Form 10-Q
period 1996-03-31
CATHAY BANCORP INC
filed 1996-05-14
CIK 861842

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________________ to_____________________


Commission file number                           0-18630


                                CATHAY BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Delaware                                                 95-4274680
- - ---------------------------------------------------------------------------------------------------------
    (State of other jurisdiction of                                                  (I.R.S. Employer
    incorporation or organization)                                                   Identification No.)


777 North Broadway, Los Angeles, California                                                           90012
- - ------------------------------------------------------------------------------------------------   -----------
    (Address of principal executive offices)                                                        (Zip Code)

              Registrant's telephone number, including area code:
                                (213) 625-4700


  (Former name, former address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X      No
                         ---        ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock, $.01 par value, 7,880,102 shares outstanding as of March 31, 1996.

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

         Item 1.     Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4-6

                     Note to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . .   7

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . .   8-16


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

         Item 1.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
         Item 2.     Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
         Item 3.     Defaults upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . .   17
         Item 4.     Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . .   17
         Item 5.     Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
         Item 6.     Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . .   17

SIGNATURES              . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

                         PART I - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                      CATHAY BANCORP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
                                 (In thousands)

                                                            Mar. 31, 1996   Dec. 31, 1995
                                                             (unaudited)     (unaudited)
                                                            -------------   -------------
ASSETS
Cash and due from banks                                      $    46,268   $    70,126
Federal funds sold                                                45,200         1,200
                                                             -----------   -----------
 Cash and cash equivalents                                        91,468        71,326
Securities available-for-sale                                    309,607       243,252
Securities held-to-maturity (with estimated fair values of
 $159,390 in 1996 and $164,145 in 1995)                          158,225       159,376
Loans (net of allowance for loan losses of
 $13,406 in 1996 and $12,742 in 1995)                            555,889       542,995
Other real estate owned                                           15,436        13,879
Investments in real estate                                         4,236         4,304
Premises and equipment, net                                       26,380        26,586
Customers' liability on acceptance                                 3,963         3,675
Accrued interest receivable                                        8,735        11,715
Other assets                                                       9,887        10,292
                                                             -----------   -----------
 Total assets                                                $ 1,183,826   $ 1,087,400
                                                             ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 Non-interest bearing demand deposits                        $   118,331   $   117,974
 Interest bearing accounts
  NOW accounts                                                   102,501        88,917
  Money market deposits                                          107,656       102,167
  Savings deposits                                               144,286       134,045
  Time deposits under $100,000                                   180,205       156,927
  Time deposits of $100,000 or more                              428,530       384,196
                                                             -----------   -----------
 Total deposits                                                1,081,509       984,226
                                                             -----------   -----------
Securities sold under agreements to repurchase                     --            1,500
Acceptances outstanding                                            3,963         3,675
Other liabilities                                                  3,975         3,470
                                                             -----------   -----------
 Total liabilities                                             1,089,447       992,871
                                                             -----------   -----------
Commitments and contingencies
Stockholders' equity
 Preferred stock, $.01 par value; 10,000,000
  shares authorized, none issued                                   --            --
 Common stock, $.01 par value; 25,000,000 shares
  authorized, 7,880,102 and 7,867,164 shares issued and
  outstanding in 1996 and 1995, respectively                          79            79
 Additional paid-in-capital                                       42,218        42,014
 Unrealized holding gain (loss) on securities
  available-for-sale, net of tax                                    (659)        1,403
 Retained earnings                                                52,741        51,033
                                                             -----------   -----------
 Total stockholders' equity                                       94,379        94,529
                                                             -----------   -----------
 Total liabilities and stockholders' equity                  $ 1,183,826   $ 1,087,400
                                                             ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                       CATHAY BANCORP, INC AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                     (In thousands, except per share data)
                                  (unaudited)

                                                           1996         1995
- - -------------------------------------------------------------------------------
INTEREST INCOME:
 Interest and fees on loans                             $   13,312   $   14,126
 Interest on securities available-for-sale                   3,680        1,007
 Interest on securities held-to-maturity                     2,369        2,585
 Interest on Federal funds sold                                435          187
 Interest on deposits with banks                                40        --
                                                        ----------   ----------
 Total interest income                                      19,836       17,905
                                                        ----------   ----------
INTEREST EXPENSE:
 Time deposits of $100,000 or more                           5,388        3,443
 Other deposits                                              3,674        3,112
 Interest on other borrowed funds                               46           22
                                                        ----------   ----------
 Total interest expens                                       9,108        6,577
                                                        ----------   ----------
 Net interest income before provision for loan losses       10,728       11,328
                                                        ----------   ----------
 Provision for loan losses                                     900        1,650
                                                        ----------   ----------
 Net interest income after provision for loan losses         9,828        9,678
                                                        ----------   ----------
NON-INTEREST INCOME:
 Securities gains                                               22           48
 Letter of credit commissions                                  281          365
 Service charges                                               756          920
 Other operating income                                        269          279
                                                        ----------   ----------
 Total non-interest income                                   1,328        1,612
                                                        ----------   ----------
NON-INTEREST EXPENSE:
 Salaries and employee benefits                              3,105        2,932
 Occupancy expense                                             553          525
 Computer and equipment expense                                507          565
 Professional services expense                                 713          766
 FDIC and state assessments                                     86          481
 Marketing expense                                             329          226
 Net other real estate owned expense                           497          499
 Other operating expense                                       772          780
                                                        ----------   ----------
 Total non-interest expense                                  6,562        6,774
                                                        ----------   ----------
 Income before income tax expense                            4,594        4,516
Income tax expense                                           1,706        1,772
                                                        ----------   ----------
Net Income                                              $    2,888   $    2,744
                                                        ==========   ==========
NET INCOME PER COMMON SHARE, based on the
 weighted average number of shares
 outstanding during the periods:                        $     0.37   $     0.35
Weighted average number of common shares outstanding     7,876,755    7,766,818

See accompanying notes to condensed consolidated financial statements.

                       CATHAY BANCORP, INC. & SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995  (UNAUDITED)

                                                                         (In thousands)
                                                                     -----------------------
                                                                        1996         1995
- - --------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                             $  2,888     $  2,744
Adjustments to reconcile net income to net cash
  provided by operating activities:
 Provision for loan losses                                                  900        1,650
 Provision for losses on other real estate owned                            500          428
 Depreciation                                                               367          350
 Net gain on sale of other real estate owned                                (25)          (2)
 Premises and equipment disposal gains                                     --             (1)
 Net gain on sales and calls of securities                                  (22)         (48)
 Amortization and accretion of investment
  security premiums, net                                                    206            3
 Increase (decrease) in deferred loan fees, net                             (32)          87
 (Increase) decrease in accrued interest receivable                       2,980          (42)
 Decrease in other assets, net                                            1,919        1,522
 Increase in other liabilities, net                                         505        2,481
                                                                       --------     --------
  Total adjustments                                                       7,298        6,428
                                                                       --------     --------
  Net cash provided by operating activities                              10,186        9,172
                                                                       ========     ========

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                               (80,218)      (5,111)
Proceeds from maturity and call of securities available-for-sale         10,095        5,125
Purchase of securities held-to-maturity                                 (10,029)      (7,869)
Proceeds from maturity and call of securities held-to-maturity           11,188        1,566
Net change in loans                                                     (16,353)       7,379
Purchase of premises and equipment                                         (127)        (496)
Proceeds from sale of equipment                                            --             25
Proceeds from sale of other real estate owned                               559          232
Decrease in investments in real estate                                       34         --
                                                                       --------     --------
  Net cash used in investing activities                                 (84,851)         851
                                                                       ========     ========

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW accounts,
 money market and savings deposits                                       29,671      (15,220)
Net increase in time deposits                                            67,612       29,575
Net increase (decrease) in securities sold under
 agreements to repurchase                                                (1,500)         751
Decrease in Borrowing from Federal Home Loan Bank                          --         (4,000)
Cash dividends                                                           (1,180)      (1,169)
Proceeds from issuance of common stock                                      204          217
                                                                       --------     --------
  Net cash provided by financing activities                              94,807       10,154
                                                                       ========     ========

Increase in cash and cash equivalents                                    20,142       20,177
Cash and cash equivalents, beginning of the period                       71,326       55,828
                                                                       --------     --------
Cash and cash equivalents, end of the period                           $ 91,468     $ 76,005
                                                                       ========     ========
Supplemental disclosure of cash flow information
 Cash paid during the period for:
  Interest                                                             $  9,098     $  6,535
  Income taxes                                                         $   --       $    225
 Non-cash investing activities:
  Net change in unrealized holding gain (loss) on securities
     available-for-sale, net of tax                                    $ (2,062)    $    633
  Transfers to other real estate owned                                 $  3,191     $  1,936
  Loans to facilitate the sale of other real estate owned              $    600     $   --


See accompanying notes to condensed consolidated financial statements.

                      CATHAY BANCORP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for year ended December 31, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion is given based on the assumption that the reader has access to the 1995 Annual Report of Cathay Bancorp, Inc. and its subsidiary Cathay Bank ("the Bank"), together ("Cathay" or the "Company").

RESULTS OF OPERATIONS

    For the three months ended March 31, 1996, the Company reported net income of $2.9 million or $0.37 per common share, compared with $2.7 million or $0.35 per common share for the same period in 1995, representing an increase of $144,000 or 5.3%. The increase in the 1996 first quarter net income was attributable to a combination of the following: 1) a decrease of $750,000 in the provision for loan losses; 2) a decrease of $600,000 in net interest income before provision for loan losses; 3) a decrease of $284,000 in non-interest income; and 4) a decrease of $212,000 in non-interest expense. The annualized return on average assets and return on average stockholders' equity for the first quarter of 1996 were 1.02% and 12.23%, respectively, compared with 1.16% and 12.67%, respectively, for the first quarter of 1995.

NET INTEREST INCOME

    Net interest income before provision for loan losses totaled $10.7 million for the first quarter of 1996, compared with $11.3 million for the same quarter in 1995. This represents a decrease of $600,000 or 5.3%. On a taxable equivalent basis, net interest income totaled $11.0 million and $11.7 million for the first quarter of 1996 and 1995, respectively, representing a decrease of $656,000 or 5.6% for 1996. Average earning assets grew by $171.6 million from the first quarter of 1995 to 1996 contributing to an increase of $1.9 million in total interest income, which however, was offset by a decline of 75 basis points in the average yield on earning assets from 8.78% to 8.03%. This was primarily a result of lower average reference rate on the Bank's loans from 9.08% to 8.58%, and a relative change in the earning asset mix from loans to investment securities. Average loans consisted of 67.49% of total average earning assets in the first quarter of 1995, but decreased to 54.67% in 1996. In addition, cost of funds went up 43 basis points from 3.62% to 4.05% primarily due to an increase in average interest-bearing liabilities of $173.2 million from the first quarter of 1995 to that of 1996, of which $170.8 million were in time deposits. Moreover, the lagging repricing characterics of the Bank's time deposits in a decreasing interest rate environment in the first quarter of 1996 played a role in the higher cost of funds. On the contrary, the repricing of time deposits in the first quarter of 1995 lagged in an increasing interest rate environment contributing to lower cost of funds. As a result of all the above, net interest margin, defined as taxable equivalent net interest income to average earning assets, decreased 122 basis points from 5.61% in the first quarter of 1995 to 4.39% in 1996.

NON-INTEREST INCOME

    For the first quarter of 1996 and 1995, non-interest income totaled $1.3 million and $1.6 million, respectively. The decrease of $284,000 or 17.6% in non-interest income in the first quarter of 1996 was mainly due to reduced service charge income resulting largely from an escrow fee income transferred from an escrow trust fund bank control account in the first quarter of 1995, and lower letter of credit commissions as illustrated in the table below:

                                                                      (Dollars in thousands)
                                                                Three Months Ended           Increase        Percent
Non-interest income:                                         03/31/96       03/31/95        (Decrease)       Change
                                                             --------       --------        ----------       ------
Letter of credit commissions                                  $  281          $  365          $  (84)        (23.0)%
Service charges                                                  756             920            (164)        (17.8)
Other operating income                                           269             279             (10)         (3.6)
Securities Gains                                                  22              48             (26)        (54.2)
                                                              ------          ------          ------
  Total non-interest income                                   $1,328          $1,612          $ (284)        (17.6)%
                                                              ======          ======          ======

NON-INTEREST EXPENSE

    For the first quarter of 1996, non-interest expense totaled $6.6 million, compared with $6.8 million for the same quarter of 1995, representing a decrease of $212,000 or 3.1%. The decrease was primarily attributable to lower FDIC assessment partially offset by higher salary expense due to annual salary adjustments and higher marketing expense due to increased advertising, promotion and new brochure printing. The following table presents the components of the non-interest expense with the amount and percentage changes for the periods indicated:

                                                                             (Dollars in thousands)
                                                                Three Months Ended           Increase       Percent
Non-interest expense:                                         03/31/96       03/31/95       (Decrease)       Change
                                                              --------       --------       ----------      -------
Salaries and employee benefits                                 $3,105         $2,932         $   173           5.9%
Occupancy expense                                                 553            525              28           5.3
Computer and equipment expense                                    507            565             (58)        (10.3)
Professional services expense                                     713            766             (53)         (6.9)
FDIC and State assessments                                         86            481            (395)        (82.1)
Marketing expense                                                 329            226             103          45.6
Net other real estate owned expense                               497            499              (2)         (0.4)
Other operating expense                                           772            780              (8)         (1.0)
                                                               ------         ------         -------
   Total non-interest expense                                  $6,562         $6,774         $  (212)         (3.1)%
                                                               ======         ======         =======


FINANCIAL CONDITION

    From year-end 1995 to March 31, 1996, total assets increased $96.4 million or 8.9% to $1,183.8 million; deposits were up $97.3 million or 9.9% to $1,081.5 million; securities available-for-sale increased $66.4 million or 27.3% to $309.6 million; loans, net of unearned fees, advanced $13.6 million or 2.4% to $569.3 million; and stockholders' equity remained approximately the same at $94.4 million due to the quarterly earnings offset by a decrease of $2.1 million in unrealized holding gains on securities available-for-sale and dividends paid in the amount of $1.2 million.

EARNING ASSET MIX

    Total earning assets amounted to $1,082.3 million as of March 31, 1996, compared with $974.6 million at year-end 1995, representing an increase of $107.7 million or 11.1%. The increase in total earning assets as well as the continued change in the earning asset mix of loans and other types of investments, primarily securities available-for-sale and Federal funds sold in the first quarter of 1996 reflected the still sluggish loan demand in the Company's markets while deposits continued to grow. The change in the earning asset mix improved the Company's liquidity ratio from 43.6% at year-end 1995 to 47.6% as of March 31, 1996, but it had unfavorably impacted the net interest margin, which declined 122 basis points between the first quarter of 1995 and 1996. The table below shows the changes in the earning asset mix as of the dates indicated:

                                                                           (Dollars in thousands)
                                                               As of 03/31/96                   As of 12/31/95
                                                         ---------------------------       -----------------------
Types of earning assets:                                   Amount            Percent        Amount         Percent
                                                         ----------          -------       --------        -------
Federal funds sold                                       $   45,200            4.2%        $    1,200          0.1%
Securities available-for-sale                               309,607           28.6            243,252         25.0
Securities held-to-maturity                                 158,225           14.6            159,376         16.4
Time deposits with other banks                                  -0-            -0-             15,001          1.5
Loans (net of deferred fees)                                569,295           52.6            555,737         57.0
                                                         ----------          -----         ----------        -----

  Total earning assets                                   $1,082,327          100.0%          $974,566        100.0%
                                                         ==========          =====           ========        =====

SECURITIES

    Securities available-for-sale increased $66.4 million or 27.3% to $309.6 million as of March 31, 1996, compared with $243.3 million at year-end 1995. A majority of securities available-for-sale were securities backed by U.S. government agencies. The substantial increase in securities available-for-sale was largely due to persistent soft loan demand in the Company's market area while deposits continued to grow as mentioned previously. Securities held-to-maturity decreased slightly from $159.4 million at year-end 1995 to $158.2 million as of March 31, 1996.

    The following tables summarize the composition and maturity distribution of the investment portfolio as of the dates indicated:

                                                                   (Dollars in thousands)
SECURITIES AVAILABLE-FOR-SALE:                                        As of 03/31/96
- - -----------------------------                 ----------------------------------------------------------------------
                                               Amortized         Gross                Gross
                                                  Cost      Unrealized Gains    Unrealized Losses      Fair Value
                                               ---------    ----------------    -----------------      ----------
U.S. Treasury securities                        $105,042         $   363              $  506             $104,899
U.S. government agencies                         202,246             252               1,251              201,247
State and municipal securities                       -0-             -0-                 -0-                  -0-
Federal Home Loan Bank stock                       3,461             -0-                 -0-                3,461
                                                --------         -------              ------             --------
    Total                                       $310,749         $   615              $1,757             $309,607
                                                ========         =======              ======             ========

                                                                      As of 12/31/95
                                              --------------------------------------------------------------------
                                               Amortized         Gross              Gross
                                                  Cost      Unrealized Gains    Unrealized Losses       Fair Value
                                               ---------    ----------------    -----------------       ----------
U.S. Treasury securities                        $110,049         $   749              $  412             $110,386
U.S. government agencies                         127,750           2,097                 -0-              129,847
State and municipal securities                        95             -0-                 -0-                   95
Federal Home Loan Bank stock                       2,924             -0-                 -0-                2,924
                                                --------         -------              ------             --------
    Total                                       $240,818         $ 2,846              $  412             $243,252
                                                ========         =======              ======             ========

                                                                   (Dollars in thousands)
SECURITIES HELD-TO-MATURITY:                                          As of 03/31/96
- - ---------------------------                   -------------------------------------------------------------------
                                               Carrying         Gross                Gross             Estimated
                                                  Value     Unrealized Gains    Unrealized Losses      Fair Value
                                              ------------  ----------------    -----------------      ----------
U.S. Treasury securities                        $ 50,058         $   197              $  386            $  49,869
U.S. government agencies                          59,421             -0-                  48               59,373
State and municipal securities                    38,519           1,619                  99               40,039
Other marketable equity securities                10,227             -0-                 118               10,109
                                                --------         -------              ------             --------
    Total                                       $158,225         $ 1,816              $  651             $159,390
                                                ========         =======              ======             ========

                                                                      As of 12/31/95
                                               ------------------------------------------------------------------
                                               Carrying         Gross                 Gross            Estimated
                                                 Value      Unrealized Gains    Unrealized Losses      Fair Value
                                               --------     ----------------    -----------------      ----------
U.S. Treasury securities                        $ 50,062         $   922              $   96            $  50,888
U.S. government agencies                          69,428           1,693                 -0-               71,121
State and municipal securities                    39,620           2,274                  24               41,870
Other marketable equity securities                   266             -0-                 -0-                  266
                                                --------         -------              ------             --------
    Total                                       $159,376         $ 4,889              $  120             $164,145
                                                ========         =======              ======             ========



SECURITIES PORTFOLIO MATURITY DISTRIBUTION:                         (Dollars in thousands)
                                                                    As of March 31, 1996
                                                                      Maturity Schedule
                                         --------------------------------------------------------------------------
                                                         After 1 But      After 5 But
SECURITIES AVAILABLE-FOR-SALE:           Within 1 Yr    Within 5 Yrs     Within 10 Yrs      Over 10 Yrs      Total
- - -----------------------------            -----------    ------------     -------------      -----------     -------
U.S. Treasury securities                   $ 59,819       $  45,080         $    -0-          $   -0-       $104,899
U.S. government agencies                     29,898         151,227           20,122              -0-        201,247
State and municipal securities                  -0-             -0-              -0-              -0-            -0-
Federal Home Loan Bank stock                  3,461             -0-              -0-              -0-          3,461
                                           --------        --------         --------          -------       --------
    Total                                  $ 93,178        $196,307         $ 20,122          $   -0-       $309,607
                                           ========        ========         ========          =======       ========

SECURITIES HELD-TO-MATURITY:
- - ----------------------------
U.S. Treasury securities                 $      -0-       $  50,058         $    -0-         $    -0-       $ 50,058
U.S. government agencies                        -0-          39,421           20,000              -0-         59,421
State and municipal securities                  355           9,413           12,058           16,693         38,519
Mortgage-backed securities                      -0-           5,001            5,226              -0-         10,227
                                         ----------        --------         --------         --------       --------
    Total                                $      355        $103,893         $ 37,284         $ 16,693       $158,225
                                         ==========        ========         ========         ========       ========

LOANS

    Total gross loans amounted to $571.4 million as of March 31, 1996, compared with $557.9 million at year-end 1995. This represents a moderate increase of $13.5 million or 2.4%. As shown in the table below, the increase primarily took place in the other loan category which added $11.8 million resulting from investments in banker's acceptances.

    The following table sets forth the classification of loans by type and mix as of the dates indicated:

                                                                            (Dollars in thousands)
                                                                 As of 03/31/96                 As of 12/31/95
                                                             ----------------------         ----------------------
Types of loans:                                               Amount        Percent          Amount        Percent
                                                             --------       -------         --------       -------
Commercial loans                                             $288,173         51.8%         $292,612         53.9%
Real estate mortgage loans                                    237,394         42.7           231,360         42.6
Real estate construction loans                                 14,977          2.7            13,606          2.5
Installment loans                                              18,496          3.3            19,748          3.6
Other loans                                                    12,344          2.2               533          0.1
                                                             --------       ------          --------        -----
Total loans - Gross                                          $571,384                       $557,859
Allowance for loan losses                                     (13,406)        (2.4)          (12,742)        (2.3)
Unamortized deferred loan fees                                 (2,089)        (0.3)           (2,122)        (0.4)
                                                             --------       ------          --------        -----
 Total loans - Net                                           $555,889        100.0%         $542,995        100.0%
                                                             ========        =====          ========        =====

RISK ELEMENTS OF THE LOAN PORTFOLIO

NON-PERFORMING ASSETS

    Non-performing assets include loans past due 90 days or more (including both loans that are still accruing interest, and those on a non-accrual status), troubled debt restructurings, as well as real estate acquired through foreclosures. As of March 31, 1996 the Company's non-performing assets totaled $43.0 million, compared with $37.7 million at year-end 1995. The increase of $5.4 million in non-performing assets resulted primarily from an increase of $3.6 million in non-accrual loans and secondarily from an increase of $1.5 million in other real estate owned (OREO). The coverage ratio, which is the allowance for loan losses to non-performing loans, decreased from 53.57% at year-end 1995 to 48.55% as of March 31, 1996, largely due to a $3.8 million increase in non-performing loans while the allowance for loan losses was only up $664,000. However, management believes the allowance for loan losses was adequate as of March 31, 1996 since a majority of the non-accrual loans, especially the commercial real estate loans, are secured by the first trust deeds of the respective properties with added collateral in one case. The following table presents the breakdown of non-performing assets by different categories as of the dates indicated:

                                                                              (Dollars in thousands)
                                                                As of          As of         As of          As of
Non-Performing Assets:                                        03/31/96       12/31/95       09/30/95       06/30/95
                                                              --------       --------       --------       --------
Loans past due 90 days or more and
  still accruing interest                                      $ 1,571        $ 1,344        $ 8,860        $ 7,430
Non-accrual loans                                               17,621         14,012         22,528         19,781
                                                               -------        -------        -------        -------
  Total past due loans                                         $19,192        $15,356        $31,388        $27,211
Troubled debt restructurings                                     8,419          8,429          8,617          9,076
Real estate acquired in foreclosure or
  in-substance foreclosure                                      15,436         13,879         19,452         17,563
                                                               -------        -------        -------        -------
  Total non-performing assets                                  $43,047        $37,664        $59,457        $53,850
                                                               =======        =======        =======        =======

Non-performing assets as a percentage of
  period-end total loans plus OREO                              7.34%          6.59%          10.46%         9.15%

    The balance of non-accrual loans consisted mainly of $7.6 million in commercial real estate loans and $9.5 million in commercial loans. The increase of $3.6 million in non-accrual loans since year-end 1995 was primarily due to: 1) the addition of $5.7 million commercial real estate loans, $5.1 million of which is secured by motels; and 2) foreclosure on a $2.6 million motel. The following tables present the type of properties securing the loans and the type of businesses the borrowers engaged in under different non-accrual loan categories:

                                                                           (Dollars in thousands)
                                                                           As of March 31, 1996
                                                                                 Loan Balance
                                                                     ------------------------------------
                                                                     Commercial
Type of property:                                                    Real Estate               Commercial
                                                                     -----------               ----------
Single/multi-family residence                                           $    510                 $  1,301
Commercial                                                                    33                    4,402
Motel                                                                      7,012                      541
Land                                                                         -0-                      -0-
Others                                                                       -0-                      565
Marina                                                                       -0-                    2,645
Unsecured                                                                    -0-                       31
                                                                        --------                 --------
                                                                        $  7,555                 $  9,485
                                                                        ========                 ========
Type of business:
Real estate development                                                 $     33                 $     57
Retail                                                                       510                       97
Restaurant                                                                   -0-                      796
Import                                                                       -0-                      850
Motel                                                                      7,012                      541
Wholesale                                                                    -0-                    3,455
Marina                                                                       -0-                    1,875
Others                                                                       -0-                    1,814
                                                                        --------                 --------
                                                                        $  7,555                 $  9,485
                                                                        ========                 ========

    From the above schedule in the non-accrual commercial real estate loan category, the motel loans totaled $7.0 million comprising three credits secured by the first trust deeds of the respective motels located in Southern California with a single family residence as an added collateral on one credit.

    In the non-accrual commercial loan category, $4.4 million secured by commercial properties was made up of 10 credits. The collateral on these credits include first and second trust deeds, TCD's and UCC's. The $2.6 million secured by marinas consists of two credits. One in the amount of $770,000 has been brought current since March 31, 1996. The balance of the other credit secured by two marinas has been gradually reduced and the Bank is in final negotiation with a third party to purchase the two marinas. The Bank expects no loss from the sales transaction.

    Troubled debt restructurings totaled $8.4 million as of March 31, 1996, approximately the same level as year-end 1995. Of these restructured loans, 28 credits totaling $3.4 million were current under their revised terms, while two credits totaling $5.0 million were 30 days past due as of March 31, 1996.

    There were no loan concentrations to multiple borrowers in similar activities, which exceeded 10% of total loans as of March 31, 1996.


ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses amounted to $13.4 million or 2.35% of total loans on March 31, 1996, compared with $12.7 million or 2.28% of total loans at year-end 1995. The following table presents information relating to the allowance for loan losses for the periods indicated:

                                                                           (Dollars in thousands)
                                                               YTD            YTD           YTD           YTD
Allowance for loan losses:                                   03/31/96      12/31/95       09/30/95      06/30/95
                                                             --------      --------       --------      --------
Balance at beginning of period                                 $12,742        $12,271        $12,271       $12,271
Provision for loan losses                                          900          7,300          4,650         3,000
Loans charged-off                                                 (710)        (7,335)        (4,747)       (2,550)
Recoveries of charged-off loans                                    474            506            101            65
                                                               -------        -------        -------       -------

  Balance at end of period                                     $13,406        $12,742        $12,275       $12,786
                                                               =======        =======        =======       =======

Average loans outstanding during the period                   $547,915       $549,660       $553,929      $559,687
Ratio of net charge-offs to average loans outstanding
  during the period (annualized)                                 0.17%          1.24%          1.12%         0.89%
Provision for loan losses to average loans outstanding
  during the period (annualized)                                 0.66%          1.33%          1.12%         1.07%
Allowance to non-performing loans at period end                 48.55%         53.57%         30.68%        35.24%
Allowance to total loans at period-end                           2.35%          2.28%          2.24%         2.24%

    In determing the allowance for loan losses, management continues to assess the risks inherent in the loan portfolio, the possible impact of known and potential problem loans, and other factors such as collateral value, portfolio composition, loan concentration, financial strength of borrower, and trends in local economic conditions.

    The Company's allowance for loan losses consists of a specific allowance for impaired and classified loans and a general allowance for non-classified loans. The impairment allowance is defined as the difference between the recorded investment and the fair value of the impaired loan. For the remaining internally classified loans which do not require impairment allowance, management allocates a specific allowance to each loan based on the percentage assigned and the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral and the general economic conditions. The general allowance is determined by an assessment of the overall quality of the unclassified portion of the loan portfolio as a whole, and by loan type. Management maintained the percentage assigned to the general allowance based on charge-off history and management's knowledge of the quality of the portfolio. The adoption of Statement of Accounting Standards No. 114 (SFAS 114) "Accounting by Creditors for Impairment of a Loan" and No. 118 (SFAS
118) "Accounting by

Creditors for Impairment of a Loan - Income Recognition and Disclosures" in January 1995 did not have a material impact on the Company's results of operatons or financial condition. The following table presents a breakdown of impaired loans and the SFAS 114 impairment allowance related to impaired loans:

                                                                           (Dollars in thousands)
                                                                           As of March 31, 1996
                                                                    ------------------------------------
                                                                                               SFAS 114
Impaired loans:                                                      Recorded                 Impairment
  Loans with impairment allowance                                   Investment                 Allowance
                                                                    ----------                ----------
    Commercial                                                       $12,827                   $  2,349
    Commercial real estate                                            21,262                      4,369
                                                                     -------                   --------
      Total loans with impairment allowance                          $34,089                   $  6,718
                                                                     =======                   ========

  Loans without impairment allowance
    Commercial                                                       $ 1,875
    Commercial real estate                                             1,446
                                                                     -------
      Total loans without impairment allowance                       $ 3,321
                                                                     =======

    Based on the Company's evaluation process to determine the level of the allowance for loan losses mentioned previously and the fact that a majority of the Company's non-performing loans are secured, management believes the allowance level to be adequate as of March 31, 1996 to absorb the estimated known and inherent risks identified through its analysis.


OTHER REAL ESTATE OWNED

    The Company's OREO properties, net of a valuation allowance of $1.4 million, were carried at $15.4 million on March 31, 1996. This compares with OREO, net of a valuation allowance of $869,000, carried at $13.9 million at year-end 1995. During the first quarter of 1996, three properties with a fair value of $3.2 million were added to OREO, and three properties totaling $874,000 were disposed of with a net gain of $59,000. The existing OREO properties include different types of residential properties, commercial buildings, retail stores, land, and motels. With an exception of one single family residence which is out of state, all other properties are located in Southern California.

    The Company maintains a valuation allowance for the OREO properties in order to record fair estimated value of these properties. Periodic evaluation is performed on each property and corresponding adjustment is made to the valuation allowance. Any decline in value is recognized as non-interest expense in the current period and any balance in the valuation allowance is reversed when the respective property is sold. During the first quarter of 1996, management provided approximately $500,000 to the provision for OREO losses based on new listing prices or new appraisals received. It is unpredictable when the Southern California real estate market will recover from its prolonged depressed condition, therefore additional provision for OREO losses may be made in the future, and the Company may incur losses on sales of these properties.


DEPOSITS

    Total deposits reached $1,081.5 million as of March 31, 1996, representing an increase of $97.3 million or 9.9% over the $984.2 million at year-end 1995. Accounting for most of the increase were time deposits of $100,000 or more ("Jumbo CD's") and time deposits under $100,000, which went up $44.3 million and $23.3 million, respectively, due in large part to an inflow of capital from Taiwan. The increase in other deposit categories resulted primarily from a Chinese New Year promotion. As a result of the increase in Jumbo CD's, the Company's core deposits, defined as total deposits excluding Jumbo CD's and brokered deposits, have declined slightly as a percentage of total deposits from 61.0% at year-end 1995 to 60.4% at March 31, 1996.

    Although Jumbo CD's increased remarkably, management maintains they are not considered generally volatile since 1) a majority of the Company's Jumbo CD's have been fairly consistent based on statistics which support that more than half of the Jumbo CD's stayed with the Bank for more than two years; and 2) this phenomenon of having relatively higher percentage of Jumbo CD's exists in most of the Chinese American banks in the Company's market which is dictated by the fact that the customers in this market tend to have a higher savings rate. However, management has taken steps to discourage the continued growth in Jumbo CD's, such as to diversify the customer base by branch expansion, and to develop new products to attract depositors. There were no brokered deposits as of March 31, 1996. The following table illustrates the deposit mix on the dates indicated:

                                                                        (Dollars in thousands)
                                                              As of 03/31/96                  As of 12/31/95
                                                        ----------------------------     --------------------------
Types of deposits:                                         Amount          Percent        Amount          Percent
                                                        -----------        -------       --------         -------
Demand                                                   $  118,331         10.9%        $117,974           12.0%
NOW accounts                                                102,501          9.5           88,917            9.0
Money market accounts                                       107,656         10.0          102,167           10.4
Savings deposits                                            144,286         13.3          134,045           13.6
Time deposits under $100,000                                180,205         16.7          156,927           15.9
Time deposits of $100,000 or more                           428,530         39.6          384,196           39.1
                                                         ----------        -----         --------          -----

 Total deposits                                          $1,081,509        100.0%        $984,226          100.0%
                                                         ==========        =====         ========

CAPITAL RESOURCES

    Stockholders' equity amounted to $94.4 million or 7.97% of total assets as of March 31, 1996, compared with $94.5 million at year-end 1995 or 8.69% of total assets. The slight decrease in stockholders' equity was due to a decrease of $2.1 million in the unrealized holding gains on securities available-for-sale, net of tax, and dividends paid in the amount of $1.2 million, which offset the 1996 first quarter earnings. The Company's primary source of capital has been retained earnings, with the issuance of additional common stock through Dividend Reinvestment Plan and the ESOP being the secondary source.

    The Company declared a cash dividend of $0.15 per share in January and April of 1996, on 7,867,164 and 7,880,102 shares outstanding, respectively. Total cash dividends paid in 1996, including the $1.2 million paid in April 1996, amounted to $2.4 million.

    Management is committed to retain the Company's capital at a level sufficient to support future growth, to protect depositors, to absorb any unanticipated losses and to comply with various regulatory requirements.

    The Company and the Bank's capital and leverage ratios as of March 31, 1996 well exceeded the regulatory minimum requirements. They are presented in the tables below:

                                                                    (Dollars in thousands)
                                                          Company                             Bank
                                                     As of 03/31/1996                 As of 03/31/1996
                                                  ---------------------------      -------------------------
                                                   Balance          Percent         Balance          Percent
                                                  ---------        ---------       ---------        --------
Tier 1 Capital                                    $ 95,038*          13.84%         $ 94,212*         13.72%
Tier 1 Capital minimum requirement                  27,463            4.00            27,463           4.00
                                                  --------           -----          --------          -----
  Excess                                          $ 67,575            9.84%         $ 66,749           9.72%
                                                  ========           =====          ========          =====

                                                                    (Dollars in thousands)
                                                          Company                            Bank
                                                     As of 03/31/1996                  As of 03/31/1996
                                                  ------------------------        -------------------------
                                                   Balance         Percent         Balance          Percent
                                                  ---------        -------        ---------         -------
Total Capital                                      $  103,680*       15.10%       $  102,854*        14.98%
Total Capital minimum requirement                      54,926         8.00            54,925          8.00
                                                   ----------        -----        ----------         -----
  Excess                                           $   48,754         7.10%       $   47,929          6.98%
                                                   ==========        =====        ==========         =====

Risk-weighted assets                               $  686,577                     $  686,564

Leverage ratio                                                        8.37%                           8.30%
Minimum leverage requirement                                          4.00                            4.00
                                                                     -----                           -----
  Excess                                                              4.37%                           4.30%
                                                                     =====                           =====

Total average assets                               $1,135,613                     $1,135,529

* Excluding the unrealized holding losses on securities available-for-sale of $659,000.

LIQUIDITY AND INTEREST RATE SENSITIVITY

    Liquidity is the Company's ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs. The Company's liquidity came primarily from various types of deposits. In addition, liquidity can be obtained from assets as well, which include cash and cash equivalents, Federal funds sold, unpledged securities available-for-sale, and unpledged securities held-to-maturity. Due to the gradual change in the earning asset mix of loans and other types of investments, the Company's liquidity ratio (defined as net liquid assets to total deposits) has continued to improve from 43.64% at year-end 1995 to 47.58% as of March 31, 1996.

    To further enhance its liquidity, the Company maintains a total credit line of $45 million for Federal funds with three correspondent banks, and a total retail certificate of deposit (CD) line of approximately $139.1 million with three brokerage firms. Moreover, the Company has become a shareholder of Federal Home Loan Bank (FHLB) since January 1993, which enables the Company to have access to lower cost FHLB financing when and if necessary. Management believes all the above-mentioned sources will provide adequate liquidity to the Company to meet its daily operating needs.

    Interest sensitivity risk management minimizes the risk to net interest income resulting from the changes in market interest rates. The Company's Investment Committee monitors interest sensitivity risk on an on-going basis by using, among other things, gap analysis and certain key ratios. Gap analysis is a measure to identify the differences between rate sensitive assets and rate sensitive liabilities over certain periods of time. A positive gap exists when rate sensitive assets exceed rate sensitive liabilities and a negative gap exists when rate sensitive liabilities exceed rate sensitive assets.
Generally, a positive gap would enhance net interest margin during periods of increasing interest rates and vice versa, and a negative gap would impair net interest margin during periods of increasing interest rates and vice versa. Beginning in 1995, the Company's rate sensitive liabilities also included distribution of non-maturity deposit balances over certain periods of time based on the Bank's own assumptions and experiences. These non-maturity deposits, which contain money market accounts, NOW accounts and savings deposits, were included in the immediate repricing period prior to the third quarter of 1995. As of March 31, 1996, the Company's rate sensitive liabilities exceeded rate sensitive assets by roughly $40.1 million with a cumulative gap ratio of a negative 3.39% within a 1-year period.

                          PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

  The Company, including its wholly-owned subsidiary, Cathay Bank, has been a party to ordinary routine litigation incidental to various aspects of its operations.

  Management is not currently aware of any other litigation that will have material adverse impact on the Company's consolidated financial condition, or the results of operations.

ITEM 2.      CHANGES IN SECURITIES

  There have been no changes in securities.


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

  Not applicable.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no reportable events.


ITEM 5.      OTHER INFORMATION

  There were no reportable events.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                      Cathay Bancorp, Inc.
                                                                      --------------------
                                                                      (Registrant)


              Date:  May 14, 1996                                     DUNSON K. CHENG
                     ------------                                     ---------------
                                                                      Dunson K. Cheng
                                                                      Chairman and President


              Date:  May 14, 1996                                     ANTHONY M. TANG
                     ------------                                     ---------------
                                                                      Anthony M. Tang
                                                                      Chief Financial Officer