Form 10-Q
period 1996-06-30
CATHAY BANCORP INC
filed 1996-08-14
CIK 861842

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996
                               ----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              --------------------      ----------------------


Commission file number                      0-18630
                       ---------------------------------------------


                              CATHAY BANCORP, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                     95-4274680
- - --------------------------------------------------------------------------------
     (State of other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)


777 North Broadway, Los Angeles, California                          90012
- - --------------------------------------------------------------------------------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:         (213) 625-4700
                                                    ----------------------------


- - --------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes     X       No
                                                   -------        -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $.01 par value, 7,930,786 shares outstanding as of June 30, 1996.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION .............................................  3

     Item 1. Financial Statements .......................................... 4-6

             Note to Condensed Consolidated Financial Statements ...........   7

     Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations ..............8-18


PART II - OTHER INFORMATION ................................................  19

     Item 1. Legal Proceedings .............................................  19
     Item 2. Changes in Securities .........................................  19
     Item 3. Defaults upon Senior Securities ...............................  19
     Item 4. Submission of Matters to a Vote of Security Holders ...........  19
     Item 5. Other Information   ...........................................  19
     Item 6. Exhibits and Reports on Form 8-K ..............................  20

SIGNATURES   ...............................................................  21

                         PART I - FINANCIAL INFORMATION


                          Item 1. FINANCIAL STATEMENTS



                              CATHAY BANCORP, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           As of June 30, 1996 and December 31, 1995
                                         (in thousands)

                                                                 June 30, 1996   Dec. 31, 1995
                                                                  (unaudited)     (unaudited)
                                                                 -------------  --------------
ASSETS
Cash and due from banks                                          $    30,140    $    70,126
Federal funds sold                                                    44,300          1,200
                                                                 -------------  --------------
  Cash and cash equivalents                                           74,440         71,326
Securities available-for-sale                                        300,435        243,252
Securities held-to-maturity (with estimated fair values of
  $186,108 in 1996 and $164,145 in 1995)                             187,566        159,376
Loans (net of allowance for loan losses of
  $11,635 in 1996 and $12,742 in 1995)                               548,935        542,995
Other real estate owned, net                                          12,170         13,879
Investments in real estate, net                                        4,167          4,304
Premises and equipment, net                                           26,147         26,586
Customers' liability on acceptance                                     6,117          3,675
Accrued interest receivable                                           12,328         11,715
Other assets                                                          11,430         10,292
                                                                 -------------  --------------
  Total assets                                                   $ 1,183,735    $ 1,087,400
                                                                 =============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing demand deposits                           $   119,929    $   117,974
  Interest bearing accounts
    NOW accounts                                                      91,937         88,917
    Money market deposits                                            100,129        102,167
    Savings deposits                                                 138,157        134,045
    Time deposits under $100,000                                     190,437        156,927
    Time deposits of $100,000 or more                                438,154        384,196
                                                                 -------------  --------------
  Total deposits                                                   1,078,743        984,226
                                                                 -------------  --------------
Securities sold under agreements to repurchase                          --            1,500
Acceptances outstanding                                                6,117          3,675
Other liabilities                                                      3,184          3,470
                                                                 -------------  --------------
  Total liabilities                                                1,088,044        992,871
                                                                 -------------  --------------
Commitments and contingencies
Stockholders' equity
  Preferred stock, $.01 par value; 10,000,000
    shares authorized, none issued                                      --             --
  Common stock, $.01 par value; 25,000,000 shares
    authorized, 7,930,786 and 7,867,164 shares issued
    outstanding in 1996 and 1995, respectively                            80             79
  Additional paid-in-capital                                          43,049         42,014
  Unrealized holding gain (loss) on securities
    available-for-sale, net of tax                                    (2,093)         1,403
  Retained earnings                                                   54,655         51,033
                                                                 -------------  --------------
  Total stockholders' equity                                          95,691         94,529
                                                                 -------------  --------------
  Total liabilities and stockholders' equity                     $ 1,183,735    $ 1,087,400
                                                                 =============  ==============

        See accompanying note to unaudited condensed consolidated financial statements.



                                     CATHAY BANCORP, INC AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          For the three and six months ended June 30, 1996 and 1995
                                    (In thousands, except per share data)
                                                 (unaudited)
                                                            2nd Qtr.    2nd Qtr.       YTD          YTD
                                                           June 1996   June 1995     June 1996    June 1995
                                                          -----------  -----------  -----------  -----------
INTEREST INCOME
 Interest and fees on loans                               $   13,370   $   14,375   $   26,682   $   28,501
 Interest on securities available-for-sale                     4,336        1,011        8,016        2,018
 Interest on securities held-to-maturity                       2,680        2,864        5,049        5,449
 Interest on Federal funds sold                                  405          340          840          527
 Interest on deposits with banks                                --           --             40           --
                                                          -----------  -----------  -----------  -----------
 Total interest income                                        20,791       18,590       40,627       36,495
                                                          -----------  -----------  -----------  -----------
INTEREST EXPENSE
 Time deposits of $100,000 or more                             5,618        4,117       11,006        7,560
 Other deposits                                                3,884        3,366        7,558        6,478
 Other borrowed funds                                             11           13           57           35
                                                          -----------  -----------  -----------  -----------
 Total interest expense                                        9,513        7,496       18,621       14,073
                                                          -----------  -----------  -----------  -----------
 Net interest income before provision for loan losses         11,278       11,094       22,006       22,422

 Provision for loan losses                                       900        1,350        1,800        3,000
                                                          -----------  -----------  -----------  -----------
 Net interest income after provision for loan losses          10,378        9,744       20,206       19,422
                                                          -----------  -----------  -----------  -----------
NON-INTEREST INCOME
 Securities gains                                               --             92           22          140
 Letter of credit commissions                                    322          386          603          751
 Service charges                                                 713          763        1,469        1,683
 Other operating income                                          304          172          573          451
                                                          -----------  -----------  -----------  -----------
 Total non-interest income                                     1,339        1,413        2,667        3,025
                                                          -----------  -----------  -----------  -----------
NON-INTEREST EXPENSE
 Salaries and employee benefits                                3,092        3,010        6,197        5,942
 Occupancy expense                                               575          558        1,128        1,083
 Computer and equipment expense                                  516          515        1,023        1,080
 Professional services expense                                   837          324        1,550        1,090
 FDIC and State assessments                                       97          482          183          963
 Marketing expense                                               257          305          586          531
 Net other real estate owned expense                             812          431        1,309          930
 Other operating expense                                         837        1,386        1,609        2,166
                                                          -----------  -----------  -----------  -----------
 Total non-interest expense                                    7,023        7,011       13,585       13,785
                                                          -----------  -----------  -----------  -----------
 Income before income tax expense                              4,694        4,146        9,288        8,662
Income tax expense                                             1,598        1,538        3,304        3,310
                                                          -----------  -----------  -----------  -----------
Net Income                                                $    3,096    $   2,608    $   5,984    $   5,352
                                                          ===========  ===========  ===========  ===========
NET INCOME PER COMMON SHARE, based on the
 weighted average number of shares
 outstanding during the periods:                          $     0.39         0.34         0.76         0.69
Weighted average number of common shares outstanding       7,912,070    7,783,019    7,894,413    7,774,963

               See accompanying note to unaudited condensed consolidated financial statements.


                               CATHAY BANCORP, INC. AND SUBSIDIARY
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the six months ended June 30, 1996 and 1995 (unaudited)


                                                                            (In thousands)
                                                                       -------------------------
                                                                         1996             1995
- - ------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                             $  5,984        $  5,352
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Provision for loan losses                                             1,800           3,000
    Provision for losses on other real estate owned                       1,192             610
    Provision for investments in real estate                               --               600
    Depreciation                                                            736             766
    Net gain on sale of other real estate owned                             (22)             (8)
    Premises and equipment disposal (gains) losses                            1              (1)
    Net gain on sales and calls of securities                               (22)           (140)
    Amortization and accretion of investment
      security premiums, net                                                396               5
    Decrease in deferred loan fees, net                                     (16)           (113)
    Increase in accrued interest receivable                                (613)           (985)
    Decrease in other assets, net                                         1,429             899
    Increase (decrease) in other liabilities                               (286)          1,399
                                                                       ----------       ---------
      Total adjustments                                                   4,595           6,032
                                                                       ----------       ---------
      Net cash provided by operating activities                          10,579          11,384
                                                                       ----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                               (89,164)        (10,169)
Proceeds from maturity and call of securities available-for-sale         25,652          19,700
Purchase of securities held-to-maturity                                 (40,193)        (31,749)
Proceeds from maturity and call of securities held-to-maturity           11,894           6,235
Net change in loans                                                      (9,243)         (4,130)
Purchase of premises and equipment                                         (236)           (787)
Proceeds from sale of equipment                                               7               6
Proceeds from sale of other real estate owned                             2,058           3,223
Decrease in investments in real estate                                       69            --
                                                                       ----------       ---------
      Net cash used in investing activities                             (99,156)        (17,671)
                                                                       ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW accounts,
  money market and savings deposits                                       7,049         (28,208)
Net increase in time deposits                                            87,468          51,782
Decrease in other borrowings                                             (1,500)         (3,949)
Cash dividends                                                           (2,362)         (2,341)
Proceeds from issuance of common stock                                    1,036             415
                                                                       ----------       ---------
      Net cash provided by financing activities                          91,691          17,699
                                                                       ----------       ---------
Increase in cash and cash equivalents                                     3,114          11,412
Cash and cash equivalents, beginning of the period                       71,326          55,828
                                                                       ----------       ---------
Cash and cash equivalents, end of the period                           $ 74,440         $67,240
                                                                       ==========       =========
Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Interest                                                           $ 18,685        $ 14,009
    Income taxes                                                       $  2,010        $  2,838
  Non-cash investing activities:
    Transfer to securities available-for-sale                          $    105        $   --
    Net change in unrealized holding gain (loss) on securities
       available-for-sale, net of tax                                  $ (3,496)       $    955
    Transfers to other real estate owned                               $  4,439        $ 14,590
    Loans to facilitate the sale of other real estate owned            $  2,920        $   --

         See accompanying note to unaudited condensed consolidated financial statements.

                       CATHAY BANCORP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for year ended December 31, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is given based on the assumption that the reader has access to the 1995 Annual Report of Cathay Bancorp, Inc. and its subsidiary Cathay Bank ("the Bank"), together ("Cathay" or the "Company").

RESULTS OF OPERATIONS

     For the second quarter of 1996, the Company reported net income of $3.1 million or $0.39 per common share, compared with $2.6 million or $0.34 per common share for the same quarter of 1995, representing an increase of $488,000 or 18.7%. The increase in the quarterly net income was mainly caused by a decrease of $450,000 in the provision for loan losses coupled with an increase of $184,000 in the net interest income before provision for loan losses. The annualized return on average assets and return on average stockholders' equity for the second quarter of 1996 were 1.05% and 13.03%, respectively, compared with 1.08% and 11.75%, respectively for the same quarter in 1995.

     For the six months ended June 30, 1996, the Company reported net income of $6.0 million or $0.76 per common share, compared with $5.4 million or $0.69 per common share for the same period in 1995, representing an increase of $632,000 or 11.8%. The increase in the 1996 year-to-date net income was primarily due to a reduction of $1.2 million in the provision for loan losses while the net interest income declined by $416,000 and non-interest income by $358,000. The annualized return on average assets and return on average stockholders' equity for the first six months of 1996 were 1.05% and 12.58%, respectively, compared with 1.12% and 12.22%, respectively for the corresponding period in 1995.

NET INTEREST INCOME

     For the second quarter of 1996, net interest income before provision for loan losses totaled $11.3 million, compared with $11.1 million for the same quarter of 1995, representing an increase of $184,000 or 1.7%. On a taxable equivalent basis, net interest income was $11,518,000 for the second quarter of 1996, an increase of $103,000 or 0.9% over $11,415,000 for the same quarter of 1995. The increase in net interest income was largely attributable to a $220.0 million growth in the average earning assets, which contributed to a $2.2 million increase in total interest income. However, the increase due to volume was substantially offset by a decrease of 103 basis points from 8.88% to 7.85% in the average taxable equivalent yield on earning assets. The lower taxable equivalent yield on average earning assets was mainly due to a decrease of 75 basis points in the Bank's average reference rate on loans from 9.25% to 8.5%, combined with the effect from continued change in the earning asset mix of loans and investment securities. Cost of funds dropped slightly between the second quarter of 1995 and 1996. Net interest margin, defined as taxable equivalent net interest income to average earning assets, shrank 106 basis points from 5.36% to 4.30%.

     For the first six months of 1996 and 1995, net interest income before provision for loan losses totaled $22.0 million and $22.4 million, respectively, representing a decrease of $416,000 or 1.9% for 1996. On a taxable equivalent basis, net interest income totaled $22.6 million and $23.1 million for the first six months of 1996 and 1995, respectively, representing a decrease of $552,000 or 2.4% for 1996. Average earning assets grew by $195.7 million between the first six months of 1995 and 1996 contributing to an increase of $4.1 million in total interest income, which however, was offset by a decline of 90 basis points in the average taxable equivalent yield on earning assets from 8.84% to 7.94%. This was primarily a result of lower average reference rate on the Bank's loans from 9.16% to 8.54% reflecting the prevailing interest rate environment, and a relative change in the earning assets from loans to investment securities. To illustrate, average loans consisted of 66.51% of total average earning assets in the first six months of 1995, but decreased to 53.35% in 1996. In addition, cost of funds increased by 18 basis points from 3.82% to 4.00% primarily due to a $194.6 million increase in average interest-bearing liabilities between the first six months of 1995 and 1996, of which $185.7 million were in higher costing time deposits. Consequently, net interest margin decreased 114 basis points from 5.49% in the first six months of 1995 to 4.35% in 1996.

NON-INTEREST INCOME

     For the first six months of 1996, non-interest income totaled $2.7 million, compared with $3.0 million for the same period a year ago. This represents a decrease of $358,000 or 11.8% resulting primarily from a one-time income of approximately $205,000 recorded in the first quarter of 1995 and a reduction of $118,000 in securities gains. The decrease in letter of credit commissions of $148,000 was due to a reclassification of $141,000 in wire transfer fees to other operating income.

     On a quarterly basis, non-interest income was $1.3 million and $1.4 million, respectively for the second quarter of 1996 and 1995. The decrease in the 1996 second quarter non-interest income was mainly attributable to a decline in securities gains of $92,000. The reduction in letter of credit commissions of $64,000 was caused by a reclassification of wire transfer fees of $78,000 to other operating income.


     The following tables illustrate the components of non-interest income, as well as the amount and percentage changes for the periods indicated:


                                                                              (Dollars in thousands)
                                                                    Six Months Ended             Increase        Percent
Non-interest income:                                          06/30/96         06/30/95         (Decrease)        Change
                                                              --------         --------         ----------        ------

Letter of credit commissions                                     $  603          $  751         $  (148)          (19.7)%
Service charges                                                   1,469           1,683            (214)          (12.7)
Other operating income                                              573             451             122            27.1
Securities Gains                                                     22             140            (118)          (84.3)
                                                                 ------          ------         -------
  Total non-interest income                                      $2,667          $3,025         $  (358)          (11.8)%
                                                                 ======          ======         =======


                                                               2nd Qtr.        2nd Qtr.          Increase          Percent
Non-interest income:                                             1996            1995           (Decrease)         Change
                                                              ---------       ---------        ----------         ------

Letter of credit commissions                                     $  322          $  386         $   (64)          (16.6)%
Service charges                                                     713             763             (50)           (6.6)
Other operating income                                              304             172             132            76.7
Securities Gains                                                    -0-              92             (92)         (100.0)
                                                                 ------          ------         -------

  Total non-interest income                                      $1,339          $1,413         $   (74)           (5.2)%
                                                                 ======          ======         =======



NON-INTEREST EXPENSE

     Non-interest expense amounted to $13.6 million and $13.8 million, respectively for the first six months of 1996 and 1995. The decrease of $200,000 or 1.5% in 1996 was attributed to decreases of $782,000 in FDIC assesment and $600,000 in the provision for real estate investment ("REI") losses offset by an increase of $582,000 in the provision for other real estate owned ("OREO") losses, higher legal fees, and higher salaries expense.


     Quarterly, non-interest expense totaled $7.0 million for the second quarter of both 1996 and 1995. Nevertheless, this was achieved by a decrease of $600,000 in the provision for REI losses and a decrease of $385,000 in FDIC assessment offset by an increase of $513,000 in professional services expense mainly due to legal fees, and an increase of $381,000 in net OREO expense primarily from the provision for OREO losses mentioned above. The following table presents the components of the non-interest expense with the amount and percentage changes for the periods indicated:






                                                                                   (Dollars in thousands)
                                                                    Six Months Ended              Increase        Percent
Non-interest expense:                                           06/30/96       06/30/95          (Decrease)       Change
                                                                --------       --------          ----------       ------

Salaries and employee benefits                                   $ 6,197        $ 5,942          $   255           4.3%
Occupancy expense                                                  1,128          1,083               45           4.2
Computer and equipment expense                                     1,023          1,080              (57)         (5.3)
Professional services expense                                      1,550          1,090              460          42.2
FDIC and State assessments                                           183            963             (780)        (81.0)
Marketing expense                                                    586            531               55          10.4
Net other real estate owned expense                                1,309            930              379          40.8
Other operating expense                                            1,609          2,166             (557)        (25.7)
                                                                 -------      ---------          -------
   Total non-interest expense                                    $13,585        $13,785          $  (200)         (1.5)%
                                                                 =======        =======          =======


                                                               2nd Qtr.       2nd Qtr.          Increase        Percent
Non-interest expense:                                            1996           1995           (Decrease)       Change
                                                               ---------      ---------        ----------       ------

Salaries and employee benefits                                   $ 3,092        $ 3,010          $    82           2.7%
Occupancy expense                                                    575            558               17           3.1
Computer and equipment expense                                       516            515                1           0.2
Professional services expense                                        837            324              513         158.3
FDIC and State assessments                                            97            482             (385)        (79.9)
Marketing expense                                                    257            305              (48)        (15.7)
Net other real estate owned expense                                  812            431              381          88.4
Other operating expense                                              837          1,386             (549)        (39.6)
                                                                --------       --------          -------

  Total non-interest expense                                     $ 7,023        $ 7,011          $    12           0.2%
                                                                ========       ========          =======


FINANCIAL CONDITION

     From year-end 1995 to June 30, 1996, total assets grew by $96.3 million or 8.9% to $1,183.7 million; deposits were up $94.5 million or 9.6% to $1,078.7 million; securities available-for-sale increased $57.2 million or 23.5% to $300.4 million; securities held-to-maturity increased $28.2 million or 17.7% to $187.6 million; loans, net of unearned fees, advanced moderately to $560.6 million; and stockholders' equity was up slightly to $95.7 million primarily due to the year-to-date earnings offset by a decrease of $3.5 million in unrealized holding gains on securities available-for-sale and dividends paid in the amount of $2.4 million.


EARNING ASSET MIX

     Total earning assets amounted to $1,092.9 million as of June 30, 1996, compared with $974.6 million at year-end 1995, representing an increase of $118.3 million or 12.1%. A majority of the increase in earning assets was funded by growth in deposits. A change in the earning asset mix from loans to other types of investments, primarily securities and Federal funds sold, continued to exist reflecting the slow loan growth as well as the keen competition for loans in the Company's market area. However, the change in the earning asset mix continued to improve the Company's liquidity ratio from 43.6% at year-end 1995 to 48.3% as of June 30, 1996, but it had unfavorably impacted the net interest margin, which declined 114 basis points comparing the first six months of 1995 and 1996. The table below shows the changes in the earning asset mix as of the dates indicated:

                                               (Dollars in thousands)
                                       As of 06/30/96           As of 12/31/95
                                   ----------------------   --------------------
Types of earning assets:             Amount      Percent       Amount   Percent
                                     ------      -------       ------   -------

Federal funds sold                 $   44,300       4.0%    $    1,200     0.1%
Securities available-for-sale         300,435      27.5        243,252    25.0
Securities held-to-maturity           187,566      17.2        159,376    16.4
Time deposits with other banks            -0-       -0-         15,001     1.5
Loans (net of deferred fees)          560,570      51.3        555,737    57.0
                                   ----------     -----     ----------   -----

  Total earning assets             $1,092,871     100.0%    $  974,566   100.0%
                                   ==========     =====     ==========   =====

SECURITIES

     As of June 30, 1996 securities available-for-sale and held-to-maturity increased $57.2 million or 23.5% to $300.4 million and $28.2 million or 17.7% to $187.6 million, respectively, compared with $243.3 million and $159.4 million, respectively at year-end 1995. As explained previously, the substantial increase in securities was largely due to slow loan growth while the Company continued to experience deposit growth.


     The following tables summarize the composition and maturity distribution of the investment portfolio as of the dates indicated:


                                                                                       (Dollars in thousands)
Securities Available-for-Sale:                                                             As of 06/30/96
                                                          --------------------------------------------------------------------------
                                                           Amortized            Gross                 Gross
                                                             Cost          Unrealized Gains      Unrealized Losses     Fair Value
                                                             ----          ----------------      -----------------     ----------

U.S. Treasury securities                                   $ 90,033             $  126              $    528            $ 89,631
U.S. government agencies                                    202,078                 13                 3,194             198,897
State and municipal securities                                  105                -0-                   -0-                 105
Mortgage-backed securities*                                   8,346                -0-                    47               8,299
Federal Home Loan Bank stock                                  3,503                -0-                   -0-               3,503
                                                           --------             ------              --------            --------

     Total                                                 $304,065             $  139              $  3,769            $300,435
                                                           ========             ======              ========            ========




                                                                                           As of 12/31/95
                                                          --------------------------------------------------------------------------
                                                           Amortized            Gross                 Gross
                                                             Cost          Unrealized Gains      Unrealized Losses     Fair Value
                                                             ----          ----------------      -----------------     ----------

U.S. Treasury securities                                   $110,049             $    749            $    412            $110,386
U.S. government agencies                                    127,750                2,097                 -0-             129,847
State and municipal securities                                   95                  -0-                 -0-                  95
Federal Home Loan Bank stock                                  2,924                  -0-                 -0-               2,924
                                                           --------             --------            --------            --------

     Total                                                 $240,818             $  2,846            $    412            $243,252
                                                           ========             ========            ========            ========



* The mortgage-backed securities reflect stated maturities and not anticipated prepayments.



                                                                               (Dollars in thousands)
Securities Held-to-Maturity:                                                        As of 06/30/96
                                                   ---------------------------------------------------------------------------
                                                   Carrying               Gross                  Gross              Estimated
                                                     Value          Unrealized Gains       Unrealized Losses        Fair Value
                                                     -----          ----------------       -----------------        ----------

U.S. Treasury securities                            $ 50,055            $   -0-               $    787               $ 49,268
U.S. government agencies                              64,413                -0-                    882                 63,531
State and municipal securities                        38,376              1,209                    115                 39,470
Mortgage-backed securities*                           34,722                -0-                    883                 33,839
                                                    --------            -------               --------               --------
     Total                                          $187,566            $ 1,209               $  2,667               $186,108
                                                    ========            =======               ========               ========



                                                                                    As of 12/31/95
                                                   ---------------------------------------------------------------------------
                                                   Carrying               Gross                  Gross              Estimated
                                                     Value          Unrealized Gains       Unrealized Losses        Fair Value
                                                     -----          ----------------       -----------------        ----------

U.S. Treasury securities                            $ 50,062            $    922              $     96               $ 50,888
U.S. government agencies                              69,428               1,693                   -0-                 71,121
State and municipal securities                        39,620               2,274                    24                 41,870
Mortgage-backed securities*                              266                 -0-                   -0-                    266
                                                    --------            --------              --------               --------
     Total                                          $159,376            $  4,889              $    120               $164,145
                                                    ========            ========              ========               ========




Securities Portfolio Maturity Distribution:                           (Dollars in thousands)
                                                                       As of June 30, 1996
                                                                         Maturity Schedule
                                          --------------------------------------------------------------------------
                                                           After 1 But     After 5 But
Securities Available-for-Sale:            Within 1 Yr     Within 5 Yrs    Within 10 Yrs    Over 10 Yrs      Total
- - -----------------------------             -----------     ------------    -------------    -----------      -----

U.S. Treasury securities                    $ 59,920        $ 29,711         $    -0-        $    -0-     $ 89,631
U.S. government agencies                      29,895         149,212           19,790             -0-      198,897
State and municipal securities                   105             -0-              -0-             -0-          105
Mortgage-backed securities*                      -0-             -0-            8,299             -0-        8,299
Federal Home Loan Bank stock                   3,503             -0-              -0-             -0-        3,503
                                            --------        --------         --------        --------    ---------
     Total                                  $ 93,423        $178,923         $ 28,089        $    -0-     $300,435
                                            ========        ========         ========        ========     ========

Securities Held-to-Maturity:

U.S. Treasury securities                    $    -0-        $ 50,055         $    -0-        $    -0-     $ 50,055
U.S. government agencies                       4,999          39,414           20,000             -0-       64,413
State and municipal securities                 1,295           8,649           13,452          14,980       38,376
Mortgage-backed securities*                      -0-          14,793            4,987          14,942       34,722
                                            --------        --------       ----------        --------     --------
     Total                                  $  6,294        $112,911         $ 38,439        $ 29,922     $187,566
                                            ========        ========         ========        ========     ========



* The mortgage-backed securities reflect stated maturities and not anticipated prepayments.




LOANS

     Total gross loans amounted to $562.7 million as of June 30, 1996, compared with $557.9 million at year-end 1995. The moderate increase of $4.8 million resulted from a $15.6 million increase in real estate mortgage loans and a $6.7 million increase in other loans due to investments in banker's acceptances, offset by decreases of $12.1 million, $4.1 million and $1.3 million in commercial loans, construction loans and installment loans, respectively.


     The following table sets forth the classification of loans by type and mix as of the dates indicated:





                                                                                (Dollars in thousands)
                                                             As of 06/30/96                           As of 12/31/95
                                                      -----------------------------          --------------------------------
Types of loans:                                        Amount              Percent             Amount                Percent
                                                       ------              -------             ------                -------

Commercial loans                                      $ 280,551              51.1%           $ 292,612                 53.9%
Real estate mortgage loans                              246,989              45.0              231,360                 42.6
Real estate construction loans                            9,452               1.7               13,606                  2.5
Installment loans                                        18,494               3.4               19,748                  3.6
Other loans                                               7,189               1.3                  533                  0.1
                                                      ---------             -----            ---------             --------
  Total loans - Gross                                   562,675                                557,859
Allowance for loan losses                               (11,635)             (2.1)             (12,742)                (2.3)
Unamortized deferred loan fees                           (2,105)             (0.4)              (2,122)                (0.4)
                                                      ---------             -----            ---------             --------
 Total loans - Net                                    $ 548,935             100.0%           $ 542,995                100.0%
                                                      =========             =====            =========             ========



RISK ELEMENTS OF THE LOAN PORTFOLIO

Non-performing Assets

     As of June 30, 1996 the  Company's  non-performing  assets  decreased  $2.5 million  to $35.2  million,  compared  with  $37.7  million  at  year-end  1995.
Non-performing  assets  include loans past due 90 days or more  (including  both loans that are still  accruing  interest,  and those on a  non-accrual  status),
troubled  debt   restructurings,   as  well  as  real  estate  acquired  through
foreclosures.  The  decrease  in  non-performing  assets was  accomplished  by a reduction of $4.5 million in troubled debt  restructurings and a decline of $1.7 million in OREO offset by an increase of $3.9 million in non-accrual  loans. The coverage ratio, which is the allowance for loan losses to non-performing  loans, decreased from 53.57% at year-end 1995 to 50.61% as of June 30, 1996,  primarily due to a $1.1  million  decrease  in the  allowance  for loan  losses.  However, management  believes the  allowance  for loan losses was adequate as of June 30,
1996 since a majority of the non-accrual  loans,  especially the commercial real estate loans, are secured by the first trust deeds of the respective properties.
The  following  table  presents  the  breakdown  of  non-performing   assets  by
categories as of the dates indicated:


                                                                                        (Dollars in thousands)
                                                                 As of              As of               As of                As of
Non-Performing Assets:                                         06/30/96            03/31/96            12/31/95             09/30/95
                                                               --------            --------            --------             -------
Loans past due 90 days or more and
  still accruing interest                                       $ 1,171             $ 1,571             $ 1,344             $ 8,860
Non-accrual loans                                                17,875              17,621              14,012              22,528
                                                                -------             -------             -------             -------
  Total past due loans                                           19,046              19,192              15,356              31,388
Troubled debt restructurings                                      3,945               8,419               8,429               8,617
Real estate acquired in foreclosure                              12,170              15,436              13,879              19,452
                                                                -------             -------             -------             -------
  Total non-performing assets                                   $35,161             $43,047             $37,664             $59,457
                                                                =======             =======             =======             =======

Non-performing assets as a percentage of
  period-end total loans plus OREO                                 6.12%               7.34%               6.59%              10.46%



     The balance of non-accrual loans consisted mainly of $6.9 million in commercial real estate loans and $11.0 million in commercial loans. The following tables present the type of properties securing the loans and the type of businesses the borrowers engaged in under different non-accrual loan categories as of the dates indicated:





                                                                           (Dollars in thousands)
                                                                  06/30/96                        12/31/95
                                                        ----------------------------       ----------------------------
                                                                                 Loan Balance
                                                        ---------------------------------------------------------------
                                                         Commercial                        Commercial
Type of property:                                       Real Estate       Commercial       Real Estate       Commercial
                                                        -----------       ----------       -----------       ----------

Single/multi-family residence                             $    485           $ 2,255         $    -0-          $  2,940
Commercial                                                     355             6,038              -0-             2,765
Motel                                                        6,010               532            4,519               557
Others                                                         -0-               256              -0-               521
Marina                                                         -0-             1,875              -0-             1,900
Unsecured                                                      -0-                52              -0-               158
                                                          --------           -------         --------          --------

                                                          $  6,850           $11,008         $  4,519          $  8,841
                                                          ========           =======         ========          ========
Type of business:

Real estate development                                   $    355           $ 1,374         $    -0-          $    -0-
Retail                                                         485                77              -0-               599
Restaurant                                                     -0-                26              -0-                26
Import                                                         -0-               502              -0-             1,050
Motel                                                        6,010               532            4,519               879
Wholesale                                                      -0-             4,755              -0-             3,115
Marina                                                         -0-             1,875              -0-             1,900
Others                                                         -0-             1,867              -0-             1,272
                                                          --------           -------         --------          --------

                                                          $  6,850           $11,008         $  4,519          $  8,841
                                                          ========           =======         ========          ========


     The $6.0 million non-accrual motel loans as of June 30, 1996 comprised three credits secured by the first trust deeds of the respective motels located in Southern California with a single family residence as an added collateral on one credit.

     In the non-accrual commercial loan category, $6.0 million secured by commercial properties consisted of 10 credits. The collateral on these credits include primarily first trust deeds and secondarily second and third trust deeds on commercial buildings and warehouses. The $1.9 million secured by marinas represented one credit secured by two marinas which are currently in foreclosure. The Bank anticipates to complete the foreclosure sales on the marinas in the third quarter and expects no loss from the sales transaction.

     Troubled debt restructurings were reduced to $3.9 million as of June 30, 1996, compared with $8.4 million at year-end 1995. All of these restructured loans, except one in the amount of $666,000 which was 60 days past due, were current under their revised terms as of June 30, 1996.

     There were no loan concentrations to multiple borrowers in similar activities, which exceeded 10% of total loans as of June 30, 1996.



ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses amounted to $11.6 million or 2.1% of total loans as of June 30, 1996, compared with $12.7 million or 2.3% of total loans at year-end 1995. The following table presents information relating to the allowance for loan losses for the periods indicated:





                                                                                 (Dollars in thousands)
                                                                   YTD            YTD            YTD           YTD
Allowance for loan losses:                                      06/30/96       03/31/96        12/31/95      09/30/95
                                                                --------       --------        --------      --------

Balance at beginning of period                                   $ 12,742       $ 12,742        $ 12,271      $ 12,271
Provision for loan losses                                           1,800            900           7,300         4,650
Loans charged-off                                                  (3,489)          (710)         (7,018)       (4,747)
Recoveries of charged-off loans                                       582            474             189           101
                                                                 --------       --------        --------      --------

  Balance at end of period                                       $ 11,635       $ 13,406        $ 12,742      $ 12,275
                                                                  =======        =======         =======       =======

Average loans outstanding during the period                      $553,370       $547,915        $549,660      $553,929
Ratio of net charge-offs to average loans outstanding
  during the period (annualized)                                     1.05%          0.17%           1.24%         1.12%
Provision for loan losses to average loans outstanding
  during the period (annualized)                                     0.65%          0.66%           1.33%         1.12%
Allowance to non-performing loans at period end                     50.61%         48.55%          53.57%        30.68%
Allowance to total loans at period-end                               2.07%          2.35%           2.28%         2.24%


     In determing the allowance for loan losses, management continues to assess the risks inherent in the loan portfolio, the possible impact of known and potential problem loans, and other factors such as collateral value, portfolio composition, loan concentration, financial strength of borrower, and trends in local economic conditions.

     The Company's allowance for loan losses consists of a specific allowance for impaired and classified loans and a general allowance for non-classified loans. The impairment allowance is defined as the difference between the recorded investment and the fair value of the impaired loan. For the remaining internally classified loans which do not require impairment allowance, management allocates a specific allowance to each loan based on the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral and the general economic conditions. The general allowance is determined by an assessment of the overall quality of the unclassified portion of the loan portfolio as a whole, and by loan type. Management maintained the percentage assigned to the general allowance based on charge-off history and management's knowledge of the quality of the portfolio. The following table presents a breakdown of impaired loans and the impairment allowance related to impaired loans:
                                                        (Dollars in thousands)
                                                         As of June 30, 1996
                                                     --------------------------
Impaired loans:                                       Recorded      Impairment
  Loans with impairment allowance:                   Investment     Allowance
                                                     ----------     ---------
    Commercial                                        $  9,153       $  1,558
    Commercial real estate                              15,320          2,039
                                                      --------       --------
       Total loans with impairment allowance          $ 24 473       $  3,597
                                                      ========       ========

  Loans without impairment allowance:
    Commercial                                        $  4,369
    Commercial real estate                               1,472
    Other                                                    2
                                                      --------
       Total loans without impairment allowance       $  5,843
                                                      ========

     Based on the Company's evaluation process to determine the level of the allowance for loan losses mentioned previously and the fact that a majority of the Company's non-performing loans are secured, management believes the allowance level to be adequate as of June 30, 1996 to absorb the estimated known and inherent risks identified through its analysis.

Other Real Estate Owned

     The  Company's  OREO  properties,  net of a  valuation  allowance  of  $1.7 million, were carried at $12.2 million on June 30, 1996. This compares with OREO, net of a valuation allowance of $869,000, carried at $13.9 million at year-end 1995. During the first six months of 1996, six properties with a fair value of $4.6 million were added to OREO, and seven properties totaling $5.0 million were disposed of with a net gain of $56,000. The existing OREO properties include different types of residential properties, commercial buildings, warehouses, land, and a motel. With an exception of one single family residence which is out of state, all other properties are located in Southern California.

     The Company maintains a valuation allowance for the OREO properties in order to record fair estimated value of these properties. Periodic evaluation is performed on each property and corresponding adjustment is made to the valuation allowance. Any decline in value is recognized as non-interest expense in the current period and any balance in the valuation allowance is reversed when the respective property is sold. During the first six months of 1996, management provided approximately $1.2 million to the provision for OREO losses based on new listing prices or new appraisals received. It is still unpredictable when the Southern California real estate market will regain its momentum, therefore additional provision for OREO losses may be made in the future, and the Company may incur losses on sales of these properties.


DEPOSITS

     Total deposits reached $1,078.7 million as of June 30, 1996, compared with $984.2 million at year-end 1995, representing an increase of $94.5 million or 9.6%. Accounting for most of the increase were time deposits of $100,000 or more ("Jumbo CD's") and time deposits under $100,000, which rose $53.9 million and $33.5 million, respectively, due in large part to an inflow of capital from Pacific Rim during the first quarter of 1996.


     Although Jumbo CD's increased remarkably causing the percentage of core deposits to decline from 61.0% at year-end 1995 to 59.4% at June 30, 1996, management maintains they are considered generally less volatile since 1) a majority of the Company's Jumbo CD's have been fairly consistent based on historical experience which support that approximately half of the Jumbo CD's stayed with the Bank for more than two years; 2) the jumbo CD portfolio continued to be diversified with 2,801 individual accounts as of June 30, 1996;
and 3) this phenomenon of having relatively higher percentage of Jumbo CD's exists in most of the Chinese American banks in the Company's market which is dictated by the fact that the customers in this market tend to have a higher savings rate. However, management has taken steps to monitor the continued growth in Jumbo CD's, such as to diversify the customer base by branch expansion, and to develop new transaction-based products to attract depositors.
There were no brokered deposits as of June 30, 1996. The following table illustrates the deposit mix on the dates indicated:


                                                                                  (Dollars in thousands)
                                                                    As of 06/30/96                   As of 12/31/95
                                                              --------------------------        ------------------------
Types of deposits:                                              Amount          Percent          Amount         Percent
                                                                ------          -------          ------         -------

Demand                                                        $  119,929         11.1%          $117,974         12.0%
NOW accounts                                                      91,937          8.5             88,917          9.0
Money market accounts                                            100,129          9.3            102,167         10.4
Savings deposits                                                 138,157         12.8            134,045         13.6
Time deposits under $100,000                                     190,437         17.7            156,927         15.9
Time deposits of $100,000 or more                                438,154         40.6            384,196         39.1
                                                               ---------        -----           --------        -----

 Total deposits                                               $1,078,743        100.0%          $984,226        100.0%
                                                              ==========        =====           ========        =====


CAPITAL RESOURCES

     Stockholders' equity amounted to $95.7 million or 8.08% of total assets as of June 30, 1996, compared with $94.5 million or 8.69% of total assets at year-end 1995. The slight increase in stockholders' equity was primarily due to year-to-date net income of $6.0 million and $1.0 million from issuance of additional common shares through Dividend Reinvestment Plan and ESOP purchases, which were largely offset by a decrease of $3.5 million in the unrealized holding gains on securities available-for-sale, net of tax, and dividends paid in the amount of $2.4 million.

     The Company declared a cash dividend of $0.15 per share in January, April and July of 1996, on 7,867,164, 7,880,102 and 7,930,786 shares outstanding, respectively. Total cash dividends paid in 1996, including the $1.2 million paid in July 1996, amounted to $3.6 million.

     Management is committed to retain the Company's capital at a level sufficient to support future growth, to protect depositors, to absorb any unanticipated losses and to comply with various regulatory requirements.


     The Company and the Bank's capital and leverage ratios as of June 30, 1996 well exceeded the regulatory minimum requirements. They are presented in the tables below:


                                                                       (Dollars in thousands)
                                                              Company                             Bank
                                                         As of 06/30/1996                  As of 06/30/1996
                                                    ---------------------------      ----------------------------
                                                      Balance          Percent         Balance           Percent
                                                      -------          -------         -------           -------

Tier 1 Capital                                       $   97,784**       14.04%       $   96,160**         13.81%
Tier 1 Capital minimum requirement                       27,859          4.00            27,858            4.00
                                                     ----------        ------        ----------          ------
  Excess                                             $   69,925         10.04%       $   68,302            9.81%
                                                     ==========        ======        ==========          ======


Total Capital                                        $  106,526**       15.30%       $  104,902**         15.06%
Total Capital minimum requirement                        55,718          8.00            55,716            8.00
                                                     ----------        ------        ----------          ------
  Excess                                             $   50,808          7.30%       $   49,186            7.06%
                                                     ==========        ======        ==========          ======

Risk-weighted assets                                 $  696,475                      $  696,444

Leverage ratio                                                           8.26%                             8.12%
Minimum leverage requirement                                             4.00                              4.00
                                                                       ------                            ------
  Excess                                                                 4.26%                             4.12%
                                                                       ======                            =======

Total average assets                                 $1,183,781                      $1,183,759


** Excluding the unrealized holding losses on securities available-for-sale of $2,093,000.


LIQUIDITY AND INTEREST RATE SENSITIVITY

     Liquidity is the Company's ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs. The Company's liquidity came primarily from various types of deposits. In addition, liquidity can be obtained from assets as well, which include cash and cash equivalents, Federal funds sold, unpledged securities available-for-sale, and unpledged securities held-to-maturity. The Company's liquidity ratio (defined as net liquid assets to total deposits) continued to improve from 43.64% at year-end 1995 to 48.27% as of June 30, 1996 due to the gradual change in the earning asset mix of loans and other types of investments.

     To further enhance its liquidity, the Company maintains a total credit line of $45 million for Federal funds with three correspondent banks, and a total retail certificate of deposit (CD) line of approximately $139 million with three brokerage firms. Moreover, the Company has become a shareholder of Federal Home Loan Bank (FHLB) since January 1993, which enables the Company to have access to lower cost FHLB financing when and if necessary. Management believes all the above-mentioned sources will provide adequate liquidity to the Company to meet its daily operating needs.

     Interest sensitivity risk management minimizes the risk to net interest income resulting from the changes in market interest rates. The Company's Investment Committee monitors interest sensitivity risk on an on-going basis by using, among other things, gap analysis and certain key ratios. Gap analysis is a measure to identify the differences between rate sensitive assets and rate sensitive liabilities over certain periods of time. A positive gap exists when rate sensitive assets exceed rate sensitive liabilities and a negative gap exists when rate sensitive liabilities exceed rate sensitive assets. Generally, a positive gap would enhance net interest margin during periods of increasing interest rates and vice versa, and a negative gap would impair net interest margin during periods of increasing interest rates and vice versa. Beginning in 1995, the Company's rate sensitive liabilities also included distribution of non-maturity deposit balances over certain periods of time based on the Bank's own assumptions and experiences. These non-maturity deposits, which contain money market accounts, NOW accounts and savings deposits, were included in the immediate repricing period prior to the third quarter of 1995. As of June 30, 1996, the Company's rate sensitive liabilities exceeded rate sensitive assets by roughly $64.7 million with a cumulative gap ratio of a negative 5.46% within a 1-year period.

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

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of stockholders was held on April 15, 1996.

    At the 1996 Annual Meeting, the following directors (Class III) were elected to serve until 1999:

         George T.M. Ching
         Gerald T. Deal
         Wing K. Fat
         Wilbur K. Woo

    The number of votes cast for or withheld, with respect to the election of each Class III Director was as follows:
                                         For                     Withheld
                                      ---------                  --------
         George T.M. Ching            5,253,589                   70,454
         Gerald T. Deal               5,253,589                   70,454
         Wing K. Fat                  5,253,589                   70,781
         Wilbur K. Woo                5,253,589                   70,454

     Other directors whose terms of office continued after the meeting:

         Term Ending in 1997 (Class I)          Term Ending in 1998 (Class II)
         -----------------------------          ------------------------------
           Michael M.Y. Chang                     Ralph Roy Buon-Cristiani
           Patrick S.D. Lee                       Kelly L. Chan
           Anthony M. Tang                        Dunson K. Cheng
           Thomas G. Tartaglia                    Chi-Hung Joseph Poon

Item 5.       OTHER INFORMATION

    There were no reportable events.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

    The Bancorp filed a Form 8-K on June 7, 1996 to report the Agreement and Plan of Merger among Cathay Bancorp, Inc. and First Public Savings Bank, F.S.B. dated as of May 30, 1996.

    Exhibit:

    27   Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Cathay Bancorp, Inc.
                                                    (Registrant)






Date:  August 13, 1996                              DUNSON K. CHENG
       ---------------                              ----------------------------
                                                    Dunson K. Cheng
                                                    Chairman and President






Date:  August 13, 1996                              ANTHONY M. TANG
       ---------------                              ----------------------------
                                                    Anthony M. Tang
                                                    Chief Financial Officer