Form 10-Q
period 1996-09-30
CATHAY BANCORP INC
filed 1996-11-14
CIK 861842

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1996
                              ------------------------------------------------
                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _______________________to _____________________


Commission file number                             0-18630
                      --------------------------------------------------------

                                CATHAY BANCORP, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  95-4274680
------------------------------------------------------------------------------
    (State of other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

777 North Broadway, Los Angeles, California                  90012
------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (213) 625-4700

------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                           if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X        No
                         ------        -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock, $.01 par value, 7,951,600 shares outstanding as of September 30, 1996.

TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION ............................................................................................   3

         Item 1.     Financial Statements .................................................................................  4-6

                     Note to Condensed Consolidated Financial Statements ..................................................   7

         Item 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations ...................................................... 8-17


PART II - OTHER INFORMATION ...............................................................................................  18

         Item 1.     Legal Proceedings ....................................................................................  18
         Item 2.     Changes in Securities ................................................................................  18
         Item 3.     Defaults upon Senior Securities ......................................................................  18
         Item 4.     Submission of Matters to a Vote of Security Holders ..................................................  18
         Item 5.     Other Information ....................................................................................  18
         Item 6.     Exhibits and Reports on Form 8-K .....................................................................  18

SIGNATURES ................................................................................................................  19

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CATHAY BANCORP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 As of September 30, 1996 and December 31, 1995
                                 (in thousands)

                                                                     Sept. 30, 1996   Dec. 31, 1995
                                                                      (unaudited)      (unaudited)
ASSETS
Cash and due from banks                                            $        34,024   $        70,126
Federal funds sold and securities purchased under
   agreement to resell                                                      26,700             1,200
                                                                   ---------------   ---------------
   Cash and cash equivalents                                                60,724            71,326
Securities available-for-sale                                              289,055           243,252
Securities held-to-maturity (with estimated fair
   values of $213,367 in 1996 and $164,145 in 1995)                        207,048           159,376
Loans (net of allowance for loan losses of
   $12,195 in 1996 and $12,742 in 1995)                                    570,790           542,995
Other real estate owned, net                                                15,570            13,879
Investments in real estate, net                                              4,098             4,304
Premises and equipment, net                                                 25,937            26,586
Customers' liability on acceptance                                           6,543             3,675
Accrued interest receivable                                                  8,893            11,715
Other assets                                                                11,489            10,292
                                                                   ---------------   ---------------
   Total assets                                                    $     1,200,147   $     1,087,400
                                                                   ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing demand deposits                            $       122,599   $       117,974
   Interest bearing accounts
      NOW accounts                                                          93,621            88,917
      Money market deposits                                                 93,513           102,167
      Savings deposits                                                     143,741           134,045
      Time deposits under $100,000                                         196,233           156,927
      Time deposits of $100,000 or more                                    438,046           384,196
                                                                   ---------------   ---------------
   Total deposits                                                        1,087,753           984,226
                                                                   ---------------   ---------------
Securities sold under agreements to repurchase                                 800             1,500
Acceptances outstanding                                                      6,543             3,675
Other liabilities                                                            5,753             3,470
                                                                   ---------------   ---------------
   Total liabilities                                                     1,100,849           992,871
                                                                   ---------------   ---------------
Commitments and contingencies
Stockholders' equity
   Preferred stock, $.01 par value; 10,000,000
      shares authorized, none issued                                          --                --
   Common stock, $.01 par value; 25,000,000 shares
      authorized, 7,951,600 and 7,867,164 shares issued
      and outstanding in 1996 and 1995, respectively                            80                79
   Additional paid-in-capital                                               43,370            42,014
   Unrealized holding gain (loss) on securities
      available-for-sale, net of tax                                        (1,346)            1,403
   Retained earnings                                                        57,194            51,033
                                                                   ---------------   ---------------
   Total stockholders' equity                                               99,298            94,529
                                                                   ---------------   ---------------
   Total liabilities and stockholders' equity                      $     1,200,147   $     1,087,400
                                                                   ===============   ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                      CATHAY BANCORP, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        For the three and nine months ended September 30, 1996 and 1995
                     (In thousands, except per share data)
                                  (unaudited)

                                                                       3rd Qtr.    3rd Qtr.       YTD          YTD
                                                                      Sept. 1996  Sept. 1995   Sept. 1996   Sept. 1995
                                                                     -----------  ----------  -----------  -----------
INTEREST INCOME
  Interest and fees on loans                                         $    13,613  $   14,024  $    40,295  $    42,525
  Interest on securities available-for-sale                                4,253       1,043       12,269        3,061
  Interest on securities held-to-maturity                                  2,954       3,596        8,003        9,045
  Interest on Federal funds sold and securities sold
    under agreement to resell                                                393         529        1,233        1,056
  Interest on deposits with banks                                            149        --            189         --
                                                                     -----------  ----------  -----------  -----------
  Total interest income                                                   21,362      19,192       61,989       55,687
                                                                     -----------  ----------  -----------  -----------
INTEREST EXPENSE
  Time deposits of $100,000 or more                                        5,658       4,694       16,664       12,254
  Other deposits                                                           3,943       3,470       11,501        9,948
  Other borrowed funds                                                        21          60           78           95
                                                                     -----------  ----------  -----------  -----------
  Total interest expense                                                   9,622       8,224       28,243       22,297
                                                                     -----------  ----------  -----------  -----------
  Net interest income before provision for loan losses                    11,740      10,968       33,746       33,390

  Provision for loan losses                                                  900       1,650        2,700        4,650
                                                                     -----------  ----------  -----------  -----------
  Net interest income after provision for loan losses                     10,840       9,318       31,046       28,740
                                                                     -----------  ----------  -----------  -----------
NON-INTEREST INCOME
  Securities gains                                                         --             24           22          164
  Letter of credit commissions                                               371         324          974          940
  Service charges                                                            724         688        2,193        2,364
  Other operating income                                                     440         284        1,013          877
                                                                     -----------  ----------  -----------  -----------
  Total non-interest income                                                1,535       1,320        4,202        4,345
                                                                     -----------  ----------  -----------  -----------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                           3,105       2,999        9,302        8,941
  Occupancy expense                                                          564         592        1,692        1,675
  Computer and equipment expense                                             452         544        1,475        1,624
  Professional services expense                                              798         741        2,348        1,831
  FDIC and State assessments                                                  99          27          282          990
  Marketing expense                                                          199         287          785          818
  Net other real estate owned expense                                         66         346        1,375        1,276
  Other operating expense                                                    674         847        2,283        3,013
                                                                     -----------  ----------  -----------  -----------
  Total non-interest expense                                               5,957       6,383       19,542       20,168
                                                                     -----------  ----------  -----------  -----------
  Income before income tax expense                                         6,418       4,255       15,706       12,917
Income tax expense                                                         2,688       1,593        5,992        4,903
                                                                     -----------  ----------  -----------  -----------
Net Income                                                           $     3,730  $    2,662  $     9,714  $     8,014
                                                                     ===========  ==========  ===========  ===========
NET INCOME PER COMMON SHARE, based on the
  weighted average number of shares
  outstanding during the periods:                                    $      0.47  $     0.34  $      1.23  $      1.03
Weighted average number of common shares outstanding                   7,946,475   7,800,090    7,911,894    7,783,431

See accompanying notes to unaudited condensed consolidated financial statements.

                       CATHAY BANCORP, INC. & SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the nine months ended September 30, 1996 and 1995  (unaudited)

                                                                              (In thousands)
                                                                             1996            1995
                                                                        ------------   -------------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                            $      9,714   $       8,014
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Provision for loan losses                                                  2,700           4,650
    Provision for losses on other real estate owned                            1,270             613
    Provision for investments in real estate                                    --               721
    Depreciation                                                               1,097           1,133
    Net (gains) losses on sale of other real estate owned                        (97)              5
    Premises and equipment disposal (gains) losses                                 2            --
    Net gain on sales and calls of securities                                    (22)           (164)
    Amortization and accretion of investment
      security premiums, net                                                     573              13
    Increase (decrease)  in deferred loan fees, net                              227            (147)
    (Increase) decrease  in accrued interest receivable                        2,822          (1,620)
    Decrease in other assets, net                                                823           1,810
    Increase in other liabilities                                              2,283           1,891
                                                                        ------------   -------------
      Total adjustments                                                       11,678           8,905
                                                                        ------------   -------------
      Net cash provided by operating activities                               21,392          16,919
                                                                        ------------   -------------
  CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available-for-sale                                  (93,271)        (40,094)
  Proceeds from maturity and call of securities available-for-sale            42,465          44,582
  Purchase of securities held-to-maturity                                    (61,112)       (137,769)
  Proceeds from maturity and call of securities held-to-maturity              13,122          18,265
  Proceeds from sale of loans                                                  2,034            --
  Net change in loans                                                        (38,422)         13,356
  Purchase of premises and equipment                                            (355)           (936)
  Proceeds from sale of equipment                                                  7               6
  Proceeds from sale of other real estate owned                                2,802           3,764
  (Increase) decrease in investments in real estate                              104            (677)
                                                                        ------------   -------------
      Net cash used in investing activities                                 (132,626)        (99,503)
                                                                        ------------   -------------
  CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits, NOW accounts,
    money market and savings deposits                                         10,371         (26,652)
  Net increase in time deposits                                               93,156         128,036
  Decrease in other borrowings                                                  (700)         (4,449)
  Cash dividends                                                              (3,552)         (3,516)
  Proceeds from issuance of common stock                                       1,357             633
                                                                        ------------   -------------
      Net cash provided by financing activities                              100,632          94,052
                                                                        ------------   -------------
  Increase (decrease) in cash and cash equivalents                           (10,602)         11,468
  Cash and cash equivalents, beginning of the period                          71,326          55,828
                                                                        ------------   -------------
  Cash and cash equivalents, end of the period                          $     60,724   $      67,296
                                                                        ============   =============
  Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                                          $     28,310   $      21,957
      Income taxes                                                      $      2,720   $       4,908
    Non-cash investing activities:
      Transfer to securities available-for-sale                         $        305   $       5,176
      Net change in unrealized holding gain (loss) on securities
         available-for-sale, net of tax                                 $     (2,750)  $       1,268
      Transfers to other real estate owned                              $      9,190   $      17,481
      Loans to facilitate the sale of other real estate owned           $      3,524   $         445

See accompanying notes to unaudited  condensed consolidated financial statements.

                      CATHAY BANCORP, INC. AND SUBSIDIARY
              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for year ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is given based on the assumption that the reader has access to the 1995 Annual Report of Cathay Bancorp, Inc. and its subsidiary Cathay Bank ("the Bank"), together ("Cathay" or the "Company").

RESULTS OF OPERATIONS

         For the third quarter of 1996, the Company reported net income of $3.7 million or $0.47 per common share, compared with $2.6 million or $0.34 per common share for the same quarter of 1995, representing an increase of $1.1 million or 40.1%. The increase in the quarterly net income was due to a combination of an increase of $772,000 in net interest income before provision for loan losses, an increase of $215,000 in non-interest income, a reduction of $750,000 in the provision for loan losses, and a decrease of $426,000 in non-interest expense. The annualized return on average assets and return on average stockholders' equity was 1.25% and 15.30%, respectively for the third quarter of 1996, compared with 1.06% and 11.73%, respectively for the same quarter of 1995.

         For the nine months ended September 30, 1996, the Company reported net income of $9.7 million or $1.23 per common share, compared with $8.0 million or $1.03 per common share a year ago, representing an increase of $1.7 million or 21.2%. The increase in year-to-date net income was primarily due to a reduction of $2.0 million in the provision for loan losses, and a reduction of $626,000 in non-interest expense as net interest income before provision for loan losses increased by $356,000. The annualized return on average assets and return on average stockholders' equity for the first nine months of 1996 were 1.13% and 13.36%, respectively, compared with 1.08% and 12.06%, respectively for the same period of 1995.

NET INTEREST INCOME

         For the third quarter of 1996, net interest income before provision for loan losses totaled $11.7 million, compared with $11.0 million for the same quarter of 1995, representing an increase of $772,000 or 7.0%. On a taxable equivalent basis, net interest income was up $787,000 or 7.0% to $12.0 million for the third quarter of 1996, compared with $11.2 million for the same quarter of 1995. The increase in net interest income was substantially attributable to a $188.0 million growth in the average earning assets with average loans increasing $16.8 million. However, the increase due to volume was partially offset by a decrease of 70 basis points from 8.66% to 7.96% in the average taxable equivalent yield on earning assets. The lower taxable equivalent yield on average earning assets was mainly due to a decrease of 52 basis points in the Bank's average reference rate on loans from 9.02% to 8.50%. Cost of funds dropped slightly between the third quarter of 1995 and 1996. Net interest margin, defined as taxable equivalent net interest income to average earning assets, shrank 58 basis points from 5.00% to 4.42%. The Company has seen the net interest margin began to widen slightly in the third quarter of 1996 reversing the decreasing trend since 1995.

         For the first nine months of 1996 and 1995, net interest income before provision for loan losses totaled $33.7 million and $33.4 million, respectively, representing an increase of $356,000 or 1.1% for 1996. On a taxable equivalent basis, net interest income totaled $34.6 million and $34.4 million for the first nine months of 1996 and 1995, respectively, representing
a slight increase for 1996.   Average earning assets grew by $193.1 million
between the first nine months of 1995 and 1996 contributing to an increase of $6.3 million in total interest income, which however, was partially offset by a decline of 83 basis points in the average taxable equivalent yield on earning assets from 8.78% to 7.95%. This was primarily a result of lower average reference rate on the Bank's loans from 9.08% to 8.53% reflecting the prevailing interest rate environment, and a relative change in the earning assets from loans to investment securities. To illustrate, average loans consisted of 64.36% of total average earning assets in the first nine months of 1995, but decreased to 52.71% in 1996. In addition, cost of funds increased slightly from 3.93% to 3.99% primarily due to a $187.7 million increase in average interest-bearing liabilities between the first nine months of 1995 and 1996, of which $188.2 million were in higher costing time deposits. Consequently, the net interest margin decreased 96 basis points from 5.33% in the first nine months of 1995 to 4.37% in 1996.

NON-INTEREST INCOME

         Non-interest income totaled $4.2 million and $4.3 million for the first nine months of 1996 and 1995, respectively. The slight decrease resulted from reduced service charge income due to a one-time item of approximately $205,000 recorded in the first quarter of 1995 and a reduction of $142,000 in securities gains offset by higher other operating income.

    On a quarterly basis, non-interest income was $1.5 million and $1.3 million, respectively for the third quarter of 1996 and 1995. The higher third quarter non-interest income was attributable to increases in all categories with the exception of securities gains which showed a small decrease.

    The following tables illustrate the components of non-interest income, as well as the amount and percentage changes for the periods indicated:

                                                                           (Dollars in thousands)
                                                               Nine Months Ended           Increase        Percent
Non-interest income:                                        09/30/96      09/30/95        (Decrease)       Change
                                                            --------      --------        ----------       ------
Letter of credit commissions                                $    974      $    940        $       34           3.6%
Service charges                                                2,193         2,364              (171)         (7.2)
Other operating income                                         1,013           877               136          15.5
Securities Gains                                                  22           164              (142)        (86.6)
                                                            --------      --------        ----------

  Total non-interest income                                 $  4,202      $  4,345        $     (143)         (3.3)%
                                                            ========      ========        ==========


                                                            3rd Qtr.      3rd Qtr.         Increase        Percent
Non-interest income:                                          1996          1995          (Decrease)       Change
                                                            ---------     --------        ----------       ------

Letter of credit commissions                                $    371      $    324        $       47          14.5%
Service charges                                                  724           688                36           5.2
Other operating income                                           440           284               156          54.9
Securities Gains                                                 -0-            24               (24)       (100.0)
                                                            --------      --------        ----------

  Total non-interest income                                 $  1,535      $  1,320        $      215          16.3%
                                                            ========      ========        ==========


NON-INTEREST EXPENSE

    Non-interest expense amounted to $19.5 million and $20.2 million, respectively for the first nine months of 1996 and 1995. The decrease of $626,000 or 3.1% in 1996 was attributed to decreases of $721,000 in the provision for real estate investment ("REI") losses and $708,000 in FDIC assessments offset by an increase of $517,000 in professional services expense due in large part to legal fees and collection expense, plus added salaries expense of $361,000.

    Quarterly, non-interest expense totaled $6.0 million and $6.4 million for the third quarter of 1996 and 1995, respectively. The decrease of $426,000 came primarily from a reduced expense of $280,000 in other real estate owned ("OREO") and $121,000 in the provision for REI losses. The following tables present the components of the non-interest expense with the amount and percentage changes for the periods indicated:

                                                                           (Dollars in thousands)
                                                             Nine Months Ended             Increase        Percent

Non-interest expense:                                       09/30/96      09/30/95        (Decrease)       Change
                                                            ---------      --------        ----------      ------
Salaries and employee benefits                               $  9,302       $  8,941          $  361           4.0%
Occupancy expense                                               1,692          1,675              17           1.0
Computer and equipment expense                                  1,475          1,624            (149)         (9.2)
Professional services expense                                   2,348          1,831             517          28.2
FDIC and State assessments                                        282            990            (708)        (71.5)
Marketing expense                                                 785            818             (33)         (4.0)
Net other real estate owned expense                             1,375          1,276              99           7.8
Other operating expense                                         2,283          3,013            (730)        (24.2)
                                                              -------        -------          -------
   Total non-interest expense                                 $19,542        $20,168          $ (626)         (3.1)%
                                                              =======        =======          =======

                                                             3rd Qtr.       3rd Qtr.         Increase       Percent
Non-interest expense:                                          1996           1995          (Decrease)      Change
                                                             --------       --------         --------       ------
Salaries and employee benefits                               $  3,105       $  2,999          $  106           3.5%
Occupancy expense                                                 564            592             (28)         (4.7)
Computer and equipment expense                                    452            544             (92)        (16.9)
Professional services expense                                     798            741              57           7.7
FDIC and State assessments                                         99             27              72         266.7
Marketing expense                                                 199            287             (88)        (30.7)
Net other real estate owned expense                                66            346            (280)        (80.9)
Other operating expense                                           674            847            (173)        (20.4)
                                                             --------       --------          ------
  Total non-interest expense                                 $  5,957       $  6,383          $ (426)         (6.7)%
                                                             ========       ========          =======

FINANCIAL CONDITION

    From year-end 1995 to September 30, 1996, total assets grew by $112.7 million or 10.4% to $1,200.1 million; deposits were up $103.5 million or 10.5% to $1,087.7 million; securities available-for-sale increased $45.8 million or 18.8% to $289.1 million; securities held-to-maturity increased $47.7 million or 29.9% to $207.0 million; loans, net of unearned fees, grew by $27.2 million or 4.9% to $583.0 million; and stockholders' equity increased $4.8 million or 5.1% to $99.3 million.

EARNING ASSET MIX

    Total earning assets reached $1,115.8 million as of September 30, 1996, compared with $974.6 million at year-end 1995, representing an increase of $141.2 million or 14.5%. A majority of the increase in earning assets was funded by growth in deposits. A change in the earning asset mix from loans to securities and Federal funds sold continued to exist reflecting the weak loan demand as well as the keen competition for loans in the Company's market area. However, the Company experienced a good loan growth in the third quarter of 1996. Due to the change in the earning asset mix, the Company's liquidity ratio has continued to improve from 43.6% at year-end 1995 to 48.5% as of September 30, 1996, but, net interest margin has been negatively affected. As mentioned previously, net interest margin declined 96 basis points comparing the first nine months of 1995 and 1996. The table below shows the changes in the earning asset mix as of the dates indicated:

                                                                              (Dollars in thousands)
                                                                As of 09/30/96                As of 12/31/95
                                                           -------------------------      ----------------------
Types of earning assets:                                     Amount         Percent         Amount       Percent
                                                           ----------       -------       ---------      -------
Federal funds sold                                         $   26,700          2.4%       $   1,200        0.1%
Securities available-for-sale                                 289,055         25.9          243,252        25.0
Securities held-to-maturity                                   207,048         18.6          159,376        16.4
Time deposits with other banks                                 10,002          0.9           15,001         1.5
Loans (net of deferred fees)                                  582,985         52.2          555,737        57.0
                                                           ----------        -----         --------       -----
  Total earning assets                                     $1,115,790        100.0%        $974,566       100.0%
                                                           ==========        =====         ========       =====

SECURITIES

    As of September 30, 1996 securities available-for-sale and held-to-maturity increased $45.8 million or 18.8% to $289.1 million and $47.6 million or 29.9% to $207.0 million, respectively, compared with $243.3 million and $159.4 million, respectively at year-end 1995. The following tables summarize the composition and maturity distribution of the investment portfolio as of the dates indicated:

                                                                   (Dollars in thousands)
SECURITIES AVAILABLE-FOR-SALE:                                        As of 09/30/96
-----------------------------                 ----------------------------------------------------------------------
                                              Amortized         Gross                Gross            Estimated
                                                 Cost     Unrealized Gains     Unrealized Losses      Fair Value
                                              ---------   ----------------     -----------------      ----------
U.S. Treasury securities                       $  75,023         $   190             $   328            $  74,885
U.S. government agencies                         201,918             -0-               2,202              199,716
State and municipal securities                       200             -0-                 -0-                  200
Mortgage-backed securities                         6,639               4                 -0-                6,643
Assets-backed securities                           4,055             -0-                 -0-                4,055
Federal Home Loan Bank stock                       3,556             -0-                 -0-                3,556
                                             -----------       ---------           ---------          -----------
    Total                                       $291,391         $   194              $2,530             $289,055
                                                ========         =======              ======             ========


                                                                      As of 12/31/95
                                              ----------------------------------------------------------------------
                                              Amortized         Gross                Gross            Estimated
                                                  Cost    Unrealized Gains     Unrealized Losses      Fair Value
                                              ----------------------------     -----------------      ----------
U.S. Treasury securities                        $110,049         $   749             $   412             $110,386
U.S. government agencies                         127,750           2,097                 -0-              129,847
State and municipal securities                        95             -0-                 -0-                   95
Federal Home Loan Bank stock                       2,924             -0-                 -0-                2,924
                                             -----------       ---------           ---------          -----------
    Total                                       $240,818          $2,846             $   412             $243,252
                                                ========          ======             =======             ========


                                                                   (Dollars in thousands)
SECURITIES HELD-TO-MATURITY:                                          As of 09/30/96
----------------------------                  ----------------------------------------------------------------------
                                               Carrying         Gross                Gross            Estimated
                                                  Value   Unrealized Gains     Unrealized Losses      Fair Value
                                              ----------------------------     -----------------      ----------
U.S. Treasury securities                       $  50,050        $     31             $   493            $  49,588
U.S. government agencies                          71,905              11                 491               71,425
State and municipal securities                    39,188           1,301                  86               40,403
Mortgage-backed securities                        45,905               8                 605               45,308
                                              ----------      ----------            --------           ----------
    Total                                       $207,048          $1,351              $1,675             $206,724
                                                ========          ======              ======             ========


                                                                      As of 12/31/95
                                              ----------------------------------------------------------------------
                                               Carrying         Gross                Gross            Estimated
                                                  Value   Unrealized Gains     Unrealized Losses      Fair Value
                                              ----------------------------     -----------------      ----------
U.S. Treasury securities                       $  50,062         $   922            $     96            $  50,888
U.S. government agencies                          69,428           1,693                 -0-               71,121
State and municipal securities                    39,620           2,274                  24               41,870
Mortgage-backed securities                           266             -0-                 -0-                  266
                                            ------------       ---------           ---------         ------------
    Total                                       $159,376          $4,889             $   120             $164,145
                                                ========          ======             =======             ========



SECURITIES PORTFOLIO MATURITY DISTRIBUTION:                         (Dollars in thousands)
                                                                 As of September 30, 1996
                                                                      Maturity Schedule
                                        -----------------------------------------------------------------------------
                                                        After 1 But     After 5 But
SECURITIES AVAILABLE-FOR-SALE:          Within 1 Yr    Within 5 Yrs    Within 10 Yrs  Over 10 Yrs         Total
-----------------------------           -----------    ------------    -------------  -----------     ---------------
U.S. Treasury securities                   $ 50,044       $  24,841      $       -0-      $       -0-      $  74,885
U.S. government agencies                     29,970         149,814           19,932              -0-        199,716
State and municipal securities                  200             -0-              -0-              -0-            200
Mortgage-backed securities*                     -0-             -0-            6,643              -0-          6,643
Assets-backed securities                        -0-             -0-              -0-            4,055          4,055
Federal Home Loan Bank stock                  3,556             -0-              -0-              -0-          3,556
                                         ----------   -------------     ------------     ------------    -----------
    Total                                  $ 83,770        $174,655         $ 26,575        $   4,055       $289,055
                                           ========        ========         ========        =========       ========

SECURITIES HELD-TO-MATURITY:

U.S. Treasury securities                $       -0-       $  50,050      $       -0-      $       -0-      $  50,050
U.S. government agencies                      4,998          46,907           20,000              -0-         71,905
State and municipal securities                  680           9,326           14,683           14,499         39,188
Mortgage-backed securities*                     -0-          18,622              238           27,045         45,905
                                       ------------      ----------      -----------        ---------     ----------
    Total                                 $   5,678        $124,905         $ 34,921         $ 41,544       $207,048
                                          =========        ========         ========         ========       ========

* The mortgage-backed securities reflect stated maturities and not anticipated prepayments.

LOANS

    Total gross loans increased $27.5 million or 4.9% to $585.3 million as of September 30, 1996, from $557.9 million at year-end 1995. The increase primarily took place in the commercial real estate, residential real estate and construction loan categories which grew by $12.6 million, $10.2 million and $9.5 million, respectively. Installment loans increased slightly while commercial loans decreased $6.7 million. The Company has seen good loan demand in the third quarter of 1996. A portion of the new construction loan projects located in the Las Vegas area.

    The following table sets forth the classification of loans by type and mix as of the dates indicated:

                                                 (Dollars in thousands)
                                                    As of 09/30/96                 As of 12/31/95
                                                  ------------------------     ------------------------
Types of loans:                                    Amount         Percent         Amount        Percent
                                                  --------        -------        --------       -------
Commercial loans                                  $285,867         50.1%         $292,612         53.9%
Real estate mortgage loans                         254,397         44.6           231,360         42.6
Real estate construction loans                      23,129          4.0            13,606          2.5
Installment loans                                   21,426          3.7            19,748          3.6
Other loans                                            515          0.1               533          0.1
                                                  --------        -----          --------        -----
  Total loans - Gross                              585,334                        557,859
Allowance for loan losses                          (12,195)        (2.1)          (12,742)        (2.3)
Unamortized deferred loan fees                      (2,349)        (0.4)           (2,122)        (0.4)
                                                  --------        -----          --------        -----
 Total loans - Net                                $570,790        100.0%         $542,995        100.0%
                                                  ========        =====          ========        =====

RISK ELEMENTS OF THE LOAN PORTFOLIO

NON-PERFORMING ASSETS

    Non-performing assets were reduced by $4.2 million to $33.5 million as of September 30, 1996, compared with $37.7 million at year-end 1995. Non-performing assets include loans past due 90 days or more (including both loans that are still accruing interest, and those on a non-accrual status), troubled debt restructurings, as well as real estate acquired through foreclosure. The decrease in non-performing assets was accomplished by a reduction of $5.7 million in troubled debt restructurings and a decline of $1.1 million in non-accrual loans offset by increases of $1.7 million and $929,000 in OREO and loans past due 90 days or more, respectively. The coverage ratio, which is the allowance for loan losses to non-performing loans, increased from 53.57% at year-end 1995 to 67.98% as of September 30, 1996, primarily due to a $5.8 million decrease in non-performing loans. The following table presents the breakdown of non-performing assets by categories as of the dates indicated:

                                                                             (Dollars in thousands)
                                                               As of          As of         As of          As of
Non-Performing Assets:                                       09/30/96      06/30/96       03/31/96       12/31/95
                                                             --------      --------       --------       --------
Loans past due 90 days or more and
  still accruing interest                                     $  2,272       $  1,171       $  1,571       $  1,344
Non-accrual loans                                               12,928         17,875         17,621         14,012
                                                              --------       --------       --------       --------
  Total past due loans                                          15,200         19,046         19,192         15,356
Troubled debt restructurings                                     2,737          3,945          8,419          8,429
Real estate acquired in foreclosure                             15,570         12,170         15,436         13,879
                                                              --------       --------       --------       --------
  Total non-performing assets                                  $33,507        $35,161        $43,047        $37,664
                                                               =======        =======        =======        =======

Non-performing assets as a percentage of
  period-end total loans plus OREO                               5.58%          6.12%          7.34%          6.59%

    The balance of $12.9 million in non-accrual loans consisted mainly of $8.0 million in commercial real estate loans and $4.9 million in commercial loans. The following tables present the type of properties securing the loans and the type of businesses the borrowers engaged in under commercial real estate and commercial non-accrual loan categories as of the dates indicated:

                                                                        (Dollars in thousands)
                                                                09/30/96                       12/31/95
                                                     ------------------------------   -----------------------------
                                                                     Non-accrual Loan Balance
                                                     --------------------------------------------------------------
                                                     Commercial                      Commercial
Type of property:                                     Real Estate    Commercial       Real Estate    Commercial
                                                     ------------    ----------      ------------    ----------

Single/multi-family residence                          $     662        $     969       $      -0-         $  2,940
Commercial                                                 1,441            3,090              -0-            2,765
Motel                                                      5,877              519            4,519              557
Others                                                       -0-              282              -0-              521
Marina                                                       -0-              -0-              -0-            1,900
Unsecured                                                    -0-               50              -0-              158
                                                     -----------      -----------      -----------        ---------
                                                        $  7,980         $  4,910         $  4,519         $  8,841
                                                        ========         ========         ========         ========
Type of business:

Real estate development                                $     -0-        $     741       $      -0-       $      -0-
Retail                                                       -0-               71              -0-              599
Restaurant                                                 2,103               26              -0-               26
Import                                                       -0-              195              -0-            1,050
Motel                                                      5,877              518            4,519              879
Wholesale                                                    -0-              765              -0-            3,115
Marina                                                       -0-              -0-              -0-            1,900
Others                                                       -0-            2,594              -0-            1,272
                                                     -----------        ---------      -----------        ---------
                                                        $  7,980         $  4,910         $  4,519         $  8,841
                                                        ========         ========         ========         ========

    As shown in the tables above, the $5.9 million non-accrual motel loans as of September 30, 1996 comprised three credits secured by the first trust deeds on the respective motels located in Southern California. In the non-accrual commercial loan category, $3.1 million secured by commercial properties consisted of seven credits. The collateral on these credits include primarily first trust deeds and secondarily second and third trust deeds on commercial buildings and warehouses.

    Troubled debt restructurings were reduced significantly to $2.7 million as of September 30, 1996, compared with $8.4 million at year-end 1995. All of these restructured loans were current under their revised terms as of September 30, 1996.

    There were no loan concentrations to multiple borrowers in similar activities, which exceeded 10% of total loans as of September 30, 1996.

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses was $12.2 million or 2.1% of total loans as of September 30, 1996, compared with $12.7 million or 2.3% of total loans at year-end 1995. The following table presents information relating to the allowance for loan losses for the periods indicated:

                                                                           (Dollars in thousands)
                                                                YTD             YTD           YTD           YTD
Allowance for loan losses:                                    09/30/96       06/30/96       03/31/96      12/31/95
                                                              --------       --------       --------      --------
Balance at beginning of period                                 $12,742        $12,742        $12,742       $12,271
Provision for loan losses                                        2,700          1,800            900         7,300
Loans charged-off                                               (3,867)        (3,489)          (710)       (7,018)
Recoveries of charged-off loans                                    620            582            474           189
                                                               -------        -------        -------       -------
  Balance at end of period                                     $12,195        $11,635        $13,406       $12,742
                                                               =======        =======        =======       =======

Average loans outstanding during the period                   $555,382       $553,370       $547,915      $549,660
Ratio of net charge-offs to average loans outstanding
  during the period (annualized)                                 0.78%          1.05%          0.17%         1.24%
Provision for loan losses to average loans outstanding
  during the period (annualized)                                 0.65%          0.65%          0.66%         1.33%
Allowance to non-performing loans at period end                 67.98%         50.61%         48.55%        53.57%
Allowance to total loans at period-end                           2.08%          2.07%          2.35%         2.28%

    In determing the allowance for loan losses, management continues to assess the risks inherent in the loan portfolio, the possible impact of known and potential problem loans, and other factors such as collateral value, portfolio composition, loan concentration, financial strength of borrower, and trends in local economic conditions.

    The Company's allowance for loan losses consists of a specific allowance for impaired and certain classified loans and a general allowance for non-classified loans. For the remaining internally classified loans which do not require impairment allowance, management allocates a specific allowance to each loan based on the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral and general economic conditions. There were no such loans as of September 30, 1996. The general allowance is determined by an assessment of the overall quality of the unclassified portion of the loan portfolio as a whole, and by loan type. Management maintained the percentage assigned to the general allowance based on charge-off history and management's knowledge of the quality of the portfolio. The following table presents a breakdown of impaired loans and the impairment allowance related to impaired loans:

                                                                        (Dollars in thousands)
                                                                       As of September 30, 1996
                                                                    -------------------------------
                                                                     Recorded            Impairment
                                                                    Investment            Allowance
                                                                    ----------            ---------
Impaired loans:
  Loans with impairment allowance:
    Commercial                                                       $ 7,837               $ 1,642
    Commercial real estate                                            16,698                 2,639
    Other                                                                  2                   -0-
                                                                     -------               -------
      Total loans with impairment allowance                          $24,537               $ 4,281
                                                                     =======               =======

As mentioned previously, with the reduction of non-performing loans and the increase in the coverage ratio from 53.57% at year-end 1995 to 67.98% at September 30, 1996, management believes the allowance level to be adequate as of September 30, 1996 to absorb the estimated known and inherent risks identified through its analysis.

OTHER REAL ESTATE OWNED

         The Company's OREO properties, net of a valuation allowance of $1.3 million, were carried at $15.6 million as of September 30, 1996. This compares with OREO, net of a valuation allowance of $869,000, carried at $13.9 million at year-end 1995. During the first nine months of 1996, 12 properties totaling $6.7 million were disposed of with a net gain of $97,000. The existing OREO properties include different types of residential properties, commercial buildings, warehouses, land, and a motel. With an exception of one single family residence which is out of state, all other properties are located in Southern California.

         The Company maintains a valuation allowance for the OREO properties in order to record these properties at their estimated fair values. Periodic evaluation is performed on each property and corresponding adjustment is made to the valuation allowance. Any decline in value is recognized as non-interest expense in the current period and any balance in the valuation allowance is reversed when the respective property is sold. During the first nine months of 1996, management provided approximately $1.3 million to the provision for OREO losses based on new listing prices or new appraisals received.

DEPOSITS

         Total deposits amounted to $1,087.7 million as of September 30, 1996, representing an increase of $103.5 million or 10.5% over the $984.2 million at year-end 1995. Accounting for most of the increase were time deposits of $100,000 or more ("Jumbo CD's") and time deposits under $100,000, which rose $53.8 million and $39.3 million, respectively.

         Although Jumbo CD's increased appreciably causing the percentage of core deposits to decline slightly from 61.0% at year-end 1995 to 59.7% at September 30, 1996, management maintains they are considered generally less volatile since 1) a majority of the Company's Jumbo CD's have been fairly consistent based on historical experience which support that approximately half of the Jumbo CD's stayed with the Bank for more than two years; 2) the jumbo CD portfolio continued to be diversified with 2,813 individual accounts as of July 10, 1996; and 3) this phenomenon of having relatively higher percentage of Jumbo CD's exists in most of the Asian American banks in the Company's market which is dictated by the fact that the customers in this market tend to have a higher savings rate. However, management has taken steps to monitor the continued growth in Jumbo CD's, such as to diversify the customer base by branch expansion, and to develop new transaction-based products to attract depositors. There were no brokered deposits as of September 30, 1996. The following table illustrates the deposit mix on the dates indicated:

                                                                        (Dollars in thousands)
                                                              As of 09/30/96                  As of 12/31/95
                                                        --------------------------       ------------------------
Types of deposits:                                         Amount          Percent        Amount          Percent
                                                        -----------        -------       --------         -------
Demand                                                    $   122,599        11.3%        $117,974          12.0%
NOW accounts                                                   93,621         8.6           88,917           9.0
Money market accounts                                          93,513         8.6          102,167          10.4
Savings deposits                                              143,741        13.2          134,045          13.6
Time deposits under $100,000                                  196,233        18.0          156,927          15.9
Time deposits of $100,000 or more                             438,046        40.3          384,196          39.1
                                                           ----------       ------        --------         ------
 Total deposits                                            $1,087,753       100.0%        $984,226         100.0%
                                                           ==========       ======        ========         ======

CAPITAL RESOURCES

    Stockholders' equity amounted to $99.3 million or 8.27% of total assets as of September 30, 1996, compared with $94.5 million or 8.69% of total assets at year-end 1995. The increase in stockholders' equity was primarily due to year-to-date net income of $9.7 million and $1.4 million from issuance of additional common shares through Dividend Reinvestment Plan and ESOP purchases, which were partially offset by a decrease of $2.7 million in the unrealized holding gains on securities available-for-sale, net of tax, and dividends paid in the amount of $3.6 million.

    The Company declared a cash dividend of $0.15 per share in January, April, July and October of 1996, on 7,867,164, 7,880,102, 7,930,786 and 7,951,600
shares outstanding, respectively. Total cash dividends paid in 1996, including the $1.2 million paid in October 1996, amounted to $4.7 million.

    Management is committed to retain the Company's capital at a level sufficient to support future growth, to protect depositors, to absorb any unanticipated losses and to comply with various regulatory requirements.

    The Company and the Bank's capital and leverage ratios as of September 30, 1996 well exceeded the regulatory minimum requirements. They are presented in the tables below:

                                                                    (Dollars in thousands)
                                                          Company                             Bank
                                                     As of 09/30/1996                 As of 09/30/1996
                                                  ---------------------------      ----------------------------
                                                   Balance          Percent         Balance          Percent
                                                  ---------        ---------       ---------        -----------
Tier 1 Capital                                     $  100,644**      13.73%         $  98,734**        13.47%
Tier 1 Capital minimum requirement                     29,324         4.00             29,324           4.00
                                                   ----------       --------        ---------         -------
  Excess                                           $   71,320         9.73%         $  69,410           9.47%
                                                   ==========       ========        =========         =======


Total Capital                                      $  109,845**      14.98%         $ 107,935**        14.72%
Total Capital minimum requirement                      58,649         8.00             58,649           8.00
                                                   ----------       --------        ---------         -------
  Excess                                           $   51,196         6.98%         $  49,286           6.72%
                                                   ==========       ========        =========         =======

Risk-weighted assets                               $  733,109                        $733,107

Leverage ratio                                                        8.44%                             8.28%
Minimum leverage requirement                                          4.00                              4.00
                                                                    --------                          -------
  Excess                                                              4.44%                             4.28%
                                                                    ========                          =======

Total average assets                               $1,191,941                      $1,191,925

** Excluding the unrealized holding losses on securities available-for-sale of $1,346,000.

LIQUIDITY AND INTEREST RATE SENSITIVITY

    Liquidity is the Company's ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs. The Company derives liquidity primarily from various types of deposits. In addition, liquidity can be obtained from assets as well, which include cash and cash equivalents, time deposits with other depository institutions, Federal funds sold, unpledged securities available-for-sale, and unpledged securities held-to-maturity. The Company's liquidity ratio (defined as net liquid assets to total deposits) continued to improve from 43.64% at year-end 1995 to 48.48% as of September 30, 1996 due to the continued change in the earning asset mix of loans and other types of investments.

    To further enhance its liquidity, the Company maintains a total credit line of $45 million for Federal funds with three correspondent banks, and a total retail certificate of deposit (CD) line of approximately $194 million with three brokerage firms. Moreover, the Company is a shareholder of Federal Home Loan Bank (FHLB) since January 1993, which enables the Company to have access to lower cost FHLB financing when and if necessary. Management believes all the above-mentioned sources will provide adequate liquidity to the Company to meet its daily operating needs.

    Interest sensitivity risk management minimizes the risk to net interest income resulting from the changes in market interest rates. The Company's Investment Committee monitors interest sensitivity risk on an on-going basis by using, among other things, simulation model, gap analysis and certain key ratios. Gap analysis is a measure to identify the differences between rate sensitive assets and rate sensitive liabilities over certain periods of time.
A positive gap exists when rate sensitive assets exceed rate sensitive liabilities and a negative gap exists when rate sensitive liabilities exceed rate sensitive assets. Generally, a positive gap would enhance net interest margin during periods of increasing interest rates and vice versa, and a negative gap would impair net interest margin during periods of increasing interest rates and vice versa. Beginning in 1995, the Company's rate sensitive liabilities also included distribution of non-maturity deposit balances over certain periods of time based on the Bank's own assumptions and experiences. These non-maturity deposits, which contain money market accounts, NOW accounts and savings deposits, were included in the immediate repricing period prior to the third quarter of 1995. As of September 30, 1996, the Company's rate sensitive liabilities exceeded rate sensitive assets by roughly $85.6 million with a cumulative gap ratio of a negative 7.14% within a 1-year period.

PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS
------------------------------

  The Company, including its wholly-owned subsidiary, Cathay Bank, has been a party to ordinary routine litigation incidental to various aspects of its operations.

  Management is not currently aware of any other litigation that will have material adverse impact on the Company's consolidated financial condition, or the results of operations.


ITEM 2.      CHANGES IN SECURITIES
----------------------------------

  There have been no changes in securities.


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------

  Not applicable.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------------

  There were no reportable events.


ITEM 5.      OTHER INFORMATION
------------------------------

  There were no reportable events.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------------

  There were no reportable events.


   Exhibit:

   27    Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Cathay Bancorp, Inc.
                                           ---------------------------------
                                           (Registrant)





Date:  November 12, 1996                   DUNSON K. CHENG
                                           ---------------------------------
                                           Dunson K. Cheng
                                           Chairman and President





Date:  November 12, 1996                   ANTHONY M. TANG
                                           ---------------------------------
                                           Anthony M. Tang
                                           Chief Financial Officer