Form 10-K405
period 1996-12-31
CATHAY BANCORP INC
filed 1997-03-31
CIK 861842

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the fiscal year ended December 31, 1996


[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


Commission file number 0-18630


                              CATHAY BANCORP, INC.
             (Exact name of Registrant as specified in its charter)


            Delaware                                  95-4274680
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)


                777 North Broadway, Los Angeles, California 90012
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (213) 625-4700

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class              Name of each exchange on which registered
  -------------------              -----------------------------------------
        None                                         None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          [  X  ]    Yes                          [     ]    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 6, 1997 was $151,345,173 (computed on the basis of $21.00 per share, which was the last sale price of the Company's Common Stock reported by the Nasdaq National Market on March 6, 1997).*

     The number of shares outstanding of each of the Registrant's classes of Common Stock as of March 6, 1997: Common Stock, $.01 par value - 8,894,891 shares**


                       DOCUMENTS INCORPORATED BY REFERENCE


- Portions of Registrant's definitive proxy materials relating to its 1997 Annual Meeting of Stockholders, as filed, are incorporated by reference into Part III.

- Portions of Registrant's Annual Report to Stockholders for the Year Ended December 31, 1996 (referred to below as "Annual Report to Stockholders") are incorporated by reference into Parts I, II and IV.




























* Estimated solely for the purposes of this cover page. The market value of shares held by the Company's directors, executive officers and Employee Stock Ownership Plan have been excluded.

** Includes 51,605 rights to receive Common Stock that are held by former holders of Cathay Bank common stock and that have not yet been submitted for exchange into Common Stock of Cathay Bancorp, Inc.

                                     PART I

     The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors, including the factors described in this Annual Report and the other documents the Registrant files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES


                             BUSINESS OF THE COMPANY
GENERAL

     The Company is a business corporation organized under the laws of the State of Delaware on March 1, 1990. The only office of the Company, and its principal place of business, is located at the main office of Cathay Bank (the "Bank" or "Cathay Bank") at 777 North Broadway, Los Angeles, California 90012. Its telephone number is (213) 625-4700.

     The Company was organized for the purpose of becoming the holding company of Cathay Bank, a California-chartered bank. As a result of a reorganization and merger approved by the Bank's stockholders in July 1990 and effective on December 10, 1990 (the "Reorganization"), the Bank is a wholly-owned subsidiary of the Company.

     The Company's sole current business activity is to hold the stock of Cathay Bank. In the future, the Company may become an operating company or acquire savings institutions, banks or companies engaged in bank-related activities and may engage in or acquire such other businesses or activities as may be permitted by applicable law.

     On November 18, 1996, the Company acquired First Public Savings Bank, F.S.B. ("First Public"), through the merger of First Public into the company's wholly owned subsidiary, Cathay Bank. In connection with the acquisition of First Public, the Company paid $15.486 million in cash and issued 905,735 shares of its Common Stock valued at $16.114 million, for a total purchase price of $31.6 million.

PROPERTY

     The Company currently neither owns nor leases any real or personal property. The Company uses the premises, equipment and furniture of the Bank without the payment of any rental fees to the Bank. See "Business of the Bank - Premises " and " - Cathay Investment Company" below.

COMPETITION

     The primary business of the Company is the business of the Bank. Therefore, the competitive conditions to be faced by the Company are expected to continue to include those faced by the Bank. See "Business of the Bank -- Competition." In addition, many banks and financial institutions have formed holding companies. It is likely that these holding companies will attempt to acquire other banks, thrift institutions or companies engaged in bank-related activities. Thus, the Company may face increased competition in undertaking acquisitions of such institutions and in operating after any such acquisition.

EMPLOYEES

     The Company currently does not employ any persons other than its management, which includes the President and the Chief Financial Officer, due to the limited nature of its activities. If the Company acquires other financial institutions or pursues other lines of business, it may hire additional employees. See "Business of the Bank - Employees" below.


                              BUSINESS OF THE BANK
GENERAL

     Cathay Bank was incorporated under the laws of the State of California on August 22, 1961 and was licensed by the California State Banking Department and commenced operations as a California state-chartered bank on April 19, 1962. Cathay Bank is an insured bank under the Federal Deposit Insurance Act but, like most state-chartered banks of similar size in California, it is not a member of the Federal Reserve System.

     Cathay Bank's main office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. In addition, with the completion of the merger of First Public Savings Bank, F.S.B. ("First Public") in November 1996, the Bank has 19 other branch offices located in the cities of Monterey Park, Alhambra, Hacienda Heights, Westminster, San Gabriel, Torrance, Cerritos, City of Industry, Irvine, Los Angeles and Rowland Heights in Southern California, as well as the cities of San Jose, Oakland, Cupertino, Fremont and Millbrae in Northern California. Cathay Bank's primary market area is defined by its Community Reinvestment Act (CRA) delineation which includes the contiguous areas surrounding each of the Bank's branch offices. It is the Bank's policy to reach out and actively offer services to low and moderate income groups in the delineated branch service areas. Many of the Bank's employees speak both English and one or more Chinese dialects or Vietnamese, and are thus able to serve the Bank's numerous Chinese and Vietnamese-speaking customers, as well as the English-speaking customers.

     Cathay Bank conducts substantially the same business operations as a typical commercial bank, including the acceptance of checking, savings, and time deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. It also offers letter of credit, wire transfer, spot and forward contracts, traveler's checks, safe deposit, night deposit, social security payment deposit, collection, bank-by-mail, drive-up and walk-up windows, automatic teller machine ("ATM") and other customary bank services to its customers. The operations of the drive-up and walk-up facilities are extended past normal banking hours to accommodate those customers who cannot conduct banking businesses during normal banking hours.

     Since its inception, the Bank's policy has been to attract business from, and to focus its primary services for the benefit of, individuals, professionals and small to medium-sized businesses in the local markets in which its branches are located. The three general areas to which the Bank has directed its lendable assets are: (i) commercial loans and trade financing; (ii) loans secured by real estate; and (iii) installment loans to individuals for automobile, household and other consumer expenditures.

SELECTED FINANCIAL DATA

     Information concerning changes in the Bank's and the Company's financial condition and results of operations is included under the caption "Selected Consolidated Financial Data" on page 13 of the Annual Report to Stockholders and is incorporated herein by reference.

SECURITIES

     Information concerning the carrying value and the maturity distribution and yield analysis of the Bank's securities available-for-sale and securities held-to-maturity portfolios is included on pages 20 and 21 of the Annual Report to Stockholders and is incorporated herein by reference. A summary of the book value and fair value of the Bank's securities by contractual maturity is found in Note 4 to the Consolidated Financial Statements on pages 48 through 50 of the Annual Report to Stockholders, and is incorporated herein by reference.

LOANS

     Distribution and maturity of loans. Information concerning loan type and mix, distribution of loans and maturity of loans is included on pages 22 through 24 of the Annual Report to Stockholders and is incorporated herein by reference.

     Nonperforming Loans and Allowance for Loan Losses. Information concerning past due loans, allowance for loan losses, loans charged-off, loan recoveries and other real estate owned is included on pages 24 through 30 and in Note 5 to the Consolidated Financial Statements on pages 50 through 52 of the Annual Report to Stockholders and is incorporated herein by reference.

DEPOSITS

     Information concerning types of deposit accounts and average deposits and rates is included on pages 30 through 32 of the Annual Report to Stockholders and is incorporated herein by reference.

RETURN ON EQUITY AND ASSETS

     The following table sets forth information concerning the return on assets, return on stockholders' equity, equity to assets ratio and dividend payout ratio for the periods indicated:

                                                     YEAR ENDED DECEMBER 31,
                                           1996     1995     1994     1993      1992
                                          ------------------------------------------
Return on Average Assets (net income
  divided by average assets)               1.05%    1.05%    1.06%    0.91%    1.27%
Return on Average Equity (net income
  divided by average equity)              13.06    11.68    11.43     9.82    13.86
Equity as a Percentage of
  Average Assets                           7.87     8.69     9.07     9.18     9.09
Dividend Payout Ratio (1)                 36.14    44.12    48.78    58.82    41.35

(1) Computed by using dividends declared per share divided by net income per share.

INTEREST RATES AND DIFFERENTIALS

     Information concerning average interest-earning assets, average interest-bearing liabilities and the yields on the assets and liabilities is included on pages 17 and 18 of the Annual Report to Stockholders and is incorporated herein by reference.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

     An analysis of changes in net interest income due to changes in rate and volume is included on pages 14 through 16 of the Annual Report to Stockholders and is incorporated herein by reference.

COMMITMENTS AND LINES OF CREDIT

     Information concerning the Bank's outstanding loan commitments and letters of credit is included in Note 11 to the Consolidated Financial Statements on pages 56 and 57 of the Annual Report to Stockholders and is incorporated herein by reference.

CATHAY INVESTMENT COMPANY

     Cathay Investment Company ("CIC") is a wholly owned subsidiary of Cathay Bank that was formed in 1984 to invest in real property. In 1987, CIC opened a branch office in Taipei, Taiwan to promote Taiwanese real estate investments in Southern California. The office in Taipei was moved to a new location in October 1996 which consists of 1,512 square feet. The lease is for three years from 10/5/96 to 10/4/99 for a monthly rent of approximately $4,100. In addition, CIC established a place of business in Hong Kong in 1988, which is also a representative office of Cathay Bank. The Bank currently leases approximately 580 square feet of space for the Hong Kong representative office as well as CIC's Hong Kong office at a current monthly rent of approximately $3,500 under a renewed lease from 3/1/96 to 2/28/98. All expenses incurred by the Hong Kong office are recorded as expenses for the Bank's representative office.

     As of December 31, 1996, CIC owned two properties, representing a net equity investment of $2,837,829. Both properties were purchased for investment purposes. The following table sets forth certain information concerning the properties:

                                             Date of                                           Carrying Value
     Location of Property                   Purchase              Purchase Price                 at 12/31/96
--------------------------------------------------------------------------------------------------------------
     Harbor Boulevard (1)                    1/31/89                 $1,665,000                  $  718,623
     Garden Grove, California

     Tustin Village Way (2)
     Tustin, California                      7/17/89                 $4,680,000                  $2,119,206

------------

(1) The Garden Grove property is an 8,200 square foot strip shopping center located on a 27,000 square foot parcel of land. The carrying value of the Garden Grove property was written down by $0, $277,934 and $215,000 in 1996, 1995 and 1994, respectively, to the estimated fair value. The Bank filed an application for consent for subsidiary to continue to engage in activity on February 4, 1994, and received approval from the FDIC on March 8, 1995 to hold the property for an additional five years.

(2) The Tustin property is a 38,508 square foot strip shopping center located on a 142,876 square foot parcel of land. The carrying value of the Tustin property was written down by $0, $442,968 and $400,000 in 1996, 1995 and 1994, respectively, to the estimated fair value. In October 1993, the Tustin property was transferred from CIC to the Bank in anticipation of establishing a branch office therein and permission was granted by the California State Banking Department on December 6, 1993. However, the Bank subsequently elected to withdraw its application to the State Banking Department for approval of a branch therein, as it received approval to establish a different branch in a nearby location, which branch was opened for business on November 17, 1994. The Bank filed an application with the FDIC for consent to continue to hold the Tustin property on November 25, 1995, and finalized a plan with the regulators for full divestiture in 1996. (Please refer to "Federal Limits On the Activities and Investments of State-Chartered Banks" on pages 11 and 12 of this report.)

PREMISES

     The Bank's main corporate office and headquarters branch is located in the Chinatown district of Los Angeles. The offices are in a modern and spacious three-story structure containing 26,527 square feet and constructed of glass and concrete. The Bank owns both the building and the land upon which the building is situated. The main floor currently has 24 teller stations (including 16 regular tellers, seven commercial tellers, and one Automatic Teller Machine), four pneumatic drive-up teller stations, one walk-up teller station, a vault area and the Bank's operations area. The second floor contains executive offices and the Bank's Board Room. The third floor houses the Bank's corporate lending department. The Bank purchased one of the lots on which its headquarters is located in 1970 from Ralph Buon-Cristiani, a former member of the Bank's Board of Directors, for $242,656. As payment for the lot, the Bank executed a note, secured by a deed of trust on the property in Mr. Buon-Cristiani's favor, under which the Bank must make annual principal payments of not less than $10,000 nor more than $50,000, plus quarterly payment of interest accrued on the unpaid balance at a rate of eight percent (8%) per annum. Management of the Bank believes that this transaction was on terms at least as favorable to the Bank as would have existed in a transaction with an unrelated third party. The note was paid off on April 3, 1995. Parking for approximately 126 automobiles is provided on three lots adjacent to the Bank's building, two of which are owned by the Bank while the third lot is leased under a 55-year term with a 30-year option commencing in January 1987 at a current monthly rent of approximately $12,000.

     Moreover, the Bank owns properties located in the cities of Monterey Park, Alhambra, Westminster, San Gabriel, Torrance, Cerritos, City of Industry and Cupertino, where certain of its branch offices are located.
Those properties were acquired between years 1979 and 1993.

     In addition to the aforementioned bank-owned properties, the Bank leases certain premises under the following lease terms and conditions: (1) 8,636 square feet of space for administrative offices in a building located near the Bank's main office at a monthly rent of $10,694 under three leases expiring in May 1997; (2) 4,483 square feet of space for the Hacienda Heights office at a monthly rent of $4,483 under a lease from January 1996 to June 1999 with two five-year options; (3) 4,800 square feet of space for the San Jose office under a re-negotiated lease commencing March 1996 for ten years and two months with two five-year options; current rent is $8,640; the Bank has a one-time right to cancel the lease after the fifth year upon the payment of $55,500 in consideration; (4) 5,000 square feet of space for the Oakland office at a monthly rent of $6,000 under a five-year lease beginning in October 1991 which was renewed for five years from September 1996 to September 2001; (5) 2,400 square feet of space for the Fremont office at a monthly rent of $3,000 under a three-year lease beginning in May 1994 with two three-year options; (6) 4,450 square feet of space for the Irvine office at a monthly rent of $6,089 under a 20-year ground lease commencing in July 1989 with two five-year options; (7) 3,441 square feet of space for the Millbrae Office at a monthly rent of $7,002 under a five-year lease beginning in January 1995 with two five-year options; and (8) 580 square feet of space for the Hong Kong representative office as well as CIC's Hong Kong office at a monthly rent of approximately $3,500 under a renewed lease from 3/1/96 to 2/28/98. The leases referred to under (1) above have been entered into between the Bank and T.C. Realty in which Mr. Patrick Lee, a director of Bancorp and the Bank, has an interest. Management believes that these leases are on terms at least as favorable to the Bank as would have existed in a transaction with an unrelated third party.

     Moreover, with the acquisition of First Public in November 1996, the following leases were added: (1) 2,800 square feet of space for First Public's corporate office under a lease from May 1996 to November 1997 at a monthly rent of $4,667; (2) 1,100 square feet of space for First Public's administrative offices under a lease from February 1996 to June 1997 at a monthly rent of $1,250, which was terminated in March 1997; (3) 8,707 square feet of space for First Public's Chinatown office under a lease from February 1979 to February 1989 with three five-year options. First Public has exercised the second option to renew the lease until February 1999. The current monthly rent is $5,017; (4) 3,600 square feet of space for First Public's Monterey Park office under a lease expiring in June 1997 at a monthly rent of $8,845; (5) 1,976 square feet of space for First Public's Alhambra office under a lease from August 1986 to August 1991 which was extended for five years with three five-year options. The current monthly rent is $4,412; (6) 2,000 square feet of space for First Public's San Gabriel office under a lease from February 1991 to February 1996 which was extended for five years with two five-year options. The current monthly rent is $4,091; and (7) 2,550 square feet of space for First Public's Rowland Heights office under a lease from December 1992 to December 1997 with four five-year options. The current monthly rent is $7,378.

     The Bank currently operates 20 domestic branch offices, one branch office of CIC in Taiwan, and one representative office/CIC's place of business in Hong Kong. Each branch office has loan approval rights subject to the branch manager's authorized lending limits. Activities of the CIC Taiwan office and Hong Kong representative office/place of business are limited to coordinating the transportation of documents to the Bank's main office and performing liaison services. A list of the offices of the Bank and CIC is included on page 68 of the Annual Report to Stockholders and is incorporated herein by reference.

     As of December 31, 1996, the Bank's investment in premises and equipment totaled $25,771,302. See also Note 8 to the Consolidated Financial Statements on pages 53 and 54 of the Annual Report to Stockholders, which is incorporated herein by reference.

EXPANSION

     Management of the Bank continues to look for opportunities to expand the Bank's branch network by seeking new branch locations and/or by acquiring other financial institutions to diversify the customer base in order to compete for new deposits and loans, and to be able to serve the customers more effectively.

COMPETITION

     The banking business in California, and specifically in the market areas served by Cathay Bank, is highly competitive with respect to both loans and deposits. The Bank competes for deposits principally with other commercial banks, savings and thrift institutions and other financial institutions operating in the Bank's service areas, some of which offer certain services that are not offered directly by the Bank and some of which have substantially greater financial resources than does the Bank. In addition, other entities (both governmental and private industry) seeking to raise capital through the issuance and sale of debt and equity securities provide competition for the Bank in the acquisition of deposits.

     In seeking to obtain customers for loans, Cathay Bank competes primarily with other commercial and savings banks, as well as other non-bank financial intermediaries, including insurance companies, mortgage companies, credit unions, and other lending institutions. Certain legislation has served to ease regulatory restrictions on certain such institutions, thus increasing their ability to compete with banks such as Cathay Bank.

     To compete with the other financial institutions in its primary service areas, the Bank relies principally upon local promotional activities, personal contacts by its officers, directors, employees, and stockholders, extended hours, Saturday banking, and specialized services. For customers whose loan demands exceed the Bank's lending limit, the Bank has attempted in the past, and intends in the future, to arrange for such loans on a participation basis with corresponding banks. The Bank also assists customers requiring other services not offered by the Bank to obtain such services from its correspondent banks.

     There are approximately 13 Asian-American banks and two other major financial institutions in the Bank's headquarters branch area, which compete for California Asian-American customers, as well as other customers. In addition, banks from the Pacific Rim countries, such as Taiwan, Hong Kong and China continue to open branches in the Los Angeles area, thus increasing the Bank's competition.

EMPLOYEES

     As of December 31, 1996, the Company and Cathay Bank (including CIC) employed approximately 495 persons, including 103 officers. None of the employees are represented by a union. Management believes that its employee relations are excellent.


EXECUTIVE OFFICERS OF THE REGISTRANT

     See Part III, Item 10 ("Directors and Executive Officers of the Registrant") below for information regarding the executive officers of the Company and Cathay Bank.


                     REGULATION OF THE COMPANY AND THE BANK

GENERAL

     As a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Company's primary regulatory authority is the Board of Governors of the Federal Reserve System (the "Board"). The Company is required by the BHCA to file annual reports of its operations with, and is subject to examination by, the Board. Cathay Bank, as a state-chartered commercial bank, is regulated by the California State Banking Department. The Bank's deposits are insured, up to the legal maximum, by the FDIC, and the Bank is subject to FDIC rules applicable to insured banks. Although not a member of the Federal Reserve System, the Bank is subject to certain Federal Reserve Board rules and regulations by virtue of its FDIC-insured deposits.

     The regulatory authorities review key operational areas of the Company and the Bank, including asset quality, capital adequacy, liquidity, and management and administrative ability. Applicable law and regulations also limit the business activities in which the Company, the Bank and its subsidiaries may be engaged. (see, e.g. "Interstate Banking" and "Federal Limits on the Activities and Investments of State-chartered Banks" below).

     In addition to banking regulations, the Company is subject to periodic reporting and other requirements under the Securities Exchange Act of 1934, as amended.

     To the extent the information in this Section ("Regulation of the Company and the Bank") describes statutory or regulatory provisions, it is qualified in its entirety by reference to such provisions.

CAPITAL REQUIREMENTS

     Among other matters, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking regulatory agency to revise its risk-based capital standards and to specify levels at which regulated institutions will be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". Information concerning regulations of the risk-based capital requirements prescribed by the regulatory authorities is included on page 32 of the Annual Report to Stockholders and is incorporated herein by reference.

     The Board has adopted percentage minimum leverage ratios for banking organizations (including state member banks and bank holding companies). Currently, the Company is expected to maintain at least a 4 percent minimum leverage ratio depending on interest rate risk exposure, asset quality, liquidity, earnings, expansion plans, growth patterns and other relevant factors.

     The tables presenting the Company and the Bank's risk-based capital and leverage ratios as of December 31, 1996 are included in Note 10 to the Consolidated Financial Statements on page 56 of the Annual Report to Stockholders, which is incorporated herein by reference..

FDIC IMPROVEMENT ACT OF 1991

     In December 1991, the FDICIA was enacted into law. The FDICIA provides for the recapitalization of the Bank Insurance Fund and improved examinations of insured institutions. It prescribes standards for safety and soundness of all insured depository institutions; and requires each federal banking agency and the FDIC to take prompt corrective regulatory action to resolve the problems of insured depository institutions that fall below a certain capital ratio.

     The FDICIA also, among other things, (1) limits the percentage of interest paid on brokered deposits and limits the use of such deposits to only those institutions that are well-capitalized; (2) requires the FDIC to charge insurance premiums based on the risk profile of each institution; (3) prohibits insured state chartered banks from engaging, as principal, in any type of activity that is not permissible for a national bank unless the FDIC permits such activity and the bank meets all of its regulatory capital requirements; (4) directs the appropriate federal banking agency to determine the amount of readily marketable purchased mortgage servicing rights that may be included in calculating such institution's tangible, core and risk-based capital; (5) provides that, subject to certain limitations, any federal savings association may acquire or be acquired by any insured depository institution, and (6) restricts capital distributions by institutions that are, or as a result of the distributions will become, undercapitalized.

     On December 31, 1992, the bank regulatory agencies adopted uniform regulations relating to real estate loans that require institutions to adopt written real estate policies that are consistent with regulatory guidelines. Those guidelines include maximum loan-to-value ratios for various categories of real estate loans. Institutions are permitted to make loans in excess of such ratios if the loans are supported by other credit factors; however, loans that do not conform to the maximum loan-to-value ratios may not, in the aggregate, exceed the institution's risk-based capital and non-conforming loans secured by property other than 1-4 family residential property may not, in the aggregate, exceed 30% of risk-based capital.

     The FDICIA also required the regulatory agencies to establish, by the end of 1993, (a) minimum acceptable operational and managerial standards covering internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and employee compensation and (b) standards for asset quality, earnings and valuation of publicly traded shares (which must specify a maximum ratio of market value to book value for publicly traded shares).

     During 1996 the Company maintained its compliance with the requirements of
Section 112 of FDICIA. Section 112 affects all banks of $500 million or more in assets, and reflects the government's growing concern for legislative reform to strengthen bank accounting, auditing, and internal control oversight. Essentially, it establishes standards for composition of a bank's audit committee; requires assessment of the organization's compliance with designated laws and regulations; mandates documentation and testing of the bank's internal control structure as it relates to financial reporting controls; and, compells management's positive report (attested to by the bank's independent auditors) as of the end of each fiscal year, concerning the quality, adequacy and efficiency of the bank's internal controls.

FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT OF 1989

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") focused on restructuring the regulation of the savings and loan industry and its deposit insurance; and instituted a new regulatory structure for the resolution of troubled and insolvent savings associations. Nevertheless, a number of provisions (described below) also apply to commercial banks.

     Title II authorizes the increase of insurance premiums paid by the FDIC-insured institutions. Title VI permits the acquisition of thrifts by bank holding companies. Title IX enhances the enforcement authority of all federal banking agencies, including their authority to levy civil money penalties and penalties on criminal offenses, and it also broadens the current definition of insiders, to increase the types of persons subject to regulatory action. Title XI requires appraisals used in making credit decision be written and performed in accordance with generally accepted appraisal standards, as promulgated by the Appraisal Standards Board of the Appraisal Foundation, and should meet federal guidelines. Title XII expands the recordkeeping requirements of reporting on Home Mortgage Disclosure Act (HDMA) to cover race, income and gender; changes the current Community Reinvestment Act ("CRA") rating system to a four-tiered rating system, which includes (1) outstanding in meeting community credit needs;
(2) satisfactory in meeting community credit needs; (3) improvement needed in meeting community credit needs, and (4) substantial noncompliance in meeting community credit needs. It further requires that the CRA rating be publicly disclosed.

     The aforementioned provisions have not had a material adverse impact on the Company's consolidated financial condition or results of operations.

FEDERAL LIMITS ON THE ACTIVITIES AND INVESTMENTS OF STATE-CHARTERED BANKS

     Federal restrictions on the direct and indirect activities and investments of state-chartered or licensed depository institutions exist if the institution either carries federal deposit insurance or is involved in activities with foreign banks. The FDIC is the regulatory agency with the authority to determine federal restrictions on all direct and indirect activities and investments.

     As a general matter, subject to a number of grandfathering provisions and a few exceptions, there are three rules which limit the activities and investments of state-chartered banks. These include: (1) A state-chartered bank or thrift may not engage as principal in any type of activity, or in an activity in an amount, that is not permissible for a national bank or federal savings association, respectively, unless the FDIC determines that the activity would pose "no significant risk to the affected deposit insurance fund" and the institution meets its fully phased in capital requirements. (2) A state-chartered bank or thrift may not make or retain an equity investment of a type or in an amount that is not permissible for a national bank or federal savings association, and divestiture is required as soon as possible and within five years of FDICIA or FIRREA in any event. (3) A state-chartered bank or thrift may retain an equity investment in the form of a majority of a subsidiary (for a bank) or an equity investment in a service corporation or a thrift (engaged in each case in activities not permissible for a subsidiary of a national bank or federal savings association, respectively), but only if the FDIC has made the same determinations respecting risk to the insurance fund and capital compliance by the bank or thrift. For a bank, this restriction only applies if the subsidiary is engaged as principal in activities prohibited for a national bank.

     As stated above (see "Cathay Investment Company" at page 6 of this report), Cathay Bank has received FDIC approval of CIC's ownership of the Garden Grove property and the Tustin property. The Bank is in compliance with these limitations.

INTERSTATE BANKING

     The Federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") was signed into law on September 29, 1994. When fully effective, the Riegle-Neal Act will significantly relax or eliminate many restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act permits a bank holding company to acquire banks in states other than its "home state", even if applicable state law would not permit that acquisition. Such acquisitions would continue to require Board approval and would remain subject to certain state laws.

     Effective June 1, 1997, the Riegle-Neal Act will permit interstate mergers of banks, thereby allowing a single, merged bank to operate branches in multiple states. The Riegle-Neal Act allows each state to adopt legislation to "opt-out" of these interstate merger provisions. Conversely, the Riegle-Neal Act permits states to "opt in" to the merger provisions of Act prior to their stated effective date, to permit interstate mergers in that state prior to June 1, 1997. The enactment of the California Interstate Banking and Branching Act of 1995 provides for interstate banking and branching in California. This early opt-in legislation, which became effective on September 29, 1995, requires out-of-state institutions which do not already own a California bank to acquire an existing whole five-year old bank before establishing a California branch. De novo branching is not permitted. This act revised much of the original California interstate banking law first enacted in 1986 that permitted interstate banking with other states on a reciprocal basis.

     Banks and bank holding companies contemplating acquisitions must comply with the competitive standards of the BHCA, the Change in Bank Control Act ("CBA") or the Bank Merger Act ("BMA"), as applicable. The crucial test under each Act is whether the proposed acquisition will "result in a monopoly" or will "substantially" lessen competition in the relevant geographic market. Both the BHCA and the BMA preclude granting regulatory approval for any transaction that will result in a monopoly or where the furtherance of a plan to create a monopoly. However, where a proposed transaction is likely to cause a substantial reduction in competition, or tends to create a monopoly or otherwise restrain trade, these Acts permit the granting of regulatory approval if the applicable regulator finds that the perceived anti-competitive effects of the proposed transaction "are clearly outweighed in the public interest by the probable effect of the transaction on the convenience and needs of the community to be served."

     With regard to any interstate banking, the Justice Department issued merger guidelines in April 1992. On the basis of the revised criteria, the Department has challenged several proposed transactions involving institutions that compete directly in the same market(s). In contrast to the Justice Department, the Federal Reserve has recently shown a greater inclination to consider factors that contribute to the safety and soundness of the banking system, or which contribute positively to the "convenience and needs" of the affected communities. To the extent these two Federal Agencies apply different (and at times incompatible) analysis to assess the competitive effects of proposed bank and thrift mergers and acquisitions, federal anti-trust objections must be considered in connection with any interstate acquisition.

     The Company has no present intent to acquire any non-California institution or to open or establish branches outside of California. The Riegle-Neal Act may have the effect of increasing competition by facilitating entry into the California banking market by out of state banks and bank holding companies.

RECENT ACCOUNTING DEVELOPMENTS

     Information concerning recent accounting developments is included in Note 1 to the Consolidated Financial Statements under "Recent Accounting
Pronouncements" on pages 46 and 47 of the Annual Report to Stockholders and is incorporated herein by reference.

INTERAGENCY POLICY STATEMENT ON THE ALLOWANCE FOR LOAN AND LEASE LOSSES

     In December 1993, the FDIC adopted the interagency policy statement on the allowance for loan and lease losses (ALLL) as recommended by the Federal Financial Institutions Examination Council (FFIEC) to the four federal regulators of banks and savings associations which include the Office of the Comptroller of the Currency (OCC), Federal Reserve Board (FRB), Office of Thrift Supervision (OTS), and FDIC.

     This policy statement provides comprehensive guidance on the maintenance of an adequate ALLL and an effective loan review system. This issuance is another step by the agencies to promote consistency in supervisory policies among banks and thrifts.

     The guidance, which was effective immediately, explains that the ALLL is designed to absorb estimated credit losses associated with the loan and lease portfolio, including binding commitments to lend. It covers the responsibilities of the board of directors, the institution's management, and the examiner. The policy statement also discusses the analysis of the loan and lease portfolio, factors to consider in estimating credit losses, and the characteristics of an effective loan review system.

INTERAGENCY APPRAISAL AND EVALUATION GUIDELINES

     In November 1994, the FDIC joined with the OCC, FRB, and OTS in issuing guidelines regarding appropriate real estate appraisal and evaluation programs for insured institutions.

     The joint guidelines, which were effective immediately, contain amendments that reduce the number of loans requiring a real estate appraisal by a certified or licensed appraiser and give lenders more flexibility in estimating the value of real estate collateral when consistent with safe and sound banking practices. The new interagency document supersedes each of the agencies' appraisal and evaluation guidelines issued in 1992.

     Generally, real estate transactions over $250,000 are considered federally related transactions and require appraisals. The agencies' appraisal regulations include five minimum standards for the preparation of an appraisal. The appraisal must: (1) conform to generally accepted appraisal standards as evidenced by the Uniform Standards of Professional Appraisal Practice promulgated by the Appraisal Standards Board of the Appraisal Foundation unless principles of safe and sound banking require compliance with stricter standards;
(2) be written and contain sufficient information and analysis to support the institution's decision to engage in the transaction; (3) analyze and report appropriate deductions and discounts for proposed construction or renovation, partially leased buildings, non-market lease terms, and tract developments with unsold units; (4) be based upon the definition of market value set forth in the regulation; and (5) be performed by State-licensed or certified appraisers in accordance with requirements set forth in the regulation.

     A formal opinion of market value prepared by a State-licensed or certified appraiser is not always necessary. Instead, less formal evaluations of the real estate may suffice for transactions that are exempt from the agencies' appraisal requirements. The agencies' appraisal regulations allow an institution to use an appropriate evaluation of the real estate rather than an appraisal when the transaction (1) has a value of $250,000 or less; (2) is a business loan of $1,000,000 or less, and the transaction is not dependent on the sale of, or rental income derived from, real estate as the primary source of repayment; or (3) involves an existing extension of credit at the lending institution, provided that there has been no obvious and material change in the market conditions or physical aspects of the property that threaten the adequacy of the institution's real estate collateral protection after the transaction, even with the advancement of new monies; or there is no advancement of new monies other than funds necessary to cover reasonable closing costs.

     The Company's internal appraisal management policy has been revised to coincide with the guidelines issued in November 1994.

FEDERAL HOME LOAN BANK

     The Federal Home Loan Bank System (FHL Bank System) consists of twelve district banks (FHLB) and is supervised by the Federal Housing Finance Board
(FHFB). Commercial banks and credit unions are eligible to become members of the FHL Bank System.

     To qualify for membership, an institution must meet the qualified thrift lender test, which includes any institution with at least ten percent of its total assets in qualified thrift investment on January 1, 1989. After January 1, 1989, any institution may become a member if it met the ten percent asset test requirement by January 1, 1990. Qualified thrift investments include loans related to the purchase, repair or construction of residential housing; home equity loans; mortgage-backed securities; and loans to certain community institutions like schools, churches, hospitals, and nursing homes.

     The Bank received FHLB membership approval in January 1993, and became a member/stockholder of the FHLB of San Francisco. By becoming a FHLB member, the Bank may have access to a source of low-cost liquidity. To access the credit services offered by the district banks, a member must also become a stockholder of the FHLB in its district. The level of stock ownership is currently governed by the Federal Home Loan Bank Act, and the amount of borrowing is defined by the amount of stock purchased. FHLB stock is purchased and redeemed at par. The Bank's investment in FHLB stock totaled 53,148 shares or $5,314,800 as of December 31, 1996.

     All credits extended by the district bank require full collateralization. Eligible collateral includes residential first mortgage loans on single and multi-family projects, U.S. government and agency securities, deposits in district banks, and any other real estate related assets permitted by law.

DIVIDENDS

     As a California corporation, Cathay Bank may not pay dividends to the Company in excess of certain statutory limits. As of December 31, 1996, the maximum dividend that Cathay Bank could have declared, subject to regulatory approval, was $19,362,000. The banking regulatory agencies may prohibit a bank from paying dividends to its bank holding company if the agencies determine that such a payment would constitute an unsafe or unsound banking practice.

ITEM 3.      LEGAL PROCEEDINGS

     Management is not currently aware of any litigation that will have material adverse impact on the Company's consolidated financial condition, or the results of operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     (a)     Market Information

             The information under the caption "Market for Cathay Bancorp, Inc. Stock" on page 37 and under the caption "Additional Information" on page 68 of the Company's Annual Report to Stockholders is incorporated herein by reference.

     (b)     Holders

             As of March 7, 1997, there were approximately 1,850 holders of record of the Company's Common Stock.

     (c)     Dividends

             The information in Note 10 to the Consolidated Financial Statements on pages 55 and 56 of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information under the caption "Selected Consolidated Financial Data" on page 13 of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 36 of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report and the Company's Consolidated Financial Statements and Notes thereto on pages 39 through 63 of the Company's Annual Report to Stockholders is incorporated herein by reference. See Item 14 of this report for information concerning financial statements filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the caption "Election of Directors" on pages 3 through 6 of the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     The following persons are the executive officers and other significant officers of the Company and/or Cathay Bank:

         Gerald T. Deal, age 83, Vice-Chairman of the Boards of Directors of Bancorp and Cathay Bank since 1994; Chairman of the Board of Directors of Bancorp from 1990 until 1994; Chairman of the Board of Directors of Cathay Bank from 1964 until 1994 and director of Cathay Bank since 1962; Chairman of the Board of Directors of CIC from 1985 until 1994 and director of CIC since 1984. Mr. Deal resigned as a director and Vice-Chairman of the Boards of Directors of Bancorp and Cathay Bank effective as of December 31, 1996.

         George T.M. Ching, age 82, Vice-Chairman of the Board of Directors of Bancorp since 1990; Vice-Chairman of the Board of Directors of Cathay Bank since 1985, President of Cathay Bank from 1962 until 1985 and director of Cathay Bank since 1962; President of CIC since 1985 and director of CIC since 1984.

         Dunson K. Cheng, age 52, Chairman of the Board of Directors of each of Bancorp, Cathay Bank and CIC since 1994; President of Bancorp since 1990; President of Cathay Bank since 1985 and director of Cathay Bank since 1982; Secretary of CIC from 1985 until 1994; Chief Executive Officer of CIC since 1995 and director of CIC since 1984.

         Wilbur K. Woo, age 81, Secretary of Bancorp since 1990; Secretary of the Board of Directors of Cathay Bank since 1980 and director of Cathay Bank since 1978; Director of CIC since 1987.

         Anthony M. Tang, age 43, Executive Vice President of Bancorp and Cathay Bank since 1994; Senior Vice President of Bancorp and Cathay Bank from 1990 until 1994; Chief Financial Officer and Treasurer of Bancorp since 1990; Chief Lending Officer of Cathay Bank since 1985; and director of Cathay Bank since 1986.

         Milly W. Joe, age 59, Senior Vice President and Cashier of Cathay Bank since 1989; and Vice President and Cashier of Cathay Bank from 1981 to 1989. Ms. Joe has been associated with Cathay Bank since 1968.

         Irwin Wong, age 49, Senior Vice President for Branch Administration of Cathay Bank since 1989; and Vice President for Branch Administration from 1988 until 1989. Mr. Wong was employed by Security Pacific National Bank as a Vice President and Manager from 1983 until 1988.

         Elena Chan, age 45, Senior Vice President and Chief Financial Officer of Cathay Bank since December 1992; Vice President of Finance from March 1992 to November 1992; and Vice President and Internal Auditor of Cathay Bank from 1985 to February 1992.

     All of the above-named officers were elected on April 18, 1996 at a regular Board of Directors meeting. The term of office of each officer is from the time of appointment until the next annual organizational meeting of the Board of Directors of Bancorp or Cathay Bank (or action in lieu of a meeting) and until the appointment of his or her successor unless, before that time, the officer resigns or is removed or is otherwise disqualified from serving as an officer of Bancorp or Cathay Bank.

ITEM 11.     EXECUTIVE COMPENSATION

     The information under the captions "Information Concerning Management Compensation", "Compensation Committee Interlocks and Insider Participation", "Compensation Committee Report on Executive Compensation" and "Comparative Stock Performance" on pages 8 through 13 of the Company's Proxy Statement is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The information under the captions "Principal Holders of Securities" on page 2 and "Election of Directors" on pages 3 through 6 of the Company's Proxy Statement is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the captions "Election of Directors" on pages 3 through 6 and "Certain Transactions" on page 14 of the Company's Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Documents Filed as Part of this Report

     (a)(1)  Financial Statements

                              Financial Statements
                                       of
                      Cathay Bancorp, Inc. and Subsidiary*

                                                                                              Page No. in
                                                                                             Annual Report
                                                                                             -------------
             Consolidated Statements of Condition
               as of December 31, 1996 and 1995                                                     39

             Consolidated Statements of Income
               for each of the years in the 3-year period
               ended December 31, 1996, 1995 and 1994                                               40

             Consolidated Statements of Changes in Stockholders' Equity
               for each of the years in the 3-year period
               ended December 31, 1996, 1995 and 1994                                               41

             Consolidated Statements of Cash Flows
               for each of the years in the 3-year period
               ended December 31, 1996, 1995 and 1994                                               42

             Notes to Consolidated Financial Statements                                           43-62

             Independent Auditors' Report of KPMG Peat Marwick LLP                                  63

-----------------
     *Parent-only condensed financial information of the Company as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 is included in Note 14 to the Consolidated Financial Statements on pages 60 through 62 of the Annual Report to Stockholders, which is incorporated herein by reference.

     (a)(2) Financial Statement Schedules

            Schedules have been omitted since they are not applicable, they are not required, or the information required to be set forth in the schedules is included in the Consolidated Financial Statements or notes thereto incorporated by reference into this report.

     (a)(3) Exhibits

     3.1 Restated Articles of Incorporation. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

     3.2 Restated Bylaws. Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

       4.1 Shareholders Rights Plan. Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

       10.1 Form of Indemnity Agreements between the Company and its directors and certain officers. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

       10.2 Employee Stock Ownership Plan and Trust of the Company and First Amendment thereto. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

       10.3 Dividend Reinvestment Plan of the Company. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

       10.4 Second Amendment to the Cathay Bank Employee Stock Ownership Plan and Trust. Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

       10.5 Third Amendment to the Cathay Bank Employee Stock Ownership Plan and Trust. Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

       10.6 Fourth Amendment to the Cathay Bank Employee Stock Ownership Plan and Trust. Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

       10.7 Fifth Amendment to the Cathay Bank Employee Stock Ownership Plan and Trust. Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

       10.8 Sixth Amendment to the Cathay Bank Employee Stock Ownership Plan and Trust. Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

       10.9 Seventh Amendment to the Cathay Bank Employee Stock Ownership Plan and Trust. Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

       10.10 Eighth Amendment to the Cathay Bank Employee Stock Ownership Plan and Trust. Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

       13.1 Certain portions of the Registrant's 1996 Annual Report to Stockholders incorporated herein by reference.

       22.1   Subsidiaries of the Company

       27     Financial Data Schedule

       (b)    Reports on Form 8-K

       The Company filed a report on Form 8-K dated May 30, 1996 to report the announcement of the merger with First Public and a report on Form 8-K dated November 18, 1996 to report the completion of the merger with First Public. A subsequent report on Form 8-K/A dated February 13, 1997 was filed to amend the report on Form 8-K dated November 18, 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CATHAY BANCORP, INC.



Date:  March 26, 1997                         By:  /s/ Dunson K. Cheng
                                                   -----------------------------
                                                   Dunson K. Cheng
                                                   Chairman and President

                               POWERS OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dunson K. Cheng and Anthony M. Tang, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Title                                  Date
---------                                        -----                                  ----

/s/ Dunson K. Cheng                              President, Chairman of                 March 26, 1997
------------------------------------             the Board and Director
Dunson K. Cheng                                  (Principal executive officer)


/s/ Anthony M. Tang                              Executive Vice President,              March 26, 1997
------------------------------------             Chief Financial Officer
Anthony M. Tang                                  /Treasurer and Director
                                                 (principal financial officer)
                                                 (principal accounting officer)

/s/ Ralph Roy Buon-Cristiani                     Director                               March 26, 1997
------------------------------------
Ralph Roy Buon-Cristiani


/s/ Kelly L. Chan                                Director                               March 26, 1997
------------------------------------
Kelly L. Chan


/s/ Michael M.Y. Chang                           Director                               March 26, 1997
------------------------------------
Michael M.Y. Chang

                             [SIGNATURES CONTINUED]

                             [SIGNATURES CONTINUED]


Signature                                        Title                                  Date
---------                                        -----                                  ----


/s/ George T.M. Ching
------------------------------------             Vice Chairman of the                   March 26, 1997
George T.M. Ching                                Board and Director


/s/ Wing K. Fat
------------------------------------             Director                               March 26, 1997
Wing K. Fat


/s/ Patrick S.D. Lee
------------------------------------             Director                               March 26, 1997
Patrick S.D. Lee


/s/ Chi-Hung Joseph Poon
------------------------------------             Director                               March 26, 1997
Chi-Hung Joseph Poon


/s/ Thomas G. Tartaglia
------------------------------------             Director                               March 26, 1997
Thomas G. Tartaglia


/s/ Wilbur K. Woo
------------------------------------             Secretary of the Board                 March 26, 1997
Wilbur K. Woo                                    and Director

                                 EXHIBIT INDEX

   Exhibit
     No.                          Description
   -------  -----------------------------------------------------------------

     3.1 Restated Articles of Incorporation. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

     3.2 Restated Bylaws. Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

     4.1 Shareholders Rights Plan. Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

    10.1 Form of Indemnity Agreements between the Company and its directors and certain officers. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

    10.2 Employee Stock Ownership Plan and Trust of the Company and First Amendment thereto. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

    10.3 Dividend Reinvestment Plan of the Company. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

    10.4 Second Amendment to the Cathay Bank Employee Stock Ownership Plan and Trust. Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

    10.5 Third Amendment to the Cathay Bank Employee Stock Ownership Plan and Trust. Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

    10.6 Fourth Amendment to the Cathay Bank Employee Stock Ownership Plan and Trust. Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

    10.7 Fifth Amendment to the Cathay Bank Employee Stock Ownership Plan and Trust. Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

    10.8 Sixth Amendment to the Cathay Bank Employee Stock Ownership Plan and Trust. Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

    10.9 Seventh Amendment to the Cathay Bank Employee Stock Ownership Plan and Trust. Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

    10.10 Eighth Amendment to the Cathay Bank Employee Stock Ownership Plan and Trust. Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

    13.1 Certain portions of the Registrant's 1996 Annual Report to Stockholders incorporated herein by reference.

    22.1    Subsidiaries of the Company

    27      Financial Data Schedule