Form 10-Q
period 1997-03-31
CATHAY BANCORP INC
filed 1997-05-14
CIK 861842

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997
                                  --------------------------------------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  -------------------------------


Commission file number                 0-18630
                     ---------------------------------------------------------


                  CATHAY BANCORP, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


               Delaware                                95-4274680
--------------------------------------------------------------------------------
     (State of other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                 Identification No.)


777 North Broadway, Los Angeles, California                   90012
--------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (213) 625-4700
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
                                                  Yes   /X/   No   / /
                                                      -------    -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $.01 par value, 8,895,878 shares outstanding as of March 31, 1997.

                                  TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .3

     Item 1.   Financial Statements. . . . . . . . . . . . . . . . . . . . .4-6

               Note to Condensed Consolidated Financial
                Statements . . . . . . . . . . . . . . . . . . . . . . . . . .7

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations. . . . . . . 8-16


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .17

     Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .17
     Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . .17
     Item 3.   Defaults upon Senior Securities. . . . . . . . . . . . . . . .17
     Item 4.   Submission of Matters to a Vote of Security Holders. . . . . .17
     Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . .17
     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .17

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

                            PART I - FINANCIAL INFORMATION


                             ITEM 1. FINANCIAL STATEMENTS

                         CATHAY BANCORP, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                                    (IN THOUSANDS)

                                                                   Mar. 31, 1997   Dec. 31, 1996
                                                                    (unaudited)     (unaudited)
                                                                    ------------    -------------
ASSETS
Cash and due from banks                                            $      54,630   $       47,194
Federal funds sold and securities purchased under
   agreement to resell                                                    20,000           28,000
                                                                    ------------    -------------
   Cash and cash equivalents                                              74,630           75,194
Securities available-for-sale (with amortized costs of
   $331,021 in 1997 and $385,228 in 1996)                                327,153          383,391
Securities held-to-maturity (with estimated fair
   values of $246,633 in 1997 and $212,002 in 1996)                      248,157          210,129
Loans (net of allowance for loan losses of
   $14,414 in 1997 and $13,529 in 1996)                                  778,407          744,384
Other real estate owned, net                                              14,202           18,854
Investments in real estate, net                                            3,919            3,987
Premises and equipment, net                                               25,544           25,771
Customers' liability on acceptance                                         5,988            6,653
Accrued interest receivable                                               11,078           15,008
Goodwill                                                                   9,986            9,897
Other assets                                                              11,966           11,061
                                                                    ------------    -------------
   Total assets                                                    $   1,511,030   $    1,504,329
                                                                    ------------    -------------
                                                                    ------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing demand deposits                            $     139,040   $      135,345
   Interest bearing accounts
      NOW accounts                                                       117,372          118,498
      Money market deposits                                               97,101           95,158
      Savings deposits                                                   219,216          224,443
      Time deposits under $100,000                                       304,768          302,981
      Time deposits of $100,000 or more                                  497,322          488,315
                                                                    ------------    -------------
   Total deposits                                                      1,374,819        1,364,740
                                                                    ------------    -------------
Securities sold under agreements to repurchase                             2,221           10,000
Acceptances outstanding                                                    5,988            6,653
Other liabilities                                                          7,181            4,490
                                                                    ------------    -------------
   Total liabilities                                                   1,390,209        1,385,883
                                                                    ------------    -------------
Commitments and contingencies
Stockholders' equity
   Preferred stock, $.01 par value; 10,000,000
      shares authorized, none issued                                          --               --
   Common stock, $.01 par value; 25,000,000 shares
      authorized, 8,895,878 and 8,878,144 shares issued and
      outstanding in 1997 and 1996, respectively                              89               89
   Additional paid-in-capital                                             60,145           59,812
   Unrealized holding loss on securities
      available-for-sale, net of tax                                      (2,205)          (1,059)
      Retained earnings                                                   62,792           59,604
                                                                    ------------    -------------
   Total stockholders' equity                                            120,821          118,446
                                                                    ------------    -------------
   Total liabilities and stockholders' equity                      $   1,511,030   $    1,504,329
                                                                    ------------    -------------
                                                                    ------------    -------------

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          CATHAY BANCORP, INC AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  For the three months ended March 31, 1997 and 1996
                        (In thousands, except per share data)
                                     (unaudited)

                                                                    1997          1996
                                                                 ---------      ---------
INTEREST INCOME
  Interest and fees on loans                                    $   17,459     $   13,312
  Interest on securities available-for-sale                          5,442          3,680
  Interest on securities held-to-maturity                            3,239          2,409
  Interest on Federal funds sold and securities purchased
    under agreement to resell                                          576            435
                                                                 ---------      ---------
  Total interest income                                             26,716         19,836
                                                                 ---------      ---------

INTEREST EXPENSE
  Time deposits of $100,000 or more                                  5,979          5,388
  Other deposits                                                     6,003          3,674
  Other borrowed funds                                                  23             46
                                                                 ---------      ---------
  Total interest expense                                            12,005          9,108
                                                                 ---------      ---------

  Net interest income before provision for loan losses              14,711         10,728

  Provision for loan losses                                            900            900
                                                                 ---------      ---------
  Net interest income after provision for loan losses               13,811          9,828
                                                                 ---------      ---------

NON-INTEREST INCOME
  Securities gains                                                       4             22
  Letter of credit commissions                                         209            281
  Service charges                                                      816            756
  Other operating income                                               361            269
                                                                 ---------      ---------
  Total non-interest income                                          1,390          1,328
                                                                 ---------      ---------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                     3,951          3,105
  Occupancy expense                                                    678            553
  Computer and equipment expense                                       600            507
  Professional services expense                                        737            713
  FDIC and State assessments                                            55             86
  Marketing expense                                                    411            329
  Net other real estate owned expense                                  226            497
  Other operating expense                                              970            772
                                                                 ---------      ---------
  Total non-interest expense                                         7,628          6,562
                                                                 ---------      ---------

  Income before income tax expense                                   7,573          4,594
Income tax expense                                                   3,054          1,706
                                                                 ---------      ---------
Net Income                                                      $    4,519     $    2,888
                                                                 ---------      ---------
                                                                 ---------      ---------

NET INCOME PER COMMON SHARE, based on the
    weighted average number of shares
    outstanding during the periods:                             $     0.51     $     0.37
Weighted average number of common shares outstanding             8,890,703      7,876,755

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                         CATHAY BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)

                                                                       (In thousands)
                                                                  -----------------------
                                                                    1997          1996
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                         $  4,519      $  2,888
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                           900           900
    Provision for losses on other real estate owned                     133           500
    Depreciation                                                        348           367
    Net (gain) loss on disposition of other real estate owned            76           (25)
    Net gain on sales and calls of securities                            (4)          (22)
    Amortization and accretion of investment
      security premiums, net                                            195           206
    Decrease in deferred loan fees, net                                 (19)          (32)
    Increase in accrued interest receivable, net                      3,930         2,980
    (Increase) decrease in other assets, net                           (110)        1,919
    Increase in other liabilities, net                                2,691           505
------------------------------------------------------------------------------------------
       Total adjustments                                              8,140         7,298
------------------------------------------------------------------------------------------

       Net cash provided by operating activities                     12,659        10,186
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                            (5,086)      (80,218)
Proceeds from sale, maturity and call of securities
  available-for-sale                                                 58,051        10,095
Purchase of securities held-to-maturity                             (10,240)          (26)
Proceeds from maturity and call of securities held-to-maturity        8,965        11,130
Proceeds from repayments and sale of mortgage-backed securities
  available-for-sale                                                  1,679           --
Purchase of mortgage-backed securities held-to-maturity             (39,546)      (10,003)
Repayments from mortgage-backed securities held-to-maturity           2,166            58
Proceeds from sale of loans                                           1,834           --
Net change in loans                                                 (34,441)      (16,353)
Purchase of premises and equipment                                     (121)         (127)
Proceeds from disposition of other real estate owned                  2,146           559
Net decrease in investments in real estate                               68            34
------------------------------------------------------------------------------------------
       Net cash used in investing activities                        (14,525)      (84,851)
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW accounts,
 money market and savings deposits                                     (715)       29,671
Net increase in time deposits                                        10,794        67,612
Decrease in securities sold under agreements to repurchase           (7,779)       (1,500)
Cash dividends                                                       (1,331)       (1,180)
Proceeds from shares issued to Dividend Reinvestment Plan               333           204
------------------------------------------------------------------------------------------
       Net cash provided by financing activities                      1,302        94,807
------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                       (564)       20,142
Cash and cash equivalents, beginning of the period                   75,194        71,326
------------------------------------------------------------------------------------------
Cash and cash equivalents, end of the period                      $  74,630     $  91,468
------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Interest                                                      $  11,678     $   9,098
    Income taxes                                                  $     680     $     --
  Non-cash investing activities:
    Transfer to securities available-for-sale                     $     630     $     --
    Net change in unrealized loss on securities
       available-for-sale, net of tax                             $  (1,146)    $  (2,062)
    Transfers to other real estate owned                          $     403     $   3,191
    Loans to facilitate the sale of other real estate owned       $   2,700     $     600
------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                         CATHAY BANCORP, INC. AND SUBSIDIARY

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.  NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the FASB issued SFAS No. 128, "EARNINGS PER SHARE". This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, EARNINGS PER SHARE, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. This Statement supersedes Opinion 15 and AICPA Accounting Interpretations 1-102 of Opinion 15. It also supersedes or amends other accounting pronouncements. The provisions in this Statement are substantially the same as those in International Accounting Standard 33, EARNINGS PER SHARE, recently issued by the International Accounting Standards Committee. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Upon adoption of SFAS No. 128, the Company anticipates that its basic EPS disclosures will be increased as compared to the primary EPS disclosures presently required by APB Opinion 15. Diluted EPS disclosures are not expected to differ materially from the fully-diluted disclosures presently required by APB Opinion 15.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

    The following discussion is given based on the assumption that the reader has access to the 1996 Annual Report of Cathay Bancorp, Inc. ("Bancorp") and its subsidiary Cathay Bank ("the Bank"), together ("the Company").

RESULTS OF OPERATIONS

    For the first quarter of 1997, the Company reported net income of $4.5 million or $0.51 per share, as compared to $2.9 million or $0.37 per share for the first quarter of 1996, representing an increase of $1.6 million or 56.5%. Income before income tax expense amounted to $7.6 million for the first quarter of 1997, an increase of $3.0 million or 64.9% over $4.6 million for the same quarter a year ago. The strong earnings growth was due to the increase in assets through the acquisition of First Public Savings Bank last November, increases in loans and the resulting synergy of the combination of the two banks. The annualized return on average assets and return on average stockholders' equity was 1.20% and 15.11%, respectively for the first quarter of 1997, as compared to 1.02% and 12.23%, respectively for the same quarter of 1996.

NET INTEREST INCOME

    For the first quarter of 1997, net interest income before provision for loan losses totaled $14.7 million, as compared to $10.7 million for the same quarter of 1996. This represents an increase of $4.0 million or 37.1%. On a taxable equivalent basis, net interest income was up $4.0 million as well or 36.2% to $15.0 million for the first quarter of 1997, as compared to $11.0 million for the same quarter of 1996. The increase in net interest income was substantially attributable to a $362.3 million growth in the average earning assets with average loans increasing $208.8 million. Average loans consisted of 55.5% of the average earning assets in the first quarter of 1997 as compared to 54.7% a year ago. The taxable equivalent average yield on earning assets were 8.02% and 8.07% for the first quarter of 1997 and 1996, respectively. The slightly lower yield on earning assets in the 1997 first quarter was mainly due to a 6 basis point decline in the Bank's average reference rate on loans from 8.58% to 8.52%. A majority of the increase in the average earning assets was funded by time deposits and, to a lesser extent, by regular savings, interest-bearing checking and demand deposits. However, cost of funds was 3.92% for the 1997 first quarter, which was 15 basis points lower than 4.07% for the same quarter a year ago. This was primarily due to the lagging repricing characterics of the Bank's time deposits in an increasing interest rate environment in the first quarter of 1997 while the repricing of time deposits in the first quarter of 1996 lagged in a decreasing interest rate environment. Net interest margin, defined as taxable equivalent net interest income to average earning assets, improved four basis points from 4.42% to 4.46% between the first quarter of 1996 and 1997.

NON-INTEREST INCOME

    Non-interest income totaled $1.4 million and $1.3 million for the first quarter of 1997 and 1996, respectively. The slight increase resulted from a combination of higher income in service charges, wire transfer fees and documentation fees offset by reduced letter of credit commissions and securities gains.

    The following tables illustrate the components of non-interest income, as well as the amount and percentage changes for the periods indicated:

                                            (Dollars in thousands)
                                  Three Months Ended    Increase     Percent
Non-interest income:              03/31/97  03/31/96    (Decrease)    Change
                                  --------  --------     --------    -------
Letter of credit commissions       $   209   $   281     $   (72)     (25.6)%
Service charges                        816       756          60        7.9
Other operating income                 361       269          92       34.2
Securities Gains                         4        22         (18)     (81.8)
                                   -------   -------     -------
  Total non-interest income        $ 1,390   $ 1,328     $    62        4.7%
                                   -------   -------     -------
                                   -------   -------     -------

NON-INTEREST EXPENSE

Non-interest expense amounted to $7.6 million and $6.6 million, respectively for the first quarter of 1997 and 1996. The increase of $1.0 million or 16.3% in 1997 non-interest expense was primarily due to the higher operating cost associated with added personnel and facilities from the acquisition while net other real estate owned ("OREO") expense showed a decrease of $271,000. The following tables present the components of the non-interest expense with the amount and percentage changes for the periods indicated:

                                                  (Dollars in thousands)
                                        Three Months Ended      Increase     Percent
Non-interest expense:                  03/31/97    03/31/96    (Decrease)    Change
                                       --------    --------    ---------     ------

Salaries and employee benefits         $  3,951    $  3,105    $     846      27.2%
Occupancy expense                           678         553          125      22.6
Computer and equipment expense              600         507           93      18.3
Professional services expense               737         713           24       3.4
FDIC and State assessments                   55          86          (31)    (36.0)
Marketing expense                           411         329           82      24.9
Net other real estate owned expense         226         497         (271)    (54.5)
Other operating expense                     970         772          198      25.6
                                       --------    --------    ---------    -------

  Total non-interest expense           $  7,628    $  6,562    $   1,066      16.2%
                                       --------    --------    ---------    -------
                                       --------    --------    ---------    -------

FINANCIAL CONDITION

    During the three-month period since year-end 1996, the Company experienced a steady but moderate growth. Total assets increased $6.7 million to $1,511.0 million; deposits were up $10.1 million to $1,374.8 million; loans, net of unearned fees, grew by $34.9 million to $792.8 million; securities held-to-maturity increased $38.0 million to $248.2 million while securities available-for-sale decreased $56.2 million to $327.2 million; and stockholders' equity advanced $2.4 million to $120.8 million.

EARNING ASSET MIX

    Total earning assets reached $1,388.1 million as of March 31, 1997, as compared to $1,379.4 million at year-end 1996, representing an increase of $8.7 million. The Bank continued to experience good loan growth in the first quarter of 1997. Loans, net of unearned fees, accounted for 57.1% of total earning assets as of March 31, 1997 as compared to 55.0% at year-end 1996, while securities available-for-sale and securities held-to-maturity together comprised 41.5% of total earning assets as of March 31, 1997 as compared to 43.0% at year-end 1996. As a result, net interest margin improved moderately comparing the first quarter of 1997 and 1996. The table below shows the changes in the earning asset mix as of the dates indicated:

                                               (Dollars in thousands)
                                       As of 03/31/97           As of 12/31/96
                                  ----------------------   ----------------------
Types of earning assets:            Amount      Percent      Amount       Percent
                                  ----------    -------    ----------     -------

Federal funds sold                $   20,000       1.4%       $28,000       2.0%
Securities available-for-sale        327,153       23.6       383,391       27.8
Securities held-to-maturity          248,157       17.9       210,129       15.2
Loans (net of deferred fees)         792,821       57.1       757,913       55.0
                                  ----------    -------    ----------     ------

  Total earning assets            $1,388,131     100.0%    $1,379,433     100.0%
                                  ----------    -------    ----------     ------
                                  ----------    -------    ----------     ------


SECURITIES

    As of March 31, 1997 securities available-for-sale decreased $56.2 million or 14.7% to $327.2 million from $383.4 million at year-end 1996, and securities held-to-maturity increased $38.0 million or 18.1% to $248.2 million from $210.1 million at year-end 1996. The decrease of $18.2 million in the overall investment securities was primarily attributable to a stronger loan demand that the Company experienced during the first quarter of 1997. The following tables summarize the composition and maturity distribution of the investment portfolio as of the dates indicated:

                                                             (Dollars in thousands)
SECURITIES AVAILABLE-FOR-SALE:                                  As of 03/31/97
                                       -----------------------------------------------------------------
                                        Amortized          Gross               Gross
                                           Cost       Unrealized Gains    Unrealized Losses   Fair Value
                                       ------------   ----------------    -----------------   ----------
U.S. Treasury securities                 $ 91,076        $     73                $  655        $  90,494
U.S. government agencies                  202,541               3                 2,739          199,805
State and municipal securities                630             -0-                   -0-              630
Mortgage-backed securities                 21,374             -0-                   538           20,836
Assets-backed securities                    4,999             -0-                     8            4,991
Federal Home Loan Bank stock                5,401             -0-                   -0-            5,401
Other securities                            5,000             -0-                     4            4,996
                                       ----------        --------                ------         --------
    Total                                $331,021        $     76                $3,944         $327,153
                                       ----------        --------                ------         --------
                                       ----------        --------                ------         --------


                                                                As of 12/31/96
                                       -----------------------------------------------------------------
                                         Amortized         Gross               Gross
                                           Cost       Unrealized Gains    Unrealized Losses   Fair Value
                                       ------------   ----------------    -----------------   ----------
U.S. Treasury securities                 $122,116        $    197               $  544          $121,769
U.S. government agencies                  229,695             128                1,446           228,377
State and municipal securities                 50             -0-                  -0-                50
Mortgage-backed securities                 23,053               7                  178            22,882
Assets-backed securities                    4,999             -0-                    1             4,998
Federal Home Loan Bank stock                5,315             -0-                  -0-             5,315
                                         --------        --------               ------         ---------
    Total                                $385,228        $    332               $2,169         $ 383,391
                                         --------        --------               ------         ---------
                                         --------        --------               ------         ---------


                                                             (Dollars in thousands)
SECURITIES HELD-TO-MATURITY:                                    As of 03/31/97
                                       -----------------------------------------------------------------
                                         Carrying          Gross                Gross         Estimated
                                           Value      Unrealized Gains    Unrealized Losses   Fair Value
                                       ------------   ----------------    -----------------   ----------
U.S. Treasury securities                 $ 26,074          $  -0-              $  254           $ 25,820
U.S. government agencies                   59,394             -0-                 690             58,704
State and municipal securities             40,253           1,094                 150             41,197
Mortgage-backed securities                100,504               4               1,470             99,038
Assets-backed securities                    3,027             -0-                   9              3,018
Corporate bonds                             8,904             -0-                 -0-              8,904
Other securities                           10,001             -0-                  49              9,952
                                         --------          ------              ------           --------
    Total                                $248,157          $1,098              $2,622           $246,633
                                         --------          ------              ------           --------
                                         --------          ------              ------           --------


                                                           As of 12/31/96
                                       -----------------------------------------------------------------
                                         Carrying          Gross               Gross          Estimated
                                           Value      Unrealized Gains    Unrealized Losses   Fair Value
                                       ------------   ----------------    -----------------   ----------
U.S. Treasury securities                 $ 26,081          $   91             $     9           $ 26,163
U.S. government agencies                   66,900             -0-                 106             66,794
State and municipal securities             40,393           1,513                  31             41,875
Mortgage-backed securities                 63,109             504                 103             63,510
Assets-backed securities                    3,545             -0-                   1              3,544
Other securities                           10,101              15                 -0-             10,116
                                         --------          ------             -------           --------
    Total                                $210,129          $2,123             $   250           $212,002
                                         --------          ------             -------           --------
                                         --------          ------             -------           --------


SECURITIES PORTFOLIO MATURITY DISTRIBUTION:                 (Dollars in thousands)
                                                             As of March 31, 1997
                                                              Maturity Schedule
                                  ----------------------------------------------------------------------
                                                 After 1 But    After 5 But
SECURITIES AVAILABLE-FOR-SALE:    Within 1 Yr    Within 5 Yrs   Within 10Yrs    Over 10rs         Total
-----------------------------     -----------    ------------   ------------    ---------     ----------
U.S. Treasury securities           $  48,988       $ 41,506      $     -0-      $     -0-       $ 90,494
U.S. government agencies               5,003        173,015         21,787            -0-        199,805
State and municipal securities           630            -0-            -0-            -0-            630
Mortgage-backed securities*              -0-            -0-          3,586         17,250         20,836
Assets-backed securities*                -0-          4,991            -0-            -0-          4,991
Federal Home Loan Bank stock           5,401            -0-            -0-            -0-          5,401
Other securities                       4,996            -0-            -0-            -0-          4,996
                                   ---------       --------      ---------      ---------       --------
    Total                          $  65,018       $219,512      $  25,373      $  17,250       $327,153
                                   ---------       --------      ---------      ---------       --------
                                   ---------       --------      ---------      ---------       --------


SECURITIES HELD-TO-MATURITY:
----------------------------

U.S. Treasury securities           $     -0-       $ 26,074      $     -0-      $     -0-       $ 26,074
U.S. government agencies                 -0-         39,394         20,000            -0-         59,394
State and municipal securities           -0-          9,478         15,817         14,958         40,253
Mortgage-backed securities*              -0-         23,319         11,793         65,392        100,504
Assets-backed securities*                -0-            -0-            -0-          3,027          3,027
Corporate bonds                          -0-          8,904            -0-            -0-          8,904
Other securities                      10,001            -0-            -0-            -0-         10,001
                                   ---------       --------      ---------      ---------       --------
    Total                          $  10,001       $107,169      $  47,610      $  83,377       $248,157
                                   ---------       --------      ---------      ---------       --------
                                   ---------       --------      ---------      ---------       --------

* The mortgage-backed securities and asset-backed securities reflect stated maturities and not anticipated prepayments.

LOANS

    The Bank continued to experience fair loan demand in the first quarter of 1997. Total gross loans increased $34.9 million or 4.6% to $796.5 million as of March 31, 1997, from $761.6 million at year-end 1996. In addition to a $12.0 million increase in commercial real estate loans and a $2.0 million increase in construction loans, the Bank also made $27.7 million investments in the banker's acceptances which were included in the other loan category as of March 31, 1997. However, commercial loans continued to decrease from $283.9 million at year-end 1996 to $277.9 million as of March 31, 1997 largely due to pay-offs.

    The following table sets forth the classification of loans by type and mix as of the dates indicated:

                                                 (Dollars in thousands)
                                       As of 03/31/97           As of 12/31/96
                                    --------------------------------------------
Types of loans:                      Amount      Percent     Amount       Percent
                                    --------     -------     ------       -------
Commercial loans                    $277,873       35.7%     $283,894       38.1%
Real estate mortgage loans           430,802       55.3       420,315       56.5
Real estate construction loans        35,547        4.6        33,510        4.5
Installment loans                     24,109        3.1        23,551        3.1
Other loans                           28,214        3.6           385        0.1
                                    --------      ------     --------      ------
  Total loans - Gross                796,545                  761,655
Allowance for loan losses            (14,414)      (1.8)      (13,529)      (1.8)
Unamortized deferred loan fees        (3,724)      (0.5)       (3,742)      (0.5)
                                    --------      ------     --------      ------

  Total loans - Net                 $778,407      100.0%     $744,384      100.0%
                                    --------      ------     --------      ------
                                    --------      ------     --------      ------

RISK ELEMENTS OF THE LOAN PORTFOLIO

NON-PERFORMING ASSETS

    Non-performing assets were reduced by $5.8 million to $24.4 million or 3.01% of total loans plus OREO as of March 31, 1997, as compared to $30.2 million or 3.87% of total loans plus OREO at year-end 1996. Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, and OREO. The decrease of $5.8 million in non-performing assets was accomplished by a $4.6 million reduction in OREO and a $2.0 million reduction in loans past due 90 days or more and still accruing interest offset by a $0.8 million increase in non-accrual loans. The non-accrual coverage ratio, which is the allowance for loan losses to non-performing loans, jumped from 119.15% at year-end 1996 to 141.65% as of March 31, 1997, primarily due to the combination of a $1.2 million decrease in non-performing loans along with a $0.9 million increase in the allowance for loan losses. The following table presents the breakdown of non-performing assets by categories as of the dates indicated:


                                                              (Dollars in thousands)
                                                As of          As of          As of          As of
Non-Performing Assets:                        03/31/97       12/31/96       09/30/96       06/30/96
                                              --------       --------       --------       --------
Loans past due 90 days or more and
  still accruing interest                     $     56       $  2,050       $  2,272       $  1,171
Non-accrual loans                               10,120          9,305         12,928         17,875
                                              --------       --------       --------       --------
  Total past due loans                          10,176         11,355         15,200         19,046
Real estate acquired in foreclosure             14,202         18,854         15,570         12,170
                                              --------       --------       --------       --------
  Total non-performing assets                 $ 24,378       $ 30,209       $ 30,770       $ 31,216
                                              --------       --------       --------       --------
                                              --------       --------       --------       --------
Accruing troubled debt restructurings            3,195          3,201          2,737          3,945
Non-performing assets as a percentage of
  period-end total loans plus OREO               3.01%          3.87%          5.12%          5.43%


    The balance of $10.1 million in non-accrual loans consisted mainly of $4.8 million in commercial real estate loans and $4.8 million in commercial loans. The following tables present the type of properties securing the loans and the type of businesses the borrowers engaged in under commercial real estate and commercial non-accrual loan categories as of the dates indicated:

                                           (Dollars in thousands)
                                      03/31/97                12/31/96
                             -----------------------  -----------------------
                                            Non-accrual Loan Balance
                             ------------------------------------------------
                              Commercial              Commercial
Type of property:            Real Estate  Commercial  Real Estate  Commercial
                             -----------  ----------  -----------  ----------
Single/multi-family residence  $  2,212     $    595    $    583     $  1,707
Commercial                          377        3,436         226        3,302
Motel                             1,350          503       1,350          511
Marina                              769          -0-         769          -0-
Others                               86          194         -0-          399
Unsecured                           -0-           84         -0-           84
                               --------     --------    --------     --------
                               $  4,794     $  4,812    $  2,928     $  6,003
                               --------     --------    --------     --------
                               --------     --------    --------     --------
Type of business:
Real estate development        $    769     $    561    $    995     $    562
Wholesale                           -0-          762         -0-          780
Restaurant                          613          -0-         -0-          -0-
Import                              -0-          -0-         -0-          305
Motel                             1,916          503       1,933          511
Others                            1,496        2,986         -0-        3,845
                               --------     --------    --------     --------
                               $  4,794     $  4,812    $  2,928     $  6,003
                               --------     --------    --------     --------
                               --------     --------    --------     --------

    The above tables show a $1.4 million balance in non-accrual motel loan as of March 31, 1997, which represents one credit secured by the first trust deed on the respective motel located in Southern California. Under the non-accrual commercial loan category as of March 31, 1997, the $3.4 million balance consisted of nine credits. The collateral on these credits include primarily first trust deeds and secondarily second and third trust deeds on commercial buildings and warehouses.

    Troubled debt restructurings were $3.2 million as of March 31, 1997, approximately the same level as year-end 1996. All of the restructured loans were current under their revised terms as of March 31, 1997 with the exception of one credit in the amount of $473,000 which was 11 days past due.

    There were no loan concentrations to multiple borrowers in similar activities, which exceeded 10% of total loans as of March 31, 1997.

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses amounted to $14.4 million or 1.81% of total loans as of March 31, 1997, as compared to $13.5 million or 1.78% of total loans at year-end 1996. The following table presents information relating to the allowance for loan losses for the periods indicated:

                                                                             (Dollars in thousands)
                                                                YTD            YTD            YTD            YTD
Allowance for loan losses:                                   03/31/97       12/31/96       09/30/96       06/30/96
                                                             --------       --------       --------       --------
Balance at beginning of period                                $13,529        $12,742        $12,742        $12,742
Allowance from acquisition                                        -0-          1,644            -0-            -0-
Provision for loan losses                                         900          3,600          2,700          1,800
Loans charged-off                                                 (39)        (5,388)        (3,867)        (3,489)
Recoveries of charged-off loans                                    24            931            620            582
                                                              -------        -------        -------        -------
  Balance at end of period                                    $14,414        $13,529        $12,195        $11,635
                                                              -------        -------        -------        -------
                                                              -------        -------        -------        -------

Average loans outstanding during the period                  $756,679       $579,634       $555,382       $553,370
Ratio of net charge-offs to average loans outstanding
  during the period (annualized)                                0.01%          0.77%          0.78%          1.05%
Provision for loan losses to average loans outstanding
  during the period (annualized)                                0.48%          0.62%          0.65%          0.65%
Allowance to non-performing loans at period-end               141.65%        119.15%         80.22%         61.09%
Allowance to total loans at period-end                          1.81%          1.78%          2.08%          2.07%


    In determing the allowance for loan losses, management continues to assess the risks inherent in the loan portfolio, the possible impact of known and potential problem loans, and other factors such as collateral value, portfolio composition, loan concentration, financial strength of borrower, and trends in local economic conditions.

    The Bank's allowance for loan losses consists of a specific allowance and a general allowance. The specific allowance is further broken down to provide for impaired loans and the remaining internally classified loans. Management allocates a specific allowance to those remaining internally classified loans which do not require impairment allowance, based on the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral and general economic conditions. The general allowance is determined by an assessment of the overall quality of the unclassified portion of the loan portfolio as a whole, and by loan type. Management maintained the percentage assigned to the general allowance based on charge-off history and management's knowledge of the quality of the portfolio. The following table presents a breakdown of impaired loans and the impairment allowance related to impaired loans:

                                                     (Dollars in thousands)
                                                      As of March 31, 1997
                                                  ---------------------------
Impaired loans:                                    Recorded        Impairment
 Loans with impairment allowance:                 Investment        Allowance
                                                  ----------       ----------
  Commercial                                        $ 7,068          $ 1,374
  Commercial real estate                             10,545            1,718
  Other                                                 178              142
                                                    -------          -------
    Total loans with impairment allowance           $17,791          $ 3,234
                                                    -------          -------
                                                    -------          -------


    With the reduction of non-performing loans and the increase in the coverage ratio from 119.15% at year-end 1996 to 141.65% as of March 31, 1997, management believes the allowance level as of March 31, 1997 to be adequate to absorb the estimated known and inherent risks identified through its analysis.


OTHER REAL ESTATE OWNED

    The Company's OREO properties, net of a valuation allowance of $1.7 million, were carried at $14.2 million as of March 31, 1997. This compares with OREO, net of a valuation allowance of $1.6 million, carried at $18.8 million at year-end 1996. During the first quarter of 1997, five properties totaling $5.0 million were disposed of with a net loss of $76,000. As of March 31, 1997, the Bank's OREO properties include different types of residential properties, commercial buildings, warehouses, land, and a motel. With an exception of one single family residence which is out of state, all other properties are located in Southern California.

    The Bank maintains a valuation allowance for the OREO properties in order to record estimated fair value of these properties. Periodic evaluation is performed on each property and corresponding adjustment is made to the valuation allowance. Any decline in value is recognized as non-interest expense in the current period and any balance in the valuation allowance is reversed when the respective property is sold. During the first quarter of 1997, management provided approximately $133,000 to the provision for OREO losses based on new listing prices or new appraisals received.


DEPOSITS

    As of March 31, 1997, total deposits increased $10.1 million to $1,374.8 million as compared to $1,364.7 million at year-end 1996. Time deposits over $100,000 ("Jumbo CD's") continued to account for the majority of the increase while core deposits (defined as total deposits excluding brokered deposits and Jumbo CD's) advanced slightly. The ratio of core deposits to total deposits declined barely from 64.22% at year-end 1996 to 63.83% at the end of the first quarter of 1997.

    Management continues to monitor the Jumbo CD portfolio. The Bank's Jumbo CD's are considered generally less volatile since 1) a majority of the Bank's Jumbo CD's have been fairly consistent based on statistics which support that a considerable portion of the Jumbo CD's stayed with the Bank for more than two years; 2) the Jumbo CD portfolio continued to be diversified with 2,900 individual accounts owned by 2,083 individual depositors as of January 28, 1997; and 3) this phenomenon of having relatively higher percentage of Jumbo CD's exists in most of the Asian American banks in the Company's market which is dictated by the fact that the customers in this market tend to have a higher savings rate. However, management has taken steps to discourage the continued growth in Jumbo CD's, such as to diversify the customer base by branch expansion and acquisition, to lower the interest rates paid on Jumbo CD's and to develop new transaction-based products to attract depositors. There were no brokered deposits as of March 31, 1997. The following table illustrates the deposit mix on the dates indicated:

                                              (Dollars in thousands)
                                      As of 03/31/97          As of 12/31/96
                                  --------------------    --------------------
Types of deposits:                  Amount     Percent      Amount     Percent
                                  ----------   -------    ----------   -------
Demand                            $  139,040     10.1%    $  135,345      9.9%
NOW accounts                         117,372      8.5        118,498      8.7
Money market accounts                 97,101      7.1         95,158      7.0
Savings deposits                     219,216     15.9        224,443     16.4
Time deposits under $100,000         304,768     22.2        302,981     22.2
Time deposits of $100,000 or more    497,322     36.2        488,315     35.8
                                  ----------    ------    ----------    ------
  Total deposits                  $1,374,819    100.0%    $1,364,740    100.0%
                                  ----------    ------    ----------    ------
                                  ----------    ------    ----------    ------

CAPITAL RESOURCES

     Stockholders' equity amounted to $120.8 million or 8.00% of total assets as of March 31, 1997, as compared to $118.4 million or 7.87% of total assets at year-end 1996. The $2.4 million increase in stockholders' equity was primarily due to year-to-date net income of $4.5 million and $333,000 from issuance of additional common shares through Dividend Reinvestment Plan and ESOP purchases, which were partially offset by an increase of $1.1 million in the unrealized holding losses on securities available-for-sale, net of tax, and dividends paid in the amount of $1.3 million.

     The Company declared a cash dividend of $0.15 per share in January and April of 1997, on 8,878,144 and 8,895,878 shares outstanding, respectively. Total cash dividends paid in 1997, including the $1.3 million paid in April 1997, amounted to $2.7 million.

     Management is committed to retain the Company's capital at a level sufficient to support future growth, to protect depositors, to absorb any unanticipated losses and to comply with various regulatory requirements.

     As presented in the following tables, the Company and the Bank's capital and leverage ratios as of March 31, 1997 well exceeded the regulatory minimum requirements. The capital ratios of the Bank place it in the "well capitalized" category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0% and Tier 1 leverage capital ratio equal to or greater than 5.0%.

                                                            (Dollars in thousands)
                                                      Company                     Bank
                                                  As of 03/31/1997           As of 03/31/1997
                                               ---------------------      ---------------------
                                               Balance       Percent      Balance       Percent
                                               -------       -------      -------       -------

Tier 1 capital (to risk-weighted assets)       $113,040*      12.65%      $110,525*      12.37%
Tier 1 capital minimum requirement               35,736        4.00         35,735        4.00
                                               --------       ------      --------       -----
  Excess                                       $ 77,304        8.65%      $ 74,790        8.37%
                                               --------       ------      --------       -----
                                               --------       ------      --------       -----

Total capital (to risk-weighted assets)        $124,247*      13.91%      $121,732*      13.63%
Total capital minimum requirement                71,471        8.00         71,471        8.00
                                               --------       ------      --------       -----
  Excess                                       $ 52,776        5.91%      $ 50,261        5.63%
                                               --------       ------      --------       -----
                                               --------       ------      --------       -----

Risk-weighted assets                           $893,389                   $893,382

Tier 1 capital (to average assets)
  - Leverage ratio                             $113,040*       7.55%      $110,525*       7.38%
Minimum leverage requirement                     59,908        4.00         59,908        4.00
                                               --------       ------      --------       -----
  Excess                                       $ 53,132        3.55%      $ 50,617        3.38%
                                               --------       ------      --------       -----
                                               --------       ------      --------       -----

Total average assets                         $1,497,694                 $1,497,690


* Excluding the unrealized holding losses on securities available-for-sale of $2,205,000, and goodwill of $9,986,000.

LIQUIDITY AND INTEREST RATE SENSITIVITY

    Liquidity is the Company's ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs. The Company derives liquidity primarily from various types of deposits. In addition, liquidity can be obtained from assets as well, which include cash and cash equivalents, time deposits with other depository institutions, Federal funds sold and repurchases, unpledged securities available-for-sale, and unpledged securities held-to-maturity. The Company's liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) stood at 45.68% as of March 31, 1997, as compared to 47.09% at year-end 1996.

    To further enhance its liquidity, the Bank maintains a total credit line of $45 million for Federal funds with three correspondent banks, and a total retail certificate of deposit (CD) line of approximately $209 million with three brokerage firms. Moreover, the Bank is a shareholder of Federal Home Loan Bank
(FHLB) since January 1993, which enables the Bank to have access to lower cost FHLB financing when and if necessary. Management believes all the above-mentioned sources will provide adequate liquidity to the Company to meet its daily operating needs.

    Interest sensitivity risk management minimizes the risk to net interest income resulting from the changes in market interest rates. The Bank's Investment Committee monitors interest sensitivity risk on an on-going basis by using, among other things, simulation model, gap analysis and certain key ratios. Gap analysis is a measure to identify the differences between rate sensitive assets and rate sensitive liabilities over certain periods of time. A positive gap exists when rate sensitive assets exceed rate sensitive liabilities and a negative gap exists when rate sensitive liabilities exceed rate sensitive assets. Generally, a positive gap would enhance net interest margin during periods of increasing interest rates and vice versa, and a negative gap would impair net interest margin during periods of increasing interest rates and vice versa. As of March 31, 1997, the Company's rate sensitive liabilities exceeded rate sensitive assets by roughly $176.4 million with a cumulative gap ratio of a negative 11.68% within a 1-year period.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  The Company filed a report on Form 8-K/A dated February 13, 1997 to amend the report on Form 8-K dated November 18, 1996 to report the completion of the merger with First Public.


  Exhibit:

  27     Financial Data Schedule

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Cathay Bancorp, Inc.
                                       --------------------
                                       (Registrant)






Date:  May 13, 1997                    DUNSON K. CHENG
       ------------                    ---------------
                                       Dunson K. Cheng
                                       Chairman and President






Date:  May 13, 1997                    ANTHONY M. TANG
       ------------                    ---------------
                                       Anthony M. Tang
                                       Chief Financial Officer