Form 10-Q
period 1997-06-30
CATHAY BANCORP INC
filed 1997-08-13
CIK 861842

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1997
                               ------------------------------------------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  ------------------------


Commission file number                           0-18630
                       --------------------------------------------------------

                            CATHAY BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                         95-4274680
-------------------------------------------------------------------------------
    (State of other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)


777 North Broadway, Los Angeles, California                         90012
------------------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:    (213) 625-4700
                                                    ---------------------------
-------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)


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

    Common stock, $.01 par value, 8,914,260 shares outstanding as of June 30, 1997.

                                  TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 3

    Item 1    Financial Statements . . . . . . . . . . . . . . . . . . . . 4-6

              Notes to Condensed Consolidated Financial Statements . . . . 7-8

    Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations. . . . . . .9-18

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .19

    Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .19
    Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . .19
    Item 3.   Defaults upon Senior Securities. . . . . . . . . . . . . . . .19
    Item 4.   Submission of Matters to a Vote of Security Holders. . . . . .19
    Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . .19
    Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .19

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

                            PART I - FINANCIAL INFORMATION


                             ITEM 1. FINANCIAL STATEMENTS

                         CATHAY BANCORP, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                      AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                                    (IN THOUSANDS)


                                                                            Jun. 30, 1997  Dec. 31, 1996
                                                                             (unaudited)    (unaudited)
                                                                            -------------  -------------
ASSETS
Cash and due from banks..................................................    $  56,011       $   47,194
Federal funds sold and securities purchased under agreement to resell....       27,000           28,000
                                                                            -------------    -----------
    Cash and cash equivalents............................................       83,011           75,194
Securities available-for-sale (with amortized costs of
    $325,529 in 1997 and $385,228 in 1996)...............................      324,144          383,391
Securities held-to-maturity (with estimated fair
    values of $267,152 in 1997 and $212,002 in 1996).....................      265,595          210,129
Loans (net of allowance for loan losses of
    $14,026 in 1997 and $13,529 in 1996).................................      775,833          744,384
Other real estate owned, net.............................................       10,390           18,854
Investments in real estate, net..........................................        3,850            3,987
Premises and equipment, net..............................................       25,445           25,771
Customers' liability on acceptance.......................................        6,472            6,653
Accrued interest receivable..............................................       14,697           15,008
Goodwill.................................................................        9,791            9,897
Other assets.............................................................       12,777           11,061
                                                                            -------------    -----------
    Total assets.........................................................   $1,532,005       $1,504,329
                                                                            -------------    -----------
                                                                            -------------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
    Non-interest bearing demand deposits.................................   $  148,518        $ 135,345
    Interest bearing accounts
         NOW accounts....................................................      116,000          118,498
         Money market deposits...........................................       94,849           95,158
         Savings deposits................................................      220,896          224,443
         Time deposits under $100,000....................................      300,320          302,981
         Time deposits of $100,000 or more...............................      511,091          488,315
                                                                            -------------    -----------
    Total deposits.......................................................    1,391,674        1,364,740
                                                                            -------------    -----------
Securities sold under agreements to repurchase...........................        2,922           10,000
Acceptances outstanding..................................................        6,472            6,653
Other liabilities........................................................        4,794            4,490
                                                                            -------------    -----------
    Total liabilities....................................................    1,405,862        1,385,883
                                                                            -------------    -----------
Commitments and contingencies
Stockholders' equity
    Preferred stock, $.01 par value; 10,000,000
         shares authorized, none issued..................................           --               --
    Common stock, $.01 par value; 25,000,000 shares
         authorized, 8,914,260 and 8,878,144 shares issued and
         outstanding in 1997 and 1996, respectively......................           89                89
    Additional paid-in-capital...........................................       60,521            59,812
    Unrealized holding loss on securities
         available-for-sale, net of tax..................................         (803)           (1,059)
    Retained earnings....................................................       66,336            59,604
                                                                            -------------    -----------
    Total stockholders' equity...........................................      126,143           118,446
                                                                            -------------    -----------
    Total liabilities and stockholders' equity...........................   $1,532,005        $1,504,329
                                                                            -------------    -----------
                                                                            -------------    -----------

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                       CATHAY BANCORP, INC. AND SUBSIDIARY
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    (UNAUDITED)


                                                                   2nd Qtr        2nd Qtr            YTD            YTD
                                                                  June 1997      June 1996        June 1997      June 1996
                                                                 ----------      ----------      -----------    -----------
INTEREST INCOME
    Interest and fees on loans.................................  $  18,435        $  13,370       $  35,894       $  26,682
    Interest on securities available-for-sale..................      4,666            4,336          10,108           8,016
    Interest on securities held-to-maturity....................      4,266            2,680           7,505           5,089
    Interest on Federal funds sold and securities purchased
         under agreement to resell.............................        233              405             809             840
                                                                 ---------        ----------      ---------       ----------
    Total interest income......................................     27,600           20,791          54,316          40,627
                                                                 ---------        ----------      ---------       ----------

INTEREST EXPENSE
    Time deposits of $100,000 or more..........................      6,517            5,618          12,496          11,006
    Other deposits.............................................      5,788            3,884          11,791           7,558
    Other borrowed funds.......................................         40               11              63              57
                                                                 ---------        ----------      ---------       ----------
    Total interest expense.....................................     12,345            9,513          24,350          18,621
                                                                 ---------        ----------      ---------       ----------

    Net interest income before provision for loan losses.......     15,255           11,278          29,966          22,006
    Provision for loan losses..................................        900              900           1,800           1,800
                                                                 ---------        ----------      ---------       ----------
    Net interest income after provision for loan losses........     14,355           10,378          28,166          20,206
                                                                 ---------        ----------      ---------       ----------

NON-INTEREST INCOME
    Securities gains...........................................          -               -                4              22
    Letter of credit commissions...............................        396              322             605             603
    Service charges............................................        848              713           1,664           1,469
    Other operating income.....................................        386              304             747             573
                                                                 ---------        ----------      ---------       ----------
    Total non-interest income..................................      1,630            1,339           3,020           2,667
                                                                 ---------        ----------      ---------       ----------

NON-INTEREST EXPENSE
    Salaries and employee benefits.............................      4,029            3,092           7,980           6,197
    Occupancy expense..........................................        753              575           1,431           1,128
    Computer and equipment expense.............................        552              516           1,152           1,023
    Professional services expense..............................        841              837           1,578           1,550
    FDIC and State assessments.................................         96               97             151             183
    Marketing expense..........................................        405              257             816             586
    Net other real estate owned expense........................        220              812             446           1,309
    Other operating expense....................................      1,005              837           1,975           1,609
                                                                 ---------        ----------      ---------       ----------
    Total non-interest expense.................................      7,901            7,023          15,529          13,585
                                                                 ---------        ----------      ---------       ----------

    Income before income tax expense...........................      8,084            4,694          15,657           9,288
Income tax expense.............................................      3,205            1,598           6,259           3,304
                                                                 ---------        ----------      ---------       ----------
Net Income.....................................................   $  4,879         $  3,096        $  9,398        $  5,984
                                                                 ---------        ----------      ---------       ----------
                                                                 ---------        ----------      ---------       ----------
NET INCOME PER COMMON SHARE, based on the
    weighted average number of shares
    outstanding during the periods:............................    $  0.55          $  0.39         $  1.06         $  0.76
Weighted average number of common shares outstanding...........  8,908,789        7,912,070       8,899,796       7,894,413

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       CATHAY BANCORP, INC. & SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)

                                                                                              (In thousands)
                                                                                       ----------------------------
                                                                                            1997          1996
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income...........................................................................     $  9,398      $  5,984
Adjustments to reconcile net income to net cash
    provided by operating activities:
         Provision for loan losses...................................................        1,800         1,800
         Provision for losses on other real estate owned.............................          275         1,192
         Depreciation................................................................          676           736
         Net (gain)loss on disposition of other real estate owned....................           48           (22)
         Premises and equipment disposal gains.......................................            -             1
         Net gain on sales and calls of securities...................................           (4)          (22)
         Amortization and accretion of investment
           security premiums, net....................................................          312           396
         Increase (decrease) in deferred loan fees, net..............................           28           (16)
         (Increase) decrease in accrued interest receivable..........................          311          (613)
         (Increase) decrease in other assets, net....................................       (1,808)        1,429
         Increase (decrease) in other liabilities....................................          304          (286)
-------------------------------------------------------------------------------------------------------------------
             Total adjustments.......................................................        1,942         4,595
-------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities...............................       11,340        10,579
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale............................................      (25,006)      (80,261)
Proceeds from maturity and call of securities available-for-sale.....................       82,037        25,095
Purchase of securities held-to-maturity..............................................      (10,239)       (4,999)
Proceeds from maturity and call of securities held-to-maturity.......................        9,747        11,155
Purchase of mortgage-backed securities available-for-sale............................            -        (8,903)
Proceeds from repayments and sale of mortgage-backed securities
    available-for-sale...............................................................        2,985           557
Purchase of mortgage-backed securities held-to-maturity..............................      (60,592)      (35,194)
Repayments from mortgage-backed securities held-to-maturity..........................        4,995           739
Proceeds from sale of loans..........................................................        1,834             -
Net change in loans..................................................................      (30,203)       (9,243)
Purchase of premises and equipment...................................................         (350)         (236)
Proceeds from sale of equipment......................................................            -             7
Proceeds from disposition of other real estate owned.................................        3,233         2,058
Decrease in investments in real estate...............................................          137            69
-------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities.......................................      (21,422)      (99,156)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts,
    money market and savings deposits................................................        6,819         7,049
Net increase in time deposits........................................................       20,115        87,468
Net decrease in securities sold under agreement to repurchase........................       (7,078)       (1,500)
Cash dividends.......................................................................       (2,666)       (2,362)
Proceeds from shares issued to Dividend Reinvestment Plan............................          709         1,036
-------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities...................................       17,899        91,691
-------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents................................................        7,817         3,114
Cash and cash equivalents, beginning of the period...................................       75,194        71,326
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of the period.........................................    $  83,011     $  74,440
-------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
    Cash paid during the period for:
         Interest....................................................................    $  23,949     $  18,685
         Income taxes................................................................    $   6,316     $   2,010
    Non-cash investing activities:
         Transfers to securities available-for-sale..................................    $     630     $     105
         Net change in unrealized holding gain/loss on securities
           available-for-sale, net of tax............................................    $     256     $   3,496
         Transfers to other real estate owned........................................    $   1,742     $   4,439
         Loans to facilitate the sale of other real estate owned.....................    $   6,650     $   2,920
-------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                                      6

                        CATHAY BANCORP, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

    In February 1997 the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 consolidates existing reporting standards for disclosing information about an entity's capital structure. SFAS No. 129 also supersedes previously issued accounting statements. SFAS No. 129 must be adopted for financial statements for periods ending after December 15, 1997. The impact on the Company of adopting SFAS No. 129 is not expected to be material as the Company's existing disclosures are generally in compliance with the disclosure requirements in SFAS No. 129.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The impact on the Company of adopting SFAS No. 130 is not expected to be material to the Company's existing disclosure.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, with comparative information for earlier years to be restated. The Company is currently assessing the effect of adopting SFAS No. 131.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

    The following discussion is given based on the assumption that the reader has access to the 1996 Annual Report of Cathay Bancorp, Inc. ("Bancorp") and its subsidiary Cathay Bank ("the Bank"), together ("the Company").

RESULTS OF OPERATIONS

    For the second quarter of 1997, the Company reported net income of $4.9 million or $0.55 per share, as compared to $3.1 million or $0.39 per share for the second quarter of 1996, representing an increase of $1.8 million or 57.6%. Income before income tax expense amounted to $8.1 million for the second quarter of 1997, an increase of $3.4 million or 72.2% over $4.7 million for the same quarter a year ago. The continued strong earnings growth was due to increases in assets, primarily loans and securities, both internally and through the acquisition of First Public Savings Bank last November. The annualized return on average assets and return on average stockholders' equity were 1.29% and 15.85%, respectively for the second quarter of 1997, as compared to 1.05% and 13.10%, respectively for the same quarter of 1996.

    For the six month ended June 30, 1997, the Company reported net income of $9.4 million or $1.06 per share, as compared to $6.0 million or $0.76 per share for the same period a year ago. This represents an increase of $3.4 million or 57.1%. The annualized return on average assets and return on average stockholders' equity for the first six months of 1997 were 1.25% and 15.50%, respectively, as compared to 1.07% and 12.72% for the same period in 1996.

NET INTEREST INCOME

    For the first six months of 1997 and 1996, net interest income before provision for loan losses totaled $30.0 million and $22.0 million, respectively, representing an increase of $8.0 million or 36.2% for 1997. On a taxable equivalent basis, net interest income totaled $30.5 million and $22.5 million for the first six months of 1997 and 1996, respectively, representing an increase of $8.0 million as well or 35.3% for 1997. The increase in net interest income was substantially attributable to a $338.1 million growth in average earning assets. The increase in average earning assets was primarily funded by time deposits and, secondarily by interest-bearing deposits and demand deposits. Although average loans increased $217.4 million or 39.3% contributing to an increase of $9.2 million in interest income, the average yield on loans dropped 31 basis points to 9.39% despite a 9 basis point increase in the Bank's reference rate. This was primarily due to substantial increases in average real estate mortgage loans from the acquisition of First Public Savings Bank, and to a lesser extent, the keen competition in the Company's market area. Average real estate mortgage loans comprised approximately 17.1% of total loans in the first six months of 1997 as compared to 7.5% in the same period in 1996. The average taxable equivalent yield on securities and Federal funds sold improved 29 basis points and 23 basis points to 6.37% and 5.49% in the first six months of 1997, respectively, while cost of funds shrank 6 basis points to 3.96%. As a result, net interest margin, defined as taxable equivalent net interest income to average earning assets, increased 11 basis points from 4.37% in the first six months of 1996 to 4.48% in 1997.

    For the second quarter of 1997, net interest income before provision for loan losses totaled $15.3 million, as compared to $11.3 million for the same quarter of 1996. This represents an increase of $4.0 million or 35.3%. On a taxable equivalent basis, net interest income was up $4.0 million as well or 34.5% to $15.5 million for the second quarter of 1997, as compared to $11.5 million for the same quarter of 1996. An increase of $304.4 million in average earning assets essentially accounted for the increase in the quarterly net interest income. The taxable equivalent average yield on earning assets increased 22 basis points in the second quarter of 1997 to 8.12% as compared to 7.90% for the same quarter of 1996, primarily resulting from higher yields on securities and Federal funds sold. Average loans grew by $228.3 million or 40.9% in the second quarter of 1997 adding $5.1 million to interest income. However, average yield on loans decreased 23 basis points to 9.39% in the second quarter of

1997 as well due to substantially the same reasons as explained previously. Cost of funds stayed relatively stable at 4.00% for the 1997 second quarter, which was only 3 basis points higher than 3.97% for the same quarter a year ago. Consequently, net interest margin improved 19 basis points from 4.33% to 4.52% between the second quarter of 1996 and 1997.

NON-INTEREST INCOME

    For the first six months of 1997, non-interest income totaled $3.0 million, as compared to $2.7 million for the same period a year ago. This represents an increase of $353,000 or 13.2% resulting from higher income in service charges, wire transfer fees and fees related to loans.

    On a quarterly basis, non-interest income totaled $1.6 million and $1.3 million for the second quarter of 1997 and 1996, respectively. The $291,000 or 21.7% increase was attributable to increased service charges, letter of credit commissions, wire transfer fees and fees related to loans. The following tables illustrate the components of non-interest income, as well as the amount and percentage changes for the periods indicated:



                                              (Dollars in thousands)
                                     Six Months Ended    Increase     Percent
Non-interest income:                06/30/97  06/30/96   (Decrease)     Change
                                    --------  --------   ----------    -------

Securities Gains.................    $    4    $   22      $ (18)       (81.8)
Letter of credit commissions.....       605       603          2          0.3%
Service charges..................     1,664     1,469        195         13.3
Other operating income...........       747       573        174         30.4
                                    -------    ------     ------
  Total non-interest income......    $3,020    $2,667      $ 353         13.2%
                                    -------    ------     ------
                                    -------    ------     ------


                                   2nd Qtr.  2nd Qtr.  Increase      Percent
Non-interest income:                 1997      1996    (Decrease)     Change
                                   --------   -------- ----------   ----------

Letter of credit commissions......  $  396     $  322      $  74         23.0%
Service charges...................     848        713        135         18.9
Other operating income............     386        304         82         27.0
                                   -------     ------      ------
  Total non-interest income.......  $1,630     $1,339      $ 291         21.7%
                                   -------     ------      ------
                                   -------     ------      ------


NON-INTEREST EXPENSE

    Non-interest expense amounted to $15.5 million and $13.6 million, respectively for the first six months of 1997 and 1996. The increase of $1.9 million or 14.3% in 1997 non-interest expense was primarily due to the higher operating cost associated with added personnel and facilities from the acquisition while net other real estate owned ("OREO") expense declined $863,000. The efficiency ratio, defined as non-interest expense divided by net interest income before provision for loan losses plus non-interest income, was 47.08% for the six months ended June 30, 1997 as compared to 55.06% for the same period in 1996.

    Quarterly, non-interest expense totaled $7.9 million and $7.0 million for the second quarter of 1997 and 1996, respectively. The higher quarterly non-interest expense was attributable to substantially the same factors discussed in the previous paragraph. The efficiency ratios for the second quarter of 1997 and 1996 were 46.79% and 55.66%, respectively. The following tables present the components of the non-interest expense with the amount and percentage changes for the periods indicated:


                                                              (Dollars in thousands)
                                                       Six Months Ended     Increase  Percent
Non-interest expense:                                 06/30/97   06/30/96  (Decrease)  Change
                                                     ---------  ---------  ---------- --------
Salaries and employee benefits.................       $ 7,980    $ 6,197     $1,783     28.8%
Occupancy expense..............................         1,431      1,128        303     26.9
Computer and equipment expense.................         1,152      1,023        129     12.6
Professional services expense..................         1,578      1,550         28      1.8
FDIC and State assessments.....................           151        183        (32)   (17.5)
Marketing expense..............................           816        586        230     39.3
Net other real estate owned expense............           446      1,309       (863)   (65.9)
Other operating expense........................         1,975      1,609        366     22.8
                                                      -------    -------     -------
   Total non-interest expense..................       $15,529    $13,585     $1,944     14.3%
                                                      -------    -------     -------
                                                      -------    -------     -------

                                                       2nd Qtr.   2nd Qtr.   Increase   Percent
Non-interest expense:                                   1997        1996    (Decrease)  Change
                                                     ---------    --------  ----------  --------
Salaries and employee benefits.................       $ 4,029    $ 3,092      $ 937     30.3%
Occupancy expense..............................           753        575        178     31.0
Computer and equipment expense.................           552        516         36      7.0
Professional services expense..................           841        837          4      0.5
FDIC and State assessments.....................            96         97         (1)    (1.0)
Marketing expense..............................           405        257        148     57.6
Net other real estate owned expense............           220        812       (592)   (72.9)
Other operating expense........................         1,005        837        168     20.1
                                                     ---------   -------    --------
  Total non-interest expense...................       $ 7,901    $ 7,023      $ 878     12.5%
                                                     ---------   -------    --------
                                                     ---------   -------    --------

FINANCIAL CONDITION

    During the six month period from year-end 1996 to June 30, 1997, total assets increased $27.7 million or 1.8% to $1,532.0 million; loans, net of deferred fees, grew by $31.9 million or 4.2% to $789.9 million; investment securities (including available-for-sale and held-to-maturity) decreased $3.8 million or 0.6% to $589.7 million; deposits were up $26.9 million or 2.0% to $1,391.7 million; and stockholders' equity advanced $7.7 million or 6.5% to $126.1 million.

EARNING ASSET MIX

    Total earning assets amounted to $1,406.6 million as of June 30, 1997, as compared to $1,379.4 million at year-end 1996, representing an increase of $27.2 million. Loans, net of deferred fees, accounted for 56.2% of total earning assets as of June 30, 1997 as compared to 55.0% at year-end 1996, while securities available-for-sale and securities held-to-maturity together comprised 41.9% of total earning assets as of June 30, 1997 as compared to 43.0% at year-end 1996. As a result, net interest margin improved 10 basis points comparing the first six months of 1997 and 1996. The table below shows the changes in the earning asset mix as of the dates indicated:


                                                (Dollars in thousands)
                                           As of 06/30/97      As of 12/31/96
                                          ----------------    ----------------
Types of earning assets:               Amount   Percent     Amount    Percent
                                     --------  --------    -------   ---------
Federal funds sold................  $   27,000     1.9%     $  28,000    2.0%
Securities available-for-sale.....     324,144    23.0        383,391   27.8
Securities held-to-maturity.......     265,595    18.9        210,129   15.2
Loans (net of deferred fees)......     789,859    56.2        757,913   55.0
                                    ----------   ------    ----------  ------
  Total earning assets............  $1,406,598   100.0%    $1,379,433  100.0%
                                    ----------   ------    ----------  ------
                                    ----------   ------    ----------  ------

SECURITIES

    As of June 30, 1997 securities available-for-sale decreased $59.3 million or 15.5% to $324.1 million from $383.4 million at year-end 1996, and securities held-to-maturity increased $55.5 million or 26.4% to $265.6 million from $210.1 million at year-end 1996. The average yields on taxable securities available-for-sale and held-to-maturity increased from 5.68% and 6.16% to 6.00% and 6.57%, respectively comparing the first six months of 1996 and 1997. The increases helped to widen the net interest margin. The following tables summarize the composition and maturity distribution of the investment portfolio as of the dates indicated:

                                                  (Dollars in thousands)
SECURITIES AVAILABLE-FOR-SALE:                        As of 06/30/97
                               -------------------------------------------------------------
                               Amortized        Gross                Gross
                                  Cost     Unrealized Gains   Unrealized Losses   Fair Value
                               ---------   ----------------   -----------------   ----------
U.S. Treasury securities       $  73,051       $     92            $   350        $   72,793
U.S. government agencies         202,386            139              1,054           201,471
Mortgage-backed securities        20,070            -0-                218            19,852
Assets-backed securities           4,643              6                -0-             4,649
Federal Home Loan Bank stock       5,480            -0-                -0-             5,480
Other securities                  19,899            -0-                -0-            19,899
                               ---------       ---------            -------       ----------
    Total                      $ 325,529       $    237             $1,622        $  324,144
                               ---------       ---------            -------       ----------
                               ---------       ---------            -------       ----------
                                                      As of 12/31/96
                               -------------------------------------------------------------
                               Amortized        Gross                Gross
                                  Cost     Unrealized Gains   Unrealized Losses   Fair Value
                               ---------   ----------------   -----------------   ----------
U.S. Treasury securities       $ 122,116       $    197            $   544        $  121,769
U.S. government agencies         229,695            128              1,446           228,377
State and municipal securities        50            -0-                -0-                50
Mortgage-backed securities        23,053              7                178            22,882
Assets-backed securities           4,999            -0-                  1             4,998
Federal Home Loan Bank stock       5,315            -0-                -0-             5,315
                               ---------       ---------            --------      ----------
    Total                      $ 385,228       $    332             $2,169        $  383,391
                               ---------       ---------            --------      ----------
                               ---------       ---------            --------      ----------
                                                  (Dollars in thousands)
SECURITIES HELD-TO-MATURITY:                           As of 06/30/97
                               -------------------------------------------------------------
                               Carrying         Gross               Gross          Estimated
                                 Value     Unrealized Gains   Unrealized Losses   Fair Value
                               ---------   ----------------   -----------------   ----------
U.S. Treasury securities       $  26,067       $     80             $    7        $   26,140
U.S. government agencies          59,387            -0-                 67            59,320
State and municipal securities    40,229          1,553                 11            41,771
Mortgage-backed securities       118,736            352                409           118,679
Assets-backed securities           2,268            -0-                  4             2,264
Corporate bonds                    8,908             72                -0-             8,980
Other securities                  10,000            -0-                  2             9,998
                               ---------       ---------            --------      ----------
    Total                      $ 265,595       $  2,057             $  500        $  267,152
                               ---------       ---------            --------      ----------
                               ---------       ---------            --------      ----------
                                                       As of 12/31/96
                               -------------------------------------------------------------
                               Carrying         Gross               Gross          Estimated
                                 Value     Unrealized Gains   Unrealized Losses   Fair Value
                               ---------   ----------------   -----------------   ----------
U.S. Treasury securities       $  26,081       $     91             $    9        $   26,163
U.S. government agencies          66,900            -0-                106            66,794
State and municipal securities    40,393          1,513                 31            41,875
Mortgage-backed securities        63,109            504                103            63,510
Assets-backed securities           3,545            -0-                  1             3,544
Other securities                  10,101             15                -0-            10,116
                               ---------       ----------           --------      ----------
    Total                      $ 210,129       $  2,123             $  250        $  212,002
                               ---------       ----------           --------      ----------
                               ---------       ----------           --------      ----------



SECURITIES PORTFOLIO MATURITY DISTRIBUTION:      (Dollars in thousands)
                                                   As of June 30, 1997
                                                    Maturity Schedule
                               -------------------------------------------------------------------
                                               After 1 But    After 5 But
SECURITIES AVAILABLE-FOR-SALE:  Within 1 Yr   Within 5 Yrs   Within 10Yrs   Over 10Yrs     Total
                               -------------  ------------   ------------  ------------  ---------
U.S. Treasury securities         $  43,057      $  29,736     $       -0-   $       -0-  $  72,793
U.S. government agencies             5,000        174,478          21,993           -0-    201,471
Mortgage-backed securities*            -0-            -0-           2,757        17,095     19,852
Assets-backed securities*              -0-          4,649             -0-           -0-      4,649
Federal Home Loan Bank stock         5,480            -0-             -0-           -0-      5,480
Other securities                    19,899            -0-             -0-           -0-     19,899
                               -------------  ------------   ------------  ------------  ---------
    Total                        $  73,436      $ 208,863     $   24,750    $    17,095  $ 324,144
                               -------------  ------------   ------------  ------------  ---------
                               -------------  ------------   ------------  ------------  ---------

SECURITIES HELD-TO-MATURITY:

U.S. Treasury securities         $     -0-     $  26,067      $     -0-     $       -0-  $  26,067
U.S. government agencies               -0-        39,387         20,000             -0-     59,387
State and municipal securities         230        10,043         15,355          14,601     40,229
Mortgage-backed securities*            -0-        22,050         11,406          85,280    118,736
Assets-backed securities*              -0-           -0-            -0-           2,268      2,268
Corporate bonds                        -0-         8,908            -0-             -0-      8,908
Other securities                    10,000           -0-            -0-             -0-     10,000
                               -------------  ------------   ------------  ------------  ---------
    Total                        $  10,230      $106,455      $  46,761     $   102,149  $ 265,595
                               -------------  ------------   ------------  ------------  ---------
                               -------------  ------------   ------------  ------------  ---------

* The mortgage-backed securities and asset-backed securities reflect stated maturities and not anticipated prepayments.

LOANS

    The Bank experienced faster loan growth in the first quarter of 1997 than the second. Total gross loans increased $32.0 million or 4.2% to $793.6 million as of June 30, 1997, from $761.6 million at year-end 1996. The majority of the increase came from a $17.7 million growth in real estate mortgage loans, of which, commercial real estate loans accounted for $14.2 million, residential real estate loans accounted for $2.1 million and equity line accounted for $1.4 million. Construction loans advanced $4.7 million and the balance of $5.0 million investments in the banker's acceptances were included in the other loan category. Commercial loans showed an increase of $3.2 million as of June 30, 1997, reversing the previously decreasing trend.

    The following table sets forth the classification of loans by type and mix as of the dates indicated:

                                         (Dollars in thousands)
                                As of 06/30/97           As of 12/31/96
                              -----------------        -----------------
Types of loans:                Amount   Percent         Amount   Percent
                              --------  -------        --------  -------
Commercial loans              $287,087    37.0%        $283,894    38.1%
Real estate mortgage loans     437,905    56.5          420,315    56.5
Real estate construction loans  38,248     4.9           33,510     4.5
Installment loans               25,108     3.2           23,551     3.1
Other loans                      5,282     0.7              385     0.1
                              --------  -------        --------  -------
  Total loans - Gross          793,630                  761,655
Allowance for loan losses      (14,026)   (1.8)         (13,529)   (1.8)
Unamortized deferred loan fees  (3,771)   (0.5)          (3,742)   (0.5)
                              --------  -------        --------  -------
  Total loans - Net           $775,833   100.0%        $744,384   100.0%
                              --------  -------        --------  -------
                              --------  -------        --------  -------

RISK ELEMENTS OF THE LOAN PORTFOLIO

NON-PERFORMING ASSETS

    Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, and OREO. Non-performing assets totaled $28.9 million as of June 30, 1997 as compared to $30.2 million at year-end 1996. The decrease of $1.3 million in non-performing assets was primarily from a $8.5 million reduction in OREO offset by increases of $4.3 million and $2.9 million in non-accrual loans and loans past due 90 days or more and still accruing interest, respectively. The non-accrual coverage ratio, which is the allowance for loan losses to non-performing loans, was 75.57% at June 30, 1997 as compared to 119.15% at year-end 1996. The decrease in the non-accrual coverage ratio was largely due to an increase of $7.2 million in non-performing loans, $4.3 million of which was attributable to non-accrual loans. The increase in non-accrual loans was substantially due to two commercial loans totaling $4.7 million, both of which were secured by the first trust deeds on the respective commercial properties. The following table presents the breakdown of non-performing assets by categories as of the dates indicated:

                                                 (Dollars in thousands)
                                        As of      As of      As of      As of
Non-Performing Assets:                06/30/97   03/31/97   12/31/96   09/30/96
                                      --------   --------   --------   --------
Loans past due 90 days or more and
 still accruing interest               $ 4,943    $    56    $ 2,050    $ 2,272
Non-accrual loans                       13,618     10,120      9,305     12,928
                                      --------   --------   --------   --------
  Total past due loans                  18,561     10,176     11,355     15,200
Real estate acquired in foreclosure     10,390     14,202     18,854     15,570
                                      --------   --------   --------   --------
  Total non-performing assets          $28,951    $24,378    $30,209    $30,770
                                      --------   --------   --------   --------
                                      --------   --------   --------   --------
Accruing troubled debt restructurings 3,673 3,195 3,201 2,737 Non-performing assets as a percentage
 of period-end total loans plus OREO     3.60%      3.01%      3.87%      5.12%

    The balance of $13.6 million in non-accrual loans as of June 30, 1997 consisted mainly of $9.3 million in commercial loans and $3.7 million in commercial real estate loans. The following tables present the type of properties securing the loans and the type of businesses the borrowers engaged in under commercial real estate and commercial non-accrual loan categories as of the dates indicated:

                                          (Dollars in thousands)
                                     06/30/97                  12/31/96
                             ------------------------  -------------------------
                                          Non-accrual Loan Balance
                             ---------------------------------------------------
                              Commercial                 Commercial
Type of property:            Real Estate   Commercial   Real Estate   Commercial
                             -----------   ----------   -----------   ----------

Single/multi-family residence  $    848    $     774     $      583    $  1,707
Commercial                        1,121        7,820            226       3,302
Motel                             1,350          489          1,350         511
Marina                              -0-          -0-            769         -0-
Others                              365          150            -0-         399
Unsecured                           -0-          101            -0-          84
                             -----------   ----------   -----------   ----------
                               $  3,684    $   9,334     $    2,928    $  6,003
                             -----------   ----------   -----------   ----------
                             -----------   ----------   -----------   ----------
Type of business:

Real estate development        $    -0-    $    501      $      995    $    562
Wholesale                           -0-       1,622             -0-         780
Restaurant                          -0-         -0-             -0-         -0-
Import                              -0-          18             -0-         305
Motel                             1,899         489           1,933         511
Others                            1,785       6,704             -0-       3,845
                             -----------   ----------   -----------   ----------
                               $  3,684    $  9,334      $    2,928    $  6,003
                             -----------   ----------   -----------   ----------
                             -----------   ----------   -----------   ----------

    The previous tables show a $1.4 million balance in non-accrual motel loan as of June 30, 1997, which represents one credit secured by the first trust deed on the respective motel located in Southern California. The $1.1 million non-accrual loans under commercial real estate included three credits secured by the first trust deeds of the respective commercial properties. Under the non-accrual commercial loan category as of June 30, 1997, the $7.8 million balance consisted of 12 credits including the two credits totaling $4.7 million mentioned previously plus 10 others with a majority of the loan amounts less than $300,000. The collateral on these credits include primarily first trust deeds and secondarily second and third trust deeds on commercial buildings and warehouses.

    Troubled debt restructurings totaled $3.7 million as of June 30, 1997, as compared to $3.2 million at year-end 1996. All of the restructured loans were current under their revised terms with the exception of one credit in the amount of $473,000 which was 10 days past due as of June 30, 1997.

    There were no loan concentrations to multiple borrowers in similar activities, which exceeded 10% of total loans as of June 30, 1997.

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses amounted to $14.0 million or 1.77% of total loans as of June 30, 1997, as compared to $13.5 million or 1.78% of total loans at year-end 1996. The following table presents information relating to the allowance for loan losses for the periods indicated:

                                               (Dollars in thousands)
                                           YTD       YTD       YTD      YTD
Allowance for loan losses:              06/30/97  03/31/97  12/31/96  09/30/96
                                        --------  --------  --------  --------
Balance at beginning of period           $13,529   $13,529   $12,742   $12,742
Allowance from acquisition                   -0-       -0-     1,644       -0-
Provision for loan losses                  1,800       900     3,600     2,700
Loans charged-off                         (1,346)      (39)   (5,388)   (3,867)
Recoveries of charged-off loans               43        24       931       620
                                        --------  --------  --------  --------
  Balance at end of period               $14,026   $14,414   $13,529   $12,195
                                        --------  --------  --------  --------
                                        --------  --------  --------  --------

Average loans outstanding during the
 period                                 $770,763  $754,240  $579,634  $555,382
Ratio of net charge-offs to average
 loans outstanding during the period
 (annualized)                               0.34%     0.01%     0.77%     0.78%
Provision for loan losses to average
 loans outstanding during the period
 (annualized)                               0.47%     0.48%     0.62%     0.65%
Allowance to non-performing loans at
 period-end                                75.57%   141.65%   119.15%    80.23%
Allowance to total loans at period-end      1.77%     1.81%     1.78%     2.08%

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

                                             (Dollars in thousands)
                                               As of June 30, 1997
                                            -----------------------
Impaired loans:                              Recorded    Impairment
    Loans with impairment allowance:        Investment    Allowance
                                            ----------   ----------
    Commercial                                $10,830      $ 1,713
    Commercial real estate                     14,683        2,296
    Other                                          93           57
                                            ----------   ----------
      Total loans with impairment allowance   $25,606      $ 4,066
                                            ----------   ----------
                                            ----------   ----------

    Based on the above analysis, management believes the allowance level as of June 30, 1997 to be adequate to absorb the estimated known and inherent risks identified through its analysis.

OTHER REAL ESTATE OWNED

    The Company's OREO properties, net of a valuation allowance of $1.3 million, were carried at $10.4 million as of June 30, 1997. This compares with OREO, net of a valuation allowance of $1.6 million, carried at $18.8 million at year-end 1996. During the first six months of 1997, nine properties totaling $10.5 million were disposed of with a net loss of $49,000. The Bank made three loans totaling $6.6 million to facilitate sales of three OREO properties in the
first six months of 1997 at market terms.   As of June 30, 1997, the Bank's OREO
properties include different types of residential properties, commercial buildings, warehouses and land. All properties are located in Southern California.

    The Bank maintains a valuation allowance for the OREO properties in order to record estimated fair value of these properties. Periodic evaluation is performed on each property and corresponding adjustment is made to the valuation allowance. Any decline in value is recognized as non-interest expense in the current period. During the first six months of 1997, management provided approximately $275,000 to the provision for OREO losses based on new listing prices or new appraisals received.

DEPOSITS

    Total deposits increased $26.9 million or 2.0% to $1,391.7 million as of June 30, 1997, as compared to $1,364.7 million at year-end 1996. Time deposits over $100,000 ("Jumbo CD's") continued to account for the majority of the increase while core deposits (defined as total deposits excluding brokered deposits and Jumbo CD's) advanced slightly. The ratio of core deposits to total deposits declined barely from 64.22% at year-end 1996 to 63.28% at June 30, 1997.

    Management continues to monitor the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the patrons the Bank is servicing. The Bank's Jumbo CD's are considered generally less volatile since
1) a majority of the Bank's Jumbo CD's have been fairly consistent based on statistics which support that a considerable portion of the Jumbo CD's stayed with the Bank for more than two years; 2) the Jumbo CD portfolio continued to be diversified with 3,188 individual accounts owned by 2,296 individual depositors as of May 30, 1997. The balance of the accounts averaged approximately $155,000; and 3) this phenomenon of having relatively higher percentage of Jumbo CD's exists in most of the Asian American banks in the Company's market which is dictated by the fact that the customers in this market tend to have a higher savings rate. However, management has constantly made efforts to discourage the continued growth in Jumbo CD's, such as to diversify the customer base by branch expansion and acquisition, to offer non-competitive interest rates paid on Jumbo CD's and to develop new transaction-based products to attract depositors. There were no brokered deposits as of June 30, 1997. The following table illustrates the deposit mix on the dates indicated:

                                               (Dollars in thousands)
                                     As of 06/30/97            As of 12/31/96
                                  ---------------------    ---------------------
Types of deposits:                  Amount      Percent      Amount      Percent
                                  ----------    -------    ----------    -------
Demand                            $  148,518     10.7%     $  135,345      9.9%
NOW accounts                         116,000      8.3         118,498      8.7
Money market accounts                 94,849      6.8          95,158      7.0
Savings deposits                     220,896     15.9         224,443     16.4
Time deposits under $100,000         300,320     21.6         302,981     22.2
Time deposits of $100,000 or more    511,091     36.7         488,315     35.8
                                  ----------    -------    ----------    -------
  Total deposits                  $1,391,674    100.0%     $1,364,740    100.0%
                                  ----------    -------    ----------    -------
                                  ----------    -------    ----------    -------

CAPITAL RESOURCES

    Stockholders' equity amounted to $126.1 million or 8.23% of total assets as of June 30, 1997, as compared to $118.4 million or 7.87% of total assets at year-end 1996. The $7.7 million increase in stockholders' equity was primarily attributable to year-to-date net income of $9.4 million, $709,000 from issuance of additional common shares through Dividend Reinvestment Plan and a decrease of $256,000 in the unrealized holding losses on securities available-for-sale, net of tax, offset by dividends paid in the amount of $2.7 million.

    The Company declared a cash dividend of $0.15 per share in January, April and July, 1997, on 8,878,144, 8,895,878 and 8,914,260 shares outstanding, respectively. Total cash dividends paid in 1997, including the $1.3 million paid in July 1997, amounted to $4.0 million.

    Management is committed to retain the Company's capital at a level sufficient to support future growth, to protect depositors, to absorb any unanticipated losses and to comply with various regulatory requirements.

    As presented in the following tables, the Company and the Bank's capital and leverage ratios well exceeded the regulatory minimum requirements as of June 30, 1997. The capital ratios of the Bank place it in the "well capitalized" category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0% and Tier 1 leverage capital ratio equal to or greater than 5.0%.

                                                        (Dollars in thousands)
                                                  Company                   Bank
                                              As of 06/30/1997         As of 06/30/1997
                                           ---------------------    ---------------------
                                            Balance      Percent     Balance      Percent
                                           ----------    -------    ----------    -------
Tier 1 capital (to risk-weighted assets)  $  117,155*     12.25%    $  114,306*    11.95%
Tier 1 capital minimum requirement            38,270       4.00         38,270      4.00
                                          ----------     -------    ----------    -------
  Excess                                  $   78,885       8.25%    $   76,036      7.95%
                                          ----------     -------    ----------    -------
                                          ----------     -------    ----------    -------

Total capital (to risk-weighted assets)   $  129,140*     13.50%    $  126,291*    13.20%
Total capital minimum requirement             76,540       8.00         76,540      8.00
                                          ----------     -------    ----------    -------
  Excess                                  $   52,600       5.50%    $   49,751      5.20%
                                          ----------     -------    ----------    -------
                                          ----------     -------    ----------    -------

Risk-weighted assets                      $  956,755                 $ 956,750

Tier 1 capital (to average assets)
    - Leverage ratio                      $  117,155*      7.75%    $  114,306*     7.56%
Minimum leverage requirement                  60,469       4.00         60,469      4.00
                                          ----------     -------    ----------    -------
  Excess                                  $   56,686       3.75%    $   53,837      3.56%
                                          ----------     -------    ----------    -------
                                          ----------     -------    ----------    -------

Total average assets                      $1,511,726                $1,511,721

* Excluding the unrealized holding losses on securities available-for-sale of $803,000, and goodwill of $9,791,000.

LIQUIDITY AND INTEREST RATE SENSITIVITY

    Liquidity is the Company's ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs. The Company derives liquidity primarily from various types of deposits. In addition, liquidity can be obtained from assets as well, which include cash and cash equivalents, time deposits with other depository institutions, Federal funds sold and repurchases, unpledged securities available-for-sale, and unpledged securities held-to-maturity. The Company's liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) stood at 47.12% as of June 30, 1997, which was slightly higher than 47.09% at year-end 1996.

    To further enhance its liquidity, the Bank maintains a total credit line of $45 million for Federal funds with three correspondent banks, and a total retail certificate of deposit (CD) line of approximately $210 million with three brokerage firms. Moreover, the Bank is a shareholder of Federal Home Loan Bank (FHLB) since January 1993, which enables the Bank to have access to lower cost FHLB financing when and if necessary. Management believes all the above-mentioned sources will provide adequate liquidity to the Company to meet its daily operating needs.

    Interest sensitivity risk management minimizes the risk to net interest income resulting from the changes in market interest rates. The Bank's Investment Committee monitors interest sensitivity risk on an on-going basis by using, among other things, simulation model, gap analysis and certain key ratios. Gap analysis is a measure to identify the differences between rate sensitive assets and rate sensitive liabilities over certain periods of time. A positive gap exists when rate sensitive assets exceed rate sensitive liabilities and a negative gap exists when rate sensitive liabilities exceed rate sensitive assets. Generally, a positive gap would enhance net interest margin during periods of increasing interest rates and vice versa, and a negative gap would impair net interest margin during periods of increasing interest rates and vice versa. As of June 30, 1997, the Company's rate sensitive liabilities exceeded rate sensitive assets by roughly $190.6 million with a cumulative gap ratio of a negative 12.44% within a 1-year period.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of stockholders was held on April 21, 1997.

  At the 1997 Annual Meeting, the following directors (Class I) were elected to serve until 2000:

    Michael M.Y. Chang
    Patrick S.D. Lee
    Anthony M. Tang
    Thomas G. Tartaglia

  The number of votes cast for or withheld, with respect to the election of each Class I Director was as follows:

                                For       Withheld
                             ---------    --------
    Michael M.Y. Chang       5,686,954     55,657
    Patrick S.D. Lee         5,686,940     55,670
    Anthony M. Tang          5,687,580     55,031
    Thomas G. Tartaglia      5,687,580     55,031

    Other directors whose terms of office continued after the meeting:

    Term Ending in 1998 (Class II)     Term Ending in 1999 (Class III)
    ------------------------------     -------------------------------
    Ralph Roy Buon-Cristiani            George T.M. Ching
    Kelly L. Chan                       Wing K. Fat
    Dunson K. Cheng                     Wilbur K. Woo
    Chi-Hung Joseph Poon

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


                                             Cathay Bancorp, Inc.
                                             --------------------------
                                             (Registrant)






Date:  August 13, 1997                       DUNSON K. CHENG
      -----------------                      --------------------------
                                             Dunson K. Cheng
                                             Chairman and President






Date:  August 13, 1997                       ANTHONY M. TANG
      -----------------                      --------------------------
                                             Anthony M. Tang
                                             Chief Financial Officer