Form 10-Q
period 1997-09-30
CATHAY BANCORP INC
filed 1997-11-13
CIK 861842

                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                        FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1997
                               -------------------------------------------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________________________________


Commission file number                           0-18630
                         -------------------------------------------------------


                         CATHAY BANCORP, INC.
--------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


        Delaware                                   95-4274680
--------------------------------------------------------------------------------
  (State of other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)


777 North Broadway, Los Angeles, California                 90012
-------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (213) 625-4700
                                                   -----------------------------

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
                                                  Yes  X    No
                                                     -----      ----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock, $.01 par value, 8,929,508 shares outstanding as of

September 30, 1997.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION...........................................    3

     Item 1. Financial Statements........................................  4-6

            Notes to Condensed Consolidated Financial Statements.........  7-8

     Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............. 9-19


PART II - OTHER INFORMATION.............................................    20

     Item 1. Legal Proceedings..........................................    20
     Item 2. Changes in Securities......................................    20
     Item 3. Defaults upon Senior Securities............................    20
     Item 4. Submission of Matters to a Vote of Security Holders........    20
     Item 5. Other Information..........................................    20
     Item 6. Exhibits and Reports on Form 8-K...........................    20

SIGNATURES..............................................................    21

                       PART I - FINANCIAL INFORMATION


                        ITEM 1. FINANCIAL STATEMENTS

                        CATHAY BANCORP, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                   AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                  (IN THOUSANDS)

                                                     Sept. 30, 1997 Dec. 31, 1996
                                                       (unaudited)   (unaudited)
                                                     -------------- -------------
 ASSETS
 Cash and due from banks                                $  68,819    $  47,194
 Federal funds sold and securities purchased under
   agreement to resell                                     26,000       28,000
                                                         --------    ---------
  Cash and cash equivalents                                94,819       75,194
 Securities available-for-sale (with amortized costs of
  $260,173 in 1997 and $385,228 in 1996)                  260,925      383,391
 Securities held-to-maturity (with estimated fair
  values of $332,981 in 1997 and $212,002 in 1996)        328,478      210,129
 Loans (net of allowance for loan losses of
  $14,969 in 1997 and $13,529 in 1996)                    809,915      744,384
 Other real estate owned, net                              10,063       18,854
 Investments in real estate, net                            1,735        3,987
 Premises and equipment, net                               25,328       25,771
 Customers' liability on acceptance                         9,726        6,653
 Accrued interest receivable                                9,809       15,008
 Goodwill                                                   9,696        9,897
 Other assets                                              10,302       11,061
                                                       ----------   ----------
  Total assets                                         $1,570,796   $1,504,329
                                                       ----------   ----------
                                                       ----------   ----------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits
  Non-interest bearing demand deposits                 $  160,854   $  135,345
  Interest bearing accounts
   NOW accounts                                           112,940      118,498
   Money market deposits                                   98,207       95,158
   Savings deposits                                       211,744      224,443
   Time deposits under $100,000                           308,209      302,981
   Time deposits of $100,000 or more                      527,781      488,315
                                                       ----------    ---------
  Total deposits                                        1,419,735    1,364,740
                                                       ----------    ---------
 Securities sold under agreements to repurchase             3,101       10,000
 Acceptances outstanding                                    9,726        6,653
 Other liabilities                                          6,429        4,490
                                                       ----------    ---------
  Total liabilities                                     1,438,991    1,385,883
                                                       ----------    ---------
 Commitments and contingencies
 Stockholders' equity
  Preferred stock, $.01 par value; 10,000,000
   shares authorized, none issued                              --         --
  Common stock, $.01 par value; 25,000,000 shares
   authorized, 8,929,508 and 8,878,144 shares issued and
   outstanding in 1997 and 1996, respectively                  89           89
  Additional paid-in-capital                               60,885       59,812
  Unrealized holding gains (losses) on securities
   available-for-sale, net of tax                             435       (1,059)
  Retained earnings                                        70,396       59,604
                                                       ----------   ----------
  Total stockholders' equity                              131,805      118,446
                                                       ----------   ----------
  Total liabilities and stockholders' equity           $1,570,796   $1,504,329
                                                       ----------   ----------
                                                       ----------   ----------

 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          CATHAY BANCORP, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         3rd Qtr        3rd Qtr           YTD          YTD
                                                        Sept. 1997     Sept. 1996     Sept. 1997    Sept. 1996
                                                        ----------     ----------     ----------    ----------
 INTEREST INCOME
  Interest and fees on loans                            $  18,795      $  13,613      $  54,689     $  40,295
  Interest on securities available-for-sale                 4,407          4,253         14,515        12,269
  Interest on securities held-to-maturity                   4,352          3,103         11,857         8,192
  Interest on Federal funds sold and securities purchased
   under agreement to resell                                  889            393          1,698         1,233
  Interest on deposit with banks                                2              -              2           -
                                                        ---------      ---------      ---------     ---------
  Total interest income                                    28,445         21,362         82,761        61,989
                                                        ---------      ---------      ---------     ---------
 INTEREST EXPENSE
  Time deposits of $100,000 or more                         6,945          5,658         19,441        16,664
  Other deposits                                            5,983          3,943         17,774        11,501
  Other borrowed funds                                        130             21            193            78
                                                        ---------      ---------      ---------     ---------
  Total interest expense                                   13,058          9,622         37,408        28,243
                                                        ---------      ---------      ---------     ---------

  Net interest income before provision for loan losses     15,387         11,740         45,353        33,746
  Provision for loan losses                                   900            900          2,700         2,700
                                                        ---------      ---------      ---------     ---------
  Net interest income after provision for loan losses      14,487         10,840         42,653        31,046
                                                        ---------      ---------      ---------     ---------

 NON-INTEREST INCOME
  Securities gains                                             31              -             35            22
  Letter of credit commissions                                460            371          1,065           974
  Service charges                                             907            724          2,571         2,193
  Other operating income                                      497            440          1,244         1,013
                                                        ---------      ---------      ---------     ---------
  Total non-interest income                                 1,895          1,535          4,915         4,202
                                                        ---------      ---------      ---------     ---------

 NON-INTEREST EXPENSE
  Salaries and employee benefits                            4,165          3,105         12,145         9,302
  Occupancy expense                                           712            564          2,143         1,692
  Computer and equipment expense                              661            452          1,813         1,475
  Professional services expense                               746            798          2,324         2,348
  FDIC and State assessments                                   97             99            248           282
  Marketing expense                                           295            199          1,111           785
  Other operating expense                                     577            740          2,998         3,658
                                                        ---------      ---------      ---------     ---------
  Total non-interest expense                                7,253          5,957         22,782        19,542
                                                        ---------      ---------      ---------     ---------

  Income before income tax expense                          9,129          6,418         24,786        15,706
 Income tax expense                                         3,733          2,688          9,992         5,992
                                                        ---------      ---------      ---------     ---------
 Net Income                                              $  5,396       $  3,730      $  14,794      $  9,714
                                                        ---------      ---------      ---------     ---------
                                                        ---------      ---------      ---------     ---------
 NET INCOME PER COMMON SHARE, based on the
  weighted average number of shares
  outstanding during the periods:                         $  0.60        $  0.47        $  1.66      $   1.23
 Weighted average number of common shares outstanding   8,925,219      7,946,475      8,908,363     7,911,894

 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                      5

                        CATHAY BANCORP, INC. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)

                                                         (In thousands)
                                                   ----------------------------
                                                       1997           1996
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                         $    14,794    $       9,714
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                            2,700            2,700
    Provision for losses on other real estate owned        410            1,270
    Depreciation                                           994            1,097
    Net gain on disposition of other real estate
      owned                                               (190)            (97)
    Net gain on disposition of investments in real
      estate                                              (222)               -
    Premises and equipment disposal gains                   -                 2
    Net gain on sales and calls of securities              (34)             (22)
    Amortization and accretion of investment
      security premiums, net                               163               573
    Increase in deferred loan fees, net                     20               227
    Decrease in accrued interest receivable              5,199             2,822
    (Increase) decrease in other assets, net              (133)              823
    Increase in other liabilities                        1,939             2,283
--------------------------------------------------------------------------------
        Total adjustments                               10,846            11,678
--------------------------------------------------------------------------------
        Net cash provided by operating activities       25,640            21,392
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale             (163,814)         (84,368)
Proceeds from maturity and call of securities
  available-for-sale                                   204,433            42,465
Purchase of securities held-to-maturity                (13,113)         (13,515)
Proceeds from maturity and call of securities
  held-to-maturity                                      41,187            11,155
Proceeds from sale of securities available-for-sale     92,700              -
Purchase of mortgage-backed securities available-for-
  sale                                                 (12,444)          (8,903)
Proceeds from repayments of mortgage-backed
  securities available-for-sale                          4,664               -
Purchase of mortgage-backed securities held-to-
  maturity                                            (157,401)         (47,597)
Repayments from mortgage-backed securities held-
  to-maturity                                           10,363             1,967
Proceeds from sale of loans                              1,834             2,034
Net change in loans                                    (65,627)         (38,422)
Purchase of premises and equipment                        (551)            (355)
Proceeds from sale of equipment                             -                  7
Proceeds from disposition of other real estate owned     4,113             2,802
Proceeds from disposition of investment in real estate   2,292               -
Decrease in investments in real estate                     182               104
--------------------------------------------------------------------------------
        Net cash used in investing activities          (51,182)        (132,626)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts,
  money market and savings deposits                     10,301            10,371
Net increase in time deposits                           44,694            93,156
Net decrease in securities sold under agreement
  to repurchase                                         (6,899)            (700)
Cash dividends                                          (4,001)          (3,552)
Proceeds from shares issued to Dividend Reinvestment
  Plan                                                   1,072             1,357
--------------------------------------------------------------------------------
        Net cash provided by financing activities       45,167           100,632
--------------------------------------------------------------------------------
Increase in cash and cash equivalents                   19,625          (10,602)
Cash and cash equivalents, beginning of the period      75,194            71,326
--------------------------------------------------------------------------------
Cash and cash equivalents, end of the period         $  94,819         $  60,724
--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
    Cash paid during the period for:
        Interest                                     $  36,805         $  28,310
        Income taxes                                 $   9,746         $   2,720
    Non-cash investing activities:
        Securities held-to-maturity transferred
          to available-to-sale within 90 days of
          maturity                                   $     630         $     305
        Net change in unrealized holding gain/
          loss on securities available-for-sale,
          net of tax                                 $   1,494         $ (2,750)
        Transfers to other real estate owned         $   2,383         $   9,190
        Loans to facilitate the sale of other
          real estate owned                          $   6,841         $   3,524
--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         CATHAY BANCORP, INC. AND SUBSIDIARY

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)


1.   BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.   NEW ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. This Statement supersedes Opinion 15 and AICPA Accounting Interpretations 1-102 of Opinion 15. It also supersedes or amends other accounting pronouncements. The provisions in this Statement are substantially the same as those in International Accounting Standard 33, Earnings per Share, recently issued by the International Accounting Standards Committee. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Upon adoption of SFAS No. 128, the Company anticipates that its basic EPS disclosures will be increased as compared to the primary EPS disclosures presently required by APB Opinion 15. Diluted EPS disclosures are not expected to differ materially from the fully-diluted disclosures presently required by APB Opinion 15.

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

RESULTS OF OPERATIONS

  For the third quarter of 1997, the Company reported net income of $5.4 million or $0.60 per share, as compared to $3.7 million or $0.47 per share for the third quarter of 1996, representing an increase of $1.7 million or 44.7%. Income before income tax expense amounted to $9.1 million for the third quarter of 1997, an increase of $2.7 million or 42.2% over $6.4 million for the same quarter a year ago. The consistent earnings growth in the third quarter of 1997 was due to increases in earning assets, primarily loans and securities. The annualized return on average assets and return on average stockholders' equity were 1.38% and 16.60%, respectively for the third quarter of 1997, as compared to 1.24% and 15.22%, respectively for the same quarter of 1996.

  For the nine months ended September 30, 1997, the Company reported net income of $14.8 million or $1.66 per share, as compared to $9.7 million or $1.23 per share for the same period a year ago. This represents an increase of $5.1 million or 52.3%. Income before income tax expense increased $9.1 million or 57.8% to $24.8 million for the nine months ended September 30, 1997 from $15.7 million a year ago. The annualized return on average assets and return on average stockholders' equity for the first nine months of 1997 were 1.29% and 15.81%, respectively, as compared to 1.13% and 13.39% for the same period in 1996.

NET INTEREST INCOME

  For the first nine months of 1997 and 1996, net interest income before provision for loan losses totaled $45.4 million and $33.7 million, respectively, representing an increase of $11.7 million or 34.4% for 1997. On a taxable equivalent basis, net interest income totaled $46.2 million and $34.6 million for the first nine months of 1997 and 1996, respectively, representing an increase of $11.6 million or 33.6% for 1997. The increase in net interest income was substantially attributable to a $339.9 million growth in average earning assets. The increase in average earning assets was primarily funded by time deposits and, secondarily by other interest-bearing deposits and demand deposits. Although the increase of average loans of $225.4 million or 40.6% contributed to an increase of $14.4 million in interest income, the average yield on loans dropped 32 basis points from 9.69% to 9.37% despite a 14 basis point increase in the Bank's average reference rate. This was primarily due to substantial increases in average real estate mortgage loans from the acquisition of First Public Savings Bank last November, and to a lesser extent, the keen competition in the Company's market area. Average real estate mortgage loans comprised approximately 17.5% of total loans in the first nine months of 1997 as compared to 7.8% in the same period in 1996. The average taxable equivalent yield on securities and Federal funds sold improved 27 basis points and 37 basis points from 6.08% and 5.28% to 6.35% and 5.65%, respectively, while cost of funds remained at approximately the same at 4.01%. As a result, net interest margin, defined as taxable equivalent net interest income to average earning assets, increased 5 basis points from 4.38% in the first nine months of 1996 to 4.43% in 1997.

  For the third quarter of 1997, net interest income before provision for loan losses totaled $15.4 million, as compared to $11.7 million for the same quarter of 1996. This represents an increase of $3.7 million or 31.1%. On a taxable equivalent basis, net interest income increased $3.8 million or 31.3% to $15.7 million for the third quarter of 1997, as compared to $11.9 million for the same quarter of 1996. The increase in the quarterly net interest income was primarily attributable to an increase of $338.7 million in average earning assets with average loans increasing $241.1 million or 43.1%. The increase in average loans added $5.2 million to the interest income. However, the average yield on loans declined 36 basis points from 9.68% to 9.32% between the third quarter of 1996 and 1997 due to the same reasons as explained previously. The taxable equivalent average yield on earning assets increased

11 basis points in the third quarter of 1997 to 8.00% as compared to 7.89% for the same quarter of 1996, primarily resulting from higher yields on securities and Federal funds sold. Nevertheless, cost of funds went up 15 basis points mainly due to higher rates paid on time deposits resulting from the Fed's tightening of 25 basis points in late March of 1997. Consequently, the net interest margin for the third quarter of 1997 remained approximately the same at 4.36% compared to the third quarter of 1996.

NON-INTEREST INCOME

  For the first nine months of 1997, non-interest income totaled $4.9 million, as compared to $4.2 million for the same period a year ago. This represents an increase of $713,000 or 17.0% resulting from higher income in service charges, wire transfer fees, letter of credit commissions and fees related to loans.

  On a quarterly basis, non-interest income totaled $1.9 million and $1.5 million for the third quarter of 1997 and 1996, respectively. The $360,000 or 23.5% increase was attributable to the same reasons as stated in the previous paragraph. The following tables illustrate the components of non-interest income, as well as the amount and percentage changes for the periods indicated:

                                              (Dollars in thousands)
                                       Nine Months Ended              Percent
                                       09/30/97  09/30/96 Increase     Change
                                       --------  -------- --------    --------
Non-interest income:

Securities Gains                        $  35     $  22     $  13        59.1%
Letter of credit commissions            1,065       974        91         9.3
Service charges                         2,571     2,193       378        17.2
Other operating income                  1,244     1,013       231        22.8
                                       ------    ------    ------       ------

  Total non-interest income            $4,915    $4,202    $  713        17.0%
                                       ------    ------    ------

                                       3rd Qtr.   3rd Qtr.             Percent
Non-interest income:                     1997      1996   Increase      Change
                                       -------    ------- --------     --------
Securities Gains                        $  31      $  0     $  31         NMV*
Letter of credit commissions              460       371        89        24.0%
Service charges                           907       724       183        25.3
Other operating income                    497       440        57        13.0
                                       ------    ------    ------

  Total non-interest income            $1,895    $1,535    $  360        23.5%
                                       ------    ------    ------       ------
                                       ------    ------    ------       ------
*No meaningful value


NON-INTEREST EXPENSE

 Non-interest expense amounted to $22.8 million and $19.5 million, respectively for the first nine months of 1997 and 1996. The increase of $3.3 million or 16.6% in 1997 was primarily due to the higher operating cost associated with added personnel and facilities from the acquisition while net other real estate owned ("OREO") expense declined $1.0 million. The efficiency ratio, defined as non-interest expense divided by net interest income before provision for loan losses plus non-interest income, improved from 51.50% for the nine months ended September 30, 1996 to 45.32% for the same period in 1997.

 Quarterly, non-interest expense totaled $7.3 million and $6.0 million for the third quarter of 1997 and 1996, respectively. The higher quarterly non-interest expense was attributable to substantially the same factors discussed in the previous paragraph. The efficiency ratios for the third quarter of 1997 and 1996 were 41.97% and 44.87%, respectively. The following tables present the components of the non-interest expense with the amount and percentage changes for the periods indicated:

                                              (Dollars in thousands)
                                     Nine Months Ended  Increase      Percent
                                     09/30/97  09/30/96 (Decrease)     Change
                                     --------  -------- ---------     --------
Non-interest expense:

Salaries and employee benefits        $12,145  $  9,302  $  2,843        30.6%
Occupancy expense                       2,143     1,692       451        26.7
Computer and equipment expense          1,813     1,475       338        22.9
Professional services expense           2,324     2,348      (24)        (1.0)
FDIC and State assessments                248       282      (34)       (12.1)
Marketing expense                       1,111       785       326        41.5
Net other real estate owned expense       367     1,375   (1,008)       (73.3)
Other operating expense                 2,631     2,283       348        15.2
                                     --------  -------- ---------     --------
   Total non-interest expense         $22,782   $19,542    $3,240        16.6%
                                     --------  -------- ---------
                                     --------  -------- ---------

                                      3rd Qtr. 3rd Qtr.  Increase      Percent
                                       1997      1996   (Decrease)      Change
                                     --------  --------  ---------     --------
Non-interest expense:

Salaries and employee benefits       $  4,165  $  3,105    $1,060        34.1%
Occupancy expense                         712       564       148        26.2
Computer and equipment expense            661       452       209        46.2
Professional services expense             746       798      (52)        (6.5)
FDIC and State assessments                 97        99       (2)        (2.0)
Marketing expense                         295       199        96        48.2
Net other real estate owned expense      (79)        66     (145)      (219.7)
Other operating expense                   656       674      (18)        (2.7)
                                     --------  --------  ---------     --------
  Total non-interest expense         $  7,253  $  5,957    $1,296        21.8%
                                     --------  -------- ---------
                                     --------  -------- ---------

FINANCIAL CONDITION

  During the nine month period from year-end 1996 to September 30, 1997, total assets increased $66.5 million or 4.4% to $1,570.8 million; loans, net of deferred fees, grew by $67.0 million or 8.8% to $824.9 million; investment securities (including available-for-sale and held-to-maturity) decreased $4.1 million or 0.7% to $589.4 million; deposits were up $55.0 million or 4.0% to $1,419.7 million; and stockholders' equity advanced $13.4 million or 11.3% to $131.8 million.

EARNING ASSET MIX

  Total earning assets amounted to $1,440.3 million as of September 30, 1997, as compared to $1,379.4 million at year-end 1996, representing an increase of $60.9 million or 4.4% which was entirely from loans. The gradual shift in the earning asset mix from securities and other investments to loans favorably affected the net interest margin. The table below shows the changes in the earning asset mix as of the dates indicated:

                                           (Dollars in thousands)
                                       As of 09/30/97          As of 12/31/96
                                     -------------------    --------------------
                                      Amount     Percent      Amount    Percent
                                     --------    --------   ----------  --------
Types of earning assets:

Federal funds sold                  $  26,000       1.8%    $  28,000     2.0%
Securities available-for-sale         260,925      18.1       383,391    27.8
Securities held-to-maturity           328,478      22.8       210,129    15.2
Loans (net of deferred fees)          824,884      57.3       757,913    55.0
  Total earning assets             $1,440,287     100.0%   $1,379,433   100.0%
                                   ----------     -----    ----------
                                   ----------     -----    ----------

SECURITIES

  As of September 30, 1997 securities available-for-sale decreased $122.5 million or 31.9% from $383.4 million at year-end 1996 to $260.9 million, while securities held-to-maturity increased $118.3 million or 56.3% from $210.1 million at year-end 1996 to $328.5 million. The average yields on taxable securities available-for-sale and held-to-maturity increased 42 basis points and 13 basis points from 5.69% and 6.18% to 6.11% and 6.31%, respectively comparing the first nine months of 1996 and 1997 as a result of a portfolio restructure in the third quarter of 1997. The following tables summarize the composition and maturity distribution of the investment portfolio as of the dates indicated:

                                            (Dollars in thousands)
SECURITIES AVAILABLE-FOR-SALE:                   As of 09/30/97
------------------------------       ------------------------------------------
                                                  Gross      Gross
                                     Amortized  Unrealized Unrealized
                                        Cost      Gains     Losses    Fair Value
                                     ---------  ---------- ---------- ----------
U.S. Treasury securities             $  39,031     $  33     $  84   $  38,980
U.S. government agencies               117,438       131        43     117,526
Mortgage-backed securities              30,820       680        13      31,487
Assets-backed securities                13,415        31         0      13,446
Federal Home Loan Bank stock             5,653         0         0       5,653
Commercial paper                        53,816        23         6      53,833
                                      --------    ------    ------    --------
  Total                               $260,173    $  898    $  146    $260,925
                                      --------    ------    ------    --------
                                      --------    ------    ------    --------

                                                 As of 12/31/96
                                     -------------------------------------------
                                                  Gross      Gross
                                     Amortized  Unrealized Unrealized
                                        Cost      Gains     Losses    Fair Value
                                     ---------  ---------- ---------- ----------
U.S. Treasury securities              $122,116    $  197    $  544    $121,769
U.S. government agencies               229,695       128     1,446     228,377
State and municipal securities              50         0         0          50
Mortgage-backed securities              23,053         7       178      22,882
Assets-backed securities                 4,999         0         1       4,998
Federal Home Loan Bank stock             5,315         0         0       5,315
                                     ---------  ---------- ---------- ----------
  Total                               $385,228    $  332    $2,169    $383,391
                                     ---------  ---------- ---------- ----------
                                     ---------  ---------- ---------- ----------


                                                 (Dollars in thousands)
SECURITIES HELD-TO-MATURITY:                         As of 09/30/97
                                     ------------------------------------------
                                                 Gross       Gross
                                      Carrying Unrealized Unrealized  Estimated
                                       Value     Gains      Losses   Fair Value
                                     --------- ---------- ---------- ----------
U.S. Treasury securities             $  26,061    $  334   $     0   $  26,395
U.S. government agencies                39,381       342         0      39,723
State and municipal securities          42,347     1,786         2      44,131
Mortgage-backed securities             210,192     1,879        66     212,005
Assets-backed securities                 1,584         0         2       1,582
Other securities                         8,913       232         0       9,145
                                     --------- ---------- ---------- ----------
  Total                              $ 328,478    $4,573     $  70    $332,981
                                     --------- ---------- ---------- ----------
                                     --------- ---------- ---------- ----------

                                                    As of 12/31/96
                                     ------------------------------------------
                                                 Gross       Gross
                                      Carrying Unrealized Unrealized  Estimated
                                       Value     Gains      Losses   Fair Value
                                     --------- ---------- ---------- ----------
U.S. Treasury securities             $  26,081     $  91      $  9   $  26,163
U.S. government agencies                66,900         0       106      66,794
State and municipal securities          40,393     1,513        31      41,875
Mortgage-backed securities              63,109       504       103      63,510
Assets-backed securities                 3,545         0         1       3,544
Other securities                        10,101        15         0      10,116
                                     --------- ---------- ---------- ----------
  Total                               $210,129    $2,123    $  250    $212,002
                                     --------- ---------- ---------- ----------
                                     --------- ---------- ---------- ----------

SECURITIES PORTFOLIO MATURITY DISTRIBUTION:       (Dollars in thousands)
                                                  As of September 30, 1997
                                                     Maturity Schedule
                                ---------------------------------------------
                                        After 1    After 5
                                         But        But
SECURITIES AVAILABLE-FOR-SALE: Within   Within     Within    Over
                                1 Yr     5 Yrs     10 Yrs   10 Yrs     Total
                               ------   ------     ------   -------  ---------
U.S. Treasury securities     $  35,969  $  3,011   $     0 $       0  $  38,980
U.S. government agencies        20,081    97,445         0         0    117,526
Mortgage-backed securities*          0     8,410     3,549    19,528     31,487
Assets-backed securities*            0     3,600     9,846         0     13,446
Federal Home Loan Bank stock     5,653         0         0         0      5,653
Commercial paper                53,833         0         0         0     53,833
                             ---------  --------   ------- ---------  ---------
  Total                       $115,536  $112,466  $ 13,395 $  19,528   $260,925
                             ---------  --------   ------- ---------  ---------
                             ---------  --------   ------- ---------  ---------

SECURITIES HELD-TO-MATURITY:

U.S. Treasury securities      $      0 $  26,061  $      0 $      0    $ 26,061
U.S. government agencies             0    39,381         0        0      39,381
State and municipal securities     364     9,637    16,908   15,438      42,347
Mortgage-backed securities*          0    20,646    24,890  164,656     210,192
Assets-backed securities*            0         0         0    1,584       1,584
Corporate bonds                      0     8,913         0        0       8,913
                             ---------  --------   ------- ---------  ---------
  Total                       $    364  $104,638 $  41,798 $181,678    $328,478
                             ---------  --------   ------- ---------  ---------
                             ---------  --------   ------- ---------  ---------

* The mortgage-backed securities and asset-backed securities reflect stated maturities and not anticipated prepayments.

LOANS

  The Bank experienced a good loan growth in the first nine months of 1997, particularly in the first and third quarters. Total gross loans increased $67.0 million or 8.8% to $828.6 million as of September 30, 1997, from $761.6 million at year-end 1996. All loan categories showed increases with the majority in commercial loans and real estate mortgage loans. Commercial loans grew by $36.0 million or 12.7%, followed by commercial real estate loans, residential real estate loans and equity lines which added $14.6 million, $7.9 million and $3.6 million, respectively, bringing to a total increase of $26.1 million in the real estate mortgage loans. Installment loans advanced $2.8 million.

  The following table sets forth the classification of loans by type and mix as of the dates indicated:

                                                (Dollars in thousands)
                                     As of 09/30/97         As of 12/31/96
                                     ----------------      ----------------
Types of loans:                       Amount  Percent       Amount  Percent
                                     -------- -------      -------- -------

Commercial loans                     $319,869  39.5%       $283,894   38.1%
Real estate mortgage loans            446,463   55.1        420,315    56.5
Real estate construction loans         35,157    4.3         33,510     4.5
Installment loans                      26,386    3.3         23,551     3.1
Other loans                               772    0.1            385     0.1
                                     -------- -------      --------  -------
  Total loans - Gross                 828,647               761,655
Allowance for loan losses             (14,969)  (1.8)       (13,529)   (1.8)
Unamortized deferred loan fees         (3,763)  (0.5)        (3,742)   (0.5)
                                     -------- -------      --------  -------
  Total loans - Net                  $809,915  100.0%      $744,384   100.0%
                                     -------- -------      --------  -------
                                     -------- -------      --------  -------

RISK ELEMENTS OF THE LOAN PORTFOLIO

NON-PERFORMING ASSETS

  Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, and OREO. Non-performing assets totaled $30.4 million as of September 30, 1997 as compared to $30.2 million at year-end 1996. The slight increase in non-performing assets was primarily due to increases of $7.5 million in non-accrual loans and $1.5 million in loans past due 90 days or more and still accruing interest, offset by a reduction of $8.8 million in OREO. The non-accrual coverage ratio, which is the allowance for loan losses to non-performing loans, was 73.53% at September 30, 1997 as compared to 119.15% at year-end 1996. The decrease in the non-accrual coverage ratio was primarily attributable to an increase of $9.0 million in non-performing loans which include non-accrual loans and loans past due 90 days or more and still accruing interest combined with a $1.4 million increase in the allowance for loan losses. Although the coverage ratio declined considerably, management does not expect substantial losses from the non-performing loans since most of these loans are well collateralized. The increase in non-accrual loans was significantly due to two commercial loans totaling $4.9 million, both of which were secured by the first trust deeds on the respective commercial properties. However, non-performing assets decreased as a percentage of total loans plus OREO from 3.87% at year-end 1996 to 3.63% at September 30, 1997. The following table presents the breakdown of non-performing assets by categories as of the dates indicated:

                                              (Dollars in thousands)
                                         As of     As of      As of    As of
Non-Performing Assets:                  09/30/97  06/30/97   03/31/97 12/31/96
                                        --------  --------   -------- --------
Loans past due 90 days or more and
  still accruing interest               $  3,516  $  4,943     $  56  $  2,050
Non-accrual loans                         16,841    13,618    10,120     9,305
                                        --------  --------   -------- --------
  Total past due loans                    20,357    18,561    10,176    11,355
Real estate acquired in foreclosure       10,063    10,390    14,202    18,854
                                        --------  --------   -------- --------
  Total non-performing assets            $30,420   $28,951   $24,378   $30,209
                                        --------  --------   -------- --------
                                        --------  --------   -------- --------
Accruing troubled debt restructurings 2,911 3,673 3,195 3,201 Non-performing assets as a percentage of
  period-end total loans plus OREO         3.63%     3.60%     3.01%     3.87%

  The balance of $16.8 million in non-accrual loans as of September 30, 1997 consisted mainly of $10.6 million in commercial loans and $5.6 million in commercial real estate loans. The following tables present the type of properties securing the loans and the type of businesses the borrowers engaged in under commercial real estate and commercial non-accrual loan categories as of the dates indicated:
                                               (Dollars in thousands)
                                          09/30/97             12/31/96
                                   --------------------- -----------------------
                                           Non-accrual Loan Balance
                                   ---------------------------------------------
                                   Commercial             Commercial
Type of property:                  Real Estate Commercial Real Estate Commercial
                                   ----------- ---------- ----------- ----------

Single/multi-family residence       $    821   $   618   $   583      $  1,707
Commercial                             3,092     9,184       226         3,302
Motel                                  1,350       489     1,350           511
Marina                                     0         0       769             0
Others                                   364       132         0           399
Unsecured                                  0       151         0            84
                                    --------   -------  --------      --------
                                    $  5,627   $10,574   $ 2,928      $  6,003
                                    --------   -------  --------      --------
                                    --------   -------  --------      --------

                                              (Dollars in thousands)
                                             09/30/97              12/31/96
                                    ----------------------- -------------------
                                               Non-accrual Loan Balance
                                    -------------------------------------------
                                Commercial               Commercial
Type of business:               Real Estate  Commercial  Real Estate  Commercial
                                -----------  ----------  -----------  ----------

Real estate development          $    0       $   140      $  995       $  562
Wholesale                           429         2,647           0          780
Retail                                0           246           0            0
Food/Restaurant                       0         1,255           0        1,327
Import                              752           383           0          305
Motel                             1,857           489       1,933          511
Investments                         723         3,713           0            0
Industrial                          916           378           0            6
Clothing                              0           482           0        1,139
Others                              950           841           0        1,373
                                -----------  ----------  -----------  ----------
                                 $5,627       $10,574      $2,928       $6,003
                                -----------  ----------  -----------  ----------
                                -----------  ----------  -----------  ----------

  The previous tables show a $1.4 million balance in non-accrual motel loan as of September 30, 1997, which represents one credit secured by the first trust deed on the respective motel located in Southern California. The $3.1 million non-accrual loans under commercial real estate included six credits, all of which were secured by the first trust deeds of the respective commercial properties. Under the non-accrual commercial loan category as of September 30, 1997, the $9.2 million balance consisted of 15 credits including the two credits totaling $4.9 million mentioned previously plus 13 others with a majority of the loan amounts less than $300,000. The collateral on these credits include primarily first trust deeds and secondarily second and third trust deeds on commercial buildings and warehouses. Although the non-accrual coverage ratio declined considerably, management does not expect substantial losses from the non-accrual loans since a majority of these loans are adequately secured.

  Troubled debt restructurings totaled $2.9 million as of September 30, 1997, as compared to $3.2 million at year-end 1996. All of the restructured loans were current under their revised terms with the exception of one credit in the amount of $473,000 which was 11 days past due as of September 30, 1997.

  There were no loan concentrations to multiple borrowers in similar activities, which exceeded 10% of total loans as of September 30, 1997.

ALLOWANCE FOR LOAN LOSSES

  The allowance for loan losses amounted to $15.0 million or 1.81% of total loans as of September 30, 1997, as compared to $13.5 million or 1.78% of total loans at year-end 1996. The following table presents information relating to the allowance for loan losses for the periods indicated:

                                               (Dollars in thousands)
                                           YTD      YTD       YTD       YTD
                                        09/30/97  06/30/97  03/31/97  12/31/96
                                        --------  --------  --------  --------
Allowance for loan losses:
Balance at beginning of period           $13,529   $13,529   $13,529   $12,742
Allowance from acquisition                     0         0         0     1,644
Provision for loan losses                  2,700     1,800       900     3,600
Loans charged-off                         (1,568)   (1,346)      (39)   (5,388)
Recoveries of charged-off loans              308        43        24       931
                                        --------  --------  --------  --------
  Balance at end of period               $14,969   $14,026   $14,414   $13,529
                                        --------  --------  --------  --------
                                        --------  --------  --------  --------

                                               (Dollars in thousands)
                                           YTD       YTD       YTD       YTD
                                        09/30/97  06/30/97  03/31/97  12/31/96
                                        --------  --------  --------  --------
Average loans outstanding during the
  period                                $780,756  $770,763  $754,240  $579,634
Ratio of net charge-offs to average
  loans outstanding
  during the period (annualized)           0.22%     0.34%     0.01%     0.77%
Provision for loan losses to average
  loans outstanding
  during the period (annualized)           0.46%     0.47%     0.48%     0.62%
Allowance to non-performing loans at
  period-end                              73.53%    75.57%   141.65%   119.15%
Allowance to total loans at period-end     1.81%     1.77%     1.81%     1.78%

  In determining the allowance for loan losses, management continues to assess the risks inherent in the loan portfolio, the possible impact of known and potential problem loans, and other factors such as collateral value, portfolio composition, loan concentration, financial strength of borrower, and trends in local economic conditions.

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

  The Bank's impaired loans include all non-accrual loans with outstanding balances equal to or greater than $500,000, all other loans classified substandard or worse with outstanding balances equal to or greater than $750,000 and all troubled debt restructurings. The following table presents a breakdown of impaired loans and the impairment allowance related to impaired loans:

                                      (Dollars in thousands)
                                     As of September 30, 1997
                                     ------------------------
Impaired loans:                         Recorded   Impairment
  Loans with impairment allowance:    Investment    Allowance
                                      ----------   ----------
  Commercial                             $12,245     $  2,439
  Commercial real estate                  15,063        2,532
  Other                                       72           36
                                      ----------   ----------
    Total loans with impairment
      allowance                          $27,380     $  5,007
                                      ----------   ----------
                                      ----------   ----------

  Management believes the allowance level as of September 30, 1997 to be adequate to absorb the estimated known and inherent risks identified through its analysis.

OTHER REAL ESTATE OWNED

  The Company's OREO properties, net of a valuation allowance of $1.0 million, were carried at $10.1 million as of September 30, 1997. This compares with OREO, net of a valuation allowance of $1.6 million, carried at $18.8 million at year-end 1996. During the first three quarters of 1997, 12 properties totaling $11.7 million were disposed of with a net gain of $190,000. As of September 30, 1997, the Bank's OREO properties include different types of residential properties, commercial buildings, warehouses and land. All properties are located in Southern California.

  The Bank continues to maintain a valuation allowance for the OREO properties in order to record estimated fair value of the properties. Periodic evaluation is performed on each property and corresponding adjustment is made to the valuation allowance. Any decline in value is recognized as non-interest expense in the current period. During the first nine months of 1997, management provided approximately $410,000 to the provision for OREO losses based on new listing prices or new appraisals received.

DEPOSITS

  Total deposits rose $55.0 million or 4.0% to $1,419.7 million as of September 30, 1997, as compared to $1,364.7 million at year-end 1996. Time deposits over $100,000 ("Jumbo CD's"), which were up $39.5 million, continued to account for the majority of the growth while core deposits (defined as total deposits excluding brokered deposits and Jumbo CD's) increased $15.5 million. The ratio of core deposits to total deposits declined slightly from 64.22% at year-end 1996 to 62.83% at September 30, 1997.

  Management continues to monitor the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the patrons the Bank is servicing. The Bank's Jumbo CD's are considered generally less volatile since
1) a majority of the Bank's Jumbo CD's have been fairly consistent based on statistics which support that a considerable portion of the Jumbo CD's stayed with the Bank for more than two years; 2) the Jumbo CD portfolio continued to be diversified with 3,188 individual accounts owned by 2,296 individual depositors as of May 30, 1997. The balance of the accounts averaged approximately $155,000; and 3) this phenomenon of having relatively higher percentage of Jumbo CD's exists in most of the Asian American banks in the Company's market which is dictated by the fact that the customers in this market tend to have a higher savings rate. However, management has constantly made efforts to discourage the continued growth in Jumbo CD's, such as to diversify the customer base by branch expansion and acquisition, to offer non-competitive interest rates paid on Jumbo CD's and to develop new transaction-based products to attract depositors. There were no brokered deposits as of September 30, 1997. The following table illustrates the deposit mix on the dates indicated:

                                              (Dollars in thousands)
                                         As of 09/30/97       As of 12/31/96
                                      --------------------  --------------------
                                        Amount     Percent    Amount     Percent
                                      ----------   -------  ----------   -------
Types of deposits:
Demand                                $  160,854     11.3%  $  135,345     9.9%
NOW accounts                             112,940      8.0      118,498     8.7
Money market accounts                     98,207      6.9       95,158     7.0
Savings deposits                         211,744     14.9      224,443    16.4
Time deposits under $100,000             308,209     21.7      302,981    22.2
Time deposits of $100,000 or more        527,781     37.2      488,315    35.8
                                      ----------   -------  ----------   -------
  Total deposits                      $1,419,735    100.0%  $1,364,740   100.0%
                                      ----------   -------  ----------   -------
                                      ----------   -------  ----------   -------

CAPITAL RESOURCES

  Stockholders' equity amounted to $131.8 million or 8.39% of total assets as of September 30, 1997, as compared to $118.4 million or 7.87% of total assets at year-end 1996. The $13.4 million or 11.3% increase in stockholders' equity was primarily attributable to year-to-date net income of $14.8 million, plus $1.1 million from issuance of additional common shares through Dividend Reinvestment Plan and a positive net change in the securities valuation allowance, net of tax, of $1.5 million, offset by dividends paid in the amount of $4.0 million.

  The Company declared a cash dividend of $0.15 per share in January, April and July, 1997, on 8,878,144, 8,895,878 and 8,914,260 shares outstanding, respectively. In October 1997, the Company declared another cash dividend of $0.175 per share on 8,929,508 shares outstanding. Total cash dividends paid in 1997, including the $1.6 million paid in October 1997, amounted to $5.6 million.

  Management is committed to retain the Company's capital at a level sufficient to support future growth, to protect depositors, to absorb any unanticipated losses and to comply with various regulatory requirements. As presented in the following tables, the Company and the Bank's capital and leverage ratios well exceeded the regulatory minimum requirements as of September 30, 1997. The capital ratios of the Bank place it in the "well capitalized" category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0% and Tier 1 leverage capital ratio equal to or greater than 5.0%.

                                                  (Dollars in thousands)
                                               Company              Bank
                                          As of 09/30/1997    As of 09/30/1997
                                          Balance   Percent   Balance   Percent
Tier 1 capital (to risk-weighted
 assets)                                 $121,674*   11.32%   $118,488*   11.02%
Tier 1 capital minimum requirement         42,997     4.00      42,997     4.00
                                         --------    ------    -------    ------
  Excess                                 $ 78,677     7.32%    $75,491     7.02%
                                         --------    ------    -------    ------
                                         --------    ------    -------    ------

Total capital (to risk-weighted assets)  $135,130*    12.57%   $131,944*  12.27%
Total capital minimum requirement          85,995      8.00      85,995    8.00
                                         --------    ------    --------   ------
  Excess                                 $ 49,135      4.57%   $ 45,949    4.27%
                                         --------    ------    --------   ------
                                         --------    ------    --------   ------

Risk-weighted assets                   $1,074,936            $1,074,934

Tier 1 capital (to average assets)
  - Leverage ratio                      $121,674*     7.89%  $  118,488*   7.69%
Minimum leverage requirement              61,668      4.00       61,668    4.00
                                         --------    ------    --------   ------
  Excess                               $  60,006      3.89%  $   56,820    3.69%
                                         --------    ------    --------   ------
                                         --------    ------    --------   ------

Total average assets                  $1,541,705             $1,541,701

* Excluding the unrealized holding gains on securities available-for-sale of $435,000, and goodwill of $9,696,000.


LIQUIDITY AND INTEREST RATE SENSITIVITY

  Liquidity is the Company's ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs. The Company derives liquidity primarily from various types of deposits. In addition, liquidity can be obtained from assets as well, which include cash and cash equivalents, time deposits with other depository institutions, Federal funds sold and repurchases, unpledged securities available-for-sale, and unpledged securities held-to-maturity. The Company's liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) stood at 47.46% as of September 30, 1997, which was slightly higher than 47.09% at year-end 1996.

  To further enhance its liquidity, the Bank maintains a total credit line of $45 million for Federal funds with three correspondent banks, a repo line of $30 million with BancAmerica Robertson Stephens and a total retail certificate of deposit (CD) line of approximately $211 million with three brokerage firms. Moreover, the Bank is a shareholder of Federal Home Loan Bank (FHLB) since January 1993, which enables the Bank to have access to lower cost FHLB financing when and if necessary. Management believes all the above-mentioned sources will provide adequate liquidity to the Company to meet its daily operating needs.

  Interest sensitivity risk management minimizes the risk to net interest income resulting from the changes in market interest rates. Although no single measure can completely identify the impact of changes in interest rates on net interest income, gap analysis is one gauge to identify the differences between rate sensitive assets and rate sensitive liabilities over certain periods of time. A positive gap exists when rate sensitive assets which reprice over a given time period exceed rate sensitive liabilities and may enhance net interest margin during periods of increasing interest rates, while a negative gap exists when rate sensitive liabilities which reprice over a given time period exceed rate sensitive assets and may impair net interest margin during periods of increasing interest rates. As of September 30, 1997, the Company was asset sensitive with a cumulative gap ratio of a positive 18.43% within three months, and liability sensitive with a cumulative gap ratio of a negative 10.05% within a 1-year period.

  A gap report can show mismatches in the maturities and repricing opportunities of assets and liabilities, but has limited usefulness in measuring or managing interest rate risks related to timing differences in the repricing of assets and liabilities or the basis risk which is the differences in the behavior of the lending and funding rates. To quantify the extent of these risks, the Company uses simulation model to take basis risk into account and project future earnings or market values under alternative interest rate scenarios. The simulation is used to measure the volatility of net interest income under a rising or falling interest rate scenario for comparison against the Company's policy limit, which is to manage the net interest income volatility to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points.

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


                                      Cathay Bancorp, Inc.
                                      --------------------
                                      (Registrant)



Date:  November 13, 1997              DUNSON K. CHENG
       -----------------              --------------------
                                      Dunson K. Cheng
                                      Chairman and President


Date:  November 13, 1997              ANTHONY M. TANG
       -----------------              ----------------------
                                      Anthony M. Tang
                                      Chief Financial Officer