Form 10-K
period 1997-12-31
CATHAY BANCORP INC
filed 1998-03-30
CIK 861842

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                   December 31, 1997
                         ------------------------------------------------------


[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


Commission file number                               0-18630
                      ---------------------------------------------------------


                              CATHAY BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                      95-4274680
--------------------------------------     ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


                777 North Broadway, Los Angeles, California 90012
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:               (213) 625-4700

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
---------------------------            -----------------------------------------

          None                                                None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
-------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      [X]    Yes              [ ]    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 6, 1998 was $242,755,116 (computed on the basis of $33.625 per share, which was the last sale price of the Company's Common Stock reported by the Nasdaq National Market on March 6, 1998).*

     The number of shares outstanding of each of the Registrant's classes of Common Stock as of March 6, 1998: Common Stock, $.01 par value - 8,952,338 shares**


                       DOCUMENTS INCORPORATED BY REFERENCE


- Portions of Registrant's definitive proxy materials relating to its 1998 Annual Meeting of Stockholders, as filed, are incorporated by reference into Part III.

- Portions of Registrant's Annual Report to Stockholders for the Year Ended December 31, 1997 (referred to below as "Annual Report to Stockholders") are incorporated by reference into Parts I, II and IV.











________________

* Estimated solely for the purposes of this cover page. The market value of shares held by the Company's directors, officers and Employee Stock Ownership Plan have been excluded.

** Includes 34,519 and 34,000 rights, respectively, to receive Common Stock that are held by former holders of Cathay Bank common stock and former holders of First Public Savings Bank common stock that have not yet been submitted for exchange into Common Stock of Cathay Bancorp, Inc.

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

PROPERTY

     The Company currently neither owns nor leases any real or personal property. The Company uses the premises, equipment and furniture of the Bank without the payment of any rental fees to the Bank. See "Business of the Bank - Premises" and "Cathay Investment Company" below.

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


                              BUSINESS OF THE BANK

GENERAL

     Cathay Bank was incorporated under the laws of the State of California on August 22, 1961 and was licensed by the California State Banking Department (now named the "Department of Financial Institutions") and commenced operations as a California state-chartered bank on April 19, 1962. Cathay Bank is an insured bank under the Federal Deposit Insurance Act but, like most state-chartered banks of similar size in California, it is not a member of the Federal Reserve System.

     Cathay Bank's main office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. In addition, the Bank has 17 other branch offices located in the cities of Monterey Park, Alhambra, Hacienda Heights, Westminster, San Gabriel, Torrance, Cerritos, City of Industry, Irvine and Los Angeles in Southern California, as well as the cities of San Jose, Oakland, Cupertino, Fremont and Millbrae in Northern California. Cathay Bank's primary market area is defined by its Community Reinvestment Act
(CRA) delineation which includes the contiguous areas surrounding each of the Bank's branch offices. It is the Bank's policy to reach out and actively offer services to low and moderate income groups in the delineated branch service areas. Many of the Bank's employees speak both English and one or more Chinese dialects or Vietnamese, and are thus able to serve the Bank's numerous Chinese and Vietnamese-speaking customers, as well as the English-speaking customers.

     Cathay Bank conducts substantially the same business operations as a typical commercial bank, including the acceptance of checking, savings, and time deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. It also offers letters of credit, wire transfers, spot and forward contracts, traveler's checks, safe deposit, night deposit, social security payment deposit, collection, bank-by-mail, drive-up and walk-up windows, automatic teller machine ("ATM") and other customary bank services to its customers. The operations of the drive-up and walk-up facilities are extended past normal banking hours to accommodate those customers who cannot conduct banking businesses during normal banking hours.

     Since its inception, the Bank's policy has been to attract business from, and to focus its primary services for the benefit of, individuals, professionals and small to medium-sized businesses in the local markets in which its branches are located. The three general areas to which the Bank has directed its lendable assets are: (1) loans secured by real estate; (2) commercial loans and trade financing; and (3) installment loans to individuals for automobile, household and other consumer expenditures.

SELECTED FINANCIAL DATA

     Information concerning changes in the Bank's and the Company's financial condition and results of operations is included under the caption "Selected Consolidated Financial Data" on page 13 of the Annual Report to Stockholders and is incorporated herein by reference.

SECURITIES

     Information concerning the carrying value and the maturity distribution and yield analysis of the Bank's securities available-for-sale and securities held-to-maturity portfolios is included on pages 19 through 21 of the Annual Report to Stockholders and is incorporated herein by reference. A summary of the book value and fair value of the Bank's securities by contractual maturity is found in Note 4 to the Consolidated Financial Statements on pages 48 and 49 of the Annual Report to Stockholders, and is incorporated herein by reference.

LOANS

     Distribution and maturity of loans. Information concerning loan type and mix, distribution of loans and maturity of loans is included on pages 22 and 23 of the Annual Report to Stockholders and is incorporated herein by reference.

     Nonperforming Loans and Allowance for Loan Losses. Information concerning past due loans, allowance for loan losses, loans charged-off, loan recoveries and other real estate owned is included on pages 23 through 29 and in Notes 5 and 6 to the Consolidated Financial Statements on pages 50 through 52 of the Annual Report to Stockholders and is incorporated herein by reference.

DEPOSITS

     Information concerning types of deposit accounts and average deposits and rates is included on pages 29 and 30 of the Annual Report to Stockholders and is incorporated herein by reference.

RETURN ON EQUITY AND ASSETS

     The following table sets forth information concerning the return on assets, return on stockholders' equity, equity to assets ratio and dividend payout ratio for the periods indicated:

                                                                  YEAR ENDED DECEMBER 31,
                                              1997           1996           1995           1994           1993
                                              -------------------------------------------------------------------
Return on Average Assets (net income
  divided by average assets)                     1.29%          1.05%          1.05%          1.06%          0.91%
Return on Average Equity (net income
  divided by average equity)                    15.63          13.06          11.68          11.43           9.82
Average Equity as a Percentage of
  Average Assets                                 8.25           8.04           8.97           9.25           9.22
Dividend Payout Ratio(1)                        27.65          36.14          44.12          48.78          58.82

---------
(1) Computed by using dividends declared per common share divided by net income per common share.

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

COMMITMENTS AND LINES OF CREDIT

     Information concerning the Bank's outstanding loan commitments and letters of credit is included in Note 12 to the Consolidated Financial Statements on pages 56 and 57 of the Annual Report to Stockholders and is incorporated herein by reference.

CATHAY INVESTMENT COMPANY

     Cathay Investment Company ("CIC") is a wholly owned subsidiary of Cathay Bank that was formed in 1984 to invest in real property. In 1987, CIC opened a branch office in Taipei, Taiwan to promote Taiwanese real estate investments in Southern California. The office in Taipei was moved to a new location in October 1996 which consists of 1,512 square feet. The lease is for three years from 10/5/96 to 10/4/99 for a monthly rent of approximately $3,400 at the exchange rate in effect at December 31, 1997.

     As of December 31, 1997, CIC owned one property with a net equity investment of $680,091. The property is an 8,200 square foot strip shopping center on a 27,000 square foot parcel of land located on Harbor Boulevard, Garden Grove, California. The Bank filed an application for consent for subsidiary to continue to engage in activity on February 4, 1994, and received approval from the FDIC on March 8, 1995 to hold the property for an additional five years.

PREMISES

     The Bank's main corporate office and headquarters branch is located in the Chinatown district of Los Angeles. The offices are in a spacious traditional three-story structure containing 26,527 square feet and constructed of glass and concrete. The Bank owns both the building and the land upon which the building is situated. The main floor currently has 24 teller stations (including 16 regular tellers, seven commercial tellers, and one Automatic Teller Machine), four pneumatic drive-up teller stations, one walk-up teller station, a vault area and the Bank's operations area. The second floor contains executive offices and the Bank's Board Room. The third floor houses the Bank's corporate lending department. Parking for approximately 126 automobiles is provided on three lots adjacent to the Bank's building, two of which are owned by the Bank while the third lot is leased under a 55-year term with a 30-year option commencing in January 1987 at a current monthly rent of approximately $14,000.

     Moreover, the Bank owns properties located in the cities of Monterey Park, Alhambra, Westminster, San Gabriel, Torrance, Cerritos, City of Industry and Cupertino, where certain of its branch offices are located. Those properties were acquired between years 1979 and 1993.

     In addition to the aforementioned bank-owned properties and the lease for the CIC Taipei office, the Bank leases certain premises under the following lease terms and conditions: (1) total of 10,430 square feet of space for administrative offices in a building located near the Bank's main office at a monthly rent of approximately $12,200 under two separate leases for three years beginning 2/1/98; (2) 4,483 square feet of space for the Hacienda Heights office at a monthly rent of $4,842 under a lease from January 1996 to June 1999 with two five-year options; (3) 4,800 square feet of space for the San Jose office under a re-negotiated lease commencing March 1996 for ten years and two months with two five-year options; current rent is $8,640; the Bank has a one-time right to cancel the lease after the fifth year upon the payment of $55,500 in consideration; (4) 5,000 square feet of space for the Oakland office at a monthly rent of $6,000 under a renewed lease beginning in September 1996 for five years; (5) 2,400 square feet of space for the Fremont office at a current monthly rent of $3,360 under a three-year lease beginning in May 1994 with two three-year options; the Bank has exercised the first option; (6) 4,450 square feet of space for the Irvine office at a monthly rent of $6,089 under a 20-year ground lease commencing in May 1988 with two five-year options; (7) 3,441 square feet of space for the Millbrae Office at a current monthly rent of $7,002 under a five-year lease beginning in January 1995 with two five-year options; and (8) 580 square feet of space for the Hong Kong representative office at a current monthly rent of approximately $3,400 based on the exchange rate in effect on December 31, 1997 under a renewed lease from March 1, 1998 to February 29, 2000. In October 1997, the Bank entered into a lease agreement to lease 2,535 square feet of space for the Berkeley/Richmond Branch expected to be opened in the near future. The lease calls for a term of six years at a monthly rent of $6,338. One of the leases referred to under (1) above has been entered into between the Bank and T.C. Realty in which Mr. Patrick Lee, a director of Bancorp and the Bank, has an interest. Management believes that these leases are on terms at least as favorable to the Bank as would have existed in a transaction with an unrelated third party.

     Moreover, with the acquisition of First Public in November 1996, the following leases were added: (1) 8,707 square feet of space for the Hill/Alpine office under a lease from February 1979 to February 1989 with three five-year options; First Public has exercised the second option to renew the lease until February 1999; the current monthly rent is $5,017; (2) 1,976 square feet of space for the Valley/Stoneman office under a lease from August 1986 to August 1991 which was extended for five years with three five-year options; the current monthly rent is $4,412; and (3) 2,000 square feet of space for the Valley/Prospect office under a lease from February 1991 to February 1996 which was extended for five years with two five-year options; the current monthly rent is $4,091.

     The Bank currently operates 18 domestic branch offices, one branch office of CIC in Taiwan, and one representative office in Hong Kong. Each branch office has loan approval rights subject to the branch manager's authorized lending limits. Activities of the CIC Taiwan office and Hong Kong representative office are limited to coordinating the transportation of documents to the Bank's main office and performing liaison services. A list of the offices of the Bank and CIC is included on page 68 of the Annual Report to Stockholders and is incorporated herein by reference.

     As of December 31, 1997, the Bank's investment in premises and equipment totaled $25,201,883. See also Note 8 to the Consolidated Financial Statements on page 53 of the Annual Report to Stockholders, which is incorporated herein by reference.

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

     To compete with other financial institutions in its primary service areas, the Bank relies principally upon local promotional activities, personal contacts by its officers, directors, employees, and stockholders, extended hours, Saturday banking, and specialized services. For customers whose loan demands exceed the Bank's lending limit, the Bank has attempted in the past, and intends in the future, to arrange for such loans on a participation basis with corresponding banks. The Bank also assists customers requiring other services not offered by the Bank to obtain such services from its correspondent banks.

     There are approximately 13 Asian-American banks and one other major financial institution in the Bank's headquarters branch area, which compete for California Asian-American customers, as well as other ethnic customers. In addition, banks from the Pacific Rim countries, such as Taiwan, Hong Kong and China continue to open branches in the Los Angeles area, thus increasing the Bank's competition.

EMPLOYEES

     As of December 31, 1997, the Company and Cathay Bank (including CIC) employed approximately 505 persons, including 109 officers. None of the employees are represented by a union. Management believes that its employee relations are excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT

     See Part III, Item 10 ("Directors and Executive Officers of the Registrant") below for information regarding the executive officers of the Company and Cathay Bank.


                     REGULATION OF THE COMPANY AND THE BANK

GENERAL

     As a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Company's primary regulatory authority is the Board of Governors of the Federal Reserve System (the "Board"). The Company is required by the BHCA to file annual reports of its operations with, and is subject to examination by, the Board. Cathay Bank, as a state-chartered commercial bank, is regulated by the California Department of Financial Institutions. The Bank's deposits are insured, up to the legal maximum, by the FDIC, and the Bank is subject to FDIC rules applicable to insured banks. Although not a member of the Federal Reserve System, the Bank is subject to certain Federal Reserve Board rules and regulations by virtue of its FDIC-insured deposits.

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

CAPITAL REQUIREMENTS

     Among other matters, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking regulatory agency to revise its risk-based capital standards and to specify levels at which regulated institutions will be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". Information concerning regulations of the risk-based capital requirements prescribed by the regulatory authorities is included on page 31 of the Annual Report to Stockholders and is incorporated herein by reference.

     The Board has adopted percentage minimum leverage ratios for banking organizations (including state member banks and bank holding companies). The Company is expected to maintain at least a four percent minimum leverage ratio depending on interest rate risk exposure, asset quality, liquidity, earnings, expansion plans, growth patterns and other relevant factors. The Company was well capitalized as of December 31, 1997 with a leverage ratio of 7.94%.

     The tables presenting the Company and the Bank's risk-based capital and leverage ratios as of December 31, 1997 are included in Note 11 to the Consolidated Financial Statements on page 55 of the Annual Report to Stockholders, which is incorporated herein by reference.

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

     During 1997 the Company maintained its compliance with the requirements of
Section 112 of FDICIA. Section 112 affects all banks of $150 million or more in assets, and reflects the government's growing concern for legislative reform to strengthen bank accounting, auditing, and internal control oversight. Essentially, it establishes standards for composition of a bank's audit committee; requires assessment of the organization's compliance with designated laws and regulations; mandates documentation and testing of the bank's internal control structure as it relates to financial reporting controls; and, compels management's positive report (attested to by the bank's independent auditors) as of the end of each fiscal year, concerning the quality, adequacy and efficiency of the bank's internal controls.

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

     Title II authorizes the increase of insurance premiums paid by the FDIC-insured institutions. Title VI permits the acquisition of thrifts by bank holding companies. Title IX enhances the enforcement authority of all federal banking agencies, including their authority to levy civil money penalties and penalties on criminal offenses, and it also broadens the current definition of insiders, to increase the types of persons subject to regulatory action. Title XI requires appraisals used in making credit decision be written and performed in accordance with generally accepted appraisal standards, as promulgated by the Appraisal Standards Board of the Appraisal Foundation, and should meet federal guidelines. Title XII expands the recordkeeping requirements of reporting on Home Mortgage Disclosure Act (HDMA) to cover race, income and gender; changes the current Community Reinvestment Act ("CRA") rating system to a four-tiered rating system, which includes (1) outstanding record of meeting community credit needs; (2) satisfactory record of meeting community credit needs; (3) needs to improve record of meeting community credit needs, and (4) substantial noncompliance in meeting community credit needs. It further requires that the CRA rating be publicly disclosed.

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

     As a general matter, subject to a number of grandfathering provisions and a few exceptions, there are three rules which limit the activities and investments of state-chartered banks: (1) a state-chartered bank may not engage as principal in any type of activity that is not permissible for a national bank, unless the FDIC determines that the activity would pose no significant risk to the affected deposit insurance fund and the institution meets its fully phased in capital requirements; (2) a state-chartered bank may not make or retain an equity investment of a type or in an amount that is not permissible for a national bank, and divestiture is required as soon as possible and within five years of FDICIA in any event; and (3) a state-chartered bank may retain an equity investment in the form of a majority-owned subsidiary engaged as principal in activities not permissible for a subsidiary of a national bank, but only if the FDIC has made the same determinations respecting risk to the insurance fund and capital compliance by the bank.

     As stated above (see "Cathay Investment Company" on page 6 of this report), Cathay Bank has received FDIC approval of CIC's ownership of the Garden Grove property. The Bank is in compliance with these limitations.

INTERSTATE BANKING

     The Federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") was signed into law on September 29, 1994. When fully effective, the Riegle-Neal Act will significantly relax or eliminate many restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act permitted a bank holding company to acquire banks in states other than its "home state", even if applicable state law would not permit that acquisition. Such acquisitions would continue to require Board approval and would remain subject to certain state laws.

     Effective June 1, 1997, the Riegle-Neal Act permitted interstate mergers of banks, thereby allowing a single, merged bank to operate branches in multiple states. The Riegle-Neal Act allows each state to adopt legislation to "opt-out" of these interstate merger provisions. Conversely, the Riegle-Neal Act permits states to "opt in" to the merger provisions of Act prior to their stated effective date, to permit interstate mergers in that state prior to June 1, 1997. The enactment of the California Interstate Banking and Branching Act of 1995 provides for interstate banking and branching in California. This early opt-in legislation, which became effective on October 2, 1995, requires out-of-state institutions which do not already own a California bank to acquire an existing whole five-year old bank before establishing a California branch. De novo branching is not permitted. This act revised much of the original California interstate banking law first enacted in 1986 that permitted interstate banking with other states on a reciprocal basis.

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

     With regard to any interstate banking, the Justice Department issued revised merger guidelines in March 1995. On the basis of the revised criteria, the Department has challenged several proposed transactions involving institutions that compete directly in the same market(s). In contrast to the Justice Department, the Federal Reserve has recently shown a greater inclination to consider factors that contribute to the safety and soundness of the banking system, or which contribute positively to the "convenience and needs" of the affected communities. To the extent these two Federal Agencies apply different (and at times incompatible) analysis to assess the competitive effects of proposed bank and thrift mergers and acquisitions, federal antitrust objections must be considered in connection with any interstate acquisition.

     The Company constantly seeks to expand its market areas through acquiring other financial institutions or establishing de novo branches in or outside of California as permitted by applicable laws, whenever opportunities strike. The Riegle-Neal Act may have the effect of increasing competition by facilitating entry into the California banking market by out of state banks and bank holding companies.

RECENT ACCOUNTING DEVELOPMENTS

     Information concerning recent accounting developments is included in Note 1 to the Consolidated Financial Statements under "Recent Accounting
Pronouncements" on page 46 of the Annual Report to Stockholders and is incorporated herein by reference.

FEDERAL HOME LOAN BANK

     The Federal Home Loan Bank System (FHL Bank System) consists of twelve district banks (FHLB) and is supervised by the Federal Housing Finance Board
(FHFB). Commercial banks, credit unions, savings associations, and certain other insured depository institutions making long-term home mortgage loans are eligible to become members of the FHL Bank System.

     To qualify for membership, an institution not a member on January 1, 1989 must meet the qualified thrift lender test, which means, among other things, that such institution has at least ten percent of its total assets in residential mortgage loans. Any new institution formed after January 1, 1989 may become a member if it met the ten percent asset test requirement within one year after commencing operations.

     The Bank received FHLB membership approval in January 1993, and became a member/stockholder of the FHLB of San Francisco. By becoming a FHLB member, the Bank may have access to a source of low-cost liquidity. To access the credit services offered by the district banks, a member must also become a stockholder of the FHLB in its district. The level of stock ownership is currently governed by the Federal Home Loan Bank Act, and the amount of borrowing is defined by the amount of stock purchased. FHLB stock is purchased and redeemed at par. The Bank's investment in FHLB stock totaled 56,529 shares or $5,652,900 as of December 31, 1997.

     All credits extended by the district bank require full collateralization. Eligible collateral includes residential first mortgage loans on single and multi-family projects, U.S. government and agency securities, deposits in district banks, and certain other real estate related assets permitted by law.

DIVIDENDS

     As a California corporation, Cathay Bank may not pay dividends to the Company in excess of certain statutory limits. As of December 31, 1997, the maximum dividend that Cathay Bank could have declared, subject to regulatory approval, was $29,040,000. The banking regulatory agencies may prohibit a bank from paying dividends to its bank holding company if the agencies determine that such a payment would constitute an unsafe or unsound banking practice.

ITEM 3.      LEGAL PROCEEDINGS

     Management is not currently aware of any litigation that is expected to have material adverse impact on the Company's consolidated financial condition, or the results of operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

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

     (b)     Holders

             As of March 6, 1998, there were approximately 1,800 holders of record of the Company's Common Stock.

     (c)     Dividends

             The information in Note 11 to the Consolidated Financial Statements on pages 55 and 56 of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.      SELECTED FINANCIAL DATA

     The information under the caption "Selected Consolidated Financial Data" on page 13 of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 37 of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the captions "Market Risk" and "Liquidity and Interest Rate Sensitivity" on pages 31 through 34 of the Company's Annual Report to Stockholders is incorporated herein by reference.

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

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the caption "Election of Directors" on pages 3 through 6 of the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     The following persons are the executive officers and other significant officers of the Company and/or Cathay Bank:

         George T.M. Ching, age 83, Vice-Chairman of the Board of Directors of Bancorp since 1990; Vice-Chairman of the Board of Directors of Cathay Bank since 1985, President of Cathay Bank from 1962 until 1985 and director of Cathay Bank since 1962; President of CIC since 1985 and director of CIC since 1984.

         Dunson K. Cheng, age 53, Chairman of the Board of Directors of each of Bancorp, Cathay Bank and CIC since 1994; President of Bancorp since 1990; President of Cathay Bank since 1985 and director of Cathay Bank since 1982; Secretary of CIC from 1985 until 1994; Chief Executive Officer of CIC since 1995 and director of CIC since 1984.

         Wilbur K. Woo, age 82, Secretary of Bancorp since 1990; Secretary of the Board of Directors of Cathay Bank since 1980 and director of Cathay Bank since 1978; Director of CIC since 1987.

         Anthony M. Tang, age 44, Executive Vice President of Bancorp and Cathay Bank since 1994; Senior Vice President of Bancorp and Cathay Bank from 1990 until 1994; Chief Financial Officer and Treasurer of Bancorp since 1990; Chief Lending Officer of Cathay Bank since 1985; and director of Cathay Bank since 1986.

         Milly W. Joe, age 60, Senior Vice President and Cashier of Cathay Bank since 1989; and Vice President and Cashier of Cathay Bank from 1981 to 1989. Ms. Joe has been associated with Cathay Bank since 1968.

         Irwin Wong, age 50, Senior Vice President for Branch Administration of Cathay Bank since 1989; and Vice President for Branch Administration from 1988 until 1989. Mr. Wong was employed by Security Pacific National Bank as a Vice President and Manager from 1983 until 1988.

         Elena Chan, age 46, Senior Vice President and Chief Financial Officer of Cathay Bank since December 1992; Vice President of Finance from March 1992 to November 1992; and Vice President and Internal Auditor of Cathay Bank from 1985 to February 1992.

     All of the above-named officers were elected on April 17, 1997 at a regular Board of Directors meeting. The term of office of each officer is from the time of appointment until the next annual organizational meeting of the Board of Directors of Bancorp or Cathay Bank (or action in lieu of a meeting) and until the appointment of his or her successor unless, before that time, the officer resigns or is removed or is otherwise disqualified from serving as an officer of Bancorp or Cathay Bank.

ITEM 11.     EXECUTIVE COMPENSATION

     The information under the captions "Information Concerning Management Compensation" and "Compensation Committee Interlocks and Insider Participation" on pages 8 through 10 of the Company's Proxy Statement is incorporated herein by reference.

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

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Documents Filed as Part of this Report

     (a)(1)  Financial Statements

                              Financial Statements
                                       of
                      Cathay Bancorp, Inc. and Subsidiary*
                                                                                              Page No. in
                                                                                             Annual Report
                                                                                             -------------
             Consolidated Statements of Condition
               as of December 31, 1997 and 1996                                                     39

             Consolidated Statements of Income
               for each of the years in the 3-year period
               ended December 31, 1997                                                              40

             Consolidated Statements of Changes in Stockholders' Equity
               for each of the years in the 3-year period
               ended December 31, 1997                                                              41

             Consolidated Statements of Cash Flows
               for each of the years in the 3-year period
               ended December 31, 1997                                                              42

             Notes to Consolidated Financial Statements                                           43-62

             Independent Auditors' Report of KPMG Peat Marwick LLP                                  63

----------
     *Parent-only condensed financial information of the Company as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 is included in Note 15 to the Consolidated Financial Statements on pages 60 through 62 of the Annual Report to Stockholders, which is incorporated herein by reference.

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

             There were no reportable events.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CATHAY BANCORP, INC.



Date:  March 27, 1998                              By:  /s/ Dunson K. Cheng
                                                        ----------------------
                                                        Dunson K. Cheng
                                                        Chairman and President

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

Signature                                        Title                                  Date
---------                                        -----                                  ----

/s/ Dunson K. Cheng                              President, Chairman of                 March 27, 1998
------------------------------------             the Board and Director
Dunson K. Cheng                                  (Principal executive officer)


/s/ Anthony M. Tang                              Executive Vice President,              March 27, 1998
------------------------------------             Chief Financial Officer
Anthony M. Tang                                  /Treasurer and Director
                                                 (principal financial officer)
                                                 (principal accounting officer)

/s/ Ralph Roy Buon-Cristiani                     Director                               March 27, 1998
------------------------------------
Ralph Roy Buon-Cristiani


/s/ Kelly L. Chan                                Director                               March 27, 1998
------------------------------------
Kelly L. Chan


/s/ Michael M.Y. Chang                           Director                               March 27, 1998
------------------------------------
Michael M.Y. Chang

                             [SIGNATURES CONTINUED]

                             [SIGNATURES CONTINUED]


Signature                                        Title                                  Date
---------                                        -----                                  ----


/s/ George T.M. Ching                            Vice Chairman of the                   March 27, 1998
------------------------------------             Board and Director
George T.M. Ching


/s/ Wing K. Fat                                  Director                               March 27, 1998
------------------------------------
Wing K. Fat


/s/ Patrick S.D. Lee                             Director                               March 27, 1998
------------------------------------
Patrick S.D. Lee


/s/ Chi-Hung Joseph Poon                         Director                               March 27, 1998
------------------------------------
Chi-Hung Joseph Poon


/s/ Thomas G. Tartaglia                          Director                               March 27, 1998
------------------------------------
Thomas G. Tartaglia


/s/ Wilbur K. Woo                                Secretary of the Board                 March 27, 1998
------------------------------------             and Director
Wilbur K. Woo

                                  EXHIBIT INDEX

Exhibit No.       Description

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

13.1              Certain portions of the Registrant's 1997 Annual Report to Stockholders incorporated herein by reference.

22.1              Subsidiaries of the Company

27                Financial Data Schedule