Form 10-K/A
period 1997-12-31
CATHAY BANCORP INC
filed 1998-05-01
CIK 861842

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------

                                   FORM 10-K/A
                                (Amendment No. 1)


(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period from _____________________ to _______________________

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

 Title of each class                   Name of each exchange on which registered
       None                                               None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will to be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 6, 1998 was $242,755,116 (computed on the basis of $33.625 per share, which was the last sale price of the Company's Common Stock reported by the Nasdaq National Market on March 6, 1998).*

The number of shares outstanding of each of the Registrant's classes of Common Stock as of March 6, 1998: Common Stock, $.01 par value - 8,952,338 shares.**

                       DOCUMENTS INCORPORATED BY REFERENCE

- Portions of Registrant's definitive proxy materials relating to its 1998 Annual Meeting of Stockholders, as filed, are incorporated by reference into Part III.

- Portions of Registrant's Annual Report to Stockholders for the Year Ended December 31, 1997 (referred to below as "Annual Report to Stockholders") are incorporated by reference into Parts I, II and IV.

----------
* Estimated solely for the purposes of this cover page. The market value of shares held by the Company's directors, officers and Employee Stock Ownership Plan have been excluded.

** Includes 34,519 and 34,000 rights, respectively, to receive Common Stock that are held by former holders of Cathay Bank common stock and former holders of First Public Savings Bank common stock that have not yet been submitted for exchange into Common Stock of Cathay Bancorp, Inc.

                                  ITEM AMENDED

                                     PART VI

        ITEM                                                                          PAGE
        ----                                                                          ----
14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..............  3



                                TEXT OF AMENDMENT

        The above-listed Item is hereby amended by deleting the Item in its entirety appearing in the Form 10-K of Cathay Bancorp, Inc. (the "Company") filed with the Securities and Exchange Commission on March 30, 1998 (the "Initial Filing"), and replacing such Item with the corresponding Item that appears in this Amendment No. 1 to Annual Report on Form 10-K.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        Documents Filed as Part of this Report

        (a) (1)Financial Statements

                                   Financial Statements                          Page No. in
                                            of                                Initial Filing of
                           Cathay Bancorp, Inc. and Subsidiary*                 Annual Report
                           ------------------------------------                 -------------
                 Consolidated Statements of Condition                              39
                 as of December 31, 1997 and 1998

                 Consolidated Statements of Income                                 40
                 for each of the years in the 3-year period
                 ended December 31, 1997

                 Consolidated Statements of Changes in Stockholders'               41
                 Equity for each of the years in the 3-year period
                 ended December 31, 1997

                 Consolidated Statements of Cash Flows                             42
                 for each of the years in the 3-year period
                 ended December 31, 1997

                 Notes to Consolidated Financial Statements                       43-62

                 Independent Auditors' Report of KPMG Peat Marwick LLP             63

----------
        * Parent-only condensed financial information of the Company as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 is included in Note 15 to the Consolidated Financial Statements on pages 60 through 62 of the Annual Report to Stockholders, which is incorporated herein by reference.

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

        10.2 Amended and Restated Cathay Bank Employee Stock Ownership Plan and Trust, each as amended by the First Amendment and Second Amendment thereto.

        10.3 Dividend Reinvestment Plan of the Company. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

        13.1 Certain portions of the Registrant's 1997 Annual Report to Stockholders incorporated herein by reference.

        22.1 Subsidiaries of the Company. Previously filed with the Securities and Exchange Commission as an exhibit to the Initial Filing of Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

        23.1   Consent of KPMG Peat Marwick LLP

        24.1 Power of Attorney. Included on page 20 of the Initial Filing of Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, previously filed with the Securities and Exchange Commission, and incorporated herein by reference.

        27 Financial Data Schedule. Previously filed with the Securities and Exchange Commission as an exhibit to the Initial Filing of Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

        (b)    Reports on Form 8-K

               There were no reportable events.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CATHAY BANCORP, INC.


Date:  April 30, 1998                       By: /s/ DUNSON K. CHENG
                                                --------------------------------
                                                Dunson K. Cheng
                                                Chairman and President



        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                    TITLE                                DATE
---------                                    -----                                ----
/s/ DUNSON K. CHENG                          President, Chairman of              April 30, 1998
--------------------------------------       the Board and Director
Dunson K. Cheng                              (Principal Executive
                                             Officer)


/s/ ANTHONY M. TANG                          Executive Vice President,           April 30, 1998
--------------------------------------       Chief Financial Officer/
Anthony M. Tang                              Treasurer and Director
                                             (Principal Financial
                                             Officer) (Principal
                                             Accounting Officer)


                    *                        Director                            April 30, 1998
--------------------------------------
Ralph Roy Buon-Cristiani


                    *                        Director                            April 30, 1998
--------------------------------------
Kelly L. Chan


                    *                        Director                            April 30, 1998
--------------------------------------
Michael M.Y. Chang



                              (SIGNATURE CONTINUED)

                    *                        Vice Chairman of the               April 30, 1998
--------------------------------------       Board and Director
George T.M. Ching


                    *                        Director                           April 30, 1998
--------------------------------------
Wing K. Fat


                    *                        Director                           April 30, 1998
--------------------------------------
Patrick S.D. Lee


                    *                        Director                           April 30, 1998
--------------------------------------
Chi-Hung Joseph Poon


                    *                        Director                           April 30, 1998
--------------------------------------
Thomas G. Tartagilia


                    *                        Secretary of the Board             April 30, 1998
--------------------------------------       and Director
Wilbur K. Woo


*By:  /s/ DUNSON K. CHENG
      --------------------------------
      Dunson K. Cheng
      As Attorney-in-Fact

                                  EXHIBIT INDEX


Exhibit No.
-----------
3.1            Restated Articles of Incorporation. Previously filed with the
               Securities and Exchange Commission as an exhibit to Registration
               Statement No. 33-33767 and incorporated herein by reference.

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

10.2 Amended and Restated Cathay Bank Employee Stock Ownership Plan and Trust, each as amended by the First Amendment and Second
               Amendment thereto.

10.3 Dividend Reinvestment Plan of the Company. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

13.1           Certain portions of the Registrant's 1997 Annual Report to
               Stockholders incorporated herein by reference.

22.1 Subsidiaries of the Company. Previously filed with the Securities and Exchange Commission as an exhibit to the Initial Filing of Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1997 and incorporated herein by reference.

23.1           Consent of KPMG Peat Marwick LLP

24.1           Power of Attorney. Included on page 20 of the Initial Filing of
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1997, previously filed with the Securities and Exchange Commission, and incorporated herein by reference.

27             Financial Data Schedule. Previously filed with the Securities and
               Exchange Commission as an exhibit to the Initial Filing of Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1997 and incorporated herein by reference.