Form 10-Q
period 1998-03-31
CATHAY BANCORP INC
filed 1998-05-15
CIK 861842

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 1998


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to


Commission file number                           0-18630


                              CATHAY BANCORP, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                            95-4274680
 (State of other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


777 North Broadway, Los Angeles, California                                90012
     (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:               (213) 625-4700



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
                                                        Yes  X         No
                                                            ---           ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $.01 par value, 8,953,307 shares outstanding as of March 31, 1998.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION ...........................................     3

  Item 1.  Financial Statements ..........................................   4-6

           Notes to Condensed Consolidated Financial Statements ..........     7

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations ..............  8-17


PART II - OTHER INFORMATION ..............................................    18

  Item 1. Legal Proceedings ..............................................    18
  Item 2. Changes in Securities ..........................................    18
  Item 3. Defaults upon Senior Securities ................................    18
  Item 4. Submission of Matters to a Vote of Security Holders ............    18
  Item 5. Other Information ..............................................    18
  Item 6. Exhibits and Reports on Form 8-K ...............................    18

SIGNATURES ...............................................................    19

                         PART I - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                       CATHAY BANCORP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                     MAR. 31, 1998     DEC. 31, 1997
                                                                      (UNAUDITED)       (UNAUDITED)
         ASSETS
Cash and due from banks                                                $   84,631       $   57,728
Federal funds sold and securities purchased under
     agreement to resell                                                   24,400           67,000
                                                                       ----------       ----------
     Cash and cash equivalents                                            109,031          124,728
Securities available-for-sale (with amortized costs of
      $218,104 in 1998 and $215,466 in 1997)                              218,602          216,158
Securities held-to-maturity (with estimated fair
     values of $362,622 in 1998 and $356,187 in 1997)                     356,590          350,336
Loans (net of allowance for loan losses of
     $16,435 in 1998 and $15,379 in 1997)                                 878,516          846,151
Other real estate owned, net                                               13,481           13,269
Investments in real estate, net                                             1,610            1,654
Premises and equipment, net                                                25,376           25,202
Customers' liability on acceptance                                          9,200           10,296
Accrued interest receivable                                                10,498           12,246
Goodwill                                                                    9,356            9,530
Other assets                                                               10,337           12,892
                                                                       ----------       ----------
     Total assets                                                      $1,642,597       $1,622,462
                                                                       ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Non-interest bearing demand deposits                              $  169,030       $  175,875
     Interest bearing accounts
           NOW accounts                                                   114,458          111,653
           Money market deposits                                           96,090           94,708
           Savings deposits                                               206,825          210,291
           Time deposits under $100,000                                   316,141          307,504
           Time deposits of $100,000 or more                              565,094          549,090
                                                                       ----------       ----------
     Total deposits                                                     1,467,638        1,449,121
                                                                       ----------       ----------
Securities sold under agreements to repurchase                             15,261           23,419
Acceptances outstanding                                                     9,200           10,296
Other liabilities                                                          10,455            3,749
                                                                       ----------       ----------
     Total liabilities                                                  1,502,554        1,486,585
                                                                       ----------       ----------
Commitments and contingencies
Stockholders' equity
     Preferred stock, $.01 par value; 10,000,000
           shares authorized, none issued                                    --               --
     Common stock, $.01 par value; 25,000,000 shares
           authorized, 8,953,307 and 8,941,743 shares issued and
           outstanding in 1998 and 1997, respectively                          90               89
     Additional paid-in-capital                                            61,665           61,271
     Accumulated other comprehensive income                                   289              370
     Retained earnings                                                     77,999           74,147
                                                                       ----------       ----------
     Total stockholders' equity                                           140,043          135,877
                                                                       ----------       ----------
     Total liabilities and stockholders' equity                        $1,642,597       $1,622,462
                                                                       ==========       ==========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       CATHAY BANCORP, INC AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                     1998               1997
                                                                                 -----------        -----------
INTEREST INCOME
      Interest and fees on loans                                                 $    19,554        $    17,459

      Interest on securities available-for-sale                                        3,198              5,442
      Interest on securities held-to-maturity                                          5,720              3,239
      Interest on Federal funds sold and securities sold
           under agreement to resell                                                     702                576
      Interest on deposits with banks                                                      5               --
                                                                                 -----------        -----------
      Total interest income                                                           29,179             26,716
                                                                                 -----------        -----------
INTEREST EXPENSE
      Time deposits of $100,000 or more                                                7,373              5,979
      Other deposits                                                                   5,856              6,003
      Other borrowed funds                                                               262                 23
                                                                                 -----------        -----------
      Total interest expense                                                          13,491             12,005
                                                                                 -----------        -----------
      Net interest income before provision for loan losses                            15,688             14,711
      Provision for loan losses                                                          900                900
                                                                                 -----------        -----------
      Net interest income after provision for loan losses                             14,788             13,811
                                                                                 -----------        -----------
NON-INTEREST INCOME
      Securities gains                                                                    35                  4
      Letter of credit commissions                                                       444                209
      Service charges                                                                  1,018                816
      Other operating income                                                             505                361
                                                                                 -----------        -----------
      Total non-interest income                                                        2,002              1,390
                                                                                 -----------        -----------
NON-INTEREST EXPENSE
      Salaries and employee benefits                                                   4,364              3,951
      Occupancy expense                                                                  653                678
      Computer and equipment expense                                                     595                600
      Professional services expense                                                      755                737
      FDIC and State assessments                                                          99                 55
      Marketing expense                                                                  332                411
      Net other real estate owned expense                                                145                226
      Other operating expense                                                            939                970
                                                                                 -----------        -----------
      Total non-interest expense                                                       7,882              7,628
                                                                                 -----------        -----------
      Income before income tax expense                                                 8,908              7,573
Income tax expense                                                                     3,490              3,054
                                                                                 -----------        -----------
Net Income                                                                       $     5,418        $     4,519

Other comprehensive loss, net of tax :
      Unrealized holding losses arising during the period                                (96)            (1,154)
      Less: reclassification of the portion of realized loss included in
                net income previously included in other comprehensive loss                15                  8
                                                                                 -----------        -----------
      Total other comprehensive loss, net of tax                                         (81)            (1,146)
                                                                                 -----------        -----------
Comprehensive income                                                             $     5,337        $     3,373
                                                                                 ===========        ===========
NET INCOME PER COMMON SHARE, based on the
      weighted average number of common shares
      outstanding during the periods:                                            $      0.61        $      0.51
Weighted average number of common shares outstanding                               8,949,825          8,890,703

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        CATHAY BANCORP, INC. & SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)


                                                                                  (In thousands)
                                                                           ---------------------------
                                                                              1998             1997
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                 $   5,418        $   4,519
Adjustments to reconcile net income to net cash
      provided by operating activities:
          Provision for loan losses                                              900              900
          Provision for losses on other real estate owned                         55              133
          Depreciation                                                           298              348
          Net gain(loss) on sale of other real estate owned                       (9)              76
          Net gain on sales and calls of securities                              (35)              (4)
          Amortization and accretion of investment
                 security premiums, net                                           32              195
          Amortization of goodwill                                               174              (89)
          Decrease in deferred loan fees, net                                    (99)             (19)
          Decrease in accrued interest receivable, net                         1,748            3,930
          (Increase) decrease in other assets, net                             2,555             (905)
          Increase in other liabilities, net                                   6,706            2,691
------------------------------------------------------------------------------------------------------
               Total adjustments                                              12,325            7,256
------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                      17,743           11,775
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                                    (50,513)          (5,086)
Proceeds from maturity and call of securities available-for-sale              50,723           58,935
Purchase of securities held-to-maturity                                       (3,433)         (10,240)
Proceeds from maturity and call of securities held-to-maturity                   738            8,965
Proceeds from sale of securities available-for-sale                            6,424             --
Purchase of mortgage-backed securities available-for-sale                    (24,582)            --
Proceeds from repayments of mortgage-backed securities
      available-for-sale                                                      15,664            1,679
Purchase of mortgage-backed securities held-to-maturity                      (15,057)         (39,546)
Repayments from mortgage-backed securities held-to-maturity                   11,259            2,166
Proceeds from sale of loans                                                     --              1,834
Net increase in loans                                                        (33,952)         (34,441)
Purchase of premises and equipment                                              (472)            (121)
Proceeds from sale of other real estate owned                                    528            2,146
Decrease in investments in real estate                                            44               68
------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                         (42,629)         (13,641)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand deposits, NOW accounts,
      money market and savings deposits                                       (6,124)            (715)
Net increase in time deposits                                                 24,641           10,794
Net decrease in securities sold under agreement to repurchase                 (8,158)          (7,779)
Cash dividends                                                                (1,565)          (1,331)
Proceeds from shares issued to Dividend Reinvestment Plan                        395              333
------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                       9,189            1,302
------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                        (15,697)            (564)
Cash and cash equivalents, beginning of the period                           124,728           75,194
------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of the period                               $ 109,031        $  74,630
------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
      Cash paid during the period for:
          Interest                                                         $  13,450        $  11,678
          Income taxes                                                     $     570        $     680
      Non-cash investing activities:
          Transfers to securities available-for-sale                       $     230        $     630
             within 90 days of maturity
          Net change in unrealized holding gain(loss) on securities
             available-for-sale, net of tax                                $     (81)       $  (1,146)
          Transfers to other real estate owned                             $     786        $     403
          Loans to facilitate the sale of other real estate owned          $    --          $   2,700
------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited condensed consolidated financial statements.

                       CATHAY BANCORP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statement for periods beginning after December 15, 1997, with comparative information for earlier years to be restated. The Company has concluded it is in one segment-banking. Accordingly, the adoption of SFAS No. 131 did not have material effect on the consolidated financial statements or disclosures.

     In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure About Pensions and Other Postretirement Benefits". SFAS No. 132 standardizes the disclosure requirement for pension and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate analysis; and eliminates certain disclosure required by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension" which are no longer useful. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, with comparative information for earlier years to be restated. The impact on the Company of adopting SFAS No. 132 is not expected to be material.

3.   STATEMENT OF COMPREHENSIVE INCOME

     Effective with the quarter ended March 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements and to disclose as a part of shareholders' equity accumulated comprehensive income. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income generally includes net income, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on investments in certain debt and equity securities (i.e., securities available-for-sale).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

     The following discussion is given based on the assumption that the reader has access to the 1997 Annual Report of Cathay Bancorp, Inc. ("Bancorp") and its subsidiary Cathay Bank ("the Bank"), together ("the Company").

RESULTS OF OPERATIONS

     For the first quarter of 1998, the Company reported net income of $5.4 million or $0.61 per common share, compared with $4.5 million or $0.51 per common share for the first quarter of 1997, representing an increase of $0.9 million or 19.9%. Pre-tax income amounted to $8.9 million for the first quarter of 1998, compared with $7.6 million for the same period a year ago, representing an increase of $1.3 million or 17.6%. The increase in 1998 first quarter pre-tax income was attributed to a $1.0 million increase in net interest income before provision for loan losses and a $0.6 million increase in non-interest income while non-interest expense advanced moderately. The annualized return on average assets ("ROA") and return on average stockholders' equity ("ROE") were 1.35% and 15.93%, respectively, compared with 1.22% and 15.32%, respectively, for the first quarter of 1997.

NET INTEREST INCOME

     Net interest income before provision for loan losses totaled $15.7 million for the first quarter of 1998, which represents an increase of $1.0 million or 6.6% over the $14.7 million for the same quarter of 1997. On a taxable equivalent basis, net interest income rose $1.0 million or 6.6% as well to $16.0 million for the first quarter of 1998, compared with $15.0 million for the same quarter of 1997. The increase in net interest income before provision for loan losses was substantially attributable to a $99.8 million growth in the average earning assets, mainly loans. Average net loans amounted to $854.2 million and accounted for 57.9% of average earning assets in the first quarter of 1998, compared with $756.7 million or 55.0% of average earning assets for the same period a year ago. The increase in average loans was primarily funded by time deposits and secondarily demand deposits and securities sold under agreement to repurchase. The increase in volume contributed an additional $2.1 million to net interest income, which was slightly offset by a seven basis point decrease in the average yield on loans despite a 23 basis point increase in the Bank's reference rate in the first quarter of 1998. The keen competition in the Bank's marketplace played an important role in the decrease in the average loan yield. Nevertheless, the taxable equivalent average yield on earning assets advanced 14 basis points from 7.95% a year ago to 8.10% due to higher yields on securities (including available-for-sale and held-to-maturity) and securities purchased under agreement to resell. Meanwhile, cost of funds increased 27 basis points from 3.92% to 4.19% largely due to higher rates paid on time deposits. Consequently, net interest margin, defined as taxable equivalent net interest income to average earning assets, decreased 3 basis points from 4.42% to 4.39% between the first quarter of 1997 and 1998.

NON-INTEREST INCOME

     Non-interest income totaled $2.0 million and $1.4 million for the first quarter of 1998 and 1997, respectively, representing an increase of $612,000 or 44.0% for 1998. The increase in 1998 resulted from: 1) higher letter of credit commissions due to increased transaction volume; 2) higher service charges due to fee increases; 3) income earned in outsourcing the issuing and processing of cashier's checks and money orders; 4) higher fees related to loan documentation and other charges; 5) more securities gains; and 6) higher wire transfer fees.

     The following tables illustrate the components of non-interest income, as well as the amount and percentage changes for the periods indicated:

                                            (Dollars in thousands)
                                Three Months Ended                       Percent
Non-interest income:           03/31/98    03/31/97       Increase        Change
--------------------           --------    --------       --------        ------
Letter of credit commissions   $   444      $   209          $235         112.4%
Service charges                  1,018          816           202          24.8
Other operating income             505          361           144          39.9
Securities Gains                    35            4            31         775.0
                              --------    ---------         -----

  Total non-interest income     $2,002       $1,390          $612          44.0%
                              ========    =========         =====

NON-INTEREST EXPENSE

     Non-interest expense amounted to $7.9 million and $7.6 million, respectively for the first quarter of 1998 and 1997, respectively. The moderate increase of $254,000 or 3.3% in 1998 non-interest expense was primarily attributed to higher salaries and employee benefits of $413,000 due in large part to added personnel to support the newly opened Berkeley/Richmond Branch as well as new officers for northern California branches. All other categories in non-interest expense showed reduction with the exception of FDIC and State assessments and professional services expense both of which advanced slightly.

     The following tables present the components of the non-interest expense with the amount and percentage changes for the periods indicated:

                                                     (Dollars in thousands)
                                          Three Months Ended       Increase      Percent
Non-interest income:                     03/31/98     03/31/97    (Decrease)     Change
                                         --------     --------     --------      ------

Salaries and employee benefits            $4,364       $3,951       $  413        10.5%
Occupancy expense                            653          678          (25)       (3.7)
Computer and equipment expense               595          600           (5)       (0.8)
Professional services expense                755          737           18         2.4
FDIC and State assessments                    99           55           44        80.0
Marketing expense                            332          411          (79)       (19.2)
Net other real estate owned expense          145          226          (81)       (35.8)
Other operating expense                      939          970          (31)       (3.2)
                                         --------     --------     --------
  Total non-interest expense              $7,882       $7,628       $  254         3.3%
                                         ========     ========     ========

FINANCIAL CONDITION

     The Company experienced moderate growth during the first quarter of 1998. Total assets increased $20.1 million to $1,642.6 million; loans, net of deferred loan fees, gained $33.4 million to $895.0 million; investment securities (including available-for-sale and held-to-maturity) advanced $8.7 million to $575.2 million; deposits grew $18.5 million to $1,467.6 million; and stockholders' equity increased $4.2 million to $140.0 million, compared to December 31, 1997.

EARNING ASSET MIX

     Total earning assets amounted to $1,494.9 million at March 31, 1998, compared with $1,495.9 million at year-end 1997. The $940,000 decrease was primarily due to a $42.6 million decrease in securities purchased under agreement to resell offset by a $33.4 million increase in loans, net of deferred fees, and a $8.7 million increase in investment securities (including available-for-sale and held-to-maturity). However, average earning assets increased $99.8 million to $1,476.2 million for the first quarter of 1998, compared with $1,376.4 million for the same quarter a year ago. The Bank continued to experience good loan growth in the first quarter of 1998. Average net loans continued to increase as a percentage of total earning assets from 55.0% for the first quarter of 1997 to 57.9% for the first quarter of 1998, while investment securities (including available-for-sale and held-to-maturity) decreased from 41.9% for the first quarter of 1997 to 38.8% for the same quarter of 1998. This change in the earning asset mix from securities to loans is favorable to net interest income.

     The table below shows the changes in the earning asset mix as of the dates indicated:

                                                                   (Dollars in thousands)
                                                     As of 03/31/98                    As of 12/31/97
Types of earning assets:                            Amount       Percent          Amount       Percent
                                                 ----------       -----        ----------       -----
Federal funds sold and securities purchased
  under agreement to resell                      $   24,400         1.6%       $   67,000         4.5%
Securities available-for-sale                       218,602        14.6           216,158        14.4
Securities held-to-maturity                         356,590        23.8           350,336        23.4
Loans (net of deferred fees)                        894,951        59.9           861,530        57.6
Deposits with banks                                     396         0.1               855         0.1
                                                 ----------       -----        ----------       -----

  Total earning assets                           $1,494,939       100.0%       $1,495,879       100.0%
                                                 ==========       =====        ==========       =====

SECURITIES

     As of March 31, 1998 securities available-for-sale and held-to-maturity increased $2.4 million and $6.3 million, respectively, from $216.2 million and $350.3 million at year-end 1997 to $218.6 million and $356.6 million, respectively. The moderate increase of $8.7 million in the overall investment securities was primarily attributable to healthy loan demand that the Company experienced during the first quarter of 1998. The following tables summarize the composition and maturity distribution of the investment portfolio as of the dates indicated:

                                                            (Dollars in thousands)
SECURITIES AVAILABLE-FOR-SALE:                                 As of 03/31/98
                                     Amortized         Gross             Gross           Estimated
                                        Cost     Unrealized Gains   Unrealized Losses   Fair Value
                                     ---------   ----------------   -----------------   ----------
U.S. Treasury securities             $ 21,014       $      4          $     25            $ 20,993
U.S. government agencies              108,101            233               -0-             108,334
State and municipal securities            230              1               -0-                 231
Mortgage-backed securities             31,215            272                22              31,465
Assets-backed securities               16,167             25               -0-              16,192
Federal Home Loan Bank stock            5,736            -0-               -0-               5,736
Commercial paper                       30,997              3               -0-              31,000
Other securities                        4,644             10                 3               4,651
                                     --------       --------          --------            --------

     Total                           $218,104       $    548          $     50            $218,602
                                     ========       ========          ========            ========

                                                               As of 12/31/97
                                     Amortized         Gross             Gross           Estimated
                                        Cost     Unrealized Gains   Unrealized Losses   Fair Value
                                     ---------   ----------------   -----------------   ----------

U.S. Treasury securities             $ 38,020       $     11          $     60            $ 37,971
U.S. government agencies              113,255             97                46             113,306
Mortgage-backed securities             28,689            685                 6              29,368
Assets-backed securities               19,878             11               -0-              19,889
Federal Home Loan Bank stock            5,653            -0-               -0-               5,653
Commercial paper                        9,971            -0-               -0-               9,971
                                     --------       --------          --------            --------

     Total                           $215,466       $    804          $    112            $216,158
                                     ========       ========          ========            ========

                                                      (Dollars in thousands)
SECURITIES HELD-TO-MATURITY:                             As of 03/31/98
                                  Carrying          Gross                 Gross             Estimated
                                    Value       Unrealized Gains     Unrealized Losses      Fair Value
                                 ----------     ----------------     -----------------      ----------
U.S. Treasury securities          $  26,047        $    368             $    -0-            $  26,415
U.S. government agencies             39,368             384                  -0-               39,752
State and municipal securities       47,696           2,011                   32               49,675
Mortgage-backed securities          234,371           3,140                   72              237,439
Assets-backed securities                187             -0-                    6                  181
Other securities                      8,921             239                  -0-                9,160
                                 ----------     ----------------     -----------------      ----------

     Total                         $356,590          $6,142              $   110             $362,622
                                   ========          ======              =======             ========

                                                          As of 12/31/97
                                  Carrying          Gross                 Gross             Estimated
                                    Value       Unrealized Gains     Unrealized Losses      Fair Value
                                 ----------     ----------------     -----------------      ----------


U.S. Treasury securities          $  26,054        $    354             $    -0-            $  26,408
U.S. government agencies             39,374             291                  -0-               39,665
State and municipal securities       44,497           2,264                  -0-               46,761
Mortgage-backed securities          230,573           2,762                   35              233,300
Assets-backed securities                922             -0-                    6                  916
Other securities                      8,916             221                  -0-                9,137
                                 ----------        --------            ---------           ----------

     Total                         $350,336          $5,892             $     41             $356,187
                                   ========          ======             ========             ========


SECURITIES PORTFOLIO MATURITY DISTRIBUTION:                            (Dollars in thousands)
                                                                       As of March 31, 1998
                                                                         Maturity Schedule
                                          -------------------------------------------------------------------------------
                                                           After 1 But     After 5 But
SECURITIES AVAILABLE-FOR-SALE:            Within 1 Yr     Within 5 Yrs    Within 10Yrs         Over 10Yrs         Total
-----------------------------             -----------     ------------    ------------         ----------      ----------

U.S. Treasury securities                    $  18,977        $   2,016      $       -0-       $       -0-      $  20,993
U.S. government agencies                       30,005           78,329              -0-               -0-        108,334
State and municipal securities                    231              -0-              -0-               -0-            231
Mortgage-backed securities*                       -0-            6,533            6,827            18,105         31,465
Assets-backed securities*                         -0-           16,192              -0-               -0-         16,192
Federal Home Loan Bank stock                    5,736              -0-              -0-               -0-          5,736
Other securities                               31,000              -0-            4,651               -0-         35,651
                                           ----------     ------------       ----------      ------------     ----------

     Total                                  $  85,949         $103,070      $    11,478       $    18,105      $ 218,602
                                            =========         ========        =========         =========       ========

SECURITIES HELD-TO-MATURITY:

U.S. Treasury securities                    $     -0-        $  26,047      $       -0-       $       -0-      $  26,047
U.S. government agencies                          -0-           39,368              -0-               -0-         39,368
State and municipal securities                  1,111            9,741           20,216            16,628         47,696
Mortgage-backed securities*                       -0-           17,492           60,527           156,352        234,371
Assets-backed securities*                         -0-              -0-              -0-               187            187
Corporate bonds                                   -0-            8,921              -0-               -0-          8,921
                                         ------------       ----------     ------------      ------------    -----------

     Total                                  $   1,111        $ 101,569      $    80,743       $   173,167       $356,590
                                           ==========        =========      ===========       ===========       ========

* The mortgage-backed securities and assets-backed securities reflect stated maturities and not anticipated prepayments.

LOANS

     The Bank continued to experience satisfactory loan demand in the first quarter of 1998. Total gross loans increased $33.3 million or 3.9% to $898.6 million as of March 31, 1998, from $865.3 million at year-end 1997. Excluding the $18.1 million investments in banker's acceptances which were included in commercial loans at year-end 1997, total commercial loans increased $19.1 million or 6.0% to $339.2 million at March 31, 1998. Real estate mortgage loans comprised primarily of real estate commercial loans and real estate residential loans, which increased $11.4 million or 3.8% and $8.3 million or 6.1%, respectively, to $315.1 million and $145.3 million, respectively, during the first quarter of 1998. The increase in real estate residential loans was attributable to low interest rates which brought up new purchases and refinancing activities. As of March 31, 1998, construction loans totaled $49.9 million, an increase of $8.2 million or 19.7% over $41.7 million at year-end 1997. Construction loans are made on a selective basis to those projects with good location and experienced, financially strong borrowers. The projects are primarily in southern California and secondarily in northern California and Las Vegas area. The following table sets forth the classification of loans by type and mix as of the dates indicated:

                                                                                 (Dollars in thousands)
                                                                    As of 03/31/98                  As of 12/31/97
Types of loans:                                                  Amount        Percent           Amount        Percent
                                                                --------       -------          --------       -------
Commercial loans                                                $339,210         38.6%          $338,285         40.0%
Real estate mortgage loans                                       478,684         54.5            458,417         54.2
Real estate construction loans                                    49,958          5.7             41,736          4.9
Installment loans                                                 25,866          2.9             26,611          3.1
Other loans                                                        4,920          0.6                267          0.1
                                                                --------        -----           --------        -----
  Total loans - Gross                                            898,638                         865,316
Allowance for loan losses                                        (16,435)        (1.9)           (15,379)        (1.8)
Unamortized deferred loan fees                                    (3,687)        (0.4)            (3,786)        (0.5)
                                                                --------        -----           --------        -----
  Total loans - Net                                             $878,516         100.0%         $846,151         100.0%
                                                                ========         ======         ========        ======

RISK ELEMENTS OF THE LOAN PORTFOLIO

NON-PERFORMING ASSETS

     Non-performing assets were reduced slightly to $31.9 million or 3.5% of total loans plus OREO as of March 31, 1998, compared with $32.5 million or 3.7% of total loans plus OREO at year-end 1997. Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, and OREO. The slight decrease of $613,000 at March 31, 1998 resulted primarily from a reduction of $910,000 in loans past due 90 days or more and still accruing interest offset by a $212,000 increase in OREO. The non-performing loan coverage ratio, defined as the allowance for loan losses to non-performing loans, advanced from 79.85% at year-end 1997 to 89.16% as of March 31, 1998, due to the combination of a $1.1 million increase in the allowance for loans losses and a $825,000 decrease in non-performing loans. The following table presents the breakdown of non-performing assets by categories as of the dates indicated:

                                                              (Dollars in thousands)
                                                As of           As of          As of          As of
Non-Performing Assets:                         03/31/98       12/31/97        09/30/97       06/30/97
                                               --------       --------        --------       --------
Loans past due 90 days or more and
  still accruing interest                      $  1,463       $  2,373        $  3,516       $  4,943
Non-accrual loans                                16,971         16,886          16,841         13,618
                                               --------       --------        --------       --------
  Total non-performing loans                     18,434         19,259          20,357         18,561
Real estate acquired in foreclosure              13,481         13,269          10,063         10,390
                                               --------       --------        --------       --------
  Total non-performing assets                   $31,915        $32,528         $30,420        $28,951
                                                =======        =======         =======        =======
Accruing troubled debt restructurings             4,379          4,874           2,911          3,673
Non-performing assets as a percentage of
  period-end total loans plus OREO                3.50%          3.70%           3.63%          3.60%

     The non-accrual loans of $17.0 million consisted mainly of $10.5 million in commercial real estate loans and $5.3 million in commercial loans. The following tables present the type of properties securing the loans and the type of businesses the borrowers engaged in under commercial real estate and commercial non-accrual loan categories as of the dates indicated:

                                                     (Dollars in thousands)
                                              03/31/98                        12/31/97
                                     --------------------------      -----------------------------
                                                    Non-accrual Loan Balance
                                     --------------------------------------------------------------
                                   Commercial                        Commercial
Type of property:                  Real Estate        Commercial     Real Estate         Commercial
                                   -----------        ----------      -----------        ----------
Single/multi-family residence         $    373         $     266       $      593          $    311
Commercial                               7,993             4,262            8,471             5,095
Motel                                    1,602               -0-            1,350               -0-
Marina                                     -0-               -0-              -0-               -0-
Others                                     534               193              214                73
Unsecured                                  -0-               550              -0-                37
                                     ---------         ---------      -----------         ---------

  Total                               $ 10,502          $  5,271          $10,628          $  5,516
                                       =======          ========          =======          ========

Type of business:

Real estate development               $    -0-          $    615       $      -0-         $     134
Real estate management                   6,315                36            6,303                36
Wholesale                                  678             2,144              430             2,994
Food/Restaurant                            -0-             1,151              -0-             1,190
Import                                     -0-                29              752                 4
Motel                                    1,602               -0-            1,350               -0-
Investments                                406               -0-            1,194               -0-
Industrial                                 199               224              214               263
Clothing                                   373               376              385               441
Others                                     929               696              -0-               454
                                     ---------         ---------        ---------         ---------

  Total                                $10,502          $  5,271        $  10,628          $  5,516
                                     =========          ========        =========          ========

     As shown in the above tables under the commercial real estate loan category as of March 31, 1998, the $8.0 million balance in commercial loans represents eight credits, 97% of which were secured by first trust deeds on commercial buildings and warehouses. The $1.6 million balance in motel loans represents two credits secured by first trust deeds on the respective motels located in Southern California. Under the commercial loan category as of March 31, 1998, the $4.3 million balance consisted of 13 credits. The collateral on these credits include primarily first trust deeds and secondarily second and third trust deeds on commercial buildings and warehouses.

     Troubled debt restructurings were $4.4 million as of March 31, 1998, compared with $4.9 million at year-end 1997, representing a decrease of $495,000 or 10.2%. All of these restructured loans were current under their revised terms as of March 31, 1998.

     There were no loan concentrations to multiple borrowers in similar activities, which exceeded 10% of total loans as of March 31, 1998.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses amounted to $16.4 million or 1.83% of total loans as of March 31, 1998, compared with $15.4 million or 1.78% of total loans at year-end 1997. The following table presents information relating to the allowance for loan losses for the periods indicated:

                                                                              (Dollars in thousands)
                                                                   YTD             YTD            YTD           YTD
Allowance for loan losses:                                       03/31/98       12/31/97        09/30/97      06/30/97

Balance at beginning of period                                   $ 15,379        $13,529         $13,529       $13,529
Provision for loan losses                                             900          3,600           2,700         1,800
Loans charged-off                                                    (147)        (2,139)         (1,568)       (1,346)
Recoveries of charged-off loans                                       303            389             308            43
                                                                 --------       --------        --------      --------
  Balance at end of period                                       $ 16,435       $ 15,379        $ 14,969      $ 14,026
                                                                 ========       ========        ========       =======

Average loans outstanding during the period                      $854,161       $792,176        $780,756      $770,763
Ratio of net charge-offs to average loans
  outstanding during the period (annualized)                      (0.07)%          0.22%           0.22%         0.34%
Provision for loan losses to average loans
  outstanding during the period (annualized)                        0.43%          0.45%           0.46%         0.47%
Allowance to non-performing loans at period-end                    89.16%         79.85%          73.53%        75.57%
Allowance to total loans at period-end                              1.83%          1.78%           1.81%         1.77%

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

                                                                  (Dollars in thousands)
                                                  As of March 31, 1998           As of December 31, 1997
                                              --------------------------------  ------------------------
Impaired loans:                                                 SFAS No. 114                      SFAS No. 114
                                                 Recorded        Impairment        Recorded       Impairment
   Loans with impairment allowance:             Investment        Allowance       Investment       Allowance
                                                ----------       ----------       ----------      ----------
     Commercial                                  $  6,954           $1,307         $  7,784          $1,499
     Commercial real estate                        15,129            2,875           14,027           2,396
     Other                                             59               59               95              95
                                                 --------         --------         --------          ------
       Total loans with impairment allowance     $ 22,142           $4,241         $ 21,906          $3,990
                                                  =======           ======          =======          ======

     Based on the Company's evaluation process and the methodology to determine the level of the allowance for loan losses mentioned previously and the fact that a majority of the Company's non-performing loans are secured, management believes the allowance level as of March 31, 1998 to be adequate to absorb the estimated known and inherent risks identified through its analysis.

OTHER REAL ESTATE OWNED

     The Company's OREO properties, net of valuation allowance, were carried at $13.5 million as of March 31, 1998, compared with those carried at $13.3 million at year-end 1997. During the first quarter of 1998, the Company acquired one property at $786,000 and disposed three properties totaling $775,000 with a net gain of $9,000. As of March 31, 1998, the Bank's OREO properties include commercial buildings, warehouses, land, single family residences and apartments, all of which are located in Southern California.

     The Bank continues to maintain a valuation allowance for the OREO properties in order to record estimated fair value of the properties. Periodic evaluation is performed on each property and corresponding adjustment is made to the valuation allowance. Any decline in value is recognized as non-interest expense in the current period and any balance in the valuation allowance is reversed when the respective property is sold. During the first quarter of 1998, management provided approximately $56,000 to the provision for OREO losses based on new listing prices or new appraisals received bringing the valuation allowance to $881,000 as of March 31, 1998.

DEPOSITS

     Total deposits increased moderately to $1,467.6 million at March 31, 1998, compared with $1,449.1 million at year-end 1997. Of the $18.5 million increase in deposits, $16.0 million came from time deposits over $100,000 ("Jumbo CD's"). This continued growth in Jumbo CD's was primarily a result of the widening of the interest rate spread between time deposits and other interest-bearing deposits. Consequently, the ratio of core deposits (defined as all deposits excluding Jumbo CD's and brokered deposits) to total deposits continued to decline from 62.11% at year-end 1997 to 61.50% at March 31, 1998. There were no brokered deposits as of March 31, 1998.

     Management continues to monitor the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the patrons the Bank is servicing. Although the Bank's Jumbo CD portfolio kept growing, management considers the Bank's Jumbo CD's generally less volatile since 1) a majority of the Bank's Jumbo CD's have been fairly consistent based on statistics which support that a considerable portion of the Jumbo CD's stayed with the Bank for more than two years; 2) the Jumbo CD portfolio continued to be diversified with 3,434 individual accounts owned by 2,409 individual depositors as of February 23, 1998. The balance of the accounts averaged approximately $164,000; and 3) this phenomenon of having relatively higher percentage of Jumbo CD's exists in most of the Asian American banks in the Company's market which is dictated by the fact that the customers in this market tend to have a higher savings rate. However, management has constantly made efforts to discourage the continued growth in Jumbo CD's, such as to diversify the customer base by branch expansion and acquisition, to offer non-competitive interest rates paid on Jumbo CD's and to develop new transaction-based products to attract depositors. The following table illustrates the deposit mix as of the dates indicated:

                                                           (Dollars in thousands)
                                                As of 03/31/98                 As of 12/31/97
                                                --------------                 --------------
Types of deposits:                         Amount            Percent       Amount            Percent
                                           ------            -------       ------            -------
Demand                                   $  169,030           11.5%      $  175,875           12.1%
NOW accounts                                114,458            7.8          111,653            7.7
Money market accounts                        96,090            6.6           94,708            6.6
Savings deposits                            206,825           14.1          210,291           14.5
Time deposits under $100,000                316,141           21.5          307,504           21.2
Time deposits of $100,000 or more           565,094           38.5          549,090           37.9
                                         ----------          -----       ----------          -----

  Total deposits                         $1,467,638          100.0%      $1,449,121          100.0%
                                         ==========          =====       ==========          =====

CAPITAL RESOURCES

     Stockholders' equity amounted to $140.0 million or 8.53% of total assets as of March 31, 1998, compared with $135.9 million or 8.37% of total assets at year-end 1997. The $4.2 million or 3.1% increase in stockholders' equity was primarily due to year-to-date net income of $5.4 million and $395,000 from issuance of additional common shares through Dividend Reinvestment Plan, which were partially offset by a decrease of $81,000 in the unrealized holding gain on securities available-for-sale, net of tax, and dividends paid in the amount of $1.6 million.

     The Company declared a cash dividend of $0.175 per share in January and April of 1998, on 8,941,743 and 8,953,307 shares outstanding, respectively. Total cash dividends paid in 1998, including the $1.6 million paid in April 1998, amounted to $3.2 million.

     Management is committed to retain the Company's capital at a level sufficient to support future growth, to protect depositors, to absorb any unanticipated losses and to comply with various regulatory requirements.

     As presented in the following tables, the Company and the Bank's capital and leverage ratios as of March 31, 1998 continued to be well above the regulatory minimum requirements. The capital ratios of the Bank place it in the "well capitalized" category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0% and Tier 1 leverage capital ratio equal to or greater than 5.0%.

                                                                   (Dollars in thousands)
                                                         Company                            Bank
                                                     As of 03/31/1998                 As of 03/31/1998
                                                     ----------------                 ----------------
                                                  Balance          Percent         Balance          Percent
                                                  -------          -------         -------          -------
Tier 1 capital (to risk-weighted assets)        $  130,398*        11.49%        $  126,491*        11.14%
Tier 1 capital minimum requirement                  45,399          4.00             45,398          4.00
                                                ----------         -----         ----------         -----
  Excess                                        $   84,999          7.49%        $   81,093          7.14%
                                                ==========         =====         ==========         =====

Total capital (to risk-weighted assets)         $  144,613*        12.74%        $  140,706*        12.40%
Total capital minimum requirement                   90,798          8.00             90,797          8.00
                                                ----------         -----         ----------         -----
  Excess                                        $   53,815          4.74%        $   49,909          4.40%
                                                ==========         =====         ==========         =====

Risk-weighted assets                            $1,134,971                       $1,134,960

Tier 1 capital (to average assets)
     - Leverage ratio                           $  130,398*         8.03%        $  126,491*         7.79%
Minimum leverage requirement                        64,927          4.00             64,927          4.00
                                                ----------         -----         ----------         -----
  Excess                                        $   65,471          4.03%        $   61,564          3.79%
                                                ==========         =====         ==========         =====

Total average assets                            $1,623,173                       $1,623,167

* Excluding the unrealized holding gains on securities available-for-sale of $289,000, and goodwill of $9,356,000.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

     The Company manages its assets and liabilities to maximize its net interest income through growth opportunities and competitive pricing, while striving to minimize its market risk and to maintain adequate liquidity to meet the maturing financial obligations and customer credit needs. The Company can but is not utilizing hedging instruments currently to maintain and/or augment its spread, as management believes that it is not cost-effective at this time.

     The market risks to the Company are the risks that are by nature of its activities and the economic environment. The principal market risk to the Company is the interest rate risk inherent in its lending, investing and deposit taking activities, due to the fact that interest-earning assets and interest-bearing liabilities of the Company do not change at the same speed, to the same extent, or on the same basis.

     The Company actively monitors and manages its interest rate risk through analyzing the repricing characteristics of its loans, securities, and deposits on an on-going basis. The primary objective is to minimize the adverse effects of changes in interest rates on its earnings and ultimately the underlying market value of equity while structuring the Company's asset-liability composition to obtain the maximum spread. Management uses certain basic measurement tools in conjunction with established risk limits to regulate its interest rate exposure. Because of the limitation inherent in any individual risk management tool, the Company uses both an interest rate sensitivity analysis and a simulation model to measure and quantify the impact to the Company's profitability or the market value of its assets and liabilities.

     The interest rate sensitivity analysis measures the Company's exposure to differential changes in interest rates between assets and liabilities. This analysis details the expected maturity and repricing opportunities mismatch or sensitivity gap between interest-earning assets and interest-bearing liabilities over a specified timeframe. A positive gap exists when rate sensitive assets which reprice over a given time period exceed rate sensitive liabilities. During periods of increasing interest rates environment, net interest margin may be enhanced with a positive gap. Contrarily, a negative gap exists when rate sensitive liabilities which reprice over a given time period exceed rate sensitive assets. During periods of increasing interest rate environment, net interest margin may be impaired. As of March 31, 1998, the Company was asset sensitive with a cumulative gap ratio of a positive 9.36% within three months, and liability sensitive with a cumulative gap ratio of a negative 18.67% within a 1-year period, compared to a positive 17.28% within three months, and a negative 10.49% within a 1-year period as of December 31, 1997.

     Since interest rate sensitivity analysis does not measure the timing differences in the repricing of asset and liabilities, the Company uses a simulation model to quantity the extent of the differences in the behavior of the lending and funding rates, so as to project future earnings or market values under alternative interest scenarios.

     The simulation measures the volatility of net interest income and market value of equity under immediate rising or falling interest rate scenarios in 100 basis point increments. The Company establishes a tolerance level in its policy to define and limit interest income volatility to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. When the tolerance level is met or exceeded, the Company then seeks corrective action after considering among other things market conditions, customer reaction and the estimated impact on profitability. As of March 31, 1998, the Company's interest income volatility was within the Company's established tolerance level.

     The Company derives liquidity primarily from various types of deposits. The Company's principal sources of liquidity have been growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, and repayments from securities and loans. The Company's liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) stood at 45.24% as of March 31, 1998, compared to 45.59% at year-end 1997.

     The Bank maintains a total credit line of $45 million for Federal funds with three correspondent banks, a repo line of $30 million with a brokerage firm and a total retail certificate of deposit line of approximately $213 million with three brokerage firms. Moreover, the Bank is a shareholder of Federal Home Loan Bank (FHLB) which enables the Bank to have access to lower cost FHLB financing when and if necessary. Management believes all the above-mentioned sources will provide adequate liquidity to the Company to meet its daily operating needs.

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

    Exhibit:

    10.4   Cathay Bancorp, Inc. Equity Incentive Plan

    27     Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Cathay Bancorp, Inc.
                                        (Registrant)






Date:  May 13, 1998                     DUNSON K. CHENG
       ------------                     -----------------------
                                        Dunson K. Cheng
                                        Chairman and President






Date:  May 13, 1998                     ANTHONY M. TANG
       ------------                     -----------------------
                                        Anthony M. Tang
                                        Chief Financial Officer