Form 10-Q
period 1998-06-30
CATHAY BANCORP INC
filed 1998-08-14
CIK 861842

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1998
                               --------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________


Commission file number                      0-18630
                        ---------------------------------------------------

                              CATHAY BANCORP, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                     95-4274680
    (State of other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)


777 North Broadway, Los Angeles, California                      90012
--------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (213) 625-4700
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

                                           Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common stock, $.01 par value, 8,965,315 shares outstanding as of June 30, 1998.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION ....................................................................................            3

        Item 1. Financial Statements ..............................................................................          4-6

                Notes to Condensed Consolidated Financial Statements ..............................................          7-8

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations .....................................................          9-19


PART II - OTHER INFORMATION .......................................................................................          20-21

        Item 1. Legal Proceedings .................................................................................          20-21
        Item 2. Changes in Securities .............................................................................          20-21
        Item 3. Defaults upon Senior Securities ...................................................................          20-21
        Item 4. Submission of Matters to a Vote of Security Holders ...............................................          20-21
        Item 5. Other Information .................................................................................          20-21
        Item 6. Exhibits and Reports on Form 8-K ..................................................................          20-21

SIGNATURES.........................................................................................................             22

                         PART I - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                      CATHAY BANCORP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   As of June 30, 1998 and December 31, 1997
                   (in thousands, except for per share data)


                                                                       June 30, 1998       Dec. 31, 1997
                                                                        (unaudited)         (unaudited)
                                                                       -------------       -------------
ASSETS
Cash and due from banks                                                $      60,472       $      57,728
Federal funds sold and securities purchased under
  agreement to resell                                                         52,000              67,000
                                                                       -------------       -------------

    Cash and cash equivalents                                                112,472             124,728
Securities available-for-sale (with amortized costs of
   $188,530 in 1998 and $215,466 in 1997)                                    189,981             216,158
Securities held-to-maturity (with estimated fair
    values of $380,447 in 1998 and $356,187 in 1997)                         374,129             350,336
Loans (net of allowance for loan losses of
    $16,514 in 1998 and $15,379 in 1997)                                     894,187             846,151
Other real estate owned, net                                                  12,889              13,269
Investments in real estate, net                                                1,565               1,654
Premises and equipment, net                                                   25,523              25,202
Customers' liability on acceptance                                            13,796              10,296
Accrued interest receivable                                                   12,551              12,246
Goodwill                                                                       8,928               9,530
Other assets                                                                  10,636              12,892
                                                                       -------------       -------------

    Total assets                                                       $   1,656,657       $   1,622,462
                                                                       =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
    Non-interest bearing demand deposits                               $     171,082       $     175,875
    Interest bearing accounts
        NOW accounts                                                         113,349             111,653
        Money market deposits                                                 95,636              94,708
        Savings deposits                                                     205,482             210,291
        Time deposits under $100,000                                         320,133             307,504
        Time deposits of $100,000 or more                                    572,106             549,090
                                                                       -------------       -------------

    Total deposits                                                         1,477,788           1,449,121
Securities sold under agreements to repurchase                                13,780              23,419
Acceptances outstanding                                                       13,796              10,296
Other liabilities                                                              5,820               3,749
                                                                       -------------       -------------

    Total liabilities                                                      1,511,184           1,486,585
Commitments and contingencies
Stockholders' equity
    Preferred stock, $.01 par value; 10,000,000
        shares authorized, none issued                                            --                  --
    Common stock, $.01 par value; 25,000,000 shares
        authorized, 8,965,315 and 8,941,743 shares issued and
        outstanding in 1998 and 1997, respectively                                90                  89
    Additional paid-in-capital                                                62,089              61,271
    Accumulated other comprehensive income                                       841                 370
    Retained earnings                                                         82,453              74,147
                                                                       -------------       -------------

    Total stockholders' equity                                               145,473             135,877
                                                                       -------------       -------------

    Total liabilities and stockholders' equity                         $   1,656,657       $   1,622,462
                                                                       =============       =============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CATHAY BANCORP, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                   (In thousands, except for per share data)
                                  (unaudited)


                                                                   2nd Qtr         2nd Qtr           YTD             YTD
                                                                  June 1998       June 1997       June 1998        June 1997
                                                                 -----------     -----------     -----------      -----------
INTEREST INCOME
     Interest and fees on loans                                  $    20,352     $    18,435     $    39,906      $    35,894
     Interest on securities available-for-sale                         3,395           4,666           6,593           10,108
     Interest on securities held-to-maturity                           5,738           4,266          11,458            7,505
     Interest on Federal funds sold and securities purchased
                   under agreement to resell                             737             233           1,439              809
     Interest on deposits with banks                                      12              --              17               --
                                                                 -----------     -----------     -----------      -----------

     Total interest income                                            30,234          27,600          59,413           54,316
                                                                 -----------     -----------     -----------      -----------

INTEREST EXPENSE
     Time deposits of $100,000 or more                                 7,605           6,517          14,978           12,496
     Other deposits                                                    5,901           5,788          11,757           11,791
     Other borrowed funds                                                576              40             838               63
                                                                 -----------     -----------     -----------      -----------

     Total interest expense                                           14,082          12,345          27,573           24,350
                                                                 -----------     -----------     -----------      -----------

     Net interest income before provision for loan losses             16,152          15,255          31,840           29,966
     Provision for loan losses                                           900             900           1,800            1,800
                                                                 -----------     -----------     -----------      -----------

     Net interest income after provision for loan losses              15,252          14,355          30,040           28,166
                                                                 -----------     -----------     -----------      -----------

NON-INTEREST INCOME
     Securities gains                                                     --              --              35                4
     Letter of credit commissions                                        511             396             955              605
     Service charges                                                   1,034             848           2,052            1,664
     Other operating income                                              794             386           1,299              747
                                                                 -----------     -----------     -----------      -----------

     Total non-interest income                                         2,339           1,630           4,341            3,020
                                                                 -----------     -----------     -----------      -----------

NON-INTEREST EXPENSE
     Salaries and employee benefits                                    4,447           4,029           8,811            7,980
     Occupancy expense                                                   603             753           1,256            1,431
     Computer and equipment expense                                      604             552           1,199            1,152
     Professional services expense                                       902             841           1,657            1,578
     FDIC and State assessments                                          101              96             200              151
     Marketing expense                                                   333             405             665              816
     Net other real estate owned expense                                  --             220              --              446
     Other operating expense                                             674           1,005           1,758            1,975
                                                                 -----------     -----------     -----------      -----------

     Total non-interest expense                                        7,664           7,901          15,546           15,529
                                                                 -----------     -----------     -----------      -----------

     Income before income tax expense                                  9,927           8,084          18,835           15,657
Income tax expense                                                     3,906           3,205           7,396            6,259
                                                                 -----------     -----------     -----------      -----------

Net Income                                                       $     6,021     $     4,879     $    11,439      $     9,398

Other comprehensive income, net of tax:
     Unrealized holding gain arising during the period                   552           1,424             456              270
     Less: reclassification of the portion of realized
     'loss(gain) included in net income previously
             included in other comprehensive gain                         --              22             (15)              14
                                                                 -----------     -----------     -----------      -----------
     Total other comprehensive gain, net of tax                          552           1,402             471              256
                                                                 -----------     -----------     -----------      -----------
Total comprehensive income                                       $     6,573     $     6,281     $    11,910      $     9,654
                                                                 ===========     ===========     ===========      ===========

BASIC NET INCOME PER COMMON SHARE, based
     on the weighted average number of common shares
     outstanding during the periods:                             $      0.67     $      0.55            1.28             1.06
Weighted average number of common shares outstanding               8,962,147       8,908,789       8,956,020        8,899,796


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       CATHAY BANCORP, INC. & SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)


                                                                                       (In thousands)
                                                                                 ----------------------------
                                                                                     1998           1997
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                       $      11,439  $       9,398
Adjustments to reconcile net income to net cash
      provided by operating activities:
           Provision for loan losses                                                     1,800          1,800
           Provision for losses on other real estate owned                                  56            275
           Depreciation                                                                    610            676
           Net (gain) loss on sale of other real estate owned                             (199)            48
           Net gain on sales of premises and equipment                                      (2)            --
           Net gain on sales and calls of securities                                       (35)            (4)
           Amortization and accretion of investment
                  security premiums, net                                                   144            312
           Amortization of goodwill                                                        602            106
           Increase in deferred loan fees, net                                             113             28
           (Increase) decrease in accrued interest receivable, net                        (305)           311
           (Increase) decrease in other assets, net                                      2,256         (1,716)
           Increase in other liabilities, net                                            2,071            304
-------------------------------------------------------------------------------------------------------------
                Total adjustments                                                        7,111          2,140
-------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                               18,550         11,538
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                                             (291,318)       (25,006)
Proceeds from maturity and call of securities available-for-sale                       317,759         81,839
Purchase of securities held-to-maturity                                                 (5,193)       (10,239)
Proceeds from maturity and call of securities held-to-maturity                           1,130          9,747
Proceeds from sale of securities available-for-sale                                      6,424             --
Purchase of mortgage-backed securities available-for-sale                              (24,581)            --
Proceeds from repayments of mortgage-backed securities
      available-for-sale                                                                18,634          2,985
Purchase of mortgage-backed securities held-to-maturity                                (51,305)       (60,592)
Repayments from mortgage-backed securities held-to-maturity                             31,196          4,995
Proceeds from sale of loans                                                                 --          1,834
Purchase of loans                                                                       (6,782)            --
Net increase in loans                                                                  (44,445)       (30,203)
Purchase of premises and equipment                                                        (931)          (350)
Proceeds from sale of equipment                                                              2             --
Proceeds from sale of other real estate owned                                            1,801          3,233
Decrease in investments in real estate                                                      89            137
-------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                                  (47,520)       (21,620)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW accounts,
      money market and savings deposits                                                 (6,978)         6,819
Net increase in time deposits                                                           35,645         20,115
Net decrease in securities sold under agreements to repurchase                          (9,639)        (7,078)
Cash dividends                                                                          (3,132)        (2,666)
Proceeds from shares issued to Dividend Reinvestment Plan                                  818            709
-------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                               16,714         17,899
-------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                       (12,256)         7,817
Cash and cash equivalents, beginning of the period                                     124,728         75,194
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of the period                                     $     112,472  $      83,011
-------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
Cash paid during the period
      for:
           Interest                                                              $      27,644  $      23,949
           Income taxes                                                          $       6,770  $       6,316
      Non-cash investing activities:
           Transfers to securities available-for-sale                            $         365  $         630
              within 90 days of maturity
           Net change in unrealized holding gain on securities
              available-for-sale, net of tax                                     $         471  $         256
           Transfers to other real estate owned                                  $       2,714  $       1,742
           Loans to facilitate the sale of other real estate owned               $       1,436  $       6,650
-------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited condensed consolidated financial statements.

                       CATHAY BANCORP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

    In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure About Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirement for pension and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate analysis; and eliminates certain disclosure required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension" which are no longer useful. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, with comparative information for earlier years to be restated. The impact on the Company of adopting SFAS No. 132 is not expected to be material.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

    Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133 amends FASB Statement No. 52, "Foreign Currency Translation," to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes FASB Statements No. 80, "Accounting for Futures Contracts," No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." It amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments, to include in Statement 107 the disclosure provisions about concentrations of credit risk from Statement 105. This Statement also nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not determined the effect of implementing this Statement.

3.  STATEMENT OF COMPREHENSIVE INCOME

    Effective with the quarter ended March 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements and to disclose as a part of shareholders' equity accumulated comprehensive income. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income generally includes net income, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on investments in certain debt and equity securities (i.e., securities available-for-sale).

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


    The following discussion is given based on the assumption that the reader has access to the 1997 Annual Report of Cathay Bancorp, Inc. ("Bancorp") and its subsidiary Cathay Bank ("the Bank"), together ("the Company").


RESULTS OF OPERATIONS

    For the second quarter of 1998, the Company reported net income of $6.0 million or $0.67 per common share, compared to $4.9 million or $0.55 per common share for the second quarter of 1997, representing an increase of $1.1 million or 23.4%. Income before income tax expense amounted to $9.9 million for the second quarter of 1998, an increase of $1.8 million or 22.8% over the $8.1 million for the same quarter a year ago. The increase was attributed to a $897,000 increase in net interest income before provision for loan losses and a $709,000 increase in non-interest income while non-interest expense decreased $237,000. The annualized return on average assets ("ROA") and return on average stockholders' equity ("ROE") were 1.46% and 16.92%, respectively, for the second quarter of 1998, compared to 1.29% and 15.85%, respectively, for the second quarter of 1997.

    For the six month ended June 30, 1998, the Company reported net income of $11.4 million or $1.28 per common share, compared to $9.4 million or $1.06 per common share for the same period a year ago. This represents an increase of $2.0 million or 21.7%. Income before income tax expense amounted to $18.8 million and $15.6 million, respectively, for the six months ended June 30, 1998 and 1997. The $3.2 million or 20.3% increase came from a $1.9 million increase in net interest income before provision for loan losses and a $1.3 million increase in non-interest income. The annualized ROA and ROE for the first six months of 1998 were 1.41% and 16.40%, respectively, compared to 1.25% and 15.50% for the same period in 1997.

NET INTEREST INCOME

    Net interest income before provision for loan losses totaled $31.8 million for the first six months of 1998, which represents an increase of $1.9 million or 6.3% over the $29.9 million for the same period of 1997. On a taxable equivalent basis, net interest income rose $1.9 million as well or 6.2% to $32.4 million for the first six months of 1998, compared to $30.5 million for the same period a year ago. The increase in net interest income before provision for loan losses was substantially attributable to a $127.4 million growth in the average interest-earning assets, primarily in loans. Average net loans amounted to $869.6 million and accounted for 57.9% of average interest-earning assets in the first six months of 1998, compared to $770.8 million or 56.0% of average interest-earning assets for the same period a year ago. The increase in average loans was primarily funded by time deposits. The increase in volume contributed an additional $4.0 million to net interest income, which was slightly offset by a 14 basis point decrease in the average yield on loans despite a 12 basis point increase in the Bank's reference rate in the first six months of 1998. The keen competition in the Bank's marketplace played an important role in the decrease in the average loan yield. The taxable equivalent average yield on earning assets remained approximately at the same level at 8.06% and 8.05% for the first six months of 1998 and 1997, respectively, while cost of funds increased 23 basis points from 3.96% in 1997 to 4.19% in 1998 largely due to higher average rates on time deposits from 5.01% to 5.16% coupled with higher average rates on securities sold under agreement to repurchase. Consequently, net interest margin, defined as taxable equivalent net interest income to average earning assets, declined 12 basis points from 4.48% to 4.36% between the first six months of 1997 and 1998.

    For the second quarter of 1998, net interest income before provision for loan losses totaled $16.2 million, compared to $15.3 million for the same quarter of 1997. This represents an increase of $897,000 or 5.9%. On a taxable equivalent basis, net interest income was up $940,000 or 6.1% to $16.4 million for the second quarter of 1998, compared to $15.5 million for the same quarter of 1997.

An increase of $152.4 million in average earning assets essentially accounted for the increase in the quarterly net interest income. The taxable equivalent average yield on earning assets decreased 11 basis points in the second quarter of 1998 to 8.01% compared to 8.12% for the same quarter a year ago, primarily resulting from a decrease of 17 basis points in average loan yield. Meanwhile, cost of funds advanced 20 basis points from 4.00% a year ago to 4.20% for the second quarter of 1998. Therefore, net interest margin decreased 20 basis points from 4.52% to 4.32% between the second quarter of 1997 and 1998.

NON-INTEREST INCOME

    For the first six months of 1998, non-interest income amounted to $4.3 million, compared to $3.0 million for the same period a year ago. This represents an increase of $1.3 million or 43.7%. The increase in 1998 non-interest income resulted from: 1) higher service charges due to fee increases; 2) higher letter of credit commissions due to increased transaction volume; 3) income from other real estate owned ("OREO") and real estate investment; 4) income earned in outsourcing the issuing and processing of cashier's checks and money orders; and 5) higher fees related to loan documentation and other charges.

    On a quarterly basis, non-interest income totaled $2.3 million and $1.6 million for the second quarter of 1998 and 1997, respectively. The increase of $709,000 or 43.5% was attributable significantly to the same factors discussed above.

    The following tables illustrate the components of non-interest income, as well as the amount and percentage changes for the periods indicated:


                                                                                   (Dollars in thousands)
                                                                     -------------------------------------------------------------
                                                                           Six Months Ended
                                                                     -----------------------------     Increase        Percent
Non-interest income:                                                   06/30/98         06/30/97      (Decrease)        Change
                                                                     -------------   -------------   -------------   -------------
Securities Gains                                                     $          35   $           4   $          31           775.0%
Letter of credit commissions                                                   955             605             350            57.9
Service charges                                                              2,052           1,664             388            23.3
Other operating income                                                       1,299             747             552            73.9
                                                                     -------------   -------------   -------------

  Total non-interest income                                          $       4,341   $       3,020   $       1,321            43.7%
                                                                     =============   =============   =============


                                                                       2nd Qtr          2nd Qtr.        Increase       Percent
Non-interest income:                                                     1998            1997          (Decrease)       Change
                                                                     -------------   -------------   -------------   -------------
Letter of credit commissions                                         $         511   $         396   $         115            29.0%
Service charges                                                              1,034             848             186            21.9
Other operating income                                                         794             386             408           105.7
                                                                     -------------   -------------   -------------

  Total non-interest income                                          $       2,339   $       1,630   $         709            43.5%
                                                                     =============   =============   =============


NON-INTEREST EXPENSE

    Non-interest expense totaled $15.5 million for the first six months of 1998, approximately the same as that for the same period of 1997. The more notable items in non-interest expense were: (1) salaries and employee benefits which increased $831,000 or 10.4% due to added personnel to support the newly opened Berkeley/Richmond Branch as well as new officers for northern California branches plus annual salary increases; (2) a $446,000 decrease in OREO expense; and (3) a $124,000 decrease in real estate investment expense which is included in other operating expense. The efficiency ratio, defined as non-interest expense divided by net interest income before provision for loan losses plus non-interest income, was 42.97% for the six months ended June 30, 1998 compared to 47.08% for the same period in 1997.

    Quarterly, non-interest expense totaled $7.7 million and $7.9 million for the second quarter of 1998 and 1997, respectively. The lower quarterly non-interest expense in 1998 was attributable to decreases in OREO expense, occupancy expense and marketing expense offset by increases in salaries and employee benefits, professional services expense and computer and equipment expense. The efficiency ratios for the second quarter of 1998 and 1997 were 41.45% and 46.79%, respectively.

    The following tables present the components of the non-interest expense with the amount and percentage changes for the periods indicated:


                                                                         (Dollars in thousands)
                                                    -----------------------------------------------------------------
                                                          Six Months Ended
                                                    ------------------------------       Increase         Percent
Non-interest expense:                                 06/30/98          06/30/97        (Decrease)         Change
                                                    -------------    -------------     -------------    -------------
Salaries and employee benefits                      $       8,811    $       7,980    $         831              10.4%
Occupancy expense                                           1,256            1,431             (175)            (12.2)
Computer and equipment expense                              1,199            1,152               47               4.1
Professional services expense                               1,657            1,578               79               5.0
FDIC and State assessments                                    200              151               49              32.5
Marketing expense                                             665              816             (151)            (18.5)
Net other real estate owned expense                           -0-              446             (446)           (100.0)
Other operating expense                                     1,758            1,975             (217)            (11.0)
                                                    -------------    -------------     -------------

   Total non-interest expense                       $      15,546    $      15,529    $          17               0.1%
                                                    =============    =============     =============


                                                      2nd Qtr          2nd Qtr.           Increase        Percent
Non-interest expense:                                   1998             1997            (Decrease)        Change
                                                    -------------    -------------     -------------    -------------
Salaries and employee benefits                      $       4,447    $       4,029    $         418              10.4%
Occupancy expense                                             603              753             (150)            (19.9)
Computer and equipment expense                                604              552               52               9.4
Professional services expense                                 902              841               61               7.3
FDIC and State assessments                                    101               96                5               5.2
Marketing expense                                             333              405              (72)            (17.8)
Net other real estate owned expense                           -0-              220             (220)           (100.0)
Other operating expense                                       674            1,005             (331)            (32.9)
                                                    -------------    -------------     -------------
  Total non-interest expense                        $       7,664    $       7,901    $        (237)             (3.0)%
                                                    =============    =============     =============


FINANCIAL CONDITION

    The Company experienced moderate growth during the first six months of 1998. As of June 30, 1998, total assets increased $34.2 million to $1,656.7 million; loans, net of deferred loan fees, grew $49.2 million to $910.7 million; investment securities (including available-for-sale and held-to-maturity) decreased $2.4 million to $564.1 million; deposits grew $28.7 million to $1,477.8 million; and stockholders' equity increased $9.6 million to $145.5 million, compared to December 31, 1997.

EARNING ASSET MIX

    Total earning assets amounted to $1,528.2 million at June 30, 1998, compared with $1,495.9 million at year-end 1997, representing an increase of $32.3 million or 2.2%. The increase was primarily due to a $49.2 million increase in loans, net of deferred fees, offset by a $15.0 million decrease in securities purchased under agreement to resell and a slight decrease in investment securities (including available-for-sale and held-to-maturity). On an average basis, interest-earning assets amounted to $1,502.7 million for the first six months of 1998 compared to $1,375.3 million for the same period in 1997, an increase of $127.4 million. As a result of continued loan demand in the first six months of 1998, average net loans continued to increase as a percentage of total interest-earning assets from 56.0% for the first six months of 1997 to 57.9% for the same period of 1998, while investment securities (including available-for-sale and held-to-maturity) decreased from 41.8% for the first six months of 1997 to 38.8% for the same period of 1998. The change in the earning asset mix from securities to loans is generally favorable to net interest income.

    The table below shows the changes in the earning asset mix as of the dates indicated:


                                                                            (Dollars in thousands)
                                                     ---------------------------------------------------------------------
                                                                As of 06/30/98                    As of 12/31/97
                                                     ---------------------------------   ---------------------------------
Types of earning assets:                                 Amount             Percent          Amount            Percent
                                                     -------------       -------------   -------------       -------------
Federal funds sold and securities purchased
  under agreement to resell                          $      52,000                 3.4%  $      67,000                 4.5%
Securities available-for-sale                              189,981                12.4         216,158                14.4
Securities held-to-maturity                                374,129                24.5         350,336                23.4
Loans (net of deferred fees)                               910,701                59.6         861,530                57.6
Deposits with banks                                          1,344                 0.1             855                 0.1
                                                     -------------       -------------   -------------       -------------

  Total earning assets                               $   1,528,155               100.0%  $   1,495,879               100.0%
                                                     =============       =============   =============       =============


SECURITIES

    As of June 30, 1998 securities available-for-sale decreased $26.2 million to $190.0 million while securities held-to-maturity increased $23.8 million to $374.1 million from the year-end 1997 levels. Combined together, investment securities at June 30, 1998 decreased $2.4 million to $564.1 million from $566.5 million at year-end 1997. The slight decrease in investment securities was primarily attributable to increasing loan demand that the Company experienced during the first six months of 1998. The following tables summarize the composition and maturity distribution of the investment portfolio as of the dates indicated:


                                                                     (Dollars in thousands)
SECURITIES AVAILABLE-FOR-SALE:                                          As of 06/30/98
                                   -----------------------------------------------------------------------------------------------
                                        Amortized                Gross                 Gross
                                           Cost             Unrealized Gains      Unrealized Losses                Fair Value
                                   --------------------   --------------------   --------------------         --------------------
U.S. Treasury securities           $             20,008   $                  7   $                 22         $             19,993
U.S. government agencies                        107,908                    479                    -0-                      108,387
State and municipal securities                    9,130                    100                    -0-                        9,230
Mortgage-backed securities                       28,241                    771                     25                       28,987
Assets-backed securities                         12,782                     46                    -0-                       12,828
Federal Home Loan Bank stock                      5,819                    -0-                    -0-                        5,819
Other securities                                  4,642                     95                    -0-                        4,737
                                   --------------------   --------------------   --------------------         --------------------
    Total                          $            188,530   $              1,498   $                 47         $            189,981
                                   ====================   ====================   ====================         ====================


                                                                                As of 12/31/97
                                           -----------------------------------------------------------------------------------------
                                                 Amortized               Gross                  Gross
                                                   Cost            Unrealized Gains       Unrealized Losses           Fair Value
                                           --------------------   --------------------   --------------------   --------------------
U.S. Treasury securities                   $             38,020   $                 11   $                 60   $             37,971
U.S. government agencies                                113,255                     97                     46                113,306
Mortgage-backed securities                               28,689                    685                      6                 29,368
Assets-backed securities                                 19,878                     11                    -0-                 19,889
Federal Home Loan Bank stock                              5,653                    -0-                    -0-                  5,653
Commercial paper                                          9,971                    -0-                    -0-                  9,971
                                           --------------------   --------------------   --------------------   --------------------

    Total                                  $            215,466   $                804   $                112   $            216,158
                                           ====================   ====================   ====================   ====================

                                                                            (Dollars in thousands)
SECURITIES HELD-TO-MATURITY:                                                    As of 06/30/98
                                           -----------------------------------------------------------------------------------------
                                                  Carrying               Gross                  Gross               Estimated
                                                   Value            Unrealized Gains       Unrealized Losses        Fair Value
                                           --------------------   --------------------   --------------------   --------------------
U.S. Treasury securities                   $             26,041   $                396   $                -0-   $             26,437
U.S. government agencies                                 39,360                    387                    -0-                 39,747
State and municipal securities                           49,107                  1,994                     20                 51,081
Mortgage-backed securities                              250,696                  3,316                     27                253,985
Other securities                                          8,925                    272                    -0-                  9,197
                                           --------------------   --------------------   --------------------   --------------------

    Total                                  $            374,129   $              6,365   $                 47   $            380,447
                                           ====================   ====================   ====================   ====================


                                                                                 As of 12/31/97
                                           -----------------------------------------------------------------------------------------
                                                  Carrying               Gross                 Gross                 Estimated
                                                   Value            Unrealized Gains      Unrealized Losses          Fair Value
                                           --------------------   --------------------   --------------------   --------------------
U.S. Treasury securities                   $             26,054   $                354   $                -0-   $             26,408
U.S. government agencies                                 39,374                    291                    -0-                 39,665
State and municipal securities                           44,497                  2,264                    -0-                 46,761
Mortgage-backed securities                              230,573                  2,762                     35                233,300
Assets-backed securities                                    922                    -0-                      6                    916
Other securities                                          8,916                    221                    -0-                  9,137
                                           --------------------   --------------------   --------------------   --------------------
    Total                                  $            350,336   $              5,892   $                 41   $            356,187
                                           ====================   ====================   ====================   ====================


SECURITIES PORTFOLIO MATURITY DISTRIBUTION:                         (Dollars in thousands)
                                                                      As of June 30, 1998
                                                                        Maturity Schedule
                                        ------------------------------------------------------------------------------------
                                                         After 1 But       After 5 But
SECURITIES AVAILABLE-FOR-SALE:          Within 1 Yr      Within 5 Yrs      Within 10Yrs      Over 10Yrs            Total
                                        ------------     ------------      ------------     ------------        ------------
U.S. Treasury securities                $     19,993     $        -0-      $        -0-     $        -0-        $     19,993
U.S. government agencies                      32,058           76,329               -0-              -0-             108,387
State and municipal securities                 6,136              -0-             3,094              -0-               9,230
Mortgage-backed securities*                      -0-            5,939             5,913           17,135              28,987
Assets-backed securities*                        -0-           12,828               -0-              -0-              12,828
Federal Home Loan Bank stock                   5,819              -0-               -0-              -0-               5,819
Other securities                                 -0-              -0-             4,737              -0-               4,737
                                        ------------     ------------      ------------     ------------        ------------

    Total                               $     64,006     $     95,096      $     13,744     $     17,135        $    189,981
                                        ============     ============      ============     ============        ============

SECURITIES HELD-TO-MATURITY:

U.S. Treasury securities                $        -0-     $     26,041      $        -0-     $        -0-        $     26,041
U.S. government agencies                         -0-           39,360               -0-              -0-              39,360
State and municipal securities                 1,236            9,553            21,321           16,997              49,107
Mortgage-backed securities*                      -0-           15,540            67,207          167,949             250,696
Corporate bonds                                  -0-            8,925               -0-              -0-               8,925
                                        ------------     ------------      ------------     ------------        ------------
    Total                               $      1,236     $     99,419      $     88,528     $    184,946        $    374,129
                                        ============     ============      ============     ============        ============


* The mortgage-backed securities and assets-backed securities reflect stated maturities and not anticipated prepayments.

LOANS

    The Bank continued to experience satisfying loan demand in the first six months of 1998. Total gross loans increased $49.3 million or 5.7% to $914.6 million as of June 30, 1998, from $865.3 million at year-end 1997. Excluding the $18.1 million investments in banker's acceptances which were included in commercial loans at year-end 1997, total commercial loans increased $27.3 million or 8.5% to $347.5 million at June 30, 1998. Real estate mortgage loans consisted primarily of real estate commercial loans and real estate residential loans, which increased $23.0 million or 7.6% and $15.7 million or 11.5%, respectively, to $326.7 million and $152.7 million, respectively, during the first six months of 1998. The increase in real estate residential loans was highly attributable to low interest rates which brought up new purchases and refinancing activities. The following table sets forth the classification of loans by type and mix as of the dates indicated:


                                                                 (Dollars in thousands)
                                        --------------------------------------------------------------------------
                                                 As of 06/30/98                           As of 12/31/97
                                        ---------------------------------        ---------------------------------
Types of loans:                            Amount             Percent               Amount             Percent
                                        -------------       -------------        -------------       -------------
Commercial loans                        $     347,490                38.9%       $     338,285                40.0%
Real estate mortgage loans                    498,358                55.7              458,417                54.2
Real estate construction loans                 40,773                 4.6               41,736                 4.9
Installment loans                              28,076                 3.1               26,611                 3.1
Other loans                                       (96)               (0.0)                 267                 0.1
                                        -------------       -------------        -------------       -------------
  Total loans - Gross                         914,601                                  865,316
Allowance for loan losses                     (16,514)               (1.9)             (15,379)               (1.8)
Unamortized deferred loan fees                 (3,900)               (0.4)              (3,786)               (0.5)
                                        -------------       -------------        -------------       -------------

  Total loans - Net                     $     894,187               100.0%       $     846,151               100.0%
                                        =============       =============        =============       =============


RISK ELEMENTS OF THE LOAN PORTFOLIO

NON-PERFORMING ASSETS

    Non-performing assets were reduced by $1.6 million or 5.1% from $32.5 million or 3.7% of total loans plus OREO at year-end 1997 to $30.9 million or 3.3% of total loans plus OREO as of June 30, 1998. Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, and OREO. The decrease resulted primarily from a reduction of $1.1 million in non-accrual loans. The non-performing loan coverage ratio, defined as the allowance for loan losses to non-performing loans, increased from 79.85% at year-end 1997 to 91.84% as of June 30, 1998, due to the combination of a $1.1 million net increase in the allowance for loans losses and a $1.3 million decrease in non-performing loans. The following table presents the breakdown of non-performing assets by categories as of the dates indicated:


                                                                 (Dollars in thousands)
                                                  -------------------------------------------------------------------
                                                      As of             As of             As of             As of
Non-Performing Assets:                              06/30/98          03/31/98          12/31/97          09/30/97
                                                  -------------     -------------     -------------     -------------
Loans past due 90 days or more and
  still accruing interest                         $       2,242     $       1,463     $       2,373     $       3,516
Non-accrual loans                                        15,740            16,971            16,886            16,841
                                                  -------------     -------------     -------------     -------------
  Total non-performing loans                             17,982            18,434            19,259            20,357
Real estate acquired in foreclosure                      12,889            13,481            13,269            10,063
                                                  -------------     -------------     -------------     -------------
  Total non-performing assets                     $      30,871     $      31,915     $      32,528     $      30,420
                                                  =============     =============     =============     =============
Accruing troubled debt restructurings                     4,369             4,379             4,874             2,911
Non-performing assets as a percentage of
  period-end total loans plus OREO                         3.33%             3.50%             3.70%             3.63%

    The non-accrual loans of $15.7 million as of June 30, 1998 consisted mainly of $8.7 million in commercial real estate loans and $6.4 million in commercial loans. The following tables present the type of properties securing the loans and the type of businesses the borrowers engaged in under commercial real estate and commercial non-accrual loan categories as of the dates indicated:


                                                           (Dollars in thousands)
                                       ---------------------------------------------------------------
                                                  06/30/98                         12/31/97
                                       -----------------------------     -----------------------------
                                                           Non-accrual Loan Balance
                                       ---------------------------------------------------------------
                                       Commercial                        Commercial
Type of property:                      Real Estate       Commercial      Real Estate       Commercial
                                       ------------     ------------     ------------     ------------
Single/multi-family residence          $        914     $        374     $        593     $        311
Commercial                                    5,966            3,968            8,471            5,095
Motel                                         1,602              -0-            1,350              -0-
UCC                                             -0-            2,007              -0-              -0-
Others                                          184               16              214              110
                                       ------------     ------------     ------------     ------------

  Total                                $      8,666     $      6,365     $     10,628     $      5,516
                                       ============     ============     ============     ============

Type of business:
Real estate development                $        554     $        122     $        -0-     $        134
Real estate management                        4,112               35            6,303               36
Wholesale                                       678            1,964              430            2,994
Food/Restaurant                                 -0-            1,093              -0-            1,190
Import                                          -0-            2,155              752                4
Motel                                         1,602              -0-            1,350              -0-
Investments                                     396              -0-            1,194              -0-
Industrial                                      183              209              214              263
Clothing                                        361              162              385              441
Others                                          780              625              -0-              454
                                       ------------     ------------     ------------     ------------

  Total                                $      8,666     $      6,365     $     10,628     $      5,516
                                       ============     ============     ============     ============


    As shown in the above tables under the commercial real estate loan category as of June 30, 1998, the $6.0 million balance in commercial loans represents five credits, all of which were secured by first trust deeds on commercial buildings and warehouses. The $1.6 million balance in motel loans represents two credits secured by first trust deeds on the respective motels located in Southern California. Under the commercial loan category as of June 30, 1998, the $4.0 million balance consisted of 14 credits. The collateral on these credits include primarily first trust deeds and secondarily second and third trust deeds on commercial buildings and warehouses. The $2.0 million balance secured by UCC comprised of five credits.

    Troubled debt restructurings were $4.4 million as of June 30, 1998, compared to $4.9 million at year-end 1997, representing a decrease of $505,000 or 10.4%. All of these restructured loans were current under their revised terms as of June 30, 1998.

    There were no loan concentrations to multiple borrowers in similar activities, which exceeded 10% of total loans as of June 30, 1998.

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses amounted to $16.5 million or 1.81% of total loans as of June 30, 1998, compared to $15.4 million or 1.78% of total loans at year-end 1997. The following table presents information relating to the allowance for loan losses for the periods indicated:

                                                               (Dollars in thousands)
                                                         ----------------------------------
                                                              YTD                 YTD
Allowance for loan losses:                                 06/30/98             12/31/97
                                                         -------------        -------------
Balance at beginning of period                           $      15,379        $      13,529
Provision for loan losses                                        1,800                3,600
Loans charged-off                                               (1,003)              (2,139)
Recoveries of charged-off loans                                    338                  389
                                                         -------------        -------------
Balance at end of period                                 $      16,514        $      15,379
                                                         =============        =============

Average loans outstanding during the period              $     869,633        $     792,176
Ratio of net charge-offs to average loans
  outstanding during the period (annualized)                      0.15%                0.22%
Provision for loan losses to average loans
  outstanding during the period (annualized)                      0.42%                0.45%
Allowance to non-performing loans at period-end                  91.84%               79.85%
Allowance to total loans at period-end                            1.81%                1.78%


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


                                                                             (Dollars in thousands)
                                                         ----------------------------------------------------------------
                                                                As of June 30, 1998            As of December 31, 1997
                                                         ------------------------------    ------------------------------
                                                                           SFAS No. 114                      SFAS No. 114
                                                            Recorded        Impairment       Recorded         Impairment
Impaired loans with impairment allowance:                  Investment       Allowance       Investment        Allowance
                                                         -------------    -------------    -------------    -------------
Commercial                                               $       8,084    $       1,828    $       7,784    $       1,499
Commercial real estate                                          13,285            2,318           14,027            2,396
Other                                                               47               47               95               95
                                                         -------------    -------------    -------------    -------------
 Total impaired loans with impairment allowance          $      21,416    $       4,193    $      21,906    $       3,990
                                                         =============    =============    =============    =============


    Based on the Company's evaluation process and the methodology to determine the level of the allowance for loan losses mentioned previously and the fact that a majority of the Company's non-performing loans are secured, management believes the allowance level as of June 30, 1998 to be adequate to absorb the estimated known and inherent risks identified through its analysis.

OTHER REAL ESTATE OWNED

    The Company's OREO properties, net of valuation allowance, were carried at $12.9 million as of June 30, 1998, compared to those carried at $13.3 million at year-end 1997. During the first six months of 1998, the Company acquired four properties totaling $2.7 million and disposed nine properties totaling $3.4 million with a net gain of $199,000. As of June 30, 1998, the Bank's OREO properties include commercial buildings, warehouses, land, single family residences and apartments, all of which are located in Southern California.

    The Bank continues to maintain a valuation allowance for the OREO properties in order to record estimated fair value of the properties. Periodic evaluation is performed on each property and corresponding adjustment is made to the valuation allowance. Any decline in value is recognized as non-interest expense under the provision for OREO losses in the current period and any balance in the valuation allowance is reversed when the respective property is sold. During the first six months of 1998, management provided approximately $56,000 to the provision for OREO losses based on new listing prices or new appraisals received bringing the valuation allowance to $726,000 as of June 30, 1998. Year to date 1998, the Bank had a net income from its OREO properties totaling $182,000 which is included in the other operating income in the accompanying condensed consolidated financial statements.

DEPOSITS

    Total deposits increased moderately to $1,477.8 million at June 30, 1998, compared to $1,449.1 million at year-end 1997. Of the $28.7 million or 2.0% increase in deposits, $23.0 million came from time deposits over $100,000 ("Jumbo CD's"). This continued growth in Jumbo CD's was primarily a result of the widened interest rate spread between time deposits and other interest-bearing deposits. Consequently, the ratio of core deposits (defined as all deposits excluding Jumbo CD's and brokered deposits) to total deposits continued to decline from 62.11% at year-end 1997 to 61.29% at June 30, 1998. There were no brokered deposits as of June 30, 1998.

    Management continues to monitor the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the patrons the Bank is servicing. Although the Bank's Jumbo CD portfolio kept growing, management considers the Bank's Jumbo CD's generally less volatile since 1) a majority of the Bank's Jumbo CD's have been fairly consistent based on statistics which support that a considerable portion of the Jumbo CD's stayed with the Bank for more than two years; 2) the Jumbo CD portfolio continued to be diversified with 3,512 individual accounts owned by 2,518 individual depositors as of July 23, 1998. The balance of the accounts averaged approximately $165,000; and 3) this phenomenon of having relatively higher percentage of Jumbo CD's exists in most of the Asian American banks in the Company's market which is dictated by the fact that the customers in this market tend to have a higher savings rate. However, management has constantly made efforts to discourage the continued growth in Jumbo CD's, such as to diversify the customer base by branch expansion and acquisition, to offer non-competitive interest rates paid on Jumbo CD's and to develop new transaction-based products to attract depositors. The following table illustrates the deposit mix as of the dates indicated:


                                                                  (Dollars in thousands)
                                           ---------------------------------------------------------------------
                                                     As of 06/30/98                     As of 12/31/97
                                           ---------------------------------   ---------------------------------
Types of deposits:                             Amount             Percent          Amount             Percent
                                           -------------       -------------   -------------       -------------
Demand                                     $     171,082                11.6%  $     175,875                12.1%
NOW accounts                                     113,349                 7.7         111,653                 7.7
Money market accounts                             95,636                 6.5          94,708                 6.6
Savings deposits                                 205,482                13.9         210,291                14.5
Time deposits under $100,000                     320,133                21.6         307,504                21.2
Time deposits of $100,000 or more                572,106                38.7         549,090                37.9
                                           -------------       -------------   -------------       -------------
  Total deposits                           $   1,477,788               100.0%  $   1,449,121               100.0%
                                           =============       =============   =============       =============


CAPITAL RESOURCES

    Stockholders' equity amounted to $145.5 million or 8.78% of total assets as of June 30, 1998, compared to $135.9 million or 8.37% of total assets at year-end 1997. The $9.6 million or 7.1% increase in stockholders' equity was primarily due to an addition of $11.4 million from year-to-date net income, $819,000 from issuance of additional common shares through Dividend Reinvestment Plan and an increase of $471,000 in the unrealized holding gains on securities available-for-sale, net of tax, which were partially offset by dividends paid in the amount of $3.1 million.

    The Company declared a cash dividend of $0.175 per common share in January, April and July of 1998, respectively, on 8,941,743, 8,953,307 and 8,965,315 shares outstanding, respectively. Total cash dividends paid in 1998, including the $1.6 million paid in July 1998, amounted to $4.7 million.

    Management is committed to retain the Company's capital at a level sufficient to support future growth, to protect depositors, to absorb any unanticipated losses and to comply with various regulatory requirements.

    As presented in the following tables, the Company and the Bank's capital and leverage ratios as of June 30, 1998 continued to be well above the regulatory minimum requirements. The capital ratios of the Bank place it in the "well capitalized" category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0% and Tier 1 leverage capital ratio equal to or greater than 5.0%.


                                                                               (Dollars in thousands)
                                                  -------------------------------------------------------------------------------
                                                               Company                                        Bank
                                                           As of 06/30/1998                             As of 06/30/1998
                                                  ----------------------------------           ----------------------------------
                                                     Balance              Percent                 Balance               Percent
                                                  -------------        -------------           -------------        -------------
Tier 1 capital (to risk-weighted assets)          $     135,705*               11.69%          $     131,434*               11.33%
Tier 1 capital minimum requirement                       46,415                 4.00                  46,415                 4.00
                                                  -------------        -------------           -------------        -------------
  Excess                                          $      89,290                 7.69%          $      85,019                 7.33%
                                                  =============        =============           =============        =============

Total capital (to risk-weighted assets)           $     150,235*               12.95%          $     145,963*               12.58%
Total capital minimum requirement                        92,830                 8.00                  92,830                 8.00
                                                  -------------        -------------           -------------        -------------
  Excess                                          $      57,405                 4.95%          $      53,133                 4.58%
                                                  =============        =============           =============        =============

Risk-weighted assets                              $   1,160,380                                $   1,160,374

Tier 1 capital (to average assets)
    - Leverage ratio                              $     135,705*                8.27%          $     131,434*                8.01%
Minimum leverage requirement                             65,628                 4.00                  65,628                 4.00
                                                  -------------        -------------           -------------        -------------
  Excess                                          $      70,077                 4.27%          $      65,806                 4.01%
                                                  =============        =============           =============        =============

Total average assets                              $   1,640,699                                $   1,640,691


* Excluding the unrealized holding gains on securities available-for-sale of $841,000, and goodwill of $8,928,000.

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

    The Company manages various market risks in the ordinary course of business. The principal market risk to the Company is the interest rate risk inherent in its lending, investing and deposit taking activities, due to the fact that interest-earning assets and interest-bearing liabilities of the Company do not change at the same speed, to the same extent, or on the same basis.

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

    The interest rate sensitivity analysis measures the Company's exposure to differential changes in interest rates between assets and liabilities. This analysis details the expected maturity and repricing opportunities mismatch or sensitivity gap between interest-earning assets and interest-bearing liabilities over a specified timeframe. A positive gap exists when rate sensitive assets which reprice over a given time period exceed rate sensitive liabilities. During periods of increasing interest rates environment, net interest margin may be enhanced with a positive gap. Contrarily, a negative gap exists when rate sensitive liabilities which reprice over a given time period exceed rate sensitive assets. During periods of increasing interest rate environment, net interest margin may be impaired. As of June 30, 1998, the Company was asset sensitive with a cumulative gap ratio of a positive 10.05% within three months, and liability sensitive with a cumulative gap ratio of a negative 18.58% within a 1-year period, compared to a positive 17.28% within three months, and a negative 10.49% within a 1-year period as of December 31, 1997.

    Since interest rate sensitivity analysis does not measure the timing differences in the repricing of asset and liabilities, the Company uses a simulation model to quantify the extent of the differences in the behavior of the lending and funding rates, so as to project future earnings or market values under alternative interest scenarios.

    The simulation measures the volatility of net interest income and market value of equity under immediate rising or falling interest rate scenarios in 100 basis point increments. The Company establishes a tolerance level in its policy to define and limit interest income volatility to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. When the tolerance level is met or exceeded, the Company then seeks corrective action after considering, among other things, market conditions, customer reaction and the estimated impact on profitability. As of June 30, 1998, the Company's interest income volatility was within the Company's established tolerance level.

    The Company derives liquidity primarily from various types of deposits. The Company's principal sources of liquidity have been growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, and repayments from securities and loans. The Company's liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) stood at 44.40% as of June 30, 1998, compared to 45.59% at year-end 1997.

    The Bank maintains a total credit line of $40 million for Federal funds with two correspondent banks, a repo line of $100 million with a brokerage firm and a total retail certificate of deposit line of approximately $174 million with two brokerage firms. Moreover, the Bank is a shareholder of Federal Home Loan Bank
(FHLB) which enables the Bank to have access to lower cost FHLB financing when and if necessary. Management believes all the above-mentioned sources will provide adequate liquidity to the Company to meet its daily operating needs.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of stockholders was held on April 20, 1998. At the 1998 Annual Meeting, the stockholders approved the following proposals:

    PROPOSAL I:  ELECTION OF DIRECTORS

        The following directors (Class II) were elected to serve until 2001:

               Ralph Roy Buon-Cristiani
               Kelly L. Chan
               Dunson K. Cheng
               Chi-Hung Joseph Poon

        The number of votes cast for or withheld, with respect to the election of each Class II Director was as follows:


                                                                                      BROKER
                                                FOR       WITHHELD      AGAINST      NON-VOTE
                                                ---       --------      -------      --------
               Ralph Roy Buon-Cristiani      6,747,345       56,176         -0-           -0-
               Kelly L. Chan                 6,766,809       32,066         -0-           -0-
               Dunson K. Cheng               6,766,422       32,553         -0-           -0-
               Chi-Hung Joseph Poon          6,766,909       32,553         -0-           -0-


        Other directors whose terms of office continued after the meeting:

               Term Ending in 1999 (Class III)     Term Ending in 2000 (Class I)
               -------------------------------     -----------------------------
               George T.M. Ching                   Michael M.Y. Chang
               Wing K. Fat                         Patrick S.D. Lee
               Wilbur K. Woo                       Anthony M. Tang
                                                   Thomas G. Tartaglia


    PROPOSAL II:  EQUITY INCENTIVE PLAN

        The number of votes cast for, against or abstain, with respect to the Equity Incentive Plan was as follows:


                                                                  BROKER
   FOR               AGAINST               ABSTAIN               NON-VOTE
   ---               -------               -------               --------
5,174,307              465,983               258,092                  -0-

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


                              Cathay Bancorp, Inc.
                                  (Registrant)






Date:  August 13, 1998                          DUNSON K. CHENG
       ---------------                          ---------------
                                                Dunson K. Cheng
                                                Chairman and President






Date:  August 13, 1998                          ANTHONY M. TANG
       ---------------                          ---------------
                                                Anthony M. Tang
                                                Chief Financial Officer