Form 10-Q
period 1998-09-30
CATHAY BANCORP INC
filed 1998-11-16
CIK 861842

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------------

Commission file number                          0-18630
                      ----------------------------------------------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $.01 par value, 8,975,129 shares outstanding as of September 30, 1998.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION ......................................           3

         Item 1. Condensed Consolidated Financial Statements ........          4-6

                 Notes to Condensed Consolidated Financial Statements          7-8

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ...          9-22


PART II - OTHER INFORMATION .........................................          23

         Item 1. Legal Proceedings ..................................          23
         Item 2. Changes in Securities ..............................          23
         Item 3. Defaults upon Senior Securities ....................          23
         Item 4. Submission of Matters to a Vote of Security Holders           23
         Item 5. Other Information ..................................          23
         Item 6. Exhibits and Reports on Form 8-K ...................          23

SIGNATURES ..........................................................          24

                         PART I - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                       CATHAY BANCORP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                     Sept. 30, 1998      Dec. 31, 1997
                                                                     --------------      -------------
ASSETS
Cash and due from banks                                                $   69,694          $   57,728
Federal funds sold and securities purchased under
    agreements to resell                                                   80,000              67,000
                                                                       ----------          ----------

    Cash and cash equivalents                                             149,694             124,728
Securities available-for-sale (with amortized costs of
    $182,169 in 1998 and $215,466 in 1997)                                184,698             216,158
Securities held-to-maturity (with estimated fair
    values of $353,487 in 1998 and $356,187 in 1997)                      342,744             350,336
Loans (net of allowance for loan losses of
    $15,555 in 1998 and $15,379 in 1997)                                  954,561             846,151
Other real estate owned, net                                               13,373              13,269
Investments in real estate, net                                             1,521               1,654
Premises and equipment, net                                                25,534              25,202
Customers' liability on acceptance                                          9,533              10,296
Accrued interest receivable                                                10,864              12,246
Goodwill                                                                    8,759               9,530
Other assets                                                               10,421              12,892
                                                                       ----------          ----------

    Total assets                                                       $1,711,702          $1,622,462
                                                                       ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
    Non-interest bearing demand deposits                               $  165,160          $  175,875
    Interest bearing accounts
        NOW accounts                                                      110,397             111,653
        Money market deposits                                              95,579              94,708
        Savings deposits                                                  206,833             210,291
        Time deposits under $100,000                                      323,921             307,504
        Time deposits of $100,000 or more                                 595,262             549,090
                                                                       ----------          ----------

    Total deposits                                                      1,497,152           1,449,121
Securities sold under agreements to repurchase                             21,798              23,419
Advances from Federal Home Loan Bank                                       20,000                  --
Acceptances outstanding                                                     9,533              10,296
Other liabilities                                                          12,030               3,749
                                                                       ----------          ----------

    Total liabilities                                                   1,560,513           1,486,585
Commitments and contingencies
Stockholders' equity
    Preferred stock, $.01 par value; 10,000,000
        shares authorized, none issued                                         --                  --
    Common stock, $.01 par value; 25,000,000 shares
        authorized, 8,975,129 and 8,941,743 shares issued and
        outstanding in 1998 and 1997, respectively                             90                  89
    Additional paid-in-capital                                             62,489              61,271
    Accumulated other comprehensive income                                  1,465                 370
    Retained earnings                                                      87,145              74,147
                                                                       ----------          ----------

    Total stockholders' equity                                            151,189             135,877
                                                                       ----------          ----------

    Total liabilities and stockholders' equity                         $1,711,702          $1,622,462
                                                                       ==========          ==========



SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       CATHAY BANCORP, INC. AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                       (In thousands, except share data)
                                   (unaudited)

                                                                  3rd Qtr         3rd Qtr             YTD            YTD
                                                                 Sept 1998       Sept 1997         Sept 1998       Sept 1997
                                                                -----------     -----------      -----------      -----------
INTEREST INCOME
    Interest and fees on loans                                  $    21,567     $    18,795      $    61,473      $    54,689
    Interest on securities available-for-sale                         3,226           4,407            9,819           14,515
    Interest on securities held-to-maturity                           5,759           4,352           17,217           11,857
    Interest on Federal funds sold and securities purchased
        under agreements to resell                                    1,257             889            2,696            1,698
    Interest on deposits with banks                                      10               2               27                2
                                                                -----------     -----------      -----------      -----------

    Total interest income                                            31,819          28,445           91,232           82,761
                                                                -----------     -----------      -----------      -----------

INTEREST EXPENSE
    Time deposits of $100,000 or more                                 7,792           6,945           22,770           19,441
    Other deposits                                                    6,004           5,983           17,761           17,774
    Other borrowed funds                                              1,083             130            1,921              193
                                                                -----------     -----------      -----------      -----------

    Total interest expense                                           14,879          13,058           42,452           37,408
                                                                -----------     -----------      -----------      -----------

    Net interest income before provision for loan losses             16,940          15,387           48,780           45,353
    Provision for loan losses                                           900             900            2,700            2,700
                                                                -----------     -----------      -----------      -----------

    Net interest income after provision for loan losses              16,040          14,487           46,080           42,653
                                                                -----------     -----------      -----------      -----------

NON-INTEREST INCOME
    Securities gains                                                      7              31               42               35
    Letter of credit commissions                                        505             460            1,460            1,065
    Service charges                                                     958             907            3,010            2,571
    Other operating income                                              602             497            1,901            1,244
                                                                -----------     -----------      -----------      -----------

    Total non-interest income                                         2,072           1,895            6,413            4,915
                                                                -----------     -----------      -----------      -----------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                    4,421           4,165           13,232           12,145
    Occupancy expense                                                   645             712            1,901            2,143
    Computer and equipment expense                                      586             661            1,785            1,813
    Professional services expense                                       907             746            2,564            2,324
    FDIC and State assessments                                           97              97              297              248
    Marketing expense                                                   236             295              901            1,111
    Other operating expense                                             788             577            2,546            2,998
                                                                -----------     -----------      -----------      -----------

    Total non-interest expense                                        7,680           7,253           23,226           22,782
                                                                -----------     -----------      -----------      -----------

    Income before income tax expense                                 10,432           9,129           29,267           24,786
Income tax expense                                                    4,172           3,733           11,568            9,992
                                                                -----------     -----------      -----------      -----------

Net Income                                                      $     6,260     $     5,396      $    17,699      $    14,794

Other comprehensive income, net of tax:
    Unrealized holding gain arising during the period                   626             979            1,082            1,249
    Less: reclassification of the portion of realized
        loss (gain) included in net income previously
        included in other comprehensive income                           (2)            259               13              245
                                                                -----------     -----------      -----------      -----------

    Total other comprehensive income, net of tax                        624           1,238            1,095            1,494
                                                                -----------     -----------      -----------      -----------

Total comprehensive income                                      $     6,884     $     6,634      $    18,794      $    16,288
                                                                ===========     ===========      ===========      ===========

NET INCOME PER COMMON SHARE
    Basic                                                       $      0.70     $      0.60      $      1.98      $      1.66
    Diluted                                                     $      0.70     $      0.60      $      1.98      $      1.66
Basic average common shares outstanding                           8,971,726       8,925,219        8,961,313        8,908,363
Diluted average common shares outstanding                         8,972,378       8,925,219        8,961,450        8,925,219



SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        CATHAY BANCORP, INC. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                             (In thousands)
                                                                                      -----------------------------
                                                                                        1998                1997
                                                                                      ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                            $  17,699           $  14,794
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Provision for loan losses                                                       2,700               2,700
          Provision for losses on other real estate owned                                   175                 410
          Depreciation                                                                      924                 995
          Net gain on sales of other real estate owned                                     (201)               (190)
          Net gain on sales of investments in real estate                                    --                (222)
          Net gain on sales of premises and equipment                                        (2)                 --
          Net gain on sales and calls of securities                                         (42)                (35)
          Amortization and accretion of investment
                 security premiums, net                                                     315                 163
          Amortization of goodwill                                                          771                 201
          Increase in deferred loan fees, net                                                71                  20
          Decrease in accrued interest receivable, net                                    1,382               5,199
          Decrease in other assets, net                                                   2,471                 759
          Increase in other liabilities, net                                              8,281               1,939
                                                                                      ---------           ---------
               Total adjustments                                                         16,845              11,939
                                                                                      ---------           ---------
               Net cash provided by operating activities                                 34,544              26,733
                                                                                      ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                                              (554,676)           (163,814)
Proceeds from maturity and call of securities available-for-sale                        594,980             203,340
Purchase of securities held-to-maturity                                                  (5,193)            (13,113)
Proceeds from maturity and call of securities held-to-maturity                           11,345              41,187
Proceeds from sale of securities available-for-sale                                       6,429              92,700
Purchase of mortgage-backed securities available-for-sale                               (34,968)            (12,444)
Proceeds from repayments of mortgage-backed securities
     available-for-sale                                                                  21,858               4,664
Purchase of mortgage-backed securities held-to-maturity                                 (51,304)           (157,401)
Repayments from mortgage-backed securities held-to-maturity                              51,403              10,363
Proceeds from sale of loans                                                                  --               1,834
Purchase of loans                                                                        (6,782)                 --
Net increase in loans                                                                  (106,412)            (65,627)
Purchase of premises and equipment                                                       (1,256)               (551)
Proceeds from sale of equipment                                                               2                  --
Proceeds from sale of other real estate owned                                             1,935               4,113
Proceeds from sale of  investment in real estate                                             --               2,292
Decrease in investments in real estate                                                      133                 182
                                                                                      ---------           ---------
               Net cash used in investing activities                                    (72,506)            (52,275)
                                                                                      ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW accounts,
     money market and savings deposits                                                  (14,558)             10,301
Net increase in time deposits                                                            62,589              44,694
Net decrease in securities sold under agreements to repurchase                           (1,621)             (6,899)
Net increase in advances from Federal Home Loan Bank                                     20,000                  --
Cash dividends                                                                           (4,701)             (4,001)
Proceeds from shares issued to Dividend Reinvestment Plan                                 1,219               1,072
                                                                                      ---------           ---------
               Net cash provided by financing activities                                 62,928              45,167
                                                                                      ---------           ---------
Increase  in cash and cash equivalents                                                   24,966              19,625
Cash and cash equivalents, beginning of the period                                      124,728              75,194
                                                                                      ---------           ---------
Cash and cash equivalents, end of the period                                          $ 149,694           $  94,819
                                                                                      ---------           ---------
Supplemental disclosure of cash flow information Cash paid during the period for:
          Interest                                                                    $  42,513           $  36,805
          Income taxes                                                                $  11,797           $   9,746
     Non-cash investing activities:
          Transfers to securities available-for-sale
             within 90 days of maturity                                               $   1,340           $     630
          Net change in unrealized holding gain on securities
             available-for-sale, net of tax                                           $   1,095           $   1,494
          Transfers to other real estate owned                                        $   3,449           $   2,383
                                                                                      ---------           ---------
          Loans to facilitate the sale of other real estate owned                     $   1,436           $   6,841
                                                                                      ---------           ---------


See accompanying notes to unaudited condensed consolidated financial statements.

                       CATHAY BANCORP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

     Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133 amends FASB Statement No. 52, "Foreign Currency Translation," to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes FASB Statements No. 80, "Accounting for Futures Contracts," No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." It amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments, to include in Statement 107 the disclosure provisions about concentrations of credit risk from Statement 105. This Statement also nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not yet determined the effect of implementing this Statement.

     In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement shall be effective for the first fiscal quarter beginning after December 15, 1998. Management does not believe the impact of adopting this Statement will be material to the Company's financial condition or results of operations.

3.   STATEMENT OF COMPREHENSIVE INCOME

     Effective with the quarter ended March 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements and to disclose as a part of stockholders' equity "accumulated other comprehensive income". Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income generally includes net income, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on investments in certain debt and equity securities (i.e., securities available-for-sale).

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     The following discussion is given based on the assumption that the reader has access to the 1997 Annual Report of Cathay Bancorp, Inc. ("Bancorp") and its subsidiary Cathay Bank ("the Bank"), together ("the Company").


RESULTS OF OPERATIONS

     For the third quarter of 1998, the Company reported net income of $6.3 million or $0.70 per basic and diluted common share, compared to $5.4 million or $0.60 per basic and diluted common share for the third quarter of 1997. This represents an increase of $864,000 or 16.01%. Income before income tax expense amounted to $10.4 million for the third quarter of 1998, an increase of $1.3 million or 14.27% over the $9.1 million for the same quarter a year ago. The increase was attributed primarily to a $1.6 million increase in net interest income before provision for loan losses due to continued loan growth. The annualized return on average assets ("ROA") and return on average stockholders' equity ("ROE") were 1.47% and 16.74%, respectively, for the third quarter of 1998, compared to 1.38% and 16.60%, respectively, for the third quarter of 1997.

     For the nine months ended September 30, 1998, the Company reported net income of $17.7 million or $1.98 per basic and diluted common share, compared to $14.8 million or $1.66 per basic and diluted common share for the same period a year ago. This represents an increase of $2.9 million or 19.64%. Income before income tax expense amounted to $29.3 million and $24.8 million, respectively, for the nine months ended September 30, 1998 and 1997. The $4.5 million or 18.08% increase resulted primarily from a $3.4 million increase in net interest income before provision for loan losses and secondarily from a $1.5 million increase in non-interest income offset by a slight increase in non-interest expense. The annualized ROA and ROE for the first nine months of 1998 were 1.42% and 16.49%, respectively, compared to 1.29% and 15.81% for the same period in 1997.

NET INTEREST INCOME

     Net interest income before provision for loan losses totaled $48.8 million for the first nine months of 1998, compared to $45.4 million for the same period of 1997, representing an increase of $3.4 million or 7.56%. On a taxable equivalent basis, net interest income amounted to $49.7 million for the nine months ended September 30, 1998, compared to $46.2 million for the same period a year ago, an increase of $3.5 million or 7.65%. The increase in net interest income before provision for loan losses was substantially attributable to a $139.4 million growth in the average interest-earning assets, primarily in loans. Average net loans amounted to $889.1 million or 57.99% of average interest-earning assets in the first nine months of 1998, compared to $780.8 million or 56.02% of average interest-earning assets for the same period a year ago. The increase in volume contributed an additional $6.8 million to net interest income, which was partially offset by a 12 basis point decrease in the average yield on loans despite an increase of eight basis points in the Bank's average reference rate in the first nine months of 1998 over 1997. The competition in the Bank's marketplace played an important role in the decrease in the average loan yield. The taxable equivalent average yield on interest-earning assets remained approximately at the same level at 8.04% and 8.02% for the first nine months of 1998 and 1997, respectively, while cost of funds increased 20 basis points from 4.01% in 1997 to 4.21% in 1998 largely due to higher average rates on time deposits from 5.06% to 5.15% coupled with higher average rates on securities sold under agreement to repurchase from 5.37% to 5.52%. Consequently, net interest margin, defined as taxable equivalent net interest income to average earning assets, declined nine basis points from 4.43% to 4.34% between the first nine months of 1997 and 1998.

     For the third quarter of 1998, net interest income before provision for loan losses totaled $16.9 million, compared to $15.4 million for the same quarter of 1997. This represents an increase of $1.5 million or 10.09%. On a taxable equivalent basis, net interest income increased $1.6 million or 10.19% to $17.3 million for the third quarter of 1998, compared to $15.7 million for the same quarter of 1997.

An increase of $163.1 million in average interest-earning assets, $126.9 million of which came from average net loans, essentially accounted for the increase in the quarterly net interest income. The taxable equivalent average yield on interest-earning assets increased three basis points in the third quarter of 1998 to 8.00% compared to 7.97% for the same quarter a year ago. Meanwhile, the cost of funds advanced 13 basis points from 4.10% a year ago to 4.23% for the third quarter of 1998 causing net interest margin to decrease five basis points from 4.35% to 4.30% between the third quarter of 1997 and 1998.

NON-INTEREST INCOME

     For the first nine months of 1998, non-interest income amounted to $6.4 million, compared to $4.9 million for the same period a year ago. This represents an increase of $1.5 million or 30.48%. The increase in 1998 non-interest income resulted from: 1) an increase in service charges of $439,000 due to fee increases; 2) an increase in letter of credit commissions of $395,000 due to increased transaction volume; 3) net income of $241,000 from other real estate owned ("OREO"); 4) an increase of $172,000 of rebate income earned in outsourcing the issuing and processing of cashier's checks and money orders; and
5) higher fees of $120,000 related to loan documentation and other charges.

     On a quarterly basis, non-interest income totaled $2.1 million and $1.9 million for the third quarter of 1998 and 1997, respectively. The slight increase of $177,000 or 9.34% was attributable significantly to the same factors discussed above.

NON-INTEREST EXPENSE

     Non-interest expense totaled $23.2 million for the first nine months of 1998, representing a slight increase of $444,000 or 1.95% over the $22.8 million for the same period of 1997. The only notable increases in the year-to-date non-interest expense were salaries and employee benefits ("salary expense") and professional services expense. The $1.1 million or 8.95% increase in salary expense from $12.1 million to $13.2 million was primarily due to added personnel to support the Berkeley/Richmond Branch opened in April 1998 as well as new officers for northern California branches and secondarily due to annual salary increases. As for the professional services expense, the increase of $240,000 or 10.33% was essentially from legal fees related to litigation which arose during the normal course of business. The Company had a net income of $241,000 from OREO which was included in other operating income. The efficiency ratio, defined as non-interest expense divided by net interest income before provision for loan losses plus non-interest income, improved from 45.32% for the nine months ended September 30, 1997 to 42.08% for the same period in 1998.

     Quarterly, non-interest expense totaled $7.7 million and $7.3 million for the third quarter of 1998 and 1997, respectively. In addition to increases in salary expense and professional services expense which were due to approximately the same reasons as explained above, other operating expense for the third quarter of 1998 increased as well compared to the same quarter a year ago. This was mainly attributable to a $222,000 gain on sale of a real estate investment property in the third quarter of 1997. The efficiency ratio for the third quarter of 1998 was further reduced to 40.40% from 41.97% a year ago.

FINANCIAL CONDITION

     The Company grew moderately during the first nine months of 1998 and the third quarter had the highest growth rate. As of September 30, 1998, total assets increased $89.2 million or 5.50% to $1,711.7 million; loans, net of deferred loan fees, grew $108.6 million or 12.60% to $970.1 million; deposits increased $48.0 million or 3.31% to $1,497.2 million; and stockholders' equity increased $15.3 million or 11.27% to $151.2 million, compared to December 31, 1997. The Company obtained an advance of $20.0 million from Federal Home Loan Bank in the third quarter of 1998 to fund loan program and investments due to its lower interest rate.

EARNING ASSET MIX

     Total earning assets amounted to $1,578.0 million at September 30, 1998, compared with $1,495.9 million at year-end 1997, representing an increase of $82.2 million or 5.49%. The increase came primarily from an increase of $108.6 million in loans, net of deferred loan fees, while investment securities (including available-for-sale and held-to-maturity) decreased $39.1 million. Average interest-earning assets amounted to $1,608.2 million for the third quarter of 1998 compared to $1,444.2 million for the same period in 1997, an increase of $164.0 million or 11.36%. The year-to-date average interest-earning assets for 1998 totaled $1,549.0 million versus $1,407.9 million for the same period a year ago, representing an increase of $141.1 million or 10.02%. As a result of continued loan demand in 1998, average loans continued to increase as a percentage of total interest-earning assets from 56.47% for the nine months ended September 30, 1997 to 58.43% for the same period in 1998, while investment securities (including available-for-sale and held-to-maturity) decreased from 40.68% to 37.54% at the same time. The change in the earning asset mix from securities to loans is generally favorable to net interest income.

     The tables below depict the changes in the earning asset mix as of the dates and for the periods indicated:

                                                                         (Dollars in thousands)
TYPES OF EARNING ASSETS:                                      As of 9/30/98                       As of 12/31/97
                                                     ------------------------------       ------------------------------
                                                       Amount              Percent          Amount              Percent
                                                     ----------          ----------       ----------          ----------
Federal funds sold and securities purchased
  under agreements to resell                         $   80,000                5.07%      $   67,000                4.48%
Securities available-for-sale                           184,698               11.70          216,158               14.45
Securities held-to-maturity                             342,744               21.72          350,336               23.42
Loans (net of deferred loan fees)                       970,116               61.48          861,530               57.59
Deposits with banks                                         489                0.03              855                0.06
                                                     ----------          ----------       ----------          ----------

  Total earning assets                               $1,578,047              100.00%      $1,495,879              100.00%
                                                     ==========          ==========       ==========          ==========

AVERAGE EARNING ASSETS:                                       3rd Qtr, 1998                     3rd Qtr, 1997
                                                     ------------------------------       ------------------------------
                                                       Amount             Percent           Amount              Percent
                                                     ----------          ----------       ----------          ----------
Federal funds sold and securities purchased
  under agreement to resell                          $   85,685                5.33%      $   60,787                4.21%
Securities available-for-sale                           218,235               13.57          274,814               19.03
Securities held-to-maturity                             360,618               22.42          293,710               20.34
Loans (net of deferred loan fees)                       942,656               58.62          814,916               56.42
Deposits with banks                                         962                0.06              -0-                0.00
                                                     ----------          ----------       ----------          ----------

  Total earning assets                               $1,608,156              100.00%      $1,444,227              100.00%
                                                     ==========          ==========       ==========          ==========

AVERAGE EARNING ASSETS:                                       YTD 9/30/98                          YTD 9/30/97
                                                     ------------------------------       ------------------------------
                                                       Amount             Percent           Amount             Percent
                                                     ----------          ----------       ----------          ----------
Federal funds sold and securities purchased
  under agreement to resell                          $   61,704                3.98%      $   40,183                2.85%
Securities available-for-sale                           221,469               14.30          317,659               22.56
Securities held-to-maturity                             360,012               23.24          255,031               18.12
Loans (net of deferred loan fees)                       904,996               58.43          795,000               56.47
Deposits with banks                                         819                0.05              -0-                0.00
                                                     ----------          ----------       ----------          ----------

  Total earning assets                               $1,549,000              100.00%      $1,407,873              100.00%
                                                     ==========          ==========       ==========          ==========

SECURITIES

     As of September 30, 1998 securities available-for-sale and held-to-maturity decreased $31.5 million and $7.6 million to $184.7 million and $342.7 million, respectively, compared to $216.2 million and $350.3 million, respectively at year-end 1997. Combined together, investment securities at September

30, 1998 represented a decrease of $39.1 million or 6.89% from the year-end levels. This was primarily attributable to increasing loan demand that the Company experienced during the first nine months of 1998, particularly in the third quarter. The following tables summarize the composition and maturity distribution of the investment portfolio as of the dates indicated:

                                                          (Dollars in thousands)
SECURITIES AVAILABLE-FOR-SALE:                                As of 9/30/98
                                        ---------------------------------------------------------------
                                        Amortized          Gross             Gross
                                          Cost        Unrealized Gains   Unrealized Losses   Fair Value
                                        --------      ----------------   -----------------   ----------
U.S. Treasury securities                $  3,007          $     17             $ -0-         $  3,024
U.S. government agencies                  72,741               781               -0-           73,522
State and municipal securities             8,950               356               -0-            9,306
Mortgage-backed securities                35,396               950                 2           36,344
Assets-backed securities                  10,166                40               -0-           10,206
Federal Home Loan Bank stock               5,904               -0-               -0-            5,904
Commercial paper                          10,497               -0-               -0-           10,497
Corporate bonds                           35,508               387               -0-           35,895
                                        --------          --------          --------         --------

     Total                              $182,169          $  2,531          $      2         $184,698
                                        ========          ========          ========         ========

                                                                As of 12/31/97
                                      ----------------------------------------------------------------
                                      Amortized           Gross              Gross
                                        Cost         Unrealized Gains   Unrealized Losses   Fair Value
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
                                      ========          ========          ========          ========

                                                              (Dollars in thousands)
SECURITIES HELD-TO-MATURITY:                                      As of 9/30/98
                                        ---------------------------------------------------------------
                                        Carrying          Gross                Gross         Estimated
                                         Value        Unrealized Gains   Unrealized Losses   Fair Value
                                        --------      ----------------   -----------------   ----------
U.S. Treasury securities                $ 26,033          $    782              $-0-          $ 26,815
U.S. government agencies                  29,355               836               -0-            30,191
State and municipal securities            47,914             3,115                 2            51,027
Mortgage-backed securities               230,512             5,622                31           236,103
Corporate bonds                            8,930               421               -0-             9,351
                                        --------          --------          --------          --------

     Total                              $342,744          $ 10,776          $     33          $353,487
                                        ========          ========          ========          ========

                                                                 As of 12/31/97
                                        ---------------------------------------------------------------
                                        Carrying           Gross             Gross           Estimated
                                         Value        Unrealized Gains   Unrealized Losses   Fair Value
                                        --------      ----------------   -----------------   ----------
U.S. Treasury securities                $  26,054         $     354              $-0-          $  26,408
U.S. government agencies                   39,374               291               -0-             39,665
State and municipal securities             44,497             2,264               -0-             46,761
Mortgage-backed securities                230,573             2,762                35            233,300
Assets-backed securities                      922               -0-                 6                916
Corporate bonds                             8,916               221               -0-              9,137
                                        ---------         ---------         ---------          ---------

     Total                              $ 350,336         $   5,892         $      41          $ 356,187
                                        =========         =========         =========          =========

SECURITIES PORTFOLIO MATURITY DISTRIBUTION:                            (Dollars in thousands)
                                                                     As of September 30, 1998
                                                                         Maturity Schedule
                                     ----------------------------------------------------------------------------------------
                                                          After 1 But    After 5 But
SECURITIES AVAILABLE-FOR-SALE:        Within 1 Yr        Within 5 Yrs   Within 10 Yrs         Over 10 Yrs             Total
                                     -------------       -------------  --------------       --------------       -------------
U.S. Treasury securities             $       3,024                $-0-            $-0-                 $-0-       $       3,024
U.S. government agencies                    32,638              40,884             -0-                  -0-              73,522
State and municipal securities               6,976                 -0-           2,330                  -0-               9,306
Mortgage-backed securities*                    -0-               5,017           7,189               24,138              36,344
Assets-backed securities*                      -0-              10,206             -0-                  -0-              10,206
Federal Home Loan Bank stock                 5,904                 -0-             -0-                  -0-               5,904
Commercial paper                            10,497                 -0-             -0-                  -0-              10,497
Corporate bonds                                -0-              30,972           4,923                  -0-              35,895
                                     -------------       -------------  --------------       --------------       -------------

     Total                           $      59,039       $      87,079  $       14,442       $       24,138       $     184,698
                                     =============       =============  ==============       ==============       =============

SECURITIES HELD-TO-MATURITY:

U.S. Treasury securities                     $ -0-       $      26,033          $ -0-               $ -0-       $      26,033
U.S. government agencies                       -0-              29,355            -0-                 -0-              29,355
State and municipal securities                 427               9,934         22,073              15,480              47,914
Mortgage-backed securities*                    -0-              13,438         69,355             147,719             230,512
Corporate bonds                                -0-               8,930            -0-                 -0-               8,930
                                     -------------       -------------  -------------       -------------       -------------

     Total                           $         427       $      87,690  $      91,428       $     163,199       $     342,744
                                     =============       =============  =============       =============       =============

* The mortgage-backed securities and assets-backed securities reflect stated maturities and do not consider anticipated prepayments.

LOANS

     The Bank experienced high loan demand in the first nine months of 1998. Total gross loans increased $108.7 million or 12.56% to $974.0 million as of September 30, 1998, from $865.3 million at year-end 1997. Excluding the $18.1 million investments in banker's acceptances which were included in commercial loans at year-end 1997, total commercial loans increased $61.8 million or 19.30% to $382.0 million at September 30, 1998. Real estate mortgage loans consisted primarily of commercial real estate loans and residential real estate loans, which increased $28.6 million or 9.43% and $23.8 million or 17.41%, respectively, to $332.3 million and $160.8 million, respectively, during the first three quarters of 1998. The increase in residential real estate loans was highly attributable to prevailing low interest rates which increased new home purchases and refinancing activities. Construction loans showed a noticeable increase as well from $41.7 million at year-end 1997 to $49.0 million as of September 30, 1998. The following table sets forth the classification of loans by type and mix as of the dates indicated:

                                                          (Dollars in thousands)
 TYPES OF LOANS:                             As of 9/30/98                       As of 12/31/97
                                     ---------------------------         ---------------------------
                                       Amount           Percent           Amount            Percent
                                     ----------       ----------         ----------       ----------
Commercial loans                     $  381,976            40.02%        $  338,285            39.98%
Real estate mortgage loans              513,488            53.79            458,417            54.18
Real estate construction loans           49,027             5.14             41,736             4.93
Installment loans                        28,961             3.03             26,611             3.14
Other loans                                 522             0.05                267             0.03
                                     ----------                          ----------
  Total loans - Gross                   973,974                             865,316
Allowance for loan losses               (15,555)           (1.63)           (15,379)           (1.82)
Unamortized deferred loan fees           (3,858)           (0.40)            (3,786)           (0.44)
                                     ----------       ----------         ----------       ----------

  Total loans - Net                  $  954,561           100.00%        $  846,151           100.00%
                                     ==========       ==========         ==========       ==========

     On an average basis, total gross loans net of deferred loan fees amounted to $905.0 million for the nine months ended September 30, 1998, compared to $795.0 million for the same period a year ago, an increase of $110.0 million or 13.84%. For the third quarter, average gross loans net of deferred loan fees totaled $942.7 million in 1998, compared to $814.9 million in 1997, an increase of $127.8 million or 15.68%.

RISK ELEMENTS OF THE LOAN PORTFOLIO

NON-PERFORMING ASSETS

     Non-performing assets, which include loans past due 90 days or more and still accruing interest ("loans past due 90 days"), non-accrual loans, and OREO, totaled $33.9 million or 3.43% of total loans plus OREO as of September 30, 1998, compared to $32.5 million or 3.70% of total loans plus OREO at year-end 1997. The slight increase of $1.4 million or 4.18% was primarily from a $4.8 million increase in loans past due 90 days offset by a $3.6 million decrease in non-accrual loans. However, the loans representing the increase in loans past due 90 days were secured by certificates of deposits and the interest on those loans have been brought to less than 90 days past due as of November 12, 1998. The non-performing loan coverage ratio, defined as the allowance for loan losses to non-performing loans, decreased slightly from 79.85% at year-end 1997 to 75.82% as of September 30, 1998, primarily due to a $1.3 million increase in non-performing loans. The following table presents the breakdown of non-performing assets by categories as of the dates indicated:

                                                               (Dollars in thousands)
                                                As of          As of          As of          As of
                                               9/30/98        6/30/98        3/31/98       12/31/97
                                               -------        -------        -------        -------
Loans past due 90 days or more and
  still accruing interest                      $ 7,189        $ 2,242        $ 1,463        $ 2,373
Non-accrual loans                               13,327         15,740         16,971         16,886
                                               -------        -------        -------        -------
  Total non-performing loans                    20,516         17,982         18,434         19,259
Real estate acquired in foreclosure             13,373         12,889         13,481         13,269
                                               -------        -------        -------        -------

  Total non-performing assets                  $33,889        $30,871        $31,915        $32,528
                                               =======        =======        =======        =======

Accruing troubled debt restructurings            4,658          4,369          4,379          4,874
Non-performing assets as a percentage of
  period-end total loans plus OREO                3.43%          3.33%          3.50%          3.70%

     The non-accrual loans of $13.3 million as of September 30, 1998 consisted mainly of $7.5 million in commercial real estate loans and $4.8 million in commercial loans. The following tables present the type of collaterals securing the loans and the type of businesses the borrowers engaged in under commercial real estate and commercial non-accrual loan categories as of the dates indicated:

                                                  (Dollars in thousands)
                                          9/30/98                     12/31/97
                                  ------------------------    -------------------------
                                                  Non-accrual Loan Balance
                                  -----------------------------------------------------
                                  Commercial                  Commercial
TYPES OF COLLATERALS:             Real Estate   Commercial    Real Estate    Commercial
                                  -----------   ----------    -----------    ----------
Single/multi-family residence       $   353       $ 1,055       $   593       $   311
Commercial real estate                5,603         3,063         8,471         5,095
Motel                                 1,598            30         1,350           -0-
UCC                                     -0-           564           -0-           -0-
Others                                  -0-            50           214           110
                                    -------       -------       -------       -------

  Total                             $ 7,554       $ 4,762       $10,628       $ 5,516
                                    =======       =======       =======       =======

                                            (Dollars in thousands)
                                     9/30/98                       12/31/97
                             ------------------------    -------------------------
                                           Non-accrual Loan Balance
                             -----------------------------------------------------
                             Commercial                  Commercial
TYPES OF BUSINESSES:         Real Estate   Commercial    Real Estate    Commercial
                             -----------   ----------    -----------    ----------
Real estate development        $   283       $   198         $ -0-       $   134
Real estate management           4,008            36         6,303            36
Wholesale/Retail/Trading           429         2,074           430         2,994
Food/Restaurant                    -0-         1,075           -0-         1,190
Import                             -0-           643           752             4
Motel                            1,315           -0-         1,350           -0-
Investments                        386           -0-         1,194           -0-
Industrial                         -0-           320           214           263
Clothing                           353           153           385           441
Others                             780           263           -0-           454
                               -------       -------       -------       -------

  Total                        $ 7,554       $ 4,762       $10,628       $ 5,516
                               =======       =======       =======       =======



     As shown in the above tables under the commercial real estate loan category as of September 30, 1998, the $5.6 million balance in loans secured by commercial real estate represents four credits, all of which were secured by first trust deeds on commercial buildings. The $1.6 million balance in loans secured by motels represents two credits secured by first trust deeds on the respective motels located in California. Under the commercial loan category as of September 30, 1998, the $3.1 million balance in loans secured by commercial real estate consisted of 12 credits. The collateral on these credits include primarily first trust deeds and secondarily second and third trust deeds on commercial buildings and warehouses.

     Troubled debt restructurings were $4.7 million as of September 30, 1998, slightly less than the $4.9 million at year-end 1997. All of these restructured loans were current under their revised terms as of September 30, 1998.

     There were no loan concentrations to multiple borrowers in similar activities, which exceeded 10% of total loans as of September 30, 1998.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses amounted to $15.6 million or 1.60% of total loans as of September 30, 1998, compared to $15.4 million or 1.78% of total loans at year-end 1997. The following table presents information relating to the allowance for loan losses for the periods indicated:

                                                         (Dollars in thousands)
                                                         YTD               YTD
ALLOWANCE FOR LOAN LOSSES:                             9/30/98           12/31/97
                                                      ---------         ---------
Balance at beginning of period                        $  15,379         $  13,529
Provision for loan losses                                 2,700             3,600
Loans charged-off                                        (2,904)           (2,139)
Recoveries of charged-off loans                             380               389
                                                      ---------         ---------
Balance at end of period                              $  15,555         $  15,379
                                                      =========         =========

Average loans outstanding during the period           $ 889,065         $ 792,176
Ratio of net charge-offs to average loans
  outstanding during the period (annualized)               0.38%             0.22%
Provision for loan losses to average loans
  outstanding during the period (annualized)               0.41%             0.45%
Allowance to non-performing loans at period-end           75.82%            79.85%
Allowance to total loans at period-end                     1.60%             1.78%

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

                                                                  (Dollars in thousands)
                                                          As of 9/30/98              As of 12/31/97
                                                     -----------------------    ------------------------
                                                                SFAS No. 114                SFAS No. 114
                                                     Recorded     Impairment     Recorded     Impairment
IMPAIRED LOANS WITH IMPAIRMENT ALLOWANCE:            Investment    Allowance    Investment     Allowance
                                                     ----------    ---------    ----------     ---------
Commercial                                            $ 8,273       $ 1,152       $ 7,784       $ 1,499
Commercial real estate                                 13,011         2,051        14,027         2,396
Other                                                      59            59            95            95
                                                      -------       -------       -------       -------

 Total impaired loans with impairment allowance       $21,343       $ 3,262       $21,906       $ 3,990
                                                      =======       =======       =======       =======

     Based on the Company's evaluation process and the methodology to determine the level of the allowance for loan losses, management believes the allowance level as of September 30, 1998 to be adequate to absorb the estimated known and inherent risks identified through its analysis.

OTHER REAL ESTATE OWNED

     The Company's OREO properties, net of valuation allowance, were carried at $13.4 million as of September 30, 1998, approximately at the same level as those carried at $13.3 million at year-end 1997. During the first nine months of 1998, the Company acquired nine properties totaling $3.4 million and disposed of nine properties totaling $3.8 million with a net gain of $201,000. Subsequent to September 30, 1998, five more properties totaling $2.3 million have been disposed of. The Bank has 23 OREO properties at September 30, 1998 which include commercial buildings, warehouses, land, single family residences, apartments and condominiums, all of which are located in Southern California.

     The Bank continues to maintain a valuation allowance for the OREO properties in order to record estimated fair value of the properties. Periodic evaluation is performed on each property and corresponding adjustment is made to the valuation allowance. Any decline in value is recognized as non-interest expense under the provision for OREO losses in the current period and any balance in the valuation allowance is reversed when the respective property is sold. During the first nine months of 1998, management provided approximately $175,000 to the provision for OREO losses based on new listing prices or new appraisals received bringing the valuation allowance to $632,000 as of September 30, 1998. For the nine months ended September 30, 1998, the Bank recognized net income from its OREO properties totaling $241,000 which is included in the other operating income in the accompanying condensed consolidated financial statements.

DEPOSITS

     Total deposits increased $48.1 million or 3.31% from $1,449.1 million at year-end 1997 to $1,497.2 million at September 30, 1998. Approximately 96% of the increase was from time deposits over

$100,000 ("Jumbo CD's"). Consequently, the ratio of core deposits (defined as all deposits excluding Jumbo CD's and brokered deposits) to total deposits continued to decline from 62.11% at year-end 1997 to 60.24% at September 30, 1998. There were no brokered deposits as of September 30, 1998.

     Average total deposits were up $87.6 million or 6.26% from $1,400.3 million for the third quarter of 1997 to $1,487.9 million for the same quarter of 1998. The average deposits grew $83.9 million or 6.06% from $1,383.6 million for the nine months ended September 30, 1997 to $1,467.4 million for the same period in 1998.

     Management continues to monitor the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the patrons the Bank is servicing. Although the Bank's Jumbo CD portfolio kept growing, management considers the Bank's Jumbo CD's generally less volatile since 1) a majority of the Bank's Jumbo CD's have stayed with the Bank for more than two years; 2) the Jumbo CD portfolio continued to be diversified with 3,510 individual accounts averaging approximately $165,000 per account owned by 2,516 individual depositors as of July 23, 1998; and 3) this phenomenon of having relatively higher percentage of Jumbo CD's exists in most of the Asian American banks in the Company's market which is dictated by the fact that the customers in this market tend to have a higher savings rate. To discourage the growth in Jumbo CD's, management has continued to make efforts in the following areas: 1) to offer non-competitive interest rates paid on Jumbo CD's; 2) to develop new transaction-based products and to promote such products to attract depositors; and 3) to diversify the customer base by branch expansion and/or acquisition as opportunities arise. The following table illustrates the deposit mix as of the dates and for the periods indicated:

                                                         (Dollars in thousands)
                                               As of 9/30/98                 As of 12/31/97
                                        ---------------------------    ---------------------------
TYPES OF DEPOSITS:                        Amount          Percent        Amount          Percent
                                        ----------       ----------    ----------       ----------
Demand                                  $  165,160            11.03%   $  175,875            12.14%
NOW accounts                               110,397             7.37       111,653             7.70
Money market accounts                       95,579             6.38        94,708             6.54
Savings deposits                           206,833            13.82       210,291            14.51
Time deposits under $100,000               323,921            21.64       307,504            21.22
Time deposits of $100,000 or more          595,262            39.76       549,090            37.89
                                        ----------       ----------    ----------       ----------
  Total deposits                        $1,497,152           100.00%   $1,449,121           100.00%
                                        ==========       ==========    ==========       ==========

                                               3rd Qtr, 1998                 3rd Qtr, 1997
                                        ---------------------------    ---------------------------
AVERAGE DEPOSITS:                         Amount           Percent       Amount          Percent
                                        ----------       ----------    ----------       ----------
Demand                                  $  168,997            11.36%   $  145,543            10.39%
NOW accounts                               111,879             7.52       114,065             8.15
Money market accounts                       96,754             6.50       100,836             7.20
Savings deposits                           206,018            13.85       213,925            15.28
Time deposits under $100,000               323,340            21.73       307,139            21.93
Time deposits of $100,000 or more          580,996            39.05       518,838            37.05
                                        ----------       ----------    ----------       ----------
  Total deposits                        $1,487,984           100.00%   $1,400,346           100.00%
                                        ==========       ==========    ==========       ==========

                                                YTD 9/30/98                    YTD 9/30/97
                                        ---------------------------    ---------------------------
AVERAGE DEPOSITS:                         Amount           Percent       Amount          Percent
                                        ----------       ----------    ----------       ----------
Demand                                  $  164,362            11.20%   $  140,194            10.13%
NOW accounts                               112,017             7.63       114,721             8.29
Money market accounts                       95,762             6.53        98,077             7.09
Savings deposits                           205,421            14.00       218,258            15.78
Time deposits under $100,000               320,003            21.81       307,497            22.23
Time deposits of $100,000 or more          569,855            38.83       504,807            36.49
                                        ----------       ----------    ----------       ----------
  Total deposits                        $1,467,420           100.00%   $1,383,554           100.00%
                                        ==========       ==========    ==========       ==========

CAPITAL RESOURCES

     On February 19, 1998 the Company's Board of Directors adopted an "Equity Incentive Plan" ("the Plan") which was approved by stockholders at the April 20, 1998 Annual Meeting of Stockholders. The Plan will expire on February 18, 2008. On September 17, 1998, the Company granted 45,000 shares of common stock options with an exercise price of $33.00 per share to ten eligible senior officers and nine outside directors.

     Stockholders' equity amounted to $151.2 million or 8.83% of total assets as of September 30, 1998, compared to $135.9 million or 8.37% of total assets at year-end 1997. The increase of $15.3 million or 11.3% in stockholders' equity was primarily due to an addition of $17.7 million from year-to-date net income, $1.2 million from issuance of additional common shares through Dividend Reinvestment Plan and an increase of $1.1 million in the net unrealized holding gains on securities available-for-sale, net of tax, which were partially offset by dividends paid in the amount of $4.7 million.

     The Company declared a cash dividend of $0.175 per common share in January, April, July and October of 1998, respectively, on 8,941,743, 8,953,307, 8,965,315 and 8,975,129 shares outstanding, respectively. Total cash dividends paid in 1998, including the $1.6 million paid in October 1998, amounted to $6.3 million.

     Management is committed to retain the Company's capital at a level sufficient to support future growth, to protect depositors, to absorb any unanticipated losses and to comply with various regulatory requirements.

     The following tables present the Company and the Bank's capital and leverage ratios as of September 30, 1998 and December 31, 1997. Despite slight decreases in Tier 1 and Total capital ratios comparing September 30, 1998 to December 31, 1997, the Bank's regulatory capital continued to be well above the regulatory minimum requirements. In addition, the capital ratios of the Bank place it in the "well capitalized" category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0% and Tier 1 leverage capital ratio equal to or greater than 5.0%.

                                                                       (Dollars in thousands)
                                                                             COMPANY
                                               --------------------------------------------------------------------
                                                       As of 9/30/1998                      As of 12/31/1997
                                               ------------------------------        ------------------------------
                                                 Balance           Percent              Balance          Percent
                                               -------------    -------------        -------------    -------------
Tier 1 capital (to risk-weighted assets)       $     140,965(1)         11.37%       $     125,977(2)         11.73%
Tier 1 capital minimum requirement                    49,581             4.00               42,957             4.00
                                               -------------    -------------        -------------    -------------

  Excess                                       $      91,384             7.37%       $      83,020             7.73%
                                               =============    =============        =============    =============

Total capital (to risk-weighted assets)        $     156,460(1)         12.62%       $     139,425(2)         12.98%
Total capital minimum requirement                     99,162             8.00               85,913             8.00
                                               -------------    -------------        -------------    -------------

  Excess                                       $      57,298             4.62%       $      53,512             4.98%
                                               =============    =============        =============    =============

Risk-weighted assets                           $   1,239,521                                          $   1,073,918
Tier 1 capital (to average assets)
     - Leverage ratio                          $     140,965(1)          8.41%       $     125,977(2)          7.94%
Minimum leverage requirement                          67,017             4.00               63,484             4.00
                                               -------------    -------------        -------------    -------------

  Excess                                       $      73,948             4.41%       $      62,493             3.94%
                                               =============    =============        =============    =============

Total average assets                           $   1,675,421                         $   1,587,099

                                                                              BANK
                                               --------------------------------------------------------------------
                                                       As of 9/30/1998                      As of 12/31/1997
                                               ------------------------------        ------------------------------
                                                 Balance           Percent              Balance          Percent
                                               -------------    -------------        -------------    -------------
Tier 1 capital (to risk-weighted assets)       $     136,323(1)         11.00%       $     122,431(2)         11.40%
Tier 1 capital minimum requirement                    49,581             4.00               42,957             4.00
                                               -------------    -------------        -------------    -------------
  Excess                                       $      86,742             7.00%       $      79,474             7.40%
                                               =============    =============        =============    =============

Total capital (to risk-weighted assets)        $     151,818(1)         12.25%       $     135,879(2)         12.65%
Total capital minimum requirement                     99,161             8.00               85,913             8.00
                                               -------------    -------------        -------------    -------------
  Excess                                       $      52,656             4.25%       $      49,966             4.65%
                                               =============    =============        =============    =============

Risk-weighted assets                           $   1,239,518                                          $   1,073,915
Tier 1 capital (to average assets)
     - Leverage ratio                          $     136,323(1)          8.14%       $     122,431(2)          7.71%
Minimum leverage requirement                          67,017             4.00               63,484             4.00
                                               -------------    -------------        -------------    -------------
  Excess                                       $      69,306             4.14%       $      58,947             3.71%
                                               =============    =============        =============    =============

Total average assets                           $   1,675,416                                          $   1,587,096

(1) Excluding the unrealized holding gains/losses on securities available-for-sale of $1,465,000, and goodwill of $8,759,000.

(2) Excluding the unrealized holding gains on securities available-for-sale of $370,000, and goodwill of $9,530,000.

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

    The Company manages various market risks in the ordinary course of business. The principal market risk to the Company is the interest rate risk inherent in its lending, investing and deposit taking activities, due to the fact that interest-earning assets and interest-bearing liabilities of the Company do not change at the same speed, to the same extent, or on the same basis. The composition of the Company's financial instruments that are sensitive to changes in interest rates have not significantly changed since December 31, 1997.

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

     The interest rate sensitivity analysis measures the Company's exposure to differential changes in interest rates between assets and liabilities. This analysis details the expected maturity and repricing opportunities mismatch or sensitivity gap between interest-earning assets and interest-bearing liabilities over a specified timeframe. A positive gap exists when rate sensitive assets which reprice over a given time period exceed rate sensitive liabilities. During periods of increasing interest rates environment, net interest margin may be enhanced with a positive gap. Contrarily, a negative gap exists when rate sensitive liabilities which reprice over a given time period exceed rate sensitive assets. During periods of increasing interest rates, net interest margin may be impaired. As of September 30, 1998, the Company was asset sensitive with a cumulative gap ratio of a positive 19.23% within three months, and liability sensitive with a cumulative gap ratio of a negative 11.10% within a 1-year period, compared to a positive 17.28% within three months, and a negative 10.49% within a 1-year period as of December 31, 1997.

     Since interest rate sensitivity analysis does not measure the timing differences in the repricing of asset and liabilities, the Company uses a simulation model to quantify the extent of the differences in the behavior of the lending and funding rates, so as to project future earnings or market values under alternative interest scenarios.

     The simulation measures the volatility of net interest income and market value of equity under immediate rising or falling interest rate scenarios in 25 to 100 basis point increments. The Company establishes a tolerance level in its policy to define and limit interest income volatility to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. When the tolerance level is met or exceeded, the Company then seeks corrective action after considering, among other things, market conditions, customer reaction and the estimated impact on profitability. As of September 30, 1998, the Company's interest income volatility was within the Company's established tolerance level.

     The Company's principal sources of liquidity have been growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans and advances from Federal Home Loan Bank. The Company's liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) decreased slightly to 43.29% as of September 30, 1998, compared to 45.59% at year-end 1997.

     To supplement its liquidity needs, the Bank maintains a total credit line of $40 million for Federal funds with two correspondent banks, a repo line of $100 million with a brokerage firm and a total retail certificate of deposit line of approximately $175 million with two brokerage firms. The Bank is also a shareholder of Federal Home Loan Bank (FHLB) which enables the Bank to have access to lower cost FHLB financing when necessary. The Bank started to make advances from FHLB in the third quarter which amounted to $20 million as of September 30, 1998. Management believes all the above-mentioned sources will provide adequate liquidity to the Company to meet its daily operating needs.

YEAR 2000 READINESS DISCLOSURES

The Company's State of Readiness

1.    Progress Schedule

------------------------  ----------------------  -----------------------  -----------------------  ----------------------
        Phase I                  Phase II                Phase III                Phase IV                 Phase V
       Awareness                Assessment              Renovation           Testing/Validation         Implementation
------------------------  ----------------------  -----------------------  -----------------------  ----------------------
Completed by 12/31/97 -   Completed by 6/30/98    Underway                 Underway - the           Underway
on schedule               - on schedule           simultaneously with      majority of the          simultaneously with
                                                  the Testing and          testing on mission       the Renovation,
                                                  Validation phase and     critical systems is      Testing and
                                                  is scheduled for         scheduled for            Validation phases and
                                                  completion by 12/31/98   completion by 12/31/98   is scheduled for
                                                                                                    completion by 12/31/98
------------------------  ----------------------  -----------------------  -----------------------  ----------------------

2.   Status of Efforts

     During the Assessment Phase, the Bank determined its mission critical systems for the Year 2000 ("Y2K") project. The FDIC defines "mission critical" systems to be "vital to the successful continuance of a core business activity". The mission critical systems are as follows:

     -    IBM mainframe ES9221-191;

     -    Kirchman D-3000;

     -    Olivetti Aladdin teller system;

     -    S.W.I.F.T. Pan America wire transfer;

     -    FRB Fedline, Midanet, etc.;

     -    Zions Bank's TPG Procomm Plus and Sendero investment tracking systems;
          and

     -    CFI Deposit Pro and Laser Pro processing systems.

     Each of these systems has been evaluated for Y2K readiness. The necessary software upgrades have been ordered and installed as they have become available from the vendors. As the upgrades are completed, the systems will then be tested for Y2K readiness in the Bank working environment.

     In addition to the above information technology systems, the Company has also identified the material non information technology systems' Y2K compliant issues, such as utilities, telephone, elevator, fax and copier, etc. With the exception of utilities and telephone systems, all other material non information technology systems are Y2K compliant. The utilities and telephone companies have also assured the Company in writing that they will be Y2K ready in time.

3.   Results of Testing

     The status of testing the mission critical systems is as follows:

     - IBM mainframe: Y2K update received in 1/98 and is installed; one additional upgrade is due to be installed by 12/31/98; testing to be done by IBM by 12/31/98

     - Kirchman D-3000: Y2K certified by vendor; testing results received in 6/98; Bank officers reviewed test results in 8/98; interface testing scheduled for 12/31/98

     - Olivetti Aladdin: Upgrade installed; preliminary tests completed, but more testing is required by 12/31/98

     - S.W.I.F.T. wire: Y2K certified by vendor; upgraded PC operating system; now testing upgrade S.W.I.F.T. software per S.W.I.F.T. testing protocols to be completed by 12/31/98

     - FRB Fedline, etc.: FRB upgrades installed; upgraded PC operating system; testing successful; will test subsequent upgrades as they are issued by FRB

     - Zions Bank programs: Y2K certified by vendor; Zions Bank is on schedule for its Y2K readiness by 12/31/98

     - CFI processing systems: Laser Pro - Upgrade is Y2K certified; will upgrade PCs and install upgrade by 3/31/99; Deposit Pro - Y2K certified, no upgrade is needed

4.    Results of Y2K Borrower Review Process

     The Borrower Review Process began in 6/98 to determine the Y2K readiness of the Bank's major borrowers. A Y2K questionnaire has been mailed to each borrower with total commitments of

     $1,000,000 or more. A loan officer was scheduled to contact each borrower during the past quarter of 1998 and to complete a Y2K risk evaluation based upon the questionnaire and interview.

The Costs to Address the Company's Y2K Issues

     The total cost of the Company's plan to address the Y2K issues is currently estimated to be $750,000 which includes allocated human resource expense, hardware replacements, software upgrades and testing, coordinating, training and other miscellaneous expenses. Any allocated human resource costs have been and will continue to be expensed as incurred. These estimated Y2K compliant costs are expected to be funded through the Company's operating cash flow. As of November 12, 1998, the costs incurred related to Y2K issues are estimated to be $150,000.

     However, there is no assurance that the actual costs to address the Y2K issues will not exceed the Company's current estimate. It is not expected that these costs will have a material adverse effect on the Company's financial condition or results of operations.

The Risks of the Company's Year 2000 Issues

     The Company reviews the costs and the progress of its remediation program to ensure that unforeseen problems and uncertainties associated with Y2K consequences are resolved in a timely manner. Although the Company believes it has addressed all aspects of the Y2K issues, there can be no assurance that the systems of other companies on which the Company's systems rely or the systems of the Company's borrowers also will be timely converted. Any such failure to convert by another company may result in the Company's inability to operate properly and to produce accurate customer statements causing the loss of customers, therefore, may have an adverse effect on the Company's financial condition or results of operations.

The Company's Contingency Plans

     A Year 2000 contingency team is working to provide detailed answers to internal contingency plan questionnaires. 98% of the backup procedures have been identified for the mission critical systems and processes. The backup procedures are scheduled for testing by year end. The plan is on schedule to be finalized in the first quarter of 1999. The final contingency plan will cover contingencies for December 31, 1999 and for January 1, 2000.

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


                                            Cathay Bancorp, Inc.
                                            (Registrant)






Date:  November 12, 1998                    DUNSON K. CHENG
       -----------------                    ---------------
                                            Dunson K. Cheng
                                            Chairman and President






Date:  November 12, 1998                    ANTHONY M. TANG
       -----------------                    ---------------
                                            Anthony M. Tang
                                            Chief Financial Officer