Form 10-K405
period 1998-12-31
CATHAY BANCORP INC
filed 1999-03-30
CIK 861842

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the fiscal year ended              December 31, 1998
                          ---------------------------------------------------


[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


Commission file number                    0-18630
                      -------------------------------------------------------


                              CATHAY BANCORP, INC.
-----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                95-4274680
--------------------------------------   ------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)


             777 North Broadway, Los Angeles, California 90012
-----------------------------------------------------------------------------
          (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:       (213) 625-4700
                                                   --------------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class             Name of each exchange on which registered
---------------------------        ------------------------------------------
         None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.01 par value
-----------------------------------------------------------------------------
                              (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  [ X ]   Yes                [   ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 5, 1999 was $286,714,779 (computed on the basis of $39.50 per share, which was the last sale price of the Company's Common Stock reported by the Nasdaq National Market on March 5, 1999).*

     The number of shares outstanding of each of the Registrant's classes of Common Stock as of March 5, 1999: Common Stock, $.01 par value - 8,998,396 shares


                       DOCUMENTS INCORPORATED BY REFERENCE


- Portions of Registrant's definitive proxy materials relating to its 1999 Annual Meeting of Stockholders, as filed, are incorporated by reference into Part III.

- Portions of Registrant's Annual Report to Stockholders for the Year Ended December 31, 1998 (referred to below as "Annual Report to Stockholders") are incorporated by reference into Parts I, II and IV.




----------------
* Estimated solely for the purposes of this cover page. The market value of shares held by the Company's directors, officers and Employee Stock Ownership Plan have been excluded.

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

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES


                             BUSINESS OF THE COMPANY
GENERAL

     Cathay Bancorp, Inc. ("the Company") is a business corporation organized under the laws of the State of Delaware on March 1, 1990. The only office of the Company, and its principal place of business, is located at the main office of Cathay Bank (the "Bank" or "Cathay Bank") at 777 North Broadway, Los Angeles, California 90012. Its telephone number is (213) 625-4700.

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

     Cathay Bank's main office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. In addition, the Bank has 17 other branch offices located in the cities of Monterey Park, Alhambra, Hacienda Heights, Westminster, San Gabriel, Torrance, Cerritos, City of Industry, Irvine and Los Angeles in Southern California, as well as the cities of San Jose, Oakland, Cupertino, Fremont, Millbrae and Richmond in Northern California. Cathay Bank's primary market area is defined by its Community Reinvestment Act (CRA) delineation which includes the contiguous areas surrounding each of the Bank's branch offices. It is the Bank's policy to reach out and actively offer services to low and moderate income groups in the delineated branch service areas. Many of the Bank's employees speak both English and one or more Chinese dialects or Vietnamese, and are thus able to serve the Bank's Chinese, Vietnamese and English speaking customers.

     Cathay Bank conducts substantially the same business operations as a typical commercial bank, which is to accept checking, savings, and time deposits, and to make commercial, real estate, personal, home improvement, automobile and other installment and term loans. From time to time, the Bank also invest available funds in other interest earning assets, such as U.S. Treasury securities, U.S. government agencies securities, state and municipal securities, mortgage-backed securities, asset-backed securities and corporate bonds. It also offers letters of credit, wire transfers, spot and forward contracts, traveler's checks, safe deposit, night deposit, social security payment deposit, collection, bank-by-mail, drive-up and walk-up windows, automatic teller machine ("ATM") and other customary bank services to its customers. To accommodate those customers who cannot conduct banking businesses during normal banking hours, the Bank has extended its banking hours to include Saturdays for all branches and Sundays for certain branches. In addition, the operations of the drive-up and walk-up facilities are extended past normal banking hours.

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

SELECTED FINANCIAL DATA

     Information concerning changes in the Company's financial condition and results of operations is included under the caption "Selected Consolidated Financial Data" on page 13 of the Annual Report to Stockholders and is incorporated herein by reference.

SECURITIES

     Information concerning the carrying value and the maturity distribution and yield analysis of the Bank's securities available-for-sale and securities held-to-maturity portfolios is included on pages 19 through 21 of the Annual Report to Stockholders and is incorporated herein by reference. A summary of the amortized cost and estimated fair value of the Bank's securities by contractual maturity is found in Note 4 to the Consolidated Financial Statements on pages 48 and 49 of the Annual Report to Stockholders, and is incorporated herein by reference.

LOANS

     DISTRIBUTION AND MATURITY OF LOANS. Information concerning loan type and mix, distribution of loans and maturity of loans is included on pages 21 through 23 of the Annual Report to Stockholders and is incorporated herein by reference.

     NON-PERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES. Information concerning non-performing loans, allowance for loan losses, loans charged-off, loan recoveries and other real estate owned is included on pages 23 through 28 and in Notes 5 and 6 to the Consolidated Financial Statements on pages 50 through 52 of the Annual Report to Stockholders and is incorporated herein by reference.

DEPOSITS

     Information concerning types of deposit accounts and average deposits and rates is included on pages 28 and 29 of the Annual Report to Stockholders and is incorporated herein by reference.

RETURN ON EQUITY AND ASSETS

     Information concerning the return on assets, return on stockholders' equity, equity to assets ratio and dividend payout ratio is included on page 13 of the Annual Report to Stockholders and is incorporated herein by reference.

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

CATHAY INVESTMENT COMPANY

     Cathay Investment Company ("CIC") is a wholly owned subsidiary of Cathay Bank that was formed in 1984 to invest in real property. In 1987, CIC opened a branch office in Taipei, Taiwan to promote Taiwanese real estate investments in Southern California. The office in Taipei is located at 146 Sung Chiang Road, Sixth Floor, Suite 3, Taipei, Taiwan which consists of 1,512 square feet. The lease is for three years from 10/5/96 to 10/4/99 for a monthly rent of approximately $3,400 at the exchange rate in effect at December 31, 1998.

     As of December 31, 1998, CIC owned one property with a net equity investment of $641,558. The property is an 8,200 square foot strip shopping center on a 27,000 square foot parcel of land located on Harbor Boulevard, Garden Grove, California. The Bank filed an application for consent for subsidiary to continue to engage in activity on February 4, 1994, and received approval from the FDIC on March 8, 1995 to hold the property for an additional five years. The property is currently in escrow and the sale is expected to close in April 1999.

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

     Furthermore, the Bank owns properties located in the cities of Monterey Park, Alhambra, Westminster, San Gabriel, Torrance, Cerritos, City of Industry and Cupertino, where certain of its branch offices are located.
Those properties were acquired between years 1979 and 1993.

     In addition to the aforementioned bank-owned properties, the parking lot lease and the lease for the CIC Taipei office, the Bank leases certain other premises. The following table depicts the location, square footage, purpose, lease term and monthly payment of each lease.

----------------------------------------------------------------------------------------------------------------------
            Location               Sq. ft.             Purpose                Lease term          Monthly payment
----------------------------------------------------------------------------------------------------------------------
767 N. Hill Street, Los Angeles  8,912       Administrative offices      2/1/98 - 1/31/01      $8,912
(Rm 305-306, 308-309, 313-315,
320)*
----------------------------------------------------------------------------------------------------------------------
767 N. Hill Street, Los Angeles  1,518       Administrative offices      2/1/98 - 1/31/01      $1,800
(Rm 301-302)
----------------------------------------------------------------------------------------------------------------------
16025 Gale Avenue, Suite B-1,    4,483       Hacienda Heights branch     1/96 - 6/99 with two  $4,842
City of Industry                             office                      5-year options
----------------------------------------------------------------------------------------------------------------------
2010 Tully Road,                 4,800       San Jose branch office      3/96 - 4/06 with two  $8,640
San Jose                                                                 5-year options**
----------------------------------------------------------------------------------------------------------------------
710 Webster Street, Oakland      5,000       Oakland branch office       9/96 - 9/01           $6,000
----------------------------------------------------------------------------------------------------------------------
47998 Warm Springs Blvd.,        2,400       Fremont branch office       10/97 - 9/00 with     $3,471
Fremont                                                                  one more 3-year
                                                                         option
----------------------------------------------------------------------------------------------------------------------
15323 Culver Drive, Irvine       4,450       Irvine branch office        4/89 - 4/09 with two  $6,089
                                                                         5-year options
----------------------------------------------------------------------------------------------------------------------
1095 El Camino Real, Millbrae    3,441       Millbrae branch office      1/95 - 12/99 with     $7,002
                                                                         two 5-year options
----------------------------------------------------------------------------------------------------------------------
800 N. Hill Street,              8,707       Hill/Alpine branch office   2/99 - 2/04           $5,017
Los Angeles
----------------------------------------------------------------------------------------------------------------------
43 E. Valley Blvd., Alhambra     1,976       Valley/Stoneman branch      8/96 - 8/01 with      $4,412
                                             office                      three 5-year options
----------------------------------------------------------------------------------------------------------------------
3288 Pierce Street,              2,535       Berkeley/Richmond branch    10/97 - 10/03 with    $6,338
Suite D-101, Richmond                        office                      two 5-year options
----------------------------------------------------------------------------------------------------------------------
420 W. Valley Blvd.,             2,000       Previous Valley/Prospect    2/96 - 2/01           $4,193 (sublease
San Gabriel                                  branch office               (subleased 4/1/99     rental income $2,500)
                                                                         -2/14/01)
----------------------------------------------------------------------------------------------------------------------
Tak Shing House #103, 20 Des       580       Hong Kong representative    3/1/98 - 2/29/00      $3,200 approximately
Voeux Road Central, Hong Kong                office                                            at the exchang rate
                                                                                               in effect at 12/31/98
----------------------------------------------------------------------------------------------------------------------

* The lease referred to here has been entered into between the Bank and T.C. Realty, Inc., a California corporation owned by the spouse of Mr. Patrick Lee, a director of Bancorp and the Bank. Management believes that the lease is on terms at least as favorable to the Bank as would have existed in a transaction with an unrelated third party.

** Cathay Bank has a one-time right to cancel the lease after the fifth year upon the payment of $55,500 in consideration.

     The Bank currently operates 18 domestic branch offices (one domestic branch office is to be closed in the second quarter of 1999), one branch office of CIC in Taiwan, and one representative office in Hong Kong. Each branch office has loan approval rights subject to the branch manager's authorized lending limits. Activities of the CIC Taiwan office and Hong Kong representative office are limited to coordinating the transportation of documents to the Bank's main office and performing liaison services. A list of the offices of the Bank and CIC is included on page 68 of the Annual Report to Stockholders and is incorporated herein by reference.

     As of December 31, 1998, the Bank's investment in premises and equipment totaled $25,826,808. See also Note 8 to the Consolidated Financial Statements on page 52 of the Annual Report to Stockholders, which is incorporated herein by reference.

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

     To compete with other financial institutions in its primary service areas, the Bank relies principally upon local promotional activities, personal contacts by its officers, directors, employees, and stockholders, extended hours on week days, Saturday banking, and in certain locations Sunday banking, an internet website and specialized services. For customers whose loan demands exceed the Bank's lending limit, the Bank has attempted in the past, and intends in the future, to arrange for such loans on a participation basis with corresponding banks. The Bank also assists customers requiring other services not offered by the Bank to obtain such services from its correspondent banks.

     There are approximately 12 Asian-American banks and two other major financial institutions in the Bank's headquarters branch area, which compete for California Asian-American customers, as well as other ethnic customers. In addition, banks from the Pacific Rim countries, such as Taiwan, Hong Kong and China continue to open branches in the Los Angeles area, thus increasing the Bank's competition.

EMPLOYEES

     As of December 31, 1998, the Company and Cathay Bank (including CIC) employed approximately 501 persons, including 114 officers. None of the employees are represented by a union. Management believes that its relations with employees are excellent.

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

CAPITAL REQUIREMENTS

     Among other matters, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking regulatory agency to revise its risk-based capital standards and to specify levels at which regulated institutions will be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". Information concerning regulations of the risk-based capital requirements prescribed by the regulatory authorities is included on page 30 of the Annual Report to Stockholders and is incorporated herein by reference.

     The Board has adopted percentage minimum leverage ratios for banking organizations (including state member banks and bank holding companies). The Company is expected to maintain at least a four percent minimum leverage ratio depending on interest rate risk exposure, asset quality, liquidity, earnings, expansion plans, growth patterns and other relevant factors. The Company was well capitalized as of December 31, 1998 with a leverage ratio of 8.45%.

     The tables presenting the Company and the Bank's risk-based capital and leverage ratios as of December 31, 1998 are included in Note 11 to the Consolidated Financial Statements on page 55 of the Annual Report to Stockholders, which is incorporated herein by reference.

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

     During 1998 the Company maintained its compliance with the requirements of
Section 112 of FDICIA. Section 112 affects all banks of $150 million or more in assets, and reflects the government's growing concern for legislative reform to strengthen bank accounting, auditing, and internal control oversight. Essentially, it establishes standards for composition of a bank's audit committee; requires assessment of the organization's compliance with designated laws and regulations; mandates documentation and testing of the bank's internal control structure as it relates to financial reporting controls; and, compels management's positive report (attested to by the bank's independent auditors) as of the end of each fiscal year, concerning the quality, adequacy and efficiency of the bank's internal controls.

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

     Banks and bank holding companies contemplating acquisitions must comply with the competitive standards of the BHCA, the Change in Bank Control Act ("CBA") or the Bank

Merger Act ("BMA"), as applicable. The crucial test under each Act is whether the proposed acquisition will "result in a monopoly" or will "substantially" lessen competition in the relevant geographic market. Both the BHCA and the BMA preclude granting regulatory approval for any transaction that will "result in" a monopoly or the furtherance of a plan to create a monopoly. However, where a proposed transaction is likely to cause a substantial reduction in competition, or tends to create a monopoly or otherwise restrain trade, these Acts permit the granting of regulatory approval if the applicable regulator finds that the perceived anti-competitive effects of the proposed transaction "are clearly outweighed in the public interest by the probable effect of the transaction on the convenience and needs of the community to be served."

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

     The Company constantly seeks to expand its market areas through acquiring other financial institutions or establishing de novo branches in or outside of California as permitted by applicable laws, whenever opportunies strike. The Riegle-Neal Act may have the effect of increasing competition by facilitating entry into the California banking market by out of state banks and bank holding companies.

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

     The Bank received FHLB membership approval in January 1993, and became a member/stockholder of the FHLB of San Francisco. By becoming a FHLB member, the Bank may have access to a source of low-cost liquidity. To access the credit services offered by the district banks, a member must also become a stockholder of the FHLB in its district. The level of stock ownership is currently governed by the Federal Home Loan Bank Act, and the amount of borrowing is defined by the amount of stock purchased. FHLB stock is purchased and redeemed at par. The Bank's investment in FHLB stock totaled 59,913 shares or $5,991,300 as of December 31, 1998.

     All credits extended by the district bank require full collateralization. Eligible collateral includes residential first mortgage loans on single and multi-family projects, U.S. government and agency securities, deposits in district banks, and certain other real estate related assets permitted by law.

DIVIDENDS

     As a California corporation, Cathay Bank may not pay dividends to the Company in excess of certain statutory limits. As of December 31, 1998, the maximum dividend that Cathay Bank could have declared, subject to regulatory approval, was $41,421,000. The banking regulatory agencies may prohibit a bank from paying dividends to its bank holding company if the agencies determine that such a payment would constitute an unsafe or unsound banking practice.

ITEM 3.   LEGAL PROCEEDINGS

     Management is not currently aware of any litigation that is expected to have material adverse impact on the Company's consolidated financial condition, or the results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   (a)    Market Information

          The information under the caption "Market for Cathay Bancorp, Inc. Stock" on page 1 and under the caption "Additional Information" on page 68 of the Annual Report to Stockholders is incorporated herein by reference.

   (b)    Holders

          As of March 5, 1999, there were approximately 1,800 holders of record of the Company's Common Stock.

   (c)    Dividends

          The information under the captions "Market for Cathay Bancorp, Inc. Stock" on page 1 and "Capital Resources" on page 30 and in Note 11 to the Consolidated Financial Statements on pages 55 and 56 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information under the caption "Selected Consolidated Financial Data" on page 13 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 37 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the captions "Liquidity and Market Risk" and "Interest Rate Sensitivity" on pages 31 through 33 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report and the Company's Consolidated Financial Statements and Notes thereto on pages 39 through 64 of the Annual Report to Stockholders is incorporated herein by reference. See Item 14 of this report for information concerning financial statements filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the caption "Election of Directors" on pages 3 through 7 of the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     The following persons are the executive officers and other significant officers of the Company and/or Cathay Bank:

         George T.M. Ching, age 84, Vice-Chairman of the Board of Directors of Bancorp since 1990; Vice-Chairman of the Board of Directors of Cathay Bank since 1985, President of Cathay Bank from 1962 until 1985 and director of Cathay Bank since 1962; President of CIC since 1985 and director of CIC since 1984.

         Dunson K. Cheng, age 54, Chairman of the Board of Directors of each of Bancorp, Cathay Bank and CIC since 1994; President of Bancorp since 1990; President of Cathay Bank since 1985 and director of Cathay Bank since 1982; Secretary of CIC from 1985 until 1994; Chief Executive Officer of CIC since 1995 and director of CIC since 1984.

         Wilbur K. Woo, age 83, Secretary of Bancorp since 1990; Secretary of the Board of Directors of Cathay Bank since 1980 and director of Cathay Bank since 1978; Director of CIC since 1987.

         Anthony M. Tang, age 45, Executive Vice President of Bancorp since 1994; Senior Executive Vice President of Cathay Bank since December 1998; Executive Vice President of Cathay Bank from 1994 to December 1998; Senior Vice President of Bancorp and Cathay Bank from 1990 until 1994; Chief Financial Officer and Treasurer of Bancorp since 1990; Chief Lending Officer of Cathay Bank since 1985; and director of Cathay Bank since 1986.

         John Chen, age 65, Executive Vice President for Northern California operations of Cathay Bank since January 1998. Mr. Chen was employed by Bank of America as a Senior Vice President and District Manager from 1993 to 1996 and in various capacities from 1969 to 1993.

         Irwin Wong, age 51, Executive Vice President for Southern California Branch Administration of Cathay Bank since December 1998; Senior Vice President for Branch Administration of Cathay Bank from 1989 to November 1998; and Vice President for Branch Administration from 1988 until 1989. Mr. Wong was employed by Security Pacific National Bank as a Vice President and Manager from 1983 until 1988.

         Milly W. Joe, age 61, Senior Vice President and Cashier of Cathay Bank from 1989 to February 1999; Vice President and Cashier of Cathay Bank from 1981 to 1989; and various capacities from 1968 to 1981. Ms. Joe retired in February, 1999.

         Elena Chan, age 47, Senior Vice President and Chief Financial Officer of Cathay Bank since December 1992; Vice President of Finance from March 1992 to November 1992; and Vice President and Internal Auditor of Cathay Bank from 1985 to February 1992.

     All of the above-named officers were elected on April 23, 1998 at a regular Board of Directors meeting. The term of office of each officer is from the time of appointment until the next annual organizational meeting of the Board of Directors of Bancorp or Cathay Bank (or action in lieu of a meeting) and until the appointment of his or her successor unless, before that time, the officer resigns or is removed or is otherwise disqualified from serving as an officer of Bancorp or Cathay Bank.

     The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 18 of the Company's Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the captions "Information Concerning Management Compensation" and "Compensation Committee Interlocks and Insider Participation" on pages 9 through 12 of the Company's Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The information under the captions "Principal Holders of Securities" on page 2 and "Election of Directors" on pages 3 through 7 of the Company's Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the captions "Election of Directors" on pages 3 through 7 and "Certain Transactions" on pages 18 and 19 of the Company's Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Documents Filed as Part of this Report

     (a)(1)  Financial Statements

                              Financial Statements
                                       of
                      Cathay Bancorp, Inc. and Subsidiary*

                                                                                              Page No. in
                                                                                             Annual Report
                                                                                             -------------
             Consolidated Statements of Condition
               as of December 31, 1998 and 1997                                                     39

             Consolidated Statements of Income and Comprehensive Income
               for each of the years in the 3-year period
               ended December 31, 1998                                                              40

             Consolidated Statements of Changes in Stockholders' Equity
               for each of the years in the 3-year period
               ended December 31, 1998                                                              41

             Consolidated Statements of Cash Flows
               for each of the years in the 3-year period
               ended December 31, 1998                                                              42

             Notes to Consolidated Financial Statements                                           43-63

             Independent Auditors' Report of KPMG LLP                                               64

-----------------------
     *Parent-only condensed financial information of the Company as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 is included in Note 16 to the Consolidated Financial Statements on pages 61 and 62 of the Annual Report to Stockholders, which is incorporated herein by reference.

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

     10.2 Amended and Restated Cathay Bank Employee Stock Ownership Plan and Trust, each amended by the First Amendment, and Second Amendment thereto. Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Amendment No.1 to Annual Report on Form 10-K/A for the year ended December 31, 1998 and incorporated herein by reference.

     10.3 Dividend Reinvestment Plan of the Company. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

     10.4 Equity Incentive Plan of the Company. Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.*

     13.1 Certain portions of the Registrant's 1998 Annual Report to Stockholders incorporated herein by reference.

     22.1    Subsidiaries of the Company

     23.1    Consent of Independent Auditors

     27      Financial Data Schedule

     * Management compensatory plan

     (b)     Reports on Form 8-K

             There were no reportable events.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CATHAY BANCORP, INC.



Date:  March 29, 1999                      By:  /s/ Dunson K. Cheng
                                                ------------------------------
                                                Dunson K. Cheng
                                                Chairman and President


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

Signature                                        Title                                  Date
---------                                        -----                                  ----

/s/ Dunson K. Cheng
------------------------------------             President, Chairman of                 March 29, 1999
Dunson K. Cheng                                  the Board and Director
                                                 (principal executive officer)


/s/ Anthony M. Tang                              Executive Vice President,              March 29, 1999
------------------------------------             Chief Financial Officer
Anthony M. Tang                                  /Treasurer and Director
                                                 (principal financial officer)
                                                 (principal accounting officer)


/s/ Ralph Roy Buon-Cristiani                     Director                               March 29, 1999
------------------------------------
Ralph Roy Buon-Cristiani


/s/ Kelly L. Chan                                Director                               March 29, 1999
------------------------------------
Kelly L. Chan


/s/ Michael M.Y. Chang                           Director                               March 29, 1999
------------------------------------
Michael M.Y. Chang


                             [SIGNATURES CONTINUED]




                             [SIGNATURES CONTINUED]

Signature                                        Title                                  Date
---------                                        -----                                  ----

/s/ George T.M. Ching                            Vice Chairman of the                   March 29, 1999
------------------------------------             Board and Director
George T.M. Ching


/s/ Wing K. Fat                                  Director                               March 29, 1999
------------------------------------
Wing K. Fat


/s/ Patrick S.D. Lee                             Director                               March 29, 1999
------------------------------------
Patrick S.D. Lee


/s/ Chi-Hung Joseph Poon                         Director                               March 29, 1999
------------------------------------
Chi-Hung Joseph Poon


/s/ Thomas G. Tartaglia                          Director                               March 29, 1999
------------------------------------
Thomas G. Tartaglia


/s/ Wilbur K. Woo                                Secretary of the Board                 March 29, 1999
------------------------------------             and Director
Wilbur K. Woo

                                  EXHIBIT INDEX

Exhibit No.                           Description
----------- ------------------------------------------------------------------
3.1         Restated Articles of Incorporation.  Previously filed with the
            Securities and Exchange Commission as an exhibit to Registration
            Statement No. 33-33767 and incorporated herein by reference.

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

10.2        Amended and Restated Cathay Bank Employee Stock Ownership Plan and
            Trust, each amended by the First Amendment, and Second Amendment thereto. Previously filed with the Securities and Exchange
            Commission as an exhibit to Registrant's Amendment No.1 to Annual
            Report on Form 10-K/A for the year ended December 31, 1998 and incorporated herein by reference.

10.3        Dividend Reinvestment Plan of the Company. Previously filed with the
            Securities and Exchange Commission as an exhibit to Registration
            Statement No. 33-33767 and incorporated herein by reference.

10.4        Equity Incentive Plan of the Company.  Previously filed with the
            Securities and Exchange Commission as an exhibit to Registrant's
            Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.*

13.1        Certain portions of the Registrant's 1998 Annual Report to
            Stockholders incorporated herein by reference.

22.1        Subsidiaries of the Company

23.1        Consent of Independent Auditors

27          Financial Data Schedule

            * Management compensatory plan

(b)         Reports on Form 8-K

            There were no reportable events.