Form 10-Q
period 1999-03-31
CATHAY BANCORP INC
filed 1999-05-17
CIK 861842

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1999
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ---------------------------

Commission file number                 0-18630
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X       No
                                                 ---           ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $.01 par value, 9,010,132 shares outstanding as of May 11, 1999.

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION  ............................................ 3

         Item 1.      Financial Statements (unaudited) ..................... 4

                      Notes to Condensed Consolidated Financial Statements
                       (unaudited)...........................................7

         Item 2.      Management's Discussion and Analysis of
                         Financial Condition and Results of Operations.......8

         Item 3.      Quantitative and Qualitative Disclosures
                        About Market Risk...................................22

PART II - OTHER INFORMATION.................................................23

         Item 1.      Legal Proceedings.....................................23
         Item 2.      Changes in Securities and Use of Proceeds.............23
         Item 3.      Defaults upon Senior Securities.......................23
         Item 4.      Submission of Matters to a Vote of Security Holders...23
         Item 5.      Other Information   ..................................23
         Item 6.      Exhibits and Reports on Form 8-K......................23

SIGNATURES..................................................................24

                             PART I - FINANCIAL INFORMATION
                             ------------------------------

                              ITEM 1. FINANCIAL STATEMENTS
                              ----------------------------


                       CATHAY BANCORP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   As of March 31, 1999 and December 31, 1998
                                   (unaudited)
                        (in thousands, except share data)

                                                                        Mar. 31, 1999             Dec. 31, 1998
                                                                    ----------------------    -----------------------
ASSETS
Cash and due from banks                                            $       47,884            $       64,656
Federal funds sold and securities purchased under
     agreements to resell                                                  40,000                    17,000
                                                                    --------------            --------------

     Cash and cash equivalents                                             87,884                    81,656
Securities available-for-sale (amortized cost of
     $151,057 in 1999 and $237,877 in 1998)                               151,654                   239,928
Securities held-to-maturity (estimated fair value
     of $468,454 in 1999 and $426,778 in 1998)                            464,122                   418,156
Loans (net of allowance for loan losses of
     $16,840 in 1999 and $15,970 in 1998)                               1,006,214                   961,876
Other real estate owned, net                                               10,968                    10,454
Investments in real estate, net                                            16,406                     1,457
Premises and equipment, net                                                25,835                    25,827
Customers' liability on acceptance                                         13,561                    10,847
Accrued interest receivable                                                11,153                    11,996
Goodwill                                                                    8,421                     8,590
Other assets                                                               10,908                    10,111
                                                                    --------------            --------------

     Total assets                                                  $    1,807,126            $    1,780,898
                                                                    --------------            --------------
                                                                    --------------            --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Non-interest bearing demand deposits                          $      183,341            $      178,068
     Interest bearing accounts
         NOW accounts                                                     114,541                   114,982
         Money market deposits                                            107,040                   113,869
         Savings deposits                                                 206,653                   207,365
         Time deposits under $100,000                                     334,989                   326,968
         Time deposits of $100,000 or more                                643,004                   619,150
                                                                    --------------            --------------

     Total deposits                                                     1,589,568                 1,560,402
Securities sold under agreements to repurchase                              3,712                    16,436
Advances from Federal Home Loan Bank                                       30,000                    30,000
Acceptances outstanding                                                    13,561                    10,847
Other liabilities                                                           9,189                     6,561
                                                                    --------------            --------------

     Total liabilities                                                  1,646,030                 1,624,246
Stockholders' equity
     Preferred stock, $.01 par value; 10,000,000
         shares authorized, none issued                                        --                        --
     Common stock, $.01 par value; 25,000,000 shares
         authorized, 8,998,412 and 8,988,760 shares issued and
         outstanding in 1999 and 1998, respectively                            90                        90
     Additional paid-in-capital                                            63,276                    62,919
     Accumulated other comprehensive income                                   346                     1,189
     Retained earnings                                                     97,384                    92,454
                                                                    --------------            --------------

     Total stockholders' equity                                           161,096                   156,652
                                                                    --------------            --------------

     Total liabilities and stockholders' equity                    $    1,807,126            $    1,780,898
                                                                    --------------            --------------
                                                                    --------------            --------------

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       CATHAY BANCORP, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               For the three months ended March 31, 1999 and 1998
                                   (unaudited)
                 (In thousands, except share and per share data)


                                                                                       1999               1998
                                                                                    ----------         ----------
INTEREST INCOME
   Interest on loans                                                                $   20,635         $   19,554
   Interest on securities available-for-sale                                             3,250              3,198
   Interest on securities held-to-maturity                                               6,660              5,720
   Interest on Federal funds sold and securities sold
       under agreements to resell                                                          964                702
   Interest on deposits with banks                                                           5                  5
                                                                                    ----------         ----------
   Total interest income                                                                31,514             29,179
                                                                                    ----------         ----------

INTEREST EXPENSE
   Time deposits of $100,000 or more                                                     7,739              7,373
   Other deposits                                                                        5,089              5,856
   Other borrowed funds                                                                  1,178                262
                                                                                    ----------         ----------
   Total interest expense                                                               14,006             13,491
                                                                                    ----------         ----------
   Net interest income before provision for loan losses                                 17,508             15,688
   Provision for loan losses                                                             1,050                900
                                                                                    ----------         ----------
   Net interest income after provision for loan losses                                  16,458             14,788
                                                                                    ----------         ----------

NON-INTEREST INCOME
   Securities gains(losses)                                                                (32)                35
   Letter of credit commissions                                                            486                444
   Service charges                                                                         944              1,018
   Other operating income                                                                  520                505
                                                                                    ----------         ----------
   Total non-interest income                                                             1,918              2,002
                                                                                    ----------         ----------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                                        4,664              4,364
   Occupancy expense                                                                       672                653
   Computer and equipment expense                                                          621                595
   Professional services expense                                                           925                755
   FDIC and State assessments                                                               97                 99
   Marketing expense                                                                       313                332
   Real estate operations, net                                                            (453)               145
   Other operating expense                                                                 846                939
                                                                                    ----------         ----------
   Total non-interest expense                                                            7,685              7,882
                                                                                    ----------         ----------
   Income before income tax expense                                                     10,691              8,908
Income tax expense                                                                       4,188              3,490
                                                                                    ----------         ----------
Net Income                                                                               6,503              5,418
                                                                                    ----------         ----------

Other comprehensive income, net of tax:
   Unrealized holding gain arising during the period                                      (637)               (96)
   Less:   reclassification adjustment for realized
           gain(loss) on securities included in net income                                 206                (15)
                                                                                    ----------         ----------
   Total other comprehensive income, net of tax                                           (843)               (81)
                                                                                    ----------         ----------
Total comprehensive income                                                          $    5,660         $    5,337
                                                                                    ----------         ----------
                                                                                    ----------         ----------

Net income per common share
   Basic                                                                            $     0.72         $     0.61
   Diluted                                                                          $     0.72         $     0.61

Basic average common shares outstanding                                              8,995,981          8,949,825
Diluted average common shares outstanding                                            9,001,465          8,949,825

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         CATHAY BANCORP, INC. & SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)


                                                                                   (In thousands)
                                                                       --------------------------------------
                                                                             1999                  1998
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $  6,503              $  5,418
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Provision for loan losses                                           1,050                   900
         Provision for losses on other real estate owned                        68                    55
         Depreciation                                                          369                   298
         Net gain on sales of other real estate owned                         (546)                   (9)
         (Gain) loss on sales and calls of investment securities                32                   (35)
         Amortization and accretion of investment
                security premiums, net                                         187                    32
         Amortization of goodwill                                              169                   174
         Increase (decrease) in deferred loan fees                               1                   (99)
         Decrease in accrued interest receivable                               843                 1,748
         (Increase) decrease in other assets, net                             (797)                2,555
         Increase in other liabilities                                       2,628                 6,706
-------------------------------------------------------------------------------------------------------------
              Total adjustments                                              4,004                12,325
-------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                     10,507                17,743
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                                 (270,341)              (50,513)
Proceeds from maturity and call of securities available-for-sale           354,586                50,723
Proceeds from sale of securities available-for-sale                              -                 6,424
Purchase of mortgage-backed securities available-for-sale                        -               (24,582)
Proceeds from repayments of  mortgage-backed securities
     available-for-sale                                                      3,347                15,664
Purchase of securities held-to-maturity                                    (45,057)               (3,433)
Proceeds from maturity and call of securities held-to-maturity                 300                   738
Purchase of mortgage-backed securities held-to-maturity                    (26,553)              (15,057)
Proceeds from repayments of mortgage-backed securities held-to-maturity     24,964                11,259
Net increase in loans                                                      (46,384)              (33,952)
Purchase of premises and equipment                                            (377)                 (472)
Proceeds from sale of other real estate owned                                  959                   528
(Increase) decrease in investments in real estate                          (14,949)                   44
-------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                        (19,505)              (42,629)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand deposits, NOW accounts,
     money market and savings deposits                                      (2,709)               (6,124)
Net increase in time deposits                                               31,875                24,641
Net decrease in securities sold under agreements to repurchase             (12,724)               (8,158)
Cash dividends                                                              (1,573)               (1,565)
Proceeds from shares issued to Dividend Reinvestment Plan                      357                   395
-------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                     15,226                 9,189
-------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                             6,228               (15,697)
Cash and cash equivalents, beginning of the period                          81,656               124,728
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of the period                              $ 87,884              $109,031
-------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
     Cash paid during the period for:
         Interest                                                         $ 14,059              $ 13,450
         Income taxes                                                     $  3,300              $    570
     Non-cash investing activities:
         Transfers to securities available-for-sale
            within 90 days of maturity                                    $    260              $    230
         Net change in unrealized holding gain on securities
            available-for-sale, net of tax                                $   (843)             $    (81)
         Transfers to other real estate owned                             $    995              $    786
-------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       CATHAY BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 amends FASB Statement No. 52, "Foreign Currency Translation", to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes FASB Statements No. 80, "Accounting for Future Contracts", No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", and No.119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". It also amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", the disclosure provisions about concentrations of credit risk from Statement No. 105.

     SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivative) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The impact of implementing SFAS No. 133 is not expected to be material to the Company's results of operations or financial condition.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investment. SFAS No. 134 was adopted on January 1, 1999. Adoption of the statement did not have any material impact on the Company's results of operations or financial condition.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


     The following discussion is given based on the assumption that the reader has access to and read the Annual Report on Form 10-K for the year ended December 31, 1998 of Cathay Bancorp, Inc. ("Bancorp") and its subsidiary Cathay Bank ("the Bank"), together ("the Company").

     The following discussion includes forward-looking statements regarding management's beliefs, projections and assumptions concerning future results and events. These forward-looking statements may, but do not necessarily, also include words such as "believes", "expects", "anticipates", "intends", "plans", "estimates" or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, fluctuations in interest rates, demographic changes, increases in competition, deterioration in asset or credit quality, changes in the availability of capital, adverse regulatory developments, changes in business strategy or development plans, general economic or business conditions and other factors discussed in the section entitled "Factors that May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Actual results in any future period may also vary from the past results discussed herein. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak as of the date hereof. The Company has no intention and undertakes no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

RESULTS OF OPERATIONS

     For the first quarter of 1999, the Company reported net income of $6.5 million or $0.72 per basic common share, compared with $5.4 million or $0.61 per basic common share for the first quarter of 1998, representing an increase of $1.1 million or 20%. Income before income tax expense amounted to $10.7 million for the first quarter of 1999, compared with $8.9 million for the corresponding quarter of 1998, representing an increase of $1.8 million or 20%. The increase in 1999 first quarter income before income tax expense was primarily attributable to a $1.8 million increase in net interest income before provision for loan losses.

     The annualized return on average assets ("ROA") and return on average stockholders' equity ("ROE") were 1.43% and 16.65%, respectively, for the first quarter of 1999, compared with 1.35% and 15.93%, respectively, for the first quarter of 1998.

NET INTEREST INCOME

     Net interest income before provision for loan losses totaled $17.5 million in the first quarter of 1999, compared with $15.7 million in the corresponding quarter of 1998. This represents an increase of $1.8 million or 12%.

     On a taxable equivalent basis, net interest income totaled $17.9 million in the first quarter of 1999, representing an increase of $1.9 million or 12% over the net interest income of $16.0 million in the same period of 1998.

     The increase of $1.8 million in net interest income before provision for loan losses was substantially due to an increase of $242.0 million in average interest-earning assets, from $1,476.5 million to $1,718.5 million. Of the $242.0 million increase, loans (net of deferred loan fees and the allowance for loan losses) accounted for $110.0 million, investment securities (including available-for-sale and held-to-maturity) accounted for $103.4 million, and Federal funds sold and securities purchased under agreements to resell accounted for $28.7 million, while deposits with other banks decreased slightly. The increase in average interest-earning assets was funded by increases in: 1) average deposits of

$119.0 million, of which $100.9 million were interest bearing and $18.1 million were non-interest bearing; 2) other borrowed funds (including securities sold under agreements to repurchase and advances from Federal Home Loan Bank) of $79.0 million; and 3) cash and other sources of approximately $44.0 million.

     The increase in average loans contributed an additional $1.1 million to net interest income, which was partially offset by a decrease of 60 basis points in the average yield from 9.28% to 8.68%. This was primarily due to a decrease of 75 basis points in the Company's average reference lending rate from 8.75% to 8.00%, as a result of three consecutive 25 basis point rate cuts by the Federal Reserve Board in the last two quarters of 1998. Meanwhile, yields on all other categories of interest-earning assets decreased due to the prevailing interest rate environment causing a 57 basis point decrease in the average yield on overall interest-earning assets from 8.10% in the first quarter of 1998 to 7.53% in the same quarter of 1999.

     During the same period, cost of funds decreased 37 basis points from 4.19% in 1998 to 3.82% in 1999. Consequently, net interest margin (defined as taxable equivalent net interest income to average interest-earning assets) was reduced by 17 basis points from 4.39% in 1998 to 4.22% in 1999.

NON-INTEREST INCOME

     Non-interest income totaled $1.9 million and $2.0 million for the first quarter of 1999 and 1998, respectively, representing a slight decrease for 1999. This was due to a decrease in service charges, along with moderate securities losses, which were partially offset by increased letter of credit commissions and other operating income. The decrease in service charges was primarily due to the Bank's outsourcing of its merchant bank card portfolio in the third quarter of 1998, as a result of which the Bank received only a percentage of the income from the portfolio rather than receiving the full income and incurring the related expenses.

NON-INTEREST EXPENSE

     Non-interest expense amounted to $7.7 million and $7.9 million, respectively for the first quarter of 1999 and 1998, respectively. This represents a decrease of $197,000 for 1999. The Bank realized net other real estate owned (OREO) income of $453,000 in the first quarter of 1999 primarily due to gains on sales of OREO of $546,000. This compared with net OREO expense of $145,000 in the same period of 1998. Partially offsetting the decrease in net OREO expense of $598,000 were increases of $300,000 in salaries and employee benefits and $170,000 in professional services expense arising largely from legal fees and expenses related to loan promotion programs.

     The efficiency ratio continued to improve from 44.56% in the first quarter of 1998 to 39.56% in the first quarter of 1999.

FINANCIAL CONDITION

     The Company maintained moderate growth during the first quarter of 1999. Total assets increased $26.2 million to $1,807.1 million; loans, net of deferred loan fees, gained $45.2 million to $1,023.1 million; investment securities (including available-for-sale and held-to-maturity) decreased $42.3 million to $615.8 million; investments in real estate increased $14.9 million to $16.4 million; deposits grew $29.2 million to $1,589.6 million; and stockholders' equity increased $4.4 million to $161.1 million, compared to December 31, 1998.

INTEREST EARNING ASSET MIX

     Total interest earning assets increased $24.9 million to $1,679.2 million at March 31, 1999, compared with $1,654.3 million at year-end 1998. The Bank continued to experience good loan growth in the first quarter of 1999. As a percentage of total interest earning assets, loans (net of deferred loan fees), continued to increase from 59.1% at year-end 1998 to 60.9% at March 31, 1999;

conversely, investment securities decreased from 39.8% to 36.7% during the same period. This change in the interest earning asset mix from securities to loans is generally favorable to net interest income.

     The tables below depict the changes in the interest earning asset mix as of the dates and for the periods indicated:


                                                                                (Dollars in thousands)

TYPES OF INTEREST EARNING ASSETS:                                    As of 3/31/99                     As of 12/31/98
--------------------------------                              ---------------------------       --------------------------
                                                                Amount         Percentage         Amount        Percentage
                                                              ----------       ----------       ----------      ----------
Federal funds sold and securities purchased
  under agreements to resell                                  $   40,000            2.4%        $   17,000           1.0%
Securities available-for-sale                                    151,654            9.0            239,928          14.5
Securities held-to-maturity                                      464,122           27.7            418,156          25.3
Loans (net of deferred loan fees)                              1,023,054           60.9            977,846          59.1
Deposits with banks                                                  352            0.0              1,376           0.1
                                                              ----------          -----         ----------         -----

  Total interest-earning assets                               $1,679,182          100.0%        $1,654,306         100.0%
                                                              ==========          =====         ==========         =====


AVERAGE INTEREST EARNING ASSETS:                                     1st Qtr. 1999                     1st Qtr. 1998
--------------------------------                              ---------------------------       --------------------------
                                                                Amount         Percentage         Amount        Percentage
                                                              ----------       ----------       ----------      ----------
Federal funds sold and securities purchased
  under agreements to resell                                  $   77,267            4.5%        $   48,546           3.3%
Securities available-for-sale                                    231,078           13.3            217,826          14.6
Securities held-to-maturity                                      445,364           25.7            355,167          23.8
Loans (net of deferred loan fees)                                980,700           56.5            870,056          58.3
Deposits with banks                                                  565            0.0                795           0.0
                                                              ----------          -----         ----------         -----

  Total earning assets                                        $1,734,974          100.0%        $1,492,390         100.0%
                                                              ==========          =====         ==========         =====


SECURITIES

     Securities available-for-sale decreased $88.3 million from $239.9 million to $151.6 million and securities held-to-maturity increased $46.0 million from $418.1 million to $464.1 million during the first quarter of 1999. The overall decrease of $42.3 million in investment securities was primarily attributable to the good loan demand that the Company experienced during the period.

     As of March 31, 1999, unrealized holding gains on securities available-for-sale were $597,000 compared with $2,051,000 as of December 31, 1998. These unrealized gains, net of tax effect were included in the Company's stockholders' equity for the periods reported. The unrealized holding gains, net of tax, were $346,000 as of March 31, 1999 and $1,189,000 as of year-end 1998.

     The following tables summarize the composition and maturity distribution of the investment portfolio as of the dates indicated:


                                                                         (In thousands)
SECURITIES AVAILABLE-FOR-SALE:                                            As of 3/31/99
                                                  --------------------------------------------------------------------
                                                  Amortized          Gross                Gross
                                                    Cost       Unrealized Gains     Unrealized Losses       Fair Value
                                                  ---------    ----------------     -----------------       ----------
U.S. Treasury securities                          $   2,001        $      4             $    -0-            $   2,005
U.S. government agencies                             52,357             279                  -0-               52,636
State and municipal securities                       20,397              23                  -0-               20,420
Mortgage-backed securities                           28,403             356                   38               28,721
Assets-backed securities                              6,504               6                   74                6,436
Federal Home Loan Bank stock                          6,073             -0-                  -0-                6,073
Corporate bonds                                      35,322             281                  240               35,363
                                                  ---------        --------             --------            ---------
     Total                                        $ 151,057        $    949             $    352            $ 151,654
                                                  =========        ========             ========            =========


                                                                         (In thousands)
SECURITIES AVAILABLE-FOR-SALE:                                           As of 12/31/98
                                                  --------------------------------------------------------------------
                                                  Amortized          Gross                Gross
                                                    Cost       Unrealized Gains     Unrealized Losses       Fair Value
                                                  ---------    ----------------     -----------------       ----------
U.S. Treasury securities                          $   2,005        $      9             $    -0-            $   2,014
U.S. government agencies                            102,524             496                  -0-              103,020
State and municipal securities                       21,974             343                  -0-               22,317
Mortgage-backed securities                           31,754             676                    5               32,425
Assets-backed securities                              8,264               8                   52                8,220
Federal Home Loan Bank stock                          5,991             -0-                  -0-                5,991
Commercial paper                                     29,950             -0-                    5               29,945
Corporate bonds                                      35,415             630                   49               35,996
                                                  ---------         -------             --------            ---------

     Total                                        $ 237,877         $ 2,162             $    111            $ 239,928
                                                  =========         =======             ========            =========


                                                                         (In thousands)
SECURITIES HELD-TO-MATURITY:                                              As of 3/31/99
                                                  --------------------------------------------------------------------
                                                  Carrying          Gross                Gross
                                                    Value      Unrealized Gains     Unrealized Losses       Fair Value
                                                  ---------    ----------------     -----------------       ----------
U.S. Treasury securities                          $  26,019         $   395             $    -0-            $  26,414
U.S. government agencies                             64,413             387                   84               64,716
State and municipal securities                       70,953           2,666                  351               73,268
Mortgage-backed securities                          231,104           1,761                  387              232,478
Assets-backed securities                             19,995               9                   22               19,982
Corporate bonds                                      51,638             241                  283               51,596
                                                  ---------         -------             --------            ---------

     Total                                        $ 464,122         $ 5,459             $  1,127            $ 468,454
                                                  =========         =======             ========            =========


                                                                          As of 12/31/98
                                                  --------------------------------------------------------------------
                                                  Carrying          Gross                Gross
                                                    Value      Unrealized Gains     Unrealized Losses       Fair Value
                                                  ---------    ----------------     -----------------       ----------
U.S. Treasury securities                          $  26,026         $   578             $    -0-            $  26,604
U.S. government agencies                             54,426             819                  -0-               55,245
State and municipal securities                       61,495           3,144                   32               64,607
Mortgage-backed securities                          229,553           3,552                  323              232,782
Corporate bonds                                      46,656             884                  -0-               47,540
                                                  ---------         -------             --------            ---------

     Total                                        $ 418,156         $ 8,977             $    355            $ 426,778
                                                  =========         =======             ========            =========


                                                                         (In thousands)
SECURITIES PORTFOLIO MATURITY DISTRIBUTION:                               As of 3/31/99
                                                  -----------------------------------------------------------------
                                                                After 1 But     After 5 But
SECURITIES AVAILABLE-FOR-SALE:                    Within 1 Yr   Within 5 Yrs   Within 10 Yrs   Over 10 Yrs    Total
                                                  -----------   ------------   -------------   -----------    -----
U.S. Treasury securities                          $ 2,005          $   -0-        $   -0-         $   -0-    $  2,005
U.S. government agencies                           32,433           20,203            -0-             -0-      52,636
State and municipal securities                     20,260              -0-            160             -0-      20,420
Mortgage-backed securities*                           -0-            5,026          7,005          16,690      28,721
Assets-backed securities*                             -0-            6,436            -0-             -0-       6,436
Federal Home Loan Bank stock                        6,073              -0-            -0-             -0-       6,073
Corporate bonds                                       -0-           30,728          4,635             -0-      35,363
                                                  -------          -------        -------         -------    --------

     Total                                        $60,771          $62,393        $11,800         $16,690    $151,654
                                                  =======          =======        =======         =======    ========


SECURITIES PORTFOLIO MATURITY DISTRIBUTION:                              (In thousands)
                                                                          As of 3/31/99
                                           -----------------------------------------------------------------------------
                                                           After 1 But       After 5 But
SECURITIES HELD-TO-MATURITY:               Within 1 Yr     Within 5 Yrs     Within 10 Yrs     Over 10 Yrs       Total
                                           -----------     ------------     -------------     -----------       -----
U.S. Treasury securities                      $1,010         $ 25,009          $    -0-         $    -0-       $ 26,019
U.S. government agencies                         -0-           64,413               -0-              -0-         64,413
State and municipal securities                 1,252            9,521            22,263           37,917         70,953
Mortgage-backed securities*                      767           10,267            71,968          148,102        231,104
Assets-backed securities*                        -0-           19,995               -0-              -0-         19,995
Corporate bonds                                  -0-           27,874            23,764              -0-         51,638
                                              ------         --------          --------         --------       --------

     Total                                    $3,029         $157,079          $117,995         $186,019       $464,122
                                              ======         ========          ========         ========       ========

* The mortgage-backed securities and assets-backed securities reflect stated maturities and not anticipated prepayments.

LOANS

     The Bank continued to experience good loan demand in the first quarter of 1999. Total gross loans increased $45.2 million or 5% to $1,026.7 million as of March 31, 1999, from $981.5 million at year-end 1998. Commercial real estate loans, commercial loans and residential real estate loans, which added $20.8 million, $17.4 million and $6.7 million, respectively, continued to account for most of the increase. The favorable economic conditions in the Company's marketplace helped the demand in the commercial real estate loans and commercial loans. Continuous low interest rates aided in the growth of residential real estate loans as refinancing activities and new purchases continued. Real estate construction loans gained slightly in the first quarter of 1999. The following table sets forth the classification of loans by type and mix as of the dates indicated:


                                                                               (Dollars in thousands)
                                                                     As of 3/31/99                    As of 12/31/98
TYPE OF LOANS:                                                --------------------------        -------------------------
                                                                Amount        Percentage         Amount        Percentage
                                                              ----------      ----------        --------       ----------
Commercial loans                                              $  387,962         38.6%          $370,539          38.5%
Real estate mortgage loans                                       568,199         56.5            540,766          56.2
Real estate construction loans                                    41,963          4.2             40,738           4.3
Installment loans                                                 28,380          2.8             29,165           3.0
Other loans                                                          182          0.0                269           0.1
                                                              ----------                        --------
  Total loans - Gross                                          1,026,686                         981,477
Allowance for loan losses                                        (16,840)        (1.7)           (15,970)         (1.7)
Unamortized deferred loan fees                                    (3,632)        (0.4)            (3,631)         (0.4)
                                                              ----------        -----           --------         -----

  Total loans - Net                                           $1,006,214        100.0%          $961,876         100.0%
                                                              ==========        =====           ========         =====

     Although there have been no significant improvements in Asian economic conditions, management continues to believe that the Company's financial condition and results of operations have not been adversely impacted since most of the Company's trade financing customers engage in import businesses. Presently management does not consider the Company's loan portfolio to have direct exposure to transfer risk.

RISK ELEMENTS OF THE LOAN PORTFOLIO

NON-PERFORMING ASSETS

     Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, and OREO. Non-performing assets increased slightly to $29.2 million at March 31,

1999 compared with $28.2 million at year-end 1998. The increase of $1.0 million resulted from increases of $700,000 in loans past due 90 days and $514,000 in OREO which were partially offset by a decrease of $200,000 in non-accrual loans. As a percentage of total loans plus OREO, non-performing assets decreased slightly to 2.82% at March 31, 1999 compared with 2.85% at year-end 1998.

     The non-performing loan coverage ratio, defined as the allowance for loan losses to non-performing loans, increased from 89.86% at year-end 1998 to 92.16% as of March 31, 1999 primarily due to the increase in the allowance for loan losses of $870,000. The following table presents the breakdown of non-performing assets by categories as of the dates indicated:


                                                                                      (Dollars in thousands)
NON-PERFORMING ASSETS:                                                         As of 3/31/99         As of 12/31/98
                                                                               -------------         --------------
Accruing loans past due 90 days or more                                            $ 5,383               $ 4,683
Non-accrual loans                                                                   12,890                13,090
                                                                                   -------               -------
  Total non-performing loans                                                        18,273                17,773
Real estate acquired in foreclosure                                                 10,968                10,454
                                                                                   -------               -------
  Total non-performing assets                                                      $29,241               $28,227
                                                                                   =======               =======
Accruing troubled debt restructurings                                                4,629                 4,642
Non-performing assets as a percentage of
total loans plus OREO                                                                2.82%                 2.85%

     The non-accrual loans of $12.9 million consisted mainly of $5.9 million in commercial real estate loans and $5.5 million in commercial loans. The following tables present the type of properties securing the loans and the type of businesses the borrowers engaged in under commercial real estate and commercial non-accrual loan categories as of the dates indicated:


                                                                                 (in thousands)
                                                                   3/31/99                           12/31/98
                                                        -----------------------------      -----------------------------
                                                                            Non-accrual Loan Balance
                                                        ----------------------------------------------------------------
                                                        Commercial                         Commercial
                                                        Real Estate        Commercial      Real Estate        Commercial
                                                        -----------        ----------      -----------        ----------
Type of property:
Single/multi-family residence                             $    348          $  1,274         $    348           $ 1,052
Commercial                                                   5,379             2,683            5,533             2,613
Motel                                                          186                30            1,501                30
UCC                                                            -0-               687              -0-               -0-
TCD                                                            -0-               689              -0-               696
Others                                                         -0-               -0-              -0-                93
Unsecured                                                      -0-               146              -0-               -0-
                                                          --------          --------         --------          --------
  Total                                                   $  5,913          $  5,509         $  7,382          $  4,484
                                                          ========          ========         ========          ========

Type of business:

Real estate development                                   $    186          $    179         $    451          $    187
Real estate management                                       3,756               -0-            3,903                35
Wholesale                                                      209               968              209             1,021
Retail                                                         -0-               -0-              -0-                38
Food/Restaurant                                                -0-               973              -0-             1,008
Import                                                         289             1,094              -0-               918
Motel                                                          -0-               -0-            1,315               -0-
Investments                                                    365               -0-              375               -0-
Industrial                                                     -0-               914              -0-               310
Clothing                                                       348               161              348               161
Trading                                                        -0-               520              -0-               -0-
Others                                                         760               700              781               806
                                                          --------          --------         --------          --------
  Total                                                   $  5,913          $  5,509         $  7,382          $  4,484
                                                          ========          ========         ========          ========

     Under the commercial real estate loan category as of March 31, 1999, the $5.4 million balance in commercial loans represents five credits, 95% of which were secured by first trust deeds on commercial buildings and warehouses.

     Under the commercial loan category as of March 31, 1999, the $2.7 million balance was comprised of 20 credits, a majority of which are less than $200,000 each. The collateral on these credits include primarily first trust deeds, as well as second and third trust deeds on commercial buildings and warehouses.

     Troubled debt restructurings stayed approximately the same at $4.6 million as of March 31, 1999 and at year-end 1998. All of these restructured loans were current under their revised terms as of March 31, 1999.

     There were no loan concentrations to multiple borrowers in similar activities, which exceeded 10% of total loans as of March 31, 1999.

OTHER REAL ESTATE OWNED

     The Company's OREO, net of a valuation allowance of $562,000, was carried at $11.0 million as of March 31, 1999, compared with OREO, net of a valuation allowance of $494,000, being carried at $10.5 million at year-end 1998.

     During the first quarter of 1999, the Company acquired one property in the amount of $1.0 million and disposed of nine properties totaling $413,000 with a net gain of $546,000. The Bank owned 15 OREO properties at March 31, 1999 which include land, commercial buildings, a warehouse, a single family residence, condominiums and a motel, all of which are located in Southern California.

     The Company maintains a valuation allowance for OREO properties in order to reduce the carrying value of OREO to the estimated fair value of the properties. Periodic evaluation is performed on each property and a corresponding adjustment is made to the valuation allowance, if necessary. Any decline in value is recognized by a corresponding increase to the valuation allowance in the current period. Management provided approximately $68,000 to the provision for OREO losses in the first quarter of 1999.

     For the first quarter of 1999, the Bank recognized net income of $453,000 from operating its OREO properties. In addition to the $546,000 net gains on sales of OREO properties, the Bank received $67,000 rental income. These amounts were partially offset by operating expenses of $92,000 and the provision for OREO losses of $68,000.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses amounted to $16.8 million or 1.64% of total loans as of March 31, 1999, compared with $16.0 million or 1.63% of total loans at year-end 1998.

     In view of the increasing outstanding loan balance, the Company increased the provision for loan losses by $150,000 to $1.05 million in the first quarter of 1999 compared with $900,000 in the same quarter a year ago. The charge-offs of $387,000 in the first quarter of 1999 were primarily related to commercial real estate loans. The following table presents information relating to the allowance for loan losses for the periods indicated:


ALLOWANCE FOR LOAN LOSSES:                              (Dollars in thousands)
                                                 As of 3/31/99         As of 12/31/98
                                                 -------------         --------------
Balance at beginning of period                      $ 15,970              $ 15,379
Provision for loan losses                              1,050                 3,600
Loans charged-off                                       (387)               (3,519)
Recoveries of charged-off loans                          207                   510
                                                    --------              --------
Balance at end of period                            $ 16,840              $ 15,970
                                                    ========              ========

Average loans outstanding during the period         $964,177              $907,639
Ratio of net charge-offs to average loans
  outstanding during the period (annualized)           0.08%                 0.33%
Provision for loan losses to average loans
  outstanding during the period (annualized)           0.44%                 0.40%
Allowance to non-performing loans at period-end       92.16%                89.86%
Allowance to total loans at period-end                 1.64%                 1.63%

     In determining the allowance for loan losses, management continues to assess the risks inherent in the loan portfolio, the possible impact of known and potential problem loans, and other factors such as collateral value, portfolio composition, loan concentration, financial strength of borrower, and trends in local economic conditions.

     The Company's allowance for loan losses consists of specific allowances and a general allowance. For impaired loans, the Company provides specific allowances based on an evaluation of impairment and allocates a portion of the general allowance to each impaired loan based on a loss percentage assigned. The percentage assigned depends on a number of factors including the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral, charge-off history, management's knowledge of the portfolio and general economic conditions. The remainder of the general allowance is determined by an assessment of the overall quality of the non-impaired portion of the loan portfolio.

     The following tables present a breakdown of impaired loans and the related specific allowances and allocated general allowances as of the dates indicated:


                                                                                  (In thousands)
                                                                                   As of 3/31/99
                                                            ---------------------------------------------------------
                                                                                             Allocated
                                                             Recorded       Specific          General           Net
                                                            Investment      Allowance        Allowance        Balance
                                                            ----------      ---------        ---------        -------
Commercial                                                    $16,632         $  -0-           $2,816         $13,816
Commercial real estate                                         11,817             31            1,668          10,118
Other                                                             156            -0-              156             -0-
                                                              -------         ------           ------         -------
  Total                                                       $28,605         $   31           $4,640         $23,934
                                                              =======         ======           ======         =======



                                                                                  As of 12/31/98
                                                            ---------------------------------------------------------
                                                                                             Allocated
                                                             Recorded       Specific          General           Net
                                                            Investment      Allowance        Allowance        Balance
                                                            ----------      ---------        ---------        -------
Commercial                                                    $ 9,379         $  -0-           $1,565         $ 7,814
Commercial real estate                                         12,515             58            1,769          10,688
Other                                                              55            -0-               55             -0-
                                                              -------         ------           ------         -------
  Total                                                       $21,949         $   58           $3,389         $18,502
                                                              =======         ======           ======         =======

     Based on the Company's evaluation process and the methodology to determine the level of the allowance for loan losses mentioned previously, management believes the allowance level as of March 31, 1999 to be adequate to absorb estimable and probable losses identified through its analysis.

INVESTMENTS IN REAL ESTATE

     At the end of the first quarter of 1999, the Company invested $15 million for an approximate 40% limited partnership interest in a partnership that was formed to invest in multi-family housing in California that will qualify for Federal and/or State low income housing tax credits.

DEPOSITS

     Total deposits increased $29.2 million or 2% from $1,560.4 million at year-end 1998 to $1,589.6 million at March 31, 1999. Time deposits over $100,000 ("Jumbo CD's"), which increased $23.9 million, continued to account for most of the increase in total deposits. As a result, the ratio of core deposits (defined as all deposits excluding Jumbo CD's and brokered deposits) to total deposits declined from 60.32% at year-end 1998 to 59.55% at March 31, 1999. There were no brokered deposits as of March 31, 1999.

     Comparing the first quarter of 1999 and 1998, average total deposits grew $118.9 million or 8% from $1,449.1 million in 1998 to $1,568.0 million in 1999. Average Jumbo CD's increased $68.3 million or 12% and average core deposits increased $50.7 million or 6% with the most increase in average demand deposits of $18.1 million.

     Although the Bank's Jumbo CD portfolio continues to grow faster than other types of deposits, management considers the Bank's Jumbo CD's generally less volatile primarily due to the following reasons: 1) approximately 50% of the Bank's Jumbo CD's have stayed with the Bank for more than two years; 2) the Jumbo CD portfolio continued to be diversified with 3,781 individual accounts averaging approximately $165,000 per account owned by 2,671 individual depositors as of January 29, 1999; and 3) this phenomenon of having a relatively higher percentage of Jumbo CD's to total deposits exists in most of the Asian American banks in the Company's market due to the fact that the customers in this market tend to have a higher savings rate.

     Management continues to monitor the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the patrons the Bank is servicing. To discourage the growth in Jumbo CD's, management has continued to make efforts in the following areas: 1) to offer non-competitive interest rates paid on Jumbo CD's; 2) to promote transaction-based products; and 3) to seek to diversify the customer base by branch expansion and/or acquisition as opportunities arise.

     The following tables display the deposit mix as of the dates and for the periods indicated:


                                                                                (Dollars in thousands)
                                                                     As of 3/31/99                  As of 12/31/98
TYPES OF DEPOSITS:                                            -------------------------        ------------------------
                                                                Amount       Percentage            Amount    Percentage
                                                              ----------     ----------        -----------   ----------
Demand                                                        $  183,341         11.5%         $   178,068       11.4%
NOW accounts                                                     114,541          7.2              114,982        7.4
Money market accounts                                            107,040          6.7              113,869        7.3
Savings deposits                                                 206,653         13.0              207,365       13.3
Time deposits under $100,000                                     334,989         21.1              326,968       20.9
Time deposits of $100,000 or more                                643,004         40.5              619,150       39.7
                                                              ----------        -----          -----------      -----

  Total deposits                                              $1,589,568        100.0%         $1,560,402       100.0%
                                                              ==========        =====          ==========       =====


                                                      (Dollars in thousands)
                                             1st Qtr, 1999                     1st Qtr, 1998
                                      -------------------------         -------------------------
AVERAGE DEPOSITS:                       Amount       Percentage           Amount       Percentage
                                      ----------     ----------         ----------     ----------
Demand                                $  179,305         11.4%          $  161,192         11.1%
NOW accounts                             114,331          7.3              112,139          7.7
Money market accounts                    111,218          7.1               95,354          6.6
Savings deposits                         204,381         13.0              206,236         14.2
Time deposits under $100,000             333,162         21.3              316,752         21.9
Time deposits of $100,000 or more        625,643         39.9              557,377         38.5
                                      ----------        -----           ----------        -----
  Total deposits                      $1,568,040        100.0%          $1,449,050        100.0%
                                      ==========        ======          ==========        =====

CAPITAL RESOURCES

     Stockholders' equity amounted to $161.1 million or 8.91% of total assets as of March 31, 1999, compared with $156.7 million or 8.80% of total assets at year-end 1998. The increase of $4.4 million or 3% in stockholders' equity was primarily from an addition of $6.5 million from net income, less dividends paid of $1.6 million, and $356,000 from issuance of additional common shares through the Dividend Reinvestment Plan. These amounts were partially offset by a decrease of $843,000 in the net unrealized holding gains on securities available-for-sale, net of tax.

     The Company declared a cash dividend of $0.175 per common share in January 1999 on 8,988,760 shares outstanding. In April 1999, the Company increased its cash dividend by 20% to $.21 per common share. Total cash dividends paid in 1999, including the $1.9 million paid in April 1999, amounted to $3.5 million.

     Management seeks to retain the Company's capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

     The Company and the Bank's regulatory capital continued to well exceed the regulatory minimum requirements despite slight decreases in the ratios at March 31, 1999. In addition, the capital ratios of the Bank place it in the "well capitalized" category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0% and Tier 1 leverage capital ratio equal to or greater than 5.0%.

     The following tables present the Company and the Bank's capital and leverage ratios as of March 31, 1999 and December 31, 1998:


                                                                     (Dollars in thousands)
                                                                             COMPANY
                                                    --------------------------------------------------------------
                                                             As of 3/31/99                    As of 12/31/98
                                                    ----------------------------      ----------------------------
                                                       Balance        Percentage        Balance         Percentage
                                                     ----------       ----------      ----------        ----------
Tier 1 capital (to risk-weighted assets)             $  152,329(1)       11.42%       $  146,874(2)        11.44%
Tier 1 capital minimum requirement                       53,381           4.00            51,372            4.00
                                                     ----------         ------        ----------          ------
  Excess                                             $   98,948           7.42%       $   95,502            7.44%
                                                     ==========         ======        ==========          ======

Total capital (to risk-weighted assets)              $  169,013(1)       12.67%       $  162,844(2)        12.68%
Total capital minimum requirement                       106,761           8.00           102,744            8.00
                                                     ----------         ------        ----------          ------
  Excess                                             $   62,252           4.67%       $   60,100            4.68%
                                                     ==========         ======        ==========          ======

Risk-weighted assets                                 $1,334,516                       $1,284,296
Tier 1 capital (to average assets)
     - Leverage ratio                                $  152,329(1)        8.28%       $  146,874(2)         8.45%
Minimum leverage requirement                             73,630           4.00            69,508            4.00
                                                     ----------         ------        ----------          ------
  Excess                                             $   78,699           4.28%       $   77,366            4.45%
                                                     ==========         ======        ==========          ======

Total average assets                                 $1,840,748                       $1,737,710


                                                                     (Dollars in thousands)
                                                                                BANK
                                                    --------------------------------------------------------------
                                                             As of 3/31/99                    As of 12/31/98
                                                    ----------------------------      ----------------------------
                                                       Balance        Percentage        Balance         Percentage
                                                     ----------       ----------      ----------        ----------
Tier 1 capital (to risk-weighted assets)             $  146,966(1)       11.01%       $  141,834(2)        11.04%
Tier 1 capital minimum requirement                       53,380           4.00            51,372            4.00
                                                     ----------         ------        ----------          ------
  Excess                                             $   93,586           7.01%       $   90,462            7.04%
                                                     ==========         ======        ==========          ======

Total capital (to risk-weighted assets)              $  163,650(1)       12.26%       $  157,804(2)        12.29%
Total capital minimum requirement                       106,761           8.00           102,744            8.00
                                                     ----------         ------        ----------          ------
  Excess                                             $   56,889           4.26%       $   55,060            4.29%
                                                     ==========         ======        ==========          ======

Risk-weighted assets                                 $1,334,507                       $1,284,296
Tier 1 capital (to average assets)
     - Leverage ratio                                $  146,966(1)        7.98%       $  141,834(2)         8.16%
Minimum leverage requirement                             73,630           4.00            69,508            4.00
                                                     ----------         ------        ----------          ------
  Excess                                             $   73,336           3.98%       $   72,326            4.16%
                                                     ==========         ======        ==========          ======

Total average assets                                 $1,840,742                       $1,737,709

(1) Excluding the unrealized holding gains on securities available-for-sale of $346,000, and goodwill of $8,421,000.

(2) Excluding the unrealized holding gains on securities available-for-sale of $1,189,000, and goodwill of $8,590,000.

LIQUIDITY AND MARKET RISK

LIQUIDITY

     The Company's principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans and advances from Federal Home Loan Bank. The Company's liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) decreased moderately to 43.34% as of March 31, 1999, compared with 46.04% at year-end 1998.

     To supplement its liquidity needs, the Bank maintains a total credit line of $45 million for Federal funds with three correspondent banks, a repo line of $110 million with three brokerage firms and a retail certificate of deposit line of approximately $100 million with another brokerage firm. The Bank is also a shareholder of Federal Home Loan Bank (FHLB) which enables the Bank to have access to lower cost FHLB financing when necessary. The Bank obtained non-callable advances from FHLB totaling $30 million in the third quarter of 1998 at fixed interest rates.

     The Company had significant portion of its time deposits maturing within one year or less as of March 31, 1999. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Company's marketplace. However, based on its historical runoff experience, the Company expects the outflow will be minimal and can be replenished through its normal growth in deposits.

     Management believes all the above-mentioned sources will provide adequate liquidity to the Company to meet its daily operating needs.

     Bancorp, on the other hand, obtains funding for its activities only through dividend income contributed by the Bank and proceeds from investments in the Dividend Reinvestment Plan. Dividends paid to Bancorp by the Bank are subject to regulatory limitations. Since the business activities of Bancorp consist primarily of the operation of the Bank, and no other operating business activities are proposed for Bancorp in the near future, management believes Bancorp's liquidity generated from its prevailing sources are sufficient to meet its operational needs.

MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The principal market risk to the Company is the interest rate risk inherent in its lending, investing and deposit taking activities, due to the fact that interest-earning assets and interest-bearing liabilities of the Company do not change at the same speed, to the same extent, or on the same basis.

     The Company actively monitors and manages its interest rate risk through analyzing the repricing characteristics of its loans, securities, and deposits on an on-going basis. The primary objective is to minimize the adverse effects of changes in interest rates on its earnings, and ultimately the underlying market value of equity, while structuring the Company's asset-liability composition to obtain the maximum spread. Management uses certain basic measurement tools in conjunction with established risk limits to regulate its interest rate exposure. Because of the limitation inherent in any individual risk management tool, the Company uses both an interest rate sensitivity analysis and a simulation model to measure and quantify the impact to the Company's profitability or the market value of its assets and liabilities.

     The interest rate sensitivity analysis measures the Company's exposure to differential changes in interest rates between assets and liabilities. This analysis details the expected maturity and repricing opportunities mismatch or sensitivity gap between interest-earning assets and interest-bearing liabilities over a specified timeframe. A positive gap exists when rate sensitive assets which reprice over a given time period exceed rate sensitive liabilities. During periods of increasing interest rates, net interest margin may be enhanced with a positive gap. A negative gap exists when rate sensitive liabilities which reprice over a given time period exceed rate sensitive assets. During periods of increasing interest rates, net interest margin may be impaired with a negative gap. As of March 31, 1999, the Company was asset sensitive with a cumulative gap ratio of a positive 12.48% within three months, and liability sensitive with a cumulative gap ratio of a negative 15.14% within a 1-year period. This compared with a positive 15.61% within three months, and a negative 11.48% within a 1-year period as of year-end 1998.

     Since interest rate sensitivity analysis does not measure the timing differences in the repricing of asset and liabilities, the Company uses a simulation model to quantify the extent of the differences in the behavior of the lending and funding rates, so as to project future earnings or market values under alternative interest scenarios.

     The simulation measures the volatility of net interest income and net portfolio value (defined as net present value of assets and liabilities) under immediate rising or falling interest rate scenarios in 100 basis point increments. The Company establishes a tolerance level in its policy to define and limit interest income volatility to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. When the tolerance level is met or exceeded, the Company then seeks corrective action after considering, among other things, market conditions, customer reaction and the estimated impact on profitability. As of March 31, 1999, the Company's interest income volatility was within the Company's established tolerance level.

     To manage and control its interest rate risk, the Company concentrates its efforts on seeking to increase its yield-cost spread through growth and competitive pricing. The Company is not utilizing hedging instruments currently to maintain and/or augment its spread, as management believes that it is not cost-effective at this time. The composition of the Company's financial instruments that are sensitive to changes in interest rates have not significantly changed since December 31, 1998.

YEAR 2000 READINESS DISCLOSURES

THE COMPANY'S STATE OF READINESS

     The "Year 2000" ("Y2K") problem is the result of computer programs being written using two digits rather than four to identify a year in the date field. Consequently, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This issue, if not properly addressed, could cause systems to fail or create erroneous results by or at the Year 2000.

     Y2K issues impact both the Company's information technology ("IT") systems, such as its computer hardware and software, and its non-IT systems, such as its utilities, telephones, elevators, automated teller machines, copiers, fax machines, security systems and emergency communications. Y2K issues may also affect the Company's vendors, suppliers and customers.

     The Company established a Y2K Committee (the "Committee") in 1997. The Committee is made up of representatives from key sectors of the Company and is assigned the responsibility of identifying, assessing and designing an action plan to mitigate the risks that the Company may encounter relative to the Y2K problem. The actions undertaken by the Committee to date include formulating and initiating a company-wide program to identify and prioritize all the mission critical systems (defined as systems to be vital to the successful continuance of a core business activity) that may be affected by the Y2K issue and developing and implementing a comprehensive remediation program to provide that the Company's IT and non-IT systems are Y2K compliant in time.

PROGRESS SCHEDULE

     The progress of the Company's Y2K efforts is discussed below:

     1. AWARENESS: During the awareness phase, the Company sought to educate its employees and directors about the material Y2K issues facing the Company and its vendors and customers. This phase was completed by December 31, 1997.

     2. ASSESSMENT: During the assessment phase, the Company inventoried its mission critical IT and non-IT systems, and identified third-party vendors and service providers whose failures to adequately address Y2K issues would likely affect the financial condition or operations of the Company. This phase was completed by June 30, 1998.

     3. RENOVATION: During the renovation phase, which is being conducted concurrent with the validation and implementation phases discussed below, the Company is implementing hardware and software upgrades of its material IT systems and seeking vendor certifications of Y2K readiness of the Company's material existing systems and upgrades. This phase was substantially completed by December 31, 1998, and is expected to be finished by June 30, 1999.

     4. VALIDATION: This phase consists of the testing of the Company's IT and non-IT systems, and the testing of third-party vendors and service providers for Y2K readiness. The Company has completed the testing of its core computer systems. Testing of its other mission-critical IT systems has also been substantially completed as of May 5, 1999 with the exception of a newly installed system which is expected to be completed by September 30, 1999.

         The Company has received written assurances from its utilities and telephone suppliers that the non-IT services or systems provided by such suppliers will be Y2K compliant in time. The Company has also obtained Y2K compliance certifications from its other material non-IT system providers.

         As a part of the validation phase, the Company also seeks to evaluate its major borrowers' Y2K readiness. Such evaluation began in June 1998, is in its final stage and is expected to be completed by June 30, 1999.

     5. IMPLEMENTATION: This phase began shortly after the validation phase. The Company is progressing through the implementation phase by determining the necessary remedial actions and establishing timelines for alternative actions with respect to third-party vendors, service providers or borrowers who are not yet Y2K compliant. The Company believes its material operations will be Y2K compliant by June 30, 1999.

COSTS TO ADDRESS THE COMPANY'S Y2K ISSUES

     The total cost of the Company's plan to address the Y2K issues is currently estimated to be $750,000 which includes allocated human resource expense and hardware and software upgrades. Hardware and software upgrades will be depreciated over their useful lives in accordance with the Company's policy. All other costs, including human resources, system testings, consulting services, training and any other contingency expenses will be expensed as incurred. The Company is funding these costs through operating cash flows, and does not expect such costs to have a material adverse effect on the Company's financial condition or results of operations. The amount expensed as of May 5, 1999 was approximately $625,000.

THE RISKS TO THE COMPANY OF THE Y2K ISSUES

     The Company relies on its core computer system for its information technology needs, as it supports virtually all of the Company's deposits, loans and accounting processing. A failure of the core computer system to be Y2K compliant could cause substantial disruption to the Company's operations, including the ability to conduct its business, to process transactions and to provide customer services, and could have a material adverse financial impact on the Company.

     Essential third-party services upon which the Company depends, including telecommunications and electrical power, could be interrupted if such third-party servicers are not Y2K compliant. As a result, the Company would be unable to operate normally which could have a material adverse financial impact on the Company.

     Borrowers may be unable to repay their loans and comply with other loan covenants, if their businesses or operations are disrupted. Such failures could impair the credit quality of the Company's loan portfolio and adversely affect the amount and timing of the recognition of the anticipated revenue related to these loans.

     The inability of the Company's correspondent banks, such as the Federal Reserve Bank, to provide currency or related services, could materially impair the Company's liquidity, and therefore, affect the Company's ability to fund loans and meet deposit withdrawals. Liquidity may also be adversely affected if the Company experiences an increase in the outflow of deposits due to depositors who may be concerned about the possibility of computer failure.

     Despite the Company's effort to address the Y2K problem, (1) the Company's remediation efforts may not effectively address all Y2K issues or achieve complete Y2K compliance; (2) the ultimate time and cost to prepare the Company for Y2K compliance may substantially exceed the Company's current estimates; (3) the systems of borrowers or other companies upon which the company's operations rely may not be timely converted; and (4) depositors concerned about the possibility of computer failure may seek to withdraw their funds from the Company. In any such event, the Company's financial condition, results of operations and liquidity could be materially and adversely affected.

THE COMPANY'S CONTINGENCY PLANS

     As a precautionary measure, the Company has formed a Y2K contingency team to address key functions of the Company and to determine alternate resources and procedures should the normal business operations fail. The Company cannot, at this time, determine whether the consequences of any Y2K failure will have a material impact on the Company's operations, liquidity or financial condition. The contingency plan covers critical dates in 1999 and 2000. The contingency procedures will be tested and will continue to be revised based upon the test results. Currently the contingency procedures are being validated by the Company's Internal Audit Department and the contingency plan is on schedule to meet the expected timeline of June 30, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information concerning market risk, see "Liquidity and Market Risk-- Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations above on page 19.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

    The Company, including its wholly-owned subsidiary, Cathay Bank, has been a party to ordinary routine litigation incidental to various aspects of its operations.

    Management is not currently aware of any other litigation that is expected to have material adverse impact on the Company's consolidated financial condition, or the results of operations.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the first quarter of 1999, there were no reportable events.

ITEM 5.       OTHER INFORMATION

    Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    Exhibit:

    27        Financial Data Schedule

    Form 8-K:

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Cathay Bancorp, Inc.
                                                -------------------------------
                                                (Registrant)




Date:  May 14, 1999                             By /s/ DUNSON K. CHENG
       ------------                             -------------------------------
                                                Dunson K. Cheng
                                                Chairman and President




Date:  May 14, 1999                             by /s/ ANTHONY M. TANG
       ------------                             -------------------------------
                                                Anthony M. Tang
                                                Chief Financial Officer