Form 10-Q
period 1999-06-30
CATHAY BANCORP INC
filed 1999-08-13
CIK 861842

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1999

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---------------------- to ---------------------


Commission file number                       0-18630
                      --------------------------------------------------------


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

                                                  Yes  X         No
                                                     -----          -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $.01 par value, 9,021,158 shares outstanding as of August 10, 1999.

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 3

     Item 1.   Financial Statements (unaudited). . . . . . . . . . . . . . . 4

               Notes to Condensed Consolidated Financial Statements
               (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . 7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . . . 8

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk . . . . . . . . . . . . . . . . . . . . . .23


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .24

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .24
     Item 2.   Changes in Securities and Use of Proceeds . . . . . . . . . .24
     Item 3.   Defaults upon Senior Securities . . . . . . . . . . . . . . .24
     Item 4.   Submission of Matters to a Vote of Security Holders . . . . .24
     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . .24
     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .25

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .26

                           PART I - FINANCIAL INFORMATION


                            ITEM 1. FINANCIAL STATEMENTS

                       CATHAY BANCORP, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     As of June 30, 1999 and December 31, 1998
                        (in thousands, except share data)

                                                                                  June 30, 1999            Dec. 31, 1998
                                                                                  (unaudited)               (unaudited)
                                                                            -----------------------  ------------------------
ASSETS
Cash and due from banks                                                    $                 53,184  $                 64,656
Federal funds sold and securities purchased under
     agreements to resell                                                                    23,500                    17,000
                                                                             -----------------------  ------------------------
     Cash and cash equivalents                                                               76,684                    81,656
Securities available-for-sale (amortized cost of
   $137,041 in 1999 and $237,877 in 1998)                                                   136,469                   239,928
Securities held-to-maturity (estimated fair
     value of $452,181 in 1999 and $426,778 in 1998)                                        454,085                   418,156
Loans (net of allowance for loan losses of
     $17,662 in 1999 and $15,970 in 1998)                                                 1,056,187                   961,876
Other real estate owned, net                                                                  9,965                    10,454
Investments in real estate, net                                                              15,946                     1,457
Premises and equipment, net                                                                  25,682                    25,827
Customers' liability on acceptance                                                           14,737                    10,847
Accrued interest receivable                                                                  13,146                    11,996
Goodwill                                                                                      8,252                     8,590
Other assets                                                                                 10,256                    10,111
                                                                             -----------------------  ------------------------

     Total assets                                                          $              1,821,409 $               1,780,898
                                                                             =======================  ========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Non-interest bearing demand deposits                                  $                184,134 $                 178,068
     Interest bearing accounts
         NOW accounts                                                                       116,271                   114,982
         Money market deposits                                                               85,866                   113,869
         Savings deposits                                                                   204,625                   207,365
         Time deposits under $100,000                                                       332,816                   326,968
         Time deposits of $100,000 or more                                                  673,777                   619,150
                                                                             -----------------------  ------------------------
     Total deposits                                                                       1,597,489                 1,560,402
Securities sold under agreements to repurchase                                                7,415                    16,436
Advances from Federal Home Loan Bank                                                         30,000                    30,000
Acceptances outstanding                                                                      14,737                    10,847
Other liabilities                                                                             5,637                     6,561
                                                                             -----------------------  ------------------------
     Total liabilities                                                                    1,655,278                 1,624,246

Stockholders' equity
     Preferred stock, $.01 par value; 10,000,000
         shares authorized, none issued                                                          --                        --
     Common stock, $.01 par value; 25,000,000 shares
         authorized, 9,010,829 and 8,988,760 shares issued and
         outstanding in 1999 and 1998, respectively                                              90                        90
     Additional paid-in-capital                                                              63,694                    62,919
     Accumulated other comprehensive income(loss)                                              (332)                    1,189
     Retained earnings                                                                      102,679                    92,454
                                                                             -----------------------  ------------------------
     Total stockholders' equity                                                             166,131                   156,652
                                                                             -----------------------  ------------------------
     Total liabilities and stockholders' equity                            $              1,821,409 $               1,780,898
                                                                             =======================  ========================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       CATHAY BANCORP, INC. AND SUBSIDIARY
      Condensed Consolidated Statements of Income and Comprehensive Income
           For the three and six months ended June 30, 1999 and 1998
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                     Three months Ended                    Six months Ended
                                                                 June 1999          June 1998           June 1999       June 1998
                                                              -----------------  -----------------  ----------------- --------------
INTEREST INCOME
     Interest on loans                                         $        22,443 $      20,352        $    43,078        $    39,906
     Interest on securities available-for-sale                           2,558         3,395              5,808              6,593
     Interest on securities held-to-maturity                             6,962         5,738             13,622             11,458
     Interest on Federal funds sold and securities
         purchased under agreements to resell                              574           737              1,538              1,439
     Interest on deposits with banks                                        46            12                 51                 17
                                                              ----------------- -------------  -----------------  -----------------
     Total interest income                                              32,583        30,234             64,097             59,413
                                                              ----------------- -------------  -----------------  -----------------

INTEREST EXPENSE
     Time deposits of $100,000 or more                                   8,185         7,605             15,924             14,978
     Other deposits                                                      4,953         5,901             10,042             11,757
     Other borrowed funds                                                1,185           576              2,363                838
                                                              ----------------- -------------  -----------------  -----------------
     Total interest expense                                             14,323        14,082             28,329             27,573
                                                              ----------------- -------------  -----------------  -----------------
     Net interest income before provision for loan losses               18,260        16,152             35,768             31,840
     Provision for loan losses                                           1,050           900              2,100              1,800
                                                              ----------------- -------------  -----------------  -----------------
     Net interest income after provision for loan losses                17,210        15,252             33,668             30,040
                                                              ----------------- -------------  -----------------  -----------------

NON-INTEREST INCOME
     Securities gains(losses)                                               19            --                (13)                35
     Letter of credit commissions                                          579           511              1,065                955
     Service charges                                                       880         1,034              1,824              2,052
     Other operating income                                                703           608              1,223              1,113
                                                              ----------------- -------------  -----------------  -----------------
     Total non-interest income                                           2,181         2,153              4,099              4,155
                                                              ----------------- -------------  -----------------  -----------------
NON-INTEREST EXPENSE
     Salaries and employee benefits                                      4,684         4,447              9,348              8,811
     Occupancy expense                                                     605           603              1,277              1,256
     Computer and equipment expense                                        637           604              1,258              1,199
     Professional services expense                                         845           902              1,770              1,657
     FDIC and State assessments                                             99           101                196                200
     Marketing expense                                                     255           333                568                665
     Real estate operations, net                                           (79)         (327)              (532)              (182)
     Operations of investments in real estate                             (305)          (41)              (274)                (4)
     Other operating expense                                               732           856              1,547              1,758
                                                              ----------------- -------------  -----------------  -----------------
     Total non-interest expense                                          7,473         7,478             15,158             15,360
                                                              ----------------- -------------  -----------------  -----------------

     Income before income tax expense                                   11,918         9,927             22,609             18,835
Income tax expense                                                       4,733         3,906              8,921              7,396
                                                              ----------------- -------------  -----------------  -----------------
Net Income                                                               7,185         6,021             13,688             11,439

Other comprehensive income, net of tax:
     Unrealized holding gain(loss) arising during the period              (673)          552             (1,310)               456
     Less: reclassification adjustment for realized
         gain(loss) on securities included in net income                     5            --                211                (15)
                                                              ----------------- -------------  -----------------  -----------------
     Total other comprehensive income(loss), net of tax                   (678)          552             (1,521)               471
                                                              ----------------- -------------  -----------------  -----------------
Total comprehensive income                                      $        6,507 $       6,573  $          12,167 $           11,910
                                                              ================= =============  =================  =================

Net income per common share
     Basic                                                      $         0.80 $        0.67  $            1.52 $             1.28
     Diluted                                                    $         0.80 $        0.67  $            1.52 $             1.28

Cash dividends paid per common share                            $        0.210 $       0.175  $           0.385 $            0.350

Basic average common shares outstanding                              9,007,496     8,962,147          9,001,770          8,956,020
Diluted average common shares outstanding                            9,011,491     8,962,147          9,006,510          8,956,020

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        CATHAY BANCORP, INC. & SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)

                                                                                     (In thousands)
                                                                         --------------------------------------
                                                                               1999                 1998
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $          13,688    $           11,439
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Provision for loan losses                                                 2,100                 1,800
         Provision for losses on other real estate owned                              77                    56
         Depreciation                                                                695                   610
         Net gain on sales of other real estate owned                               (547)                 (199)
         Net gain on sale of investments in real estate                             (394)                   (2)
         (Gain) loss on sales and calls of investment securities                      13                   (35)
         Amortization and accretion of investment
                security premiums, net                                               440                   144
         Amortization of goodwill                                                    338                   602
         Increase (decrease) in deferred loan fees                                    (5)                  113
         Increase in accrued interest receivable                                  (1,150)                 (305)
         (Increase) decrease in other assets, net                                   (145)                2,256
         Increase (decrease) in other liabilities                                   (924)                2,071
---------------------------------------------------------------------------------------------------------------
              Total adjustments                                                      498                 7,111
---------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                           14,186                18,550
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                                       (428,625)             (291,318)
Proceeds from maturity and call of securities available-for-sale                 524,262               317,759
Proceeds from sale of securities available-for-sale                                    -                 6,424
Purchase of mortgage-backed securities available-for-sale                              -               (24,581)
Proceeds from repayments of mortgage-backed securities
     available-for-sale                                                            6,515                18,634
Purchase of securities held-to-maturity                                          (45,057)               (5,193)
Proceeds from maturity and call of securities held-to-maturity                       810                 1,130
Purchase of mortgage-backed securities held-to-maturity                          (38,157)              (51,305)
Proceeds from repayments of mortgage-backed securities held-to-maturity           45,808                31,196
Net increase in loans                                                            (96,857)              (51,227)
Purchase of premises and equipment                                                  (550)                 (931)
Proceeds from sale of equipment                                                        -                     2
Proceeds from sale of other real estate owned                                      1,410                 1,801
Proceeds from sale of  investments in real estate                                  1,026                     -
Reduction (Addition) of investments in real estate                               (15,121)                   89
---------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                              (44,536)              (47,520)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand deposits, NOW accounts,
     money market and savings deposits                                           (23,388)               (6,978)
Net increase in time deposits                                                     60,475                35,645
Net decrease in securities sold under agreements to repurchase                    (9,021)               (9,639)
Cash dividends                                                                    (3,463)               (3,132)
Proceeds from shares issued to Dividend Reinvestment Plan                            775                   818
---------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                           25,378                16,714
---------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                             (4,972)              (12,256)
Cash and cash equivalents, beginning of the period                                81,656               124,728
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of the period                           $          76,684    $          112,472
---------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
     Cash paid during the period for:
         Interest                                                      $          28,548    $           27,644
         Income taxes                                                  $           6,950    $            6,770
     Non-cash investing activities:
         Transfers to securities available-for-sale
            within 90 days of maturity                                 $             426    $              365
         Net change in unrealized holding gain (loss) on securities
            available-for-sale, net of tax                             $          (1,521)   $              471
         Transfers to other real estate owned                          $             776    $            2,714
         Loans to facilitate the sale of other real estate owned       $             325    $            1,436
---------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        CATHAY BANCORP, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was subsquently amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of The Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133". SFAS No. 133 amends FASB Statement No. 52, "Foreign Currency Translation", to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes FASB Statements No. 80 , "Accounting for Future Contracts", No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", and No.119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". It also amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", the disclosure provisions about concentrations of credit risk from Statement No. 105.

     SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivative) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.
 As amended by SFAS No. 137, SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The impact of implementing SFAS No. 133 is not expected to be material to the Company's results of operations or financial condition.

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

RESULTS OF OPERATIONS

     For the second quarter of 1999, the Company reported net income of $7.2 million or $0.80 per basic and diluted common share, compared with $6.0 million or $0.67 per basic and diluted common share for the same quarter of 1998, representing an increase of $1.2 million or 19.3%. Income before income tax expense amounted to $11.9 million for the second quarter of 1999, compared with $9.9 million for the same quarter of 1998, representing an increase of $2.0 million or 20.1%. The increase in 1999 second quarter income before income tax expense was primarily attributable to a $2.1 million increase in net interest income before provision for loan losses.

     The annualized return on average assets ("ROA") and return on average stockholders' equity ("ROE") were 1.57% and 17.77%, respectively, for the second quarter of 1999, compared with 1.46% and 16.92%, respectively, for the same quarter of 1998.

     For the six months ended June 30, 1999, the Company reported net income of $13.7 million or $1.52 per basic and diluted common share, compared with $11.4 million or $1.28 per basic and diluted common share for the same period of 1998. This represents an increase of $2.2 million or 19.7%. The ROA and ROE were 1.53% and 17.22%, respectively, for the first six months of 1999, compared with 1.41% and 16.40%, respectively, for the same period of 1998.

NET INTEREST INCOME

     For the second quarter of 1999, net interest income before provision for loan losses totaled $18.3 million, compared with $16.2 million for the corresponding quarter of 1998. This represents an increase of $2.1 million or 13.1%. On a taxable equivalent basis, net interest income totaled $18.7 million in the second quarter of 1999, representing an increase of $2.2 million or 13.5% over the net interest income of $16.5 million in the same period of 1998.

     The increase of $2.1 million in net interest income before provision for loan losses was substantially attributable to an increase of $195.1 million in average interest-earning assets, from $1,529.2 million to $1,724.3 million. Approximately 76% or $148.4 million of the increase in average interest-earning assets came from loans (net of deferred loan fees and the allowance for loan losses). Securities held-to-maturity increased $101.2 million. These increases were partially offset by decreases of $48.6 million in securities available-for-sale, $4.9 million in Federal funds sold and securities purchased under agreements to resell, and $1.0 million in deposits with other banks. The increase in average interest-earning assets was funded by increases in: 1) average deposits of $125.9 million, of which $108.7 million were interest bearing and $17.2 million were non-interest bearing; 2) other borrowed funds (including securities sold under agreements to repurchase and advances from Federal Home Loan Bank) of $51.7 million; and 3) cash and other sources of approximately $17.5 million.

     The increase in average loans contributed an additional $2.1 million to net interest income, which was partially offset by a decrease of 51 basis points in the average yield from 9.22% to 8.71%. This was primarily due to a decrease of 75 basis points in the Company's average reference lending rate from 8.75% to 8.00%, as a result of three consecutive 25 basis point rate cuts by the Federal Reserve Board in the last two quarters of 1998. Meanwhile, yields on all other categories of interest-earning assets decreased due to the prevailing interest rate environment causing a 33 basis point decrease in the average yield on overall interest-earning assets from 8.01% in the second quarter of 1998 to 7.68% in the same quarter of 1999.

     During the same period, cost of funds decreased 38 basis points from 4.20% in 1998 to 3.82% in 1999 which more than offset the decline of 33 basis points in the average yield on interest-earning assets. In addition, average loans, which generally yield higher than other types of interest-earning assets, increased as a percentage of average interest-earning assets from 57.9% in the second quarter of 1998 to 59.9% in the same quarter of 1999. Consequently, net interest margin (defined as taxable equivalent net interest income to average interest-earning assets) increased 3 basis points from 4.32% in 1998 to 4.35% in 1999.

     For the first six months of 1999, net interest income before provision for loan losses amounted to $35.8 million, compared with $31.8 million a year ago. On a taxable equivalent basis, net interest income was $36.6 million versus $32.5 million a year ago. The primary reason for the $3.9 million increase in year-to-date net interest income was an increase of $208.3 million in average interest-earning assets, $119.2 million of which was contributed by loans. The net interest margin for the first six months of 1999 was 4.31% compared with 4.35% for the same period a year ago.

NON-INTEREST INCOME

     For the second quarter of 1999 and 1998, non-interest income was approximately at the same level of $2.2 million with a slight increase in 1999. This was due to increases totaling $182,000 in other operating income, letter of credit commissions and securities gains, which were largely offset by a decrease of $154,000 in service charges. The decrease in service charges was primarily due to the Bank's outsourcing of its merchant bank card portfolio in the third quarter of 1998, as a result of which the Bank received only a percentage of the income from the portfolio rather than receiving the full income and incurring the related expenses. The higher other operating income in 1999 was primarily due to increased fees and charges related to wire transfers, loans, and foreign exchange transactions.

     For the six months ended June 30, 1999, non-interest income totaled $4.1 million compared with $4.2 million for the same period a year ago. The slight decrease of $56,000 was attributable to a combination of a $228,000 decrease in service charges plus a slight increase in securities losses, which were substantially offset by increases totaling $220,000 in other operating income and letter of credit commissions.

NON-INTEREST EXPENSE

     Non-interest expense stayed at $7.5 million for the second quarter of 1999, approximately the same level as the second quarter of 1998. The Company realized $305,000 from net real estate operations income primarily due to gains on sale of a real estate investment property in the second quarter of 1999.
This compared with net real estate operations income of $41,000 in the same period of 1998. In addition, there were decreases totaling $259,000 in other operating expense, marketing expense and professional services expense. To offset the above were an increase of $237,000 in salaries and employee benefits, and an increase of $248,000 in net other real estate owned (OREO) expense. The increase in salaries and employee benefits was largely attributable to officers' annual salary adjustments in the second quarter of 1999. The
Company realized $327,000 from net OREO income in the second quarter of 1998 mainly attributable to rental income and gains on sale of OREO properties.
This compared with net OREO income of $79,000 in the second quarter of 1999.

     The efficiency ratio continued to improve from 40.85% in the second quarter of 1998 to 36.56% in the second quarter of 1999.

     For the six months ended June 30, 1999, non-interest expense totaled $15.2 million compared with $15.4 million for the same period in 1998. The decrease of $202,000 was caused by declines of $350,000 in real estate operations, net, $270,000 in operations of investments in real estate, $211,000 in other operating expense and $97,000 in marketing expense, which were partially offset by increases of $537,000 in salaries and employee benefits, $113,000 in professional services expense and slight increases in occupancy and equipment expenses. The Company realized $547,000 in income from gains on sale of OREO properties in the first quarter of 1999 leading to a net OREO income of $532,000 for the first half of 1999. Salaries and employee benefits increased primarily due to officers' annual salary adjustments mentioned above along with higher accrual of cash bonuses. The efficiency ratios for the first six months of 1999 and 1998 were 38.02% and 42.67%, respectively.

FINANCIAL CONDITION OVERVIEW

     The Company maintained moderate growth during the first six months of 1999. From year-end 1998 to June 30, 1999, total assets increased $40.5 million or 2.3% to $1,821.4 million; loans grew $94.3 million or 9.8% to $1,056.2 million; securities available-for-sale decreased $103.5 million or 43.1% to $136.5 million while securities held-to-maturity increased $35.9 million or 8.6% to $454.1 million; investments in real estate increased $14.5 million to $15.9 million; deposits increased $37.1 million or 2.4% to $1,597.5 million; and stockholders' equity increased $9.5 million or 6.1% to $166.1 million.

INTEREST EARNING ASSET MIX

     Total interest earning assets increased $32.5 million to $1,670.8 million at June 30, 1999, compared with $1,638.3 million at year-end 1998. During the first six months of 1999, the Bank experienced a shift in the interest-earning assets from securities to loans as a result of continued good loan demand. As a percentage of total interest earning assets, loans increased from 58.7% at year-end 1998 to 63.2% at June 30, 1999; conversely, investment securities decreased from 40.2% to 35.4% during the same period. This change in the interest earning asset mix from securities to loans is generally favorable to net interest income.

SECURITIES

     Securities available-for-sale decreased $103.4 million from $239.9 million to $136.5 million and securities held-to-maturity increased $35.9 million from $418.2 million to $454.1 million during the first six months of 1999. The overall decrease of $67.5 million or 10.3% in investment securities was primarily attributable to the excellent loan demand that the Company experienced during the period.

     As of June 30, 1999, unrealized holding losses on securities available-for-sale were $572,000 compared with unrealized holding gains of $2,051,000 as of December 31, 1998. These unrealized losses or gains, net of tax effect were included in the Company's stockholders' equity for the periods reported. The unrealized holding losses, net of tax, were $332,000 as of June 30, 1999 compared with the unrealized holding gains, net of tax of $1,189,000 as of year-end 1998. The unrealized holding losses resulted mainly from the increasing interest rate environment towards the end of the second quarter of 1999.

     The following tables summarize the composition and maturity distribution of the investment portfolio as of the dates indicated:

                                                                        (In thousands)
SECURITIES AVAILABLE-FOR-SALE:                                           As of 6/30/99
                                                ---------------------------------------------------------------------
                                                Amortized         Gross                 Gross                Fair
                                                    Cost     Unrealized Gains     Unrealized Losses          Value
                                                -----------  ----------------    -------------------     ------------
U.S. Treasury securities                        $       -0-         $   -0-              $   -0-          $       -0-
U.S. government agencies                             50,160             178                  -0-               50,338
State and municipal securities                          302              19                  -0-                  321
Mortgage-backed securities                           25,234             129                  100               25,263
Assets-backed securities                             19,965             -0-                  466               19,499
Federal Home Loan Bank stock                          6,152             -0-                  -0-                6,152
Corporate bonds                                      35,228             155                  487               34,896
                                                  ---------         -------              -------            ---------
     Total                                         $137,041         $   481               $1,053             $136,469
                                                   ========         =======               ======             ========

                                                                         (In thousands)
SECURITIES AVAILABLE-FOR-SALE:                                           As of 12/31/98
                                                ----------------------------------------------------------------------
                                                Amortized         Gross                 Gross                Fair
                                                    Cost     Unrealized Gains     Unrealized Losses          Value
                                               -----------   ----------------     -----------------      -------------
U.S. Treasury securities                          $   2,005        $      9             $    -0-            $   2,014
U.S. government agencies                            102,524             496                  -0-              103,020
State and municipal securities                       21,974             343                  -0-               22,317
Mortgage-backed securities                           31,754             676                    5               32,425
Assets-backed securities                              8,264               8                   52                8,220
Federal Home Loan Bank stock                          5,991             -0-                  -0-                5,991
Commercial paper                                     29,950             -0-                    5               29,945
Corporate bonds                                      35,415             630                   49               35,996
                                                  ---------         -------             --------            ---------
     Total                                         $237,877          $2,162              $   111             $239,928
                                                   ========          ======              =======             ========

                                                                        (In thousands)
SECURITIES HELD-TO-MATURITY:                                             As of 6/30/99
                                                 --------------------------------------------------------------------
                                                 Carrying         Gross                 Gross               Estimated
                                                    Value    Unrealized Gains     Unrealized Losses         Fair Value
                                                 ---------   ----------------     -----------------        -----------
U.S. Treasury securities                          $  26,012         $   245             $    -0-            $  26,257
U.S. government agencies                             64,400             203                  979               63,624
State and municipal securities                       70,292           2,056                  919               71,429
Mortgage-backed securities                          221,808             529                1,799              220,538
Assets-backed securities                             19,998             -0-                  234               19,764
Corporate bonds                                      51,575             116                1,122               50,569
                                                  ---------         -------              -------            ---------
     Total                                         $454,085          $3,149               $5,053             $452,181
                                                   ========          ======               ======             ========


                                                                         (In thousands)
                                                                         As of 12/31/98
                                                 ------------------------------------------------------------------
                                                 Carrying         Gross                 Gross             Estimated
                                                    Value    Unrealized Gains     Unrealized Losses       Fair Value
                                                 ----------  ----------------     -----------------       -----------
U.S. Treasury securities                          $  26,026         $   578             $    -0-            $  26,604
U.S. government agencies                             54,426             819                  -0-               55,245
State and municipal securities                       61,495           3,144                   32               64,607
Mortgage-backed securities                          229,553           3,552                  323              232,782
Corporate bonds                                      46,656             884                  -0-               47,540
                                                  ---------         -------            ---------            ---------
     Total                                         $418,156          $8,977              $   355             $426,778
                                                   ========          ======              =======             ========

SECURITIES PORTFOLIO MATURITY DISTRIBUTION:                              (In thousands)
                                                                          As of 6/30/99
                                         ---------------------------------------------------------------------------
                                                           After 1 But    After 5 But
SECURITIES AVAILABLE-FOR-SALE:            Within 1 Yr     Within 5 Yrs    Within 10Yrs        Over 10Yrs       Total
-----------------------------             -----------     ------------    ------------        ----------       -----
U.S. government agencies                    $  35,277         $ 15,061      $       -0-       $       -0-      $  50,338
State and municipal securities                    165              -0-              156               -0-            321
Mortgage-backed securities*                       694            3,628            6,229            14,712         25,263
Assets-backed securities*                         -0-            9,899            9,600               -0-         19,499
Federal Home Loan Bank stock                    6,152              -0-              -0-               -0-          6,152
Corporate bonds                                   -0-           30,311            4,585               -0-         34,896
                                         ------------        ---------       ----------      ------------      ---------

     Total                                  $  42,288         $ 58,899        $  20,570         $  14,712       $136,469
                                            =========         ========        =========         =========       ========

                                                                          (In thousands)
                                                                           As of 6/30/99
                                            -----------------------------------------------------------------------------
                                                           After 1 But     After 5 But
SECURITIES HELD-TO-MATURITY:              Within 1 Yr     Within 5 Yrs    Within 10Yrs        Over 10Yrs       Total
---------------------------               -----------     ------------    ------------        ----------       -----

U.S. Treasury securities                    $  11,026        $  14,986     $        -0-       $       -0-      $  26,012
U.S. government agencies                          -0-           64,400              -0-               -0-         64,400
State and municipal securities                  1,336            9,444           22,935            36,577         70,292
Mortgage-backed securities*                       164           22,050           72,917           126,677        221,808
Assets-backed securities*                         -0-           19,998              -0-               -0-         19,998
Corporate bonds                                   -0-           27,880           23,695               -0-         51,575
                                         ------------        ---------        ---------      ------------      ---------

     Total                                  $  12,526         $158,758         $119,547          $163,254       $454,085
                                            =========         ========         ========          ========       ========

* The mortgage-backed securities and assets-backed securities reflect stated maturities and not anticipated prepayments.


LOANS

     The Bank continued to experience excellent loan demand in the first half of 1999. Total gross loans increased $96.0 million or 9.8% to $1,077.5 million as of June 30, 1999, from $981.5 million at year-end 1998. Commercial real estate loans, commercial loans and residential real estate loans, which added $58.8 million, $18.8 million and $13.1 million, respectively, continued to account for most of the increase.

     During the second quarter of 1999, total gross loans grew by $50.8 million, of which, $38.0 million came from commercial real estate loans. The favorable economic conditions and strong real estate market in the Company's marketplace increased the demand for the commercial real estate loans. These loans are primarily secured by the first deeds of trust of the respective commercial properties, including shopping centers, retail shops, office buildings, multiple-unit apartments, hotels, motels and warehouses. The Company's underwriting policy for commercial real estate loans generally requires that the loan-to-ratio at the time of origination not exceed 70% of the appraised value of the property. The following table sets forth the classification of loans by type and mix as of the dates indicated:

                                                                             (Dollars in thousands)
TYPES OF LOANS:                                                  As of 6/30/99                   As of 12/31/98
                                                              ----------------------         -------------------------
                                                              Amount       Percentage         Amount         Percentage
                                                              ------       ----------        -------         ----------
Commercial loans                                              $  389,318         36.9%          $370,539         38.5%
Commercial real estate loans                                     415,422         39.3            356,608         37.1
Residential real estate loans                                    199,549         18.9            184,158         19.2
Real estate construction loans                                    45,495          4.3             40,738          4.2
Installment loans                                                 27,488          2.6             29,165          3.0
Other loans                                                          203          0.0                269          0.1
                                                          --------------                     -----------

  Total loans - Gross                                          1,077,475                         981,477
Allowance for loan losses                                        (17,662)        (1.7)           (15,970)        (1.7)
Unamortized deferred loan fees                                    (3,626)        (0.3)            (3,631)        (0.4)
                                                           --------------     ---------       -----------     ---------

  Total loans - Net                                           $1,056,187         100.0%         $961,876         100.0%
                                                              ==========         ======         ========         ======

     Recently, there have been signs of improvements in Asian economic conditions. Management continues to believe that the Company's financial condition and results of operations have not been adversely impacted and does not consider the Company's loan portfolio to have direct exposure to transfer risk.


RISK ELEMENTS OF THE LOAN PORTFOLIO

NON-PERFORMING ASSETS

     Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, and OREO. The Company's non-performing assets decreased $4.1 million or 14.5% to $24.1 million as of June 30, 1999, compared with $28.2 million at year-end 1998. The decrease resulted from reductions of $2.6 million in non-accrual loans, $1.0 million in loans past due 90 days or more and still accruing interest and $0.5 million in OREO. As a percentage of total loans plus OREO, non-performing assets decreased to 2.22% at June 30, 1999 compared with 2.85% at year-end 1998.

     The following table presents the breakdown of non-performing assets by categories as of the dates indicated:

                                                                          (Dollars in thousands)
NON-PERFORMING ASSETS:                                             As of 6/30/99          As of 12/31/98
                                                                  ---------------        ---------------
Accruing loans past due 90 days or more                                 $  3,661              $  4,683
Non-accrual loans                                                         10,512                13,090
                                                                        --------              --------

  Total non-performing loans                                              14,173                17,773
Real estate acquired in foreclosure                                        9,965                10,454
                                                                        --------              --------

  Total non-performing assets                                            $24,138               $28,227
                                                                         =======               =======

Accruing troubled debt restructurings                                      4,617                 4,642
Non-performing assets as a percentage of total loans plus OREO             2.22%                 2.85%

     The non-accrual loans of $10.5 million at June 30, 1999 consisted mainly of $5.9 million in commercial real estate loans and $3.9 million in commercial loans. The following tables present the type of properties securing the loans and the type of businesses the borrowers engaged in under commercial real estate and commercial non-accrual loan categories as of the dates indicated:

                                                                              (in thousands)
                                                                  6/30/99                         12/31/98
                                                      ------------------------------   ---------------------------------
                                                                        Non-accrual Loan Balance
                                                      ------------------------------------------------------------------
                                                        Commercial                       Commercial
Type of property:                                       Real Estate     Commercial       Real Estate          Commercial
                                                       --------------   -------------    ------------      --------------
Single/multi-family residence                             $    454          $    841         $    348           $ 1,052
Commercial                                                   5,253             1,576            5,533             2,613
Motel                                                          186                30            1,501                30
UCC                                                            -0-               666              -0-               -0-
TCD                                                            -0-               -0-              -0-               696
Others                                                         -0-               -0-              -0-                93
Unsecured                                                      -0-               739              -0-               -0-
                                                        ----------         ---------       ----------        ----------

  Total                                                   $  5,893          $  3,852         $  7,382          $  4,484
                                                          ========          ========         ========          ========


                                                                              (in thousands)
                                                                  6/30/99                         12/31/98
                                                       ------------------------------    ------------------------------
                                                                        Non-accrual Loan Balance
                                                       ----------------------------------------------------------------
                                                        Commercial                       Commercial
Type of business:                                       Real Estate     Commercial       Real Estate         Commercial
                                                       ---------------  -------------   -----------------   -----------
Real estate development                                  $     186         $     147        $     451         $     187
Real estate management                                       3,671               -0-            3,903                35
Wholesale                                                      209               650              209             1,021
Retail                                                         -0-               -0-              -0-                38
Food/Restaurant                                                -0-               934              -0-             1,008
Import                                                         289               175              -0-               918
Motel                                                          453               -0-            1,315               -0-
Investments                                                    355               -0-              375               -0-
Industrial                                                     -0-               854              -0-               310
Clothing                                                       -0-               -0-              348               161
Trading                                                        -0-               490              -0-               -0-
Others                                                         730               602              781               806
                                                         ---------         ---------        ---------         ---------

  Total                                                   $  5,893          $  3,852         $  7,382          $  4,484
                                                          ========          ========         ========          ========

     From the tables above, under the June 30, 1999 commercial real estate loan category, the balance of $5.3 million in commercial loans represents five credits, 95% of which were secured by first trust deeds on commercial buildings and warehouses.

     Under the June 30, 1999 commercial loan category, the balance of $1.6 million was comprised of 16 credits, a majority of which are less than $200,000 each. The collateral on these credits include primarily first trust deeds, as well as second and third trust deeds on commercial buildings and warehouses.

     Troubled debt restructurings stayed approximately the same at $4.6 million as of June 30, 1999 and at year-end 1998. All of these restructured loans were current under their revised terms as of June 30, 1999.

     On June 30, 1999, the company had $26.8 million of loans, which were considered impaired including $14.8 million of commercial loans and $11.9 million of commercial real estate loans, compared to $22.0 million of impaired loans at December 31, 1998.

     There were no loan concentrations to multiple borrowers in similar activities, which exceeded 10% of total loans as of June 30, 1999.

OTHER REAL ESTATE OWNED

     The Company's OREO, net of a valuation allowance of $494,000, was carried at $10.0 million as of June 30, 1999, compared with OREO, net of a valuation allowance of $494,000, being carried at $10.5 million at year-end 1998.

     During the first half of 1999, the Company acquired two properties in the amount of $1.1 million and disposed of twelve properties totaling $1.6 million with a net gain of $547,000. As of June 30, 1999 the Company owned 13 OREO properties, which include land, commercial buildings, a motel and condominiums, all of which are located in Southern California.

     The Company maintains a valuation allowance for OREO properties in order to reduce the carrying value of OREO to the estimated fair value of the properties. Periodic evaluation is performed on each property and a corresponding adjustment is made to the valuation allowance, if necessary. Any decline in value is recognized by a corresponding increase to the valuation allowance in the current period. Management provided approximately $77,000 to the provision for OREO losses in the first half of 1999.

     The Company recognized net income of $532,000 from operating its OREO properties. In addition to the $547,000 net gains on sales of OREO properties, the Company received $220,000 in rental income. These amounts were partially offset by operating expenses of $158,000 and the provision for OREO losses of $77,000.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses amounted to $17.7 million or 1.64% of total loans as of June 30, 1999, compared with $16.0 million or 1.63% of total loans at year-end 1998.

     The Company's provision for loan losses was $2.1 million in the first six months of 1999, compared with $1.8 million for the same period of 1998. Management believes the increase was prudent to cover additional inherent risk from the growth of the Company's loan portfolio. The charge-offs of $1.1 million in the first half of 1999 were basically related to commercial and commercial real estate loans and the recoveries of $0.7 million were largely from commercial loans. The following table presents information relating to the allowance for loan losses for the periods indicated:

ALLOWANCE FOR LOAN LOSSES:                                                         (Dollars in thousands)
                                                                           Six months ended          Year ended
                                                                                6/30/99               12/31/98
                                                                           -----------------       ---------------
Balance at beginning of period                                                   $15,970               $15,379
Provision for loan losses                                                          2,100                 3,600
Loans charged-off                                                                 (1,117)               (3,519)
Recoveries of charged-off loans                                                      709                   510
                                                                               ---------             ---------

Balance at end of period                                                         $17,662               $15,970
                                                                                 =======               =======

Average loans outstanding during the period                                   $1,005,602              $907,639
Ratio of net charge-offs to average loans
  outstanding during the period (annualized)                                       0.08%                 0.33%
Provision for loan losses to average loans
  outstanding during the period (annualized)                                       0.42%                 0.40%
Allowance to non-performing loans at period-end                                  124.62%                89.86%
Allowance to total loans at period-end                                             1.64%                 1.63%

     In determing the allowance for loan losses, management continues to assess the risks inherent in the loan portfolio, the possible impact of known and potential problem loans, and other factors such as collateral value, portfolio composition, loan concentration, financial strength of borrower, and trends in local economic conditions.

     The Company has established a monitoring system for its loans in order to identify impaired loans, and potential problem loans and to permit periodic evaluation of impairment and the adequacy of the allowance for loan losses in a timely manner. The monitoring system and methodology have evolved over a period of years, and loan classifications have been incorporated into the determination of the level of allowance. This monitoring system and allowance methodology include a loan-by-loan analysis for significant classified loans as well as loss factors for the balance of the portfolio that are based on historical loss trend analysis relative to the company's unclassified portfolio and other factors such as current portfolio delinquency and trends, and other inherent risk factors such as economic conditions, concentrations in the portfolio risk levels of particular loan categories, internal loan review and management oversight.

     Based on the Company's evaluation process and the methodology to determine the level of the allowance for loan losses mentioned previously, management believes the allowance level as of June 30, 1999 to be adequate to absorb estimable and probable losses identified through its analysis.

INVESTMENTS IN REAL ESTATE

     At the end of the first quarter of 1999, the Company invested $15 million for an approximate 40% limited partnership interest in a partnership that was formed to invest in multi-family housing in California that will qualify for Federal and/or State low income housing tax credits.

     During the second quarter of 1999, the Company entered into an agreement to purchase a 99.9% interest in a California limited partnership as a limited partner. The purpose of the partnership is to construct and operate a housing project consisting of 102 residential units for seniors. The total investment for the Bank is approximately $5.3 million. During the second quarter of 1999, the Bank made its first contribution for $265,000 upon execution of the agreement.

OTHER INFORMATION

     The Bank established another 100% owned subsidiary, Cathay Holding Corporation ("CHC"), a California corporation, during the second quarter of 1999. The business activities of CHC consist solely of the operations of its wholly-owned subsidiary, Cathay Realty Corporation ("CRC"), a real estate investment trust ("REIT") as defined under Sections 856-859 of the Internal Revenue Code of 1986 as amended. CRC was incorporated in Texas during the second quarter of 1999. The Bank contributes qualifying assets (comprised of participation interests in real estate loans and real estate related securities) to CHC in exchange for its common stock.

     The authorized stock of CRC consists of common stock, authorized and issued, and non-voting, non-cumulative and non-convertible preferred stock, authorized but not yet issued. The REIT received from CHC real estate related loans and/or participation interests therein and interests in mortgage-backed and mortgage related securities in exchange for its common stock. The Bank plans to also acquire all of the shares of the REIT's preferred stock.

     The business activities of the REIT consist of the acquisition and holding of long-term real estate related assets, including participation interests in residential mortgage loans and possibly commercial real estate loans, mortgage-backed and mortgage-related securities. CRC will acquire additional real estate related assets from the Bank from time to time as the Bank's Board approves to sell. CRC intends to distribute 100% of its taxable income to its shareholders annually.

DEPOSITS

     Total deposits increased $37.1 million or 2.4% from $1,560.4 million at year-end 1998 to $1,597.5 million at June 30, 1999. Time deposits over $100,000 ("Jumbo CD's") increased $54.6 million while core deposits, defined as total deposits minus Jumbo CD's and brokered deposits, decreased $17.5 million. The decrease in core deposits resulted from decreases of $28.0 million in money market deposits and $2.7 million in savings deposits which were offset by increases of $6.1 million in demand deposits, $5.8 million in time deposits under $100,000 and $1.3 million in NOW accounts. The sharp decrease in money market deposits was primarily attributable to the average low interest rate which declined 69 basis points from 2.30% to 1.61% comparing the first six months of 1998 and 1999. Consequently the ratio of core deposits to total deposits decreased from 60.32% at year-end 1998 to 57.82% at June 30, 1999. The Company had no brokered deposits as of June 30, 1999.

     Average total deposits grew $126.3 million or 8.7% to $1,583.2 million comparing the first six months of 1998 and 1999. Of the $126.3 million, average Jumbo CD's accounted for $78.3 million or 13.9% and average core deposits accounted for $47.9 million or 5.4% with the most increase in average demand deposits of $21.5 million or 13.3%.

     Quarterly, average total deposits increased $125.9 million or 8.6% to $1,590.7 million in the second quarter of 1999, compared with $1,464.8 million in the same quarter of 1998. Approximately 70% of the quarterly increase in average deposits came from Jumbo CD's which added $88.2 million or 15.5%.

     Although the Bank's Jumbo CD portfolio continues to grow faster than other types of deposits, management considers the Bank's Jumbo CD's generally less volatile primarily due to the following reasons: 1) approximately 50% of the Bank's Jumbo CD's have stayed with the Bank for more than two years; 2) the Jumbo CD portfolio continued to be diversified with 3,977 individual accounts averaging approximately $168,000 per account owned by 2,765 individual depositors as of July 9, 1999; and 3) this phenomenon of having a relatively higher percentage of Jumbo CD's to total deposits exists in most of the Asian American banks in the Company's market due to the fact that the customers in this market tend to have a higher savings rate.

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

     The following tables display the deposit mix as of the dates and for the periods indicated:

                                                                                 (Dollars in thousands)
                                                                     As of 6/30/99                    As of 12/31/98
                                                             -----------------------------    ---------------------------
TYPES OF DEPOSITS:                                               Amount       Percentage            Amount     Percentage
                                                             -------------   -------------    ---------------  ----------
Demand                                                       $   184,134         11.5%         $   178,068       11.4%
NOW accounts                                                     116,271          7.3              114,982        7.4
Money market accounts                                             85,866          5.4              113,869        7.3
Savings deposits                                                 204,625         12.8              207,365       13.3
Time deposits under $100,000                                     332,816         20.8              326,968       20.9
Time deposits of $100,000 or more                                673,777         42.2              619,150       39.7
                                                             -----------       --------        -----------     ---------

  Total deposits                                              $1,597,489         100.0%         $1,560,402        100.0%
                                                              ==========         ======         ==========        ======

                                                                           (Dollars in thousands)
                                                                  2nd Qtr, 1999                    2nd Qtr, 1998
                                                           -----------------------------     ---------------------------
AVERAGE DEPOSITS:                                                 Amount      Percentage           Amount     Percentage
                                                           ----------------  -------------   ---------------  ----------
Demand                                                       $   180,073         11.3%        $    162,812       11.1%
NOW accounts                                                     116,091          7.3              112,035        7.7
Money market accounts                                             93,212          5.9               95,162        6.5
Savings deposits                                                 207,109         13.0              204,012       13.9
Time deposits under $100,000                                     335,080         21.1              319,843       21.8
Time deposits of $100,000 or more                                659,181         41.4              570,936       39.0
                                                             -----------       --------      ------------------------

  Total deposits                                              $1,590,746        100.0%          $1,464,800      100.0%
                                                              ==========        ======          ==========      ======


                                                                           (Dollars in thousands)
                                                                        YTD 6/30/99                      YTD 6/30/98
                                                             -----------------------------------------------------------
AVERAGE DEPOSITS:                                                Amount        Percentage          Amount     Percentage
                                                             --------------   --------------  --------------  ----------
Demand                                                       $   183,470         11.6%         $   162,006       11.1%
NOW accounts                                                     115,216          7.3              112,086        7.7
Money market accounts                                            102,165          6.4               95,258        6.5
Savings deposits                                                 205,740         13.0              205,118       14.1
Time deposits under $100,000                                     334,126         21.1              318,306       21.9
Time deposits of $100,000 or more                                642,505         40.6              564,194       38.7
                                                             -----------       --------      ------------------------

  Total deposits                                              $1,583,222        100.0%          $1,456,968      100.0%
                                                              ==========        ======          ==========      ======

CAPITAL RESOURCES

     Stockholders' equity amounted to $166.1 million or 9.12% of total assets as of June 30, 1999, compared with $156.7 million or 8.80% of total assets at year-end 1998. The increase of $9.5 million or 6.1% in stockholders' equity was primarily from an addition of $13.7 million from net income less dividends paid of $3.5 million, and $775,000 from issuance of additional common shares through the Dividend Reinvestment Plan. These amounts were partially offset by an increase of $1.5 million in the net unrealized holding losses on securities available-for-sale, net of tax.

     The Company declared a cash dividend of $0.175 per common share in January 1999 on 8,988,760 shares outstanding and a cash dividend of $0.21 per common share in April and July 1999, respectively, on 8,998,412 shares and 9,010,829 shares outstanding, respectively. Total cash dividends paid in 1999, including the $1.9 million paid in July 1999, amounted to $5.4 million.

     Management seeks to retain the Company's capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

     Despite slight decreases in the tier 1 and total capital ratios, the Company and the Bank's regulatory capital continued to well exceed the regulatory minimum requirements on June 30, 1999. The decrease in capital ratios was primarily attributable to increases in loans, which were 100% risk-weighted. The capital ratios of the Bank place it in the "well capitalized" category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0% and Tier 1 leverage capital ratio equal to or greater than 5.0%.

     The following tables present the Company and the Bank's capital and leverage ratios as of June 30, 1999 and December 31, 1998:

                                                                        (Dollars in thousands)
                                                                              COMPANY
                                                    --------------------------------------------------------------
                                                              As of 6/30/99                   As of 12/31/98
                                                    ---------------------------      -----------------------------
                                                     Balance       Percentage          Balance          Percentage
                                                    ------------   --------------   --------------    -------------
Tier 1 capital (to risk-weighted assets)             $  158,211(1)      11.36%         $  146,874(2)       11.44%
Tier 1 capital minimum requirement                       55,702          4.00              51,372           4.00
                                                     ----------       ----------      -----------        ----------
  Excess                                             $  102,509          7.36%         $   95,502           7.44%
                                                     ==========       ==========       ==========        ==========

Total capital (to risk-weighted assets)              $  175,621(1)      12.61%         $  162,844(2)       12.68%
Total capital minimum requirement                       111,404          8.00             102,744           8.00
                                                     ----------       ----------       ----------        ----------
  Excess                                             $   64,217          4.61%         $   60,100           4.68%
                                                     ==========       ==========       ==========        ==========

Risk-weighted assets                                 $1,392,554                        $1,284,296
Tier 1 capital (to average assets)
     - Leverage ratio                                $  158,211(1)       8.67%         $  146,874(2)        8.45%
Minimum leverage requirement                             73,022          4.00              69,508           4.00
                                                     ----------       ----------       ----------        ----------
  Excess                                             $   85,189          4.67%         $   77,366           4.45%
                                                     ==========       ==========       ==========        ==========

Total average assets                                 $1,825,556                        $1,737,710

                                                                          (Dollars in thousands)
                                                                                BANK
                                                     -------------------------------------------------------------
                                                            As of 6/30/99                    As of 12/31/98
                                                     ----------------------------    -----------------------------
                                                     Balance       Percentage          Balance          Percentage
                                                    -----------   --------------     ------------      -----------
Tier 1 capital (to risk-weighted assets)              $ 152,499(1)      10.95%         $  141,834(2)       11.04%
Tier 1 capital minimum requirement                       55,702          4.00              51,372           4.00
                                                     ----------       ----------      -----------        ----------
  Excess                                              $  96,797          6.95%         $   90,462           7.04%
                                                     ==========       ==========       ==========        ==========

Total capital (to risk-weighted assets)               $ 169,909(1)      12.20%         $  157,804(2)       12.29%
Total capital minimum requirement                       111,404          8.00             102,744           8.00
                                                     ----------       ----------       ----------        ----------
  Excess                                              $  58,505          4.20%         $   55,060           4.29%
                                                     ==========       ==========       ==========        ==========

Risk-weighted assets                                 $1,392,548                        $1,284,296
Tier 1 capital (to average assets)
     - Leverage ratio                                $  152,499(1)       8.35%         $  141,834(2)        8.16%
Minimum leverage requirement                             73,059          4.00              69,508           4.00
                                                     ----------       ----------       ----------        ----------
  Excess                                             $   79,440          4.35%         $   72,326           4.16%
                                                     ==========       ==========       ==========        ==========

Total average assets                                 $1,826,468                        $1,737,709

1 Excluding the unrealized holding losses on securities available-for-sale of $332,000, and goodwill of $8,252,000.
2 Excluding the unrealized holding gains on securities available-for-sale of $1,189,000, and goodwill of $8,590,000.

LIQUIDITY AND MARKET RISK

LIQUIDITY

     The Company's principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans and advances from Federal Home Loan Bank. The Company's liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) decreased moderately from 46.04% at year-end 1998 to 40.16% at June 30, 1999.

     To supplement its liquidity needs, the Bank maintains a total credit line of $45 million for Federal funds with three correspondent banks, a repo line of $110 million with three brokerage firms and a retail certificate of deposit line of approximately $100 million with another brokerage firm. The Bank is also a shareholder of Federal Home Loan Bank (FHLB) which enables the Bank to have access to lower cost FHLB financing when necessary. The Bank obtained non-callable advances from FHLB totaling $30 million in the third quarter of 1998 at fixed interest rates. In connection with the Company's preparation of Year 2000 readiness, the Company obtained an additional $20 million Year 2000 liquidity commitment from FHLB in July 1999.

     The Company had significant portion of its time deposits maturing within one year or less as of June 30, 1999. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Company's marketplace. However, based on its historical runoff experience, the Company expects the outflow will be minimal and can be replenished through its normal growth in deposits.

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

     The interest rate sensitivity analysis measures the Company's exposure to differential changes in interest rates between assets and liabilities. This analysis details the expected maturity and repricing opportunities mismatch or sensitivity gap between interest-earning assets and interest-bearing liabilities over a specified timeframe. A positive gap exists when rate sensitive assets which reprice over a given time period exceed rate sensitive liabilities. During periods of increasing interest rates, net interest margin may be enhanced with a positive gap. A negative gap exists when rate sensitive liabilities which reprice over a given time period exceed rate sensitive assets. During periods of increasing interest rates, net interest margin may be impaired with a negative gap. As of June 30, 1999, the Company was asset sensitive with a cumulative gap ratio of a positive 11.55% within three months, and liability sensitive with a cumulative gap ratio of a negative 15.29% within a 1-year period. This compared with a positive 15.61% within three months, and a negative 11.48% within a 1-year period as of year-end 1998.

     Since interest rate sensitivity analysis does not measure the timing differences in the repricing of asset and liabilities, the Company uses a simulation model to quantify the extent of the differences in the behavior of the lending and funding rates, so as to project future earnings or market values under alternative interest scenarios.

     The simulation measures the volatility of net interest income and net portfolio value (defined as net present value of assets and liabilities) under immediate rising or falling interest rate scenarios in 100 basis point increments. The Company establishes a tolerance level in its policy to define and limit interest income volatility to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. When the tolerance level is met or exceeded, the Company then seeks corrective action after considering, among other things, market conditions, customer reaction and the estimated impact on profitability. As of June 30, 1999, the Company's interest income volatility was within the Company's established tolerance level.

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

3. RENOVATION: During the renovation phase, which was conducted concurrent with the validation and implementation phases discussed below, the Company implemented hardware and software upgrades of its material IT systems and requested vendor certifications of Y2K readiness of the Company's material existing systems and upgrades. This phase was completed by May 31, 1999.

4. VALIDATION: This phase consists of the testing of the Company's IT and non-IT systems, and the testing of third-party vendors and service providers for Y2K readiness. The Company has completed the testing of its core computer systems. Testing of its other mission-critical IT systems has also been completed as of July 30, 1999.

     The Company has received written assurances from its utilities and telephone suppliers that the non-IT services or systems provided by such suppliers should be Y2K compliant in time. The Company has also obtained Y2K compliance certifications from its other material non-IT system providers.

     As a part of the validation phase, the Company also seeks to evaluate its major borrowers' and depositors' Y2K readiness. Such evaluation began in June 1998, and continues to be updated as borrowers and depositors progress towards Y2K readiness.

5. IMPLEMENTATION: This phase began shortly after the validation phase. The Company is progressing through the implementation phase by determining the necessary remedial actions and establishing timelines for alternative actions with respect to third-party vendors, service providers or borrowers who are not yet Y2K compliant. The Company believes its material operations are Y2K compliant as of June 30, 1999.

COSTS TO ADDRESS THE COMPANY'S Y2K ISSUES

     The total cost of the Company's plan to address the Y2K issues is currently estimated to be $750,000 which includes allocated human resource expense and hardware and software upgrades. Hardware and software upgrades will be depreciated over their useful lives in accordance with the Company's policy.
All other costs, including human resources, system testings, consulting services, training and any other contingency expenses will be expensed as incurred. The Company is funding these costs through operating cash flows, and does not expect such costs to have a material adverse effect on the Company's financial condition or results of operations. The amount expensed as of August 10, 1999 was approximately $633,000.

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

THE COMPANY'S CONTINGENCY PLANS

     As a precautionary measure, the Company has formed a Y2K contingency team to address key functions of the Company and to determine alternate resources and procedures should the normal business operations fail. The Company cannot, at this time, determine whether the consequences of any Y2K failure will have a material impact on the Company's'operations, liquidity or financial condition. The contingency plan covers critical dates in 1999 and 2000. The contingency procedures have been tested and will continue to be revised based upon the test results. These procedures have been validated by the Company's Internal Audit Department, reviewed by senior management and presented to the Board of Directors. The contingency plan, which met the expected timeline for completion on June 30, 1999, has also been reviewed and deemed satisfactory by the Company's regulatory agencies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information concerning market risk, see "Liquidity and Market Risk - Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations above on pages 20 and 21.

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


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Annual Meeting of stockholders was held on April 19, 1999. At the 1999 Annual Meeting, the stockholders approved to elect the following three Class III directors to serve until the 2002 annual meeting of stockholders:

     George T.M. Ching
     Wing K. Fat
     Wilbur K. Woo

               The number of votes cast for or withheld, with respect to the election of each Class III Director was as follows:

                                                                                                         BROKER
                                                           FOR         WITHHELD         AGAINST         NON-VOTE
                                                       ----------     -------------    ----------    -----------
                  George T.M. Ching                    6,673,659          161,185            -0-             -0-
                  Wing K. Fat                          6,681,935          152,909            -0-             -0-
                  Wilbur K. Woo                        6,677,680          157,164            -0-             -0-

               Other directors whose terms of office continued after the meeting:

                  Term Ending in 2000 (Class I)               Term Ending in 2001 (Class II)
                  -----------------------------               ------------------------------
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



                                         Cathay Bancorp, Inc.
                                         --------------------
                                         (Registrant)





 Date:  August 13, 1999                  By /s/ DUNSON K. CHENG
                                         ----------------------
                                         Dunson K. Cheng
                                         Chairman and President




 Date:  August 13, 1999                  by /s/ ANTHONY M. TANG
                                         ----------------------
                                         Anthony M. Tang
                                         Chief Financial Officer