Form 10-Q
period 1999-09-30
CATHAY BANCORP INC
filed 1999-11-15
CIK 861842

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               SEPTEMBER 30, 1999
                               ------------------------------------------------

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

Commission file number                        0-18630
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

     Common stock, $.01 par value, 9,033,295 shares outstanding as of November 5, 1999.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION................................................................3

         Item 1.      Financial Statements (unaudited)........................................4
                      Notes to Condensed Consolidated Financial Statements (unaudited)........7

         Item 2.      Management's Discussion and Analysis of
                         Financial Condition and Results of Operations........................8

         Item 3.      Quantitative and Qualitative Disclosures
                         About Market Risk..................................................23

PART II - OTHER INFORMATION.................................................................24

         Item 1.      Legal Proceedings.....................................................24
         Item 2.      Changes in Securities and Use of Proceeds.............................24
         Item 3.      Defaults upon Senior Securities.......................................24
         Item 4.      Submission of Matters to a Vote of Security Holders...................24
         Item 5.      Other Information.....................................................24
         Item 6.      Exhibits and Reports on Form 8-K......................................24

SIGNATURES      ............................................................................25

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       CATHAY BANCORP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (in thousands, except share data)
                                   (unaudited)



                                                                                      SEPT. 30, 1999          DEC. 31, 1998
                                                                                      --------------          -------------
ASSETS
Cash and due from banks                                                               $     47,101            $     64,656
Federal funds sold and securities purchased under
     agreements to resell                                                                   13,000                  17,000
                                                                                      --------------          -------------
     Cash and cash equivalents                                                              60,101                  81,656
Securities available-for-sale (amortized cost
of $115,467 in 1999 and $237,877 in 1998)                                                  115,282                 239,928
Securities held-to-maturity (estimated fair
     value of $431,694 in 1999 and $426,778 in 1998)                                       436,808                 418,156
Loans (net of allowance for loan losses of
     $18,584 in 1999 and $15,970 in 1998)                                                1,174,309                 961,876
Other real estate owned, net                                                                 8,607                  10,454
Investments in real estate, net                                                             16,907                   1,457
Premises and equipment, net                                                                 25,474                  25,827
Customers' liability on acceptance                                                          14,796                  10,847
Accrued interest receivable                                                                 12,035                  11,996
Goodwill                                                                                     8,083                   8,590
Other assets                                                                                 9,995                  10,111
                                                                                      --------------          -------------
     Total assets                                                                     $  1,882,397            $  1,780,898
                                                                                      --------------          -------------
                                                                                      --------------          -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Non-interest bearing demand deposits                                             $    193,078            $    178,068
     Interest bearing accounts
         NOW accounts                                                                      117,963                 114,982
         Money market deposits                                                              98,181                 113,869
         Savings deposits                                                                  208,418                 207,365
         Time deposits under $100,000                                                      336,030                 326,968
         Time deposits of $100,000 or more                                                 692,778                 619,150
                                                                                      --------------          -------------
     Total deposits                                                                      1,646,448               1,560,402
Securities sold under agreements to repurchase                                               9,466                  16,436
Advances from Federal Home Loan Bank                                                        30,000                  30,000
Acceptances outstanding                                                                     14,796                  10,847
Other liabilities                                                                            8,887                   6,561
                                                                                      --------------          -------------
     Total liabilities                                                                   1,709,597               1,624,246

Stockholders' equity
     Preferred stock, $.01 par value; 10,000,000
         shares authorized, none issued                                                         --                      --
     Common stock, $.01 par value; 25,000,000 shares
         authorized, 9,022,318 and 8,988,760 shares issued and
         outstanding in 1999 and 1998, respectively                                             90                      90
     Additional paid-in-capital                                                             64,137                  62,919
     Accumulated other comprehensive income(loss)                                             (107)                  1,189
     Retained earnings                                                                     108,680                  92,454
                                                                                      --------------          -------------
     Total stockholders' equity                                                            172,800                 156,652
                                                                                      --------------          -------------
     Total liabilities and stockholders' equity                                       $  1,882,397            $   1,780,898
                                                                                      --------------          -------------
                                                                                      --------------          -------------

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       CATHAY BANCORP, INC. AND SUBSIDIARY
      Condensed Consolidated Statements of Income and Comprehensive Income
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                3RD QTR       3RD QTR         YTD            YTD
                                                               SEPT. 1999    SEPT. 1998    SEPT. 1999    SEPT. 1998
                                                               ----------    ----------    ----------    ----------
INTEREST INCOME
     Interest on loans                                         $   24,056    $   21,567    $   67,134    $   61,473
     Interest on securities available-for-sale                      2,460         3,226         8,268         9,819
     Interest on securities held-to-maturity                        6,697         5,759        20,319        17,217
     Interest on Federal funds sold and securities
           purchased under agreements to resell                       272         1,257         1,810         2,696
     Interest on deposits with banks                                    4            10            10            27
                                                               ----------    ----------    ----------    ----------
     Total interest income                                         33,489        31,819        97,541        91,232
                                                               ----------    ----------    ----------    ----------
INTEREST EXPENSE
     Time deposits of $100,000 or more                              8,268         7,792        24,192        22,770
     Other deposits                                                 4,992         6,004        15,034        17,761
     Other borrowed funds                                             834         1,083         3,152         1,921
                                                               ----------    ----------    ----------    ----------
     Total interest expense                                        14,094        14,879        42,378        42,452
                                                               ----------    ----------    ----------    ----------
     Net interest income before provision for loan losses          19,395        16,940        55,163        48,780
     Provision for loan losses                                      1,050           900         3,150         2,700
                                                               ----------    ----------    ----------    ----------
     Net interest income after provision for loan losses           18,345        16,040        52,013        46,080
                                                               ----------    ----------    ----------    ----------
NON-INTEREST INCOME
     Securities gains(losses)                                          10             7            (3)           42
     Letter of credit commissions                                     578           505         1,643         1,460
     Service charges                                                  905           958         2,729         3,010
     Other operating income                                           868           548         2,091         1,661
                                                               ----------    ----------    ----------    ----------
     Total non-interest income                                      2,361         2,018         6,460         6,173
                                                               ----------    ----------    ----------    ----------
NON-INTEREST EXPENSE
     Salaries and employee benefits                                 4,673         4,421        14,021        13,232
     Occupancy expense                                                628           645         1,905         1,901
     Computer and equipment expense                                   647           586         1,905         1,785
     Professional services expense                                    702           907         2,472         2,564
     FDIC and State assessments                                       105            97           301           297
     Marketing expense                                                211           236           779           901
     Real estate operations, net                                      (28)          (59)         (560)         (241)
     Operations of investments in real estate                          94            23          (180)           19
     Other operating expense                                          611           770         2,158         2,528
                                                               ----------    ----------    ----------    ----------
     Total non-interest expense                                     7,643         7,626        22,801        22,986
                                                               ----------    ----------    ----------    ----------
     Income before income tax expense                              13,063        10,432        35,672        29,267
Income tax expense                                                  5,170         4,172        14,091        11,568
                                                               ----------    ----------    ----------    ----------
Net Income                                                          7,893         6,260        21,581        17,699
Other comprehensive income, net of tax:
     Unrealized holding gain(loss) arising during the period          225           626        (1,085)        1,082
     Less: reclassification adjustment for realized
           gain(loss) on securities included in net income           --               2           211           (13)
                                                               ----------    ----------    ----------    ----------
     Total other comprehensive income(loss), net of tax               225           624        (1,296)        1,095
                                                               ----------    ----------    ----------    ----------
Total comprehensive income                                     $    8,118    $    6,884    $   20,285    $   18,794
                                                               ----------    ----------    ----------    ----------
                                                               ----------    ----------    ----------    ----------
Net income per common share
     Basic                                                     $     0.88    $     0.70    $     2.40    $     1.98
     Diluted                                                   $     0.87    $     0.70    $     2.39    $     1.98
Cash dividends paid per common share                           $    0.210    $    0.175    $    0.595    $    0.525
Basic average common shares outstanding                         9,018,901     8,971,726     9,007,543     8,961,313
Diluted average common shares outstanding                       9,026,190     8,972,378     9,013,132     8,961,450

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        CATHAY BANCORP, INC. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                               -------------------------------
                                                                                  1999                1998
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $  21,581          $  17,699
Adjustments to reconcile net income to net cash
      provided by operating activities:
           Provision for loan losses                                               3,150              2,700
           Provision for losses on other real estate owned                           298                175
           Depreciation                                                            1,015                924
           Net gain on sales of other real estate owned                             (660)              (201)
           Gain on sale of investments in real estate                               (394)                 -
           Net gain on sales of premises and equipment                                 -                (2)
           (Gain) loss on sales and calls of investment securities                     3                (42)
           Amortization and accretion of investment
                  security premiums, net                                             661                315
           Amortization of goodwill                                                  507                771
           Increase (decrease) in deferred loan fees                                (143)                71
           (Increase) decrease in accrued interest receivable                        (39)             1,382
           Decrease in other assets, net                                             116              2,471
           Increase in other liabilities                                           2,326              8,281
--------------------------------------------------------------------------------------------------------------
                Total adjustments                                                  6,840             16,845
--------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                         28,421             34,544
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                                       (830,704)          (554,676)
Proceeds from maturity and call of securities available-for-sale                 947,035            594,980
Proceeds from sale of securities available-for-sale                                    -              6,429
Purchase of mortgage-backed securities available-for-sale                              -            (34,968)
Proceeds from repayments of mortgage-backed securities
      available-for-sale                                                           8,685             21,858
Purchase of securities held-to-maturity                                          (45,057)            (5,193)
Proceeds from maturity and call of securities held-to-maturity                     1,310             11,345
Purchase of mortgage-backed securities held-to-maturity                          (38,157)           (51,304)
Proceeds from repayments of mortgage-backed securities
      held-to-maturity                                                            60,922             51,403
Net increase in loans                                                           (215,029)          (113,194)
Purchase of premises and equipment                                                  (662)            (1,256)
Proceeds from sale of equipment                                                        -                  2
Proceeds from sale of other real estate owned                                      1,798              1,935
Proceeds from sale of  investments in real estate                                  1,026                  -
(Increase) decrease in investments in real estate                                (16,082)               133
--------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                           (124,915)           (72,506)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW accounts,
      money market and savings deposits                                            3,356            (14,558)
Net increase in time deposits                                                     82,690             62,589
Net decrease in securities sold under agreements to repurchase                    (6,970)            (1,621)
Advances from Federal Home Loan Bank                                                   -             20,000
Cash dividends                                                                    (5,355)            (4,701)
Proceeds from shares issued to Dividend Reinvestment Plan                          1,218              1,219
--------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                         74,939             62,928
--------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                 (21,555)            24,966
Cash and cash equivalents, beginning of the period                                81,656            124,728
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of the period                                   $  60,101          $ 149,694
--------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
      Cash paid during the period for:
           Interest                                                            $  42,520          $  42,513
           Income taxes                                                        $   9,750          $  11,797
      Non-cash investing activities:
           Transfers to securities available-for-sale
              within 90 days of maturity                                       $   1,975          $   1,340
           Net change in unrealized holding gain (loss) on securities
              available-for-sale, net of tax                                   $  (1,296)         $   1,095
           Transfers to other real estate owned                                $     776          $   3,449
           Loans to facilitate the sale of other real estate owned             $   1,187          $   1,436
--------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       CATHAY BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is given based on the assumption that the reader has access to and has read the Annual Report on Form 10-K for the year ended December 31, 1998 of Cathay Bancorp, Inc. ("Bancorp") and its subsidiary Cathay Bank ("the Bank"), together ("the Company").

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

RESULTS OF OPERATIONS

     For the third quarter of 1999, the Company reported net income of $7.9 million or $0.87 per diluted common share, compared with net income of $6.3 million or $0.70 per diluted common share for the same quarter of 1998, representing an increase of $1.6 million or 26.1%. Income before income tax expense amounted to $13.1 million for the third quarter of 1999, compared with $10.4 million for the same quarter of 1998, representing an increase of $2.7 million or 25.2%. The increase in 1999 third quarter income before income tax expense was primarily attributable to a $2.5 million or 14.5% increase in net interest income before provision for loan losses.

     The annualized return on average assets ("ROA") and return on average stockholders' equity ("ROE") were 1.73% and 18.76%, respectively, for the third quarter of 1999, compared with 1.47% and 16.74%, respectively, for the same quarter of 1998.

     For the nine months ended September 30, 1999, the Company reported net income of $21.6 million or $2.39 per diluted common share, compared with $17.7 million or $1.98 per diluted common share for the same period of 1998. This represents an increase of $3.9 million or 21.9%. The ROA and ROE were 1.57% and 17.75%, respectively, for the first nine months of 1999, compared with 1.42% and 16.49%, respectively, for the same period of 1998.

NET INTEREST INCOME

     For the third quarter of 1999, net interest income before provision for loan losses totaled $19.4 million, compared with $16.9 million for the corresponding quarter of 1998. This represents an increase of $2.5 million or 14.5%. On a taxable equivalent basis, net interest income totaled $19.8 million in the third quarter of 1999, representing an increase of $2.5 million or 14.8% over net interest income of $17.3 million in the same period of 1998.

     The increase of $2.5 million in net interest income before provision for loan losses in the third quarter of 1999 was substantially attributable to an increase of $137.5 million in average interest-earning assets, from $1,592.8 million to $1,730.3 million. The increase in average interest-earning assets resulted from a $165.0 million increase in loans (net of deferred loan fees and the allowance for loan losses) and a $86.0 million increase in securities held-to-maturity. These increases were offset by the following decreases: 1) $64.4 million in Federal funds sold and securities purchased under agreements to resell; 2) $48.6 million in securities available-for-sale; and 3) $0.5 million in deposits with other banks. The increase in average interest-earning assets was funded primarily by increases in average deposits and secondarily by other borrowed funds.

     However, the increase in net interest income due to volume was partially offset by a 22 basis point decline in average yield from 8.00% in the third quarter of 1998 to 7.78% in the same quarter of 1999. Although the increase in average loans contributed $3.6 million to interest income, $1.1 million of which was offset by a decrease of 49 basis points in the average yield from 9.23% to 8.74%. This was primarily due to a 40 basis point drop in the Company's average reference lending rate from 8.75% to 8.35% as a result of the Federal Reserve Board's fiscal policies. Yields on all other categories of interest-earning assets decreased as well due to the prevailing interest rate environment.

     During the same period, nevertheless, cost of funds decreased 50 basis points from 4.23% in 1998 to 3.73% in 1999 which more than compensated the decline of 22 basis points in the average yield on interest-earning assets. In addition, average loans, which generally yield higher than other types of interest-earning assets, increased as a percentage of average interest-earning assets from 58.2% in the third quarter of 1998 to 63.1% in the same quarter of 1999. Consequently, net interest margin (defined as taxable equivalent net interest income to average interest-earning assets) increased 24 basis points from 4.30% in 1998 to 4.54% in 1999.

     For the nine months ended September 30, 1999, net interest income before provision for loan losses amounted to $55.2 million, compared with $48.8 million a year ago. On a taxable equivalent basis, net interest income was $56.4 million versus $49.7 million a year ago. The primary reason for the $6.4 million increase in year-to-date net interest income was an increase of $210.6 million in average interest-earning assets, $160.6 million of which was contributed by loans. The net interest margin for the first nine months of 1999 was 4.33% which was comparable to 4.34% for the same period a year ago.

NON-INTEREST INCOME

     For the third quarter of 1999, non-interest income totaled $2.4 million, representing an increase of $343,000 or 17.0% over $2.0 million for the same quarter in 1998. This was primarily due to an increase of $320,000 in other operating income as a result of higher fees and charges on loans, other miscellaneous income and wire transfer fees.

     For the nine months ended September 30, 1999, non-interest income totaled $6.5 million compared with $6.2 million for the same period a year ago. The increase of $287,000 was attributable to a combination of the following: 1) an increase of $430,000 in other operating income due to substantially the same factors as discussed in the previous paragraph; 2) an increase of $183,000 in letter of credit commissions due to increased transactions; 3) a decrease of $281,000 in service charges primarily due to the Bank's outsourcing of its merchant bank card portfolio in the third quarter of 1998, as a result of which the Bank received only a percentage of the income from the portfolio rather than receiving the full income and incurring the related expenses; and 4) a decrease of $45,000 in securities gains.

NON-INTEREST EXPENSE

     For both the third quarters of 1999 and 1998, non-interest expense was approximately at $7.6 million. Salaries and employee benefits increased $252,000 in the third quarter of 1999 mainly attributable to higher accrual of cash bonuses along with higher salary expenses from new employees. There were also a total increase of $171,000 in expenses related to operations of investments in real estate, computer and equipment expense, other real estate owned (OREO) expense and FDIC and State assessments. To offset the above were decreases of $205,000 in professional and services expense resulting primarily from lower legal fees and $159,000 in other operating expense largely due to lower miscellaneous expense. The efficiency ratio continued to improve from 40.23% in the third quarter of 1998 to 35.13% in the third quarter of 1999.

     For the nine months ended September 30, 1999, non-interest expense decreased $185,000 to $22.8 million from $23.0 million in the same period of 1998. The decrease was caused by a combination of the following: 1) a decrease of $370,000 in other operating expense primarily due to the Bank's outsourcing of its merchant bank card portfolio in the third quarter of 1998 as explained previously; 2) an increase of $319,000 in net OREO income. The Company realized a total of $660,000 in income from gains on sale of OREO properties in the first nine months of 1999 leading to a net OREO income of $560,000 for the period. This compared with $241,000 of net OREO income in the same period in 1998; 3) a decline of $199,000 in real estate operations, net, resulting largely from gains on sale of a real estate investment property in the second quarter of 1999; 4) a decrease of $122,000 in marketing expense; and 5) a decrease of $92,000 in professional and services expense.

     Offsetting the decreases in year-to-date non-interest expense were salaries and employee benefits which rose $789,000 primarily due to higher accrual of cash bonuses along with officers' annual salary adjustments in the second quarter of 1999 as well as higher salary expense from new employees. Additionally, furniture and fixture expense and computer center expense increased slightly. The efficiency ratios for the first nine months of 1999 and 1998 were 37.00% and 41.83%, respectively.

FINANCIAL CONDITION OVERVIEW

     The Company maintained steady growth in the first nine months of 1999. During the period, total assets increased $101.5 million or 5.7% to $1,882.4 million. Net loans grew $212.4 million or 22.1% to $1,174.3 million primarily due to strong loan demand during the period. In addition, the Company purchased 23 seasoned commercial real estate loans totaling $68 million from a major bank in the third quarter of 1999. Securities available-for-sale decreased $124.6 million or 52.0% to $115.3 million while securities held-to-maturity increased slightly to $436.8 million. The overall decrease of $106.0 million in securities was a result of strong loan demand which outpaced an increase of $86.0 million or 5.5% in deposits to $1,646.4 million. Stockholders' equity rose $16.1 million or 10.3% to $172.8 million.

INTEREST EARNING ASSET MIX

     Total interest earning assets increased $101.3 million or 6.2% to $1,739.6 million at September 30, 1999 from $1,638.3 million at year-end 1998. During the first nine months of 1999, the Bank continued to experience a shift in the interest-earning assets from securities to loans as a result of continued strong loan demand. As a percentage of total interest earning assets, net loans accounted for 67.5% at September 30, 1999 compared with 58.7% at year-end 1998; conversely, investment securities decreased from 40.2% to 31.7% during the same period. This change in the interest earning asset mix from securities to loans is favorable to net interest income since loans generally yield higher than securities.

SECURITIES

     Securities available-for-sale decreased $124.6 million or 52.0% from $239.9 million to $115.3 million while securities held-to-maturity increased $18.6 million or 4.5% from $418.2 million to $436.8 million during the first nine months of 1999. The overall decrease of $106.0 million or 16.1% in investment securities was primarily attributable to the excellent loan demand that the Company experienced during the period.

     As of September 30, 1999, unrealized holding losses on securities available-for-sale were $185,000 compared with unrealized holding gains of $2,051,000 as of December 31, 1998. These unrealized losses or gains, net of tax effect, were included in the Company's stockholders' equity for the periods reported. The unrealized holding losses, net of tax, were $107,000 as of September 30, 1999 compared with the unrealized holding gains, net of tax of $1,189,000 as of year-end 1998. The unrealized holding losses resulted mainly from the increasing interest rate environment in the third quarter of 1999.

     The following tables summarize the composition and maturity distribution of the investment portfolio as of the dates indicated:


                                                                         (In thousands)
SECURITIES AVAILABLE-FOR-SALE:                                           As of 9/30/99
-----------------------------                   ----------------------------------------------------------------------
                                                   Amortized         Gross                 Gross
                                                    Cost        Unrealized Gains     Unrealized Losses       Fair Value
                                                   ---------    ----------------     -----------------       ----------
U.S. Treasury securities                           $  1,001            $  1                 $-0-             $  1,002
U.S. government agencies                             30,056              69                  -0-               30,125
State and municipal securities                          545               1                  -0-                  546
Mortgage-backed securities                           23,065              12                  221               22,856
Assets-backed securities                             18,901               6                  244               18,663
Federal Home Loan Bank stock                          6,766             -0-                  -0-                6,766
Corporate bonds                                      35,133             525                  334               35,324
                                                   --------            ----                 ----            ---------
     Total                                         $115,467            $614                 $799             $115,282
                                                   ========            ====                 ====             ========

                                                                         (In thousands)
SECURITIES AVAILABLE-FOR-SALE:                                           As of 12/31/98
-----------------------------                   ----------------------------------------------------------------------
                                                   Amortized          Gross                 Gross
                                                     Cost        Unrealized Gains     Unrealized Losses     Fair Value
                                                  ----------     ----------------     -----------------     ----------
U.S. Treasury securities                           $  2,005          $    9                 $-0-             $  2,014
U.S. government agencies                            102,524             496                  -0-              103,020
State and municipal securities                       21,974             343                  -0-               22,317
Mortgage-backed securities                           31,754             676                    5               32,425
Assets-backed securities                              8,264               8                   52                8,220
Federal Home Loan Bank stock                          5,991             -0-                  -0-                5,991
Commercial paper                                     29,950             -0-                    5               29,945
Corporate bonds                                      35,415             630                   49               35,996
                                                   --------          ------                 ----             --------
     Total                                         $237,877          $2,162                 $111             $239,928
                                                   ========          ======                 ====             ========

                                                                         (In thousands)
SECURITIES HELD-TO-MATURITY:                                             As of 9/30/99
-----------------------------                   ----------------------------------------------------------------------
                                                   Carrying          Gross                 Gross            Estimated
                                                    Value       Unrealized Gains     Unrealized Losses      fair value
                                                   --------     ----------------     -----------------      ----------
U.S. Treasury securities                           $ 25,003          $  204               $  -0-             $ 25,207
U.S. government agencies                             64,387             181                1,024               63,544
State and municipal securities                       69,255           1,545                1,626               69,174
Mortgage-backed securities                          206,650             267                3,056              203,861
Assets-backed securities                             19,998             -0-                  245               19,753
Corporate bonds                                      51,515              34                1,394               50,155
                                                   --------          ------               ------             --------
     Total                                         $436,808          $2,231               $7,345             $431,694
                                                   ========          ======               ======             ========

                                                                         (In thousands)
                                                                         As of 12/31/98

                                                   Carrying         Gross                 Gross              Estimated
                                                    Value       Unrealized Gains     Unrealized Losses       Fair Value
                                                   --------     ----------------     -----------------      ----------
U.S. Treasury securities                           $ 26,026          $  578                 $-0-             $ 26,604
U.S. government agencies                             54,426             819                  -0-               55,245
State and municipal securities                       61,495           3,144                   32               64,607
Mortgage-backed securities                          229,553           3,552                  323              232,782
Corporate bonds                                      46,656             884                  -0-               47,540
                                                   --------          ------                 ----             --------
     Total                                         $418,156          $8,977                 $355             $426,778
                                                   ========          ======                 ====             ========


SECURITIES PORTFOLIO MATURITY DISTRIBUTION:                                        (In thousands)
                                                                                    As of 9/30/99
                                                  ----------------------------------------------------------------------------
                                                                    After 1 But     After 5 But
SECURITIES AVAILABLE-FOR-SALE:                    Within 1 Yr       Within 5 Yrs    Within 10Yrs        Over 10Yrs     Total
-----------------------------                     -----------       ------------    ------------        ----------     -----
U.S. Treasury securities                            $ 1,002          $   -0-          $   -0-            $  -0-       $  1,002
U.S. government agencies                             30,125              -0-              -0-               -0-         30,125
State and municipal securities                          546              -0-              -0-               -0-            546
Mortgage-backed securities*                             414            3,220            5,641            13,581         22,856
Assets-backed securities*                               -0-            8,913            9,750               -0-         18,663
Federal Home Loan Bank stock                          6,766              -0-              -0-               -0-          6,766
Corporate bonds                                         -0-           30,729            4,595               -0-         35,324
                                                    -------          -------          -------           -------       --------
     Total                                          $38,853          $42,862          $19,986           $13,581       $115,282
                                                    =======          =======          =======           =======       ========


                                                                           (In thousands)
                                                                           As of 9/30/99
                                                  ----------------------------------------------------------------------------
                                                                    After 1 But     After 5 But
SECURITIES HELD-TO-MATURITY:                      Within 1 Yr       Within 5 Yrs    Within 10Yrs        Over 10Yrs     Total
---------------------------                       -----------       ------------    ------------        ----------     -----
U.S. Treasury securities                            $25,003         $    -0-         $    -0-          $    -0-       $ 25,003
U.S. government agencies                             29,326           35,061              -0-               -0-         64,387
State and municipal securities                        1,315            9,145           23,798            34,997         69,255
Mortgage-backed securities*                             -0-           19,943           78,852           107,855        206,650
Assets-backed securities*                               -0-           19,998              -0-               -0-         19,998
Corporate bonds                                         -0-           46,476            5,039               -0-         51,515
                                                    -------         --------         --------          --------       --------

     Total                                          $55,644         $130,623         $107,689          $142,852       $436,808
                                                    =======         ========         ========          ========       ========

* The mortgage-backed securities and assets-backed securities reflect stated maturities and not anticipated prepayments.

LOANS

     The Bank experienced good loan growth in the first nine months of 1999. Total gross loans increased $214.9 million or 21.9% to $1,196.4 million at September 30, 1999, from $981.5 million at year-end 1998. Commercial real estate loans, which increased by $142.4 million, accounted for most of the growth. Commercial loans and residential real estate loans grew by $46.8 million and $21.3 million, respectively.

     During the third quarter of 1999, total gross loans gained $118.9 million, of which, $83.6 million came from commercial real estate loans. The Company purchased 23 seasoned commercial real estate loans with floating rates totaling $68 million from a major bank. All of the commercial properties securing these loans are located in California. Additionally, the favorable economic conditions and strong real estate market in the Company's marketplace increased the demand for the commercial real estate loans. These loans are primarily secured by the first deeds of trust of the respective commercial properties, including shopping centers, retail shops, office buildings, multiple-unit apartments, hotels, motels and warehouses. The Company's underwriting policy for commercial real estate loans generally requires that the loan-to-ratio at the time of origination not exceed 70% of the appraised value of the property. Commercial loans increased $28.0 million and residential real estate loans rose $6.0 million. The growth of residential real estate loans slowed down mainly attributable to increased interest rates. The following table sets forth the classification of loans by type and mix as of the dates indicated:


                                                                                  (In thousands)
TYPES OF LOANS:                                                      AS OF 9/30/99                  AS OF 12/31/98
---------------                                            ------------------------------    ---------------------------
                                                                AMOUNT        PERCENTAGE        AMOUNT        PERCENTAGE
                                                           -------------     ------------    ------------    -----------
Commercial loans                                              $  417,341         35.5%          $370,539         38.5%
Commercial real estate loans                                     498,999         42.5            356,608         37.1
Residential real estate loans                                    205,504         17.5            184,158         19.2
Real estate construction loans                                    47,403          4.1             40,738          4.2
Installment loans                                                 26,817          2.3             29,165          3.0
Other loans                                                          317          0.0                269          0.1
                                                           -------------                     ------------

  Total loans - gross                                          1,196,381                         981,477
Allowance for loan losses                                        (18,584)        (1.6)           (15,970)        (1.7)
Unamortized deferred loan fees                                    (3,488)        (0.3)            (3,631)        (0.4)
                                                           --------------    ------------    ------------    -----------

  Total loans - net                                           $1,174,309         100.0%         $961,876         100.0%
                                                           ==============     ===========    ============    ===========

     Recently, there have been signs of improvement in Asian economic conditions. Management continues to believe that the Company's financial condition and results of operations have not been adversely impacted by the Asian economy and does not consider the Company's loan portfolio to have direct exposure to transfer risk.

RISK ELEMENTS OF THE LOAN PORTFOLIO

NON-PERFORMING ASSETS

     Non-performing assets include loans past due 90 days or more and still accruing interest ("loans past due 90 days"), non-accrual loans, and OREO. The Company's non-performing assets increased $493,000 to $28.7 million as of September 30, 1999, compared with $28.2 million at year-end 1998. The slight increase resulted from increases of $1.8 million in loans past due 90 days and $522,000 in non-accrual loans which were offset by a reduction of $1.8 million in OREO. Included in loans past due 90 days were four credits totaling $4.6 million which were in escrow due to technical problems at the end of the third quarter of 1999. Of which, $4.2 million were assumed by a different entity and $401,000 were paid off on October 4, 1999. As a percentage of total loans plus OREO, non-performing assets decreased to 2.38% at September 30, 1999 compared with 2.85% at year-end 1998.

     The following table presents the breakdown of non-performing assets by categories as of the dates indicated:

                                                                                         (In thousands)
NON-PERFORMING ASSETS:                                                         AS OF 9/30/99         AS OF 12/31/98
                                                                               -------------         --------------
Accruing loans past due 90 days or more                                           $  6,501              $  4,683
Non-accrual loans                                                                   13,612                13,090
                                                                                  --------              --------
  Total non-performing loans                                                        20,113                17,773
Real estate acquired in foreclosure                                                  8,607                10,454
                                                                                  --------              --------
  Total non-performing assets                                                      $28,720               $28,227
                                                                                   =======               =======

Accruing troubled debt restructurings                                                4,606                 4,642
Non-performing assets as a percentage of total loans plus OREO                       2.38%                 2.85%

     The non-accrual loans of $13.6 million at September 30, 1999 consisted mainly of $7.0 million in commercial loans and $5.9 million in commercial real estate loans. The following tables present the type of properties securing the loans and the type of businesses the borrowers engaged in under commercial real estate and commercial non-accrual loan categories as of the dates indicated:

                                                                              (In thousands)
                                                                  9/30/99                         12/31/98
                                                       -----------------------------       ----------------------------
                                                                        NON-ACCRUAL LOAN BALANCE
                                                       ----------------------------------------------------------------
                                                        COMMERCIAL                       COMMERCIAL
Type of property:                                       REAL ESTATE     COMMERCIAL       REAL ESTATE         COMMERCIAL
                                                        -----------     ----------       -----------         ----------
Single/multi-family residence                             $    519           $ 1,021         $    348           $ 1,052
Commercial                                                   5,149             5,377            5,533             2,613
Motel                                                          -0-                30            1,501                30
Land                                                           186               -0-              -0-               -0-
UCC                                                            -0-               145              -0-               -0-
TCD                                                            -0-               -0-              -0-               696
Others                                                         -0-               -0-              -0-                93
Unsecured                                                      -0-               463              -0-               -0-
                                                        ----------         ---------       ----------        ----------

  Total                                                   $  5,854          $  7,036         $  7,382          $  4,484
                                                        ==========         =========       ==========        ==========

                                                                              (In thousands)
                                                                  9/30/99                         12/31/98
                                                       -----------------------------       ----------------------------
                                                                        NON-ACCRUAL LOAN BALANCE
                                                       ----------------------------------------------------------------
                                                        COMMERCIAL                       COMMERCIAL
Type of business:                                       REAL ESTATE     COMMERCIAL       REAL ESTATE         COMMERCIAL
                                                        -----------     ----------       -----------         ----------
Real estate development                                  $     186         $     362        $     451         $     187
Real estate management                                       4,395               -0-            3,903                35
Wholesale                                                      209             1,012              209             1,021
Retail                                                         -0-                 2              -0-                38
Food/Restaurant                                                -0-               962              -0-             1,008
Import                                                         289             3,175              -0-               918
Motel                                                          431               -0-            1,315               -0-
Investments                                                    344               -0-              375               -0-
Industrial                                                     -0-               285              -0-               310
Clothing                                                       -0-               -0-              348               161
Trading                                                        -0-               460              -0-               -0-
Others                                                         -0-               778              781               806
                                                        ----------         ---------        ---------         ---------

  Total                                                   $  5,854          $  7,036         $  7,382          $  4,484
                                                        ==========         =========        =========         =========

     From the tables above, under the September 30, 1999 commercial real estate loan category, the balance of $5.1 million in commercial loans represents five credits, 94% of which were secured by first trust deeds on commercial buildings and warehouses.

     Under the September 30, 1999 commercial loan category, the balance of $5.4 million was comprised of 17 credits, a majority of which are less than $200,000 each. The collateral on these credits include first, second and third trust deeds on commercial buildings and warehouses.

     Troubled debt restructurings stayed approximately the same at $4.6 million as of September 30, 1999 and at year-end 1998. Of the $4.6 million restructured loans, $1.9 million were current under their revised terms and $2.7 million were past due 30 to 89 days.

     On September 30, 1999, the company had $25.2 million of loans, which were considered impaired including $14.4 million of commercial loans and $10.7 million of commercial real estate loans, compared to $22.0 million of impaired loans at December 31, 1998.

     There were no loan concentrations to multiple borrowers in similar activities, which exceeded 10% of total loans as of September 30, 1999.

OTHER REAL ESTATE OWNED

     The Company's OREO, net of a valuation allowance of $715,000, was carried at $8.6 million as of September 30, 1999, compared with OREO, net of a valuation allowance of $494,000, being carried at $10.5 million at year-end 1998.

     During the nine month period ended September 30, 1999, the Company acquired two properties in the amount of $1.1 million and disposed of 15 properties totaling $2.4 million with a net gain of $660,000. As of September 30, 1999 the Company owned 11 OREO properties, which include land, commercial buildings and condominiums, all of which are located in Southern California.

     The Company maintains a valuation allowance for OREO properties in order to reduce the carrying value of OREO to the estimated fair value of the properties. Periodic evaluation is performed on each property and a corresponding adjustment is made to the valuation allowance, if necessary. Any decline in value is recognized by a corresponding increase to the valuation allowance in the current period. Management provided approximately $298,000 to the provision for OREO losses in the first nine months of 1999.

     The Company recognized net income of $560,000 from operating its OREO properties. In addition to the $660,000 net gains on sales of OREO properties, the Company received $430,000 in rental income. These amounts were partially offset by operating expenses of $232,000 and the provision for OREO losses of $298,000.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses amounted to $18.6 million or 1.55% of total loans as of September 30, 1999, compared with $16.0 million or 1.63% of total loans at year-end 1998.

     The Company's provision for loan losses was $3.2 million in the first nine months of 1999, compared with $2.7 million for the same period of 1998. Management believes the increase was prudent to cover additional inherent risk from the overall increase of the Company's loan portfolio and from the increases in commercial real estate loans and commercial loans. The charge-offs of $1.7 million in the first nine months of 1999 were primarily commercial and commercial real estate loans and the recoveries of $1.2 million were basically from commercial loans. The following table presents information relating to the allowance for loan losses for the periods indicated:


ALLOWANCE FOR LOAN LOSSES:                                                             (In thousands)
                                                                            NINE MONTHS ENDED       YEAR ENDED
                                                                                9/30/99              12/31/98
                                                                            -----------------       ----------
Balance at beginning of period                                                   $15,970               $15,379
Provision for loan losses                                                          3,150                 3,600
Loans charged-off                                                                 (1,704)               (3,519)
Recoveries of charged-off loans                                                    1,168                   510
                                                                                --------             ---------
Balance at end of period                                                         $18,584               $15,970
                                                                                 =======               =======

Average loans outstanding during the period                                   $1,049,635              $907,639
Ratio of net charge-offs to average loans
  outstanding during the period (annualized)                                        0.07%                 0.33%
Provision for loan losses to average loans
  outstanding during the period (annualized)                                        0.40%                 0.40%
Allowance to non-performing loans at period-end                                    92.40%                89.86%
Allowance to total loans at period-end                                              1.55%                 1.63%


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

     Based on the Company's evaluation process and the methodology to determine the level of the allowance for loan losses mentioned previously, management believes the allowance level as of September 30, 1999 to be adequate to absorb estimable and probable losses identified through its analysis.

INVESTMENTS IN REAL ESTATE

     At the end of the first quarter of 1999, the Company invested $15 million for an approximate 40% limited partnership interest in a partnership that was formed to invest in multi-family housing in California that will qualify for Federal and/or State low income housing tax credits.

     During the second quarter of 1999, the Company entered into an agreement to purchase a 99.9% interest in a California limited partnership as a limited partner. The purpose of the partnership is to construct and operate a housing project consisting of 102 residential units for seniors. The total investment for the Bank is approximately $5.3 million. During the second quarter of 1999, the Bank made its initial contribution for $265,000 upon execution of the agreement. In September 1999, the Bank made its first contribution of $1.1 million.

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

DEPOSITS

     Total deposits grew $86.0 million or 5.5% from $1,560.4 million at year-end 1998 to $1,646.4 million at September 30, 1999. As interest rate spread widened between time deposits over $100,000 ("Jumbo CD's") and other interest-bearing deposits, Jumbo CD's continued to grow faster than other types of deposits. Jumbo CD's increased $73.6 million during the first nine months of 1999 while core deposits, defined as total deposits minus Jumbo CD's and brokered deposits, only added $12.4 million. The ratio of core deposits to total deposits decreased from 60.32% at year-end 1998 to 57.92% at September 30, 1999. However, the Bank introduced a new tiered money market account in October 1999 which is expected to help the growth of money market deposits. As of November 4, 1999, the balance of the new tiered money market account totaled $1.7 million. The Company had no brokered deposits as of September 30, 1999.

     Average total deposits grew $152.7 million or 10.4% from $1,467.4 million to $1,620.1 million comparing the first nine months of 1998 and 1999. Average Jumbo CD's grew $86.2 million and average core deposits grew $66.5 million with the most increase in average demand deposits of $45.3 million.

     Quarterly, average total deposits increased $130.2 million from $1,488.0 million to $1,618.2 million between the third quarter of 1998 and 1999. Approximately 78% of the quarterly increase in average deposits came from Jumbo CD's which added $101.8 million.

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

     The following tables display the deposit mix as of the dates and for the periods indicated:

                                                                (In thousands)
                                                 AS OF 9/30/99                    AS OF 12/31/98
                                         -----------------------------     ---------------------------
TYPES OF DEPOSITS:                          AMOUNT        PERCENTAGE           AMOUNT      PERCENTAGE
                                         -----------      ----------        -----------    ----------
Demand                                   $   193,078         11.7%         $   178,068       11.4%
NOW accounts                                 117,963          7.2              114,982        7.4
Money market accounts                         98,181          6.0              113,869        7.3
Savings deposits                             208,418         12.6              207,365       13.3
Time deposits under $100,000                 336,030         20.4              326,968       20.9
Time deposits of $100,000 or more            692,778         42.1              619,150       39.7
                                         -----------       --------        -----------     ---------
  Total deposits                          $1,646,448         100.0%         $1,560,402      100.0%
                                         ===========       ========        ===========     =========

                                                                (In thousands)
                                                 3RD QTR, 1999                    3RD QTR, 1998
                                         -----------------------------     ---------------------------
AVERAGE DEPOSITS:                           AMOUNT        PERCENTAGE           AMOUNT      PERCENTAGE
                                         -----------      ----------        -----------    ----------
Demand                                    $  186,470         11.5%          $  168,997       11.4%
NOW accounts                                 117,386          7.2              111,879        7.5
Money market accounts                         91,885          5.7               96,754        6.5
Savings deposits                             205,202         12.7              206,018       13.9
Time deposits under $100,000                 334,401         20.7              323,341       21.7
Time deposits of $100,000 or more            682,829         42.2              580,995       39.0
                                         -----------       --------        -----------     ---------
  Total deposits                          $1,618,173        100.0%          $1,487,984      100.0%
                                         ===========       ========        ===========     =========

                                                                (In thousands)
                                                  YTD 9/30/99                      YTD 9/30/98
                                         -----------------------------     ---------------------------
AVERAGE DEPOSITS:                           AMOUNT        PERCENTAGE           AMOUNT      PERCENTAGE
                                         -----------      ----------        -----------    ----------
Demand                                    $  209,621         12.9%          $  164,362       11.2%
NOW accounts                                 115,947          7.2              112,017        7.6
Money market accounts                         98,700          6.1               95,762        6.6
Savings deposits                             205,538         12.7              205,421       14.0
Time deposits under $100,000                 334,219         20.6              320,002       21.8
Time deposits of $100,000 or more            656,094         40.5              569,856       38.8
                                         -----------       --------      ------------------------

  Total deposits                          $1,620,119        100.0%          $1,467,420      100.0%
                                         ===========       ========        ===========     =========

CAPITAL RESOURCES

     Stockholders' equity amounted to $172.8 million or 9.18% of total assets as of September 30, 1999, compared with $156.7 million or 8.80% of total assets at year-end 1998. The increase of $16.1 million or 10.3% in stockholders' equity was primarily from an addition of $21.6 million from net income less dividends paid of $5.4 million, and $1.2 million from issuance of additional common shares through the Dividend Reinvestment Plan. These amounts were partially offset by an increase of $1.3 million in the net unrealized holding losses on securities available-for-sale, net of tax.

     The Company declared a cash dividend of $0.175 per common share in January 1999 on 8,988,760 shares outstanding and a cash dividend of $0.21 per common share in April, July and October 1999, respectively, on 8,998,412 shares, 9,010,829 shares and 9,022,318 shares outstanding, respectively. Total cash dividends paid in 1999, including the $1.9 million paid in October 1999, amounted to $7.3 million.

     Management seeks to retain the Company's capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

     Despite slight decreases in the tier 1 and total capital ratios, the Company and the Bank's regulatory capital continued to well exceed the regulatory minimum requirements on September 30, 1999. The decrease in capital ratios was primarily attributable to increases in loans, which were 100% risk-weighted. The capital ratios of the Bank place it in the "well capitalized" category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0% and Tier 1 leverage capital ratio equal to or greater than 5.0%.

     The following tables present the Company and the Bank's capital and leverage ratios as of September 30, 1999 and December 31, 1998:

                                                                          (In thousands)
                                                                            COMPANY
                                                     ---------------------------------------------------------
                                                            AS OF 9/30/99                 AS OF 12/31/98
                                                     --------------------------      -------------------------
                                                       BALANCE       PERCENTAGE        BALANCE      PERCENTAGE
                                                     ----------      ----------      ----------     ----------
Tier 1 capital (to risk-weighted assets)             $  164,824(1)     11.06%       $  146,874(2)    11.44%
Tier 1 capital minimum requirement                       59,637         4.00            51,372        4.00
                                                     ----------        -----        ----------       -----
  Excess                                             $  105,187         7.06%       $   95,502        7.44%
                                                     ==========        =====        ==========       =====

Total capital (to risk-weighted assets)              $  183,408(1)     12.30%       $  162,844(2)    12.68%
Total capital minimum requirement                       119,274         8.00           102,744        8.00
                                                     ----------        -----        ----------       -----
  Excess                                             $   64,134         4.30%       $   60,100        4.68%
                                                     ==========        =====        ==========       =====

Risk-weighted assets                                 $1,490,930                     $1,284,296
Tier 1 capital (to average assets)
     - Leverage ratio                                $  164,824(1)      9.13%       $  146,874(2)     8.45%
Minimum leverage requirement                             72,254         4.00            69,508        4.00
                                                     ----------        -----        ----------       -----
  Excess                                             $   92,570         5.13%       $   77,366        4.45%
                                                     ==========        =====        ==========       =====
Total average assets                                 $1,806,342                     $1,737,710

                                                                          (In thousands)
                                                                                BANK
                                                     ---------------------------------------------------------
                                                            AS OF 9/30/99                 AS OF 12/31/98
                                                     --------------------------      -------------------------
                                                       BALANCE       PERCENTAGE        BALANCE      PERCENTAGE
                                                     ----------      ----------      ----------     ----------
Tier 1 capital (to risk-weighted assets)              $  158,706(1)     10.65%       $  141,834(2)     11.04%
Tier 1 capital minimum requirement                        59,636         4.00            51,372         4.00
                                                     -----------        -----        ----------        -----
  Excess                                              $   99,070         6.65%       $   90,462         7.04%
                                                     ===========        =====        ==========        =====

Total capital (to risk-weighted assets)               $  177,290(1)     11.89%       $  157,804(2)     12.29%
Total capital minimum requirement                        119,272         8.00           102,744         8.00
                                                     -----------        -----        ----------        -----
  Excess                                              $   58,018         3.89%       $   55,060         4.29%
                                                     ===========        =====        ==========        =====

Risk-weighted assets                                  $1,490,901                     $1,284,296
Tier 1 capital (to average assets)
     - Leverage ratio                                 $  158,706(1)      8.79%       $  141,834(2)      8.16%
Minimum leverage requirement                              72,253         4.00            69,508         4.00
                                                     -----------        -----        ----------        -----
  Excess                                              $   86,453         4.79%       $   72,326         4.16%
                                                     ===========        =====        ==========        =====

Total average assets                                  $1,806,337                     $1,737,709

1 Excluding the unrealized holding losses on securities available-for-sale of $107,000, and goodwill of $8,083,000.
2 Excluding the unrealized holding gains on securities available-for-sale of $1,189,000, and goodwill of $8,590,000.

LIQUIDITY AND MARKET RISK

LIQUIDITY

     The Company's principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans and advances from Federal Home Loan Bank. The Company's liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) decreased from 46.04% at year-end 1998 to 35.69% at September 30, 1999 primarily due to decreases in securities maturing within one year and other marketable securities.

     To supplement its liquidity needs, the Bank maintains a total credit line of $45 million for Federal funds with three correspondent banks, a repo line of $110 million with three brokerage firms and a retail certificate of deposit line of five percent of total deposits with another brokerage firm. The Bank is also a shareholder of Federal Home Loan Bank (FHLB) which enables the Bank to have access to lower cost FHLB financing when necessary. The Bank obtained non-callable advances from FHLB totaling $30 million in the third quarter of 1998 at fixed interest rates. In connection with the Company's preparation of Year 2000 readiness, the Company obtained an additional $20 million Year 2000 liquidity commitment from FHLB in July 1999.

     The Company had significant portion of its time deposits maturing within one year or less as of September 30, 1999. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Company's marketplace. However, based on its historical runoff experience, the Company expects the outflow will be minimal and can be replenished through its normal growth in deposits.

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

     The interest rate sensitivity analysis measures the Company's exposure to differential changes in interest rates between assets and liabilities. This analysis details the expected maturity and repricing opportunities mismatch or sensitivity gap between interest-earning assets and interest-bearing liabilities over a specified timeframe. A positive gap exists when rate sensitive assets which reprice over a given time period exceed rate sensitive liabilities. During periods of increasing interest rates, net interest margin may be enhanced with a positive gap. A negative gap exists when rate sensitive liabilities which reprice over a given time period exceed rate sensitive assets. During periods of increasing interest rates, net interest margin may be impaired with a negative gap. As of September 30, 1999, the Company was asset sensitive with a cumulative gap ratio of a positive 17.18% within three months, and liability sensitive with a cumulative gap ratio of a negative 10.71% within one year. This compared with a positive 15.61% within three months, and a negative 11.48% within one year at year-end 1998.

     Since interest rate sensitivity analysis does not measure the timing differences in the repricing of asset and liabilities, the Company uses a simulation model to quantify the extent of the differences in the behavior of the lending and funding rates, so as to project future earnings or market values under alternative interest scenarios.

     The simulation measures the volatility of net interest income and net portfolio value (defined as net present value of assets and liabilities) under immediate rising or falling interest rate scenarios in 100 basis point increments. The Company establishes a tolerance level in its policy to define and limit interest income volatility to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. When the tolerance level is met or exceeded, the Company then seeks corrective action after considering, among other things, market conditions, customer reaction and the estimated impact on profitability. As of September 30, 1999, the Company's interest income volatility was within the Company's established tolerance level.

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

     5. IMPLEMENTATION: This phase began shortly after the validation phase. The Company is progressing through the implementation phase by determining the necessary remedial actions and establishing timelines for alternative actions with respect to third-party vendors, service providers or borrowers who are not yet Y2K compliant. The Company believes its material operations are Y2K compliant as of September 30, 1999.

COSTS TO ADDRESS THE COMPANY'S Y2K ISSUES

     The total cost of the Company's plan to address the Y2K issues is currently estimated to be $750,000 which includes allocated human resource expense and hardware and software upgrades. Hardware and software upgrades will be depreciated over their useful lives in accordance with the Company's policy. All other costs, including human resources, system testings, consulting services, training and any other contingency expenses will be expensed as incurred. The Company is funding these costs through operating cash flows, and does not expect such costs to have a material adverse effect on the Company's financial condition or results of operations. The amount expensed as of October 20, 1999 was approximately $664,000.

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

THE COMPANY'S CONTINGENCY PLANS

     As a precautionary measure, the Company has formed a Y2K contingency team to address key functions of the Company and to determine alternate resources and procedures should the normal business operations fail. The Company cannot, at this time, determine whether the consequences of any Y2K failure will have a material impact on the Company's operations, liquidity or financial condition. The contingency plan covers critical dates in 1999 and 2000. The contingency procedures have been tested and will continue to be revised based upon the test results. These procedures have been validated by the Company's Internal Audit Department, reviewed by senior management and presented to the Board of Directors. The contingency plan has met the expected timeline for completion of June 30, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information concerning market risk, see "Liquidity and Market Risk -Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations above on pages 20 and 21.

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

     During the third quarter of 1999, there were no reportable events.

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

                                          Cathay Bancorp, Inc.
                                          ------------------------------
                                          (Registrant)

Date:  November 10, 1999                  By /s/ DUNSON K. CHENG
       ----------------------             ------------------------------
                                          Dunson K. Cheng
                                          Chairman and President






Date:  November 10, 1999                  By /s/ ANTHONY M. TANG
       ----------------------             ------------------------------
                                          Anthony M. Tang
                                          Chief Financial Officer