Form 10-K405
period 1999-12-31
CATHAY BANCORP INC
filed 2000-03-29
CIK 861842

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the fiscal year ended                   December 31, 1999
                          -----------------------------------------------------


[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


Commission file number                               0-18630
                      ---------------------------------------------------------

                              CATHAY BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                     95-4274680
------------------------------------  -----------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


                777 North Broadway, Los Angeles, California 90012
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:         (213) 625-4700
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
------------------------------        -----------------------------------------
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

                    [ X ]    Yes                [   ]    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 3, 2000 was $306,968,592 (computed on the basis of $42.00 per share, which was the last sale price of the Company's Common Stock reported by the Nasdaq National Market on March 3, 2000).*

     The number of shares outstanding of each of the Registrant's classes of Common Stock as of March 3, 2000: Common Stock, $.01 par value - 9,044,624 shares


                       DOCUMENTS INCORPORATED BY REFERENCE


- Portions of Registrant's definitive proxy materials relating to its 2000 Annual Meeting of Stockholders, as filed, are incorporated by reference into Part III.

- Portions of Registrant's Annual Report to Stockholders for the Year Ended December 31, 1999 (referred to below as "Annual Report to Stockholders") are incorporated by reference into Parts I, II and IV.











-----------------
* Estimated solely for the purposes of this cover page. The market value of shares held by the Company's directors, officers and Employee Stock Ownership Plan have been excluded.

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

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES


                             BUSINESS OF THE COMPANY
GENERAL

     Cathay Bancorp, Inc. (the "Company") is a business corporation organized under the laws of the State of Delaware on March 1, 1990. The only office of the Company, and its principal place of business, is located at the main office of Cathay Bank (the "Bank" or "Cathay Bank") at 777 North Broadway, Los Angeles, California 90012. The telephone number is (213) 625-4700.

     The Company was organized for the purpose of becoming the holding company of Cathay Bank, a California-chartered bank. The Company's sole current business activity is to hold all of the outstanding stock of Cathay Bank. In the future, the Company may become an operating company or acquire savings institutions, banks or companies engaged in bank-related activities and may engage in or acquire such other businesses or activities as may be permitted by applicable law.

     On December 10, 1999, Cathay Bank assumed approximately $80.6 million of the deposits of, and purchased approximately $84.1 million of the assets of, New York-based Golden City Commercial Bank. Please see Note 2 to the Consolidated Financial Statements on page 46 of the Annual Report to Stockholders which is incorporated herein by reference.

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

     Cathay Bank's main office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. In addition, the Bank has 11 branch offices located in the cities of Monterey Park, Alhambra, City of Industry, Westminster, San Gabriel, Torrance, Cerritos, Irvine and Diamond Bar in Southern California, six branch offices located in the cities of San Jose, Oakland, Cupertino, Fremont, Millbrae and Richmond in Northern California, two branch offices located in the cities of Flushing and New York in the State of New York and one loan production office in Houston, Texas. Cathay Bank's primary market area is defined by its Community Reinvestment Act (CRA) delineation which includes the contiguous areas surrounding each of the Bank's branch offices. It is the Bank's policy to reach out and actively offer services to low and moderate income groups in the delineated branch service areas. Many of the Bank's employees speak both English and one or more Chinese dialects or Vietnamese, and are thus able to serve the Bank's Chinese, Vietnamese and English speaking customers.

     Cathay Bank conducts substantially the same business operations as a typical commercial bank, which is to accept checking, savings, and time deposits, and to make commercial, real estate, personal, home improvement, automobile and other installment and term loans. From time to time, the Bank invests available funds in other interest earning assets, such as U.S. Treasury securities, U.S. government agencies securities, state and municipal securities, mortgage-backed securities, asset-backed securities and corporate bonds. The Bank's services also include letters of credit, wire transfers, spot and forward contracts, traveler's checks, safe deposit, night deposit, social security payment deposit, collection, bank-by-mail, drive-up and walk-up windows, automatic teller machine ("ATM") and other customary bank services. To accommodate those customers who cannot conduct banking businesses during normal banking hours, the Bank has extended its banking hours to include Saturdays for all branches and Sundays for certain branches. In addition, the operations of the drive-up and walk-up facilities are extended past normal banking hours. Beginning in 1999, the Bank launched a program under the name of Cathay Global Investment Services to allow its customers to purchase mutual funds, annuities, equities, bonds and short-term money market instruments offered through BISYS Brokerage Services, Inc.

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

SECURITIES

     Information concerning the carrying value and the maturity distribution and yield analysis of the Bank's securities available-for-sale and securities held-to-maturity portfolios is included on pages 19 through 21 of the Annual Report to Stockholders and is incorporated herein by reference. A summary of the amortized cost and estimated fair value of the Bank's securities by contractual maturity is found in Note 4 to the Consolidated Financial Statements on pages 47 through 49 of the Annual Report to Stockholders, and is incorporated herein by reference.

LOANS

     DISTRIBUTION AND MATURITY OF LOANS. Information concerning loan type and mix, distribution of loans and maturity of loans is included on pages 22 and 23 of the Annual Report to Stockholders and is incorporated herein by reference.

     NON-PERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES. Information concerning non-performing loans, allowance for loan losses, loans charged-off, loan recoveries and other real estate owned is included on pages 24 through 29 and in Notes 5 and 6 to the Consolidated Financial Statements on pages 49 through 51 of the Annual Report to Stockholders and is incorporated herein by reference.

DEPOSITS

     Information concerning types of deposit accounts and average deposits and rates is included on pages 29 through 31 of the Annual Report to Stockholders and is incorporated herein by reference.

RETURN ON EQUITY AND ASSETS

     Information concerning the return on average assets, return on average stockholders' equity, average equity to assets ratio and dividend payout ratio is included on page 13 of the Annual Report to Stockholders and is incorporated herein by reference.

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

CATHAY INVESTMENT COMPANY

     Cathay Investment Company ("CIC") is a wholly owned subsidiary of Cathay Bank that was formed in 1984 to invest in real property. In 1987, CIC opened a branch office in Taipei, Taiwan to promote Taiwanese real estate investments in Southern California. The office in Taipei is located at 146 Sung Chiang Road, Sixth Floor, Suite 3, Taipei, Taiwan, and consists of 1,806 square feet. The lease was renewed for three years from October 5, 1999 to October 4, 2002 for a monthly rent of approximately $3,500 based on the exchange rate in effect at December 31, 1999.

     CIC sold its property located in Garden Grove, California in April, 1999 for $1.05 million with a net gain of $394,000. As of December 31, 1999, CIC did not own any properties.

PREMISES

     The Bank's main corporate office and headquarters branch is located in the Chinatown district of Los Angeles. The offices are in a spacious traditional three-story structure containing 26,527 square feet and constructed of glass and concrete. The Bank owns both the building and the land upon which the building is situated. The main floor currently accomodates a platform area for consumer loans and certain business and commercial real estate loans, a new account area, 24 teller stations (including 16 regular tellers, seven commercial tellers, and one ATM), four pneumatic drive-up teller stations, one walk-up teller station, the branch's operations area and a vault area. The second floor contains executive offices and the Bank's Board Room. The third floor houses the Bank's corporate lending department. Parking for approximately 126 automobiles is provided on three lots adjacent to the Bank's building, two of which are owned by the Bank while the third lot is leased under a 55-year term with a 30-year option commencing in January 1987 at a current monthly rent of approximately $15,000.

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

------------------------------------------------------------------------------------------------------------------------
            Location             Sq. ft.             Purpose                Lease term           Monthly payment
------------------------------------------------------------------------------------------------------------------------
767 N. Hill Street               8,912       Administrative offices      2/98 - 1/01             $8,912
Los Angeles, CA
(Rm 305-306, 308-309,
313-315,320)*
------------------------------------------------------------------------------------------------------------------------
767 N. Hill Street               1,800       Administrative offices      2/98 - 1/01             $1,800
Los Angeles, CA
(Rm 301-302)
------------------------------------------------------------------------------------------------------------------------
16025 E. Gale Avenue             4,483       Hacienda Heights branch     7/99 - 6/04 with one    $5,229
Suite B-1                                    office                      more 5-year option
City of Industry, CA
------------------------------------------------------------------------------------------------------------------------
2010 Tully Road                  4,800       San Jose branch office      3/96 - 4/06 with two    $8,640
San Jose, CA                                                             5-year options**
------------------------------------------------------------------------------------------------------------------------
710 Webster Street Oakland, CA   5,000       Oakland branch office       9/96 - 9/01             $6,000
------------------------------------------------------------------------------------------------------------------------
47998 Warm Springs Blvd.         2,400       Fremont branch office       10/97 - 9/00 with one   $3,613
Fremont, CA                                                              more 3-year option
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
            Location             Sq. ft.             Purpose                Lease term           Monthly payment
------------------------------------------------------------------------------------------------------------------------
15323 Culver Drive               4,450       Irvine branch office        4/89 - 4/09 with two    $6,089
Irvine, CA                                                               5-year options
------------------------------------------------------------------------------------------------------------------------
1095 El Camino Real              3,441       Millbrae branch office      1/00 - 12/04 with one   $7,337
Millbrae, CA                                                             more 5-year option
------------------------------------------------------------------------------------------------------------------------
800 N. Hill Street               8,707       Administrative offices      2/99 - 2/04             $5,105
Los Angeles, CA
------------------------------------------------------------------------------------------------------------------------
43 E. Valley Blvd.               1,976       Valley/Stoneman branch      8/96 - 8/01 with three  $4,412
Alhambra, CA                                 office                      5-year options
------------------------------------------------------------------------------------------------------------------------
3288 Pierce Street               2,535       Berkeley/Richmond branch    10/97 - 10/03 with two  $6,591
Suite D-101                                  office                      5-year options
Richmond, CA
------------------------------------------------------------------------------------------------------------------------
420 W. Valley Blvd.              2,000       Previous Valley/Prospect    2/96 - 2/01 (subleased  $4,193 (sublease
San Gabriel, CA                              branch office               4/1/99 -2/14/01)        rental income $2,500)
------------------------------------------------------------------------------------------------------------------------
1195 S. Diamond Bar Blvd.        2,500       Diamond Bar branch office   9/99 - 9/07             $5,875
Diamond Bar, CA
------------------------------------------------------------------------------------------------------------------------
45 E. Broadway                   6,450       New York Chinatown branch   1/97 - 12/06            $25,500
New York, NY                                 office
------------------------------------------------------------------------------------------------------------------------
10375 Richmond Avenue            1,797       Houston loan production     5/99 - 4/02             $3,414
Suite 1600                                   office
Houston, TX
------------------------------------------------------------------------------------------------------------------------
Room 902-3, 9/F                  700         Hong Kong representative    1/00 - 1/03 with one    $2,000 approximately
Printing House                               office                      2-year option           based on the exchange
6 Duddell Street, Central                                                                        rate in effect at
Hong Kong                                                                                        3/24/00
------------------------------------------------------------------------------------------------------------------------

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

     The Bank currently operates 20 domestic branch offices, one loan production office in Houston, Texas, one branch office of CIC in Taiwan, and one representative office in Hong Kong. Each branch office has loan approval rights subject to the branch manager's authorized lending limits. The Houston loan production office currently does not have loan approval rights. All loans made at the Houston loan production office must be approved by the Loan Committee of the Bank's Board of Directors. Activities of the CIC Taiwan office and Hong Kong representative office are limited to coordinating the transportation of documents to the Bank's main office and performing liaison services. A list of the offices of the Bank and CIC is included on page 68 of the Annual Report to Stockholders and is incorporated herein by reference.

     As of December 31, 1999, the Bank's investment in premises and equipment totaled $25,298,666. See also Note 8 to the Consolidated Financial Statements on page 52 of the Annual Report to Stockholders, which is incorporated herein by reference. On March 17, 2000, the Bank received title to the property which housed the Bank's Flushing branch office at a foreclosure sale. The Bank's investment in the Flushing property totaled approximately $4.2 million.

EXPANSION

     Management of the Bank continues to look for opportunities to expand the Bank's branch network by seeking new branch locations and/or by acquiring other financial institutions to diversify the customer base in order to compete for new deposits and loans, and to be able to serve the customers more effectively.

COMPETITION

     The banking business in California, and specifically in the market areas served by most of Cathay Bank's branch offices, is highly competitive. The Bank competes for deposits and loans with other commercial banks, savings and thrift institutions, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies and other financial and non-financial institutions and entities. In addition, the Bank also competes with other entities (both governmental and private industry) that are seeking to raise capital through the issuance and sale of debt and equity securities. Many of these institutions and entities offer services that are not offered directly by the Bank and have substantially greater financial resources than does the Bank.

     The direction of federal legislation in recent years seems to favor increased competition between different types of financial institutions and to foster new entrants into the financial services market. Competitive conditions are expected to continue to intensify as legislation is enacted which has the effect of dissolving historical barriers that limit participation in certain markets, increasing the cost of doing business for banks, or affecting the competitive balance between banks and other financial and non-financial institutions and entities. Technological factors, such as on-line banking and brokerage services, and economic factors can also be expected to have an ongoing impact on increasingly competitive conditions.

     To compete with other financial institutions in its primary service areas, the Bank relies principally upon local promotional activities, personal contacts by its officers, directors, employees, and stockholders, extended hours on week days, Saturday banking, and in certain locations Sunday banking, an internet website and specialized services. For customers whose loan demands exceed the Bank's lending limit, the Bank has attempted in the past, and intends in the future, to arrange for such loans on a participation basis with correspondent banks. The Bank also assists customers requiring other services not offered by the Bank to obtain such services from its correspondent banks.

     There are approximately 11 Asian-American banks and one other major financial institution in the Bank's headquarters branch area, which compete for California Asian-American customers, as well as other ethnic customers. In addition, banks from the Pacific Rim countries, such as Taiwan, Hong Kong and China continue to open branches in the Los Angeles area, thus increasing the Bank's competition.

EMPLOYEES

     As of December 31, 1999, the Company and Cathay Bank (including CIC) employed approximately 547 persons, including 127 officers. None of the employees are represented by a union. Management believes that its relations with employees are excellent.

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

REGULATORY ENVIRONMENT

     The banking and financial services industry is heavily regulated. Regulations, statutes and policies affecting the industry are frequently under review by Congress and state legislatures, and by the federal and state agencies charged with supervisory and examination authority over banking institutions. Changes in the banking and financial services industry can be expected to occur in the future. Some of the changes may create opportunities for the Company and the Bank to compete in financial markets with less regulation. However, these changes also may create new competitors in geographic and product markets which have historically been limited by law to bank institutions, such as the Bank. Changes in the regulation, statutes or policies that impact the Company and the Bank cannot necessarily be predicted and may have a material adverse effect on their business and earnings.

     The operations of bank holding companies and their subsidiaries are affected by the credit and monetary policies of the Federal Reserve Bank (the "FRB"). An important function of the FRB is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the FRB to implement its objectives are open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets, and the level of inflation. The credit and monetary policies of the FRB will continue to have a significant effect on the Bank and on the Company.

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

     The Board has adopted percentage minimum leverage ratios for banking organizations (including state member banks and bank holding companies). The Company is expected to maintain at least a four percent minimum leverage ratio depending on interest rate risk exposure, asset quality, liquidity, earnings, expansion plans, growth patterns and other relevant factors. The Company was well capitalized as of December 31, 1999 with a leverage ratio of 8.93%.

     The tables presenting the Company and the Bank's risk-based capital and leverage ratios as of December 31, 1999 are included in Note 11 to the Consolidated Financial Statements on page 55 of the Annual Report to Stockholders, which is incorporated herein by reference.

FDIC IMPROVEMENT ACT OF 1991

     In December 1991, the FDICIA was enacted into law. The FDICIA provides for the recapitalization of the Bank Insurance Fund and improved examinations of insured institutions. It prescribes standards for safety and soundness of all insured depository institutions and requires each federal banking agency and the FDIC to take prompt corrective regulatory action to resolve the problems of insured depository institutions that fall below a certain capital ratio.

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

     On December 31, 1992, the bank regulatory agencies adopted uniform regulations relating to real estate loans that require institutions to adopt written real estate policies that are consistent with regulatory guidelines. Those guidelines include maximum loan-to-value ratios for various categories of real estate loans. Institutions are permitted to make loans in excess of such ratios if the loans are supported by other credit factors; however, loans that do not conform to the maximum loan-to-value ratios may not, in the aggregate, exceed the institution's risk-based capital, and non-conforming loans secured by property other than 1-4 family residential property may not, in the aggregate, exceed 30% of risk-based capital.

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

     During 1999 the Company maintained its compliance with the requirements of
Section 112 of FDICIA. Section 112 affects all banks having $150 million or more in assets, and reflects the government's growing concern for legislative reform to strengthen bank accounting, auditing, and internal control oversight. Essentially, it establishes standards for composition of a bank's audit committee; requires assessment of the organization's compliance with designated laws and regulations; mandates documentation and testing of the bank's internal control structure as it relates to financial reporting controls; and compels management's positive report (attested to by the bank's independent auditors) as of the end of each fiscal year, concerning the quality, adequacy and efficiency of the bank's internal controls.

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

     Title II authorized the increase of insurance premiums paid by FDIC-insured institutions. Title VI permitted the acquisition of thrifts by bank holding companies. Title IX enhanced the enforcement authority of all federal banking agencies, including their authority to levy civil money penalties and penalties on criminal offenses, and it also broadened the definition of insiders, to increase the types of persons subject to regulatory action.
Title XI required appraisals used in making credit decision to be written and performed in accordance with generally accepted appraisal standards, as promulgated by the Appraisal Standards Board of the Appraisal Foundation, and to meet federal guidelines. Title XII expanded the recordkeeping requirements of reporting under the Home Mortgage Disclosure Act ("HDMA") to cover race, income and gender; changed the Community Reinvestment Act ("CRA") rating system to a four-tiered rating system, which includes (1) outstanding record of meeting community credit needs; (2) satisfactory record of meeting community credit needs; (3) needs to improve record of meeting community credit needs, and (4) substantial noncompliance in meeting community credit needs. It further required that the CRA rating be publicly disclosed.

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

     As stated above (see "Cathay Investment Company" on page 6 of this report), CIC has sold the Garden Grove property. The Bank is in compliance with these limitations.

INTERSTATE BANKING

     The Federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") was signed into law on September 29, 1994. The Riegle-Neal Act significantly relaxed or eliminated many restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act permitted a bank holding company to acquire banks in states other than its "home state", even if applicable state law would not permit that acquisition. Such acquisitions would continue to require Board approval and would remain subject to certain state laws.

     Effective June 1, 1997, the Riegle-Neal Act permitted interstate mergers of banks, thereby allowing a single, merged bank to operate branches in multiple states. The Riegle-Neal Act allowed each state to adopt legislation to "opt-out" of these interstate merger provisions. Conversely, the Riegle-Neal Act permitted states to "opt in" to the merger provisions of Act prior to their stated effective date, to permit interstate mergers in that state prior to June 1, 1997. The enactment of the California Interstate Banking and Branching Act of 1995 provided for interstate banking and branching in California. This early opt-in legislation, which became effective on October 2, 1995, required out-of-state institutions which did not already own a California bank to acquire an existing whole five-year old bank before establishing a California branch. De novo branching is not permitted. This act revised much of the original California interstate banking law first enacted in 1986 that permitted interstate banking with other states on a reciprocal basis.

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

     The Company constantly seeks to expand its market areas through acquiring other financial institutions or establishing de novo branches in or outside of California as permitted by applicable laws, whenever suitable opportunities present themselves. The Riegle-Neal Act may have the effect of increasing competition by facilitating entry into the California banking market by out of state banks and bank holding companies.

RECENT ACCOUNTING DEVELOPMENTS

     Information concerning recent accounting developments is included in Note 1 to the Consolidated Financial Statements under "Recent Accounting
Pronouncements" on page 46 of the Annual Report to Stockholders and is incorporated herein by reference.

FEDERAL HOME LOAN BANK

     The Federal Home Loan Bank System ("FHL Bank System") consists of twelve district banks ("FHLB") and is supervised by the Federal Housing Finance Board ("FHFB"). Commercial banks, credit unions, savings associations, and certain other insured depository institutions making long-term home mortgage loans are eligible to become members of the FHL Bank System.

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

     The Bank received FHLB membership approval in January 1993, and became a member/stockholder of the FHLB of San Francisco. By becoming a FHLB member, the Bank may have access to a source of low-cost liquidity. To access the credit services offered by the district banks, a member must also become a stockholder of the FHLB in its district. The level of stock ownership is currently governed by the Federal Home Loan Bank Act, and the amount of borrowing is defined by the amount of stock purchased. FHLB stock is purchased and redeemed at par. The Bank's investment in FHLB stock totaled 68,507 shares or $6,850,700 as of December 31, 1999.

     All credits extended by the district bank require full collateralization. Eligible collateral includes residential first mortgage loans on single and multi-family projects, U.S. government and agency securities, deposits in district banks, and certain other real estate related assets permitted by law.

DIVIDENDS

     As a California corporation, Cathay Bank may not pay dividends to the Company in excess of certain statutory limits. As of December 31, 1999, the maximum dividend that Cathay Bank could have declared, subject to regulatory approval, was $55,892,000. The banking regulatory agencies may prohibit a bank from paying dividends to its bank holding company if the agencies determine that such a payment would constitute an unsafe or unsound banking practice.

FINANCIAL SERVICES MODERNIZATION LEGISLATION

     On November 12, 1999 President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Modernization Act"). The Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricts the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged' in specified securities activities. In addition, the Modernization Act also expressly preempts any state law restricting the establishment of financial affiliations, primarily related to insurance. The law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a "Financial Holding Company". "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities of a nature incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     In order for the Company to take advantage of the ability provided by the Modernization Act to affiliate with other financial service providers, it would have to become a "Financial Holding Company." To do so, the Company would have to file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because its insured depository institution subsidiary (the Bank) is well-capitalized and well-managed. In addition, the Federal Reserve must also determine that Cathay Bank, as the insured depository institution subsidiary, has at least a "satisfactory" rating under the Community Reinvestment Act. The Company has not sought to become a Financial Holding Company. The Company will continue to monitor its strategic business plan to determine whether, based on market conditions and other factors, the Company wishes to take steps to use any of the expanded powers provided in the Modernization Act.

     The Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the Modernization Act to the same extent as a national bank. In order to form a financial subsidiary, the Bank must be well-capitalized, and the Bank would be subject to the same capital deduction, risk management and affiliate transaction rules as are applicable to national banks.

     Under the Modernization Act, securities firms and insurance companies that elect to become Financial Holding Companies may acquire banks and other financial institutions. To the extent that the Modernization Act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation.

     The Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Modernization Act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

     The Modernization Act also provides consumers with new protections against the transfer and use of their nonpublic personal information by financial institutions. For example, customers of financial institutions gain new rights to "opt out" of having their personal financial information shared with unaffiliated third parties, subject to certain exceptions. These federal privacy protections do not prohibit state governments from imposing more protective rules, and a variety of such bills are currently pending in the California state legislature.

     Effective January 1, 1999, the FDIC's rules limiting the non-agency activities of state-chartered insured banks and their subsidiaries to those activities permissable to national banks were revised and liberalized, and these rules will likely undergo additional changes under the Modernization Act. Such non-agency activities, including real estate investment and securities activities, are and will continue to be subject to a variety of general and specific safety and soundness restrictions.

     The precise impact of the Modernization Act on the Company and the Bank will not be fully known until the last of the Modernization Act's phased effective dates occurs on November 12, 2004 and until regulatory agencies complete the promulgation of administrative regulations implementing many portions of the Act. The Office of the Comptroller of the Currency, the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of Thrift Supervision issued a joint notice of proposed rulemaking on February 22, 2000 relating to proposed privacy rules under the Modernization Act. It can be expected that state regulatory authorities and/or legislatures may act in response to the Modernization Act.

ITEM 3.      LEGAL PROCEEDINGS

     Management is not currently aware of any litigation that is expected to have material adverse impact on the Company's consolidated financial condition, or the results of operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

     (a)     Market Information

             The information under the caption "Market for Cathay Bancorp, Inc. Stock"on page 38 and under the caption "Additional Information" on page 68 of the Annual Report to Stockholders is incorporated herein by reference.

     (b)     Holders

             As of March 3, 2000, there were approximately 1,800 holders of record of the Company's Common Stock.

     (c)     Dividends

             The information under the captions "Market for Cathay Bancorp, Inc. Stock" on page 38 and "Capital Resources" on page 31 and in Note 11 to the Consolidated Financial Statements on pages 54 through 56 of the Annual Report to Stockholders is incorporated herein by reference.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the captions "Liquidity and Market Risk" and "Interest Rate Sensitivity" on pages 31 through 34 of the Annual Report to Stockholders is incorporated herein by reference.

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

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the caption "Election of Directors" on pages 3 through 7 of the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     The term of office of each officer is from the time of appointment until the next annual organizational meeting of the Board of Directors of Bancorp or Cathay Bank (or action in lieu of a meeting) and until the appointment of his or her successor unless, before that time, the officer resigns or is removed or is otherwise disqualified from serving as an officer of Bancorp or Cathay Bank.

     The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 19 of the Company's Proxy Statement is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

     The information under the captions "Compensation of Directors", "Information Concerning Management Compensation" and "Compensation Committee Interlocks and Insider Participation" on pages 9 through 13 of the Company's Proxy Statement is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The information under the captions "Principal Holders of Securities" on page 3 and "Election of Directors" on pages 3 through 7 of the Company's Proxy Statement is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the captions "Election of Directors" on pages 3 through 7 and "Certain Transactions" on pages 19 and 20 of the Company's Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Documents Filed as Part of this Report

     (a)(1)  Financial Statements

                              Financial Statements
                                       of
                      Cathay Bancorp, Inc. and Subsidiary*

                                                                                   Page No. in
                                                                                  Annual Report
                                                                                  -------------
             Consolidated Statements of Condition
               as of December 31, 1999 and 1998                                          39

             Consolidated Statements of Income and Comprehensive Income
               for each of the years in the 3-year period
               ended December 31, 1999                                                   40

             Consolidated Statements of Changes in Stockholders' Equity
               for each of the years in the 3-year period
               ended December 31, 1999                                                   41

             Consolidated Statements of Cash Flows
               for each of the years in the 3-year period
               ended December 31, 1999                                                   42

             Notes to Consolidated Financial Statements                                43-63

             Independent Auditors' Report of KPMG LLP                                    64

-------------------

     *Parent-only condensed financial information of the Company as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 is included in Note 16 to the Consolidated Financial Statements on pages 61 and 62 of the Annual Report to Stockholders, which is incorporated herein by reference.

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

     10.4 Equity Incentive Plan of the Company. Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.*

     13.1 Certain portions of the Registrant's 1999 Annual Report to Stockholders being incorporated herein by reference.

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

                                           CATHAY BANCORP, INC.



Date:  March 29, 2000                      By:  /s/ Dunson K. Cheng
                                                ------------------------------
                                                Dunson K. Cheng
                                                Chairman and President

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

Signature                                        Title                                  Date
---------                                        -----                                  ----
/s/ Dunson K. Cheng                              President, Chairman of                 March 29, 2000
------------------------------------             the Board and Director
Dunson K. Cheng                                  (principal executive officer)

/s/ Anthony M. Tang                              Executive Vice President,              March 29, 2000
------------------------------------             Chief Financial Officer/
Anthony M. Tang                                  Treasurer and Director
                                                 (principal financial officer)
                                                 (principal accounting officer)

/s/ Ralph Roy Buon-Cristiani                     Director                               March 29, 2000
------------------------------------
Ralph Roy Buon-Cristiani


/s/ Kelly L. Chan                                Director                               March 29, 2000
------------------------------------
Kelly L. Chan


/s/ Michael M.Y. Chang                           Director                               March 29, 2000
------------------------------------
Michael M.Y. Chang


                             [SIGNATURES CONTINUED]

                             [SIGNATURES CONTINUED]

Signature                                        Title                                  Date
---------                                        -----                                  ----
/s/ George T.M. Ching                            Vice Chairman of the                   March 29, 2000
------------------------------------             Board and Director
George T.M. Ching


/s/ Wing K. Fat                                  Director                               March 29, 2000
------------------------------------
Wing K. Fat


/s/ Patrick S.D. Lee                             Director                               March 29, 2000
------------------------------------
Patrick S.D. Lee


/s/ Chi-Hung Joseph Poon                         Director                               March 29, 2000
------------------------------------
Chi-Hung Joseph Poon


/s/ Thomas G. Tartaglia                          Director                               March 29, 2000
------------------------------------
Thomas G. Tartaglia


/s/ Wilbur K. Woo                                Secretary of the Board                 March 29, 2000
------------------------------------             and Director
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

10.4 Equity Incentive Plan of the Company. Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.*

13.1 Certain portions of the Registrant's 1999 Annual Report to Stockholders being incorporated herein by reference.

22.1          Subsidiaries of the Company

23.1          Consent of Independent Auditors

27            Financial Data Schedule

              * Management compensatory plan

(b)           Reports on Form 8-K

              There were no reportable events.