Form 10-Q
period 2000-03-31
CATHAY BANCORP INC
filed 2000-05-15
CIK 861842

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X /       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               -------------------------------------------

                                       OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                -----------------    -----------------

Commission file number 0-18630
                       ---------------------------------------------------

                             CATHAY BANCORP, INC.
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      DELAWARE                              95-4274680
--------------------------------------------------------------------------
     (State of other jurisdiction of incorporation        (I.R.S. Employer
                   or organization)                       Identification No.)

   777 NORTH BROADWAY, LOS ANGELES, CALIFORNIA                  90012
--------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (213) 625-4700
                                                   -----------------------

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes    X     No
                                                    ----       ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $.01 par value, 9,053,791 shares outstanding as of May 5, 2000.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION....................................................................................3

         Item 1.      Financial Statements (unaudited)............................................................3
                      Notes to Condensed Consolidated Financial Statements (unaudited) ...........................7
         Item 2.      Management's Discussion and Analysis of
                         Financial Condition and Results of Operations ...........................................8
         Item 3.      Quantitative and Qualitative Disclosures
                         About Market Risk ......................................................................24

PART II - OTHER INFORMATION .....................................................................................25

         Item 1.      Legal Proceedings..........................................................................25
         Item 2.      Changes in Securities and Use of Proceeds..................................................25
         Item 3.      Defaults upon Senior Securities............................................................25
         Item 4.      Submission of Matters to a Vote of Security Holders........................................25
         Item 5.      Other Information..........................................................................25
         Item 6.      Exhibits and Reports on Form 8-K...........................................................25

SIGNATURES     ..................................................................................................26


                         PART I - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                                  CATHAY BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (In thousands, except share and per share data)
                                            (unaudited)

                                                                             Mar. 31, 2000       Dec. 31, 1999
                                                                         -------------------- -------------------
Cash and due from banks                                                  $             68,868 $            59,081
Federal funds sold and securities purchased under
       agreements to resell                                                            19,500               5,000
                                                                           -------------------  ------------------

       Cash and cash equivalents                                                       88,368              64,081
Securities available-for-sale (amortized cost of
       $161,279 in 2000 and $162,728 in 1999)                                         159,258             160,991
Securities held-to-maturity (estimated fair
       value of $407,578 in 2000 and $416,827 in 1999)                                418,539             426,332
Loans (net of allowance for loan losses of
       $20,333 in 2000 and $19,502 in 1999)                                         1,294,666           1,245,585
Other real estate owned, net                                                            2,403               4,337
Investments in real estate, net                                                        17,058              16,987
Premises and equipment, net                                                            29,462              25,299
Customers' liability on acceptances                                                    17,692              13,721
Accrued interest receivable                                                            12,388              13,150
Goodwill                                                                               10,303              10,559
Other assets                                                                           13,437              14,882
                                                                           -------------------  ------------------

       Total assets                                                      $          2,063,574 $         1,995,924
                                                                           ===================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
       Non-interest bearing demand deposits                              $            204,773 $           195,140
       Interest bearing accounts
            NOW accounts                                                              126,591             121,394
            Money market deposits                                                     112,564              97,821
            Savings deposits                                                          232,906             236,764
            Time deposits under $100                                                  367,647             362,553
            Time deposits of $100 or more                                             727,839             708,064
                                                                           -------------------  ------------------

       Total deposits                                                               1,772,320           1,721,736
Securities sold under agreements to repurchase                                         49,353              46,990
Advances from Federal Home Loan Bank                                                   30,000              30,000
Acceptances outstanding                                                                17,692              13,721
Other liabilities                                                                       8,374               4,368
                                                                           -------------------  ------------------

       Total liabilities                                                            1,877,739           1,816,815

Stockholders' equity
       Preferred stock, $.01 par value; 10,000,000
            shares authorized, none issued                                                 --                  --
       Common stock, $.01 par value; 25,000,000 shares
            authorized, 9,044,685 and 9,033,583 shares issued and
            outstanding in 2000 and 1999, respectively                                     90                  90
       Additional paid-in-capital                                                      64,963              64,529
       Accumulated other comprehensive loss, net                                       (1,171)             (1,006)
       Retained earnings                                                              121,953             115,496
                                                                           -------------------  ------------------

       Total stockholders' equity                                                     185,835             179,109
                                                                           -------------------  ------------------

       Total liabilities and stockholders' equity                        $          2,063,574 $         1,995,924
                                                                           ===================  ==================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CATHAY BANCORP, INC. AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                         (In thousands, except share and per share data)
                                         (unaudited)

                                                                                        1st Qtr             1st Qtr
                                                                                       Mar, 2000           Mar, 1999
                                                                                   ------------------  -------------------
INTEREST INCOME
       Interest on loans                                                        $             28,383 $             20,635
       Interest on securities available-for-sale                                               2,500                3,250
       Interest on securities held-to-maturity                                                 6,297                6,660
       Interest on Federal funds sold and securities
             purchased under agreements to resell                                                201                  964
       Interest on deposits with banks                                                             7                    5
                                                                                   ------------------  -------------------
       Total interest income                                                                  37,388               31,514
                                                                                   ------------------  -------------------
INTEREST EXPENSE
       Time deposits of $100 or more                                                           9,180                7,739
       Other deposits                                                                          5,930                5,089
       Other borrowed funds                                                                      984                1,178
                                                                                   ------------------  -------------------
       Total interest expense                                                                 16,094               14,006
                                                                                   ------------------  -------------------
       Net interest income before provision for loan losses                                   21,294               17,508
       Provision for loan losses                                                               1,050                1,050
                                                                                   ------------------  -------------------
       Net interest income after provision for loan losses                                    20,244               16,458
                                                                                   ------------------  -------------------
NON-INTEREST INCOME
       Securities losses                                                                           -                  (32)
       Letter of credit commissions                                                              524                  486
       Service charges                                                                         1,038                  944
       Other operating income                                                                  1,187                  520
                                                                                   ------------------  -------------------
       Total non-interest income                                                               2,749                1,918
                                                                                   ------------------  -------------------
NON-INTEREST EXPENSE
       Salaries and employee benefits                                                          5,433                4,664
       Occupancy expense                                                                         780                  672
       Computer and equipment expense                                                            667                  621
       Professional services expense                                                             858                  925
       FDIC and State assessments                                                                112                   97
       Marketing expense                                                                         264                  313
       Real estate operations, net                                                                38                 (453)
       Operations of investments in real estate                                                  192                   31
       Other operating expense                                                                   908                  815
                                                                                   ------------------  -------------------
       Total non-interest expense                                                              9,252                7,685
                                                                                   ------------------  -------------------
       Income before income tax expense                                                       13,741               10,691
Income tax expense                                                                             5,387                4,188
                                                                                   ------------------  -------------------
Net Income                                                                                     8,354                6,503
                                                                                   ------------------  -------------------
Other comprehensive income, net of tax:
       Unrealized holding loss arising during the period                                        (165)                (875)
       Less: reclassification adjustment for realized
             loss on securities included in net income                                             -                  (32)
                                                                                   ------------------  -------------------
       Total other comprehensive loss, net of tax                                               (165)                (843)
                                                                                   ------------------  -------------------
Total comprehensive income                                                      $              8,189 $              5,660
                                                                                   ==================  ===================
Net income per common share
       Basic                                                                    $               0.92 $               0.72
       Diluted                                                                  $               0.92 $               0.72
Cash dividends paid per common share                                            $              0.210 $              0.175

Basic average common shares outstanding                                                    9,041,735            8,995,981
Diluted average common shares outstanding                                                  9,051,413            9,001,465

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            CATHAY BANCORP, INC. & SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)
                                       (UNAUDITED)

                                                                              Threen months ended March 31,
                                                                         ----------------------------------------
                                                                                 2000                 1999
    -------------------------------------------------------------------------------------------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                           $           8,354    $            6,503
    Adjustments to reconcile net income to net cash
        provided by operating activities:
             Provision for loan losses                                               1,050                 1,050
             Provision for losses on other real estate owned                            42                    68
             Depreciation                                                              318                   369
             Net gain on sales of other real estate owned                              (98)                 (546)
             Loss on sales and calls of investment securities                            -                    32
             Amortization and accretion of investment
                    security premiums, net                                            (148)                  187
             Amortization of goodwill                                                  256                   169
             Increase in deferred loan fees, net                                       333                     1
             Decrease in accrued interest receivable                                   762                   843
             (Increase) decrease in other assets, net                                1,445                  (797)
             Increase in other liabilities                                           4,006                 2,628
-----------------------------------------------------------------------------------------------------------------
                  Total adjustments                                                  7,966                 4,004
-----------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                         16,320                10,507
-----------------------------------------------------------------------------------------------------------------
    CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of investment securities available-for-sale                          (198,812)             (270,341)
    Proceeds from maturity and call of investment securities available-for-sale    188,134               354,586
    Proceeds from sale of investment securities available-for-sale                  21,562                     -
    Proceeds from repayments of mortgage-backed securities
        available-for-sale                                                           1,207                 3,347
    Purchase of investment securities held-to-maturity                             (11,235)              (45,057)
    Proceeds from maturity and call of investment securities held-to-maturity          160                   300
    Purchase of mortgage-backed securities held-to-maturity                              -               (26,553)
    Proceeds from repayments of mortgage-backed securities held-to-maturity          8,493                24,964
    Net increase in loans                                                          (49,945)              (46,384)
    Purchase of premises and equipment                                              (4,481)                 (377)
    Proceeds from sale of other real estate owned                                    1,471                   959
    Net increase in investments in real estate                                         (71)              (14,949)
-----------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                            (43,517)              (19,505)
-----------------------------------------------------------------------------------------------------------------
    CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in demand deposits, NOW accounts,
        money market and savings deposits                                           25,715                (2,709)
    Net increase in time deposits                                                   24,869                31,875
    Net increase (decrease) in securities sold under agreements to repurchase        2,363               (12,724)
    Cash Dividends                                                                  (1,897)               (1,573)
    Proceeds from shares issued under Dividend Reinvestment Plan                       431                   357
    Proceeds from exercise of stock options                                              3                     -
-----------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                         51,484                15,226
-----------------------------------------------------------------------------------------------------------------
    Increase in cash and cash equivalents                                           24,287                 6,228
    Cash and cash equivalents, beginning of the period                              64,081                81,656
-----------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents, end of the period                         $          88,368    $           87,884
-----------------------------------------------------------------------------------------------------------------
    Supplemental disclosure of cash flow information
        Cash paid during the period for:
             Interest                                                    $          15,875    $           14,059
             Income taxes                                                $           1,124    $            3,300
        Non-cash investing activities:
             Transfers to securities available-for-sale
                within 90 days of maturity                               $          10,254    $              260
             Net change in unrealized holding loss on securities
                available-for-sale, net of tax                           $            (165)   $             (843)
             Transfers to other real estate owned                        $             826    $              995
             Loans to facilitate the sale of other real estate owned     $           1,345  $                  -

See accompanying notes to unaudited condensed consolidated financial statements.

                       CATHAY BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was subsequently amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133".

     SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. As amended by SFAS No. 137, SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The impact of implementing SFAS No. 133 is not expected to be material to the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is given based on the assumption that the reader has access to and read the Annual Report on Form 10-K for the year ended December 31, 1999 of Cathay Bancorp, Inc. ("Bancorp") and its subsidiary Cathay Bank ("the Bank"), together ("the Company" or "we").

     The following discussion includes forward-looking statements regarding management's beliefs, projections and assumptions concerning future results and events. These forward-looking statements may, but do not necessarily, also include words such as "believes", "expects", "anticipates", "intends", "plans", "estimates" or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, adverse developments or conditions related to or arising from expansion into new market areas, fluctuations in interest rates, demographic changes, increases in competition, deterioration in asset or credit quality, changes in the availability of capital, adverse regulatory developments, changes in business strategy or development plans, general economic or business conditions and other factors discussed in the section entitled "Factors that May Affect Future Results" in our Annual Report on Form 10-K for the year ended December 31, 1999. Actual results in any future period may also vary from the past results discussed herein. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak as of the date hereof. We have no intention and undertakes no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

RESULTS OF OPERATIONS

     We reported net income of $8.4 million or $0.92 per diluted common share for the first quarter of 2000, compared with $6.5 million or $0.72 per diluted common share for the same quarter of 1999. Income before income tax expense amounted to $13.7 million for the first quarter of 2000, compared with $10.7 million for the corresponding quarter of 1999. The increase of $3.1 million or 29% in 2000 first quarter income before income tax expense was primarily attributable to a $3.8 million increase in net interest income before provision for loan losses. Non-interest income increased $831,000. Offsetting the above increases was an increase of $1.6 million in non-interest expense.

     The annualized return on average assets was 1.67% and 1.43% for the first quarters of 2000 and 1999, respectively. The return on average stockholders' equity was 18.66% and 16.65% for the first quarters of 2000 and 1999, respectively.

NET INTEREST INCOME

     Net interest income before provision for loan losses totaled $21.3 million for the first quarter of 2000, which represents an increase of $3.8 million or 22% over that of $17.5 million for the corresponding quarter of 1999.

     On a taxable equivalent basis, net interest income totaled $21.7 million for the first quarter of 2000, which also represents an increase of $3.8 million or 21% over that of $17.9 million for the same period of 1999.

     The increase in net interest income in the first quarter of 2000 is discussed below:

INTEREST INCOME

- Interest income increased $5.9 million or 19% to $37.4 million mainly due to an increase of $7.7 million from interest on loans. To offset this increase were decreases of $750,000 in interest on securities available-for-sale, $363,000 in interest on securities held-to-maturity and $763,000 in interest on Federal funds sold.
- An increase of $299.9 million or 31% in average net loans from $964.2 million to $1,264.1 million contributed $6.6 million to interest income. The increase in average loans were funded by growth in deposits, primarily time deposit, and proceeds from matured securities.
- An increase of 35 basis points in average loan yield from 8.68% to 9.03% contributed $1.1 million to interest income. The increase in average loan yield was mainly a result of five consecutive interest rate increases by the Federal Reserve Board during the past three quarters, which lead to a 94 basis point increase in our average reference rate from 8.00% to 8.94%.
- A change in the mix of interest earning assets. Due to strong loan demand in the first quarter of 2000, average loans, which yield higher than other types of investments, increased as a percentage of total interest earning assets from 56.1% to 67.9%.
- Consequently, average taxable equivalent yield on interest earning assets increased 64 basis points from 7.53% to 8.17%.

INTEREST EXPENSE

- Interest expense increased $2.1 million or 15% to $16.1 million primarily attributable to an increase of $1.4 million in interest expense on time deposits over $100,000 and an increase of $841,000 in interest expense on other interest bearing deposits due to growth in average volume as well as rate increases on time deposits.
- Average time deposits grew $124.1 million or 13% to $1,082.9 million, of which, $90.0 million or 73% were from time deposits over $100,000.
- Average cost of funds increased 20 basis points from 3.82% to 4.02% resulting largely from a 19 basis point increase in the cost of time deposits from 4.77% to 4.96%.
- The magnitude of the increase in the cost of funds was much less than that of the return on interest earning assets due to the lagging effect on time deposits from interest rate increases in the past three quarters and the Bank being asset sensitive in the short term.

NET INTEREST MARGIN

- As a result, net interest margin, defined as taxable equivalent net interest income to average interest earning assets, increased 46 basis points from 4.23% to 4.69%.

NON-INTEREST INCOME

     Non-interest income increased $831,000 or 43% to $2.7 million for the first quarter of 2000, compared with $1.9 million for the same quarter of 1999. In addition to higher service charges and letter of credit commissions, a notable portion of the increase came from the following items:

 - Wire transfer fees, due to increased transaction volume arising largely from New York branches
 -    Fees and charges related to loans
 -    Safe deposit box income
 -    Fee income from financial guarantees

NON-INTEREST EXPENSE

     Non-interest expense amounted to $9.3 million for the first quarter of 2000 as compared to $7.7 million for the same quarter of 1999. The $1.6 million or 20% increase was substantially attributable to the purchase of certain assets and the assumption of certain deposits and other liabilities of Golden City Commercial Bank ("Golden City") in December 1999 and the opening of a new branch in Diamond Bar in January 2000. The more significant items are discussed below:

- An increase of $769,000 in salaries and employee benefits. The payroll expense for Golden City acounted for the majority of the salary increase.
- An increase of $491,000 in net real estate operations expense. We recorded a net other real estate owned ("OREO") expense of $38,000 in the first quarter of 2000 while we realized a net OREO income of $453,000 in the first quarter of 1999. The net OREO income in 1999 was primarily from a $546,000 net gain on disposal.
- An increase of $161,000 in net operations in investments in real estate expense as a result of operating losses on the low income housing projects.
- An increase of $108,000 in occupancy expense primarily due to the rent expense of Golden City.

     Despite the foregoing, our efficiency ratio improved from 39.56% in the first quarter of 1999 to 38.48% in the first quarter of 2000.

FINANCIAL CONDITION OVERVIEW

     We continued our steady growth during the first quarter of 2000. The following are the major balance sheet items which are discussed in detail later in this report:

- Total assets increased 3% to $2,063.6 million from $1,995.9 million at year-end 1999.

- Total net loans grew 4% to $1,294.7 million from $1,245.6 million at year-end 1999.
- Securities available-for-sale decreased 1% to $159.3 million from $161.0 million at year-end 1999.
- Securities held-to-maturity decreased 2% to $418.5 million from $426.3 million at year-end 1999.
- Total deposits increased 3% to $1,772.3 million from $1,721.7 million at year-end 1999.
- Stockholders' equity rose 4% to $185.8 million from $179.1 million at year-end 1999.

INTEREST EARNING ASSET MIX

     The tables below present the components of the interest earning asset as of the dates and for the periods indicated:


                                                                        (Dollars in thousands)
TYPES OF INTEREST EARNING ASSETS:                           As of 3/31/00                    As of 12/31/99
                                                     ----------------------------       -------------------------
                                                        Amount         Percentage       Amount       Percentage
                                                     --------------  ------------       -----------  ------------
Federal funds sold and securities purchased
  under agreements to resell                         $      19,500         1.0%         $    5,000        0.3%
Securities available-for-sale                              159,258         8.4             160,991        8.8
Securities held-to-maturity                                418,539        22.1             426,332       23.2
Loans, net of deferred loan fees                         1,314,999        69.5           1,265,087       68.8
Allowance for loan losses                                  (20,333)       (1.1)            (19,502)      (1.1)
                                                      -------------     -------       -------------     ------
Loans, net                                               1,294,666        68.4           1,245,585       67.7
Deposits with banks                                          1,370         0.1                 568        -0-
                                                      -------------     ---------     -------------     ------
  Total interest earning assets                         $1,893,333       100.0%         $1,838,476      100.0%
                                                        ==========       ======         ==========      ======

                                                                        (Dollars in thousands)
AVERAGE INTEREST EARNING ASSETS:                              1st Qtr, 2000                   1st Qtr, 1999
                                                      ----------------------------    ----------------------------
                                                        Amount         Percentage       Amount       Percentage
                                                      -------------  -------------    ------------   -------------
Federal funds sold and securities purchased
  under agreements to resell                         $      13,995         0.7%        $    77,267       4.5%
Securities available-for-sale                              160,036         8.6             231,078       13.5
Securities held-to-maturity                                422,184        22.7             445,364       25.9
Loans, net of deferred loan fees                         1,283,935        69.0             980,700       57.1
Allowance for loan losses                                  (19,809)       (1.1)            (16,523)      (1.0)
                                                      -------------     -------       -------------     ------
Loans, net                                               1,264,126        67.9             964,177       56.1
Deposits with banks                                          1,053         0.1                 565        -0-
                                                      -------------     -------       -------------     ------
  Total interest earning assets                         $1,861,394       100.0%         $1,718,451      100.0%
                                                        ==========       ======         ==========      ======

     From the tables above, we can see that:

-    Loan demand remained strong during the first quarter of 2000.
- Total decrease of $94.2 million in average securities in the first quarter of 2000 was due to proceeds from some matured or called securities not being reinvested to meet strong loan demand.
- Average net loans accounted for 67.9% of total interest earning assets in the first quarter of 2000 as compared to 56.1% for the same quarter of 1999 while securities decreased from

     39.4% to 31.3%. The change in the interest earning asset mix from securities to loans was favorable to our net interest margin as mentioned previously.

SECURITIES

     As of March 31, 2000, unrealized holding losses on securities available-for-sale were $2.0 million compared with $1.7 million at year-end 1999. These unrealized losses, net of tax effect, were included in the Company's stockholders' equity for the periods reported. The unrealized losses, net of tax, were $1.2 million as of March 31, 2000 and $1.0 million at year-end 1999. The unrealized holding losses resulted mainly from the increasing interest rate environment.

     The average taxable equivalent yield on securities rose 19 basis points to 6.36% in the first quarter of 2000, compared to 6.17% for the same quarter in 1999 as some matured securities were replaced at higher prevailing interest rates.

     The following tables summarize the composition and maturity distribution of the investment portfolio as of the dates indicated:

                                                                     As of 3/31/00 (In thousands)
                                               --------------------------------------------------------------------
                                               Amortized         Gross                  Gross
SECURITIES AVAILABLE-FOR-SALE:                     Cost     Unrealized Gains     Unrealized Losses     Fair Value
                                               --------------------------------------------------------------------
U.S. Treasury securities                         $  10,001        $     3             $    -0-         $  10,004
U.S. government agencies                            20,012            -0-                   63            19,949
State and municipal securities                         250            -0-                  -0-               250
Mortgage-backed securities                          13,361            -0-                  275            13,086
Collateralized mortgage obligations                  7,277            -0-                  161             7,116
Assets-backed securities                            15,100            -0-                  522            14,578
Federal Home Loan Bank Stock                         6,483            -0-                  -0-             6,483
Commercial paper                                    51,759            -0-                    9            51,750
Corporate bonds                                     34,936            -0-                  994            33,942
Equity securities                                    2,100            -0-                  -0-             2,100
                                               -----------       --------             --------       -----------

     Total                                        $161,279        $     3               $2,024          $159,258
                                                  ========        =======               ======          ========

                                                                     As of 12/31/99 (In thousands)
                                               --------------------------------------------------------------------
                                               Amortized         Gross                  Gross
SECURITIES AVAILABLE-FOR-SALE:                     Cost     Unrealized Gains     Unrealized Losses     Fair Value
                                               --------------------------------------------------------------------
U.S. Treasury securities                       $        25       $    -0-             $    -0-       $        25
U.S. government agencies                            40,553              3                  338            40,218
State and municipal securities                         540            -0-                  -0-               540
Mortgage-backed securities                          14,813              1                  181            14,633
Collateralized mortgage obligations                  7,945            -0-                  121             7,824
Assets-backed securities                            16,867            -0-                  419            16,448
Federal Home Loan Bank stock                         6,851            -0-                  -0-             6,851
Commercial paper                                    40,100            -0-                   24            40,076
Corporate bonds                                     35,034             13                  671            34,376
                                                 ---------       --------              -------         ---------

     Total                                        $162,728       $     17               $1,754          $160,991
                                                  ========       ========               ======          ========

                                                                     As of 3/31/00 (In thousands)
                                               --------------------------------------------------------------------
                                               Carrying          Gross                  Gross          Estimated
SECURITIES HELD-TO-MATURITY:                    Value      Unrealized Gains     Unrealized Losses      Fair Value
                                               --------------------------------------------------------------------
U.S. Treasury securities                         $  14,994        $    11            $     -0-         $  15,005
U.S. government agencies                            74,354            -0-                1,681            72,673
State and municipal securities                      69,659            658                2,185            68,132
Mortgage-backed securities                         127,629            -0-                4,169           123,460
Collateralized mortgage obligations                 60,518            -0-                1,099            59,419
Assets-backed securities                            19,999            -0-                  289            19,710
Corporate bonds                                     51,386            -0-                2,207            49,179
                                                 ---------       --------            ---------         ---------

     Total                                        $418,539         $  669              $11,630          $407,578
                                                  ========         ======              =======          ========

                                                                     As of 12/31/99 (In thousands)
                                               --------------------------------------------------------------------
                                               Carrying          Gross                  Gross          Estimated
SECURITIES HELD-TO-MATURITY:                    Value       Unrealized Gains     Unrealized Losses     Fair Value
                                               --------------------------------------------------------------------
U.S. Treasury securities                         $  24,998        $   114            $     -0-         $  25,112
U.S. government agencies                            64,373             79                1,274            63,178
State and municipal securities                      68,834            375                3,193            66,016
Mortgage-backed securities                         133,282             53                2,809           130,526
Collateralized mortgage obligations                 63,397              3                  791            62,609
Assets-backed securities                            19,999            -0-                  209            19,790
Corporate bonds                                     51,449             37                1,890            49,596
                                                 ---------       --------             --------        ----------

     Total                                        $426,332         $  661              $10,166          $416,827
                                                  ========         ======              =======          ========

SECURITIES PORTFOLIO MATURITY DISTRIBUTION:

                                                                As of 3/31/00 (In thousands)
                                          -------------------------------------------------------------------------
                                           1 Year      After 1 But        After 5 But         Over
SECURITIES AVAILABLE-FOR-SALE:             or Less   Within 5 Years     Within 10 Years      10 Years     Total
                                          -------------------------------------------------------------------------
U.S. Treasury securities             $       10,004     $      -0-        $      -0-      $      -0-      $ 10,004
U.S. government agencies                     19,949            -0-               -0-             -0-        19,949
State and municipal securities                  250            -0-               -0-             -0-           250
Mortgage-backed securities*                     -0-          2,775             1,914           8,397        13,086
Collateralized mortgage obligations*            -0-            -0-             3,138           3,978         7,116
Assets-backed securities*                       -0-          5,082             9,496             -0-        14,578
Federal Home Loan Bank stock                  6,483            -0-               -0-             -0-         6,483
Commercial paper                             51,750            -0-               -0-             -0-        51,750
Corporate bonds                                 -0-         29,403             4,539             -0-        33,942
Equity securities                             2,100            -0-               -0-             -0-         2,100
                                          ---------    -----------       -----------     -----------   -----------

     Total                                  $90,536        $37,260           $19,087         $12,375      $159,258
                                            =======        =======           =======         =======      ========

                                                                As of 3/31/00 (In thousands)
                                          -------------------------------------------------------------------------
                                           1 Year      After 1 But        After 5 But        Over
SECURITIES HELD-TO-MATURITY:               Or Less   Within 5 Years    Within 10 Years     10 Years       Total
                                          -------------------------------------------------------------------------
U.S. Treasury securities                    $14,994    $       -0-       $       -0-     $       -0-     $  14,994
U.S. government agencies                     29,308         45,046               -0-             -0-        74,354
State and municipal securities                2,142          8,750            23,622          35,145        69,659
Mortgage-backed securities*                   4,874         11,818            36,338          74,599       127,629
Collateralized mortgage obligations*            -0-            -0-            47,653          12,865        60,518
Assets-backed securities*                       -0-         19,999               -0-             -0-        19,999
Corporate bonds                                 -0-         46,348             5,038             -0-        51,386
                                        -----------     ----------       -----------   -------------    ----------

     Total                                  $51,318       $131,961          $112,651        $122,609      $418,539
                                            =======       ========          ========        ========      ========

* The mortgage-backed securities and assets-backed securities reflect stated maturities and not anticipated prepayments.

LOANS

     We continued to experience strong loan demand in the first quarter of 2000. Total gross loans increased $50.2 million or 4% to $1,318.9 million as of March 31, 2000, from $1,268.7 million at year-end 1999.

     The growth of $50.2 million in gross loans was attributable to commercial mortgage loans and real estate construction loans. The continued growth in the California economy and favorable economic conditions in other regions where we have presence, have led to strong real estate markets and demand in these types of loans. Total construction loan commitment outstanding approximated $34.3 million as of March 31, 2000.

     The following table sets forth the classification of loans by type and mix as of the dates indicated:

                                                                         (Dollars in thousands)
                                                                As of 3/31/00                   As of 12/31/99
                                                           ------------------------    ----------------------------
TYPES OF LOANS:                                             Amount       Percentage       Amount       Percentage
                                                           ---------    -----------    ------------   -------------
Commercial loans                                           $  388,461        30.0%        $  395,138       31.7%
Residential mortgage loans                                    211,163        16.3            207,568       16.7
Commercial mortgage loans                                     603,968        46.7            577,541       46.4
Real estate construction loans                                 87,202         6.7             62,516        5.0
Installment loans                                              27,667         2.1             25,498        2.1
Other loans                                                       464         0.1                419        0.0
                                                        -------------                  -------------
  Total loans - Gross                                       1,318,925                      1,268,680
Allowance for loan losses                                     (20,333)       (1.6)           (19,502)      (1.6)
Unamortized deferred loan fees                                 (3,926)       (0.3)            (3,593)      (0.3)
                                                        --------------    --------    ---------------     ------
  Total loans - Net                                        $1,294,666       100.0%        $1,245,585      100.0%
                                                           ==========       ======        ==========      ======

RISK ELEMENTS OF THE LOAN PORTFOLIO

NON-PERFORMING ASSETS

     Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, and OREO.

     Our non-performing assets decreased slightly to $21.6 million at March 31, 2000, compared to $21.8 million at year-end 1999. OREO was reduced by $1.9 million during the first quarter of 2000 while nonaccrual loans increased $1.8 million. As a percentage of gross loans plus OREO, our non-performing assets decreased to 1.64% at March 31, 2000 from 1.71% at year-end 1999.

     The non-performing loan coverage ratio, defined as the allowance for loan losses to non-performing loans, was 105.83% at March 31, 2000, slightly lower than that of 111.95% at year-end 1999. This was primarily due to the $1.8 million increase in the nonaccrual loans.

     The following table presents the breakdown of non-performing assets by categories as of the dates indicated:

                                                                                   (Dollars in thousands)
                                                                                3/31/00            12/31/99
                                                                                -------            --------
Accruing loans past due 90 days or more                                         $  3,730            $  3,724
Nonaccrual loans                                                                  15,483              13,696
                                                                                --------            --------
  Total non-performing loans                                                      19,213              17,420
Real estate acquired in foreclosure                                                2,403               4,337
                                                                               ---------           ---------

  Total non-performing assets                                                    $21,616             $21,757
                                                                                 =======             =======

Accruing troubled debt restructurings                                              4,574               4,581
Non-performing assets as a percentage of gross loans plus OREO                     1.64%               1.71%
Allowance for loan losses as a percentage
  of non-performing loans                                                        105.83%             111.95%

NONACCRUAL LOANS

     The nonaccrual loans of $15.5 million at March 31, 2000 consisted mainly of $8.8 million in commercial mortgage loans and $6.1 million in commercial loans.

     The following tables present the type of properties securing the loans and the type of businesses the borrowers engaged in under commercial mortgage and commercial nonaccrual loan categories as of the dates indicated:

                                                                             (In thousands)
                                                                3/31/00                          12/31/99
                                                          Nonaccrual Loan Secured by Real Estate Property
                                                     ---------------------------------------------------------
                                                     Commercial                      Commercial
TYPE OF PROPERTY:                                      Mortgage      Commercial        Mortgage     Commercial
                                                     ----------      ----------      -----------    ----------
Single/multi-family residence                           $    740        $    504        $  1,014       $    628
Commercial                                                 3,931           5,234           4,971          5,425
Land                                                       4,089              30             -0-            -0-
Others                                                       -0-              53             186            307
Unsecured                                                    -0-             318             -0-            392
                                                     -----------     -----------      ----------     ----------
  Total                                                 $  8,760        $  6,139        $  6,171       $  6,752
                                                     ===========     ===========      ==========     ==========

                                                                             (In thousands)
                                                                3/31/00                          12/31/99
                                                                      Nonaccrual Loan Balance
                                                     ---------------------------------------------------------
                                                     Commercial                      Commercial
TYPE OF BUSINESS:                                      Mortgage      Commercial        Mortgage     Commercial
                                                     ----------      ----------      ----------     ----------
Real estate development                                $   4,089       $     223       $     354      $     347
Real estate management                                     3,607              50           4,366            100
Wholesale                                                    -0-             864             -0-            896
Food/Restaurant                                              -0-           1,017             -0-            889
Import                                                       332           3,132             621          3,307
Motel                                                        408             -0-             425            -0-
Investments                                                  324             -0-             334            -0-
Industrial                                                   -0-             260             -0-            270
Others                                                       -0-             593              71            943
                                                       ---------       ---------     -----------     ----------
  Total                                                 $  8,760        $  6,139        $  6,171       $  6,752
                                                        ========        ========        ========       ========

COMMERCIAL MORTGAGE NONACCRUAL LOANS

- The balance of $3.9 million consisted of two credits secured by first trust deeds on commercial properties.
- The balance of $4.1 million consisted of two credits secured by first trust deeds on land.

COMMERCIAL NONACCRUAL LOANS

- The balance of $5.2 million consisted of eight credits secured by first, second and third trust deeds on commercial buildings and warehouses.

TROUBLED DEBT RESTRUCTURINGS

     Troubled debt restructurings stayed approximately the same at $4.6 million as of March 31, 2000 and at year-end 1999. All of the troubled debt restructurings at March 31, 2000 were commercial mortgage loans and were accruing interest under their revised terms.

IMPAIRED LOANS

     A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events.

     We consider all loans classified and restructured in our evaluation of loan impairment. The classified loans are stratified by size, and loans less than our defined selection criteria are treated as a homogenous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan's effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan's observable market price or the fair value of the collateral. If the measurement of the impaired loan is less than the recorded amount of the loan, we then recognize an impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses.

     We identified impaired loans with a recorded investment of $28.4 million at March 31, 2000.

LOAN CONCENTRATION

     There were no loan concentrations to multiple borrowers in similar activities, which exceeded 10% of total loans as of March 31, 2000.

ALLOWANCE FOR LOAN LOSSES

     The following table presents information relating to the allowance for loan losses for the periods indicated:

                                                                                (Dollars in thousands)
                                                                             For the               For the
                                                                       three months ended        year ended
                                                                             3/31/00               12/31/99
                                                                       ------------------     ---------------
Balance at beginning of period                                                 $19,502               $15,970
Provision for loan losses                                                        1,050                 4,200
Loans charged-off                                                                 (236)               (1,731)
Recoveries of charged-off loans                                                     17                 1,063
                                                                               -------               -------
Balance at end of period                                                       $20,333               $19,502
                                                                               =======               =======

Average net loans outstanding during the period                             $1,264,126            $1,088,578
Ratio of net charge-offs to average net loans
  outstanding during the period (annualized)                                     0.07%                 0.06%
Provision for loan losses to average net loans
  outstanding during the period (annualized)                                     0.33%                 0.39%
Allowance to non-performing loans at period-end                                105.83%               111.95%
Allowance to gross loans at period-end                                           1.54%                 1.54%

     The $236,000 charged-off loans in the first quarter of 2000 comprised commercial mortgage loans, installment loans, commercial loans and equity lines.

     In determing the allowance for loan losses, management continues to assess the risks inherent in the loan portfolio, the possible impact of known and potential problem loans, and other factors such as collateral value, portfolio composition, loan concentration, financial strength of borrower, and trends in local economic conditions.

     Our allowance for loan losses consists of the following:
- Specific allowances: For impaired loans, we provide specific allowances based on an evaluation of impairment and allocate a portion of the general allowance to each impaired loan based on a loss percentage assigned. The percentage assigned depends on a number of factors including the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral, charge-off history, management's knowledge of the portfolio and general economic conditions.
- General allowance: The remainder of the general allowance is determined by an assessment of the overall quality of the non-impaired portion of the loan portfolio.

     The following tables present a breakdown of impaired loans and the related allocated general allowances as of the dates indicated:


                                                            As of 3/31/00 (In thousands)
                                                     --------------------------------------------
                                                                       Allocated
                                                      Recorded          General           Net
                                                     Investment        Allowance        Balance
                                                     ----------        ----------       ---------
Commercial                                              $12,086           $1,723          $10,363
Commercial mortgage                                      16,010            2,726           13,284
Other                                                       198              198              -0-
                                                      ---------         --------       ----------

  Total                                                 $28,294           $4,647          $23,647
                                                        =======           ======          =======


                                                            As of 12/31/99 (In thousands)
                                                     --------------------------------------------
                                                                       Allocated
                                                      Recorded          General           Net
                                                     Investment        Allowance        Balance
                                                     ----------        ----------       ---------
Commercial                                              $12,686           $1,831          $10,855
Commercial mortgage                                      13,412            1,912           11,500
Other                                                       181              181              -0-
                                                      ---------         --------       ----------

  Total                                                 $26,279           $3,924          $22,355
                                                        =======           ======          =======

     Based on our evaluation process and the methodology to determine the level of the allowance for loan losses mentioned previously, management believes the allowance level at March 31, 2000 to be adequate to absorb estimated probable future losses identified through its analysis.

OTHER REAL ESTATE OWNED

     Our OREO, net of a valuation allowance of $386,000, was carried at $2.4 million as of March 31, 2000 in comparison to OREO, net of a valuation allowance of $614,000, being carried at $4.3 million at year-end 1999.

     During the first quarter of 2000, we acquired three properties in the amount of $615,000 and disposed of three properties totaling $3.0 million with a net gain of $98,000. At March 31, 2000, there were eight outstanding OREO properties, which included land, commercial buildings, a condominium, a single family residence and a warehouse. All of them are located in Southern California.

     We maintain a valuation allowance for OREO properties to reduce the carrying value of OREO to the estimated fair value of the properties. We perform periodic evaluations on each property and make corresponding adjustments to the valuation allowance, if necessary. Any decline in value is recognized by a corresponding increase to the valuation allowance in the current period. Management provided approximately $42,000 to the provision for OREO losses in the first quarter of 2000.

INVESTMENTS IN REAL ESTATE

     Investments in real estate were approximately the same at $17.0 million at March 31, 2000 and at year-end 1999. Our investments in real estate at March 31, 2000 comprised investments in four limited partnerships formed for the purpose of investing in low income housing projects, which qualify for Federal low income housing tax credits.

     The following table summarizes the composition of our investments in real estate as of the dates indicated:

                                        Percentage of        Acquisition
(Dollars in thousands)                   Ownership              Date              3/31/00          12/31/99
--------------------------------------------------------------------------------------------------------------
Las Brisas                                49.50%                12/93            $     179         $     209
Los Robles                                99.00%                08/95                  419               431
California tax credit fund                36.00%                03/99               14,692            14,841
Wilshire Courtyard                        99.90%                05/99                1,768             1,506
                                                                                 ---------         ---------
                                                                                   $17,058           $16,987
                                                                                   =======           =======

DEPOSITS

     Total deposits increased $50.6 million to $1,772.3 million at March 31, 2000 from $1,721.7 million at year-end 1999. The majority of the increase came from core deposits, defined as total deposits minus time deposits of $100,000 or more ("Jumbo CD's") and brokered deposits. Total deposits from our two New York branches were maintained at $75.7 million, slightly higher than those at year-end 1999.

     The following tables display the deposit mix as of the dates and for the periods indicated:


                                                                       (Dollars in thousands)
                                                            As of 3/31/00                 As of 12/31/99
                                                      ----------------------------------------------------------
TYPES OF DEPOSITS:                                      Amount        Percentage       Amount       Percentage
                                                      ------------    -----------    -----------   -------------
Demand                                                $   204,773          11.6%     $   195,140         11.3%
NOW accounts                                              126,591         7.1            121,394         7.0
Money market accounts                                     112,564         6.4             97,821         5.7
Savings deposits                                          232,906        13.1            236,764        13.8
Time deposits under $100                                  367,647        20.7            362,553        21.1
Time deposits of $100 or more                             727,839        41.1            708,064        41.1
                                                      -----------      ---------     -----------      --------

  Total deposits                                       $1,772,320         100.0%      $1,721,736        100.0%
                                                       ==========         ======      ==========        ======


                                                                       (Dollars in thousands)
                                                            1st Qtr, 2000                 1st Qtr, 1999
                                                     ----------------------------   ----------------------------
AVERAGE DEPOSITS:                                       Amount        Percentage       Amount       Percentage
                                                     ------------    ------------   -------------  -------------
Demand                                                $   201,184          11.6%     $   179,305         11.4%
NOW accounts                                              122,431         7.0            114,331         7.3
Money market accounts                                      99,829         5.8            111,218         7.1
Savings deposits                                          229,978        13.2            204,381        13.0
Time deposits under $100                                  367,308        21.2            333,162        21.3
Time deposits of $100 or more                             715,631        41.2            625,643        39.9
                                                      -----------      ---------     -----------      --------

  Total deposits                                       $1,736,361         100.0%      $1,568,040        100.0%
                                                       ==========         ======      ==========        ======

From the above tables, we can see that:

- Core deposits grew $30.8 million during the first quarter of 2000. Contributing to the growth of core deposits were:
     1. an increase of $14.7 million in money market accounts primarily from a $15.0 million growth in the new tiered money market accounts
     2.  an increase of $9.6 million in demand deposits
     3.  an increase of $5.2 million in NOW accounts
     4.  an increase of $5.1 million in time deposits under $100,000
     5.  a decrease of $3.8 million in savings deposits
-    Jumbo CD's added $19.8 million in the first quarter of 2000.
- Average core deposits went up $78.3 million in the first quarter of 2000 while average Jumbo CD's rose $90.0 million.

     As interest rate spreads widened between Jumbo CD's and other types of interest-bearing deposits under the prevailing interest rate environment, our Jumbo CD portfolio continues to grow faster than other types of deposits. However, management considers our Jumbo CD's generally less volatile primarily due to the following reasons:

 1) approximately 50% of the Bank's Jumbo CD's have stayed with the Bank for more than two years;
 2) the Jumbo CD portfolio continued to be diversified with 4,141 individual accounts averaging approximately $168,000 per account owned by 2,917 individual depositors as of January 20, 2000;
 3) this phenomenon of having a relatively higher percentage of Jumbo CD's to total deposits exists in most of the Asian American banks in our California market due to the fact that the customers in this market tend to have a higher savings rate.

     Management continues to monitor the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the patrons the Bank is servicing. To discourage the growth in Jumbo CD's, management has continued to make efforts in the following areas:

 1) to offer non-competitive interest rates paid on Jumbo CD's;
 2) to promote transaction-based products, such as the tiered money market accounts;
 3) to seek to diversify the customer base by branch expansion and/or acquisition as opportunities arise.

CAPITAL RESOURCES

     Stockholders' equity amounted to $185.8 million or 9.01% of total assets as of March 31, 2000, compared with $179.1 million or 8.97% of total assets at year-end 1999. The increase of $6.7 million in stockholders' equity was primarily from:

- an addition of $8.4 million from net income, less dividends paid of $1.9 million
- $434,000 from issuance of additional common shares through the Dividend Reinvestment Plan and proceeds from exercise of stock options
- an increase of $165,000 in the net unrealized holding losses on securities available-for-sale, net of tax.

     We declared a cash dividend of $0.21 per common share in January 2000 on 9,033,583 shares outstanding and in April 2000 on 9,044,685 shares outstanding. Total cash dividends paid in 2000, including the $1.9 million paid in April, amounted to $3.8 million.

     Management seeks to retain the Company's capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

     The Company and the Bank's regulatory capital continued to well exceed the regulatory minimum requirements despite slight decreases in the ratios at March 31, 2000. In addition, the capital ratios of the Bank place it in the "well capitalized" category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0% and Tier 1 leverage capital ratio equal to or greater than 5.0%.

     The following tables present the Company and the Bank's capital and leverage ratios as of March 31, 2000 and December 31, 1999:

                                                                  Company (Dollars in thousands)
                                                     --------------------------------------------------------------
                                                          As of 3/31/00                      As of 12/31/99
                                                     ---------------------------    -------------------------------
                                                     Balance       Percentage          Balance         Percentage
                                                     --------------------------------------------------------------
Tier 1 capital (to risk-weighted assets)               $176,703(1)        10.48%         $169,556(2)       10.50%
Tier 1 capital minimum requirement                       67,474            4.00            64,588           4.00
                                                     ----------       ----------       ----------        ----------
  Excess                                               $109,229            6.48%         $104,968           6.50%
                                                       ========         ========         ========          ========

Total capital (to risk-weighted assets)                $197,036(1)        11.68%         $189,058(2)       11.71%
Total capital minimum requirement                       134,947            8.00           129,176           8.00
                                                      ---------       ----------        ---------        ----------
  Excess                                              $  62,089            3.68%        $  59,882           3.71%
                                                      =========         ========        =========          ========

Risk-weighted assets                                 $1,686,841                        $1,614,695
Tier 1 capital (to average assets)
     - Leverage ratio                                  $176,703(1)         8.82%         $169,556(2)        8.93%
Minimum leverage requirement                             80,187            4.00            75,974           4.00
                                                     ----------       ----------       ----------        ----------
  Excess                                              $  96,516            4.82%        $  93,582           4.93%
                                                      =========         ========        =========          ========

Total average assets                                 $2,004,665                        $1,899,358


                                                                       Bank (Dollars in thousands)
                                                     ----------------------------------------------------------------
                                                          As of 3/31/00               As of 12/31/99
                                                     ----------------------------   ---------------------------------
                                                     Balance       Percentage          Balance         Percentage
                                                     ----------  ----------------   ----------------  ---------------
Tier 1 capital (to risk-weighted assets)               $169,839(1)      10.07%           $163,093(2)       10.10%
Tier 1 capital minimum requirement                       67,473          4.00              64,588           4.00
                                                     ----------       ----------       ----------        ----------
  Excess                                               $102,366          6.07%          $  98,505           6.10%
                                                       ========         ========        =========          ========

Total capital (to risk-weighted assets)                $190,172(1)      11.27%           $182,595(2)       11.31%
Total capital minimum requirement                       134,947          8.00             129,176           8.00
                                                      ---------       ----------        ---------        ----------
  Excess                                              $  55,225          3.27%          $  53,419           3.31%
                                                      =========         ========        =========          ========

Risk-weighted assets                                 $1,686,832                        $1,614,695
Tier 1 capital (to average assets)
     - Leverage ratio                                  $169,839(1)       8.47%           $163,093(2)        8.59%
Minimum leverage requirement                             80,186          4.00              75,974           4.00
                                                     ----------       ----------       ----------        ----------
  Excess                                              $  89,653          4.47%          $  87,119           4.59%
                                                      =========         ========        =========          ========

Total average assets                                 $2,004,653                        $1,899,356

(1) Excluding the unrealized holding losses on securities available-for-sale of $1,171,000, and goodwill of $10,303,000.
(2) Excluding the unrealized holding losses on securities available-for-sale of $1,006,000, and goodwill of $10,559,000.

LIQUIDITY AND MARKET RISK

LIQUIDITY

     Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans and advances from Federal Home Loan Bank ("FHLB"). As of March 31, 2000, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) decreased slightly to 33.62%, compared with 33.91% at year-end 1999.

     To supplement its liquidity needs, the Bank maintains a total credit line of $52 million for Federal funds with three correspondent banks, a repo line of $110 million with three brokerage firms and a retail certificate of deposit line of five percent of total deposits with another brokerage firm. The Bank is also a shareholder of FHLB which enables the Bank to have access to lower cost FHLB financing when necessary. The Bank obtained non-callable advances from FHLB totaling $30 million in the third quarter of 1998 at fixed interest rates.

     We had significant portion of our time deposits maturing within one year or less as of March 31, 2000. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Company's marketplace. However, based on our historical runoff experience, we expect the outflow will be minimal and can be replenished through our normal growth in deposits.

     Management believes all the above-mentioned sources will provide adequate liquidity to the Company to meet its daily operating needs.

     Bancorp, on the other hand, obtains funding for its activities primarily through dividend income contributed by the Bank and proceeds from investments in the Dividend Reinvestment Plan. Dividends paid to Bancorp by the Bank are subject to regulatory limitations. The business activities of Bancorp consist primarily of the operation of the Bank with limited activities in other investments. Management believes Bancorp's liquidity generated from its prevailing sources are sufficient to meet its operational needs.

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

     We actively monitor and manage our interest rate risk through analyzing the repricing characteristics of our loans, securities, and deposits on an on-going basis. The primary objective is to minimize the adverse effects of changes in interest rates on our earnings, and ultimately the underlying market value of equity, while structuring the Company's asset-liability composition to obtain the maximum spread. Management uses certain basic measurement tools in conjunction with established risk limits to regulate its interest rate exposure. Because of the limitation inherent in any individual risk management tool, we use both an interest rate sensitivity analysis and a simulation model to measure and quantify the impact to the Company's profitability or the market value of its assets and liabilities.

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

     As of March 31, 2000, the Company was asset sensitive with a cumulative gap ratio of a positive 18.99% within three months, and liability sensitive with a cumulative gap ratio of a negative 7.40% within one year. This compared with a positive 16.25% within three months, and a negative 9.78% within one year at year-end 1999.

     Since interest rate sensitivity analysis does not measure the timing differences in the repricing of asset and liabilities, we use a simulation model to quantify the extent of the differences in the behavior of the lending and funding rates, so as to project future earnings or market values under alternative interest scenarios.

     The simulation measures the volatility of net interest income and net portfolio value, defined as net present value of assets and liabilities, under immediate rising or falling interest rate scenarios in 100 basis point increments. The Company establishes a tolerance level in its policy to define and limit interest income volatility to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. When the tolerance level is met or exceeded, we then seek corrective action after considering, among other things, market conditions, customer reaction and the estimated impact on profitability.

     To manage and control our interest rate risk, we concentrate our efforts on seeking to increase our yield-cost spread through growth and competitive pricing. Management will use hedging instruments when deemed prudent to maintain and/or increase our spread. The hedging activities as of March 31, 2000 were immaterial. The composition of the Company's financial instruments that are sensitive to changes in interest rates have not significantly changed since December 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information concerning market risk, see "Liquidity and Market Risk - Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations above on pages 23 and 24.

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

    During the first quarter of 2000, there were no reportable events.


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


                                                       Cathay Bancorp, Inc.
                                                       --------------------
                                                       (Registrant)






Date:  May 12, 2000                                    By /s/ DUNSON K. CHENG
       ------------                                    ----------------------
                                                       Dunson K. Cheng
                                                       Chairman and President






Date:  May 12, 2000                                    By /s/ ANTHONY M. TANG
       ------------                                    ----------------------
                                                       Anthony M. Tang
                                                       Chief Financial Officer