Form 10-Q
period 2000-06-30
CATHAY BANCORP INC
filed 2000-08-14
CIK 861842

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended               JUNE 30, 2000
                               -------------------------------------------------
                                                   OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  ----------------------------

Commission file number                         0-18630
--------------------------------------------------------------------------------

                              CATHAY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                       95-4274680
---------------------------------------------              ---------------------
(State of other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                              Identification No.)

777 NORTH BROADWAY, LOS ANGELES, CALIFORNIA                     90012
--------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:       (213) 625-4700
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

     Common stock, $.01 par value, 9,063,422 shares outstanding as of August 3, 2000.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION ............................................................3

         Item 1.      Financial Statements (unaudited) ....................................4
                      Notes to Condensed Consolidated Financial Statements (unaudited) ....7
         Item 2.      Management's Discussion and Analysis of Financial Condition and
                         Results of Operations.............................................8
         Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........26

PART II - OTHER INFORMATION ..............................................................27

         Item 1.      Legal Proceedings...................................................27
         Item 2.      Changes in Securities and Use of Proceeds...........................27
         Item 3.      Defaults upon Senior Securities.....................................27
         Item 4.      Submission of Matters to a Vote of Security Holders.................27
         Item 5.      Other Information...................................................28
         Item 6.      Exhibits and Reports on Form 8-K....................................28

SIGNATURES     ...........................................................................29

                         PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS

                       CATHAY BANCORP, INC. AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (In thousands, except share and per share data)

                                   (unaudited)

                                                                     June 30, 2000          Dec. 31, 1999
                                                                     -------------          -------------
ASSETS

Cash and due from banks                                                $     57,076         $     59,081
Federal funds sold and securities purchased
        under agreements to resell                                            8,000                5,000
                                                                     --------------         -------------
        Cash and cash equivalents                                            65,076               64,081
Securities available-for-sale (amortized cost
   of $251,412 in 2000 and $162,728 in 1999)                                249,971              160,991
Securities held-to-maturity (estimated fair
        value of $362,464 in 2000 and $416,827 in 1999)                     372,626              426,332
Loans (net of allowance for loan losses of
        $20,907 in 2000 and $19,502 in 1999)                              1,342,349            1,245,585
Other real estate owned, net                                                  1,400                4,337
Investments in real estate, net                                              17,098               16,987
Premises and equipment, net                                                  29,708               25,299
Customers' liability on acceptances                                          25,016               13,721
Accrued interest receivable                                                  14,595               13,150
Goodwill                                                                     10,146               10,559
Other assets                                                                 16,168               14,882
                                                                     --------------         -------------
        Total assets                                                   $  2,144,153         $  1,995,924
                                                                     ==============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
        Non-interest bearing demand deposits                           $    230,156         $    195,140
        Interest bearing accounts
            NOW accounts                                                    122,678              121,394
            Money market deposits                                           106,340               97,821
            Savings deposits                                                235,184              236,764
            Time deposits under $100                                        370,326              362,553
            Time deposits of $100 or more                                   751,647              708,064
                                                                     --------------          -------------
        Total deposits                                                    1,816,331            1,721,736
Federal funds purchased and securities sold under
        agreements to repurchase                                             72,734               46,990
Advances from Federal Home Loan Bank                                         30,000               30,000
Acceptances outstanding                                                      25,016               13,721
Other liabilities                                                             6,295                4,368
                                                                     --------------          -------------
        Total liabilities                                                 1,950,376            1,816,815
Stockholders' equity
        Preferred stock, $.01 par value; 10,000,000
            shares authorized, none issued                                       --                   --
        Common stock, $.01 par value; 25,000,000 shares
            authorized, 9,054,782 and 9,033,583 shares issued
            and outstanding in 2000 and 1999, respectively                       91                   90
        Additional paid-in-capital                                           65,382               64,529
        Accumulated other comprehensive loss, net                              (835)              (1,006)
        Retained earnings                                                   129,139              115,496
                                                                     --------------         --------------
        Total stockholders' equity                                          193,777              179,109
                                                                     --------------         --------------
        Total liabilities and stockholders' equity                     $  2,144,153         $  1,995,924
                                                                     ==============         ==============



SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       CATHAY BANCORP, INC. AND SUBSIDIARY
    Condensed Consolidated Statements of Income and Comprehensive Income
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                        2nd Qtr          2nd Qtr            YTD              YTD
                                                                       June 2000        June 1999        June 2000        June 1999
                                                                      ----------       ----------       ----------       ----------
INTEREST INCOME
       Interest on loans                                              $   30,731       $   22,443       $   59,114       $   43,078
       Interest on securities available-for-sale                           3,399            2,558            5,899            5,808
       Interest on securities held-to-maturity                             5,959            6,962           12,256           13,622
       Interest on Federal funds sold and securities
            purchased under agreements to resell                             190              574              391            1,538
       Interest on deposits with banks                                        13                1               20                6
                                                                      ----------       ----------       ----------       ----------
       Total interest income                                              40,292           32,538           77,680           64,052
                                                                      ----------       ----------       ----------       ----------
INTEREST EXPENSE
       Time deposits of $100 or more                                      10,069            8,185           19,249           15,924
       Other deposits                                                      6,369            4,953           12,299           10,042
       Other borrowed funds                                                1,423            1,140            2,407            2,318
                                                                      ----------       ----------       ----------       ----------
       Total interest expense                                             17,861           14,278           33,955           28,284
                                                                      ----------       ----------       ----------       ----------

       Net interest income before provision for loan losses               22,431           18,260           43,725           35,768
       Provision for loan losses                                           1,050            1,050            2,100            2,100
                                                                      ----------       ----------       ----------       ----------
       Net interest income after provision for loan losses                21,381           17,210           41,625           33,668
                                                                      ----------       ----------       ----------       ----------

NON-INTEREST INCOME
       Securities gains(losses)                                             --                 19             --                (13)
       Letter of credit commissions                                          641              579            1,165            1,065
       Service charges                                                     1,107              880            2,145            1,824
       Other operating income                                              1,047              703            2,234            1,223
                                                                      ----------       ----------       ----------       ----------
       Total non-interest income                                           2,795            2,181            5,544            4,099
                                                                      ----------       ----------       ----------       ----------

NON-INTEREST EXPENSE
       Salaries and employee benefits                                      5,470            4,684           10,903            9,348
       Occupancy expense                                                     818              605            1,598            1,277
       Computer and equipment expense                                        689              637            1,356            1,258
       Professional services expense                                         782              845            1,640            1,770
       FDIC and State assessments                                            144               99              256              196
       Marketing expense                                                     405              255              669              568
       Real estate operations, net                                           (79)             (79)             (41)            (532)
       Operations of investments in real estate                              248             (305)             440             (274)
       Other operating expense                                               819              732            1,727            1,547
                                                                      ----------       ----------       ----------       ----------
       Total non-interest expense                                          9,296            7,473           18,548           15,158
                                                                      ----------       ----------       ----------       ----------
       Income before income tax expense                                   14,880           11,918           28,621           22,609

Income tax expense                                                         5,793            4,733           11,180            8,921
                                                                      ----------       ----------       ----------       ----------
Net Income                                                                 9,087            7,185           17,441           13,688
                                                                      ----------       ----------       ----------       ----------
Other comprehensive income(loss), net of tax:
       Unrealized holding gain(loss) arising during the period               336             (659)             171           (1,534)
            Less: reclassification adjustment for realized gain
                      (loss) on securities included in net income           --                 19             --                (13)
                                                                      ----------       ----------       ----------       ----------
       Total other comprehensive income(loss), net of tax                    336             (678)             171           (1,521)
                                                                      ----------       ----------       ----------       ----------
Total comprehensive income                                            $    9,423       $    6,507       $   17,612       $   12,167
                                                                      ==========       ==========       ==========       ==========
Net income per common share
       Basic                                                          $     1.00       $     0.80       $     1.93       $     1.52
       Diluted                                                        $     1.00       $     0.80       $     1.93       $     1.52
Cash dividends paid per common share                                  $    0.210       $    0.210       $    0.420       $    0.385
Basic average common shares outstanding                                9,051,823        9,007,496        9,046,779        9,001,770
Diluted average common shares outstanding                              9,065,163        9,011,491        9,058,288        9,006,510


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        CATHAY BANCORP, INC. & SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (unaudited)

                                                                                   Six months ended June 30,
                                                                                  --------------------------
                                                                                     2000             1999
                                                                                  ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $  17,441        $  13,688
Adjustments to reconcile net income to net cash
      provided by operating activities:
           Provision for loan losses                                                  2,100            2,100
           Provision for losses on other real estate owned                               63               77
           Depreciation                                                                 649              695
           Net gain on sales of other real estate owned                                (234)            (547)
           Gain on sale of investments in real estate                                  --               (394)
           Loss on sales and calls of investment securities                            --                 13
           Amortization and accretion of investment
                  security premiums, net                                               (711)             440
           Amortization of goodwill                                                     413              338
           Increase (decrease) in deferred loan fees, net                               268               (5)
           Decrease in accrued interest receivable                                   (1,445)          (1,150)
           Increase in other assets, net                                             (1,286)            (145)
           Increase (decrease) in other liabilities                                   1,927             (924)
                                                                                  ---------        ---------
                Total adjustments                                                     1,744              498
                                                                                  ---------        ---------
                Net cash provided by operating activities                            19,185           14,186
                                                                                  ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available-for-sale                               (432,552)        (428,625)
Proceeds from maturity and call of investment securities available-for-sale         374,236          524,262
Proceeds from sale of investment securities available-for-sale                       23,007             --
Proceeds from repayments of mortgage-backed securities
      available-for-sale                                                              2,504            6,515
Purchase of investment securities held-to-maturity                                  (21,498)         (45,057)
Proceeds from maturity and call of investment securities held-to-maturity               474              810
Purchase of mortgage-backed securities held-to-maturity                                --            (38,157)
Proceeds from repayments of mortgage-backed securities held-to-maturity              19,437           45,808
Proceeds from sale of loans
Net increase in loans                                                               (98,613)         (96,857)
Purchase of premises and equipment                                                   (5,058)            (550)
Proceeds from sale of other real estate owned                                         2,589            1,410
Proceeds from sale of  investments in real estate                                      --              1,026
Net increase in investments in real estate                                             (111)         (15,121)
                                                                                  ---------        ---------
                Net cash used in investing activities                              (135,585)         (44,536)
                                                                                  ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW accounts,
      money market and savings deposits                                              43,239          (23,388)
Net increase in time deposits                                                        51,356           60,475
Net increase (decrease) in Federal funds purchased and                               25,744           (9,021)
      securities sold under agreements to repurchase
Cash dividends                                                                       (3,797)          (3,463)
Proceeds from shares issued under Dividend Reinvestment Plan                            828              775
Proceeds from exercise of stock options                                                  25             --
                                                                                  ---------        ---------
                Net cash provided by financing activities                           117,395           25,378
                                                                                  ---------        ---------
Increase in cash and cash equivalents                                                   995           (4,972)
Cash and cash equivalents, beginning of the period                                   64,081           81,656
                                                                                  ---------        ---------
Cash and cash equivalents, end of the period                                      $  65,076        $  76,684
                                                                                  ---------        ---------
Supplemental disclosure of cash flow information
      Cash paid during the period for:
           Interest                                                               $  33,559        $  28,548
           Income taxes                                                           $  11,944        $   6,950
      Non-cash investing activities:
           Transfers to securities available-for-sale
              within 90 days of maturity                                          $  55,075        $     426
           Net change in unrealized holding gain (loss) on securities
              available-for-sale, net of tax                                      $     171        $  (1,521)
           Transfers to other real estate owned                                   $     826        $     776
           Loans to facilitate the sale of other real estate owned                $   1,345        $     325
                                                                                  ---------        ---------

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       CATHAY BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

     The following discussion includes forward-looking statements regarding management's beliefs, projections and assumptions concerning future results and events. These forward-looking statements may, but do not necessarily, also include words such as "believes", "expects", "anticipates", "intends", "plans", "estimates" or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, adverse developments or conditions related to or arising from expansion into new market areas, fluctuations in interest rates, demographic changes, increases in competition, deterioration in asset or credit quality, changes in the availability of capital, adverse regulatory developments, changes in business strategy or development plans, general economic or business conditions and other factors discussed in the section entitled "Factors that May Affect Future Results" in our Annual Report on Form 10-K for the year ended December 31, 1999. Actual results in any future period may also vary from the past results discussed herein. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak as of the date hereof. We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

RESULTS OF OPERATIONS

     We reported net income of $9.1 million or $1.00 per diluted common share for the second quarter of 2000, compared with $7.2 million or $0.80 per diluted common share for the same quarter of 1999. Income before income tax expense increased $3.0 million to $14.9 million for the second quarter of 2000, from $11.9 million for the corresponding quarter of 1999. The 25% increase in 2000 second quarter income before income tax expense was primarily attributable to a $4.2 million increase in net interest income before provision for loan losses. Non-interest income grew by $614,000. Partially offsetting the above increases was a $1.8 million increase in non-interest expense.

     The annualized return on average assets and return on average stockholders' equity for the second quarter of 2000 and 1999 are presented below:

                                                          2ND QTR, 2000             2ND QTR, 1999
                                                          -------------             -------------
     Return on average assets                                     1.74%                     1.57%
     Return on average stockholders' equity                      19.60%                    17.77%


     For the six months ended June 30, 2000, we reported net income of $17.4 million or $1.93 per diluted common share, compared with $13.7 million or $1.52 per diluted common share for the same period of 1999. Income before income tax expense grew by $6.0 million or 27% to $28.6 million in the first six months of 2000 from the same period a year ago. The increase was resulted from a combination of: 1) a $8.0 million growth in net interest income before provision for loan losses; 2) a $1.4 million growth in non-interest income; and 3) a $3.4 million increase in non-interest expense.

     The annualized return on average assets and return on average stockholders' equity for the first six months of 2000 and 1999 are presented below:

                                                        Six months ended          Six months ended
                                                          June 30, 2000             June 30, 1999
                                                          -------------             -------------
     Return on average assets                                     1.70%                     1.53%
     Return on average stockholders' equity                      19.14%                    17.22%


NET INTEREST INCOME

2ND QUARTER

     Net interest income before provision for loan losses totaled $22.4 million for the second quarter of 2000, which represents an increase of $4.2 million or 23% over that of $18.3 million for the corresponding quarter of 1999. On a taxable equivalent basis, net interest income totaled $22.9 million for the second quarter of 2000, which represents an increase of $4.2 million or 22% over that of $18.7 million for the same period of 1999.

     The increase in net interest income in the second quarter of 2000 is discussed below:

INTEREST INCOME

- Interest income increased $7.8 million or 24% to $40.3 million primarily due to an increase of $8.3 million from interest income on loans.

- The $8.3 million increase in interest income on loans was attributable to the following:

     1. An increase of $283.5 million or 27% in average net loans from $1,033.3 million to $1,316.8 million which added $6.7 million to interest income. The increase in average loans were funded by growth in deposits, proceeds from matured securities, repurchase agreements, and cash.

     2. An increase of 68 basis points in average loan yield from 8.71% to 9.39%, which added $1.6 million to interest income. The increase in average loan yield was mainly a result of six consecutive interest rate increases by the Federal Reserve Board during the past 12 months, which lead to a 150 basis point increase in our average reference rate from 8.00% to 9.50%.

- A change in the mix of interest earning assets. Due to continued strong loan demand in the second quarter of 2000, average loans, which yield higher than other types of investments, increased as a percentage of total interest earning assets from 59.9% to 67.7%. Conversely, average securities decreased from 37.4% to 31.6% and average Federal funds sold decreased from 2.7% to 0.6%.

- Consequently, the average taxable equivalent yield on interest earning assets increased 75 basis points from 7.67% to 8.42%.

INTEREST EXPENSE

- Interest expense increased $3.6 million or 25% to $17.9 million, which was primarily attributable to an increase of $3.3 million in interest expense on interest bearing deposits.

- Average time deposits grew by $119.5 million or 12% to $1,113.8 million, of which, $83.9 million or 70% were from time deposits over $100,000.

     1. The increase in average time deposits contributed an additional $1.5 million to interest expense

     2. The increase of 56 basis points in average rate on time deposits from 4.70% to 5.26% contributed an additional $1.4 million to interest expense

-    Average cost of funds increased 48 basis points from 3.81% to 4.29%.

- Due to the Bank being asset sensitive in the short term and the lagging effect on time deposits from interest rate increases, the magnitude of the increase in the cost of funds was less than that of the return on interest earning assets.

NET INTEREST MARGIN

- As a result of the facts noted above, net interest margin, defined as taxable equivalent net interest income to average interest earning assets, increased 38 basis points from 4.35% to 4.73%.

YEAR-TO-DATE

     For the six months ended June 30, 2000, net interest income before provision for loan losses amounted to $43.7 million, compared with $35.8 million for the same period in 1999. On a taxable equivalent basis, net interest income before provision for loan losses amounted to $44.6 million for the six months ended June 30, 2000, compared with $36.6 million for the same period a year ago.

     The following points summarize the factors impacting the increase in the year-to-date net interest income:

- Average net loans grew by $301.7 million to $1,290.5 million for the first six months of 2000. This increase due to volume contributed an additional $14.1 million to interest income.

- Average yield on loans climbed 42 basis points from 8.79% to 9.21%. This increase in average loan yield contributed an additional $1.9 million to interest income.

- The return on average interest earning assets increased 66 basis points from 7.64% to 8.30%.

- Average time deposits rose $121.7 million to $1,098.3 million. This increase in volume added another $3.0 million to interest expense.

- Average cost on time deposits went up 38 basis points from 4.74% to 5.12%, which added another $2.0 million to interest expense.

-    Cost of funds advanced 35 basis points from 3.81% to 4.16%.

- Net interest margin increased 40 basis points from 4.31% for the first six months of 1999 to 4.71% for the same period of 2000.

NON-INTEREST INCOME

2ND QUARTER

     Non-interest income increased $614,000 or 28% to $2.8 million for the second quarter of 2000, compared with $2.2 million for the same quarter of 1999. A notable portion of the increase was due to the following items:

- Wire transfer fees, due to increased transaction volume arising primarily from New York branches

-    Safe deposit box income

- Fee income from Cathay Global Investment Services' alternative investment program

YEAR-TO-DATE

     Non-interest income totaled $5.5 million for the first six months of 2000, which represents a $1.4 million or 35% increase over the $4.1 million for the same period of 1999. In addition to the items mentioned in the previous paragraph, fees and charges related to loan and fee income from financial guarantees contributed to the increase in the year-to-date non-interest income.

NON-INTEREST EXPENSE

2ND QUARTER

     Non-interest expense amounted to $9.3 million for the second quarter of 2000 as compared to $7.5 million for the same quarter of 1999. The $1.8 million or 24% increase was substantially attributable to the new operations of the two New York branches and the Diamond Bar branch. The more significant items are discussed below:

- An increase of $786,000 in salaries and employee benefits. The payroll expense for New York branches accounted for the majority of the salary increase. Moreover, the Bank's officers received an annual salary adjustment in April.

- An increase of $553,000 in operations of investments in real estate. The Bank recorded an expense of $248,000 in operations of investments in real estate related to low income housing in the second quarter of 2000 while a negative expense of $305,000 was booked in the same quarter of 1999 because of a $394,000 gain on sale of a real estate investment property.

- An increase of $213,000 in occupancy expense resulting mostly from the rent expense of the New York branches.

- An increase of $150,000 in marketing expense primarily due to the grand openings of the Diamond Bar and the New York branches and the related promotions.

     The efficiency ratio was slightly higher at 36.85% for the second quarter of 2000 as compared to 36.56% for the same quarter of 1999.

YEAR-TO-DATE

     Non-interest expense for the six months ended June 30, 2000 was $18.5 million, compared with $15.1 million for the same period in 1999. In addition to higher expenses of $1.6 million in salaries and employee benefits, $714,000 in operations of investments in real estate, $321,000 in occupancy expense and $101,000 in marketing expense for the same reasons as explained previously, the following items also contributed to the $3.4 million or 22% increase in the year-to date non-interest expense:

- An increase of $491,000 in net other real estate owned ("OREO") expense. This was resulted from a decrease of $313,000 in net gains on sales of OREO and a decrease of $182,000 in OREO rental income.

- An increase of $180,000 in other operating expense largely from higher amortization of goodwill coupled with higher contributions.

     The efficiency ratio for the six months ended June 30, 2000 improved to 37.65% as compared to 38.02% for the same period a year ago.

FINANCIAL CONDITION OVERVIEW

     We continued our steady growth during the first six months of 2000. The following are the major balance sheet items which are discussed in detail later in this report:

- Total assets increased 7% to $2,144.2 million from $1,995.9 million at year-end 1999.

- Total net loans grew by 8% to $1,342.3 million from $1,245.6 million at year-end 1999.

- Securities available-for-sale increased 55% to $250.0 million from $161.0 million at year-end 1999.

- Securities held-to-maturity decreased 13% to $372.6 million from $426.3 million at year-end 1999.

- Total deposits increased 5% to $1,816.3 million from $1,721.7 million at year-end 1999.

- Stockholders' equity rose 8% to $193.8 million from $179.1 million at year-end 1999.

INTEREST EARNING ASSET MIX

     The tables below present the components of interest earning assets as of the dates and for the periods indicated:

                                                                      (Dollars in thousands)
INTEREST EARNING ASSETS:                                  AS OF 6/30/00                    AS OF 12/31/99
                                                 -----------------------------      -----------------------------
                                                    AMOUNT         PERCENTAGE          AMOUNT         PERCENTAGE
                                                 ------------     ------------      ------------     ------------
Federal funds sold and securities purchased
  under agreements to resell                     $      8,000              0.4%     $      5,000              0.3%
Securities available-for-sale                         249,971             12.6           160,991              8.8
Securities held-to-maturity                           372,626             18.9           426,332             23.2
Loans, net of deferred loan fees                    1,363,256             69.1         1,265,087             68.8
Allowance for loan losses                             (20,907)            (1.1)          (19,502)            (1.1)
                                                 ------------     ------------      ------------     ------------
Loans, net                                          1,342,349             68.0         1,245,585             67.7
Deposits with banks                                     1,269              0.1               568              -0-
                                                 ------------     ------------      ------------     ------------

Total interest earning assets                    $  1,974,215            100.0%     $  1,838,476            100.0%
                                                 ============     ============      ============     ============

                                                                     (DOLLARS IN THOUSANDS)
AVERAGE INTEREST EARNING ASSETS:                           2ND QTR, 2000                     2ND QTR, 1999
                                                 -----------------------------      -----------------------------
                                                     AMOUNT         PERCENTAGE        AMOUNT           PERCENTAGE
                                                 ------------     ------------      ------------     ------------
Federal funds sold and securities purchased
  under agreements to resell                     $     12,181              0.6%     $     45,621              2.7%
Securities available-for-sale                         214,206             11.0           179,702             10.4
Securities held-to-maturity                           400,081             20.6           465,445             27.0
Loans, net of deferred loan fees                    1,337,472             68.8         1,050,368             60.9
Allowance for loan losses                             (20,679)            (1.1)          (17,080)            (1.0)
                                                 ------------     ------------      ------------     ------------
Loans, net                                          1,316,793             67.7         1,033,288             59.9
Deposits with banks                                     1,322              0.1               279              -0-
                                                 ------------     ------------      ------------     ------------
  Total interest earning assets                  $  1,944,583            100.0%     $  1,724,335            100.0%
                                                 ============     ============      ============     ============

                                                                       (DOLLARS IN THOUSANDS)
                                                    FOR THE SIX MONTHS ENDED           FOR THE SIX MONTHS ENDED
AVERAGE INTEREST EARNING ASSETS:                          JUNE 30, 2000                     JUNE 30, 1999
                                                 -----------------------------      -----------------------------
                                                     AMOUNT         PERCENTAGE        AMOUNT           PERCENTAGE
                                                 ------------     ------------      ------------     ------------
Federal funds sold and securities purchased
  under agreements to resell                     $     13,088              0.7%     $     61,356              3.6%
Securities available-for-sale                         187,150              9.8           205,273             12.0
Securities held-to-maturity                           411,133             21.6           455,434             26.6
Loans, net of deferred loan fees                    1,310,703             68.9         1,005,602             58.8
Allowance for loan losses                             (20,244)            (1.1)          (16,803)            (1.0)
                                                 ------------     ------------      ------------     ------------
Loans, net                                          1,290,459             67.8           988,799             57.8
Deposits with banks                                     1,194              0.1               421              -0-
                                                 ------------     ------------      ------------     ------------
  Total interest earning assets                  $  1,903,024            100.0%     $  1,711,283            100.0%
                                                 ============     ============      ============     ============

     From the tables above, we can see that:

-    Loan demand continued to be strong during the first two quarters of 2000.

- The decrease in average securities as a whole in the second quarter as well as the first six months of 2000 was due to proceeds from some matured or called securities not being reinvested to meet strong loan demand.

- As a percentage of total interest earning assets, average net loans increased from 59.9% in the second quarter of 1999 to 67.7% in the second quarter of 2000. In the meantime all other types of interest earning assets decreased from 40.1% to 32.2%. The change in the interest earning asset mix from other types of investments to loans was favorable to our net interest margin as can be evidenced by improved net interest margin.

SECURITIES

     As of June 30, 2000, unrealized holding losses on securities available-for-sale were $1.4 million compared with $1.7 million at year-end 1999. These unrealized losses, net of tax effect, were included in the Company's stockholders' equity for the periods reported. The unrealized losses, net of tax, were $835,000 at June 30, 2000 and $1.0 million at year-end 1999. The unrealized holding losses resulted mainly from the increasing interest rate environment.

     The average taxable equivalent yield on securities rose 20 basis points to 6.40% in the second quarter of 2000, compared to 6.20% for the same quarter in 1999 as some matured securities were replaced at higher prevailing interest rates.

     The following tables summarize the composition and maturity distribution of the investment portfolio as of the dates indicated:

                                                         AS OF 6/30/00 (IN THOUSANDS)
                                          -------------------------------------------------------
                                                           GROSS            GROSS
                                           AMORTIZED     UNREALIZED      UNREALIZED       FAIR
SECURITIES AVAILABLE-FOR-SALE:               COST           GAINS          LOSSES         VALUE
                                          ----------  ----------------   ----------    ----------
FAIR VALUE

U.S. Treasury securities                  $ 14,997           $ -0-          $ -0-       $ 14,997
U.S. government agencies                    79,844             263             21         80,086
State and municipal securities                 525             -0-            -0-            525
Mortgage-backed securities                  12,660             -0-            215         12,445
Collateralized mortgage obligations          6,682             -0-            145          6,537
Assets-backed securities                    13,454             -0-            534         12,920
Federal Home Loan Bank Stock                 5,418             -0-            -0-          5,418
Commercial paper                            49,872             -0-             10         49,862
Corporate bonds                             59,664             126            934         58,856
Equity securities                            8,296              29            -0-          8,325
                                          --------       ---------       --------       --------
     Total                                $251,412       $     418       $  1,859       $249,971
                                          ========       =========       ========       ========

                                                        AS OF 12/31/99 (IN THOUSANDS)
                                          -------------------------------------------------------
                                                           GROSS            GROSS
                                           AMORTIZED     UNREALIZED      UNREALIZED       FAIR
SECURITIES AVAILABLE-FOR-SALE:               COST           GAINS          LOSSES         VALUE
                                          ----------  ----------------   ----------    ----------
U.S. Treasury securities                  $     25           $ -0-          $ -0-       $     25
U.S. government agencies                    40,553               3            338         40,218
State and municipal securities                 540             -0-            -0-            540
Mortgage-backed securities                  14,813               1            181         14,633
Collateralized mortgage obligations          7,945             -0-            121          7,824
Assets-backed securities                    16,867             -0-            419         16,448
Federal Home Loan Bank stock                 6,851             -0-            -0-          6,851
Commercial paper                            40,100             -0-             24         40,076
Corporate bonds                             35,034              13            671         34,376
                                          --------       ---------       --------       --------
     Total                                $162,728       $      17       $  1,754       $160,991
                                          ========       =========       ========       ========

                                                        AS OF 6/30/00 (IN THOUSANDS)
                                          -------------------------------------------------------
                                                           GROSS           GROSS       ESTIMATED
                                           CARRYING     UNREALIZED      UNREALIZED        FAIR
SECURITIES HELD-TO-MATURITY:                VALUE          GAINS           LOSSES        VALUE
                                          ----------  ----------------   ----------    ----------
U.S. Treasury securities                 $  54,666       $      1        $  1,522      $  53,145
State and municipal securities              69,780            671           2,048         68,403
Mortgage-backed securities                 121,118            -0-           3,637        117,481
Collateralized mortgage obligations         56,051              2             950         55,103
Assets-backed securities                    19,692            -0-             233         19,459
Corporate bonds                             51,319            -0-           2,446         48,873
                                          --------       --------        --------       --------
     Total                                $372,626       $    674        $ 10,836       $362,464
                                          ========       ========        ========       ========

                                                                     AS OF 12/31/99 (IN THOUSANDS)
                                                -------------------------------------------------------------------
                                                 Carrying        Gross                Gross              Estimated
SECURITIES HELD-TO-MATURITY:                      Value     Unrealized Gains     Unrealized Losses       Fair Value
                                                -------------------------------------------------------------------
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
                                                  ========         ======              =======          ========

SECURITIES PORTFOLIO MATURITY DISTRIBUTION:

                                                                AS OF 6/30/00 (IN THOUSANDS)
                                         --------------------------------------------------------------------------
                                          1 Year       After 1 But        After 5 But          Over
SECURITIES AVAILABLE-FOR-SALE:            or Less    Within 5 Years     Within 10 Years      10 Years         Total
                                         --------------------------------------------------------------------------

U.S. Treasury securities                  $  14,997     $      -0-        $      -0-      $      -0-      $ 14,997
U.S. government agencies                     44,281         16,723            19,082             -0-        80,086
State and municipal securities                  525            -0-               -0-             -0-           525
Mortgage-backed securities*                   1,874            626             1,822           8,123        12,445
Collateralized mortgage obligations*            -0-            -0-             2,953           3,584         6,537
Assets-backed securities*                       -0-          3,452             9,468             -0-        12,920
Federal Home Loan Bank stock                  5,418            -0-               -0-             -0-         5,418
Commercial paper                             49,862            -0-               -0-             -0-        49,862
Corporate bonds                              11,400         38,035             9,421             -0-        58,856
Equity securities                             8,325            -0-               -0-             -0-         8,325
                                         ----------    -----------       -----------     -----------   -----------
     Total                                 $136,682        $58,836           $42,746         $11,707      $249,971
                                           ========        =======           =======         =======      ========


                                                                AS OF 6/30/00 (IN THOUSANDS)
                                          ------------------------------------------------------------------------
                                           1 Year      After 1 But        After 5 But        Over
SECURITIES HELD-TO-MATURITY:               or Less   Within 5 Years    Within 10 Years     10 Years      Total
                                          ------------------------------------------------------------------------

U.S. government agencies                $       -0-      $  54,666      $        -0-     $       -0-     $  54,666
State and municipal securities                2,177          8,923            23,819          34,861        69,780
Mortgage-backed securities*                   3,925         10,651            34,669          71,873       121,118
Collateralized mortgage obligations*            -0-            -0-            44,481          11,570        56,051
Assets-backed securities*                       -0-         19,692               -0-             -0-        19,692
Corporate bonds                                 -0-         46,282             5,037             -0-        51,319
                                        -----------     ----------       -----------   -------------    ----------
     Total                                 $  6,102       $140,214          $108,006        $118,304      $372,626
                                           ========       ========          ========        ========      ========


* The mortgage-backed securities and assets-backed securities reflect stated maturities and not anticipated prepayments.

LOANS

     Our loan demand remained strong in the first two quarters of 2000. Total gross loans grew by $98.4 million or 8% to $1,367.1 million at June 30, 2000, compared with $1,268.7 million at year-end 1999.

     The growth was primarily attributable to commercial mortgage loans and secondarily, real estate construction loans. The continued growth in the California economy and favorable economic conditions in the Houston area, have led to strong real estate markets and demand in these types of loans. Management believes this trend will continue in the California market, although the demand in the Houston market has slowed down recently. Total construction loan commitment outstanding was approximately $67.8 million as of June 30, 2000.

     The following table sets forth the classification of loans by type and mix as of the dates indicated:

                                                                         (Dollars in thousands)
                                                                As of 6/30/00                 As of 12/31/99
                                                             -------------------------     -----------------------
TYPES OF LOANS:                                               AMOUNT       PERCENTAGE       AMOUNT      PERCENTAGE
                                                              ------       ----------       ------      ----------
Commercial loans                                           $  404,780        30.2%        $  395,138       31.7%
Residential mortgage loans                                    213,377        15.9            207,568       16.7
Commercial mortgage loans                                     628,362        46.8            577,541       46.4
Real estate construction loans                                 92,962         6.9             62,516        5.0
Installment loans                                              27,326         2.1             25,498        2.1
Other loans                                                       317         0.0                419        0.0
                                                        -------------                  -------------

  Total loans - Gross                                       1,367,124                      1,268,680
Allowance for loan losses                                     (20,907)       (1.6)           (19,502)      (1.6)
Unamortized deferred loan fees                                 (3,868)       (0.3)            (3,593)      (0.3)
                                                        --------------    --------    ---------------     ------

  Total loans - Net                                        $1,342,349        100.0%       $1,245,585      100.0%
                                                           ==========        ======       ==========      ======


RISK ELEMENTS OF THE LOAN PORTFOLIO

NON-PERFORMING ASSETS

     Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, and OREO.

     Our non-performing assets decreased $5.6 million or 26% to $16.2 million at June 30, 2000 as compared to $21.8 million at year-end 1999. OREO was reduced by $2.9 million, nonaccrual loans decreased $1.9 million and loans past due 90 days or more and still accruing interest fell $738,000 during the first six months of 2000. As a percentage of gross loans plus OREO, our non-performing assets decreased to 1.18% at June 30, 2000 from 1.71% at year-end 1999.

     The non-performing loan coverage ratio, defined as the allowance for loan losses to non-performing loans, increased to 141.26% at June 30, 2000, which was considerably higher than that of 111.95% at year-end 1999. This was primarily due to the reduction of $2.6 million in the non-performing loans.

     The following table presents the breakdown of non-performing assets by categories as of the dates indicated:

                                                                                   (Dollars in thousands)
                                                                                6/30/00             12/31/99
                                                                                --------            --------
Accruing loans past due 90 days or more                                         $  2,986            $  3,724
Nonaccrual loans                                                                  11,814              13,696
                                                                                --------            --------
  Total non-performing loans                                                      14,800              17,420
Real estate acquired in foreclosure                                                1,400               4,337
                                                                                --------            --------

  Total non-performing assets                                                    $16,200             $21,757
                                                                                ========            ========

Accruing troubled debt restructurings                                              4,559               4,581
Non-performing assets as a percentage of gross loans plus OREO                     1.18%               1.71%
Allowance for loan losses as a percentage of non-performing loans                141.26%             111.95%

NONACCRUAL LOANS

     The nonaccrual loans of $11.8 million at June 30, 2000 consisted mainly of $8.0 million in commercial mortgage loans and $3.2 million in commercial loans.

     The following tables present the type of properties securing the loans and the type of businesses the borrowers engaged in under commercial mortgage and commercial nonaccrual loan categories as of the dates indicated:

                                                                         (In thousands)
                                                              6/30/00                       12/31/99
                                                     ----------------------------------------------------------
                                                           Nonaccrual Loan Secured by Real Estate Property
                                                     ----------------------------------------------------------
                                                     Commercial                       Commercial
TYPE OF PROPERTY:                                     Mortgage       Commercial        Mortgage      Commercial
                                                     -----------     -----------      ----------     ----------
Single/multi-family residence                         $    1,073        $    496        $  1,014       $    628
Commercial                                                 3,921           1,892           4,971          5,425
Land                                                       2,989              30             -0-            -0-
Others                                                       -0-             430             186            307
Unsecured                                                    -0-             317             -0-            392
                                                     -----------     -----------      ----------     ----------

Total                                                   $  7,983        $  3,165        $  6,171       $  6,752
                                                     ===========     ===========      ==========     ==========


                                                                             (In thousands)
                                                                6/30/00                        12/31/99
                                                                      Nonaccrual Loan Balance
                                                      ---------------------------------------------------------
                                                      Commercial                     Commercial
TYPE OF BUSINESS:                                      Mortgage       Commercial      Mortgage       Commercial
                                                      ----------      ----------     -----------     ----------
Real estate development                                $   2,989       $     112       $     354      $     347
Real estate management                                     3,607              50           4,366            100
Wholesale/retail                                             -0-           1,272             -0-            896
Food/Restaurant                                              -0-             879             -0-            889
Import                                                       332             -0-             621          3,307
Motel                                                        391             -0-             425            -0-
Investments                                                  314             -0-             334            -0-
Manufacturing                                                -0-             250             -0-            270
Others                                                       350             602              71            943
                                                       ---------       ---------     -----------     ----------
  Total                                                 $  7,983        $  3,165        $  6,171       $  6,752
                                                       =========       =========     ===========     ==========

COMMERCIAL MORTGAGE NONACCRUAL LOANS

- The balance of $3.9 million consisted of two credits secured by first trust deeds on commercial properties, one of which in the amount of $3.6 million was transferred to OREO in July 2000.

- The balance of $3.0 million consisted of two credits secured by first trust deeds on land.

COMMERCIAL NONACCRUAL LOANS

- The balance of $1.9 million consisted of five credits secured primarily by first trust deeds on commercial buildings and warehouses.

TROUBLED DEBT RESTRUCTURINGS

     Troubled debt restructurings stayed approximately the same at $4.6 million as of June 30, 2000 and at year-end 1999. All of the troubled debt restructurings at June 30, 2000 were commercial mortgage loans and were accruing interest under their revised terms.

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

     As of June 30, 2000 we identified impaired loans with a recorded investment of $25.1 million.

LOAN CONCENTRATION

     We experienced no loan concentrations to multiple borrowers in similar activities, which exceeded 10% of total loans as of June 30, 2000.

ALLOWANCE FOR LOAN LOSSES

     The following table presents information relating to the allowance for loan losses for the periods indicated:

                                                                                (Dollars in thousands)
                                                                             For the               For the
                                                                        six months ended         year ended
                                                                             6/30/00               12/31/99
                                                                        ----------------         -----------
Balance at beginning of period                                                 $19,502               $15,970
Provision for loan losses                                                        2,100                 4,200
Loans charged-off                                                                 (767)               (1,731)
Recoveries of charged-off loans                                                     72                 1,063
                                                                        ----------------         -----------

Balance at end of period                                                       $20,907               $19,502
                                                                        ================         ===========

Average net loans outstanding during the period                             $1,290,459            $1,088,578
Ratio of net charge-offs to average net loans
  outstanding during the period (annualized)                                     0.11%                 0.06%
Provision for loan losses to average net loans
  outstanding during the period (annualized)                                     0.33%                 0.39%
Allowance to non-performing loans at period-end                                141.26%               111.95%
Allowance to gross loans at period-end                                           1.53%                 1.54%

- The $767,000 charged-off loans in the first six months of 2000 comprised primarily construction loans, and secondarily commercial loans, installment loans and equity lines.

-    The $72,000 recoveries were from installment loans and commercial loans.

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

     The following tables present a breakdown of impaired loans and the related allowances as of the dates indicated:

                                            AS OF 6/30/00 (IN THOUSANDS)
                                      ------------------------------------------
                                       RECORDED                            NET
                                      INVESTMENT        ALLOWANCE        BALANCE
                                      ------------------------------------------
Commercial                            $ 10,038          $ 1,370         $  8,668
Commercial mortgage                     14,918            2,138           12,780
Other                                      183              183              -0-
                                      --------          -------         --------
  Total                               $ 25,139          $ 3,691         $ 21,448
                                      ========          =======         ========

                                             AS OF 12/31/99 (IN THOUSANDS)
                                     -------------------------------------------
                                      RECORDED                            NET
                                     INVESTMENT        ALLOWANCE        BALANCE
                                     -------------------------------------------
Commercial                           $ 12,686         $  1,831          $ 10,855
Commercial mortgage                    13,412            1,912            11,500
Other                                     181              181               -0-
                                     --------         --------          --------
  Total                              $ 26,279         $  3,924          $ 22,355
                                     ========         ========          ========

     Based on our evaluation process and the methodology to determine the level of the allowance for loan losses mentioned previously, management believes the allowance level at June 30, 2000 to be adequate to absorb estimated probable future losses identified through its analysis.

OTHER REAL ESTATE OWNED

     Our OREO, net of a valuation allowance of $193,000, was carried at $1.4 million as of June 30, 2000 in comparison to OREO, net of a valuation allowance of $614,000, being carried at $4.3 million at year-end 1999.

     During the first six months of 2000, we acquired three properties in the amount of $825,000 and disposed of six properties totaling $4.2 million with a net gain of $234,000. There were five outstanding OREO properties as of June 30, 2000, which included land, commercial buildings, and a warehouse. All of them are located in Southern California.

     We maintain a valuation allowance for OREO properties to reduce the carrying value of OREO to the estimated fair value of the properties. We perform periodic evaluations on each property and make corresponding adjustments to the valuation allowance, if necessary. Any decline in value is recognized by a corresponding increase to the valuation allowance in the current period. Management provided approximately $63,000 to the provision for OREO losses in the first six months of 2000.

INVESTMENTS IN REAL ESTATE

     Our investments in real estate increased $111,000 to $17.1 million at June 30, 2000 from year-end 1999. They are consisted of investments in four limited partnerships formed for the purpose of investing in low income housing projects, which qualify for Federal low income housing tax credits.

     The following table summarizes the composition of our investments in real estate as of the dates indicated:

                               PERCENTAGE OF   ACQUISITION
(DOLLARS IN THOUSANDS)           OWNERSHIP         DATE        6/30/00      12/31/99
-------------------------------------------------------------------------------------
Las Brisas                        49.50%          12/93       $     149    $     209
Los Robles                        99.00%          08/95             407          431
California tax credit fund        36.00%          03/99          14,485       14,841
Wilshire Courtyard                99.90%          05/99           2,057        1,506
                                                               --------     --------
                                                               $ 17,098     $ 16,987
                                                               ========     ========

DEPOSITS

     During the first six months of 2000, total deposits grew by $94.6 million or 5% to $1,816.3 million from $1,721.7 million at year-end 1999. The majority of the increase came from core deposits, defined as total deposits minus time deposits of $100,000 or more ("Jumbo CD's") and brokered deposits.

     The following tables display the deposit mix as of the dates and for the periods indicated:

                                                            (DOLLARS IN THOUSANDS)
                                           --------------------------------------------------------
                                                 AS OF 6/30/00                 AS OF 12/31/99
                                           ---------------------------   --------------------------
TYPES OF DEPOSITS:                            AMOUNT       PERCENTAGE       AMOUNT       PERCENTAGE
                                           -----------     ----------    ------------    ----------
Demand                                     $   230,156          12.7%     $   195,140         11.3%
NOW accounts                                   122,678           6.7          121,394          7.0
Money market accounts                          106,340           5.8           97,821          5.7
Savings deposits                               235,184          13.0          236,764         13.8
Time deposits under $100                       370,326          20.4          362,553         21.1
Time deposits of $100 or more                  751,647          41.4          708,064         41.1
                                           -----------      ---------     -----------      --------
  Total deposits                           $ 1,816,331         100.0%     $ 1,721,736        100.0%
                                           ===========      =========     ===========      ========

                                                            (DOLLARS IN THOUSANDS)
                                                 2ND QTR, 2000                  2ND QTR, 1999
                                           --------------------------     -------------------------
AVERAGE DEPOSITS:                            AMOUNT        PERCENTAGE       AMOUNT       PERCENTAGE
                                           -----------     ----------     -----------    ----------
Demand                                     $   205,278        11.5%       $   180,073        11.3%
NOW accounts                                   122,021         6.9            116,091         7.3
Money market accounts                          108,172         6.1             93,212         5.9
Savings deposits                               230,141        12.9            207,109        13.0
Time deposits under $100                       370,636        20.8            335,080        21.1
Time deposits of $100 or more                  743,121        41.8            659,181        41.4
                                           -----------      --------      -----------      --------
  Total deposits                           $ 1,779,369       100.0%       $ 1,590,746       100.0%
                                           ===========      ========      ===========      ========

                                                             (DOLLARS IN THOUSANDS)
                                            FOR THE SIX MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                    6/30/00                        6/30/99
                                           --------------------------     -------------------------
AVERAGE DEPOSITS:                            AMOUNT        PERCENTAGE       AMOUNT       PERCENTAGE
                                           -----------     ----------     -----------    ----------
Demand                                     $   204,547        11.6%       $   183,470         11.6%
NOW accounts                                   122,227         6.9            115,216          7.3
Money market accounts                          104,000         5.9            102,165          6.4
Savings deposits                               229,559        13.1            205,740         13.0
Time deposits under $100                       368,969        21.0            334,126         21.1
Time deposits of $100 or more                  729,376        41.5            642,505         40.6
                                           -----------      ---------     -----------      --------
  Total deposits                            $1,758,678       100.0%        $1,583,222        100.0%
                                           ===========      ========      ===========      ========

From the above tables, we can see that:

- Core deposits increased $51.0 million during the first six months of 2000. Contributing to the growth of core deposits was primarily demand deposits. Demand deposits went up $35.0 million during the period as a result of a promotion in the second quarter.

- As a single deposit type, jumbo CD's still accounted for the most increase which added $43.6 million in the first six months of 2000.

- Between the second quarters of 2000 and 1999, average core deposits increased $104.7 million while average Jumbo CD's rose $83.9 million.

     As interest rate spreads continued to widen between Jumbo CD's and other types of interest-bearing deposits under the prevailing interest rate environment, our Jumbo CD portfolio maintained its faster growth than other types of deposits. Nevertheless, management considers our Jumbo CD's generally less volatile primarily due to the following reasons:

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

     Management continues to monitor the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the patrons the Bank is servicing. To discourage the growth in Jumbo CD's, management has continued to make efforts in the following areas:

1) to offer non-competitive interest rates paid on Jumbo CD's;
2) to offer new transaction-based products, such as the tiered money market accounts;
3) to promote transaction-based products from time to time, such as demand deposits;
4) to seek to diversify the customer base by branch expansion and/or acquisition as opportunities arise.

CAPITAL RESOURCES

     Stockholders' equity amounted to $193.8 million or 9.04% of total assets as of June 30, 2000, compared with $179.1 million or 8.97% of total assets at year-end 1999. The increase of $14.7 million in stockholders' equity was primarily from:

- an addition of $17.4 million from net income, less dividends paid of $3.8 million.

- $854,000 from issuance of additional common shares through the Dividend Reinvestment Plan and proceeds from exercise of stock options

- a decrease of $171,000 in the net unrealized holding losses on securities available-for-sale, net of tax.

     We declared a cash dividend of $0.21 per common share in January, April and July 2000 on 9,033,583, 9,044,685 and 9,063,422 shares outstanding, respectively. Total cash dividends paid in 2000, including the $1.9 million paid in July, amounted to $5.7 million.

     Management seeks to retain the Company's capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

     The Company and the Bank's regulatory capital continued to well exceed the regulatory minimum requirements at June 30, 2000. The capital ratios of the Bank place it in the "well capitalized" category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0% and Tier 1 leverage capital ratio equal to or greater than 5.0%.

     The following tables present the Company and the Bank's capital and leverage ratios as of June 30, 2000 and December 31, 1999:

                                                                  COMPANY (DOLLARS IN THOUSANDS)
                                               ---------------------------------------------------------------
                                                       AS OF 6/30/00                    AS OF 12/31/99
                                               ---------------------------       -----------------------------
                                                  BALANCE       PERCENTAGE        BALANCE           PERCENTAGE
                                               ----------       ----------       ----------         ----------
Tier 1 capital (to risk-weighted assets)       $  184,467(1)       10.55%        $  169,556(2)          10.50%
Tier 1 capital minimum requirement                 69,950           4.00             64,588              4.00
                                               ----------       ----------       ----------         ----------
  Excess                                       $  114,517           6.55%        $  104,968              6.50%
                                               ==========       ==========       ==========         ==========

Total capital (to risk-weighted assets)        $  205,374(1)       11.74%        $  189,058(2)          11.71%
Total capital minimum requirement                 139,900           8.00            129,176              8.00
                                               ----------       ----------       ----------         ----------
  Excess                                       $   65,474           3.74%        $   59,882              3.71%
                                               ==========       ==========       ==========         ==========

Risk-weighted assets                           $1,748,756                        $1,614,695
Tier 1 capital (to average assets)
     - Leverage ratio                          $  184,467(1)        8.81%        $  169,556(2)           8.93%
Minimum leverage requirement                       83,730           4.00             75,974              4.00
                                               ----------       ----------       ----------         ----------
  Excess                                       $  100,737           4.81%        $   93,582              4.93%
                                               ==========       ==========       ==========         ==========

Total average assets                           $2,093,249                        $1,899,358


                                                                 BANK (DOLLARS IN THOUSANDS)
                                               ---------------------------------------------------------------
                                                       AS OF 6/30/00                    AS OF 12/31/99
                                               ----------------------------         --------------------------
                                                 BALANCE        PERCENTAGE            BALANCE       PERCENTAGE
                                               ----------       -----------         ----------      ----------
Tier 1 capital (to risk-weighted assets)       $  177,239(1)       10.14%           $  163,093(2)      10.10%
Tier 1 capital minimum requirement                 69,924           4.00                64,588          4.00
                                               ----------       -----------         ----------      ----------
  Excess                                       $  107,315           6.14%           $   98,505          6.10%
                                               ==========       ===========         ==========      ==========

Total capital (to risk-weighted assets)        $  198,146(1)       11.34%           $  182,595(2)      11.31%
Total capital minimum requirement                 139,848           8.00               129,176          8.00
                                               ----------       -----------         ----------      ----------
  Excess                                       $   58,298           3.34%           $   53,419          3.31%
                                               ==========       ===========         ==========      ==========

Risk-weighted assets                           $1,748,100                           $1,614,695
Tier 1 capital (to average assets)
     - Leverage ratio                          $  177,239(1)        8.49%           $  163,093(2)       8.59%
Minimum leverage requirement                       83,515           4.00                75,974          4.00
                                               ----------       -----------         ----------      ----------
  Excess                                       $   93,724           4.49%           $   87,119          4.59%
                                               ==========       ===========         ==========      ==========

Total average assets                           $2,087,875                           $1,899,356


1 Excluding the unrealized holding losses on securities available-for-sale of $835,000, and goodwill of $10,146,000.

2 Excluding the unrealized holding losses on securities available-for-sale of $1,006,000, and goodwill of $10,559,000.

LIQUIDITY AND MARKET RISK

LIQUIDITY

     Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans and advances from Federal Home Loan Bank ("FHLB"). As of June 30, 2000, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) decreased slightly to 32.64%, compared with 33.91% at year-end 1999.

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

     We had significant portion of our time deposits maturing within one year or less as of June 30, 2000. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Company's marketplace. However, based on our historical runoff experience, we expect the outflow will be minimal and can be replenished through our normal growth in deposits.

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

     As of June 30, 2000, the Company was asset sensitive with a cumulative gap ratio of a positive 19.61% within three months, and liability sensitive with a cumulative gap ratio of a negative 7.44% within one year. This compared with a positive 16.25% within three months, and a negative 9.78% within one year at year-end 1999.

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

     To manage and control our interest rate risk, we concentrate our efforts on seeking to increase our yield-cost spread through growth and competitive pricing. Management will use hedging instruments when deemed prudent to maintain and/or increase our spread. The hedging activities as of June 30, 2000 were immaterial. The composition of the Company's financial instruments that are sensitive to changes in interest rates have not significantly changed since December 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information concerning market risk, see "Liquidity and Market Risk -Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations above on pages 25 and 26.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of stockholders was held on April 17, 2000. At the 2000 Annual Meeting, the stockholders approved to elect the following four Class I directors to serve until the 2003 annual meeting of stockholders:

     Michael M.Y. Chang
     Patrick S.D. Lee
     Anthony M. Tang
     Thomas G. Tartaglia

     The number of votes cast for or withheld, with respect to the election of each Class I Director was as follows:

                                                                       BROKER
                           FOR              WITHHELD        AGAINST    NON-VOTE
                        ---------           --------        -------    --------
Michael M.Y. Chang      6,553,968            282,942           -0-       -0-
Patrick S.D. Lee        6,570,432            266,478           -0-       -0-
Anthony M. Tang         6,570,432            266,478           -0-       -0-
Thomas G. Tartaglia     6,570,267            266,643           -0-       -0-

     Other directors whose terms of office continued after the meeting:

     TERM ENDING IN 2001 (CLASS II)   TERM ENDING IN 2002 (CLASS III)
     ------------------------------   -------------------------------

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

                                           Cathay Bancorp, Inc.
                                           ---------------------
                                           (Registrant)


Date:  August 9, 2000                      By /s/ DUNSON K. CHENG
                                           ----------------------
                                           Dunson K. Cheng
                                           Chairman and President


Date:  August 9, 2000                      By /s/ ANTHONY M. TANG
                                           ----------------------
                                           Anthony M. Tang
                                           Chief Financial Officer