Form 10-Q
period 2000-09-30
CATHAY BANCORP INC
filed 2000-11-13
CIK 861842

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       OR

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -------------

Commission file number  0-18630


                              CATHAY BANCORP, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                         95-4274680
---------------------------------------------            ---------------------
(State of other jurisdiction of incorporation            (I.R.S. Employer
          or organization)                               Identification No.)


777 NORTH BROADWAY, LOS ANGELES, CALIFORNIA                        90012
------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (213) 625-4700
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
Yes  X        No  X
    ---          ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $.01 par value, 9,074,168 shares outstanding as of November 10, 2000.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION   .................................................................................3

         Item 1.      Financial Statements (unaudited)       .....................................................4
                      Notes to Condensed Consolidated Financial Statements (unaudited) ...........................7
         Item 2.      Management's Discussion and Analysis of
                         Financial Condition and Results of Operations ...........................................8
         Item 3.      Quantitative and Qualitative Disclosures
                         About Market Risk  .....................................................................29

PART II - OTHER INFORMATION     .................................................................................29

         Item 1.      Legal Proceedings...........................................................................29
         Item 2.      Changes in Securities and Use of Proceeds  .................................................29
         Item 3.      Defaults upon Senior Securities   ..........................................................29
         Item 4.      Submission of Matters to a Vote of Security Holders   ......................................29
         Item 5.      Other Information    .......................................................................29
         Item 6.      Exhibits and Reports on Form 8-K   .........................................................29

SIGNATURES     ...................................................................................................30


                         PART I - FINANCIAL INFORMATION
                         ------------------------------


                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

                       CATHAY BANCORP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (In thousands, except share and per share data)
                                   (unaudited)


                                                                               Sept. 30, 2000         Dec. 31, 1999
                                                                           ----------------------  ---------------------
ASSETS
Cash and due from banks                                                  $                53,521 $               59,081
Federal funds sold and securities purchased under
       agreements to resell                                                                   --                  5,000
                                                                           ----------------------  ---------------------
       Cash and cash equivalents                                                          53,521                 64,081
Securities available-for-sale (amortized cost of
       $219,832 in 2000 and $162,728 in 1999)                                            220,092                160,991
Securities held-to-maturity (estimated fair
       value of $401,044 in 2000 and $416,827 in 1999)                                   406,912                426,332
Loans (net of allowance for loan losses of
       $21,574 in 2000 and $19,502 in 1999)                                            1,406,919              1,245,585
Other real estate owned, net                                                               5,098                  4,337
Investments in real estate, net                                                           17,383                 16,987
Premises and equipment, net                                                               29,626                 25,299
Customers' liability on acceptances                                                       21,529                 13,721
Accrued interest receivable                                                               15,065                 13,150
Goodwill                                                                                   9,895                 10,559
Other assets                                                                              16,184                 14,882
                                                                           ----------------------  ---------------------
       Total assets                                                      $             2,202,224 $            1,995,924
                                                                           ======================  =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
       Non-interest bearing demand deposits                              $               215,460 $              195,140
       Interest bearing accounts
            NOW accounts                                                                 123,532                121,394
            Money market deposits                                                        120,939                 97,821
            Savings deposits                                                             227,079                236,764
            Time deposits under $100                                                     375,674                362,553
            Time deposits of $100 or more                                                746,865                708,064
                                                                           ----------------------  ---------------------
       Total deposits                                                                  1,809,549              1,721,736
Federal funds purchased and securities sold
       under agreements to repurchase                                                    139,465                 46,990
Advances from Federal Home Loan Bank                                                      10,000                 30,000
Acceptances outstanding                                                                   21,529                 13,721
Other liabilities                                                                         16,962                  4,368
                                                                           ----------------------  ---------------------
       Total liabilities                                                               1,997,505              1,816,815

Stockholders' equity
       Preferred stock, $.01 par value; 10,000,000
            shares authorized, none issued                                                    --                     --
       Common stock, $.01 par value; 25,000,000 shares
            authorized, 9,063,810 and 9,033,583 shares issued and
            outstanding in 2000 and 1999, respectively                                        91                     90
       Additional paid-in-capital                                                         65,787                 64,529
       Accumulated other comprehensive income (loss), net                                    151                 (1,006)
       Retained earnings                                                                 138,690                115,496
                                                                           ----------------------  ---------------------
       Total stockholders' equity                                                        204,719                179,109
                                                                           ----------------------  ---------------------
       Total liabilities and stockholders' equity                        $             2,202,224 $            1,995,924
                                                                           ======================  =====================


See accompanying notes to unaudited condensed consolidated financial statements.

                       CATHAY BANCORP, INC. AND SUBSIDIARY
      Condensed Consolidated Statements of Income and Comprehensive Income
                 (In thousands, except share and per share data)
                                   (unaudited)


                                                               3rd Qtr               3rd Qtr            YTD             YTD
                                                             Sept. 2000             Sept. 1999       Sept. 2000      Sept. 1999
                                                             -----------            -----------      -----------     -------------
INTEREST INCOME
       Interest on loans                                     $  33,008         $       24,056      $    92,122      $   67,134
       Interest on securities available-for-sale                 4,238                  2,460           10,137           8,268
       Interest on securities held-to-maturity                   5,621                  6,697           17,877          20,319
       Interest on Federal funds sold and securities
            purchased under agreements to resell                   160                    272              551           1,810
       Interest on deposits with banks                              12                      4               32              10
                                                              --------            -----------       ----------        --------
       Total interest income                                    43,039                 33,489          120,719          97,541
                                                              ---------           -----------       ----------        --------

INTEREST EXPENSE
       Time deposits of $100 or more                            10,760                  8,268           30,009          24,192
       Other deposits                                            6,958                  4,992           19,257          15,034
       Other borrowed funds                                      1,839                    834            4,246           3,152
                                                              --------             ----------        ---------        --------
       Total interest expense                                   19,557                 14,094           53,512          42,378
                                                              --------             ----------        ---------        --------

       Net interest income before provision for loan losses     23,482                 19,395           67,207          55,163
       Provision for loan losses                                 1,050                  1,050            3,150           3,150
                                                              --------             ----------        ---------        --------
       Net interest income after provision for loan losses      22,432                 18,345           64,057          52,013
                                                              --------             ----------        ---------        --------

NON-INTEREST INCOME
       Securities gains (losses)                                     -                     10                -              (3)
       Letter of credit commissions                                627                    578            1,792           1,643
       Service charges                                           1,146                    905            3,291           2,729
       Other operating income                                      973                    868            3,207           2,091
                                                              --------             ----------        ---------        --------
       Total non-interest income                                 2,746                  2,361            8,290           6,460
                                                              --------             ----------        ---------        --------

NON-INTEREST EXPENSE
       Salaries and employee benefits                            5,449                  4,673           16,352          14,021
       Occupancy expense                                           759                    628            2,357           1,905
       Computer and equipment expense                              666                    647            2,022           1,905
       Professional services expense                               969                    702            2,609           2,472
       FDIC and State assessments                                   88                    105              344             301
       Marketing expense                                           255                    211              924             779
       Real estate operations, net                                  81                    (28)              40            (560)
       Operations of investments in real estate                    296                     94              736            (180)
       Other operating expense                                     930                    611            2,657           2,158
                                                              --------             ----------        ---------        --------
       Total non-interest expense                                9,493                  7,643           28,041          22,801
                                                              --------             ----------        ---------        --------

       Income before income tax expense                         15,685                 13,063           44,306          35,672
Income tax expense                                               4,233                  5,170           15,413          14,091
                                                              --------             ----------        ---------        --------

Net income                                                      11,452                  7,893           28,893          21,581
                                                              --------             ----------        ---------        ---------

Other comprehensive income (loss), net of tax:
       Unrealized holding gains (losses) arising during the
          period                                                   986                    231            1,157          (1,298)
       Less: reclassification adjustment for realized
          gains (losses) on securities included in net income        -                      6                -              (2)
                                                              --------             ----------        ---------        ---------
       Total other comprehensive income (loss), net of tax         986                    225            1,157          (1,296)
                                                              --------             ----------        ---------        ---------
Total comprehensive income                                   $  12,438         $        8,118      $    30,050      $   20,285
                                                              ========             ==========        =========        =========

Net income per common share
       Basic                                                 $    1.26         $         0.88      $      3.19      $    2.40
       Diluted                                               $    1.26         $         0.87      $      3.19      $    2.39

Cash dividends paid per common share                         $   0.210         $        0.210      $     0.630      $    0.595

Basic average common shares outstanding                      9,061,535              9,018,901        9,051,734       9,007,543
Diluted average common shares outstanding                    9,081,702              9,026,190        9,066,127       9,013,132




See accompanying notes to unaudited condensed consolidated financial statements.

                        CATHAY BANCORP, INC. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                        Nine months ended September 30,
                                                                              ---------------------------------------------
                                                                                         2000                   1999
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $             28,893   $            21,581
Adjustments to reconcile net income to net cash
       provided by operating activities:
            Provision for loan losses                                                          3,150                 3,150
            Provision for losses on other real estate owned                                       71                   298
            Depreciation                                                                       1,008                 1,015
            Net gain on sales of other real estate owned                                        (238)                 (660)
            Gain on sales of investments in real estate                                            -                  (394)
            Loss on sales and calls of investment securities                                       -                     3
            Amortization and accretion of investment
                   security premiums, net                                                     (1,024)                  661
            Net decrease in goodwill                                                             664                   507
            Increase (decrease) in deferred loan fees, net                                       608                  (143)
            Increase in accrued interest receivable                                           (1,915)                  (39)
            (Increase) decrease in other assets, net                                          (1,302)                  116
            Increase in other liabilities                                                      2,604                 2,326
---------------------------------------------------------------------------------------------------------------------------
                 Total adjustments                                                             3,626                 6,840
---------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by operating activities                                    32,519                28,421
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available-for-sale                                       (591,782)             (830,704)
Proceeds from maturities and calls of investment securities available-for-sale               566,546               947,035
Proceeds from sale of investment securities available-for-sale                                21,443                     -
Proceeds from repayments of mortgage-backed securities
       available-for-sale                                                                      4,564                 8,685
Purchases of investment securities held-to-maturity                                          (32,240)              (45,057)
Proceeds from maturities and calls of investment securities held-to-maturity                   3,680                 1,310
Purchases of mortgage-backed securities held-to-maturity                                     (29,604)              (38,157)
Proceeds from repayments of mortgage-backed securities held-to-maturity                       29,883                60,922
Net increase in loans                                                                       (168,376)             (215,029)
Purchases of premises and equipment                                                           (5,335)                 (662)
Proceeds from sale of other real estate owned                                                  2,690                 1,798
Proceeds from sale of  investments in real estate                                                  -                 1,026
Net increase in investments in real estate                                                      (396)              (16,082)
---------------------------------------------------------------------------------------------------------------------------
                 Net cash used in investing activities                                      (198,927)             (124,915)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts,
       money market and savings deposits                                                      35,891                 3,356
Net increase in time deposits                                                                 51,922                82,690
Net increase (decrease) in Federal funds purchased and
       securities sold under agreements to repurchase                                         92,475                (6,970)
Decrease in advances from Federal Home Loan Bank                                             (20,000)                    -
Cash dividends                                                                                (5,698)               (5,355)
Proceeds from shares issued under Dividend Reinvestment Plan                                   1,229                 1,218
Proceeds from exercise of stock options                                                           29                     -
---------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by financing activities                                   155,848                74,939
---------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                        (10,560)              (21,555)
Cash and cash equivalents, beginning of the period                                            64,081                81,656
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of the period                                    $             53,521   $            60,101
---------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
       Cash paid during the period for:
            Interest                                                            $             52,960   $            42,520
            Income taxes                                                        $             13,292   $             9,750
       Non-cash investing activities:
            Purchase of securities not yet settled                              $              9,990   $                 -
            Transfers to securities available-for-sale
               within 90 days of maturity                                       $             57,389   $             1,975
            Net change in unrealized holding gains (losses) on securities
               available-for-sale, net of tax                                   $              1,157   $            (1,296)
            Transfers to other real estate owned                                $              4,799   $               776
            Loans to facilitate the sale of other real estate owned             $              1,515   $             1,187
---------------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited condensed consolidated financial statements.

                       CATHAY BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

     SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. As amended by SFAS No. 137, SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued and amended SFAS No. 133. The impact of implementing these statements are not expected to be material to the Company's results of operations or financial condition.

     In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as a replacement of SFAS No. 125 effective for disclosures in financial statements issued subsequent to December 15, 2000, and for transactions entered after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a material impact on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is given based on the assumption that the reader has access to and read the Annual Report on Form 10-K for the year ended December 31, 1999 of Cathay Bancorp, Inc. ("Bancorp") and its subsidiary Cathay Bank ("the Bank"), together ("the Company" or "we").

     The following discussion includes forward-looking statements regarding management's beliefs, projections and assumptions concerning future results and events. These forward-looking statements may, but do not necessarily, also include words such as "believes", "expects", "anticipates", "intends", "plans", "estimates" or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, adverse developments or conditions related to or arising from expansion into new market areas, fluctuations in interest rates, demographic changes, increases in competition, deterioration in asset or credit quality, changes in the availability of capital, adverse regulatory developments, changes in business strategy or development plans, including plans regarding the registered investment company, general economic or business conditions and other factors discussed in the section entitled "Factors that May Affect Future Results" in our Annual Report on Form 10-K for the year ended December 31, 1999. Actual results in any future period may also vary from the past results discussed herein. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak as of the date hereof. We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

RESULTS OF OPERATIONS

     We reported net income of $11.5 million or $1.26 per diluted common share for the third quarter of 2000, compared with $7.9 million or $0.87 per diluted common share for the same quarter of 1999. The $3.6 million or 45% increase in 2000 third quarter net income was primarily attributable to the following:

- a $4.1 million or 21% increase in net interest income before provision for loan losses
-    a $385,000 or 16% increase in non-interest income
-    a $1.9 million or 24% increase in non-interest expense
-    a $937,000 or 18% decrease in income tax expense


     The annualized return on average assets and return on average stockholders' equity for the third quarter of 2000 and 1999 are presented below:


                                                          3RD QTR, 2000             3RD QTR, 1999
                                                          -------------             -------------
     Return on average assets                                     2.10%                     1.73%
     Return on average stockholders' equity                      23.37%                    18.76%



     For the nine months ended September 30, 2000, we reported net income of $28.9 million or $3.19 per diluted common share, compared with $21.6 million or $2.39 per diluted common share for the same period of 1999. The increase in year-to-date net income of $7.3 million or 34% was resulted from:

- a $12.0 million or 22% growth in net interest income before provision for loan losses
-    a $1.8 million or 28% growth in non-interest income
-    a $5.2 million or 23% increase in non-interest expense
-    a $1.3 million or 9% increase in income tax expense


     The annualized return on average assets and return on average stockholders' equity for the first nine months of 2000 and 1999 are presented below:


                                                       NINE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2000         SEPTEMBER 30, 1999
                                                       ------------------         ------------------
     Return on average assets                                     1.84%                     1.57%
     Return on average stockholders' equity                      20.61%                    17.75%



NET INTEREST INCOME

3RD QUARTER
     Net interest income before provision for loan losses for the third quarter of 2000 and 1999 are summarized below:


                                                                                      (In thousands)
                                                                           3RD QTR, 2000         3RD QTR, 1999
                                                                           -------------         -------------
     Net interest income before provision for loan losses                        $23,482               $19,395
     Net interest income before provision for loan losses,
       tax equivalent                                                            $23,935               $19,818



     The increase in net interest income in the third quarter of 2000 is discussed below:

INTEREST INCOME

- Interest income increased $9.6 million or 29% to $43.0 million primarily due to an increase of $9.0 million from interest income on loans to $33.0 million.
- The $9.0 million increase in interest income on loans was attributable to the following:
     1. Increase in volume: an increase of $266.5 million or 24% in average net loans from $1,092.3 million in the third quarter of 1999 to $1,358.8 million in the third quarter of 2000 contributed an additional $6.9 million to interest income. The increase in average loans were funded primarily by growth in deposits, and secondarily Federal funds purchased and securities sold under agreements to repurchase, proceeds from matured securities and cash.
     2. Increase in rate: an increase of 92 basis points in average loan yield from 8.74% to 9.66% added $2.1 million to interest income. The increase in average loan yield was mainly a result of six consecutive interest rate increases by the Federal Reserve Board from the third quarter of 1999 to the second quarter of 2000, which led to a 140 basis point increase in our average reference rate from 8.35% to 9.75%. A majority of the Bank's loans reprice immediately.
- A change in the mix of interest earning assets: as loan demand remained strong in the third quarter of 2000, average net loans, which yield higher than other types of investments, rose from 63.1% to 67.8% as a percentage of total interest earning assets. Conversely, average securities altogether declined from 35.6% to 31.6% and average Federal funds sold decreased from 1.2% to 0.5%.
- Consequently, the average taxable equivalent yield on interest earning assets increased 85 basis points from 7.78% to 8.63%.

INTEREST EXPENSE

- Interest expense increased $5.5 million or 39% to $19.6 million, which was primarily attributable to an increase of $4.5 million in interest expense on interest bearing deposits.
- Average time deposits grew $105.7 million or 10% to $1,122.9 million, of which, $62.6 million were from time deposits over $100,000.
     1. The increase in average time deposits contributed an additional $1.3 million to interest expense.
     2. The increase of 98 basis points in average rate on time deposits from 4.58% to 5.56% contributed an additional $2.7 million to interest expense. The lagging effect of time deposits due to the 50 basis point rate hike in May 2000 by the Federal Reserve Board manifested itself in the third quarter.
- Interest expense on Federal funds purchased and securities sold under agreements to repurchase was up $1.0 million in the third quarter of 2000 as the average volume advanced $52.1 million and the average rate climbed 163 basis points from 4.96% to 6.59%.
- Accordingly, average cost of funds increased 83 basis points from 3.73% to 4.56%.

NET INTEREST MARGIN

- As a result of the factors noted above, net interest margin, defined as taxable equivalent net interest income to average interest earning assets, increased 21 basis points from 4.54% to 4.75%.

YEAR-TO-DATE
     Net interest income before provision for loan losses for the nine months ended September 30, 2000 and 1999 are summarized below:


                                                                                   (In thousands)
                                                                   NINE MONTHS ENDED         NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 2000        SEPTEMBER 30, 1999
                                                                   ------------------        ------------------
     Net interest income before provision for loan losses                  $67,207                  $55,163
     Net interest income before provision for loan losses,
       tax equivalent                                                      $68,507                  $56,408



     The following points summarize the factors impacting the increase in the year-to-date net interest income:

INTEREST INCOME
- Average net loans grew $263.8 million or 25% to $1,313.4 million in the first nine months of 2000. This increase in volume contributed an additional $19.6 million to interest income.
- Average yield on loans climbed 82 basis points from 8.55% to 9.37%. This increase in average loan yield contributed an additional $5.4 million to interest income. Contributing to the higher loan yield in the first nine months of 2000 was mainly a 128 basis point increase in the Bank's average reference rate from 8.12% to 9.40%.
- The return on average interest earning assets increased 85 basis points from 7.57% to 8.42%.

INTEREST EXPENSE

- Average time deposits rose $116.3 million to $1,106.6 million. This increase in volume added another $4.3 million to interest expense.
- Average rate on time deposits increased 59 basis points from 4.68% to 5.27%, which added another $4.6 million to interest expense.
-    Cost of funds advanced 51 basis points from 3.79% to 4.30%.

NET INTEREST MARGIN

- Net interest margin increased 39 basis points from 4.33% in the first nine months of 1999 to 4.72% in the same period of 2000.

PROVISION FOR LOAN LOSSES

     Management provided $1.05 million for loan losses in the third quarter of 2000 as well as 1999. The provision for loan losses for the nine months ended September 30, 2000 and 1999 amounted to $3.15 million. Net charge-offs for the third quarter and first nine months of 2000 were $383,000 and $1.1 million, respectively.

NON-INTEREST INCOME

3RD QUARTER
     Non-interest income totaled $2.7 million and $2.4 million for the third quarter of 2000 and 1999. The $385,000 or 16% increase in the third quarter of 2000 was primarily due to the following items:

- Wire transfer fees, due to increased transaction volume arising primarily from New York branches
-    Safe deposit box income
- Fee income from Cathay Global Investment Services' alternative investment program

YEAR-TO-DATE
     Non-interest income totaled $8.3 million and $6.5 million for the first nine months of 2000 and 1999. In addition to the items mentioned in the previous paragraph, fees and charges related to loans and fee income from financial guarantees contributed to the increase in the year-to-date non-interest income.

NON-INTEREST EXPENSE

3RD QUARTER
     Non-interest expense amounted to $9.5 million for the third quarter of 2000 as compared to $7.6 million for the same quarter of 1999. The $1.9 million or 24% increase was substantially attributable to the operations of the two New York branches which were acquired in December 1999 and the new Diamond Bar branch which opened for business in January 2000. The more significant items are discussed below:

- An increase of $776,000 in salaries and employee benefits. The payroll expense for New York branches accounted for the majority of the salary increase. Moreover, the Bank's officers received an annual salary adjustment in April 2000.
- An increase of $319,000 in other operating expense. Other operating expense includes primarily operating supplies, communications, postage, travel, administrative, amortization of goodwill and general insurance expenses. The increase in these expenses were partially related to the two New York branches and the Diamond Bar branch.
- An increase of $267,000 in professional services expense. Professional services expense consists of, among other things, bank paid appraisal fees, delivery service, armored service, legal fees, accounting fees, consulting fees, computer related expense and facility management expense.
- An increase of $202,000 in operations of investments in real estate. The increase in the third quarter of 2000 was due to higher expense in operations of investments in real estate arising from passive operation losses on low income housing.

     As a result, the efficiency ratio was slightly higher at 36.19% for the third quarter of 2000 as compared to 35.13% for the same quarter of 1999.

YEAR-TO-DATE
     Non-interest expense reached $28.0 million for the nine months ended September 30, 2000, compared with $22.8 million for the same period in 1999. In addition to a $2.3 million increase in salaries and employee benefits and a $499,000 increase in other operating expense due to the same reasons as explained previously, the following items also contributed to the $5.2 million or 23% increase in the year-to date non-interest expense:

- An increase of $916,000 in operations of investments in real estate. The Bank recorded an expense of $736,000 in operations of investments in real estate arising from passive operation losses on low income housing in the first nine months of 2000 compared with income of $180,000 in the same period of 1999 due to a $394,000 gain on sale of a real estate investment property.
- An increase of $600,000 in net other real estate owned ("OREO") expense. This was attributable to a decrease of $422,000 in net gains on sales of OREO and a decrease of $389,000 in OREO rental income offset by a reduction of $227,000 in the provision for OREO losses.
- An increase of $452,000 in occupancy expense, largely from the rent expense for the New York branches.

     The efficiency ratio for the nine months ended September 30, 2000 was 37.14%, which approximated the 37.00% for the same period a year ago.

INCOME TAX EXPENSE

     The effective tax rate in the third quarter of 2000 declined to 27.0% compared with 39.6% in the third quarter of 1999 reflecting a decline in the expected tax rate for fiscal year 2000 to 34.8% from 39.5% in 1999. The decline is due primarily to the impact of the formation of a regulated investment company subsidiary that provides flexibility to raise additional capital in a tax efficient manner. The long-term plan for the regulated investment company is currently under review. There can be no assurance as to the timing or ability of the Company to raise capital through this subsidiary.

FINANCIAL CONDITION OVERVIEW

     We continued our steady growth during the first nine months of 2000. The following are the major balance sheet items which are discussed in detail later in this report:

- Total assets increased 10% to $2,202.2 million from $1,995.9 million at year-end 1999.
- Total net loans grew 13% to $1,406.9 million from $1,245.6 million at year-end 1999.
- Securities available-for-sale increased 37% to $220.1 million from $161.0 million at year-end 1999.
- Securities held-to-maturity decreased 5% to $406.9 million from $426.3 million at year-end 1999.
- Total deposits increased 5% to $1,809.5 million from $1,721.7 million at year-end 1999.
- Federal funds purchased and securities sold under agreements to repurchase increased 197% to $139.5 million from $47.0 million at year-end 1999.
- Advance from Federal Home Loan Bank decreased 67% to $10.0 million from $30.0 million at year-end 1999.
- Stockholders' equity rose 14% to $204.7 million from $179.1 million at year-end 1999.

INTEREST EARNING ASSET MIX

     The tables below present the components of interest earning assets as of the dates and for the periods indicated:



                                                                        (Dollars in thousands)
INTEREST EARNING ASSETS:                                    AS OF 9/30/00                    AS OF 12/31/99
                                                        -------------------------       ----------------------
                                                        AMOUNT         PERCENTAGE       AMOUNT       PERCENTAGE
                                                        ------         ----------       ------       ---------
Federal funds sold and securities purchased
  under agreements to resell                       $           -0-         0.0%       $      5,000        0.3%
Securities available-for-sale                              220,092        10.8             160,991        8.8
Securities held-to-maturity                                406,912        20.0             426,332       23.2
Loans, net of deferred loan fees                         1,428,493        70.2           1,265,087       68.8
Allowance for loan losses                                  (21,574)       (1.1)            (19,502)      (1.1)
                                                        ----------     ---------       -----------      ------
Loans, net                                               1,406,919        69.1           1,245,585       67.7
Deposits with banks                                            808         0.1                 568        -0-
                                                        ----------     ----------      -----------      ------

  Total interest earning assets                         $2,034,731       100.0%         $1,838,476      100.0%
                                                        ==========       ======         ==========      ======

                                                                       (Dollars in thousands)
AVERAGE INTEREST EARNING ASSETS:                             3RD QTR, 2000                   3RD QTR, 1999
                                                     -----------------------------   -----------------------------
                                                       AMOUNT         PERCENTAGE        AMOUNT       PERCENTAGE
                                                       ------         ----------        ------       ---------
Federal funds sold and securities purchased
  under agreements to resell                           $     9,777         0.5%         $   21,288        1.2%
Securities available-for-sale                              253,923        12.6             169,628        9.8
Securities held-to-maturity                                380,165        19.0             446,579       25.8
Loans, net of deferred loan fees                         1,380,045        68.9           1,110,309       64.2
Allowance for loan losses                                  (21,241)       (1.1)            (18,051)      (1.0)
                                                        ----------       ------         ----------     -------
Loans, net                                               1,358,804        67.8           1,092,258       63.2
Deposits with banks                                          1,156         0.1                 511        -0-
                                                        ----------       ------         ----------     -------

  Total interest earning assets                         $2,003,825       100.0%         $1,730,264      100.0%
                                                        ==========       ======         ==========     =======

                                                                       (Dollars in thousands)
                                                     FOR THE NINE MONTHS ENDED       FOR THE NINE MONTHS ENDED
AVERAGE INTEREST EARNING ASSETS:                          SEPTEMBER 30, 2000             SEPTEMBER 30, 1999
                                                     -----------------------------   -----------------------------
                                                       AMOUNT         PERCENTAGE        AMOUNT       PERCENTAGE
                                                       ------         ----------        ------       ---------
Federal funds sold and securities purchased
  under agreements to resell                            $   11,976         0.6%       $   47,853         2.7%
Securities available-for-sale                              209,540        10.8           193,244        11.1
Securities held-to-maturity                                400,735        20.7           452,467        26.0
Loans, net of deferred loan fees                         1,333,986        68.9         1,066,859        61.2
Allowance for loan losses                                  (20,579)       (1.1)          (17,224)       (1.0)
                                                        ----------       ------       ----------       ------
Loans, net                                               1,313,407        67.8         1,049,635        60.2
Deposits with banks                                          1,186         0.1               509         -0-
                                                        ----------       ------       ----------       ------

  Total interest earning assets                         $1,936,844       100.0%       $1,743,708       100.0%
                                                        ==========       ======       ==========       ======


     From the tables above, we can see that:

- Loan demand continued to be strong during the third quarter as well as the first nine months of 2000. Average net loans grew 24% between the third quarter of 1999 and 2000 and 25% between the first nine months of 1999 and 2000.
- Average securities as a whole decreased 5% from the first nine months of 1999 to the same period of 2000 primarily due to proceeds from some matured or called securities not being reinvested to meet strong loan demand. However, average securities altogether increased 3% between the third quarter of 1999 and 2000 resulting primarily from higher average securities available-for-sale.
- As discussed previously in the net interest income section, we experienced a change in the interest earning assets from securities to loans, which is generally favorable to our net interest margin.

SECURITIES

     As of September 30, 2000, we had $260,000 in unrealized holding gains on securities available-for-sale compared with unrealized holding losses of $1.7 million at year-end 1999. These unrealized gains or losses, net of tax effect, were included in the Company's stockholders' equity for the periods reported. The unrealized gains, net of tax, were $151,000 at September 30, 2000 and the unrealized losses, net of tax, were $1.0 million at year-end 1999.

     The average taxable equivalent yield on securities rose 26 basis points to 6.43% in the third quarter of 2000, compared to 6.17% for the same quarter in 1999 as some matured securities were replaced at higher prevailing interest rates.

     The following tables summarize the composition and maturity distribution of the securities portfolio as of the dates indicated:



                                                                     AS OF 9/30/00 (IN THOUSANDS)
                                               ------------------------------------------------------------------
                                               AMORTIZED         GROSS                  GROSS
SECURITIES AVAILABLE-FOR-SALE:                     COST     UNREALIZED GAINS     UNREALIZED LOSSES     FAIR VALUE
                                               ------------------------------------------------------------------
U.S. government agencies                         $  65,446       $    872             $    -0-         $  66,318
State and municipal securities                         345            -0-                  -0-               345
Mortgage-backed securities                          12,910              1                  100            12,811
Collateralized mortgage obligations                  6,339            -0-                  124             6,215
Assets-backed securities                            11,448            -0-                  370            11,078
Federal Home Loan Bank Stock                         5,521            -0-                  -0-             5,521
Commercial paper                                    49,816            -0-                   16            49,800
Corporate bonds                                     59,568            566                  530            59,604
Equity securities                                    8,439            -0-                   39             8,400
                                               -----------     ----------            ---------       -----------

     Total                                        $219,832         $1,439               $1,179          $220,092
                                                  ========         ======               ======          ========



                                                                     AS OF 12/31/99 (IN THOUSANDS)
                                               ------------------------------------------------------------------
                                               AMORTIZED         GROSS                  GROSS
SECURITIES AVAILABLE-FOR-SALE:                     COST     UNREALIZED GAINS     UNREALIZED LOSSES     FAIR VALUE
                                               ------------------------------------------------------------------
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
                                                  ========       ========               ======          ========

                                                                     AS OF 9/30/00 (IN THOUSANDS)
                                               -----------------------------------------------------------------
                                               CARRYING          GROSS                  GROSS          ESTIMATED
SECURITIES HELD-TO-MATURITY:                      VALUE     UNREALIZED GAINS     UNREALIZED LOSSES     FAIR VALUE
                                               ------------------------------------------------------------------
U.S. government agencies                         $  74,673     $      168             $  1,069         $  73,772
State and municipal securities                      69,823            904                1,564            69,163
Mortgage-backed securities                         142,266            221                2,109           140,378
Collateralized mortgage obligations                 52,060            -0-                  622            51,438
Assets-backed securities                            16,835            -0-                  159            16,676
Corporate bonds                                     51,255            -0-                1,638            49,617
                                                 ---------       --------            ---------         ---------

     Total                                        $406,912         $1,293             $  7,161          $401,044
                                                  ========         ======             ========          ========

                                                                     AS OF 12/31/99 (IN THOUSANDS)
                                               ------------------------------------------------------------------
                                               CARRYING          GROSS                  GROSS          ESTIMATED
SECURITIES HELD-TO-MATURITY:                      VALUE     UNREALIZED GAINS     UNREALIZED LOSSES     FAIR VALUE
                                               ------------------------------------------------------------------
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
                                                  ========         ======              =======          ========

SECURITIES PORTFOLIO MATURITY DISTRIBUTION:




                                                                AS OF 9/30/00 (IN THOUSANDS)
                                          1 YEAR       AFTER 1 BUT        AFTER 5 BUT         OVER
SECURITIES AVAILABLE-FOR-SALE:            OR LESS    WITHIN 5 YEARS     WITHIN 10 YEARS      10 YEARS     TOTAL
                                         --------------------------------------------------------------------------
U.S. government agencies               $        -0-        $16,802           $49,516       $     -0-      $ 66,318
State and municipal securities                  345            -0-               -0-             -0-           345
Mortgage-backed securities*                   2,582            571             1,739           7,919        12,811
Collateralized mortgage obligations*            -0-            -0-             2,764           3,451         6,215
Assets-backed securities*                     1,453            -0-             9,625             -0-        11,078
Federal Home Loan Bank stock                  5,521            -0-               -0-             -0-         5,521
Commercial paper                             49,800            -0-               -0-             -0-        49,800
Corporate bonds                              11,442         38,618             9,544             -0-        59,604
Equity securities                             8,400            -0-               -0-             -0-         8,400
                                         ----------    -----------       -----------     -----------   -----------
     Total                                 $ 79,543        $55,991           $73,188         $11,370      $220,092
                                           ========        =======           =======         =======      ========


                                                                AS OF 9/30/00 (IN THOUSANDS)
                                           1 YEAR      AFTER 1 BUT        AFTER 5 BUT        OVER
SECURITIES HELD-TO-MATURITY:               OR LESS   WITHIN 5 YEARS    WITHIN 10 YEARS     10 YEARS       TOTAL
                                          -------------------------------------------------------------------------
U.S. government agencies                $       -0-      $  64,683        $    9,990     $       -0-     $  74,673
State and municipal securities                2,744          8,484            24,361          34,234        69,823
Mortgage-backed securities*                   2,539          8,258            48,954          82,515       142,266
Collateralized mortgage obligations*            -0-            -0-            41,585          10,475        52,060
Assets-backed securities*                       -0-         16,835               -0-             -0-        16,835
Corporate bonds                               4,002         42,217             5,036             -0-        51,255
                                          ---------     ----------       -----------   -------------    ----------
     Total                                 $  9,285       $140,477          $129,926        $127,224      $406,912
                                           ========       ========          ========        ========      ========



* The mortgage-backed securities and assets-backed securities reflect stated maturities and not anticipated prepayments.

LOANS

     Our loan demand remained strong in the first nine months as well as the third quarter of 2000. Total gross loans grew $164.0 million or 13% to $1,432.7 million at September 30, 2000, compared with $1,268.7 million at year-end 1999. During the third quarter of 2000, gross loans increased $65.6 million.

     The growth was primarily attributable to real estate construction loans, commercial mortgage loans and commercial loans. The majority of our loans are made in California. As the California economic conditions continued to be favorable leading to strong real estate markets, we continued to experience high demand in construction and commercial mortgage loans. Management believes this trend will continue in the near future. Total construction loan commitment outstanding was approximately $58.3 million as of September 30, 2000.

     In the third quarter, commercial loans had a sizable increase of $35.8 million. Management believes the increase in commercial loans due to both new loans and higher usage of credit lines was seasonal as the commercial loan customers are preparing for the upcoming holiday season.

     The following table sets forth the classification of loans by type and mix as of the dates indicated:


                                                                         (Dollars in thousands)
                                                                AS OF 9/30/00                 AS OF 12/31/99
TYPES OF LOANS:                                             AMOUNT       PERCENTAGE        AMOUNT      PERCENTAGE
                                                           ---------     ----------       ---------    ----------
Commercial loans                                           $  440,559        31.3%        $  395,138       31.7%
Residential mortgage loans                                    215,809        15.3            207,568       16.7
Commercial mortgage loans                                     629,250        44.7            577,541       46.4
Real estate construction loans                                117,694         8.4             62,516        5.0
Installment loans                                              28,806         2.1             25,498        2.1
Other loans                                                       576         0.0                419        0.0
                                                           ----------                     ----------
  Total loans, gross                                        1,432,694                      1,268,680
Allowance for loan losses                                     (21,574)       (1.5)           (19,502)      (1.6)
Unamortized deferred loan fees                                 (4,201)       (0.3)            (3,593)      (0.3)
                                                           ----------       ------       -----------     ------
  Total loans, net                                         $1,406,919       100.0%        $1,245,585      100.0%
                                                           ==========       ======        ============   ======


RISK ELEMENTS OF THE LOAN PORTFOLIO

NON-PERFORMING ASSETS

     Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, and OREO.

     Our non-performing assets decreased $3.8 million or 17% to $18.0 million at September 30, 2000 as compared to $21.8 million at year-end 1999. Nonaccrual loans decreased $7.1 million while loans past due 90 days or more and still accruing interest increased $2.6 million and OREO rose $761,000. As a percentage of gross loans plus OREO, our non-performing assets decreased to 1.25% at September 30, 2000 from 1.71% at year-end 1999.

     The non-performing loan coverage ratio, defined as the allowance for loan losses to non-performing loans, increased to 167.15% at September 30, 2000, which was considerably higher than that of 111.95% at year-end 1999. This was primarily due to the reduction of $4.5 million in the non-performing loans.

     The following table presents the breakdown of non-performing assets by categories as of the dates indicated:


                                                                                   (Dollars in thousands)
                                                                                9/30/00            12/31/99
                                                                                -------            --------
Accruing loans past due 90 days or more                                         $  6,278            $  3,724
Nonaccrual loans                                                                   6,629              13,696
                                                                               ---------            --------
  Total non-performing loans                                                      12,907              17,420
Real estate acquired in foreclosure                                                5,098               4,337
                                                                               ---------           ---------
  Total non-performing assets                                                    $18,005             $21,757
                                                                                 =======             =======
Accruing troubled debt restructurings                                              4,545               4,581
Non-performing assets as a percentage of gross loans plus OREO                     1.25%               1.71%
Allowance for loan losses as a percentage of non-performing loans                167.15%             111.95%


NONACCRUAL LOANS

     The nonaccrual loans of $6.6 million at September 30, 2000 consisted mainly of $4.0 million in commercial mortgage loans and $2.1 million in commercial loans.

     The following tables present the type of properties securing the loans and the type of businesses the borrowers engaged in under commercial mortgage and commercial nonaccrual loan categories as of the dates indicated:


                                                                             (In thousands)
                                                                9/30/00                          12/31/99
                                                        NONACCRUAL LOAN SECURED BY REAL ESTATE PROPERTY
                                                     ---------------------------------------------------------
                                                     COMMERCIAL                      COMMERCIAL
TYPE OF PROPERTY:                                      MORTGAGE      COMMERCIAL        MORTGAGE     COMMERCIAL
                                                     ----------      ----------        --------     ----------
Single/multi-family residence                          $     671        $    459        $  1,014       $    628
Commercial                                                   304           1,050           4,971          5,425
Land                                                       2,989              30             -0-            -0-
Others                                                       -0-             336             186            307
Unsecured                                                    -0-             221             -0-            392
                                                     -----------     -----------      ----------     ----------

  Total                                                 $  3,964        $  2,096        $  6,171       $  6,752
                                                        ========        ========        ========       ========

                                                                             (In thousands)
                                                                9/30/00                          12/31/99
                                                                      NONACCRUAL LOAN BALANCE
                                                     ---------------------------------------------------------
                                                      COMMERCIAL                      COMMERCIAL
TYPE OF BUSINESS:                                      MORTGAGE      COMMERCIAL        MORTGAGE     COMMERCIAL
                                                       --------      ----------        ---------    ----------
Real estate development                                $   2,989        $     94       $     354      $     347
Real estate management                                       -0-             -0-           4,366            100
Wholesale/retail                                             -0-             618             -0-            896
Food/Restaurant                                              -0-             883             -0-            889
Import                                                       332             -0-             621          3,307
Motel                                                        -0-             -0-             425            -0-
Investments                                                  303             -0-             334            -0-
Manufacturing                                                -0-             240             -0-            270
Others                                                       340             261              71            943
                                                       ---------       ---------     -----------     ----------

  Total                                                 $  3,964        $  2,096        $  6,171       $  6,752
                                                        ========        ========        ========       ========

COMMERCIAL MORTGAGE NONACCRUAL LOANS

- The balance of $3.0 million consisted of two credits secured by first trust deeds on land.

COMMERCIAL NONACCRUAL LOANS
---------------------------

- The balance of $1.1 million consisted of four credits secured primarily by first trust deeds on commercial buildings and warehouses.

TROUBLED DEBT RESTRUCTURINGS
----------------------------

     Troubled debt restructurings were reduced slightly to $4.5 million as of September 30, 2000 compared with $4.6 million at year-end 1999. All of the troubled debt restructurings at September 30, 2000 were commercial mortgage loans and were accruing interest under their revised terms.

IMPAIRED LOANS
--------------

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

     As of September 30, 2000 we identified impaired loans with a recorded investment of $27.5 million, compared to $26.3 million as of December 31, 1999.

LOAN CONCENTRATION
------------------

     We experienced no loan concentrations to multiple borrowers in similar activities, which exceeded 10% of total loans as of September 30, 2000.

ALLOWANCE FOR LOAN LOSSES

     The following table presents information relating to the allowance for loan losses for the periods indicated:


                                                                                (Dollars in thousands)
                                                                             For the               For the
                                                                        nine months ended        year ended
                                                                             9/30/00               12/31/99
                                                                        ------------------       -----------
Balance at beginning of period                                                 $19,502               $15,970
Provision for loan losses                                                        3,150                 4,200
Loans charged-off                                                               (1,214)               (1,731)
Recoveries of charged-off loans                                                    136                 1,063
                                                                            ----------             ---------

Balance at end of period                                                       $21,574               $19,502
                                                                               =======               =======

Average net loans outstanding during the period                             $1,313,407            $1,088,578
Ratio of net charge-offs to average net loans
  outstanding during the period (annualized)                                     0.11%                 0.06%
Provision for loan losses to average net loans
  outstanding during the period (annualized)                                     0.32%                 0.39%
Allowance to non-performing loans at period-end                                167.15%               111.95%
Allowance to gross loans at period-end                                           1.51%                 1.54%



- The $1.2 million charged-off loans in the first nine months of 2000 comprised $500,000 in construction loans, $414,000 in commercial loans and $300,000 in installment loans and other loans.
- The $136,000 recoveries were mainly from installment loans and commercial loans.

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

     The following tables present a breakdown of impaired loans and the related allowances as of the dates indicated:


                                                           AS OF 9/30/00 (IN THOUSANDS)
                                                     --------------------------------------------
                                                      RECORDED                            NET
                                                     INVESTMENT        ALLOWANCE        BALANCE
                                                     ----------        ---------        -------
Commercial                                              $14,423           $3,979         $ 10,444
Commercial mortgage                                      13,035            2,488           10,547
Other                                                        16               16              -0-
                                                    -----------        ---------       ----------

  Total                                                 $27,474           $6,483          $20,991
                                                        =======           ======          =======

                                                            AS OF 12/31/99 (IN THOUSANDS)
                                                     ------------------------------------------
                                                      RECORDED                            NET
                                                     INVESTMENT        ALLOWANCE        BALANCE
                                                     ----------        ---------        -------
Commercial                                              $12,686           $1,831          $10,855
Commercial mortgage                                      13,412            1,912           11,500
Other                                                       181              181              -0-
                                                      ---------         --------       ----------

  Total                                                 $26,279           $3,924          $22,355
                                                        =======           ======          =======



     Based on our evaluation process and the methodology to determine the level of the allowance for loan losses mentioned previously, management believes the allowance level at September 30, 2000 to be adequate to absorb estimated probable losses identified through its analysis.

OTHER REAL ESTATE OWNED

     Our OREO, net of a valuation allowance of $131,000, was carried at $5.1 million as of September 30, 2000 in comparison to OREO, net of a valuation allowance of $614,000, being carried at $4.3 million at year-end 1999.

     During the first nine months of 2000, we acquired four properties in the amount of $4.8 million and disposed of eight properties totaling $4.5 million with a net gain of $238,000. There were four outstanding OREO properties at September 30, 2000, which included land, commercial buildings, and a warehouse. All of them are located in Southern California.

     We maintain a valuation allowance for OREO properties to reduce the carrying value of OREO to the estimated fair value of the properties. We perform periodic evaluations on each property and make corresponding adjustments to the valuation allowance, if necessary. Any decline in value is recognized by a corresponding increase to the valuation allowance in the current period. Management provided approximately $71,000 to the provision for OREO losses in the first nine months of 2000.

INVESTMENTS IN REAL ESTATE

     Our investments in real estate increased $396,000 to $17.4 million at September 30, 2000 from $17.0 million at year-end 1999. They are consisted of investments in four limited partnerships formed for the purpose of investing in low income housing projects, which qualify for Federal low income housing tax credits and/or California tax credit.

     The following table summarizes the composition of our investments in real estate as of the dates indicated:


                                        PERCENTAGE OF        ACQUISITION
(DOLLARS IN THOUSANDS)                   OWNERSHIP              DATE              9/30/00          12/31/99
-----------------------------------------------------------------------------------------------------------
Las Brisas                                49.50%                12/93            $     119         $     209
Los Robles                                99.00%                08/95                  395               431
California tax credit fund                36.00%                03/99               14,230            14,841
Wilshire Courtyard                        99.90%                05/99                2,639             1,506
                                                                                 ---------         ---------
                                                                                   $17,383           $16,987
                                                                                   =======           =======



DEPOSITS

     During the first nine months of 2000, total deposits grew by $87.8 million or 5% to $1,809.5 million from $1,721.7 million at year-end 1999. The majority of the increase came from core deposits, defined as total deposits minus time deposits of $100,000 or more ("Jumbo CD's") and brokered deposits.

     However, total deposits decreased $6.8 million in the third quarter of 2000. The decrease resulted from a reduction of $4.8 million in Jumbo CD's and a decline of $2.0 million in core deposits. Most of our Jumbo CD customers seek 1-year term under the prevailing interest rate environment. As the market interest rates are pointing to a decreasing trend, management was unwilling to lock in 1-year CD's at higher interest rates and would rather be non-competitive. Nonetheless, average deposits increased $30.0 million during the third quarter of 2000, 92% of which came from core deposits.

     The following tables display the deposit mix as of the dates and for the periods indicated:


                                                                       (Dollars in thousands)
                                                            AS OF 9/30/00                 AS OF 12/31/99
                                                        ------------------------------------------------------
TYPES OF DEPOSITS:                                      AMOUNT        PERCENTAGE       AMOUNT       PERCENTAGE
                                                        ------        ----------       ------       ----------
Demand                                                $   215,460          11.9%     $   195,140         11.3%
NOW accounts                                              123,532           6.8          121,394          7.0
Money market accounts                                     120,939           6.7           97,821          5.7
Savings deposits                                          227,079          12.5          236,764         13.8
Time deposits under $100                                  375,674          20.8          362,553         21.1
Time deposits of $100 or more                             746,865          41.3          708,064         41.1
                                                      -----------      ---------     -----------      --------

  Total deposits                                       $1,809,549         100.0%      $1,721,736        100.0%
                                                       ==========         ======      ==========        ======



                                                                       (DOLLARS IN THOUSANDS)
                                                            3RD QTR, 2000                 3RD QTR, 1999
                                                     ----------------------------   ----------------------------
AVERAGE DEPOSITS:                                       AMOUNT        PERCENTAGE       AMOUNT       PERCENTAGE
                                                        ------        ----------       ------       ----------
Demand                                                $   219,963          12.1%     $   186,470         11.5%
NOW accounts                                              123,008           6.8          117,386          7.2
Money market accounts                                     116,037           6.4           91,885          5.7
Savings deposits                                          227,466          12.6          205,202         12.7
Time deposits under $100                                  377,547          20.9          334,401         20.7
Time deposits of $100 or more                             745,383          41.2          682,829         42.2
                                                     ------------      ---------     -----------      --------

  Total deposits                                       $1,809,404         100.0%      $1,618,173        100.0%
                                                       ==========         ======      ==========        ======

                                                                       (DOLLARS IN THOUSANDS)
                                                     FOR THE NINE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                               9/30/00                        9/30/99
                                                     ---------------------------------------------------------
AVERAGE DEPOSITS:                                       AMOUNT        PERCENTAGE       AMOUNT       PERCENTAGE
                                                        ------        ----------       ------       ----------
Demand                                                $   208,423          11.7%     $   209,621         12.9%
NOW accounts                                              122,489           6.9          115,947          7.2
Money market accounts                                     108,042           6.1           98,700          6.1
Savings deposits                                          228,860          12.9          205,538         12.7
Time deposits under $100                                  371,847          21.0          334,219         20.6
Time deposits of $100 or more                             734,751          41.4          656,094         40.5
                                                      -----------      ---------     -----------      --------

  Total deposits                                       $1,774,412         100.0%      $1,620,119        100.0%
                                                       ==========         ======      ==========        ======



From the above tables, we can see that:

- Core deposits increased $49.0 million during the first nine months of 2000. Contributing to the growth of core deposits were primarily money market accounts and demand deposits partially attributable to various promotions.
- As a single deposit type, jumbo CD's still accounted for the most increase which added $38.8 million in the first nine months of 2000 albeit the growth was moderated.
- Between the third quarters of 2000 and 1999, average core deposits increased $128.7 million while average Jumbo CD's rose $62.6 million.

     As interest rate spreads widened between Jumbo CD's and other types of interest-bearing deposits under the existing interest rate environment, our Jumbo CD portfolio maintained its faster growth than other types of deposits. Nevertheless, management considers our Jumbo CD's generally less volatile primarily due to the following reasons:

1) approximately 50% of the Bank's Jumbo CD's have stayed with the Bank for more than two years;
2) the Jumbo CD portfolio continued to be diversified with 4,241 individual accounts averaging approximately $172,000 per account owned by 2,937 individual depositors as of August 3, 2000;

3) this phenomenon of having a relatively higher percentage of Jumbo CD's to total deposits exists in most of the Asian American banks in our California market due to the fact that the customers in this market tend to have a higher savings rate.

     Management continues to monitor the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the patrons the Bank is servicing. To discourage the concentration in Jumbo CD's, management has continued to make efforts in the following areas:

1)    to offer non-competitive interest rates paid on Jumbo CD's;
2) to offer new transaction-based products, such as the tiered money market accounts;
3) to promote transaction-based products from time to time, such as demand deposits;
4) to seek to diversify the customer base by branch expansion and/or acquisition as opportunities arise.

CAPITAL RESOURCES

     Stockholders' equity amounted to $204.7 million or 9.30% of total assets as of September 30, 2000, compared with $179.1 million or 8.97% of total assets at year-end 1999. The increase of $25.6 million in stockholders' equity was primarily from:

- an addition of $28.9 million from net income, less dividends paid of $5.7 million.
- $1.3 million from issuance of additional common shares through the Dividend Reinvestment Plan and proceeds from exercise of stock options
- a favorable difference of $1.1 million in the net unrealized holding gains and the net unrealized holding losses on securities available-for-sale, net of tax.

     We declared a cash dividend of $0.21 per common share in January, April and July 2000 on 9,033,583, 9,044,685 and 9,054,782 shares outstanding, respectively. In October 2000, the Board of Directors authorized a cash dividend increase of $.04 or 19% per common share to $.25 on 9,064,486 shares outstanding. Total cash dividends paid in 2000, including the $2.3 million paid in October, amounted to $8.0 million.

     Management seeks to retain the Company's capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

     The Company and the Bank's regulatory capital continued to well exceed the regulatory minimum requirements at September 30, 2000. The capital ratios of the Bank place it in the "well capitalized" category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0% and Tier 1 leverage capital ratio equal to or greater than 5.0%.

     The following tables present the Company and the Bank's capital and leverage ratios as of September 30, 2000 and December 31, 1999:


                                                                  COMPANY (DOLLARS IN THOUSANDS)
                                                     --------------------------------------------------------------
                                                           AS OF 9/30/00                      AS OF 12/31/99
                                                     --------------------------------------------------------------
                                                     BALANCE         PERCENTAGE          BALANCE         PERCENTAGE
                                                     -------         ----------          -------         ----------
Tier 1 capital (to risk-weighted assets)               $194,675(1)      10.57%          $169,556(2)        10.50%
Tier 1 capital minimum requirement                       73,696          4.00             64,588            4.00
                                                       --------      ----------         --------           -----
  Excess                                               $120,979          6.57%          $104,968            6.50%
                                                       ========        ========         ========           =====

Total capital (to risk-weighted assets)                $216,249(1)      11.74%          $189,058(2)        11.71%
Total capital minimum requirement                       147,392          8.00            129,176            8.00
                                                       --------      ----------         --------           ------
  Excess                                               $ 68,857          3.74%          $ 59,882            3.71%
                                                       ========        ========         ========           =====

Risk-weighted assets                                 $1,842,398                       $1,614,695
Tier 1 capital (to average assets)
     - Leverage ratio                                  $194,675(1)       9.01%          $169,556(2)         8.93%
Minimum leverage requirement                             86,397          4.00             75,974            4.00
                                                       --------        --------         --------           -----
  Excess                                              $ 108,278          5.01%          $ 93,582            4.93%
                                                      =========        ========         ========           ======

Total average assets                                 $2,159,937                       $1,899,358


                                                                       BANK (DOLLARS IN THOUSANDS)
                                                     -------------------------------------------------------------
                                                            AS OF 9/30/00                     AS OF 12/31/99
                                                     -------------------------------------------------------------
                                                      BALANCE       PERCENTAGE          BALANCE         PERCENTAGE
                                                      -------       ----------          -------         ----------
Tier 1 capital (to risk-weighted assets)              $187,074(1)        10.16%        $163,093(2)        10.10%
Tier 1 capital minimum requirement                      73,669            4.00           64,588            4.00
                                                      --------         -------         --------           -----
  Excess                                              $113,405            6.16%        $ 98,505            6.10%
                                                      ========         ========        ========           =====

Total capital (to risk-weighted assets)               $208,648(1)        11.33%        $182,595(2)        11.31%
Total capital minimum requirement                      147,337            8.00          129,176            8.00
                                                      --------         -------         --------           -----
  Excess                                              $ 61,311            3.33%        $ 53,419            3.31%
                                                      ========         ========        ========           =====

Risk-weighted assets                                $1,841,714                       $1,614,695
Tier 1 capital (to average assets)
     - Leverage ratio                                 $187,074(1)         8.67%        $163,093(2)         8.59%
Minimum leverage requirement                            86,266            4.00           75,974            4.00
                                                     ---------         -------        ---------           -----
  Excess                                              $100,808            4.67%        $ 87,119            4.59%
                                                      ========         =======        =========           =====

Total average assets                                $2,156,655                       $1,899,356



1 Excluding the unrealized holding gains on securities available-for-sale of $151,000, and goodwill of $9,895,000.
2 Excluding the unrealized holding losses on securities available-for-sale of $1,006,000, and goodwill of $10,559,000.

LIQUIDITY AND MARKET RISK

LIQUIDITY

     Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased and securities sold under agreements to repurchase and advances from Federal Home Loan Bank ("FHLB"). As of September 30, 2000, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) decreased to 28.43%, compared with 33.91% at year-end 1999. The decrease was due to a combination of:

- A reduction of $69.8 million in net cash, short-term and marketable securities
-        An increase of $86.1 million in net deposit and short-term liabilities

     To supplement its liquidity needs, the Bank maintains a total credit line of $52 million for Federal funds with three correspondent banks, repo lines of $110 million with three brokerage firms and a retail certificate of deposit line of five percent of total deposits with another brokerage firm. The Bank is also a shareholder of FHLB which enables the Bank to have access to lower cost FHLB financing when necessary. The Bank obtained non-callable advances from FHLB totaling $30 million in the third quarter of 1998 at fixed interest rates, $20 million of which expired during the third quarter of 2000.

     We had significant portion of our time deposits maturing within one year or less as of September 30, 2000. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Company's marketplace. However, based on our historical runoff experience, we expect the outflow will be minimal and can be replenished through our normal growth in deposits.

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

     The interest rate sensitivity analysis details the expected maturity and repricing opportunities mismatch or sensitivity gap between interest-earning assets and interest-bearing liabilities over a specified timeframe. A positive gap exists when rate sensitive assets which reprice over a given time period exceed rate sensitive liabilities. During periods of increasing interest rates, net interest margin may be enhanced with a positive gap. A negative gap exists when rate sensitive liabilities which reprice over a given time period exceed rate sensitive assets. During periods of increasing interest rates, net interest margin may be impaired with a negative gap.

     As of September 30, 2000, the Company was asset sensitive with a cumulative gap ratio of a positive 19.34% within three months, and liability sensitive with a cumulative gap ratio of a negative 9.69% within one year. This compared with a positive 16.25% within three months, and a negative 9.78% within one year at year-end 1999.

     Since interest rate sensitivity analysis does not measure the timing differences in the repricing of assets and liabilities, we use a simulation model to quantify the extent of the differences in the behavior of the lending and funding rates, so as to project future earnings or market values under alternative interest scenarios.

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

     To manage and control our interest rate risk, management will use hedging instruments when deemed prudent to maintain and/or increase our spread. In the first quarter of 2000, management entered into an interest rate swap agreement with a major financial institution in the notional amount of $20 million for a period of five years. The interest rate swap was for the purpose of hedging a portion of our floating rate loans against declining interest rates. In the third quarter of 2000, we entered into a forward rate agreement with a major financial institution in the notional amount of $100 million to be effective six months from the contract date for a year. The forward rate agreement was for the purpose of hedging a portion of our Jumbo CD portfolio against declining interest rates.

     The composition of the Company's financial instruments that are sensitive to changes in interest rates have not significantly changed since December 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information concerning market risk, see "Liquidity and Market Risk - Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations above on pages 27 and 28.

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

     During the third quarter of 2000, there were no reportable events.

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


                                                            CATHAY BANCORP, INC.
                                                            --------------------
                                                            (Registrant)






Date:  NOVEMBER  10, 2000                                BY /s/ DUNSON K. CHENG
       ------------------                                ----------------------
                                                         Dunson K. Cheng
                                                         Chairman and President






Date:  NOVEMBER 10, 2000                                 BY /s/ ANTHONY M. TANG
       -----------------                                 ----------------------
                                                         Anthony M. Tang
                                                         Chief Financial Officer