Form 10-K405
period 2000-12-31
CATHAY BANCORP INC
filed 2001-04-02
CIK 861842

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended                   DECEMBER 31, 2000
                          -----------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

Commission file number                           0-18630
                       --------------------------------------------------------


                              CATHAY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              DELAWARE                               95-4274680
--------------------------------------  ---------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)


              777 NORTH BROADWAY, LOS ANGELES, CALIFORNIA   90012
-------------------------------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:      (213) 625-4700
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------            -----------------------------------------
          None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    [X]  Yes                        [ ]  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of Registrant as of March 29, 2001 was $339,929,684 (computed on the basis of $46.25 per share, which was the closing price of our Common Stock reported by the Nasdaq National Market on March 29, 2001).*

     The number of shares outstanding as of March 29, 2001: Common Stock, $.01 par value - 9,085,938 shares


                       DOCUMENTS INCORPORATED BY REFERENCE


o Portions of Registrant's definitive proxy materials relating to Registrant's 2001 Annual Meeting of Stockholders, as filed, are incorporated by reference into Part I and Part III.

o Portions of Registrant's Annual Report to Stockholders for the Year Ended December 31, 2000 (referred to below as "Annual Report to Stockholders") are incorporated by reference into Parts I, II and IV.





-------------------------
* Estimated solely for the purposes of this cover page. The market value of shares held by Registrant's directors, officers and Employee Stock Ownership Plan have been excluded.

                                     PART I

     In this annual report on Form 10-K, "Bancorp," "we," "us" and "our" refer to Cathay Bancorp, Inc. and the "Bank" refers to Cathay Bank. The statements in this report include forward-looking statements regarding management's beliefs, projections and assumptions concerning future results and events. These forward-looking statements may, but do not necessarily, also include words such as "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, adverse developments or conditions related to or arising from:

     o   our expansion into new market areas
     o   fluctuations in interest rates
     o   demographic changes
     o   increases in competition
     o   deterioration in asset or credit quality
     o   changes in the availability of capital
     o   adverse regulatory developments
     o changes in business strategy or development plans, including plans regarding the registered investment company
     o   general economic or business conditions
     o other factors discussed in the section entitled "Factors that May Affect Future Results" on pages 37 through 40 of Annual Report to Stockholders which is incorporated herein by reference

     Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, we caution readers not to place undue reliance on any forward-looking statements, which speak as of the date of this report. We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

                               BUSINESS OF BANCORP

     Cathay Bancorp, Inc. is a business corporation organized under the laws of the State of Delaware on March 1, 1990. Our only office, and our principal place of business, is located at the main office of Cathay Bank at 777 North Broadway, Los Angeles, California 90012. Our telephone number is (213) 625-4700.

     We are the holding company of Cathay Bank, a California state-chartered commercial bank. Our sole current business activity is to hold all of the outstanding stock of Cathay Bank. In the future, we may become an operating company or acquire savings institutions, banks or companies engaged in bank-related activities and may engage in or acquire such other businesses or activities as may be permitted by applicable law.

PROPERTY

     We currently neither own nor lease any real or personal property. We use the premises, equipment and furniture of the Bank without the payment of any rental fees to the Bank. See "Business of the Bank - Premises" and "Cathay Investment Company" below.

COMPETITION

     Our primary business is the business of the Bank. Therefore, the competitive conditions to be faced by us are expected to continue to include those faced by the Bank. See "Business of the Bank -- Competition." In addition, many banks and financial institutions have formed holding companies. It is likely that these holding companies will attempt to acquire other banks, thrift institutions or companies engaged in bank-related activities. Thus, we may face increased competition in undertaking acquisitions of such institutions and in operating after any such acquisition.

EMPLOYEES

     Due to the limited nature of our activities, we currently do not employ any persons other than our management, which includes the President and the Chief Financial Officer. In the future, if we acquire other financial institutions or pursue other lines of business, we may hire additional employees. See "Business of the Bank - Employees" below.

BUSINESS OF THE BANK

     Cathay Bank was incorporated under the laws of the State of California on August 22, 1961 and was licensed by the California State Banking Department (now named the Department of Financial Institutions) and commenced operations as a California state-chartered bank on April 19, 1962. Cathay Bank is an insured bank under the Federal Deposit Insurance Act but, like most state-chartered banks of similar size in California, it is not a member of the Federal Reserve System.

     Cathay Bank's main office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012.

     In addition, the Bank has the following branch offices:

     o   Southern California - 11 branches located in the cities of:
         o    Monterey Park
         o    Alhambra (2 locations)
         o    City of Industry (2 locations)
         o    Westminster
         o    San Gabriel
         o    Torrance
         o    Cerritos

         o    Irvine
         o    Diamond Bar
     o   Northern California - Six branches located in the cities of:
         o    San Jose
         o    Oakland
         o    Cupertino
         o    Fremont
         o    Millbrae
         o    Richmond
     o New York - Two branches located in the cities of:
         o    Flushing
         o    New York
     o   Texas - One branch located in Houston

     Our primary market area is defined by the Community Reinvestment Act delineation which includes the contiguous areas surrounding each of the Bank's branch offices. It is the Bank's policy to reach out and actively offer services to low and moderate income groups in the delineated branch service areas. Many of the Bank's employees speak both English and one or more Chinese dialects or Vietnamese, and are thus able to serve the Bank's Chinese, Vietnamese and English speaking customers.

     Cathay Bank conducts substantially the same business operations as a typical commercial bank. It accepts checking, savings, and time deposits, and makes commercial, real estate, personal, home improvement, automobile and other installment and term loans. From time to time, the Bank invests available funds in other interest earning assets, such as U.S. Treasury securities, U.S. government agencies securities, state and municipal securities, mortgage-backed securities, asset-backed securities and corporate bonds.

     The Bank's services also include:

      o   letters of credit
      o   wire transfers
      o   spot and forward contracts
      o   traveler's checks
      o   safe deposit
      o   night deposit
      o   social security payment deposit
      o   collection
      o   bank-by-mail
      o   drive-up and walk-up windows
      o   automatic teller machine ("ATM")
      o   Internet banking services
      o   other customary bank services

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

     Since its inception, the Bank's policy has been to attract business from, and to focus its primary services for the benefit of, individuals, professionals and small to medium-sized businesses in the local markets in which its branches are located. The three general areas to which the Bank has directed its lendable assets are:

     o   loans secured by real estate
     o   commercial loans and trade financing
     o installment loans to individuals for automobile, household and other consumer expenditures

     Beginning in 1999, the Bank launched a program under the name of Cathay Global Investment Services which allows its customers to purchase mutual funds, annuities, equities, bonds and short-term money market instruments through BISYS Brokerage Services, Inc. In 2000, BISYS Brokerage Services, Inc. was replaced by PrimeVest Financial Services. In February 2001, Cathay Bank, in conjunction with Trade.com, became one of the first Chinese-American banks to offer Internet stock trading services.

SECURITIES

     Information concerning the carrying value and the maturity distribution and yield analysis of the Bank's securities available-for-sale and securities held-to-maturity portfolios is included on pages 21 through 23 of the Annual Report to Stockholders and is incorporated herein by reference. A summary of the amortized cost and estimated fair value of the Bank's securities by contractual maturity is found in Note 4 to the Consolidated Financial Statements on pages 51 through 53 of the Annual Report to Stockholders, and is incorporated herein by reference.

LOANS

     DISTRIBUTION AND MATURITY OF LOANS. Information concerning loan type and mix, distribution of loans and maturity of loans is included on pages 23 through 25 of the Annual Report to Stockholders and is incorporated herein by reference.

     NON-PERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES. Information concerning non-performing loans, allowance for loan losses, loans charged-off, loan recoveries and other real estate owned is included on pages 25 through 31 and in Notes 5 and 6 to the Consolidated Financial Statements on pages 53 through 55 of the Annual Report to Stockholders and is incorporated herein by reference.

DEPOSITS

     Information concerning types of deposit accounts, average deposits and rates, and maturity of time deposits of $100,000 or more is included on pages 31 through 33 of the Annual Report to Stockholders and is incorporated herein by reference.

RETURN ON EQUITY AND ASSETS

     Information concerning the return on average assets, return on average stockholders' equity, average equity to assets ratio and dividend payout ratio is included on page 13 of the Annual Report to Stockholders and is incorporated herein by reference.

INTEREST RATES AND DIFFERENTIALS

     Information concerning interest earning asset mix, average interest earning assets, average interest bearing liabilities and the yields on interest earning assets and interest bearing liabilities is included on pages 17 through 19 of the Annual Report to Stockholders and is incorporated herein by reference.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

     An analysis of changes in net interest income due to changes in rate and volume is included on pages 15 through 17 of the Annual Report to Stockholders and is incorporated herein by reference.

COMMITMENTS AND LINES OF CREDIT

     Information concerning the Bank's outstanding loan commitments and letters of credit is included in Note 12 to the Consolidated Financial Statements on pages 60 and 61 of the Annual Report to Stockholders and is incorporated herein by reference.

CATHAY INVESTMENT COMPANY

     Cathay Investment Company is a wholly owned subsidiary of Cathay Bank that was formed in 1984 to invest in real property. In 1987, Cathay Investment Company opened a branch office in Taipei, Taiwan to promote Taiwanese real estate investments in Southern California. The office in Taipei is located at Sixth Floor, Suite 3, 146 Sung Chiang Road, Taipei, Taiwan, and consists of 1,812 square feet. The lease was renewed for three years from October 5, 1999 to October 4, 2002 for a monthly rent of approximately $3,600 based on the exchange rate in effect at March 16, 2001. As of December 31, 2000, Cathay Investment Company did not own any properties.

CATHAY SECURITIES FUND, INC.

     Cathay Securities Fund, Inc. is a registered investment company and a wholly owned subsidiary of the Bank. It was formed in 2000 to engage in the business of investing in, owning and holding loans and securities. Its office is located at 777 North Broadway, Los Angeles, California 90012. The long-term plan for the registered investment company is currently under review.

PREMISES

     The Bank's main corporate office and headquarters branch is located in the Chinatown district of Los Angeles. The offices are in a spacious traditional three-story structure containing 26,527 square feet and constructed of glass and concrete. The Bank owns both the building and the land upon which the building is situated.

     o   The main floor currently accommodates:
         o a platform area for consumer loans and certain business and commercial real estate loans
         o   a new account area
         o 24 teller stations (including 16 regular tellers, seven commercial tellers, and one ATM)
         o   four pneumatic drive-up teller stations
         o   one walk-up teller station
         o   an operations area
         o   a vault area
     o   The second floor contains executive offices and the Bank's Board Room
     o   The third floor houses the Bank's corporate lending department

     Parking for approximately 126 automobiles is provided on three lots adjacent to the Bank's building, two of which are owned by the Bank. The third lot is leased under a 55-year term with a 30-year option commencing in January 1987 at a current monthly rent of approximately $15,000.

     Furthermore, the Bank owns properties in the following cities where certain of its branch offices are located:

     o   Monterey Park
     o   Alhambra
     o   Westminster
     o   San Gabriel
     o   Torrance
     o   Cerritos
     o   City of Industry
     o   Cupertino

     In addition to the bank-owned properties, the parking lot lease and the lease for the Cathay Investment Company's Taipei office described above, the Bank leases certain other premises. The following table lists the location, square footage, purpose, lease term and monthly payment of each lease.


-------------------------------------------------------------------------------------------------------------------
          LOCATION             SQ. FT.             PURPOSE                  LEASE TERM          MONTHLY PAYMENT
-------------------------------------------------------------------------------------------------------------------
767 N. Hill Street            8,912      Administrative offices      2/01 - 1/04              $8,912
Los Angeles, CA
(Rm 305-306, 308-309,
313-315, 320)*
-------------------------------------------------------------------------------------------------------------------
767 N. Hill Street            1,800      Administrative offices      2/01 - 1/04              $1,800
Los Angeles, CA
(Rm 301-302)
-------------------------------------------------------------------------------------------------------------------
16025 E. Gale Ave., Ste B-1   4,483      Hacienda Heights branch     7/99 - 6/04 with one     $5,648
City of Industry, CA                     office                      more 5-year option
-------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
          LOCATION             SQ. FT.             PURPOSE                  LEASE TERM          MONTHLY PAYMENT
-------------------------------------------------------------------------------------------------------------------
2010 Tully Road               4,800      San Jose branch office      3/96 - 4/06 with two     $8,640
San Jose, CA                                                         5-year options**
-------------------------------------------------------------------------------------------------------------------
710 Webster Street            5,000      Oakland branch office       9/96 - 9/01              $6,000
Oakland, CA
-------------------------------------------------------------------------------------------------------------------
1759 N. Milpitas Blvd.        3,121      Milpitas branch office      10/00 - 10/05 with two   $6,866
Milpitas, CA                                                         5-year options
-------------------------------------------------------------------------------------------------------------------
15323 Culver Drive            4,450      Irvine branch office        10/94 - 4/09 with two    $6,089
Irvine, CA                                                           5-year options
-------------------------------------------------------------------------------------------------------------------
1095 El Camino Real           3,441      Millbrae branch office      1/00- 12/04 with one     $7,337
Millbrae, CA                                                         more 5-year option
-------------------------------------------------------------------------------------------------------------------
800 N. Hill Street            8,707      Administrative offices      2/99 - 2/04              $5,105
Los Angeles, CA
-------------------------------------------------------------------------------------------------------------------
43 E. Valley Blvd.            1,976      Valley/Stoneman branch      8/96 - 8/01 with three   $4,412
Alhambra, CA                             office                      5-year options
-------------------------------------------------------------------------------------------------------------------
3288 Pierce Street            2,535      Berkeley/Richmond branch    10/97 - 10/03 with two   $6,845
Suite D-101                              office                      5-year options
Richmond, CA
-------------------------------------------------------------------------------------------------------------------
1195 S. Diamond Bar Blvd.     2,500      Diamond Bar branch office   9/99 - 9/07              $5,875
Diamond Bar, CA
-------------------------------------------------------------------------------------------------------------------
45 E. Broadway                6,450      New York Chinatown branch   1/97 - 12/06             $25,500
New York, NY                             office
-------------------------------------------------------------------------------------------------------------------
10375 Richmond Avenue         1,797      Houston branch              5/99 - 4/02              $3,414
Suite 1600                               office
Houston, TX
-------------------------------------------------------------------------------------------------------------------
Room 902-3, 9/F               700        Hong Kong representative    1/00 - 1/03 with one     $2,200
Printing House                           office                      2-year option            approximately
6 Duddell Street, Central                                                                     based on the
Hong Kong                                                                                     exchange rate in
                                                                                              effect at 3/16/01
-------------------------------------------------------------------------------------------------------------------

* The lease is between the Bank and T.C. Realty, Inc., a California corporation owned by the spouse of Mr. Patrick Lee. Mr. Lee is a director of Bancorp and the Bank. Management believes that the lease is on terms at least as favorable to the Bank as would have existed in a transaction with an unrelated third party.

** Cathay Bank has a one-time right to cancel the lease after the fifth year upon the payment of $55,500 in consideration.

     The Bank currently operates 21 domestic branch offices, one branch office of Cathay Investment Company in Taiwan, and one representative office in Hong Kong. Each branch office has loan approval rights subject to the branch manager's authorized lending limits. Activities of Cathay Investment Company's Taiwan office and Hong Kong representative office are limited to coordinating the transportation of documents to the Bank's main office and performing liaison services. A list of the offices of the Bank and Cathay Investment Company is included on page 74 of the Annual Report to Stockholders and is incorporated herein by reference.

     As of December 31, 2000, the Bank's investment in premises and equipment totaled $29,723,160. See also Note 8 to the Consolidated Financial Statements on page 56 of the Annual Report to Stockholders, which is incorporated herein by reference.

EXPANSION

     Management of the Bank continues to look for opportunities to expand the Bank's branch network by seeking new branch locations and/or by acquiring other financial institutions to diversify its customer base in order to compete for new deposits and loans, and to be able to serve its customers more effectively.

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

     To compete with other financial institutions in its primary service areas, the Bank relies principally upon the following:

     o   local promotional activities
     o personal contacts by its officers, directors, employees, and stockholders
     o extended hours on week days, Saturday banking, and in certain locations Sunday banking
     o   Internet banking
     o   an Internet website
     o   certain other specialized services

     For customers whose loan demands exceed the Bank's lending limit, the Bank has attempted in the past, and intends in the future, to arrange for such loans on a participation basis with correspondent banks. The Bank also assists customers requiring other services not offered by the Bank to obtain such services from its correspondent banks.

     In Southern California, four other major Chinese-American banks compete for loans and deposits with us and two major financial institutions also compete for deposits. In Northern California, one of the four major Chinese-American banks competes for loans and deposits and the same two major financial institutions compete for deposits as well.

     In addition, there are many other Chinese-American banks in both Southern and Northern California. Banks from the Pacific Rim countries, such as Taiwan, Hong Kong and China also continue to open branches in the Los Angeles area, thus increasing competition in the Bank's primary markets.

EMPLOYEES

     As of December 31, 2000, Bancorp and Cathay Bank (including subsidiaries) employed approximately 559 persons, including 121 officers. None of the employees are represented by a union. Management believes that its relations with employees are excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT

     See Part III, Item 10 ("Directors and Executive Officers of the Registrant") below for information regarding the executive officers of Bancorp and Cathay Bank.

                       REGULATION OF BANCORP AND THE BANK

     As a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended and as revised by the Gramm-Leach-Bliley Act of 1999, Bancorp's primary regulatory authority is the Board of Governors of the Federal Reserve System (or the Federal Reserve Board). The Bank Holding Company Act requires Bancorp to file annual reports of its operations with the Federal Reserve Board. Bancorp is also subject to examination by the Federal Reserve Board.

     Cathay Bank, as a California state-chartered commercial bank, is regulated by the Federal Deposit Insurance Corporation (or FDIC) and by the State of California Department of Financial Institutions. The Bank's deposits are insured, up to the legal maximum, by the FDIC. Although not a member of the Federal Reserve System, the Bank is subject to Federal and State rules and regulations.

     Regulatory authorities review key operational areas of Bancorp and the Bank, including asset quality, capital adequacy, liquidity, management and administrative ability, compliance with consumer protection laws and security of confidential customer information. Applicable law and regulations also limit the business activities in which Bancorp, the Bank and its subsidiaries may be engaged. See also, "Other Banking Regulations - Interstate Banking" and "- Federal Limits on the Activities and Investments of State-Chartered Banks" below.

     Bancorp also files periodic reports, proxy statements and other information with the Securities and Exchange Commission.

     The following summary describes some of the more significant laws, regulations and policies that affect our operations. It is not a complete listing of all laws that apply to Bancorp and the Bank. To the extent that the information in this Section, "Regulation of Bancorp and the Bank," describes statutory or regulatory provisions, it is qualified in its entirety by reference to such provisions.

REGULATORY ENVIRONMENT

     The banking and financial services industry is heavily regulated. Regulations, statutes and policies affecting the industry are frequently under review by Congress, state legislatures and the federal and state agencies charged with supervisory and examination authority over banking institutions. This regulatory framework is intended primarily to protect the Bank's depositors, the federal deposit insurance fund and the safety and soundness of the regulated financial institutions. Generally, the regulatory framework is not intended to protect our stockholders.

     We expect that changes in the banking and financial services industry will continue to occur in the future. Some of the changes may create opportunities for us to compete in financial markets with less regulation. However, these changes also may create new competitors in geographic and product markets which have historically been limited by law to banking institutions, such as Cathay Bank. We cannot predict how changes in regulations, statutes or policies will impact us. These changes may have a material adverse effect on our business and earnings.

FISCAL AND MONETARY POLICIES

     The operations of bank holding companies and their subsidiaries are affected by the fiscal and monetary policies of the Federal Reserve Bank. An important function of the Federal Reserve Bank is to regulate the national supply of bank credit.

     The Federal Reserve Bank uses the following instruments of monetary policy, among others, as a means to implement its objectives:

     o   open market purchases and sales of U.S. government securities
     o   changes in the discount rate on bank borrowings
     o changes in reserve requirements on bank deposits and borrowings by banks and their affiliates

     The Federal Reserve Bank uses these instruments of monetary policy in varying combinations to seek to influence the overall level of bank loans, investments and deposits; the interest rates charged on loans and paid for deposits; the price of the dollar in foreign exchange markets; and the level of inflation. The Federal Reserve Bank's fiscal and monetary policies will continue to have a significant effect on Bancorp and the Bank.

BANK HOLDING COMPANY REGULATION

     As a bank holding company, Bancorp is subject to regulation, supervision and examination by the Federal Reserve Board. It is required to file reports with the Federal Reserve Board and furnish such other information as may be required by the Federal Reserve Board under the Bank Holding Company Act.

     The Federal Reserve Board has a policy that bank holding companies must serve as a source of financial and managerial strength to their subsidiary banks and may not conduct their operations in an unsafe or unsound manner. It is the Federal Reserve Bank's position that bank holding companies should stand ready to use their available resources to provide adequate capital to their subsidiary banks during periods of financial stress or adversity. Bank holding companies should also maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting their subsidiary banks. If a bank holding company fails in these requirements, the Federal Reserve Board will generally consider such failure to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

     The Federal Reserve Board also has the authority to regulate bank holding company debt, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve Board may require Bancorp to file written notice and obtain its approval prior to purchasing or redeeming Bancorp's equity securities.

     Bancorp must also obtain the prior approval of the Federal Reserve Board if it acquires more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of a bank or bank holding company. The Federal Reserve Board must also give prior approval to any merger or consolidation with another bank holding company.

     In addition, under the Bank Holding Company Act, Bancorp cannot acquire direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company. It cannot engage directly or indirectly in activities other than banking, managing or controlling banks or furnishing services to its subsidiaries. However, there are some statutory exceptions. Subject to prior approval of the Federal Reserve Board, Bancorp can acquire shares of companies engaged in activities that the Federal Reserve Board deems to be closely related to banking or managing or controlling banks. In addition, as discussed below under "Financial Services Modernization Legislation," if Bancorp becomes a "Financial Holding Company," certain restrictions on acquiring ownership or control of certain non-banking companies will no longer apply.

FINANCIAL SERVICES MODERNIZATION LEGISLATION

     On November 12, 1999, President Clinton signed into law the
Gramm-Leach-Bliley Act of 1999 (referred to in this report as the Modernization
Act), which among other things revised the Bank Holding Company Act. Effective March 12, 2000, the Modernization Act repealed the two affiliation provisions of the Glass-Steagall Act that restricted banks and securities firms from affiliating.

     The Modernization Act repealed:

     o Section 20, which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities, and
     o Section 33, which restricted officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

     In addition, the Modernization Act expressly preempted any state law restricting the establishment of financial affiliations, primarily related to insurance. The law established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. The Modernization Act revised and expanded the Bank Holding Company Act framework and permitted a bank holding company to engage in additional types of financial activities provided that it became a "Financial Holding Company" under the Modernization Act.

     Such financial activities include banking, insurance, and securities activities; merchant banking; and additional activities incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     To affiliate with other financial service providers, we would have to become a "Financial Holding Company." We would have to file a declaration with the Federal Reserve Board, electing to engage in activities permissible for Financial Holding Companies and certify that we are eligible to do so because Cathay Bank is "well-capitalized" and "well-managed." The Federal Reserve Board must also determine that Cathay Bank, as the insured depository institution subsidiary, has at least a "satisfactory" rating under the Community Reinvestment Act. We have not sought to become a Financial Holding Company. We will continue to monitor our strategic business plan, market conditions and other factors to determine whether we wish to become a Financial Holding Company and take advantage of the expanded powers provided in the Modernization Act.

     Under the Modernization Act, securities firms and insurance companies that become Financial Holding Companies may acquire banks and other financial institutions. No regulatory approval will be required for a Financial Holding Company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. Prior Federal Reserve Board approval is required before a Financial Holding Company acquires the beneficial ownership or control of more than 5% of the voting shares of a bank holding company, bank or savings association. To the extent that the Modernization Act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation.

     The Modernization Act also added a new section to the Federal Deposit Insurance Act. The new section allowed subsidiaries of state banks to engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserved a state bank's right to retain all existing subsidiaries. California permits state chartered commercial banks to engage in any activity permissible for national banks. Under the Modernization Act, a national bank subsidiary may engage in any financial activity which may be conducted through a Financial Holding Company subsidiary, except for insurance underwriting, insurance investments, real estate investment or development or merchant banking. Therefore, Cathay Bank can form subsidiaries to engage in the activities authorized by the Modernization Act to the same extent as a national bank. To form a financial subsidiary, the Bank must be "well-capitalized" and meet other regulatory requirements. See "Other Banking Regulations - Federal Limits on the Activities and Investments of State-Chartered Banks" below.

     The Modernization Act may have the result of increasing the amount of competition that Bancorp and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than Bancorp and the Bank.

     PRIVACY. The Modernization Act provides consumers with new protections against the transfer and use of their nonpublic personal information by financial institutions. The Office of the Comptroller of the Currency, the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of Thrift Supervision issued final rules on June 1, 2000.

     Under the new rules, financial institutions must provide among other things:

     o initial notices to customers about their privacy policies (including a description of the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates)
     o   annual notices of such privacy policies to current customers
     o subject to certain exceptions, a reasonable method for customers to "opt out" of disclosure to nonaffiliated third parties

     The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These federal privacy protections do not prohibit state governments from imposing more protective rules, and a variety of such bills are currently pending in the California state legislature.

     CONSUMER PROTECTION RULES - SALE OF INSURANCE PRODUCTS. On December 4, 2000, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions as required by the Modernization Act. The effective date was originally April 1, 2001, but on March 19, 2001, the federal agencies postponed the effective date until October 1, 2001. The rules apply to any depository institution or any person selling, soliciting, advertising or offering insurance products or annuities to a customer at an office of the institution or on behalf of the institution.

     The rule requires oral and written disclosure, before the completion of the sale of an insurance product or annuity, that such product:

     o is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate
     o is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliates
     o   has certain risks of investment, including possible loss of value

     Finally, the depository institution may not condition an extension of credit on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates; on the consumer's agreement not to obtain an insurance product or annuity from an unaffiliated entity; or by prohibiting a consumer from obtaining an insurance product or annuity from an unaffiliated entity. The disclosure must be understandable and the customer must acknowledge receipt of such disclosure.

     In addition, to the extent practicable, a depository institution must keep insurance and annuity activities physically segregated from the areas where retail deposits are routinely accepted from the general public.

     SAFEGUARDING CONFIDENTIAL CUSTOMER INFORMATION. In February 2001, the federal bank and thrift regulatory agencies published guidelines requiring financial institutions to establish an information security program to:

     o   identify and assess the risks that may threaten customer information
     o develop a written plan containing policies and procedures to manage and control these risks
     o   implement and test the plan
     o adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats to information security

     Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations.

     The guidelines outline specific security measures that institutions should consider in implementing a security program. A financial institution must adopt those security measures determined to be appropriate. The guidelines require the Board of Directors to oversee an institution's efforts to develop, implement and maintain an effective information security program and approve written information security policies and programs. The guidelines are effective July 1, 2001.

     The precise impact of the Modernization Act on Bancorp and the Bank will not be fully known until the last of the Modernization Act's phased effective dates occurs on November 12, 2004 and until regulatory agencies promulgate all the administrative regulations implementing many portions of the Act. It can be expected that state regulatory authorities and/or legislatures may act in response to the Modernization Act.

OTHER BANKING REGULATIONS

     Cathay Bank, as a California state-chartered commercial bank, is subject to primary supervision, periodic examination and regulation by the FDIC and by the State of California Department of Financial Institutions. The Bank's deposits are insured by the FDIC up to the legal maximum and the Bank is subject to FDIC rules applicable to insured banks. Although not a member of the Federal Reserve System, the Bank is subject to Federal and State rules and regulations.

     CAPITAL REQUIREMENTS. The Federal Reserve Board and the FDIC have established risk-based minimum capital guidelines that seek to ensure that banking organizations are appropriately capitalized. The guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for transactions reported on the balance sheet as assets, and transactions which are recorded as off-balance sheet items, such as letters of credit or recourse arrangements. Under these guidelines, the nominal dollar amounts of assets and the credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjusted percentages. The risk adjusted percentages range from 0% for assets with low credit risk, such as U.S. Treasury Securities, to 100% for assets with high credit risk, such as commercial loans.

     The federal regulators require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% (10% to be well capitalized) and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4% (6% to be well capitalized). In addition, the federal regulators require a minimum Tier 1 leverage ratio of 4% (5% to be well capitalized). The Bank was well capitalized as of December 31, 2000 with a total risk-based capital ratio of 11.84%, a Tier 1 risk-based capital ratio of 10.64% and Tier 1 leverage ratio of 8.93%.

     The tables presenting our risk-based capital and leverage ratios as of December 31, 2000 are included in Note 11 to the Consolidated Financial Statements on page 59 of the Annual Report to Stockholders, and are incorporated herein by reference.

     PROMPT CORRECTIVE ACTION. In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (or FDICIA) was enacted into law. FDICIA provided for the recapitalization of the Bank Insurance Fund and improved examinations of insured depository institutions. It required each federal banking regulatory agency to revise its risk-based capital standards and to specify levels at which regulated institutions are considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." It prescribes standards for safety and soundness of all insured depository institutions. FDICIA requires each federal banking agency and the FDIC to take "prompt corrective action" against those institutions that fail to satisfy their minimum capital requirements. As of December 31, 2000 the Bank was well capitalized for these regulatory purposes.

     An institution that, based on its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category, if the appropriate federal banking agency determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. The affected institution must receive proper notice and have an opportunity for a hearing. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank's activities, operational practices and ability to pay dividends.

     In addition to measures taken under the prompt corrective action provision, commercial banking organizations may be subject to potential enforcement actions by federal regulators for, among other things, unsafe or unsound practices in conducting their businesses, or violations of any law, rule, regulation, or any condition imposed in writing by the relevant regulatory agency or any written agreement with a regulatory agency.

     PREMIUMS FOR DEPOSIT INSURANCE. Cathay Bank's deposit accounts are insured by the Bank Insurance Fund, as administered by the FDIC, up to the maximum permitted by law. The amount of FDIC assessments paid by each Bank Insurance Fund member institution is based on its capitalization risk level and its supervisory subgroup category. The supervisory subgroup category is based on the

FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

     The Bank Insurance Fund assessment rate as of December 31, 2000, ranged from zero to 27 basis points per $100 of insured deposits. At December 31, 2000, the Bank's assessment rate was zero. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the Bank Insurance Fund assessment rate could have a material adverse effect on our earnings.

     The FDIC is authorized to terminate a depository institution's deposit insurance if it finds among other things that:

     o   the institution's condition is unsafe or unsound
     o   the institution has engaged in unsafe or unsound practices
     o the institution has violated any applicable law, rule, regulation, order or condition imposed in writing by the relevant regulating agency or any written agreement with a regulating agency

     Under the Economic Growth and Regulatory Paperwork Reduction Act of 1996, on January 1, 1997, banks began paying an annual assessment towards the retirement of U.S. government issued Financing Corporation bonds. The bonds were issued in the 1980s to capitalize the Federal Savings and Loan Insurance Corporation to assist in the recovery of the savings and loan industry. FDIC insured institutions paid approximately 2.07 cents per $100 of Bank Insurance Fund-assessable deposits in 2000. The FDIC established the assessment rate effective for the first two quarters of 2001 at approximately 1.93 cents annually per $100 of Bank Insurance Fund-assessable deposits.

     DIVIDENDS. As a California corporation and a state-chartered bank, Cathay Bank may not pay dividends to Bancorp in excess of certain statutory and regulatory limits. As of December 31, 2000, the maximum dividend that Cathay Bank could have declared, subject to regulatory approval, was $71,973,000.

     The California Commissioner of Financial Institutions and the Federal Reserve Board may also prohibit a bank from paying dividends to its bank holding company if they determine that such payment would constitute an unsafe or unsound banking practice. In addition, if Cathay Bank fails to comply with its minimum capital requirements, its regulators may restrict its ability to pay dividends using prompt corrective action or other enforcement powers.

     COMMUNITY REINVESTMENT ACT AND FAIR LENDING. Cathay Bank is subject to certain fair lending requirements and reporting obligations involving its home mortgage lending operations and Community Reinvestment Act activities. Under the Community Reinvestment Act, a bank is obligated to help meet the credit needs of its entire community, including low and moderate income neighborhoods, consistent with safe and sound operation. The Community Reinvestment Act does not establish specific lending requirements or programs, nor does it limit a bank's discretion to develop the types of products and services that it believes are best suited to its community. However, the Community Reinvestment Act does require that federal regulators, when examining an institution, assess the institution's record of meeting the credit needs of its community and take such record into account in evaluating certain applications, including an application to become a Financial Holding Company under the Modernization Act.

     Federal regulators are required to provide a written examination of an institution's Community Reinvestment Act performance. The regulators rate an institution's performance using a four tiered rating system. The ratings are: outstanding record of meeting community credit needs; satisfactory record of meeting community credit needs; needs to improve record of meeting community credit needs; and substantial noncompliance of meeting community credit needs. The ratings are available to the public. Based upon an examination by the FDIC in January 2001, the Bank's Community Reinvestment Act rating was "satisfactory" in meeting community credit needs.

     Cathay Bank is also subject to other fair lending requirements and reporting obligations related to its home mortgage lending operations. The Equal Credit Opportunity Act and Fair Housing Act prohibit discrimination on the basis of race, color, religion, national origin, sex or marital status, or age (provided the applicant has the capacity to contract). A bank can become subject to substantial penalties and corrective measures for violations of fair lending laws.

     FEDERAL LIMITS ON THE ACTIVITIES AND INVESTMENTS OF STATE-CHARTERED BANKS. Federal restrictions on the direct and indirect activities and investments of state-chartered or licensed depository institutions exist if the institution either carries federal deposit insurance or is involved in activities with foreign banks. The FDIC is the regulatory agency with the authority to determine federal restrictions on all direct and indirect activities and investments.

     Prior to 1999, subject to a number of grandfathering provisions and a few exceptions, there were three rules which limited the activities and investments of state-chartered banks.

     1. A state-chartered bank could not engage as principal in any type of activity that was prohibited for a national bank, unless the FDIC determined the activity posed no significant risk to the affected deposit insurance fund and the institution met its fully phased in capital requirements.
     2. A state-chartered bank could not make or retain an equity investment of a type or in an amount that was prohibited for a national bank; and, divestiture of such an investment was required by 1996.
     3. A state-chartered bank could retain an equity investment in the form of a majority-owned subsidiary engaged as principal in activities prohibited for a national bank subsidiary, but only if the FDIC had made the same determinations respecting risk to the insurance fund and capital compliance by the bank.

     The Modernization Act added a new section to the Federal Deposit Insurance Act to provide that an insured state bank may control or hold an interest in a subsidiary engaged as principal in activities that would be permissible for a national bank to conduct through a financial subsidiary, subject to certain conditions. Under the Modernization Act, in January 2001, the FDIC adopted final rules to streamline the certification process. State nonmember banks may self certify that they meet the requirements necessary to qualify for conducting non-agency activities. The insured state bank must certify that: it is "well managed;" it is "well capitalized;" it will deduct the aggregate amount of its outstanding equity investment in all financial subsidiaries that engage in activities as principal from the bank's total assets and tangible equity; and it will deduct such equity investment in such financial subsidiaries from its total risk-based capital. In addition, the bank must have received a Community Reinvestment Act rating of "satisfactory" in meeting community credit needs in its most recent examination.

     Additional requirements must be satisfied in order for a financial subsidiary of a state nonmember insured bank to conduct securities underwriting. Securities activities are subject to a variety of general and specific safety and soundness restrictions. Further, state banks wishing to engage in activities prohibited to national banks, such as real estate development or investment, must continue to seek FDIC consent by filing a notice or application, as was the procedure before the Modernization Act.

     INTERSTATE BANKING. The Federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was signed into law on September 29, 1994. The Riegle-Neal Act significantly relaxed or eliminated many restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act permitted a bank holding company to acquire banks in states other than its "home state," even if applicable state law would not permit that acquisition. Such acquisitions continue to require Federal Reserve Board approval and remain subject to certain state laws.

     Effective June 1, 1997, the Riegle-Neal Act permitted interstate mergers of banks, thereby allowing a single merged bank to operate branches in multiple states. The Riegle-Neal Act allowed each state to adopt legislation to "opt-out" of these interstate merger provisions. Conversely, the Riegle-Neal Act permitted states to "opt in" to the merger provisions of the Act prior to their stated effective date, to permit interstate mergers in that state prior to June 1, 1997. The enactment of the California Interstate Banking and Branching Act of 1995 provided for interstate banking and branching in California. This early opt-in legislation became effective on October 2, 1995. It required out-of-state institutions which did not own a California bank to acquire an existing whole five-year old bank before establishing a California branch. De novo interstate branching was not permitted. This act revised much of the original California interstate banking law first enacted in 1986 that permitted interstate banking with other states on a reciprocal basis.

     Banks and bank holding companies contemplating acquisitions must comply with the following Acts, as applicable:

     o   the competitive standards of the Bank Holding Company Act
     o   the Change in Bank Control Act
     o   the Bank Merger Act

     The crucial test under each Act is whether the proposed acquisition will "result in a monopoly" or will "substantially" lessen competition in the relevant geographic market. Both the Bank Holding Company Act and the Bank Merger Act preclude granting regulatory approval for any transaction that will "result in" a monopoly or is in furtherance of a plan to create a monopoly. However, where a proposed transaction is likely to cause a substantial reduction in competition, or tends to create a monopoly or otherwise restrain trade, these Acts permit the granting of regulatory approval under certain circumstances. The applicable regulator may approve the transaction if it concludes that the perceived anti-competitive effects are clearly outweighed by the probable beneficial effects of the transaction in meeting the convenience and needs of the community to be served.

     We seek to expand our market areas by acquiring other financial institutions or establishing de novo branches in or outside of California as permitted by applicable laws, whenever suitable opportunities present themselves. The Riegle-Neal Act may have the effect of increasing competition by facilitating entry into the California banking market by out of state banks and bank holding companies.

     FEDERAL HOME LOAN BANK. The Federal Home Loan Bank System consists of twelve district banks and is supervised by the Federal Housing Finance Board. Commercial banks, credit unions, savings associations and certain other insured depository institutions making long-term home mortgage loans are eligible to become members of the Federal Home Loan Bank System.

     In January 1993, the Bank became a member and stockholder of the Federal Home Loan Bank in San Francisco. As a member and stockholder, the Bank has access to a source of low-cost liquidity. The level of stock ownership is currently governed by the Federal Home Loan Bank Act, and the amount of borrowing is defined by the amount of stock purchased. Stock is purchased and redeemed at par. The Bank's investment in Federal Home Loan Bank stock totaled 56,133 shares or $5,613,300 as of December 31, 2000.

     All credit extended by the district bank requires full collateralization. Eligible collateral includes the following:

     o  residential first mortgage loans on single and multi-family projects
     o  U.S. government and agency securities
     o  deposits in district banks
     o  certain other real estate related assets permitted by law

ITEM 3. LEGAL PROCEEDINGS

     Management is not currently aware of any litigation that is expected to have material adverse impact on our consolidated financial condition or the results of operations. The information contained in the second paragraph under the caption "Certain Transactions - Banking Transactions" on Page 21 of the Proxy Statement (as defined below) is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   (a)  Market Information

        The information under the caption "Market for Cathay Bancorp, Inc. Stock"on page 41 and under the caption "Additional Information" on page 74 of the Annual Report to Stockholders is incorporated herein by reference. As of March 29, 2001, the closing price of our Common Stock was $46.25 per share as reported by the Nasdaq National Market.

   (b)  Holders

        As of March 2, 2001, there were approximately 1,750 holders of record of our Common Stock.

   (c)  Dividends

        The information under the captions "Market for Cathay Bancorp, Inc. Stock" on page 41 and "Capital Resources" on pages 33 and 34 and in Note 11 to the Consolidated Financial Statements on pages 59 and 60 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information under the caption "Selected Consolidated Financial Data" on page 13 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 40 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the captions "Liquidity and Market Risk" and "Interest Rate Sensitivity" on pages 34 through 37 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report and the Company's Consolidated Financial Statements and Notes thereto on pages 43 through 70 of the Annual Report to Stockholders is incorporated herein by reference. See Item 14 of this report for information concerning financial statements filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the caption "Election of Directors" on pages 3 through 7 of our definitive Proxy Statement relating to our 2001 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     The term of office of each officer is from the time of appointment until the next annual organizational meeting of the Board of Directors of Bancorp or Cathay Bank (or action in lieu of a meeting) and until the appointment of his or her successor unless, before that time, the officer resigns or is removed or is otherwise disqualified from serving as an officer of Bancorp or Cathay Bank.

     The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 21 of our Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the captions "Compensation of Directors", "Information Concerning Management Compensation", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report on Executive Compensation" on pages 9 through 19 of our Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The information under the captions "Principal Holders of Securities" on page 2 and "Election of Directors" on pages 3 through 7 of our Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the captions "Election of Directors" on pages 3 through 7 and "Certain Transactions" on pages 21 and 22 of our Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Documents Filed as Part of this Report

     (a)(1)  Financial Statements

                              Financial Statements
                                       of
                      Cathay Bancorp, Inc. and Subsidiary*


                                                                                              PAGE NO. IN
                                                                                             ANNUAL REPORT
                                                                                             -------------
             Consolidated Statements of Condition
               as of December 31, 2000 and 1999                                                     43

             Consolidated Statements of Income and Comprehensive Income
               for each of the years in the 3-year period
               ended December 31, 2000                                                              44

             Consolidated Statements of Changes in Stockholders' Equity
               for each of the years in the 3-year period
               ended December 31, 2000                                                              45

             Consolidated Statements of Cash Flows
               for each of the years in the 3-year period
               ended December 31, 2000                                                              46

             Notes to Consolidated Financial Statements                                           47-69

             Independent Auditors' Report of KPMG LLP                                               70


     *Parent-only condensed financial information of Bancorp as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 is included in Note 16 to the Consolidated Financial Statements on pages 67 and 68 of the Annual Report to Stockholders, which is incorporated herein by reference.

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

     3.2 Restated Bylaws. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

     3.3 Certificate of Designation of Series A Junior Participating Preferred Stock.

     4.1 Shareholders Rights Plan. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp's Registration Statement on Form 8-A on December 20, 2000 and incorporated herein by reference.

     10.1 Form of Indemnity Agreements between Bancorp and its directors and certain officers. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No.
             33-33767 and incorporated herein by reference.

     10.2 Amended and Restated Cathay Bank Employee Stock Ownership Plan and Trust, each amended by the First Amendment, and Second Amendment thereto. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp's Amendment No.1 to Annual Report on Form 10-K/A for the year ended December 31, 1998 and incorporated herein by reference.

     10.3 Dividend Reinvestment Plan of Bancorp. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

     10.4 Equity Incentive Plan of Bancorp. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.*

     13.1 Certain portions of Bancorp's 2000 Annual Report to Stockholders being incorporated herein by reference.

     22.1    Subsidiaries of Bancorp

     23.1    Consent of Independent Auditors

     * Management compensatory plan

     (b)     Reports on Form 8-K

             On November 28, 2000, Bancorp filed a Current Report on Form 8-K with the Securities and Exchange Commission to report Bancorp's adoption of a successor rights plan.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CATHAY BANCORP, INC.



Date:  March 30, 2001                             By: /s/ DUNSON K. CHENG
                                                      --------------------------
                                                      Dunson K. Cheng
                                                      Chairman and President

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


SIGNATURE                                        TITLE                                  DATE

/s/ DUNSON K. CHENG                              President, Chairman of                 March 30, 2001
------------------------------------             the Board and Director
Dunson K. Cheng                                  (principal executive officer)

/s/ ANTHONY M. TANG                              Executive Vice President,              March 30, 2001
------------------------------------             Chief Financial Officer
Anthony M. Tang                                  /Treasurer and Director
                                                 (principal financial officer)
                                                 (principal accounting officer)

/s/ RALPH ROY BUON-CRISTIANI                     Director                               March 30, 2001
------------------------------------
Ralph Roy Buon-Cristiani

                             [SIGNATURES CONTINUED]

                             [SIGNATURES CONTINUED]


SIGNATURE                                        TITLE                                  DATE

/s/ KELLY L. CHAN                                Director                               March 30, 2001
------------------------------------
Kelly L. Chan


/s/ MICHAEL M.Y. CHANG                           Director                               March 30, 2001
------------------------------------
Michael M.Y. Chang


/s/ GEORGE T.M. CHING                            Vice Chairman of the                   March 30, 2001
------------------------------------             Board and Director
George T.M. Ching

/s/ WING K. FAT                                  Director                               March 30, 2001
------------------------------------
Wing K. Fat


/s/ PATRICK S.D. LEE                             Director                               March 30, 2001
------------------------------------
Patrick S.D. Lee


/s/ JOSEPH C.H. POON                             Director                               March 30, 2001
------------------------------------
Joseph C.H. Poon


/s/ THOMAS G. TARTAGLIA                          Director                               March 30, 2001
------------------------------------
Thomas G. Tartaglia


/s/ WILBUR K. WOO                                Secretary of the Board                 March 30, 2001
------------------------------------             and Director
Wilbur K. Woo

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------

3.1 Restated Articles of Incorporation. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

3.2 Restated Bylaws. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

3.3               Certificate of Designation of Series A Junior Participating
                  Preferred Stock.

4.1 Shareholders Rights Plan. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp's Registration Statement on Form 8-A on December 20, 2000 and incorporated herein by reference.

10.1 Form of Indemnity Agreements between Bancorp and its directors and certain officers. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

10.2 Amended and Restated Cathay Bank Employee Stock Ownership Plan and Trust, each amended by the First Amendment, and Second Amendment thereto. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp's Amendment No.1 to Annual Report on Form 10-K/A for the year ended December 31, 1998 and incorporated herein by reference.

10.3 Dividend Reinvestment Plan of Bancorp. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

10.4 Equity Incentive Plan of Bancorp. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.*

13.1 Certain portions of Bancorp's 2000 Annual Report to Stockholders being incorporated herein by reference.

22.1              Subsidiaries of Bancorp

23.1              Consent of Independent Auditors

                  * Management compensatory plan