Form 10-Q
period 2001-03-31
CATHAY BANCORP INC
filed 2001-05-15
CIK 861842

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2001______

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission file number  0-18630________

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

Yes ☒         No ☐

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common stock, $.01 par value, 9,095,239 shares outstanding as of May 4, 2001

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CATHAY BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)
(unaudited)

	March 31, 2001	December 31, 2000
ASSETS
Cash and due from banks	$51,803	$65,687
Federal funds sold and securities purchased under agreements to resell	18,500	19,000

Cash and cash equivalents	70,303	84,687
Securities available-for-sale (amortized cost of $218,972 in 2001 and $173,841 in 2000)	225,898	177,796
Securities held-to-maturity (estimated fair value of $400,790 in 2001 and $388,656 in 2000)	394,711	387,200
Loans	1,485,729	1,463,413
Less: Allowance for loan losses	(22,590)	(21,967)
Unamortized deferred loan fees	(4,066)	(4,139)
Loans,net	1,459,073	1,437,307
Other real estate owned, net	5,174	5,174
Investments in real estate, net	16,433	17,348
Premises and equipment, net	29,403	29,723
Customers' liability on acceptance	18,149	20,355
Accrued interest receivable	15,299	15,633
Goodwill	9,528	9,744
Other assets	18,028	21,867
Total assets	$2,261,999	$2,206,834
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand deposits	$215,325	$221,805
Interest bearing accounts
NOW accounts	125,430	125,647
Money market deposits	137,420	119,805
Savings deposits	229,962	231,761
Time deposits under $100	395,595	379,809
Time deposits of $100 or more	850,792	797,620
Total deposits	1,954,524	1,876,447

Securities sold under agreements to repurchase	43,379	68,173
Advances from Federal Home Loan Bank	10,000	10,000
Acceptances outstanding	18,149	20,355
Other liabilities	10,858	17,072
Total liabilities	2,036,910	1,992,047

Stockholders' equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued	--	--
Common stock, $.01 par value; 25,000,000 shares authorized, 9,086,323 and 9,074,365 shares issued and outstanding in 2001 and 2000, respectively	91	91
Additional paid-in-capital	66,919	66,275
Accumulated other comprehensive income, net	4,849	2,303
Retained earnings	153,230	146,118
Total stockholders' equity	225,089	214,787

Total liabilities and stockholders' equity	$2,261,999	$2,206,834

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	1st Qtr	1st Qtr
	Mar. 2001	Mar. 2000
INTEREST INCOME
Interest on loans	$32,374	$28,383
Interest on securities available-for-sale	3,144	2,500
Interest on securities held-to-maturity	5,988	6,297
Interest on Federal funds sold and securities purchased under agreements to resell	529	201
Interest on deposits with banks	11	7
Total interest income	42,046	37,388
INTEREST EXPENSE
Time deposits of $100 or more	11,645	9,180
Other deposits	7,027	5,930
Other borrowed funds	735	984
Total interest expense	19,407	16,094
Net interest income before provision for loan losses	22,639	21,294
Provision for loan losses	1,200	1,050
Net interest income after provision for loan losses	21,439	20,244

NON-INTEREST INCOME
Securities gains (losses)	864	-
Letter of credit commissions	540	524
Service charges	1,212	1,038
Other operating income	1,236	1,187
Total non-interest income	3,852	2,749
NON-INTEREST EXPENSE
Salaries and employee benefits	5,894	5,433
Occupancy expense	918	780
Computer and equipment expense	698	667
Professional services expense	1,270	858
FDIC and State assessments	116	112
Marketing expense	342	264
Real estate operations, net	(62)	38
Operations of investments in real estate	915	192
Other operating expense	1,020	908
Total non-interest expense	11,111	9,252
Income before income tax expense	14,180	13,741
Income tax expense	4,800	5,387
Net Income	9,380	8,354
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period	1,724	(165)
Cumulative adjustment upon adoption of FAS No. 133	566	-
Unrealized gains on cash flow hedging instruments	270	-
Less: reclassification adjustment for realized gains (losses) included in net income	(14)	-
Total other comprehensive income (loss), net of tax	2,546	(165)

Total comprehensive income	$11,926	$8,189
Net income per common share
Basic	$1.03	$0.92
Diluted	$1.03	$0.92

Cash dividends paid per common share	$0.25	$0.21

Basic average common shares outstanding	9,082,569	9,041,735
Diluted average common shares outstanding	9,115,028	9,051,413

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY  BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,380	$8,354
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200	1,050
Provision for losses on other real estate owned	-	42
Depreciation	366	318
Net gain on sale of other real estate owned	-	(98)
(Gain) Loss on sales and calls of securities	(18)	-
Amortization of investment security premiums, net	135	(148)
Amortization of goodwill	216	256
Unrealized losses on real estate operations	915	192
Increase (decrease) in deferred loan fees, net	(73)	333
Decrease in accrued interest receivable	334	762
Decrease in other assets, net	3,839	1,445
Increase (decrease) in other liabilities	(6,214)	4,006
Total adjustments	700	8,158
Net cash provided by operating activities	10,080	16,512
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(90,322)	(198,812)
Proceeds from maturity and call of investment securities available-for-sale	463	188,134
Proceeds from sale of investment securities available-for-sale	42,436	21,562
Proceeds from repayments and sale of mortgage-backed securities available-for-sale	2,370	1,207
Purchase of investment securities held-to-maturity	(33,690)	(11,235)
Proceeds from maturity and call of investment securities held-to-maturity	14,812	160
Proceeds from repayment of mortgage-backed securities held-to-maturity	10,747	8,493
Net increase in loans	(22,893)	(49,945)
Purchase of premises and equipment	(46)	(4,481)
Proceeds from sale of other real estate owned	-	1,471
Net (increase) decrease in investments in real estate	-	(263)
Net cash used in investing activities	(76,123)	(43,709)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts, money market and savings deposits	9,119	25,715
Net increase in time deposits	68,958	24,869
Net increase (decrease) in federal funds purchased and securitiessold under agreements to repurchase	(24,794)	2,363
Cash dividends	(2,268)	(1,897)
Proceeds from shares issued to Dividend Reinvestment Plan	475	431
Proceeds from exercise of stock options	169	3
Net cash provided by financing activities	51,659	51,484
Increase(Decrease) in cash and cash equivalents	(14,384)	24,287
Cash and cash equivalents, beginning of the period	84,687	64,081
Cash and cash equivalents, end of the period	$70,303	$88,368
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$20,449	$15,875
Income taxes	$4,672	$1,124
Non-cash investing activities:
Transfer to investment securities available-for-sale within 90 days of maturity	$560	$10,254
Net change in unrealized holding gains (losses) on securities available-for-sale, net of tax	$1,724	$(165)
Cumulative adjustment upon adoption of FAS No. 133	$566	$-
Unrealized gains on cash flow hedging instruments	$256	$-
Transfers to other real estate owned	$-	$826
Loans to facilitate the sale of other real estate owned	$-	$1,345

See accompanying Notes to Unaudited Condensed Consolidated Financial statements.

CATHAY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          BASIS OF PRESENTATION

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of Americafor complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.  Certain reclassifications have been made to the prior year’s financial statements to conform with the March 31, 2001 presentation.  For further information, refer to the consolidated financial statements and footnotes included in Cathay Bancorp's annual report on Form 10-K for the year ended December 31, 2000.

2.          RECENT ACCOUNTING PRONOUNCEMENTS

             In September 2000, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” as a replacement of SFAS No. 125.  The accounting provisions of SFAS No. 140 will apply to the Company for transfers of financial assets and extinguishments of debts occurring after March 31, 2001.  The Company does not expect that the adoption and implementation of SFAS No. 140 will have a material effect on its results of operations or financial condition.

3.          DERIVATIVE FINANCIAL INSTRUMENTS

             The Company enters into derivative financial instruments in order to seek to mitigate the risk of interest rate exposures related to its interest earning assets and interest bearing liabilities.  For periods prior to January 1, 2001, for those qualifying derivative instruments that altered the interest rate characteristics of assets or liabilities, the net differential to be paid or received on the instrument was treated as an adjustment to the yield on the underlying assets or liabilities.  Interest rate instruments that did not qualify for the accrual method, were recorded at fair value, with gains and losses recorded in earnings.

             As of January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137 and No. 138.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.  It requires the recognition of all derivative instruments as assets or liabilities in the Company’s statement of condition and measurement of those instruments at fair value.  The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge.  For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

             As of January 1, 2001 and March 31, 2001, the Company hedged a portion of its variable interest rate loans through an interest rate swap agreement with a $20.0 million notional amount.  The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at March 31, 2001 was approximately four years.  Adoption of SFAS No. 133, resulted in recording a $977,333 ($566,403 net of tax) increase in fair value to accumulated other comprehensive income and other assets.  Amounts to be paid or received on the interest rate swap will be reclassified into earnings upon the receipt of interest payments on the underlying hedged loans including amounts totaling $40,331 that were reclassified into earnings during the period ended March 31, 2001.  The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $413,162.

             The Company entered into a forward rate agreement with a notional amount of $100.0 million that was recorded at fair value, with unrealized gains recorded as securities gains in the accompanying condensed consolidated statements of income and comprehensive income.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion is given based on the assumption that the reader has access to and read the Annual Report on Form 10-K for the year ended December 31, 2000 of Cathay Bancorp, Inc. (“Bancorp”) and its subsidiary Cathay Bank (the “Bank" and together the “Company” or “we", “us” or “our”).

             The following discussion, and other sections of this report, include forward-looking statements regarding management’s beliefs, projections and assumptions concerning future results and events.  These forward-looking statements may, but do not necessarily, also include words such as “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates” or similar expressions.  Forward-looking statements are not guarantees.  They involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, adverse developments or conditions related to or arising from:

• Our expansion into new market areas;
• Fluctuations in interest rates;
• Demographic changes;
• Increases in competition;
• Deterioration in asset or credit quality;
• Changes in the availability of capital;
• Adverse regulatory developments;
• Changes in business strategy or development plans, including plans regarding the registered investment company;
• General economic or business conditions; and
• Other factors discussed in the section entitled “Factors that May Affect Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

Results of Operations

             We reported net income of $9.4 million or $1.03 per diluted common share for the first quarter of 2001, compared with $8.4 million or $0.92 per diluted common share for the same quarter of 2000.  The $1.0 million or 12% increase in 2001 first quarter net income was attributable to the following:

•            a $1.3 million or 6.3% increase in net interest income before provision for loan losses

•            a $150,000 or 14.3% increase in provision for loan losses

•            a $1.1 million or 40.1% increase in non-interest income

•            a $1.9 million or 20.1% increase in non-interest expense

•            a $587,000 or 10.9% decrease in income tax expense

             The annualized return on average assets and return on average stockholders’ equity for the first quarter of 2001 and 2000 are presented below:

	1st Qtr, 2001	1st Qtr, 2000

Return on average assets	1.71%	1.67%
Return on average stockholders’ equity	17.47%	18.66%

Net Interest Income

             Net interest income before provision for loan losses for the first quarter of 2001 and 2000 are summarized below:

	(In thousands)
	1st Qtr, 2001	1st Qtr, 2000
Net interest income before provision for loan losses	$22,639	$21,294
Net interest income before provision for loan losses, tax equivalent	$23,071	$21,709

             The increase in net interest income in the first quarter of 2001 is discussed below:

Interest income

• Interest income increased $4.7 million or 12.5% to $42.0 million primarily due to a $4.0 million or 14.1% increase in interest on loans to $32.4 million.
• The $4.0 million increase in interest on loans was attributable to the following:
• Increase in volume - an increase of $167.8 million or 13.3% in average net loans from $1,264.1 million in the first quarter of 2000 to $1,431.9 million in the first quarter of 2001 contributed an additional $3.5 million to interest income. The increase in average loans were funded primarily by growth in deposits, and secondarily Federal funds purchased and securities sold under agreements to repurchase, proceeds from matured securities and cash.
• Increase in rate - an increase of 14 basis points in average loan yield from 9.03% to 9.17% added $458,000 to interest income. The average loan yield increased slightly in the first quarter of 2001, compared with the same quarter of 2000 despite a six basis point decrease in our average reference rate from 8.94% to 8.88% due to three consecutive 50 basis point rate cuts by the Federal Reserve Board in the first quarter of 2001. The slight increase in average loan yield was attributable to a combination of lower average non-accrual loans as well as higher loan fee income.
• A change in the mix of interest earning assets – although loan demand softened in the first quarter of 2001, average net loans increased as a percentage of total interest earning assets to 69.75% in the first quarter of 2001 compared with 67.91% in the first quarter of 2000. This change in the mix of interest earning assets is favorable to net interest margin as loans generally yield higher than other types of investments.
• Consequently, the average taxable equivalent yield on interest earning assets increased 21 basis points from 8.20% to 8.41%.

Interest expense

 •           Interest expense increased $3.3 million or 20.6% to $19.4 million, which was entirely attributable to an increase of $3.4 million in interest expense on time deposits.

             •            Increase in volume - Average time deposits grew $131.2 million or 12.1% to $1,214.1 million, of which, $105.7 million were from time deposits over $100,000.  The increase in average time deposits added $1.6 million to interest expense.

             •            Increase in rate – Average rate on time deposits increased 65 basis points to 5.61% in the first quarter of 2001 compared with 4.96% in the same quarter of 2000.  Despite the fact that interest rates were lowered by a total of 150 basis points in the first quarter of 2001, our average rate on time deposits remained high as time deposits generally carry longer terms and do not reprice as quickly when market rate changes.  The increase in rate added $1.8 million to interest expense.

•            Interest expense on other interest bearing deposits increased $133,000 due to a combination of an increase of $23.6 million in volume as well as an increase of five basis points in rate.

•            Interest expense on advance from Federal Home Loan Bank decreased $241,000 in the first quarter of 2001 as the average volume was reduced by $20.0 million.

•            Accordingly, average cost of funds increased 47 basis points from 4.02% to 4.49%.

Net interest margin

•            As a result of the factors noted above, net interest margin, defined as taxable equivalent net interest income to average interest earning assets, decreased 14 basis points from 4.71% to 4.57%.

Provision for loan losses

             Management increased the provision for loan losses by $150,000 to $1.2 million in the first quarter of 2001 compared to $1.05 million in the first quarter of 2000.  Management believes the increase was prudent to cover additional inherent risk resulting from the overall increase of our loan portfolio.  Net charge-offs for the first quarter of 2001 and 2000 were $577,000 and $219,000, respectively.

Non-interest Income

             Non-interest income increased $1.1 million or 40.1% in the first quarter of 2001 to $3.9 million.  In the first quarter of 2001, we recognized $851,000 on a forward rate agreement contract in securities gains.  The contract was entered into on August 31, 2000 and settled on March 5, 2001.  In addition, service charge on deposits increased $0.2 million or 16.8% to $1.2 million primarily due to higher transaction volume.

Non-interest Expense

             Non-interest expense increased $1.9 million or 20.1% to $11.1 million in the first quarter of 2001.  The more significant items are discussed below:

• Real estate operations, net – we recognized $915,000 in 2001 versus $192,000 in 2000 in losses from low income housing investments that qualify for tax credit. We anticipate losses to approximate $300,000 each quarter for the remainder of 2001.
• Salaries and employee benefits increased $461,000 to $5.9 million primarily due to annual salary adjustments for non-exempt employees in the fourth quarter of 2000.
• Professional services expense rose $412,000 to $1.3 million. A majority of the increases were related to professional fees for the registered investment company as well as legal fees in connection with loans and other corporate matters.
• Occupancy expense advanced $138,000 to $918,000. The higher occupancy expense was mainly attributable to expenses in repair and maintenance, depreciation, property taxes and utilities.

             As a result of the above, the efficiency ratio increased to 41.94% in the first quarter of 2001, compared with 38.48% in the same quarter of 2000.

Income taxes

             The effective tax rate for the first quarter of 2001 was 33.85% compared with 39.20% for the first quarter of 2000.  The lower tax rate for 2001 was due primarily to the impact of the formation of a registered investment company subsidiary that provides flexibility to raise additional capital in a tax efficient manner.  The long-term plan for the registered investment company is currently under review.  Depending on the results of the review and other factors, the effective tax rate may change.  Currently management believes the effective tax rate will be approximately the same for the remainder of 2001.  There can be no assurance that the subsidiary will continue as a registered investment company, or that any tax benefits will continue or as to our ability to raise capital through this subsidiary.

Financial Condition Overview

             Despite deteriorating economic conditions nationwide, we continued to grow in the first quarter of 2001.  The major changes in our balance sheet during the first quarter of 2001 are listed below:

• Total assets increased $55.2 million or 2.5% to $2,262.0 million.
• Securities available-for-sale increased $48.1 million or 27.1% to $225.9 million.
• Securities held-to-maturity increased $7.5 million or 1.9% to $394.7 million.
• Net loans increased $21.8 million or 1.5% to $1,459.1 million.
• Total deposits increased $78.1 million or 4.2% to $1,954.5 million.
• Securities sold under agreements to repurchase decreased $24.8 million or 36.4% to $43.4 million.
• Stockholders’ equity increased $10.3 million or 4.8% to $225.1 million.

Interest Earning Asset Mix

             The tables below present the components of the interest earning asset as of the dates and for the periods indicated:

		(Dollars in thousands)
Types of Interest Earning Assets:	As of 3/31/01		As of 12/31/00
	Amount	Percentage	Amount	Percentage
Federal funds sold and securities purchased under agreements to resell	$18,500	0.9%	$19,000	0.9%
Securities available-for-sale	225,898	10.7	177,796	8.8
Securities held-to-maturity	394,711	18.8	387,200	19.2
Loans, net of deferred loan fees	1,481,663	70.5	1,459,274	72.2
Allowance for loan losses	(22,590)	(1.1)	(21,967)	(1.1)
Loans, net	1,459,073	69.4	1,437,307	71.1
Deposits with banks	5,119	0.2	899	0
Total interest earning assets	$2,103,301	100.0%	$2,022,202	100.0%

		(Dollars in thousands)
Average Interest Earning Assets:	1st Qtr, 2001		1st Qtr, 2000
	Amount	Percentage	Amount	Percentage
Federal funds sold and securities purchased under agreements to resell	$38,461	1.9%	$13,995	0.7%
Securities available-for-sale	188,680	9.2	160,036	8.6
Securities held-to-maturity	391,021	19.0	422,184	22.7
Loans, net of deferred loan fees	1,454,424	70.9	1,283,935	69.0
Allowance for loan losses	(22,475)	(1.1)	(19,809)	(1.1)
Loans, net	1,431,949	69.8	1,264,126	67.9
Deposits with banks	2,828	0.1	1,053	0.1
Total interest earning assets	$2,052,939	100.0%	$1,861,394	100.0%

        From the tables above, we can see that:
• Loan demand moderated in the first quarter of 2001 as total net loans accounted for 69.4% of interest earning assets at March 31, 2001, compared with 71.1% at year-end 2000.
• On the other hand, securities as a whole accounted for 29.5% of interest earning assets at March 31, 2001 from 27.9% at year-end 2000.
• Nevertheless, average net loans increased as a percentage of average interest earning assets in the first quarter of 2001 to 69.8% compared with 67.9% for the same quarter of 2000.

Securities

             Securities available-for-sale increased $48.1 million or 27.1% to $225.9 million and securities held-to-maturity advanced $7.5 million or 1.9% to $394.7 million during the quarter ended March 31, 2001.

             We recorded net unrealized holding gains of $6.9 million on securities available-for-sale as of March 31, 2001 compared with $4.0 million at year-end 2000.  These unrealized gains, net of tax effect, were included in accumulated other comprehensive income in stockholders’ equity for the periods reported.  The unrealized gains, net of tax, were $4.0 million as of March 31, 2001 and $2.3 million at year-end 2000. The increased unrealized holding gains in 2001 resulted from the decreasing interest rate environment in the first quarter of 2001.

             The average taxable equivalent yield on securities rose 32 basis points to 6.75% in the first quarter of 2001, compared with 6.43% for the same quarter in 2000 as some existing securities were purchased at higher interest rates.

             The following tables summarize the composition and maturity distribution of the investment portfolio as of the dates indicated:

	As of 3/31/01 (In thousands)
	Amortized	Gross	Gross
Securities Available-for-Sale:	Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agencies	$75,200	$4,250	$-0-	$79,450
State and municipal securities	560	-0-	-0-	560
Mortgage-backed securities	11,108	193	15	11,286
Collateralized mortgage obligations	5,517	26	-0-	5,543
Assets-backed securities	9,990	155	-0-	10,145
Commercial paper	28,463	-0-	10	28,453
Equity securities	23,603	49	23	23,629
Corporate bonds	64,531	2,301	-0-	66,832
Total	$218,972	$6,974	$48	$225,898

	As of 12/31/00 (In thousands)
	Amortized	Gross	Gross
Securities Available-for-Sale:	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$75,187	$3,130	$-0-	$78,317
State and municipal securities	1,275	2	-0-	1,277
Mortgage-backed securities	13,151	3	15	13,139
Collateralized mortgage obligations	5,850	68	46	5,872
Assets-backed securities	10,452	-0-	82	10,370
Equity securities	8,460	9	18	8,451
Corporate bonds	59,466	1,119	215	60,370
Total	$173,841	$4,331	$376	$177,796

	As of 3/31/01 (In thousands)
	Carrying	Gross	Gross	Estimated
Securities Held-to-Maturity:	Value	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$64,707	$1,010	$-0-	$65,717
State and municipal securities	69,428	2,148	131	71,445
Mortgage-backed securities	128,607	2,202	56	130,753
Collateralized mortgage obligations	44,819	525	-0-	45,344
Assets-backed securities	9,869	15	-0-	9,884
Corporate bonds	77,281	822	456	77,647
Total	$394,711	$6,722	$643	$400,790

	As of 12/31/00 (In thousands)
	Carrying	Gross	Gross	Estimated
Securities Held-to-Maturity:	Value	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$64,689	$586	$262	$65,013
State and municipal securities	68,820	1,567	422	69,965
Mortgage-backed securities	135,494	1,382	631	136,245
Collateralized mortgage obligations	48,694	182	125	48,751
Assets-backed securities	13,156	-0-	80	13,076
Corporate bonds	56,347	159	900	55,606
Total	$387,200	$3,876	$2,420	$388,656

Securities Portfolio Maturity Distribution:
	As of 3/31/01 (In thousands)
	1 Year	After 1 But	After 5 But	Over
Securities Available-for-Sale:	or Less	Within 5 Years	Within 10 Years	10 Years	Total
U.S. government agencies	$-0-	$17,240	$62,210	$-0-	$79,450
State and municipal securities	560	-0-	-0-	-0-	560
Mortgage-backed securities*	688	464	1,632	8,502	11,286
Collateralized mortgage obligations*	-0-	-0-	2,474	3,069	5,543
Assets-backed securities*	-0-	-0-	10,145	-0-	10,145
Commercial paper	28,453	-0-	-0-	-0-	28,453
Equity securities	23,629	-0-	-0-	-0-	23,629
Corporate bonds	18,784	35,215	12,833	-0-	66,832
Total	$72,114	$52,919	$89,294	$11,571	$225,898

	As of 3/31/01 (In thousands)
	1 Year	After 1 But	After 5 But	Over
Securities Held-to-Maturity:	or Less	Within 5 Years	Within 10 Years	10 Years	Total
U.S. government agencies	$-0-	$54,716	$9,991	$-0-	$64,707
State and municipal securities	1,751	8,336	24,124	35,217	69,428
Mortgage-backed securities*	944	6,584	57,341	63,738	128,607
Collateralized mortgage obligations*	-0-	-0-	42,160	2,659	44,819
Assets-backed securities*	-0-	9,869	-0-	-0-	9,869
Corporate bonds	8,979	47,144	21,158	-0-	77,281
Total	$11,674	$126,649	$154,774	$101,614	$394,711
• The mortgage-backed securities and assets-backed securities reflect stated maturities and not anticipated prepayments.

Loans

             We experienced some slowdown in loan demand in the first quarter of 2001.  Total gross loans increased $22.3 million or 1.5% to $1,485.7 million at March 31, 2001 from $1,463.4 million at year-end 2000.

             The increase in gross loans was primarily resulted from increases of $34.5 million in construction loans offset by decreases of $14.0 million in commercial mortgage loans.  The increase in construction loans in the first quarter of 2001 was attributable to both new projects and disbursements on old projects.  As of March 31, 2001 we have approximately $47 million in construction loan commitments.  The decrease in commercial mortgage loans was due to pay-offs.

             Residential mortgage loans increased $2.6 million in the first quarter of 2001.  As interest rates decreased, we experienced more refinancing activities as well as new purchases.

             Commercial loans increased slightly since we experienced seasonal pay downs of trade financing credits as customers collected accounts receivables from the pre-Christmas sales.

             The following table sets forth the classification of loans by type and mix as of the dates indicated:

	(Dollars in thousands)
	As of 3/31/01		As of 12/31/00
Types of Loans:	Amount	Percentage	Amount	Percentage
Commercial loans	$443,258	30.4%	$442,181	30.8%
Residential mortgage loans	223,270	15.3	220,720	15.3
Commercial mortgage loans	616,668	42.3	630,662	43.9
Real estate construction loans	176,533	12.1	142,048	9.9
Installment loans	25,726	1.8	27,329	1.9
Other loans	274	-0-	473	-0-
Total loans - Gross	1,485,729		1,463,413
Allowance for loan losses	(22,590)	(1.6)	(21,967)	(1.5)
Unamortized deferred loan fees	(4,066)	(0.3)	(4,139)	(0.3)
Total loans - Net	$1,459,073	100.0%	$1,437,307	100.0%

Risk Elements of the Loan Portfolio

Non-performing Assets

             Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, and other real estate owned (“OREO”).

             Our non-performing assets decreased $3.2 million or 15.9% to $17.2 million at March 31, 2001, compared with $20.5 million at year-end 2000.  The decrease was due to a combination of the following:

• A decrease of $2.7 million in nonaccrual loans
• A decrease of $550,000 in loans past due 90 days or more and still accruing interest

             As a percentage of gross loans and OREO, non-performing assets decreased to 1.15% at March 31, 2001 from 1.39% at year-end 2000.  The non-performing loan coverage ratio, defined as the allowance for loan losses to non-performing loans, increased to 187.59% at March 31, 2001, compared with 143.72% at year-end 2000.  This much higher non-performing loan coverage ratio at March 31, 2001 was due to a reduction of $3.2 million in non-performing loans coupled with an increase of $623,000 in the allowance for loan losses.

             The following table presents the breakdown of non-performing assets by categories as of the dates indicated:

	(Dollars in thousands)
	3/31/01	12/31/00
Accruing loans past due 90 days or more	$39	$589
Nonaccrual loans	12,003	14,696
Total non-performing loans	12,042	15,285
Real estate acquired in foreclosure	5,174	5,174
Total non-performing assets	$17,216	$20,459
Accruing troubled debt restructurings	$4,513	$4,531
Non-performing assets as a percentage of gross loans plus OREO	1.15%	1.39%
Allowance for loan losses as a percentage of non-performing loans	187.59%	143.72%

Nonaccrual Loans

             The nonaccrual loans of $12.0 million at March 31, 2001 consisted mainly of $8.7 million in commercial loans and $2.9 million in commercial mortgage loans.

             The following tables present the type of properties securing the loans and the type of businesses the borrowers engaged in under commercial mortgage and commercial nonaccrual loan categories as of the dates indicated:

		(In thousands)
	3/31/01		12/31/00
	Nonaccrual Loan Secured by Real Estate Property
	Commercial		Commercial
Type of Property:	Mortgage	Commercial	Mortgage	Commercial
Single/multi-family residence	$283	$745	$174	$531
Commercial	243	974	2,277	1,139
Land	2,403	-0-	2,403	-0-
UCC	-0-	6,101	-0-	7,083
Others	-0-	543	-0-	540
Unsecured	-0-	363	-0-	231
Total	$2,929	$8,726	$4,854	$9,524

		(In thousands)
	3/31/01		12/31/00
	Nonaccrual Loan Balance
	Commercial		Commercial
Type of Business:	Mortgage	Commercial	Mortgage	Commercial
Real estate development	$2,646	$89	$2,648	$166
Wholesale/retail	-0-	4,639	174	4,798
Food/Restaurant	-0-	1,762	-0-	2,005
Import	-0-	1,569	-0-	2,092
Investments	283	-0-	2,032	-0-
Others	-0-	667	-0-	463
Total	$2,929	$8,726	$4,854	$9,524

Commercial mortgage nonaccrual loans

• The balance of $2.4 million consisted of one credit secured by first trust deed on land.

Commercial nonaccrual loans

• The balance of $6.1 million consisted of 14 credits secured by borrowers’ assets, mainly accounts receivables and inventories.
• The balance of $974,000 comprised four credits secured primarily by first trust deeds on commercial buildings and warehouses.

Troubled debt restructurings

             Troubled debt restructurings stayed approximately the same at $4.5 million as of March 31, 2001 and at year-end 2000.  All of the troubled debt restructurings at March 31, 2001 were commercial mortgage loans.  With an exception of one credit in the amount of $270,000 which was 30 days past due, all other troubled debt restructurings were performing under their revised terms as of March 31, 2001.

Impaired loans

             A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events.

             We consider all loans classified and restructured in our evaluation of loan impairment.  The classified loans are stratified by size, and loans less than our defined selection criteria are treated as a homogenous portfolio.  If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate.  If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral.  If the measurement of the impaired loan is less than the recorded amount of the loan, we then recognize an impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses.

             We identified impaired loans with a recorded investment of $27.8 million at March 31, 2001 which approximated those at year-end 2000.

Loan concentration

             There were no loan concentrations to multiple borrowers in similar activities, which exceeded 10% of total loans as of March 31, 2001.

Allowance for Loan Losses

             The following table presents information relating to the allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	For the	For the
	three months ended	year ended
	3/31/01	12/31/00
Balance at beginning of period	$21,967	$19,502
Provision for loan losses	1,200	4,200
Loans charged-off	(676)	(1,905)
Recoveries of charged-off loans	99	170
Balance at end of period	$22,590	$21,967
Average net loans outstanding during the period	$1,431,949	$1,313,177
Ratio of net charge-offs to average net loans outstanding during the period (annualized)	0.16%	0.13%
Provision for loan losses to average net loans outstanding during the period (annualized)	0.34%	0.32%
Allowance to non-performing loans at period-end	187.59%	143.72%
Allowance to gross loans at period-end	1.52%	1.50%

             The $676,000 charged-off loans in the first quarter of 2001 included primarily commercial loans, and secondarily, installment loans, international loans and other loans.

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

             Our allowance for loan losses consists of the following:

• Specific allowances: For impaired loans, we provide specific allowances based on an evaluation of impairment. For other classified loans, we allocate a portion of the general allowance to each impaired loan based on a loss percentage assigned. The percentage assigned depends on a number of factors including the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral, charge-off history, management’s knowledge of the portfolio and general economic conditions.
• General allowance: The unclassified portfolio is categorized by loan types. The allocation is arrived by assigning a loss percentage to each loan type based on an evaluation of the degree of inherent risk, potential loan losses and other significant risk factors inherent in the loans.

             The following tables present a breakdown of impaired loans and the related allowances as of the dates indicated:

	As of 3/31/01 (In thousands)
	Recorded		Net
	Investment	Allowance	Balance
Commercial	$13,824	$3,390	$10,434
Commercial mortgage	13,229	2,043	11,186
Other	718	120	598
Total	$27,771	$5,553	$22,218

	As of 12/31/00 (In thousands)
	Recorded		Net
	Investment	Allowance	Balance
Commercial	$13,868	$3,682	$10,186
Commercial mortgage	13,208	1,881	11,327
Other	742	133	609
Total	$27,818	$5,696	$22,122

        Based on our evaluation process and the methodology to determine the level of the allowance for loan losses mentioned previously, management believes the allowance level at March 31, 2001 to be adequate to absorb estimated probable losses identified through its analysis.

Other Real Estate Owned

             Our OREO, net of a valuation allowance of $131,000, was carried at $5.2 million at March 31, 2001, which was comparable to our OREO carried at year-end 2000.

             During the first quarter of 2001, we did not acquire additional OREO or dispose of any existing properties.  As of March 31, 2001, there were five outstanding OREO properties, which included land, commercial buildings and a single family residence.  All properties are located in California.

             We maintain a valuation allowance for OREO properties to reduce the carrying value of OREO to the estimated fair value of the properties.  We perform periodic evaluations on each property and make corresponding adjustments to the valuation allowance, if necessary.  Any decline in value is recognized by a corresponding increase to the valuation allowance in the current period.  Management did not make any provision for OREO losses in the first quarter of 2001.

Investments in Real Estate

             Our investments in real estate at March 31, 2001 comprised investments in four limited partnerships formed for the purpose of investing in low income housing projects, which qualify for Federal low income housing tax credits and/or California tax credit.

             Investments in real estate decreased $915,000 to $16.4 million at March 31, 2001 from $17.3 million at year-end 2000.  The decrease was attributed to a recognition of $915,000 in losses from the partnerships’operations.

             The following table summarizes the composition of our investments in real estate as of the dates indicated:

	Percentage of	Acquisition
(Dollars in thousands)	Ownership	Date	3/31/01	12/31/00

Las Brisas	49.50%	Dec 1993	$88	$189
Los Robles	99.00%	Aug 1995	423	393
California Tax Credit Funds	36.00%	Mar 1999	13,282	14,127
Wilshire Courtyard	99.90%	May 1999	2,640	2,639
			$16,433	$17,348

Deposits

             Total deposits amounted to $1,954.5 million as of March 31, 2001, representing an increase of $78.1 million or 4.2% in comparison with $1,876.4 million at year-end 2000.  The majority of the growth came from time deposits:

• Time deposits of $100,000 or more (“Jumbo CD’s”) grew $53.2 million or 6.7%.
• Time deposits under $100,000 grew $15.8 million or 4.2%.

             The following tables display the deposit mix as of the dates and for the periods indicated:

		(Dollars in thousands)
	As of 3/31/01		As of 12/31/00
Types of Deposits:	Amount	Percentage	Amount	Percentage
Demand	$215,325	11.0%	$221,805	11.8%
NOW accounts	125,430	6.4	125,647	6.7
Money market accounts	137,420	7.0	119,805	6.4
Savings deposits	229,962	11.8	231,761	12.4
Time deposits under $100	395,595	20.3	379,809	20.2
Time deposits of $100 or more	850,792	43.5	797,620	42.5
Total deposits	$1,954,524	100.0%	$1,876,447	100.0%

	(Dollars in thousands)
	1st Qtr, 2001		1st Qtr, 2000
Average Deposits:	Amount	Percentage	Amount	Percentage
Demand	$213,316	11.2%	$201,184	11.6%
NOW accounts	124,287	6.5	122,431	7.1
Money market accounts	127,286	6.7	99,829	5.7
Savings deposits	224,298	11.8	229,978	13.2
Time deposits under $100	392,819	20.6	367,308	21.2
Time deposits of $100 or more	821,318	43.2	715,631	41.2
Total deposits	$1,903,324	100.0%	$1,736,361	100.0%

             As interest rate spreads widened between Jumbo CD’s and other types of interest-bearing deposits under the prevailing interest rate environment, our Jumbo CD portfolio continues to grow faster than other types of deposits.  Management believes our Jumbo CD’s are generally less volatile primarily due to the following reasons:

• approximately 50% of the Bank’s Jumbo CD’s have stayed with the Bank for more than two years;
• the Jumbo CD portfolio continued to be diversified with 4,318 individual accounts averaging approximately $173,000 per account owned by 3,048 individual depositors as of January 19, 2001;
• this phenomenon of having a relatively higher percentage of Jumbo CD’s to total deposits exists in most of the Asian American banks in our California market due to the fact that the customers in this market tend to have a higher savings rate.

             Management continues to monitor the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the patrons the Bank is servicing.  To discourage the concentration in Jumbo CD’s, management has continued to make efforts in the following areas:

1)         to offer non-competitive interest rates paid on Jumbo CD’s;
2)         to promote transaction-based products from time to time;
3)         to seek to diversify the customer base by branch expansion and/or acquisition as opportunities arise.

Capital Resources

             Stockholders' equity totaled $225.1 million or 9.95% of total assets as of March 31, 2001, compared with $214.8 million or 9.73% of total assets at year-end 2000.  The increase of $10.3 million or 4.8% in stockholders’ equity was due to the following:

• an addition of $9.4 million from net income, less dividends paid of $2.27 million;
• $644,000 from issuance of additional common shares through the Dividend Reinvestment Plan and proceeds from exercise of stock options;
• an increase of $2.5 million in accumulated other comprehensive income, including:
• a favorable difference of $1.7 million in the net unrealized holding gains on securities available-for-sale, net of tax; and
• $822,000 from unrealized gains on cash flow hedging instruments.

             We declared a cash dividend of $0.25 per common share in January 2001 on 9,074,365 shares outstanding and in April 2001 on 9,086,323 shares outstanding. Total cash dividends paid in 2001, including the $2.27 million paid in April, amounted to $4.5 million.

             On April 9, 2001, we announced a stock repurchase program of up to $15 million worth of shares of our common stock.  Bancorp intends to repurchase shares under the program, from time to time, in the open market or through negotiated purchases throughout the year, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well capitalized financial institution.  On April 17, 2001, we purchased 600 shares at $51.77 per share under the stock repurchase program.

             Under the Equity Incentive Plan adopted by the Board of Directors in 1998, we granted 55,500 options to purchase 55,500 shares of common stock with an exercise price of $60.19 per share to eligible officers and directors on January 18, 2001.  On March 15, 2001, we granted additional 900 options to purchase 900 shares of common stock with the same exercise price.

             Management seeks to retain the Company's capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

             Both Bancorp’s and the Bank’s regulatory capital continued to well exceed the regulatory minimum requirements at March 31, 2001.  In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0% and Tier 1 leverage capital ratio equal to or greater than 5.0%.

             The following tables present Bancorp and the Bank's capital and leverage ratios as of March 31, 2001 and December 31, 2000:

	Bancorp (Dollars in thousands)
	As of 3/31/01		As of 12/31/00
	Balance	Percentage	Balance	Percentage
Tier 1 capital (to risk-weighted assets)	$210,712[1]	10.99%	$202,741[2]	11.05%
Tier 1 capital minimum requirement	76,725	4.00	73,392	4.00
Excess	$133,987	6.99%	$129,349	7.05%
Total capital (to risk-weighted assets)	$233,323[1]	12.16%	$224,708[2]	12.25%
Total capital minimum requirement	153,451	8.00	146,784	8.00
Excess	$79,872	4.16%	$77,924	4.25%
Risk-weighted assets	$1,918,135		$1,834,804
Tier 1 capital (to average assets) - Leverage ratio	$210,712[1]	9.53%	$202,741[2]	9.28%
Minimum leverage requirement	88,427	4.00	87,387	4.00
Excess	$122,285	5.53%	$115,354	5.28%
Total average assets	$2,210,675		$2,184,666

		Bank (Dollars in thousands)
	As of 3/31/01		As of 12/31/00
	Balance	Percentage	Balance	Percentage
Tier 1 capital (to risk-weighted assets)	$202,068[1]	10.55%	$194,694[2]	10.64%
Tier 1 capital minimum requirement	76,582	4.00	73,206	4.00
Excess	$125,486	6.55%	$121,488	6.64%
Total capital (to risk-weighted assets)	$224,680[1]	11.74%	$216,661[2]	11.84%
Total capital minimum requirement	153,164	8.00	146,412	8.00
Excess	$71,516	3.74%	$70,249	3.84%
Risk-weighted assets	$1,914,547		$1,830,161
Tier 1 capital (to average assets) - Leverage ratio	$202,067[1]	9.16%	$194,694[2]	8.93%
Minimum leverage requirement	88,286	4.00	87,251	4.00
Excess	$113,781	5.16%	$107,443	4.93%
Total average assets	$2,207,157		$2,181,272

1Excluding accumulated other comprehensive income of $4,849,000, and goodwill of $9,528,000.

2Excluding accumulated other comprehensive income of $2,303,000, and goodwill of $9,744,000.

Liquidity and Market Risk

Liquidity

             Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased and securities sold under agreements to repurchase and advances from Federal Home Loan Bank (“FHLB”).  As of March 31, 2001, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) increased to 33.24% from 30.76% at year-end 2000.

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

             We had significant portion of our time deposits maturing within one year or less as of March 31, 2001.  Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in our marketplaces.  However, based on our historical runoff experience, we expect the outflow will be minimal and can be replenished through our normal growth in deposits.

             Management believes all the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

             Bancorp, on the other hand, obtains funding for its activities primarily through dividend income contributed by the Bank and proceeds from investments in the Dividend Reinvestment Plan.  Dividends paid to Bancorp by the Bank are subject to regulatory limitations.  The business activities of Bancorp consist primarily of the operation of the Bank with limited activities in other investments.  Management believes Bancorp’s liquidity generated from its prevailing sources are sufficient to meet its operational needs.

Market Risk

             Market risk is the risk of loss from adverse changes in market prices and rates. Our principal market risk is the interest rate risk inherent in our lending, investing and deposit taking activities, due to the fact that interest earning assets and interest bearing liabilities do not change at the same speed, to the same extent, or on the same basis.

             We actively monitor and manage our interest rate risk through analyzing the repricing characteristics of our loans, securities, and deposits on an on-going basis.  The primary objective is to minimize the adverse effects of changes in interest rates on our earnings, and ultimately the underlying market value of equity, while structuring our asset-liability composition to obtain the maximum spread.  Management uses certain basic measurement tools in conjunction with established risk limits to regulate our interest rate exposure.  Due to the limitations inherent in any individual risk management tool, we use both an interest rate sensitivity analysis and a simulation model to measure and quantify the impact to our profitability or the market value of our assets and liabilities.

             The interest rate sensitivity analysis details the expected maturity and repricing opportunities mismatch or sensitivity gap between interest earning assets and interest bearing liabilities over a specified timeframe.  A positive gap exists when rate sensitive assets which reprice over a given time period exceed rate sensitive liabilities.  During periods of increasing interest rates, net interest margin may be enhanced with a positive gap.  A negative gap exists when rate sensitive liabilities which reprice over a given time period exceed rate sensitive assets.  During periods of increasing interest rates, net interest margin may be impaired with a negative gap.

             As of March 31, 2001, the Bank was asset sensitive with a cumulative gap ratio of a positive 23.86% within three months, and liability sensitive with a cumulative gap ratio of a negative 3.51% within one year.  This compared with a positive 18.13% within three months, and a negative 9.78% within one year at year-end 2000.

             Since interest rate sensitivity analysis does not measure the timing differences in the repricing of asset and liabilities, we use a simulation model to quantify the extent of the differences in the behavior of the lending and funding rates, so as to project future earnings or market values under alternative interest scenarios.

             The simulation measures the volatility of net interest income and net portfolio value, defined as net present value of assets and liabilities, under immediate rising or falling interest rate scenarios in 100 basis point increments.  We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points.  When the tolerance level is met or exceeded, we then seek corrective action after considering, among other things, market conditions, customer reaction and the estimated impact on profitability.

             We entered into a limited number of derivative financial instruments in 2000 in order to mitigate the risk of interest rate exposures related to our interest earning assets and interest bearing liabilities.  We believe that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in the balance and against risk in specific transactions.  In such instances, the Bank may protect its position through the purchase or sale of interest rate futures contracts for a specific cash or interest rate risk position.  Other hedge transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds.  Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies.  All hedges will require an assessment of basis risk and must be approved by the Bank’s Investment Committee.

             On March 21, 2000, we entered into an interest rate swap agreement with a major financial institution in the notional amount of $20 million for a period of five years.  The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates.

             On August 31, 2000, we entered into a forward rate agreement (“FRA”) with a major financial institution in the notional amount of $100 million with a term of six months.  The FRA was for the purpose of hedging a portion of our Jumbo CD portfolio against declining interest rates. The FRA settled on March 5, 2001.  We recognized a total of $1.954 million gain on the FRA.  See note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

             The composition of our financial instruments that are sensitive to changes in interest rates have not significantly changed since December 31, 2000.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             For information concerning market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk”.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

             Bancorp, including its wholly-owned subsidiary, Cathay Bank, has been a party to ordinary routine litigation incidental to various aspects of its operations.

             Management is not currently aware of any other litigation that is expected to have material adverse impact on Bancorp's consolidated financial condition, or the results of operations.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

             Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             During the first quarter of 2001, there were no reportable events.

Item 5. OTHER INFORMATION

             Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

             Exhibit:

                           None

             Reports on Form 8-K:

                           None

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay Bancorp, Inc.
(Registrant)

Date: May 14, 2001	By /s/ DUNSON K. CHENG
Dunson K. Cheng Chairman and President

Date: May 14, 2001	By /s/ ANTHONY M. TANG
Anthony M. Tang Chief Financial Officer