Form 10-Q
period 2001-06-30
CATHAY BANCORP INC
filed 2001-08-14
CIK 861842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to______________

Commission file number   0-18630

CATHAY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4274680

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012

(Address of principal executive offices)	(Zip Code)

(213) 625-4700

Registrant’s telephone number, including area code:

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

Yes      ☒          No     ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, 9,068,506 shares outstanding as of August 3, 2001

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CATHAY BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(In thousands, except share and per share data)	June 30, 2001	December 31, 2000	% change

ASSETS
Cash and due from banks	$60,740	$65,687	(8)
Federal funds sold and securities purchased under agreements to resell	-	19,000	(100)

Cash and cash equivalents	60,740	84,687	(28)

Securities available-for-sale, (amortized cost of $220,393 at June 30, 2001 and $173,841 at December 31, 2000)	225,797	177,796	27
Securities held-to-maturity, (estimated fair value of $406,914 at June 30, 2001 and $388,656 at December 31, 2000)	403,040	387,200	4
Loans receivable, (net of allowance for loan losses of $23,744 and unamortized deferred loan fees of $3,929 at June 30, 2001, and net of allowance for loan losses of $21,967 and unamortized deferred loan fees of $4,139 at December 31, 2000)	1,500,177	1,437,307	4
Other real estate owned, net	5,392	5,174	4
Investments in real estate, net	18,217	17,348	5
Premises and equipment, net	29,216	29,723	(2)
Customers’ liability on acceptances	16,001	20,355	(21)
Accrued interest receivable	15,332	15,633	(2)
Goodwill	9,312	9,744	(4)
Other assets	20,718	21,867	(5)

Total assets	$2,303,942	$2,206,834	4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest-bearing demand deposits	$220,145	$221,805	(1)
Interest-bearing accounts:
NOW accounts	126,275	125,647	1
Money market accounts	126,175	119,805	5
Savings accounts	243,567	231,761	5
Time deposits under $100	406,081	379,809	7
Time deposits of $100 or more	885,261	797,620	11

Total deposits	2,007,504	1,876,447	7

Securities sold under agreements to repurchase	22,465	68,173	(67)
Advances from Federal Home Loan Bank	10,000	10,000	-
Acceptances outstanding	16,001	20,355	(21)
Other liabilities	15,537	17,072	(9)

Total liabilities	2,071,507	1,992,047	4

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,097,576 issued and 9,093,576 outstanding at June 30, 2001 and 9,074,365 issued and outstanding at December 31, 2000	91	91	-
Treasury stock, at cost (4,000 shares at June 30, 2001 and none at December 31, 2000)	(209)	-	(100)
Additional paid-in-capital	67,505	66,275	2
Accumulated other comprehensive income, net	3,892	2,303	69
Retained earnings	161,156	146,118	10

Total stockholders’ equity	232,435	214,787	8

Total liabilities and stockholders’ equity	$2,303,942	$2,206,834	4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements CATHAY BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

(In thousands, except share and per share data)	2001	2000	2001	2000

INTEREST INCOME
Interest on loans	$30,737	$30,731	$63,111	$59,114
Interest on securities available-for-sale	3,604	3,399	6,748	5,899
Interest on securities held-to-maturity	6,057	5,959	12,045	12,256
Interest on federal funds sold and securities purchased under agreements to resell	307	190	836	391
Interest on deposits with banks	16	13	27	20

Total interest income	40,721	40,292	82,767	77,680

INTEREST EXPENSE
Time deposits of $100 or more	10,689	10,069	22,334	19,249
Other deposits	6,585	6,369	13,612	12,299
Other borrowed funds	386	1,423	1,121	2,407

Total interest expense	17,660	17,861	37,067	33,955

Net interest income before provision for loan losses	23,061	22,431	45,700	43,725
Provision for loan losses	1,200	1,050	2,400	2,100

Net interest income after provision for loan losses	21,861	21,381	43,300	41,625

NON-INTEREST INCOME
Securities gains (losses)	(38)	-	826	-
Letters of credit commissions	575	641	1,115	1,165
Service charges	1,203	1,107	2,415	2,145
Other operating income	1,312	1,047	2,548	2,234

Total non-interest income	3,052	2,795	6,904	5,544

NON-INTEREST EXPENSE
Salaries and employee benefits	5,613	5,470	11,507	10,903
Occupancy expense	786	818	1,704	1,598
Computer and equipment expense	672	689	1,370	1,356
Professional services expense	1,412	782	2,682	1,640
FDIC and State assessments	116	144	232	256
Marketing expense	241	405	583	669
Real estate operations, net	(121)	(79)	(183)	(41)
Operations of investments in real estate	326	248	1,241	440
Other operating expense	1,295	819	2,315	1,727

Total non-interest expense	10,340	9,296	21,451	18,548

Income before income tax expense	14,573	14,880	28,753	28,621
Income tax expense	4,375	5,793	9,175	11,180

Net income	$10,198	$9,087	$19,578	$17,441

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during the period	(833)	336	891	171
Cumulative adjustment upon adoption of SFAS 133	-	-	566	-
Unrealized gains (losses) on cash flow hedge derivatives	(162)	-	108	-
Less: reclassification adjustment for realized losses included in net income	(38)	-	(24)	-

Total other comprehensive income (loss), net of tax	(957)	336	1,589	171

Total comprehensive income	$9,241	$9,423	$21,167	$17,612

Net income per common share:
Basic	$1.12	$1.00	$2.15	$1.93
Diluted	$1.12	$1.00	$2.15	$1.93

Cash dividends paid per common share	$0.25	$0.21	$0.50	$0.42

Basic average common shares outstanding	9,092,470	9,051,823	9,087,547	9,046,779
Diluted average common shares outstanding	9,118,820	9,065,163	9,116,952	9,058,288

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,

(In thousands)	2001	2000

Cash Flows from Operating Activities
Net income	$19,578	$17,441
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,400	2,100
Provision for losses on other real estate owned	-	63
Depreciation	732	649
Net gain on sale of other real estate owned	(4)	(234)
Gain on sale and call of securities	(826)	-
Amortization and accretion of investment securities, net	236	(711)
Amortization of goodwill	432	413
(Decrease) increase in deferred loan fees, net	(209)	268
Decrease (increase) in accrued interest receivable	301	(1,445)
Decrease (increase) in other assets	2,012	(1,411)
(Decrease) increase in other liabilities	(1,535)	1,927

Total adjustments	3,539	1,619

Net cash provided by operating activities	23,117	19,060

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(463,325)	(432,552)
Proceeds from maturity and call of investment securities available-for-sale	417,256	374,236
Proceeds from sale of investment securities available-for-sale	462	23,132
Proceeds from repayments of mortgage-backed securities available-for-sale	4,929	2,504
Purchase of investment securities held-to-maturity	(75,136)	(21,498)
Proceeds from maturity and call of investment securities held-to-maturity	33,819	474
Purchase of mortgage-backed securities held-to-maturity	(7,355)	-
Proceeds from repayments of mortgage-backed securities held-to-maturity	26,825	19,437
Net increase in loans	(65,502)	(98,613)
Purchase of premises and equipment	(225)	(5,058)
Proceeds from sale of other real estate owned	227	2,589
Net increase in investments in real estate	(869)	(111)

Net cash used in investing activities	(128,894)	(135,460)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts, Money market and savings deposits	17,144	43,239
Net increase in time deposits	113,913	51,356
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(45,708)	25,744
Cash dividends	(4,540)	(3,797)
Proceeds from shares issued under Dividend Reinvestment Plan	977	828
Proceeds from exercise of stock options	253	25
Purchase of treasury stock	(209)	-

Net cash provided by financing activities	81,830	117,395

(Decrease) increase in cash and cash equivalents	(23,947)	995
Cash and cash equivalents, beginning of the period	84,687	64,081

Cash and cash equivalents, end of the period	$60,740	$65,076

Supplemental disclosure of cash flows information
Cash paid during the period:
Interest	$38,222	$33,559
Income taxes	$4,673	$11,944
Non-cash investing activities:
Transfers to investment securities available-for-sale within 90 days of maturity	$5,889	$55,075
Net change in unrealized holding gain on securities available-for-sale, net of tax	$915	$171
Cumulative adjustment upon adoption of SFAS 133, net o f tax	$566	$-
Unrealized gains on cash flow hedging derivatives, net of tax	$108	$-
Transfers to other real estate owned	$441	$826
Loans to facilitate the sale of other real estate owned	$-	$1,345

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements CATHAY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BUSINESS

Cathay Bancorp Inc. is the one-bank holding company for Cathay Bank (the “Bank” and together the “Company”).  Cathay Bank was founded in 1962 and offers a full-range of financial services.  Cathay Bank now operates 12 branches in Southern California, six branches in Northern California, two branches in New York State, one branch in Houston, Texas and two overseas offices (one in Taiwan and one in Hong Kong).  The Bank is a commercial bank, servicing primarily the individuals, professionals and small to medium-sized businesses in the local markets in which it branches are located.  The Bank has obtained regulatory approval to open a new branch in Union City, Northern California.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.  Certain reclassifications have been made to the prior year’s financial statements to conform to the June 30, 2001 presentation.  For further information, refer to the consolidated financial statements and footnotes included in Cathay Bancorp’s annual report on Form 10-K for the year ended December 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No.141, “Business Combinations” (“SFAS 141”) and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.  SFAS 141 will require upon adoption of SFAS 142, that the Company evaluate its existing goodwill that was acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill.

SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The amortization of goodwill ceases upon adoption of SFAS 142, which for the Company, will be January 1, 2002.  Upon adoption of SFAS 142, the Company will be required to reassess the useful lifes and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.  Management does not expect that the adoption of SFAS 142 will have a material impact on the Company’s results of operations or financial position, however management expects to complete its analysis of the impact of adopting SFAS 142 by the 4th quarter 2001.

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), which the Company fully adopted by April 1, 2001.  Adoption of SFAS 140 did not have a material impact to the Company’s consolidated financial statements.

FINANCIAL DERIVATIVES

The Company enters into financial derivatives in order to seek to mitigate the risk of interest rate exposures related to its interest-earning assets and interest-bearing liabilities.  For periods prior to January 1, 2001, for those qualifying financial derivatives that altered the interest rate characteristics of assets or liabilities, the net differential to be paid or received on the financial derivative was treated as an adjustment to the yield on the underlying assets or liabilities.  Interest rate financial derivatives that did not qualify for the accrual method, were recorded at fair value, with gains and losses recorded in earnings.

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 137 and No. 138.  SFAS 133 establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities.  It requires the recognition of all financial derivatives as assets or liabilities in the Company’s statement of financial condition and measurement of those financial derivatives at fair value.  The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge.

Upon adoption of SFAS 133, the Company recognizes all derivatives on the balance sheet at fair value.  Fair value is based on dealer quotes, or quoted prices from instruments with similar characteristics.  The Company uses financial derivatives designated for hedging activities as cash flow hedges.  For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

As of January 1, 2001 and March 31, 2000, the Company hedged a portion of its variable interest rate loans through an interest rate swap agreement with a $20.0 million notional amount.  The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at June 30, 2001 was approximately less than four years.  Adoption of SFAS 133, resulted in recording a $977,333 ($566,403, net of tax) increase in fair value to accumulated other comprehensive income and other assets.  Amounts to be paid or received on the interest rate swap will be reclassified into earnings upon the receipt of interest payments on the underlying hedged loans including amounts totaling $130,692 that were reclassified into earnings at period end.  The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to reclassified into earnings within the next 12 months is approximately $678,000.

The Company entered into a forward rate agreement with a notional amount of $100 million that was recorded at fair value, with the gain recorded as securities gains in the accompanying condensed consolidated statement of income and comprehensive income.

EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings.

The following table sets forth basic and diluted earnings per share calculations:

	Three months ended June 30,		Six months ended June 30,

(Dollars in thousands, except share and per share data)	2001	2000	2001	2000

Net income	$10,198	$9,087	$19,578	$17,441

Weighted-average shares:
Basic weighted-average number of common shares outstanding	9,092,470	9,051,823	9,087,547	9,046,779
Dilutive effect of outstanding common shares equivalents	26,350	13,340	29,405	11,509

Diluted weighted-average number of common shares outstanding	9,118,820	9,065,163	9,116,952	9,058,288

Earnings per share basic and diluted	$1.12	$1.00	$2.15	$1.93

Item 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is given based on the assumption that the reader has access to and read the Annual Report on Form 10-K for the year ended December 31, 2000 of Cathay Bancorp, Inc. (“Bancorp”) and its subsidiary Cathay Bank (the "Bank").  When referring  collectively to the Bancorp and the Bank we will use the term “Company” or “we”, “us” or “our”).

The following discussion, and other sections of this report, includes forward-looking statements regarding management’s beliefs, projections and assumptions concerning future results and events.  These forward-looking statements may, but do not necessarily, also include words such as “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates” or similar expressions.  Forward-looking statements are not guarantees.  They involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, adverse developments or conditions related to or arising from:

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

Actual results in any future period may also vary from the past results discussed in this report.  Given these risks and uncertainties, we caution readers not to place undue reliance on any forward-looking statements, which speak as of the date of this report.  We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events. CONSOLIDATED INCOME STATEMENT REVIEW

Net Income
Consolidated net income for the three months ended June 30, 2001 was up 12% to $10.2 million or $1.12 per diluted share compared to $9.1 million or $1.00 per diluted share for the comparable period.  The $1.1 million or 12% increase in 2001 second quarter net income was attributable to the following:

•            a $630,000 or 3% increase in net interest income before provision for loan losses
•            a $150,000 or 14% increase in provision for loan losses
•            a $257,000 or 9% increase in non-interest income
•            a $1.0 million or 11% increase in non-interest expense
•            a $1.4 million or 25% decrease in income tax expense

Return on average stockholders’ equity was 17.85% and return on average assets was 1.77% for the second quarter of 2001 compared with a return on average stockholders’ equity of 19.60% and a return on average assets of 1.74%,  for the second quarter of 2000.

Interest Income
Interest income was up $429,000 to $40.7 million for the second quarter of 2001 compared to $40.3 million in the like quarter of 2000.  Quarter-to-quarter average interest-earning assets increased by $175 million.  The increase in average interest-earning assets was the result of increases in average gross loans1 of $150 million, or 86% of the total increase in average interest-earning assets, increases in average short-term investments2 of $16 million and increases in average investment securities of $8 million.  The increase in average interest-earning assets contributed $3.7 million to interest income, which was partially offset by relative decreases in the weighted-interest rate of interest-earning assets, resulting in a $3.3 million reduction to interest income during the second quarter 2001.  The average interest rate on interest-earning assets decreased 62 basis points to 7.71% in the second quarter of 2001 compared with 8.33% in the same quarter of 2000.

[1]	The term “gross loans” is utilized throughout the document to refer to loans gross of the allowance for loan losses.
[2]	Short-term investments is utilized throughout the document to refer to federal funds and securities purchased under agreements to resell.

Interest Expense
Interest expense decreased $201,000 to $17.7 million for the three months ended June 30, 2001 compared to $17.9 million for the same period a year ago.  During the second quarter 2001, average time deposits grew $160 million or 14% to $1.3 billion, average interest-bearing checking grew $27 million or 12% to $257 million and other borrowed funds decreased by $60 million or 61% to $39 million.  In the comparable quarter a year ago, average time deposits were $1.1 billion and average interest-bearing checking accounts were $230 million.  The average interest rate on interest-bearing liabilities decreased 33 basis points to 3.49% in the second quarter of 2001 compared with 3.82% in the same quarter of 2000.  This was the result of a lower interest rate environment during the second quarter of 2001, and accounted for $2.0 million of the decrease in interest expense, partially offset by increases in average time deposits and interest-bearing checking accounts, which added $1.8 million to interest expense.

Net Interest Income – Taxable-Equivalent Basis
Average daily balances, together with the total dollar amounts of interest income (tax-equivalent basis) and interest expense and the weighted-average interest rate and net interest margin were as follows:

Three months ended June 30,	2001			2000

Taxable-equivalent basis (Dollars in thousands)	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

Interest-earning assets
Federal funds sold and securities purchased under agreements to resell	$28,396	$307	4.34%	$12,181	$190	6.27%
Securities available-for-sale	221,639	3,731	6.75	214,206	3,421	6.42
Securities held-to-maturity	400,356	6,464	6.48	400,081	6,369	6.40
Loans receivable, net	1,464,080	30,737	8.42	1,316,793	30,731	9.24
Deposits with banks	5,267	16	1.22	1,322	13	3.96

Total interest-earning assets	$2,119,738	$41,255	7.81	$1,944,583	$40,724	8.42

Interest-bearing liabilities
Interest-bearing checking	$256,706	$260	0.41%	$230,193	$366	0.64%
Savings	235,508	1,313	2.24	230,141	1,497	2.62
Time deposits	1,273,996	15,701	4.94	1,113,757	14,575	5.26

Total interest-bearing deposits	1,766,210	17,274	3.92	1,574,091	16,438	4.20
Other borrowed funds	39,094	386	3.96	99,383	1,423	5.76

Total interest-bearing liabilities	1,805,304	17,660	3.92	1,673,474	17,861	4.29

Non-interest-bearing demand deposits	223,869	-	-	205,278	-	-

Total deposits and other borrowed funds	$2,029,173	$17,660	3.49%	$1,878,752	$17,861	3.82%

Interest rate spread			4.32%			4.60%
Net interest income/margin		$23,595	4.46%		$22,863	4.73%

Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields, and associated funding costs.  Accordingly, portfolio size, composition, and yields earned and funding costs can have a significant impact on net interest income and margin.

Taxable-equivalent net interest income before provision for loan losses of $23.6 million for the three months ended June 30, 2001, increased $732,000 compared to $22.9 million for the same quarter of 2000.  Quarter-to-quarter, the $732,000 increase in taxable-equivalent  net interest income before provision for loan losses was primarily the result of a net increase of $24.7 million in average interest-earning assets over average interest-bearing liabilities and a favorable change in the mix of interest-earning assets.

This increase in average interest-earning assets over interest-bearing liabilities was partially offset by relative decreases in the weighted-interest rate of interest-earning assets and interest-bearing liabilities, as a result of actions taken by the Federal Reserve Bank during the first half of 2001.  Since January 2001, the Federal Reserve Bank has lowered rates by 275 basis points, with 125 basis points of the reduction occurring during the second quarter 2001, in contrast to the 50 basis point rate increase during the same quarter last year.  For the quarter ended June 30, 2001, the impact of lower interest rates on net interest income before provision for loan losses was a negative $1.2 million, offset by a $1.9 million increase in net interest income, as a result of the increase of average interest-earning assets over interest-bearing liabilities and a favorable change in the mix of interest-earning assets.

The Company’s taxable-equivalent  net interest margin was 4.46% at June 30, 2001 compared with 4.57% in the first quarter of 2001 and 4.73% in last year’s second quarter.  The decrease of 27 basis points from last year’s second quarter is primarily due to a lower interest rate environment during this year’s second quarter.  The Company is asset sensitive in the short-term scenario, which resulted in lower yielding assets and lagging time deposits.  Of the Company’s $1.3 billion in time certificates of deposit, $701 million, or 54% will re-price during the third quarter of 2001.

Provision for Loan Losses
The provision for loan losses was $1.2 million in the second quarter of 2001 and $1.1 million for the second quarter of 2000.  Management believes the increase is prudent to cover additional inherent risk resulting from the overall increase of our loan portfolio.  Net charge-offs were $46,000 for the second quarter of 2001 and $476,000 for the second quarter of 2000.

Non-Interest Income
Non-interest income was $3.1 million for the second quarter of 2001, up 9%, compared to $2.8 million during the second quarter of 2000.  Letters of credit commission income for the second quarter of 2001 decreased $66,000 compared to the second quarter of 2000.  This decrease was primarily the result of a slowing economy.  Service charges increased to $1.2 million for the three months ended June 30, 2001 compared to $1.1 million during the like quarter a year ago.  The increase in service charges was primarily due to increases in depository fee income during the 2001 quarter.  Other operating income, which includes primarily loan fees, wire transfer fees, safe deposit fees and foreign exchange fees increased $265,000 to $1.3 million for the quarter ended June 30, 2001 compared to $1.0 million in the prior-year quarter.

Non-Interest Expense
Non-interest expense increased $1.0 million or 11% to $10.3 million in the second quarter of 2001.  Salaries and employee benefits grew by $143,000 primarily due to annual salary adjustments for officers in the second quarter of 2001.  Professional services expense increased by $630,000.  The increases in professional services were partially related to professional fees for the registered investment company as well as legal fees in connection with loans and other corporate matters.  Operations in investments in real estate were $326,000 in 2001 versus $248,000 in 2000, primarily due to losses from low income housing investments that qualify for tax credits.

Other operating expense increased by $476,000, primarily as a result of one lawsuit.  On June 29, 2001, at the Los Angeles County Superior Court, a jury awarded $300,000 to the plaintiff in a lawsuit filed against the Bank.  As a result of the jury verdict, the Company accrued $300,000 to other operating expense.  The Bank is evaluating an appeal of the verdict.

As a result of the above, the efficiency ratio increased to 39.60% in the second quarter of 2001, compared to 36.85% in the same quarter of 2000.

Income Taxes
The effective tax rate for the second quarter of 2001 was 30.0% compared to 38.9% for the second quarter of 2000.  The lower tax rate for 2001 was due primarily to the impact of the formation of a registered investment company subsidiary that provides flexibility to raise additional capital in a tax efficient manner.  The long-term plan for the registered investment company is currently under review.  Depending on the results of the review and other factors, the effective tax rate may change.  Currently, management believes the effective tax rate will be approximately 31.5%  for the remainder of 2001.  There can be no assurance that the subsidiary will continue as a registered investment company, or that any tax benefits will continue, or as to our ability to raise capital through this subsidiary.

YEAR-TO-DATE REVIEW – STATEMENT OF OPERATIONS

Net income was $19.6 million or $2.15 per diluted share for the six months ended June 30, 2001, an increase of 12% over the $17.4 million or $1.93 per diluted share for the same period a year ago.  The taxable-equivalent net interest margin for the six months ended June 30, 2001 decreased 19 basis points to 4.52% compared to 4.71% during the like period a year ago.

Return on average stockholders’ equity was 17.66% and return on average assets was 1.75% for the six months of 2001 compared to a return on average stockholders’ equity of 19.14% and a return on average assets of 1.70%,  for the six months of 2000.

BALANCE SHEET REVIEW

Assets
The Company’s total assets increased by $97 million or 4.4% to $2.3 billion at June 30, 2001 compared to $2.2 billion at December 31, 2000.  The increase in total assets was primarily the result of increases of $64 million each in total loans (gross of unearned deferred fees and the allowance for loan losses) and in securities.

Securities
The fair value of securities available-for-sale at June 30, 2001 was $225.8 million compared to $177.8 million at December 31, 2000.  Securities available-for-sale represented 9.8% of total assets compared to 8.1% at December 31, 2000.  Securities held-to-maturity at June 30, 2001 increased $15.8 million to $403.0 million compared to $387.2 million at December 31, 2000.  As a percentage of total assets, securities held-to-maturity remained unchanged at 17.5% of total assets.

At June 30, 2001, the securities available-for-sale balance included a net unrealized gain of $5.4 million, which represented the difference between fair value and amortized cost.  The comparable amount at December 31, 2000, was a net unrealized gain of $4.0 million.  The increase in unrealized holding gains in 2001 resulted from the decreasing interest rate environment in the first six months of 2001.  Net unrealized gains and losses in the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax.

The average taxable equivalent yield on investment securities was up 17 basis points to 6.58% in the second quarter of 2001, compared with 6.41% for the same quarter in 2000.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale, as of June 30, 2001 and December 31, 2000:

	June 30, 2001

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

US government agencies	$88,632	$3,456	$-	$92,088
State and municipal securities	910	1	-	911
Mortgage-backed securities	9,928	147	23	10,052
Collaterized mortgage obligations	4,552	37	-	4,589
Asset-backed securities	9,992	98	-	10,090
Commercial paper	20,792	-	5	20,787
Equity securities	24,856	30	103	24,783
Corporate bonds	56,934	1,913	-	58,847
Venture capital	3,797	-	147	3,650

Total	$220,393	$5,682	$278	$225,797

	December 31, 2000

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

US government agencies	$75,187	$3,130	$-	$78,317
State and municipal securities	1,275	2	-	1,277
Mortgage-backed securities	13,151	3	15	13,139
Collaterized mortgage obligations	5,850	68	46	5,872
Asset-backed securities	10,452	-	82	10,370
Equity securities	5,033	9	-	5,042
Corporate bonds	59,466	1,119	215	60,370
Venture capital	3,427	-	18	3,409

Total	$173,841	$4,331	$376	$177,796

The following tables summarize the composition, carrying value, gross unrealized gains, gross unrealized losses and estimated fair values of securities held-to-maturity, as of June 30, 2001 and December 31, 2000:

	June 30, 2001

(In thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US government agencies	$69,739	$969	$213	$70,495
State and municipal securities	69,402	1,967	358	71,011
Mortgage-backed securities	117,397	1,728	245	118,880
Collaterized mortgage obligations	46,889	419	68	47,240
Asset-backed securities	6,581	5	-	6,586
Corporate bonds	93,032	729	1,059	92,702

Total	$403,040	$5,817	$1,943	$406,914

	December 31, 2000

(In thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US government agencies	$64,689	$586	$262	$65,013
State and municipal securities	68,820	1,567	422	69,965
Mortgage-backed securities	135,494	1,382	631	136,245
Collaterized mortgage obligations	48,694	182	125	48,751
Asset-backed securities	13,156	-	80	13,076
Corporate bonds	56,347	159	900	55,606

Total	$387,200	$3,876	$2,420	$388,656

Loans
The $64 million or 4% increase in total loans was primarily the result of increases of $47 million in real estate construction loans, $13 million in residential mortgage loans, and $8 million in commercial mortgage loans.  The increase in real estate construction loans in the second quarter of 2001 was attributable to both new projects and disbursements on old projects.  As of June 30, 2001, we had approximately $79 million in undisbursed construction loan commitments.  The increase in residential and commercial mortgage loans was primarily due to new business.  This increase in total loans was partially offset by a decrease of $3 million in installment loans.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	June 30, 2001	% of total	December 31, 2000	% of total	% change

Loans
Commercial	$441,684	29%	$442,181	31%	-
Residential mortgage	233,329	15	220,720	15	6
Commercial mortgage	639,087	43	630,662	44	1
Real estate construction	189,188	13	142,048	10	33
Installment	24,193	2	27,329	2	(12)
Other	369	-	473	-	(22)

Total loans	1,527,850	102	1,463,413	102	4

Allowance for loan losses	(23,744)	(2)	(21,967)	(2)	8
Unamortized deferred loan fees	(3,929)	-	(4,139)	-	(5)

Total loans, net	$1,500,177	100%	$1,437,307	100%	4

Other Real Estate Owned
Other Real Estate Owned (“OREO”), net of a valuation allowance of $131,000, remained relatively unchanged at $5.4 million at June 30, 2001, compared to $5.2 million at year-end 2000.

As of June 30, 2001, there were five outstanding OREO properties, which included one parcel of land, two commercial buildings, and two single-family residences (“SFR”).  All properties are located in California.  During the second quarter of 2001, we acquired one additional SFR property totaling $442,000 and disposed of one parcel of land with a carrying value of $223,000.

To reduce the carrying value of OREO to the estimated fair value of the properties, we maintain a valuation allowance for OREO properties.  We perform periodic evaluations on each property and make corresponding adjustments to the valuation allowance, if necessary.  Any decline in value is recognized by a corresponding increase to the valuation allowance in the current period.  Management did not make any provision for OREO losses in the second quarter of 2001.

Investments in Real Estate
Our investments in real estate, at June 30, 2001, comprised of four limited partnerships formed for the purpose of investing in low income housing projects, which qualify for federal low income housing tax credits and/or California tax credit.

As of June 30, 2001, investments in real estate increased $869,000 to $18.2 million from $17.3 million at year-end 2000.  During 2001, we recognized $1.2 million in net losses from the four limited partnerships.  In addition, we contributed $2.1 million to the Wilshire Courtyard investment.

The following table summarizes the composition of our investments in real estate as of the dates indicated:

			Carrying Amount
(Dollars in thousands)	Percentage of Ownership	Acquisition Date
			June 30, 2001	December 31, 2000

Las Brisas	49.5%	December 1993	$58	$189
Los Robles	99.0%	August 1995	411	393
California Tax Credit Funds	40.1%	March 1999	12,997	14,127
Wilshire Courtyard	99.9%	May 1999	4,751	2,639

			$18,217	$17,348

Deposits
The increases in total assets were funded primarily by increases in time deposit accounts totaling $114 million, savings accounts totaling $12 million, and money market accounts totaling $6 million.  As a result of these deposit increases, the Bank crossed the $2 billion mark in total deposits for the first time in the Bank’s history.

The following table presents the deposit mix as of the dates and for the periods indicated:

(Dollars in thousands)	June 30, 2001	% of total	December 31, 2000	% of total	% change

Deposits
Non-interest-bearing	$220,145	11%	$221,805	12%	(1)
Interest-bearing checking	252,450	13	245,452	13	3
Savings	243,567	12	231,761	12	5
Time deposits	1,291,342	64	1,177,429	63	10

Total deposits	$2,007,504	100%	$1,876,447	100%	7

As interest rate spreads widened between Jumbo CD’s and other types of interest-bearing deposits under the prevailing interest rate environment, our Jumbo CD portfolio continues to grow faster than other types of deposits.  Management believes our Jumbo CD’s are generally less volatile primarily due to the following reasons:

·	approximately 56% of the Bank’s total Jumbo CD’s have stayed with the Bank for more than two years;
·	the Jumbo CD portfolio continued to be diversified with 4,559 individual accounts averaging approximately $180,000 per account owned by 3,148 individual depositors as of July 6, 2001;
·	this phenomenon of having a relatively higher percentage of Jumbo CD’s to total deposits exists in most of the Asian American banks in our California market due to the fact that the customers in this market tend to have a higher savings rate.

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

Capital Resources
Stockholders’ equity of $232.4 million was up $17.6 million or 8.2% from December 31, 2000.  At June 30, 2001, Stockholders’ equity was 10.1% of total assets, compared with $214.8 million or 9.7% of total assets at year-end 2000.  The increase of $17.6 million or 8.2% in stockholders’ equity was due to the following:

·	an addition of $19.6 million from net income, less dividends paid of $4.5 million.
·	an increase of $1.2 million from issuance of additional common shares through the Dividend Reinvestment Plan and proceeds from exercise of stock options.
·	purchase of 4,000 shares of treasury stock during the second quarter 2001, at an average price of $52.31, totaling $209,000.
·	an increase of $1.6 million in accumulated other comprehensive income, including:
· a favorable difference of $915,000 in the net unrealized holding gains on securities available-for-sale, net of tax.
· $108,000 from unrealized gains on cash flow hedging derivatives, net of tax.
· unrealized gains totaling $566,000, net of tax, in cumulative adjustment upon adoption of SFAS 133.

We declared cash dividends of $0.25 per common share in January 2001 on 9,074,365 shares outstanding, in April 2001 on 9,086,323 shares outstanding and in July 2001 on 9,097,576 shares outstanding.  Total cash dividends paid in 2001 amounted to $6.8 million.

ASSET QUALITY REVIEW

Nonperforming Assets
Nonperforming assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, and other real estate owned.

Nonperforming assets decreased $756,000 or 4% to $19.7 million at June 30, 2001, compared with $20.5 million at year-end 2000.  As a percentage of loans3 and OREO, nonperforming assets decreased to 1.29% at June 30, 2001 from 1.39% at year-end 2000.  The nonperforming loan coverage ratio, defined as the allowance for loan losses to nonperforming loans, increased to 165.91% at June 30, 2001, compared with 143.72% at year-end 2000.  The increase in the nonperforming loan coverage ratio at June 30, 2001, was primarily the result of lowering nonperforming loans by $756,000, and a net increase in the allowance for loan losses by $1.8 million.

[3]	Loans (excluding the allowance for loan losses and unamortized deferred loan fees.)

The following table sets forth the breakdown of nonperforming assets by categories as of the dates indicated:

(Dollars in thousands)	June 30, 2001	December 31, 2000

Accruing loans past due 90 days or more	$1,078	$589
Nonaccrual loans	13,233	14,696

Total nonperforming loans	14,311	15,285
Real estate acquired in foreclosure	5,392	5,174

Total nonperforming assets	$19,703	$20,459

Accruing troubled debt restructurings	$4,497	$4,531
Nonperforming assets as a percentage of loans and OREO 3	1.29%	1.39%
Allowance for loan losses as a percentage of nonperforming loans	165.91%	143.72%

Nonaccrual Loans
Nonaccrual loans of $13.2 million at June 30, 2001 consisted mainly of $8.9 million in commercial loans and $4.1 million in commercial mortgage loans.

The following table presents the type of collateral securing the loans, as of the dates indicated:

	June 30, 2001			December 31, 2000

(In thousands)	Commercial Mortgage	Commercial	Other	Commercial Mortgage	Commercial	Other

Type of Collateral
Single/multi-family residence	$544	$1,471	$293	$174	$531	$252
Commercial real estate	1,118	932	-	2,277	1,139	-
Land	2,403	-	-	2,403	-	-
UCC	-	5,689	-	-	7,083	-
Other	-	393	5	-	540	59
Unsecured	-	382	3	-	231	7

Total	$4,065	$8,867	$301	$4,854	$9,524	$318

The following table presents nonaccrual loans by type of businesses the borrowers engaged in, as of the dates indicated:

	June 30, 2001			December 31, 2000

(In thousands)	Commercial Mortgage	Commercial	Other	Commercial Mortgage	Commercial	Other

Type of Business
Real estate developer	$2,646	$114	$-	$2,648	$166	$-
Wholesale/Retail	875	4,763	-	174	4,798	-
Food/Restaurant	271	742	-	-	2,005	-
Import	-	2,725	-	-	2,092	-
Investments	-	-	-	2,032	-	-
Other	273	523	301	-	463	318

Total	$4,065	$8,867	$301	$4,854	$9,524	$318

Troubled Debt Restructurings
A troubled debt restructuring is a formal restructure of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower.  The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, and extension of the maturity date.

Troubled debt restructurings remained at  $4.8 million at June 30, 2001 and at December 31, 2000.  All of the troubled debt restructurings at June 30, 2001 were commercial mortgage loans.  With the exception of one borrower with loans totaling $2.4 million, which were 46 days past due, all other troubled debt restructurings were performing under their revised terms as of June 30, 2001.

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

We identified impaired loans with a recorded investment of $25.2 million at June 30, 2001, which approximated those at year-end 2000.

The following tables present a breakdown of impaired loans and the related allowances as of the dates indicated:

	At June 30, 2001			At December 31, 2000

(In thousands)	Recorded Investment	Allowance	Net Balance	Recorded Investment	Allowance	Net Balance

Commercial	$11,417	$3,017	$8,400	$13,868	$3,682	$10,186
Commercial mortgage	13,185	2,036	11,149	13,208	1,881	11,327
Other	695	105	590	742	133	609

Total	$25,297	$5,158	$20,139	$27,818	$5,696	$22,122

Loan Concentration
There were no loan concentrations to multiple borrowers in similar activities, which exceeded 10% of total loans as of June 30, 2001.

Allowance for Loan Losses
The following table sets forth information relating to the allowance for loan losses for the periods indicated:

(Dollars in thousands)	For the six months ended June 30, 2001	For the year ended December 31, 2000

Balance at beginning of period	$21,967	$19,502
Provision for loan losses	2,400	4,200
Loans charged-off	(768)	(1,905)
Recoveries of loans charged-off	145	170

Balance at end of period	$23,744	$21,967

Average net loans outstanding during the period	$1,448,103	$1,313,177
Ratio of net charge-offs to average net loans outstanding during the period (annualized)	0.09%	0.13%
Provision for loan losses to average net loans outstanding during the period (annualized)	0.33%	0.33%
Allowance to nonperforming loans at end of period	165.91%	143.72%
Allowance to gross loans, net of unamortized deferred loan fees at end of period	1.55%	1.50%

Charge-offs on commercial loans accounted for 89% of the total charged-off loans during the six months of 2001.  The remaining 11% were primarily installment loans and open-end credit loans.

In determining the allowance for loan losses, management continues to assess the risks inherent in the loan portfolio, the possible impact of known and potential problem loans, and other factors such as collateral value, portfolio composition, loan concentration, financial strength of borrower, and trends in local economic conditions.

Our allowance for loan losses consists of the following:

·	Specific allowances: For impaired loans, we provide specific allowances based on an evaluation of impairment. For other classified loans, we allocate a portion of the general allowance to each loan based on a loss percentage assigned. The percentage assigned depends on a number of factors including the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral, charge-off history, management’s knowledge of the portfolio and general economic conditions.
·	General allowance: The unclassified portfolio is categorized by loan types. The allocation is arrived by assigning a loss percentage to each loan type based on an evaluation of the degree of inherent risk, potential loan losses and other significant risk factors inherent in the loans.

Based on our evaluation process and the methodology to determine the level of the allowance for loan losses mentioned previously, management believes the allowance level at June 30, 2001 to be adequate to absorb estimated probable losses identified through its analysis.

CAPITAL ADEQUACY REVIEW

Management seeks to retain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both Bancorp’s and the Bank’s regulatory capital continued to well exceed the regulatory minimum requirements as of June 30, 2001.  In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0% and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Company’s capital and leverage ratios as of June 30, 2001 and December 31, 2000:

	Cathay Bancorp, Inc.

	June 30, 2001			December 31, 2000

(Dollars in thousands)	Balance		%	Balance		%

Tier 1 capital (to risk-weighted assets)	$219,190	[4]	11.04%	$202,741	[5]	11.05%
Tier 1 capital minimum requirement	79,420		4.00	73,392		4.00

Excess	$139,770		7.04%	$129,349		7.05%

Total capital (to risk-weighted assets)	$242,934	[4]	12.24%	$224,708	[5]	12.25%
Total capital minimum requirement	158,840		8.00	146,784		8.00

Excess	$84,094		4.24%	$77,924		4.25%

Tier 1 capital (to average assets)
– Leverage ratio	$219,190	[4]	9.53%	$202,741	[5]	9.28%
Minimum leverage requirement	91,984		4.00	87,387		4.00

Excess	$127,206		5.53%	$115,354		5.28%

Risk-weighted assets	$1,985,497			$1,834,804
Total average assets	$2,299,609			$2,184,666

[4]	Excludes accumulated other comprehensive income of $3.9 million and goodwill of $9.3 million.
[5]	Excludes accumulated other comprehensive income of $2.3 million and goodwill of $9.7 million.

The following table presents the Bank’s capital and leverage ratios as of June 30, 2001 and December 31, 2000:

	Cathay Bank

	June 30, 2001				December 31, 2000

(Dollars in thousands)	Balance		%		Balance		%

Tier 1 capital (to risk-weighted assets)	$210,329	[4]		10.62%	$194,694	[5]	10.64%
Tier 1 capital minimum requirement	79,261			4.00	73,206		4.00

Excess	$131,068			6.62%	$121,488		6.64%

Total capital (to risk-weighted assets)	$234,073	[4]		11.82%	$216,661	[5]	11.84%
Total capital minimum requirement	158,523			8.00	146,412		8.00

Excess	$75,550			3.82%	$70,249		3.84%

Tier 1 capital (to average assets)
– Leverage ratio	$210,329	[4]		9.16%	$194,694	[5]	8.93%
Minimum leverage requirement	91,839			4.00	87,251		4.00

Excess	$118,490			5.16%	$107,443		4.93%

Risk-weighted assets	$1,981,532				$1,830,161
Total average assets	$2,295,972				$2,181,272

[4]	Excludes accumulated other comprehensive income of $3.9 million and goodwill of $9.3 million.
[5]	Excludes accumulated other comprehensive income of $2.3 million and goodwill of $9.7 million.

LIQUIDITY AND MARKET RISK

Liquidity
Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased and securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”).

To supplement its liquidity needs, the Bank maintains a total credit line of $53 million for federal funds with three correspondent banks, and $100 million with two brokerage firms.  The Bank is also a shareholder of the FHLB, which enables the Bank to have access to lower cost FHLB financing when necessary.  At June 30, 2001, the Bank had $61.1 million in borrowing capacity under a collaterized line of credit with the FHLB of San Francisco, of which $10.0 million had been utilized.

As of June 30, 2001, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) increased to 33.12% from 30.76% at year-end 2000.  A significant portion of our time deposits will mature within one year or less.  Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in our marketplaces.  However, based on our historical runoff experience, we expect the outflow will be minimal and can be replenished through our normal growth in deposits.  Management believes all the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

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

Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates.  Our principal market risk is the interest rate risk inherent in our lending, investing, and deposit taking activities, due to the fact that interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent, or on the same basis.

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

The following table indicates the expected maturity or repricing and rate sensitivity of our interest-earning assets and interest-bearing liabilities as of June 30, 2001:

	June 30, 2001
	Interest Rate Sensitivity Period

	Within	Over 3 months	Over 1 year	Over	Non-interest
(Dollars in thousands)	3 months	to 1 year	to 5 years	5 years	sensitive	Total

Interest-Earning Assets
Cash and due from banks	$5,151	$157	$-	$-	$55,432	$60,740
Securities available-for-sale [6]	46,673	11,228	48,104	116,142	-	222,147
Securities held-to-maturity	-	6,105	138,011	258,924	-	403,040
Loans receivable, gross [7]	1,102,484	39,081	98,997	274,055	-	1,514,617
Non-earning assets	-	-	-	-	103,398	103,398

Total assets	$1,154,308	$56,571	$285,112	$649,121	$158,830	$2,303,942

Interest-Bearing Liabilities
Deposits:
Demand	$-	$-	$-	$-	$220,145	$220,145
Money market and NOW [8]	15,871	39,067	101,067	96,445	-	252,450
Savings [8]	14,816	50,352	118,390	60,009	-	243,567
TCDs under $100	247,679	156,013	2,389	-	-	406,081
TCDs $100 and over	453,321	424,047	7,893	-	-	885,261

Total deposits	731,687	669,479	229,739	156,454	220,145	2,007,504

Securities sold under agreements to repurchase	22,465	-	-	-	-	22,465
Advances from FHLB	-	-	10,000	-	-	10,000
Non-interest-bearing other liabilities	-	-	-	-	31,538	31,538
Stockholders’ equity	-	-	-	-	232,435	232,435

Total liabilities and stockholders’ equity	$754,152	$669,479	$239,739	$156,454	$484,118	$2,303,942

Interest sensitivity gap	$400,156	$(612,908)	$45,373	$492,667	$(325,288)	-
Cumulative interest sensitivity gap	$400,156	$(212,752)	$(167,379)	$325,288	-	-
Gap ratio (% of total assets)	17.37%	(26.60)%	1.97%	21.38%	(14.12)%	-
Cumulative gap ratio	17.37%	(9.23)%	(7.26)%	14.12%	-	-

[6]	Excludes $3.7 million of venture capital investments.
[7]	Excludes allowance for loan losses of $23.7 million, unamortized deferred loan fees of $3.9 million and $13.2 million of non-accrual loans.
[8]	The Company’s own historical experience and decay factors are used to estimate the money market and NOW, and savings deposit runoff.

As of June 30, 2001, the Company was asset sensitive with a  gap ratio of a positive 17.37% within three months, and liability sensitive with a cumulative gap ratio of a negative 9.23% within one year.  This compared with a positive 18.13% gap within three months, and a negative 9.78% cumulative gap within one year at year-end 2000.

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

The following table presents the estimated impacts of immediate changes in interest rates at the specified levels at June 30, 2001.  The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

	Percentage Change in:
Change in interest rates (in basis points)
	Net Interest Income [9]	Net Portfolio Value [10]

+200	15.98%	(27.44)%
+100	8.52	(14.19)
-100	(7.04)	14.15
-200	(14.38)%	25.24%

[9]	The percentage change represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
[10]	The percentage change represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in various rate scenarios.

The Bank utilizes financial derivative instruments in order to mitigate the risk of interest rate exposures related to our interest-earning assets and interest-bearing liabilities.  We believe that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in the balance and against risk in specific transactions.  In such instances, the Bank may protect its position through the purchase or sale of interest rate futures contracts for a specific cash or interest rate risk position.  Other hedge transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds.  Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies.  All hedges will require an assessment of basis risk and must be approved by the Bank’s Investment Committee.

On March 21, 2000, we entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years.  The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates.  The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at June 30, 2001, was approximately less than four years.  At June 30, 2001, the fair value of the interest rate swap was approximately $1.2 million ($674,000, net of tax) compared to $977,000 ($566,000, net of tax) at December 31, 2000.  Amounts to be paid or received on the interest rate swap will be reclassified into earnings upon the receipt of interest payments on the underlying hedged loans including amounts totaling $130,700 that were reclassified into earnings at period end.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.”

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Management is not currently aware of any litigation that is expected to have material adverse impact on the Company’s consolidated financial condition or the results of operations.

With regard to the previously disclosed lawsuit regarding the spouse of director Anthony M. Tang, the court denied the Bank’s motion for summary judgment and scheduled a trial to commence on September 24, 2001.  Based on consultation with the attorneys representing the Bank in this lawsuit, the Company continues to believe that, under the California Uniform Commercial Code, among other reasons, it has a strong defense to the claims made in the lawsuit.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of stockholders of Cathay Bancorp, Inc. was held on April 17, 2001 for the purpose of considering and acting upon the following:

Election of Directors:  Four directors were elected as Class II directors to serve until the 2004 Annual Meeting and the votes cast for or withheld or against were as follows:

				BROKER
	FOR	WITHHELD	AGAINST	NON-VOTE

Ralph Roy Buon-Cristiani	6,629,192	490,076	NONE	NONE
Kelly L. Chan	6,625,084	494,184	NONE	NONE
Dunson K. Cheng	6,524,792	594,476	NONE	NONE
Joseph Chi-Hung Poon	6,630,192	489,076	NONE	NONE

Other Directors whose terms of office continued after the meeting:

Term ending in 2002 (Class III)	Term ending in 2003 (Class I)

George T. M. Ching	Michael M. Y. Chang
Wing K. Fat	Patrick S. D. Lee
Wilbur K. Woo	Anthony M. Tang
Thomas G. Tartaglia

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit:

None

Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay Bancorp, Inc.

(Registrant)

Date: August 14, 2001	By /s/ DUNSON K. CHENG

Dunson K. Cheng
Chairman and President

Date: August 14, 2001	By /s/ ANTHONY M. TANG

Anthony M. Tang
Chief Financial Officer