Form 10-Q/A
period 2001-06-30
CATHAY BANCORP INC
filed 2001-08-15
CIK 861842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                          to

Commission file number 0-18630

CATHAY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4274680

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (213) 625-4700

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

Exhibit:

None

Reports on Form 8-K:

A current report on Form 8-K dated April 9, 2001, reported that the Board of Directors authorized a stock repurchase program of up to $15 million worth of shares of its common stock.

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