Form 10-Q
period 2001-09-30
CATHAY BANCORP INC
filed 2001-11-14
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-18630

CATHAY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

(213) 625-4700
Registrant's telephone number, including area code:

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

Common stock, $.01 par value, 8,977,714 shares outstanding as of November 5, 2001

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CATHAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share and per share data)	September 30, 2001	December 31, 2000	% change
ASSETS
Cash and due from banks	$49,321	$65,687	(25)
Federal funds sold and securities purchased under agreements to resell	-	19,000	(100)
Cash and cash equivalents	49,321	84,687	(41)

Securities available-for-sale, (amortized cost of $229,258 at September 30, 2001 and $173,841 at December 31, 2000)	238,030	177,796	34
Securities held-to-maturity, (estimated fair value of $412,294 at September 30, 2001 and $388,656 at December 31, 2000)	398,321	387,200	3
Loans receivable, (net of allowance for loan losses of $24,176 and unamortized deferred loan fees of $3,951 at September 30, 2001, and net of allowance for loan losses of $21,967 and unamortized deferred loan fees of $4,139 at December 31, 2000)	1,609,627	1,437,307	12
Other real estate owned, net	4,615	5,174	(11)
Investments in real estate, net	18,416	17,348	6
Premises and equipment, net	29,401	29,723	(1)
Customers’ liability on acceptances	16,775	20,355	(18)
Accrued interest receivable	14,944	15,633	(4)
Goodwill	9,096	9,744	(7)
Other assets	19,358	21,867	(11)

Total assets	$2,407,904	$2,206,834	9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$234,867	$221,805	6
Interest-bearing accounts:
NOW accounts	131,410	125,647	5
Money market accounts	128,142	119,805	7
Savings accounts	246,512	231,761	6
Time deposits under $100	415,324	379,809	9
Time deposits of $100 or more	920,285	797,620	15
Total deposits	2,076,540	1,876,447	11

Securities sold under agreements to repurchase	23,708	68,173	(65)
Advances from the Federal Home Loan Bank	30,000	10,000	200
Acceptances outstanding	16,775	20,355	(18)
Other liabilities	22,478	17,072	32
Total liabilities	2,169,501	1,992,047	9

Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,109,031 issued and 8,986,131 outstanding at September 30, 2001 and 9,074,365 issued and outstanding at December 31, 2000	90	91	(1)
Treasury stock, at cost (122,900 shares at September 30, 2001 and none at December 31, 2000)	(6,449)	-	100
Additional paid-in-capital	68,057	66,275	3
Accumulated other comprehensive income, net	6,317	2,303	174
Retained earnings	170,388	146,118	17
Total stockholders’ equity	238,403	214,787	11

Total liabilities and stockholders’ equity	$2,407,904	$2,206,834	9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except share and per share data)	2001	2000	2001	2000
INTEREST INCOME
Interest on loans	$30,045	$33,008	$93,156	$92,122
Interest on securities available-for-sale	3,597	4,238	10,345	10,137
Interest on securities held-to-maturity	5,974	5,621	18,019	17,877
Interest on federal funds sold and securities purchased under agreements to resell	344	160	1,180	551
Interest on deposits with banks	17	12	44	32
Total interest income	39,977	43,039	122,744	120,719

INTEREST EXPENSE
Time deposits of $100 or more	9,513	10,760	31,847	30,009
Other deposits	5,826	6,958	19,438	19,257
Other borrowed funds	626	1,839	1,747	4,246
Total interest expense	15,965	19,557	53,032	53,512
Net interest income before provision for loan losses	24,012	23,482	69,712	67,207
Provision for loan losses	1,200	1,050	3,600	3,150
Net interest income after provision for loan losses	22,812	22,432	66,112	64,057

NON-INTEREST INCOME
Securities gains, net	1,063	-	1,889	-
Letters of credit commissions	530	627	1,645	1,792
Service charges	1,209	1,146	3,624	3,291
Other operating income	1,352	973	3,900	3,207
Total non-interest income	4,154	2,746	11,058	8,290

NON-INTEREST EXPENSE
Salaries and employee benefits	5,808	5,449	17,315	16,352
Occupancy expense	844	759	2,548	2,357
Computer and equipment expense	698	666	2,068	2,022
Professional services expense	1,202	969	3,884	2,609
FDIC and State assessments	121	88	353	344
Marketing expense	667	255	1,250	924
Real estate operations, net	(284)	81	(467)	40
Operations of investments in real estate	327	296	1,568	736
Other operating expense	870	930	3,185	2,657
Total non-interest expense	10,253	9,493	31,704	28,041
Income before income tax expense	16,713	15,685	45,466	44,306
Income tax expense	5,208	4,233	14,383	15,413
Net income	$11,505	$11,452	$31,083	$28,893

Other comprehensive income, net of tax
Unrealized holding gains arising during the period	2,625	986	3,634	1,157
Cumulative adjustment upon adoption of SFAS No. 133	-	-	566	-
Unrealized gains on cash flow hedge derivatives	511	-	619	-
Less: reclassification adjustments included in net income	711	-	805	-
Total other comprehensive income, net of tax	2,425	986	4,014	1,157
Total comprehensive income	$13,930	$12,438	$35,097	$30,050
Net income per common share:
Basic	$1.27	$1.26	$3.42	$3.19
Diluted	$1.27	$1.26	$3.41	$3.19
Cash dividends paid per common share	$0.25	$0.21	$0.75	$0.63
Basic average common shares outstanding	9,063,738	9,061,535	9,079,523	9,051,734
Diluted average common shares outstanding	9,090,110	9,081,702	9,107,633	9,066,127

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2001	2000
Cash Flows from Operating Activities
Net income	$31,083	$28,893
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,600	3,150
Provision for losses on other real estate owned	-	71
Depreciation	1,094	1,008
Net gain on sale of other real estate owned	(153)	(238)
Gain on sale and call of investment securities	(1,954)	-
Write-downs on Venture Capital investment	65	-
Amortization and accretion of investment securities, net	343	(1,024)
Amortization of goodwill	648	664
(Decrease) increase in deferred loan fees, net	(188)	608
Decrease (increase) in accrued interest receivable	689	(1,915)
Decrease (increase) in other assets	2,492	(1,302)
Increase in other liabilities	5,406	2,604
Total adjustments	12,042	3,626
Net cash provided by operating activities	43,125	32,519

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(744,416)	(591,782)
Proceeds from maturity and call of investment securities available-for-sale	667,283	566,546
Proceeds from sale of investment securities available-for-sale	22,179	21,443
Proceeds from repayments of mortgage-backed securities available-for-sale	7,218	4,564
Purchase of investment securities held-to-maturity	(80,781)	(32,240)
Proceeds from maturity and call of investment securities held-to-maturity	46,930	3,680
Purchase of mortgage-backed securities held-to-maturity	(27,657)	(29,604)
Proceeds from repayments of mortgage-backed securities held-to-maturity	43,466	29,883
Net increase in loans	(176,392)	(168,376)
Purchase of premises and equipment	(772)	(5,335)
Proceeds from sale of other real estate owned	1,372	2,690
Net increase in investments in real estate	(1,068)	(396)
Net cash used in investing activities	(242,638)	(198,927)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts, money market and savings accounts	41,913	35,891
Net increase in time deposits	158,180	51,922
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(44,465)	92,475
Increase (decrease) in advances from Federal Home Loan Board	20,000	(20,000)
Cash dividends	(6,813)	(5,698)
Proceeds from shares issued under the Dividend Reinvestment Plan	1,386	1,229
Proceeds from exercise of stock options	396	29
Purchase of treasury stock	(6,450)	-
Net cash provided by financing activities	164,147	155,848

Decrease in cash and cash equivalents	(35,366)	(10,560)
Cash and cash equivalents, beginning of the period	84,687	64,081
Cash and cash equivalents, end of the period	$49,321	$53,521

Supplemental disclosure of cash flows information
Cash paid during the period:
Interest	$54,621	$52,960
Income taxes	$4,729	$13,292
Non-cash investing activities:
Transfers to investment securities available-for-sale within 90 days of maturity	$6,730	$57,389
Net change in unrealized holding gains on securities available-for-sale, net of tax	$2,829	$1,157
Cumulative adjustment upon adoption of SFAS No. 133, net o f tax	$566	$-
Unrealized gains on cash flow hedge derivatives, net of tax	$619	$-
Transfers to other real estate owned	$660	$4,799
Loans to facilitate the sale of other real estate owned	$-	$1,515

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BUSINESS

Cathay Bancorp Inc. is the one-bank holding company for Cathay Bank (the “Bank” and together the “Company”).  Cathay Bank was founded in 1962 and offers a full-range of financial services.  Cathay Bank now operates twelve branches in Southern California, seven branches in Northern California, two branches in New York State, one branch in Houston, Texas, and two overseas offices (one in Taiwan and one in Hong Kong).  The Bank is a commercial bank, servicing primarily the individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.  The Bank has obtained regulatory approval to open a new branch in Brooklyn, New York City.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of Americafor interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of Americafor complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.  Certain reclassifications have been made to the prior year’s financial statements to conform to the September 30, 2001 presentation.  For further information, refer to the consolidated financial statements and footnotes included in Cathay Bancorp's annual report on Form 10-K for the year ended December 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement No.141, “Business Combinations” (“SFAS No. 141”) and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.  The Company maybe upon adoption of SFAS No. 142 evaluate its existing goodwill that was acquired in a prior purchase business combination, and  make certain necessary reclassifications in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill.

SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The amortization of goodwill ceases upon adoption of SFAS No. 142, which for the Company will be January 1, 2002.  Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.  Management does not expect that, other than the ceasing of amortization of its goodwill, the adoption of SFAS No. 142 will have a material impact on the Company’s results of operations or financial position, however management expects to complete its analysis of the impact of adopting SFAS No. 142 by the 4th quarter of 2001.

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), which the Company fully adopted by April 1, 2001.  Adoption of SFAS No. 140 did not have a material impact to the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset.  The liability is accrued at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.  The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002.  Management has not yet determined the impact, if any, of adoption of SFAS No. 143.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  For long-lived assets to be held and used, SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value.  Further, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a “primary-asset” approach to determine the cash flow estimation period.  For long-lived asset to be disposed of by sale, SFAS No. 144 retains the requirements of SFAS No. 121 to measure a long-lived asset classified as held-for-sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation.  Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would be no longer recognized before they occur.  SFAS No. 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held-for-sale, prohibits retroactive reclassification of the asset as held-for-sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from “held-for-sale” to held-and-used.”  The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.  Management has not yet determined the impact, if any, of adoption of SFAS No. 144.

FINANCIAL DERIVATIVES

The Company enters into financial derivatives in order to seek mitigation of exposure to interest rate risks related to its interest-earning assets and interest-bearing liabilities.  For periods prior to January 1, 2001, for those qualifying financial derivatives that altered the interest rate characteristics of assets or liabilities, the net differential to be paid or received on the financial derivative was treated as an adjustment to the yield on the underlying assets or liabilities.  Interest rate financial derivatives that did not qualify for the accrual method, were recorded at fair value, with gains and losses recorded in earnings.

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS No. 137 and No. 138.  SFAS No. 133 establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities.  It requires the recognition of all financial derivatives as assets or liabilities in the Company’s statement of financial condition and measurement of those financial derivatives at fair value.  The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge.

Upon adoption of SFAS No. 133, the Company recognizes all derivatives on the balance sheet at fair value.  Fair value is based on dealer quotes, or quoted prices from instruments with similar characteristics.  The Company uses financial derivatives designated for hedging activities as cash flow hedges.  For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

As of January 1, 2001 and September 30, 2001, the Company hedged a portion of its variable interest rate loans through an interest rate swap agreement with a $20.0 million notional amount.  The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at September 30, 2001 was approximately less than four years.  Adoption of SFAS No. 133, resulted in recording a $977,000 ($566,000, net of tax) increase in fair value to accumulated other comprehensive income and other assets.  Amounts to be paid or received on the interest rate swap will be reclassified into earnings upon the receipt of interest payments on the underlying hedged loans, including amounts totaling $333,000 that were reclassified into earnings during the nine months ended September 30, 2001.  The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $878,000.

The Company entered into a forward rate agreement with a notional amount of $100 million that was recorded at fair value, with gains recorded as securities gains in the accompanying condensed consolidated statements of income and comprehensive income.  The agreement expired in March 2001.

EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock that then shared in earnings.

The following table sets forth basic and diluted earnings per share calculations:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except share and per share data)	2001	2000	2001	2000
Net income	$11,505	$11,452	$31,083	$28,893

Weighted-average shares:
Basic weighted-average number of common stock outstanding	9,063,738	9,061,535	9,079,523	9,051,734
Dilutive effect of weighted-average outstanding common stock equivalents	26,372	20,167	28,110	14,393
Diluted weighted-average number of common stock outstanding	9,090,110	9,081,702	9,107,633	9,066,127
Earnings per share:
Basic	$1.27	$1.26	$3.42	$3.19
Diluted	$1.27	$1.26	$3.41	$3.19

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is given based on the assumption that the reader has access to and read the Annual Report on Form 10-K for the year ended December 31, 2000 of Cathay Bancorp, Inc. (“Bancorp”) and its subsidiary Cathay Bank.  When referring collectively to the Bancorp and the Bank we will use the term “Company” or “we,” “us,” or “our.”

The following discussion, and other sections of this report, includes forward-looking statements regarding management’s beliefs, projections, and assumptions concerning future results and events.  These forward-looking statements may, but do not necessarily, also include words such as “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates” or similar expressions.  Forward-looking statements are not guarantees.  They involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, adverse developments or conditions related to or arising from:

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

CONSOLIDATED INCOME STATEMENT REVIEW

Net Income

Consolidated net income for the three months ended September 30, 2001 was $11.51 million or $1.27 per diluted share compared to $11.45 million or $1.26 per diluted share for the comparable period.  The increase in the quarterly earnings was due primarily to a 7% growth in pretax earnings, partially offset by a higher income tax rate of 31% compared to an income tax rate of 27% for the third quarter of 2000, resulting in a $975,000 increase to income tax expense.

Net income for the third quarter 2001 included a gain totaling $1.1 million, on the sale of $21.1 million of securities available-for-sale.  The securities sold were either callable or scheduled to mature within the next 21 months.

THIRD QUARTER HIGHLIGHTS:

•      During the quarter deposits grew by 3% and gross loans by 7%.

•      New branch in Union City, California opened for business on October 5, 2001.

•      3rd quarter 2001 pretax earnings increased 7% to $16.7 million compared to $15.7 million during the same quarter a year ago.

•      Return on average stockholders’ equity was 19.46% and return on average assets was 1.91% for the quarter ended September 30, 2001.

•      Net interest margin was 4.30%, and the taxable-equivalent net interest margin was 4.39%.

•      Non-performing loans to gross loans was 0.91% at September 30, 2001 compared to 1.04% at December 31, 2000.

•      Total risk-based capital ratio of 11.88%, Tier 1 risk-based capital ratio of 10.72%, and Tier 1 leverage capital ratio of 9.35%.

•      Contribution of $250,000 to the 911 Healing Hands non-profit organization and fund, and creation of a website to encourage online donations towards relief efforts in response to the tragic events of September 11, 2001.

Net Interest Income before provision for loan losses

An increase of 10.6% in average interest-earning assets provided $4.5 million of interest income during the third quarter 2001.  The majority of this growth was funded by a 10.1% increase in interest-bearing liabilities, resulting in $2.6 million of additional interest expense.  Overall changes in volume resulted in $1.9 million of additional net interest income between third quarter 2001 and third quarter 2000.  As a result of the lower interest rate environment the average interest rate earned on interest-earning assets decreased by 139 basis points to 7.15%, and the amount of interest earned as a result of falling interest rates decreased $7.6 million from the year ago quarter.  The average rate paid on deposits and borrowings decreased by 105 basis points to 2.99%, decreasing interest expense by $6.2 million.  The net change related to interest rates earned and paid was a decrease of $1.4 million in net interest income.  Quarter-to-quarter the net interest income before provision for loan losses increased by $530,000 and the average interest-earning assets increased by $213.2 million.

The Company's net interest margin on average earning assets equaled 4.30% during the third quarter of 2001 compared to 4.34% during the second quarter 2001 and 4.66% in last year’s third quarter.  The 7.7% decrease in the interest margin from last year’s third quarter was primarily the result of decreasing interest rates.  Historically the Company has been asset sensitive in the short-term scenario, which results in lower-yielding assets and lagging time deposits, in periods of declining interest rates.  Of the Company’s $1.3 billion in time certificates of deposit, $642 million, or 48% will re-price during the fourth quarter of 2001.

Net Interest Income – Taxable-Equivalent Basis

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income, and interest expense and the weighted-average interest rate and net interest margin were as follows:

Three months ended September 30,	2001			2000
Taxable-equivalent basis (Dollars in thousands)	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Interest-earning assets
Federal funds sold and securities purchased under agreements to resell	$37,647	$344	3.63%	$9,777	$160	6.51%
Securities available-for-sale	228,811	3,719	6.45	253,923	4,281	6.71
Securities held-to-maturity	400,280	6,393	6.34	380,165	6,094	6.38
Loans receivable, net	1,546,776	30,045	7.71	1,358,804	33,008	9.52
Deposits with banks	3,571	17	1.89	1,156	12	4.13

Total interest-earning assets	$2,217,085	$40,518	7.25%	$2,003,825	$43,555	8.65%

Interest-bearing liabilities
Interest-bearing checking	$259,847	$746	1.14%	$239,045	$1,097	1.83%
Savings	244,653	562	0.91	227,466	921	1.61
Time deposits	1,315,816	14,031	4.23	1,122,930	15,700	5.56
Total interest-bearing deposits	1,820,316	15,339	3.34	1,589,441	17,718	4.43
Other borrowed funds	60,747	626	4.09	118,613	1,839	6.17
Total interest-bearing liabilities	1,881,063	15,965	3.37	1,708,054	19,557	4.56

Non-interest-bearing demand deposits	236,939	-	-	219,963	-	-
Total deposits and other borrowed funds	$2,118,002	$15,965	2.99%	$1,928,017	$19,557	4.04%

Interest rate spread			4.26%			4.61%
Net interest income/margin		$24,553	4.39%		$23,998	4.76%

The following is a discussion of changes, on a taxable-equivalent basis, on net interest income and margin resulting from the interaction between the volume and composition of earning assets, related yields and associated funding costs.  Accordingly, portfolio size, composition, and yields earned and funding costs can have a significant impact on net interest income and margin.

Net interest income on a taxable-equivalent basis was $24.6 million in the third quarter of 2001 compared with $23.6 million in the second quarter of 2001 and $24.0 million in the third quarter of 2000.  The $555,000 increase in taxable-equivalent net interest income before provision for loan losses was primarily the result of a net increase of $23.3 million in average interest-earning assets over average interest-bearing liabilities and a favorable change in the mix of interest-earning assets.

Our taxable-equivalent net interest rate spread was 4.26% in the third quarter of 2001, compared with 4.32% in the second quarter of 2001 and 4.61% one year ago.  The Company’s taxable-equivalent net interest margin was 4.39% at September 30, 2001 compared with 4.46% in the second quarter of 2001 and 4.76% in last year's third quarter.  The decrease of 37 basis points from last year’s third quarter is primarily due to a lower interest rate environment during this year’s third quarter.

Provision for Loan Losses

The provision for loan losses was $1.2 million in the third quarter of 2001 and $1.1 million for the third quarter of 2000.  Management believes the increase is prudent to cover additional inherent risk resulting from the overall increase of our loan portfolio.  For the third quarter, net charge-offs were $767,000 or 0.20% of average net loans1 compared to $383,000 or 0.11% during the like quarter a year ago.  The annualized net charge-off ratio was 0.13% of average net loans, for the nine months ended September 30, 2001, compared to 0.11% for the same period a year ago and 0.13% for the twelve months ended December 31, 2000.

1 The term “net loans” is defined in this document as loans net of the allowance for loan losses and unamortized deferred loan fees.

Non-Interest Income

Non-interest income was $4.2 million in the third quarter of 2001, up 51%, compared with $2.7 million in the same period of 2000.  Non-interest income for the third quarter 2001 included a gain totaling $1.1 million, on the sale of $21.1 million of securities available-for-sale.  The securities sold were either callable or scheduled to mature within the next 21 months.  Depository service fees increased by 6% to $1.2 million.  Other operating income totaled $1.4 million, an increase of 39% over last year's third quarter.

Non-Interest Expense

Non-interest expense increased $760,000 or 8% to $10.3 million in the third quarter of 2001, and the efficiency ratio remained relatively flat at 36.40% at September 30, 2001 compared to 36.19% at September 30, 2000.

Salaries and employee benefits grew by $359,000 primarily due to annual salary adjustments.  Professional services expense increased by $233,000.  The increases in professional services were related to legal fees in connection with loans and other corporate matters.  Operating expenses in investments in real estate were $327,000 in 2001 versus $296,000 in 2000, primarily due to operating losses from low income housing investments that qualify for tax credits.

On September 17, the Company’s Board of Directors authorized a donation in the amount of $250,000 for the establishment of the 911 Healing Hands non-profit organization and fund to help with relief efforts related to the tragic events of September 11.

Income Taxes

The provision for income taxes was $5.2 million or 31% for the third quarter 2001 compared with $4.2 million or 27% in the year ago quarter.  The effective income tax rate during the third quarter 2000, reflected a decline in the expected income tax rate for fiscal year 2000, as a result of the formation of a registered investment company subsidiary of the Bank, which provides flexibility to raise additional capital in a tax efficient manner.  The long-term plan for the registered investment company is currently under review.  Depending on the results of the review and other factors, the effective tax rate may change.  Currently management believes the effective tax rate for 2001 will approximate the rate for the nine months ended September 30, 2001.  There can be no assurance that the subsidiary will continue as a registered investment company, or that any tax benefits will continue, or as to our ability to raise capital through this subsidiary.

YEAR-TO-DATE REVIEW – STATEMENT OF OPERATIONS

Net income for the first nine months of 2001 was $31.1 million or $3.41 per diluted share, up 8%, over the $28.9 million or $3.19 per diluted share for the same period a year ago.  Return on average stockholders’ equity was 18.29% and return on average assets was 1.81% for the nine months of 2001 compared to a return on average stockholders’ equity of 20.61% and a return on average assets of 1.84%, for the nine months ended September 30, 2000.  The net interest margin for the nine months ended September 30, 2001 decreased 26 basis points to 4.38% compared to 4.64% during the like period a year ago.  On a taxable-equivalent basis the net interest margin for the nine months ended September 30, 2001 was 4.47% compared to 4.73% a year ago.

FINANCIAL CONDITION  REVIEW

Assets

Total assets were $2.4 billion at September 30, 2001, up 9% from yearend 2000 of $2.2 billion, primarily reflecting the growth in gross loans2.  Gross loans were $1.6 billion at period end, an increase of $174 million or 12% over the $1.5 billion at yearend 2000.  The investment securities portfolio increased 13% to $636 million during the period, up $71 million, from the $565 million at December 31, 2000.

Securities

The fair value of securities available-for-sale at September 30, 2001 was $238.0 million compared to $177.8 million at December 31, 2000.  Securities available-for-sale represented 9.9% of total assets compared to 8.1% at December 31, 2000.  Securities held-to-maturity at September 30, 2001 increased $11.1 million to $398.3 million compared to $387.2 million at December 31, 2000.  As a percentage of total assets, securities-held-to-maturity decreased slightly to 16.5% compared to 17.5% of total assets at December 31, 2000.

At September 30, 2001, the securities available-for-sale balance included a net unrealized gain of $8.8 million, which represented the difference between fair value and amortized cost.  The comparable amount at December 31, 2000, was a net unrealized gain of $4.0 million.  The increase in unrealized holding gains in 2001 resulted from the decreasing interest rate environment in the first nine months of 2001.  Net unrealized gains and losses in the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax.

The average taxable-equivalent yield on investment securities was up 12 basis points to 6.55% for the nine months ended September 30, 2001, compared with 6.43% for the same period in 2000.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale, as of September 30, 2001 and December 31, 2000:

	September 30, 2001
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US government agencies	$103,952	$5,821	$-	$109,773
State and municipal securities	840	4	-	844
Mortgage-backed securities	9,048	340	3	9,385
Collaterized mortgage obligations	3,610	95	-	3,705
Asset-backed securities	9,993	181	-	10,174
Commercial paper	19,979	-	3	19,976
Equity securities	24,871	-	396	24,475
Corporate bonds	53,063	2,816	-	55,879
Venture capital	3,902	-	83	3,819

Total	$229,258	$9,257	$485	$238,030

	December 31, 2000
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US government agencies	$75,187	$3,130	$-	$78,317
State and municipal securities	1,275	2	-	1,277
Mortgage-backed securities	13,151	3	15	13,139
Collaterized mortgage obligations	5,850	68	46	5,872
Asset-backed securities	10,452	-	82	10,370
Equity securities	5,033	9	-	5,042
Corporate bonds	59,466	1,119	215	60,370
Venture capital	3,427	-	18	3,409

Total	$173,841	$4,331	$376	$177,796

2 The term “gross loans” is defined in this document as loans gross of the allowance for loan losses and unamortized deferred loan fees.

The following tables summarize the composition, carrying value, gross unrealized gains, gross unrealized losses and estimated fair values of securities held-to-maturity, as of September 30, 2001 and December 31, 2000:

	September 30 2001
(In thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government agencies	$59,765	$2,091	$-	$61,856
State and municipal securities	69,171	3,157	-	72,328
Mortgage-backed securities	118,047	4,129	-	122,176
Collaterized mortgage obligations	49,889	1,498	32	51,355
Asset-backed securities	3,470	12	-	3,482
Corporate bonds	97,979	3,302	184	101,097

Total	$398,321	$14,189	$216	$412,294

	December 31, 2000
(In thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government agencies	$64,689	$586	$262	$65,013
State and municipal securities	68,820	1,567	422	69,965
Mortgage-backed securities	135,494	1,382	631	136,245
Collaterized mortgage obligations	48,694	182	125	48,751
Asset-backed securities	13,156	-	80	13,076
Corporate bonds	56,347	159	900	55,606

Total	$387,200	$3,876	$2,420	$388,656

Loans

Total gross loans increased by $174 million, up 12% over the $1.5 billion at yearend 2000.  The $174 million increase in gross loans was primarily the result of increases of $62 million in real estate construction loans, $50 million in commercial mortgage loans, $48 million in commercial loans, and $19 million in residential mortgage loans.  The increase in real estate construction loans in the third quarter of 2001 was attributable to both new projects and disbursements on old projects.  As of September 30, 2001, we had approximately $69 million in undisbursed construction loan commitments.  The increase in residential and commercial mortgage loans was primarily due to new business.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	September 30, 2001	% of Total	December 31, 2000	% of Total	% Change
Loans
Commercial	$490,011	30%	$442,181	31%	11
Residential mortgage	239,429	15	220,720	15	9
Commercial mortgage	681,012	42	630,662	44	8
Real estate construction	203,881	13	142,048	10	44
Installment	22,831	2	27,329	2	(17)
Other	590	-	473	-	25

Gross loans	1,637,754	102	1,463,413	102	12

Allowance for loan losses	(24,176)	(2)	(21,967)	(2)	10
Unamortized deferred loan fees	(3,951)	-	(4,139)	-	(5)

Total loans, net	$1,609,627	100%	$1,437,307	100%	12

Other Real Estate Owned

Other Real Estate Owned (“OREO”), net of a valuation allowance of $131,000, decreased to $4.6 million at September 30, 2001, compared to $5.2 million at yearend 2000.

As of September 30, 2001, there were three outstanding OREO properties, which included one parcel of land, and two commercial buildings.  All three properties are located in California.  During the third quarter of 2001, we acquired one single-family-residence (“SFR”), and sold three SFR properties, one of which was the property acquired during the third quarter 2001.  The carrying value of the three properties sold was approximately $996,000, and the sale resulted in gains on sale of OREO of $148,000.

To reduce the carrying value of OREO to the estimated fair value of the properties, we maintain a valuation allowance for OREO properties.  We perform periodic evaluations on each property and make corresponding adjustments to the valuation allowance, if necessary.  Any decline in value is recognized by a corresponding increase to the valuation allowance in the current period.  Management did not make any provision for OREO losses in the third quarter of 2001.

Investments in Real Estate

As of September 30, 2001, our investments comprised of four limited partnerships formed for the purpose of investing in low income housing projects, which qualify for federal low income housing tax credits and/or California tax credit.

As of September 30, 2001, investments in real estate increased $1.1 million to $18.4 million from $17.3 million at yearend 2000.  During 2001, we recognized $1.5 million in net losses from the four limited partnerships.  In addition, we contributed $2.6 million to the Wilshire Courtyard investment.

The following table summarizes the composition of our investments in real estate as of the dates indicated:

	Percentage of Ownership	Acquisition Date	Carrying Amount
(Dollars in thousands)			September 30, 2001	December 31, 2000
Las Brisas	49.5%	December 1993	$28	$189
Los Robles	99.0%	August 1995	399	393
California Corporate Tax Credit Fund III	38.8%	March 1999	12,711	14,127
Wilshire Courtyard	99.9%	May 1999	5,278	2,639
			$18,416	$17,348

Deposits and Borrowings

The increases in total assets were funded primarily by increases in time deposit accounts totaling $158 million, savings accounts totaling $15 million, and non-interest-bearing accounts totaling $13 million.  For the most part, the Company’s time deposits are seasoned and have been with the Company for many years.  For the nine months ended September 30, 2001, total deposits increased by $200 million to $2.1 billion compared to total deposits of $1.9 billion at December 31, 2000.

Federal Home Loan Bank (“FHLB”) advances increased by $20 million to $30 million at September 30, 2001 compared to $10 million at December 31, 2000.  Securities sold under agreements to repurchase decreased by $44 million to $24 million compared to $68 million at December 31, 2000.  The overall decrease in borrowed funds was primarily due to deposit growth.

The following tables display the deposit mix as of the dates indicated:

(Dollars in thousands)	September 30, 2001	% of Total	December 31, 2000	% of Total	% Change
Deposits
Non-interest-bearing	$234,867	11%	$221,805	12%	6
Interest-bearing checking	259,552	13	245,452	13	6
Savings	246,512	12	231,761	12	6
Time deposits	1,335,609	64	1,177,429	63	13
Total deposits	$2,076,540	100%	$1,876,447	100%	11

As interest rate spreads widened between Jumbo CDs and other types of interest-bearing deposits under the prevailing interest rate environment, our Jumbo CD portfolio continues to grow faster than other types of deposits.  Management believes our Jumbo CDs are generally less volatile primarily due to the following reasons:

•      approximately 56% of the Bank’s total Jumbo CDs have stayed with the Bank for more than two years;

•      the Jumbo CD portfolio continued to be, diversified with 4,559 individual accounts averaging approximately $180,000 per account owned by 3,148 individual depositors as of July 6, 2001;

•      this phenomenon of having a relatively higher percentage of Jumbo CDs to total deposits exists in most of the Asian American banks in our California market due to the fact that the customers in this market tend to have a higher savings rate.

Management continues to monitor the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the patrons the Bank is servicing.  To discourage the concentration in Jumbo CDs, management has continued to make efforts in the following areas:

1)   to offer non-competitive interest rates paid on Jumbo CDs;

2)   to promote transaction-based products from time to time;

3)   to seek to diversify the customer base by branch expansion and/or acquisition as opportunities arise.

Capital Resources

Stockholders’ equity of $238.4 million was up $23.6 million or 11.0% from December 31, 2000.  At September 30, 2001, Stockholders' equity was 9.9% of total assets, compared with $214.8 million or 9.7% of total assets at yearend 2000.  The increase of $23.6 million or 11.0% in stockholders’ equity was due to the following:

•      an addition of $31.1 million from net income, less payments of dividends on common stock of $6.8 million;

•      an increase of $1.8 million from issuance of additional common shares through the Dividend Reinvestment Plan and proceeds from exercise of stock options;

•      less the purchase of 122,900 shares of treasury stock during the first nine months of 2001, at an average price of $52.49, totaling $6.5 million;

•      an increase of $4.0 million in accumulated other comprehensive income, including:

•      a favorable difference of $2.8 million in the net unrealized holding gains on securities available-for-sale, net of tax;

•      $619,000 from unrealized gains on cash flow hedging derivatives, net of tax;

•      unrealized gains totaling $566,000, net of tax, in cumulative adjustment upon adoption of SFAS No. 133;

We declared cash dividends of $0.25 per common share in January 2001 on 9,074,365 shares outstanding, in April 2001 on 9,086,323 shares outstanding, in July 2001 on 9,093,576 shares outstanding, and in October 2001 on 8,970,131 shares outstanding.  Total cash dividends paid in 2001 amounted to $9.1 million.

Return on average stockholders’ equity was 18.29% and return on average assets was 1.81% for the third quarter of 2001 compared with a return on stockholders’ equity of 20.61% and a return on average assets of 1.84%, for the third quarter of 2000.

ASSET QUALITY REVIEW

Non-performing Assets

Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, and other real estate owned.

Non-performing assets were down $208,000 from the second quarter, despite continued signs of weakness in the overall economy, and down $1.0 million from the Company's yearend 2000 total of $20.5 million.  The decrease in non-performing assets of $208,000 from the second quarter 2001, reflects primarily a net increase of $3.1 million in loans 90 days past due and still accruing, a decrease of $2.6 million in non-accrual loans and a decrease of $599,000 in OREO.  Loans 90 days past due and still accruing at September 30, 2001 were comprised primarily of two well collaterized commercial business loans with a carrying value of $3.1 million.  Both loans were paid off on November 1, 2001.  As a percentage of gross loans plus OREO, non-performing assets were 1.18% at September 30, 2001 compared to yearend 2000 of 1.39% and 1.29% at June 30, 2001.

The following table sets forth the breakdown of non-performing assets by categories as of the dates indicated:

(Dollars in thousands)	September 30, 2001	December 31, 2000
Accruing loans past due 90 days or more	$4,200	$589
Non-accrual loans	10,680	14,696
Total non-performing loans	14,880	15,285
Real estate acquired in foreclosure	4,615	5,174
Total non-performing assets	$19,495	$20,459

Accruing troubled debt restructurings[3]	$4,487	$4,531
Non-performing assets as a percentage of gross loans and OREO	1.18%	1.39%
Allowance for loan losses as a percentage of non-performing loans	162.47%	143.72%

3  Excludes one Trouble Debt Restructuring loan in non-accrual status in the amount of $262,500, which is included with non-accrual loans.

Non-accrual Loans

Non-accrual loans of $10.7 million at September 30, 2001 consisted mainly of $6.6 million in commercial loans and $3.6 million in commercial mortgage loans.  The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	September 30, 2001			December 31, 2000
	Commercial			Commercial
(In thousands)	Mortgage	Commercial	Other	Mortgage	Commercial	Other
Type of Collateral
Single/multi-family residence	$534	$955	$472	$174	$531	$252
Commercial real estate	875	977	-	2,277	1,139	-
Land	2,175	-	-	2,403	-	-
UCC	-	4,489	-	-	7,083	-
Other	-	72	24	-	540	59
Unsecured	-	104	3	-	231	7
Total	$3,584	$6,597	$499	$4,854	$9,524	$318

The following table presents nonaccrual loans by type of businesses the borrowers engaged in, as of the dates indicated:

	September 30, 2001			December 31, 2000
	Commercial			Commercial
(In thousands)	Mortgage	Commercial	Other	Mortgage	Commercial	Other
Type of Business
Real estate development	$2,175	$42	$-	$2,648	$166	$-
Wholesale/Retail	875	3,510	-	174	4,798	-
Food/Restaurant	271	687	-	-	2,005	-
Import	-	2,161	-	-	2,092	-
Investments	-	-	-	2,032	-	-
Other	263	197	499	-	463	318
Total	$3,584	$6,597	$499	$4,854	$9,524	$318

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

Troubled debt restructurings were $4.7 million at September 30, 2001 compared to $4.8 million at December 31, 2000, and included one commercial mortgage loan, in the amount of $262,500, on non-accrual status at both September 30, 2001 and December 31, 2000.  With the exception of one borrower with loans totaling $2.6 million, which were 10 to 29 days past due, all other accruing troubled debt restructurings were performing under their revised terms as of September 30, 2001.

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

We identified impaired loans with a recorded investment of $21.4 million at September 30, 2001, compared to $27.8 million at yearend 2000.

The following tables present a breakdown of impaired loans and the related allowances as of the dates indicated:

At September 30, 2001				At December 31, 2000
	Recorded		Net	Recorded		Net
(In thousands)	Investment	Allowance	Balance	Investment	Allowance	Balance
Commercial	$8,595	$2,311	$6,284	$13,868	$3,682	$10,186
Commercial mortgage	12,843	1,862	10,981	13,208	1,881	11,327
Other	3	3	-	742	133	609
Total	$21,441	$4,176	$17,265	$27,818	$5,696	$22,122

Loan Concentration

There were no loan concentrations to multiple borrowers in similar activities, which exceeded 10% of total loans as of September 30, 2001.

Allowance for Loan Losses

The following table sets forth information relating to the allowance for loan losses for the periods indicated:

(Dollars in thousands)	For the nine months ended September 30, 2001	For the year ended December 31, 2000
Balance at beginning of period	$21,967	$19,502
Provision for loan losses	3,600	4,200
Loans charged-off	(1,623)	(1,905)
Recoveries of loans charged-off	232	170
Balance at end of period	$24,176	$21,967

Average net loans outstanding during the period	$1,481,361	$1,313,177
Ratio of net charge-offs to average net loans outstanding during
the period (annualized)	0.13%	0.13%
Provision for loan losses to average net loans outstanding during
the period (annualized)	0.32%	0.32%
Allowance to non-performing loans at end of period	162.48%	143.72%
Allowance to gross loans, at period end	1.48%	1.50%

Charge-offs on commercial loans accounted for 78% of the total charged-off loans during the nine months of 2001.  The remaining 22% consisted of commercial mortgage loans and real estate construction loans, which accounted for 16%, and installment loans and open-end credit loans, which accounted for 6%.  For the nine months ended September 30, 2001, annualized net charge-offs were 0.13% of average net loans compared to 0.11% during the like period a year ago.  The net charge-offs ratio for the twelve months ended December 31, 2000 was 0.13% of average net loans.

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

Based on our evaluation process and the methodology to determine the level of the allowance for loan losses mentioned previously, management believes the allowance level at September 30, 2001 to be adequate to absorb estimated probable losses identified through its analysis.

Capital Adequacy Review

Management seeks to retain the Company's capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both Bancorp’s and the Bank’s regulatory capital continued to well exceed the regulatory minimum requirements as of September 30, 2001.  In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0% and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Company’s capital and leverage ratios as of September 30, 2001 and December 31, 2000:

	Cathay Bancorp, Inc.
	September 30, 2001			December 31, 2000
(Dollars in thousands)	Balance	%		Balance	%
Tier 1 capital (to risk-weighted assets)	$222,761	[4]	10.72%	$202,741	[5]	11.05%
Tier 1 capital minimum requirement	83,118		4.00	73,392		4.00
Excess	$139,643		6.72%	$129,349		7.05%

Total capital (to risk-weighted assets)	$246,937	[4]	11.88%	$224,708	[5]	12.25%
Total capital minimum requirement	166,237		8.00	146,784		8.00
Excess	$80,700		3.88%	$77,924		4.25%

Tier 1 capital (to average assets)
– Leverage ratio	$222,761	[4]	9.35%	$202,741	[5]	9.28%
Minimum leverage requirement	95,304		4.00	87,387		4.00
Excess	$127,457		5.35%	$115,354		5.28%

Risk-weighted assets	$2,077,960	[4]		$1,834,804	[5]
Total average assets	$2,382,600			$2,184,666

4  Risk-weighted assets exclude the valuation on securities available-for-sale of $8.9 million and Tier 1 Capital and Total Capital excludes goodwill of $9.1 million, and accumulated other comprehensive income of $6.3 million.

5  Risk-weighted assets exclude the valuation on securities available-for-sale of $4.0 million and Tier 1 Capital and Total Capital excludes goodwill of $9.7 million, and other accumulated comprehensive income of $2.3 million.

The following table presents the Bank’s capital and leverage ratios as of September 30, 2001 and December 31, 2000:

	Cathay Bank
	September 30, 2001			December 31, 2000
(Dollars in thousands)	Balance	%		Balance	%
Tier 1 capital (to risk-weighted assets)	$214,623	[4]	10.35%	$194,694	[5]	10.64%
Tier 1 capital minimum requirement	82,955		4.00	73,206		4.00
Excess	$131,668		6.35%	$121,488		6.64%

Total capital (to risk-weighted assets)	$238,800	[4]	11.52%	$216,661	[5]	11.84%
Total capital minimum requirement	165,910		8.00	146,412		8.00
Excess	$72,890		3.52%	$70,249		3.84%

Tier 1 capital (to average assets)
– Leverage ratio	$214,623	[4]	9.02%	$194,694	[5]	8.93%
Minimum leverage requirement	95,131		4.00	87,251		4.00
Excess	$119,492		5.02%	$107,443		4.93%

Risk-weighted assets	$2,073,873	[4]		$1,830,161	[5]
Total average assets	$2,378,283			$2,181,272

4  Risk-weighted assets exclude the valuation on securities available-for-sale of $8.9 million and Tier 1 Capital and Total Capital excludes goodwill of $9.1 million, and accumulated other comprehensive income of $6.3 million.

5  Risk-weighted assets exclude the valuation on securities available-for-sale of $4.0 million and Tier 1 Capital and Total Capital excludes goodwill of $9.7 million, and other accumulated comprehensive income of $2.3 million.

Liquidity and Market Risk

Liquidity

Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased and securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”).

To supplement its liquidity needs, the Bank maintains a total credit line of $53.0 million for federal funds with three correspondent banks, and $280.0 million with six brokerage firms, in repo lines.  The Bank is also a shareholder of the FHLB, which enables the Bank to have access to lower cost FHLB financing when necessary.  At September 30, 2001, the Bank had a total approved credit with the FHLB of San Francisco totaling $574.9 million.  The total credit outstanding with the FHLB of San Francisco at September 30, 2001 was $30.0 million.  These advances matured in 2005 and bear fixed interest rates.

As of September 30, 2001, the Bank’s liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) remained relatively unchanged at 30.23% compared to 28.15% at yearend 2000.  A significant portion of our time deposits will mature within one year or less.  Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in our marketplaces.  However, based on our historical runoff experience, we expect the outflow will be minimal and can be replenished through our normal growth in deposits.  Management believes all the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

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

The following table indicates the expected maturity or repricing and rate sensitivity of our interest-earning assets and interest-bearing liabilities as of September 30, 2001:

	September 30, 2001
	Interest Rate Sensitivity Period
	Within	Over 3 Months	Over 1 Year	Over	Non-interest
(Dollars in thousands)	3 Months	to 1 Year	to 5 Years	5 Years	Sensitive	Total
Interest-earning Assets:
Cash and due from banks	$1,360	$55	$-	$-	$47,906	$49,321
Securities available-for-sale [6]	45,295	7,144	63,649	118,123	-	234,211
Securities held-to-maturity	-	15,499	140,265	242,557	-	398,321
Loans receivable, gross [7]	1,185,874	37,056	112,208	291,936	-	1,627,074
Non-interest-earning assets, net	-	-	-	-	98,977	98,977
Total assets	$1,232,529	$59,754	$316,122	$652,616	$146,883	$2,407,904

Interest-bearing Liabilities
Deposits:
Demand	$-	$-	$-	$-	$234,867	$234,867
Money market and NOW [8]	16,317	40,165	103,911	99,159	-	259,552
Savings [8]	14,995	50,961	119,821	60,735	-	246,512
TCDs under $100	231,691	180,795	2,838	-	-	415,324
TCDs $100 and over	438,839	466,575	14,871	-	-	920,285
Total deposits	701,842	738,496	241,441	159,894	234,867	2,076,540
Securities sold under agreements to repurchase	23,708	-	-	-	-	23,708
Advances from FHLB	-	-	30,000	-	-	30,000
Non-interest-bearing other liabilities	-	-	-	-	39,253	39,253
Stockholders’ equity	-	-	-	-	238,403	238,403
Total liabilities and stockholders’ equity	$725,550	$738,496	$271,441	$159,894	$512,523	$2,407,904
Interest sensitivity gap	$506,979	$(678,742)	$44,681	$492,722	$(365,640)	-
Cumulative interest sensitivity gap	$506,979	$(171,763)	$(127,082)	$365,640	-	-
Gap ratio (% of total assets)	21.05%	(28.19)%	1.86%	20.46%	(15.18)%	-
Cumulative gap ratio	21.05%	(7.13)%	(5.28)%	15.18%	-	-

As of September 30, 2001, the Company was asset sensitive with a gap ratio of a positive 21.05% within three months, and liability sensitive with a cumulative gap ratio of a negative 7.13% within one year.  This compared with a positive 18.13% gap within three months, and a negative 9.78% cumulative gap within one year at year end 2000.

6  Excludes $3.8 million of venture capital investments.  Includes $9.4 million of fixed-rate mortgage-backed securities and $3.7 million of fixed-rate collaterized mortgage obligations, which were allocated based on their contractual maturity date and categorized in this table as “Over 5 years.”  Variable-rate preferred stock totaling $24.5 million was categorized in this table in the “Within 3 months” column.  All other available-for-sale debt securities are fixed-rate and were allocated based on their contractual maturity date.

7  Excludes allowance for loan losses of $24.2 million, unamortized deferred loan fees of $4.0 million and $10.7 million of non-accrual loans.

8  The Company’s own historical experience and decay factors are used to estimate the money market and NOW, and savings deposit runoff.

The Company enters into financial derivatives in order to seek mitigation of exposure to interest rate risks related to our interest-earning assets and interest-bearing liabilities.  We believe that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in the assets or liabilities and against risk in specific transactions.  In such instances, the Bank may protect its position through the purchase or sale of interest rate futures contracts for a specific cash or interest rate risk position.  Other hedge transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds.  Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies.  All hedges will require an assessment of basis risk and must be approved by the Bank’s Investment Committee.

On March 21, 2000, we entered into an interest rate swap agreement with a major financial institution in the notional amount of $20 million for a period of five years.  The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates.  The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at September 30, 2001, was approximately less than four years.  At September 30, 2001 the fair value of the interest rate swap was $2.1 million ($1.2 million, net of tax) compared to $977,000 ($566,000, net of tax) at December 31, 2000.  For the nine months ended September 30, 2001, amounts totaling $333,000 were reclassified into earnings.  The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to reclassify into earnings within the next 12 months is approximately $878,000.

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

The previously disclosed lawsuit regarding the spouse of director Anthony M. Tang was settled and dismissed on or about October 25, 2001.

Item 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.            DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.            OTHER INFORMATION

Not applicable.

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K

Exhibit:

None

Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay Bancorp, Inc.
(Registrant)

Date: November 14, 2001	By /s/ DUNSON K. CHENG
Dunson K. Cheng
Chairman and President

Date: November 14, 2001	By /s/ ANTHONY M. TANG
Anthony M. Tang
Chief Financial Officer