Form 10-K405
period 2001-12-31
CATHAY BANCORP INC
filed 2002-03-14
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-18630

Cathay Bancorp, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	95-4274680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California 90012

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (213) 625-4700

Securities registered pursuant to Section 12(b) of the Act:

None

Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value of the voting stock held by non-affiliates of Registrant as of February 26, 2002 was $477,272,693 (computed on the basis of $65.50 per share, which was the closing price of our Common Stock reported by the Nasdaq National Market on February 26, 2002).*

      The number of shares outstanding as of February 26, 2002: Common Stock, $.01 par value — 8,985,667 shares.

DOCUMENTS INCORPORATED BY REFERENCE

•	Portions of Registrant’s definitive proxy statement relating to Registrant’s 2002 Annual Meeting of Stockholders to be held April 15, 2002, as filed, are incorporated by reference into Part I and Part III.

*	Estimated solely for the purposes of this cover page. The market value of shares held by Registrant’s directors, officers, and Employee Stock Ownership Plan have been excluded.

CATHAY BANCORP

2001 ANNUAL REPORT ON FORM 10-K

      In this annual report on Form 10-K, “Bancorp“refers to Cathay Bancorp, Inc. and the “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements regarding management’s beliefs, projections, and assumptions concerning future results and events. These forward-looking statements may, but do not necessarily, also include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, adverse developments, or conditions related to or arising from:

•	our expansion into new market areas

•	fluctuations in interest rates

•	demographic changes

•	increases in competition

•	deterioration in asset or credit quality

•	changes in the availability of capital

•	adverse regulatory developments

•	changes in business strategy or development plans, including plans regarding the registered investment company

•	general economic or business conditions

•	other factors discussed in Part II — Item 7 — “Factors that May Affect Future Results.”

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

PART I

Items 1.     Business

Business of Bancorp

Overview

      Cathay Bancorp, Inc. is a business corporation organized under the laws of the State of Delaware on March 1, 1990. Our only office, and our principal place of business, is located at the main office of Cathay Bank at 777 North Broadway, Los Angeles, California 90012. Our telephone number is (213) 625-4700.

      We are the holding company of Cathay Bank, a California state-chartered commercial bank. Our sole current business activity is to hold all of the outstanding stock of Cathay Bank. In the future, we may become an operating company or acquire savings institutions, banks or companies engaged in bank-related activities and may engage in or acquire such other businesses, or activities as may be permitted by applicable law.

Competition

      Our primary business is the business of the Bank. Therefore, the competitive conditions to be faced by us are expected to continue to include those faced by the Bank. See “Business of the Bank — Competition.” In addition, many banks and financial institutions have formed holding companies. It is likely that these holding companies will attempt to acquire other banks, thrift institutions, or companies engaged in bank-related activities. Thus, we may face increased competition in undertaking acquisitions of such institutions and in operating after any such acquisition.

Employees

      Due to the limited nature of our activities, Bancorp currently does not employ any persons other than our management, which includes the President, the Chief Financial Officer, and the General Counsel. In the future, if we acquire other financial institutions or pursue other lines of business, we may hire additional employees. See “Business of the Bank — Employees” below.

Business of the Bank

General

      The Bank was incorporated under the laws of the State of California on August 22, 1961 and was licensed by the Department of Financial Institutions (previously known as the California State Banking Department) and commenced operations as a California state-chartered bank on April 19, 1962. Cathay Bank is an insured bank under the Federal Deposit Insurance Act but, like most state-chartered banks of similar size in California, it is not a member of the Federal Reserve System.

      The Bank’s main office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012.

      In addition, the Bank has the following branch offices:

•	Southern California — 11 branches located in the cities of:

•	Monterey Park

•	Alhambra (2 locations)

•	City of Industry (2 locations)

•	Westminster

•	San Gabriel

•	Torrance

•	Cerritos

•	Irvine

•	Diamond Bar

•	Northern California — Seven branches located in the cities of:

•	San Jose

•	Oakland

•	Cupertino

•	Milpitas

•	Millbrae

•	Richmond

•	Union City

•	New York — Two branches located in the cities of:

•	Flushing

•	New York

•	Texas — One branch located in the city of Houston

•	Hong Kong — One representative office.

      Our primary market area is defined by the Community Reinvestment Act delineation, which includes the contiguous areas surrounding each of the Bank’s branch offices. It is the Bank’s policy to reach out and actively offer services to low and moderate income groups in the delineated branch service areas. Many of the Bank’s employees speak both English and one or more Chinese dialects or Vietnamese, and are thus able to serve the Bank’s Chinese, Vietnamese, and English speaking customers.

      The Bank conducts substantially the same business operations as a typical commercial bank. It accepts checking, savings, and time deposits, and makes commercial, real estate, personal, home improvement, automobile, and other installment and term loans. From time to time, the Bank invests available funds in other interest-earning assets, such as U.S. Treasury securities, U.S. government agencies securities, state and municipal securities, mortgage-backed securities, asset-backed securities, corporate bonds and venture capital investments.

      The Bank’s services also include:

•	letters of credit

•	wire transfers

•	spot and forward contracts

•	traveler’s checks

•	safe deposit

•	night deposit

•	social security payment deposit

•	collection

•	bank-by-mail

•	drive-up and walk-up windows

•	automatic teller machines (“ATM”)

•	Internet banking services

•	other customary bank services.

      To accommodate those customers who cannot conduct banking business during normal banking hours, the Bank has extended its banking hours to include Saturday hours for most branches and Sunday hours at its New York branches. In addition, the operations of the drive-up and walk-up facilities are extended past normal banking hours.

      Since its inception, the Bank’s policy has been to attract business from, and to focus its primary services for the benefit of, individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located. The three general areas to which the Bank has directed its lendable assets are:

•	residential mortgage loans, commercial mortgage loans, construction loans, mortgage warehousing loans

•	commercial loans, trade financing loans

•	home equity lines of credit, installment loans to individuals for automobile, household, and other consumer expenditures.

      Beginning in 1999, the Bank launched a program under the name of Cathay Global Investment Services, which allows its customers to purchase mutual funds, annuities, equities, bonds, and short-term money market instruments through Prime Vest Financial Services. In 2001, UVest Financial Services Group, Inc. replaced Prime Vest Financial Services. In February 2001, Cathay Bank, in conjunction with Trade.com, became one of the first Chinese-American banks to offer Internet stock trading services. However, Trade.com ceased operations in July 2001, and online trading is now made available through UVest Financial Services Group, Inc.

Securities

      The Bank’s securities portfolio is managed by the Vice President and Investment Officer in accordance with a comprehensive written Investment Policy which addresses strategies, types, and levels of allowable investments, and which is reviewed and approved by the Board of Directors of the Company.

      Information concerning the carrying value and the maturity distribution and yield analysis of the Company’s securities available-for-sale and securities held-to-maturity portfolios is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 4 to the Consolidated Financial Statements.” A summary of the amortized cost and estimated fair value of the Bank’s securities by contractual maturity is included in Part II — Item 7 — “Management Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 4 to the Consolidated Financial Statements.”

Loans

      Our Board of Directors and senior management establish the basic lending policy for the Bank. Each loan is generally considered in terms of, among other things, character, repayment ability, financial condition of the borrower, secondary repayment source, collateral, capital, leverage capacity of the borrower, market conditions for the borrower’s business or project, and prevailing economic trends and conditions. In the case of mortgage loans, our lending policy requires an independent appraisal on real estate property in accordance with applicable regulatory guidelines. Loan originations are obtained by a variety of sources, including existing customers, walk-in customers, referrals from brokers, and advertising. In its present marketing efforts, the Bank emphasizes its community ties, customized personal service, competitive rates, and an efficient underwriting and approval process, with loan applications taken at all of the Bank’s branch offices. The Bank’s centralized documentation department supervises the obtaining of credit reports, appraisals, and other documentation involved with a loan.

      Distribution and maturity of loans. Information concerning loan type and mix, distribution of loans and maturity of loans is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 5 to the Consolidated Financial Statements.”

      Non-performing Loans and Allowance for Loan Losses. Information concerning non-performing loans, allowance for loan losses, loans charged-off, loan recoveries, and other real estate owned is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 5 to the Consolidated Financial Statements.”

Asset Quality

      The Company monitors its asset quality with lending and credit policies, which require the regular review of its loan portfolio. During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of the loan agreements. Such loans are placed under closer supervision with consideration given to placing the loan on non-accrual status, the need for an additional allowance for loan losses, and (if appropriate) partial or full charge-off.

      The Company’s policy is to place loans on a non-accrual status if interest and principal or either interest or principal is past due 90 days or more, or in cases where management deems the full collection of principal and interest unlikely. After a loan is placed on non-accrual status, any interest collected or accrued in the previous three months, is generally reversed against current income. Thereafter, any payment is generally first applied towards the principal balance. Depending on the circumstances, management may elect to continue the accrual of interest on certain past due loans if partial payment is received and/or the loan is well collateralized and in the process of collection. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. Information concerning non-accrual, past due, and restructured loans is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 5 to the Consolidated Financial Statements.”

Deposits

      The Bank attempts to price its deposits in order to promote deposit growth and offers a wide array of deposit products in order to satisfy its customers’ needs. The Bank’s current deposit products include passbook accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, college certificates of deposit, and public funds deposits.

      The Bank’s deposits are generally obtained from residents within the Company’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Information concerning types of deposit accounts, average deposits and rates, and maturity of time deposits of $100,000 or more is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Borrowings

      Borrowings include securities sold under agreements to repurchase, the purchase of federal funds, and funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco. Information concerning the types, amounts, and maturity of our borrowings is included in “Note 9 to the Consolidated Financial Statements.”

Return on Equity and Assets

      Information concerning the return on average assets, return on average stockholders’ equity, average equity to assets ratio and dividend payout ratio is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rates and Differentials

      Information concerning interest-earning asset mix, average interest-earning assets, average interest-bearing liabilities and the yields on interest-earning assets and interest-bearing liabilities is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Analysis of Changes in Net Interest Income

      An analysis of changes in net interest income due to changes in rate and volume is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Commitments and Lines of Credit

      Information concerning the Bank’s outstanding loan commitments and letters of credit is included in “Note 12 to the Consolidated Financial Statements.”

Subsidiaries of Cathay Bank

      Cathay Investment Company. Cathay Investment Company is a wholly owned subsidiary of Cathay Bank that was formed in 1984 to invest in real property. In 1987, Cathay Investment Company opened an office in Taipei, Taiwan to promote Taiwanese real estate investments in Southern California. The office in Taipei is located at Sixth Floor, Suite 3, 146 Sung Chiang Road, Taipei, Taiwan.

      Cathay Securities Fund, Inc. Cathay Securities Fund, Inc. is a registered investment company and a wholly owned subsidiary of the Bank. It was formed in 2000 to engage in the business of investing in, owning, and holding loans and securities. Its office is located at 777 North Broadway, Los Angeles, California 90012. The long-term plan for the registered investment company is currently under review.

Expansion

      Management of the Bank continues to look for opportunities to expand the Bank’s branch network by seeking new branch locations and/or by acquiring other financial institutions to diversify its customer base in order to compete for new deposits and loans, and to be able to serve its customers more effectively. On October 5, 2001, we opened a new branch in Union City, Northern California. We have obtained regulatory approval to open a new branch in Brooklyn, New York, and we have applied for regulatory approval to open a new branch in Sacramento, California. We anticipate both branches will be opened in the early part of the second quarter 2002. In addition, with China’s accession into the World Trade Organization and its increasing importance in the world economy, we applied and received approval to open a representative office in Shanghai, China. We expect this office to be opened in the second quarter 2002.

Competition

      The banking business in California, and specifically in the market areas served by most of Cathay Bank’s branch offices, is highly competitive. The Bank competes for deposits and loans with other commercial banks, savings and thrift institutions, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies and other financial and non-financial institutions and entities. In addition, the Bank also competes with other entities (both governmental and private industry) that are seeking to raise capital through the issuance and sale of debt and equity securities. Many of these institutions and entities offer services that are not offered directly by the Bank and have substantially greater financial resources than does the Bank.

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

      To compete with other financial institutions in its primary service areas, the Bank relies principally upon the following:

•	local promotional activities

•	personal contacts by its officers, directors, employees, and stockholders

•	extended hours on weekdays, Saturday banking, and in certain locations Sunday banking

•	Internet banking

•	an Internet website, located at “www.cathaybank.com”

•	certain other specialized services.

      For customers whose loan demands exceed the Bank’s lending limit, the Bank has arranged in the past, and intends in the future, to arrange for such loans on a participation basis with correspondent banks. The Bank also assists customers requiring other services not offered by the Bank to obtain such services from its correspondent banks.

      In Southern California, at least three other Chinese-American banks of comparable size compete for loans and deposits with us and two super-regional banks also compete for deposits. In Northern California, one of these Chinese-American banks competes for loans and deposits and the same two super-regional banks compete for deposits as well.

      In addition, there are many other Chinese-American banks in both Southern and Northern California. Banks from the Pacific Rim countries, such as Taiwan, Hong Kong, and China also continue to open branches in the Los Angeles area, thus increasing competition in the Bank’s primary markets.

Employees

      As of December 31, 2001, Bancorp and Bank (including subsidiaries) employed approximately 555 persons, including 126 officers. None of the employees are represented by a union. Management believes that its relations with employees are excellent.

Principal Officers

      The table below sets forth the names, ages, and positions of all executive officers of the Company. See Part III, Item 10 — “Directors and Executive Officers of the Registrant,” below for further information regarding the executive officers of Bancorp and Cathay Bank.

		Present Position and Principal Occupation
Name	Age	During the Past Five Years

Dunson K. Cheng	57	Chairman of the Board of Directors of each of Bancorp, Cathay Bank and Cathay Investment Company since 1994. President of Bancorp since 1990. President of Cathay Bank since 1985 and director of Cathay Bank since 1982. Secretary of Cathay Investment Company from 1985 until 1994; President of Cathay Investment Company since 1999; Chief Executive Officer of Cathay Investment Company since 1995 and director of Cathay Investment Company since 1984. Chairman of the Board of Directors and President of Cathay Securities Fund, Inc. since July 2000.
Anthony M. Tang	48	Executive Vice President of Bancorp since 1994; Assistant Secretary of Bancorp from 1991 to April, 2001; Chief Financial Officer and Treasurer of Bancorp since 1990; and Senior Vice President of Bancorp from 1990 until 1994. Chief Lending Officer of Cathay Bank since 1985; director of Cathay Bank since 1986; Assistant Secretary of Cathay Bank from 1994 to April, 2001; Senior Executive Vice President of Cathay Bank since December 1998; Senior Vice President of Cathay Bank from 1990 until 1994; and Executive Vice President of Cathay Bank from 1994 to December 1998. Vice President and director of Cathay Securities Fund, Inc. since July 2000.
Irwin Wong	53	Executive Vice President-Branch Administration for Cathay Bank since 1999; Senior Vice President-Branch Administration of Cathay Bank from 1989 until 1999; and Vice President-Branch Administration for Cathay Bank from 1988 until 1989. Vice President and director of Cathay Securities Fund, Inc. since July 2000.
Elena Chan	51	Senior Vice President and Chief Financial Officer of Cathay Bank since 1992; Internal Auditor of Cathay Bank from 1985 to 1992. Secretary and director of Cathay Securities Fund, Inc. since July 2000.

		Present Position and Principal Occupation
Name	Age	During the Past Five Years

James P. Lin	58	Senior Vice President and Manager — Corporate Commercial Loan and International Banking Department of Cathay Bank since November, 2001; Senior Vice President and Manager — International Banking Department of Cathay Bank from December, 1996 to November, 2001; First Vice President and Manager — International Banking Department of Cathay Bank from July 1990 to December, 1996.

Regulation

Regulation of Bancorp and the Bank

      As a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended and as revised by the Gramm-Leach-Bliley Act of 1999, Bancorp’s primary regulatory authority is the Board of Governors of the Federal Reserve System (or the Federal Reserve Board). The Bank Holding Company Act requires Bancorp to file annual reports of its operations with the Federal Reserve Board. Bancorp is also subject to examination by the Federal Reserve Board.

      Cathay Bank, as a California state-chartered commercial bank, is regulated by the Federal Deposit Insurance Corporation (or FDIC) and by the State of California Department of Financial Institutions. The Bank’s deposits are insured, up to the legal maximum, by the FDIC. Although not a member of the Federal Reserve System, the Bank is subject to Federal and State rules and regulations.

      Regulatory authorities review key operational areas of Bancorp and the Bank, including asset quality, capital adequacy, liquidity, management and administrative ability, compliance with consumer protection laws and security of confidential customer information. Applicable law and regulations also limit the business activities in which Bancorp, the Bank, and its subsidiaries may be engaged. See also, “Other Banking Regulations — Interstate Banking” and “Federal Limits on the Activities and Investments of State-Chartered Banks” below.

      Bancorp also files periodic reports, proxy statements, and other information with the Securities and Exchange Commission.

      The following summary describes some of the more significant laws, regulations, and policies that affect our operations. It is not a complete listing of all laws that apply to Bancorp and the Bank. To the extent that the information in this Section, “Regulation of Bancorp, and the Bank,” describes statutory or regulatory provisions, it is qualified in its entirety by reference to such provisions.

Regulatory Environment

      The banking and financial services industry is heavily regulated. Regulations, statutes and policies affecting the industry are frequently under review by Congress, state legislatures and the federal and state agencies charged with supervisory and examination authority over banking institutions. This regulatory framework is intended primarily to protect the Bank’s depositors, the federal deposit insurance fund, and the safety and soundness of the regulated financial institutions. Generally, the regulatory framework is not intended to protect our stockholders.

      We expect that changes in the banking and financial services industry will continue to occur in the future. Some of the changes may create opportunities for us to compete in financial markets with less regulation. However, these changes also may create new competitors in geographic and product markets which have historically been limited by law to banking institutions, such as Cathay Bank. We cannot predict how changes in regulations, statutes, or policies will impact us. These changes may have a material adverse effect on our business and earnings.

Fiscal and Monetary Policies

      The operations of bank holding companies and their subsidiaries are affected by the fiscal and monetary policies of the Federal Reserve Bank. An important function of the Federal Reserve Bank is to regulate the national supply of bank credit.

      The Federal Reserve Bank uses the following instruments of monetary policy, among others, as a means to implement its objectives:

•	open market purchases and sales of U.S. government securities

•	changes in the discount rate on bank borrowings

•	changes in reserve requirements on bank deposits and borrowings by banks and their affiliates.

      The Federal Reserve Bank uses these instruments of monetary policy in varying combinations to seek to influence the overall level of bank loans, investments and deposits; the interest rates charged on loans and paid for deposits; the price of the dollar in foreign exchange markets; and the level of inflation. The Federal Reserve Bank’s fiscal and monetary policies will continue to have a significant effect on Bancorp and the Bank.

Bank Holding Company Regulation

      As a bank holding company, Bancorp is subject to regulation, supervision, and examination by the Federal Reserve Board. It is required to file reports with the Federal Reserve Board and furnish such other information as may be required by the Federal Reserve Board under the Bank Holding Company Act.

      The Federal Reserve Board has a policy that bank holding companies must serve as a source of financial and managerial strength to their subsidiary banks and may not conduct their operations in an unsafe or unsound manner. It is the Federal Reserve Bank’s position that bank holding companies should stand ready to use their available resources to provide adequate capital to their subsidiary banks during periods of financial stress or adversity. Bank holding companies should also maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting their subsidiary banks. If a bank holding company fails in these requirements, the Federal Reserve Board will generally consider such failure to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both.

      The Federal Reserve Board also has the authority to regulate bank holding company debt, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve Board may require Bancorp to file written notice and obtain its approval prior to purchasing or redeeming Bancorp’s equity securities.

      Bancorp must also obtain the prior approval of the Federal Reserve Board if it acquires more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of a bank or bank holding company. The Federal Reserve Board must also give prior approval to any merger or consolidation with another bank holding company.

      In addition, under the Bank Holding Company Act, Bancorp cannot acquire direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company. It cannot engage directly or indirectly in activities other than banking, managing or controlling banks or furnishing services to its subsidiaries. However, there are some statutory exceptions. Subject to prior approval of the Federal Reserve Board, Bancorp can acquire shares of companies engaged in activities that the Federal Reserve Board deems to be closely related to banking or managing or controlling banks. In addition, as discussed below under “Financial Services Modernization Legislation,” if Bancorp becomes a “Financial Holding Company,” certain restrictions on acquiring ownership or control of certain non-banking companies will no longer apply.

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

      The Modernization Act repealed:

•	Section 20 of the Glass-Steagall Act, which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and

•	Section 33 of the Glass-Steagall Act, which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.

      In addition, the Modernization Act expressly preempted any state law restricting the establishment of financial affiliations, primarily related to insurance. The law established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. The Modernization Act revised and expanded the Bank Holding Company Act framework and permitted a bank holding company to engage in additional types of financial activities provided that it became a “Financial Holding Company” under the Modernization Act.

      Such financial activities include banking, insurance, and securities activities; merchant banking; and additional activities incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

      To affiliate with other financial service providers, we would have to become a “Financial Holding Company.” We would have to file a declaration with the Federal Reserve Board, electing to engage in activities permissible for Financial Holding Companies and certify that we are eligible to do so because the Bank is “well-capitalized” and “well-managed.” The Federal Reserve Board must also determine that the Bank, as the insured depository institution subsidiary, has at least a “satisfactory” rating under the Community Reinvestment Act. We have not sought to become a Financial Holding Company. We will continue to monitor our strategic business plan, market conditions, and other factors to determine whether we will elect to become a Financial Holding Company and take advantage of the expanded powers provided in the Modernization Act.

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

      The Modernization Act also added a new section to the Federal Deposit Insurance Act. The new section allows subsidiaries of state banks to engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. It expressly preserved a state bank’s right to retain all existing subsidiaries. California permits state chartered commercial banks to engage in any activity permissible for national banks. Under the Modernization Act, a national bank subsidiary may engage in any financial activity which may be conducted through a Financial Holding Company subsidiary, except for insurance underwriting, insurance investments, real estate investment or development or merchant banking. Therefore, Cathay Bank can form subsidiaries to engage in the activities authorized by the Modernization Act to the same extent as a national bank. To form a financial subsidiary, the Bank must be “well-capitalized” and meet other regulatory requirements. See “Other Banking Regulations — Federal Limits on the Activities and Investments of State-Chartered Banks” below.

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

      Under the new rules, financial institutions must provide among other things:

•	initial notices to customers about their privacy policies (including a description of the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates)

•	annual notices of such privacy policies to current customers

•	subject to certain exceptions, a reasonable method for customers to “opt out” of disclosure to nonaffiliated third parties.

      The rules became effective November 13, 2000, with compliance being optional until July 1, 2001. These federal privacy protections do not prohibit state governments from imposing more protective rules, and a variety of such bills are currently pending in the California state legislature.

      Consumer Protection Rules — Sale of Insurance Products. On December 4, 2000, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions as required by the Modernization Act. The effective date was originally April 1, 2001, but on March 19, 2001, the federal agencies postponed the effective date until October 1, 2001. The rules apply to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a customer at an office of the institution or on behalf of the institution.

      The rule requires oral and written disclosure, before the completion of the sale of an insurance product or annuity, that such product:

•	is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate

•	is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliates

•	has certain risks of investment, including possible loss of value.

      Finally, the depository institution may not condition an extension of credit on the consumer’s purchase of an insurance product or annuity from the depository institution or from any of its affiliates; on the consumer’s agreement not to obtain an insurance product or annuity from an unaffiliated entity; or by prohibiting a consumer from obtaining an insurance product or annuity from an unaffiliated entity. The disclosure must be understandable and the customer must acknowledge receipt of such disclosure.

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

      Safeguarding Confidential Customer Information. In February 2001, the federal bank and thrift regulatory agencies published guidelines requiring financial institutions to establish an information security program to:

•	identify and assess the risks that may threaten customer information

•	develop a written plan containing policies and procedures to manage and control these risks

•	implement and test the plan

•	adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats to information security.

      Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations.

      The guidelines outline specific security measures that institutions should consider in implementing a security program. A financial institution must adopt those security measures determined to be appropriate. The guidelines require the Board of Directors to oversee an institution’s efforts to develop, implement and maintain an effective information security program and approve written information security policies and programs. The guidelines became effective July 1, 2001.

      The precise impact of the Modernization Act on Bancorp and the Bank will not be fully known until the last of the Modernization Act’s phased effective dates occurs on November 12, 2004, and until regulatory agencies promulgate all the administrative regulations implementing many portions of the Act. It can be expected that state regulatory authorities and/or legislatures may act in response to the Modernization Act.

     USA Patriot Act

      On October 26, 2001, in response to the tragic events of September 11, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”). The Patriot Act is directed at the prevention, detection, and prosecution of international money laundering and financing of terrorism and, among other things, requires or will require financial institutions to do the following (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures, and controls with respect to private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. Regulations interpreting the Patriot Act have not been finalized and the Company is not yet able to determine the impact of the Patriot Act on its financial condition or results of operations.

Other Banking Regulations

      Cathay Bank, as a California state-chartered commercial bank, the Bank is subject to primary supervision, periodic examination, and regulation by the FDIC and by the State of California Department of Financial Institutions. The Bank’s deposits are insured by the FDIC up to the legal maximum and the Bank is subject to FDIC rules applicable to insured banks. Although not a member of the Federal Reserve System, the Bank is subject to Federal and State rules and regulations.

      Capital Requirements. The Federal Reserve Board and the FDIC have established risk-based minimum capital guidelines that seek to ensure that banking organizations are appropriately capitalized. The guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for transactions reported on the balance sheet as assets, and transactions which are recorded as off-balance sheet items, such as letters of credit or recourse arrangements. Under these guidelines, the nominal dollar amounts of assets and the credit equivalent amounts of off-balance sheet items are multiplied by one of several risk-adjusted percentages. The risk-adjusted percentages range from 0% for assets with low credit risk, such as U.S. Treasury Securities, to 100% for assets with high credit risk, such as commercial loans.

      The federal regulators require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% (10% to be well capitalized) and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4% (6% to be well capitalized). In addition, the federal regulators require a minimum Tier 1 leverage ratio of 4% (5% to be well capitalized). The Company was well capitalized as of December 31, 2001 with a total risk-based capital ratio of 12.30%, a Tier 1 risk-based capital ratio of 11.15% and Tier 1 leverage ratio of 9.48%.

      The tables presenting our risk-based capital and leverage ratios as of December 31, 2001 are included in Note 11 to the Consolidated Financial Statements of Cathay Bancorp, which are included in this Annual Report on Form 10-K.

      Prompt Corrective Action. In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (or FDICIA) was enacted into law. FDICIA provided for the recapitalization of the Bank Insurance Fund and improved examinations of insured depository institutions. It required each federal banking regulatory agency to revise its risk-based capital standards and to specify levels at which regulated institutions are considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” It prescribes standards for safety and soundness of all insured depository institutions. FDICIA requires each federal banking agency and the FDIC to take “prompt corrective action” against those institutions that fail to satisfy their minimum capital requirements. As of December 31, 2001, the Bank was well capitalized for these regulatory purposes.

      An institution that, based on its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category, if the appropriate federal banking agency determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. The affected institution must receive proper notice and have an opportunity for a hearing. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank’s activities, operational practices, and ability to pay dividends.

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

      Premiums for Deposit Insurance. The Bank’s deposit accounts are insured by the Bank Insurance Fund, as administered by the FDIC, up to the maximum permitted by law. The amount of FDIC assessments paid by each Bank Insurance Fund member institution is based on its capitalization risk level and its supervisory subgroup category. The supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

      The Bank Insurance Fund assessment rate as of December 31, 2001, ranged from zero to 27 basis points per $100 of insured deposits. At December 31, 2001, the Bank’s assessment rate was zero. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the Bank Insurance Fund assessment rate could have a material adverse effect on our earnings.

      The FDIC is authorized to terminate a depository institution’s deposit insurance if it finds among other things that:

•	the institution’s condition is unsafe or unsound

•	the institution has engaged in unsafe or unsound practices

•	the institution has violated any applicable law, rule, regulation, order or condition imposed in writing by the relevant regulating agency or any written agreement with a regulating agency.

      Under the Economic Growth and Regulatory Paperwork Reduction Act of 1996, on January 1, 1997, banks began paying an annual assessment towards the retirement of U.S. government issued Financing Corporation bonds. The bonds were issued in the 1980s to capitalize the Federal Savings and Loan Insurance Corporation to assist in the recovery of the savings and loan industry. FDIC insured institutions paid approximately 1.90 cents per $100 of Bank Insurance Fund-assessable deposits in 2001.

      Dividends. As a California corporation and a state-chartered bank, the Bank may not pay dividends to Bancorp in excess of certain statutory and regulatory limits. As of December 31, 2001, the maximum dividend that the Bank could have declared, subject to regulatory approval, was $87,228,000.

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

      Community Reinvestment Act and Fair Lending. The Bank is subject to certain fair lending requirements and reporting obligations involving its home mortgage lending operations and Community Reinvestment Act activities. Under the Community Reinvestment Act, a bank is obligated to help meet the credit needs of its entire community, including low and moderate income neighborhoods, consistent with safe and sound operation. The Community Reinvestment Act does not establish specific lending requirements or programs, nor does it limit a bank’s discretion to develop the types of products and services that it believes are best suited to its community. However, the Community Reinvestment Act does require that federal regulators, when examining an institution, assess the institution’s record of meeting the credit needs of its community and take such record into account in evaluating certain applications, including an application to become a Financial Holding Company under the Modernization Act.

      Federal regulators are required to provide a written examination of an institution’s Community Reinvestment Act performance. The regulators rate an institution’s performance using a four tiered rating system. The ratings are: outstanding record of meeting community credit needs; satisfactory record of meeting community credit needs; needs to improve record of meeting community credit needs; and substantial noncompliance of meeting community credit needs. The ratings are available to the public. Based upon an examination by the FDIC in January 2001, the Bank’s Community Reinvestment Act rating was “satisfactory” in meeting community credit needs.

      The Bank is also subject to other fair lending requirements and reporting obligations related to its home mortgage lending operations. The Equal Credit Opportunity Act and Fair Housing Act prohibit discrimination on the basis of race, color, religion, national origin, sex or marital status, or age (provided the applicant has the capacity to contract). A bank can become subject to substantial penalties and corrective measures for violations of fair lending laws.

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

      Prior to 1999, subject to a number of grandfathering provisions and a few exceptions, there were three rules, which limited the activities and investments of state-chartered banks.

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

      The Modernization Act added a new section to the Federal Deposit Insurance Act to provide that an insured state bank may control or hold an interest in a subsidiary engaged as principal in activities that would be permissible for a national bank to conduct through a financial subsidiary, subject to certain conditions. Under the Modernization Act, in January 2001, the FDIC adopted final rules to streamline the certification process. State nonmember banks may self certify that they meet the requirements necessary to qualify for conducting non-agency activities. The insured state bank must certify that: it is “well managed;” it is “well capitalized;” it will deduct the aggregate amount of its outstanding equity investment in all financial subsidiaries that engage in activities as principal from the bank’s total assets and tangible equity; and it will deduct such equity investment in such financial subsidiaries from its total risk-based capital. In addition, the bank must have received a Community Reinvestment Act rating of “satisfactory” in meeting community credit needs in its most recent examination.

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

      Interstate Banking. The Federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 were signed into law on September 29, 1994. The Riegle-Neal Act significantly relaxed or eliminated many restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act permitted a bank holding company to acquire banks in states other than its “home state,” even if applicable state law would not permit that acquisition. Such acquisitions continue to require Federal Reserve Board approval and remain subject to certain state laws.

      Effective June 1, 1997, the Riegle-Neal Act permitted interstate mergers of banks, thereby allowing a single merged bank to operate branches in multiple states. The Riegle-Neal Act allowed each state to adopt legislation to “opt-out” of these interstate merger provisions. Conversely, the Riegle-Neal Act permitted states to “opt in” to the merger provisions of the Act prior to their stated effective date, to permit interstate mergers in that state prior to June 1, 1997. The enactment of the California Interstate Banking and Branching Act of 1995 provided for interstate banking and branching in California. This early opt-in legislation became effective on October 2, 1995. It required out-of-state institutions, which did not own a California bank to acquire an existing whole five-year old bank before establishing a California branch. De novo interstate branching was not permitted. This act revised much of the original California interstate banking law first enacted in 1986 that permitted interstate banking with other states on a reciprocal basis.

      Banks and bank holding companies contemplating acquisitions must comply with the following Acts, as applicable:

•	the competitive standards of the Bank Holding Company Act

•	the Change in Bank Control Act

•	the Bank Merger Act.

      The crucial test under each Act is whether the proposed acquisition will “result in a monopoly” or will “substantially” lessen competition in the relevant geographic market. Both the Bank Holding Company Act and the Bank Merger Act preclude granting regulatory approval for any transaction that will “result in” a monopoly or is in furtherance of a plan to create a monopoly. However, where a proposed transaction is likely to cause a substantial reduction in competition, or tends to create a monopoly or otherwise restrain trade, these Acts permit the granting of regulatory approval under certain circumstances. The applicable regulator may approve the transaction if it concludes that the perceived anti-competitive effects are clearly outweighed by the probable beneficial effects of the transaction in meeting the convenience and needs of the community to be served.

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

      In January 1993, the Bank became a member and stockholder of the Federal Home Loan Bank in San Francisco. As a member and stockholder, the Bank has access to a source of low-cost liquidity. The level of stock ownership is currently governed by the Federal Home Loan Bank Act, and the amount of borrowing is defined by the amount of stock purchased. Stock is purchased and redeemed at par. The Bank’s investment in Federal Home Loan Bank stock totaled 56,417 shares or $5,641,700 as of December 31, 2001.

      All credit extended by the district bank requires full collateralization. Eligible collateral includes the following:

•	residential first mortgage loans on single and multi-family projects

•	U.S. government and agency securities

•	deposits in district banks

•	certain other real estate related assets permitted by law.

Item 2.     Properties

      Cathay Bancorp. Cathay Bancorp currently neither owns nor leases any real or personal property. We use the premises, equipment, and furniture of the Bank without the payment of any rental fees to the Bank.

      Cathay Bank. The Bank’s main corporate office and headquarters branch is located in the Chinatown district of Los Angeles. The offices are in a spacious three-story structure containing 26,527 square feet and constructed of glass and concrete. The Bank owns both the building and the land upon which the building is situated.

•	The main floor currently accommodates:

•	a platform area for consumer loans and certain commercial and commercial mortgage loans

•	a platform area for Cathay Global Investments Services

•	a new accounts area

•	24 teller stations (including 16 regular tellers, seven commercial tellers, and one ATM)

•	four pneumatic drive-up teller stations

•	one walk-up teller station

•	an operations area

•	a vault area

•	The second floor contains executive offices and the Bank’s Board Room

•	The third floor houses the Bank’s corporate lending department

      Parking for approximately 126 automobiles is provided on three lots adjacent to the Bank’s building, two of which are owned by the Bank. The third lot is leased under a 55-year term with a 30-year option commencing in January 1987 at a current monthly rent of approximately $14,700.

      Furthermore, the Bank owns properties in the following cities where certain of its branch offices are located:

•	Monterey Park

•	Alhambra

•	Westminster

•	San Gabriel

•	Torrance

•	Cerritos

•	City of Industry

•	Cupertino

•	Flushing, New York

      In addition to the bank-owned properties, the parking lot lease and the lease for the Cathay Investment Company’s Taipei office described below, the Bank leases certain other premises. The following table lists the location, square footage, purpose, lease term, and monthly payment of each lease.

Location	Sq. ft.	Purpose	Lease term

767 N. Hill Street	8,912	Administrative offices	2/01-1/04
Los Angeles, CA (Rm 305-306, 308-309, 313-315, 320)*
767 N. Hill Street	1,800	Administrative offices	2/01-1/04
Los Angeles, CA (Rm 301-302)
16025 E. Gale Ave.	4,483	Hacienda Heights	7/99-6/04 with one
Ste. B-1		branch office	more 5-year option
City of Industry, CA
2010 Tully Road	4,800	San Jose branch office	3/96-4/06 with two
San Jose, CA			5-year options**
710 Webster Street	5,000	Oakland branch office	9/01-9/06 with one
Oakland, CA			5-year option
1759 N. Milpitas Blvd.	3,121	Milpitas branch office	10/00-10/05 with
Milpitas, CA			two 5-year options
15323 Culver Drive	4,450	Irvine branch office	10/94-4/09 with two
Irvine, CA			5-year options
1095 El Camino Real	3,441	Millbrae branch office	1/00-12/04 with one
Millbrae, CA			more 5-year option
800 N. Hill Street	8,707	Administrative offices	2/99-2/04
Los Angeles, CA
43 E. Valley Blvd.	1,976	Valley/ Stoneman	11/01-11/06 with
Alhambra, CA		branch office	three 5-year options
3288 Pierce Street	2,535	Berkeley/ Richmond	10/97-10/03 with
Suite D-101		branch office	two 5-year options
Richmond, CA
1195 S. Diamond Bar Blvd.	2,500	Diamond Bar branch	9/99-9/07
Diamond Bar, CA		office
1701 Decoto Road	2,100	Union City branch	04/01-04/06
Union City, CA		office
45 E. Broadway	6,450	New York Chinatown	1/97-12/06 with two
New York, NY		branch office	five year option
10375 Richmond Avenue	1,797	Houston branch office	5/99-4/02
Suite 1600, Houston, TX***
5402 Eight Avenue	2,700	Brooklyn branch office	09/01-08/11 with
Brooklyn, NY			five year option
Room 902-3, 9/ F	700	Hong Kong	1/00-1/03 with one
Printing House		representative office	2-year option
6 Duddell Street, Central Hong Kong

*	The lease is between the Bank and T.C. Realty, Inc., a California corporation owned by the spouse of Mr. Patrick Lee. Mr. Lee is a director of Bancorp and the Bank. Management believes that the lease is on terms at least as favorable to the Bank as would have existed in a transaction with an unrelated third party.

**	Cathay Bank has a one-time right to cancel the lease after the fifth year upon the payment of $55,500 in consideration.

***	The Houston branch office lease is being renegotiated for a term ranging between one to three years.

      The Bank currently operates 22 domestic branch offices, one branch office of Cathay Investment Company in Taiwan, and one representative office in Hong Kong. Each branch office has loan approval rights subject to the branch manager’s authorized lending limits. Activities of Cathay Investment Company’s Taiwan office and Hong Kong representative office are limited to coordinating the transportation of documents to the Bank’s main office and performing liaison services.

      As of December 31, 2001, the Bank’s investment in premises and equipment totaled $29,403,000. See also Note 8 to the Consolidated Financial Statements of Cathay Bancorp, which is included in this Annual Report on Form 10-K.

      Cathay Investment Company. The office in Taipei is located at Sixth Floor, Suite 3, 146 Sung Chiang Road, Taipei, Taiwan, and consists of 1,812 square feet. The lease was renewed for three years from October 5, 1999 to October 4, 2002. The lease contains an option to renew the lease for an additional period ranging from one to three years, after October 4, 2002. As of December 31, 2001, Cathay Investment Company did not own any properties.

      Cathay Securities Fund, Inc. Its office is located at 777 North Broadway, Los Angeles, California 90012. The long-term plan for the registered investment company is currently under review.

Item 3.     Legal Proceedings

      Management is not currently aware of any litigation that is expected to have material adverse impact on our consolidated financial condition or the results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5.     Market for Cathay Bancorp’s Common Equity and Related Stockholder Matters

      (a) Market Information

      Cathay Bancorp trades on the Nasdaq National Market under the symbol “CATY.” The closing price of the Company’s common stock on February 26, 2002 was $65.50 per share, as reported by the Nasdaq National Market. The Company does not represent that the outstanding shares may be either bought or sold at a certain price.

      The high and low common stock prices by quarter were as follows:

	Years Ended December 31,

	2001		2000

	High	Low	High	Low

First quarter	$64.50	$45.13	$80.00	$38.50
Second quarter	59.72	43.63	49.00	40.75
Third quarter	58.00	45.65	50.00	43.00
Fourth quarter	66.94	52.80	59.38	47.00

      (b) Holders

      As of February 26, 2002, there were approximately 1,700 holders of record of our Common Stock.

      (c) Dividends

      The cash dividends declared by quarter were as follows:

	Year Ended
	December 31,

	2001	2000

First quarter	$0.25	$0.25
Second quarter	0.25	0.21
Third quarter	0.25	0.21
Fourth quarter	0.25	0.21

Item 6.     Selected Financial Data

      The following table presents selected historical consolidated financial data for Cathay Bancorp, and is derived in part from the audited Consolidated Financial Statements of the Company. The selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements of Cathay Bancorp and the Notes thereto, which are included in this Annual report on Form 10-K.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands, except share and per share data)
Selected Consolidated Financial Data
Income Statement(1)
Interest income	$159,352	$164,553	$133,046	$123,309	$111,978
Interest expense	66,153	74,156	57,408	57,225	50,874

Net interest income before provision for loan losses	93,199	90,397	75,638	66,084	61,104
Provision for loan losses	6,373	4,200	4,200	3,600	3,600

Securities gains (losses)	2,157	1,085	(3)	43	41
Other non-interest income	12,622	11,671	8,858	8,093	6,734
Non-interest expense	40,165	38,504	30,282	30,065	30,928

Income before income tax expense	61,440	60,449	50,011	40,555	33,351
Income tax expense	18,820	21,862	19,720	15,976	13,243

Net income	$42,620	$38,587	$30,291	$24,579	$20,108

Net income per common share
Basic	$4.71	$4.26	$3.36	$2.74	$2.26
Diluted	$4.69	$4.25	$3.36	$2.74	$2.26
Cash dividends paid per common share	$1.00	$0.88	$0.81	$0.70	$0.63
Weighted-average common shares
Basic	9,053,895	9,056,751	9,013,428	8,967,188	8,915,936
Diluted	9,082,630	9,073,885	9,017,760	8,968,230	8,915,936
Statement of Condition
Securities available-for-sale	$248,958	$177,796	$160,991	$239,928	$216,158
Securities held-to-maturity	374,356	387,200	426,332	418,156	350,336
Net loans(2)	1,640,032	1,437,307	1,245,585	961,876	846,151
Total assets	2,453,114	2,206,834	1,995,924	1,780,898	1,622,462
Deposits	2,122,348	1,876,447	1,721,736	1,560,402	1,449,121
Securities sold under agreements to repurchase	22,114	68,173	46,990	16,436	23,419
Advances from Federal Home Loan Bank	30,000	10,000	30,000	30,000	—
Stockholders’ equity	246,011	214,787	179,109	156,652	135,877
Common Stock Data
Shares of common stock outstanding	8,978,869	9,074,365	9,033,583	8,988,760	8,941,743
Book value per share	$27.40	$23.67	$19.83	$17.43	$15.20
Profitability Ratios
Return on average assets	1.82%	1.81%	1.63%	1.44%	1.29%
Return on average stockholders’ equity	18.36	20.09	18.31	17.00	15.63
Dividend payout ratio	21.23	20.66	23.95	25.55	27.65
Average equity to average assets ratio	9.03	9.03	8.89	8.47	8.25
Efficiency ratio	37.20	37.33	35.84	40.51	45.20

(1)	Includes the operating results and the selected assets and assumed deposits and liabilities of Golden City Commercial Bank subsequent to the December 10, 1999, their acquisition date.

(2)	Net loans represents gross loans net of loan participations sold, allowance for loan losses and unamortized deferred loan fees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      The following discussion is intended to provide information to facilitate the understanding and assessment of the consolidated financial condition of Cathay Bancorp, Inc. (“Bancorp”) and its subsidiary Cathay Bank (the “Bank” and together the “Company,” “we,” “us,” or “our”) and their consolidated results of operations. It should be read in conjunction with the audited consolidated financial statements and footnotes appearing elsewhere in this report. Cathay Bank offers a wide range of financial services. Cathay Bank now operates twelve branches in Southern California, seven branches in Northern California, two branches in New York State, one branch in Houston, Texas, and two overseas offices (one in Taiwan and one in Hong Kong). The Bank is a commercial bank, servicing primarily the individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located. The Bank has obtained regulatory approval to open a new branch in Brooklyn, New York, and has applied for regulatory approval to open a new branch in Sacramento, California. We expect to open both branches for business in the early part of the second quarter 2002. In addition, with China’s accession into the World Trade Organization and its increasing importance in the world economy, we decided to open our third overseas office, in Shanghai, China. The People’s Bank of China has approved our application, and we expect this office to be open in the second quarter 2002.

      The following discussion and other sections of this report, include forward-looking statements regarding management’s beliefs, projections, and assumptions concerning future results and events. These forward-looking statements may, but do not necessarily, also include words such as “believes,” “expects”, “anticipates”, “intends”, “plans”, “estimates” or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, adverse developments, or conditions related to or arising from:

•	Our expansion into new market areas.

•	Fluctuations in interest rates.

•	Demographic changes.

•	Increases in competition.

•	Deterioration in asset or credit quality.

•	Changes in the availability of capital.

•	Adverse regulatory developments.

•	Changes in business strategy or development plans, including plans regarding the registered investment company.

•	General economic or business conditions.

•	Other factors discussed in the section entitled “Factors that May Affect Future Results” later in this report.

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

      The financial information presented herein includes the accounts of the Corporation, the Bank, and the Bank’s wholly owned subsidiaries. All material transactions between these entities are eliminated.

Results of Operations

      Consolidated net income for the year 2001 was $42.62 million or $4.69 per diluted share, a 10.45% increase in net income compared to net income of $38.59 million or $4.25 per diluted share for 2000, and an increase of 40.70% in net income, when compared to net income of $30.29 million or $3.36 per diluted share for 1999.

      The return on average assets and return on average stockholders’ equity are presented below for the three years indicated:

	2001	2000	1999

Return on average assets	1.82%	1.81%	1.63%
Return on average stockholders’ equity	18.36%	20.09%	18.31%

Year 2001

Interest Income

      Interest income decreased $5.20 million or 3.16% to $159.35 million in 2001, largely as a result of actions taken by the Federal Open Market Committee (“FOMC”), which lowered the target Federal funds rate by 475 basis points during the year. The $5.20 million decrease in interest income was due to a combination of the following:

•	Increase in volume: Average interest-earning assets increased $239.83 million, to $2.17 billion at December 31, 2001, an increase of 12.45% over interest-earning assets of $1.93 billion at December 31, 2000. The increase in volume was primarily attributable to the increase in average net loans of $206.37 million, which contributed an additional $18.12 million to interest income.

•	Decrease in rate: The non-taxable-equivalent yield on interest-earning assets decreased 118 basis points from 8.54% in 2000 to 7.36% in 2001. As a result of this lower interest rate environment, the interest yield earned on average net loans decreased 168 basis points from 9.62% to 7.94%, decreasing interest income on net loans by $23.86 million. The decrease in yield of average interest-earning assets was primarily due to eleven consecutive drops in interest rates by the FOMC.

•	A change in the mix of interest earning assets: Average net loans of $1.52 billion, which yield higher than other types of investments, increased by $206.37 million in 2001 and comprised 70.14% of total average interest-bearing assets compared to 68.16% in 2000. Conversely, total average securities declined by $9.97 million and comprised 28.21% of total average interest-earning assets in 2001 compared to 31.21% in 2000.

•	The taxable-equivalent yield on earning assets was 7.45% in 2001 compared to 8.63% in 2000.

Interest Expense

      Interest expense decreased by $8.00 million to $66.15 million in 2001 compared to $74.16 million in 2000, primarily due to a combination of the following:

•	Increase in volume: Average interest-bearing liabilities increased $149.05 million in 2001, and added $6.76 million of additional interest expense in 2001.

•	Decrease in rate: As a result of the lower interest rate environment during 2001, the average cost of interest-bearing liabilities decreased 79 basis points to 3.60% in 2001 compared to 4.39% in 2000, decreasing interest expense by $14.76 million. The average cost of funds on deposits and borrowings, which includes non-interest-bearing demand deposits, decreased by 70 basis points to 3.20% in 2001 compared to 3.90% in 2000.

•	A change in the mix of deposits and borrowings: Average time deposits of $1.29 billion increased by $169.62 million and comprised 62.21% of total deposits and borrowings in 2001 compared to 58.74% of total deposits and borrowings in 2000. Other borrowed funds decreased by $41.22 million to

$3.08 million in 2001. Average savings deposits, which include savings accounts, NOW accounts and money market accounts increased by $33.25 million to $496.94 million in 2001, average non-interest-bearing demand deposits increased by $17.62 million to $229.59 million in 2001 compared to $211.98 million in 2000, and securities sold under agreements to repurchase decreased by $7.49 million to $32.34 million in 2001.

Taxable-equivalent Net Interest Margin

•	As a result of the eleven consecutive drops in interest rates during 2001, the taxable-equivalent net interest margin, defined as taxable-equivalent net interest income to average interest-earning assets, decreased 38 basis points from 4.78% in 2000 to 4.40% in 2001. The Company was asset sensitive in the short-term scenario, which resulted in lower yielding assets and lagging time deposits in 2001.

Year 2000

Interest Income

      Interest income increased $31.51 million or 23.68% to $164.55 million in 2000 primarily due to an increase of $32.56 million from interest income on loans to $126.34 million. The $31.51 million increase in interest income was attributable to the following:

•	Increase in volume: the increase of $224.60 million or 20.63% in average net loans from $1.09 billion in 1999 to $1.31 billion in 2000 contributed an additional $20.76 million to interest income. The increase in average loans were funded primarily by growth in deposits, and secondarily by Federal funds purchased and securities sold under agreements to repurchase, and proceeds from matured securities.

•	Increase in rate: the increase of 101 basis points in average loan yield from 8.61% to 9.62% contributed $11.80 million to interest income. The increase in average loan yield was mainly a result of six consecutive interest rate increases by the Federal Reserve Board from the third quarter of 1999 to the second quarter of 2000, which led to a 124 basis point increase in our average reference rate from 8.24% to 9.48%. A majority of the Bank’s loans reprice immediately.

•	A change in the mix of interest-earning assets: as loan demand remained strong in 2000, average net loans, which yield higher than other types of investments, rose from 62.10% to 68.16% as a percentage of total interest-earning assets. Conversely, total average securities declined from 35.71% to 31.21% and average Federal funds sold and securities purchased under agreements to resell decreased from 2.17% to 0.57%.

•	Consequently, the average taxable-equivalent yield on interest-earning assets increased 95 basis points from 7.68% to 8.63%.

Interest Expense

      Interest expense increased $16.75 million or 29.17% to $74.16 million, which was primarily attributable to an increase of $13.23 million in interest expense on time deposits.

•	Increase in volume: Average time deposits grew $115.47 million or 11.53% to $1.12 billion, of which, $78.3 million were from time deposits over $100,000. The increase in average time deposits added $5.77 million to interest expense.

•	Increase in rate: The increase of 70 basis points in average rate on time deposits from 4.69% to 5.39% added $7.47 million to interest expense. This was primarily due to the repricing of time deposits in response to the market rate changes. Interest expense on Federal funds purchased and securities sold under agreements to repurchase decreased $651,000 in 2000 as the average volume decreased $15.66 million and the average rate climbed 32 basis points from 4.99% to 5.31%.

•	Accordingly, the average cost of funds, which includes non-interest-bearing demand deposits, increased 49 basis points from 3.41% in 1999 to 3.90% in 2000.

Taxable-equivalent Net Interest Income

•	As a result of the factors noted above, the taxable-equivalent net interest margin increased 37 basis points from 4.41% in 1999 to 4.78% in 2000.

      Net interest income before provision for loan losses for 2001, 2000, and 1999 are summarized below:

	2001	2000	1999

	(In thousands)
Net interest income before provision for loan losses	$93,199	$90,397	$75,638
Taxable-equivalent net interest income before provision for loan losses	$95,250	$92,132	$77,301

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	2001-2000			2000-1999
	Increase Decrease in			Increase Decrease in
	Net Interest Income Due to:			Net Interest Income Due to:

	Changes in	Changes in	Total	Changes in	Changes in	Total
	Volume	Rate	Change	Volume	Rate	Change

	(In thousands)
Interest-Earning Assets
Federal funds sold and securities purchased under agreements to resell	$938	$(308)	$630	$(1,584)	$389	$(1,195)
Securities available-for-sale (Taxable)	(12)	(487)	(499)	598	2,085	2,683
Securities available-for-sale (Nontaxable)(2)	14	(3)	11	14	1	15
Securities held-to-maturity (Taxable)	(371)	34	(337)	(2,985)	150	(2,835)
Securities held-to-maturity (Nontaxable)(2)	(29)	(7)	(36)	60	(47)	13
Agency preferred stock(2)	1,169	(93)	1,076	314	—	314
Deposits with other banks	45	(29)	16	23	4	27
Loans(3)	18,119	(23,865)	(5,746)	20,756	11,801	32,557

Total increase (decrease) in interest income	19,873	(24,758)	(4,885)	17,196	14,383	31,579

Interest-Bearing Liabilities
Savings deposits, NOW accounts, and others	524	(2,700)	(2,176)	606	943	1,549
Time deposits	8,441	(10,346)	(1,905)	5,766	7,468	13,234
Securities sold under agreements to repurchase	(564)	(423)	(987)	(820)	169	(651)
Other borrowed funds	(1,379)	(1,361)	(2,740)	2,874	—	2,874
Advances from Federal Home Loan Bank	(251)	70	(181)	(251)	3	(248)
Mortgage indebtedness	(14)	—	(14)	(3)	(7)	(10)

Total increase (decrease) in interest expense	6,757	(14,760)	(8,003)	8,172	8,576	16,748

Changes in net interest income	$13,116	$(9,998)	$3,118	$9,024	$5,807	$14,831

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held have been adjusted to a fully taxable-equivalent basis, using effective federal income tax rate of 35%.

(3)	Amounts are net of allowance for loan losses of $23,973,000 in 2001, $21,967,000 in 2000, and $19,502,000 in 1999, and net of unamortized deferred loan fees of $3,900,000 in 2001, $4,139,000 in 2000, and $3,593,000 in 1999.

Interest-Earning Asset Mix

	As of December 31, 2001		As of December 31, 2000

		Percentage of		Percentage of	Amount	Percentage
		Total Interest-		Total Interest-	Changed	Changed
		Earning		Earning	From	From
	Amount	Assets	Amount	Assets	2000 to 2001	2000 to 2001

	(Dollars in thousands)
Types of Interest-Earning Assets
Federal funds sold and securities purchased under agreements to resell	$13,000	0.57%	$19,000	0.94%	$(6,000)	(31.58%)
Securities available-for-sale	248,958	10.93	177,796	8.79	71,162	40.02
Securities held-to-maturity	374,356	16.44	387,200	19.15	(12,844)	(3.32)
Deposits with other banks	1,399	0.06	899	0.04	500	55.62
Loans (net of allowance for loans losses and unamortized deferred loan fees)	1,640,032	72.00	1,437,307	71.08	202,725	14.10

Total interest-earning assets	$2,277,745	100.00%	$2,022,202	100.00%	$255,543	12.64%

      The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the yields and rates paid on those assets and liabilities. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities

	Years Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Interest-Earnings Assets
Federal Funds Sold and Securities Purchased Under Agreements to Resell
Average outstanding	$32,397	$11,053	$38,013
Average yield	4.06%	6.21%	4.95%
Amount of interest earned	$1,316	$686	$1,881

Securities Available-for-Sale, Taxable
Average outstanding	$196,934	$197,004	$178,188
Average yield	6.46%	6.71%	5.91%
Amount of interest earned	$12,717	$13,216	$10,533

Securities Available-for-Sale, Nontaxable
Average outstanding	$693	$510	$345
Average yield(2)	7.65%	8.24%	7.83%
Amount of interest earned	$53	$42	$27

Securities Held-to-Maturity, Taxable
Average outstanding	$324,760	$330,841	$378,753
Average yield	6.21%	6.20%	6.16%
Amount of interest earned	$20,167	$20,504	$23,339

Securities Held-to-Maturity, Nontaxable
Average outstanding	$69,096	$69,478	$68,702
Average yield(2)	7.40%	7.41%	7.48%
Amount of interest earned	$5,113	$5,149	$5,136

Agency Preferred Stock
Average outstanding	$19,722	$3,398	$—
Average yield(2)	7.05%	9.24%	—
Amount of interest earned	$1,390	$314	$—

Deposits with Other Banks
Average outstanding	$3,264	$1,124	$459
Average yield	1.72%	3.56%	2.83%
Amount of interest earned	$56	$40	$13

Loans(1)
Average outstanding	$1,519,548	$1,313,177	$1,088,578
Average yield(5)	7.94%	9.62%	8.61%
Amount of interest earned(5)	$120,591	$126,337	$93,780

Total Interest-Earning Assets
Average outstanding	$2,166,414	$1,926,585	$1,753,038
Average yield(5)	7.45%	8.63%	7.68%
Amount of interest earned(5)	$161,403	$166,288	$134,709

	Years Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Interest-Bearing Liabilities
Savings Deposits(3)
Average outstanding	$496,942	$463,695	$424,500
Average rate paid	1.12%	1.67%	1.46%
Amount of interest paid or accrued	$5,585	$7,761	$6,212

Time Deposits
Average outstanding	$1,286,973	$1,117,350	$1,001,878
Average rate paid	4.53%	5.39%	4.69%
Amount of interest paid or accrued	$58,279	$60,184	$46,950

Securities Sold Under Agreements to Repurchase
Average outstanding	$32,342	$39,831	$55,486
Average rate paid	3.49%	5.31%	4.99%
Amount of interest paid or accrued	$1,128	$2,115	$2,766

Other Borrowed Funds
Average outstanding	$3,075	$44,297	$33
Average rate paid	4.42%	6.49%	6.06%
Amount of interest paid or accrued	$136	$2,876	$2

Advances from Federal Home Loan Bank
Average outstanding	$19,863	$24,809	$30,000
Average rate paid	5.16%	4.86%	4.85%
Amount of interest paid or accrued	$1,025	$1,206	$1,454

Mortgage Indebtedness
Average outstanding	$—	$160	$183
Average rate paid(6)	—	8.75%	13.11%
Amount of interest paid or accrued(6)	$—	$14	$24

Total Interest-Bearing Liabilities
Average outstanding	$1,839,195	$1,690,142	$1,512,080
Average rate paid	3.60%	4.39%	3.80%
Amount of interest paid or accrued	$66,153	$74,156	$57,408

Non-Interest-Bearing Demand Deposits
Average outstanding	$229,592	$211,975	$169,013

Total deposits and borrowed funds	$2,068,787	$1,902,117	$1,681,093
Average rate paid on deposits and borrowed funds	3.20%	3.90%	3.41%

Net Interest Income(7)	$95,250	$92,132	$77,301
Interest rate spread(7)	4.25%	4.73%	4.27%
Net interest margin on interest-earning assets(4)(7)	4.40%	4.78%	4.41%

(1) Nonaccrual loans are included in the average balance.

(2) The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using an effective Federal income tax rate of 35%.

(3) Savings deposits include NOW accounts and money market accounts.

(4) Calculated by dividing net interest income by average outstanding interest-earning assets.

(5) Yields and amounts of interest earned include loan fees.

(6) Yield and amount of interest paid or accrued include interest paid on senior debts of other real estate owned, either to bring the loans current or to pay off the loans when the Company obtained title to the properties and thereafter.

(7) Net interest income, interest rate spread and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using an effective Federal income tax rate of 35%.

Provision for Loan Losses

      The provision for loan losses was $6.37 million in 2001 compared to $4.20 million in 2000 and in 1999. Due to the current recessionary environment, management believes the increase is prudent to cover additional inherent risk resulting from the overall increase of our loan portfolio, and the impact of a weaker economy. Management continues to recognize these pressures and is committed to maintaining an adequate allowance for loan losses. Net charge-offs for 2001 were $4.37 million or 0.29% of average net loans compared to charge-offs of $1.74 million or 0.13% of average net loans during 2000, and charge-offs of $668,000 or 0.06% of average net loans during 1999. Also see “Allowance for Loan Losses” on this 2001 Annual Report on Form 10-K.

Non-interest Income

      Non-interest income totaled $14.78 million in 2001, $12.76 million in 2000, and $8.86 million in 1999. The increase of $2.02 million or 15.86% from 2000 to 2001, was primarily due to the following items:

•	An increase of $539,000 in depository service fee income, up 11.83%, to $5.10 million compared to $4.56 million in 2000.

•	An increase of $1.07 million in securities gains. The increase was the result of a gain of $1.06 million on investment securities sold during the third quarter 2001. These securities were sold during the third quarter 2001 and were either callable or scheduled to mature within the 21 months following the end of the third quarter 2001. In addition, we had a gain of $851,000 on a forward rate agreement (“FRA”).The FRA settled on March 5, 2001.

•	Letters of credit commissions decreased by $287,000 or 11.77%, to $2.15 million in 2001, as a result of a slowdown of overseas purchases from some of our importing customers.

•	Other operating income, which includes primarily loan fees, wire transfer fees, safe deposit fees, and foreign exchange fees were $5.37 million, up $699,000, compared to $4.67 million in 2000.

      The increase of $3.90 million or 44.05% from 1999 to 2000, was the result of the following items:

•	Recognition of $1.10 million premium on a FRA contract as of December 31, 2000 under securities gains. The FRA contract was entered into on August 31, 2000 and settled on March 5, 2001, at which time the Company recognized an additional premium in 2001.

•	Fee income from wire transfers increased $1.08 million due to increased transaction volume, primarily from our New York branches.

•	Other notable increases in non-interest income items included, among others, safe deposit box income, fees income related to loans, letters of credit commissions and fee income from Cathay Global Investment Services’ alternative investment program.

Non-interest Expense

      Non-interest expense totaled $40.17 million in 2001, compared to $38.50 million in 2000, and $30.28 million in 1999. The increase of $1.66 million or 4.31% in non-interest expense in 2001, was primarily a combination of the following:

•	an increase of $954,000 in salaries and employee benefits. Primarily due to annual salary adjustments for the Bank’s employees.

•	an increase of $277,000 in marketing expenses. Primarily due to a $250,000 donation towards the establishment of the 911 Healing Hands non-profit organization and fund to help with relief efforts in response to the terrible events of September 11, 2001.

•	an increase of $1.77 million in professional services. Primarily due to legal fees in connection with litigation and corporate matters.

•	an increase of $1.57 million in investments in real estate. Primarily due to operational losses from low income housing investments that qualify for investments tax credits.

•	a decrease of $3.40 million in real estate operations. Primarily due to a $3.38 million gain on the sale of other real estate owned (“OREO”).

      The efficiency ratio, defined as non-interest expense divided by net interest income before provision for loan losses plus non-interest income, decreased to 37.20% in 2001 compared with 37.33% in 2000. The decrease in the efficiency ratio for 2001 was primarily the result of the increase in our net interest income before provision for loan losses, coupled with the increase in non-interest income.

      Non-interest expense amounted to $38.50 million in 2000, compared to $30.28 million in 1999. The $8.22 million or 27.15% increase in 2000 non-interest expense was substantially attributable to the operations of the two new New York branches acquired in December 1999, and the new Diamond Bar branch, which opened for business in January 2000. Other significant items are discussed below:

•	an increase of $3.59 million in salaries and employee benefits. In addition to the payroll expense for the three new branches mentioned above and annual salary adjustments for employees, the Bank incurred higher year-end bonus expense of $670,000 in 2000.

•	an increase of $1.23 million in net other real estate owned (“OREO”) expense. The Bank recorded $1.55 million in net gains on sales of OREO properties in 1999 versus $263,000 in net gains on sales of OREO in 2000.

•	an increase of $1.08 million in other operating expense. Other operating expense includes primarily operating supplies, communications, postage, travel, administrative, amortization of goodwill and general insurance expenses. The increase in these expenses was partially related to the operations of the three new branches mentioned above.

•	an increase of $757,000 in operations of investments in real estate. This was due to higher expense in operations of investments in real estate arising from passive operation losses on low income housing.

•	an increase of $460,000 in professional services expense. Professional services expense consists of, among other things, bank paid appraisal fees, delivery service, armored service, legal fees, accounting and tax fees, consulting fees, computer related expense and facility management expense.

      Due to the foregoing, the efficiency ratio, defined as non-interest expense divided by net interest income before provision for loan losses plus non-interest income, increased to 37.33% in 2000 compared with 35.84% in 1999.

Income Tax Expense

      The effective tax rate in 2001 was 30.63% compared to 36.17% in 2000, and 39.43% in 1999. The decline in the effective tax rate in 2001 was the result of a registered investment company subsidiary of the Bank, which provides flexibility to raise additional capital in a tax efficient manner, and additional tax credits earned from qualified low income housing investments. The long-term plan for the registered investment company is currently under review. Depending on the results of the review and other factors, the effective tax rate for 2002 may change. There can be no assurance that the subsidiary will continue as a registered investment company, or that any past tax benefits will continue, or as to our ability to raise capital through this subsidiary. In addition, a proposed change to California’s tax law introduced on February 21, 2002, related to registered investment companies could negatively impact the Company’s effective tax rates in future periods. See discussion below under the heading “Adverse Effects of Changes in California Tax Law Could Cause Us to

Incur Losses” in the section entitled “Factors That May Affect Future Results” of this Annual Report on Form 10-K.

Review of Financial Condition

      The Company’s total assets increased by $246.28 million, up 11.16%, to $2.45 billion at December 31, 2001, compared to $2.21 billion at December 31, 2000. During 2001, we continued our growth. The major changes in the Statement of Financial Condition during 2001 are listed below:

•	Total net loans grew 14.10% to $1.64 billion.

•	Securities available-for-sale increased 40.02% to $248.96 million.

•	Securities held-to-maturity decreased 3.32% to $374.36 million.

•	Total deposits increased 13.10% to $2.12 billion.

•	Federal funds purchased & securities sold under agreements to repurchase decreased 67.56% to $22.11 million.

•	Stockholders’ equity rose 14.54% to $246.01 million.

Securities

      Under our investment policy, we classify the Company’s investment securities portfolio as follows:

•	Those securities, which we have the positive intent and ability to hold until maturity, are classified as securities held-to-maturity, and carried at amortized cost.

•	Those securities which could be sold in response to changes in interest rates, changes in prepayment risk, increases in loan demand, the need to increase regulatory capital, general liquidity needs, or other similar factors are classified as securities available-for-sale, and carried at estimated fair value, with unrealized gains or losses, net of deferred taxes, reflected in stockholders’ equity.

•	Securities held-to-maturity are transferred to the available-for-sale category when those securities are within 90 days to maturity, to further enhance the Company’s liquidity.

      Securities available-for-sale increased $71.16 million or 40.02% to $248.96 million at year-end 2001 from $177.77 million at year-end 2000. The portfolio is comprised primarily of US Government Agency securities, corporate bonds, and trust preferred equity securities. Securities available-for-sale are carried at fair value and had a net unrealized gain of $7.17 million at December 31, 2001 compared to $3.96 million at December 31, 2000. The increase in unrealized holding gains at year-end 2001 resulted from the decreasing interest rate environment during 2001. See Note 4 to the Consolidated Statements of Financial Condition. These unrealized gains do not impact net income and are recorded as adjustments to stockholders’ equity, net of related deferred income taxes.

      Securities held-to-maturity decreased $12.84 million or 3.32% to $374.36 million at year-end 2001 from $387.20 million at year-end 2000. The portfolio is comprised primarily of US agencies mortgage-backed-securities, corporate bonds, state and municipal securities, US Government Agency securities, and collaterized mortgage obligations. Securities held-to-maturity is carried at cost and at December 31, 2001 had a fair value of $382.81 million.

      The average taxable-equivalent yield on our total investment securities dropped 7 basis points to 6.45% in 2001, compared to 6.52% in 2000 as some matured securities were replaced at lower prevailing interest rates.

      The following table summarizes the carrying value of our portfolio of securities for each of the past three years:

	As of December 31,

	2001	2000	1999

	(In thousands)
Securities Available-for-Sale:
U.S. Treasury securities	$—	$—	$25
U.S. government agencies	118,324	78,317	40,218
State and municipal securities	—	1,277	540
Mortgage-backed securities	8,543	13,207	14,634
Collateralized mortgage obligations	2,705	5,804	7,823
Asset-backed securities	10,395	10,370	16,448
Money market fund	20,000	—	—
Commercial paper	—	—	40,076
Corporate bonds	60,334	60,370	34,376
Equity stock	28,657	8,451	—

Total	$248,958	$177,796	$154,140

Securities Held-to-Maturity
U.S. Treasury securities	$—	$—	$24,998
U.S. government agencies	50,017	64,689	64,373
State and municipal securities	69,906	68,820	68,834
Mortgage-backed securities	110,342	135,494	133,282
Collateralized mortgage obligations	50,282	48,694	63,397
Asset-backed securities	920	13,156	19,999
Corporate bonds	73,031	56,347	51,449
Other securities	19,858	—	—

Total	$374,356	$387,200	$426,332

      The scheduled maturities and taxable-equivalent yields by security type are presented in the following tables:

Securities Available-for-Sale Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2001

		After One	After Five
	One Year	Year to	Years to	Over Ten
	or Less	Five Years	Ten Years	Years	Total

	(Dollars in thousands)
Maturity Distribution:
U.S. government agencies	$—	$45,762	$72,562	$—	$118,324
Mortgage-backed securities(1)	—	270	1,293	6,980	8,543
Collateralized mortgage obligations(1)	—	—	1,498	1,207	2,705
Asset-backed securities(1)	—	10,395	—	—	10,395
Money market fund	20,000	—	—	—	20,000
Corporate bonds	12,067	37,551	10,716	—	60,334
Equity securities	28,657	—	—	—	28,657

Total	$60,724	$93,978	$86,069	$8,187	$248,958

Weighted-Average Yield:
U.S. government agencies	—%	4.94%	6.96%	—%	6.16%
Mortgage-backed securities(1)	—	5.94	6.57	7.14	7.02
Collateralized mortgage obligations(1)	—	—	5.92	6.01	5.96
Asset-backed securities(1)	—	5.70	—	—	5.70
Money market fund	2.02	—	—	—	2.02
Corporate bonds	6.18	6.83	7.17	—	6.75
Equity securities(2)	5.10	—	—	—	5.10

Total	4.25%	5.77%	6.96%	6.97%	5.85%

(1)	Securities reflect stated maturities and not anticipated prepayments.

(2)	Average yield has been adjusted to a fully-taxable equivalent basis.

Securities Held-to-Maturity Portfolio Maturity Distribution and Yield Analysis

	As of December 31, 2001

		After One	After Five
	One Year	Year to	Years to	Over Ten
	or Less	Five Years	Ten Years	Years	Total

	(Dollars in thousands)
Maturity Distribution:
U.S. government agencies	$10,020	$39,997	$—	$—	$50,017
State and municipal securities(2)	850	10,514	21,428	37,114	69,906
Mortgage-backed securities(1)	5	13,235	58,562	38,540	110,342
Collateralized mortgage obligations(1)	—	—	31,913	18,369	50,282
Asset-backed securities(1)	—	920	—	—	920
Corporate bonds	—	51,946	21,085	—	73,031
Other securities	—	9,974	9,884	—	19,858

Total	$10,875	$126,586	$142,872	$94,023	$374,356

Weighted-Average Yield:
U.S. government agencies	5.31%	5.88%	—%	—%	5.77%
State and municipal securities(2)	7.28	8.48	7.87	6.77	7.37
Mortgage-backed securities(1)	5.76	5.55	6.10	7.08	6.38
Collateralized mortgage obligations(1)	—	—	6.33	5.34	5.97
Asset-backed securities(1)	—	5.63	—	—	5.63
Corporate bonds	—	5.91	6.71	—	6.13
Other securities	—	4.86	5.71	—	5.29

Total	5.47%	5.99%	6.48%	6.62%	6.32%

(1)	Securities reflect stated maturities and not anticipated prepayments.

(2)	Average yield has been adjusted to a fully-taxable equivalent basis.

Loans

      Our Board of Directors establishes the basic lending policy for the Bank. Each loan is generally considered in terms of, among other things, character, repayment ability, financial condition of the borrower, secondary repayment source, collateral, capital, leverage capacity of the borrower, market conditions for the borrower’s business or project, and prevailing economic trends and conditions. In case of real estate loans, our lending policy requires an independent appraisal on real estate property in accordance with Regulatory guidelines.

      Gross loans increased by $204.49 million, up 13.97%, to $1.67 billion at year-end 2001 compared to $1.46 billion at year-end 2000.

      The growth was primarily attributable to the following:

•	Commercial mortgage loans increased $107.72 million or 17.08% to $738.38 million at year-end 2001, compared to $630.66 million at year-end 2000. Total commercial mortgage loans accounted for 44.27% of gross loans at year-end 2001 compared to 43.10% at year-end 2000. These loans are typically secured by first deeds of trust of the respective commercial properties, including primarily commercial retail properties, shopping center and owner-occupied industrial facilities, and secondarily office buildings, multiple-unit apartments, hotels, and motels. The Company’s underwriting policy for commercial mortgage loans generally requires that the loan-to-value ratio at the time of origination not exceed 70 percent of the appraised value of the property, and that there be an adequate debt service coverage ratio, typically exceeding 1.25:1. In view of the recent general economic slowdown, management has tightened the lending standards for commercial mortgage loans as well as construction loans to be more conservative.

•	Commercial loans were up $63.95 million or 14.46% to $506.13 million at December 31, 2001, compared to $442.18 at December 31, 2000. The Company is continuing to focus primarily on commercial lending to small-to-medium size businesses, within the Company’s geographic market area. The purpose of these loans is for general business purposes, or to provide working capital to business in the form of lines of credit to finance trade-finance loans. General business loans are made based on the financial strength of the borrowers. Trade-finance loans are typically secured by the borrower’s accounts receivables and inventories.

•	Real estate construction loans increased $24.37 million or 17.16% to $166.42 million at year-end 2001 compared to $142.05 million at year-end 2000. Our construction loan projects are located primarily in California, Texas, Nevada, and New York. The construction loan projects in California totaled $192.87 million, of which $145.27 had been disbursed at December 31, 2001. The construction loan projects in Texas, Nevada, and New York totaled approximately $32.08 million, of which $21.15 had been disbursed at December 31, 2001. Despite the recessionary economy, projects requiring construction-financing still exhibit a strong demand, and we expect this trend to continue into 2002.

•	Residential mortgage loans grew by $15.19 million or 6.88% to $235.91 million at year-end 2001, compared to $220.72 million at year-end 2000. Included with our residential mortgage loans are our home equity lines. At December 31, 2001, the portfolio of home equity lines was $40.35 million, up 19.41%, from $33.79 million at year-end 2000. The growth in residential mortgage loans in 2001 was largely due to refinances, which accounted for 70.97% of residential mortgage loan fundings.

•	Installment loans decreased $7.01 million, down 25.64% to $20.32 million at December 31, 2001, compared to $27.33 million at December 31, 2000. These consumer-oriented loans are funded primarily for the purpose of financing the purchase of automobiles, recreational vehicles, boats, and other personal use of the borrower.

      The classification of loans by type as of December 31 for each of the past five years, as well as the changes in loan portfolio composition for the past two years and the contractual maturity of the loan portfolio as of December 31, 2001 are presented below:

Loan Type and Mix

	Amount Outstanding as of December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Type of Loans:
Commercial loans	$506,128	$442,181	$395,138	$370,539	$338,285
Residential mortgage loans	235,914	220,720	207,725	184,158	154,692
Commercial mortgage loans	738,379	630,662	577,384	356,608	303,725
Real estate construction loans	166,417	142,048	62,516	40,738	41,736
Installment loans	20,322	27,329	25,498	29,165	26,611
Other loans	745	473	419	269	267

Gross loans	1,667,905	1,463,413	1,268,680	981,477	865,316

Less:
Allowance for loan losses	(23,973)	(21,967)	(19,502)	(15,970)	(15,379)
Unamortized deferred loan fees	(3,900)	(4,139)	(3,593)	(3,631)	(3,786)

Net loans	$1,640,032	$1,437,307	$1,245,585	$961,876	$846,151

Changes in Loan Portfolio Composition

	As of December 31, 2001		As of December 31, 2000

		Percentage		Percentage	Percentage
		of Total		of Total	Increase
	Amount	Loans	Amount	Loans	(Decrease)

	(Dollars in thousands)
Type of Loans:
Commercial loans	$506,128	30.86%	$442,181	30.77%	14.46%
Residential mortgage loans	235,914	14.38	220,720	15.36	6.88
Commercial mortgage loans	738,379	45.02	630,662	43.88	17.08
Real estate construction loans	166,417	10.15	142,048	9.88	17.16
Installment loans	20,322	1.24	27,329	1.90	(25.64)
Other loans	745	0.05	473	0.03	57.51
Allowance for loan losses	(23,973)	(1.46)	(21,967)	(1.53)	9.13
Unamortized deferred loan fees	(3,900)	(0.24)	(4,139)	(0.29)	(5.77)

Net loans	$1,640,032	100.00%	$1,437,307	100.00%	14.10%

Contractual Maturity of Loan Portfolio(1)(2)

	Within One Year	One to Five Years	Over Five Years	Total

	(In thousands)
Commercial Loans
Floating rate	$314,326	$58,309	$25,154	$397,789
Fixed rate	84,210	19,851	3,714	107,775
Residential Mortgage Loans
Floating rate	—	451	51,793	52,244
Fixed rate	902	10,747	171,249	182,898
Commercial Mortgage Loans
Floating rate	74,906	170,965	296,182	542,053
Fixed rate	5,874	78,346	109,977	194,197
Real Estate Construction Loans
Floating rate	30,067	2,631	—	32,698
Fixed rate	95,624	37,660	—	133,284
Installment Loans
Floating rate	39	—	—	39
Fixed rate	6,725	13,545	13	20,283
Other Loans
Floating rate	—	—	—	—
Fixed rate	743	—	2	745

Total loans	$613,416	$392,505	$658,084	$1,664,005

Floating rate	$419,338	$232,356	$373,129	$1,024,823
Fixed rate	194,078	160,149	284,955	639,182

Total loans	613,416	392,505	658,084	1,664,005

Allowance for loan losses				(23,973)

Net loans				$1,640,032

(1)	In the normal course of business, loans are renewed, extended, or prepaid from time to time; therefore, the above should not be viewed as an indication of future cash flows.

(2)	Loans are net of unamortized deferred loan fees.

Risk Elements of the Loan Portfolio

Non-performing Assets

      Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, and OREO. The Company’s policy is to place loans on a non-accrual status if interest and principal or either interest or principal is past due 90 days or more, or in cases where management deems the full collection of principal and interest unlikely. After a loan is placed on non-accrual status, any interest accrued in the previous three months, is generally reversed against current income. Thereafter, any payment is generally first applied towards the principal balance. Depending on the circumstances management may elect to continue the accrual of interest on certain past due loans if partial payment is received and/or the loan is well collateralized and in the process of collection. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

      Management reviews the loan portfolio regularly for problem loans. During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of the loan agreements. Such loans are placed under closer supervision with consideration given to placing the loan on non-accrual status, the need for an additional allowance for loan losses, and (if appropriate) partial or full charge-off.

      Our non-performing assets decreased $10.98 million or 53.65% to $9.48 million at year-end 2001 compared to $20.46 million at year-end 2000. The decrease was due to a combination of the following:

•	A increase of $100,000 in loans past due 90 days or more and still accruing interest

•	An decrease of $7.46 million in non-accrual loans

•	An decrease of $3.62 million in OREO.

      As a percentage of gross loans plus OREO, our non-performing assets decreased to 0.57% at year-end 2001 from 1.39% at year-end 2000. The non-performing loan coverage ratio, defined as the allowance for loan losses to non-performing loans, increased to 302.42% at year-end 2001, which was considerably higher than that of 143.72% at year-end 2000. The increase was primarily due to the reduction of $7.46 million in the non-accrual loans from $14.70 million in 2000 to $7.24 million in 2001.

      The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)
Accruing loans past due 90 days or more	$689	$589	$3,724	$4,683	$2,373
Non-accrual loans	7,238	14,696	13,696	13,090	16,886

Total non-performing loans	7,927	15,285	17,420	17,773	19,259

Real estate acquired in foreclosure	1,555	5,174	4,337	10,454	13,269

Total non-performing assets	$9,482	$20,459	$21,757	$28,227	$32,528

Troubled debt restructurings(1)	$4,474	$4,531	$4,581	$4,642	$4,874
Non-performing assets as a percentage of gross loans and other real estate owned at year-end	0.57%	1.39%	1.71%	2.85%	3.70%
Allowance for loan losses as a percentage of non-performing loans	302.42%	143.72%	111.95%	89.86%	79.85%

(1) Troubled debt restructurings are accruing interest at their restructured terms.

      The effect of non-accrual loans and troubled debt restructurings on interest income for the years 2001, 2000, 1999, 1998, and 1997 is presented below:

	2001	2000	1999	1998	1997

	(In thousands)
Non-accrual Loans
Contractual interest due	$823	$1,408	$1,396	$1,395	$1,845
Interest recognized	96	627	234	112	471

Net interest foregone	$727	$781	$1,162	$1,283	$1,374

Troubled Debt Restructurings
Contractual interest due	$409	$422	$429	$421	$406
Interest recognized	370	407	414	412	387

Net interest foregone	$39	$15	$15	$9	$19

Non-accrual loans

      Non-accrual loans were $7.24 million at year-end 2001 and $14.70 million at year-end 2000. They consisted mainly of $4.85 million in commercial loans and $2.20 million in commercial mortgage loans at year-end 2001, and $9.52 million in commercial loans and $4.85 million in commercial mortgage loans at year-end 2000.

      The following tables present the type of properties securing the loans and the type of businesses the borrowers engaged in under commercial mortgage and commercial non-accrual loan categories as of the dates indicated:

	December 31, 2001			December 31, 2000

	Commercial			Commercial
	Mortgage	Commercial	Other	Mortgage	Commercial	Other

	(In thousands)
Type of Collateral
Single/multi-family residence	$252	$266	$189	$174	$531	$252
Commercial real estate	122	839	—	2,277	1,139	—
Land	1,821	—	—	2,403	—	—
UCC	—	3,647	—	—	7,083	—
Other	—	—	—	—	540	59
Unsecured	—	102	—	—	231	7

Total	$2,195	$4,854	$189	$4,854	$9,524	$318

Type of Business
Real estate development	$1,821	$27	$—	$2,648	$166	$—
Wholesale/ Retail	122	3,421	—	174	4,798	—
Food/ Restaurant	—	701	—	—	2,005	—
Import	—	400	—	—	2,092	—
Investments	—	—	—	2,032	—	—
Other	252	305	189	—	463	318

Total	$2,195	$4,854	$189	$4,854	$9,524	$318

Commercial mortgage non-accrual loans

•	The balance of $1.82 million represented one credit secured by first trust deed on land.

•	The remaining balance of $374,000 consisted of two credits secured by first trust deeds on a single-family-residence and on one commercial property.

Commercial non-accrual loans

•	The balance of $3.65 million comprised six credits secured by company assets, mainly accounts receivables and inventories, through UCC-1 filings.

•	The balance of $1.20 million consisted of eight credits secured primarily by first trust deeds on single-family-residences or commercial buildings and warehouses, and one unsecured credit.

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

      Troubled debt restructurings decreased slightly to $4.47 million at December 31, 2001 compared to $4.53 million at December 31, 2000. With the exception of one borrower with loans totaling $2.63 million, which were 41 days past due, all other accruing troubled debt restructurings were performing under their revised terms as of December 31, 2001.

Impaired loans

      A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events.

      We consider all loans classified and restructured in our evaluation of loan impairment. The classified loans are stratified by size, and loans less than our defined selection criteria are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. If the measurement of the impaired loan is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses.

      We identified impaired loans with a recorded investment of $19.35 million at year-end 2001, compared to $27.82 million at year-end 2000. The average balance of impaired loans was $23.46 million in 2001 and $29.52 in 2000. Interest collected on impaired loans totaled $959,000 in 2001, and $2.12 million in 2000.

      The following tables present a breakdown of impaired loans and the related allowances as of the dates indicated:

	At December 31, 2001			At December 31, 2000

	Recorded		Net	Recorded		Net
	Investment	Allowance	Balance	Investment	Allowance	Balance

	(In thousands)
Commercial	$6,924	$2,143	$4,781	$13,868	$3,682	$10,186
Commercial mortgage	12,426	1,764	10,662	13,208	1,881	11,327
Other	—	—	—	742	133	609

Total	$19,350	$3,907	$15,443	$27,818	$5,696	$22,122

Loan Concentration

      We experienced no loan concentrations to multiple borrowers in similar activities, which exceeded 10% of total loans as of December 31, 2001.

      See “Factors That May Affect Future Results” below for a discussion of some of the factors that may affect the matters discussed in this Section.

Allowance for Loan Losses

      We have established a monitoring system for our loans in order to identify impaired loans, and potential problem loans and to permit periodic evaluation of impairment and the adequacy of the allowance for loan losses in a timely manner.

      In addition, our Board of Directors has established a written loan policy that includes an effective loan review and control system to ensure that the Bank maintains an adequate allowance for loan losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and judge that it is adequate to absorb estimated losses in the loan portfolio. The determination of the amounts of the allowance for loan losses and the provision for loan losses is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectibility when determining the appropriate level for the allowance for loan losses. A sustained weakness or further weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses in future periods. See “Factors That May Affect Future Results,” in this Annual Report on Form 10-K, for additional factors that could cause actual results to differ materially from forward-looking statements, or historical performance. Our allowance for loan losses consists of the following:

•	Specific allowances: For impaired loans, we provide specific allowances based on an evaluation of impairment, and for each classified loan, we allocate a portion of the general allowance to each loan based on a loss percentage assigned. The percentage assigned depends on a number of factors including loan classification, the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral, charge-off history, management’s knowledge of the portfolio and general economic conditions.

•	General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and by identifying risk characteristics that are common to the groups of loans. The allowance is provided to each segmented group based on the group’s historical loan loss experience, the trends in delinquency, and non-accrual, and other significant factors, such as national and local economy, trends and conditions, strength of management and loan staff, underwriting standards and the concentration of credit.

      The allowance for loan losses amounted to $23.97 million and represented 1.44% of year-end gross loans and 302.42% of non-performing loans at December 31, 2001. The comparable ratios were 1.50% of year-end gross loans and 143.72%, of non-performing loans at December 31, 2000.

      The increase in the allowance for loan losses ratio to non-performing loans at year-end 2001 was due primarily to the decrease in non-performing loans. During the year, $6.37 million was added to the allowance for loan losses. The net charge-off ratio was 0.29% of average net loans for the twelve months ended December 31, 2001, and 0.13% for the like period in 2000.

      The tables below present information relating to the allowance for loan losses, charge-offs, and recoveries by loan type for the past five years:

Allowance for Loan Losses

	Amount Outstanding as of December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)
Balance at beginning of year	$21,967	$19,502	$15,970	$15,379	$13,528
Provision for loan losses	6,373	4,200	4,200	3,600	3,600
Loans charged-off	(4,663)	(1,905)	(1,731)	(3,519)	(2,139)
Recoveries of charged-off loans	296	170	1,063	510	390

Balance at end of year	$23,973	$21,967	$19,502	$15,970	$15,379

Average net loans outstanding during year ended	$1,519,548	$1,313,177	$1,088,578	$907,639	$792,176
Ratio of net charge-offs to average net loans outstanding during the year	0.29%	0.13%	0.06%	0.33%	0.22%
Provision for loan losses to average net loans outstanding during the year	0.42%	0.32%	0.39%	0.40%	0.45%
Allowance to non-performing loans at year-end	302.42%	143.72%	111.95%	89.86%	79.85%
Allowance to gross loans at year-end	1.44%	1.50%	1.54%	1.63%	1.78%

Loan Charged-off by Loan Type

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)
Commercial loan	$3,465	$537	$1,116	$2,394	$1,387
Percentage of total commercial loans(1)	0.68%	0.12%	0.28%	0.65%	0.41%

Real estate loan	$1,080	$1,066	$388	$873	$574
Percentage of total real estate loans(1)	0.09%	0.11%	0.05%	0.15%	0.11%

Installment and other loan	$118	$302	$227	$252	$178
Percentage of total installment and other loans(1)	0.56%	1.09%	0.88%	0.86%	0.66%

Total loans charged-off	$4,663	$1,905	$1,731	$3,519	$2,139

(1) Percentages were calculated based on year-end balances.

Recoveries by Loan Type

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Commercial loan	$196	$74	$761	$188	$219
Real estate loan	11	3	181	280	111
Installment and other loan	89	93	121	42	60

Total	$296	$170	$1,063	$510	$390

      We allocate the allowance for loan losses to the major loan categories as set forth in the following table. These allocations are estimates based on historical loss experience and management’s judgment. The allocation of the allowance for loan losses is not necessarily an indication that the charge-offs will occur, or if they do occur, that they will be in the proportion indicated in the following table:

Allocation of Allowance for Loan Losses

	As of December 31,

	2001		2000		1999		1998		1997

		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
		loans in each		loans in each		loans in each		loans in each		loans in each
		category		category		category		category		category
		to average		to average		to average		to average		to average
	Amount	gross loans	Amount	gross loans	Amount	gross loans	Amount	gross loans	Amount	gross loans

	(Dollars in thousands)
Type of Loans:
Commercial loans	$11,504	29.61%	$10,231	30.00%	$8,546	35.06%	$7,468	38.58%	$7,480	39.20%
Residential mortgage loans	2,181	14.86	808	15.61	1,743	18.15	1,901	18.46	1,549	17.81
Commercial mortgage loans	7,702	42.19	8,564	45.25	7,781	39.95	5,815	35.16	5,439	35.07
Real estate construction loans	2,386	11.73	1,855	7.11	843	4.30	365	4.77	401	4.80
Installment loans	197	1.57	380	1.99	464	2.46	414	2.98	356	3.09
Other loans	3	0.04	129	0.04	125	0.08	7	0.05	154	0.03

Total	$23,973	100.00%	$21,967	100.00%	$19,502	100.00%	$15,970	100.00%	$15,379	100.00%

      Based on our evaluation process and the methodology to determine the level of the allowance for loan losses mentioned previously, management believes the allowance for loan losses to be adequate as of December 31, 2001 to absorb estimated probable losses identified through its analysis. See “Factors That May Affect Future Results” below for a discussion of some of the factors that may affect the matters discussed in this Section.

Other Real Estate Owned

      Other Real Estate Owned (“OREO”), net of a valuation allowance of $131,000, decreased to $1.56 million at December 31, 2001, compared to $5.17 million at year-end 2000.

      As of December 31, 2001, there were five outstanding OREO properties, which included one parcel of land, one commercial building, and three single-family-residences (“SFR”). All five properties are located in California. During 2001, we acquired five SFR properties, and sold four SFR properties, and one commercial real estate property. The carrying value of the five properties sold was approximately $5.19 million and the OREO sales resulted in gains on sale of OREO of $3.38 million.

      To reduce the carrying value of OREO to the estimated fair value of the properties, we maintain a valuation allowance for OREO properties. We perform periodic evaluations on each property and make corresponding adjustments to the valuation allowance, if necessary. Any decline in value is recognized by a corresponding increase to the valuation allowance in the current period. Management did not make any provision for OREO losses in 2001.

      We recognized net income of $3.59 million from operating OREO properties in 2001 compared to $185,000 in 2000 and $1.42 million in 1999. In addition to the $3.38 million net gains on sales of OREO properties, we received $325,000 in rental income. These amounts were partially offset by operating expenses of $135,000.

      Although the California real estate market continued to show strength in 2001, the future performance of the market is unpredictable. See “Factors That May Affect Future Results” below for a discussion of some of the factors that may affect the matters discussed in this Section.

      The following table shows the components of OREO expense (income) for the years ended:

OREO (Income) Expense by Type

	2001	2000	1999

	(In thousands)
Operating expense (income)	$(213)	$7	$(206)
Provision for losses	—	71	339
Net gains on disposal	(3,376)	(263)	(1,549)

Total	$(3,589)	$(185)	$(1,416)

Investments in Real Estate

      As of December 31, 2001, our investments comprised of four limited partnerships formed for the purpose of investing in low income housing projects, which qualify for federal low income housing tax credits and/or California tax credit.

      As of December 31, 2001, investments in real estate increased $379,000 to $17.72 million from $17.35 million at year-end 2000. During 2001, we recognized $2.26 million in net losses from the limited partnerships operations. In addition, we contributed $2.64 million to the Wilshire Courtyard investment.

      The following table summarizes the composition of our investments in real estate as of the dates indicated:

			Carrying Amount

	Percentage of		December 31,	December 31,
	Ownership	Acquisition Date	2001	2000

	(Dollars in thousands)
Las Brisas	49.50%	December 1993	$—	$189
Los Robles	99.00%	August 1995	386	393
California Corporate Tax Credit Fund III	32.50%	March 1999	12,426	14,127
Wilshire Courtyard	99.90%	May 1999	4,915	2,639

			$17,727	$17,348

Deposits

      The Company uses primarily customer deposits to fund its operations, and to a lesser extent borrowings in the form of securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank. The Bank’s deposits are generally obtained from residents within the Company’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. The Company’s vast majority of its deposits are retail in nature, however the Company does engage in certain wholesale activities, primarily accepting time deposits from political subdivisions and public agencies. The Company considers wholesale deposits to be an alternative borrowing source rather than a customer relationship, and as such, their levels are determined by management’s decisions as to the most economic funding sources. At December 31, 2001, the Company had no brokered-deposits and public deposits totaled $73.30 million or 3.45% of total deposits.

      The Company’s total deposits increased $245.90 million or 13.10% from $1.88 billion at year-end 2000 to $2.12 billion at December 31, 2001.

•	Core deposits increased $120.87 million or 11.20%. The increase in core deposits, defined as total deposits less time deposits of $100,000 or more, was attributable to increases of $38.62 million in non-interest-bearing demand deposits, up 17.41%, to $260.43 million at year-end 2001 compared to $221.81 at year-end 2000, and time deposits under $100,000, which increased by 9.13% or $34.68 million to $414.49 million at December 31, 2001 compared to $379.81 million at year-end 2000. Other core deposit accounts increased by $47.57 million.

•	Time deposits of $100,000 or more (“Jumbo CDs”) increased $125.03 million or 15.68% to $922.65 million in 2001 compared to $797.62 million in 2000.

      The following table displays the deposit mix for the past three years and average deposits and rates for the past five years:

Deposit Mix

	Year Ended December 31,

	2001		2000		1999

	Amount	Percentage	Amount	Percentage	Amount	Percentage

	(Dollars in thousands)
Demand	$260,427	12.27%	$221,805	11.82%	$195,140	11.33%
NOW accounts	135,650	6.39	125,647	6.70	121,394	7.05
Money market accounts	136,806	6.45	119,805	6.38	97,821	5.68
Savings deposits	252,322	11.89	231,761	12.35	236,764	13.75
Time deposits under $100	414,490	19.53	379,809	20.24	362,553	21.06
Time deposits of $100 or more	922,653	43.47	797,620	42.51	708,064	41.13

Total	$2,122,348	100.00%	$1,876,447	100.00%	$1,721,736	100.00%

      Average deposits grew $220.49 million or 12.30% from $1.79 billion in 2000 to $2.01 billion in 2001.

•	Average core deposits increased $86.45 million or 8.23%.

•	Average Jumbo CDs increased $133.82 million or 18.01%.

      The following table displays average deposits and rates for the past five years:

Average Deposits and Rates

	2001		2000		1999		1998		1997

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Demand	$229,592	—%	$211,975	—%	$169,013	—%	$166,657	—%	$148,907	—%
NOW accounts	128,973	2.10	122,851	1.20	117,374	1.22	111,900	1.42	114,453	1.47
Money market accounts	129,629	0.40	112,817	2.32	99,628	1.59	99,833	2.11	97,470	2.26
Savings deposits	238,340	0.99	228,027	1.61	207,498	1.54	205,372	2.10	216,840	2.19
Time deposits	1,286,973	1.42	1,117,350	5.39	1,001,878	4.69	900,441	5.11	820,310	5.09

Total	$2,013,507	1.18%	$1,793,020	3.79%	$1,595,391	3.33%	$1,484,203	3.58%	$1,397,980	3.60%

      As interest rate spreads broadened between Jumbo CDs and other types of interest-bearing deposits under the prevailing interest rate environment, our Jumbo CD portfolio maintained its faster growth than other types of deposits. Nevertheless, management considers our Jumbo CDs generally less volatile primarily due to the following reasons:

(1)	approximately 60.95% of the Bank’s Jumbo CDs have stayed with the Bank for more than two years;

(2)	the Jumbo CD portfolio continued to be diversified with 4.593 individual accounts averaging approximately $187,000 per account owned by 3,163 individual depositors as of January 9, 2002;

(3)	this phenomenon of having a relatively higher percentage of Jumbo CDs to total deposits exists in most of the Asian American banks in our California market due to the fact that the customers in this market tend to have a higher savings rate.

      Management continues to monitor the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the patrons the Bank is servicing. To discourage the concentration in Jumbo CDs, management has continued to make efforts in the following areas:

(1)	to offer only retail interest rates on Jumbo CDs;

(2)	to offer new transaction-based products, such as the tiered money market accounts;

(3)	to promote transaction-based products from time to time, such as demand deposits;

(4)	to seek to diversify the customer base by branch expansion and/or acquisition as opportunities arise.

      Almost 97.69% of our Jumbo CDs mature within one year as of year-end 2001. The following tables display time deposits of $100,000 or more by maturity and time deposits with remaining term of more than one year at December 31, 2001:

Time Deposits of $100,000 or More by Maturity

At December 31,
2001

(In thousands)
Less than three months	$482,248
Three to six months	264,620
Six to twelve months	154,454
Over one year	21,331

Total	$922,653

Maturities of Time Deposits with a Remaining Term of More Than One Year for Each of the Five Years Following December 31, 2001

(In thousands)
2002	$28,443
2003	10,023
2004	202
2005	117
2006	6

Total	$38,791

Borrowings

      Borrowings include securities sold under agreements to repurchase (“reverse repurchase agreements”), the purchase of federal funds, and funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco.

      Securities Sold under Agreements to Repurchase at December 31, 2001 equaled $22.11 million a decrease of $46.06 million or 67.56% from $68.17 million at December 31, 2000. The weighted average interest rate during 2001 was 3.51% compared to 6.25% during 2000. The decrease in yield of average interest-earning assets was primarily due to eleven consecutive drops in interest rates by the FOMC. The underlying collateral pledged for the repurchase agreements consists of U.S. government agency and mortgage-backed securities with a carrying value of $37,894,000, and a fair value of $38,295,000 as of December 31, 2001, and are held by a custodian and maintained under the Company’s control. These borrowings generally mature in less than 30 days. The table below provides comparative data for securities sold under agreements to repurchase:

	December 31,

	2001	2000	1999

	(In thousands)
Average amount outstanding during the year(1)	$34,799	$70,701	$55,519
Maximum amount outstanding at month-end(2)	55,412	110,145	79,185
Balances, December	22,114	68,173	46,990
Rate at year-end	1.01%	6.09%	5.80%
Weighted average interest rate for the year	3.51%	6.25%	5.73%

(1)	Average balances were computed using daily averages.

(2)	Highest month-end balances were at February in 2001, October in 2000 and February in 1999.

      Advances from the Federal Home Loan Bank (“FHLB”) amounted to $30 million at December 31, 2001, and $10 million at December 31, 2000. Of the Bank’s $30 million in FHLB advances outstanding at December 31, 2001, $10 million at 4.90% was obtained in 1998, and matures on October 28, 2003, and $20 million at 5.45% was obtained in 2001, and matures on March 21, 2005. These advances are non-callable with fixed interest rates.

Capital Resources

Stockholders’ Equity

      We obtain capital primarily from retained earnings and to a lesser extent, the issuance of additional common stock through our Dividend Reinvestment Plan, and options exercised. Stockholders’ equity of $246.01 million was up $31.22 million or 14.54% compared to $214.79 at December 31, 2000. Our stockholders’ equity equaled 10.03% of total assets, compared to 9.73% of total assets at year-end 2000. The increase of $31.22 million or 14.54% in stockholders’ equity was due to the following:

•	an addition of $42.62 million from net income less payments of dividends on common stock of $9.06 million;

•	an increase of $2.24 million from issuance of additional common shares through the Dividend Reinvestment Plan and proceeds from exercise of stock options less the purchase of 138,900 shares of treasury stock during 2001, at an average price of $52.86, totaling $7.34 million;

•	an increase of $2.76 million in accumulated other comprehensive income, including:

•	a favorable difference of $1.89 million in the net unrealized holding gains on securities available-for-sale, net of tax;

•	an increase in unrealized gains totaling $566,000, net of tax, in cumulative adjustment upon adoption of SFAS No. 133;

•	an increase of $302,600 from unrealized gains on cash flow hedging derivatives, net of tax;

      We declared cash dividends of $0.25 per common share in January 2001 on 9,074,365 shares outstanding, in April 2001 on 9,086,323 shares outstanding, in July 2001 on 9,093,576 shares outstanding, and in October 2001 on 8,970,131 shares outstanding. Total cash dividends paid in 2001 amounted to $9.06 million.

      On April 6, 2001, the Board of Directors approved a stock repurchase program of up to $15 million of our common stock. The Company intends to repurchase shares under the program, from time to time, in the open market or through negotiated purchases, under conditions which allow such repurchases to be accretive to earnings, while maintaining capital ratios that exceed the guidelines for a “well capitalized” financial institution. During 2001, the Company repurchased 138,900 shares at an average price of $52.86 per share.

      On February 19, 1998 our Board of Directors adopted an “Equity Incentive Plan” (“the Plan”) which was approved by stockholders at the April 20, 1998 Annual Meeting of Stockholders. The Plan will expire on February 18, 2008.

•	On September 17, 1998, we granted 45,000 shares of common stock options with an exercise price of $33.00 per share to eligible senior officers and directors.

•	On January 20, 2000, we granted 55,000 shares of common stock options with an exercise price of $42.50 per share to eligible officers and directors.

•	On January 18, 2001, we granted 55,500 shares, and on March 15, 2001, we granted 900 shares of common stock options with an exercise price of $60.19 per share to eligible officers and directors.

      Management seeks to retain the Company’s capital at a level sufficient to support future growth, to protect depositors and stockholders, to absorb any unanticipated losses and to comply with various regulatory requirements.

Capital Adequacy

      Management seeks to retain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

      The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At year-end 2001, Tier 1 risk-based capital ratio of 11.15%, total risk-based capital ratio of 12.30%, and Tier 1 leverage capital ratio of 9.48%, continued to place Cathay Bancorp in the “well capitalized” category, which is defined as institutions with Tier 1 risk-based capital ratio equal to or greater than six percent, Tier 1 leverage capital ratio equal to or greater than five percent, and total risk-based capital ratio equal to or greater than ten percent. The comparable ratios for 2000 were Tier 1 risk-based capital ratio of 11.05%, total risk-based capital ratio of 12.25%, and Tier 1 leverage capital ratio of 9.28%.

      A table displaying the Company and the Bank’s capital and leverage ratios at year-end 2001 and 2000 is included in Note 11 to consolidated financial statements.

Liquidity

Liquidity

      Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased and securities sold under agreements to repurchase and advances from Federal Home Loan Bank (“FHLB”). At year-end 2001, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) remained relatively flat at 30.40%, compared to 30.76% at year-end 2000.

      To supplement its liquidity needs, the Bank maintains a total credit line of $52.50 million for federal funds with three correspondent banks, and master agreements with five brokerage firms whereby up to $230.00 million would be available through the sale of securities subject to repurchase. The Bank is also a shareholder of the FHLB, which enables the Bank to have access to lower cost FHLB financing when necessary. At December 31, 2001, the Bank had a total approved credit with the FHLB of San Francisco totaling $600.88 million. The total credit outstanding with the FHLB of San Francisco at December 31, 2001 was $30.00 million. These advances are non-callable, bear fixed interest rates with $10.00 million maturing in 2003 and $20.00 million maturing in 2005. These borrowings are generally secured by securities available-for-sale or by residential mortgages. “See Note 9 to the Consolidated Financial Statements.”

      Liquidity can also be provided through the sale of liquid assets, which consists of short-term investments, and securities available-for-sale. At December 31, 2001, such assets at fair value totaled $261.96 million, with $64.21 million pledged as collateral for borrowings and other commitments. The remaining $197.75 million was available to be pledged as collateral for additional borrowings.

      We had a significant portion of our time deposits maturing within one year or less as of December 31, 2001. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Company’s marketplace. However, based on our historical runoff experience, we expect the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity to the Company to meet its daily operating needs.

      Bancorp, on the other hand, obtains funding for its activities primarily through dividend income contributed by the Bank and proceeds from investments in the Dividend Reinvestment Plan and exercise of stock options. Dividends paid to Bancorp by the Bank are subject to regulatory limitations. The business activities of Bancorp consist primarily of the operation of the Bank with limited activities in other investments. Management believes Bancorp’s liquidity generated from its prevailing sources are sufficient to meet its operational needs.

      Also, see Note 12 Commitments and Contingencies of the Notes to Consolidated Financial Statements, on this Annual Report on Form 10-K.

Critical Accounting Policies

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under difference assumptions or conditions.

      Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which has a material impact on the carrying value of net loans; management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described under the heading “Allowance for Loan Losses.”

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (“SFAS No. 141”) and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.

      SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which for the Company was January 1, 2002. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company adopted SFAS No. 142 effective January 1, 2002. Assuming no impairment adjustments are necessary, the Company expects non-interest expense to decrease by approximately $661,000 in 2002, resulting from the cessation of goodwill amortization.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accrued at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management does not expect that adoption of SFAS No. 143 will have a material impact on the results of operations or financial condition of the Company.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For long-lived assets to be held and used, SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a “primary-asset” approach to determine the cash flow estimation period. For long-lived asset to be disposed of by sale, SFAS No. 144 retains the requirements of SFAS No. 121 to measure a long-lived asset classified as held-for-sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would be no longer recognized before they occur. SFAS No. 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held-for-sale, prohibits retroactive reclassification of the asset as held-for-sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from “held-for-sale” to “held-and-used.” The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. Management does not expect that adoption of SFAS No. 144 will have a material impact on the results of operations or financial condition of the Company.

Factors That May Affect Future Results

The Allowance for Loan Losses is an Estimate of Estimable and Probable Loan Losses. Actual Loan Losses in Excess of the Estimate Could Adversely Affect Our Net Income and Capital.

      The allowance for loan losses is based on management’s estimate of the estimable and probable losses from our loan portfolio. If actual losses exceed the estimate, the excess losses could adversely affect our net income and capital. Such excess could also lead to larger allowances for loan losses in future periods, which could in turn adversely affect net income and capital. Management believes that the allowance for loan losses at December 31, 2001 is adequate to cover estimable and probable losses from its loan portfolio as of that date. If economic conditions differ substantially from the assumptions used in the estimate or adverse developments arise with respect to our loans, future losses may occur, and increases in the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance. These agencies may require us to establish additional allowances based on their judgment of the information available at the time of their examinations. No assurance can be given that we will not sustain loan losses in excess of present or future levels of the allowance for loan losses.

Fluctuations in Interest Rates Could Adversely Affect Our Business.

      The interest rate risk inherent in our lending, investing, and deposit taking activities is a significant market risk to us and our business. Income associated with interest-earning assets and cost associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates, events over which we have no control, may have an adverse effect on net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. Increases in interest rates may adversely affect the ability of our floating rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs.

      Generally, the interest rates on interest-earning assets and interest-bearing liabilities of the Company do not change at the same rate, to the same extent, or on the same basis. Even assets and liabilities with similar maturities or periods of repricing may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. Certain assets, such as fixed and adjustable rate mortgage loans, have features that limit change in interest rates on a short-term basis and over the life of the asset.

      We seek to minimize the adverse effects of changes in interest rates by structuring our asset-liability composition to obtain the maximum spread. We use interest rate sensitivity analysis and a simulation model to assist us in estimating the optimal asset-liability composition. However, such management tools have inherent limitations that impair their effectiveness. There can be no assurance that we will be successful in minimizing the adverse effects of changes in interest rates. See also, “Loan Portfolio Risk Elements” and “Market Risk” below.

Inflation May Adversely Affect Our Financial Performance.

      The consolidated financial statements and related financial data presented in this report have been prepared in accordance with accounting principles generally accepted in the United States. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operation of the Company is reflected in increased operating cost. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

As We Expand Our Business Outside of California Markets, We Will Encounter Risks That Could Adversely Affect Us.

      We primarily operate in California markets with a concentration of Chinese American individuals and businesses; however, one of our strategies is to expand beyond California into other domestic markets that have concentrations of Chinese American individuals and businesses. We began this expansion with the acquisition of certain assets and assumptions of certain liabilities from Golden City Commercial Bank in New York in 1999 and the opening of the Houston loan production office, which was subsequently converted into a full-service branch in 2000. In addition, on October 5, 2001, we opened a new branch in Union City, Northern California. We have obtained regulatory approval to open a new branch in Brooklyn, New York City, and we have applied for regulatory approval to open a new branch in Sacramento, California. We expect both branches will be ready to open in the early part of the second quarter 2002. In addition, with China’s accession into the World Trade Organization and its increasing importance in the world economy, we decided to open a new representative office in Shanghai, China. We expect this office to be open in the second quarter 2002. In the course of this expansion, we will encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased operational difficulties arising from, among other things, our ability to attract sufficient business in new markets, to manage operations in noncontiguous market areas and to anticipate events or differences in markets in which we have no current experience.

      To the extent that we expand through acquisitions, such acquisitions may also adversely harm our business, if we fail to adequately address the financial and operational risks associated with such acquisitions. For example, risks can include difficulties in assimilating the operations, technology and personnel of the acquired company; diversion of management’s attention from other business concerns; inability to maintain uniform standards, controls, procedures and policies; potentially dilutive issuances of equity securities; incurrence of additional debt and contingent liabilities; use of cash resources; large write-offs; and amortization expenses related to goodwill and other intangible assets.

Adverse Economic Conditions in California and Other Regions Where the Bank Has Operations, Could Cause Us to Incur Losses.

      Our banking operations are concentrated primarily in Southern and Northern California, and secondarily in Houston, Texas, and New York City. Adverse economic conditions in these regions could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, and erode the value of loan collateral. These events could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us.

      Real estate securing our lending activity is also principally located in Southern and Northern California, and to a lesser extent, in Houston, Texas and New York City. The value of such collateral depends upon conditions in the relevant real estate markets. These include general or local economic conditions and neighborhood characteristics, real estate tax rates, the cost of operating the properties, governmental regulations and fiscal policies, acts of nature including earthquakes, flood and hurricanes (which may result in uninsured losses), and other factors beyond our control.

The Risks Inherent in Construction Lending May Adversely Affect Our Net Income.

      The risks inherent in construction lending may adversely affect our net income. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because such properties have no operating history. In these loans, loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to completion of construction, and the estimated operating cash flow to be generated by the completed project. There is no assurance that such properties will be sold or leased so as to generate the cash flow anticipated by the borrower. Such consideration can affect the borrowers’ ability to repay their obligations to us and the value of our security interest in collateral.

Our Use of Appraisals in Deciding Whether to Make a Loan on or Secured by Real Property Does Not Insure the Value of the Real Property Collateral.

      In considering whether to make a loan on or secured by real property, we generally require an appraisal of such property. However, the appraisal is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property.

We Face Substantial Competition From Larger Competitors.

      We face substantial competition for deposits and loans, as well as other banking services throughout our market area from the major banks and financial institutions that dominate the commercial banking industry. This may cause our cost of funds to exceed that of our competitors. Such banks and financial institutions have greater resources than us, including the ability to finance advertising campaigns and allocate their investment assets to regions of higher yield and demand. By virtue of their larger capital bases, such institutions have substantially greater lending limits than us and perform certain functions, including trust services, which are not presently offered by us. We also compete for loans and deposits, as well as other banking services with savings and loan associations, finance companies, money market funds, brokerage houses, credit unions and non-financial institutions.

Adverse Effects of Banking Regulations or Changes in Banking Regulations Could Adversely Affect Our Business.

      We are governed by significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of our stockholders. In the past, our business has been materially affected by such regulation and supervision. This trend is likely to continue in the future. Laws, regulations, or policies currently affecting us may change at any time. Regulatory authorities may also change their interpretation of existing laws and regulations. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. It is impossible to predict the competitive impact that any such changes would have on commercial banking in general or on our business in particular.

Adverse Effects of Changes in California Tax Law Could Cause Us to Incur Losses.

      A proposed change to California’s tax law introduced on February 21, 2002, related to registered investment companies could negatively impact the Company’s effective tax rates in future periods. As currently drafted, the change would have retroactive application to earlier years. The Company, relying on existing tax laws and an outside tax opinion, reflected California tax benefits relating to its registered investment company subsidiary in 2000 and 2001, respectively. Management cannot predict the ultimate outcome of this proposed legislation, including whether this proposed bill will be enacted in its present form, whether the final effective date of the proposed tax law will be prior to 2000 or after 2001 or whether the proposed bill will be enacted at all. If enacted in its present form, and if enacted with its current effective date of application, the Company could be required to pay additional California taxes related to earlier years, which would increase the Company’s tax expense in a future period. Further, absent a replacement tax efficient capital raising vehicle, the Company’s effective tax rate applied to current period earnings in future periods would increase.

      Management continues to evaluate long-term plans for its registered investment company subsidiary. If efforts to raise capital through this wholly owned subsidiary were discontinued, management believes the Company currently has adequate alternative sources of capital available to it and has the ability to raise sufficient funds to fund its operations in future periods and does not believe that the impact of the de-discontinuance of the registered investment company will have a material impact on the Company’s financial condition or liquidity.

Adverse Economic Conditions in Asia Could Cause Us to Incur Losses.

      While Asian economic conditions, at least outside of Japan, were reasonably satisfactory in 2001, it is difficult to predict the behavior of the Asian economy in the future. The U.S. fiscal policy and an unfavorable global economic condition may adversely impact the Asian economy. If the Asian economic conditions should deteriorate, we could be exposed to economic and transfer risk, and could experience an outflow of deposits by our Asian-American customers. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with or loans made to such entities. Adverse economic conditions may also negatively impact asset values and the profitability and liquidity of companies operating in this region.

Statutory Restrictions on Dividends and Other Distributions From the Bank May Adversely Impact Us.

      A substantial portion of our cash flow comes from dividends that the Bank pays to us. Various statutory provisions restrict the amount of dividends that the Bank can pay without regulatory approval. In addition, if the Bank were to liquidate, the Bank’s creditors would be entitled to receive distributions from the assets of the Bank to satisfy their claims against the Bank before we, as a holder of an equity interest in the Bank, would be entitled to receive any of the assets of the Bank.

Our Need to Continue to Adapt to Our Information Technology Systems to Allow Us to Provide New and Expanded Services Could Present Operational Issues and Require Significant Capital Spending.

      As we begin to offer internet banking and other on-line services to our customers, and continue to expand our existing conventional banking services, we will need to adapt our information technology systems to handle these changes in a way that meets constantly changing industry standards. This can be very expensive and may require significant capital expenditures. In addition, our success will depend, among other things, on our ability to provide secure and reliable services, anticipate changes in technology and efficiently develop and introduce services that are accepted by our customers and cost effective for us to provide. Systems failures, delays, breaches of confidentiality and other problems could harm our reputation and business.

Certain Provisions of Our Charter, Bylaws and Rights Agreement Could Make the Acquisition of Our Company More Difficult.

      Certain provisions of our Charter, Bylaws, and Rights Agreement between us and American Stock Transfer and Trust Company, as Rights Agent, could make the acquisition of our company more difficult. These provisions include authorized but unissued shares of preferred and common stock that may be issued without stockholder approval; three classes of directors serving staggered terms; preferred share purchase rights that generally become exercisable if a person or group acquires 15% or more of our common stock or announces a tender offer for 15% or more of our common stock; special requirements for stockholder proposals and nominations for director; and super-majority voting requirements in certain situations including certain types of business combinations.

Terrorist Attacks.

      The impact of the September 11th terrorist attacks or any future terrorist attacks and responses to such activities cannot be predicted at this time with respect to severity or duration. The impact could adversely affect the Company in a number of ways, including, among others, an increase in delinquencies, bankruptcies or defaults that could result in a higher level of non-performing assets, net charge-offs, and provision for loan losses.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Market Risk

      Market risk is the risk of loss from adverse changes in market prices and rates. The principal market risk to the Company is the interest rate risk inherent in our lending, investing, and deposit taking activities, due to the fact that interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent, or on the same basis.

      We actively monitor and manage our interest rate risk through analyzing the repricing characteristics of our loans, securities, and deposits on an on-going basis. The primary objective is to minimize the adverse effects of changes in interest rates on our earnings, and ultimately the underlying market value of equity, while structuring our asset-liability composition to obtain the maximum spread. Management uses certain basic measurement tools in conjunction with established risk limits to regulate its interest rate exposure. Due to the limitation inherent in any individual risk management tool, we use both an interest rate sensitivity analysis and a simulation model to measure and quantify the impact to our profitability or the market value of our assets and liabilities.

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

      The following table indicates the maturity or repricing and rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2001. Our exposure as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods based on certain assumptions. The interest rate sensitivity of our assets and liabilities presented in the table may vary if different assumptions were used or if actual experience differs from the assumptions used. As reflected in the table below, we were asset sensitive with a cumulative gap ratio of a positive 18.67% within three months, and liability sensitive with a cumulative gap ratio of a negative 5.18%

within one year at year-end 2001 compared with a positive 18.13 % within three months, and a negative 9.78% within one year at year-end 2000.

Interest Rate Sensitivity

	December 31, 2001
	Interest Rate Sensitivity Period

	Within	Over 3 Months	Over 1 Year	Over	Non-interest
	3 Months	to 1 Year	to 5 Years	5 Years	Sensitive	Total

	(Dollars in thousands)
Interest-Earning Assets:
Cash and due from banks	$1,158	$166	$—	$—	$72,190	$73,514
Federal funds Sold	13,000	—	—	—	—	13,000
Securities available-for-sale	60,725	—	93,979	94,254	—	248,958
Securities held-to-maturity	50	10,875	126,585	236,846	—	374,356
Loans receivable
Commercial loans	427,531	50,114	19,878	3,751	—	501,274
Real estate loans	52,365	886	10,771	171,703	—	235,725
Commercial mortgage loans	543,751	5,282	78,605	110,367	—	738,005
Real estate construction loans	138,259	23,677	2,660	—	—	164,596
Installment loans	2,826	3,938	13,545	13	—	20,322
Other loans	743	—	—	2	—	745

Total loans, gross(1)	1,165,475	83,897	125,459	285,836	—	1,660,667

Non-interest-earning assets, net	—	—	—	—	82,619	82,619

Total assets	$1,240,408	$94,938	$346,023	$616,936	$154,809	$2,453,114

Interest-bearing Liabilities
Deposits:
Demand	$—	$—	$—	$—	$260,427	$260,427
Money market and NOW(2)	17,129	42,163	109,076	104,088	—	272,456
Savings(2)	15,348	52,162	122,646	62,166	—	252,322
TCDs under $100	243,719	167,405	3,246	120	—	414,490
TCDs $100 and over	484,002	418,264	20,387	—	—	922,653

Total deposits	760,198	679,994	255,355	166,374	260,427	2,122,348

Securities sold under agreements to repurchase	22,114	—	—	—	—	22,114
Advances from Federal Home Loan Bank	—	—	30,000	—	—	30,000
Non-interest-bearing other liabilities	—	—	—	—	32,641	32,641
Stockholders’ equity	—	—	—	—	246,011	246,011

Total liabilities and stockholders’ equity	$782,312	$679,994	$285,355	$166,374	$539,079	$2,453,114

Interest sensitivity gap	$458,096	$(585,056)	$60,668	$450,562	$(384,270)	—
Cumulative interest sensitivity gap	$458,096	$(126,960)	$(66,292)	$384,270	$—	—
Gap ratio (% of total assets)	18.67%	(23.85)%	2.47%	18.37%	(15.66)%	—
Cumulative gap ratio	18.67%	(5.18)%	(2.71)%	15.66%	—	—

(1)	Loans are gross of the allowance for loan losses and unamortized deferred loan fees. Non-accrual loans are included in non-earning assets. Adjustable loans are included in the “within three months” category, as they are subject to an interest adjustment depending upon terms on the loan.

(2)	The Company’s own historical experience and decay factor are used to estimate the money market and NOW, and savings deposit runoff.

      Since interest rate sensitivity analysis does not measure the timing differences in the repricing of assets and liabilities, we use a net interest income simulation model to measure the extent of the differences in the behavior of the lending and funding rates to changing interest rates, so as to project future earnings or market values under alternative interest rate scenarios. Interest rate risk arises primarily through the Company’s traditional business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in interest rates and consumer preferences affect the spread between interest earned on assets and interest paid on liabilities. The net interest income simulation model is designed to measure the volatility of net interest income and net portfolio value, defined as net present value of assets and liabilities, under immediate rising or falling interest rate scenarios in 100 basis points increments.

      Although the modeling is very helpful in managing interest rate risk, it does require significant assumptions for the projection of loan prepayment rates on mortgage related assets, loan volumes and pricing, and deposit and borrowing volume and pricing, that might prove inaccurate. Because these assumptions are inherently uncertain, the model cannot precisely estimate net interest income, or precisely predict the effect of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rates changes, the differences between actual experience and the assumed volume, changes in market conditions, and management strategies among other factors. The Company monitors its interest rate sensitivity and attempts to reduce the risk of a significant decrease in net interest income caused by a change in interest rates

      We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At December 31, 2001, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 0.69%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 0.13%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 1.52%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 8.43%.

      The Company’s net interest income simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level to value the net economic value of our portfolio of assets and liabilities in our policy to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2001, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net economic value of our portfolio of assets and liabilities would decrease by 24.92%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net economic value of our assets and liabilities would increase by 24.54%.

Quantitative Information About Interest Rate Risk

      The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments’ fair values at December 31, 2001, and 2000. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

								As of December 31,

								2001		2000

	Average	Expected Maturity Date at December 31,
	Interest								Fair		Fair
	Rate	2002	2003	2004	2005	2006	Thereafter	Total	Value	Total	Value

	(Dollars in thousands)
Interest-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	1.00%	$13,000	$—	$—	$—	$—	$—	$13,000	$13,000	$19,000	$19,000
Mortgage-backed securities and collateralized mortgage obligations	6.47	5	—	3,744	270	9,491	158,362	171,872	175,184	203,199	204,007
Investment securities	5.95	71,594	31,496	38,786	37,237	99,540	172,789	451,442	456,588	361,797	362,445
Loans
Commercial	5.42	392,795	26,935	22,434	9,906	17,758	28,452	498,280	498,486	435,064	434,854
Real estate residential mortgage	6.98	890	1,343	839	3,171	5,683	219,829	231,755	234,002	216,679	215,994
Real estate commercial mortgage	6.65	79,616	46,190	83,474	51,185	64,870	400,308	725,643	726,234	619,077	612,651
Real estate construction	5.34	123,880	39,711	—	—	—	—	163,591	163,906	139,102	139,949
Installment & others	7.83	7,398	3,008	4,817	4,156	1,369	15	20,763	20,831	27,385	27,508
Interest rate swap	—	—	—	—	1,928	—	—	1,928	1,928	—	977
Interest-Sensitive Liabilities:
Other interest-bearing deposits	0.67	126,802	83,565	65,977	44,475	37,705	166,254	524,778	524,805	477,213	477,292
Time deposits	2.99	1,298,279	28,443	10,023	202	117	79	1,337,143	1,343,618	1,177,429	1,181,975
Securities sold under agreements to Repurchase	1.23	22,114	—	—	—	—	—	22,114	22,114	68,173	68,201
Advances from Federal Home Loan Bank	5.27	—	10,000	—	20,000	—	—	30,000	30,937	10,000	9,951
Off-Balance Sheet Financial Instruments:
Commitments to extend credit		594,719	30,411	5,010	644	200	45,530	676,513	(349)	619,872	(509)
Standby letters of credit		17,554	41	—	—	—	—	17,595	(64)	15,435	(63)
Others letters of credit		26,923	—	—	—	—	—	26,923	(91)	44,371	(238)
Bill of lading guarantee		12,729	—	—	—	—	—	12,729	(72)	20,729	(125)
Forward rate agreement		—	—	—	—	—	—	—	—	100,000	1,104

Financial Derivatives

      It is the policy of the Bank not to speculate on the future direction of interest rates. However, the Company enters into financial derivatives in order to seek mitigation of exposure to interest rate risks related to our interest-earning assets and interest-bearing liabilities. We believe that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in the assets or liabilities and against risk in specific transactions. In such instances, the Bank may protect its position through the purchase or sale of interest rate futures contracts for a specific cash or interest rate risk position. Other hedge transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges will require an assessment of basis risk and must be approved by the Bank’s Investment Committee. For periods prior to January 1, 2001, for those qualifying financial derivatives that altered the interest rate characteristics of assets or liabilities, the net differential to be paid or received on the financial derivative was treated as an adjustment to the yield on the underlying assets or liabilities. Interest rate financial derivatives that did not qualify for the accrual method, were recorded at fair value, with gains and losses recorded in earnings.

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

      Upon adoption of SFAS No. 133, the Company recognized all derivatives on the balance sheet at fair value. Fair value is based on dealer quotes, or quoted prices from instruments with similar characteristics. The Company uses financial derivatives designated for hedging activities as cash flow hedges. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

      The Company entered into a forward rate agreement with a notional amount of $100 million that was recorded at fair value, with gains recorded as securities gains in the accompanying consolidated statements of income and comprehensive income. The agreement expired in March 2001.

      On March 21, 2000, we entered into an interest rate swap agreement with a major financial institution in the notional amount of $20 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at December 31, 2001, was approximately three years. At December 31, 2001 the fair value of the interest rate swap was $1.93 million ($869,000, net of tax) compared to $977,000 ($566,000, net of tax) at December 31, 2000. For the twelve months ended December 31, 2001, amounts totaling $557,000 were reclassified into earnings. The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to reclassify into earnings within the next 12 months is approximately $1.06 million.

Item 8.     Financial Statements and Supplementary Data

      For financial statements, see “Index to Consolidated Financial Statements on page 64.

Item 9.     Changes in and disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information under the caption “Election of Directors” on our definitive Proxy Statement relating to our 2002 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

      The term of office of each officer is from the time of appointment until the next annual organizational meeting of the Board of Directors of Bancorp or Cathay Bank (or action in lieu of a meeting) and until the appointment of his or her successor unless, before that time, the officer resigns or is removed or is otherwise disqualified from serving as an officer of Bancorp or Cathay Bank.

      The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on our Proxy Statement is incorporated herein by reference.

Item 11.     Executive Compensation

      The information under the captions “Compensation of Directors”, “Information Concerning Management Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” in our Proxy Statement is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information under the captions “Principal Holders of Securities” and “Election of Directors” of our Proxy Statement is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information under the captions “Election of Directors” and “Certain Transactions” of our Proxy Statement is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      Documents Filed as Part of this Report

      (a)(1) Financial Statements

See Index to Consolidated Financial Statements on page 64.

      (a)(2) Financial Statement Schedules

Schedules have been omitted since they are not applicable, they are not required, or the information required to be set forth in the schedules is included in the Consolidated Financial Statements or Notes thereto.

      (a)(3) Exhibits

3.1	Restated Articles of Incorporation. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.
3.2	Restated Bylaws. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1990 and refiled herewith.
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock.
4.1	Shareholders Rights Plan. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp’s Registration Statement on Form 8-A on December 20, 2000 and incorporated herein by reference.
10.1	Form of Indemnity Agreements between Bancorp and its directors and certain officers. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.
10.2	Amended and Restated Cathay Bank Employee Stock Ownership Plan effective January 1, 1997.
10.3	Dividend Reinvestment Plan of Bancorp. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.
10.4	Equity Incentive Plan of Bancorp. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.*
22.1	Subsidiaries of Bancorp
23.1	Consent of Independent Auditors

*	Management compensatory plan

      (b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the last quarter of 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATHAY BANCORP, INC.

Date: February 26, 2002

By:	/s/ DUNSON K. CHENG

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

Signature	Title	Date

/s/ DUNSON K. CHENG Dunson K. Cheng	President, Chairman of the Board and Director (principal executive officer)	February 26, 2002

/s/ ANTHONY M. TANG Anthony M. Tang	Executive Vice President, Chief Financial Officer/ Treasurer and Director (principal financial officer) (principal accounting officer)	February 26, 2002

/s/ RALPH ROY BUON-CRISTIANI Ralph Roy Buon-Cristiani	Director	February 26, 2002

/s/ KELLY L. CHAN Kelly L. Chan	Director	February 26, 2002

/s/ MICHAEL M.Y. CHANG Michael M.Y. Chang	Secretary of the Board and Director	February 26, 2002

/s/ GEORGE T.M. CHING George T.M. Ching	Co-Vice Chairman of the Board and Director	February 26, 2002

/s/ WING K. FAT Wing K. Fat	Director	February 26, 2002

Signature	Title	Date

/s/ PATRICK S.D. LEE Patrick S.D. Lee	Director	February 26, 2002

/s/ JOSEPH C.H. POON Joseph C.H. Poon	Director	February 26, 2002

/s/ THOMAS G. TARTAGLIA Thomas G. Tartaglia	Director	February 26, 2002

/s/ WILBUR K. WOO Wilbur K. Woo	Co-Vice Chairman of the Board and Director	February 26, 2002

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Independent Auditors’ Report	65
Consolidated Statements of Condition at December 31, 2001 and 2000	66
Consolidated Statements of Income and Comprehensive Income for each of the years ended December 31, 2001, 2000 and 1999	67
Consolidated Statements of Changes in Stockholders’ Equity for each of the years ended December 31, 2001, 2000 and 1999	68
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	69
Notes to Consolidated Financial Statements	71
Parent-only condensed financial information of Cathay Bancorp, Inc. as of December 31, 2001, 2000 and 1999 is included in Note 16 to the Consolidated Financial Statements in this Annual Report on Form 10-K	94

INDEPENDENT AUDITORS’ REPORT

The Stockholders and the Board of Directors of Cathay Bancorp, Inc.:

      We have audited the accompanying consolidated statements of condition of Cathay Bancorp, Inc. and subsidiary (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cathay Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Los Angeles, California

January 16, 2002

CONSOLIDATED STATEMENTS OF CONDITION

	As of December 31,

	2001	2000

	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$73,514	$65,687
Federal funds sold and securities purchased under agreements to resell	13,000	19,000

Cash and cash equivalents	86,514	84,687
Securities available-for-sale (amortized cost of $241,788 in 2001 and $173,841 in 2000)	248,958	177,796
Securities held-to-maturity (estimated fair value of $382,814 in 2001 and $388,656 in 2000)	374,356	387,200
Loans	1,667,905	1,463,413
Less: Allowance for loan losses	(23,973)	(21,967)
Unamortized deferred loan fees	(3,900)	(4,139)

Loans, net	1,640,032	1,437,307
Other real estate owned, net	1,555	5,174
Investments in real estate, net	17,727	17,348
Premises and equipment, net	29,403	29,723
Customers’ liability on acceptances	12,729	20,355
Accrued interest receivable	14,545	15,633
Goodwill	8,880	9,744
Other assets	18,415	21,867

Total assets	$2,453,114	$2,206,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$260,427	$221,805
Interest-bearing accounts:
NOW accounts	135,650	125,647
Money market accounts	136,806	119,805
Savings accounts	252,322	231,761
Time deposits under $100	414,490	379,809
Time deposits of $100 or more	922,653	797,620

Total deposits	2,122,348	1,876,447
Securities sold under agreements to repurchase	22,114	68,173
Advances from the Federal Home Loan Bank	30,000	10,000
Acceptances outstanding	12,729	20,355
Other liabilities	19,912	17,072

Total liabilities	2,207,103	1,992,047
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized, 9,117,769 issued and 8,978,869 outstanding in 2001, and 9,074,365 issued and outstanding in 2000	90	91
Treasury stock, at cost (138,900 shares in 2001 and none in 2000)	(7,341)	—
Additional paid-in-capital	68,518	66,275
Accumulated other comprehensive income, net	5,063	2,303
Retained earnings	179,681	146,118

Total stockholders’ equity	246,011	214,787

Total liabilities and stockholders’ equity	$2,453,114	$2,206,834

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except share and per share data)
INTEREST INCOME
Interest on loans	$120,591	$126,337	$93,780
Interest on securities available-for-sale	13,762	13,473	10,551
Interest on securities held-to-maturity	23,627	24,017	26,821
Interest on federal funds sold and securities purchased under agreements to resell	1,316	686	1,881
Interest on deposits with banks	56	40	13

Total interest income	159,352	164,553	133,046

INTEREST EXPENSE
Time deposits of $100 or more	40,005	41,431	32,724
Other deposits	23,859	26,514	20,438
Other borrowed funds	2,289	6,211	4,246

Total interest expense	66,153	74,156	57,408

Net interest income before provision for loan losses	93,199	90,397	75,638
Provision for loan losses	6,373	4,200	4,200

Net interest income after provision for loan losses	86,826	86,197	71,438

NON-INTEREST INCOME
Securities gains (losses)	2,157	1,085	(3)
Letters of credit commissions	2,152	2,439	2,179
Depository service fees	5,097	4,558	3,635
Other operating income	5,373	4,674	3,044

Total non-interest income	14,779	12,756	8,855

NON-INTEREST EXPENSE
Salaries and employee benefits	23,689	22,735	19,150
Occupancy expense	3,422	3,242	2,521
Computer and equipment expense	2,928	2,773	2,573
Professional services expense	5,395	3,625	3,165
FDIC and State assessments	475	462	409
Marketing expense	1,449	1,172	1,036
Other real estate owned (income)	(3,589)	(185)	(1,416)
Operations of investments in real estate	2,257	683	(74)
Other operating expense	4,139	3,997	2,918

Total non-interest expense	40,165	38,504	30,282

Income before income tax expense	61,440	60,449	50,011
Income tax expense	18,820	21,862	19,720

Net Income	42,620	38,587	30,291

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the year	2,408	3,084	(2,229)
Cumulative adjustment upon adoption of SFAS No. 133	566	—	—
Unrealized gains on cash flow hedge derivatives	303	—	—
Less: reclassification adjustment included in net income	517	(225)	(34)

Total other comprehensive income (loss), net of tax	2,760	3,309	(2,195)

Total comprehensive income	$45,380	$41,896	$28,096

Net income per common share
Basic	$4.71	$4.26	$3.36
Diluted	$4.69	$4.25	$3.36
Basic average common shares outstanding	9,053,895	9,056,751	9,013,428
Diluted average common shares outstanding	9,082,630	9,073,885	9,017,760

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2001, 2000 and 1999

				Accumulated
	Common Stock			Other
			Additional	Comprehensive			Total
	Number		Paid-in-	Income	Retained	Treasury	Stockholders’
	of Shares	Amount	Capital	(Loss)	Earnings	Stock	Equity

	(In thousands, except share and per share amounts)
Balance at December 31, 1998	8,988,760	$90	$62,920	$1,189	$92,453	$—	$156,652
Issuances of common stock — Dividend Reinvestment Plan	44,523	—	1,600	—	—	—	1,600
Stock options exercised	300	—	9	—	—	—	9
Cash dividends of $0.805 per share	—	—	—	—	(7,248)	—	(7,248)
Change in other comprehensive income (loss)	—	—	—	(2,195)	—	—	(2,195)
Net income	—	—	—	—	30,291	—	30,291

Balance at December 31, 1999	9,033,583	90	64,529	(1,006)	115,496	—	179,109

Issuances of common stock — Dividend Reinvestment Plan	39,330	1	1,690	—	—	—	1,691
Stock options exercised	1,452	—	56	—	—	—	56
Cash dividends of $0.88 per share	—	—	—	—	(7,965)	—	(7,965)
Change in other comprehensive income (loss)	—	—	—	3,309	—	—	3,309
Net income	—	—	—	—	38,587	—	38,587

Balance at December 31, 2000	9,074,365	91	66,275	2,303	146,118	—	214,787

Issuances of common stock — Dividend Reinvestment Plan	34,657	—	1,811	—	—	—	1,811
Stock options exercised	8,747	—	432	—	—	—	432
Purchases of treasury stock	(138,900)	(1)	—	—	—	(7,341)	(7,342)
Cash dividends of $1.00 per share	—	—	—	—	(9,057)	—	(9,057)
Change in other comprehensive income (loss)	—	—	—	2,760	—	—	2,760
Net income	—	—	—	—	42,620	—	42,620

Balance at December 31, 2001	8,978,869	$90	$68,518	$5,063	$179,681	$(7,341)	$246,011

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Cash Flows from Operating Activities
Net Income	$42,620	$38,587	$30,291
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,373	4,200	4,200
Provision for losses on other real estate owned	—	71	339
Deferred tax benefit (liability)	(2,361)	637	(1,472)
Depreciation	1,472	1,500	1,331
Net gain on sale of other real estate owned	(3,376)	(263)	(1,549)
Gain on sale of investments in real estate	—	—	(394)
(Gain) Loss on sales and calls of securities	(2,222)	(1,085)	3
Write-downs on Venture Capital Investment	65	—	—
Amortization of investment security premiums, net	575	(926)	557
Amortization of goodwill	864	815	681
(Decrease) increase in deferred loan fees, net	(239)	544	(38)
Decrease (increase) in accrued interest receivable	1,088	(2,483)	(1,154)
Decrease (increase) in other assets, net	2,200	(1,372)	(2,480)
Increase (decrease) in other liabilities	2,840	9,666	(3,012)

Total adjustments	7,279	11,304	(2,988)

Net cash provided by operating activities	49,899	49,891	27,303

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(952,258)	(660,275)	(1,090,732)
Proceeds from maturity and call of investment securities available-for-sale	865,867	678,368	1,160,919
Proceeds from sale of investment securities available-for-sale	22,179	21,443	—
Purchase of mortgage-backed securities available-for-sale	—	(949)	(911)
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	8,421	6,955	9,906
Purchase of investment securities held-to-maturity	(82,313)	(47,824)	(45,255)
Proceeds from maturity and call of investment securities held-to-maturity	60,295	17,519	1,385
Purchase of mortgage-backed securities held-to-maturity	(40,052)	(29,604)	(38,157)
Proceeds from repayment of mortgage-backed securities held-to-maturity	63,155	38,802	70,851
Net increase in loans	(204,516)	(200,298)	(282,413)
Purchase of premises and equipment	(1,152)	(5,924)	(803)
Proceeds from sale of other real estate owned	6,995	3,187	4,730
Proceeds from sale of investments in real estate	—	—	1,026
Net increase in investments in real estate	(379)	(361)	(16,162)
Cash paid for the acquisition of Golden City	—	—	(5,511)

Net cash used in investing activities	(253,758)	(178,961)	(231,127)

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts, money market and savings deposits	86,187	47,899	36,835
Net increase in time deposits	159,714	106,812	124,499
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(46,059)	21,183	30,554
Increase (decrease) in borrowing from Federal Home Loan Bank	20,000	(20,000)	—
Cash dividends	(9,057)	(7,965)	(7,248)
Proceeds from shares issued to Dividend Reinvestment Plan	1,811	1,691	1,600
Proceeds from exercise of stock options	432	56	9
Purchase of treasury stock	(7,342)	—	—

Net cash provided by financing activities	205,686	149,676	186,249

Increase (decrease) in cash and cash equivalents	1,827	20,606	(17,575)
Cash and cash equivalents, beginning of the year	84,687	64,081	81,656

Cash and cash equivalents, end of the year	$86,514	$84,687	$64,081

Supplemental disclosure of cash flow information Cash paid during the year for:
Interest	$68,020	$72,644	$56,857
Income taxes	$5,561	$17,411	$20,350
Non-cash investing activities:
Transfer to investment securities available-for-sale within 90 days of maturity	$11,722	$59,858	$2,515
Net change in unrealized holding gain (loss) on securities available-for-sale, net of tax	$1,891	$3,309	$(2,195)
Cumulative adjustment upon adoption of SFAS No. 133, net of tax	$566	$—	$—
Net change in unrealized gains on cash flow hedge derivatives, net of tax	$303	$—	$—
Transfers to other real estate owned	$1,057	$5,347	$886
Loans to facilitate the sale of other real estate owned	$5,400	$1,515	$3,483
Acquisition:

The Company purchased certain assets and assumed certain liabilities of Golden City Commercial Bank for $5,511 in 1999. In conjunction with the acquisition, liabilities were assumed as follows. See Note 2.

Fair value of assets acquired	$86,779
Cash paid	(5,511)

Liabilities assumed	$81,268

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

      The accompanying consolidated financial statements include the accounts of Cathay Bancorp, Inc. (“Bancorp”), a Delaware corporation and its wholly-owned subsidiary, Cathay Bank (“Bank”), a California state-chartered bank (together, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from these estimates. The most significant estimate subject to change relates to the allowance for loan losses. Certain reclassifications have been made to the prior years’ financial statements to conform to the 2001 presentation. The following are descriptions of the more significant of these policies.

      Organization and Background. The business activities of Bancorp consist primarily of the operations of the Bank and its wholly owned subsidiaries, Cathay Investment Company (“CIC”) and Cathay Securities Fund, Inc. There are no operating business activities currently at Bancorp. Bancorp may, from time to time, explore various acquisition possibilities. Bancorp currently does not employ any persons other than its management, which includes the President, the Chief Financial Officer and the General Counsel, and does not own or lease any real or personal property. Bancorp uses the employees, premises, equipment and furniture of the Bank without the payment of any service or rental fees to the Bank. It is expected that for the near future the primary business of the Bancorp will be the ongoing business of the Bank.

      The Bank is a commercial bank, servicing primarily the individuals, professionals and small to medium-sized businesses in the local markets in which its branches are located. Its operations include the acceptance of checking, savings, and time deposits, and the making of commercial, real estate and consumer loans. The Bank also offers trade financing, letter of credit, wire transfer, spot and forward contracts, internet banking, investment services, and other customary banking services to its customers.

      Securities. Securities are classified as held-to-maturity when management has the ability and intent to hold these securities until maturity. Securities are classified as available-for-sale when management intends to hold the securities for an indefinite period of time, or when the securities may be utilized for tactical asset/liability purposes, and may be sold from time to time to manage interest rate exposure and resultant prepayment risk and liquidity needs. Securities purchased are designated as held-to-maturity or available-for-sale at the time of acquisition.

      Securities held-to-maturity are stated at cost, adjusted for the amortization of premiums and the accretion of discounts on a level-yield basis. The carrying value of these assets is not adjusted for temporary declines in fair value since the Company has the positive intent and ability to hold them to maturity. Securities available-for-sale are carried at fair value, and any unrealized holding gains or losses are excluded from earnings and reported as a separate component of stockholders’ equity, net of tax, in accumulated other comprehensive income until realized. Realized gains or losses are determined on the specific identification method. Premium and discounts are amortized or accreted as adjustment of yield on a level-yield basis.

      The cost basis of an individual security is written down, if the decline in its fair value below the amortized cost basis is other than temporary. The write-down is accounted for as a realized loss, and is included in net income. The new cost basis is not changed for subsequent recoveries in fair value.

      Loans. Loans are carried at amounts advanced, less principal payments collected and net deferred loan fees. Interest is accrued and earned daily on an actual or 360-day basis. Interest accruals on business loans and non-residential real estate loans are generally discontinued whenever the payment of interest or principal is 90 days or more past due. Such loans are placed on non-accrual status, unless the loan is well secured, and there is a high probability of recovery in full, as determined by management. When loans are placed on a non-accrual status, previously accrued but unpaid interest is reversed and charged against current period

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income, and interest is subsequently recognized only to the extent cash is received. Interest collected on non-accrual loans is applied to the outstanding principal balance unless the loan is returned to accrual status. In order to be returned to accrual status, all past due payments must be received and the loan must be paying in accordance with its payment terms. Loan origination fees and commitment fees, offset by certain direct loan origination costs, are deferred and recognized over the contractual life of the loan as a yield adjustment. If a loan is placed on non-accrual status, the amortization of the loan fees and the accretion of discounts discontinue until such time when the loan is reverted back to accruing status.

      Allowance for Loan Losses. Management believes the allowance for loan losses is being maintained at a level considered adequate to provide for estimable and probable losses. Additions to the allowance for loan losses are made monthly by charges to operating expense in the form of a provision for loan losses. All loans judged to be un-collectible are charged against the allowance while any recoveries are credited to the allowance.

      Management monitors changing economic conditions, the loan mix by category, the industry segregation and geographic distribution of the portfolio and the type of borrowers in determining the adequacy of the allowance for loan losses. Management also closely reviews its past, present and expected overall net loan losses in comparison to the existing level of the allowance. In addition, the Bank’s regulators, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make additions to its allowance for loan losses based on the judgments of the information available to them at the time of their examination.

      Impaired Loans. A loan is considered impaired when it is “probable” that a creditor will be unable to collect all amounts due (i.e. both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. The Company stratifies its loan portfolio by size and treats smaller performing loans with an outstanding balance less than the Company’s defined criteria as a homogenous portfolio. For loans with a balance in excess of $750,000, the Company conducts a periodic review of each loan in order to test for impairment. The Company recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans.

      Letter of Credit Fees. Issuance and commitment fees received for the issuance of commercial or standby letters of credit are recognized over the term of the instruments.

      Premises and Equipment. Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets:

Type	Estimated Useful Life

Buildings	15 to 45 years
Building improvements	5 to 20 years
Furniture, fixtures and equipment	3 to 25 years
Leasehold improvements	Shorter of useful lives or the terms of the lease

      Improvements are capitalized and amortized to occupancy expense over the shorter of the estimated useful life of the improvement or the term of the lease.

      Other Real Estate Owned. Real estate acquired in the settlement of loans is initially recorded and, subsequently is carried at fair value, less estimated costs to sell. Specific valuation allowances on other real estate owned are recorded through charges to operations to recognize declines in fair value subsequent to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreclosure. Gains on sales are recognized when certain criteria relating to the buyer’s initial and continuing investment in the property are met.

      Investments in Real Estate. At December 31, 2001, the Company is a limited partner in four different partnerships that invest in low income housing projects that qualify for Federal and/or State income tax credits. As further discussed in Note 7, the partnership interests are accounted for utilizing the equity method of accounting. The costs related directly to the development or the improvement of real estate are capitalized. Gains on sales are recognized when certain criteria relating to the buyer’s initial and continuing investment in the property are met.

      Goodwill. During 2001, Goodwill, which represents the excess of purchase price over fair value of net assets acquired and the related acquisition costs, was amortized on a straight-line basis over the expected periods to be benefited (generally 15 years). The amortization of goodwill ceases upon adoption of SFAS No. 142, which for the Company was January 1, 2002. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company adopted SFAS No. 142 effective January 1, 2002. Assuming no impairment adjustments are necessary, the Company expects non-interest expense to decrease by approximately $661,000 in 2002, resulting from the cessation of goodwill amortization.

      Core Deposit Premium. Core deposit premium, which represents the purchase price over the fair value of the deposits acquired from other financial institutions are amortized on a straight-line basis over the expected periods to be benefited (generally 15 years). The Company assesses the recoverability of this intangible asset by determining whether the amortization of the premium balance over its remaining life can be recovered through the remaining deposit portfolio.

      Stock-Based Compensation. The Company applies the intrinsic value method to account for stock-based compensation whereby expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pro forma net income and pro forma net income per share disclosures for employee stock option grants are based on the recognition as expense, over the vesting period, of the fair value on the date of grant of all stock-based awards.

      Derivative Financial Instruments. It is the policy of the Bank not to speculate on the future direction of interest rates. However, the Company enters into financial derivatives in order to seek mitigation of exposure to interest rate risks related to our interest-earning assets and interest-bearing liabilities. We believe that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in the assets or liabilities and against risk in specific transactions. In such instances, the Bank may protect its position through the purchase or sale of interest rate futures contracts for a specific cash or interest rate risk position. Other hedge transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges require an assessment of basis risk and must be approved by the Bank’s Investment Committee. For periods prior to January 1, 2001, for those qualifying financial derivatives that altered the interest rate characteristics of assets or liabilities, the net differential to be paid or received on the financial derivative was treated as an adjustment to the yield on the underlying assets or liabilities. Interest rate financial derivatives that did not qualify for the accrual method, were recorded at fair value, with gains and losses recorded in earnings.

      Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for financial derivatives, including certain financial derivatives

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Upon adoption of SFAS No. 133, the Company recognized all derivatives on the balance sheet at fair value. Fair value is based on dealer quotes, or quoted prices from instruments with similar characteristics. The Company uses financial derivatives designated for hedging activities as cash flow hedges. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

      Income Taxes. The provision for income taxes is based on income reported for financial statement purposes and differs from the amount of taxes currently payable, since certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes.

      The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is established, when necessary, to reduce the deferred tax assets to the amount that is more likely than not to be realized.

      Foreign Exchange Operations. The Company engages in foreign exchange transactions on behalf of its customers. Stated trading limits are maintained and monitored to ensure efficient operations. The majority of all transactions are settled on the transaction date to minimize settlement risk to the Company. The Company requires cash collateral or an approved line of credit on all forward transactions.

      Comprehensive Income. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income generally includes net income, foreign items, minimum pension liability adjustments, unrealized gains and losses on investments in securities available-for-sale, and cash flow hedges. Comprehensive income and its components are reported and displayed in the Company’s consolidated statements of income and comprehensive income. Comprehensive income is a financial reporting concept and does not affect the Company’s financial position or results of operations.

      Net Income per Common Share. Earnings per share (“EPS”) is computed on a basic and diluted basis. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the Company.

      Statement of Cash Flows. Cash and cash equivalents include short-term, highly liquid investments that generally have an original maturity of three months or less.

      Segment Information and Disclosures. Generally accepted accounting principles in the United States of America establish standards to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has concluded it has one segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (“SFAS No. 141”) and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.

      SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which for the Company was January 1, 2002. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company adopted SFAS No. 142 effective January 1, 2002. Assuming no impairment adjustments are necessary and no other changes to goodwill, the Company expects non-interest expense to decrease by approximately $661,000 in 2002, resulting from the cessation of goodwill amortization.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accrued at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management does not expect that adoption of SFAS No. 143 will have a material impact on the results of operations or financial condition of the Company.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For long-lived assets to be held and used, SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a “primary-asset” approach to determine the cash flow estimation period. For long-lived asset to be disposed of by sale, SFAS No. 144 retains the requirements of SFAS No. 121 to measure a long-lived asset classified as held-for-sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would be no longer recognized before they occur. SFAS No. 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held-for-sale, prohibits retroactive reclassification of the asset as held-for-sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from “held-for-sale” to “held-and-used.” The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. Management does not expect that adoption of SFAS No. 144 will have a material impact on the results of operations or financial condition of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Acquisition

      On December 10, 1999, the Bank entered into a Purchase and Assumption Agreement (“P&A Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”), as the Receiver of Golden City Commercial Bank to purchase certain assets and to assume certain deposits and other liabilities of Golden City as of close of business on December 10, 1999 for $5.5 million in cash. The loans, securities, cash, Federal funds sold and deposits assumed by the Bank as of the closing on December 10, 1999 were $31.2 million, $22.1 million, $8.4 million, $22.0 million, and $80.6 million, respectively. Immediately upon acquisition, the branch operations of Golden City were merged into the Bank, and the two branches of Golden City were made branches of the Bank. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of Golden City subsequent to the closing on December 10, 1999 have been included in the Company’s consolidated financial statements. The excess of the purchase price over the fair value of the net identifiable assets acquired totaled approximately $2.65 million has been recorded as core deposits intangible to be amortized over 15 years.

3.     Cash and Cash Equivalents

      The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were $3,288,000 for 2001 and $2,500,000 for 2000.

      Securities purchased under agreements to resell are collateralized by U.S. government agency and mortgaged-backed securities at December 31, 2001 and 2000. These agreements generally mature in one business day. The counter-parties to these agreements are nationally recognized investment banking firms that meet credit requirements of the Company and with whom a master repurchase agreement has been duly executed. The following table sets forth information with respect to securities purchased under resale agreements.

	2001	2000

	(In thousands)
Balance, December 31	$—	$17,000
Weighted average interest rate, December 31	—	6.55%
Average amount outstanding during the year	$27,897	$8,945
Weighted-average interest rate for the year	4.21%	5.74%
Maximum amount outstanding at any month end	$36,000	$19,500

      For those securities obtained under the resale agreements, the collateral is either held by a third party custodian or by the counter-party and segregated under written agreements that recognize the Company’s interest in the securities. Interest income associated with securities purchased under resale agreements totaled $1,149,000 for 2001, $513,000 for 2000 and $1,860,000 for 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Securities

      Securities Available-for-Sale. The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available-for-sale as of December 31, 2001 and 2000:

Available-for-sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
2001
U.S. government agencies	$113,873	$4,500	$49	$118,324
Mortgage-backed securities	8,336	213	6	8,543
Collateralized mortgage obligations	2,658	47	—	2,705
Asset-backed securities	9,994	401	—	10,395
Money market fund	20,000	—	—	20,000
Corporate bonds	57,973	2,532	171	60,334
Equity securities	28,954	34	331	28,657

Total	$241,788	$7,727	$557	$248,958

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
2000
U.S. government agencies	$75,187	$3,130	$—	$78,317
State and municipal securities	1,275	2	—	1,277
Mortgage-backed securities	13,152	70	15	13,207
Collateralized mortgage obligations	5,849	—	45	5,804
Asset-backed securities	10,452	—	82	10,370
Corporate bonds	59,466	1,119	215	60,370
Equity securities	8,460	10	19	8,451

Total	$173,841	$4,331	$376	$177,796

      The amortized cost and fair value of securities available-for-sale, except for mortgage-backed securities and collateralized mortgage obligations, at December 31, 2001, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Amortized	Fair
	Cost	Value

	(In thousands)
Due in one year or less(1)	$60,971	$60,724
Due after one year through five years	91,144	93,708
Due after five years through ten years	78,679	83,278
Mortgage-backed securities and collateralized mortgage obligations	10,994	11,248

Total	$241,788	$248,958

(1)	Equity securities are reported in this category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Proceeds from sales and repayments of securities available-for-sale were $30,600,000 during 2001 and $28,398,000 during 2000. Proceeds from maturities and calls of securities available-for-sale were $865,867,000 during 2001 and $678,638,000 during 2000. Gains realized in securities available-for-sale were $1,057,000, and losses realized were $65,000 in 2001 compared to no gains and losses realized of $18,000 in 2000. There were no gains in 1999 and losses realized in 1999 were $34,000.

      Securities Held-to-Maturity. The carrying value, gross unrealized gains, gross unrealized losses and estimated fair values of securities held-to-maturity are as follows at December 31, 2001 and 2000:

Held-to-Maturity

		Gross	Gross	Estimated
	Carrying	Unrealized	Unrealized	Fair
	Value	Gains	Losses	Value

	(In thousands)
2001
U.S. government agencies	$50,017	$1,251	$—	$51,268
State and municipal securities	69,906	2,049	380	71,575
Mortgage-backed securities	110,342	2,726	14	113,054
Collateralized mortgage obligations	50,282	657	57	50,882
Asset-backed securities	920	1	—	921
Corporate bonds	73,031	1,822	81	74,772
Other securities	19,858	484	—	20,342

Total	$374,356	$8,990	$532	$382,814

		Gross	Gross	Estimated
	Carrying	Unrealized	Unrealized	Fair
	Value	Gains	Losses	Value

	(In thousands)
2000
U.S. government agencies	$64,689	$586	$262	$65,013
State and municipal securities	68,820	1,567	422	69,965
Mortgage-backed securities	135,494	1,382	631	136,245
Collateralized mortgage obligations	48,694	182	125	48,751
Asset-backed securities	13,156	—	80	13,076
Corporate bonds	56,347	159	900	55,606

Total	$387,200	$3,876	$2,420	$388,656

      The carrying value and estimated fair value of securities held-to-maturity, except for mortgage-backed securities and collateralized mortgage obligations, at December 31, 2001, by contractual maturities are shown

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Amortized	Fair
	Cost	Value

	(In thousands)
Due in one year or less	$10,870	$11,086
Due after one year through five years	113,351	116,094
Due after five years through ten years	52,397	54,629
Due after ten years	37,114	37,069
Mortgage-backed securities and collateralized mortgage obligations	160,624	163,936

Total	$374,356	$382,814

      Proceeds from repayment of securities held-to-maturity were $63,155,000 during 2001 and $38,802,000 during 2000. Proceeds from the maturities and calls of securities held-to-maturity were $60,295,000 during 2001 and $17,519,000 during 2000. The Company realized gross realized gains of $314,000 for 2001, less than $1,000 for 2000 and $31,000 for 1999. No losses were realized for 2001, 2000 and 1999.

      Securities having a carrying value of $125,250,000 at December 31, 2001 and $209,537,000 at December 31, 2000 were pledged to secure public deposits, treasury tax and loan, securities sold under agreements to repurchase, and a line of credit with the Federal Home Loan Bank.

      Federal Home Loan Bank (“FHLB”) stock is carried at cost, and included in other assets in the Statements of Financial Condition. The carrying amount of the FHLB stock at December 31, 2001 was $5.64 million compared to $5.61 million at December 31, 2000. The Federal Home Loan Bank Act currently governs the level of stock ownership, and the stock is purchased and redeemed at par. The amount of Federal Home Loan Bank stock required is based on the member’s year-end outstanding mortgage-backed securities, residential mortgages and advances from the FHLB.

5.     Loans

      Most of the Company’s business activity is with customers located in the predominantly Asian areas of Southern and Northern California, New York City and Houston, Texas. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid-off from the operating profits of the borrowers,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

refinancing by another lender or through sale by the borrowers of the secured collateral. The components of loans in the consolidated statements of condition as of December 31, 2001 and 2000 were as follows:

	2001	2000

	(In thousands)
Type of Loans:
Commercial loans	$506,128	$442,181
Residential mortgage loans	195,562	186,926
Commercial mortgage loans	738,379	630,662
Equity lines	40,352	33,794
Real estate construction loans	166,417	142,048
Installment loans	20,322	27,329
Other loans	745	473

Gross loans	1,667,905	1,463,413

Less
Allowance for loan losses	(23,973)	(21,967)
Unamortized deferred loan fees	(3,900)	(4,139)

Net loans	$1,640,032	$1,437,307

      The Company previously sold participations in certain residential mortgage loans to buyers in the secondary market. These participations covered substantially all of the loan balances and were sold without recourse. No such sales have been made since 1998. As of December 31, 2001, the Company had $3,580,000 of these loans in its servicing portfolio. There were no loans held for sale as of December 31, 2001 and 2000. The Company pledged approximately $96,413,000 of its residential mortgage loans as of December 31, 2001 and $76,463,000 as of December 31, 2000 to secure a line of credit with the Federal Home Loan Bank.

      The allowance for loan losses is a significant estimate that can and does change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. An analysis of the activity in the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 is as follows:

	2001	2000	1999

	(In thousands)
Balance at beginning of year	$21,967	$19,502	$15,970
Provision for loan losses	6,373	4,200	4,200
Loans charged-off	(4,663)	(1,905)	(1,731)
Recoveries of charged-off loans	296	170	1,063

Balance at end of year	$23,973	$21,967	$19,502

      The Company had identified impaired loans with a recorded investment to be approximately $19,350,000 as of December 31, 2001 and $27,818,000 as of December 31, 2000. The average balances of impaired loans were $23,465,000 for 2001, $29,516,000 for 2000, and $26,707,000 for 1999. Interest collected on impaired loans totaled $959,000 in 2001, $2,120,000 in 2000 and $2,047,000 in 1999. The Bank recognizes interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income on impaired loans based on its existing method of recognizing interest income on non-accrual loans. The following table is a breakdown of impaired loans and the related specific allowance:

	Recorded		Allocated
	Investment	Allowance	Net Balance

	(In thousands)
2001
Commercial	$6,924	$2,143	$4,781
Commercial mortgage	12,426	1,764	10,662

Total	$19,350	$3,907	$15,443

	Recorded		Allocated
	Investment	Allowance	Net Balance

	(In thousands)
2000
Commercial	$13,868	$3,682	$10,186
Commercial mortgage	13,208	1,881	11,327
Other	742	133	609

Total	$27,818	$5,696	$22,122

      The Company has entered into transactions with its directors, significant stockholders and their affiliates (“Related Parties”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of December 31, 2001. An analysis of the activity with respect to loans to Related Parties is as follows:

(In thousands)
Balance at December 31, 1999	$12,112
Additional loans made	1,036
Payments received	(249)

Balance at December 31, 2000	12,899
Additional loans made	21,060
Payments received	(15,147)

Balance at December 31, 2001	$18,812

      The following is a summary of non-accrual loans and troubled debt restructurings as of December 31, 2001, 2000 and 1999 and the related net interest foregone for the years then ended:

	2001	2000	1999

	(In thousands)
Non-accrual Loans	$7,238	$14,696	$13,696

Contractual interest due	$823	$1,408	$1,396
Interest recognized	96	627	234

Net interest foregone	$727	$781	$1,162

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001	2000	1999

	(In thousands)
Troubled Debt Restructurings	$4,726	$4,531	$4,581

Contractual interest due	$409	$422	$429
Interest recognized	370	407	414

Net interest foregone	$39	$15	$15

      As of December 31, 2001, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, impaired or in non-accrual status.

6.     Other Real Estate Owned

      The balance of other real estate owned at December 31, 2001 was $1,555,000 and at December 31, 2000 was $5,174,000. The valuation allowance was $131,000 at December 31, 2001 and December 31, 2000. The following table presents the components of other real estate owned expense (income) for the year ended:

	2001	2000	1999

	(In thousands)
Operating expense (income)	$(213)	$7	$(206)
Provision for losses	—	71	339
Net loss (gain) on disposal	(3,376)	(263)	(1,549)

Total other real estate owned (income) expense	$(3,589)	$(185)	$(1,416)

      An analysis of the activity in the allowance for other real estate losses for the years ended December 31, 2001, 2000, and 1999 is as follows:

	2001	2000	1999

Balance, beginning of year	$131	$614	$494
Provision for losses	—	71	339
Charge-offs on disposal	—	(554)	(219)

Balance, end of year	$131	$131	$614

7.     Investments in Real Estate

      The Company’s investments in real estate were $17,727,000 as of December 31, 2001 and $17,348,000 as of December 31, 2000, consisting of four investments in limited partnerships formed for the purpose of investing in low income housing projects, qualified for Federal low income housing tax credits. The limited partnerships are expected to generate tax credits over a weighted average remaining period of approximately eight years. In addition to the Federal tax credits, the California Corporate Tax Credit Fund also qualified for State tax credits. See Note 10 of the notes to consolidated financial statements for income tax effects. In 2001, the Company contributed approximately $2,637,000 to Wilshire Courtyard, the senior housing construction

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

project, completed in 2001. The following table presents the details of the four projects as of December 31, 2001 and 2000:

			December 31,
	Percentage of	Acquisition
	Ownership	Date	2001	2000

	(Dollars in thousands)
Las Brisas	49.50%	Dec 1993	$—	$189
Los Robles	99.00%	Aug 1995	386	393
California Corporate Tax Credit Fund III	32.50%	Mar 1999	12,426	14,127
Wilshire Courtyard	99.90%	May 1999	4,915	2,639

			$17,727	$17,348

      The Company’s 99.0% and 99.90% interest in the Los Robles and Wilshire Courtyard limited partnerships were not consolidated as of December 31, 2001 and 2000 because the Company did not have ability to exercise significant influence over the operation of the partnerships. The Company’s investments are accounted for utilizing the equity method of accounting. The Company recognized a net loss of approximately $2,257,000 in 2001, $683,000 in 2000 and $334,000 in 1999 from the partnerships’ operations. The Company recognized a gain of $394,000 from the sale of a strip mall in 1999 and a net gain of $409,000 for 1999 from the operations.

8.     Premises and Equipment

      Premises and equipment consisted of the following at December 31, 2001 and 2000:

	2001	2000

	(In thousands)
Land and land improvements	$11,800	$11,800
Building and building improvements	17,685	17,525
Furniture, fixtures and equipment	14,414	14,169
Other	2,512	2,199
Construction in process	291	716

	46,702	46,409
Less: Accumulated depreciation	17,299	16,686

Premises and equipment, net	$29,403	$29,723

      The amount of depreciation included in operating expense was $1,472,000 in 2001, $1,500,000 in 2000, and $1,331,000 in 1999.

9.     Borrowings

      Securities Sold under Agreements to Repurchase. The underlying collateral pledged for the repurchase agreements consists of U.S. government agency and mortgage-backed securities with a carrying value of $37,894,000, and a fair value of $38,295,000 as of December 31, 2001, and are held by a custodian and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintained under the Company’s control. These borrowings generally mature in less than 30 days. The table below provides comparative data for securities sold under agreements to repurchase:

	December 31,

	2001	2000	1999

	(In thousands)
Average amount outstanding during the year(1)	$34,799	$70,701	$55,519
Maximum amount outstanding at month-end(2)	55,412	110,145	79,185
Balances, December	22,114	68,173	46,990
Rate at year-end	1.01%	6.09%	5.80%
Weighted average interest rate for the year	3.51%	6.25%	5.73%

(1)	Average balances were computed using daily averages.

(2)	Highest month-end balances were at February in 2001, October in 2000 and February in 1999.

      Advances from the Federal Home Loan Bank. As of December 31, 2001, the Bank had obtained two advances from the Federal Home Loan Bank of San Francisco totaling $30,000,000. These advances are non-callable with fixed interest rates. The advance for $10,000,000 at 4.90% was obtained in 1998, and matures on October 28, 2003. The advance for $20,000,000 at 5.45% was obtained in 2001, and matures on March 21, 2005.

10.     Income Taxes

      For the years ended December 31, 2001, 2000 and 1999, the current and deferred amounts of the income tax expense are summarized as follows:

	2001	2000	1999

	(In thousands)
Current
Federal	$19,367	$19,321	$15,377
State	1,814	1,904	5,815

	21,181	21,225	21,192

Deferred
Federal	(1,350)	479	(1,159)
State	(1,011)	158	(313)

	(2,361)	637	(1,472)

Total income tax expense	$18,820	$21,862	$19,720

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Deferred tax assets and liabilities for the years ended December 31, 2001 and 2000 are as follows:

	2001	2000

	(In thousands)
Deferred Tax Assets
Difference between provisions for loan losses for tax and financial reporting purposes	$9,275	$8,508
Difference between provisions for other real estate owned losses for tax and financial reporting purposes	71	55
State income tax	705	307
Other, net	676	—

Gross deferred tax assets	10,727	8,870

Deferred Tax Liabilities
Use of accelerated depreciation for tax purposes	(1,312)	(1,272)
Deferred loan fees	—	(2)
FHLB stock dividend	(1,115)	(1,170)
Unrealized holding gain on securities available-for-sale, net	(3,043)	(1,670)
Unrealized gain on cash flow hedge derivatives	(706)	—
Other, net	(368)	(855)

Gross deferred tax liabilities	(6,544)	(4,969)

Net deferred tax assets	$4,183	$3,901

      Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for 2000 are primarily the result of adjustments to conform to the tax returns as filed.

      In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Bank will realize all benefits related to these deductible temporary differences.

      Included in other assets in the statements of conditions, at December 31, 2001 and 2000 were net deferred tax assets of $4,183,000 for 2001 and $3,901,000 for 2000. Other assets as of December 31, 2001 and 2000 included a current income tax receivable of $996,000 for 2001 and $1,675,000 for 2000. Other liabilities as of December 31, 2001 and 2000 include a current income tax payable $19,370,000 for 2001 and $4,429,000 for 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense results in effective tax rates that differ from the statutory Federal income tax rate for the years indicated as follows:

	2001		2000		1999

	(In thousands)
Tax provision at Federal statutory rate	$21,504	35.00%	$21,157	35.00%	$17,504	35.00%
State income taxes, net of Federal income tax benefit	522	0.85	1,340	2.22	3,576	7.15
Interest on obligations of state and political subdivisions, which are exempt from Federal taxation	(72)	(0.12)	(1,240)	(2.05)	(1,081)	(2.16)
Low income housing tax credits	(2,294)	(3.73)	(947)	(1.57)	(319)	(0.64)
Non-deductible expense-
Amortization of goodwill	236	0.38	231	0.38	240	0.48
Other, net	(1,076)	(1.75)	1,321	2.19	(200)	(0.40)

Total income tax expense	$18,820	30.63%	$21,862	36.17%	$19,720	39.43%

11.     Stockholders’ Equity and Earnings per Share

      As a bank holding company, Bancorp’s ability to pay dividends will depend upon the dividends it receives from the Bank and on the income it may generate from any other activities in which Bancorp may engage, either directly or through other subsidiaries. Currently, since Bancorp does not have any other significant business activities outside the Bank’s operations, its ability to pay dividends will depend solely on dividends received from the Bank.

      Under California State banking law, the Bank may not pay a cash dividend, without regulatory approval, which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. The amount of retained earnings available for cash dividends as of December 31, 2001 is restricted to approximately $87,228,000 under this regulation.

      The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.” A well capitalized institution must have a Tier 1 capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5%. At December 31, 2001, the Bank was in compliance with the minimum capital requirements and is considered well capitalized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s and the Bank’s capital and leverage ratios as of December 31, 2001 and 2000 are presented in the tables below:

	Company			Bank			Company			Bank
	As of December 31, 2001			As of December 31, 2001			As of December 31, 2000			As of December 31, 2000

	Balance		Percentage	Balance		Percentage	Balance		Percentage	Balance		Percentage

	(Dollars in thousands)
Tier I Capital (to risk-weighted assets)	$231,916	(1)	11.15%	$224,239	(1)	10.80%	$202,741	(2)	11.05%	$194,694	(2)	10.64%
Tier I Capital minimum requirement	83,231		4.00	83,064		4.00	73,370		4.00	73,184		4.00

Excess	$148,685		7.15%	$141,175		6.80%	$129,371		7.05%	$121,510		6.64%

Total Capital (to risk-weighted assets)	$255,904	(1)	12.30%	$248,227	(1)	11.95%	$224,708	(2)	12.25%	$216,661	(2)	11.84%
Total Capital minimum requirement	166,462		8.00	166,129		8.00	146,740		8.00	146,369		8.00

Excess	$89,442		4.30%	$82,098		3.95%	$77,968		4.25%	$70,292		3.84%

Risk-weighted assets	$2,080,776			$2,076,608			$1,834,252			$1,829,609
Tier I Capital (to average assets) -
Leverage ratio	$231,916	(1)	9.48%	$224,239	(1)	9.18%	$202,741	(2)	9.28%	194,694	(2)	8.93%
Minimum leverage requirement	97,843		4.00	97,665		4.00	87,387		4.00	87,251		4.00

Excess	$134,073		5.48%	$126,574		5.18%	$115,354		5.28%	$107,443		4.93%

Total average assets	$2,446,084	(3)		$2,441,623	(3)		$2,184,666	(3)		$2,181,272	(3)

(1) Excluding accumulated other comprehensive income of $5,063,000 and goodwill of $8,880,000.

(2) Excluding accumulated other comprehensive income of $2,303,000 and goodwill of $9,744,000.

(3) Average assets represent average balances for the fourth quarter of 2001 and the fourth quarter of 2000.

      The Board of Directors of Bancorp is authorized to issue preferred stock in one or more series and to fix the voting powers, designations, preferences or other rights of the shares of each such class or series and the qualifications, limitations and restrictions thereon. Any preferred stock issued by Bancorp may rank prior to Bancorp common stock as to dividend rights, liquidation preferences, or both, may have full or limited voting rights, and may be convertible into shares of Bancorp common stock. No preferred stock has been issued as of December 31, 2001.

      On November 16, 2000, Bancorp’s Board of Directors adopted a Rights Agreement between Bancorp and American Stock Transfer and Trust Company, as Rights Agent, and declared a dividend of one preferred share purchase right for each outstanding share of Bancorp common stock. The dividend was payable on January 19, 2001 to stockholders of record at the close of business on the record date, December 20, 2000. Each preferred share purchase right entitles the registered holder to purchase from Bancorp one one-thousandth of a share of Bancorp’s series A junior participating preferred stock at a price of $200, subject to adjustment. In general, the rights become exercisable if, after December 20, 2000, a person or group acquires 15% or more of Bancorp’s common stock or announces a tender offer for 15% or more of the common stock. The Board of Directors is entitled to redeem the rights at one cent per right at any time before any such person acquires 15% or more of the outstanding common stock. The rights will expire in ten years. The complete terms and conditions of the rights are contained in the Rights Agreement, between Bancorp and the Rights Agent, which was filed as an exhibit to Bancorp’s Form 8-A on December 20, 2000. The Rights Agreement is a successor to Bancorp’s prior rights agreement, which expired at the close of business on December 20, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years indicated.

	Year Ended			Year Ended			Year Ended
	December 31, 2001			December 31, 2000			December 31, 1999

			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(In thousands, except share and per share data)
Net income	$42,620			$38,587			$30,291

Basic EPS income available to common stockholders	$42,620	9,053,895	$4.71	$38,587	9,056,751	$4.26	$30,291	9,013,428	$3.36
Effect of dilutive stock options		28,735			17,134			4,332
Diluted EPS income available to common stockholders	$42,620	9,082,630	$4.69	$38,587	9,073,885	$4.25	$30,291	9,017,760	$3.36

12.     Commitments and Contingencies

      Litigation. The Company is involved in various litigation concerning transactions entered into during the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of such litigation will have a material effect upon its financial condition or results of operations.

      Lending. In the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments included commitments to extend credit in the form of loans or through commercial or standby letters of credit and financial guarantees. Those instruments represent varying degrees of exposure to risk in excess of the amounts included in the accompanying consolidated statements of condition. The contractual or notional amount of these instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the level of expected losses, if any.

      The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.

      Financial instruments whose contract amounts represent the amount of credit risk include the following:

	2001	2000

	(In thousands)
Commitments to extend credit	$676,513	$619,872
Standby letters of credit	17,595	15,435
Other letters of credit	26,923	44,371
Bill of lading guarantee	12,729	20,729

Total	$733,760	$700,407

      Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment agreement. These commitments generally have fixed expiration

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dates and are expected to expire without being drawn upon. The total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrowers.

      As of December 31, 2001, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

      The Company’s exposure to credit risk from this financial guarantee is essentially the same as if the Company was the owner of the corporation debt. At December 31, 2001 the Company has no outstanding financial guarantees.

      Letters of credit and bill of lading guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in making loans to customers.

      As of December 31, 2001, the Company had available credit lines with other financial institutions in the amount of $332,500,000.

      Derivative Financial Instruments. The Company entered into a forward rate agreement with a notional amount of $100 million that was recorded at fair value, with gains recorded as securities gains in the accompanying consolidated statements of income and comprehensive income. The agreement expired in March 2001.

      On March 21, 2000, we entered into an interest rate swap agreement with a major financial institution in the notional amount of $20 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at December 31, 2001, was approximately three years. At December 31, 2001 the fair value of the interest rate swap was $1.93 million ($869,000, net of tax) compared to $977,000 ($566,000, net of tax) at January 1, 2001. For the twelve months ended December 31, 2001, amounts totaling $557,000 were reclassified into earnings. The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to reclassify into earnings within the next 12 months is approximately $1.06 million.

      Leases. The Company is obligated under a number of operating leases for premises and equipment with terms ranging from 1 to 55 years, many of which provide for periodic adjustment of rentals based on changes in various economic indicators. Rental expense was $2,269,000 for 2001, $2,200,000 for 2000 and $1,823,000 for 1999. The following table shows future minimum payments under operating leases with terms in excess of one year as of December 31, 2001.

Commitments

(In thousands)
Year ended December 31,
2002	$1,664
2003	1,531
2004	1,356
2005	1,318
2006	1,129
Thereafter	9,594

Total minimum lease payments	$16,592

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rental income was $450,000 for 2001, $437,000 for 2000, and $443,000 for 1999. The following table shows future rental payments to be received under operating leases with terms in excess of one year as of December 31, 2001:

Commitments

(In thousands)
Year ended December 31,
2002	$429
2003	343
2004	208
2005	40
2006	16
Thereafter	—

Total minimum lease payments to be received	$1,036

13.     Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

      Cash and Short-term Instruments. For cash and short-term instruments, the carrying amount was assumed to be a reasonable estimate of fair value.

      Investment Securities. For securities (which include securities available-for-sale, and securities held-to-maturity), fair values were based on quoted market prices at the reporting date. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

      Loans. Fair values were estimated for portfolios of loans with similar financial characteristics. Each loan category was further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.

      The fair value of performing loans was calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.

      Fair value for non-performing real estate loans was based on recent external appraisals of the underlying collateral of the loan. If appraisals were not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are determined judgmentally using available market information and specific borrower information.

      Deposit Liabilities. The fair value of demand deposits, savings accounts, and certain money market deposits was assumed to be the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit was estimated using the rates currently offered for deposits with similar remaining maturities.

      Other Borrowings. This category includes Federal funds purchased and securities sold under repurchase agreements, and other short-term borrowings. The carrying amount is a reasonable estimate of fair value because of the relatively short period of time between the origination of the instrument and its expected realization.

      Advances from Federal Home Loan Bank. The fair value of the advances is estimated by discounting the projected cash flows using the U.S. Treasury curve adjusted to approximate current entry-value interest rates applicable and similar obligations issued by the Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Off-Balance-Sheet Financial Instruments. The fair value of commitments to extend credit, standby letters of credit, and financial guarantees written were estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. The fair value of guarantees and letters of credit was based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter-parties at the reporting date.

      The fair value of interest rate swap and forward rate agreements were based on quoted market prices at the reporting date. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

      Fair value estimates were made at specific points in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates were subjective in nature and involved uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair Value of Financial Instruments

	As of December 31, 2001		As of December 31, 2000

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Financial Assets
Cash and due from banks	$73,514	$73,514	$65,687	$65,687
Federal funds sold and securities purchased under agreements to resell	13,000	13,000	19,000	19,000
Securities available-for-sale	248,958	248,958	177,796	177,796
Securities held-to-maturity	374,356	382,814	387,200	388,656
Loans, net	1,640,032	1,643,459	1,437,307	1,430,956
Interest rate swap	1,928	1,928	—	—
Financial Liabilities
Deposits	2,122,348	2,128,850	1,876,447	1,881,071
Securities sold under agreements to repurchase	22,114	22,114	68,173	68,201
Advances from Federal Home Loan Bank	30,000	30,937	10,000	9,951

	As of December 31, 2001		As of December 31, 2000

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$676,513	$(349)	$619,872	$(509)
Standby letters of credit	17,595	(64)	15,435	(63)
Other letters of credit	26,923	(91)	44,371	(238)
Bill of lading guarantee	12,729	(72)	20,729	(125)
Interest rate swap	—	—	20,000	977
Forward rate agreement	—	—	100,000	1,104

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Employee Benefit Plans

      Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company makes annual contributions to a trust in the form of either cash or common stock of the Company for the benefit of eligible employees. Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations. The Company also pays for the administration of this plan and of the trust. The ESOP purchased 14,459 shares in 2001, 18,755 shares in 2000, and 33,163 shares in 1999 of the Bancorp’s stock at an aggregate cost of $773,163 in 2001, $812,359 in 2000, and $1,162,829 in 1999. The shares purchased in 2001 included 4,200 shares bought on the open market and 10,259 shares bought through the Dividend Reinvestment Plan. The shares purchased in 2000 included 7,500 shares bought on the open market and 11,255 shares bought through the Dividend Reinvestment Plan. The shares purchased in 1999 included 20,160 shares bought on the open market and 13,003 shares bought through the Dividend Reinvestment Plan. The Company contributed $598,500 in 2001, $564,800 in 2000, and $537,200 in 1999 to the trust. The expense was charged to salaries and employee benefits in the accompanying consolidated statements of income and comprehensive income. In 2001, distribution of benefits to participants totaled 43,851 shares. As of December 31, 2001, the ESOP owned 552,244 shares or 6.15% of the Company’s outstanding common stock.

      Cathay Bancorp, Inc. 401(k) Plan. In 1997, the Board approved the Cathay Bancorp, Inc. 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed three months of service and have attained the age of 21 are eligible to participate. Enrollment dates are on January 1st, April 1st, July 1st and October 1st of each year.

      Participants may contribute up to 15% of their compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. The Company matches 50% of the participants’ contribution up to 4% of their compensation after one year of service. The vesting schedule for the matching contribution is 0% for less than two years of service, 25% after two years of service and from then on, at an increment of 25% each year until 100% vested after five years of service. The Company’s contribution amounted to $227,879 in 2001, $198,119 in 2000, and $186,736 in 1999.

      The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations. Participants may also borrow up to 50% of the vested amount, up to a maximum of $50,000. The minimum loan amount is $1,000.

15.  Equity Incentive Plans

      In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, directors and eligible employees may be granted incentive or non-statutory stock options, or awarded restricted stock, for up to 1,075,000 shares of the Company’s common stock. The Equity Incentive Plan currently expires on February 2008.

      The Company granted non-statutory stock options to selected bank officers and non-employee directors in 1998 to purchase a total of 45,000 shares, in 2000 to purchase a total of 55,000 shares, and in 2001 to purchase a total of 56,400 shares of the Company’s common stock. The exercise price per share of these non-statutory stock options is equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events). If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted-Average
	Shares	Exercise Price

Balance, December 31, 1998	45,000	$33.00
Granted	—	—
Exercised	(300)	33.00
Forfeited	—	—
Expired	—	—
Cancelled	—	—

Balance, December 31, 1999	44,700	$33.00

Granted	55,000	42.50
Exercised	(1,452)	33.00
Forfeited	(420)	42.50
Expired	—	—
Cancelled	—	—

Balance, December 31, 2000	97,828	$38.30

Granted	56,400	60.19
Exercised	(8,747)	35.10
Forfeited	(11,870)	49.87
Expired	—	—
Cancelled	—	—

Balance, December 31, 2001	133,611	$46.72

      The following table shows stock options outstanding and exercisable as of December 31, 2001, the corresponding exercise prices and the weighted-average contractual life remaining.

	Outstanding

		Weighted-Average
Exercise		Remaining Contractual	Exercisable
Price	Shares	Life (in Years)	Shares

$33.00	35,092	6.8	17,092
42.50	47,789	8.1	3,789
60.19	50,730	9.0	—

	133,611	8.1	20,881

      No compensation cost has been recognized for its stock option plans in the consolidated financial statements.

      The Company estimated the fair value of options granted in 2001, 2000, and 1998 using the Black-Scholes option-pricing model with following assumptions: (i) an expected life of the option of four years, (ii) a stock price volatility of 35.80% in 2001, 33.88% in 2000 and 33.5% in 1998 based on daily market prices for the preceding four-year period, (iii) an expected dividend yield of 1.66% per share per annum in 2001, 2.1% per share per annum in 2000, and 1.9% per share per annum in 1998, and (iv) a risk-free interest rate of 3.89% in 2001, 5.1% in 2000 and 4.5% in 1998. The fair value of the options was calculated to be $17.56 per share for options granted in 2001 at the date of grant, $12.05 per share for options granted in 2000 at the date of grant and $9.21 per share for options granted in 1998 at the date of grant.

      If the compensation cost for the Company’s stock option plan had been determined with the fair value at the grant dates, computed using the assumptions above, for awards under the Plan consistent with the method

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for 2001, 2000, and 1999 would have been reduced to the pro forma amounts indicated below.

	2001	2000	1999

	(In thousands,
	except per share data)
Net income
As reported	$42,620	$38,587	$30,291
Pro forma	42,276	38,457	30,237
Basic net income per share
As reported	4.71	4.26	3.36
Pro forma	4.67	4.25	3.35
Diluted net income per share
As reported	4.69	4.25	3.36
Pro forma	4.65	4.24	3.35

16.     Condensed Financial Information of Cathay Bancorp, Inc. (Unaudited)

      The condensed financial information of Cathay Bancorp, Inc. as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000, and 1999 were as follows:

Statements of Condition

	Year Ended December 31,

	2001	2000

	(In thousands, except
	share and per share data)
Assets
Cash	$3,248	$4,701
Investment securities	3,999	3,409
Investment in subsidiary — Cathay Bank	238,335	206,740
Other assets	500	—

Total assets	$246,082	$214,850

Liabilities
Accrued expenses	$71	$63

Total liabilities	71	63

Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized, 9,117,769 issued and 8,978,869 outstanding in 2001, and 9,074,365 issued and outstanding in 2000	90	91
Treasury stock, at cost (138,900 shares in 2001 and none in 2000)	(7,341)	—
Additional paid-in-capital	68,518	66,275
Accumulated other comprehensive income, net	5,063	2,303
Retained earnings	179,681	146,118

Total stockholders’ equity	246,011	214,787

Total liabilities and stockholders’ equity	$246,082	$214,850

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Income and Comprehensive Income

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Cash dividends from Cathay Bank	$14,058	$7,965	$7,248
Other expenses	(469)	(280)	(321)

Income before income tax expense	13,589	7,685	6,927
Income tax benefit	196	118	136

Income before undistributed earnings of subsidiary	13,785	7,803	7,063

Equity in undistributed earnings of subsidiary	28,835	30,784	23,228

Net income	42,620	38,587	30,291

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the year	2,408	3,084	(2,229)
Cumulative adjustment upon adoption of SFAS No. 133	566	—	—
Unrealized gains on cash flow hedge derivatives	303	—	—
Less: reclassification adjustments included in net income	517	(225)	(34)

Total other comprehensive income (loss), net of tax	2,760	3,309	(2,195)

Total comprehensive income	$45,380	$41,896	$28,096

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from Operating Activities
Net income	$42,620	$38,587	$30,291
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(28,835)	(30,784)	(23,228)
Increase in accrued expenses	8	22	—
Other assets	(500)	—	—

Net cash provided by operating activities	13,293	7,825	7,063

Cash Flows from Investing Activities
Purchase of investment securities	(590)	(3,409)	—

Net cash used in investing activities	(590)	(3,409)	—

Cash Flows from Financing Activities
Cash dividends	(9,057)	(7,965)	(7,248)
Proceeds from shares issued under the Dividend Reinvestment Plan	1,811	1,690	1,600
Proceeds from exercise of stock options	432	56	9
Purchase of treasury stock	(7,342)	—	—

Net cash used in financing activities	(14,156)	(6,219)	(5,639)

Increase in cash and cash equivalents	(1,453)	(1,803)	1,424
Cash and cash equivalents, beginning of year	4,701	6,504	5,080

Cash and cash equivalents, end of year	$3,248	$4,701	$6,504

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$150	$150	$150
Non-cash investing activities:
Net change in unrealized holding gains (losses) on securities available-for-sale, net of tax	$2,760	$3,309	$(2,195)

17.     Dividend Reinvestment Plan

      The Company has a dividend reinvestment plan which allows for participants’ reinvestment of cash dividends and certain additional optional investments in the Company’s common stock. Shares issued under the plan and the consideration received were 34,657 for $1,811,507 in 2001, 39,330 for $1,690,664 in 2000 and 44,523 for $1,600,173 for 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Quarterly Results of Operations (Unaudited)

      The following table sets forth selected unaudited quarterly financial data:

Summary of Operations

	2001				2000

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Interest income	$36,608	$39,977	$40,721	$42,046	$43,834	$43,039	$40,292	$37,388
Interest expense	13,121	15,965	17,660	19,407	20,644	19,557	17,861	16,094

Net interest income	23,487	24,012	23,061	22,639	23,190	23,482	22,431	21,294
Provision for loan losses	2,773	1,200	1,200	1,200	1,050	1,050	1,050	1,050

Net interest income after provision for loan losses	20,714	22,812	21,861	21,439	22,140	22,432	21,381	20,244

Non-interest income	3,721	4,154	3,052	3,852	4,466	2,746	2,795	2,749
Non-interest expense	8,461	10,253	10,340	11,111	10,463	9,493	9,296	9,252

Income before income tax expense	15,974	16,713	14,573	14,180	16,143	15,685	14,880	13,741
Income tax expense	4,437	5,208	4,375	4,800	6,449	4,233	5,793	5,387

Net income	11,537	11,505	10,198	9,380	9,694	11,452	9,087	8,354

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the year	(811)	2,201	(730)	1,748	2,152	984	338	(390)
Cumulative adjustment upon adoption of SFAS No. 133	—	—	—	566	—	—	—	—
Unrealized gains (losses) on cash flow hedge derivatives	(316)	511	(148)	256	—	—	—	—
Less: reclassification adjustments included in net income	127	287	79	24	—	(2)	2	(225)

Total other comprehensive income (loss) net of tax	(1,254)	2,425	(957)	2,546	2,152	986	336	(165)

Total comprehensive income	$10,283	$13,930	$9,241	$11,926	$11,846	$12,438	$9,423	$8,189

Basic net income per common share	$1.29	$1.27	$1.12	$1.03	$1.07	$1.26	$1.00	$0.92
Diluted net income per common share	$1.28	$1.27	$1.12	$1.03	$1.07	$1.26	$1.00	$0.92