Form 10-Q
period 2002-03-31
CATHAY BANCORP INC
filed 2002-05-15
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                         March 31, 2002

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

Common stock, $.01 par value, 17,991,940 shares outstanding as of May 3, 2002

CATHAY BANCORP, INC. AND SUBSIDIARY

1ST QUARTER 2002 REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Business
Basis of Presentation
Critical Accounting Policies
Recent Accounting Pronouncements
Financial Derivatives
Earnings per Share
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Consolidated Income Statement Review
Financial Condition Review
Capital Resources
Asset Quality Review
Capital Adequacy Review
Liquidity
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Financial Derivatives
PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
Item 3. DEFAULTS UPON SENIOR SECURITIES
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 5. OTHER INFORMATION
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CATHAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share and per share data)	March 31, 2002	December 31, 2001	% change

Assets
Cash and due from banks	$65,318	$73,514	(11)
Federal funds sold and securities purchased under agreements to resell	25,500	13,000	96
Cash and cash equivalents	90,818	86,514	5
Securities available-for-sale, (amortized cost of $305,291 in 2002 and $241,788 in 2001)	308,168	248,958	24
Securities held-to-maturity, (estimated fair value of $361,438 in 2002 and $382,814 in 2001)	356,608	374,356	(5)
Loans	1,681,005	1,667,905	1
Less: Allowance for loan losses	(24,034)	(23,973)	—
Unamortized deferred loan fees	(3,848)	(3,900)	(1)
Loan, net	1,653,123	1,640,032	1
Other real estate owned, net	1,230	1,555	(21)
Investments in real estate, net	21,985	17,727	24
Premises and equipment, net	29,721	29,403	1
Customers’ liability on acceptances	11,284	12,729	(11)
Accrued interest receivable	13,391	14,545	(8)
Goodwill	6,552	6,552	—
Other assets	22,992	20,743	11

Total assets	$2,515,872	$2,453,114	3

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$271,238	$260,427	4
Interest-bearing accounts:
NOW accounts	140,342	135,650	3
Money market accounts	133,062	136,806	(3)
Savings accounts	260,558	252,322	3
Time deposits under $100	412,759	414,490	—
Time deposits of $100 or more	938,988	922,653	2
Total deposits	2,156,947	2,122,348	2

Securities sold under agreements to repurchase	30,896	22,114	40
Advances from the Federal Home Loan Bank	50,000	30,000	67
Acceptances outstanding	11,284	12,729	(11)
Other liabilities	16,220	19,912	(19)
Total liabilities	2,265,347	2,207,103	3

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 18,251,520 issued and 17,973,720 outstanding in 2002 and 18,235,538 issued and 17,957,738 outstanding in 2001	183	182	1
Treasury stock, at cost (277,800 shares in 2002 and 2001)	(7,342)	(7,342)	—
Additional paid-in-capital	68,999	68,518	1
Accumulated other comprehensive income, net	2,469	5,063	(51)
Retained earnings	186,216	179,590	4
Total stockholders’ equity	250,525	246,011	2

Total liabilities and stockholders’ equity	$2,515,872	$2,453,114	3

Book value per share	$13.94	$13.70	2

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
(In thousands, except share and per share data)	2002	2001

INTEREST INCOME
Interest on loans	$26,808	$32,374
Interest on securities available-for-sale	3,951	3,144
Interest on securities held-to-maturity	5,286	5,988
Interest on federal funds sold and securities purchased under agreements to resell	210	529
Interest on deposits with banks	11	11
Total interest income	36,266	42,046

INTEREST EXPENSE
Time deposits of $100 or more	6,389	11,645
Other deposits	3,561	7,027
Other borrowed funds	733	735
Total interest expense	10,683	19,407
Net interest income before provision for loan losses	25,583	22,639
Provision for loan losses	1,500	1,200
Net interest income after provision for loan losses	24,083	21,439

NON-INTEREST INCOME
Securities gains (losses)	(42)	864
Letters of credit commissions	472	540
Depository service fees	1,481	1,212
Other operating income	1,423	1,236
Total non-interest income	3,334	3,852

NON-INTEREST EXPENSE
Salaries and employee benefits	6,165	5,894
Occupancy expense	931	918
Computer and equipment expense	804	698
Professional services expense	1,090	1,270
FDIC and State assessments	124	116
Marketing expense	333	342
Other real estate owned (income)	(190)	(62)
Operations of investments in real estate	616	915
Other operating expense	779	1,020
Total non-interest expense	10,652	11,111
Income before income tax expense	16,765	14,180
Income tax expense	5,377	4,800
Net income	$11,388	$9,380

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period	(2,334)	1,748
Cumulative adjustment upon adoption of SFAS No. 133	—	566
Unrealized gains (losses) on cash flow hedge derivatives	(66)	256
Less: reclassification adjustments included in net income	194	(24)
Total other comprehensive income (loss), net of tax	(2,594)	2,546
Total comprehensive income	$8,794	$11,926

Net income per common share:
Basic	$0.63	$0.52
Diluted	$0.63	$0.52

Cash dividends paid per common share	$0.125	$0.125

Basic average common shares outstanding	17,968,562	18,165,138
Diluted average common shares outstanding	18,044,876	18,230,056

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
(In thousands)	2002	2001
Cash Flows from Operating Activities
Net income	$11,388	$9,380
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	1,200
Depreciation	387	366
Gain on sales of other real estate owned	(173)	—
Gain on sale of loans	(83)	—
Gain on call of investment securities	(1)	(18)
Amortization and accretion of investment securities, net	210	135
Amortization of goodwill	—	165
Decrease in deferred loan fees, net	(52)	(73)
Decrease in accrued interest receivable	1,154	334
(Increase) decrease in other assets, net	(481)	3,890
Decrease in other liabilities	(6,209)	(6,214)
Total adjustments	(3,748)	(215)
Net cash provided by operating activities	7,640	9,165

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(92,211)	(90,322)
Proceeds from maturity and call of investment securities available-for-sale	27,000	463
Proceeds from sale of investment securities available-for-sale	—	42,436
Proceeds from repayment of mortgage-backed securities available-for-sale	1,879	2,370
Purchase of investment securities held-to-maturity	(1,463)	(33,690)
Proceeds from maturity and call of investment securities held-to-maturity	11,260	14,812
Purchase of mortgage-backed securities held-to-maturity	(9,225)	—
Proceeds from repayment of mortgage-backed securities held-to-maturity	16,727	10,747
Net increase in loans	(14,612)	(22,893)
Purchase of premises and equipment	(705)	(46)
Proceeds from sale of other real estate owned	654	—
Net increase (decrease) in investments in real estate	(4,258)	915
Net cash used in investing activities	(64,954)	(75,208)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts, money market and savings accounts	19,995	9,119
Net increase in time deposits	14,604	68,958
Net (decrease) increase in securities sold under agreements to repurchase	8,782	(24,794)
Increase in advances from Federal Home Loan Board	20,000	—
Cash dividends	(2,244)	(2,268)
Proceeds from shares issued to the Dividend Reinvestment Plan	437	475
Proceeds from exercise of stock options	44	169
Net cash provided by financing activities	61,618	51,659

Increase (decrease) in cash and cash equivalents	4,304	(14,384)
Cash and cash equivalents, beginning of the period	86,514	84,687
Cash and cash equivalents, end of the period	$90,818	$70,303

Supplemental disclosure of cash flows information
Cash paid during the period:
Interest	$11,282	$20,449
Income taxes	$16,773	$4,672
Non-cash investing activities:
Transfers to investment securities available-for-sale within 90 days of maturity	$273	$560
Net change in unrealized holding gains (loss) on securities available-for-sale, net of tax	$(2,528)	$1 ,724
Cumulative adjustment upon adoption of SFAS No. 133, net o f tax	$—	$566
Net change in unrealized gains (loss) on cash flow hedge derivatives, net of tax	$(66)	$256
Transfers to other real estate owned	$156	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Business

Cathay Bancorp, Inc. (the “Company”) is the one-bank holding company for Cathay Bank (the “Bank”).  Cathay Bank was founded in 1962 and offers a wide range of financial services.  The Bank now operates 12 branches in Southern California, seven branches in Northern California, two branches in New York State, one branch in Houston, Texas, and a representative office in Hong Kong.  In addition, the Bank’s subsidiary, Cathay Investment Company, maintains an office in Taiwan.  The Bank is a commercial bank, servicing primarily the individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.  The Bank has received regulatory approval for and expects to open a new branch in Brooklyn, New York, in May 2002, a representative office in Shanghai, China, in the second quarter 2002, and a branch in Sacramento, California, in the third quarter 2002.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  Certain reclassifications have been made to the prior year’s financial statements to conform to the March 31, 2002 presentation.  For further information, refer to the consolidated financial statements and footnotes included in Cathay Bancorp’s annual report on Form 10-K for the year ended December 31, 2001.

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

Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142.  Any impairment loss is measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.  The Company adopted SFAS No. 142 effective January 1, 2002.  Upon adoption, the Company discontinued the amortization of goodwill, and reclassed $2.33 million from goodwill to core deposit intangible, which is classified under other assets in the Statement of Financial Condition.  The Company also reassessed the useful lives and residual value of all intangible assets acquired in purchase business combinations, and tested the intangible asset identified with an indefinite useful life for impairment, and found no impairment.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  For long-lived assets to be held and used, SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value.  Further, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a “primary-asset” approach to determine the cash flow estimation period.  For long-lived asset to be disposed of by sale, SFAS No. 144 retains the requirements of SFAS No. 121 to measure a long-lived asset classified as held-for-sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation.  Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would be no longer recognized before they occur.  SFAS No. 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held-for-sale, prohibits retroactive reclassification of the asset as held-for-sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from “held-for-sale” to “held-and-used.”  The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 144 effective January 1, 2002.  Adoption of SFAS No. 144 did not have any impact on the results of operations or financial condition of the Company.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”).  SFAS No.145 rescinds SFAS No. 4 that required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Henceforth, those gains and losses from extinguishment of debt are to be classified in accordance with the criteria in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  SFAS No. 64 which amended SFAS No. 4 is no longer necessary with the rescission of SFAS No. 4.  SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980.  Since the transition has been completed, SFAS No. 44 is no longer necessary.

SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions.  SFAS No. 145 is effective for financial statements for periods beginning after May 15, 2002, and earlier adoption is recommended, which for the Company will be January 1, 2003.  Upon adoption, the Company is required to reclassify prior period items that do not meet the extraordinary classification criteria in APB 30.  The Company does not expect a material impact on the Company’s results of operations or financial condition in adopting of SFAS No. 145.

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

On March 21, 2000, the Company hedged a portion of its floating interest rate loans through an interest rate swap agreement with a $20.00 million notional amount.  The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at March 31, 2002 was approximately three years.  Amounts to be paid or received on the interest rate swap will be reclassified into earnings upon the receipt of interest payments on the underlying hedged loans, including amounts totaling $265,000 that were reclassified into earnings during the three months ended March 31, 2002.  The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $1.04 million.

Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock that then shared in earnings.  All share and per share amounts included herein have been retroactively restated to reflect the impact of a two-for-one stock split payable on May 9, 2002, to stockholders of record on April 19, 2002.

The following table sets forth basic and diluted earnings per share calculations:

	Three months ended March 31,
(Dollars in thousands, except share and per share data)	2002	2001
Net income	$11,388	$9,380

Weighted-average shares:
Basic weighted-average number of common stock outstanding	17,968,562	18,165,138
Dilutive effect of weighted-average outstanding common stock equivalents	76,314	64,918
Diluted weighted-average number of common stock outstanding	18,044,876	18,230,056
Earnings per share:
Basic	$0.63	$0.52
Diluted	$0.63	$0.52

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is given based on the assumption that the reader has access to and read the Annual Report on Form 10-K for the year ended December 31, 2001 of Cathay Bancorp, Inc. (“Bancorp”) and its subsidiary Cathay Bank (the “Bank” and together the “Company” or “we”, “us,” or “our”).

The following discussion and other sections of this report, include forward-looking statements regarding management’s beliefs, projections, and assumptions concerning future results and events.  These forward-looking statements may, but do not necessarily, also include words such as “believes,” “expects”, “anticipates”, “intends”, “plans”, “estimates,” or similar expressions.  Forward-looking statements are not guarantees.  They involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, adverse developments, or conditions related to or arising from:

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

•             General economic or business conditions; and

•             Other factors discussed in the section entitled “Factors that May Affect Future Results” on our Annual Report on Form 10-K for the year ended December 31, 2001.

Actual results in any future period may also vary from the past results discussed in this report.  Given these risks and uncertainties, we caution readers not to place undue reliance in any forward-looking statements, which speak as of the date of the report.  We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

Cathay Bank’s web page is found at http://www.cathaybank.com/

FIRST QUARTER HIGHLIGHTS:

•      1st quarter 2002 net income increased 21.41% to $11.39 million compared to $9.38 million during the same quarter a year ago.

•      Return on average stockholders’ equity was 18.45% and return on average assets was 1.85% for the quarter ended March 31, 2002.

•      A substantially improved net interest margin of 4.43% compared to 4.09% during the fourth quarter 2001.

•      An operating efficiency ratio of 36.84%.

•      Tier 1 risk-based capital ratio of 11.41%, total risk-based capital ratio of 12.56%, and Tier 1 leverage capital ratio of 9.58%.

•                  On March 22, 2002, Bancorp, announced a two-for-one stock split of its common stock.  On the same day, Bancorp also declared an increase of 12% on a pre-stock split basis in the cash dividend from 25 cents to 28 cents.

•                  Based on third quarter 2001 return on average assets, a well-known bankers national newspaper ranked our institution as number 25th out of the 300 best-performing publicly traded banking companies, and the same newspaper ranked our Company the 11th most efficient U.S. bank holding company among the largest 500 in the nation.  In both categories, our institution was ranked ahead of other bank holding companies serving primarily the Chinese American market.

Consolidated Income Statement Review

Net Income

Consolidated net income of $11.39 million for the first quarter of 2002, was up 21.41% from net income of $9.38 million during the corresponding quarter of 2001.  On an earnings-per-share basis, first quarter 2002 net income was $0.63 per diluted share, an increase of 21.15%, over the $0.52 per diluted share one year ago.

Pretax income

Pretax income for the first quarter 2002 increased $2.59 million to $16.77 million, up 18.23%, from the corresponding quarter of last year.  The growth in pretax income was driven by the following changes:

•             An increase of $2.94 million in net interest income before provision for loan losses, which included the recapture of $861,000 in interest income on three non-accrual loans that paid off in February 2002.

•             An increase in the provision for loan losses of $300,000.

•             A decrease of $518,000 in non-interest income as securities gains decreased by $906,000 as a result of a premium of $851,000 on a Forward Rate Agreement, recognized as securities gains during last year’s first quarter.

•             Non-interest expense totaled $10.65 million, a decrease of $459,000 from the corresponding quarter of last year, which included goodwill amortization of $165,000, which was discontinued upon adoption of SFAS No. 142, as of January 1, 2002.

Net Interest Income Before Provision for Loan Losses

Net interest income of $25.58 million for the first quarter of 2002 increased $2.94 million or 13.00%, compared to $22.64 million during the like quarter a year ago.  The increase in net interest income was two-folded; an increase of $39.37 million in the excess of average interest-earning assets over total average deposits and other borrowed funds, and a significant improvement in the net interest margin from the last year’s declining trend.  The net interest margin equaled 4.43% for the first quarter of 2002, compared with 4.09% for the fourth quarter of 2001, and 4.47% in last year’s first quarter.  The increase of 34 basis points in the interest margin from the fourth quarter 2001 was primarily due to the repricing of our interest-bearing liabilities in a lower interest rate environment, and the recapture of $861,000 in interest income on three non-accrual loans that paid off in February 2002.  The recaptured interest income contributed 15 basis points to the increase of 34 basis points on the interest margin.

Average interest-earning assets increased $290.71 million over last year’s first quarter and provided an additional $5.45 million of interest income during the first quarter 2002.  The majority of this growth was funded by a 12.79% increase in total average deposits and borrowings, resulting in $2.07 million of additional interest expense.  Quarter-over-quarter, overall changes in volume resulted in $3.38 million of additional net interest income.  The interest rate earned on our interest-earning assets decreased by 203 basis points to 6.28%, and as a result, the amount of interest earned decreased $11.23 million from the year ago quarter.  As a result of the repricing of our interest-bearing liabilities in a lower interest rate environment the average interest paid on interest-bearing liabilities decreased by 228 basis points to 2.21%, reducing interest expense by $10.80 million.  The net change related to interest rates earned and paid was a decrease of $436,000 in net interest income.  Quarter-to-quarter, the net interest income before provision for loan losses increased by $2.94 million.  Our average cost of funds on deposits and other borrowed funds equaled 1.95% during the first quarter 2002 compared to 4.00% during the year ago quarter.

Net Interest Income — Taxable-Equivalent Basis

The following table reflects changes, on a taxable-equivalent basis, on net interest income and margin resulting from the interaction between the volume and composition of earning assets, related yields, and associated funding costs.  Portfolio size, composition, and yields earned and funding costs can have a significant impact on net interest income and margin.  Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income, and interest expense and the weighted-average interest rate and net interest margin were as follows:

Three months ended March 31,	2002			2001
Taxable-equivalent basis (Dollars in thousands)	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

Interest-earning assets
Federal funds sold and securities purchased under agreements to resell	$48,978	$210	1.74%	$38,461	$529	5.58%
Securities available-for-sale	276,614	4,062	5.96	188,680	3,176	6.83
Securities held-to-maturity	377,391	5,724	6.15	391,021	6,388	6.63
Loans receivable, net	1,639,506	26,808	6.63	1,431,949	32,374	9.17
Deposits with banks	1,162	11	3.84	2,828	11	1.58
Total interest-earning assets	$2,343,651	$36,815	6.37%	$2,052,939	$42,478	8.39%

Interest-bearing liabilities
Interest-bearing checking	$272,187	$440	0.66%	$251,573	$1,110	1.79%
Savings	255,942	344	0.55	224,298	765	1.38
Time deposits	1,349,463	9,166	2.75	1,214,137	16,797	5.61
Total interest-bearing deposits	1,877,592	9,950	2.15	1,690,008	18,672	4.48
Other borrowed funds	80,838	733	3.68	62,029	735	4.81
Total interest-bearing liabilities	1,958,430	10,683	2.21	1,752,037	19,407	4.49

Non-interest-bearing demand deposits	258,262	—	—	213,316	—	—
Total deposits and other borrowed funds	$2,216,692	$10,683	1.95%	$1,965,353	$19,407	4.00%

Interest rate spread			4.42%			4.39%
Net interest income/margin		$26,132	4.52%		$23,071	4.56%

Net interest income on a taxable-equivalent basis was $26.13 million in the first quarter of 2002 compared with $24.03 million in the fourth quarter of 2001 and $23.07 million in the first quarter of 2001.  The increase of $3.06 million in the net taxable-equivalent interest income before provision for loan losses from last year’s first quarter was primarily the result of a net increase of $39.37 million in average interest-earning assets over average interest-bearing liabilities.

Our taxable-equivalent net interest margin was 4.52% in the first quarter of 2002, compared with 4.19% in the fourth quarter of 2001 and 4.56% one year ago.

Provision for Loan Losses

The provision for loan losses was $1.50 million in the first quarter of 2002 and $1.20 million for the first quarter of 2001.  In view of the still uncertain economic picture, and the additional inherent risk resulting from the overall increase of our loan portfolio, we increased the provision for loan losses by $300,000 from the quarter ended March 31, 2001.  For the first quarter 2002, net charge-offs were $1.44 million or 0.36% of average net loans(1) compared to $577,000 or 0.16% during the like quarter a year ago.

(1)  The term “net loans” is defined in this document as loans net of allowance for loan losses and unamortized deferred loan fees.

Non-Interest Income

Non-interest income was $3.33 million in the first quarter of 2002 compared with $3.85 million in the same period of 2001.  The higher non-interest income in 2001 was primarily attributable to an $851,000 premium on a Forward Rate Agreement, recognized as securities gains during the first quarter 2001.  Depository service fees for the first quarter 2002 increased by $269,000 or 22.19% to $1.48 million, compared to $1.21 million during the same period last year.  The increase in depository service fees during the first quarter 2002 was predominantly due to an increase in wire transfer fees.  Letters of credit commissions were down 12.59%, to $472,000, likely as a result of a continuing uncertainty associated with the sustainability of our economic recovery from the point of view of some of our importing customers.  Other operating income increased by $187,000, up 15.13%, to $1.42 million compared to $1.24 million in the year ago quarter.  The increase in other operating income was predominantly due to an increase in commercial and commercial real estate loan fees and gain on sale of SBA loans.

Non-Interest Expense

Non-interest expense decreased $459,000 to $10.65 million in the first quarter of 2002 compared to $11.11 million in the same quarter a year ago.  The decrease during the first quarter 2002 was primarily attributable to a decrease of $299,000 in operations losses in investments in real estate to $616,000 for the first quarter of 2002 compared to $915,000 in last year’s first quarter.  These operations losses were from low income housing investments that qualify for tax credits.  Also contributing to the decrease in non-interest expense was an increase of $128,000 on other real estate owned income.  Salaries and employee benefits increased by $271,000 to $6.17 million during the first quarter 2002 compared to $5.89 million during the first quarter of 2001, primarily due to annual salary adjustments for non-exempt employees during the fourth quarter of 2001, and salary expense for our new branch in Union City, California.  In addition, upon adoption of SFAS No. 142 at January 1, 2002, quarterly goodwill amortization of $165,000 recognized in the first quarter 2001 was eliminated from other operating expense in the first quarter of 2002.

The efficiency ratio improved to 36.84% in the first quarter of 2002, compared to 41.94% in the like quarter of 2001.

Income taxes

The provision for income taxes was $5.38 million or 32.07% for the first quarter 2002 compared with $4.80 million or 33.85% in the year ago quarter.  The effective income tax rate during both quarters reflects the income tax benefits of a registered investment company subsidiary of the Bank, which provides flexibility to raise additional capital in a tax efficient manner, and tax credits earned from qualified low income housing investments.  The long-term plan for the registered investment company is currently under review.  Depending on the results of the review and other factors, the effective tax rate for 2002 may change.  There can be no assurance that the subsidiary will continue as a registered investment company, or that any tax benefits will continue, or as to our ability to raise capital through this subsidiary.  A proposed change to California tax law introduced on February 21, 2002, related to registered investment companies that could have negatively impacted the Company’s effective tax rate in future periods, was withdrawn on April 3, 2002.  However, there can be no assurance that a similar bill will not be introduced at a future time, or that any tax benefits will continue.

Financial Condition Review

Assets

Total assets were up 2.56% to $2.52 billion at March 31, 2002.  Gross loans increased slightly to $1.68 billion at March 31, 2002 compared to $1.67 billion at year-end 2001.  The majority of the growth was in commercial mortgage loans, which grew by $28.77 million to $767.15 million at March 31, 2002 compared to $738.38 million at year-end 2001.  Our investment securities portfolio increased 6.65% to $664.78 million during the quarter, up $41.46 million, from the $623.31 million at December 31, 2001.

Securities

The fair value of securities available-for-sale at March 31, 2002 was $308.17 million compared to $248.96 million at December 31, 2001.  Securities available-for-sale represented 12.25% of total assets compared to 10.15% at December 31, 2001.  Securities held-to-maturity at March 31, 2002 decreased $17.75 million to $356.61 million compared to $374.36 million at December 31, 2001.  As a percentage of total assets, securities-held-to-maturity decreased to 14.17% compared to 15.26% of total assets at December 31, 2001.

As interest rates stabilized and we experienced a steeper treasury yield curve during the first quarter 2002, the net unrealized gain on securities available-for-sale, which represented the difference between fair value and amortized cost, decreased to $2.88 million compared to a net unrealized gain of $7.17 million at year-end 2001.  Net unrealized gains and losses in the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax.

The average taxable-equivalent yield on investment securities decreased 62 basis points to 6.07% for the three months ended March 31, 2002, compared with 6.69% for the same quarter in 2001.  The decrease in yield was primarily the result of calls on higher-yielding securities during the twelve month period.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale, as of March 31, 2002 and December 31, 2001:

	March 31, 2002
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US government agencies	$191,066	$3,091	$1,426	$192,731
State and municipal securities	270	—	—	270
Mortgage-backed securities	7,614	197	16	7,795
Collaterized mortgage obligations	1,545	19	1	1,563
Asset-backed securities	9,994	232	—	10,226
Money market fund	20,000	—	—	20,000
Corporate bonds	45,943	1,944	304	47,583
Equity securities	28,859	—	859	28,000
Total	$305,291	$5,483	$2,606	$308,168

	December 31, 2001
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US government agencies	$113,873	$4,500	$49	$118,324
Mortgage-backed securities	8,336	213	6	8,543
Collaterized mortgage obligations	2,658	47	—	2,705
Asset-backed securities	9,994	401	—	10,395
Money market fund	20,000	—	—	20,000
Corporate bonds	57,973	2,532	171	60,334
Equity securities	28,954	34	331	28,657
Total	$241,788	$7,727	$557	$248,958

The following tables summarize the composition, carrying value, gross unrealized gains, gross unrealized losses and estimated fair values of securities held-to-maturity, as of March 31, 2002 and December 31, 2001:

	March 31, 2002
(In thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government agencies	$40,009	$722	$—	$40,731
State and municipal securities	70,758	1,556	568	71,746
Mortgage-backed securities	98,715	2,443	152	101,006
Collaterized mortgage obligations	54,333	366	485	54,214
Corporate bonds	72,927	1,078	246	73,759
Other securities	19,866	116	—	19,982
Total	$356,608	$6,281	$1,451	$361,438

	December 31, 2001
(In thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government agencies	$50,017	$1,251	$—	$51,268
State and municipal securities	69,906	2,049	380	71,575
Mortgage-backed securities	110,342	2,726	14	113,054
Collaterized mortgage obligations	50,282	657	57	50,882
Asset-backed securities	920	1	—	921
Corporate bonds	73,031	1,822	81	74,772
Other securities	19,858	484	—	20,342
Total	$374,356	$8,990	$532	$382,814

Loans

In view of the slow economic recovery, and seasonal factors, gross loans increased slightly to $1.68 billion at March 31, 2002 compared to $1.67 billion at year-end 2001.  The majority of the growth was in commercial mortgage loans, which grew by $28.77 million to $767.15 million at March 31, 2002 compared to $738.38 million at year-end 2001.  Commercial loans decreased by $8.01 million to $498.12 million at period-end compared to $506.13 million at year-end 2001.  As of March 31, 2002, we had approximately $66.84 million in undisbursed construction loan commitments.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	March 31, 2002	% of Total	December 31, 2001	% of Total	% Change

Loans
Commercial loans	$498,117	30%	$506,128	31%	(2)
Residential mortgage loans	232,980	14	235,914	15	(1)
Commercial mortgage loans	767,150	47	738,379	45	4
Real estate construction loans	165,606	10	166,417	10	—
Installment loans	16,931	1	20,322	1	(17)
Other loans	221	—	745	—	(70)
Gross loans	1,681,005	102	1,667,905	102	1

Allowance for loan losses	(24,034)	(2)	(23,973)	(2)	—
Unamortized deferred loan fees	(3,848)	—	(3,900)	—	(1)
Net loans	$1,653,123	100%	$1,640,032	100%	1

Other Real Estate Owned

Other Real Estate Owned (“OREO”) of $1.23 million, net of a valuation allowance of $131,000, decreased $325,000 at March 31, 2002, compared to $1.56 million at year-end 2001.

As of March 31, 2002, there were four outstanding OREO properties, which included one parcel of land, one commercial building, and two single-family-residences (“SFR”).  All four properties are located in Southern California.  During the first quarter of 2002, we acquired one SFR property and sold two SFR properties, one of which was the property acquired during the first quarter 2002.  The carrying value of the two SFR properties sold was approximately $480,000, and the sale resulted in gains on sale of OREO of $173,000.

To reduce the carrying value of OREO to the estimated fair value of the properties, we maintain a valuation allowance for OREO properties.  We perform periodic evaluations on each property and make corresponding adjustments to the valuation allowance, if necessary.  Any decline in value is recognized by a corresponding increase to the valuation allowance in the current period.  Management did not make any provision for OREO losses in the first quarter of 2002.

Investments in Real Estate

As of March 31, 2002, our investments comprised of five limited partnerships, one of which was acquired in March 2002.  The limited partnerships are formed for the purpose of investing in low income housing projects, which qualify for federal low income housing tax credits and/or California tax credit.

As of March 31, 2002, investments in real estate increased $4.26 million to $21.99 million from $17.73 million at year-end 2001.  During 2002, we recognized $616,000 in net operation losses from the five limited partnerships.  In addition, in March 2002 we acquired an interest in the Lend Lease Investment Tax Credits XXIII, a limited partnership for $4.87 million.

The following table summarizes the composition of our investments in real estate as of the dates indicated:

	Percentage of	Acquisition	Carrying Amount
(Dollars in thousands)	Ownership	Date	March 31, 2002	December 31, 2001
Las Brisas	49.5%	December 1993	$(32)	$—
Los Robles	99.0%	August 1995	375	386
California Corporate Tax Credit Fund III	32.5%	March 1999	11,980	12,426
Wilshire Courtyard	99.9%	May 1999	4,811	4,915
Lend Lease ITC XXIII	4.5%	March 2002	4,851	—
			$21,985	$17,727

Deposits

During the first quarter 2002, customer deposits grew by $34.60 million, up 1.63%, to $2.16 billion, led by increases in time certificates of deposit and non-interest-bearing demand deposit accounts.  Time certificates of deposit increased by $14.60 million to $1.35 billion, and non-interest-bearing demand deposit accounts increased by $10.81 million to $271.24 million.

The following tables display the deposit mix as of the dates indicated:

(Dollars in thousands)	March 31, 2002	% of Total	December 31, 2001	% of Total	% Change

Deposits
Non-interest-bearing demand	$271,238	12%	$260,427	12%	4
Interest-bearing checking	273,404	13	272,456	13	—
Savings	260,558	12	252,322	12	3
Time deposits	1,351,747	63	1,337,143	63	1
Total deposits	$2,156,947	100%	$2,122,348	100%	2

As interest rate spreads widened between Jumbo CDs and other types of interest-bearing deposits under the prevailing interest rate environment, our Jumbo CD portfolio continues to grow faster than other types of deposits.  Management believes our Jumbo CDs are generally less volatile primarily due to the following reasons:

•      approximately 60.95% of the Bank’s total Jumbo CDs have stayed with the Bank for more than two years;

•                  the Jumbo CD portfolio continued to be diversified with 4,593 individual accounts averaging approximately $187,000 per account owned by 3,163 individual depositors as of January 9, 2002;

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

1)     to offer only retail interest rates on Jumbo CDs;

2)     to offer new transaction-based products, such as the tiered money market accounts;

3)     to promote transaction-based products from time to time, such as demand deposits;

4)     to seek to diversify the customer base by branch expansion and/or acquisition as opportunities arise.

Borrowings

Our borrowings mostly take the form of repurchase agreements and advances from the Federal Home Loan Bank of San Francisco (“FHLB”).  Advances from the FHLB were $50.00 million at March 31, 2002, an increase of $20.00 million over the $30.00 million at December 31, 2001.  Securities sold under agreements to repurchase increased by $8.78 million to $30.90 million compared to $22.11 million at December 31, 2001.

Capital Resources

Stockholders’ equity of $250.53 million at March 31, 2002 was up $4.52 million compared to $246.01 million at December 31, 2001.  Stockholders’ equity equaled 9.96% of total assets at March 31, 2002.  The increase of $4.52 million in stockholders’ equity was due to the following:

•                  an addition of $11.39 million from net income, less dividends paid on common stock of $2.24 million and dividends declared on common stock on March 22, 2002, and payable on April 16, 2002, of $2.52 million;

•                  an increase of $481,000 from issuance of additional common shares through the Dividend Reinvestment Plan and proceeds from exercise of stock options;

•                  a decrease of $2.59 million in accumulated other comprehensive income, including:

•      a decrease of $2.33 million in the net unrealized holding gains on securities available-for-sale, net of tax;

•      a decrease of $66,000 from unrealized gains on cash flow hedging derivatives, net of tax;

•      a decrease of $194,000 in reclassifications adjustments included in net income.

On March 22, 2002, our Board of Directors approved and announced a two-for-one stock split of the Company’s common stock, in the form of a 100% stock dividend, payable May 9, 2002, to stockholders of record on April 19, 2002.  The Board of Directors also approved a 12% increase in the quarterly cash dividend from 25 cents per share to 28 cents per share on a pre-split basis, payable April 16, 2002, to stockholders of record on April 1, 2002.

We declared cash dividends of 25 cents per common share in January 2002 on 8,978,868 shares outstanding, and cash dividends of 28 cents per common share on a pre-stock split basis in March 2002 on 8,986,860 shares outstanding.  Total cash dividends paid in 2002, including the $2.52 million paid in April, amounted to $4.76 million.

Under the Equity Incentive Plan adopted by the Board of Directors in 1998, we granted 56,720 options to purchase 56,720 shares of common stock with an exercise price of $65.10 per share to eligible officers and directors on February 21, 2002.

Return on average stockholders’ equity was 18.45% and return on average assets was 1.85% for the first quarter of 2002 compared with a return on stockholders’ equity of 17.47% and a return on average assets of 1.71%, for the first quarter of 2001.

Asset Quality Review

Non-performing Assets

Total non-performing assets which include accruing loans past due 90 days or more, non-accrual loans, and OREO were up $4.44 million to $13.92 million from year-end 2001, and down $3.30 million from the Company’s first quarter 2001 total of $17.22 million.  As a percentage of gross loans plus OREO, non-performing assets were 0.83% at March 31, 2002, compared to 0.57% at year-end 2001 and 1.15% at March 31, 2001.

Accruing loans 90 days past due or more on March 31, 2002, were $3.28 million, up $2.59 million from year-end 2001, and up $3.24 million from March 31, 2001.  The increase from year-end 2001 is due primarily to one borrower with six commercial real estate loans totaling $2.63 million.  Non-accrual loans were $9.40 million, up $2.17 million from year-end 2001, and down $2.60 million from March 31, 2001.  The increase of $2.17 million from December 31, 2001 was primarily due to one credit totaling $3.60 million.  OREO assets were $1.23 million, down $325,000 from year-end 2001, and down $3.94 million from March 31, 2001.

The following table sets forth the breakdown of non-performing assets by categories as of the dates indicated:

(Dollars in thousands)	March 31, 2002	December 31, 2001
Accruing loans past due 90 days or more	$3,283	$689
Non-accrual loans	9,404	7,238
Total non-performing loans	12,687	7,927
Real estate acquired in foreclosure	1,230	1,555
Total non-performing assets	$13,917	$9,482

Troubled debt restructurings(2)	$6,060	$4,474
Non-performing assets as a percentage of gross loans and OREO	0.83%	0.57%
Allowance for loan losses as a percentage of non-performing loans	189.44%	302.42%

(2) Excludes $4.85 million of  non-performing trouble debt restructurings loans, of which $2.63 million is included with accruing loans past due 90 days or more, and $2.22 million is included with non-accrual loans.

Non-accrual Loans

Non-accrual loans of $9.40 million at March 31, 2002 consisted mainly of $6.43 million in commercial loans and $2.21 million in commercial mortgage loans.  The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	March 31, 2002			December 31, 2001
(In thousands)	Commercial Mortgage	Commercial	Other	Commercial Mortgage	Commercial	Other
Type of Collateral
Single/multi-family residence	$242	$—	$729	$252	$266	$189
Commercial real estate	145	1,384	—	122	839	—
Land	1,821	735	—	1,821	—	—
UCC	—	4,293	—	—	3,647	—
Other	—	—	35	—	—	—
Unsecured	—	20	—	—	102	—
Total	$2,208	$6,432	$764	$2,195	$4,854	$189

The following table presents nonaccrual loans by type of businesses the borrowers engaged in, as of the dates indicated:

	March 31, 2002			December 31, 2001
(In thousands)	Commercial Mortgage	Commercial	Other	Commercial Mortgage	Commercial	Other
Type of Business
Real estate development	$1,821	$—	$—	$1,821	$27	$—
Wholesale/Retail	—	2,493	—	122	3,421	—
Food/Restaurant	—	28	—	—	701	—
Import	—	3,747	—	—	400	—
Other	387	164	764	252	305	189
Total	$2,208	$6,432	$764	$2,195	$4,854	$189

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a formal restructure of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower.  The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date.

Troubled debt restructurings performing under their revised terms were $6.06 million at March 31, 2002 compared to $4.47 million at December 31, 2001.  The increase of $1.59 million was primarily due to two commercial real estate loans added during the quarter totaling $4.22 million, and the exclusion of $2.63 million from one borrower with six commercial real estate loans, which are included with accruing loans past due 90 days or more.

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events.

We evaluate all classified and restructured loans for impairment.  The classified loans are stratified by size, and loans less than our defined selection criteria are treated as a homogenous portfolio.  If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate.  If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral.  If the measurement of the impaired loan is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses.

We identified impaired loans with a recorded investment of $33.41 million at March 31, 2002, compared to $19.35 million at year-end 2001.  The increase of $14.06 million was due in part to a slow economic recovery, and the recessionary environment during the fourth quarter 2001.  During the first quarter 2002, we classified one commercial mortgage loan, a pre-development land parcel project, with a recorded investment of $6.78 million, which had been a slow-paying loan during the first quarter 2002, as impaired loan.  As of April 30, 2002 this loan was performing and we expect this loan to continue performing under its contractual terms, and may pay-off during the third quarter 2002.  In addition, two impaired commercial loans, with a common guarantor, totalling $4.22 million at March 31, 2002, was restructured (TDR) at the beginning of the first quarter 2002, and is now performing under the revised terms.

The following tables present a breakdown of impaired loans and the related allowances as of the dates indicated:

	At March 31, 2002			At December 31, 2001
(In thousands)	Recorded Investment	Allowance	Net Balance	Recorded Investment	Allowance	Net Balance
Commercial	$11,940	$2,104	$9,836	$6,924	$2,143	$4,781
Commercial mortgage	21,439	3,022	18,417	12,426	1,764	10,662
Other	35	35	—	—	—	—
Total	$33,414	$5,161	$28,253	$19,350	$3,907	$15,443

Loan Concentration

There were no loan concentrations to multiple borrowers in similar activities, which exceeded 10% of total loans as of March 31, 2002.

Allowance for Loan Losses

The following table sets forth information relating to the allowance for loan losses for the periods indicated:

(Dollars in thousands)	For the three months ended March 31, 2002	For the year ended December 31, 2001
Balance at beginning of period	$23,973	$21,967
Provision for loan losses	1,500	6,373
Loans charged-off	(1,550)	(4,663)
Recoveries of loans charged-off	111	296
Balance at end of period	$24,034	$23,973

Average net loans outstanding during the period	$1,639,506	$1,519,548
Ratio of net charge-offs to average net loans outstanding during the period (annualized)	0.36%	0.29%
Provision for loan losses to average net loans outstanding during the period (annualized)	0.37%	0.42%
Allowance to non-performing loans, at period end	189.44%	302.42%
Allowance to gross loans, at period end	1.43%	1.44%

Commercial loans accounted for the $1.55 million in charge-offs during the first quarter 2002.  For the three months ended March 31, 2002, annualized net charge-offs were 0.36% of average net loans compared to 0.16% during the like period a year ago, and 0.72% for the fourth quarter 2001.

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

Based on our evaluation process and the methodology to determine the level of the allowance for loan losses mentioned previously, management believes the allowance level at March 31, 2002 to be adequate to absorb estimated probable losses identified through its analysis.

Capital Adequacy Review

Management seeks to retain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both Bancorp’s and the Bank’s regulatory capital continued to well exceed the regulatory minimum requirements as of March 31, 2002.  In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0% and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Company’s capital and leverage ratios as of March 31, 2002 and December 31, 2001:

	Cathay Bancorp, Inc.
	March 31, 2002			December 31, 2001
(Dollars in thousands)	Balance		%	Balance		%
Tier 1 capital (to risk-weighted assets)	$238,726	(4)	11.41%	$231,916		11.15%
Tier 1 capital minimum requirement	83,694		4.00	83,231		4.00
Excess	$155,032		7.41%	$148,685		7.15%

Total capital (to risk-weighted assets)	$262,760	(4)	12.56%	$255,904	(5)	12.30%
Total capital minimum requirement	167,388		8.00	166,462		8.00
Excess	$95,372		4.56%	$89,442		4.30%

Tier 1 capital (to average assets) — Leverage ratio	$238,726	(4)	9.58%	$231,916	(5)	9.48%
Minimum leverage requirement	99,714		4.00	97,843		4.00
Excess	$139,012		5.58%	$134,073		5.48%

Risk-weighted assets	$2,092,324	(4)		$2,080,776	(5)
Total average assets	$2,492,856			$2,446,084

(4)  Risk-weighted assets exclude the net valuation gains on debt securities available-for-sale of $3.74 million, and includes $859,000 of valuation losses on equity securities available-for-sale.  Tier 1 Capital and Total Capital excludes goodwill and other intangible assets of $8.83 million, and accumulated other comprehensive income of $2.47 million.

(5)  Risk-weighted assets exclude the net valuation gains on debt securities available-for-sale of $7.47 million, and includes $298,000 of valuation losses on equity securities available-for-sale.   Tier 1 Capital and Total Capital excludes goodwill of $8.88 million, and accumulated other comprehensive income of $5.06 million.

The following table presents the Bank’s capital and leverage ratios as of March 31, 2002 and December 31, 2001:

	Cathay Bank
	March 31, 2002			December 31, 2001
(Dollars in thousands)	Balance		%	Balance		%
Tier 1 capital (to risk-weighted assets)	$230,619	(4)	11.04%	$224,239	(5)	10.80%
Tier 1 capital minimum requirement	83,531		4.00	83,064		4.00
Excess	$147,088		7.04%	$141,175		6.80%

Total capital (to risk-weighted assets)	$254,653	(4)	12.19%	$248,227	(5)	11.95%
Total capital minimum requirement	167,062		8.00	166,129		8.00
Excess	$87,591		4.20%	$82,098		3.95%

Tier 1 capital (to average assets) — Leverage ratio	$230,619	(4)	9.27%	$224,239	(5)	9.18%
Minimum leverage requirement	99,534		4.00	97,665		4.00
Excess	$131,085		5.27%	$126,574		5.18%

Risk-weighted assets	$2,088,244	(4)		$2,076,608	(5)
Total average assets	$2,488,357			$2,441,623

(4)  Risk-weighted assets exclude the net valuation gains on debt securities available-for-sale of $3.74 million, and includes $859,000 of valuation losses on equity securities available-for-sale.  Tier 1 Capital and Total Capital excludes goodwill and other intangible assets of $8.83 million, and accumulated other comprehensive income of $2.47 million.

(5)  Risk-weighted assets exclude the net valuation gains on debt securities available-for-sale of $7.47 million, and includes $229,000 of valuation losses on equity securities available-for-sale.  Tier 1 Capital and Total Capital excludes goodwill of $8.88 million, and accumulated other comprehensive income of $5.06 million.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace.  Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased and securities sold under agreements to repurchase and advances from Federal Home Loan Bank (“FHLB”).  At March 31, 2002, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) increased to 32.58%, compared to 30.40% at year-end 2001.

To supplement its liquidity needs, the Bank maintains a total credit line of $52.50 million for federal funds with three correspondent banks, and master agreements with five brokerage firms whereby up to $230.00 million would be available through the sale of securities subject to repurchase.  The Bank is also a shareholder of the FHLB, which enables the Bank to have access to lower cost FHLB financing when necessary.  At March 31, 2002, the Bank had a total approved credit with the FHLB of San Francisco totaling $612.15 million.  The total credit outstanding with the FHLB of San Francisco at March 31, 2002 was $50.00 million.  These advances are non-callable, bear fixed interest rates with $10.00 million maturing in 2003, $20.00 million maturing in 2004, and $20.00 million maturing in 2005.  These borrowings are generally secured by securities available-for-sale or by residential mortgages.

Liquidity can also be provided through the sale of liquid assets, which consists of short-term investments and securities available-for-sale.  At March 31, 2002, such assets at fair value totaled $333.67 million, with $126.17 million pledged as collateral for borrowings and other commitments.  The remaining $207.50 million was available to be pledged as collateral for additional borrowings.

We had a significant portion of our time deposits maturing within one year or less as of March 31, 2002.  Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Company’s marketplace.  However, based on our historical runoff experience, we expect the outflow will be minimal and can be replenished through our normal growth in deposits.  Management believes all the above-mentioned sources will provide adequate liquidity to the Company to meet its daily operating needs.

Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank, proceeds from the Dividend Reinvestment Plan and the Equity Investment Plan.  Dividends paid to Bancorp by the Bank are subject to regulatory limitations.  The business activities of Bancorp consist primarily of the operation of the Bank with limited activities in other investments.  Management believes Bancorp’s liquidity generated from its prevailing sources are sufficient to meet its operational needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table indicates the maturity or repricing and rate sensitivity of our interest-earning assets and interest-bearing liabilities as of March 31, 2002.  Our exposure as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods based on certain assumptions.  The interest rate sensitivity of our assets and liabilities presented in the table may vary if different assumptions were used or if actual experience differs from the assumptions used.  As reflected in the table below, we were asset sensitive with a gap ratio of a positive 19.60% within three months, and liability sensitive with a cumulative gap ratio of a negative 3.50% within one year at March 31, 2002, compared with a positive gap ratio of 18.67 % within three months, and a negative cumulative gap ratio of 5.18% within one year at year-end 2001.

	March 31, 2002 Interest Rate Sensitivity Period
(Dollars in thousands)	Within 3 Months	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Non-interest Sensitive	Total
Interest-earning Assets:
Cash and due from banks	$1,091	$—	$—	$—	$64,227	$65,318
Federal funds sold	25,500					25,500
Securities available-for-sale (6)	48,272	—	170,536	89,360	—	308,168
Securities held-to-maturity	—	10,691	114,019	231,898	—	356,608
Loans receivable, gross (7)	1,213,710	62,255	107,658	287,978	—	1,671,601
Non-interest-earning assets, net	—	—	—	—	88,677	88,677
Total assets	$1,288,573	$72,946	$392,213	$609,236	$152,904	$2,515,872

Interest-bearing Liabilities
Deposits:
Demand	$—	$—	$—	$—	$271,238	$271,238
Money market and NOW (8)	12,060	42,325	110,249	108,770		273,404
Savings (8)	10,519	56,271	129,640	64,128	—	260,558
TCDs under $100	208,648	184,839	18,849	423	—	412,759
TCDs $100 and over	533,189	370,767	35,032	—	—	938,988
Total deposits	764,416	654,202	293,770	173,321	271,238	2,156,947
Securities sold under agreements to repurchase	30,896	—	—	—	—	30,896
Advances from FHLB	—	—	50,000	—	—	50,000
Non-interest-bearing other liabilities	—	—	—	—	27,504	27,504
Stockholders’ equity	—	—	—	—	250,525	250,525
Total liabilities and stockholders’ equity	$795,312	$654,202	$343,770	$173,321	$549,267	$2,515,872
Interest sensitivity gap	$493,261	$(581,256)	$48,443	$435,915	$(396,363)	—
Cumulative interest sensitivity gap	$493,261	$(87,995)	$(39,552)	$396,363	—	—
Gap ratio (% of total assets)	19.60%	(23.10)%	1.92%	17.33%	(15.75)%	—
Cumulative gap ratio	19.60%	(3.50)%	(1.58)%	15.75%	—	—

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

(6)  Includes $3.96 million of available-for-sale venture capital investments in the within three months column.  Includes $7.80 million of fixed-rate mortgage-backed securities, which were allocated based on their contractual maturity date, of which $214,000 is classified as “Over 1 Year to 5 Years,” and $7.58 million is classified as “Over 5 Years.”  In addition, it includes $1.56 million of fixed-rate collaterized mortgage obligations, which were allocated based on their contractual maturity date and categorized in this table as “Over 5 years.”  Variable-rate agency preferred stock totaling $24.04 million was categorized in this table in the “Within 3 Months” column.  All other available-for-sale debt securities are fixed-rate and were allocated based on their contractual maturity date.

(7)  Excludes allowance for loan losses of $24.03 million, unamortized deferred loan fees of $3.85 million and $9.40 million of non-accrual loans, which are included in non-earning assets. Adjustable-rate loans are included in the "within three months" category, as they are subject to an interest adjustment depending upon the terms on the loan.

(8)  The Company’s own historical experience and decay factors are used to estimate the money market and NOW, and savings deposit runoff.

Although the modeling is very helpful in managing interest rate risk, it does require significant assumptions for the projection of loan prepayment rates on mortgage related assets, loan volumes and pricing, and deposit and borrowing volume and pricing, that might prove inaccurate.  Because these assumptions are inherently uncertain, the model cannot precisely estimate net interest income, or precisely predict the effect of higher or lower interest rates on net interest income.  Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rates changes, the differences between actual experience and the assumed volume, changes in market conditions, and management strategies among other factors.  The Company monitors its interest rate sensitivity and attempts to reduce the risk of a significant decrease in net interest income caused by a change in interest rates.

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points.  When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability.  The results after running our simulation indicated that if interest rates were to increase instantaneously or decrease instantaneously by 200 basis points, the change to our net interest income is within our tolerance level and comparable to our December 31, 2001, results.

The Company’s net interest income simulation model also projects the net economic value of our portfolio of assets and liabilities.  We have established a tolerance level to value the net economic value of our portfolio of assets and liabilities in our policy to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points.  The results after running our simulation indicated that if interest rates were to increase instantaneously or decrease instantaneously by 200 basis points, the economic value of our portfolio of assets and liabilities is within our tolerance level and comparable to our December 31, 2001, results.

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

On March 21, 2000, we entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.00 million for a period of five years.  The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates.  The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at March 31, 2002, was approximately three years.  At March 31, 2002, the fair value of the interest rate swap was $1.43 million ($802,000, net of tax) compared to $1.93 million ($869,000, net of tax) at December 31, 2001.  For the three months ended March 31, 2002, amounts totaling $265,000 were reclassified into earnings.  The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to reclassify into earnings within the next 12 months is approximately $1.04 million.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Bancorp's wholly-owned subsidiary, Cathay Bank, has been a party to ordinary routine litigation from time to time incidental to various aspects of its operations.

Management is not currently aware of any litigation that is expected to have material adverse impact on the Company’s consolidated financial condition, or the results of operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit:

None

Reports on Form 8-K:

A current report on Form 8-K dated March 27, 2002, reported that the Board of Directors approved a two-for-one split of Bancorp’s common stock, in the form of a 100% stock dividend, payable May 9, 2002 to stockholders of record on April 19, 2002.  The Board also approved a quarterly cash dividend of 28 cents per share on a pre-split basis payable April 16, 2002, to stockholders of record on April 1, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay Bancorp, Inc.
(Registrant)

Date: May 15, 2002	By /s/ DUNSON K. CHENG
Dunson K. Cheng
Chairman and President

Date: May 15, 2002	By /s/ ANTHONY M. TANG
Anthony M. Tang
Chief Financial Officer