Form 10-Q
period 2002-06-30
CATHAY BANCORP INC
filed 2002-08-14
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Common stock, $.01 par value, 18,005,539 shares outstanding as of August 1, 2002

CATHAY BANCORP, INC. AND SUBSIDIARY

2ND QUARTER 2002 REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
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
Critical Accounting Policies
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Financial Derivatives
PART II - OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS
Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
Item 3.	DEFAULTS UPON SENIOR SECURITIES
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 5	OTHER INFORMATION
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

(Unaudited)

CATHAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share and per share data)	June 30, 2002	December 31, 2001	% change

Assets
Cash and due from banks	$62,880	$73,514	(14)
Federal funds sold and securities purchased under agreements to resell	53,500	13,000	312
Cash and cash equivalents	116,380	86,514	35
Securities available-for-sale (amortized cost of $286,663 in 2002 and $241,788 in 2001)	294,386	248,958	18
Securities held-to-maturity (estimated fair value of $372,479 in 2002 and $382,814 in 2001)	359,735	374,356	(4)
Loans	1,726,922	1,667,905	4
Less: Allowance for loan losses	(22,035)	(23,973)	(8)
Unamortized deferred loan fees	(3,991)	(3,900)	2
Loans, net	1,700,896	1,640,032	4
Other real estate owned, net	653	1,555	(58)
Investments in real estate, net	21,484	17,727	21
Premises and equipment, net	30,036	29,403	2
Customers’ liability on acceptances	12,219	12,729	(4)
Accrued interest receivable	14,727	14,545	1
Goodwill	6,552	6,552	—
Other assets	21,917	20,743	6

Total assets	$2,578,985	$2,453,114	5

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$272,462	$260,427	5
Interest-bearing deposits:
NOW deposits	138,444	135,650	2
Money market deposits	147,255	136,806	8
Savings deposit	272,859	252,322	8
Time deposits under $100	416,919	414,490	1
Time deposits of $100 or more	958,704	922,653	4
Total deposits	2,206,643	2,122,348	4

Securities sold under agreements to repurchase	28,506	22,114	29
Advances from the Federal Home Loan Bank	50,000	30,000	67
Acceptances outstanding	12,219	12,729	(4)
Other liabilities	15,003	19,912	(25)
Total liabilities	2,312,371	2,207,103	5

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 18,278,802 issued and 18,001,002 outstanding in 2002 and 18,235,538 issued and 17,957,738 outstanding in 2001	183	182	1
Treasury stock, at cost (277,800 shares in 2002 and in 2001)	(7,342)	(7,342)	—
Additional paid-in-capital	69,899	68,518	2
Accumulated other comprehensive income, net	5,419	5,063	7
Retained earnings	198,455	179,590	11
Total stockholders’ equity	266,614	246,011	8

Total liabilities and stockholders’ equity	$2,578,985	$2,453,114	5

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2002	2001	2002	2001
INTEREST INCOME
Interest on loans	$25,788	$30,737	$52,596	$63,111
Interest on securities available-for-sale	4,103	3,604	8,054	6,748
Interest on securities held-to-maturity	5,186	6,057	10,472	12,045
Interest on federal funds sold and securities purchased under agreements to resell	182	307	392	836
Interest on deposits with banks	8	16	19	27
Total interest income	35,267	40,721	71,533	82,767

INTEREST EXPENSE
Time deposits of $100 or more	5,641	10,689	12,030	22,334
Other deposits	3,373	6,585	6,934	13,612
Other borrowed funds	821	386	1,554	1,121
Total interest expense	9,835	17,660	20,518	37,067
Net interest income before provision for loan losses	25,432	23,061	51,015	45,700
Provision for loan losses	1,500	1,200	3,000	2,400
Net interest income after provision for loan losses	23,932	21,861	48,015	43,300

NON-INTEREST INCOME
Securities gains (losses)	502	(38)	460	826
Letters of credit commissions	466	575	938	1,115
Depository service fees	1,480	1,203	2,961	2,415
Other operating income	1,574	1,312	2,997	2,548
Total non-interest income	4,022	3,052	7,356	6,904

NON-INTEREST EXPENSE
Salaries and employee benefits	6,248	5,613	12,413	11,507
Occupancy expense	817	786	1,748	1,704
Computer and equipment expense	780	672	1,584	1,370
Professional services expense	764	1,412	1,854	2,682
FDIC and State assessments	122	116	246	232
Marketing expense	438	241	771	583
Other real estate owned (income)	(195)	(121)	(385)	(183)
Operations of investments in real estate	502	326	1,118	1,241
Other operating expense	738	1,295	1,517	2,315
Total non-interest expense	10,214	10,340	20,866	21,451
Income before income tax expense	17,740	14,573	34,505	28,753
Income tax expense	5,502	4,375	10,879	9,175
Net income	12,238	10,198	23,626	19,578

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period	3,527	(730)	1,193	1,018
Cumulative adjustment upon adoption of SFAS 133	—	—	—	566
Unrealized gains (losses) on cash flow hedge derivatives	141	(148)	75	108
Less: reclassification adjustment included in net income	718	79	912	103
Total other comprehensive income (loss), net of tax	2,950	(957)	356	1,589
Total comprehensive income	$15,188	$9,241	$23,982	$21,167
Net income per common share:
Basic	$0.68	$0.56	$1.31	$1.08
Diluted	$0.67	$0.56	$1.31	$1.07

Cash dividends paid per common share	$0.140	$0.125	$0.265	$0.250

Basic average common shares outstanding	17,992,971	18,184,940	17,980,834	18,175,094
Diluted average common shares outstanding	18,133,705	18,237,640	18,089,358	18,233,904

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
(In thousands)	2002	2001
Cash Flows from Operating Activities
Net income	$23,626	$19,578
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,000	2,400
Depreciation	779	732
Gain on sales of other real estate owned	(395)	(4)
Gain on sale of loans	(187)	—
Gain on sale and call of investment securities	(665)	(826)
Amortization of investment security premium, net	322	236
Amortization of goodwill	—	432
Increase (decrease) in deferred loan fees, net	91	(209)
(Increase) decrease in accrued interest receivable	(182)	301
(Increase) decrease in other assets, net	(1,303)	2,012
Decrease in other liabilities	(4,909)	(1,535)
Total adjustments	(3,449)	3,539
Net cash provided by operating activities	20,177	23,117

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(177,730)	(463,325)
Proceeds from maturity and call of investment securities available-for-sale	135,999	417,256
Proceeds from sale of investment securities available-for-sale	5,030	462
Proceeds from repayment of mortgage-backed securities available-for-sale	2,919	4,929
Purchase of investment securities held-to-maturity	(32,134)	(75,136)
Proceeds from maturity and call of investment securities held-to-maturity	12,070	33,819
Purchase of mortgage-backed securities held-to-maturity	(9,225)	(7,355)
Proceeds from repayment of mortgage-backed securities held-to-maturity	33,092	26,825
Net increase in loans	(64,175)	(65,502)
Purchase of premises and equipment	(1,412)	(225)
Proceeds from sale of other real estate owned	1,704	227
Net increase in investments in real estate	(3,757)	(869)
Net cash used in investing activities	(97,619)	(128,894)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW deposits, money market and savings deposits	45,815	17,144
Net increase in time deposits	38,480	113,913
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	6,392	(45,708)
Increase in advances from Federal Home Loan Board	20,000	—
Cash dividends	(4,761)	(4,540)
Proceeds from shares issued to the Dividend Reinvestment Plan	964	977
Proceeds from exercise of stock options	418	253
Purchase of treasury stock	—	(209)
Net cash provided by financing activities	107,308	81,830

Increase (decrease) in cash and cash equivalents	29,866	(23,947)
Cash and cash equivalents, beginning of the period	86,514	84,687
Cash and cash equivalents, end of the period	$116,380	$60,740

Supplemental disclosure of cash flows information
Cash paid during the period:
Interest	$20,997	$38,222
Income taxes	$16,869	$4,673
Non-cash investing activities:
Transfers to investment securities available-for-sale within 90 days of maturity	$10,484	$5,889
Net change in unrealized holding gains on securities available-for-sale, net of tax	$281	$915
Cumulative adjustment upon adoption of SFAS No. 133, net of tax	$—	$566
Net change in unrealized gains on cash flow hedge derivatives, net of tax	$75	$108
Transfers to other real estate owned	$407	$441

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Business

Cathay Bancorp, Inc. (the “Company”) is the one-bank holding company for Cathay Bank (the “Bank”).  Cathay Bank was founded in 1962 and offers a wide range of financial services.  The Bank now operates twelve branches in Southern California, seven branches in Northern California, three branches in New York State, one branch in Houston, Texas, and two representative offices, one in Hong Kong, and one in Shanghai, China.  In addition, the Bank’s subsidiary, Cathay Investment Company, maintains an office in Taiwan.  The Bank has received regulatory approvals to open a new branch in Sacramento, California, which is expected to be ready for business this year.  The Bank is a commercial bank, servicing primarily individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  Certain reclassifications have been made to the prior year’s financial statements to conform to the June 30, 2002 presentation.  For further information, refer to the consolidated financial statements and footnotes included in Cathay Bancorp’s annual report on Form 10-K for the year ended December 31, 2001.

Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142.  Any impairment loss is measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.  The Company adopted SFAS No. 142 effective January 1, 2002.  Upon adoption, the Company discontinued the amortization of goodwill, and reclassified $2.33 million from goodwill to core deposit intangible, which is classified under other assets in the Statements of Financial Condition.  The Company also reassessed the useful lives and residual value of all intangible assets acquired in purchase business combinations, and tested goodwill for impairment, and found no impairment.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  For long-lived assets to be held and used, SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value.  Further, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a “primary-asset” approach to determine the cash flow estimation period.  For long-lived asset to be disposed of by sale, SFAS No. 144 retains the requirements of SFAS No. 121 to measure a long-lived asset classified as held-for-sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation.  Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would be no longer recognized before they occur.  SFAS No. 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held-for-sale, prohibits retroactive reclassification of the asset as held-for-sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from “held-for-sale” to “held-and-used.”  The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 144 effective January 1, 2002.  Adoption of SFAS No. 144 did not have any impact on the results of operations or financial condition of the Company.

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”).  SFAS No.145 rescinds SFAS No. 4 that required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  Henceforth, those gains and losses from extinguishment of debt are to be classified in accordance with the criteria in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  SFAS No. 64 which amended SFAS No. 4 is no longer necessary with the rescission of SFAS No. 4.  SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980.  Since the transition has been completed, SFAS No. 44 is no longer necessary.  SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions.  SFAS No. 145 is effective for financial statements for periods beginning after May 15, 2002.  Upon adoption, the Company is required to reclassify prior period items that do not meet the extraordinary classification criteria in APB 30.  The Company adopted SFAS No. 145 effective May 15, 2002.  Adoption of SFAS No. 145 did not have any impact on the results of operations or financial condition of the Company.

On July 30, 2002, FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”  (“SFAS No. 146”).  SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets.  Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel.  Under Statement No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value.  A liability is incurred when an event leaves the company little or no discretion to avoid transferring or using the assets in the future.  Previous accounting guidance was provided by the Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 145 is effective for exit and disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company expects that adoption of SFAS No.146 will not have a material impact on the Company’s results of operations or financial condition.

Financial Derivatives

The Company enters into financial derivatives in order to seek mitigation of exposure to interest rate risks related to its interest-earning assets and interest-bearing liabilities.  For periods prior to January 1, 2001, for those qualifying financial derivatives that altered the interest rate characteristics of assets or liabilities, the net differential to be paid or received on the financial derivative was treated as an adjustment to the yield on the underlying assets or liabilities.  Interest rate financial derivatives that did not qualify for the accrual method were recorded at fair value, with gains and losses recorded in earnings.

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

On March 21, 2000, the Company hedged a portion of its floating interest rate loans through an interest rate swap agreement with a $20.00 million notional amount.  The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at June 30, 2002 was approximately less than three years.  Amounts to be paid or received on the interest rate swap will be reclassified into earnings upon the receipt of interest payments on the underlying hedged loans, including amounts totaling $525,000 that were reclassified into earnings during the six months ended June 30, 2002.  The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $1.06 million.

Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock that then shared in earnings.  All share and per share amounts included herein have been adjusted for the two-for-one stock split payable on May 9, 2002, to stockholders of record on April 19, 2002.

The following table sets forth basic and diluted earnings per share calculations:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except share and per share data)	2002	2001	2002	2001
Net income	$12,238	$10,198	$23,626	$19,578

Weighted-average shares:
Basic weighted-average number of common shares outstanding	17,992,971	18,184,940	17,980,834	18,175,094
Dilutive effect of weighted-average outstanding common shares equivalents	140,734	52,700	108,524	58,810
Diluted weighted-average number of common shares outstanding	18,133,705	18,237,640	18,089,358	18,233,904
Earnings per share:
Basic	$0.68	$0.56	$1.31	$1.08
Diluted	$0.67	$0.56	$1.31	$1.07

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is given based on the assumption that the reader has access to and read the Annual Report on Form 10-K for the year ended December 31, 2001 of Cathay Bancorp, Inc. (“Bancorp”) and its subsidiary Cathay Bank (the “Bank” and together the “Company” or “we”, “us,” or “our”).

The following discussion and other sections of this report include forward-looking statements regarding management’s beliefs, projections, and assumptions concerning future results and events.  These forward-looking statements may, but do not necessarily, also include words such as “believes,” “expects,” “anticipates,” “intends”, “plans”, “estimates,” or similar expressions.  Forward-looking statements are not guarantees.  They involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, adverse developments, or conditions related to or arising from:

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

Cathay Bank’s web page is found at http://www.cathaybank.com/

SECOND QUARTER HIGHLIGHTS:

•                  2nd quarter 2002 net income increased 20.00% to $12.24 million compared to $10.20 million during the same quarter a year ago.

•                  Return on average stockholders’ equity was 19.03% and return on average assets was 1.93% for the quarter ended June 30, 2002.

•                  A net interest margin of 4.31%, and a tax-equivalent net interest margin of 4.40%.

•                  An increase of 31.78% in non-interest income, which totaled $4.02 million compared to $3.05 million in the year ago quarter.

•                  The efficiency ratio improved to 34.68% from 39.60% a year ago.

•                  Non-performing assets (“NPAs”) dropped to $7.80 million from $19.70 million in the 2nd quarter 2001.

•                  Tier 1 risk-based capital ratio of 11.88%, total risk-based capital ratio of 12.92%, and Tier 1 leverage capital ratio of 9.95%.

•                  On May 10, 2002, Cathay Bank, received the “Preferred Lender Program” status, from the U.S. Small Business Administration (“SBA”), for the Los Angeles District Office territory.

•                  June 20, 2002, marked the grand opening ceremony for the Bank’s representative office in Shanghai, China.

•                  Brooklyn Branch opened for business on June 27, 2002.

Consolidated Income Statement Review

Net Income

Consolidated net income of $12.24 million for the second quarter of 2002, was up 20.00% from second quarter 2001 net income of $10.20 million, and an increase of 7.46% over the first quarter of 2002.  On an earnings-per-share basis, second quarter 2002 net income was $0.67 per diluted share, an increase of 19.64%, over the $0.56 per diluted share one year ago.

Pretax income

Pretax income for the second quarter 2002 increased $3.17 million to $17.74 million, up 21.73%, from the corresponding quarter of last year.  The change in pretax income was the result of the following:

•                  An increase of $2.37 million in net interest income before provision for loan losses.

•                  An increase of $300,000 in the provision for loan losses.

•                  An increase of $970,000 or 31.78% in non-interest income.

•                  A decrease of $126,000 or 1.22% in non-interest expense.

Net Interest Income Before Provision for Loan Losses

Net interest income of $25.43 million for the second quarter of 2002 increased $2.37 million, or 10.28%, compared to $23.06 million during the like quarter a year ago.  The increase in net interest income was primarily due to an increase of $32.35 million in the excess of average interest-earning assets over total average deposits and other borrowed funds.  The net interest margin equaled 4.31% for the second quarter of 2002, compared with an adjusted 4.28% for the first quarter of 2002, and 4.36% in last year’s second quarter.  During the first quarter 2002, our net interest margin equaled 4.43%, which included 15 basis points due to the recapture of $861,000 in interest income on three non-accrual loans that paid off in February 2002.

Average interest-earning assets increased $248.37 million over last year’s second quarter and provided an additional $4.44 million of interest income during the second quarter 2002.  The majority of this growth was funded by a 10.65% increase in total average deposits and other borrowed funds, resulting in $1.52 million of additional interest expense.  Quarter-over-quarter, overall changes in volume resulted in $2.92 million of additional net interest income.

The interest rate earned on our interest-earning assets decreased by 174 basis points to 5.97%, and as a result, the amount of interest earned decreased $9.90 million from the year ago quarter.  Because of the repricing of our interest-bearing liabilities in a lower interest rate environment, the average interest paid on interest-bearing liabilities declined by 193 basis points to 1.99%, reducing interest expense by $9.35 million.  The net change related to interest rates earned and paid was a decrease of $554,000 in net interest income, due to rate change.

Quarter-to-quarter, the net interest income before provision for loan losses increased by $2.37 million.  Our average cost of funds on deposits (which includes non-interest-bearing demand deposits) and other borrowed funds equaled 1.76% during the second quarter 2002 compared to 3.49% during the year ago quarter.

Net Interest Income – Taxable-Equivalent Basis

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

Three months ended June 30,	2002			2001
Taxable-equivalent basis (Dollars in thousands)	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

Interest-earning assets
Federal funds sold and securities purchased under agreements to resell	$42,093	$182	1.73%	$28,396	$307	4.34%
Securities available-for-sale	301,475	4,189	5.57	221,639	3,731	6.75
Securities held-to-maturity	365,873	5,630	6.17	400,356	6,464	6.48
Loans receivable, net	1,657,729	25,788	6.24	1,464,080	30,737	8.42
Deposits with banks	938	8	3.42	5,267	16	1.22
Total interest-earning assets	$2,368,108	$35,797	6.06%	$2,119,738	$41,255	7.81%

Interest-bearing liabilities
Interest-bearing checking deposits	$288,560	$490	0.68%	$256,706	$889	1.39%
Savings deposit	267,014	363	0.55	235,508	684	1.16
Time deposits	1,356,445	8,161	2.41	1,273,996	15,701	4.94
Total interest-bearing deposits	1,912,019	9,014	1.89	1,766,210	17,274	3.92
Other borrowed funds	70,233	821	4.69	39,094	386	3.96
Total interest-bearing liabilities	1,982,252	9,835	1.99	1,805,304	17,660	3.92

Non-interest-bearing demand deposits	262,938	—	—	223,869	—	—
Total deposits and other borrowed funds	$2,245,190	$9,835	1.76%	$2,029,173	$17,660	3.49%

Interest rate spread			4.30%			4.32%
Net interest income/margin		$25,962	4.40%		$23,595	4.46%

Net interest income on a taxable-equivalent basis was $25.96 million in the second quarter of 2002 compared with $26.13 million in the first quarter of 2002 and $23.60 million in the second quarter of 2001.  The increase of $2.37 million in the net taxable-equivalent interest income before provision for loan losses from last year’s second quarter was primarily the result of a net increase of $32.35 million in average interest-earning assets over average deposits and other borrowed funds.  The relatively higher net interest income in the first quarter 2002 was due to the recapture of $861,000 in interest income on three non-accrual loans that paid off in February 2002.

Our taxable-equivalent net interest margin was 4.40% in the second quarter of 2002, compared with 4.52% in the first quarter of 2002 and 4.46% one year ago.  The recapture of $ $861,000 in interest income on three non-accrual loans that paid off in February 2002, contributed 15 basis points to the net interest margin during the first quarter 2002.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings that is determined by management, through a disciplined credit review process, as the amount needed to maintain an allowance that is sufficient to absorb loan losses inherent in the Company’s loan portfolio.  In view of the still uncertain economic picture, and the additional inherent risk resulting from the overall increase of our loan portfolio, we increased the provision for loan losses by $300,000 from the quarter ended June 30, 2001.  The provision for loan losses was $1.50 million in the second quarter of 2002 compared to $1.20 million for the second quarter of 2001.

Non-Interest Income

Non-interest income was $4.02 million for the second quarter of 2002, up $970,000 or 31.78%, when compared with $3.05 million during the same quarter a year ago.

During the second quarter 2002, securities gains of $502,000 was an increase of $540,000 over the corresponding quarter of last year, primarily as a result of one sale and calls of securities available-for-sale.  Depository service fees for the second quarter 2002 increased by $277,000 or 23.03% to $1.48 million, compared to $1.20 million during the like period a year ago.  The increase in depository service fees during the second quarter 2002 was predominantly due to an increase in service charges on deposit accounts, and an increase in investment services fee income from our Global Investment Services unit.  Letters of credit commissions were down 18.96%, to $466,000, likely as a result of a continuing uncertainty over the outlook for the U.S. economy from the point of view of some of our importing customers.  Other operating income increased by $262,000, up 19.97%, to $1.57 million compared to $1.31 million in the year ago quarter.  The increase in other operating income was primarily due to increases in commercial and commercial mortgage loan fees, gain on sale of SBA and residential mortgage loans, and an increase in wire transfer fees.

Non-Interest Expense

Non-interest expense decreased $126,000 to $10.21 million in the second quarter of 2002, and the efficiency ratio improved to 34.68% compared to 39.60% in the year ago quarter.

The decrease during the second quarter 2002 was primarily attributable to decreases of $648,000 in professional services expense and $557,000 in other operating expense.  The higher professional fees in the second quarter 2001 included fees related to the formation of a registered investment company, and the increase in last year’s other operating expense was primarily due to an accrual related to a litigation, which was settled in the fourth quarter 2001.  Annual salary adjustments, additional employees and salary expense for our Union City branch, which opened for business in the 4th quarter 2001, drove the increase of $635,000 in salaries and employee benefits in the second quarter 2002.  In addition, the quarterly goodwill amortization of $165,000 was discontinued upon the adoption of SFAS No. 142 on January 1, 2002.

Income taxes

The provision for income taxes was $5.50 million or 31.01% for the second quarter 2002 compared with $4.38 million or 30.02% in the year ago quarter.  The effective income tax rate during both quarters reflects the income tax benefits of a registered investment company subsidiary of the Bank, which provides flexibility to raise additional capital in a tax efficient manner, and tax credits earned from qualified low income housing investments.  The long-term plan for the registered investment company is currently under review.  Depending on the results of the review and other factors, the effective tax rate for 2002 may change.  There can be no assurance that the subsidiary will continue as a registered investment company, or that any tax benefits will continue, or as to our ability to raise capital through this subsidiary.  A proposed change to California tax law introduced on February 21, 2002, related to registered investment companies that could have negatively impacted the Company’s effective tax rate in future periods, was withdrawn on April 3, 2002.  However, there can be no assurance that a similar bill will not be introduced at a future time, or that any tax benefits will continue.

YEAR-TO-DATE REVIEW – CONSOLIDATED INCOME STATEMENT

Net income was $23.63 million or $1.31 per diluted share for the six months ended June 30, 2002, an increase of 20.68% over the $19.58 million or $1.07 per diluted share for the same period a year ago.  The Company’s net interest income before provision for loan losses increased by $5.32 million for the six months ended June 30, 2002, to $51.02 million, up 11.63%, compared to $45.70 million during the same period a year ago.  The net interest margin for the six months ended June 30, 2002 decreased 4 basis points to 4.38% compared to 4.42% during the like period a year ago.  On a taxable-equivalent basis, the net interest margin equaled 4.47% compared to 4.52% a year ago.

Non-interest income was up 6.55% to $7.36 million for the first six months of 2002, compared to $6.90 million in the like period a year ago.  Non-interest income in 2001, included an $851,000 premium on a Forward Rate Agreement, recognized as securities gains during the first quarter 2001.  The increase in 2002 was primarily attributable to increases in depository services fees and other operating income.

Return on average stockholders’ equity was 18.74% and return on average assets was 1.89% for the six months of 2002 compared to a return on average stockholders’ equity of 17.66% and a return on average assets of 1.75%, for the six months ended June 30, 2001.  The efficiency ratio for the six months ended June 30, 2002 was 35.75% compared to 40.78% during the same period a year ago.

Financial Condition Review

Assets

Total assets were $2.58 billion at June 30, 2002, up 5.13% from year-end 2001 of $2.45 billion, primarily reflecting the $59.02 million growth mainly in commercial mortgage loans and commercial loans.  Our investment securities portfolio increased 4.94% to $654.12 million at June 30, 2002, up $30.81 million, from the $623.31 million at December 31, 2001.  As a percentage of total assets, the investment securities portfolio remained relatively unchanged at 25.36%.  Cash and cash equivalents increased by $29.87 million from December 31, 2001.

Securities

Securities available-for-sale represented 12.30% of average interest-earning assets for the first six months of 2002 compared with 9.73% for the first six months of 2001.  The fair value of securities available-for-sale at June 30, 2002 was $294.39 million compared to $248.96 million at December 31, 2001.  The increase of $45.43 million for the six months ended June 30, 2002, represented primarily increases in purchases of US government agency securities.  During the first six months of 2002, the Bank sold one available-for sale security, with a net book value of $5.03 million, which resulted in a gain on sale of securities of $432,000.  During the second quarter the financial market expectation of an upcoming increase in the federal funds interest rate by the Federal Reserve, flattened the yield curve, from the steeper levels during the first quarter 2002, and as a result the net unrealized gain on securities available-for-sale, which represented the difference between fair value and amortized cost, increased to $7.72 million compared to a net unrealized gain of $2.88 million at March 31, 2002, and $7.17 million at year-end 2001.  Net unrealized gains and losses in the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax.

Securities held-to-maturity represented 15.57% of average interest-earning assets for the first six months of 2002 compared with 18.99% for the first six months of 2001.  Securities held-to-maturity at June 30, 2002 decreased $14.62 million to $359.74 million compared to $374.36 million at December 31, 2001.  The decrease in securities held-to-maturity during the first six months of 2002 was the result of calls and maturities of securities held-to-maturity.

The average taxable-equivalent yield on investment securities decreased 62 basis points to 6.04% for the six months ended June 30, 2002, compared with 6.66% for the same period in 2001.  For the three months ended June 30, 2002, the average taxable-equivalent yield on investment securities decreased 67 basis points to 5.90% compared with 6.57% for the same period in 2001.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale, as of June 30, 2002 and December 31, 2001:

	June 30, 2002
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US government agencies	$182,185	$5,782	$144	$187,823
State and municipal securities	200	—	—	200
Mortgage-backed securities	7,039	288	—	7,327
Collateralized mortgage obligations	1,039	43	—	1,082
Asset-backed securities	9,995	450	—	10,445
Corporate bonds	40,905	2,409	—	43,314
Commercial paper	16,406	—	3	16,403
Equity securities	28,894	—	1,102	27,792
Total	$286,663	$8,972	$1,249	$294,386

	December 31, 2001
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US government agencies	$113,873	$4,500	$49	$118,324
Mortgage-backed securities	8,336	213	6	8,543
Collateralized mortgage obligations	2,658	47	—	2,705
Asset-backed securities	9,994	401	—	10,395
Money market fund	20,000	—	—	20,000
Corporate bonds	57,973	2,532	171	60,334
Equity securities	28,954	34	331	28,657
Total	$241,788	$7,727	$557	$248,958

The following tables summarize the composition, carrying value, gross unrealized gains, gross unrealized losses and estimated fair values of securities held-to-maturity, as of June 30, 2002 and December 31, 2001:

	June 30, 2002
(In thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government agencies	$49,994	$1,600	$—	$51,594
State and municipal securities	70,429	3,345	2	73,772
Mortgage-backed securities	88,848	3,316	—	92,164
Collateralized mortgage obligations	47,759	1,302	17	49,044
Asset-backed securities	9,999	253	—	10,252
Corporate bonds	72,832	2,561	350	75,043
Other securities	19,874	736	—	20,610
Total	$359,735	$13,113	$369	$372,479

	December 31, 2001
(In thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government agencies	$50,017	$1,251	$—	$51,268
State and municipal securities	69,906	2,049	380	71,575
Mortgage-backed securities	110,342	2,726	14	113,054
Collateralized mortgage obligations	50,282	657	57	50,882
Asset-backed securities	920	1	—	921
Corporate bonds	73,031	1,822	81	74,772
Other securities	19,858	484	—	20,342
Total	$374,356	$8,990	$532	$382,814

Loans

Loans, net of deferred loan fees, represented 71.17% of average interest-earning assets for the first six months of 2002 compared with 70.58% for the first six months of 2001.  In view of the uncertainties that still abound in the economy and markets, gross loans increased at a 3.54% pace from year-end 2001, to $1.73 billion at June 30, 2002 compared to $1.67 billion at year-end 2001.  The majority of the growth was in commercial mortgage loans, which grew by $59.56 million to $797.94 million at June 30, 2002 compared to $738.38 million at year-end 2001.  Commercial loans increased by $24.48 million to $530.60 million at period-end compared to $506.13 million at year-end 2001.  During the six months ended June 30, 2002, the Bank sold $7.04 million of residential mortgage loans, resulting in a gain on sale of loans of $22,400, and sold $3.20 million of SBA loans, resulting in a gain on sale of loans of $165,000.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	June 30, 2002	% of Total	December 31, 2001	% of Total	% Change

Loans
Commercial loans	$530,604	31%	$506,128	31%	5
Residential mortgage loans	230,684	14	235,914	15	(2)
Commercial mortgage loans	797,940	47	738,379	45	8
Real estate construction loans	152,074	9	166,417	10	(9)
Installment loans	15,234	1	20,322	1	(25)
Other loans	386	—	745	—	(48)
Gross loans	1,726,922	102	1,667,905	102	4

Allowance for loan losses	(22,035)	(2)	(23,973)	(2)	(8)
Unamortized deferred loan fees	(3,991)	—	(3,900)	—	2

Net loans	$1,700,896	100%	$1,640,032	100%	4

Other Real Estate Owned

Other Real Estate Owned (“OREO”) of $653,000, net of a valuation allowance of $131,000, decreased $902,000 at June 30, 2002, compared to $1.56 million at year-end 2001.

As of June 30, 2002, there were two outstanding OREO properties, which included one parcel of land and one commercial building.  Both properties are located in Southern California.  During the first six months of 2002, we acquired two single-family-residential (“SFR”) properties and sold five SFR properties, two of which were the properties acquired during the first half of 2002.  The carrying value of the five SFR properties sold was approximately $1.31 million, and the sale resulted in gains of $395,000.

To reduce the carrying value of OREO to the estimated fair value of the properties, we maintain a valuation allowance for OREO properties.  We perform periodic evaluations on each property and make corresponding adjustments to the valuation allowance, if necessary.  Any decline in value is recognized by a corresponding increase to the valuation allowance in the current period.  Management did not make any provision for OREO losses in the first half of 2002.

Investments in Real Estate

As of June 30, 2002, our investments comprised of five limited partnerships, one of which was acquired in March 2002.  The limited partnerships are formed for the purpose of investing in low income housing projects, which qualify for federal and/or state low income housing tax credits.

As of June 30, 2002, investments in real estate increased $3.76 million to $21.48 million from $17.73 million at year-end 2001.  During 2002, we recognized $1.12 million in net operating losses from the five limited partnerships.  In addition, in March 2002 we acquired an interest in the Lend Lease Institutional Tax Credits XXIII, a limited partnership for $4.87 million.

The following table summarizes the composition of our investments in real estate as of the dates indicated:

	Percentage of Ownership	Acquisition Date	Carrying Amount
(Dollars in thousands)			June 30, 2002	December 31, 2001
Las Brisas	49.5%	December 1993	$—	$—
Los Robles	99.0%	August 1995	363	386
California Corporate Tax Credit Fund III	32.5%	March 1999	11,634	12,426
Wilshire Courtyard	99.9%	May 1999	4,706	4,915
Lend Lease ITC XXIII	4.5%	March 2002	4,781	—
			$21,484	$17,727

Deposits

During the first half of 2002, deposits grew by $84.30 million, up 3.97%, to $2.21 billion.  The increase in customer deposits was led by increases in time certificates of deposit of $38.48 million to $1.38 billion, savings deposit of $20.54 million to $272.86 million, interest-bearing checking deposits of $13.24 million to $285.70 million, and non-interest-bearing deposits of $12.04 million to $272.46 million.

The following tables display the deposit mix as of the dates indicated:

(Dollars in thousands)	June 30, 2002	% of Total	December 31, 2001	% of Total	% Change

Deposits
Non-interest-bearing demand deposits	$272,462	12%	$260,427	12%	5
Interest-bearing checking deposits	285,699	13	272,456	13	5
Savings deposit	272,859	13	252,322	12	8
Time deposits	1,375,623	62	1,337,143	63	3
Total deposits	$2,206,643	100%	$2,122,348	100%	4

As interest rate spreads widened between Jumbo CDs and other types of interest-bearing deposits under the prevailing interest rate environment, our Jumbo CD portfolio continued to grow.  Management believes our Jumbo CDs are generally less volatile primarily due to the following reasons:

•                  approximately 66.72% of the Bank’s total Jumbo CDs have stayed with the Bank for more than two years;

•                  the Jumbo CD portfolio continued to be diversified with 4,656 accounts averaging approximately $191,000 per account owned by 3,222 individual depositors as of July 8, 2002;

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

2)          to offer new transaction-based products, such as the tiered money market deposits;

3)          to promote transaction-based products from time to time, such as demand deposits;

4)          to seek to diversify the customer base by branch expansion and/or acquisition as opportunities arise.

Borrowings

Our borrowings mostly take the form of advances from the Federal Home Loan Bank of San Francisco (“FHLB”), and repurchase agreements.  Advances from the FHLB were $50.00 million at June 30, 2002, an increase of $20.00 million over the $30.00 million at December 31, 2001.  Securities sold under agreements to repurchase increased by $6.39 million to $28.51 million compared to $22.11 million at December 31, 2001.

Capital Resources

Stockholders’ equity of $266.61 million at June 30, 2002 increased by $20.60 million, or 8.37%, compared to $246.01 million at December 31, 2001.  Stockholders’ equity equaled 10.34% of total assets at June 30, 2002.  The increase of $20.60 million in stockholders’ equity was due to the following:

•                  an addition of $23.63 million from net income, less dividends paid on common stock of $4.76 million;

•                  an increase of $1.38 million from issuance of additional common shares through the Dividend Reinvestment Plan and proceeds from exercise of stock options;

•                  an increase of $356,000 in accumulated other comprehensive income, including:

•                  an increase of $1.19 million in the net unrealized holding gains on securities available-for-sale, net of tax;

•                  an increase of $75,000 from unrealized gains on cash flow hedging derivatives, net of tax;

•                  an increase of $912,000 in reclassifications adjustments included in net income.

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

We declared cash dividends of 25 cents per common share on a pre-stock split basis in January 2002 on 8,978,868 shares outstanding, cash dividends of 28 cents per common share on a pre-stock split basis in March 2002 on 8,986,860 shares outstanding, and cash dividends of 14 cents per common share on a post stock split basis in July 2002 on 18,001,002 shares outstanding.  Total cash dividends paid in 2002, including the $2.52 million paid in July, amounted to $7.28 million.

Under the Equity Incentive Plan adopted by the Board of Directors in 1998, we granted options, on a pre-stock split basis, to purchase 56,720 shares of common stock with an exercise price of $65.10 per share to eligible officers and directors on February 21, 2002.

Return on average stockholders’ equity was 18.74% and return on average assets was 1.89% for the first half of 2002 compared with a return on stockholders’ equity of 17.66% and a return on average assets of 1.75%, during the same period a year ago.

Asset Quality Review

Non-performing Assets

Total non-performing assets which include accruing loans past due 90 days or more, non-accrual loans, and OREO were down $1.68 million to $7.80 million from year-end 2001, and down $11.90 million from the Company’s second quarter 2001 total of $19.70 million.  As a percentage of gross loans plus OREO, non-performing assets were 0.45% at June 30, 2002, compared to 0.57% at year-end 2001 and 1.29% at June 30, 2001.

Accruing loans 90 days past due or more on June 30, 2002 were $1.98 million, up $1.29 million from year-end 2001, and up $900,000 from June 30, 2001.  Non-accrual loans were $5.17 million, down $2.07 million from year-end 2001, and down $8.06 million from June 30, 2001.  OREO assets were $653,000, down $902,000 from year-end 2001, and down $4.74 million from June 30, 2001.

The following table sets forth the breakdown of non-performing assets by categories as of the dates indicated:

(Dollars in thousands)	June 30, 2002	December 31, 2001
Accruing loans past due 90 days or more	$1,978	$689
Non-accrual loans	5,173	7,238
Total non-performing loans	7,151	7,927
Real estate acquired in foreclosure	653	1,555
Total non-performing assets	$7,804	$9,482

Troubled debt restructurings(1)	$6,833	$4,474
Non-performing assets as a percentage of gross loans and OREO	0.45%	0.57%
Allowance for loan losses as a percentage of non-performing loans	308.14%	302.42%

(1) Excludes $1.25 million of non-performing troubled debt restructuring loans, which is included with non-accrual loans.  Troubled debt restructuring loans are accruing interest at their restructured term.

Non-accrual Loans

Non-accrual loans of $5.17 million at June 30, 2002 consisted mainly of $2.12 million in commercial mortgage loans and $2.28 million in commercial loans.  The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	June 30, 2002			December 31, 2001
(In thousands)	Commercial Mortgage	Commercial	Other	Commercial Mortgage	Commercial	Other
Type of Collateral
Single/multi-family residence	$162	$152	$718	$252	$266	$189
Commercial real estate	141	919	—	122	839	—
Land	1,821	468	—	1,821	—	—
UCC	—	739	—	—	3,647	—
Other	—	—	53	—	—	—
Unsecured	—	—	—	—	102	—
Total	$2,124	$2,278	$771	$2,195	$4,854	$189

The following table presents non-accrual loans by type of businesses the borrowers are engaged in, as of the dates indicated:

	June 30, 2002			December 31, 2001
(In thousands)	Commercial Mortgage	Commercial	Other	Commercial Mortgage	Commercial	Other
Type of Business
Real estate development	$1,821	$152	$—	$1,821	$27	$—
Wholesale/Retail	162	1,803	—	122	3,421	—
Food/Restaurant	—	8	—	—	701	—
Import	—	139	—	—	400	—
Other	141	176	771	252	305	189
Total	$2,124	$2,278	$771	$2,195	$4,854	$189

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

Troubled debt restructurings performing under their revised terms were $6.83 million at June 30, 2002 compared to $4.47 million at December 31, 2001.  The increase of $2.36 million from December 31, 2001 was primarily due to two credits totaling $4.22 million that were restructured during 2002, and were performing under their modified terms at June 30, 2002.

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

We identified impaired loans with a recorded investment of $20.80 million at June 30, 2002, compared to $19.35 million at year-end 2001.  The increase of $1.49 million was due to one current but slow-paying commercial mortgage credit, with a recorded investment of $2.24 million, which was classified as impaired during the first six months of 2002.

The following tables present a breakdown of impaired loans and the related allowances as of the dates indicated:

	At June 30, 2002			At December 31, 2001
(In thousands)	Recorded Investment	Allowance	Net Balance	Recorded Investment	Allowance	Net Balance
Commercial	$6,459	$1,137	$5,322	$6,924	$2,143	$4,781
Commercial mortgage	14,306	2,046	12,260	12,426	1,764	10,662
Other	37	37	—	—	—	—
Total	$20,802	$3,220	$17,582	$19,350	$3,907	$15,443

Loan Concentration

There were no loan concentrations to multiple borrowers in similar activities, which exceeded 10% of total loans as of June 30, 2002.

Allowance for Loan Losses

The following table sets forth information relating to the allowance for loan losses for the periods indicated:

(Dollars in thousands)	For the six months ended June 30, 2002	For the year ended December 31, 2001

Balance at beginning of period	$23,973	$21,967
Provision for loan losses	3,000	6,373
Loans charged-off	(5,217)	(4,663)
Recoveries of loans charged-off	279	296
Balance at end of period	$22,035	$23,973

Average net loans outstanding during the period	$1,648,668	$1,519,548
Ratio of net charge-offs to average net loans outstanding during the period (annualized)	0.60%	0.29%
Provision for loan losses to average net loans outstanding during the period (annualized)	0.37%	0.42%
Allowance to non-performing loans, at period-end	308.14%	302.42%
Allowance to gross loans, at period-end	1.28%	1.44%

Commercial loans accounted for $5.19 million in charge-offs during the first half of 2002, primarily as a result of one credit totaling $3.62 million that was identified and reported as a non-accrual loan during the first quarter 2002. The borrower on that credit filed for Chapter 7 bankruptcy protection and the credit has been charged-off.

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

Based on our evaluation process and the methodology to determine the level of the allowance for loan losses mentioned previously, management believes the allowance level at June 30, 2002 to be adequate to absorb estimated probable losses identified through its analysis.

Capital Adequacy Review

Management seeks to retain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both Bancorp’s and the Bank’s regulatory capital continued to well exceed the regulatory minimum requirements as of June 30, 2002.  In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0% and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Company’s capital and leverage ratios as of June 30, 2002 and December 31, 2001:

	Cathay Bancorp, Inc.
	June 30, 2002			December 31, 2001
(Dollars in thousands)	Balance		%	Balance		%
Tier 1 capital (to risk-weighted assets)	$251,771	(4)	11.88%	$231,916	(5)	11.15%
Tier 1 capital minimum requirement	84,743		4.00	83,231		4.00%
Excess	$167,028		7.88%	$148,685		7.15

Total capital (to risk-weighted assets)	$273,806	(4)	12.92%	$255,904	(5)	12.30%
Total capital minimum requirement	169,486		8.00	166,462		8.00
Excess	$104,320		4.92%	$89,442		4.30%

Tier 1 capital (to average assets)
– Leverage ratio	$251,771	(4)	9.95%	$231,916	(5)	9.48%
Minimum leverage requirement	101,236		4.00	97,843		4.00
Excess	$150,535		5.95%	$134,073		5.48%

Risk-weighted assets	$2,118,579	(4)		$2,080,776	(5)
Total average assets	$2,530,903			$2,446,084

(4)           Risk-weighted assets exclude the net valuation gains on debt securities available-for-sale of $8.83 million, except for $1.10 million of valuation losses on equity securities available-for-sale, which are included.  Tier 1 Capital and Total Capital exclude goodwill and other intangible assets of $8.79 million, and accumulated other comprehensive income of $5.42 million.

(5)           Risk-weighted assets exclude the net valuation gains on securities available-for-sale of $7.47 million, except for $298,000 of valuation losses on equity securities available-for-sale, which are included.  Tier 1 Capital and Total Capital excludes goodwill of $8.88 million, and accumulated other comprehensive income of $5.06 million.

The following table presents the Bank’s capital and leverage ratios as of June 30, 2002 and December 31, 2001:

	Cathay Bank
	June 30, 2002			December 31, 2001
(Dollars in thousands)	Balance		%	Balance		%
Tier 1 capital (to risk-weighted assets)	$242,907	(4)	11.49%	$224,239	(5)	10.80%
Tier 1 capital minimum requirement	84,580		4.00	83,064		4.00
Excess	$158,327		7.49%	$141,175		6.80%

Total capital (to risk-weighted assets)	$264,942	(4)	12.53%	$248,227	(5)	11.95%
Total capital minimum requirement	169,161		8.00	166,129		8.00
Excess	$95,781		4.53%	$82,098		3.95%

Tier 1 capital (to average assets)
– Leverage ratio	$242,907	(4)	9.62%	$224,239	(5)	9.18%
Minimum leverage requirement	101,053		4.00	97,665		4.00
Excess	$141,854		5.62%	$126,574		5.18%

Risk-weighted assets	$2,114,509	(4)		$2,076,608	(5)
Total average assets	$2,526,337			$2,441,623

(4)           Risk-weighted assets exclude the net valuation gains on debt securities available-for-sale of $8.83 million, and include $1.10 million of valuation losses on equity securities available-for-sale.  Tier 1 Capital and Total Capital excludes goodwill and other intangible assets of $8.79 million, and accumulated other comprehensive income of $5.42 million.

(5)           Risk-weighted assets exclude the net valuation gains on securities available-for-sale of $7.47 million, and include $229,000 of valuation losses on equity securities available-for-sale.  Tier 1 Capital and Total Capital excludes goodwill of $8.88 million, and accumulated other comprehensive income of $5.06 million.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace.  Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased and securities sold under agreements to repurchase and advances from Federal Home Loan Bank (“FHLB”).  At June 30, 2002, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) increased to 33.22% compared to 30.40% at year-end 2001.

To supplement its liquidity needs, the Bank maintains a total credit line of $52.50 million for federal funds with three correspondent banks, and master agreements with five brokerage firms whereby up to $230.00 million would be available through the sale of securities subject to repurchase.  The Bank is also a shareholder of the FHLB, which enables the Bank to have access to lower cost FHLB financing when necessary.  At June 30, 2002, the Bank had a total approved credit with the FHLB of San Francisco totaling $627.85 million.  The total credit outstanding with the FHLB of San Francisco at June 30, 2002 was $50.00 million.  These advances are non-callable, bear fixed interest rates with $10.00 million maturing in 2003, $20.00 million maturing in 2004, and $20.00 million maturing in 2005.  These borrowings are secured by residential mortgages.

Liquidity can also be provided through the sale of liquid assets, which consists of short-term investments and securities available-for-sale.  At June 30, 2002, such assets at fair value totaled $347.89 million, with $93.46 million pledged as collateral for borrowings and other commitments.

We had a significant portion of our time deposits maturing within one year or less as of June 30, 2002.  Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Company’s marketplace.  However, based on our historical runoff experience, we expect the outflow will be minimal and can be replenished through our normal growth in deposits.  Management believes all the above-mentioned sources will provide adequate liquidity to the Company to meet its daily operating needs.

Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank, proceeds from the Dividend Reinvestment Plan and the Equity Incentive Plan.  Dividends paid to Bancorp by the Bank are subject to regulatory limitations.  The business activities of Bancorp consist primarily of the operation of the Bank with limited activities in other investments.  Management believes Bancorp’s liquidity generated from its prevailing sources are sufficient to meet its operational needs.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

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

The following table indicates the maturity or repricing and rate sensitivity of our interest-earning assets and interest-bearing liabilities as of June 30, 2002.  Our exposure as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods based on certain assumptions.  The interest rate sensitivity of our assets and liabilities presented in the table may vary if different assumptions were used or if actual experience differs from the assumptions used.  As reflected in the table below, we were asset sensitive with a gap ratio of a positive 23.92% within three months, and a positive cumulative gap ratio of 1.28% within one year at June 30, 2002, compared with a positive gap ratio of 18.67 % within three months, and a negative cumulative gap ratio of 5.18% within one year at year-end 2001.

	June 30, 2002 Interest Rate Sensitivity Period
(Dollars in thousands)	Within 3 Months	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Non-interest Sensitive	Total

Interest-earning Assets:
Cash and due from banks	$514	$120	$—	$—	$62,246	$62,880
Federal funds sold	53,500					53,500
Securities available-for-sale(6)	54,444	10,443	190,417	39,082	—	294,386
Securities held-to-maturity	—	605	142,214	216,916	—	359,735
Loans receivable, gross (7)	1,277,676	54,031	103,265	286,777	—	1,721,749
Non-interest-earning assets, net	—	—	—	—	86,735	86,735
Total assets	$1,386,134	$65,199	$435,896	$542,775	$148,981	$2,578,985

Interest-bearing Liabilities:
Deposits
Demand deposits	$—	$—	$—	$—	$272,462	$272,462
Money market and NOW deposits(8)	12,603	44,228	115,207	113,661	—	285,699
Savings deposit(8)	11,016	58,928	135,760	67,155		272,859
TCDs under $100	251,679	148,216	17,024	—	—	416,919
TCDs $100 and over	465,396	397,868	95,440	—	—	958,704
Total deposits	740,694	649,240	363,431	180,816	272,462	2,206,643
Securities sold under agreements to repurchase	28,506	—	—	—	—	28,506
Advances from FHLB	—	—	50,000	—	—	50,000
Non-interest-bearing other liabilities	—	—	—	—	27,222	27,222
Stockholders’ equity	—	—	—	—	266,614	266,614
Total liabilities and stockholders’ equity	$769,200	$649,240	$413,431	$180,816	$566,298	$2,578,985
Interest sensitivity gap	$616,934	$(584,041)	$22,465	$361,959	$(417,317)	—
Cumulative interest sensitivity gap	$616,934	$32,893	$55,358	$417,317	—	—
Gap ratio (% of total assets)	23.92%	(22.64)%	0.87%	14.03%	(16.18)%	—
Cumulative gap ratio	23.92%	1.28%	2.15%	16.18%	—	—

(6)          Includes $3.97 million of available-for-sale venture capital investments in the within three months column.  Includes $7.33 million of fixed-rate mortgage-backed securities, which are allocated based on their contractual maturity date, of which $167,000 are classified as “Over 1 Year to 5 Years,” and $7.16 million is classified as “Over 5 Years.”  In addition, it includes $1.08 million of fixed-rate collateralized mortgage obligations, which are allocated based on their contractual maturity date and categorized in this table as “Over 5 years.”  Variable-rate agency preferred stock totaling $23.82 million, and $16.40 million of commercial paper are categorized in this table in the “Within 3 Months.”  All other available-for-sale debt securities are fixed-rate and are allocated based on their contractual maturity date.

(7)          Excludes allowance for loan losses of $22.04 million, unamortized deferred loan fees of $3.99 million and $5.17 million of non-accrual loans, which are included in non-interest-earning assets.  Adjustable-rate loans are included in the “within three months” category, as they are subject to an interest adjustment depending upon the terms on the loan.

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

Financial Derivatives

It is the policy of the Bank not to speculate on the future direction of interest rates.  However, the Company enters into financial derivatives in order to seek mitigation of exposure to interest rate risks related to our interest-earning assets and interest-bearing liabilities.  We believe that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in the assets or liabilities and against risk in specific transactions.  In such instances, the Bank may protect its position through the purchase or sale of interest rate futures contracts for a specific cash or interest rate risk position.  Other hedge transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds.  Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies.  All hedges will require an assessment of basis risk and must be approved by the Bank’s Investment Committee.  For periods prior to January 1, 2001, for those qualifying financial derivatives that altered the interest rate characteristics of assets or liabilities, the net differential to be paid or received on the financial derivative was treated as an adjustment to the yield on the underlying assets or liabilities.  Interest rate financial derivatives that did not qualify for the accrual method were recorded at fair value, with gains and losses recorded in earnings.

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

On March 21, 2000, we entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.00 million for a period of five years.  The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates.  The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at June 30, 2002, was approximately less than three years.  At June 30, 2002, the fair value of the interest rate swap was $2.12 million ($943,000, net of tax) compared to $1.93 million ($869,000, net of tax) at December 31, 2001.  For the six months ended June 30, 2002, amounts totaling $525,000 were reclassified into earnings.  The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to reclassify into earnings within the next 12 months is approximately $1.06 million.

PART II - OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

Bancorp’s wholly-owned subsidiary, Cathay Bank, has been a party to ordinary routine litigation from time to time incidental to various aspects of its operations.

Management is not currently aware of any litigation that is expected to have material adverse impact on the Company’s consolidated financial condition, or the results of operations.

Item 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of stockholders of Cathay Bancorp, Inc. was held on April 15, 2002 for the purpose of considering and acting upon the following:

Election of Directors:  Three directors were elected as Class III directors to serve until the 2005 Annual Meeting and the votes cast for or withheld were as follows:

	FOR	WITHHELD	AGAINST	BROKER NON-VOTE

George T.M. Ching	7,183,404	120,484	None	None
Wing K. Fat	7,189,880	114,008	None	None
Wilbur K. Woo	7,194,988	108,900	None	None

The above stockholders vote tabulation took place before the two-for-one stock split for stockholders of record on April 19, 2002.

Other Directors whose terms of office continued after the meeting:

Term ending in 2003 (Class I)	Term ending in 2004 (Class II)

Michael M. Y. Chang	Ralph Roy Buon-Cristiani
Patrick S. D. Lee	Kelly L. Chan
Anthony M. Tang	Dunson K. Cheng
Thomas G. Tartaglia	Joseph Chi-Hung Poon

Item 5.        OTHER INFORMATION

Not applicable.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

Exhibit 99.1            CEO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 99.2            CFO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay Bancorp, Inc.
(Registrant)

Date: August 14, 2002	By /s/ DUNSON K. CHENG
Dunson K. Cheng
Chairman and President

Date: August 14, 2002	By /s/ ANTHONY M. TANG
Anthony M. Tang
Chief Financial Officer