Form 10-Q
period 2002-09-30
CATHAY BANCORP INC
filed 2002-11-15
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Common stock, $.01 par value, 17,999,066 shares outstanding as of November 1, 2002

CATHAY BANCORP, INC. AND SUBSIDIARY

3RD QUARTER 2002 REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
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
Item 4. CONTROLS AND PROCEDURES
PART II - OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS
Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
Item 3.	DEFAULTS UPON SENIOR SECURITIES
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 5.	OTHER INFORMATION
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(Unaudited)

CATHAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share and per share data)	September 30, 2002	December 31, 2001	% change

Assets
Cash and due from banks	$65,646	$73,514	(11)
Federal funds sold and securities purchased under agreements to resell	30,000	13,000	131
Cash and cash equivalents	95,646	86,514	11
Securities available-for-sale (amortized cost of $253,918 in 2002 and $241,788 in 2001)	264,038	248,958	6
Securities held-to-maturity (estimated fair value of $396,832 in 2002 and $382,814 in 2001)	378,543	374,356	1
Loans	1,852,497	1,667,905	11
Less: Allowance for loan losses	(23,132)	(23,973)	(4)
Unamortized deferred loan fees	(4,225)	(3,900)	8
Loans, net	1,825,140	1,640,032	11
Other real estate owned, net	653	1,555	(58)
Investments in real estate, net	22,060	17,727	24
Premises and equipment, net	29,996	29,403	2
Customers’ liability on acceptances	10,050	12,729	(21)
Accrued interest receivable	12,433	14,545	(15)
Goodwill	6,552	6,552	—
Other assets	19,973	20,743	(4)
Total assets	$2,665,084	$2,453,114	9

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$291,222	$260,427	12
Interest-bearing deposits:
NOW deposits	140,751	135,650	4
Money market deposits	172,353	136,806	26
Savings deposits	281,943	252,322	12
Time deposits under $100	425,278	414,490	3
Time deposits of $100 or more	963,930	922,653	4
Total deposits	2,275,477	2,122,348	7

Securities sold under agreements to repurchase	28,500	22,114	29
Advances from the Federal Home Loan Bank	50,000	30,000	67
Acceptances outstanding	10,050	12,729	(21)
Other liabilities	21,932	19,912	10
Total liabilities	2,385,959	2,207,103	8

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 18,291,844 issued and 18,006,544 outstanding in 2002 and 18,235,538 issued and 17,957,738 outstanding in 2001	183	182	1
Treasury stock, at cost (285,300 shares in 2002 and 277,800 in 2001)	(7,604)	(7,342)	4
Additional paid-in-capital	70,382	68,518	3
Accumulated other comprehensive income, net	7,225	5,063	43
Retained earnings	208,939	179,590	16
Total stockholders’ equity	279,125	246,011	13

Total liabilities and stockholders’ equity	$2,665,084	$2,453,114	9

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2002	2001	2002	2001

INTEREST INCOME
Interest on loans	$27,384	$30,045	$79,980	$93,156
Interest on securities available-for-sale	3,499	3,597	11,553	10,345
Interest on securities held-to-maturity	5,149	5,974	15,621	18,019
Interest on federal funds sold and securities purchased under agreements to resell	265	344	657	1,180
Interest on deposits with banks	7	17	26	44
Total interest income	36,304	39,977	107,837	122,744

INTEREST EXPENSE
Time deposits of $100 or more	5,817	9,513	17,847	31,847
Other deposits	3,432	5,826	10,366	19,438
Other borrowed funds	813	626	2,367	1,747
Total interest expense	10,062	15,965	30,580	53,032

Net interest income before provision for loan losses	26,242	24,012	77,257	69,712
Provision for loan losses	1,500	1,200	4,500	3,600
Net interest income after provision for loan losses	24,742	22,812	72,757	66,112

NON-INTEREST INCOME
Securities gains	1,421	1,063	1,881	1,889
Letters of credit commissions	533	530	1,471	1,645
Depository service fees	1,330	1,209	4,291	3,624
Other operating income	1,901	1,352	4,898	3,900
Total non-interest income	5,185	4,154	12,541	11,058

NON-INTEREST EXPENSE
Salaries and employee benefits	6,374	5,808	18,787	17,315
Occupancy expense	1,009	844	2,757	2,548
Computer and equipment expense	808	698	2,392	2,068
Professional services expense	1,003	1,202	2,857	3,884
FDIC and State assessments	127	121	373	353
Marketing expense	357	667	1,128	1,250
Other real estate owned (income)	—	(284)	(385)	(467)
Operations of investments in real estate	415	327	1,533	1,568
Other operating expense	798	870	2,315	3,185
Total non-interest expense	10,891	10,253	31,757	31,704

Income before income tax expense	19,036	16,713	53,541	45,466
Income tax expense	6,031	5,208	16,910	14,383
Net income	13,005	11,505	36,631	31,083

Other comprehensive income, net of tax
Unrealized holding gains arising during the period	1,939	2,625	3,133	3,634
Cumulative adjustment upon adoption of SFAS 133	—	—	—	566
Unrealized gains on cash flow hedge derivative	417	511	491	619
Less: reclassification adjustment included in net income	550	711	1,462	805
Total other comprehensive income, net of tax	1,806	2,425	2,162	4,014
Total comprehensive income	$14,811	$13,930	$38,793	$35,097

Net income per common share:
Basic	$0.72	$0.63	$2.04	$1.71
Diluted	$0.72	$0.63	$2.02	$1.71

Cash dividends paid per common share	$0.140	$0 .125	$0.405	$0.375

Basic average common shares outstanding	18,005,262	18,127,476	17,989,066	18,159,046
Diluted average common shares outstanding	18,133,446	18,180,220	18,113,054	18,215,266

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2002	2001
Cash Flows from Operating Activities
Net income	$36,631	$31,083
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,500	3,600
Depreciation	1,185	1,094
Gain on sales of other real estate owned	(395)	(153)
Gain on sale of loans	(351)	—
Gain on sale and call of investment securities	(1,881)	(1,889)
Amortization of investment security premium, net	509	343
Amortization of goodwill	—	648
Increase (decrease) in deferred loan fees, net	325	(188)
Decrease in accrued interest receivable	2,112	689
Decrease in other assets, net	49	2,492
Increase in other liabilities	2,020	5,406
Total adjustments	8,073	12,042
Net cash provided by operating activities	44,704	43,125

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(187,271)	(744,416)
Proceeds from maturity and call of investment securities available-for-sale	164,066	667,283
Proceeds from sale of investment securities available-for-sale	20,143	22,179
Proceeds from repayment of mortgage-backed securities available-for-sale	3,636	7,218
Purchase of investment securities held-to-maturity	(34,003)	(80,781)
Proceeds from maturity and call of investment securities held-to-maturity	12,420	46,930
Purchase of mortgage-backed securities held-to-maturity	(38,843)	(27,657)
Proceeds from repayment of mortgage-backed securities held-to-maturity	44,840	43,466
Proceeds from sale of loans	13,568	—
Net increase in loans	(203,557)	(176,392)
Purchase of premises and equipment	(1,778)	(772)
Proceeds from sale of other real estate owned	1,704	1,372
Net increase in investments in real estate	(4,333)	(1,068)
Net cash used in investing activities	(209,408)	(242,638)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW deposits, money market and savings deposits	101,064	41,913
Net increase in time deposits	52,065	158,180
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	6,386	(44,465)
Increase in advances from Federal Home Loan Board	20,000	20,000
Cash dividends	(7,281)	(6,813)
Proceeds from shares issued to the Dividend Reinvestment Plan	1,431	1,386
Proceeds from exercise of stock options	433	396
Purchase of treasury stock	(262)	(6,450)
Net cash provided by financing activities	173,836	164,147

Increase (decrease) in cash and cash equivalents	9,132	(35,366)
Cash and cash equivalents, beginning of the period	86,514	84,687
Cash and cash equivalents, end of the period	$95,646	$49,321

Supplemental disclosure of cash flows information
Cash paid during the period:
Interest	$31,311	$54,621
Income taxes	$16,889	$4,729
Non-cash investing activities:
Transfers to investment securities available-for-sale within 90 days of maturity	$10,864	$6,730
Net change in unrealized holding gains on securities available-for-sale, net of tax	$1,670	$2,829
Cumulative adjustment upon adoption of SFAS No. 133, net of tax	$—	$566
Net change in unrealized gains on cash flow hedge derivatives, net of tax	$492	$619
Transfers to other real estate owned	$407	$660

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Business

Cathay Bancorp, Inc. (the “Bancorp”) is the one-bank holding company for Cathay Bank (the “Bank” and together the “Company” or “we”, “us,” or “our”).  The Bank was founded in 1962 and offers a wide range of financial services.  The Bank now operates twelve branches in Southern California, eight branches in Northern California, three branches in New York State, one branch in Houston, Texas, and a representative office in Hong Kong, and in Shanghai, China.  In addition, the Bank’s subsidiary, Cathay Investment Company, maintains an office in Taiwan.  The Bank is a commercial bank, servicing primarily individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  Certain reclassifications have been made to the prior year’s financial statements to conform to the September 30, 2002 presentation.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142.  Any impairment loss is measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.  The Company adopted SFAS No. 142 effective January 1, 2002.  Upon adoption, the Company discontinued the amortization of goodwill, and reclassified $2.33 million from goodwill to core deposit intangible, which is classified under other assets in the Statements of Financial Condition.  The Company also reassessed the useful lives and residual value of all intangible assets acquired in purchase business combinations, and tested goodwill for impairment, and found no impairment.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  For long-lived assets to be held and used, SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value.  Further, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a “primary-asset” approach to determine the cash flow estimation period.  For long-lived assets to be disposed of by sale, SFAS No. 144 retains the requirements of SFAS No. 121 to measure a long-lived asset classified as held-for-sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation.  Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would be no longer recognized before they occur.  SFAS No. 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held-for-sale, prohibits retroactive reclassification of the asset as held-for-sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from “held-for-sale” to “held-and-used.”  The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 144 effective January 1, 2002.  Adoption of SFAS No. 144 did not have any impact on the results of operations or financial condition of the Company.

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds SFAS No. 4 that required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  Henceforth, those gains and losses from extinguishment of debt are to be classified in accordance with the criteria in APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  SFAS No. 64, which amended SFAS No. 4, is no longer necessary with the rescission of SFAS No. 4.  SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980.  Since the transition has been completed, SFAS No. 44 is no longer necessary.  SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions.  SFAS No. 145 is effective for financial statements for periods beginning after May 15, 2002, and earlier adoption is recommended.  Upon adoption, the Company is required to reclassify prior period items that do not meet the extraordinary classification criteria in APB 30.  The Company adopted SFAS No. 145 effective May 15, 2002.  Adoption of SFAS No. 145 did not have any impact on the results of operations or financial condition of the Company.

In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets.  Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel.  Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value.  A liability is incurred when an event leaves the company little or no discretion to avoid transferring or using the assets in the future.  Previous accounting guidance was provided by the Emerging Issues Task Force (“EITF”) Issue No. 94-3,

“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company expects that adoption of SFAS No. 146 will not have a material impact on the Company’s results of operations or financial condition.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”.  SFAS No. 147 is an amendment of FASB statements No. 72 and 144 and FASB Interpretation No. 9.  The Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution.  It also provides guidance on the accounting for the impairment or disposal of acquired long-term customer relationship intangible assets.  The provisions in paragraph 5 of this Statement shall be effective for acquisitions for which the date of acquisition is on or after October 1, 2002.  Other provisions are effective October 1, 2002, some of which permit earlier application.  The adoption of this statement has no impact on the Company.

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

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138.  SFAS No. 133 establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities.  It requires the recognition of all financial derivatives as assets or liabilities in the Company’s statement of financial condition and measurement of those financial derivatives at fair value.  The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge.

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

On March 21, 2000, the Company hedged a portion of its floating interest rate loans through an interest rate swap agreement with a $20.00 million notional amount.  The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at September 30, 2002 was less than two and one half years.  Amounts to be paid or received on the interest rate swap will be reclassified into earnings upon the receipt of interest payments on the underlying hedged loans, including amounts totaling $790,000 that were reclassified into earnings during the nine months ended September 30, 2002.  The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $1.07 million.

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

For the three and nine months ended September 30, 2002, all outstanding options had a dilutive effect and were included in the computation of diluted earnings per share.  Options to purchase an additional 52,421 shares of common stock were outstanding for the three and nine months ended September 30, 2001, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

The following table sets forth basic and diluted earnings per share calculations:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share and per share data)	2002	2001	2002	2001
Net income	$13,005	$11,505	$36,631	$31,083

Weighted-average shares:
Basic weighted-average number of common shares outstanding	18,005,262	18,127,476	17,989,066	18,159,046
Dilutive effect of weighted-average outstanding common shares equivalents	128,184	52,744	123,988	56,220
Diluted weighted-average number of common shares outstanding	18,133,446	18,180,220	18,113,054	18,215,266
Earnings per share:
Basic	$0.72	$0.63	$2.04	$1.71
Diluted	$0.72	$0.63	$2.02	$1.71

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is given based on the assumption that the reader has access to and read the Annual Report on Form 10-K for the year ended December 31, 2001, of Cathay Bancorp, Inc. (“Bancorp”) and its wholly-owned subsidiary Cathay Bank (the “Bank” and together the “Company” or “we”, “us,” or “our”).

The following discussion and other sections of this report include forward-looking statements regarding management’s beliefs, projections, and assumptions concerning future results and events.  These forward-looking statements may, but do not necessarily, also include words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology or similar expressions.  Forward-looking statements are not guarantees.  They involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, adverse developments, or conditions related to or arising from:

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

•                  General economic or business conditions in California and other regions where the Bank has operations such as the currently unknown impact of the recent West Coast port closures.

•                  War and terrorism; and

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

Cathay Bank’s web page is found at http://www.cathaybank.com/

THIRD QUARTER HIGHLIGHTS:

•                  Return on average stockholders’ equity (“ROE”) was 18.94% and return on average assets (“ROA”) was 1.96% for the quarter ended September 30, 2002.

•                  Loan production grew by 7.30% or $124.24 million in the 3rd quarter, while core deposits grew by 5.10% or $63.61 million, and total deposits grew by 3.12% or $68.83 million.

•                  Diluted earnings per share increased 14.29% to $0.72 compared to earnings per share of $0.63 a year ago.

•                  3rd quarter 2002 net income increased 13.04% to $13.01 million compared to $11.51 million during the same quarter a year ago.

•                  The efficiency ratio improved to 34.65% from 36.40% a year ago.

•                  An increase of 24.82% in non-interest income, which totaled $5.19 million compared to $4.15 million in the year ago quarter.

•                  Non-performing assets (“NPAs”) dropped to $11.78 million from $19.50 million in the 3rd quarter 2001.

•                  Tier 1 risk-based capital ratio of 11.81%, total risk-based capital ratio of 12.86%, and Tier 1 leverage capital ratio of 10.01%.

•                  Sacramento Branch opened for business on September 9, 2002.

•                  September 27th marked the grand opening ceremony of the Brooklyn Branch, which opened for business on June 27, and which became our third branch in the New York area.

Consolidated Income Statement Review

Net Income

Consolidated net income of $13.01 million for the third quarter of 2002, was up 13.04% from third quarter 2001 net income of $11.51 million.  On an earnings-per-share basis, third quarter 2002 net income was $0.72 per diluted share, an increase of 14.29%, over the $0.63 per diluted share one year ago.

Pretax income

For the third quarter 2002 our pretax income increased by $2.32 million to $19.04 million, up 13.90%, from the corresponding quarter of last year.  The increase to pretax income was the net result of the following changes in income and expenses:

•                  An increase of $2.23 million in net interest income before provision for loan losses.

•                  An increase in the provision for loan losses of $300,000.

•                  An increase of $1.03 million or 24.82% in non-interest income.

•                  An increase of $638,000 or 6.22% in non-interest expense.

Net Interest Income Before Provision for Loan Losses

During the third quarter 2002, our net interest income increased by $2.23 million over the comparable quarter of a year ago, reflecting a $35.74 million growth in the excess of average interest-earning assets over average deposits and other borrowings.  Net interest income for the third quarter 2002 was $26.24 million compared to $24.01 million during the third quarter 2001.

The increase in average interest-earning assets from last year’s third quarter reflected the growth in average gross loans totaling $216.61 million.  This increase was funded primarily by increases in average deposits and other borrowings totaling $203.36 million.  The overall change to interest income and interest expense related to volume resulted in $2.99 million of additional net interest income.

As a result of the ongoing slow economic recovery, interest rates have remained relatively flat during 2002, in contrast to the declining interest rate environment we experienced throughout 2001.  A year ago, the Federal Open Market Committee target Fed funds rate was 3.00% compared to 1.75% for the first nine months of 2002.  This lower interest rate environment generated lower interest income and interest expense from changes in interest rate.  The overall change to interest income and interest expense related to changes in interest rates resulted in a decrease of $755,000 to net interest income from last year’s third quarter.  Also see “Quantitative and Qualitative Disclosures About Market Risk” on this 3rd Quarter 2002 report on Form 10-Q for a discussion of the impact to the net interest income of the Bank due to the November 7, 2002, decision by the Federal Open Market Committee to lower its federal funds interest rate by 50 basis points.

Our net interest margin for the third quarter equaled 4.24% compared to 4.30% a year ago, and 4.31% for the second quarter 2002.  The interest rate earned on our interest-earning assets was 5.86% during the third quarter 2002 compared to 7.15% during the third quarter a year ago, and our average cost of funds on deposits and other borrowed funds equaled 1.72% for the third quarter 2002 compared to 2.99% during the third quarter 2001.

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

Three months ended September 30,	2002			2001
Taxable-equivalent basis	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
(Dollars in thousands)

Interest-earning assets
Federal funds sold and securities purchased under agreements to resell	$60,457	$265	1.74%	$37,647	$344	3.63%
Securities available-for-sale	263,623	3,585	5.40	228,811	3,719	6.45
Securities held-to-maturity	366,355	5,596	6.06	400,280	6,393	6.34
Loans receivable, net	1,764,910	27,384	6.16	1,546,776	30,045	7.71
Deposits with banks	840	7	3.31	3,571	17	1.89
Total interest-earning assets	$2,456,185	$36,837	5.95%	$2,217,085	$40,518	7.25%

Interest-bearing liabilities
Interest-bearing checking deposits	$305,603	$557	0.72%	$259,846	$745	1.14%
Savings deposit	274,913	379	0.55	244,653	563	0.91
Time deposits	1,382,875	8,313	2.38	1,315,816	14,031	4.23
Total interest-bearing deposits	1,963,391	9,249	1.87	1,820,315	15,339	3.34
Other borrowed funds	78,512	813	4.11	60,747	626	4.09
Total interest-bearing liabilities	2,041,903	10,062	1.96	1,881,062	15,965	3.37

Non-interest-bearing demand deposits	279,454	—	—	236,939	—	—
Total deposits and other borrowed funds	$2,321,357	$10,062	1.72%	$2,118,001	$15,965	2.99%

Interest rate spread			4.23%			4.26%
Net interest income/margin		$26,775	4.32%		$24,553	4.39%

Net interest income on a taxable-equivalent basis was $26.78 million in the third quarter of 2002 compared with $25.96 million in the second quarter of 2002 and $24.55 million in the third quarter of 2001.  The increase of $2.22 million in the net taxable-equivalent interest income before provision for loan losses from last year’s third quarter was primarily the result of a net increase of $35.74 million in average interest-earning assets over average deposits and other borrowed funds.

Our taxable-equivalent net interest margin was 4.32% in the third quarter of 2002, compared with 4.40% in the second quarter of 2002 and 4.39% one year ago.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings that is determined by management, through a disciplined credit review process, as the amount needed to maintain an allowance that is sufficient to absorb loan losses inherent in the Company’s loan portfolio.  In view of the still uncertain economic picture, and the additional inherent risk resulting from the overall increase of our loan portfolio, we increased the provision for loan losses by $300,000 to $1.50 million in the third quarter of 2002 compared to $1.20 million for the third quarter of 2001.  Also see “Allowance for Loan Losses” on this 3rd Quarter 2002 report on Form 10-Q.

Non-Interest Income

Non-interest income was $5.19 million for the third quarter of 2002, an increase of $1.03 million or 24.82%, when compared with $4.15 million during the same quarter a year ago.

During the third quarter 2002, we sold $15.00 million of securities available-for-sale, resulting in securities gains totaling $1.42 million.  The comparable numbers for the year ago quarter were securities gains of $1.06 million and no write-downs during the quarter.  The proceeds from sales were used to fund our increasing loan demand during the third quarter 2002, and to take advantage of the current interest rate environment.

Reflecting our higher customer volumes and an increase in the number of transaction accounts, our depository service fees for the third quarter 2002 increased 10.01% to $1.33 million, compared to $1.21 million during the like period a year ago.  Letters of credit commissions were relatively flat at $533,000, most likely as a result of a continuing uncertainty over the outlook for the U.S. economy from the point of view of some of our importing customers.

Other operating income increased by $549,000, up 40.61%, to $1.90 million compared to $1.35 million in the year ago quarter.  The increase in other operating income was primarily due to increases in wire transfer fees, loan related fees, gain on sale of SBA loans, foreign exchange fees, and an increase in safe deposit fees primarily related to our new branch in Brooklyn, New York.

Non-Interest Expense

Non-interest expense increased $638,000, or 6.22%, to $10.89 million in the third quarter of 2002, and our efficiency ratio improved to 34.65% compared to 36.40% in the year ago quarter.

Annual salary adjustments, additional employees and salary expense for our new branches in Union City — California, which opened for business on October 5, 2001, Brooklyn - New York, Sacramento - California, and our new representative office in Shanghai - China drove the increase of $566,000 in salaries and employee benefits in the third quarter 2002.  Also, as a result of these three new branches and the new representative office, our occupancy, and computer and equipment expense increased by

$275,000.  Marketing expense, which includes charitable donations and contributions made by the Company, was down $310,000, primarily because the prior year’s third quarter included a $250,000 contribution towards relief efforts in response to the tragic events of September 11.  In addition, the quarterly goodwill amortization of $165,000 was discontinued upon the adoption of SFAS No. 142 on January 1, 2002.

Income taxes

The provision for income taxes was $6.03 million or an effective income tax rate of 31.68% for the third quarter 2002 compared with $5.21 million or an effective income tax rate of 31.16% in the year ago quarter.  The effective income tax rate during both quarters reflects the income tax benefits of a registered investment company subsidiary of the Bank, which provides flexibility to raise additional capital in a tax efficient manner, and tax credits earned from qualified low income housing investments.  The long-term plan for the registered investment company continues to be under review and may result in a decision to deregister this subsidiary in the near future.  Depending on the results of the review and other factors, the effective tax rate for 2002 may increase.  There can be no assurance that the subsidiary will continue as a registered investment company, or that any tax benefits will continue, or as to our ability to raise capital through this subsidiary.  A proposed change to California tax law introduced on February 21, 2002, related to registered investment companies that could have negatively impacted the Company’s effective tax rate in future periods, was withdrawn on April 3, 2002.  However, there can be no assurance that a similar bill will not be introduced at a future time, or that any tax benefits will continue.

YEAR-TO-DATE REVIEW – CONSOLIDATED INCOME STATEMENT

The first nine months of this year saw a 17.85% increase in our net income to $36.63 million compared to $31.08 million over the same period a year ago.  Our earnings per diluted share for the nine months ended September 30, 2002, increased by 18.13% to $2.02 over the $1.71 per diluted share for the same period a year ago.

This earnings performance produced a return on average stockholders’ equity of 18.81% and a return on average assets of 1.91% for the nine months of 2002 compared to a return on average stockholders’ equity of 18.29% and a return on average assets of 1.81%, for the nine months ended September 30, 2001.  The net interest margin for the nine months ended September 30, 2002, decreased 5 basis points to 4.33% compared to 4.38% during the like period a year ago.  On a taxable-equivalent basis, the net interest margin equaled 4.46% compared to 4.47% a year ago.

Non-interest income was up 13.41% to $12.54 million for the first nine months of 2002, compared to $11.06 million in the like period a year ago.  The increase in 2002 was primarily attributable to increases in depository services fees and other operating income.

For the nine months ended September 30, 2002, non-interest expense was relatively flat.  Total non-interest expense during 2002 equaled $31.76 million compared to $31.70 million during the same period a year ago.  The increase in non-interest income coupled with a relatively flat non-interest expense during 2002 drove the decrease in the efficiency ratio for the nine months ended September 30, 2002, to 35.36% compared to 39.25% during the same period a year ago.

Financial Condition Review

Assets

Total assets were $2.67 billion at September 30, 2002, up 8.64% from year-end 2001 of $2.45 billion, primarily reflecting the growth in commercial mortgage loans and commercial loans.  Our investment securities portfolio increased 3.09% to $642.58 million at September 30, 2002, up $19.27 million, from the $623.31 million at December 31, 2001.  As a percentage of total assets, the investment securities portfolio decreased to 24.11% compared to 25.41% at year-end 2001.  Cash and cash equivalents increased by $9.13 million from December 31, 2001.

Securities

Securities available-for-sale represented 11.76% of average interest-earning assets for the first nine months of 2002 compared with 9.93% for the first nine months of 2001.  The fair value of securities available-for-sale (“AFS”) at September 30, 2002 was $264.04 million compared to $248.96 million at December 31, 2001.  This increase of $15.08 million for the nine months ended September 30, 2002, represented primarily purchases of US Government agency securities.  During the first nine months of 2002, the Bank sold AFS securities with a net book value of $20.14 million.  This AFS securities sales resulted in gains of $1.89 million, exclusive of gains on calls of securities of $233,000 and $245,000 in write-downs on available-for-sale venture capital investments.  The gain on sale from AFS securities was related to the sale of US Government agency notes and corporate bonds.

Market expectations of a “decrease” to a “no change” in the federal funds interest rate by the Federal Reserve, flattened the yield curve during the third quarter 2002 from the steeper levels during the first quarter 2002, and as a result the net unrealized gain on securities available-for-sale, which represented the difference between fair value and amortized cost, increased to $10.12 million compared to a net unrealized gain of $2.88 million at March 31, 2002, and $7.17 million at year-end 2001.  Net unrealized gains and losses in the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax.

Securities held-to-maturity represented 15.34% of average interest-earning assets for the first nine months of 2002 compared with 18.69% for the first nine months of 2001.  Securities held-to-maturity at September 30, 2002 increased $4.19 million to $378.54 million compared to $374.36 million at December 31, 2001.  The increase in securities held-to-maturity during the first nine months of 2002 was primarily the result of purchases of collateralized mortgage obligations, partially offset by calls and maturities of securities held-to-maturity.

The average taxable-equivalent yield on investment securities decreased 60 basis points to 5.95% for the nine months ended September 30, 2002, compared with 6.55% for the same period in 2001.  For the three months ended September 30, 2002, the average taxable-equivalent yield on investment securities decreased 60 basis points to 5.78% compared with 6.38% for the same period in 2001.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale, as of September 30, 2002 and December 31, 2001:

	September 30, 2002
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US government agencies	$176,435	$7,912	$—	$184,347
State and municipal securities	380	3	—	383
Mortgage-backed securities	6,430	366	—	6,796
Collateralized mortgage obligations	931	41	—	972
Asset-backed securities	9,996	566	—	10,562
Corporate bonds	30,771	2,451	—	33,222
Equity securities	28,975	—	1,219	27,756
Total	$253,918	$11,339	$1,219	$264,038

	December 31, 2001
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US government agencies	$113,873	$4,500	$49	$118,324
Mortgage-backed securities	8,336	213	6	8,543
Collateralized mortgage obligations	2,658	47	—	2,705
Asset-backed securities	9,994	401	—	10,395
Money market fund	20,000	—	—	20,000
Corporate bonds	57,973	2,532	171	60,334
Equity securities	28,954	34	331	28,657
Total	$241,788	$7,727	$557	$248,958

The following tables summarize the composition, carrying value, gross unrealized gains, gross unrealized losses and estimated fair values of securities held-to-maturity, as of September 30, 2002 and December 31, 2001:

	September 30, 2002
(In thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government agencies	$49,995	$2,208	$—	$52,203
State and municipal securities	71,565	5,918	3	77,480
Mortgage-backed securities	79,190	3,304	8	82,486
Collateralized mortgage obligations	75,190	1,194	13	76,371
Asset-backed securities	9,999	345	—	10,344
Corporate bonds	72,723	4,263	572	76,414
Other securities	19,881	1,653	—	21,534
Total	$378,543	$18,885	$596	$396,832

	December 31, 2001
(In thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government agencies	$50,017	$1,251	$—	$51,268
State and municipal securities	69,906	2,049	380	71,575
Mortgage-backed securities	110,342	2,726	14	113,054
Collateralized mortgage obligations	50,282	657	57	50,882
Asset-backed securities	920	1	—	921
Corporate bonds	73,031	1,822	81	74,772
Other securities	19,858	484	—	20,342
Total	$374,356	$8,990	$532	$382,814

The following tables summarize the scheduled maturities by security type of securities available-for-sale, as of September 30, 2002.

	As of September 30, 2002
(In thousands)	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total
US government agencies	$—	$164,321	$20,026	$—	$184,347
State and municipal securities	383	—	—	—	383
Mortgage-backed securities	—	131	1,091	5,574	6,796
Collateralized mortgage obligations	—	972	—	—	972
Asset-backed securities	—	10,562	—	—	10,562
Corporate bonds	10,340	16,940	5,942	—	33,222
Equity securities	27,756	—	—	—	27,756
Total	$38,479	$192,926	$27,059	$5,574	$264,038

The following tables summarize the scheduled maturities by security type of securities held-to-maturity, as of September 30, 2002.

	As of September 30, 2002
(In thousands)	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total
US government agencies	$—	$49,995	$—	$—	$49,995
State and municipal securities	825	11,058	25,127	34,555	71,565
Mortgage-backed securities	—	8,046	45,139	26,005	79,190
Collateralized mortgage obligations	—	2,551	49,801	22,838	75,190
Asset-backed securities	—	9,999	—	—	9,999
Corporate bonds	—	51,710	21,013	—	72,723
Other securities	—	9,984	9,897	—	19,881
Total	$825	$143,343	$150,977	$83,398	$378,543

Loans

Gross loans increased by 11.07% from year-end 2001, to $1.85 billion at September 30, 2002, compared to $1.67 billion at year-end 2001.  The majority of the growth was in commercial mortgage loans, which grew by $165.96 million to $904.34 million at September 30, 2002, compared to $738.38 million at year-end 2001.  Commercial loans increased by $46.16 million to $552.29 million at period-end compared to $506.13 million at year-end 2001.  During the third quarter 2002, the Bank sold $2.89 million of SBA loans, resulting in a gain on sale of loans of $164,000.  For the nine months ended September 30, 2002, the Bank sold $7.04 million of residential mortgage loans, resulting in a gain on sale of loans of $22,400, and sold $6.09 million of SBA loans, resulting in a gain on sale of loans of $329,000.  Loans, net of deferred loan fees, represented 71.72% of average interest-earning assets for the first nine months of 2002 compared with 70.65% for the first nine months of 2001.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	September 30, 2002	% of Total	December 31, 2001	% of Total	% Change

Loans
Commercial loans	$552,286	30%	$506,128	31%	9
Residential mortgage loans	232,218	13	235,914	15	(2)
Commercial mortgage loans	904,337	50	738,379	45	22
Real estate construction loans	148,289	8	166,417	10	(11)
Installment loans	14,617	1	20,322	1	(28)
Other loans	750	—	745	—	1
Gross loans	1,852,497	102	1,667,905	102	11

Allowance for loan losses	(23,132)	(2)	(23,973)	(2)	(4)
Unamortized deferred loan fees	(4,225)	—	(3,900)	—	8
Net loans	$1,825,140	100%	$1,640,032	100%	11

Other Real Estate Owned

Other Real Estate Owned (“OREO”) of $653,000, net of a valuation allowance of $131,000, decreased $902,000 at September 30, 2002, compared to $1.56 million at year-end 2001.

As of September 30, 2002, there were two outstanding OREO properties, which included one parcel of land and one commercial building.  Both properties are located in Southern California.  During the first nine months of 2002, we acquired two single-family-residential (“SFR”) properties and sold five SFR properties, two of which were properties acquired during the first half of 2002.  The carrying value of the five SFR properties sold was approximately $1.31 million, and the sale resulted in gains of $395,000.

To reduce the carrying value of OREO to the estimated fair value of the properties, we maintain a valuation allowance for OREO properties.  We perform periodic evaluations on each property and make corresponding adjustments to the valuation allowance, if necessary.  Any decline in value is recognized by a corresponding increase to the valuation allowance in the current period.  Management did not make any provision for OREO losses during the first nine months of 2002.

Investments in Real Estate

As of September 30, 2002, our investments were comprised of seven limited partnerships, three of which were acquired in 2002.  We acquired an interest in the Lend Lease Institutional Tax Credits XXIII in March 2002 for $4.87 million, an interest in the WNC Institutional Tax Credit Fund X New York – Series 3 in August 2002 for $577,000, and an interest in the WNC Institutional Tax Credit California – Series 1 in September 2002 for $415,000.  The limited partnerships are formed for the purpose of investing in low income housing projects, which qualify for federal and/or state low income housing tax credits.

As of September 30, 2002, investments in real estate increased $4.33 million to $22.06 million from $17.73 million at year-end 2001.  During 2002, we recognized $1.53 million in net operating losses from six of the seven limited partnerships.

The following table summarizes the composition of our investments in real estate as of the dates indicated:

(Dollars in thousands)	Percentage of Ownership	Acquisition Date	Carrying Amount
			September 30, 2002	December 31, 2001
Las Brisas	49.5%	December 1993	$—	$—
Los Robles	99.0%	August 1995	351	386
California Corporate Tax Credit Fund III	32.5%	March 1999	11,410	12,426
Wilshire Courtyard	99.9%	May 1999	4,601	4,915
Lend Lease ITC XXIII	4.5%	March 2002	4,712	—
WNC Institutional Tax Credit Fund New York – Series 3	4.2%	August 2002	571	—
WNC Institutional Tax Credit Fund California – Series 1	6.4%	September 2002	415	—
			$22,060	$17,727

Deposits

The increase in total assets from year-end 2001 was funded primarily by increases in deposits of $153.13 million, up 7%, to $2.28 billion at September 30, 2002.  Non-interest bearing checking accounts, interest-bearing checking accounts and savings accounts comprised $101.06 million or 66% of the total growth in deposits.  These deposits generally have the benefit of lower interest costs compared to time deposits.  Time certificates of deposit of less than $100,000 comprised $10.79 million or 7% of the total growth in deposits, while the remaining growth of $41.28 million or 27% resulted from an increase in time certificates of deposit of $100,000 or more.

The following tables display the deposit mix as of the dates indicated:

(Dollars in thousands)	September 30, 2002	% of Total	December 31, 2001	% of Total	% Change

Deposits
Non-interest-bearing demand deposits	$291,222	13%	$260,427	12%	12
Interest-bearing checking deposits	313,104	14	272,456	13	15
Savings deposit	281,943	12	252,322	12	12
Time deposits	1,389,208	61	1,337,143	63	4
Total deposits	$2,275,477	100%	$2,122,348	100%	7

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

Management continues to monitor the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the patrons the Bank is servicing.  To discourage the concentration in Jumbo CDs, management has continued to make efforts in the following areas:

•                  to offer only retail interest rates on Jumbo CDs;

•                  to offer new transaction-based products, such as the tiered money market deposits;

•                  to promote transaction-based products from time to time, such as demand deposits;

•                  to seek to diversify the customer base by branch expansion and/or acquisition as opportunities arise.

Borrowings

Our borrowings take the form of advances from the Federal Home Loan Bank of San Francisco (“FHLB”), and repurchase agreements.  During the first quarter 2002, we increased our FHLB borrowings by $20.00 million over the $30.00 million at December 31, 2001.  FHLB borrowings at September 30, 2002 were $50.00 million.  Securities sold under agreements to repurchase increased by $6.39 million to $28.50 million compared to $22.11 million at December 31, 2001.

Capital Resources

Stockholders’ equity of $279.12 million at September 30, 2002 increased by $33.11 million, or 13.46%, compared to $246.01 million at December 31, 2001.  Stockholders’ equity equaled 10.47% of total assets at September 30, 2002.  The increase of $33.11 million in stockholders’ equity was due to the following:

•                  an addition of $36.63 million from net income, less dividends paid on common stock of $7.28 million;

•                  an increase of $1.86 million from issuance of additional common shares through the Dividend Reinvestment Plan and proceeds from exercise of stock options;

•                  an increase of $2.16 million in accumulated other comprehensive income, including:

•                  an increase of $3.13 million in the net unrealized holding gains on securities available-for-sale, net of tax;

•                  an increase of $491,000 from unrealized gains on cash flow hedging derivatives, net of tax;

•                  an increase of $1.46 million in reclassifications adjustments included in net income.

•                  a decrease of $262,000 from stock repurchases.  Pursuant to the Company’s stock repurchase program, the Company repurchased a total of 7,500 shares of common stock during the third quarter 2002 at an average price of $34.89 per share.

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

We declared cash dividends of 25 cents per common share on a pre-stock split basis in January 2002 on 8,978,868 shares outstanding, cash dividends of 28 cents per common share on a pre-stock split basis in March 2002 on 8,986,860 shares outstanding, cash dividends of 14 cents per common share on a post-stock split basis in July 2002 on 18,001,002 shares outstanding, and cash dividends of 14 cents per common share on a post-stock split basis in October 2002 on 18,006,544 shares outstanding.  Total cash dividends paid in 2002, including the $2.52 million paid in October, amounted to $9.80 million.

Under the Equity Incentive Plan adopted by the Board of Directors in 1998, we granted options, on a pre-stock split basis, to purchase 56,720 shares of common stock with an exercise price of $65.10 per share to eligible officers and directors on February 21, 2002.

Return on average stockholders’ equity was 18.81% and return on average assets was 1.91% for the first nine months of 2002 compared with a return on stockholders’ equity of 18.29% and a return on average assets of 1.81%, during the same period a year ago.

Asset Quality Review

Non-performing Assets

Total non-performing assets (“NPAs”) which include accruing loans past due 90 days or more, non-accrual loans, and other real estate owned (“OREO”) increased $2.29 million to $11.78 million from year-end 2001, and decreased $7.72 million from the Company’s third quarter 2001 total of $19.50 million.  As a percentage of gross loans plus OREO, non-performing assets were 0.64% at September 30, 2002 compared to 0.57% at year-end 2001 and 1.19% at September 30, 2001.

The increase in NPAs compared with year-end 2001, resulted from an increase of $5.55 million in accruing loans that were 90 days past due or more.  It was primarily due to three borrowers with collaterized credits totaling $5.06 million, of which one credit totaling $959,000 was paid-off on October 4, 2002.  The decrease in NPAs compared with September 30, 2001, resulted in large part from the disposition of non-accrual loans and the sale of one OREO commercial property in the fourth quarter 2001.

The following table sets forth the breakdown of non-performing assets by categories as of the dates indicated:

(Dollars in thousands)	September 30, 2002	December 31, 2001
Accruing loans past due 90 days or more	$6,240	$689
Non-accrual loans	4,882	7,238
Total non-performing loans	11,122	7,927
Real estate acquired in foreclosure	653	1,555
Total non-performing assets	$11,775	$9,482

Troubled debt restructurings(1)	$4,223	$4,474
Non-performing assets as a percentage of gross loans and OREO	0.64%	0.57%
Allowance for loan losses as a percentage of non-performing loans	207.98%	302.42%

(1)     Excludes $2.61 million of non-performing TDR loans, which is included with non-accrual loans, and $1.19 million of accruing TDR loans past due 90 days or more, which is included with accruing loans past due 90 days or more.  Performing troubled debt restructuring loans are accruing interest at their restructured term.

Non-accrual Loans

Non-accrual loans of $4.88 million at September 30, 2002 consisted mainly of $2.10 million in commercial mortgage loans and $2.08 million in commercial loans.  The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	September 30, 2002			December 31, 2001
(In thousands)	Commercial Mortgage	Commercial	Other	Commercial Mortgage	Commercial	Other
Type of Collateral
Single/multi-family residence	$122	$122	$615	$252	$266	$189
Commercial real estate	153	109	—	122	839	—
Land	1,821	447	—	1,821	—	—
UCC	—	1,400	—	—	3,647	—
Other	—	—	89	—	—	—
Unsecured	—	—	4	—	102	—
Total	$2,096	$2,078	$708	$2,195	$4,854	$189

The following table presents non-accrual loans by type of businesses the borrowers are engaged in, as of the dates indicated:

	September 30, 2002			December 31, 2001
(In thousands)	Commercial Mortgage	Commercial	Other	Commercial Mortgage	Commercial	Other
Type of Business
Real estate development	$1,821	$109	$—	$1,821	$27	$—
Wholesale/Retail	122	1,654	—	122	3,421	—
Food/Restaurant	—	—	—	—	701	—
Import	—	160	—	—	400	—
Other	153	155	708	252	305	189
Total	$2,096	$2,078	$708	$2,195	$4,854	$189

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

Troubled debt restructurings performing under their revised terms were $4.22 million at September 30, 2002 compared to $4.47 million at December 31, 2001.

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

Impaired loans had a recorded investment of $19.27 million and were flat at September 30, 2002 when compared to the $19.35 million at year-end 2001.  Impaired commercial loans had a recorded investment of $4.94 million decreased by $1.98 million from year-end 2001, while impaired commercial mortgage loans had a recorded investment of $14.28 million increased by $1.86 million from year-end 2001.  The increase in impaired commercial mortgage loans of $1.86 million was due to one current but slow-paying commercial mortgage credit, with a recorded investment of $2.23 million, which was classified as impaired during the first quarter of 2002.

The following tables present a breakdown of impaired loans and the related allowances as of the dates indicated:

	At September 30, 2002			At December 31, 2001
(In thousands)	Recorded Investment	Allowance	Net Balance	Recorded Investment	Allowance	Net Balance
Commercial	$4,942	$741	$4,201	$6,924	$2,143	$4,781
Commercial mortgage	14,284	2,043	12,241	12,426	1,764	10,662
Other	40	40	—	—	—	—
Total	$19,266	$2,824	$16,442	$19,350	$3,907	$15,443

Loan Concentration

There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of September 30, 2002.

Allowance for Loan Losses

The Bank’s management is committed to managing the risk in its loan portfolio by maintaining the allowance for loan losses at a level that is considered to be equal to the estimated and known risks in the loan portfolio.  With a risk management objective, the Bank’s management has an established monitoring system that is designed to identify impaired and potential problem loans and permit periodic evaluation of impairment and the adequacy level of the allowance for loan losses in a timely manner.  The nature of the process by which the Bank determines the appropriate allowance for loan losses requires the exercise of considerable judgment.  Additions to the allowance for loan losses are increased by charges to the provision for loan losses.  Identified credit exposures that are determined to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts, if any, are credited to the allowance for loan losses.

The following table sets forth information relating to the allowance for loan losses for the periods indicated:

(Dollars in thousands)	For the nine months ended September 30, 2002	For the year ended December 31, 2001
Balance at beginning of period	$23,973	$21,967
Provision for loan losses	4,500	6,373
Loans charged-off	(5,633)	(4,663)
Recoveries of loans charged-off	292	296
Balance at end of period	$23,132	$23,973

Average net loans outstanding during the period	$1,687,841	$1,519,548
Ratio of net charge-offs to average net loans outstanding during the period (annualized)	0.42%	0.29%
Provision for loan losses to average net loans outstanding during the period (annualized)	0.36%	0.42%
Allowance to non-performing loans, at period-end	207.98%	302.42%
Allowance to gross loans, at period-end	1.25%	1.44%

Commercial loans accounted for $5.56 million in charge-offs during the first nine months of 2002, primarily as a result of one credit totaling $3.62 million that was identified and reported as a non-accrual loan during the first quarter of 2002.  The borrower on that credit filed for Chapter 7 bankruptcy protection and the credit was charged-off.

The provision for loan losses of $1.50 million for the third quarter of 2002 was a 25.00% increase from the $1.20 million in loan loss provisions in the third quarter 2001.  Net charge-offs in the amount of $402,000 during the third quarter 2002 was 0.09% of average net loans outstanding compared to net charge-offs of $768,000, or 0.20% of average net loans outstanding during the same period in 2001.  Net charge-offs for the first nine months of 2002 amounted to $5.34 million or 0.42% of average net loans outstanding as of September 30, 2002.  By comparison, net charge-offs for the first nine months of 2001 were $1.39 million, or 0.13% of average net loans outstanding.  For the first nine months of 2002, total charge-offs totaled $5.63 million, an increase of $4.01 million or 247.07% over the same period in 2001.

Our allowance for loan losses consists of the following:

1.               Specific allowance: For impaired loans, we provide specific allowances based on an evaluation of impairment, and for each criticized loan, we allocate a portion of the general allowance to each loan based on a loss percentage assigned.  The percentage assigned depends on a number of factors including loan classification, the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral, charge-off history, management’s knowledge of the portfolio and general economic conditions.

2.               General allowance: The unclassified portfolio is segmented on a group basis.  Segmentation is determined by loan type and by identifying risk characteristics that are common to the groups of loans.  The allowance is provided to each segmented group based on the group’s historical loan loss experience, the trends in delinquency, and non-accrual, and other significant factors, such as national and local economy, trends and conditions, strength of management and loan staff, underwriting standards and the concentration of credit.

To determine the adequacy of the allowance in each of these two components, the Bank employs two primary methodologies, the classification process and the individual loan review analysis methodology.  These methodologies support the basis for determining allocations between the various loan categories and the overall adequacy of the Bank’s allowance to provide for probable loss in the loan portfolio.

With these above methodologies, the specific allowance is for those loans internally classified and risk graded as Special Mention, Substandard, Doubtful, or Loss. Additionally, the Bank’s management allocates a specific allowance for “Impaired Credits,” in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance.

On September 30, 2002, the allowance for loan losses amounted to $23.13 million, or 1.25% of total gross loans, compared with $23.97 million, or 1.44% of total gross loans, at December 31, 2001, and $24.18 million, or 1.48% of total gross loans, at September 30, 2001.  The $841,000 decrease in the allowance for loan losses at September 30, 2002, from year-end 2001 was primarily the result of two commercial loans charged off during the period totaling $5.56 million.

Total commercial loans have grown from $506.13 million at December 31, 2001, to $552.29 million at September 30, 2002, with the large portion of this growth being in asset-based lending category, including the issuance of letters of credit through the Bank’s International Department.  While this segment has been steadily growing (with the exception of the first quarter of 2002,) the growth rate was higher during the second quarter as evidenced by a $32.49 million increase at June 30, 2002, versus a $21.68 million growth rate during the three months ended September 30, 2002.  Delinquencies over 29 days in this segment peaked on September 30, 2001, at $16.80 million, then trended downward to $12.58 million at September 30, 2002, as the growth rate subsided.   Allowances also peaked during this same period at $10.19 million as of December 31, 2001, followed by a decline to $9.19 million after applying loan charge-offs of $5.56 million at September 30, 2002.

The allowance for residential mortgage loans was increased to $1.06 million on September 30, 2002, from the $1.05 million on June 30, 2002, in view of the 1% growth level in originations during the third quarter 2002.  While delinquencies over 29 days have been trending downward and actual charge-offs have not occurred over the last year, management has determined that it is prudent to raise the level of the allowance in this loan category.  This is in view of the current origination volume, and as the loss potential rises with increases in unemployment during a sluggish recovery in the economy and other adverse economic conditions.

Commercial mortgage loans grew 13.33% or $106.40 million during the third quarter 2002 over the June 30, 2002, level while the allowance allocation increased $524,000 to $6.71 million at September 30, 2002 from $6.19 million at June 30, 2002.  Unusually low interest rates to rate sensitive borrowers during the third quarter have prompted a material rise in loan volume.  Although the volume has increased, there has been no concentration of hotels or motels, but has consisted primarily of shopping centers, commercial office buildings, warehouses, apartment structures, and represents approximately 48.82% of the Bank’s gross loans at September 30, 2002.  Delinquencies over 29 days in this loan segment have fluctuated from a high of $11.19 million in the first quarter of 2002 to a low of $3.33 million in the second quarter of 2002, with an average delinquent amount of $6.79 million.  Loan losses have been nominal during the past nine quarters despite the variance in delinquencies.  However, management has concluded that the borrower’s debt service capability will depend to some degree on the direction of the economy, which, thus far, has been only a perceived gradual recovery from the recent recession.

Allowances for construction loans have remained approximately $2.22 million for the last two consecutive quarters, but down from the $3.03 million allowance that was provided by the Bank in the first quarter of 2002.  The primary rationale by the Bank’s management for not increasing the allowance as of September 30, 2002, in this loan segment is based upon the longer term nature of construction projects that are covered by interest reserves coupled with a continued decrease in loan volume and low historical loan losses, even though delinquencies over 29 days have moved upward in the current quarter from $2.1 million to $3.1 million.  Thus far, management has not observed the borrowers encountering above normal difficulty in obtaining permanent takeout financing, the sizable concentration of commercial office building loans, or an increased number of request from borrowers for extensions of time to complete construction.

Allowances for installment and consumer loans have been gradually declining as the total loan volume in this segment has declined from $22.83 million at September 30, 2001, to $14.62 million as of September 30, 2002.  The Bank has not actively competed for this type of loan, but has simply provided such loans, when necessary, on an accommodation basis to Bank customers.  Delinquencies over 29 days have moved upward nominally from $61,000 to $122,000 before ending at $89,000 on September 30, 2002.  Management has correspondingly continued to move the allowances downward from $270,000 at September 30, 2001, to the present level of $150,000 at September 30, 2002.

Allowance for other risks of probable loan losses amounted to $2.19 million as of September 30, 2002, compared to $2.17 million at June 30, 2002, and $1.34 million, at December 31, 2001.  The components of the other risks that have a potential of affecting the Bank’s portfolio are comprised of two basic elements.  First, the Bank has set aside funds to cover the risk factors of a recessionary state of a national economy and the uncertain economic forecast in the short-run.  Thus far, government efforts to stimulate the economy through various fiscal and monetary policies such as tax cuts and interest rate cuts over the past one and one-half years have only resulted in the early stage of a sluggishly uncertain recovery as evidenced by eroding consumer confidence and lowered demand for non-durables, and by the lack of business investment.  The events of September 11th, current corporate scandals, and potential of war against Iraq also added uncertainty.  Without the business investment based upon consumer demand for non-durables, it is questionable whether the economy is capable of moving to the next stage of recovery. The economy could experience a second downturn and companies will not be able to avoid further substantial short falls in sales and earnings, business closures and downsizing, which will result in increased risk to the Bank’s portfolio.  The second component of other portfolio risk is the potential errors in loan classification and review methodologies. Based on these components of other risks, management has increased the allocation of the allowance.

After the review of all relevant factors affecting collectibility of the various loan segments, management believes that the allowance for credit losses is appropriate given its analysis of the current quarter and the first nine months ended September 30, 2002.

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both the Bancorp’s and the Bank’s regulatory capital continued to well exceed the regulatory minimum requirements as of June 30, 2002.  In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0% and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Bancorp’s capital and leverage ratios as of September 30, 2002 and December 31, 2001:

	Cathay Bancorp, Inc.
	September 30, 2002			December 31, 2001
(Dollars in thousands)	Balance		%	Balance		%

Tier 1 capital (to risk-weighted assets)	$262,453	(4)	11.81%	$231,916	(5)	11.15%
Tier 1 capital minimum requirement	88,859		4.00	83,231		4.00
Excess	$173,594		7.81%	$148,685		7.15%

Total capital (to risk-weighted assets)	$285,585	(4)	12.86%	$255,904	(5)	12.30%
Total capital minimum requirement	177,717		8.00	166,462		8.00
Excess	$107,868		4.86%	$89,442		4.30%

Tier 1 capital (to average assets) – Leverage ratio	$262,453	(4)	10.01%	$231,916	(5)	9.48%
Minimum leverage requirement	104,858		4.00	97,843		4.00
Excess	$157,595		6.01%	$134,073		5.48%

Risk-weighted assets	$2,221,463	(4)		$2,080,776	(5)
Total average assets	$2,621,448			$2,446,084

(4)     Risk-weighted assets exclude the net valuation gains on securities available-for-sale of $11.34 million, except for $1.22 million of valuation losses on equity securities available-for-sale, which are included.  Tier 1 Capital and Total Capital exclude goodwill and other intangible assets of $8.84 million, and accumulated other comprehensive income of $5.87 million.

(5)     Risk-weighted assets exclude the net valuation gains on securities available-for-sale of $7.47 million, except for $298,000 of valuation losses on equity securities available-for-sale, which are included.  Tier 1 Capital and Total Capital exclude goodwill of $8.88 million, and accumulated other comprehensive income of $5.06 million.

The following table presents the Bank’s capital and leverage ratios as of September 30, 2002 and December 31, 2001:

	Cathay Bank
	September 30, 2002			December 31, 2001
(Dollars in thousands)	Balance		%	Balance		%
Tier 1 capital (to risk-weighted assets)	$253,428	(4)	11.43%	$224,239	(5)	10.80%
Tier 1 capital minimum requirement	88,693		4.00	83,064		4.00
Excess	$164,735		7.43%	$141,175		6.80%

Total capital (to risk-weighted assets)	$276,560	(4)	12.47%	$248,227	(5)	11.95%
Total capital minimum requirement	177,386		8.00	166,129		8.00
Excess	$99,174		4.47%	$82,098		3.95%

Tier 1 capital (to average assets) – Leverage ratio	$253,428	(4)	9.68%	$224,239	(5)	9.18%
Minimum leverage requirement	104,676		4.00	97,665		4.00
Excess	$148,752		5.68%	$126,574		5.18%

Risk-weighted assets	$2,217,328	(4)		$2,076,608	(5)
Total average assets	$2,616,897			$2,441,623

(4)     Risk-weighted assets exclude the net valuation gains on securities available-for-sale of $11.34 million, and include $1.22 million of valuation losses on equity securities available-for-sale.  Tier 1 Capital and Total Capital excludes goodwill and other intangible assets of $8.84 million, and accumulated other comprehensive income of $5.87 million.

(5)     Risk-weighted assets exclude the net valuation gains on securities available-for-sale of $7.47 million, and include $229,000 of valuation losses on equity securities available-for-sale.  Tier 1 Capital and Total Capital excludes goodwill of $8.88 million, and accumulated other comprehensive income of $5.06 million.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace.  Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, and securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”).  At September 30, 2002, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) increased to 31.06% compared to 30.40% at year-end 2001.

To supplement its liquidity needs, the Bank maintains a total credit line of $52.50 million for federal funds with three correspondent banks, and master agreements with five brokerage firms whereby up to $230.00 million would be available through the sale of securities subject to repurchase.  The Bank is also a shareholder of the FHLB, which enables the Bank to have access to lower cost FHLB financing when necessary.  At September 30, 2002, the Bank had a total approved credit with the FHLB of San Francisco totaling $643.63 million, of which $483.73 million was approved credit for terms over five years.  The total credit outstanding with the FHLB of San Francisco at September 30, 2002, was $50.00 million.  These advances are non-callable and bear fixed interest rates, with $10.00 million maturing in 2003, $20.00 million maturing in 2004, and $20.00 million maturing in 2005.  These borrowings are secured by residential mortgages.

Liquidity can also be provided through the sale of liquid assets, which consists of short-term investments and securities available-for-sale.  At September 30, 2002, such assets at fair value totaled $243.08 million, with $85.33 million pledged as collateral for borrowings and other commitments.

We had a significant portion of our time deposits maturing within one year or less as of September 30, 2002.  Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Company’s marketplace.  However, based on our historical runoff experience, we expect the outflow will be minimal and can be replenished through our normal growth in deposits.  Management believes all the above-mentioned sources will provide adequate liquidity to the Company to meet its daily operating needs.

The Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank, proceeds from the Dividend Reinvestment Plan and the Equity Incentive Plan.  Dividends paid to the Bancorp by the Bank are subject to regulatory limitations.  The business activities of the Bancorp consist primarily of the operation of the Bank with limited activities in other investments.  Management believes the Bancorp’s liquidity generated from its prevailing sources is sufficient to meet its operational needs.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

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

The following table indicates the maturity or repricing and rate sensitivity of our interest-earning assets and interest-bearing liabilities as of September 30, 2002.  Our exposure, as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods based on certain assumptions.  The interest rate sensitivity of our assets and liabilities presented in the table may vary if different assumptions were used or if actual experience differs from the assumptions used.  As reflected in the table below, we were asset sensitive with a gap ratio of a positive 27.82% within three months, and a positive cumulative gap ratio of 4.23% within one year at September 30, 2002, compared with a positive gap ratio of 18.67 % within three months, and a negative cumulative gap ratio of 5.18% within one year at year-end 2001.

	September 30, 2002 Interest Rate Sensitivity Period
(Dollars in thousands)	Within 3 Months	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Non-interest Sensitive	Total
Interest-earning Assets:
Cash and due from banks	$724	$—	$—	$—	$64,922	$65,646
Federal funds sold	30,000					30,000
Securities available-for-sale(6)	28,139	10,340	192,927	32,632	—	264,038
Securities held-to-maturity	—	825	143,343	234,375	—	378,543
Loans receivable, gross(7)	1,406,839	47,237	87,117	306,422	—	1,847,615
Non-interest-earning assets, net	—	—	—	—	79,242	79,242
Total assets	$1,465,702	$58,402	$423,387	$573,429	$144,164	$2,665,084

Interest-bearing Liabilities:
Deposits
Demand deposits	$—	$—	$—	$—	$291,222	$291,222
Money market and NOW deposits(8)	13,811	48,471	126,258	124,564	—	313,104
Savings deposit(8)	11,382	60,890	140,280	69,391		281,943
TCDs under $100	222,633	180,924	21,721	—	—	425,278
TCDs $100 and over	447,845	396,858	119,227	—	—	963,930
Total deposits	695,671	687,143	407,486	193,955	291,222	2,275,477
Securities sold under agreements to repurchase	28,500	—	—	—	—	28,500
Advances from FHLB	—	—	50,000	—	—	50,000
Non-interest-bearing other liabilities	—	—	—	—	31,982	31,982
Stockholders’ equity	—	—	—	—	279,125	279,125
Total liabilities and stockholders’ equity	$724,171	$687,143	$457,486	$193,955	$602,329	$2,665,084
Interest sensitivity gap	$741,531	$(628,741)	$(34,099)	$379,474	$(458,165)	—
Cumulative interest sensitivity gap	$741,531	$112,790	$78,691	$458,165	—	—
Gap ratio (% of total assets)	27.82%	(23.59)%	(1.28)%	14.24%	(17.19)%	—
Cumulative gap ratio	27.82%	4.23%	2.95%	17.19%	—	—

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

Although the modeling is very helpful in managing interest rate risk, it does require significant assumptions for the projection of loan prepayment rates on mortgage related assets, loan volumes and pricing, and deposit and borrowing volume and pricing, that might prove inaccurate.  Because these assumptions are inherently uncertain, the model cannot precisely estimate net interest income, or precisely predict the effect of higher or lower interest rates on net interest income.  Actual results will

(6)     Includes $4.03 million of venture capital investments and $23.73 million of variable-rate agency preferred stock in the “Within three months column”.  All other available-for-sale debt securities are fixed-rate and are allocated based on their contractual maturity date.

(7)     Excludes allowance for loan losses of $23.13 million, unamortized deferred loan fees of $4.23 million and $4.88 million of non-accrual loans, which are included in non-interest-earning assets.  Adjustable-rate loans are included in the “within three months” category, as they are subject to an interest adjustment depending upon the terms on the loan.

(8)     The Company’s own historical experience and decay factors are used to estimate the money market NOW, and savings deposit runoff.

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

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points.  When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability.  The results after running our simulation indicated that if interest rates were to increase instantaneously or decrease instantaneously by 200 basis points, the change to our net interest income is within our tolerance level and comparable to our December 31, 2001, results.  On November 7, 2002, the Federal Open Market Committee (“FOMC”) lowered its target for the federal funds rate by 50 basis points.  The Bank is asset sensitive, and in the absence of any additional interest rate movements by the FOMC, this rate decrease is expected to decrease net interest income by 4.61% in the next three months, by 4.03% within the next six months, and by 3.48% within the next twelve months.

The Company’s net interest income simulation model also projects the net economic value of our portfolio of assets and liabilities.  We have established a tolerance level to value the net economic value of our portfolio of assets and liabilities in our policy to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points.  The results after running our simulation indicated that if interest rates were to increase instantaneously or decrease instantaneously by 200 basis points, the economic value of our portfolio of assets and liabilities is within our tolerance level and comparable to our December 31, 2001 results.

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

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and No. 138.  SFAS No. 133 establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities.  It requires the recognition of all financial derivatives as assets or liabilities in the Company’s statement of financial condition and measurement of those financial derivatives at fair value.  The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge.

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

On March 21, 2000, we entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.00 million for a period of five years.  The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates.  The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at September 30, 2002, was approximately two and a half years.  At September 30, 2002, the fair value of the interest rate swap was $2.36 million, exclusive of accrued interest, or $1.37 million, net of tax compared to $1.67 million, exclusive of accrued interest, or $973,000, net of tax, at December 31, 2001.  For the nine months ended September 30, 2002, net amounts totaling $790,000 were reclassified into earnings.  The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to reclassify into earnings within the next 12 months is approximately $1.07 million.

Item 4.  CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing date of this quarterly report  on Form 10-Q, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in 17 CFR §§240.13a-14(c) and 240.15d-14(c)) are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to their date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Bancorp’s wholly-owned subsidiary, Cathay Bank, has been a party to ordinary routine litigation from time to time incidental to various aspects of its operations.

Management is not currently aware of any litigation that is expected to have material adverse impact on the Company’s consolidated financial condition, or the results of operations.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Cathay Bancorp, Inc.
(Registrant)

Date: November 14, 2002	By /s/ DUNSON K. CHENG
Dunson K. Cheng
Chairman and President

Date: November 14, 2002	By /s/ ANTHONY M. TANG
Anthony M. Tang
Chief Financial Officer

CERTIFICATIONS

I, Dunson K. Cheng, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cathay Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By /s/ DUNSON K. CHENG
Dunson K. Cheng
Chairman and President

I, Anthony M. Tang, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cathay Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By /s/ ANTHONY M. TANG
Anthony M. Tang
Chief Financial Officer