Form 10-K
period 2002-12-31
CATHAY BANCORP INC
filed 2003-03-17
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-18630

Cathay Bancorp, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	95-4274680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
777 North Broadway, Los Angeles, California (Address of principal executive offices)	90012 (Zip Code)

Registrant’s telephone number, including area code:

(213) 625-4700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $01 par value	Preferred Stock Purchase Rights
(Title of class)	(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of Registrant as of February 3, 2003 was $558,605,248 (computed on the basis of $37.75 per share, which was the closing price of our Common Stock reported by the Nasdaq National Market on February 3, 2003).*

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 28, 2002) was $603,555,500

      The number of shares outstanding as of February 3, 2003: Common Stock, $.01 par value — 18,015,315 shares.

DOCUMENTS INCORPORATED BY REFERENCE

•	Portions of Registrant’s definitive proxy statement relating to Registrant’s 2003 Annual Meeting of Stockholders to be held April 21, 2003, as filed, are incorporated by reference into Part I and Part III.

*	Estimated solely for the purposes of this cover page. The market value of shares held by Registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded.

CATHAY BANCORP, INC.

2002 ANNUAL REPORT ON FORM 10-K

      In this annual report on Form 10-K, “Bancorp” refers to Cathay Bancorp, Inc. and the “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements regarding management’s beliefs, projections, and assumptions concerning future results and events. These forward-looking statements may, but do not necessarily, also include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue” or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, adverse developments, or conditions related to or arising from:

•	our expansion into new market areas;

•	fluctuations in interest rates;

•	demographic changes;

•	increases in competition;

•	deterioration in asset or credit quality;

•	changes in the availability of capital;

•	adverse regulatory developments;

•	changes in business strategy, including the formation of a real estate investment trust and the application to the Securities and Exchange Commission for deregistration of the registered investment company;

•	general economic or business conditions; and

•	other factors discussed in Part II — Item 7 — “Factors that May Affect Future Results.”

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

      We are the holding company of Cathay Bank, a California state-chartered commercial bank. Our sole current business activity is to hold all of the outstanding stock of Cathay Bank. In the future, we may become an operating company or acquire savings institutions, banks, or companies engaged in bank-related activities and may engage in or acquire such other businesses, or activities as may be permitted by applicable law.

      We invite you to visit us at our Web site at www.cathaybank.com, to access free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission. In addition, you can write to us to obtain a free copy of any of those reports at Cathay Bancorp Inc., 777 North Broadway, Los Angeles, California 90012, Attn: Investor Relations.

Competition

      Our primary business is the business of the Bank. Therefore, the competitive conditions to be faced by us are expected to include those faced by the Bank. See “Business of the Bank — Competition.” In addition, many banks and financial institutions have formed holding companies. It is likely that these holding companies will attempt to acquire other banks, thrift institutions, or companies engaged in bank-related activities. Thus, we may face increased competition in undertaking acquisitions of such institutions and in operating after any such acquisition.

Employees

      Due to the limited nature of our activities, Bancorp currently does not employ any persons other than our management, which includes the President, the Chief Financial Officer, Secretary, Assistant Secretary, and the General Counsel. In the future, if we acquire other financial institutions or pursue other lines of business, we may hire additional employees. See “Business of the Bank — Employees.”

Business of the Bank

General

      The Bank was incorporated under the laws of the State of California on August 22, 1961, and was licensed by the Department of Financial Institutions (previously known as the California State Banking Department), and commenced operations as a California state-chartered bank on April 19, 1962. Cathay Bank is an insured bank under the Federal Deposit Insurance Act but, like most state-chartered banks of similar size in California, it is not a member of the Federal Reserve System.

      The Bank’s main office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012.

      In addition, the Bank has the following branch offices:

•	Southern California — Eleven branches located in the cities of:

•	Alhambra (2 locations)

•	Cerritos

•	City of Industry (2 locations)

•	Diamond Bar

•	Irvine

•	Monterey Park

•	San Gabriel

•	Torrance

•	Westminster

•	Northern California — Eight branches, located in the cities of:

•	Cupertino

•	Millbrae

•	Milpitas

•	Oakland

•	Richmond

•	Sacramento

•	San Jose

•	Union City

•	New York — Three branches, located in the cities of:

•	Brooklyn

•	Flushing

•	New York City (Located in the Chinatown area)

•	Texas — One branch located in the city of Houston

•	Hong Kong — One representative office

•	Shanghai, China — One representative office

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

      The Bank conducts substantially the same business operations as a typical commercial bank. It accepts checking, savings, and time deposits, and makes commercial, real estate, personal, home improvement, automobile, and other installment and term loans. From time to time, the Bank invests available funds in other interest-earning assets, such as U.S. Treasury securities, U.S. government agencies securities, state and municipal securities, mortgage-backed securities, asset-backed securities, corporate bonds, and venture capital investments.

      The Bank’s services also include:

•	letters of credit

•	wire transfers

•	forward currency, spot and forward contracts

•	traveler’s checks

•	safe deposit

•	night deposit

•	Social Security payment deposit

•	collection

•	bank-by-mail

•	drive-up and walk-up windows

•	automatic teller machines (“ATM”)

•	Internet banking services

•	other customary bank services

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

      Since its inception, the Bank’s policy has been to attract business from, and to focus its primary services for the benefit of, individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located. The three general areas to which the Bank has directed its lendable assets are:

•	residential mortgage loans, commercial mortgage loans, construction loans, mortgage warehousing loans, home equity lines loans;

•	commercial loans, trade financing loans, Small Business Administration (“SBA”) loans; and

•	installment loans to individuals for automobile, household, and other consumer expenditures.

      The Bank offers a program called Cathay Global Investment Services, which allows its customers to trade stocks online and to purchase mutual funds, annuities, equities, bonds, and short-term money market instruments, through UVest Financial Services Group, Inc.

Securities

      The Bank’s securities portfolio is managed by the First Vice President and Manager and the Company’s Investment Committee, in accordance with a comprehensive written Investment Policy which addresses strategies, types, and levels of allowable investments, and which is reviewed and approved by our Board of Directors of the Company.

      Our investment portfolio is managed to meet our liquidity needs through proceeds from scheduled maturities and is also utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances. The portfolio is comprised of U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, obligations of states and political subdivisions, corporate debt instruments and equity securities. At December 31, 2002, the aggregate investment securities portfolio, with a carrying value of $707.73 million, was classified as investment grade securities, except for our $4.06 million of non-rated venture capital investments. We do not include federal funds sold and certain other short-term securities as investment securities. These other investments are included in cash and cash equivalents.

      Information concerning the carrying value and the maturity distribution and yield analysis of the Company’s securities available-for-sale and securities held-to-maturity portfolios is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 3 to the Consolidated Financial Statements.” A summary of the amortized cost and estimated fair value of the Bank’s securities by contractual maturity is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 3 to the Consolidated Financial Statements.”

Loans

      Our Board of Directors and senior management establish the basic lending policy for the Bank. Each loan is generally considered in terms of, among other things, character, repayment ability, financial condition of the borrower, secondary repayment source, collateral, capital, leverage capacity of the borrower, market conditions for the borrower’s business or project, and prevailing economic trends and conditions. In the case of mortgage loans, our lending policy requires an independent appraisal on real estate property in accordance with applicable regulatory guidelines. Loan originations are obtained by a variety of sources, including existing customers, walk-in customers, referrals from brokers or existing customers, and advertising. In its present marketing efforts, the Bank emphasizes its community ties, customized personal service, competitive rates, and an efficient underwriting and approval process, with loan applications taken at all of the Bank’s branch offices. The Bank’s centralized documentation department supervises the obtaining of credit reports, appraisals, and other documentation involved with a loan.

      Commercial Mortgage Loans. These loans are typically secured by first deeds of trust on commercial properties, including primarily commercial retail properties, shopping centers and owner-occupied industrial facilities, and secondarily office buildings, multiple-unit apartments, and multi-tenanted industrial properties.

In addition, the Bank provides medium-term commercial mortgage loans secured by commercial or industrial buildings where the owner either uses the property for business purposes or derives income from tenants.

      Commercial Loans. The Bank provides personalized financial services to diverse commercial and professional businesses in its market areas. Commercial loans consist primarily of short-term loans (normally with a maturity of up to one year) to support general business purposes, or to provide working capital to businesses in the form of lines of credit to finance trade-finance loans. The Bank continues to focus primarily on commercial lending to small-to-medium size businesses, within the Company’s geographic market area. Commercial loan pricing is generally at a rate tied to the prime rate, as quoted in the Wall Street Journal, or the Banks’ reference rate.

      Small Business Administration Loans. The Bank originates SBA loans in California, under the “preferred lender” status. Preferred lender status is granted to a lender which has made a certain number of SBA loans and which, in the opinion of the SBA, has staff who are qualified and experienced in this area. As a preferred lender, the Bank’s SBA Lending Group has the authority to make, on behalf of the SBA, the SBA guaranty on loans under the 7(a) program. This can represent a substantial savings in loan processing time to the customer. Under this program, the SBA delegates loan underwriting, closing, and most servicing and liquidation authority and responsibility to carefully selected lenders.

      The Bank utilizes both the 504 program, which is focused toward long-term financing of buildings and other long-term fixed assets, and the 7(a) program, which is the SBA’s primary loan program, and which can be used for financing of a variety of general business purposes such as acquisition of land and buildings, equipment, inventory and working capital needs of eligible businesses generally over a 5- to 25-year term. The collateral position in the SBA loans is enhanced by the SBA guaranty in the case of 7(a) loans, and by lower loan-to-value ratios under the 504 program. During 2002, the Bank sold the guaranteed portion of certain of its SBA 7(a) loans in the secondary market. SBA loan pricing is generally at a rate tied to the prime rate, as quoted in the Wall Street Journal.

      Residential Mortgage Loans. The Bank originates single-family-residential mortgage loans, and home equity lines of credit. The single-family-residential mortgage loans are comprised of conforming, non-conforming, and jumbo residential mortgage loans, and are secured by first and subordinate liens on single (one-to-four units) family residential properties. The Bank’s products include a fixed-rate residential mortgage loan, an adjustable-rate residential mortgage loan, and a variable-rate home equity line of credit loan. The pricing on our variable-rate home equity line of credit is generally at a rate tied to the prime rate, as quoted in the Wall Street Journal, or the Banks’ reference rate. These mortgage loans are underwritten in accordance with the Bank’s guidelines, on the basis of the borrower’s financial strength, historical loan quality, and other qualifications. The Bank’s highest concentration of residential mortgage loans relates to properties in California.

      Real Estate Construction. The Bank’s real estate construction loan activity focuses on providing short-term loans, typically ranging between approximately $1.0 million and $5.0 million, to individuals and developers with whom the Bank has established relationships for the construction primarily of multi-unit projects. Residential real estate construction loans are typically secured by first deeds of trust and guarantees of the borrower. The economic viability of the projects, the borrower’s credit worthiness, and the borrower’s and contractor’s developmental experience are primary considerations in the loan underwriting decision. The Bank utilizes approved independent licensed appraisers. The Bank monitors projects during the construction phase through regular construction inspections and a disbursement program tied to the percentage of completion of each project. The Bank also occasionally makes unimproved property loans to borrowers who intend to construct a single-family-residence on the lot generally within twelve months. In addition, the Bank also makes commercial real estate construction loans to high net worth clients with adequate liquidity for construction of office and warehouse properties. Such loans are typically secured by first deeds of trust and guarantees of the borrower.

      Installment Loans. The Bank’s installment loan portfolio is divided between installment loans secured by automobiles and home improvement loans. Installment loans tend to be fixed rate and longer-term (one-to-

six year maturity). These consumer-oriented loans are funded primarily for the purpose of financing the purchase of automobiles and other personal uses of the borrower.

      Distribution and Maturity of Loans. Information concerning loan type and mix, distribution of loans and maturity of loans is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 4 to the Consolidated Financial Statements.”

      Non-performing Loans and Allowance for Loan Losses. Information concerning non-performing loans, allowance for loan losses, loans charged-off, loan recoveries, and other real estate owned is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Notes 4 and 5 to the Consolidated Financial Statements.”

Asset Quality

      The Bank monitors its asset quality with lending and credit policies, which require the regular review of its loan portfolio. During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of the loan agreements. Such loans are placed under closer supervision with consideration given to placing the loan on non-accrual status, the need for an additional allowance for loan losses, and (if appropriate) partial or full charge-off.

      The Bank’s policy is to place loans on a non-accrual status if interest and principal or either interest or principal is past due 90 days or more, or in cases where management deems the full collection of principal and interest unlikely. After a loan is placed on non-accrual status, any interest collected or accrued in the previous three months, is generally reversed against current income. Thereafter, any payment is generally first applied towards the principal balance. Depending on the circumstances, management may elect to continue the accrual of interest on certain past due loans if partial payment is received and/or the loan is well collateralized, and in the process of collection. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. Information concerning non-accrual, past due, and restructured loans is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 4 to the Consolidated Financial Statements.”

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

Borrowings

      Borrowings from time to time include securities sold under agreements to repurchase, the purchase of federal funds, and funds obtained as advances from the FHLB of San Francisco. Information concerning the types, amounts, and maturity of our borrowings is included in “Note 8 to the Consolidated Financial Statements.”

Return on Equity and Assets

      Information concerning the return on average assets, return on average stockholders’ equity, the average equity to assets ratio and the dividend payout ratio is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rates and Differentials

      Information concerning the interest-earning asset mix, average interest-earning assets, average interest-bearing liabilities and the yields on interest-earning assets and interest-bearing liabilities is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Analysis of Changes in Net Interest Income

      An analysis of changes in net interest income due to changes in rate and volume is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Commitments and Letters of Credit

      Information concerning the Bank’s outstanding loan commitments and letters of credit is included in “Note 11 to the Consolidated Financial Statements.”

Subsidiaries of Cathay Bank

      Cathay Investment Company. Cathay Investment Company is a wholly-owned subsidiary of the Bank that was formed in 1984 to invest in real property. In 1987, Cathay Investment Company opened an office in Taipei, Taiwan to promote Taiwanese real estate investments in Southern California. The office in Taipei is located at Sixth Floor, Suite 3, 146 Sung Chiang Road, Taipei, Taiwan.

      Cathay Securities Fund, Inc. Cathay Securities Fund, Inc. is a registered investment company and a wholly-owned subsidiary of the Bank. It was formed in 2000 to engage in the business of investing in, owning, and holding loans and securities. Its office is located at 777 North Broadway, Los Angeles, California 90012. The Company has applied to the Securities and Exchange Commission to deregister this registered investment company. See discussion below in the section entitled “Factors That May Affect Future Results” of this Annual Report on Form 10-K.

Expansion

      Management of the Bank continues to look for opportunities to expand the Bank’s branch network by seeking new branch locations and/or by acquiring other financial institutions to diversify its customer base in order to compete for new deposits and loans, and to be able to serve its customers more effectively. On June 27, 2002, the Bank opened a new branch in Brooklyn, New York, and on September 9, 2002, the Bank opened a new branch in Sacramento, Northern California. In addition, with China’s accession into the World Trade Organization and its increasing importance in the world economy, the Bank opened a representative office in Shanghai, China, on April 20, 2002.

Competition

      The banking business in California, and specifically in the market areas served by most of the Bank’s branch offices, is highly competitive. The Bank competes for deposits and loans with other commercial banks, savings and thrift institutions, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies and other financial and non-financial institutions and entities. In addition, the Bank also competes with other entities (both governmental and private industry) that are seeking to raise capital through the issuance and sale of debt and equity securities. Many of these institutions and entities offer services that are not offered directly by the Bank and have substantially greater financial resources than does the Bank.

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

      To compete with other financial institutions in its primary service areas, the Bank relies principally upon the following:

•	local promotional activities

•	personal contacts by its officers, directors, employees, and stockholders

•	extended hours on weekdays, Saturday banking, and Sunday banking in certain locations

•	Internet banking

•	an Internet website, located at www.cathaybank.com

•	certain other specialized services

      For customers whose loan demands exceed the Bank’s lending limit, the Bank has attempted in the past, and intends in the future, to arrange for such loans on a participation basis with correspondent banks. The Bank also assists customers requiring other services not offered by the Bank to obtain such services from its correspondent banks.

      In Southern California, at least three other Chinese-American banks of comparable size provide particular competition for loans and deposits with the Bank and at least two super-regional banks provide such competition for deposits. In Northern California, one of these Chinese-American banks provide particular competition for loans and deposits with the Bank and the same two super-regional banks provide such competition for deposits as well.

      In addition, there are many other Chinese-American banks in both Southern and Northern California. Banks from the Pacific Rim countries, such as Taiwan, Hong Kong, and China also continue to open branches in the Los Angeles area, thus increasing competition in the Bank’s primary markets.

Employees

      As of December 31, 2002, Bancorp and Bank (including subsidiaries) employed approximately 581 persons, including 131 officers. None of the employees are represented by a union. Management believes that its relations with employees are excellent.

Executive Officers

      The table below sets forth the names, ages, and positions of all executive officers of the Company. See Part III, Item 10 — “Directors and Executive Officers of the Registrant,” below for further information regarding the executive officers of Bancorp and Cathay Bank.

Name	Age	Present Position and Principal Occupation During the Past Five Years

Dunson K. Cheng	58	Chairman of the Board of Directors of Bancorp, Cathay Bank and Cathay Investment Company since 1994; President of Bancorp since 1990. President of Cathay Bank since 1985 and director of Cathay Bank since 1982. President of Cathay Investment Company since 1999; Chief Executive Officer of Cathay Investment Company since 1995 and director of Cathay Investment Company since 1984. Chairman of the Board of Directors and President of Cathay Securities Fund, Inc. since July 2000. Trustee and President of Cathay Real Estate Investment Trust since February 2003.
Anthony M. Tang	49	Executive Vice President of Bancorp since 1994; Assistant Secretary of Bancorp from 1991 to April 2001; Chief Financial Officer and Treasurer of Bancorp since 1990; and Senior Vice President of Bancorp from 1990 until 1994. Chief Lending Officer of Cathay Bank since 1985; director of Cathay Bank since 1986; Assistant Secretary of Cathay Bank from 1994 to April 2001; Senior Executive Vice President of Cathay Bank since December 1998; Executive Vice President of Cathay Bank from 1994 to December 1998; and Senior Vice President of Cathay Bank from 1990 until 1994. Vice President, Chief Financial Officer, and director of Cathay Securities Fund, Inc. since July 2000. Trustee and Vice President of Cathay Real Estate Investment Trust since February 2003.
Irwin Wong	54	Executive Vice President-Branch Administration for Cathay Bank since 1999; Senior Vice President — Branch Administration of Cathay Bank from 1989 until 1999; and Vice President — Branch Administration for Cathay Bank from 1988 until 1989. Treasurer of Cathay Real Estate Investment Trust since February 2003.
Elena Chan	52	Senior Vice President and Chief Financial Officer of Cathay Bank since 1992; Internal Auditor of Cathay Bank from 1985 to 1992. Secretary of Cathay Securities Fund, Inc. since July 2000. Secretary of Cathay Real Estate Investment Trust since February 2003.

Regulation

Regulation of Bancorp and the Bank

      As a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended and as revised by the Gramm-Leach-Bliley Act of 1999, Bancorp’s primary regulatory authority is the Federal Reserve System (the “Federal Reserve”). The Bank Holding Company Act requires Bancorp to file annual reports of its operations with the Federal Reserve. Bancorp is also subject to examination by the Federal Reserve.

      The Bank, as a California state-chartered commercial bank, is regulated by the Federal Deposit Insurance Corporation (or FDIC), and by the California Department of Financial Institutions. The Bank’s deposits are insured up to the legal maximum by the FDIC. Although not a member of the Federal Reserve, the Bank is subject to Federal and State rules and regulations.

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

      Bancorp also files periodic reports, proxy statements, and other information with the Securities and Exchange Commission, and is subject to federal and state securities laws, including the Sarbanes-Oxley Act of 2002, which contains provisions dealing with corporate governance and management, disclosure, oversight of the accounting profession, and auditor independence.

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

Regulatory Environment

      The banking and financial services industry is heavily regulated. Regulations, statutes, and policies affecting the industry are frequently under review by Congress, state legislatures, and the federal and state agencies charged with supervisory and examination authority over banking institutions. This regulatory framework is intended primarily to protect the Bank’s depositors, the federal deposit insurance fund, and the safety and soundness of the regulated financial institutions. Generally, the regulatory framework is not intended to protect our stockholders.

      We expect that changes in the banking and financial services industry will continue to occur in the future. Some of the changes may create opportunities for us to compete in financial markets with less regulation. However, these changes also may create new competitors in geographic and product markets which have historically been limited by law to banking institutions, such as the Bank. We cannot predict how changes in regulations, statutes, or policies will impact us. These changes may have a material adverse effect on our business and earnings.

Fiscal and Monetary Policies

      The operations of bank holding companies and their subsidiaries are affected by the fiscal and monetary policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit.

      The Federal Reserve uses the following instruments of monetary policy, among others, as a means to implement its objectives:

•	open market purchases and sales of U.S. government securities;

•	changes in the discount rate on bank borrowings; and

•	changes in reserve requirements on bank deposits and borrowings by banks and their affiliates.

      The Federal Reserve uses these instruments of monetary policy in varying combinations to seek to influence the overall level of bank loans, investments and deposits; the interest rates charged on loans and paid for deposits; the price of the dollar in foreign exchange markets; and the level of inflation. The Federal Reserve’s fiscal and monetary policies will continue to have a significant effect on Bancorp and the Bank.

     Bank Holding Company Regulation

      As a bank holding company, Bancorp is subject to regulation, supervision, and examination by the Federal Reserve. It is required to file reports with the Federal Reserve and furnish such other information as may be required by the Federal Reserve under the Bank Holding Company Act.

      The Federal Reserve has a policy that bank holding companies must serve as a source of financial and managerial strength to their subsidiary banks and may not conduct their operations in an unsafe or unsound manner. It is the Federal Reserve’s position that bank holding companies should stand ready to use their available resources to provide adequate capital to their subsidiary banks during periods of financial stress or adversity. Bank holding companies should also maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting their subsidiary banks. If a bank holding company fails in these requirements, the Federal Reserve will generally consider such failure to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both.

      The Federal Reserve also has the authority to regulate bank holding company debt, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve may require Bancorp to file written notice and obtain its approval prior to purchasing or redeeming Bancorp’s equity securities.

      Bancorp must also obtain the prior approval of the Federal Reserve if it acquires more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of a bank or bank holding company. The Federal Reserve must also give prior approval to any merger or consolidation with another bank holding company.

      In addition, under the Bank Holding Company Act, Bancorp cannot acquire direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company. It cannot engage directly or indirectly in activities other than banking, managing or controlling banks or furnishing services to its subsidiaries. However, there are some statutory exceptions. Subject to prior approval of the Federal Reserve, Bancorp can acquire shares of companies engaged in activities that the Federal Reserve deems to be closely related to banking or managing or controlling banks. In addition, as discussed below under “Financial Services Modernization Legislation,” if Bancorp becomes a “Financial Holding Company,” certain restrictions on acquiring ownership or control of certain non-banking companies will no longer apply.

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

      Such financial activities include banking, insurance, securities activities, merchant banking, and additional activities incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

      To affiliate with other financial service providers, we would have to become a “Financial Holding Company.” We would have to file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certify that we are eligible to do so because the Bank is “well-capitalized” and “well-managed.” The Federal Reserve must also determine that the Bank, as the insured depository institution subsidiary, has at least a “satisfactory” rating under the Community Reinvestment Act. We have not sought to become a Financial Holding Company. We will continue to monitor our strategic business plan, market conditions, and other factors to determine whether we will elect to become a Financial Holding Company and take advantage of the expanded powers provided in the Modernization Act.

      Under the Modernization Act, securities firms and insurance companies that become Financial Holding Companies may acquire banks and other financial institutions. No regulatory approval will be required for a Financial Holding Company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. Prior Federal Reserve approval is required before a Financial Holding Company acquires the beneficial ownership or control of more than 5% of the voting shares of a bank holding company, bank or savings association. To the extent that the Modernization Act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation.

      The Modernization Act also added a new section to the Federal Deposit Insurance Act. The new section allows subsidiaries of state banks to engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. It expressly preserved a state bank’s right to retain all existing subsidiaries. California permits state-chartered commercial banks to engage in any activity permissible for national banks. Under the Modernization Act, a national bank subsidiary may engage in any financial activity which may be conducted through a Financial Holding Company subsidiary, except for insurance underwriting, insurance investments, real estate investment or development or merchant banking. Therefore, the Bank can form subsidiaries to engage in the activities authorized by the Modernization Act to the same extent as a national bank. To form a financial subsidiary, the Bank must be “well-capitalized” and meet other regulatory requirements. See “Other Banking Regulations — Federal Limits on the Activities and Investments of State-Chartered Banks” below.

      The Modernization Act may have the result of increasing the amount of competition that Bancorp and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than Bancorp and the Bank.

      Privacy. The Modernization Act provides consumers with new protections against the transfer and use of their nonpublic personal information by financial institutions. The Office of the Comptroller of the Currency, the Federal Reserve, the Federal Deposit Insurance Corporation and the Office of Thrift Supervision issued final rules on June 1, 2000.

      Under the rules, financial institutions must provide among other things:

•	initial notices to customers about their privacy policies (including a description of the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates);

•	annual notices of such privacy policies to current customers; and

•	subject to certain exceptions, a reasonable method for customers to “opt out” of disclosure to nonaffiliated third parties.

      These federal privacy protections do not prohibit state governments from imposing more protective rules.

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

      The rule requires oral and written disclosure, before the completion of the sale of an insurance product or annuity, that such product:

•	is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate;

•	is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliates; and

•	has certain risks of investment, including possible loss of value.

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

      Safeguarding Confidential Customer Information. In February 2001, the federal bank and thrift regulatory agencies published guidelines requiring financial institutions to establish an information security program to:

•	identify and assess the risks that may threaten customer information;

•	develop a written plan containing policies and procedures to manage and control these risks;

•	implement and test the plan; and

•	adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats to information security.

      Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations.

      The guidelines outline specific security measures that institutions should consider in implementing a security program. A financial institution must adopt those security measures determined to be appropriate. The guidelines require the Board of Directors to oversee an institution’s efforts to develop, implement, and maintain an effective information security program and approve written information security policies and programs. The guidelines became effective July 1, 2001.

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

     Other Banking Regulations

      As a California state-chartered commercial bank, the Bank is subject to primary supervision, periodic examination, and regulation by the FDIC and by the California Department of Financial Institutions. The Bank’s deposits are insured by the FDIC up to the legal maximum and the Bank is subject to FDIC rules applicable to insured banks. Although not a member of the Federal Reserve, the Bank is subject to Federal and State rules and regulations.

      Capital Requirements. The Federal Reserve and the FDIC have established risk-based minimum capital guidelines that seek to ensure that banking organizations are appropriately capitalized. The guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for transactions reported on the balance sheet as assets, and transactions which are recorded as off-balance sheet items, such as letters of credit or recourse arrangements. Under these guidelines, the nominal dollar amounts of assets and the credit equivalent amounts of off-balance sheet items are multiplied by one of several risk-adjusted percentages. The risk-adjusted percentages range from 0% for assets with low credit risk, such as U.S. Treasury securities, to 100% for assets with high credit risk, such as commercial loans.

      The federal regulators require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% (10% to be well capitalized) and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4% (6% to be well capitalized). In addition, the federal regulators require a minimum Tier 1 leverage ratio of 4% (5% to be well capitalized). The Company was well capitalized as of December 31, 2002, with a total risk-based capital ratio of 13.01%, a Tier 1 risk-based capital ratio of 11.93% and Tier 1 leverage ratio of 10.11%.

      The tables presenting our risk-based capital and leverage ratios as of December 31, 2002, are included in Note 10 to the Consolidated Financial Statements of Bancorp, which are included in this Annual Report on Form 10-K.

      Prompt Corrective Action. In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (or FDICIA) was enacted into law. FDICIA provided for the recapitalization of the Bank Insurance Fund and improved examinations of insured depository institutions. It required each federal banking regulatory agency to revise its risk-based capital standards and to specify levels at which regulated institutions are considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” It prescribes standards for safety and soundness of all insured depository institutions. FDICIA requires each federal banking agency and the FDIC to take “prompt corrective action” against those institutions that fail to satisfy their minimum capital requirements. As of December 31, 2002, the Bank was well capitalized for these regulatory purposes.

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

      The Bank Insurance Fund assessment rate as of December 31, 2002, ranged from zero to 27 basis points per $100 of insured deposits. At December 31, 2002, the Bank’s assessment rate was zero. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the Bank Insurance Fund assessment rate could have a material adverse effect on our earnings.

      The FDIC is authorized to terminate a depository institution’s deposit insurance if it finds among other things that:

•	the institution’s condition is unsafe or unsound;

•	the institution has engaged in unsafe or unsound practices; and

•	the institution has violated any applicable law, rule, regulation, order or condition imposed in writing by the relevant regulating agency or any written agreement with a regulating agency.

      Under the Economic Growth and Regulatory Paperwork Reduction Act of 1996, on January 1, 1997, banks began paying an annual assessment towards the retirement of U.S. government issued Financing Corporation bonds. The bonds were issued in the 1980s to capitalize the Federal Savings and Loan Insurance Corporation to assist in the recovery of the savings and loan industry. FDIC-insured institutions paid approximately 1.71 cents per $100 of Bank Insurance Fund-assessable deposits in 2002.

      Dividends. As a California corporation and a state-chartered bank, the Bank may not pay dividends to Bancorp in excess of certain statutory and regulatory limits. As of December 31, 2002, the maximum dividend that the Bank could have declared, subject to regulatory approval, was $103,076,000.

      The California Commissioner of Financial Institutions and the Federal Reserve may also prohibit a bank from paying dividends to its bank holding company if they determine that such payment would constitute an unsafe or unsound banking practice. In addition, if the Bank fails to comply with its minimum capital requirements, its regulators may restrict its ability to pay dividends using prompt corrective action or other enforcement powers.

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

      Federal regulators are required to provide a written examination of an institution’s Community Reinvestment Act performance. The regulators rate an institution’s performance using a four tiered rating system. The ratings are: outstanding record of meeting community credit needs; satisfactory record of meeting community credit needs; needs to improve record of meeting community credit needs; and substantial noncompliance of meeting community credit needs. The ratings are available to the public. Based upon the last Community Reinvestment Act examination by the FDIC in January 2001, the Bank’s Community Reinvestment Act rating was “satisfactory” in meeting community credit needs.

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

      The Modernization Act added a new section to the Federal Deposit Insurance Act to provide that an insured state bank may control or hold an interest in a subsidiary engaged as principal in activities that would be permissible for a national bank to conduct through a financial subsidiary, subject to certain conditions. Under the Modernization Act, in January 2001, the FDIC adopted final rules to streamline the certification process. State nonmember banks may self-certify that they meet the requirements necessary to qualify for conducting non-agency activities. The insured state bank must certify that: it is “well managed;” it is “well capitalized;” it will deduct the aggregate amount of its outstanding equity investment in all financial subsidiaries that engage in activities as principal from the bank’s total assets and tangible equity; and it will deduct such equity investment in such financial subsidiaries from its total risk-based capital. In addition, the bank must have received a Community Reinvestment Act rating of “satisfactory” in meeting community credit needs in its most recent examination.

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

      Interstate Banking. The Federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was signed into law on September 29, 1994. The Riegle-Neal Act significantly relaxed or eliminated many restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act permitted a bank holding company to acquire banks in states other than its “home state,” even if applicable state law would not permit that acquisition. Such acquisitions continue to require Federal Reserve approval and remain subject to certain state laws.

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

      Banks and bank holding companies contemplating acquisitions must comply with the following Acts, as applicable:

•	the competitive standards of the Bank Holding Company Act;

•	the Change in Bank Control Act; and

•	the Bank Merger Act.

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

      In January 1993, the Bank became a member and stockholder of the Federal Home Loan Bank in San Francisco. As a member and stockholder, the Bank has access to a source of low-cost liquidity. The level of stock ownership is currently governed by the Federal Home Loan Bank Act, and the amount of borrowing is defined by the amount of stock purchased. Stock is purchased and redeemed at par. The Bank’s investment in Federal Home Loan Bank stock totaled 55,606 shares or $5,560,600 as of December 31, 2002.

      All credit extended by the district bank requires full collateralization. Eligible collateral includes the following:

•	residential first mortgage loans on single and multi-family projects

•	U.S. government and agency securities

•	deposits in district banks

•	certain other real estate related assets permitted by law

Item 2.	Properties

      Cathay Bancorp. The Bancorp currently neither owns nor leases any real or personal property. We use the premises, equipment, and furniture of the Bank without the payment of any rental fees to the Bank.

      Cathay Bank. The Bank’s main corporate office and headquarters branch is located in the Chinatown area of Los Angeles. The offices are in a three-story structure containing 26,527 square feet and constructed of glass and concrete. The Bank owns both the building and the land upon which the building is situated.

•	The main floor currently accommodates:

•	a platform area for consumer loans and certain commercial and commercial mortgage loans

•	a platform area for Cathay Global Investments Services

•	a new account area

•	teller stations

•	pneumatic drive-up teller stations

•	walk-up teller station

•	an operations area

•	a vault area

•	The second floor contains executive offices and the Bank’s Board Room

•	The third floor houses the Bank’s corporate lending department.

      Parking for approximately 126 automobiles is provided on three lots adjacent to the Bank’s building, two of which are owned by the Bank. The third lot is leased under a 55-year term with a 30-year option commencing in January 1987 at a current monthly rent of approximately $16,031.

      Furthermore, the Bank owns its branch offices in the following cities:

•	Monterey Park

•	Alhambra

•	Westminster

•	San Gabriel

•	Torrance

•	Cerritos

•	City of Industry

•	Cupertino

•	Flushing, New York

      In addition to the bank-owned properties, the parking lot lease, and the lease for the Cathay Investment Company’s Taipei office described below, the Bank leases certain other premises. The following table lists the location, square footage, purpose, and lease term of each lease.

Location	Sq. Ft.	Purpose	Lease Term

767 N. Hill Street	8,912	Administrative offices	2/01 – 1/04
Los Angeles, CA (Rm 305-306, 308-309, 313-315, 320)*
767 N. Hill Street	1,800	Administrative offices	2/01 – 1/04
Los Angeles, CA (Rm 301-302)
16025 E. Gale Ave., Ste B-1	4,483	Hacienda Heights	7/99 – 6/04 with
City of Industry, CA		branch office	one 5-year option
2010 Tully Road**	4,800	San Jose branch office	3/96 – 4/06 with
San Jose, CA			two 5-year options
710 Webster Street	5,000	Oakland branch office	9/01 – 9/06 with
Oakland, CA			one 5-year option
1759 N. Milpitas Blvd	3,121	Milpitas branch office	10/00 – 10/05 with
Milpitas, CA			two 5-year options
15323 Culver Drive	4,450	Irvine branch office	10/94 – 4/09 with
Irvine, CA			two 5-year options
1095 El Camino Real	3,441	Millbrae branch office	1/00– 12/04 with
Millbrae, CA			one 5-year option
800 N. Hill Street	8,707	Administrative offices	2/99 – 2/04
Los Angeles, CA
43 E. Valley Blvd	1,976	Valley/Stoneman	11/01 – 11/06 with
Alhambra, CA		branch office	three 5-year options
3288 Pierce Street, Suite D-101	2,535	Berkeley/Richmond	10/97 – 10/03 with
Richmond, CA		branch office	two 5-year options
1195 S. Diamond Bar Blvd	2,500	Diamond Bar branch	9/99 – 9/07
Diamond Bar, CA		office
1701 Decoto Road	2,100	Union City branch	04/01 – 04/06
Union City, CA		office
5591 Sky Parkway	3,235	Sacramento branch	06/2002 – 06/2007
Suite 411-415		office
Sacramento, CA
45 E. Broadway	6,450	New York Chinatown	1/97 – 12/06 with
New York, NY		branch office	two 5-year options
10375 Richmond Avenue, Suite 1600***	1,797	Houston branch office	5/02 – 4/03
Houston, TX
5402 Eight Avenue	2,700	Brooklyn branch office	09/01 – 08/11 with
Brooklyn, NY			one 5-year option
Room 902-3, 9/F	740	Hong Kong	1/03 – 1/05
Printing House		representative office
6 Duddell Street, Central Hong Kong
Unit 1808 Shanghai Kerry Centre,	726	Shanghai representative	4/02 – 4/05
1515 Nanjing Road West		office
Shanghai, 200040 People’s Republic of China

*	The lease is between the Bank and T.C. Realty, Inc., a California corporation owned by the spouse of Mr. Patrick Lee. Mr. Lee is a director of Bancorp and the Bank. Management believes that the lease is on terms at least as favorable to the Bank as would have existed in a transaction with an unrelated third party.

**	Cathay Bank has a one-time right to cancel the lease after the fifth year upon the payment of $55,500 in consideration.

***	The Houston branch office lease is being renegotiated for a term of one additional year.

      The Bank currently operates 24 domestic branch offices, one branch office of Cathay Investment Company in Taiwan, one representative office in Hong Kong, and one representative office in Shanghai, China. Each branch office has loan approval rights subject to the branch manager’s authorized lending limits. Activities of Cathay Investment Company’s Taiwan office and the Hong Kong and Shanghai representative offices are limited to coordinating the transportation of documents to the Bank’s headquarters office and performing liaison services.

      As of December 31, 2002, the Bank’s investment in premises and equipment totaled $29,788,000. See also Note 7 to the Consolidated Financial Statements of Cathay Bancorp, which is included in this Annual Report on Form 10-K.

      Cathay Investment Company. The office in Taipei is located at Sixth Floor, Suite 3, 146 Sung Chiang Road, Taipei, Taiwan, and consists of 1,806 square feet. The lease was renewed for one year from October 5, 2002 to October 4, 2003. The lease contains an option to renew the lease for an additional period ranging from one to three years, after October 4, 2003. As of December 31, 2002, Cathay Investment Company did not own any properties.

      Cathay Securities Fund, Inc. Its office is located at 777 North Broadway, Los Angeles, California 90012. The Company has applied to the Securities and Exchange Commission to deregister this registered investment company. See discussion below in the section entitled “Factors That May Affect Future Results” of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings

      Management is not currently aware of any litigation that is expected to have material adverse impact on our consolidated financial condition or the results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      (a) Market Information

      Cathay Bancorp trades on the Nasdaq National Market under the symbol “CATY.” The closing price of the Company’s common stock on February 3, 2003 was $37.75 per share, as reported by the Nasdaq National Market. The Company does not represent that the outstanding shares may be either bought or sold at a certain price.

      The following table sets forth the high and low closing prices as reported on the Nasdaq National Market, as adjusted to reflect a two-for-one stock split in the form of a 100 percent stock dividend, effective May 9, 2002:

	Year Ended December 31,

	2002		2001

	High	Low	High	Low

First quarter	$36.74	$30.71	$32.25	$22.57
Second quarter	48.30	35.73	29.86	21.82
Third quarter	45.46	33.32	29.00	22.83
Fourth quarter	44.00	31.90	33.47	26.40

      (b) Holders

      As of February 3, 2003, there were approximately 1,640 holders of record of our Common Stock.

      (c) Dividends

      The cash dividends declared by quarter, as adjusted to reflect a two-for-one stock split effective May 9, 2002, were as follows:

	Year Ended
	December 31,

	2002	2001

First quarter	$0.125	$0.125
Second quarter	0.140	0.125
Third quarter	0.140	0.125
Fourth quarter	0.140	0.125

Item 6.     Selected Financial Data

      The following table presents selected historical consolidated financial data for the Bancorp, and is derived in part from the audited consolidated financial statements of the Company. The selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements of Cathay Bancorp and the Notes thereto, which are included in this Annual Report on Form 10-K.

Selected Consolidated Financial Data

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except share and per share data)(3)
Income Statement(1)
Interest income	$144,061	$159,352	$164,553	$133,046	$123,309
Interest expense	39,920	66,153	74,156	57,408	57,225

Net interest income before provision for loan losses	104,141	93,199	90,397	75,638	66,084
Provision for loan losses	6,000	6,373	4,200	4,200	3,600

Securities gains (losses)	1,926	2,157	1,085	(3)	43
Other non-interest income	14,245	12,622	11,671	8,858	8,093
Non-interest expense	43,317	40,165	38,504	30,282	30,065

Income before income tax expense	70,995	61,440	60,449	50,011	40,555
Income tax expense	22,295	18,820	21,862	19,720	15,976

Net income	$48,700	$42,620	$38,587	$30,291	$24,579

Net income per common share
Basic	$2.71	$2.35	$2.13	$1.68	$1.37
Diluted	$2.69	$2.35	$2.13	$1.68	$1.37
Cash dividends paid per common share	$0.545	$0.500	$0.440	$0.405	$0.350
Weighted-average common shares
Basic	17,991,333	18,107,790	18,113,502	18,026,856	17,934,376
Diluted	18,115,119	18,165,260	18,147,770	18,035,520	17,936,460
Statement of Condition
Securities available-for-sale	$248,273	$248,958	$177,796	$160,991	$239,928
Securities held-to-maturity	459,452	374,356	387,200	426,332	418,156
Net loans(2)	1,848,078	1,640,032	1,437,307	1,245,585	961,876
Total assets	2,753,998	2,453,114	2,206,834	1,995,924	1,780,898
Deposits	2,314,643	2,122,348	1,876,447	1,721,736	1,560,402
Securities sold under agreements to repurchase	28,500	22,114	68,173	46,990	16,436
Advances from the Federal Home Loan Bank	50,000	30,000	10,000	30,000	30,000
Stockholders’ equity	287,961	246,011	214,787	179,109	156,652
Common Stock Data
Shares of common stock outstanding	17,999,955	17,957,738	18,148,730	18,067,166	17,977,520
Book value per common share	$16.00	$13.70	$11.83	$9.91	$8.71
Profitability Ratios
Return on average assets	1.88%	1.82%	1.81%	1.63%	1.44%
Return on average stockholders’ equity	18.30	18.36	20.09	18.31	17.00
Dividend payout ratio	20.11	21.23	20.66	23.95	25.55
Average equity to average assets ratio	10.27	9.03	9.03	8.89	8.47
Efficiency ratio	36.00	37.20	37.33	35.84	40.51

(1)	Includes the operating results and the selected assets and assumed deposits and liabilities of Golden City Commercial Bank subsequent to the December 10, 1999, their acquisition date.

(2)	Net loans represents gross loans net of loan participations sold, allowance for loan losses and unamortized deferred loan fees.

(3)	Shares and per share data have been adjusted to reflect a two-for-one stock split in the form of a 100 percent stock dividend, effective May 9, 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      The following discussion is intended to provide information to facilitate the understanding and assessment of the consolidated financial condition of Cathay Bancorp, Inc. (“Bancorp”) and its subsidiary, Cathay Bank (the “Bank” and together the “Company” or “we”, “us” or “our”) and their consolidated results of operations. It should be read in conjunction with the audited consolidated financial statements and footnotes appearing elsewhere in this report. The Bank offers a wide range of financial services. The Bank now operates twelve branches in Southern California, eight branches in Northern California, three branches in New York State, one branch in Houston, Texas, and two representative offices, one in Hong Kong and one in Shanghai, China. In addition, the Bank’s subsidiary, Cathay Investment Company, maintains an office in Taiwan. The Bank is a commercial bank, servicing primarily the individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.

      The following discussion and other sections of this report include forward-looking statements regarding management’s beliefs, projections, and assumptions concerning future results and events. These forward-looking statements may, but do not necessarily, also include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue” or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, adverse developments, or conditions related to or arising from:

•	our expansion into new market areas;

•	fluctuations in interest rates;

•	demographic changes;

•	increases in competition;

•	deterioration in asset or credit quality;

•	changes in the availability of capital;

•	adverse regulatory developments;

•	changes in business strategy, including the formation of a real estate investment trust and the application to the Securities and Exchange Commission for deregistration of the registered investment company;

•	general economic or business conditions; and

•	other factors discussed in the section entitled “Factors that May Affect Future Results” later in this report.

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

      The financial information presented herein includes the accounts of the Company, the Bank, and the Bank’s wholly-owned subsidiaries. All material transactions between these entities are eliminated.

Critical Accounting Policies

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under difference assumptions or conditions.

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

Financial Events in 2002

New branches and representative office

      The Bank opened two new branches and one overseas representative office during the year. The Sacramento Branch opened for business on September 9, 2002. The Brooklyn Branch opened for business on June 27, 2002, and became our third branch in the New York area. On April 20, 2002, we opened a representative office in Shanghai, China.

Acquisition of deposit accounts of the New York branch of CITIC International Financial Holdings Limited

      On November 27, 2002, the Bank entered into a deposit account purchase agreement with CITIC International Financial Holdings Limited, a limited company incorporated in Hong Kong, to purchase and assume certain deposit accounts with an aggregate value not to exceed $10 million, and for a total premium not to exceed $60,000. This transaction is pending regulatory approval.

Two-for-one stock split

      On March 22, 2002, the Bancorp announced that its Board of Directors approved a two-for-one split of the Company’s common stock, in the form of a 100% stock dividend, payable May 9, 2002, to stockholders of record on April 19, 2002. Stockholders received one additional share for every one share of Cathay Bancorp common stock held on the record date. The Company common stock had been trading at or near its historic closing highs, and to commemorate the 40th Anniversary of the Bank, the Board of Directors approved the splitting of the Company’s common stock to help make it more accessible to a wider range of investors and improve its liquidity.

Increase to common stock dividend

      On March 22, 2002, the Board of Directors of the Bancorp approved a quarterly cash dividend of 14 cents per share on a post-split basis payable April 16, 2002, to stockholders of record on April 1, 2002. This dividend represented a 12 percent increase from the 12.5 cents per share dividend paid on a post-split basis in the previous quarter.

Repurchase of common stock

      In 2002, the Company repurchased a total of 27,500 shares of common stock at an average price of $34.37. At December 31, 2002, the Company is still authorized to purchase an additional $6.71 million under the $15.00 million repurchase program adopted by the Board of Directors in April 2001. Cumulatively through December 31, 2002, the Company has repurchased 305,300 shares of our common stock for $8.29 million.

Results of Operations

Summary

      For the year 2002, the Company reported a record consolidated net income of $48.70 million or $2.69 per diluted share, a 14.27% increase in net income compared with net income of $42.62 million or $2.35 per diluted share for 2001, and an increase of 26.21% in net income, when compared with net income of $38.59 million or $2.13 per diluted share for 2000.

      An increase of $29.34 million in the excess of average interest-earning assets over average deposits and borrowings coupled with changes in the mix of average interest-earning assets and in the mix of average deposits and borrowings, were the main drivers of the total $6.08 million increase to net income between 2002 and 2001. These changes increased our net interest income before provision for loan losses by 11.74%, or $10.94 million, between 2002 and 2001. Net interest income before provision for loan losses for 2002 totaled $104.14 million compared to $93.20 million for 2001.

      During the same period, non-interest income increased by $1.39 million, reflecting increases in wire transfer fee income, safe deposit fee income, loan related fee income, and gains on sale of SBA loans. Although we were able to improve our efficiency ratio to 36.00% in 2002 compared to 37.20% in 2001, the Company’s non-interest expense increased by $3.15 million between 2002 and 2001 to $43.32 million, as a result of increases in year-end bonuses and in annual salary adjustments.

      Net income and key financial performance ratios are presented below for the three years indicated:

	2002	2001	2000

	(In thousands, except share
	and per share data)
Net income	$48,700	$42,620	$38,587
Basic earnings per common share	$2.71	$2.35	$2.13
Diluted earnings per common share	$2.69	$2.35	$2.13
Return on average assets	1.88%	1.82%	1.81%
Return on average stockholders’ equity	18.30%	18.36%	20.09%
Total average assets	$2,590,837	$2,339,669	$2,126,853
Total average stockholders’ equity	$266,136	$232,105	$192,117
Efficiency ratio	36.00%	37.20%	37.33%
Effective income tax rate	31.40%	30.63%	36.17%

Year 2002 compared to Year 2001

Taxable-Equivalent Interest Income

      During 2002, we experienced compression to our taxable-equivalent net interest margin due to the declining interest rate environment on a balance sheet that is asset sensitive. During 2001, the Federal Open Market Committee (“FOMC”), lowered the target federal funds rate by 475 basis points in rapid succession during the year. In November 2002, an additional reduction of 50 basis points was approved by the FOMC, bringing the total decrease to 525 basis points during the past two years. As a commercial bank, most of our loans are variable-rate, and reprice each time there is a change in the target Federal funds rate. In response to these conditions, we made efforts to manage our interest-earning assets by increasing average loans, which yield higher than other types of investments, and made efforts to obtain lower cost core deposits, thus optimizing the mix of our deposit portfolios. The impact of these efforts allowed us to maintain our taxable-equivalent margin well above the 4.00% mark during 2002, and increased our taxable-equivalent net interest income by $11.04 million to $106.29 million compared with $95.25 million for 2001. On a combined basis, these changes to our balance sheet should position us to slightly reduce our exposure to declining interest rates, while also effectively allowing us to take advantage of market interest rates in the event they move upward. The increase of $11.04 million to taxable-equivalent interest income was due to a combination of the following:

•	Increase in volume: Average interest-earning assets increased $252.52 million, to $2.42 billion in 2002, an increase of 11.66% over interest-earning assets of $2.17 billion in 2001. The increase in total interest-earning assets contributed an additional $17.35 million to taxable-equivalent interest income between 2002 and 2001.

•	Decrease in rate: As mentioned above, the rapidly declining interest rate environment was the main factor behind our decrease in taxable-equivalent interest income in 2002, resulting in a $32.54 million decrease to taxable-equivalent interest income due to rate changes. The taxable-equivalent yield on interest-earning assets decreased 141 basis points from 7.45% in 2001 to 6.04% in 2002.

•	Change in the mix of interest earning assets: Average net loans of $1.72 billion, which yield higher than other types of investments, increased by $205.25 million in 2002 and comprised 71.30% of total average interest-bearing assets compared with 70.14% in 2001. Conversely, total average investment securities as a percentage of total average interest-earning assets declined to 26.63% in 2002 compared to 28.21% in 2001, and equaled $644.27 million in 2002 compared with $611.21 million in 2001.

Interest Expense

      Interest expense decreased by $26.23 million to $39.92 million in 2002 compared with $66.15 million in 2001. The reason for the decrease was a combination of the repricing of deposits in a lower interest rate environment, and a change in the mix of these deposits, partially offset by increases in volume, more particularly described as follows:

•	Increase in volume: Average interest-bearing liabilities increased $178.16 million in 2002, and added $5.53 million of additional interest expense in 2002.

•	Decrease in rate: As a result of the lower interest rate environment during 2002, the average cost of interest-bearing liabilities decreased 162 basis points to 1.98% in 2002 compared with 3.60% in 2001, decreasing interest expense by $31.77 million. The average cost of funds on total deposits and borrowings, which includes non- interest-bearing demand deposits, decreased by 146 basis points to 1.74% in 2002 compared with 3.20% in 2001.

•	Change in the mix of deposits and borrowings: As a percentage of total average deposits and borrowings, average time deposits of $100,000 or more decreased to 41.35% for 2002 compared with 42.39% during 2001. For the year 2002, total average deposits and borrowings increased by $223.18 million, of which 57.58% or $128.49 million of the total increase was comprised of average core deposits, while the remaining 42.18% or $94.65 million was comprised of average time deposits of $100,000 or more and borrowings.

Taxable-Equivalent Net Interest Margin

      The excess of average interest-earning assets over average deposits and borrowings increased by $29.34 million in 2002 to $126.96 million compared with $97.63 million in 2001. The taxable-equivalent net interest margin, defined as taxable-equivalent net interest income to average interest-earning assets decreased one basis point from 4.40% in 2001 to 4.39% in 2002.

Year 2001 compared to Year 2000

Taxable-Equivalent Interest Income

      Taxable-equivalent interest income decreased $4.89 million or 2.94% to $161.40 million in 2001, largely as a result of actions taken by the Federal Open Market Committee (“FOMC”), which lowered the target federal funds rate by 475 basis points during the year. The $4.89 million decrease in taxable-equivalent interest income was due to a combination of the following:

•	Increase in volume: Average interest-earning assets increased $239.83 million, to $2.17 billion in 2001, an increase of 12.45% over interest-earning assets of $1.93 billion in 2000. The increase in volume was primarily attributable to the increase in average net loans of $206.37 million, which contributed an additional $18.12 million to interest income.

•	Decrease in rate: The taxable-equivalent yield on interest-earning assets decreased 118 basis points from 8.63% in 2000 to 7.45% in 2001. As a result of the lower interest rate environment, the interest yield earned on average net loans decreased 168 basis points from 9.62% to 7.94%, decreasing interest income on net loans by $23.87 million. The decrease in yield of average interest-earning assets was primarily due to eleven consecutive drops in interest rates by the FOMC.

•	Change in the mix of interest earning assets: Average net loans of $1.52 billion, which yield higher than other types of investments, increased by $206.37 million in 2001 and comprised 70.14% of total average interest-bearing assets compared with 68.16% in 2000. Conversely, total average securities increased by $9.97 million and comprised 28.21% of total average interest-earning assets in 2001 compared with 31.21% in 2000.

Interest Expense

      Interest expense decreased by $8.00 million to $66.15 million in 2001 compared with $74.16 million in 2000, primarily due to a combination of the following:

•	Increase in volume: Average interest-bearing liabilities increased $149.05 million in 2001, and added $6.76 million of additional interest expense in 2001.

•	Decrease in rate: As a result of the lower interest rate environment during 2001, the average cost of interest-bearing liabilities decreased 79 basis points to 3.60% in 2001 compared with 4.39% in 2000, decreasing interest expense by $14.76 million. The average cost of funds on deposits and borrowings, which includes non-interest- bearing demand deposits, decreased by 70 basis points to 3.20% in 2001 compared with 3.90% in 2000.

•	Change in the mix of deposits and borrowings: Average time deposits of $1.29 billion increased by $169.62 million and comprised 62.21% of total deposits and borrowings in 2001 compared to 58.74% of total deposits and borrowings in 2000. Other borrowed funds decreased by $41.22 million to $3.08 million in 2001. Average savings deposits, which include savings accounts, NOW accounts and money market accounts increased by $33.25 million to $496.94 million in 2001, average non-interest-bearing demand deposits increased by $17.62 million to $229.59 million in 2001 compared with $211.98 million in 2000, and securities sold under agreements to repurchase decreased by $7.49 million to $32.34 million in 2001.

     Taxable-Equivalent Net Interest Margin

      As a result of the eleven interest rates cuts by the FOMC during 2001, the Company’s taxable-equivalent net interest margin, defined as taxable-equivalent net interest income to average interest-earning assets, decreased 38 basis points from 4.78% in 2000 to 4.40% in 2001. The Company was asset sensitive in the short-term scenario, which resulted in lower yielding assets and lagging time deposits in 2001.

      Net interest income before provision for loan losses for 2002, 2001, and 2000 are summarized below:

	2002	2001	2000

	(In thousands)
Net interest income before provision for loan losses	$104,141	$93,199	$90,397
Taxable-equivalent net interest income before provision for loan losses	$106,294	$95,250	$92,132

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	2002-2001			2001-2000
	Increase (Decrease) in			Increase (Decrease) in
	Net Interest Income Due to:			Net Interest Income Due to:

	Changes in	Changes in	Total	Changes in	Changes	Total
	Volume	Rate	Change	Volume	in Rate	Change

	(In thousands)
Interest-Earning Assets
Federal funds sold and securities purchased under agreements to resell	$488	$(991)	$(503)	$938	$(308)	$630
Securities available-for-sale (Taxable)	3,127	(1,977)	1,150	(12)	(487)	(499)
Securities available-for-sale (Nontaxable)(2)	(37)	2	(35)	14	(3)	11
Securities held-to-maturity (Taxable)	(1,515)	(1,437)	(2,952)	(371)	34	(337)
Securities held-to-maturity (Nontaxable)(2)	32	98	130	(29)	(7)	(36)
Agency preferred stock(2)	320	(377)	(57)	1,169	(93)	1,076
Deposits with other banks	(59)	35	(24)	45	(29)	16
Loans(3)	14,996	(27,894)	(12,898)	18,119	(23,865)	(5,746)

Total increase (decrease) in interest income	17,352	(32,541)	(15,189)	19,873	(24,758)	(4,885)

Interest-Bearing Liabilities
Savings deposits, NOW accounts, and others	690	(2,945)	(2,255)	524	(2,700)	(2,176)
Time deposits	3,672	(28,542)	(24,870)	8,441	(10,346)	(1,905)
Securities sold under agreements to repurchase	(172)	(50)	(222)	(564)	(423)	(987)
Other borrowed funds	23	(101)	(78)	(1,379)	(1,361)	(2,740)
Advances from the Federal Home Loan Bank	1,319	(127)	1,192	(251)	70	(181)
Mortgage indebtedness				(14)	—	(14)

Total increase (decrease) in interest expense	5,532	(31,765)	(26,233)	6,757	(14,760)	(8,003)

Changes in net interest income	$11,820	$(776)	$11,044	$13,116	$(9,998)	$3,118

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held have been adjusted to a fully taxable-equivalent basis, using effective federal income tax rate of 35%.

(3)	Amounts are net of allowance for loan losses of $24,543,000 in 2002, $23,973,000 in 2001, and $21,967,000 in 2000, and net of unamortized deferred loan fees of $4,606,000 in 2002, $3,900,000 in 2001, and $4,139,000 in 2000.

      The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the yields and rates paid on those assets and liabilities. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Interest-Earnings Assets
Federal Funds Sold and Securities Purchased Under Agreements to Resell
Average outstanding	$48,966	$32,397	$11,053
Average yield	1.66%	4.06%	6.21%
Amount of interest earned	$813	$1,316	$686

Securities Available-for-Sale, Taxable
Average outstanding	$250,197	$196,934	$197,004
Average yield	5.54%	6.46%	6.71%
Amount of interest earned	$13,867	$12,717	$13,216

Securities Available-for-Sale, Nontaxable
Average outstanding	$226	$693	$510
Average yield(2)	7.96%	7.65%	8.24%
Amount of interest earned	$18	$53	$42

Securities Held-to-Maturity, Taxable
Average outstanding	$299,398	$324,760	$330,841
Average yield	5.75%	6.21%	6.20%
Amount of interest earned	$17,215	$20,167	$20,504

Securities Held-to-Maturity, Nontaxable
Average outstanding	$69,529	$69,096	$69,478
Average yield(2)	7.54%	7.40%	7.41%
Amount of interest earned	$5,243	$5,113	$5,149

Agency Preferred Stock
Average outstanding	$24,923	$19,722	$3,398
Average yield(2)	5.35%	7.05%	9.24%
Amount of interest earned	$1,333	$1,390	$314

Deposits with Other Banks
Average outstanding	$894	$3,264	$1,124
Average yield	3.58%	1.72%	3.56%
Amount of interest earned	$32	$56	$40

Loans(1)
Average outstanding	$1,724,796	$1,519,548	$1,313,177
Average yield(5)	6.24%	7.94%	9.62%
Amount of interest earned(5)	$107,693	$120,591	$126,337

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Total Interest-Earning Assets
Average outstanding	$2,418,929	$2,166,414	$1,926,585
Average yield(5)	6.04%	7.45%	8.63%
Amount of interest earned(5)	$146,214	$161,403	$166,288

Interest-Bearing Liabilities
Savings Deposits(3)
Average outstanding	$565,289	$496,942	$463,695
Average rate paid	0.59%	1.12%	1.67%
Amount of interest paid or accrued	$3,330	$5,585	$7,761

Time Deposits
Average outstanding	$1,372,854	$1,286,973	$1,117,350
Average rate paid	2.43%	4.53%	5.39%
Amount of interest paid or accrued	$33,409	$58,279	$60,184

Securities Sold Under Agreements to Repurchase
Average outstanding	$27,173	$32,342	$39,831
Average rate paid	3.33%	3.49%	5.31%
Amount of interest paid or accrued	$906	$1,128	$2,115

Other Borrowed Funds
Average outstanding	$3,680	$3,075	$44,297
Average rate paid	1.58%	4.42%	6.49%
Amount of interest paid or accrued	$58	$136	$2,876

Advances from the Federal Home Loan Bank
Average outstanding	$48,356	$19,863	$24,809
Average rate paid	4.58%	5.16%	4.86%
Amount of interest paid or accrued	$2,217	$1,025	$1,206

Mortgage Indebtedness
Average outstanding	$—	$—	$160
Average rate paid(6)	—%	—%	8.75%
Amount of interest paid or accrued(6)	$—	$—	$14

Total Interest-Bearing Liabilities
Average outstanding	$2,017,352	$1,839,195	$1,690,142
Average rate paid	1.98%	3.60%	4.39%
Amount of interest paid or accrued	$39,920	$66,153	$74,156

Non-Interest-Bearing Demand Deposits
Average outstanding	$274,614	$229,592	$211,975
Total deposits and borrowed funds	$2,291,966	$2,068,787	$1,902,117
Average rate paid on deposits and borrowed funds	1.74%	3.20%	3.90%

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Net Interest Income(7)	$106,294	$95,250	$92,132
Interest rate spread(7)	4.30%	4.25%	4.73%
Net interest margin on interest-earning assets(4)(7)	4.39%	4.40%	4.78%

(1)	Non-accrual loans are included in the average balance.

(2)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using an effective Federal income tax rate of 35%.

(3)	Savings deposits include NOW accounts and money market accounts.

(4)	Calculated by dividing net interest income by average outstanding interest-earning assets.

(5)	Yields and amounts of interest earned include loan fees.

(6)	Yield and amount of interest paid or accrued include interest paid on senior debts of other real estate owned, either to bring the loans current or to pay off the loans when the Company obtained title to the properties and thereafter.

(7)	Net interest income, interest rate spread and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using an effective Federal income tax rate of 35%.

      The following table highlights the change in the composition of interest-earning asset mix as of December 31, 2002, and 2001:

Interest-Earning Asset Mix

	As of December 31, 2002		As of December 31, 2001
					Amount	Percentage
		Percentage of		Percentage of	Changed	Changed
		Total Interest-		Total Interest-	From	From
	Amount	Earning Assets	Amount	Earning Assets	2001 to 2002	2001 to 2002

	(Dollars in thousands)
Types of Interest-Earning Assets
Federal funds sold and Securities purchased under agreements to resell	$19,000	0.74%	$13,000	0.57%	$6,000	46.15%
Securities available-for-sale	248,273	9.64	248,958	10.93	(685)	(0.28)
Securities held-to-maturity	459,452	17.84	374,356	16.44	85,096	22.73
Deposits with other banks	370	0.01	1,399	0.06	(1,029)	(73.55)
Loans (net of allowance for loans losses and unamortized deferred loan fees)	1,848,078	71.77	1,640,032	72.00	208,046	12.69

Total interest-earning assets	$2,575,173	100.00%	$2,277,745	100.00%	$297,428	13.06%

Year 2002 compared to Year 2001

Provision for Loan Losses

      The provision for loan losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance that management believes is sufficient to absorb loan losses inherent in the Company’s loan portfolio. The provision for loan losses was $6.00 million in 2002 compared with $6.37 million in 2001. For the year 2002, net charge-offs equaled $5.43 million or 0.31% of average net loans, primarily as a result of one credit totaling $3.62 million, which filed for Chapter 7 protection and was charged-off during the second quarter of 2002. The comparable numbers for the year 2001 were net charge-offs of $4.37 million or 0.29% of average net loans, principally to recognize deterioration in two credits that were partially charged-off in the 4th quarter 2001. Also, see “Allowance for Loan Losses” in this 2002 Annual Report on Form 10-K.

Non-interest Income

      Securities gains and losses, depository service fees, letters of credit commissions, gains and losses on loan sales, and a wide range of fee-based services provided non-interest income. These fee-based services include among other things wire transfer fees, safe deposit fees, fees on loan related activities, fee income from our Global Investment Services unit, and foreign exchange fees. Non-interest income from all of these activities totaled $16.17 million in 2002 compared with $14.78 million in 2001. The increase of $1.39 million or 9.42% from 2001 to 2002, was primarily due to the following items:

•	an increase of $658,000 in depository service fee income, an increase of 12.91%, to $5.76 million compared with $5.10 million in 2001. The increase in depository service fees during 2002 was predominantly due to an increase in service charges on deposit accounts, and an increase in investment services fee income from our Global Investment Services unit;

•	an increase of $1.17 million in other operating income, which includes primarily loan fees, wire transfer fees, safe deposit fees, foreign exchange fees and gain on sale of loans, and which totaled $6.54 million in 2002, compared with $5.37 million in 2001. The increase in other operating income was primarily due to increases in commercial and commercial real estate loan fees, gain on sale of SBA and residential mortgage loans, an increase in wire transfer service fees, and an increase in service fee income from the rental of our safe deposit boxes;

•	a decrease of $231,000 in securities gains. During the third quarter of 2002, due to our increasing loan demand, and also to take advantage of the lower interest rate environment, we sold investment securities with a carrying value of $20.14 million resulting in gains on sale totaling $1.89 million. In addition, during 2002, investment securities calls and write-downs on venture capital investments resulted in a net gain of $32,000, bringing the total of securities gains to $1.93 million for 2002. The comparable numbers for 2001 were sales of investment securities totaling $21.12 million, resulting in gains of $1.06 million, a gain of $851,000 on a forward rate agreement (“FRA”), and securities calls and write-downs on venture capital investments resulting in a net gain of $251,000, for a total of $2.16 million in securities gains during 2001; and

•	letters of credit commissions decreased by $205,000 or 9.53%, to $1.95 million in 2002, likely as a result of a continuing uncertainty over the outlook for the U.S. economy from the point of view of some of our importing customers.

Non-interest Expense

      Non-interest expense totaled $43.32 million in 2002, compared with $40.17 million in 2001. The increase of $3.15 million or 7.85% in non-interest expense in 2002 was primarily a combination of the following:

•	an increase of $2.03 million in salaries and employee benefits. Annual salary adjustments, increases in year-end bonuses, and additional employees and salary expense to accommodate our new branches in Union City — California, which opened for business on October 2001, Brooklyn — New York, which opened for business in June 2002, Sacramento — California, which opened for business in September 2002, and our new representative office in Shanghai — China, which opened for business in April 2002, drove the increase of $2.03 million in salaries and employee benefits in 2002;

•	an increase of $605,000 in occupancy expense and computer and equipment expense, as a result of our three new branches and our representative office in Shanghai, China;

•	a decrease of $44,000 in marketing expenses, primarily due to a $250,000 donation towards the establishment of the 911 Healing Hands non-profit organization in 2001;

•	a decrease of $1.36 million in professional services. During 2001, professional services fees in connection with litigation, the formation of the registered investment company of the Bank, and other corporate matters drove the increase of $1.36 million to $5.40 million for 2001 compared with $4.04 million in 2002; and

•	a decrease of $3.24 million in real estate operations. During the fourth quarter of 2001, non-interest expenses were lowered by a $3.2 million gain on the sale of one other real estate owned commercial property.

      Despite the $3.15 million increase in non-interest expense during 2002, the efficiency ratio, defined as non-interest expense divided by net interest income before provision for loan losses plus non-interest income, decreased to 36.00% in 2002 compared with 37.20% in 2001. The decrease in the efficiency ratio for 2002 was primarily the result of the increase in our net interest income before provision for loan losses, coupled with the increase in non-interest income.

Income Tax Expense

      The provision for income taxes was $22.30 million or an effective income tax rate of 31.40% for 2002 compared with $18.82 million or an effective income tax rate of 30.63% in 2001, and compared with $21.86 million or an effective income tax rate of 36.17% in 2000. The effective income tax rate during 2002 and 2001 reflected the income tax benefits of a registered investment company subsidiary of the Bank, which provided flexibility to raise additional capital in a tax efficient manner, and additional tax credits earned from qualified low income housing investments. See discussion below in the section entitled “Factors That May Affect Future Results” of this Annual Report on Form 10-K.

Year 2001 compared to Year 2000

Provision for Loan Losses

      The provision for loan losses was $6.37 million in 2001 compared with $4.20 million in 2000. The increase of $2.17 million in 2001 compared with 2000 was primarily due two credits that were partially charged-off in the fourth quarter of 2001. Net charge-offs for 2001 were $4.37 million or 0.29% of average net loans compared with charge-offs of $1.74 million or 0.13% of average net loans during 2000.

Non-interest Income

      The increase of $2.02 million or 15.86% from 2000 to 2001, was primarily due to the following items:

•	An increase of $539,000 in depository service fee income, up 11.83%, to $5.10 million in 2001 compared with $4.56 million in 2000;

•	An increase of $1.07 million in securities gains. The increase was the result of a gain of $1.06 million on investment securities sold during the third quarter 2001. These securities were sold during the third quarter of 2001 and were either callable or scheduled to mature within the 21 months following the end of the third quarter of 2001. In addition, we had a gain of $851,000 on a forward rate agreement (“FRA”). The FRA settled on March 5, 2001;

•	Letters of credit commissions decreased by $287,000 or 11.77%, to $2.15 million in 2001, as a result of a slowdown of overseas purchases from some of our importing customers; and

•	Other operating income, which includes primarily loan fees, wire transfer fees, safe deposit fees, and foreign exchange fees were $5.37 million, up $699,000, compared with $4.67 million in 2000.

Non-interest Expense

      Non-interest expense totaled $40.17 million in 2001, compared with $38.50 million in 2000. The increase of $1.66 million or 4.31% in non-interest expense in 2001, was primarily a combination of the following:

•	an increase of $954,000 in salaries and employee benefits, primarily due to annual salary adjustments for the Bank’s employees;

•	an increase of $277,000 in marketing expenses, primarily due to a $250,000 donation towards the establishment of the 911 Healing Hands non-profit organization and fund to help with relief efforts in response to the terrible events of September 11, 2001;

•	an increase of $1.77 million in professional services, primarily due to legal fees in connection with litigation, and corporate matters;

•	an increase of $1.57 million in investments in real estate, primarily due to operational losses from low income housing investments that qualify for investment tax credits; and

•	a decrease of $3.40 million in real estate operations, primarily due to a $3.38 million gain on the sale of other real estate owned.

      The efficiency ratio, defined as non-interest expense divided by net interest income before provision for loan losses plus non-interest income, improved to 37.20% in 2001 compared with 37.33% in 2000. The improvement in our efficiency ratio for 2001 was primarily the result of the increase in our net interest income before provision for loan losses, coupled with the increase in non-interest income.

Income Tax Expense

      The effective tax rate in 2001 was 30.63% compared with 36.17% in 2000. The decline in the effective tax rate in 2001 was the result of a registered investment company subsidiary of the Bank, which provided flexibility to raise additional capital in a tax efficient manner, and additional tax credits earned from qualified low income housing investments. See discussion below in the section entitled “Factors That May Affect Future Results” of this Annual Report on Form 10-K.

Review of Financial Condition

      Total assets increased $300.88 million or 12.27% to $2.75 billion at December 31, 2002, compared with total assets of $2.45 billion at December 31, 2001. The major changes in the Consolidated Statements of Condition during 2002 are listed below:

•	Total net loans grew $208.05 million or 12.69% to $1.85 billion, based on strong net growth in commercial mortgage loans and commercial loans.

•	Total securities increased $84.41 million or 13.54% to $707.73 million.

•	Total deposits increased by $192.30 million or 9.06% to $2.31 billion. The majority of the growth in deposits or 66.65% was achieved from a strong growth in lower-cost core deposits.

•	Federal Home Loan Bank (“FHLB”) borrowings and securities sold under agreements to repurchase increased 50.63% to $78.50 million.

•	Other liabilities increased by $42.4 million primarily as a result of the purchase of $33.55 million of securities in December 2002, which did not settle until January 2003.

•	Stockholders’ equity rose 17.05% to $287.96 million.

     Securities

      Under our investment policy, we classify the Company’s investment securities portfolio as follows:

•	Those securities for which we have the positive intent and ability to hold until maturity, are classified as securities held-to-maturity, and carried at amortized cost.

•	Those securities which could be sold in response to changes in interest rates, changes in prepayment risk, increases in loan demand, the need to increase regulatory capital, general liquidity needs, or other similar factors are classified as securities available-for-sale, and carried at estimated fair value, with unrealized gains or losses, net of deferred taxes, reflected in stockholders’ equity.

•	Securities held-to-maturity are transferred to the available-for-sale category when those securities are within 90 days to maturity, to further enhance the Company’s liquidity.

      Securities available-for-sale represented 11.38% of average interest-earning assets for 2002 compared with 10.03% for 2001. The fair value of securities available-for-sale (“AFS”) at December 31, 2002, was $248.27 million compared with $248.96 million at December 31, 2001. The portfolio is comprised primarily of U.S. government agency securities, corporate bonds, agency preferred equity securities, and venture capital investments. Securities available-for-sale are carried at fair value and had a net unrealized gain of $9.53 million at December 31, 2002, compared with $7.17 million at December 31, 2001. The increase in unrealized holding gains from year-end 2001 resulted from the flattening of the yield curve during 2002, as a result of the decreasing interest rate environment, uncertainties regarding general economic conditions, and war and terrorism. These unrealized gains do not impact net income and are recorded as adjustments to stockholders’ equity, net of related deferred income taxes. Also, see Note 3 to the Consolidated Statements of Condition.

      During 2002, the Bank sold AFS securities with a net book value of $20.14 million. These AFS securities sales resulted in gains of $1.89 million, exclusive of gains on calls of securities of $359,000 and $341,000 in write-downs on AFS venture capital investments. The gain on sale from AFS securities was related to the sale of U.S. government agency notes and corporate bonds.

      The Company’s AFS venture capital investments include investments in private equity funds, and at December 31, 2002, had a fair value of $4.06 million. During 2002, $341,000 in write-downs were recorded compared to write-downs of $65,000 in 2001. These write-downs were necessitated by the continued weakness in the economy and capital markets. Management’s assessment of the fair value of AFS venture capital investments is based on several factors including: available information about the funds, the general partners’ fair value assessments, current economic conditions, available market comparables, effectiveness of the funds’ management teams, and other factors. Accordingly, the fair value estimates could differ significantly among parties using different assumptions or judgments, and may not necessarily represent amounts that will ultimately be realized.

      Securities held-to-maturity (“HTM”) represented 15.25% of average interest-earning assets for 2002 compared with 18.18% for 2001. HTM securities at December 31, 2002 increased by $85.10 million to $459.45 million compared with $374.36 million at December 31, 2001. The increase in HTM securities during 2002 was primarily the result of purchases of collateralized mortgage obligations during the fourth quarter of 2002, of which $33.55 million settled in January 2003. The portfolio is comprised primarily of U.S. agencies mortgage-backed-securities, corporate bonds, state and municipal securities, U.S. government agency securities, and collateralized mortgage obligations. HTM securities are carried at cost, and at December 31, 2002, had a fair value of $477.78 million.

      The average taxable-equivalent yield on our total investment securities dropped 60 basis points to 5.85% in 2002, compared with 6.45% in 2001 as some matured or call securities were replaced at lower prevailing interest rates.

      The following table summarizes the carrying value of our portfolio of securities for each of the past three years:

	As of December 31,

	2002	2001	2000

	(In thousands)
Securities Available-for-Sale:
U.S. government agencies	$170,183	$118,324	$78,317
State and municipal securities	100	—	1,277
Mortgage-backed securities	6,147	8,543	13,207
Collateralized mortgage obligations	847	2,705	5,804
Asset-backed securities	10,510	10,395	10,370
Money market fund	—	20,000	—
Corporate bonds	33,069	60,334	60,370
Equity stock	27,417	28,657	8,451

Total	$248,273	$248,958	$177,796

Securities Held-to-Maturity
U.S. government agencies	$49,996	$50,017	$64,689
State and municipal securities	72,770	69,906	68,820
Mortgage-backed securities	66,135	110,342	135,494
Collateralized mortgage obligations	168,055	50,282	48,694
Asset-backed securities	9,999	920	13,156
Corporate bonds	72,611	73,031	56,347
Other securities	19,886	19,858	—

Total	$459,452	$374,356	$387,200

      The scheduled maturities and taxable-equivalent yields by security type are presented in the following tables:

Securities Available-for-Sale Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2002

		After One	After Five
	One Year	Year to	Years to	Over Ten
	or Less	Five Years	Ten Years	Years	Total

	(Dollars in thousands)
Maturity Distribution:
U.S. government agencies	$—	$150,154	$20,029	$—	$170,183
State and municipal securities	100	—	—	—	100
Mortgage-backed securities(1)	—	90	1,033	5,024	6,147
Collateralized mortgage obligations(1)	—	847	—	—	847
Asset-backed securities(1)	—	10,510	—	—	10,510
Corporate bonds	10,201	17,027	5,841	—	33,069
Equity securities	27,417	—	—	—	27,417

Total	$37,718	$178,628	$26,903	$5,024	$248,273

Weighted-Average Yield:
U.S. government agencies	—%	4.90%	4.01%	—%	4.79%
State and municipal securities	7.60	—	—	—	7.60
Mortgage-backed securities(1)	—	5.69	6.56	7.12	7.00
Collateralized mortgage obligations(1)	—	5.86	—	—	5.86
Asset-backed securities(1)	—	5.69	—	—	5.69
Corporate bonds	7.85	5.48	7.61	—	6.60
Equity securities(2)	3.88	—	—	—	3.88

Total	5.03%	5.01%	4.80%	7.12%	5.03%

(1)	Securities reflect stated maturities and not anticipated prepayments.

(2)	Average yield has been adjusted to a fully-taxable equivalent basis.

Securities Held-to-Maturity Portfolio Maturity Distribution and Yield Analysis

	As of December 31, 2002

		After One	After Five
	One Year	Year to	Years to	Over Ten
	or Less	Five Years	Ten Years	Years	Total

	(Dollars in thousands)
Maturity Distribution:
U.S. government agencies	$—	$49,996	$—	$—	$49,996
State and municipal securities(2)	725	11,998	25,073	34,974	72,770
Mortgage-backed securities(1)	—	5,782	39,023	21,330	66,135
Collateralized mortgage obligations(1)	—	2,243	48,508	117,304	168,055
Asset-backed securities(1)	—	9,999	—	—	9,999
Corporate bonds	18,987	32,638	20,986	—	72,611
Other securities	—	9,986	9,900	—	19,886

Total	$19,712	$122,642	$143,490	$173,608	$459,452

Weighted-Average Yield:
U.S. government agencies	—%	5.47%	—%	—%	5.47%
State and municipal securities(2)	11.37	8.30	7.54	7.00	7.46
Mortgage-backed securities(1)	—	4.89	6.03	7.10	6.25
Collateralized mortgage obligations(1)	—	7.31	4.94	4.19	4.45
Asset-backed securities(1)	—	4.27	—	—	4.27
Corporate bonds	5.82	5.94	6.70	—	6.13
Other securities	—	4.86	5.70	—	5.28

Total	6.03%	5.73%	6.00%	5.10%	5.59%

(1)	Securities reflect stated maturities and not anticipated prepayments.

(2)	Average yield has been adjusted to a fully-taxable equivalent basis.

     Loans

      Loans, net of deferred loan fees, represented 72.27% of average interest-earning assets during 2002 compared with 71.22% during 2001. Gross loans, exclusive of deferred loan fees, increased by $209.32 million, an increase of 12.55%, to $1.88 billion at year-end 2002 compared with $1.67 billion at year-end 2001. The growth was primarily attributable to the following:

•	Commercial mortgage loans are typically secured by first deeds of trust on commercial properties, including primarily commercial retail properties, shopping centers and owner-occupied industrial facilities, and secondarily office buildings, multiple-unit apartments, and multi-tenanted industrial properties. In addition, the Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings where the owner either uses the property for business purposes or derives income from tenants. Commercial mortgage loans increased $205.01 million or 27.77% to $943.39 million at year-end 2002, compared to $738.38 million at year-end 2001. Total commercial mortgage loans accounted for 50.25% of gross loans at year-end 2002 compared to 44.27% at year-end 2001.

•	Commercial loans consist primarily of short-term loans (normally with a maturity of up to one year) to support general business purposes, or to provide working capital to businesses in the form of lines of credit to finance trade-finance loans, and SBA loans. Commercial loans were up $57.55 million or 11.37% to $563.68 million at December 31, 2002, compared to $506.13 at December 31, 2001. The Company is continuing to focus primarily on commercial lending to small-to-medium size businesses, within the Company’s geographic market area. The third quarter of 2002 brought an additional challenge, as an unresolved labor dispute forced all of the Pacific Coast ports to close for approximately one week. This disruption to international trade did not have a material impact to the Bank’s trade-finance loan portfolio. The portfolio of SBA loans at December 31, 2002, equaled $19.37 million compared with $17.56 million at December 31, 2001. During 2002, the Bank sold $7.75 million of SBA loans, resulting in a gain on sale of loans of $411,000.

•	Real estate construction loans decreased $43.64 million or 26.23% to $122.77 million at year-end 2002 compared to $166.42 million at year-end 2001. Our construction loan projects are located primarily in California, Texas, Nevada, and New York. Due to the recessionary economy, projects requiring construction financing declined during 2002.

•	Residential mortgage loans decreased by $4.54 million or 1.93% to $231.37 million at year-end 2002, compared to $235.91 million at year-end 2001. Included with our residential mortgage loans are our home equity line of credit loans. At December 31, 2002, the portfolio of home equity lines of credit was $48.96 million, an increase of 21.32%, from $40.35 million at year-end 2001. The portfolio of residential mortgage loans, excluding the home equity line of credit loan portfolio, decreased by $13.15 million to $182.41 million at year-end 2002. New loan originations and refinances total $79.19 million in 2002, which was partially offset by loan sales in 2002 totaling $7.05 million, and payments and payoffs during the year totaling $85.29 million. Residential mortgage loans sold in 2002, excluding home equity lines of credit, totaled $7.05 million, and resulted in a gain on sale of loans of $22,400.

•	Installment loans decreased $4.75 million, down 23.38% to $15.57 million at December 31, 2002, compared to $20.32 million at December 31, 2001. These consumer-oriented loans are funded primarily for the purpose of financing the purchase of automobiles and other personal use of the borrower.

      The classification of loans by type as of December 31 for each of the past five years, as well as the changes in loan portfolio composition for the past two years and the contractual maturity of the loan portfolio as of December 31, 2002 are presented below:

Loan Type and Mix

	Amount Outstanding as of December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Type of Loans:
Commercial loans	$563,675	$506,128	$442,181	$395,138	$370,539
Residential mortgage loans	231,371	235,914	220,720	207,725	184,158
Commercial mortgage loans	943,391	738,379	630,662	577,384	356,608
Real estate construction loans	122,773	166,417	142,048	62,516	40,738
Installment loans	15,570	20,322	27,329	25,498	29,165
Other loans	447	745	473	419	269

Gross loans	1,877,227	1,667,905	1,463,413	1,268,680	981,477

Less:
Allowance for loan losses	(24,543)	(23,973)	(21,967)	(19,502)	(15,970)
Unamortized deferred loan fees	(4,606)	(3,900)	(4,139)	(3,593)	(3,631)

Net loans	$1,848,078	$1,640,032	$1,437,307	$1,245,585	$961,876

Changes in Loan Portfolio Composition

	As of December 31, 2002		As of December 31, 2001

		Percentage		Percentage	Percentage
		of Total		of Total	Increase
	Amount	Loans	Amount	Loans	(Decrease)

	(Dollars in thousands)
Type of Loans:
Commercial loans	$563,675	30.50%	$506,128	30.86%	11.37%
Residential mortgage loans	231,371	12.52	235,914	14.38	(1.93)
Commercial mortgage loans	943,391	51.05	738,379	45.02	27.77
Real estate construction loans	122,773	6.64	166,417	10.15	(26.23)
Installment loans	15,570	0.84	20,322	1.24	(23.38)
Other loans	447	0.02	745	0.05	(40.00)
Allowance for loan losses	(24,543)	(1.32)	(23,973)	(1.46)	2.38
Unamortized deferred loan fees	(4,606)	(0.25)	(3,900)	(0.24)	18.10

Net loans	$1,848,078	100.00%	$1,640,032	100.00%	12.69%

Contractual Maturity of Loan Portfolio(1),(2)

	Within One Year	One to Five Years	Over Five Years	Total

	(In thousands)
Commercial Loans
Floating rate	$338,783	$66,923	$40,291	$445,997
Fixed rate	104,173	5,675	7,346	117,194
Residential Mortgage Loans
Floating rate	114	1,104	56,085	57,303
Fixed rate	28	6,546	166,938	173,512
Commercial Mortgage Loans
Floating rate	69,089	231,855	424,196	725,140
Fixed rate	7,594	63,416	144,293	215,303
Real Estate Construction Loans
Floating rate	101,354	11,017	—	112,371
Fixed rate	9,784	—	—	9,784
Installment Loans
Floating rate	—	—	—	—
Fixed rate	7,614	7,956	—	15,570

	Within One Year	One to Five Years	Over Five Years	Total

	(In thousands)
Other Loans
Floating rate	—	—	—	—
Fixed rate	446	—	1	447

Total loans	$638,979	$394,492	$839,150	$1,872,621

Floating rate	$509,340	$310,899	$520,572	$1,340,811
Fixed rate	129,639	83,593	318,578	531,810

Total loans	$638,979	$394,492	$839,150	$1,872,621

Allowance for loan losses				(24,543)

Net loans				$1,848,078

(1)	In the normal course of business, loans are renewed, extended, or prepaid from time to time; therefore, the above should not be viewed as an indication of future cash flows.

(2)	Loans are net of unamortized deferred loan fees.

Other Real Estate Owned

      Other Real Estate Owned, net of a valuation allowance of $131,000, decreased to $653,000 at December 31, 2002, compared with $1.56 million at year-end 2001.

      As of December 31, 2002, there were two outstanding owned properties, which included one parcel of land, and one commercial building. Both properties are located in California. During 2002, we acquired two single-family residential (“SFR”) properties, and sold five SFR properties, two of which were the two properties acquired in 2002. The carrying value of the five properties sold was approximately $1.31 million, and the sales resulted in gains on sale of $395,000.

      To reduce the carrying value of other real estate owned to the estimated fair value of the properties, we maintain a valuation allowance for owned properties. We perform periodic evaluations on each property and make corresponding adjustments to the valuation allowance, if necessary. Any decline in value is recognized by a corresponding increase to the valuation allowance, which is included in other real estate owned expense, in the current period. Management did not make any additional provision for losses in 2002.

      We recognized net operating income of $349,000 from operating owned properties in 2002 compared to net operating income of $3.59 million in 2001, and net operating income of $185,000 in 2000. Operating income declined from $348,000 in 2001 to $166,000 in 2002.

      Although the California real estate market continued to show strength in 2002, the future performance of the market is unpredictable. See “Factors That May Affect Future Results” below for a discussion of some of the factors that may affect the matters discussed in this Section.

      The following table shows the components of other real estate owned expense (income) for the years ended:

Other Real Estate Owned Expense (Income) by Type

	2002	2001	2000

	(In thousands)
Net operating expense (income)	$46	$(213)	$7
Provision for losses	—	—	71
Net gains on disposal	(395)	(3,376)	(263)

Total	$(349)	$(3,589)	$(185)

Investments in Real Estate

      As of December 31, 2002, our investments in real estate were comprised of seven limited partnerships, three of which were acquired in 2002. We acquired an interest in the Lend Lease ITC XXIII in March 2002 for $4.87 million, an interest in the WNC Institutional Tax Credit Fund X New York — Series 3 in August 2002 with an initial commitment of $577,000, and an interest in the WNC Institutional Tax Credit California Fund X — Series 2, with an initial contribution of $415,000 in September 2002, and an additional contribution of $122,000 in October 2002. The limited partnerships are formed for the purpose of investing in low income housing projects, which qualify for federal and/or state low income housing tax credits.

      As of December 31, 2002, investments in real estate increased $3.95 million to $21.68 million from $17.73 million at year-end 2001. During 2002, we recognized $2.04 million in net operating losses from the limited partnerships, compared to $2.26 million in net operating losses in 2001.

      The following table summarizes the composition of our investments in real estate as of the dates indicated:

			Carrying Amount

	Percentage of	Acquisition	December 31,	December 31,
	Ownership	Date	2002	2001

	(Dollars in thousands)
Las Brisas	49.5%	December 1993	$—	$—
Los Robles	99.0%	August 1995	386	386
California Corporate Tax Credit Fund III	32.5%	March 1999	11,128	12,426
Wilshire Courtyard	99.9%	May 1999	4,568	4,915
Lend Lease ITC XXIII	4.5%	March 2002	4,546	—
WNC Institutional Tax Credit Fund X New York — Series 3	4.2%	August 2002	529	—
WNC Institutional Tax Credit Fund X California — Series 2	6.0%	September 2002	521	—

			$21,678	$17,727

Deposits

      The Bank uses primarily customer deposits to fund its operations, and to a lesser extent borrowings in the form of securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank. The Bank deposits are generally obtained from residents within the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the Bank’s vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting time deposits from political subdivisions and public agencies. The Bank considers wholesale deposits to be an alternative borrowing source rather than a customer relationship, and as such, their levels are determined by management’s decisions as to the most economic funding sources. At December 31, 2002, the Bank had no brokered-deposits, and public deposits totaled $90.31 million or 3.90% of total deposits.

•	The Bank’s total deposits increased $192.30 million or 9.06% from $2.12 billion at year-end 2001 to $2.31 billion at December 31, 2002.

•	Core deposits increased $128.16 million or 10.68%. The increase in core deposits, defined as total deposits less time deposits of $100,000 or more, was attributable to increases of $42.40 million in non-interest bearing demand deposits, up 16.28%, to $302.83 million at year-end 2002 compared with $260.43 million at year-end 2001, NOW accounts and money market accounts, which increased by 13.66% or $37.21 million to $309.67 million at December 31, 2002, compared with $272.46 million at year-end 2001, savings accounts, which increased by $37.90 million to $290.23 million compared with

$252.32 million at year-end 2001, and time deposits under $100,000, which increased by 2.57% or $10.65 million to $425.14 million compared with $414.49 million at year-end 2001.

•	Time deposits of $100,000 or more (“Jumbo CDs”) increased $64.13 million or 6.95% to $986.79 million in 2002 compared with $922.65 million in 2001.

      The following table displays the deposit mix for the past three years:

Deposit Mix

	Year Ended December 31,

	2002		2001		2000

	Amount	Percentage	Amount	Percentage	Amount	Percentage

	(Dollars in thousands)
Demand	$302,828	13.08%	$260,427	12.27%	$221,805	11.82%
NOW accounts	148,085	6.40	135,650	6.39	125,647	6.70
Money market accounts	161,580	6.98	136,806	6.45	119,805	6.38
Savings deposits	290,226	12.54	252,322	11.89	231,761	12.35
Time deposits under $100	425,138	18.37	414,490	19.53	379,809	20.24
Time deposits of $100 or more	986,786	42.63	922,653	43.47	797,620	42.51

Total	$2,314,643	100.00%	$2,122,348	100.00%	$1,876,447	100.00%

      Average total deposits grew $199.20 million or 9.89% to $2.21 billion during 2002 compared with average total deposits of $2.01 billion in 2001.

•	Average core deposits increased $128.49 million or 11.31%.

•	Average Jumbo CDs increased $70.76 million or 8.07%.

      The following table displays average deposits and rates for the past five years:

Average Deposits and Rates

	2002		2001		2000		1999		1998

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Demand	$274,568	—%	$229,592	—%	$211,975	—%	$169,013	—%	$166,657	—%
NOW accounts	139,589	0.30	128,973	0.75	122,851	1.20	117,374	1.22	111,900	1.42
Money market accounts	154,414	0.99	129,629	1.74	112,817	2.32	99,628	1.59	99,833	2.11
Savings deposits	271,286	0.51	238,340	0.99	228,027	1.61	207,498	1.54	205,372	2.10
Time deposits	1,372,854	2.43	1,286,973	4.53	1,117,350	5.39	1,001,878	4.69	900,441	5.11

Total	$2,212,711	1.66%	$2,013,507	3.17%	$1,793,020	3.79%	$1,595,391	3.33%	$1,484,203	3.58%

      As interest rate spreads broadened between Jumbo CDs and other types of interest-bearing deposits under the prevailing interest rate environment, our Jumbo CD portfolio maintained faster growth than other types of deposits. Nevertheless, management considers our Jumbo CDs generally less volatile primarily due to the following reasons:

•	approximately 68.48% of the Bank’s Jumbo CDs have stayed with the Bank for more than two years;

•	the Jumbo CD portfolio continued to be diversified with 4,684 individual accounts averaging approximately $192,000 per account owned by 3,266 individual depositors as of January 14, 2003; and

•	this phenomenon of having a relatively higher percentage of Jumbo CDs to total deposits exists in most of the Asian American banks in our California market due to the fact that the customers in this market tend to have a higher savings rate.

      Management continues to monitor the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the patrons the Bank is servicing. To discourage the concentration in Jumbo CDs, management has continued to make efforts in the following areas:

•	to offer only retail interest rates on Jumbo CDs;

•	to offer new transaction-based products, such as the tiered money market deposits;

•	to promote transaction-based products from time to time, such as demand deposits; and

•	to seek to diversify the customer base by branch expansion and/or acquisition as opportunities arise.

      Almost 87.94% of our Jumbo CDs mature within one year as of year-end 2002. The following tables display time deposits of $100,000 or more by maturity and time deposits with remaining term of more than one year at December 31, 2002:

Time Deposits of $100,000 or More by Maturity

At December 31,
2002

(In thousands)
Less than three months	$393,032
Three to six months	270,500
Six to twelve months	204,249
Over one year	119,005

Total	$986,786

Maturities of Time Deposits with a Remaining Term

of More Than One Year for Each
of the Five Years Following December 31, 2002

(In thousands)

2003	$146,464
2004	78,779
2005	616
2006	402
2007	82

Borrowings

      Borrowings include securities sold under agreements to repurchase (“reverse repurchase agreements”), federal funds purchased, and funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco.

      Securities sold under agreements to repurchase at December 31, 2002, equaled $28.50 million, an increase of $6.39 million or 28.88% from $22.11 million at December 31, 2001. The weighted-average interest rate during 2002 was 3.08% compared to 3.51% during 2001. The underlying collateral pledged for the repurchase agreement consists of a U.S. government agency security with a carrying value of $29,972,000, and a fair value of $31,172,000 as of December 31, 2002, which is held by a custodian, and maintained under the Company’s control. The $28.50 million balance at year-end was comprised of a reverse repurchase agreement obtained in January 2002, which is long-term, and will mature in January 2004. The table below provides comparative data for securities sold under agreements to repurchase:

	December 31,

	2002	2001	2000

	(In thousands)
Average amount outstanding during the year(1)	$30,784	$34,799	$70,701
Maximum amount outstanding at month-end(2)	48,150	55,412	110,145
Balances, December 31	28,500	22,114	68,173
Rate at year-end	3.29%	1.01%	6.09%
Weighted average interest rate for the year	3.08%	3.51%	6.25%

(1)	Average balances were computed using daily averages.

(2)	Highest month-end balances were January in 2002, February 2001, and October 2000.

      Advances from the Federal Home Loan Bank of San Francisco (“FHLB”) amounted to $50.00 million at December 31, 2002, and $30.00 million at December 31, 2001. Of the Bank’s $50.00 million in FHLB advances outstanding at December 31, 2002, $10.00 million bearing interest at 4.90% was obtained in 1998 and matures on October 28, 2003, $20.00 million bearing interest at 3.48% was obtained in 2002 and matures on February 27, 2004, and $20.00 million bearing interest at 5.45% was obtained in 2001 and matures on March 21, 2005. These advances are non-callable with fixed interest rates.

Capital Resources

Stockholders’ Equity

      We obtain capital primarily from retained earnings and to a lesser extent, the issuance of additional common stock through our Dividend Reinvestment Plan and options exercised. Stockholders’ equity of $287.96 million was up $41.95 million or 17.05% compared to $246.01 million at December 31, 2001. Our stockholders’ equity equaled 10.46% of total assets at December 31, 2002, compared 10.03% of total assets at year-end 2001. The increase of $41.95 million or 17.05% in stockholders’ equity was due to the following:

•	an addition of $48.70 million from net income less payments of dividends on common stock of $9.80 million;

•	an increase of $2.34 million from issuance of additional common shares through the Dividend Reinvestment Plan and proceeds from exercise of stock options less the purchase of 27,500 shares of treasury stock during 2002, at an average price of $34.37, totaling $945,000;

•	an increase of $1.66 million in accumulated other comprehensive income, including:

•	a favorable difference of $1.33 million in the net unrealized holding gains on securities available-for-sale, net of tax; and

•	an increase of $326,000 from unrealized gains on cash flow hedging derivatives, net of tax.

      On March 22, 2002, our Board of Directors approved and announced a two-for-one stock split of the Company’s common stock, in the form of a 100% stock dividend, payable May 9, 2002, to stockholders of record on April 19, 2002. The Board of Directors also approved a 12% increase in the quarterly cash dividend from 12.5 cents per share to 14 cents per share on a post-split basis, payable April 16, 2002, to stockholders of record on April 1, 2002.

      On a post-split basis, we declared cash dividends of 12.5 cents per common share in January 2002 on 17,957,736 shares outstanding, cash dividends of 14 cents in April 2002 on 17,973,720 shares outstanding, cash dividends of 14 cents in July 2002 on 18,001,002 shares outstanding, and cash dividends of 14 cents in October 2002 on 18,006,544 shares outstanding. Total cash dividends paid in 2002 amounted to $9.80 million.

      On April 6, 2001, the Board of Directors approved a stock repurchase program of up to $15 million of our common stock. The Company intends to repurchase shares under the program, from time to time, in the open market or through negotiated purchases, under conditions which allow such repurchases to be accretive to earnings, while maintaining capital ratios that exceed the guidelines for a “well capitalized” financial institution. During 2002 and on a post-split basis, the Company repurchased 27,500 shares at an average price of $34.37 per share. On a post-split basis, cumulatively through December 31, 2002, the Company has repurchased 305,300 shares of our common stock for $8.29 million.

      On February 19, 1998, our Board of Directors adopted an “Equity Incentive Plan” (“the Plan”) which was approved by stockholders at the April 20, 1998, Annual Meeting of Stockholders. The Plan will expire on February 18, 2008. The following information is provided on a post-split basis:

•	On September 17, 1998, we granted 90,000 shares of common stock options with an exercise price of $16.50 per share to eligible senior officers and directors.

•	On January 20, 2000, we granted 110,000 shares of common stock options with an exercise price of $21.25 per share to eligible officers and directors.

•	On January 18, 2001, we granted 111,000 shares, and on March 15, 2001, we granted 1,800 shares of common stock options with an exercise price of $30.10 per share to eligible officers and directors.

•	On February 21, 2002, we granted 113,440 shares of common stock options with an exercise price of $32.55 per share to eligible officers and directors.

•	On January, 16, 2003, we granted 215,000 shares of common stock options with an exercise price of $39.85 per share to eligible officers and directors.

      Management seeks to retain the Company’s capital at a level sufficient to support future growth, to protect depositors and stockholders, to absorb any unanticipated losses and to comply with various regulatory requirements.

      Under California State banking law, the Bank may not pay a cash dividend, without regulatory approval, which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. The amount of retained earnings available for cash dividends as of December 31, 2002, is restricted to approximately $103,076,000 under this regulation.

Capital Adequacy

      Management seeks to retain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

      The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At year-end 2002, Tier 1 risk-based capital ratio of 11.93%, total risk-based capital ratio of 13.01%, and Tier 1 leverage capital ratio of 10.11%, continued to place the Company in the “well capitalized” category, which is defined as institutions with Tier 1 risk-based capital ratio equal to or greater than six percent, Tier 1 leverage capital ratio equal to or greater than five percent, and total risk-based capital ratio equal to or greater than ten percent. The comparable ratios for 2001 were Tier 1 risk-based capital ratio of 11.15%, total risk-based capital ratio of 12.30%, and Tier 1 leverage capital ratio of 9.48%.

      A table displaying the Company and the Bank’s capital and leverage ratios at year-end 2002 and 2001 is included in Note 10 to the Consolidated Financial Statements.

Risk Elements of the Loan Portfolio

     Non-performing Assets

      Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, and other real estate owned. The Company’s policy is to place loans on a non-accrual status if interest and principal or either interest or principal is past due 90 days or more, or in cases where management deems the full collection of principal and interest unlikely. After a loan is placed on non-accrual status, any interest accrued in the previous three months is generally reversed against current income. Thereafter, any payment is generally first applied towards the principal balance. Depending on the circumstances, management may elect to continue the accrual of interest on certain past due loans if partial payment is received and/or the loan is well collateralized and in the process of collection. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

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

      Our non-performing assets decreased $2.24 million or 23.59% to $7.25 million at year-end 2002 compared to $9.48 million at year-end 2001. The decrease was due to a combination of the following:

•	An increase of $1.78 million in loans past due 90 days or more and still accruing interest;

•	A decrease of $3.11 million in non-accrual loans; and

•	A decrease of $902,000 in other real estate owned.

      As a percentage of gross loans plus other real estate owned, our non-performing assets decreased to 0.39% at year-end 2002 from 0.57% at year-end 2001. The non-performing loan coverage ratio, defined as the allowance for loan losses to non-performing loans, increased to 372.31% at year-end 2002, which was higher than that of 302.42% at year-end 2001. The increase was primarily due to the reduction of $3.11 million in non-accrual loans. On January 3, 2003, one accruing commercial mortgage loan past due 90 days or more, in the amount of $1.10 million was paid off, and on January 31, 2003, one non-accrual construction loan in the amount of $1.66 million was paid off.

      The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Accruing loans past due 90 days or more	$2,468	$689	$589	$3,724	$4,683
Non-accrual loans	4,124	7,238	14,696	13,696	13,090

Total non-performing loans	6,592	7,927	15,285	17,420	17,773

Real estate acquired in foreclosure	653	1,555	5,174	4,337	10,454

Total non-performing assets	$7,245	$9,482	$20,459	$21,757	$28,227

Troubled debt restructurings(1)	$5,266	$4,474	$4,531	$4,581	$4,642
Non-performing assets as a percentage of gross loans and other real estate owned at year-end	0.39%	0.57%	1.39%	1.71%	2.85%
Allowance for loan losses as a percentage of non- performing loans	372.31%	302.42%	143.72%	111.95%	89.86%

(1)	Troubled debt restructurings are accruing interest at their restructured terms.

      The effect of non-accrual loans and troubled debt restructurings on interest income for the past five years is presented below:

	2002	2001	2000	1999	1998

	(In thousands)
Non-accrual Loans
Contractual interest due	$321	$823	$1,408	$1,396	$1,395
Interest recognized	34	96	627	234	112

Net interest foregone	$287	$727	$781	$1,162	$1,283

	2002	2001	2000	1999	1998

	(In thousands)
Troubled Debt Restructurings
Contractual interest due	$338	$409	$422	$429	$421
Interest recognized	258	370	407	414	412

Net interest foregone	$80	$39	$15	$15	$9

     Non-accrual loans

      Non-accrual loans were $4.12 million at year-end 2002 and $7.24 million at year-end 2001. Non-accrual loans at December 31, 2002, consisted mainly of thirteen commercial loans totaling $1.93 million, one construction loan totaling $1.66 million, two commercial mortgage loans totaling $254,000, and three residential mortgage loans totaling $264,000. The comparable numbers for 2001 were $4.85 million in sixteen commercial loans, $1.82 million on one construction loan, $374,000 in two commercial mortgage loans, and $189,000 in two residential mortgage loans. On January 31, 2003, one non-accrual construction loan in the amount of $1.66 million was paid off.

      The following tables present the type of properties securing the loans and the type of businesses the borrowers engaged in under commercial mortgage and commercial non-accrual loan categories as of the dates indicated:

	December 31, 2002			December 31, 2001

	Real			Real
	Estate(1)	Commercial	Other	Estate(1)	Commercial	Other

	(In thousands)
Type of Collateral
Single/ multi-family residence	$386	$117	$—	$441	$266	$—
Commercial real estate	132	1,099	—	122	839	—
Land	1,658	425	—	1,821	—	—
UCC	—	278	—	—	3,647	—
Other	—	—	17	—	—	—
Unsecured	—	9	3	—	102	—

Total	$2,176	$1,928	$20	$2,384	$4,854	$—

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

	December 31, 2002			December 31, 2001

	Real			Real
	Estate(1)	Commercial	Other	Estate(1)	Commercial	Other

	(In thousands)
Type of Business
Real estate development	$1,658	$96	$—	$1,821	$27	$—
Wholesale/ Retail	—	1,557	—	122	3,421	—
Food/ Restaurant	—	13	—	—	701	—
Import	—	127	—	—	400	—
Investments	—	—	—	—	—	—
Other	518	135	20	441	305	—

Total	$2,176	$1,928	$20	$2,384	$4,854	$—

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

Commercial mortgage, real estate construction, and residential mortgage non-accrual loans

•	$1.66 million of the balance represented one credit secured by first trust deed on land, which paid off on January 31, 2003.

•	The remaining balance of $518,000 consisted of two credits secured by first trust deeds on one single-family-residence and on one commercial property.

Commercial non-accrual loans

•	UCC-1 filings, mainly accounts receivable and inventories, secured five loans totaling $278,000.

•	The balance of $1.65 million consisted of six credits secured primarily by first trust deeds on multi-family-residences or commercial buildings and warehouses, and one unsecured credit.

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

      Troubled debt restructurings, including those on non-accrual status, increased $1.93 million to $6.40 million at December 31, 2002, compared to $4.47 million at December 31, 2001. At December 31, 2002, all trouble debt restructured loans were performing under their revised terms, except for two credits totaling $1.13 million, which were not delinquent, but management choose to placed both credits on non-accrual status, due to credit concerns. These two credits are included with other non-accrual loans. The increase from year-end 2001 was primarily due two credits totaling $5.35 million that were restructured during the year, partially offset by credits that paid-off during the year or were performing for an extended period of time and removed from troubled debt restructured classification.

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

      We identified impaired loans with a recorded investment of $19.59 million at year-end 2002, compared to $19.35 million at year-end 2001. The average balance of impaired loans was $24.76 million in 2002 and $23.47 million in 2001. Interest collected on impaired loans totaled $1.22 million in 2002, and $959,000 in 2001. On January 31, 2003, one impaired construction loan on non-accrual status, with a recorded investment of $1.66 million, was paid off.

      The following tables present a breakdown of impaired loans and the related allowances as of the dates indicated:

	At December 31, 2002			At December 31, 2001

	Recorded		Net	Recorded		Net
	Investment	Allowance	Balance	Investment	Allowance	Balance

	(In thousands)
Commercial	$3,883	$629	$3,254	$6,924	$2,143	$4,781
Real Estate(1)	15,707	2,356	13,351	12,426	1,764	10,662
Other	1	1	—	—	—	—

Total	$19,591	$2,986	$16,605	$19,350	$3,907	$15,443

(1)	Real Estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

      In addition, accruing loans past due 90 days or more had an outstanding balance of $2.50 million at year-end 2002 compared with $689,000 at year-end 2001. On January 3, 2003, one accruing commercial mortgage loan past due 90 days or more, with a recorded investment of $1.10 million, was paid off.

     Loan Concentration

      We experienced no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of December 31, 2002.

      See “Factors That May Affect Future Results” below for a discussion of some of the factors that may affect the matters discussed in this Section.

     Allowance for Loan Losses

      The Bank’s management is committed to managing the risk in its loan portfolio by maintaining the allowance for loan losses at a level that is considered to be equal to the estimated and known risks in the loan portfolio. With a risk management objective, the Bank’s management has an established monitoring system that is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy level of the allowance for loan losses in a timely manner.

      In addition, our Board of Directors has established a written loan policy that includes an effective loan review and control system to ensure that the Bank maintains an adequate allowance for loan losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and judge that it is adequate to absorb estimated losses in the loan portfolio. The determination of the amounts of the allowance for loan losses and the provision for loan losses is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectibility when determining the appropriate level for the allowance for loan losses. The nature of the process by which the Bank determines the appropriate allowance for loan losses requires the exercise of considerable judgment. Additions to the allowance for loan losses are increased by charges to the provision for loan losses. Identified credit exposures that are determined to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for loan losses. A sustained weakness or further weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses in future periods. See “Factors That May Affect Future Results,” in this Annual Report on Form 10-K, for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

      The following table sets forth the information relating to the allowance for loan losses, charge-offs, and recoveries for the past five years:

Allowance for Loan Losses

	Amount Outstanding as of December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Balance at beginning of year	$23,973	$21,967	$19,502	$15,970	$15,379
Provision for loan losses	6,000	6,373	4,200	4,200	3,600
Loans charged-off	(5,976)	(4,663)	(1,905)	(1,731)	(3,519)
Recoveries of charged-off loans	546	296	170	1,063	510

Balance at end of year	$24,543	$23,973	$21,967	$19,502	$15,970

Average net loans outstanding during year ended	$1,724,796	$1,519,548	$1,313,177	$1,088,578	$907,639
Ratio of net charge-offs to average net loans outstanding during the year	0.31%	0.29%	0.13%	0.06%	0.33%
Provision for loan losses to average net loans outstanding during the year	0.35%	0.42%	0.32%	0.39%	0.40%
Allowance to non-performing loans at year-end	372.31%	302.42%	143.72%	111.95%	89.86%
Allowance to gross loans at year-end	1.31%	1.44%	1.50%	1.54%	1.63%

      Commercial loans accounted for $5.66 million in charge-offs during 2002, primarily as a result of one credit totaling $3.62 million that was identified and reported as a non-accrual loan during the first quarter 2002. The charge-off of this credit was a direct result of the borrower’s filing a petition for protection under a Chapter 7 Bankruptcy. During 2002, total charge-offs equaled $5.98 million, an increase of $1.31 million or 28.16% over total charge-offs of $4.66 million in 2001. Net charge-offs for 2002 amounted to $5.43 million or 0.31% of average net loans outstanding at December 31, 2002. By comparison, the total net charge-offs for 2001 were $4.37 million, or 0.29% of average net loans outstanding.

      The following tables summarizes loan charge-off and recovery activity by loan type in the allowance for loan losses for the years indicated:

Loan Charged-off by Loan Type

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Commercial loans	$5,663	$3,465	$537	$1,116	$2,394
Percentage of total commercial loans(1)	1.00%	0.68%	0.12%	0.28%	0.65%

Real estate loans(2)	$163	$1,080	$1,066	$388	$873
Percentage of total real estate loans(1)	0.01%	0.09%	0.11%	0.05%	0.15%

Installment and other loans	$150	$118	$302	$227	$252
Percentage of total installment and other loans(1)	0.94%	0.56%	1.09%	0.88%	0.86%

Total loans charged-off	$5,976	$4,663	$1,905	$1,731	$3,519

(1)	Percentages were calculated based on year-end balances.

(2)	Real estate loans include commercial mortgage loans, real estate construction loans, and residential mortgage loans.

Recoveries by Loan Type

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Commercial loans	$242	$196	$74	$761	$188
Real estate loans(1)	268	11	3	181	280
Installment and other loans	36	89	93	121	42

Total	$546	$296	$170	$1,063	$510

(1)	Real estate loans include commercial mortgage loans, real estate construction loans, and residential mortgage loans.

      Our allowance for loan losses consists of the following:

•	Specific allowance: For impaired loans, we provide specific allowances based on an evaluation of impairment, and for each criticized loan, we allocate a portion of the general allowance to each loan based on a loss percentage assigned. The percentage assigned depends on a number of factors including loan classification, the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral, charge-off history, management’s knowledge of the portfolio and general economic conditions.

•	General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and by identifying risk characteristics that are common to the groups of loans. The allowance is provided to each segmented group based on the group’s historical loan loss experience, the trends in delinquency, and non-accrual, and other significant factors, such as national and local economy, trends and conditions, strength of management and loan staff, underwriting standards and the concentration of credit.

      The total allowance for loan losses consists of the above two components: specific and general. To determine the adequacy of the allowance in each of these two components, the Bank employs two primary methodologies, the classification migration and the individual loan review analysis methodology. These methodologies support the basis for determining allocations between the various loan categories and the overall adequacy of the Bank’s allowance to provide for probable losses inherent in the loan portfolio. These methodologies are further supported by additional analysis of relevant factors such as the historical losses in the portfolio, trends in the non-performing/non-accrual loans, loan delinquencies, the volume of the portfolio, peer group comparisons, and federal regulatory policy for loan and lease losses. Other significant factors of portfolio analysis include changes in lending policies/underwriting standards, portfolio composition, and concentrations of credit, and trends in the national and local economy.

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

      The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

Allocation of Allowance for Loan Losses

	As of December 31,

	2002		2001		2000		1999		1998

		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
		Loans in Each		Loans in Each		Loans in Each		Loans in Each		Loans in Each
		Category		Category		Category		Category		Category
		to Average		to Average		to Average		to Average		to Average
	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans

	(Dollars in thousands)
Type of Loans:
Commercial loans	$11,812	29.73%	$11,504	29.61%	$10,231	30.00%	$8,546	35.06%	$7,468	38.58%
Residential mortgage loans	1,466	13.26	2,181	14.86	808	15.61	1,743	18.15	1,901	18.46
Commercial mortgage loans	8,458	47.25	7,702	42.19	8,564	45.25	7,781	39.95	5,815	35.16
Real estate construction loans	2,610	8.80	2,386	11.73	1,855	7.11	843	4.30	365	4.77
Installment loans	181	0.92	197	1.57	380	1.99	464	2.46	414	2.98
Other loans	16	0.04	3	0.04	129	0.04	125	0.08	7	0.05

Total	$24,543	100.00%	$23,973	100.00%	$21,967	100.00%	$19,502	100.00%	$15,970	100.00%

      Total commercial loans have grown from $506.13 million at year-end 2001 to $563.68 million at year-end 2002, with the large portion of this growth being in asset-based lending category, including the issuance of letters of credit through the Bank’s International Department. While this segment has been steadily growing (with the exception of the first quarter of 2002), the growth rate has been slower during the fourth quarter with a continued sluggish economic recovery as evidenced by an $11.39 million increase during the fourth quarter of 2002 compared with $21.68 million growth during the third quarter of 2002. Delinquencies over 90 days in this segment correspondingly peaked in the fourth quarter of 2001, at $15.28 million, before trending downward to $9.44 million by year-end 2002, as the growth rate subsided. Allocated allowances increased slightly from $11.50 million at year-end 2001, to $11.81 million at year-end 2002, after applying loan charge-offs of $5.66 million during 2002. However, in view of the recent losses experienced by the Bank in the asset-based lending category, management has deemed it prudent to increase the minimum loss rate allocation to 2.25% as compared to the 2.20% on September 30, 2002, since there is a certain degree of continued economic sluggishness and uncertainty in the direction of the economy.

      Residential mortgage loans decreased to $231.37 million at December 31, 2002, from $235.91 million at year-end 2001, after rising to $232.22 million at September 30, 2002, based on a 1% growth level in originations, and based on usually low interest rates during the third quarter and fourth quarter from rate sensitive borrowers. While delinquencies over 90 days have been trending downward from the fourth quarter of 2001, rising unemployment in a sluggish early stage economic recovery in the fourth quarter of 2002, has caused a corresponding $1.53 million rise in delinquency in the fourth quarter of 2002, compared with $880,000 at the end of the third quarter 2002. Even though actual charge-offs have not occurred in this segment over the last year, management has nevertheless determined that it is prudent to allocate an allowance for $1.47 million at year-end 2002 in this loan category, in view of the current origination volume and the rise in credit risks associated with increases in unemployment during a sluggish recovery in the economy.

      Commercial mortgage loans grew 27.77% or $205.01 million during 2002 while the allowance allocation increased $756,000 or approximately 9.82% to a level of $8.46 million from $7.70 million in 2001. Most of the growth in this loan segment during 2002 took place in the third and fourth quarters, and was primarily a direct result of unusually low interest rates to rate sensitive borrowers. Although the volume has increased, there has been no concentration of hotels or motels, but has consisted primarily of shopping centers, commercial office buildings, warehouses, apartment structures, and represents approximately 50.25% of the Bank’s gross loans. Delinquencies over 90 days in this loan segment have ranged from a high of $11.19 million in the first quarter of 2002, to a low of $3.33 million in the second quarter of 2002, with an average delinquent amount of $7.26 million. Total delinquency in this segment rose to $9.73 million in the fourth quarter 2002, but was 8.87% below the year-end 2001 total of $10.68 million. Within this delinquency aggregate, 90+ day delinquent accounts have fallen from $2.83 million at March 31, 2002, to $443,000 at December 31, 2002, a substantial decrease, while non-accrual loans have also decreased from $374,000 at year-end 2001, to $254,000 by the end of 2002. Loan losses have been nominal during the last nine quarters despite the variance in delinquencies. However, management expects that the debt service capability of borrowers during 2003 will depend to some degree on the direction of the economy, which, thus far, has shown only a gradual recovery from the recent recession. Because of the increased volume in this loan segment coupled with a sluggish recovery, and an uncertain degree of impact on the real estate variables (such as appreciation, rate sensitivity, debt service capability, and long-term profitability) that drive these types of loans, management has reached the conclusion to increase the allowance in this segment by a prevailing minimum risk factor allocation rate.

      Unlike the commercial mortgage loans, the outstanding construction loans have continued to decrease in 2002, and as of the fourth quarter the balance of this segment was $122.77 million compared to $166.42 million at year-end 2001. Delinquency over 90 days in this segment has correspondingly decreased from $11.49 million at year-end 2001, to $3.97 million by the fourth quarter 2002, with the reduction in loan volume and the resolution of two of four major delinquent loans. Non-accrual loans also moved downward from the 2001 level of $1.82 million to $1.66 million. However, even though the loan volume and delinquency have decreased, the allocated allowances have remained approximately $2.61 million for the last two consecutive quarters of 2002. While the allowance has decreased from the first quarter of 2002, the Bank believes it to be prudent to hold the present level of allocation based on the inherent risk nature in this loan segment. More specifically, the primary rationale by the Bank’s management for not correspondingly decreasing the allowances as of year-end 2002 in this loan segment is based upon the longer-term higher risk nature of construction projects that have the potential of exceeding the projected interest reserves. Thus far, management has not observed borrowers encountering above normal difficulty in obtaining permanent takeout financing, sizable concentration of commercial office building loans, and an increased number of extensions to the borrower for completion of construction. Management believes that the risk allocation for the construction portfolio should be viewed from a longer economic view given the current weak leasing market for office buildings in Southern and Northern California.

      Allocated allowances for installment and consumer loans have been gradually declining as the total loan volume in this segment has declined from $20.32 million at year-end 2001 to $15.57 million at year-end 2002. The Bank has not actively competed for this type of loan, but has provided such loans, when necessary, as an accommodation to Bank customers. Delinquencies over 90 days have moved downward nominally from $122,000 at year-end 2001 to $22,000 at year-end 2002. Loans delinquent over 90 days have been eliminated for the last two quarters of 2002. Loans on non-accrual have been nominal throughout 2001 and 2002. Similarly, the charged-off loans have also been nominal with the decreasing loan volume. Management has therefore correspondingly continued to move the allocated allowances downward with the decrease in loan volume from $197,000 at year-end 2001 to the present level of $181,000 at year-end 2002.

      Allowances for other risks of probable loan losses that amounted to $2.06 million as of December 31, 2002, compared to $1.67 million as of December 31, 2001 have been included in the allocations above. The components of the other risks that have a potential of affecting the Bank’s portfolio are comprised of two basic elements. First, the Bank has set aside funds to cover the risk factors of a recessionary state of the national economy and the uncertain economic forecast in the short-run. Thus far, the government’s efforts to stimulate the economy through various monetary policies such as tax cuts and aggressive lowering of interest rates over the last one and three-quarter years have only resulted in the early stage of a sluggishly uncertain recovery as evidenced by eroding consumer confidence, weak demand for non-durables, and the lack of business investment. The September 11th event and the current corporate scandals in various large companies and discussions of probable war against Iraq have clouded the economic outlook instead of giving clear visibility to the direction of the economy. The economy could experience a second downturn and companies will not be able to avoid further substantial short falls in sales and earnings, business closures and downsizing, which will result in increased risk to the Bank’s portfolio. The second component of other portfolio risk is the potential errors in loan classification and review methodologies. Based on these two above components of other risks, management has increased the allocation of the allowance. Also, see “Factors That May Affect Future Results,” in this Annual Report on Form 10-K, for additional factors that could cause actual results to differ materially from forward-looking statements, or historical performance.

Liquidity

      Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased and securities sold under agreements to repurchase and advances from FHLB. At year-end 2002, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) decreased slightly to 29.14%, compared to 30.76% at year-end 2001.

      To supplement its liquidity needs, the Bank maintains a total credit line of $52.50 million for federal funds with three correspondent banks, and master agreements with six brokerage firms whereby up to $280.00 million would be available through the sale of securities subject to repurchase. The Bank is also a shareholder of the FHLB, which enables the Bank to have access to lower cost FHLB financing when necessary. At December 31, 2002, the Bank had a total approved credit line with the FHLB of San Francisco totaling $643.63 million. The total credit outstanding with the FHLB of San Francisco at December 31, 2002, was $50.00 million. These advances are non-callable and bear fixed interest rates, with $10.00 million maturing in 2003, $20.00 million maturing in 2004, and $20.00 million maturing in 2005. These borrowings are secured by residential mortgages. “See Note 8 to the Consolidated Financial Statements.”

      Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase and securities available-for-sale. At December 31, 2002, such assets at fair value totaled $267.27 million, with $105.91 million pledged as collateral for borrowings and other commitments. The remaining $161.36 million was available as additional liquidity, of which $142.36 was AFS securities, available to be pledged as collateral for additional borrowings.

      We had a significant portion of our time deposits maturing within one year or less as of December 31, 2002. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

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

      Also, see Note 11 Commitments and Contingencies of the Notes to Consolidated Financial Statements, in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed annually for impairment. Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Any impairment loss is measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company adopted SFAS No. 142 effective January 1, 2002. Upon adoption, the Company discontinued the amortization of goodwill and reclassified $2.33 million from goodwill to core deposit intangible, which is classified under other assets in the Statements of Financial Condition. The Company also reassessed the useful lives and residual value of all intangible assets acquired in purchase business combinations, and tested goodwill for impairment, and found no impairment.

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For long-lived assets to be held and used, SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a “primary-asset” approach to determine the cash flow estimation period. For long-lived assets to be disposed of by sale, SFAS No. 144 retains the requirements of SFAS No. 121 to measure a long-lived asset classified as held-for-sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held-for-sale, prohibits retroactive reclassification of the asset as held-for-sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from “held-for-sale” to “held-and-used.” The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002. Adoption of SFAS No. 144 did not have any impact on the results of operations or financial condition of the Company.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds the SFAS No. 4 requirement that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Henceforth, those gains and losses from extinguishment of debt are to be classified in accordance with the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 64, which amended SFAS No. 4, is no longer necessary with the rescission of SFAS No. 4. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements for periods beginning after May 15, 2002, and earlier adoption is recommended. The Company adopted SFAS No. 145 effective May 15, 2002. Adoption of SFAS No. 145 did not have any impact on the results of operations or financial condition of the Company.

      In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event leaves the company little or no discretion to avoid transferring or using the assets in the future. Previous accounting guidance was provided by the Emerging

Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did have a material impact on the Company’s results of operations or financial condition.

      In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 is an amendment of FASB statements No. 72 and 144 and FASB Interpretation No. 9. The Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. It also provides guidance on the accounting for the impairment or disposal of acquired long-term customer relationship intangible assets. The provisions in paragraph 5 of this Statement are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of this statement had no impact on the Company.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to the consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

      As of December 31, 2002, the Company owned interests in two limited partnerships, for which it is reasonably possible that the limited partnerships may be construed to be variable interest entities subject to consolidation under Interpretation No. 46. Both of these investments were formed for the purpose of investing in low-income housing projects, which qualify for federal low-income housing tax credits and/or California tax credits, and at December 31, 2002, the carrying amount of those investments in real estate was $4.95 million. As of December 31, 2002, the Company had fully satisfied all capital commitments required under these two investments in real estate, and in addition, under the terms of both limited partnership agreements, the Company is not liable for the debts, liabilities, contracts, or any other obligation of these limited partnerships. Application of Interpretation No. 46 for the Company will be the third quarter of 2003. The Company has not completed its analysis to determine the impact to the Company in adopting the application of Interpretation No. 46. However, the Company expects that the adoption will not have a material impact on the Company’s results of operations or financial position.

Factors That May Affect Future Results

The Allowance for Loan Losses is an Estimate of Estimable and Probable Loan Losses. Actual Loan Losses in Excess of the Estimate Could Adversely Affect Our Net Income and Capital.

      The allowance for loan losses is based on management’s estimate of the estimable and probable losses from our loan portfolio. If actual losses exceed the estimate, the excess losses could adversely affect our net income and capital. Such excess could also lead to larger allowances for loan losses in future periods, which could in turn adversely affect net income and capital in those periods. Management believes that the allowance for loan losses at December 31, 2002, is adequate to cover estimable and probable losses from its loan portfolio as of that date. If economic conditions differ substantially from the assumptions used in the estimate or adverse developments arise with respect to our loans, future losses may occur, and increases in the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance. These agencies may require us to establish additional allowances based on their judgment of the information available at the time of their examinations. No assurance can be given that we will not sustain loan losses in excess of present or future levels of the allowance for loan losses.

Fluctuations in Interest Rates Could Adversely Affect Our Business.

      The interest rate risk inherent in our lending, investing, and deposit taking activities is a significant market risk to us and our business. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates, events over which we have no control, may have an adverse effect on net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. Increases in interest rates may adversely affect the ability of our floating rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs.

      Generally, the interest rates on interest-earning assets and interest-bearing liabilities of the Company do not change at the same rate, to the same extent, or on the same basis. Even assets and liabilities with similar maturities or periods of repricing may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. Certain assets, such as fixed and adjustable rate mortgage loans, have features that limit changes in interest rates on a short-term basis and over the life of the asset.

      We seek to minimize the adverse effects of changes in interest rates by structuring our asset-liability composition to obtain the maximum spread. We use interest rate sensitivity analysis and a simulation model to assist us in estimating the optimal asset-liability composition. However, such management tools have inherent limitations that impair their effectiveness. There can be no assurance that we will be successful in minimizing the adverse effects of changes in interest rates. See also “Risks Elements of the Loan Portfolio” and “Market Risk.”

Inflation May Adversely Affect Our Financial Performance.

      The consolidated financial statements and related financial data presented in this report have been prepared in accordance with accounting principles generally accepted in the United States. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

As We Expand Our Business Outside of California Markets, We Will Encounter Risks That Could Adversely Affect Us.

      We primarily operate in California markets with a concentration of Chinese American individuals and businesses; however, one of our strategies is to expand beyond California into other domestic markets that have concentrations of Chinese American individuals and businesses. We began this expansion with the acquisition of certain assets and assumptions of certain liabilities from Golden City Commercial Bank in New York in 1999 and the opening of the Houston loan production office in Texas, which was subsequently converted into a full-service branch in 2000. In addition, on October 5, 2001, we opened a new branch in Union City, Northern California. In 2002, we opened a new branch in Brooklyn, New York City, and one in Sacramento, California. In addition, with China’s accession into the World Trade Organization and its increasing importance in the world economy, we opened a representative office in Shanghai, China. In the course of this expansion, we will encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased operational difficulties arising from, among other things, our ability to attract sufficient business in new markets, to manage operations in noncontiguous market areas, and to anticipate events or differences in markets in which we have no current experience.

      To the extent that we expand through acquisitions, such acquisitions may also adversely harm our business, if we fail to adequately address the financial and operational risks associated with such acquisitions. For example, risks can include difficulties in assimilating the operations, technology and personnel of the acquired company; diversion of management’s attention from other business concerns; inability to maintain uniform standards, controls, procedures and policies; potentially dilutive issuances of equity securities; incurrence of additional debt and contingent liabilities; use of cash resources; large write-offs; and amortization expenses related to other intangible assets with finite lives.

The Company Could Be Adversely Affected by Potential Changes in California Tax Law and Delays in Implementation of Its Strategy.

      Our effective income tax rate was lower in 2002, 2001, and 2000 due in large part to income tax benefits derived from a registered investment company subsidiary of the Bank. We had relied on the California tax law related to registered investment companies and on an outside tax opinion. In January 2002, a change to that law was proposed that would have denied these tax benefits retroactively for the earlier years, as well as prospectively for future years. This proposed change was not enacted, but another proposal was recently introduced in the California Legislature, which would deny such tax benefits from and after January 1, 2003.

      In December, 2002, we decided to deregister the registered investment company and, in January, 2003, we applied to the Securities and Exchange Commission for such deregistration. Also in January, 2003, as an alternative to the registered investment company, we applied for regulatory approval to create a real estate investment trust. We received such regulatory approval in February, 2003, and have started operating the real estate investment trust and building up its assets. While the real estate investment trust should provide some tax benefits in 2003, our effective income tax rate for 2003 is expected to be higher than the rate in the past few years. The actual rate for 2003 will depend to some extent on the timing of the build up in the asset levels of the trust, as well as on the interest rate and regulatory environment.

Adverse Economic Conditions in California and Other Regions Where the Bank Has Operations, Could Cause Us to Incur Losses.

      Our banking operations are concentrated primarily in Southern and Northern California, and secondarily in Nevada, Texas, and New York. Adverse economic conditions in these regions could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, and erode the value of loan collateral, such as, the currently unknown impact of the California budged deficit. These events could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us.

      Real estate securing our lending activities is also principally located in Southern and Northern California, and to a lesser extent, in Houston, Texas, and New York City. The value of such collateral depends upon conditions in the relevant real estate markets. These include general or local economic conditions and neighborhood characteristics, real estate tax rates, the cost of operating the properties, governmental regulations and fiscal policies, acts of nature including earthquakes, flood and hurricanes (which may result in uninsured losses), and other factors beyond our control.

The Risks Inherent in Construction Lending May Adversely Affect Our Net Income.

      The risk inherent in construction lending may adversely affect our net income. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because such properties have no operating history. In these loans, loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to completion of construction, and the estimated operating cash flow to be generated by the completed project. There is no assurance that such properties will be sold or leased so as to generate the cash flow anticipated by the borrower. Such consideration can affect the borrowers’ ability to repay their obligations to us and the value of our security interest in collateral.

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

We Face Substantial Competition From Larger Competitors.

      We face substantial competition for deposits and loans, as well as other banking services, throughout our market area from the major banks and financial institutions that dominate the commercial banking industry. This may cause our cost of funds to exceed that of our competitors. Such banks and financial institutions have greater resources than us, including the ability to finance advertising campaigns and allocate their investment assets to regions of higher yield and demand. By virtue of their larger capital bases, such institutions have substantially greater lending limits than us and perform certain functions, including trust services, which are not presently offered by us. We also compete for loans and deposits, as well as other banking services, with savings and loan associations, finance companies, money market funds, brokerage houses, credit unions and non-financial institutions.

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

Adverse Economic Conditions in Asia Could Cause Us to Incur Losses.

      It is difficult to predict the behavior of the Asian economy. The U.S. economic policies, military tensions, and an unfavorable global economic condition may adversely impact the Asian economy. If the Asian economic conditions should deteriorate, we could be exposed to economic and transfer risk, and could experience an outflow of deposits by our Asian-American customers. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with or loans made to such entities. Adverse economic conditions may also negatively impact asset values and the profitability and liquidity of companies operating in this region.

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

Terrorist Attacks.

      The impact of September 11th terrorist attacks or any future terrorist attacks and responses to such activities cannot be predicted at this time with respect to severity or duration. The impact could adversely affect the Company in a number of ways, including, among others, an increase in delinquencies, bankruptcies or defaults that could result in a higher level of non-performing assets, net charge-offs, and provision for loan losses.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

      Market risk is the risk of loss from adverse changes in market prices and rates. The principal market risk to the Company is the interest rate risk inherent in our lending, investing, and deposit taking activities, due to the fact that interest-earning assets and interest-bearing liabilities do not reprice at the same rate, to the same extent, or on the same basis.

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

      The interest rate sensitivity analysis details the expected maturity and repricing opportunities, mismatch or sensitivity gap between interest-earning assets and interest-bearing liabilities over a specified time frame. A positive gap exists when rate sensitive assets which reprice over a given time period exceed rate sensitive liabilities. During periods of increasing interest rates, net interest margin may be enhanced with a positive gap. A negative gap exists when rate sensitive liabilities which reprice over a given time period exceed rate sensitive assets. During periods of increasing interest rates, net interest margin may be impaired with a negative gap.

      The following table indicates the maturity or repricing and rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2002. Our exposure as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods based on certain assumptions. The interest rate sensitivity of our assets and liabilities presented in the table may vary if different assumptions were used or if actual experience differs from the assumptions used. As reflected in the table below, we were asset sensitive with a cumulative gap ratio of a positive 28.99% within three months and 4.40% within one year at year-end 2002, compared with a positive 18.67% within three months and a negative 5.18% within one year at year-end 2001.

Interest Rate Sensitivity

	December 31, 2002
	Interest Rate Sensitivity Period

	Within	Over 3 Months	Over 1 Year	Over	Non-interest
	3 Months	To 1 Year	to 5 Years	5 Years	Sensitive	Total

	(Dollars in thousands)
Interest-Earning Assets:
Cash and due from banks	$553	$—	$—	$—	$70,224	$70,777
Federal funds sold	19,000	—	—	—	—	19,000
Securities available-for-sale	27,517	10,201	178,628	31,927	—	248,273
Securities held-to-maturity	—	19,712	122,642	317,098	—	459,452
Loans receivable
Commercial loans	492,768	55,917	5,696	7,366	—	561,747
Residential mortgage loans	57,329	29	6,470	167,279	—	231,107
Commercial mortgage loans	728,867	5,823	63,593	144,854	—	943,137
Real estate construction loans	117,237	3,878	—	—	—	121,115
Installment loans	2,641	4,965	7,947	—	—	15,553
Other loans	443	—	—	1	—	444

Total loans, gross(1)	1,399,285	70,612	83,706	319,500	—	1,873,103

Non-interest-earning assets, net	—	—	—	—	83,393	83,393

Total assets	$1,446,355	$100,525	$384,976	$668,525	$153,617	$2,753,998

Interest-bearing Liabilities
Deposits:
Demand	$—	$—	$—	$—	$302,828	$302,828
Money market and NOW(2)	13,660	47,938	124,871	123,196	—	309,665
Savings(2)	11,717	62,679	144,401	71,429	—	290,226
TCDs under $100	227,460	183,964	13,714	—	—	425,138
TCDs $100 and over	395,102	473,247	118,437	—	—	986,786

Total deposits	647,939	767,828	401,423	194,625	302,828	2,314,643

	December 31, 2002
	Interest Rate Sensitivity Period

	Within	Over 3 Months	Over 1 Year	Over	Non-interest
	3 Months	To 1 Year	to 5 Years	5 Years	Sensitive	Total

	(Dollars in thousands)
Securities sold under agreements to repurchase		—	28,500	—	—	28,500
Advances from Federal Home Loan Bank	—	10,000	40,000	—	—	50,000
Non-interest-bearing other liabilities	—	—	—	—	72,894	72,894
Stockholders’ equity	—	—	—	—	287,961	287,961

Total liabilities and stockholders’ equity	$647,939	$777,828	$469,923	$194,625	$663,683	$2,753,998

Interest sensitivity gap	$798,416	$(677,303)	$(84,947)	$473,900	$(510,066)	—
Cumulative interest sensitivity gap	$798,416	$121,113	$36,166	$510,066	$—	—
Gap ratio (% of total assets)	28.99%	(24.59)%	(3.08)%	17.21%	(18.52)%	—
Cumulative gap ratio	28.99%	4.40%	1.31%	18.52%	—%	—

(1)	Loans are gross of the allowance for loan losses and unamortized deferred loan fees. Non-accrual loans are included in non-earning assets. Adjustable loans are included in the “within three months” category, as they are subject to an interest adjustment depending upon terms on the loan.

(2)	The Company’s own historical experience and decay factor are used to estimate the money market and NOW, and savings deposit runoff.

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

      We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At December 31, 2002, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 7.00%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 12.72%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 7.54%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 16.19%.

      The Company’s simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level to value the net economic value of our portfolio of assets and liabilities in our policy to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2002, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net economic value of our portfolio of assets and liabilities would decrease by 16.56%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net economic value of our assets and liabilities would increase by 10.59%.

Quantitative Information About Interest Rate Risk

      The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments’ fair values at December 31, 2002, and 2001. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

								As of December 31,

								2002		2001

	Average	Expected Maturity Date at December 31,
	Interest								Fair		Fair
	Rate	2003	2004	2005	2006	2007	Thereafter	Total	Value	Total	Value

	(Dollars in thousands)
Interest-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	1.23%	$19,000	$—	$—	$—	$—	$—	$19,000	$19,000	$13,000	$13,000
Mortgage-backed securities and collateralized mortgage obligations	5.64	—	1,282	—	4,590	3,090	232,222	241,184	246,019	171,872	175,184
Investment securities	5.34	57,430	28,336	92,174	74,371	97,427	116,803	466,541	480,036	451,442	456,588
Loans
Commercial	4.34	433,666	29,639	14,774	15,443	11,219	46,639	551,380	552,070	498,280	498,486
Residential mortgage	6.39	142	365	2,204	1,818	3,214	221,606	229,349	239,157	231,755	234,002
Commercial mortgage	5.81	75,993	88,029	44,340	49,435	110,812	563,376	931,985	944,882	725,643	726,234
Real estate construction	5.17	108,763	10,781	—	—	—	—	119,544	119,784	163,591	163,906
Installment & others	6.16	7,961	3,389	2,557	1,395	517	1	15,820	15,847	20,763	20,831
Interest rate swap	—	—	—	2,568	—	—	—	2,568	2,568	1,928	1,928
Interest-Sensitive Liabilities:
Other interest-bearing deposits	0.40	135,994	97,061	74,255	57,210	40,746	194,625	599,891	599,912	524,778	524,805
Time deposits	1.97	1,265,461	67,685	78,163	214	319	82	1,411,924	1,419,816	1,337,143	1,343,618
Securities sold under agreements to repurchase	3.29	—	28,500	—	—	—	—	28,500	29,043	22,114	22,114
Advances from the Federal Home Loan Bank	4.55	10,000	20,000	20,000	—	—	—	50,000	52,251	30,000	30,937
Off-Balance Sheet Financial Instruments:
Commitments to extend credit		606,704	56,358	1,634	—	180	60,148	725,024	(424)	676,513	(349)
Standby letters of credit		15,004	225	—	—	—	—	15,229	(54)	17,595	(64)
Other letters of credit		36,667	—	—	—	—	—	36,667	(196)	26,923	(91)
Bill of lading guarantee		10,608	—	—	—	—	—	10,608	(71)	12,729	(72)

Financial Derivatives

      It is the policy of the Company not to speculate on the future direction of interest rates. However, the Company enters into financial derivatives in order to seek mitigation of exposure to interest rate risks related to our interest-earning assets and interest-bearing liabilities. We believe that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in the Company’s assets or liabilities and against risk in specific transactions. In such instances, the Company may protect its position through the purchase or sale of interest rate futures contracts for a specific cash or interest rate risk position. Other hedge transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges will require an assessment of basis risk and must be approved by the Bank’s Investment Committee. For periods prior to January 1, 2001, for those qualifying financial derivatives that altered the interest rate characteristics of assets or liabilities, the net differential to be paid or received on the financial derivative was treated as an adjustment to the yield on the underlying assets or liabilities. Interest rate financial derivatives that did not qualify for the accrual method, were recorded at fair value, with gains and losses recorded in earnings.

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

      On March 21, 2000, we entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.00 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at December 31, 2002, was approximately nine quarters. At December 31, 2002, the fair value of the interest rate swap was $2.27 million, exclusive of accrued interest, or $1.19 million net of tax compared to $1.68 million, exclusive of accrued interest, or $869,000 net of tax, at December 31, 2001. For the twelve months ended December 31, 2002, net amounts totaling $1.06 million were reclassified into earnings. The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to reclassify into earnings within the next 12 months is approximately $1.16 million.

Item 8.     Financial Statements and Supplementary Data

      For financial statements, see “Index to Consolidated Financial Statements” on page 77.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information under the caption “Election of Directors” in our definitive Proxy Statement relating to our 2003 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

      The term of office of each officer is from the time of appointment until the next annual organizational meeting of the Board of Directors of Bancorp or Cathay Bank (or action in lieu of a meeting) and until the appointment of his or her successor unless, before that time, the officer resigns or is removed or is otherwise disqualified from serving as an officer of Bancorp or Cathay Bank.

      The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement is incorporated herein by reference.

Item 11.     Executive Compensation

      The information under the captions “Compensation of Directors”, “Management Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” in our Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information set forth under the captions “Principal Holders of Securities,” “Equity Compensation Plan Information,” and “Election of Directors” in our Proxy Statement is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information under the captions “Election of Directors” and “Certain Transactions” in our Proxy Statement is incorporated herein by reference.

Item 14.     Controls and Procedures

      The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) within 90 days of the filing date of this Annual Report on Form 10-K. Based upon their evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Documents Filed as Part of this Report

      (a)(1) Financial Statements

           See Index to Consolidated Financial Statements on page 77.

      (a)(2) Financial Statement Schedules

Schedules have been omitted since they are not applicable, they are not required, or the information required to be set forth in the schedules is included in the Consolidated Financial Statements or Notes thereto.

      (a)(3) Exhibits

3.1	Restated Certificate of Incorporation. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and refiled herein.

3.2	Restated Bylaws. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

4.1	Rights Agreement. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp’s Registration Statement on Form 8-A on December 20, 2000 and incorporated herein by reference.

10.1	Form of Indemnity Agreements between Bancorp and its directors and certain officers. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

10.2	Amended and Restated Cathay Bank Employee Stock Ownership Plan effective January 1, 1997. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp’s Registration Statement on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.3	Dividend Reinvestment Plan of Bancorp. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

10.4	Equity Incentive Plan of Bancorp. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.*

22.1	Subsidiaries of Bancorp. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

23.1	Consent of Independent Auditors

99.1	CEO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

99.2	CFO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

*	Management compensatory plan

      (b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the last quarter of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cathay Bancorp, Inc.

By:	/s/ DUNSON K. CHENG

Dunson K. Cheng
Chairman and President

Date: February 28, 2003

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

Signature	Title	Date

/s/ DUNSON K. CHENG Dunson K. Cheng	President, Chairman of the Board and Director (principal executive officer)	February 28, 2003

/s/ ANTHONY M. TANG Anthony M. Tang	Executive Vice President, Chief Financial Officer/ Treasurer and Director (principal financial officer) (principal accounting officer)	February 28, 2003

/s/ RALPH ROY BUON-CRISTIANI Ralph Roy Buon-Cristiani	Director	February 28, 2003

/s/ KELLY L. CHAN Kelly L. Chan	Director	February 28, 2003

/s/ MICHAEL M.Y. CHANG Michael M.Y. Chang	Director	February 28, 2003

/s/ GEORGE T.M. CHING George T.M. Ching	Director	February 28, 2003

Signature	Title	Date

/s/ WING K. FAT Wing K. Fat	Director	February 28, 2003

/s/ PATRICK S.D. LEE Patrick S.D. Lee	Director	February 28, 2003

/s/ JOSEPH C.H. POON Joseph C.H. Poon	Director	February 28, 2003

/s/ THOMAS G. TARTAGLIA Thomas G. Tartaglia	Director	February 28, 2003

/s/ WILBUR K. WOO Wilbur K. Woo	Director	February 28, 2003

CERTIFICATIONS

I, Dunson K. Cheng, certify that:

      1.     I have reviewed this annual report on Form 10-K of Cathay Bancorp, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By	/s/ DUNSON K. CHENG

Dunson K. Cheng
Chairman and President

Date: February 28, 2003

I, Anthony M. Tang, certify that:

      1.     I have reviewed this annual report on Form 10-K of Cathay Bancorp, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By	/s/ ANTHONY M. TANG

Anthony M. Tang
Chief Financial Officer

Date: February 28, 2003

Exhibit 99.1

CEO CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Cathay Bancorp, Inc., and Subsidiary (the “Company”) on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dunson K. Cheng, chief executive officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By	/s/ DUNSON K. CHENG

Dunson K. Cheng
Chairman and President

Date: February 28, 2003

Exhibit 99.2

CFO CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Cathay Bancorp, Inc., and Subsidiary (the “Company”) on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anthony M. Tang, chief financial officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By	/s/ ANTHONY M. TANG

Anthony M. Tang
Chief Financial Officer

Date: February 28, 2003

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Independent Auditors’ Report	78
Consolidated Statements of Condition at December 31, 2002 and 2001	79
Consolidated Statements of Income and Comprehensive Income for each of the years ended December 31, 2002, 2001 and 2000	80
Consolidated Statements of Changes in Stockholders’ Equity for each of the years ended December 31, 2002, 2001 and 2000	81
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	82
Notes to Consolidated Financial Statements	83
Parent-only condensed financial information of Cathay Bancorp, Inc. as of December 31, 2002, 2001 and 2000 is included in Note 15 to the Consolidated Financial Statements in this Annual Report on Form 10-K	109

INDEPENDENT AUDITORS’ REPORT

The Stockholders and the Board of Directors of Cathay Bancorp, Inc.:

      We have audited the accompanying consolidated statements of condition of Cathay Bancorp, Inc. and subsidiary (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cathay Bancorp, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

KPMG LLP

Los Angeles, California
January 15, 2003

CONSOLIDATED STATEMENTS OF CONDITION

	As of December 31,

	2002	2001

	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$70,777	$73,514
Federal funds sold and securities purchased under agreements to resell	19,000	13,000

Cash and cash equivalents	89,777	86,514
Securities available-for-sale (amortized cost of $238,740 in 2002 and $241,788 in 2001)	248,273	248,958
Securities held-to-maturity (estimated fair value of $477,782 in 2002 and $382,814 in 2001)	459,452	374,356
Loans	1,877,227	1,667,905
Less: Allowance for loan losses	(24,543)	(23,973)
Unamortized deferred loan fees	(4,606)	(3,900)

Loans, net	1,848,078	1,640,032
Other real estate owned, net	653	1,555
Investments in real estate, net	21,678	17,727
Premises and equipment, net	29,788	29,403
Customers’ liability on acceptances	10,608	12,729
Accrued interest receivable	14,453	14,545
Goodwill	6,552	6,552
Other assets	24,686	20,743

Total assets	$2,753,998	$2,453,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$302,828	$260,427
Interest-bearing accounts:
NOW accounts	148,085	135,650
Money market accounts	161,580	136,806
Savings accounts	290,226	252,322
Time deposits under $100	425,138	414,490
Time deposits of $100 or more	986,786	922,653

Total deposits	2,314,643	2,122,348
Securities sold under agreements to repurchase	28,500	22,114
Advances from the Federal Home Loan Bank	50,000	30,000
Acceptances outstanding	10,608	12,729
Other liabilities	62,286	19,912

Total liabilities	2,466,037	2,207,103
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized, 18,305,255 issued and 17,999,955 outstanding in 2002, and 18,235,538 issued and 17,957,738 outstanding in 2001	183	182
Treasury stock, at cost (305,300 shares in 2002, and 277,800 shares in 2001)	(8,287)	(7,342)
Additional paid-in-capital	70,857	68,517
Accumulated other comprehensive income, net	6,719	5,063
Retained earnings	218,489	179,591

Total stockholders’ equity	287,961	246,011

Total liabilities and stockholders’ equity	$2,753,998	$2,453,114

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except share and per share data)
INTEREST INCOME
Interest on loans	$107,693	$120,591	$126,337
Interest on securities available-for-sale	14,847	13,762	13,473
Interest on securities held-to-maturity	20,676	23,627	24,017
Interest on federal funds sold and securities purchased under agreements to resell	813	1,316	686
Interest on deposits with banks	32	56	40

Total interest income	144,061	159,352	164,553
INTEREST EXPENSE
Time deposits of $100 or more	23,351	40,005	41,431
Other deposits	13,388	23,859	26,514
Other borrowed funds	3,181	2,289	6,211

Total interest expense	39,920	66,153	74,156

Net interest income before provision for loan losses	104,141	93,199	90,397
Provision for loan losses	6,000	6,373	4,200

Net interest income after provision for loan losses	98,141	86,826	86,197

NON-INTEREST INCOME
Securities gains	1,926	2,157	1,085
Letters of credit commissions	1,947	2,152	2,439
Depository service fees	5,755	5,097	4,558
Other operating income	6,543	5,373	4,674

Total non-interest income	16,171	14,779	12,756

NON-INTEREST EXPENSE
Salaries and employee benefits	25,716	23,689	22,735
Occupancy expense	3,730	3,422	3,242
Computer and equipment expense	3,225	2,928	2,773
Professional services expense	4,036	5,395	3,625
FDIC and State assessments	501	475	462
Marketing expense	1,405	1,449	1,172
Other real estate owned (income)	(349)	(3,589)	(185)
Operations of investments in real estate	2,038	2,257	683
Other operating expense	3,015	4,139	3,997

Total non-interest expense	43,317	40,165	38,504
Income before income tax expense	70,995	61,440	60,449
Income tax expense	22,295	18,820	21,862

Net income	48,700	42,620	38,587

Other comprehensive income, net of tax:
Unrealized holding gains arising during the year	3,290	2,408	3,084
Cumulative adjustment upon adoption of SFAS No. 133	—	566	—
Unrealized gains on cash flow hedge derivatives	326	303	—
Less: reclassification adjustments included in net income	1,960	517	(225)

Total other comprehensive income, net of tax	1,656	2,760	3,309

Total comprehensive income	$50,356	$45,380	$41,896

Net income per common share
Basic	$2.71	$2.35	$2.13
Diluted	$2.69	$2.35	$2.13
Basic average common shares outstanding	17,991,333	18,107,790	18,113,502
Diluted average common shares outstanding	18,115,119	18,165,260	18,147,770

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

	Common Stock			Accumulated
			Additional	Other			Total
	Number		Paid-in-	Comprehensive	Retained	Treasury	Stockholders’
	of Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Equity

	(In thousands, except share and per share amounts)
Balance at December 31, 1999	18,067,166	$180	$64,529	$(1,006)	$115,406	$—	$179,109
Issuances of common stock — Dividend Reinvestment Plan	78,660	1	1,690	—	—	—	1,691
Stock options exercised	2,904	—	48	—	—	—	48
Tax benefits from stock plans	—	—	8	—	—	—	8
Cash dividends of $0.440 per share	—	—	—	—	(7,965)	—	(7,965)
Change in other comprehensive income	—	—	—	3,309	—	—	3,309
Net income	—	—	—	—	38,587	—	38,587

Balance at December 31, 2000	18,148,730	181	66,275	2,303	146,028	—	214,787

Issuances of common stock — Dividend Reinvestment Plan	69,314	1	1,810	—	—	—	1,811
Stock options exercised	17,494	—	347	—	—	—	347
Tax benefits from stock plans	—	—	85	—	—	—	85
Purchases of treasury stock	(277,800)	—	—	—	—	(7,342)	(7,342)
Cash dividends of $0.500 per share	—	—	—	—	(9,057)	—	(9,057)
Change in other comprehensive income	—	—	—	2,760	—	—	2,760
Net income	—	—	—	—	42,620	—	42,620

Balance at December 31, 2001	17,957,738	182	68,517	5,063	179,591	(7,342)	246,011

Issuances of common stock — Dividend Reinvestment Plan	54,515	1	1,897	—	—	—	1,898
Stock options exercised	15,202	—	294	—	—	—	294
Tax benefit from stock plans	—	—	149	—	—	—	149
Purchases of treasury stock	(27,500)	—	—	—	—	(945)	(945)
Cash dividends of $0.545 per share	—	—	—	—	(9,802)	—	(9,802)
Change in other comprehensive income	—	—	—	1,656	—	—	1,656
Net income	—	—	—	—	48,700	—	48,700

Balance at December 31, 2002	17,999,955	$183	$70,857	$6,719	$218,489	$(8,287)	$287,961

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash Flows from Operating Activities
Net Income	$48,700	$42,620	$38,587
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,000	6,373	4,200
Provision for losses on other real estate owned	—	—	71
Deferred tax (benefit) liability	(1,087)	(2,361)	637
Depreciation	1,596	1,472	1,500
Net gains on sale of loans	(433)	—	—
Net gain on sale of other real estate owned	(395)	(3,376)	(263)
Gain on sales and calls of securities	(2,267)	(2,222)	(1,085)
Write-downs on venture capital investment	341	65	—
Amortization of investment security premiums, net	773	575	(926)
Amortization of intangibles	198	864	815
Tax benefits from stock options	149	85	8
Increase (decrease) in deferred loan fees, net	706	(239)	544
Decrease (increase) in accrued interest receivable	92	1,088	(2,483)
(Increase) decrease in other assets, net	(4,780)	2,200	(1,372)
Increase in other liabilities	43,461	2,840	9,666

Total adjustments	44,354	7,364	11,312

Net cash provided by operating activities	93,054	49,984	49,899

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(232,361)	(952,258)	(660,275)
Proceeds from maturity and call of investment securities available-for-sale	221,792	865,867	678,368
Proceeds from sale of investment securities available-for-sale	22,036	22,179	21,443
Purchase of mortgage-backed securities available-for-sale	—	—	(949)
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	4,425	8,421	6,955
Purchase of investment securities held-to-maturity	(36,103)	(82,313)	(47,824)
Proceeds from maturity and call of investment securities held-to-maturity	13,226	60,295	17,519
Purchase of mortgage-backed securities held-to-maturity	(140,958)	(40,052)	(29,604)
Proceeds from repayment of mortgage-backed securities held-to-maturity	66,980	63,155	38,802
Proceeds from sale of loans	15,347	—	—
Net increase in loans	(230,073)	(204,516)	(200,298)
Purchase of premises and equipment	(1,981)	(1,152)	(5,924)
Proceeds from sale of other real estate owned	1,704	6,995	3,187
Net increase in investments in real estate	(3,951)	(379)	(361)

Net cash used in investing activities	(299,917)	(253,758)	(178,961)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts, Money market and savings deposits	117,514	86,187	47,899
Net increase in time deposits	74,781	159,714	106,812
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	6,386	(46,059)	21,183
Increase (decrease) in borrowing from Federal Home Loan Bank	20,000	20,000	(20,000)
Cash dividends	(9,802)	(9,057)	(7,965)
Proceeds from shares issued to Dividend Reinvestment Plan	1,898	1,811	1,691
Proceeds from exercise of stock options	294	347	48
Purchase of treasury stock	(945)	(7,342)	—

Net cash provided by financing activities	210,126	205,601	149,668

Increase in cash and cash equivalents	3,263	1,827	20,606
Cash and cash equivalents, beginning of the year	86,514	84,687	64,081

Cash and cash equivalents, end of the year	$89,777	$86,514	$84,687

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$40,440	$68,020	$72,644
Income taxes	$17,046	$5,561	$17,411
Non-cash investing activities:
Transfer to investment securities available-for-sale within 90 days of maturity	$10,964	$11,722	$59,858
Net change in unrealized holding gain on securities available-for-sale, net of tax	$1,330	$1,891	$3,309
Cumulative adjustment upon adoption of SFAS No. 133, net of tax	$—	$566	$—
Net change in unrealized gains on cash flow hedge derivatives, net of tax	$326	$303	$—
Transfers to other real estate owned	$407	$1,057	$5,347
Loans to facilitate the sale of other real estate owned	$—	$5,400	$1,515

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

      The accompanying consolidated financial statements include the accounts of Cathay Bancorp, Inc. (“Bancorp”), a Delaware corporation, and its wholly-owned subsidiary, Cathay Bank (“Bank”), a California state-chartered bank (together, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry.

      Organization and Background. The business activities of Bancorp consist primarily of the operations of the Bank and its wholly-owned subsidiaries, Cathay Investment Company (“CIC”) and Cathay Securities Fund, Inc., a registered investment company of the Bank. The Company has applied to the Securities and Exchange Commission to deregister this registered investment company.

      There are no operating business activities currently at Bancorp. The Bank is a commercial bank, servicing primarily the individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located. Its operations include the acceptance of checking, savings, and time deposits, and the making of commercial, real estate and consumer loans. The Bank also offers trade financing, letter of credit, wire transfer, spot and forward contracts, internet banking, investment services, and other customary banking services to its customers.

      Use of Estimates. The preparation of the consolidated financial statements in accordance with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The most significant estimate subject to change relates to the allowance for loan losses. Certain reclassifications have been made to the prior years’ financial statements to conform to the 2002 presentation. The following are descriptions of the more significant of these policies.

      Securities. Securities are classified as held-to-maturity when management has the ability and intent to hold these securities until maturity. Securities are classified as available-for-sale when management intends to hold the securities for an indefinite period of time, or when the securities may be utilized for tactical asset/ liability purposes, and may be sold from time to time to manage interest rate exposure and resultant prepayment risk and liquidity needs. Securities purchased are designated as held-to-maturity or available-for-sale at the time of acquisition.

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

      Loans. Loans are carried at amounts advanced, less principal payments collected and net deferred loan fees. Interest is accrued and earned daily on an actual or 360-day basis. Interest accruals on business loans and non-residential real estate loans are generally discontinued whenever the payment of interest or principal is 90 days or more past due. Such loans are placed on non-accrual status, unless the loan is well secured, and there is a high probability of recovery in full, as determined by management. When loans are placed on a non-accrual status, previously accrued but unpaid interest is reversed and charged against current period income, and interest is subsequently recognized only to the extent cash is received. Interest collected on non-accrual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans is applied to the outstanding principal balance unless the loan is returned to accrual status. In order to be returned to accrual status, all past due payments must be received and the loan must be paying in accordance with its payment terms. Loan origination fees and commitment fees, offset by certain direct loan origination costs, are deferred and recognized over the contractual life of the loan as a yield adjustment. If a loan is placed on non-accrual status, the amortization of the loan fees and the accretion of discounts discontinue until such time when the loan is reverted back to accruing status.

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

      Management monitors changing economic conditions, the loan mix by category, the industry segregation, and geographic distribution of the portfolio and the type of borrowers in determining the adequacy of the allowance for loan losses. Management also closely reviews its past, present and expected overall net loan losses in comparison to the existing level of the allowance. In addition, the Bank’s regulators, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make additions to its allowance for loan losses based on the judgments of the information available to them at the time of their examination.

      Impaired Loans. A loan is considered impaired when it is “probable” that the Bank will be unable to collect all amounts due (i.e. both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. The Company stratifies its loan portfolio by size and treats smaller performing loans with an outstanding balance less than the Company’s defined criteria as a homogenous portfolio. For loans with a balance in excess of $750,000, the Company conducts a periodic review of each loan in order to test for impairment. The Company recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans.

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

      Improvements are capitalized and amortized to occupancy expense based on the above table.

      Other Real Estate Owned. Real estate acquired in the settlement of loans is initially recorded and subsequently is carried at fair value, less estimated costs to sell. Specific valuation allowances on other real estate owned are recorded through charges to operations to recognize declines in fair value subsequent to foreclosure. Gains on sales are recognized when certain criteria relating to the buyer’s initial and continuing investment in the property are met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Investments in Real Estate. At December 31, 2002, the Company is a limited partner in seven different partnerships that invest in low-income housing projects that qualify for Federal and/or State income tax credits. As further discussed in Note 6, the partnership interests are accounted for utilizing the equity method of accounting. The costs related directly to the development or the improvement of real estate are capitalized. Gains on sales are recognized when certain criteria relating to the buyer’s initial and continuing investment in the property are met.

      Goodwill. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

      Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Any impairment loss is measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company adopted SFAS No. 142 effective January 1, 2002. Upon adoption, the Company discontinued the amortization of goodwill and reclassified $2.33 million from goodwill to core deposit intangible, which is classified under other assets in the Statements of Financial Condition. The Company also reassessed the useful lives and residual value of all intangible assets acquired in purchase business combinations, and tested goodwill for impairment, and found no impairment.

      Prior to 2002, goodwill, was amortized on a straight-line basis over the expected periods to be benefited (generally 15 years). Amortization expense related to goodwill was $661,000 for the year ended December 31, 2001. The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect during the past three years.

	2002	2001	2000

	(In thousands,
	except per share data)
Net income
As reported	$48,700	$42,620	$38,587
Add back goodwill amortization	-	661	661

Pro forma	$48,700	$43,281	$39,248

Basic net income per share
As reported	$2.71	$2.35	$2.13
Pro forma	2.71	2.39	2.17
Diluted net income per share
As reported	2.69	2.35	2.13
Pro forma	2.69	2.38	2.16

      Core Deposit Premium. Core deposit premium, which represents the purchase price over the fair value of the deposits acquired from other financial institutions, is amortized on a straight-line basis over the expected periods to be benefited (generally 15 years). The Company assesses the recoverability of this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible asset by determining whether the amortization of the premium balance over its remaining life can be recovered through the remaining deposit portfolio.

      At December 31, 2002, the unamortized balance of core deposit premium was $2.13 million. Aggregate amortization expense for core deposit premium for the year ended December 31, 2002, was $198,000. Estimated amortization expense for the next five years is: $188,000 in 2003, $188,000 in 2004, $188,000 in 2005, $176,000 in 2006, and $176,000 in 2007.

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

      The Company estimated the fair value of options granted in 2002, 2001, and 2000 using the Black-Scholes option-pricing model with following assumptions: (i) an expected life of the option of four years, (ii) a stock price volatility of 35.80% in 2002 and 2001, and 33.88% in 2000 based on daily market prices for the preceding four-year period, (iii) an expected dividend yield of 3.07% per share per annum in 2002, 1.66% per share per annum in 2001, and 2.1% per share per annum in 2000, and (iv) a risk-free interest rate of 2.34% in 2002, 3.89% in 2001, and 5.1% in 2000. The fair value of the options was calculated to be $7.75 per share for options granted in 2002 at the date of grant, $8.78 per share for options granted in 2001 at the date of grant, and $6.03 per share for options granted in 2000 at the date of grant, on a split-adjusted basis.

      If the compensation cost for the Company’s stock option plan had been determined with the fair value at the grant dates, computed using the assumptions above, for awards under the Plan consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for 2002, 2001, and 2000 would have been reduced to the pro forma amounts indicated below.

	2002	2001	2000

	(In thousands,
	except per share data)
Net income
As reported	$48,700	$42,620	$38,587
Pro forma	48,490	42,276	38,457
Basic net income per share
As reported	2.71	2.35	2.13
Pro forma	2.70	2.34	2.13
Diluted net income per share
As reported	2.69	2.35	2.13
Pro forma	2.68	2.33	2.12

      Stock Split. Earnings per share, dividends per share and average shares outstanding have been restated for periods prior to the stock split distributed on May 9, 2002, to stockholders of record on April 19, 2002. The par value of additional shares was capitalized by a transfer from retained earnings to common stock.

      Derivative Financial Instruments. It is the policy of the Company not to speculate on the future direction of interest rates. However, the Company enters into financial derivatives in order to seek mitigation of exposure to interest rate risks related to our interest-earning assets and interest-bearing liabilities. We believe that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in the Company’s assets or liabilities and against risk in specific transactions. In such instances, the Company may protect its position through the purchase or sale of interest rate futures contracts for a specific cash or interest rate risk position. Other hedge transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bonds. Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges require an assessment of basis risk and must be approved by the Bank’s Investment Committee. For periods prior to January 1, 2001, for those qualifying financial derivatives that altered the interest rate characteristics of assets or liabilities, the net differential to be paid or received on the financial derivative was treated as an adjustment to the yield on the underlying assets or liabilities. Interest rate financial derivatives that did not qualify for the accrual method, were recorded at fair value, with gains and losses recorded in earnings.

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

      On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign-currency fair-value or cash-flow hedge (foreign currency hedge), or a hedge of a net investment in a foreign operation. For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the statement of condition or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

      Income Taxes. The provision for income taxes is based on income reported for financial statement purposes, and differs from the amount of taxes currently payable, since certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are reported and displayed in the Company’s consolidated statements of income and comprehensive income. Comprehensive income is a financial reporting concept and does not affect the Company’s financial position or results of operations.

      Net Income per Common Share. Earnings per share (“EPS”) is computed on a basic and diluted basis. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the Company. Amounts and share and per share data have been adjusted to reflect a two-for-one stock split in the form of a 100 percent stock dividend, effective May 9, 2002.

      Statement of Cash Flows. Cash and cash equivalents include short-term, highly-liquid investments that generally have an original maturity of three months or less.

      Segment Information and Disclosures. Accounting principles generally accepted in the United States of America establish standards to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has concluded it has one segment.

Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For long-lived assets to be held and used, SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a “primary-asset” approach to determine the cash flow estimation period. For long-lived assets to be disposed of by sale, SFAS No. 144 retains the requirements of SFAS No. 121 to measure a long-lived asset classified as held-for-sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses no longer are recognized before they occur. SFAS No. 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held-for-sale, prohibits retroactive reclassification of the asset as held-for-sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from “held-for-sale” to “held-and-used.” The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002. Adoption of SFAS No. 144 did not have any impact on the results of operations or financial condition of the Company.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds the SFAS No. 4 requirement that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Henceforth, those gains and losses from extinguishment of debt are to be classified in accordance with the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 64, which amended SFAS No. 4, is no longer necessary with the rescission of SFAS No. 4. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements for periods beginning after May 15, 2002, and earlier adoption is recommended. The Company adopted SFAS No. 145 effective May 15, 2002. Adoption of SFAS No. 145 did not have any impact on the results of operations or financial condition of the Company.

      In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event leaves the company little or no discretion to avoid transferring or using the assets in the future. Previous accounting guidance was provided by the Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did have a material impact on the Company’s results of operations or financial condition.

      In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 is an amendment of FASB statements No. 72 and 144 and FASB Interpretation No. 9. The Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. It also provides guidance on the accounting for the impairment or disposal of acquired long-term customer relationship intangible assets. The provisions in paragraph 5 of this Statement are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of this statement had no impact on the Company.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to these consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, such as the Company, with a variable interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in a variable interest entity created before February 1, 2003, the Interpretation applies no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

      As of December 31, 2002, the Company owned interests in two limited partnerships, for which it is reasonably possible that the limited partnerships may be construed to be variable interest entities subject to consolidation under Interpretation No. 46. Both of these investments were formed for the purpose of investing in low-income housing projects, which qualify for federal low-income housing tax credits and/or California tax credits, and at December 31, 2002, the carrying amount of those investments in real estate was $4.95 million. As of December 31, 2002, the Company had fully satisfied all capital commitments required under these two investments in real estate, and in addition, under the terms of both limited partnership agreements, the Company is not liable for the debts, liabilities, contracts, or any other obligation of these limited partnerships. Application of Interpretation No. 46 for the Company will be the third quarter of 2003. The Company has not completed its analysis to determine the impact to the Company in adopting the application of Interpretation No. 46. However, the Company expects that the adoption will not have a material impact on the Company’s results of operations or financial position.

2.     Cash and Cash Equivalents

      The Company manages its cash and cash equivalents, which consist of cash on hand, amounts due from banks, federal funds sold, securities purchased under agreements to resell, and money market accounts, based upon the Company’s operating, investment and financing activities. For the purpose of reporting cash flows, these same accounts are included in cash and cash equivalents.

      The Company is required to maintain reserves with the Federal Reserve. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were $5,874,000 for 2002 and $3,288,000 for 2001.

      Securities purchased under agreements to resell are collateralized by U.S. government agency and mortgaged-backed securities at December 31, 2002 and 2001. These agreements generally mature in one business day. The counter-parties to these agreements are nationally recognized investment banking firms that meet credit requirements of the Company and with whom a master repurchase agreement has been duly executed. The following table sets forth information with respect to securities purchased under resale agreements.

	2002	2001

	(In thousands)
Balance, December 31	$14,000	$—
Annualized weighted-average interest rate, December 31	1.33%	—%
Average amount outstanding during the year(1)	$42,573	$27,897
Weighted-average interest rate for the year	1.70%	4.12%
Maximum amount outstanding at any month end	$52,000	$36,000

(1)	Average balance were computed using daily averages.

      For those securities obtained under the resale agreements, the collateral is either held by a third party custodian or by the counter-party and segregated under written agreements that recognize the Company’s interest in the securities. Interest income associated with securities purchased under resale agreements totaled $724,000 for 2002, $1,149,000 for 2001, and $513,000 for 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth information with respect to federal funds sold.

	2002	2001

	(In thousands)
Balance, December 31	$5,000	$13,000
Annualized weighted-average interest rate, December 31	1.01%	1.01%
Average amount outstanding during the year(1)	$6,393	$4,500
Weighted-average interest rate for the year	1.40%	3.70%
Maximum amount outstanding at any month end	$22,000	$13,000

(1)	Average balance were computed using daily averages.

3.     Securities

      Securities Available-for-Sale. The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available-for-sale as of December 31, 2002 and 2001:

Available-For-Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
2002
U.S. government agencies	$162,287	$7,896	$—	$170,183
State and municipals securities	100	—	—	100
Mortgage-backed securities	5,767	380	—	6,147
Collateralized mortgage obligations	808	39	—	847
Asset-backed securities	9,997	513	—	10,510
Corporate bonds	30,755	2,314	—	33,069
Equity securities	29,026	—	1,609	27,417

Total	$238,740	$11,142	$1,609	$248,273

2001
U.S. government agencies	$113,873	$4,500	$49	$118,324
State and municipal securities	8,336	213	6	8,543
Mortgage-backed securities	2,658	47	—	2,705
Collateralized mortgage obligations	9,994	401	—	10,395
Asset-backed securities	20,000	—	—	20,000
Corporate bonds	57,973	2,532	171	60,334
Equity securities	28,954	34	331	28,657

Total	$241,788	$7,727	$557	$248,958

      The amortized cost and fair value of securities available-for-sale, except for mortgage-backed securities, collateralized mortgage obligations and venture capital investments, at December 31, 2002, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amortized	Fair
	Cost	Value

	(In thousands)
Due in one year or less(1)	$39,124	$37,718
Due after one year through five years	168,177	177,691
Due after five years through ten years	24,864	25,870
Mortgage-backed securities and collateralized mortgage obligations	6,575	6,994

Total	$238,740	$248,273

(1)	Equity securities are reported in this category.

      Proceeds from sales and repayments of securities available-for-sale were $26,461,000 during 2002 and $30,600,000 during 2001. Proceeds from maturities and calls of securities available-for-sale were $221,792,000 during 2002 and $865,867,000 during 2001. Gains realized on securities available-for-sale were $2,252,000, and losses realized were $341,000 in 2002 compared with $1,057,000 in gains and $65,000 in losses realized in 2001. There were no gains in 2000, and losses realized in 2000 were $18,000.

      Securities Held-to-Maturity. The carrying value, gross unrealized gains, gross unrealized losses and estimated fair values of securities held-to-maturity are as follows at December 31, 2002 and 2001:

Held-To-Maturity

		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Gains	Losses	Fair Value

	(In thousands)
2002
U.S. government agencies	$49,996	$2,032	$—	$52,028
State and municipal securities	72,770	5,392	6	78,156
Mortgage-backed securities	66,135	3,231	—	69,366
Collateralized mortgage obligations	168,055	1,664	60	169,659
Asset-backed securities	9,999	349	—	10,348
Corporate bonds	72,611	4,471	253	76,829
Other securities	19,886	1,510	—	21,396

Total	$459,452	$18,649	$319	$477,782

2001
U.S. government agencies	$50,017	$1,251	$—	$51,268
State and municipal securities	69,906	2,049	380	71,575
Mortgage-backed securities	110,342	2,726	14	113,054
Collateralized mortgage obligations	50,282	657	57	50,882
Asset-backed securities	920	1	—	921
Corporate bonds	73,031	1,822	81	74,772
Other securities	19,858	484	—	20,342

Total	$374,356	$8,990	$532	$382,814

      The carrying value and estimated fair value of securities held-to-maturity, except for mortgage-backed securities and collateralized mortgage obligations, at December 31, 2002, by contractual maturities are shown

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Amortized	Fair
	Cost	Value

	(In thousands)
Due in one year or less	$19,712	$20,172
Due after one year through five years	114,617	119,146
Due after five years through ten years	55,959	62,073
Due after ten years	34,974	37,366
Mortgage-backed securities and collateralized mortgage obligations	234,190	239,025

Total	$459,452	$477,782

      Proceeds from repayment of securities held-to-maturity were $66,980,000 during 2002 and $63,155,000 during 2001. Proceeds from the maturities and calls of securities held-to-maturity were $13,226,000 during 2002 and $60,295,000 during 2001. The Company realized gross gains of $14,000 for 2002, $314,000 for 2001, and less than $1,000 for 2000, on call of securities. No losses were realized for 2002, 2001, or 2000.

      Securities having a carrying value of $153,138,000 at December 31, 2002, and $125,250,000 at December 31, 2001, were pledged to secure public deposits, treasury tax and loan, and securities sold under agreements to repurchase.

      Federal Home Loan Bank (“FHLB”) stock is carried at cost, and included in other assets in the Consolidated Statements of Condition. The carrying amount of the FHLB stock at December 31, 2002, was $5.56 million compared to $5.64 million at December 31, 2001. The Federal Home Loan Bank Act currently governs the level of stock ownership, and the stock is purchased and redeemed at par. The amount of Federal Home Loan Bank stock required is based on the member’s year-end outstanding mortgage-backed securities, residential mortgages, and advances from the FHLB.

4.     Loans

      Most of the Company’s business activity is with customers located in the predominantly Asian areas of Southern and Northern California, New York City, and Houston, Texas. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid-off from the operating profits of the borrowers,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

refinancing by another lender or through sale by the borrowers of the secured collateral. The components of loans in the consolidated statements of condition as of December 31, 2002 and 2001, were as follows:

	2002	2001

	(In thousands)
Type of Loans:
Commercial loans	$563,675	$506,128
Residential mortgage loans	182,414	195,562
Commercial mortgage loans	943,391	738,379
Equity lines	48,957	40,352
Real estate construction loans	122,773	166,417
Installment loans	15,570	20,322
Other loans	447	745

Gross loans	1,877,227	1,667,905

Less
Allowance for loan losses	(24,543)	(23,973)
Unamortized deferred loan fees	(4,606)	(3,900)

Net loans	$1,848,078	$1,640,032

      The Company previously sold participations in certain residential mortgage loans to buyers in the secondary market. These participations covered substantially all of the loan balances and were sold without recourse. As of December 31, 2002, the Company had $8,211,000 of these loans in its servicing portfolio, which included loans sold in 2002, totaling $7,045,000. There were no loan sales in 2001. There were no loans held for sale as of December 31, 2002 and 2001. The Company pledged approximately $81,183,000 of its residential mortgage loans as of December 31, 2002, and $96,413,000 as of December 31, 2001, to secure a line of credit with the Federal Home Loan Bank.

      The allowance for loan losses is a significant estimate that can and does change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. An analysis of the activity in the allowance for loan losses for the years ended December 31, 2002, 2001, and 2000 is as follows:

	2002	2001	2000

	(In thousands)
Balance at beginning of year	$23,973	$21,967	$19,502
Provision for loan losses	6,000	6,373	4,200
Loans charged-off	(5,976)	(4,663)	(1,905)
Recoveries of charged-off loans	546	296	170

Balance at end of year	$24,543	$23,973	$21,967

      The Company had identified impaired loans with a recorded investment to be approximately $19,591,000 as of December 31, 2002, and $19,350,000 as of December 31, 2001. The average balances of impaired loans were $24,763,000 for 2002, $23,465,000 for 2001, and $29,516,000 for 2000. Interest collected on impaired loans totaled $1,223,000 in 2002, $959,000 in 2001, and $2,120,000 in 2000. The Bank recognizes interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income on impaired loans based on its existing method of recognizing interest income on non-accrual loans. The following table is a breakdown of impaired loans and the related specific allowance:

	Recorded		Allocated
	Investment	Allowance	Net Balance

	(In thousands)
2002
Commercial	$3,883	$629	$3,254
Real estate(1)	15,707	2,356	13,351
Other	1	1	—

Total	$19,591	$2,986	$16,605

2001
Commercial	$6,924	$2,143	$4,781
Real estate(1)	12,426	1,764	10,662

Total	$19,350	$3,907	$15,443

(1)	Real Estate includes commercial mortgage loans, construction loans, and residential mortgage loans

      In addition, accruing loans past due 90 days or more had outstanding balances of $2.50 million at year-end 2002 compared with $689,000 at year-end 2001. On January 3, 2003, one accruing commercial mortgage loan past due 90 days or more, with a recorded investment of $1.10 million was paid-off.

      The Company has entered into transactions with its directors, significant stockholders, and their affiliates (“Related Parties”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of December 31, 2002. An analysis of the activity with respect to loans to Related Parties is as follows:

(In thousands)

Balance at December 31, 2000	$12,899
Additional loans made	21,060
Payments received	(15,147)

Balance at December 31, 2001	18,812
Additional loans made(1)	81,095
Payments received(1)	(67,730)

Balance at December 31, 2002	$32,177

(1)	The increase loans made to and payments received from related parties is primarily attributable to two lines of credit made to the spouse of one director, in the amount of $10 million each. Each line is secured by a separate time deposit of $10 million each. The purpose of the lines is for business investment. The director is not a party to either credit relationship.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of non-accrual loans and troubled debt restructurings as of December 31, 2002, 2001, and 2000 and the related net interest foregone for the years then ended:

	2002	2001	2000

	(In thousands)
Non-accrual Loans	$4,124	$7,238	$14,696

Contractual interest due	$321	$823	$1,408
Interest recognized	34	96	627

Net interest foregone	$287	$727	$781

Troubled Debt Restructurings	$5,266	$4,726	$4,531

Contractual interest due	$338	$409	$422
Interest recognized	258	370	407

Net interest foregone	$80	$39	$15

      As of December 31, 2002, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, impaired, or in non-accrual status.

5.     Other Real Estate Owned

      The balance of other real estate owned at December 31, 2002, was $653,000 and at December 31, 2001, was $1,555,000. The valuation allowance was $131,000 at December 31, 2002, and December 31, 2001. The following table presents the components of other real estate owned expense (income) for the year ended:

	2002	2001	2000

	(In thousands)
Operating expense (income)	$46	$(213)	$7
Provision for losses	—	—	71
Net gain on disposal	(395)	(3,376)	(263)

Total other real estate owned (income)	$(349)	$(3,589)	$(185)

      An analysis of the activity in the allowance for other real estate losses for the years ended December 31, 2002, 2001, and 2000 is as follows:

	2002	2001	2000

Balance, beginning of year	$131	$131	$614
Provision for losses	—	—	71
Charge-offs on disposal	—	—	(554)

Balance, end of year	$131	$131	$131

6.     Investments in Real Estate

      The Company’s investments in real estate were $21,678,000 as of December 31, 2002, and $17,727,000 as of December 31, 2001, consisting of seven investments in limited partnerships formed for the purpose of investing in low income housing projects, qualified for Federal low income housing tax credits. The limited partnerships are expected to generate tax credits over a weighted-average remaining period of approximately eleven years. In addition to the Federal tax credits, the California Corporate Tax Credit Fund, the WNC Institutional Tax Credit Fund California — Series 2, and the WNC Institutional Tax Credit Fund New York — Series 3, also qualified for State tax credits. See Note 9 of the notes to consolidated financial statements for income tax effects. In 2002, the Company acquired an interest in three additional real estate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment as follows: an interest in Lend Lease ITC XXIII with a contribution of $4,874,000, an interest in WNC Institutional Tax Credit Fund X New York — Series 3, with an initial contribution of $577,000, and an interest in the WNC Institutional Tax Credit Fund X California — Series 2, with an initial contribution of $415,000, and an additional contribution of $122,000 in October 2002. The following table presents the details of the seven projects as of December 31, 2002 and 2001:

      The following table summarizes the composition of our investments in real estate as of the dates indicated:

			Carrying Amount

	Percentage of	Acquisition	December 31,	December 31,
	Ownership	Date	2002	2001

	(Dollars in thousands)
Las Brisas	49.5%	December 1993	$—	$—
Los Robles	99.0%	August 1995	386	386
California Corporate Tax Credit Fund III	32.5%	March 1999	11,128	12,426
Wilshire Courtyard	99.9%	May 1999	4,568	4,915
Lend Lease ITC XXIII	4.5%	March 2002	4,546	—
WNC Institutional Tax Credit Fund X New York — Series 3	4.2%	August 2002	529	—
WNC Institutional Tax Credit Fund X California — Series 2	6.0%	September 2002	521	—

			$21,678	$17,727

      The Company’s 99.00% and 99.90% interests in the Los Robles and Wilshire Courtyard limited partnerships were not consolidated as of December 31, 2002 and 2001, because the Company did not have control over the operation of these limited partnerships. The Company’s investments are accounted for by using the equity method of accounting. The Company recognized a net loss of approximately $2,038,000 in 2002, $2,257,000 in 2001, and $683,000 in 2000, from the limited partnerships’ operations.

7.     Premises and Equipment

      Premises and equipment consisted of the following at December 31, 2002, and 2001:

	2002	2001

	(In thousands)
Land and land improvements	$11,953	$11,800
Building and building improvements	17,687	17,685
Furniture, fixtures and equipment	15,536	14,414
Other	3,404	2,512
Construction in process	70	291

	48,650	46,702
Less: Accumulated depreciation	18,862	17,299

Premises and equipment, net	$29,788	$29,403

      The amount of depreciation included in operating expense was $1,596,000 in 2002, $1,472,000 in 2001, and $1,500,000 in 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Borrowings

      Securities Sold under Agreements to Repurchase. The underlying collateral pledged for the repurchase agreements consists of U.S. government agency security with a carrying value of $29,972,000 and a fair value of $31,172,000 as of December 31, 2002, and is held by a custodian and maintained under the Company’s control. In 2001 and 2000, these borrowings generally matured in less than 30 days, however, at December 31, 2002, the $28.50 million balance at year-end was comprised of a long-term reverse repurchase agreement obtained in January 2002, which will mature in January 2004. The table below provides comparative data for securities sold under agreements to repurchase:

	December 31,

	2002	2001	2000

	(In thousands)
Average amount outstanding during the year(1)	$30,784	$34,799	$70,701
Maximum amount outstanding at month-end(2)	48,150	55,412	110,145
Balances, December 31	28,500	22,114	68,173
Rate at year-end	3.29%	1.01%	6.09%
Weighted-average interest rate for the year	3.08%	3.51%	6.25%

(1)	Average balances were computed using daily averages.

(2)	Highest month-end balances were January 2002, February 2001, and October 2000.

      Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank of San Francisco (“FHLB”) amounted to $50.00 million at December 31, 2002, and $30.00 million at December 31, 2001. Of the Bank’s $50.00 million in FHLB advances outstanding at December 31, 2002, $10.00 million bearing interest at 4.90% was obtained in 1998 and matures on October 28, 2003, $20.00 million bearing interest at 3.48% was obtained in 2002 and matures on February 27, 2004, and $20.00 million bearing interest at 5.45% was obtained in 2001 and matures on March 21, 2005. These advances are non-callable with fixed interest rates.

9.     Income Taxes

      For the years ended December 31, 2002, 2001, and 2000, the current and deferred amounts of the income tax expense are summarized as follows:

	2002	2001	2000

	(In thousands)
Current
Federal	$21,561	$19,367	$19,321
State	1,821	1,814	1,904

	23,382	21,181	21,225

Deferred
Federal	(1,196)	(1,350)	479
State	109	(1,011)	158

	(1,087)	(2,361)	637

Total income tax expense	$22,295	$18,820	$21,862

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	2002	2001

	(In thousands)
Deferred Tax Assets
Difference between provisions for loan losses for tax and financial reporting purposes	$9,865	$9,275
Difference between provisions for other real estate owned losses for tax and financial reporting purposes	55	71
State income tax	1,185	705
Other, net	515	676

Gross deferred tax assets	11,620	10,727

Deferred Tax Liabilities
Use of accelerated depreciation for tax purposes	(1,411)	(1,312)
Deferred loan fees		—
FHLB stock dividend	(1,025)	(1,115)
Unrealized holding gain on securities available-for-sale, net	(4,009)	(3,043)
Unrealized gain on cash flow hedge derivatives	(956)	(706)
Other, net	(163)	(368)

Gross deferred tax liabilities	(7,564)	(6,544)

Net deferred tax assets	$4,056	$4,183

      Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for 2001 are primarily the result of adjustments to conform to the tax returns as filed.

      In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize all benefits related to these deductible temporary differences.

      Included in other assets in the statements of condition, at December 31, 2002 and 2001, were net deferred tax assets of $4,056,000 in 2002, and $4,183,000 for 2001. Other assets as of December 31, 2002 and 2001 included a current income tax receivable of $35,000 for 2002 and $996,000 for 2001. Other liabilities as of December 31, 2002 and 2001 include a current income tax payable $24,745,000 for 2002 and $19,370,000 for 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense results in effective tax rates that differ from the statutory Federal income tax rate for the years indicated as follows:

	2002

			2001

					2000

	)
	(In thousands
Tax provision at Federal statutory rate	$24,848	35.00%	$21,504	35.00%	$21,157	35.00%
State income taxes, net of Federal income tax benefit	1,255	1.77	522	0.85	1,340	2.22
Interest on obligations of state and political subdivisions, which are exempt from Federal taxation	(141)	(0.20)	(72)	(0.12)	(1,240)	(2.05)
Low income housing tax credits	(2,732)	(3.85)	(2,294)	(3.73)	(947)	(1.57)
Non-deductible expense — Amortization of goodwill	—	—	236	0.38	231	0.38
Other, net	(935)	(1.32)	(1,076)	(1.75)	1,321	2.19

Total income tax expense	$22,295	31.40%	$18,820	30.63%	$21,862	36.17%

10.     Stockholders’ Equity and Earnings per Share

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

      Under California State banking law, the Bank may not pay a cash dividend, without regulatory approval, which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. The amount of retained earnings available for cash dividends as of December 31, 2002, is restricted to approximately $103,076,000 under this regulation.

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

      The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.” A well capitalized institution must have a Tier 1 capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5%. At December 31, 2002, the Bank was in compliance with the minimum capital requirements and is considered well capitalized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s and the Bank’s capital and leverage ratios as of December 31, 2002, and 2001 are presented in the tables below:

	Company			Bank			Company			Bank

	As of December 31, 2002						As of December 31, 2001

	Balance		Percentage	Balance		Percentage	Balance		Percentage	Balance		Percentage

	(Dollars in thousands)
Tier I Capital (to risk- weighted assets)	$271,613	(1)	11.93%	$262,874	(1)	11.57%	$231,916	(2)	11.15%	$224,239	(2)	10.80%
Tier I Capital minimum requirement	91,043		4.00	90,876		4.00	83,231		4.00	83,064		4.00

Excess	$180,570		7.93%	$171,998		7.57%	$148,685		7.15%	$141,175		6.80%

Total capital (to risk-weighted assets)	$296,156	(1)	13.01%	$287,417	(1)	12.65%	$255,904	(2)	12.30%	$248,227	(2)	11.95%
Total Capital minimum requirement	182,085		8.00	181,752		8.00	166,462		8.00	166,129		8.00

Excess	$114,071		5.01%	$105,665		4.65%	$89,442		4.30%	$82,098		3.95%

Risk-weighted assets	$2,276,063			$2,271,902			$2,080,776			$2,076,608
Tier I Capital (to average assets) Leverage ratio	$271,613	(1)	10.11%	$262,874	(1)	9.80%	$231,916	(2)	9.48%	$224,239	(2)	9.18%
Minimum leverage requirement	107,439		4.00	107,258		4.00	97,843		4.00	97,665		4.00

Excess	$164,174		6.11%	$155,616		5.80%	$134,073		5.48%	$126,574		5.18%

Total average assets	$2,685,983	(3)		$2,681,438	(3)		$2,446,084	(3)		$2,441,623	(3)

(1)	Excluding accumulated other comprehensive income of $6,719,000 and intangibles of $8,682,000.

(2)	Excluding accumulated other comprehensive income of $5,063,000 and intangibles of $8,880,000.

(3)	Average assets represent average balances for the fourth quarter of 2002 and the fourth quarter of 2001.

      The Board of Directors of Bancorp is authorized to issue preferred stock in one or more series and to fix the voting powers, designations, preferences or other rights of the shares of each such class or series and the qualifications, limitations, and restrictions thereon. Any preferred stock issued by Bancorp may rank prior to Bancorp common stock as to dividend rights, liquidation preferences, or both, may have full or limited voting rights, and may be convertible into shares of Bancorp common stock. No preferred stock has been issued as of December 31, 2002.

      On November 16, 2000, Bancorp’s Board of Directors adopted a Rights Agreement between Bancorp and American Stock Transfer and Trust Company, as Rights Agent, and declared a dividend of one preferred share purchase right for each outstanding share of Bancorp common stock. The dividend was payable on January 19, 2001, to stockholders of record at the close of business on the record date, December 20, 2000. Each preferred share purchase right entitles the registered holder to purchase from Bancorp one one-thousandth of a share of Bancorp’s series A junior participating preferred stock at a price of $200, subject to adjustment. In general, the rights become exercisable if, after December 20, 2000, a person or group acquires 15% or more of Bancorp’s common stock or announces a tender offer for 15% or more of the common stock. The Board of Directors is entitled to redeem the rights at one cent per right at any time before any such person acquires 15% or more of the outstanding common stock. The rights will expire in ten years. The complete terms and conditions of the rights are contained in the Rights Agreement, between Bancorp and the Rights Agent, which was filed as an exhibit to Bancorp’s Form 8-A on December 20, 2000. The Rights Agreement is a successor to Bancorp’s prior rights agreement, which expired at the close of business on December 20, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	Year Ended			Year Ended			Year Ended
	December 31, 2002			December 31, 2001			December 31, 2000

			Per						Per
	Income	Shares	Share	Income	Per Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(In thousands, except share and per share data)
Net Income	$48,700			$42,620			$38,587

Basic EPS income available to common stockholders	$48,700	17,991,333	$2.71	$42,620	18,107,790	$2.35	$38,587	18,113,502	$2.13
Effect of dilutive stock options		123,786			57,470			34,268

Diluted EPS income available to common stockholders	$48,700	18,115,119	$2.69	$42,620	18,165,260	$2.35	$38,587	18,147,770	$2.13

      For the years ended December 31, 2002 and 2000, all outstanding options had a dilutive effect and were included in the computation of diluted earnings per share. Options to purchase an additional 51,635 shares of common stock were outstanding at December 31, 2001, and were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

11.     Commitments and Contingencies

      Litigation. The Company is involved in various litigation concerning transactions entered into during the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of such litigation will have a material effect upon its financial statements taken as a whole.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Financial instruments whose contract amounts represent the amount of credit risk include the following:

	2002	2001

	(In thousands)
Commitments to extend credit	$725,000	$676,000
Standby letters of credit	15,000	18,000
Other letters of credit	37,000	27,000
Bill of lading guarantee	11,000	13,000

Total	$788,000	$734,000

      Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment agreement. These commitments generally have fixed expiration dates and are expected to expire without being drawn upon. The total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrowers.

      As of December 31, 2002, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

      The Company’s exposure to credit risk from this financial guarantee is essentially the same as if the Company was the owner of the corporation debt. At December 31, 2002, the Company has no outstanding financial guarantees.

      Letters of credit and bill of lading guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in making loans to customers.

      As of December 31, 2002, the Company had available credit lines with other financial institutions in the amount of $332,500,000.

      Derivative Financial Instruments. The Company entered into a forward rate agreement with a notional amount of $100 million that was recorded at fair value, with gains recorded as securities gains in the accompanying consolidated statements of income and comprehensive income. The agreement expired in March 2001.

      On March 21, 2000, the Company entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.00 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at December 31, 2002, was approximately two and an one quarter years. At December 31, 2002, the fair value of the interest rate swap was $2.27 million, exclusive of accrued interest or $1.19 million, net of tax compared to $1.68 million, exclusive of accrued interest, or $869,000 net of tax, at December 31, 2001. For the twelve months ended December 31, 2002, net amounts totaling $1.06 million were reclassified into earnings. The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to reclassify into earnings within the next 12 months is approximately $1.16 million.

      Leases. The Company is obligated under a number of operating leases for premises and equipment with terms ranging from 1 to 55 years, many of which provide for periodic adjustment of rentals based on changes in various economic indicators. Rental expense was $2,507,000 for 2002, $2,269,000 for 2001 and $2,200,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for 2000. The following table shows future minimum payments under operating leases with terms in excess of one year as of December 31, 2002.

Year Ended December 31,	Commitments

(In thousands)
2003	$1,772 (1)
2004	1,562
2005	1,499
2006	1,488
2007	1,148
Thereafter	11,719

Total minimum lease payments	$19,188

(1)	Includes the annual lease payment of approximately $107,000 to be made to T.C. Realty, Inc., a corporation owned by Mr. Patrick Lee’s spouse. Mr. Lee is a director of the Bancorp and the Bank. The 3-year lease is due to expire in 2003.

      Rental income was $515,000 for 2002, $450,000 for 2001, and $437,000 for 2000. The following table shows future rental payments to be received under operating leases with terms in excess of one year as of December 31, 2002:

Year Ended December 31,	Commitments

(In thousands)
2003	$468
2004	322
2005	124
2006	59
2007	43
Thereafter	66

Total minimum lease payments to be received	$1,082

12.	Fair Value of Financial Instruments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Derivative Financial Instruments. The fair value of interest rate swap was quoted market prices at the reporting date. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

	As of December 31, 2002		As of December 31, 2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In thousands)
Financial Assets
Cash and due from banks	$70,777	$70,777	$73,514	$73,514
Federal funds sold and securities purchased under agreements to resell	19,000	19,000	13,000	13,000
Securities available-for-sale	248,273	248,273	248,958	248,958
Securities held-to-maturity	459,452	477,782	374,356	382,814
Loans, net	1,848,078	1,871,740	1,640,032	1,643,459
Interest rate swap	2,568	2,568	1,928	1,928
Financial Liabilities
Deposits	2,314,643	2,322,556	2,122,348	2,128,850
Securities sold under agreements to repurchase	28,500	28,939	22,114	22,114
Advances from Federal Home Loan Bank	50,000	52,364	30,000	30,397

	As of December 31, 2002		As of December 31, 2001

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

	(In thousands)
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$725,024	$(424)	$676,513	$(349)
Standby letters of credit	15,229	(54)	17,595	(64)
Other letters of credit	36,667	(196)	26,923	(91)
Bill of lading guarantee	10,608	(71)	12,729	(72)

13.     Employee Benefit Plans

      Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company makes annual contributions to a trust in the form of either cash or common stock of the Company for the benefit of eligible employees. Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations. The Company also pays for the administration of this plan and of the trust. The ESOP purchased 50,453 shares in 2002, 28,918 shares in 2001, and 37,510 shares in 2000, of the Bancorp’s stock at an aggregate cost of $1,694,078 in 2002, $773,163 in 2001, and $812,359 in 2000. The shares purchased in 2002 included 34,200 shares bought on the open market and 16,253 shares bought through the Dividend Reinvestment Plan. The shares purchased in 2001 included 8,400 shares bought on the open market and 20,518 shares bought through the Dividend Reinvestment Plan. The shares purchased in 2000 included 15,000 shares bought on the open market and 22,510 shares bought through the Dividend Reinvestment Plan. The Company contributed $694,000 in 2002, $598,500 in 2001, and $564,800 in 2000 to the trust. The expense was charged to salaries and employee benefits in the accompanying consolidated statements of income and comprehensive income. In 2002, distribution of benefits to participants totaled 112,821 shares. As of December 31, 2002, the ESOP owned 982,120 shares or 5.46% of the Company’s outstanding common stock.

      Cathay Bancorp, Inc. 401(k) Plan. In 1997, the Board approved the Cathay Bancorp, Inc. 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed three months of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service and have attained the age of 21 are eligible to participate. Enrollment dates are on January 1st, April 1st, July 1st and October 1st of each year.

      Participants may contribute up to 15% of their compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. The Company matches 50% of the participants’ contribution up to 4% of their compensation after one year of service. The vesting schedule for the matching contribution is 0% for less than two years of service, 25% after two years of service and from then on, at an increment of 25% each year until 100% vested after five years of service. The Company’s contribution amounted to $247,400 in 2002, $227,900 in 2001, and $198,100 in 2000.

      The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulation. Participants may also borrow up to 50% of the vested amount, up to a maximum of $50,000. The minimum loan amount is $1,000.

14.     Equity Incentive Plans

      In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, directors and eligible employees may be granted incentive or non-statutory stock options, or awarded restricted stock, for up to 2,150,000 shares of the Company’s common stock on a split adjusted basis. The Equity Incentive Plan currently expires on February 2008.

      The Company granted non-statutory stock options to selected bank officers and non-employee directors in 2000 to purchase a total of 110,000 shares, in 2001 to purchase a total of 112,800 shares, and in 2002 to purchase a total of 113,440 shares of the Company’s common stock. The exercise price per share of these non-statutory stock options is equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events). If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards.

		Weighted-Average
	Shares	Exercise Price

Balance, December 31, 1999	89,400	$16.50
Granted	110,000	21.25
Exercised	(2,904)	16.50
Forfeited	(840)	21.25

Balance, December 31, 2000	195,656	$19.15

Granted	112,800	30.10
Exercised	(17,494)	17.55
Forfeited	(23,740)	24.94

Balance, December 31, 2001	267,222	$23.36

Granted	113,440	32.55
Exercised	(15,202)	19.37
Forfeited	(1,640)	28.71

Balance, December 31, 2002	363,820	$26.37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows stock options outstanding and exercisable as of December 31, 2002, the corresponding exercise prices and the weighted-average contractual life remaining.

	Outstanding

		Weighted-Average
		Remaining Contractual	Exercisable
Exercise Price	Shares	Life (in Years)	Shares

$16.50	63,600	5.8	50,512
21.25	86,816	7.1	27,000
30.10	100,684	8.1	13,716
32.55	112,720	9.2	—

	363,820	7.8	91,228

      No compensation cost has been recognized for its stock option plans in the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Condensed Financial Information of Cathay Bancorp, Inc. (Unaudited)

      The condensed financial information of Cathay Bancorp, Inc. as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001, and 2000 were as follows:

Statements of Condition

	Year Ended December 31,
	2002	2001

	(In thousands, except
	share and per share data)
Assets
Cash	$4,249	$3,248
Investment securities	4,058	3,999
Investment in subsidiary — Cathay Bank	279,222	238,335
Other assets	500	500

Total assets	$288,029	$246,082

Liabilities
Accrued expenses	$68	$71

Total liabilities	68	71

Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized, 18,305,255 issued and 17,999,955 outstanding in 2002, and 18,235,538 issued and 17,957,738 outstanding in 2001	183	182
Treasury stock, at cost (305,300 shares in 2002 and 277,800 shares in 2001)	(8,287)	(7,342)
Additional paid-in-capital	70,857	68,517
Accumulated other comprehensive income, net	6,719	5,063
Retained earnings	218,489	179,591

Total stockholders’ equity	287,961	246,011

Total liabilities and stockholders’ equity	$288,029	$246,082

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Income and Comprehensive Income

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash dividends from Cathay Bank	$9,801	$14,058	$7,965
Other expenses	(573)	(469)	(280)

Income before income tax expense	9,228	13,589	7,685
Income tax benefit	241	196	118

Income before undistributed earnings of subsidiary	9,469	13,785	7,803

Equity in undistributed earnings of subsidiary	39,231	28,835	30,784

Net income	48,700	42,620	38,587

Other comprehensive income, net of tax:
Unrealized holding gains arising during the year	3,290	2,408	3,084
Cumulative adjustment upon adoption of SFAS No. 133	—	566	—
Unrealized gains on cash flow hedge derivatives	326	303	—
Less: reclassification adjustments included in net income	1,960	517	(225)

Total other comprehensive income, net of tax	1,656	2,760	3,309

Total comprehensive income	$50,356	$45,380	$41,896

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from Operating Activities
Net income	$48,700	$42,620	$38,587
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(39,231)	(28,835)	(30,784)
(Decrease) increase in accrued expenses	(3)	8	22
Write-downs on venture capital investments	341	65	—
Other assets	—	(500)	—

Net cash provided by operating activities	9,807	13,358	7,825

Cash Flows from Investing Activities
Purchase of investment securities	(400)	(655)	(3,410)

Net cash used in investing activities	(400)	(655)	(3,410)

Cash Flows from Financing Activities
Cash dividends	(9,802)	(9,057)	(7,965)
Proceeds from shares issued under the Dividend Reinvestment Plan	1,898	1,811	1,691
Proceeds from exercise of stock options and tax benefits from stock plans	443	432	56
Purchase of treasury stock	(945)	(7,342)	—

Net cash used in financing activities	(8,406)	(14,156)	(6,218)

Increase (decrease) in cash and cash equivalents	1,001	(1,453)	(1,803)
Cash and cash equivalents, beginning of year	3,248	4,701	6,504

Cash and cash equivalents, end of year	$4,249	$3,248	$4,701

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$150	$150	$150
Non-cash investing activities:
Net change in unrealized holding gains on securities available-for-sale, net of tax	$1,330	$1,891	$3,309
Cumulative adjustment upon adoption of SFAS No. 133, net of tax	$—	$566	$—
Net change in unrealized gains on cash flow hedge derivatives, net of tax	$326	$303	$—

16.	Dividend Reinvestment Plan

      The Company has a dividend reinvestment plan which allows for participants’ reinvestment of cash dividends and certain additional optional investments in the Company’s common stock. Shares issued under the plan and the consideration received on a post-split stock basis were 54,515 for $1,896,000 in 2002, 69,314 for $1,811,000 in 2001, and 78,660 for $1,691,000 in 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Results of Operations (Unaudited)

      The following table sets forth selected unaudited quarterly financial data:

	Summary of Operations

	2002				2001

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Interest income	$36,224	$36,304	$35,267	$36,266	$36,608	$39,977	$40,721	$42,046
Interest expense	9,340	10,062	9,835	10,683	13,121	15,965	17,660	19,407

Net interest income	26,884	26,242	25,432	25,583	23,487	24,012	23,061	22,639
Provision for loan losses	1,500	1,500	1,500	1,500	2,773	1,200	1,200	1,200

Net interest income after provision for loan losses	25,384	24,742	23,932	24,083	20,714	22,812	21,861	21,439

Non-interest income	3,630	5,185	4,022	3,334	3,721	4,154	3,052	3,852
Non-interest expense	11,560	10,891	10,214	10,652	8,461	10,253	10,340	11,111

Income before income tax expense	17,454	19,036	17,740	16,765	15,974	16,713	14,573	14,180
Income tax expense	5,385	6,031	5,502	5,377	4,437	5,208	4,375	4,800

Net income	12,069	13,005	12,238	11,388	11,537	11,505	10,198	9,380

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the year	159	1,939	3,527	(2,334)	(811)	2,201	(730)	1,748
Cumulative adjustment upon adoption of SFAS No. 133	—	—	—	—	—	—	—	566
Unrealized gains (losses) on cash flow hedge derivatives	(166)	417	141	(66)	(316)	511	(148)	256
Less: reclassification adjustments included in net income	499	550	718	194	127	287	79	24

Total other comprehensive income (loss), net of tax	(506)	1,806	2,950	(2,594)	(1,254)	2,425	(957)	2,546

Total comprehensive income	$11,563	$14,811	$15,188	$8,794	$10,283	$13,930	$9,241	$11,926

Basic net income per common share	$0.67	$0.72	$0.68	$0.63	$0.64	$0.63	$0.56	$0.52
Diluted net income per common share	$0.67	$0.72	$0.67	$0.63	$0.64	$0.63	$0.56	$0.52