Form 10-Q
period 2003-03-31
CATHAY BANCORP INC
filed 2003-05-15
CIK 861842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, 18,019,830 shares outstanding as of April 23, 2003.

CATHAY BANCORP, INC. AND SUBSIDIARY

1ST QUARTER 2003 REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Business
Recent Announcement
Basis of Presentation
Recent Accounting Pronouncements
Financial Derivatives
Earnings per Share
Stock-Based Compensation
Commitments and Contingencies
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies
Subsequent Events
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
SIGNATURES
CERTIFICATIONS

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

(Unaudited)

CATHAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	(In thousands, except share and per share data)	March 31, 2003	December 31, 2002	% change

	Assets
	Cash and due from banks	$87,046	$70,777	23
	Federal funds sold and securities purchased under agreements to resell	8,000	19,000	(58)
	Cash and cash equivalents	95,046	89,777	6
	Securities available-for-sale (amortized cost of $320,419 in 2003 and $238,740 in 2002)	327,440	248,273	32
	Securities held-to-maturity (estimated fair value of $477,544 in 2003 and $477,782 in 2002)	459,839	459,452	—
	Loans	1,955,514	1,877,227	4
Less:	Allowance for loan losses	(25,963)	(24,543)	6
	Unamortized deferred loan fees	(4,821)	(4,606)	5
	Loans, net	1,924,730	1,848,078	4
	Other real estate owned, net	653	653	—
	Investments in real estate, net	21,647	21,678	—
	Premises and equipment, net	29,463	29,788	(1)
	Customers’ liability on acceptances	10,696	10,608	1
	Accrued interest receivable	13,188	14,453	(9)
	Goodwill	6,552	6,552	—
	Other assets	23,354	24,686	(5)

	Total assets	$2,912,608	$2,753,998	6

	Liabilities and Stockholders’ Equity
	Deposits
	Non-interest-bearing demand deposits	$321,423	$302,828	6
	Interest-bearing deposits:
	NOW deposits	156,474	148,085	6
	Money market deposits	180,881	161,580	12
	Savings deposits	297,194	290,226	2
	Time deposits under $100	434,985	425,138	2
	Time deposits of $100 or more	1,025,482	986,786	4
	Total deposits	2,416,439	2,314,643	4

	Securities sold under agreements to repurchase	125,500	28,500	340
	Advances from the Federal Home Loan Bank	50,000	50,000	—
	Acceptances outstanding	10,696	10,608	1
	Other liabilities	13,264	62,286	(79)
	Total liabilities	2,615,899	2,466,037	6

	Stockholders’ Equity
	Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—	—
	Common stock, $0.01 par value, 25,000,000 shares authorized, 18,320,900 issued and 18,000,990 outstanding in 2003 and 18,305,255 issued and 17,999,955 outstanding in 2002	183	183	—
	Treasury stock, at cost (319,910 shares in 2003 and 305,300 in 2002)	(8,810)	(8,287)	6
	Additional paid-in-capital	73,382	70,857	4
	Unearned compensation	(1,840)	—	—
	Accumulated other comprehensive income, net	5,290	6,719	(21)
	Retained earnings	228,504	218,489	5
	Total stockholders’ equity	296,709	287,961	3

	Total liabilities and stockholders’ equity	$2,912,608	$2,753,998	6

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
(In thousands, except share and per share data)	2003	2002

INTEREST INCOME
Interest on loans	$26,524	$26,808
Interest on securities available-for-sale	2,987	3,951
Interest on securities held-to-maturity	5,884	5,286
Interest on federal funds sold and securities purchased under agreements to resell	173	210
Interest on deposits with banks	2	11
Total interest income	35,570	36,266

INTEREST EXPENSE
Time deposits of $100 or more	5,200	6,389
Other deposits	2,681	3,561
Other borrowed funds	1,254	733
Total interest expense	9,135	10,683
Net interest income before provision for loan losses	26,435	25,583
Provision for loan losses	1,650	1,500
Net interest income after provision for loan losses	24,785	24,083

NON-INTEREST INCOME
Securities gains (losses)	1,795	(42)
Letters of credit commissions	498	472
Depository service fees	1,333	1,481
Other operating income	1,577	1,423
Total non-interest income	5,203	3,334

NON-INTEREST EXPENSE
Salaries and employee benefits	6,643	6,165
Occupancy expense	981	931
Computer and equipment expense	820	804
Professional services expense	997	1,090
FDIC and State assessments	130	124
Marketing expense	389	333
Other real estate owned expense (income)	46	(190)
Operations of investments in real estate	525	616
Other operating expense	803	779
Total non-interest expense	11,334	10,652
Income before income tax expense	18,654	16,765
Income tax expense	6,120	5,377
Net income	12,534	11,388

Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period	(292)	(2,334)
Unrealized gains (losses) on cash flow hedge derivatives	27	(66)
Less: reclassification adjustments included in net income	1,164	194
Total other comprehensive loss, net of tax	(1,429)	(2,594)
Total comprehensive income	$11,105	$8,794

Net income per common share:
Basic	$0.70	$0.63
Diluted	$0.69	$0.63

Cash dividends paid per common share	$0.140	$0.125

Basic average common shares outstanding	18,003,791	17,968,562
Diluted average common shares outstanding	18,117,001	18,044,876

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
(In thousands)	2003	2002
Cash Flows from Operating Activities
Net income	$12,534	$11,388
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	1,650	1,500
Depreciation	416	387
Gain on sale of other real estate owned	—	(173)
Gain on sale of loans	(140)	(83)
Gain on sale and call of investment securities	(1,897)	(1)
Write-downs on venture capital investment	102	43
Amortization of investment securities premiums, net	511	210
Amortization of intangibles	47	51
Stock-based compensation expense	97	—
Tax benefit from stock options	(41)	10
Increase (decrease) in deferred loan fees, net	216	(52)
Decrease in accrued interest receivable	1,265	1,154
Decrease (increase) in other assets, net	2,409	(532)
Decrease in other liabilities	(49,022)	(6,209)
Total adjustments	(44,387)	(3,695)
Net cash (used) provided by operating activities	(31,853)	7,693

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(131,192)	(92,211)
Proceeds from maturity and call of investment securities available-for-sale	32,385	27,000
Proceeds from sale of investment securities available-for-sale	18,014	—
Proceeds from repayment of mortgage-backed securities available-for-sale	933	1,836
Purchase of investment securities held-to-maturity	(2,847)	(1,463)
Proceeds from maturity and call of investment securities held-to-maturity	10,921	11,260
Purchase of mortgage-backed securities held-to-maturity	(34,645)	(9,225)
Proceeds from repayment of mortgage-backed securities held-to-maturity	25,649	16,727
Proceeds from sale of loans	3,042	2,187
Net increase in loans	(81,420)	(16,799)
Purchase of premises and equipment	(91)	(705)
Proceeds from sale of other real estate owned	—	654
Net decrease (increase) in investments in real estate	31	(4,258)
Net cash used in investing activities	(159,220)	(64,997)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW deposits, money market and savings deposits	53,253	19,995
Net increase in time deposits	48,543	14,604
Net increase in securities sold under agreements to repurchase	97,000	8,782
Increase in advances from Federal Home Loan Bank	—	20,000
Cash dividends	(2,519)	(2,244)
Proceeds from shares issued to the Dividend Reinvestment Plan	588	437
Proceeds from exercise of stock options	—	34
Purchase of treasury stock	(523)	—
Net cash provided by financing activities	196,342	61,608

Increase in cash and cash equivalents	5,269	4,304
Cash and cash equivalents, beginning of the period	89,777	86,514
Cash and cash equivalents, end of the period	$95,046	$90,818

Supplemental disclosure of cash flows information
Cash paid during the period:
Interest	$9,365	$11,282
Income taxes	$21,558	$16,773
Non-cash investing activities:
Transfer to investment securities available-for-sale within 90 days of maturity	$125	$273
Net change in unrealized holding gain on securities available-for-sale, net of tax	$(1,456)	$(2,528)
Net change in unrealized gains on cash flow hedge derivatives, net of tax	$27	$(66)
Transfers to other real estate owned	$—	$156

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

Recent Announcement

On May 7, 2003, the Bancorp announced the signing of a merger agreement whereby GBC Bancorp (“GBC”) will merge into the Bancorp, the name of which will be changed to Cathay General Bancorp.  Simultaneously, General Bank, a wholly-owned subsidiary of GBC, will merge into the Bank.  If the transaction is completed, the Bancorp will pay cash of $162.4 million and will issue 6.75 million shares of its common stock for all the outstanding shares of GBC.  The number of the Bancorp shares is subject to increase or decrease at the option of a party under certain limited circumstances.  The allocation of the cash and stock consideration will be dependent, among other factors, on the elections made by GBC shareholders.

Completion of the merger, which has been approved by the boards of directors of both the Bancorp and GBC, is subject to certain conditions, including approval by the shareholders of both the Bancorp and GBC and applicable regulatory authorities.  The transaction is expected to close during the fourth quarter 2003.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  Certain reclassifications have been made to the prior year’s financial statements to conform to the March 31, 2003 presentation.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of FASB Statement No. 123.  This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.  The Company adopted SFAS No. 148 prospectively on January 1, 2003.  See “Stock-Based Compensation,” in these Notes to Condensed Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34.”  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and did not have a material effect on the Company’s financial statements.  The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.  See “Commitments and Contingencies,” in these Notes to Condensed Consolidated Financial Statements.

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

As of March 31, 2003, the Company owned interests in two limited partnerships, for which it is reasonably possible that the limited partnerships may be construed to be variable interest entities subject to consolidation under Interpretation No. 46.  Both of these investments were formed for the purpose of investing in low-income housing projects, which qualify for federal low-income housing tax credits and/or California tax credits, and at March 31, 2003, the carrying amount of those investments in real estate was $4.84 million.  As of March 31, 2003, the Company had fully satisfied all capital commitments required under these two investments in real estate, and in addition, under the terms of both limited partnership agreements, the Company is not liable for the debts, liabilities, contracts, or any other obligation of these limited partnerships. Application of Interpretation No. 46 for the Company will be the third quarter of 2003.  The Company has not completed its analysis to determine the impact to the Company in adopting the application of Interpretation No. 46.  However, the Company expects that the adoption will not have a material impact on the Company’s results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  This Statement is generally effective for contracts entered into or modified after June 30, 2003, and is not expected to have a material impact on the Company’s financial statements.

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

On March 21, 2000, the Company hedged a portion of its floating interest rate loans through an interest rate swap agreement with a $20.00 million notional amount.  The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at March 31, 2003 was less than eight quarters.  Amounts to be paid or received on the interest rate swap are reclassified into earnings upon the receipt of interest payments on the underlying hedged loans, including amounts totaling $292,000 that were reclassified into earnings during the three months ended March 31, 2003.  The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $1.17 million.

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

For the three months ended March 31, 2003, options to purchase an additional 179,167 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.  All options to purchase shares of common stock at March 31, 2002, were included in the computation of diluted earnings per share.

The following table sets forth basic and diluted earnings per share calculations:

	Three months ended March 31,
(Dollars in thousands, except share and per share data)	2003	2002
Net income	$12,534	$11,388

Weighted-average shares:
Basic weighted-average number of common shares outstanding	18,003,791	17,968,562
Dilutive effect of weighted-average outstanding common shares equivalents	113,210	76,314
Diluted weighted-average number of common shares outstanding	18,117,001	18,044,876
Earnings per share:
Basic	$0.70	$0.63
Diluted	$0.69	$0.63

Stock-Based Compensation

Prior to 2003, the Company used the intrinsic-value method to account for stock-based compensation.  Accordingly, no expense was recorded in periods prior to 2003.  In 2003, the Company adopted prospectively the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of

FASB Statement No. 123,” and began recognizing the expense associated with stock options granted during 2003 using the fair value method, which resulted in a $97,000 charge to salaries and employee benefits.  Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date, and is recognized as an expense over the vesting period of the grant.  The Company uses the Black-Scholes option pricing model to estimate the value of granted options.  This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate.  Since compensation cost is measured at the grant date, the only variable whose change would impact expected compensation expense recognized in future periods for 2003 grants is actual forfeitures.

If the compensation cost for the Company’s stock option plan had been determined with the fair value at the grant dates, for all awards under the Plan consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the first quarter of 2003 and 2002 would have been reduced to the pro forma amounts indicated in the table below.

	For the Three Months Ended March 31,
	2003	2002
Net income, as reported	$12,534	$11,388
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	56	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(124)	(53)
Pro forma net income	$12,466	$11,335

Earnings per share:
Basic - as reported	$0.70	$0.63
Basic - pro forma	0.69	0.63

Diluted - as reported	0.69	0.63
Diluted - pro forma	0.69	0.63

Commitments and Contingencies

In the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of loans, or through commercial or standby letters of credit and financial guarantees.  Those instruments represent varying degrees of exposure to risk in excess of the amounts included in the accompanying condensed consolidated statements of condition.  The contractual or notional amount of these instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the level of expected losses, if any.

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

(In thousands)	At March 31, 2003	At December 31, 2002
Commitments to extend credit	$660,000	$725,000
Standby letters of credit	16,000	15,000
Other letters of credit	29,000	37,000
Bill of lading guarantee	11,000	11,000
Total	$716,000	$788,000

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

The Company’s exposure to credit risk from financial guarantees is essentially the same as if the Company was the owner of the corporation debt.  At March 31, 2003, and at December 31, 2002, the Company had no outstanding financial guarantees.

Letters of credit and bill of lading guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making loans to customers.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is given based on the assumption that the reader has access to and read the Annual Report on Form 10-K for the year ended December 31, 2002, of Cathay Bancorp, Inc. (“Bancorp”) and its wholly-owned subsidiary Cathay Bank (the “Bank” and together the “Company” or “we”, “us,” or “our”).

The statements in this report include forward-looking statements regarding management’s beliefs, projections, and assumptions concerning future results and events.  These forward-looking statements may, but do not necessarily, also include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue” or similar expressions.  Forward-looking statements in this report include, but are not limited to, those regarding the proposed merger with GBC Bancorp, such as statements about the approvals and timing of the merger.  Forward-looking statements are not guarantees.  They involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, adverse developments, or conditions related to or arising from:

•                  our expansion into new market areas;

•                  fluctuations in interest rates;

•                  demographic changes;

•                  increases in competition;

•                  deterioration in asset or credit quality;

•                  changes in the availability of capital;

•                  adverse regulatory developments;

•                  changes in business strategy or development plans, including the deregistration of the registered investment company, which became effective in March 2003, and the formation of a real estate investment trust, for which we received regulatory approval in February 2003;

•                  general economic or business conditions; and

•                  other factors discussed in Part II – Item 7 – “Factors that May Affect Future Results,” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Actual results in any future period may also vary from the past results discussed in this report.  Given these risks and uncertainties, we caution readers not to place undue reliance on any forward-looking statements, which speak as of the date of this report.  We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events

We invite you to visit us at our Web site at www.cathaybank.com, to access free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, and our quarterly earnings releases.  In addition, you can write us to obtain a free copy of any of those reports at Cathay Bancorp, Inc., 777 North Broadway, Los Angeles, California 90012, Attn: Investor Relations.

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

FIRST QUARTER HIGHLIGHTS:

•                  An increase of 10.06% in 1st quarter 2003 net income to $12.53 million compared with $11.39 million during the same quarter a year ago.

•                  Strong total asset growth of $158.61 million or 5.76% to $2.91 billion at March 31, 2003, from year-end 2002 of $2.75 billion.

•                  Strong gross loan growth of $78.29 million or 4.17%, primarily in commercial mortgage loans and commercial loans.

•                  Strong deposit accounts growth of 4.40% or $101.80 million, of which $46.29 million was in transaction and money market accounts.

•                  Reflecting our emphasis on credit quality and credit management, non-performing assets (“NPAs”) to gross loans plus other real estate owned decreased by 10.26% to 0.35% at quarter-end, and decreased 57.83% from the same quarter in 2002.

•                  Net charge offs of $230,000 or 0.05% of average net loans compared with net charge-offs of $1.44 million or 0.36% of average net loans in the quarter of a year ago.

•                  Return on average stockholders’ equity (“ROE”) was 17.43% and return on average assets (“ROA”) was 1.79% for the quarter ended March 31, 2003.

•                  On February 20, 2003, the American Banker newspaper ranked Cathay Bancorp as the 8th most efficient US bank holding company among the 500 largest, which is the highest among California institutions included in the rankings, based on year-to-date results as of the 3rd quarter 2002.  Previously, the Company had been ranked 9th by the American Banker newspaper, based on first quarter results for 2002.

Subsequent Event

On May 7, 2003, the Bancorp announced the signing of a merger agreement whereby GBC Bancorp ("GBC") will merge into the Bancorp, the name of which will be changed to Cathay General Bancorp. Simultaneously, General Bank, a wholly-owned subsidiary of GBC, will merge into the Bank. If the transaction is completed, the Bancorp will pay cash of $162.4 million and will issue 6.75 million shares of its common stock for all the outstanding shares of GBC. The number of the Bancorp shares is subject to increase or decrease at the option of a party under certain limited circumstances. The allocation of the cash and stock consideration will be dependent, among other factors, on the elections made by GBC shareholders.

Completion of the merger, which has been approved by the boards of directors of both the Bancorp and GBC, is subject to certain conditions, including approval by the shareholders of both the Bancorp and GBC and applicable regulatory authorities. The transaction is expected to close during the fourth quarter 2003.

Income Statement Review

Net Income

Net income for the first quarter of 2003 was $12.53 million or $0.69 per diluted share, a 10.06% increase in net income compared with net income of $11.39 million or $0.63 per diluted share for the same quarter a year ago.  Return on average stockholders’ equity was 17.43% and return on average assets was 1.79% for the first quarter of 2003 compared with a return on average stockholders’ equity of 18.45% and a return on average assets of 1.85% for the three months ended March 31, 2002.

FINANCIAL PERFORMANCE

	1st Quarter 2003	1st Quarter 2002
(In thousands, except per share data)
Net income	$12,534	$11,388
Basic earnings per share	$0.70	$0.63
Diluted earnings per share	$0.69	$0.63
Return on average assets	1.79%	1.85%
Return on average stockholders’ equity	17.43%	18.45%
Efficiency ratio	35.82%	36.84%
Total average assets	$2,844,276	$2,501,688
Total average stockholders equity	$291,608	$250,365

Taxable-Equivalent Net Interest Income Before Provision for Loan Losses

Changes in net interest income and margin result from the interaction among the volume and composition of earning assets, related yields and associated funding costs.  Accordingly, portfolio size, composition, and yields earned and funding costs can have a significant impact on net interest income and margin.

Taxable-equivalent net interest income increased by $851,000 to $26.98 million compared to taxable-equivalent net interest income of $26.13 million in the year ago quarter.  The level of net interest income for the first three months of 2003 reflected the positive effect of the growth in average commercial mortgage loans and commercial loans, and the growth in lower-cost core deposits accounts (defined as total deposits less time deposit accounts of $100,000 or more), which helped mitigate the 50 basis point decrease in the target federal funds rate on November 7, 2002, by the Federal Open Market Committee (“FOMC”).  Sequentially, quarter-over-quarter, our net interest income decreased because of the aforementioned interest rate decrease by the FOMC, when compared with taxable-equivalent net interest income of $27.43 million during the fourth quarter 2002.

The taxable-equivalent net interest margin fell 43 basis points from 4.52% during the first quarter of 2002 to 4.09% for the 1st quarter 2003.  The decrease of 43 basis points to the taxable-equivalent net interest margin during the past twelve months was primarily due to the following two factors: (1) approximately 28 basis points were due to the decreasing interest rate environment throughout 2002, including the 50 basis point drop in the federal funds rate in November of last year, and the related lagging effect to our interest-bearing time deposit accounts, and (2) during the first quarter 2002, the taxable-equivalent net interest margin included the recapture of interest income on three non-accrual loans totaling $861,000, or a contribution of approximately 15 basis points to our net interest margin.  In an effort to mitigate margin contraction due to our asset sensitive balance sheet, for the quarter ended March 31, 2003, we increased our net average interest-earning assets (defined as the difference between average interest-earning assets and average deposits and borrowings), by $54.49 million from the quarter ended March 31, 2002, and have changed the mix in our average interest-bearing liabilities by increasing our average lower-cost core deposits by $151.82 million or 69.61% of the $218.09 million growth in average deposits compared to 2002.  The taxable-equivalent interest rate earned on our average interest-earning assets was 5.48% and our cost of funds on average deposits and other borrowed funds equaled 1.49% during the first quarter 2003.  The comparable numbers for the first quarter of 2002 were a taxable-equivalent rate earned on our average interest-earning assets of 6.37% and a cost of funds on average deposits and other borrowings of 1.95%.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin were as follows:

Three months ended March 31,	2003			2002
Taxable-equivalent basis (Dollars in thousands)	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

Interest-earning assets
Federal funds sold and securities purchased
under agreements to resell	$57,622	$173	1.22%	$48,978	$210	1.74%
Securities available-for-sale	257,346	3,070	4.84	276,614	4,062	5.96
Securities held-to-maturity	471,492	6,349	5.46	377,391	5,724	6.15
Loans receivable, net	1,887,691	26,524	5.70	1,639,506	26,808	6.63
Deposits with banks	830	2	0.98	1,162	11	3.84
Total interest-earning assets	$2,674,981	$36,118	5.48%	$2,343,651	$36,815	6.37%

Interest-bearing liabilities
Interest-bearing checking deposits	$337,922	$459	0.55%	$272,187	$440	0.66%
Savings deposit	290,233	213	0.30	255,942	344	0.55
Time deposits	1,430,745	7,209	2.04	1,349,463	9,166	2.75
Total interest-bearing deposits	2,058,900	7,881	1.55	1,877,592	9,950	2.15
Other borrowed funds	139,589	1,254	3.64	80,838	733	3.68
Total interest-bearing liabilities	2,198,489	9,135	1.69	1,958,430	10,683	2.21

Non-interest-bearing demand deposits	295,042	—	—	258,262	—	—
Total deposits and other borrowed funds	$2,493,531	$9,135	1.49%	$2,216,692	$10,683	1.95%

Interest rate spread			3.99%			4.42%
Net interest income/margin		$26,983	4.09%		$26,132	4.52%

Provision for Loan Losses

We increased the provision for loan losses by $150,000 to $1.65 million during the first quarter of 2003 compared with $1.50 million for the first quarter of 2002.  The provision for loan losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance that management believes is sufficient to absorb loan losses inherent in the Company’s loan portfolio.  Gross charge-offs for the first quarter of 2003 were $283,000, compared with charge-offs of $1.55 million during the first quarter of 2002.  Recoveries in the first quarter of 2003 equaled $53,000, compared with recoveries of $111,000 in the same quarter a year ago.  Also see “Allowance for Loan Losses” on this 1st Quarter 2003 report on Form 10-Q.

Non-Interest Income

Non-interest income, which includes revenues from service charges on deposit accounts, letters of credit commissions, securities sales, loan sales, wire transfer fees, and other sources of fee income, rose $1.87 million or 56.06% to $5.20 million for the first quarter 2003, compared with $3.33 million for the same quarter in 2002.

To improve credit quality of our investment portfolio in these uncertain times, we sold corporate securities from the available-for-sale portfolio, totaling $16.13 million, and reinvested the proceeds into government agencies, resulting in gains totaling $1.89 million.  Offsetting these gains, during the first quarter 2003, investment securities calls and write-downs on venture capital investments resulted in a net loss of $92,000, bringing the net securities gains to $1.80 million for the first quarter 2003.  Depository service fees decreased by 9.99% to $1.33 million during the first quarter 2003 compared with $1.48 million in the year ago quarter.  The decrease in depository service fees was due primarily to lower fees earned from wire transfer services due to more stringent requirements placed by the Bank before initiating wire transfers for non-customers of the Bank.  This decrease from wire transfer fees was partially offset by increases in other operating income, primarily on safe deposit fees and gains on sales of SBA loans.

Non-Interest Expense

Non-interest expense increased $682,000 to $11.33 million in the first quarter of 2003, compared to $10.65 million in the year ago quarter, primarily as a result of an increase of $478,000 in salaries and employee benefits expenses, reflecting primarily annual salary adjustments, and the salary expense to accommodate our new branches in Brooklyn, New York, which opened for business in June 2002, Sacramento, California, which opened for business in September 2002, and our new representative office in Shanghai, China, which opened for business in April 2002.  In addition, in the first quarter of 2003, we adopted prospectively the fair value recognition provisions of Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123,” which resulted in a $97,000 charge to salaries and employee benefits expense.

Income Taxes

The provision for income taxes was $6.12 million or an effective income tax rate of 32.81% for the first quarter 2003 compared with $5.38 million or an effective income tax rate of 32.07% in the year ago quarter.  The effective income tax rate during the first quarter of 2003 reflected tax credits from qualified low-income housing investments and the income tax benefit of a newly formed real estate investment trust (“REIT”), which received regulatory approval in February 2003.  The effective income tax benefit during the first quarter of 2002 reflected tax credits from qualified low-income housing investments and the income tax benefit of a registered investment company subsidiary of the Bank, which was deregistered in March 2003.

Financial Condition Review

Assets

Total assets increased by $158.61 million to $2.91 billion at March 31, 2003, up 5.76% from year-end 2002 of $2.75 billion.  The increase in total assets was driven primarily by strong growth in commercial mortgage loans and commercial loans totaling $102.08 million and an increase of $79.55 million in investment securities.  Cash and cash equivalents increased by $5.27 million from December 31, 2002.

Securities

Total securities were $787.28 million and represented 27.03% of total assets at March 31, 2003 compared with $707.73 million or 25.70% of total assets at December 31, 2002.  The increase was primarily due to purchases of U.S. agencies and collateralized mortgage obligations (“CMOs”) during the first quarter 2003.

Securities available-for-sale represented 9.62% of average interest-earning assets for the quarter ended March 31, 2003, compared with 11.38% for fourth quarter 2002.  The decrease in average securities available-for-sale (“AFS”) was the result of AFS securities called in the early part of the quarter, which was offset with purchases of AFS securities in the later part of the quarter.  The fair value of securities available-for-sale (“AFS”) at March 31, 2003 was $327.44 million compared to $248.27 million at December 31, 2002.  The net increase of $79.17 million in AFS securities for the three months ended

March 31, 2003, represented purchases of U.S. government agency securities, less securities called and sold during the quarter.  During the first quarter of 2003, the Bank sold AFS corporate bonds securities with a net book value of $16.13 million.  These AFS securities sales resulted in gains of $1.89 million, exclusive of gains on calls of AFS securities of $3,000, and $102,000 in write-downs on AFS venture capital investments.

The net unrealized gain on securities available-for-sale, which represented the difference between fair value and amortized cost, decreased to $7.02 million compared from a net unrealized gain of $9.53 million at year-end 2002.  Net unrealized gains and losses in the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax.

Securities held-to-maturity (“HTM”) represented 17.63% of average interest-earning assets for the first three months of 2003 compared with 14.99% for fourth quarter 2002.  The increase represented primarily purchases of HTM collateralized mortgage obligations securities and to a lesser degree HTM municipal bonds, partially offset by calls and maturities of HTM securities, which resulted in gains on calls of HTM securities totaling $7,000.

The average taxable-equivalent yield on investment securities decreased 83 basis points to 5.24% for the quarter ended March 31, 2003, compared with 6.07% during the same quarter a year-ago, as some matured or called securities were replaced at lower prevailing interest rates.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale, as of March 31, 2003 and December 31, 2002:

	March 31, 2003
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

US government agencies	$261,086	$7,747	$328	$268,505
State and municipal securities	125	1	—	126
Mortgage-backed securities	4,950	357	—	5,307
Collateralized mortgage obligations	697	36	—	733
Asset-backed securities	9,998	442	—	10,440
Corporate bonds	14,618	657	—	15,275
Equity securities	28,945	—	1,891	27,054
Total	$320,419	$9,240	$2,219	$327,440

	December 31, 2002
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

US government agencies	$162,287	$7,896	$—	$170,183
State and municipal securities	100	—	—	100
Mortgage-backed securities	5,767	380	—	6,147
Collateralized mortgage obligations	808	39	—	847
Asset-backed securities	9,997	513	—	10,510
Corporate bonds	30,755	2,314	—	33,069
Equity securities	29,026	—	1,609	27,417
Total	$238,740	$11,142	$1,609	$248,273

The following tables summarize the composition, carrying value, gross unrealized gains, gross unrealized losses and estimated fair values of securities held-to-maturity, as of March 31, 2003 and December 31, 2002:

	March 31, 2003
(In thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US government agencies	$39,996	$1,748	$—	$41,744
State and municipal securities	74,575	4,835	7	79,403
Mortgage-backed securities	55,456	2,979	—	58,435
Collateralized mortgage obligations	187,420	2,401	997	188,824
Asset-backed securities	9,999	364	—	10,363
Corporate bonds	72,500	4,946	148	77,298
Other securities	19,893	1,584	—	21,477
Total	$459,839	$18,857	$1,152	$477,544

	December 31, 2002
(In thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US government agencies	$49,996	$2,032	$—	$52,028
State and municipal securities	72,770	5,392	6	78,156
Mortgage-backed securities	66,135	3,231	—	69,366
Collateralized mortgage obligations	168,055	1,664	60	169,659
Asset-backed securities	9,999	349	—	10,348
Corporate bonds	72,611	4,471	253	76,829
Other securities	19,886	1,510	—	21,396
Total	$459,452	$18,649	$319	$477,782

The following table summarizes the scheduled maturities by security type of securities available-for-sale as of March 31, 2003:

	As of March 31, 2003
(In thousands)	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total

US government agencies	$—	$182,842	$85,663	$—	$268,505
State and municipal securities	126	—	—	—	126
Mortgage-backed securities	58	—	871	4,378	5,307
Collateralized mortgage obligations	—	733	—	—	733
Asset-backed securities	—	10,440	—	—	10,440
Corporate bonds	10,051	5,224	—	—	15,275
Equity securities	27,054	—	—	—	27,054
Total	$37,289	$199,239	$86,534	$4,378	$327,440

The following table summarizes the scheduled maturities by security type of securities held-to-maturity as of March 31, 2003:

	As of March 31, 2003
(In thousands)	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total

US government agencies	$—	$39,996	$—	$—	$39,996
State and municipal securities	600	13,607	28,100	32,268	74,575
Mortgage-backed securities	—	4,735	33,043	17,678	55,456
Collateralized mortgage obligations	—	2,888	46,452	138,080	187,420
Asset-backed securities	—	9,999	—	—	9,999
Corporate bonds	18,991	32,550	20,959	—	72,500
Other securities	—	9,988	9,905	—	19,893
Total	$19,591	$113,763	$138,459	$188,026	$459,839

Loans

Gross loans at March 31, 2003 were $1.96 billion compared with gross loans at year-end 2002 of $1.88 billion.  Gross loan growth during the first quarter equaled $78.29 million, an increase of 4.17% from year-end 2002, reflecting primarily increases in commercial mortgage loans and commercial loans.

Commercial mortgage loans increased $72.41 million or 7.68% to $1.02 billion at March 31, 2003, compared to $943.39 million at year-end 2002.  Commercial mortgage loans are typically secured by first deeds of trust on commercial properties, including primarily commercial retail properties, shopping centers and owner-occupied industrial facilities, and secondarily office buildings, multiple-unit apartments, and multi-tenanted industrial properties.  Although the portfolio of commercial mortgage loans increased, there continues to be no concentrations, and the portfolio consists primarily of shopping centers, commercial office buildings, warehouses, apartment structures.  At March 31, 2003, this portfolio represented approximately 51.95% of the Bank’s gross loans compared to 50.25% at year-end 2002.

Commercial loans were up $29.67 million or 5.26% to $593.34 million at March 31, 2003, compared to $563.68 at December 31, 2002.  Total commercial loans accounted for 30.34% of gross loans at March 31, 2003, compared to 30.03% at year-end 2002.  The majority of the growth was in the asset-based loans category of commercial loans, with international commercial loans increasing slightly due to the sluggish world economy.  The Company is continuing to focus primarily on commercial lending to small-to-medium size businesses within the Company’s geographic market area.

The increases in commercial mortgage loans and commercial loans were partially offset by a decrease in construction loans totaling $21.09 million during the quarter and sales of SBA loans.  During the first quarter 2003, the Bank sold $2.83 million of SBA loans, resulting in a gain on sale of loans of $140,000.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	March 31, 2003	% of Total	December 31, 2002	% of Total	% Change

Loans
Commercial loans	$593,341	31%	$563,675	30%	5
Residential mortgage loans	232,986	12	231,371	13	1
Commercial mortgage loans	1,015,804	53	943,391	51	8
Real estate construction loans	101,680	5	122,773	7	(17)
Installment loans	11,244	1	15,570	1	(28)
Other loans	459	—	447	—	3
Gross loans	1,955,514	102	1,877,227	102	4

Allowance for loan losses	(25,963)	(2)	(24,543)	(2)	6
Unamortized deferred loan fees	(4,821)	—	(4,606)	—	5

Net loans	$1,924,730	100%	$1,848,078	100%	4

Other Real Estate Owned

Other real estate owned at March 31, 2003, of $653,000, net of a valuation allowance of $131,000, remained unchanged from December 31, 2002, and consisted of  two outstanding other real estate owned properties, which included one parcel of land and one commercial building.

To reduce the carrying value of other real estate owned to the estimated fair value of the properties, we maintain a valuation allowance for other real estate owned properties.  We perform periodic evaluations on each property and make corresponding adjustments to the valuation allowance, if necessary.  Any decline in value is recognized by a corresponding increase to the valuation allowance in the current period.  Management did not make any provision for other real estate owned losses during the first three months of 2003.

Investments in Real Estate

As of March 31, 2003, our investments in real estate were comprised of seven limited partnerships, three of which were acquired in 2002.  We acquired an interest in the WNC Institutional Tax Credit Fund X New York — Series 3 in August 2002, with an additional contribution of $355,000 in January 2003.  We also acquired an interest in the WNC Institutional Tax Credit California Fund X — Series 2 in September 2002, with an additional contribution of $139,000 in January 2003.  The limited partnerships are formed for the purpose of investing in low income housing projects, which qualify for federal and/or state low income housing tax credits.

As of March 31, 2003, investments in real estate decreased $31,000 to $21.65 million from $21.68 million at year-end 2002.  During 2003, we recognized $525,000 in net operating losses from the limited partnerships, and contributed $494,000.

The following table summarizes the composition of our investments in real estate as of the dates indicated:

	Percentage of Ownership	Acquisition Date	Carrying Amount
(Dollars in thousands)			March 31, 2003	December 31, 2002
Las Brisas	49.5%	December 1993	$—	$—
Los Robles	99.0%	August 1995	375	386
California Corporate Tax Credit Fund III	32.5%	March 1999	10,842	11,128
Wilshire Courtyard	99.9%	May 1999	4,463	4,568
Lend Lease ITC XXIII	4.5%	March 2002	4,476	4,546
WNC Institutional Tax Credit Fund X New York — Series 3	4.2%	August 2002	854	529
WNC Institutional Tax Credit Fund X California — Series 2	6.0%	September 2002	637	521
			$21,647	$21,678

Deposits

The increase in total assets from year-end 2002 was funded primarily by deposit growth of $101.80 million or 4.40%, to $2.42 billion.  Lower-cost core deposits (defined as total deposits less time deposit accounts of $100,000 or more) comprised $63.10 million or 61.99% of the total growth in deposits, while the remaining growth of $38.70 million or 38.01% resulted from an increase in time deposits of $100,000 or more.  Non-interest-bearing checking accounts, interest-bearing checking accounts, and savings accounts comprised 39.56% of total deposits at March 31, 2003, time deposit accounts of less than $100,000 comprised 18.00% of total deposits, while the remaining 42.44% was comprised of time deposit accounts of $100,000 or more.  At March 31, 2002, time deposits accounts of $100,000 or more, comprised 43.53% of total deposits.  This relative decrease in time deposit accounts of $100,000 or more reflects our efforts to grow more valuable core deposit accounts, while higher-cost time deposit accounts of $100,000 or more are not as emphasized.

The following tables display the deposit mix as of the dates indicated:

(Dollars in thousands)	March 31, 2003	% of Total	December 31, 2002	% of Total	% Change

Deposits
Non-interest-bearing demand deposits	$321,423	13%	$302,828	13%	6
Interest-bearing checking deposits	337,355	14	309,665	13	9
Savings deposits	297,194	12	290,226	13	2
Time deposits	1,460,467	61	1,411,924	61	3
Total deposits	$2,416,439	100%	$2,314,643	100%	4

As interest rate spreads widened between Jumbo CDs and other types of interest-bearing deposits under the prevailing interest rate environment, our Jumbo CD portfolio continued to grow.  Management believes our Jumbo CDs are generally less volatile primarily due to the following reasons:

•                  approximately 68.48% of the Bank’s total Jumbo CDs have stayed with the Bank for more than two years;

•                  the Jumbo CD portfolio continued to be diversified with 4,684 accounts averaging approximately $192,000 per account owned by 3,266 individual depositors as of January 14, 2003; and

•                  this phenomenon of having a relatively higher percentage of Jumbo CDs to total deposits exists in most of the Asian American banks in our California market due to the fact that the customers in this market tend to have a higher savings rate.

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

Borrowings

Our borrowings took the form of advances from the Federal Home Loan Bank of San Francisco (“FHLB”) and reverse repurchase agreements.  Total borrowings increased by $97.00 million to $175.50 million at March 31, 2003, compared with $78.50 million at year-end 2002.  The increase in borrowings were in short-term and long-term reverse repurchase agreements, with the majority of the funds being used for the purchase of investment securities.

Other Liabilities

Other liabilities decreased by $49.02 million at March 31, 2003.  The decrease was due primarily to a liability that was established for investments securities purchased in December 2002 that settled in January 2003.

Capital Resources

Stockholders’ equity of $296.71 million at March 31, 2003, increased by $8.75 million, or 3.04%, compared to $287.96 million at December 31, 2002.  Stockholders’ equity equaled 10.19% of total assets at March 31, 2003.  The increase of $8.75 million in stockholders’ equity was due to the following:

•                  an addition of $12.53 million from net income, less dividends paid on common stock of $2.52 million;

•                  an increase of $588,000 from issuance of additional common shares through the Dividend Reinvestment Plan;

•                  a decrease of $1.43 million in accumulated other comprehensive income, as a result of:

•                  a decrease of $292,000 in the net unrealized holding gains on securities available-for-sale, net of tax;

•                  an increase of $27,000 from unrealized gains on cash flow hedging derivatives, net of tax;

•                  a decrease of $1.16 million in reclassifications adjustments included in net income.

•                  a decrease of $523,000 from stock repurchases.  Pursuant to the Company’s stock repurchase program, the Company repurchased a total of 14,610 shares of common stock during the first quarter 2003 at an average price of $35.77 per share.  In April 2001, the Board of Directors approved a stock repurchase program of up to $15 million of our common stock.  Cumulatively through March 31, 2003, the Company has repurchased 319,910 shares of our common stock for $8.81 million.

We declared cash dividends of 14 cents per common share in January 2003 on 17,999,955 shares outstanding, and on April 2003 on 18,000,990 shares outstanding.  Total cash dividends paid in 2003, including the $2.52 million paid in April, amounted to $5.04 million.

Under the Equity Incentive Plan adopted by the Board of Directors in 1998, we granted options to purchase 215,000 shares of common stock with an exercise price of $39.85 per share to eligible officers and directors on January 16, 2003.

Asset Quality Review

Non-performing Assets

Non-performing assets (“NPAs”) to gross loans plus other real estate owned continue to improve and declined to 0.35% at March 31, 2003, from 0.39% at December 31, 2002, and from 0.83% at March 31, 2002.  Total NPAs decreased to $6.83 million at March 31, 2003, compared with $7.25 million at December 31, 2002, and $13.92 million at March 31, 2002.  NPAs include accruing loans past due 90 days or more, non-accrual loans, and other real estate owned.

Non-performing loans decreased to $6.17 million at March 31, 2003, compared with year-end 2002 of $6.59 million, and $12.69 million at March 31, 2002.  The decrease in NPAs compared with December 31, 2002, resulted in large part from non-performing loans that paid off during the quarter.  On April 11, 2003, one non-accrual commercial mortgage loan in the amount of $2.03 million was paid off.

The following table sets forth the breakdown of non-performing assets by categories as of the dates indicated:

(Dollars in thousands)	March 31, 2003	December 31, 2002
Accruing loans past due 90 days or more	$721	$2,468
Non-accrual loans	5,451	4,124
Total non-performing loans	6,172	6,592
Other real estate owned	653	653
Total non-performing assets	$6,825	$7,245

Troubled debt restructurings (1)	$5,263	$5,266
Non-performing assets as a percentage of gross loans and OREO	0.35%	0.39%
Allowance for loan losses as a percentage of non-performing loans	420.66%	372.31%

(1)     Excludes $1.07 million of non-performing TDR loans, which is included with non-accrual loans.  Performing troubled debt restructuring loans are accruing interest at their restructured terms.

Non-accrual Loans

Non-accrual loans of $5.45 million at March 31, 2003, consisted mainly of $2.67 million in real estate loans and $2.78 million in commercial loans.  On April 11, 2003, one non-accrual commercial mortgage loan in the amount of $2.03 million was paid off.  The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	March 31, 2003			December 31, 2002
(In thousands)	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other

Type of Collateral
Single/multi-family residence	$510	$153	$—	$386	$117	$—
Commercial real estate	2,156	1,809	—	132	1,099	—
Land	—	404	—	1,658	425	—
UCC	—	192	—	—	278	—
Other	—	129	6	—	—	17
Unsecured	—	91	1	—	9	3
Total	$2,666	$2,778	$7	$2,176	$1,928	$20

(1)  Real Estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

The following table presents non-accrual loans by type of businesses the borrowers are engaged in, as of the dates indicated:

	March 31, 2003			December 31, 2002
(In thousands)	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other

Type of Business
Real estate development	$2,027	$99	$—	$1,658	$96	$—
Wholesale/Retail	—	1,446	—	—	1,557	—
Food/Restaurant	—	54	—	—	13	—
Import	—	139	—	—	127	—
Other	639	1,040	7	518	135	20
Total	$2,666	$2,778	$7	$2,176	$1,928	$20

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

At March 31, 2003, troubled debt restructurings totaling $5.26 million were relatively unchanged from December 31, 2002.  All troubled debt restructurings at March 31, 2003, were performing under their revised terms.

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

We identified impaired loans with a recorded investment of $19.06 million at March 31, 2003, compared with $19.59 million at year-end 2002.  Impaired commercial loans had a recorded investment of $8.98 million, an increase of $5.10 million from year-end 2002, primarily due to the inclusion of three commercial loans totaling $5.33 million, one of which is also included with non-accrual loans at March 31, 2003.  Impaired real estate loans decreased by $5.64 million to $10.07 million during the quarter compared with $15.71 million at year-end 2002.  During the first quarter 2003, two loans with a recorded investment of $7.61 million at December 31, 2002, were paid-off.  The decrease to impaired real estate loans was partially offset by the addition of one non-accrual commercial mortgage loan with a recorded investment of $2.03 million added during the first quarter.  This loan was paid off in April 2003.

The following tables present a breakdown of impaired loans and the related allowances as of the dates indicated:

	At March 31, 2003			At December 31, 2002
(In thousands)	Recorded Investment	Allowance	Net Balance	Recorded Investment	Allowance	Net Balance
Commercial	$8,981	$1,347	$7,634	$3,883	$629	$3,254
Real Estate (1)	10,068	1,510	8,558	15,707	2,356	13,351
Other	7	7	—	1	1	—
Total	$19,056	$2,864	$16,192	$19,591	$2,986	$16,605

(1)  Real Estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

Loan Concentration

There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of March 31, 2003.

Allowance for Loan Losses

The Bank’s management is committed to managing the risk in its loan portfolio by maintaining the allowance for loan losses at a level that is considered to be equal to the estimated and known risks in the loan portfolio.  With a risk management objective, the Bank’s management has an established monitoring system that is designed to identify impaired and potential problem loans and permit periodic evaluation of impairment and the adequacy level of the allowance for loan losses in a timely manner.  The nature of the process by which the Bank determines the appropriate allowance for loan losses requires the exercise of considerable judgment.  The allowance for loan losses is increased by charges to the provision for loan losses.  Identified credit exposures that are determined to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts, if any, are credited to the allowance for loan losses.

The allowance for loan losses amounted to $25.96 million at March 31, 2003, and represented the amount needed to maintain an allowance that we believe should be sufficient to absorb loan losses inherent in the Company’s loan portfolio.  The allowance for loan losses represented 1.33% of period-end gross loans and 420.66% of non-performing loans at March 31, 2003.  The comparable ratios were 1.31% of year-end 2002 gross loans and 372.31% of non-performing loans at December 31, 2002.  Total charge-offs decreased by $1.27 million to $283,000 in the first quarter 2003 compared with charge-offs of $1.55 million in the same quarter a year ago.  Commercial loan charge-offs totaled $143,000 during the first quarter of 2003 compared to commercial loan charge-offs of $1.55 million in the year-ago quarter.  In addition, during the first quarter 2003, we partially charged-off $135,000 on one non-accrual construction loan with a recorded investment of $1.66 million that was paid off during the first quarter 2003.

The following table sets forth information relating to the allowance for loan losses for the periods indicated:

(Dollars in thousands)	For the quarter ended March 31, 2003	For the year ended December 31, 2002

Balance at beginning of period	$24,543	$23,973
Provision for loan losses	1,650	6,000
Loans charged –off	(283)	(5,976)
Recoveries of loans charged off	53	546
Balance at end of period	$25,963	$24,543

Average net loans outstanding during the period	$1,887,691	$1,724,796
Ratio of net charge-offs to average net loans outstanding during the period (annualized)	0.05%	0.31%
Provision for loan losses to average net loans outstanding during the period (annualized)	0.35%	0.35%
Allowance to non-performing loans, at period-end	420.66%	372.31%
Allowance to gross loans, at period-end	1.33%	1.31%

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

2.               General allowance: The unclassified portfolio is segmented on a group basis.  Segmentation is determined by loan type and by identifying risk characteristics that are common to the groups of loans.  The allowance is provided to each segmented group based on the group’s historical loan loss experience, trends in delinquencies and non-accrual loans, and other significant factors, such as national and local economy, trends and conditions, strength of management and loan staff, underwriting standards and the concentration of credit.

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

Total commercial loans grew from $563.68 million at year-end 2002 to $593.34 million on March 31, 2003, with the largest portion of this growth occurring within the asset-based loans category of commercial loans.  Within the total commercial loans, international commercial loans increased slightly during the first quarter 2003.  This slight increase in international commercial loans was primarily the result of sluggish U.S. and international economies.  While as a group, the various commercial loan segments grew steadily during 2002, with the exception of the first quarter of 2002, the continued sluggish economy slowed the growth from the $21.68 million pace during the third quarter 2002 to $11.39 million during the fourth quarter 2002, but showed renewed growth during the first quarter 2003 by achieving a net growth of $29.67 million.  The growth in commercial loans during the first quarter 2003 was primarily from corporate commercial and asset-based loans, exclusive of the growth in SBA loans.  Delinquencies over 29 days in this segment trended downward during 2002 and ended the year at $9.44 million before trending upward to $15.88 million at March 31, 2003, as the growth in commercial loans turned upward.  Allocated allowances were $11.06 million as of March 31, 2003, an increase of $2.00 million or 22.12% from the year-end 2002 allocation of $9.06 million.  A management decision for a larger increase in the short-run was somewhat offset by the recent downward trend in loan losses experienced by the Bank in this segment.

The portfolio of residential mortgage loans, including home equity lines of credit, decreased to $231.37 million at December 31, 2002, from $235.91 million at year-end 2001.  At the end of the first quarter 2003, these mortgages rose slightly to $232.99 million, primarily from rate-sensitive borrowers, as low interest rates continued to prevail throughout most of 2002 into 2003.  While delinquencies over 29 days had been trending downward for most of 2002, from the $1.65 million at December 31, 2001, a surge in delinquencies during the fourth quarter 2002 boosted the total delinquencies to $2.42 million at year-end 2002 before easing back to $1.95 million at the end of the first quarter 2003.  Rising unemployment in a sluggish early-stage economic recovery during the fourth quarter of 2002 caused the $2.42 million delinquencies at year-end 2002 compared to a low point of $880,000 at the end of the third quarter of 2002.  First quarter 2003 delinquencies decreased to $1.95 million in spite of the continued rise in unemployment as borrowers moderate their spending patterns.  Even though actual charge-offs have not occurred in this segment over the last year into the first quarter of 2003, management has nevertheless determined that it is prudent to maintain an allowance in this loan category at a minimum risk rate.  This is in view of the current origination volume and the rise in loss potential associated with increases in unemployment during a sluggish recovery in the economy.

Commercial mortgage loans grew 27.77% or $205.01 million during 2002 while the allowance allocation increased $756,000 or 9.82% to a level of $8.46 million from the $7.70 million level in 2001.  This loan segment growth continued into 2003 with 7.68% growth during the first quarter 2003.  Simultaneously, the allowance allocation was increased by 11.54% to $8.25 million at March 31, 2003.  Most of the growth in this loan segment took place during the third and fourth quarters of 2002 and the first quarter of 2003, as rate-sensitive borrowers utilized the rate decrease by the FOMC in November of 2002 to refinance high variable-interest rate loans from an earlier refinancing period to low fixed rates.  Although the portfolio of commercial mortgage loans increased, there continues to be no concentrations, and the portfolio consists primarily of shopping centers, commercial office buildings, warehouses, hotels, and apartment structures. At March 31, 2003, the commercial mortgage loan portfolio represented 51.95% of the Bank’s gross loans.  Delinquencies over 29 days in this loan segment vacillated from a high of $11.19 million to a low of $3.33 million in 2002, with an average delinquent amount of $7.26 million, then decreased to $1.78 million at the end of the first quarter 2003.  Total delinquency in this segment climbed to $9.73 million in the fourth quarter 2002, but 8.87% below the year-end total of $10.68 million for 2001.  Within this delinquency aggregate, 90+ day delinquent accounts fell from $2.83 million at March 31, 2002, to zero at March 31, 2003, a substantial decrease, while non-accrual loans also decreased from $374,000 at year-end 2001 to $254,000 at year-end 2002 to $129,000 at March 31, 2003.  Loan losses have been nominal during the last ten quarters despite the variance in delinquencies.  However, management has concluded that the borrower’s future debt service capability during 2003 will depend to some degree on the direction of the economy, which, thus far, has been only a gradual recovery from the recent recession.  Because of the increased volume in this loan segment coupled with a sluggish recovery and an uncertain degree of impact on the real estate variables (such as appreciation, rate sensitivity, debt service capability, and long-term profitability) that drive these types of loans, management is maintaining the present allowance in this segment at a minimum risk factor allocation rate until a clear positive direction of the economy can be determined.

Unlike commercial mortgage loans, the outstanding construction loans have continued to decrease over 2002.  As of the fourth quarter 2002, the balance of this segment was $122.77 million compared to $166.42 million at the end of year 2001.  This downward trend of construction loans has carried over into 2003, ending the first quarter at $101.68 million.  While the smaller residential construction projects remain relatively strong lending candidates, the larger nonresidential new volume has substantially decreased along with large pay offs, resulting in a net decrease in the construction loan segment in 2002 and in the first quarter of 2003.  Delinquencies over 29 days in this segment correspondingly decreased from $11.49 million at year-end 2001 to $3.97 million by the fourth quarter 2002 and further declined to $2.03 million in the first quarter of 2003.  This reduction in the construction loan delinquency is the result of lower volume and the resolution of two out of four major delinquent loans.  A portion or $163,000 of one remaining loan was charged-off in the fourth quarter 2002, as it was deemed uncollectible, thereby causing the non-accrual loans to also move upward from the year-end 2002 level of $1.66 million to $2.03 million on March 31, 2003.  However, even though the loan volume and delinquencies have decreased, the allocated allowance remained approximately $2.2 million for the last two consecutive quarters of 2002.  While the allocated allowance is down from the first quarter of 2002, the Bank believes it to be prudent to hold the present level of allocation based on the inherent risk in this loan segment: this loan segment is subject to the longer-term, higher risk nature of construction projects that have the potential of exceeding the projected interest reserves.  Thus far, management has not observed borrowers encountering above-normal difficulty in obtaining permanent takeout financing, sizable concentrations of commercial office building loans, or an increased number of extensions to borrowers for completion of construction.  Management has surmised therefore that the risk allocation for the construction portfolio should be viewed from a longer economic view and has temporarily deferred a decrease in the minimum risk allocation factor to compensate for a current weak leasing market for office buildings in Southern and Northern California.  This segment represents a smaller portion of the portfolio and the allowance allocation has been maintained until there is a clearer direction of the economy.

Allocated allowances for installment and consumer loans have been gradually declining as the total loan volume in this segment has declined from $20.32 million at December 31, 2001 to $15.57 million as of December 31, 2002, and further declined to $11.24 million at March 31, 2003.  The Bank has not actively competed for this type of loan, but has simply provided such loans, when necessary, strictly on an accommodation basis to Bank customers.  Delinquencies over 29 days moved downward nominally from $122,000 at year-end 2001 to $22,000 at year-end  2002, and down to $20,000 by the end of the first quarter 2003.  Delinquent loans over 90 days were zero during the past two quarters.  Loans on non-accrual were nominal throughout 2003, 2002, and 2001.  Similarly, loans charged-off have also been nominal with the decreasing loan volume.  Management has therefore correspondingly continued to decrease the allocated allowance with the decrease in loan volume from $197,000 at December 31, 2001 to the present level of $64,000 on March 31, 2003.  The rationale for decreasing the allowance in this segment is based upon the assumption that the Bank will continue its accommodation policy and not actively seek these types of consumer loans, and hence the volume is expected to remain under the $15 million level.  In view of this lending approach by the Bank, the present allowance is decreased to a perceived minimum risk rate as of March 31, 2003.

Allowances for other risks of potential loan losses equaled $2.17 million as of March 31, 2003, compared to $2.06 million at December 31, 2002.  The components of the other risks that have a potential of affecting the Bank’s portfolio are comprised of two basic elements.  First, the Bank has set aside funds to cover the risk factors of a recessionary state of a national economy and the uncertain economic forecast in the short-run.  Thus far, the government’s efforts to stimulate the economy through various monetary policies such as tax cuts and aggressively lowering interest rates over the last two years have only resulted in the early stage of a sluggishly uncertain recovery as evidenced by eroding consumer confidence and demand for non-durables, and the lack of business investment.  The September 11th event, subsequent corporate scandals in various large companies, and the war in Iraq have only clouded the economic outlook instead of giving clear visibility to the direction of the economy.  It appears clear at this juncture, that without the business investment based upon consumer demand for non-durables, it is questionable whether the economy is capable of moving to the late stage of recovery.  The economy could experience a second downturn and companies will not be able to avoid further substantial short falls in sales and earnings, business closures and downsizing, which will result in increased risk to the Bank’s portfolio.  The second component of other portfolio risk is the potential errors in loan classification and review methodologies. Based on these two above components of other risks, management has increased the allocation of the allowance.

After the review of all relevant factors affecting collectibility of the various loan segments, management believes that the allowance for credit losses is appropriate given its comprehensive analysis of the current first quarter of 2003 and the year ended December 31, 2002.

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both the Bancorp’s and the Bank’s regulatory capital continued to well exceed the regulatory minimum requirements as of March 31, 2003.  In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0% and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Bancorp’s capital and leverage ratios as of March 31, 2003 and December 31, 2002:

	Cathay Bancorp, Inc.
	March 31, 2003			December 31, 2002
(Dollars in thousands)	Balance		%	Balance		%

Tier 1 capital (to risk-weighted assets)	$281,668	(1)	12.03%	$271,613	(2)	11.93%
Tier 1 capital minimum requirement	93,630		4.00	91,043		4.00
Excess	$188,038		8.03%	$180,570		7.93%

Total capital (to risk-weighted assets)	$307,631	(1)	13.14%	$296,156	(2)	13.01%
Total capital minimum requirement	187,260		8.00	182,085		8.00
Excess	$120,371		5.14%	$114,071		5.01%

Tier 1 capital (to average assets) – Leverage ratio	$281,668	(1)	9.93%	$271,613	(2)	10.11%
Minimum leverage requirement	113,425		4.00	107,439		4.00
Excess	$168,243		5.93%	$164,174		6.11%

Risk-weighted assets	$2,340,745			$2,276,063
Total average assets	$2,835,621	(3)		$2,685,983	(3)

The following table presents the Bank’s capital and leverage ratios as of March 31, 2003 and December 31, 2002:

	Cathay Bank
	March 31, 2003			December 31, 2002
(Dollars in thousands)	Balance		%	Balance		%

Tier 1 capital (to risk-weighted assets)	$272,962	(1)	11.68%	$262,874	(2)	11.57%
Tier 1 capital minimum requirement	93,467		4.00	90,876		4.00
Excess	$179,495		7.68%	$171,998		7.57%

Total capital (to risk-weighted assets)	$298,925	(1)	12.79%	$287,417	(2)	12.65%
Total capital minimum requirement	186,934		8.00	181,752		8.00
Excess	$111,991		4.79%	$105,665		4.65%

Tier 1 capital (to average assets) – Leverage ratio	$272,962	(1)	9.64%	$262,874	(2)	9.80%
Minimum leverage requirement	113,246		4.00	107,258		4.00
Excess	$159,716		5.64%	$155,616		5.80%

Risk-weighted assets	$2,336,677			$2,271,902
Total average assets	$2,831,144	(3)		$2,681,438	(3)

(1) Excluding accumulated other comprehensive income of $5,290,000 and intangibles of $8,635,000.

(2) Excluding accumulated other comprehensive income of $6,719,000 and intangibles of $8,682,000.

(3) Average assets represent average balances for the first quarter of 2003 and the fourth quarter of 2002.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace.  Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, and securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”).  At March 31, 2003, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) increased to 33.24% compared to 29.14% at year-end 2002.

To supplement its liquidity needs, the Bank maintains a total credit line of $52.50 million for federal funds with three correspondent banks, and master agreements with seven brokerage firms whereby up to $380.00 million would be available through the sale of securities subject to repurchase.  The Bank is also a shareholder of the FHLB, which enables the Bank to have access to lower cost FHLB financing when necessary.  At March 31, 2003, the Bank had a total approved credit line with the FHLB of San Francisco totaling $687.85 million, of which $599.34 million was approved credit for terms over five years.  The total credit outstanding with the FHLB of San Francisco at March 31, 2003, was $50.00 million.  These advances are non-callable and bear fixed interest rates, with $10.00 million maturing in 2003, $20.00 million maturing in 2004, and $20.00 million maturing in 2005.  These borrowings are secured by residential mortgages.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase and securities available-for-sale. At March 31, 2003, such assets at fair value totaled $335.44 million, with $116.10 million pledged as collateral for borrowings and other commitments. The remaining $219.34 million was available as additional liquidity, of which $211.34 was AFS securities available to be pledged as collateral for additional borrowings.

We had a significant portion of our time deposits maturing within one year or less as of March 31, 2003.  Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace.  However, based on our historical runoff experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits.  Management believes all the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank, and proceeds from the Dividend Reinvestment Plan and the exercise of stock options.  Dividends paid to the Bancorp by the Bank are subject to regulatory limitations.  The business activities of the Bancorp consist primarily of the operation of the Bank with limited activities in other investments.  Management believes the Bancorp’s liquidity generated from its prevailing sources is sufficient to meet its operational needs.

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

The following table indicates the maturity or repricing and rate sensitivity of our interest-earning assets and interest-bearing liabilities as of March 31, 2003.  Our exposure, as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods based on certain assumptions.  The interest rate sensitivity of our assets and liabilities presented in the table may vary if different assumptions were used or if actual experience differs from the assumptions used.  As reflected in the table below, we were asset sensitive at March 31, 2003, with a gap ratio of a positive 27.06% within three months and a positive cumulative gap ratio of 3.93% within one year, compared with a positive gap ratio of 28.99 % within three months and a positive cumulative gap ratio of 4.40% within one year at year-end 2002.

	March 31, 2003 Interest Rate Sensitivity Period
(Dollars in thousands)	Within 3 Months	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Non-interest Sensitive	Total
Interest-earning Assets:
Cash and due from banks	$470	$—	$—	$—	$86,576	$87,046
Federal funds sold	8,000					8,000
Securities available-for-sale (1)	37,231	58	199,239	90,912	—	327,440
Securities held-to-maturity	—	19,591	113,764	326,484	—	459,839
Loans receivable, gross (2)	1,508,718	50,639	77,687	313,019	—	1,950,063
Non-interest-earning assets, net	—	—	—	—	80,220	80,220
Total assets	$1,554,419	$70,288	$390,690	$730,415	$166,796	$2,912,608

Interest-bearing Liabilities:
Deposits
Demand deposits	$—	$—	$—	$—	$321,423	$321,423
Money market and NOW deposits (3)	14,180	50,125	138,339	134,711	—	337,355
Savings deposit (3)	11,932	63,854	144,176	77,232	297,194
TCDs under $100	226,107	182,475	26,324	79	—	434,985
TCDs $100 and over	490,910	389,149	145,423	—	—	1,025,482
Total deposits	743,129	685,603	454,262	212,022	321,423	2,416,439
Securities sold under agreements to repurchase and other short-term borrowings	23,000	28,500	74,000	—	—	125,500
Advances from FHLB	—	30,000	20,000	—	—	50,000
Non-interest-bearing other liabilities	—	—	—	—	23,960	23,960
Stockholders’ equity	—	—	—	—	296,709	296,709
Total liabilities and stockholders’ equity	$766,129	$744,103	$548,262	$212,022	$642,092	$2,912,608
Interest sensitivity gap	$788,290	$(673,815)	$(157,572)	$518,393	$(475,296)	—
Cumulative interest sensitivity gap	$788,290	$114,475	$(43,097)	$475,296	—	—
Gap ratio (% of total assets)	27.06%	(23.13%)	(5.41%)	17.80%	(16.32)%	—
Cumulative gap ratio	27.06%	3.93%	(1.48% )	16.32%	—	—

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

The impact of interest rate changes to our net interest income is measured using a net interest income simulation model.  The various products in our balance sheet are modeled to simulate their interest income and expense, and cash flow behavior in relation to immediate and sustained changes in interest rates.  Interest income and interest expense for the next 12 months are calculated for current interest

(1)          Includes $3.96 million of venture capital investments and $23.10 million of variable-rate agency preferred stock in the “Within three months” column.  All other available-for-sale debt securities are fixed-rate and are allocated based on their contractual maturity date.

(2)          Excludes allowance for loan losses of $25.96 million, unamortized deferred loan fees of $4.82 million and $5.45 million of non-accrual loans, which are included in non-interest-earning assets.  Adjustable-rate loans are included in the “within three months” column, as they are subject to interest adjustments depending upon the terms on the loans.

(3)          The Company’s own historical experience and decay factors are used to estimate the money market, NOW, and savings deposit runoff.

rates and for immediate and sustained rate shocks.  The net interest income simulation model includes various assumptions regarding the repricing relationships for each product.  Many of our assets are floating rate loans, which are assumed to reprice immediately and to the same extent as the change in the forecasted market rates according to their contracted index.  Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion.  Our term deposits reprice based on their contractual maturity.  This net interest income modeling analysis indicates the impact of change in net interest income for a given set of rate changes.  In addition, the model assumes that the balance sheet does not grow and remains similar to the structure at the beginning of the simulation period.  As such, the model does not account for all the factors that could impact a change to interest rates, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change.  Furthermore, loan and investment spread relationships change regularly, whereas the model spread relationships are kept constant.  Interest rate changes create changes in actual loan and investment prepayment rates that will differ from the market estimates incorporated in the analysis.  In addition, the proportion of adjustable-rate loans in our portfolio could decrease or increase in future periods if market interest rates remain at or decrease or increase from current levels.  The repricing of certain categories of assets and liabilities are subject to competitive and other pressures beyond the Company’s control.  As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes.  As a result of the above constraints, actual results will differ from simulated results.

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability.  At March 31, 2003, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 6.58%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 12.62%.  Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 8.34%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 18.64%.

The Company’s simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level to value the net economic value of our portfolio of assets and liabilities in our policy to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. At March 31, 2003, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net economic value of our portfolio of assets and liabilities would decrease by 16.27%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net economic value of our assets and liabilities would increase by 10.29%.

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

On March 21, 2000, we entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.00 million for a period of five years.  The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates.  The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at March 31, 2003, was approximately eight quarters.  At March 31, 2003, the fair value of the interest rate swap, excluding accrued interest, was $2.13 million, or $1.22 million net of tax compared to $2.27 million, or $1.19 million net of tax, at December 31, 2002.  For the three months ended March 31, 2003, net amounts totaling $292,000 were reclassified into earnings.  The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to reclassify into earnings within the next 12 months is approximately $1.17 million.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) within 90 days of the filing date of this Quarterly Report on Form 10-Q.  Based upon their evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Cathay Bancorp, Inc.
(Registrant)

Date: May 15, 2003	By /s/ DUNSON K. CHENG
Dunson K. Cheng
Chairman and President

Date: May 15, 2003	By /s/ ANTHONY M. TANG
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

Date: May 15, 2003	By /s/ DUNSON K. CHENG
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

Date: May 15, 2003	By /s/ ANTHONY M. TANG
Anthony M. Tang
Chief Financial Officer