Form 10-Q
period 2003-06-30
CATHAY BANCORP INC
filed 2003-08-14
CIK 861842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Common stock, $.01 par value, 18,036,196 shares outstanding as of August 8, 2003.

CATHAY BANCORP, INC. AND SUBSIDIARIES

2NDQUARTER 2003 REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Business
Recent Announcement
Basis of Presentation
Recent Accounting Pronouncements
Financial Derivatives
Earnings per Share
Stock-Based Compensation
Commitments and Contingencies
Investment Securities
Trust Preferred Securities
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies
Proposed Merger with GBC
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
SIGNATURES.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(Unaudited)

CATHAY BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share and per share data)	June 30, 2003	December 31, 2002	% change

Assets
Cash and due from banks	$63,522	$70,777	(10.25)%
Federal funds sold and securities purchased under agreements to resell	14,000	19,000	(26.32)
Cash and cash equivalents	77,522	89,777	(13.65)
Securities available-for-sale (amortized cost of $890,347 in 2003 and $238,740 in 2002)	909,557	248,273	266.35
Securities held-to-maturity (estimated fair value of $477,782 in 2002)	—	459,452	(100.00)
Loans	1,954,286	1,877,227	4.10
Less: Allowance for loan losses	(27,672)	(24,543)	12.75
Unamortized deferred loan fees	(5,138)	(4,606)	11.55
Loans, net	1,921,476	1,848,078	3.97
Other real estate owned, net	653	653	—
Investments in real estate, net	21,676	21,678	(0.01)
Premises and equipment, net	29,586	29,788	(0.68)
Customers’ liability on acceptance	12,418	10,608	17.06
Accrued interest receivable	13,988	14,453	(3.22)
Goodwill	6,552	6,552	—
Other assets	19,202	24,686	(22.22)

Total assets	$3,012,630	$2,753,998	9.39

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$320,723	$302,828	5.91
Interest-bearing deposits:
NOW deposits	155,354	148,085	4.91
Money market deposits	176,223	161,580	9.06
Savings deposits	309,994	290,226	6.81
Time deposits under $100	440,457	425,138	3.60
Time deposits of $100 or more	1,042,128	986,786	5.61
Total deposits	2,444,879	2,314,643	5.63

Federal funds purchased and securities sold under agreements to repurchase	152,500	28,500	435.09
Advances from the Federal Home Loan Bank	50,000	50,000	—
Acceptances outstanding	12,418	10,608	17.06
Trust preferred securities	19,701	—	100.00
Other liabilities	17,965	62,286	(71.16)
Total liabilities	2,697,463	2,466,037	9.38

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 18,341,657 issued and 18,021,747 outstanding in 2003, and 18,305,255 issued and 17,999,955 outstanding in 2002	183	183	—
Treasury stock, at cost (319,910 shares in 2003, and 305,300 shares in 2002)	(8,810)	(8,287)	6.31
Additional paid-in-capital	74,169	70,857	4.67
Unearned compensation	(1,743)	—	—
Accumulated other comprehensive income, net	12,138	6,719	80.65
Retained earnings	239,230	218,489	9.49
Total stockholders’ equity	315,167	287,961	9.45

Total liabilities and stockholders’ equity	$3,012,630	$2,753,998	9.39

Book value per share	$17.49	$16.00	9.31

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2003	2002	2003	2002

INTEREST INCOME
Interest on loans	$26,819	$25,788	$53,343	$52,596
Interest on securities available-for-sale	5,250	4,103	8,237	8,054
Interest on securities held-to-maturity	3,426	5,186	9,310	10,472
Interest on federal funds sold and securities purchased under agreements to resell	128	182	301	392
Interest on deposits with banks	12	8	14	19

Total interest income	35,635	35,267	71,205	71,533

INTEREST EXPENSE
Time deposits of $100 or more	5,032	5,641	10,232	12,030
Other deposits	2,598	3,373	5,279	6,934
Other borrowed funds	1,417	821	2,671	1,554

Total interest expense	9,047	9,835	18,182	20,518

Net interest income before provision for loan losses	26,588	25,432	53,023	51,015
Provision for loan losses	1,650	1,500	3,300	3,000

Net interest income after provision for loan losses	24,938	23,932	49,723	48,015

NON-INTEREST INCOME
Securities gains	3,858	502	5,653	460
Letters of credit commissions	496	466	994	938
Depository service fees	1,472	1,480	2,805	2,961
Other operating income	1,370	1,574	2,947	2,997

Total non-interest income	7,196	4,022	12,399	7,356

NON-INTEREST EXPENSE
Salaries and employee benefits	7,081	6,248	13,724	12,413
Occupancy expense	924	817	1,905	1,748
Computer and equipment expense	832	780	1,652	1,584
Professional services expense	947	764	1,944	1,854
FDIC and state assessments	127	122	257	246
Marketing expense	460	438	849	771
Other real estate owned expense (income)	83	(195)	129	(385)
Operations of investments in real estate	703	502	1,228	1,118
Other operating expense	872	738	1,675	1,517

Total non-interest expense	12,029	10,214	23,363	20,866

Income before income tax expense	20,105	17,740	38,759	34,505
Income tax expense	6,860	5,502	12,980	10,879

Net income	13,245	12,238	25,779	23,626

Other comprehensive income, net of tax:
Unrealized holding gains arising during the period	7,418	3,527	7,126	1,193
Unrealized gains (losses) on cash flow hedge derivatives	(216)	141	(189)	75
Less: reclassification adjustments included in net income	354	718	1,518	912
Total other comprehensive income, net of tax:	6,848	2,950	5,419	356
Total comprehensive income	$20,093	$15,188	$31,198	$23,982

Net income per common share:
Basic	$0.74	$0.68	$1.43	$1.31
Diluted	$0.73	$0.67	$1.42	$1.31

Cash dividends paid per common share	$0.140	$0.140	$0.280	$0.265

Basic average common shares outstanding	18,016,015	17,992,971	18,009,937	17,980,834
Diluted average common shares outstanding	18,155,180	18,133,705	18,136,125	18,089,358

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
(In thousands)	2003	2002
Cash Flows from Operating Activities
Net income	$25,779	$23,626
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	3,300	3,000
Depreciation	836	779
Gain on sale of other real estate owned	—	(395)
Proceeds from sale of loans	6,530	10,473
Gain on sale of loans	(294)	(187)
Gain on sale and call of investment securities	(5,966)	(869)
Write-downs on venture capital investment	313	204
Amortization of investment securities premiums, net	1,879	322
Amortization of intangibles	109	104
Stock-based compensation expense	194	—
Tax benefit from stock options	6	142
Increase in deferred loan fees, net	532	91
Decrease (Increase) in accrued interest receivable	465	(182)
Decrease (Increase) in other assets, net	1,117	(1,407)
Decrease in other liabilities	(44,321)	(4,909)
Total adjustments	(35,300)	7,166
Net cash (used) provided by operating activities	(9,521)	30,792

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(255,281)	(177,730)
Proceeds from maturity and call of investment securities available-for-sale	71,110	135,999
Proceeds from sale of investment securities available-for-sale	42,986	5,030
Purchase of mortgage-backed securities available-for-sale	(102,484)	—
Proceeds from repayment of mortgage-backed securities available-for-sale	8,761	2,919
Purchase of investment securities held-to-maturity	(3,469)	(32,134)
Proceeds from maturity and call of investment securities held-to-maturity	32,590	12,070
Purchase of mortgage-backed securities held-to-maturity	(34,645)	(9,225)
Proceeds from repayment of mortgage-backed securities held-to-maturity	52,051	33,092
Net increase in loans	(83,466)	(74,648)
Purchase of premises and equipment	(634)	(1,412)
Proceeds from sale of other real estate owned	—	1,704
Net decrease (increase) in investments in real estate	2	(3,757)
Net cash used in investing activities	(272,479)	(108,092)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW deposits, money market and savings deposits	59,575	45,815
Net increase in time deposits	70,661	38,480
Net increase in federal funds purchased and securities sold under agreements to repurchase	124,000	6,392
Increase in advances from Federal Home Loan Bank	—	20,000
Issuance of trust preferred securities	19,701	—
Cash dividends	(5,038)	(4,761)
Proceeds from shares issued to the Dividend Reinvestment Plan	1,336	964
Proceeds from exercise of stock options	33	276
Purchase of treasury stock	(523)	—
Net cash provided by financing activities	269,745	107,166

(Decrease) increase in cash and cash equivalents	(12,255)	29,866
Cash and cash equivalents, beginning of the period	89,777	86,514
Cash and cash equivalents, end of the period	$77,522	$116,380

Supplemental disclosure of cash flows information
Cash paid during the period for:
Interest	$18,387	$20,997
Income taxes	$35,499	$16,869
Non-cash investing activities:
Transfer from investment securities held-to-maturity to investment securities available-for-sale, at fair value	$412,122	$10,484
Net change in unrealized holding gains on securities available-for-sale, net of tax	$5,608	$281
Net change in unrealized gains on cash flow hedge derivatives, net of tax	$(189)	$75
Transfers to other real estate owned	$—	$407

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Business

Cathay Bancorp, Inc. (the “Bancorp”) is the holding company for Cathay Bank (the “Bank”) and Cathay Capital Trust I (and together the “Company” or “we”, “us,” or “our”).  The Bank was founded in 1962 and offers a wide range of financial services.  The Bank now operates twelve branches in Southern California, eight branches in Northern California, three branches in New York State, one branch in Houston, Texas, and a representative office in Hong Kong, and in Shanghai, China.  In addition, the Bank’s subsidiary, Cathay Investment Company, maintains an office in Taiwan.  The Bank is a commercial bank, servicing primarily individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.  Cathay Capital Trust I is a statutory trust formed under the laws of the state of Delaware in June, 2003, which issued trust preferred securities for raising capital in connection with the proposed merger with GBC Bancorp.

Recent Announcement

On May 7, 2003, the Bancorp announced the signing of a merger agreement whereby GBC Bancorp (“GBC”) will merge into the Bancorp, the name of which will be changed to Cathay General Bancorp.  Simultaneously, General Bank, a wholly-owned subsidiary of GBC, will merge into the Bank.  At the closing of the merger, the Bancorp will pay cash of $162.4 million and will issue 6.75 million shares of its common stock for all the outstanding shares of GBC, subject to adjustment under certain conditions.  The allocation of the cash and stock consideration among the GBC shareholders will be dependent, among other factors, on the elections made by GBC shareholders.

Completion of the merger, is subject to certain conditions, including approval by the shareholders of both the Bancorp and GBC and applicable regulatory authorities.  Subject to obtaining such approvals, the transaction is expected to close before the end of 2003.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  Certain reclassifications have been made to the prior year’s financial statements to conform to the June 30, 2003 presentation.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

The preparation of the consolidated financial statements in accordance with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The most significant estimate subject to change relates to the allowance for loan losses.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of FASB Statement No. 123.  This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.  The Company adopted the fair value method of accounting for stock options prospectively on January 1, 2003.  See “Stock-Based Compensation,” in these Notes to Condensed Consolidated Financial Statements.

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

As of June 30, 2003, the Company owned interests in two limited partnerships, for which it is reasonably possible that the limited partnerships may be construed to be variable interest entities subject to consolidation under Interpretation No. 46.  Both of these investments were formed for the purpose of investing in low-income housing projects, which qualify for federal low-income housing tax credits and/or California tax credits, and at June 30, 2003, the carrying amount of those investments in real estate was $4.72 million.  The Company had satisfied all capital commitments required for the two investments in real estate prior to 2003, and in addition, under the terms of both limited partnership agreements, the Company is not liable for the debts, liabilities, contracts, or any other obligation of these limited partnerships. Application of Interpretation No. 46 for the Company will be the third quarter of 2003.  The Company does not expect that the adoption will have a material impact on the Company’s results of operations or financial position.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity."  This Statement establishes standards for how an issuer classifies and measures certain financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This Statement is effective for Cathay Bancorp for the first interim period beginning after June 15, 2003.  The Company has not completed its analysis to determine the impact of adopting this Statement.  However, the Company does not expect that the adoption will have a material impact on the Company’s results of operations or financial position.

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

On March 21, 2000, the Company hedged a portion of its floating interest rate loans through an interest rate swap agreement with a $20.00 million notional amount.  The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at June 30, 2003 was less than seven quarters.  Amounts to be paid or received on the interest rate swap are reclassified into earnings upon the receipt of interest payments on the underlying hedged loans, including amounts totaling $589,000 that were reclassified into earnings during the six months ended June 30, 2003.  The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $1.24 million.

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

For the three months ended June 30, 2003 and 2002, all options to purchase shares of common stock were included in the computation of diluted earnings per share. For the six months ended June 30, 2003, options to purchase an additional 179,167 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.  All options were included in the computation of diluted earnings per share for the six months ended June 30, 2002.

The following table sets forth basic and diluted earnings per share calculations:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except share and per share data)	2003	2002	2003	2002
Net income	$13,245	$12,238	$25,779	$23,626

Weighted-average shares:
Basic weighted-average number of common shares outstanding	18,016,015	17,992,971	18,009,937	17,980,834
Dilutive effect of weighted-average outstanding common shares equivalents	139,165	140,734	126,188	108,524
Diluted weighted-average number of common shares outstanding	18,155,180	18,133,705	18,136,125	18,089,358
Earnings per share:
Basic	$0.74	$0.68	$1.43	$1.31
Diluted	$0.73	$0.67	$1.42	$1.31

Stock-Based Compensation

Prior to 2003, the Company used the intrinsic-value method to account for stock-based compensation.  Accordingly, no expense was recorded in periods prior to 2003, because the stock’s fair market value did not exceed the exercise price at the date of grant.  In 2003, the Company adopted prospectively the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123,” and began recognizing the expense associated with stock options granted during 2003 using the fair value method, which resulted in a $97,000 charge to the second quarter of 2003 and a $194,000 charge to the first six months of 2003 to salaries and employee benefits.  Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date, and is recognized as an expense over the vesting period of the grant.  The Company uses the Black-Scholes option pricing model to estimate the value of granted options.  This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate.  Since compensation cost is measured at the grant date, the only variable whose change would impact expected compensation expense recognized in future periods for 2003 grants is actual forfeitures.

If the compensation cost for the Company’s stock option plan had been determined using the fair value at the grant dates for all awards under the Plan consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the periods presented would have been reduced to the pro forma amounts indicated in the table below.

	For the Three Months ended June 30, 2003		For the Six Months ended June 30, 2003
	2003	2002	2003	2002
Net income, as reported	$13,245	$12,238	$25,779	$23,626
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	56	—	112	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(124)	(53)	(248)	(105)
Pro forma net income	$13,177	$12,185	$25,643	$23,521

Earnings per share:
Basic - as reported	$0.74	$0.68	$1.43	$1.31
Basic - pro forma	0.73	0.68	1.42	1.31

Diluted - as reported	0.73	0.67	1.42	1.31
Diluted - pro forma	0.73	0.67	1.41	1.30

Commitments and Contingencies

In the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of loans, or through commercial or standby letters of credit.  Those instruments represent varying degrees of exposure to risk in excess of the amounts included in the accompanying condensed consolidated statements of condition.  The contractual or notional amount of these instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the level of expected losses, if any.

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

(In thousands)	At June 30, 2003	At December 31, 2002
Commitments to extend credit	$743,000	$725,000
Standby letters of credit	16,000	15,000
Other letters of credit	39,000	37,000
Bill of lading guarantee	12,000	11,000
Total	$810,000	$788,000

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

Investment Securities

During the second quarter of 2003, the Company reduced its holdings in US dollar-denominated corporate bonds issued by certain Hong Kong entities to $2.61 million, after selling bonds with a net book value of $20.94 million.  Management had intended to hold these bonds to maturity at the time of purchase, and therefore, designated these securities as held-to-maturity.  However, as the SARS situation persisted in Hong Kong, management came to believe that there was a risk that the credit rating of these bonds may potentially be adversely impacted.  As a result of the sales of these held-to-maturity securities, the remaining securities in the portfolio were tainted and were transferred to the available-for-sale portfolio as of May 31, 2003.  At the time of transfer, the securities held-to-maturity portfolio was primarily comprised of US government agencies, state and municipal securities, mortgage-backed securities, collateralized mortgage obligations, assets-backed securities, and corporate bonds.  The carrying value and the estimated fair value of the securities in the held-to-maturity portfolio were $411.40 million and $429.89 million, respectively at the time of transfer to the securities available-for-sale portfolio.  The net unrealized gains were $18.49 million.

Trust Preferred Securities

In connection with the proposed merger with GBC, Cathay Bancorp completed the issuance of $20.00 million of trust preferred securities in June 2003, which qualify as Tier 1 capital under current regulatory guidelines.  The trust preferred securities have a variable interest rate of three-month LIBOR plus 3.15%, with an interest rate cap of 11.75% during the first five years, the no-call period.  The trust preferred securities are redeemable, in whole or in part, at the option of Cathay Bancorp, once each quarter, beginning five years after their issuance.  The trust preferred securities carry a 30-year term.

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

•                  other factors discussed in Part II – Item 7 – “Factors that May Affect Future Results,” in our Annual Report on Form 10-K for the year ended December 31, 2002; and

•                  risks described in our registration statement on Form S-4 (which we filed in connection with the proposed merger with GBC) under the section entitled “risk factors.”

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

We invite you to visit us at our Web site at www.cathaybank.com, to access free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and our quarterly earnings releases, all of which are made available as soon as practicable after we electronically file such materials with, or furnish it to the SEC.  In addition, you can write us to obtain a free copy of any of those reports at Cathay Bancorp, Inc., 777 North Broadway, Los Angeles, California 90012, Attn: Investor Relations.

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

SECOND QUARTER HIGHLIGHTS:

•                  An increase of 8.23% in second quarter 2003 net income to $13.25 million compared with $12.24 million during the same quarter a year ago.

•                  Strong total asset growth of $258.63 million or 9.39% to $3.01 billion at June 30, 2003, from December 31, 2002 of $2.75 billion.

•                  Gross loan growth from December 31, 2002  of $77.06 million or 4.10%, primarily in commercial mortgage loans and commercial loans.

•                  Deposit accounts growth of $130.24 million or 5.63%, of which $39.81 million was in transaction and money market accounts.

•                  Net recoveries of $60,000 compared with net charge-offs of $3.50 million in the year ago quarter.

•                  Return on average stockholders’ equity was 17.35% and return on average assets was 1.81% for the quarter ended June 30, 2003.

•                  The announcement on May 7 of the signing of a definitive agreement by which GBC Bancorp will be merged into Cathay Bancorp.

•                  On May 29, 2003, the American Banker newspaper ranked Cathay Bancorp as the 13th most efficient US bank holding company among the 500 largest, which is the highest among California institutions included in the rankings, based on the results in the year 2002.  Previously, the Company had been ranked 8th by the American Banker newspaper, based on the year-to-date results as of the third quarter 2002.

Proposed Merger with GBC Bancorp

On May 7, 2003, the Bancorp announced the signing of a merger agreement whereby GBC Bancorp (“GBC”) will merge into the Bancorp, the name of which will be changed to Cathay General Bancorp.  Simultaneously, General Bank, a wholly-owned subsidiary of GBC, will merge into the Bank.  At the closing of the merger, the Bancorp will pay cash of $162.4 million and will issue 6.75 million shares of its common stock for all the outstanding shares of GBC.  The number of the Bancorp shares is subject to increase or decrease at the option of a party under certain limited circumstances.  The allocation of the cash and stock consideration among the GBC shareholders will be dependent, among other factors, on the elections made by GBC shareholders.

Completion of the merger, which has been approved by the boards of directors of both the Bancorp and GBC, is subject to certain conditions, including approval by the shareholders of both the Bancorp and GBC and by applicable regulatory authorities.  Subject to obtaining such approvals, the transaction is expected to close before the end of 2003.

Income Statement Review

Net Income

Net income for the second quarter of 2003 was $13.25 million or $0.73 per diluted share, a 8.23% increase, compared to net income of $12.24 million or $0.67 per diluted share for the same quarter a year ago.  Return on average stockholders’ equity was 17.35% and return on average assets was 1.81% for the second quarter of 2003, compared with a return on average stockholders’ equity of 19.03% and return on average assets of 1.93% for the second quarter of 2002.

FINANCIAL PERFORMANCE

(In thousands, except per share data)	2nd Quarter 2003	2nd Quarter 2002
Net income	$13,245	$12,238
Basic earnings per share	$0.74	$0.68
Diluted earnings per share	$0.73	$0.67
Return on average assets	1.81%	1.93%
Return on average stockholders’ equity	17.35%	19.03%
Efficiency ratio	35.61%	34.68%
Total average assets	$2,929,110	$2,539,688
Total average stockholders’ equity	$306,279	$257,955

Taxable-Equivalent Net Interest Income Before Provision for Loan Losses

Changes in net interest income and margin result from the interaction among the volume and composition of earning assets, related yields and associated funding costs.  Accordingly, portfolio size, composition, and yields earned and funding costs can have a significant impact on net interest income and margin.

Taxable-equivalent net interest income increased by $1.14 million to $27.10 million, compared to taxable-equivalent net interest income of $25.96 million in the year ago quarter.  The level of net interest income for the second quarter of 2003 reflected the positive effect of the growth in average commercial mortgage loans, commercial loans and securities, and the growth in lower-cost core deposits accounts (defined as total deposits less time deposit accounts of $100,000 or more), which helped to mitigate the 50 basis point decrease in the target federal funds rate on November 7, 2002, by the Federal Open Market Committee (“FOMC”).  Sequentially, quarter-over-quarter, our tax-equivalent net interest income increased slightly due to increased investments in tax-exempt state and municipal securities, when compared with taxable-equivalent net interest income of $26.98 million during the first quarter 2003.

The taxable-equivalent net interest margin fell 44 basis points from 4.35% during the second quarter of 2002 to 3.91% for the second quarter 2003.  The decrease was primarily due to the decreasing interest rate environment throughout 2002 and into 2003, including the 50 basis point drop in the federal funds rate in November 2002, the prepayment and calls of higher yielding securities, and the related lagging effect of our interest-bearing time deposit accounts.  For the quarter ended June 30, 2003, we increased our net average interest-earning assets (defined as the difference between average interest-earning assets and average interest-bearing liabilities), by $83.55 million from the quarter ended June 30, 2002, and have changed the mix in our average interest-bearing liabilities by increasing our average lower-cost core deposits by $115.41 million, or 55.96% of the $206.23 million growth in average deposits compared to 2002.  The taxable-equivalent interest rate earned on our average interest-earning assets was 5.22% and our cost of funds on average interest-bearing liabilities equaled 1.59% during the second quarter 2003.  The comparable numbers for the second quarter of 2002 were a taxable-equivalent rate earned on our average interest-earning assets of 6.00% and a cost of funds on average interest-bearing liabilities of 1.99%.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin were as follows:

	For the Three Months Ended
	June 30, 2003			June 30, 2002
Taxable-equivalent basis (Dollars in thousands)	Average Balances	Interest Income/ Expense(1)	Average Yields/ Rates	Average Balances	Interest Income/ Expense(1)	Average Yields/ Rates

Interest-earning assets
Federal funds sold and securities purchased under agreements to resell	$42,544	$128	1.21%	$42,093	$182	1.73%
Investment securities	819,657	9,192	4.50	667,348	9,819	5.90
Loans(2)
Commercial	558,108	6,468	4.65	503,326	6,411	5.11
Residential mortgage	230,960	3,556	6.18	230,761	3,856	6.70
Commercial mortgage	1,007,216	15,017	5.98	772,903	12,842	6.66
Real estate construction	106,025	1,599	6.05	157,733	2,371	6.03
Installment	10,826	170	6.30	16,115	298	7.42
Others	458	9	7.88	538	10	7.46
Total loans(3)	1,913,593	26,819	5.62	1,681,376	25,788	6.15
Deposits with banks	1,193	12	4.03	938	8	3.42

Total interest-earning assets	2,776,987	36,151	5.22	2,391,755	35,797	6.00
Allowance for loan losses	(26,626)			(23,647)
Cash and due from banks	59,549			59,707
Other non-earning assets	119,200			111,873
Total assets	$2,929,110			$2,539,688

Interest-bearing liabilities
Interest-bearing checking deposits	$152,924	93	0.24	$140,027	113	0.32%
Money market deposit	188,116	363	0.77	148,533	380	1.03
Savings deposit	304,498	225	0.30	267,014	360	0.54
Time deposits under $100	445,030	1,917	1.73	419,581	2,520	2.41
Time deposits $100 and over	1,027,681	5,032	1.96	936,864	5,641	2.42
Total interest-bearing deposits	2,118,249	7,630	1.44	1,912,019	9,014	1.89

Federal funds purchased and securities sold under repurchase agreements	3,516	11	1.25	242	1	1.66
Other borrowings	162,170	1,406	3.48	69,991	820	4.70
Total interest-bearing liabilities	2,283,935	9,047	1.59	1,982,252	9,835	1.99
Non-interest-bearing demand deposits	306,260			262,938
Other liabilities	32,636			36,543
Stockholders’ equity	306,279			257,955
Total liabilities and stockholders’ equity	$2,929,110			$2,539,688

Net interest spread			3.63%			4.01%
Fully taxable-equivalent net interest income		$27,104			$25,962
Net interest margin			3.91%			4.35%

(1)          The amount of interest earned on certain securities of states and political subdivisions and other securities held have been adjusted to a fully taxable-equivalent basis based on marginal corporate federal tax rate of 35%.

(2)          Includes average non-accrual loans of $3,672 and $6,930 for 2003 and 2002, respectively.

(3)          Loan income includes loan fees of $741 and $711 for 2003 and 2002, respectively.

Provision for Loan Losses

We increased the provision for loan losses by $150,000 to $1.65 million during the second quarter of 2003 compared with $1.50 million for the second quarter of 2002.  The provision for loan losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance that management believes should be sufficient to absorb loan losses inherent in the Company’s loan portfolio.  Gross charge-offs for the second quarter of 2003 were $48,000, compared with charge-offs of $3.67 million during the second quarter of 2002.  Recoveries in the second quarter of 2003 equaled $108,000, compared with recoveries of $168,000 in the same quarter a year ago.  Also see “Allowance for Loan Losses” on this second Quarter 2003 report on Form 10-Q.

Non-Interest Income

Non-interest income, which includes revenues from service charges on deposit accounts, letters of credit commissions, securities gains (losses), loan gains (losses), wire transfer fees, and other sources of fee income, rose $3.17 million or 78.92% to $7.20 million for the second quarter of 2003, compared with $4.02 million for the same quarter in 2002.

In the second quarter of 2003, the Company sold $20.94 million of its holdings in US dollar-denominated corporate bonds issued by certain Hong Kong entities whose credit ratings may potentially be adversely impacted by the effect of SARS, and reduced its remaining holdings to $2.61 million.  The gain on the sale was $4.03 million.  During the second quarter 2003, investment securities calls and write-downs on venture capital investments resulted in a net loss of $176,000, bringing the net securities gains to $3.86 million for the second quarter 2003.  Depository service fees decreased slightly to $1.47 million during the second quarter 2003, compared with $1.48 million in the year ago quarter.  Other operating income decreased by 12.96% to $1.37 million during the second quarter 2003, compared with $1.57 million in the year ago quarter.  The decrease in other operating income was due to lower fees earned on various bank services.

Non-Interest Expense

Non-interest expense increased $1.82 million to $12.03 million in the second quarter of 2003, compared to $10.21 million in the year ago quarter, primarily as a result of an increase of $833,000 in salaries and employee benefits expenses, reflecting primarily incentive accruals, annual salary adjustments, and a higher number of employees resulting in part from the opening of additional branches in 2002 and stock option expense.  During the first quarter of 2003, we adopted prospectively the fair value recognition provisions of Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123,” which resulted in a $97,000 charge to the second quarter of 2003, and a $194,000 charge to the first six months of 2003 to salaries and employee benefits expense for the first six months of 2003.

Income Taxes

The provision for income taxes was $6.86 million or an effective income tax rate of 34.12% for the second quarter 2003 compared with $5.50 million or an effective income tax rate of 31.01% in the year ago quarter.  The effective income tax rate during the second quarter of 2003 reflected tax credits from qualified low income housing investments and the income tax benefit of a newly formed real estate investment trust (“REIT”), which received regulatory approval in February 2003.  The effective income tax benefit during the second quarter of 2002 reflected tax credits from qualified low income housing investments and the income tax benefit of a registered investment company subsidiary of the Bank, which was deregistered in March 2003.  The increase in the effective tax rate from 2002 to 2003 resulted from the lower level of assets in the real estate investment trust in 2003, compared to those in the registered investment company in 2002.

Year-to-Date Income Statement Review

Net income was $25.78 million or $1.42 per diluted share for the six months ended June 30, 2003, an increase of 9.11% over net income of $23.63 million or $1.31 per diluted share for the same period a year ago. The Company’s net interest income before provision for loan losses increased by $2.01 million for the six months ended June 30, 2003 to $53.02 million, up 3.94%, compared to $51.02 million for the same period in 2002.  The net interest margin for the six months ended June 30, 2003 decreased 43 basis points to 3.90%, compared to 4.33% during the six months ended June 30, 2002.  On a tax-equivalent basis, the net interest margin was 3.98% for the first half of 2003, compared to 4.42% for the like period of 2002. The average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin were as follows:

	For the Six Months Ended
	June 30, 2003			June 30, 2002
Taxable-equivalent basis (Dollars in thousands)	Average Balances	Interest Income/ Expense(1)	Average Yields/ Rates	Average Balances	Interest Income/ Expense(1)	Average Yields/ Rates

Interest-earning assets
Federal funds sold and securities purchased under agreements to resell	$50,041	$301	1.21%	$45,517	$392	1.74%
Investment securities	774,498	18,611	4.85	655,064	19,605	6.04
Loans(2)
Commercial	573,686	13,008	4.57	500,831	13,940	5.61
Residential mortgage	232,493	7,233	6.22	231,937	7,870	6.79
Commercial mortgage	983,167	29,428	6.04	758,978	25,317	6.73
Real estate construction	111,199	3,280	5.95	162,955	4,803	5.94
Installment	12,173	377	6.25	17,338	645	7.50
Others	485	17	7.07	553	21	7.66
Total loans(3)	1,913,203	53,343	5.62	1,672,592	52,596	6.34
Deposits with banks	1,013	14	2.79	1,049	19	3.65
Total interest-earning assets	2,738,755	72,269	5.32	2,374,222	72,612	6.17
Allowance for loan losses	(25,876)			(23,924)
Cash and due from banks	60,972			59,331
Other non-earning assets	113,076			115,207
Total assets	$2,886,927			$2,524,836

Interest-bearing liabilities
Interest-bearing checking deposits	$151,295	179	0.24	$137,830	221	0.32%
Money market deposit	188,195	739	0.79	142,588	715	1.01
Savings deposit	297,405	436	0.30	261,495	701	0.54
Time deposits under $100	440,196	3,925	1.80	419,936	5,297	2.54
Time deposits $100 and over	1,011,648	10,232	2.04	933,045	12,030	2.60
Total interest-bearing deposits	2,088,739	15,511	1.50	1,894,894	18,964	2.02
Federal funds purchased and securities sold under repurchase agreements	1,895	12	1.28	7,276	42	1.16
Other borrowings	150,815	2,659	3.56	72,508	1,512	4.21
Total interest-bearing liabilities	2,241,449	18,182	1.64	1,974,678	20,518	2.10

Non-interest-bearing demand deposits	300,682			260,656
Other liabilities	45,812			35,321
Stockholders’ equity	298,984			254,181
Total liabilities and stockholders’ equity	$2,886,927			$2,524,836

Net interest spread			3.68%			4.07%
Fully taxable-equivalent net interest income		$54,087			$52,094
Net interest margin			3.98%			4.42%

(1)          The amount of interest earned on certain securities of states and political subdivisions and other securities held have been adjusted to a fully taxable-equivalent basis based on marginal corporate federal tax rate of 35%.

(2)          Includes average non-accrual loans of $3,570 and $7,020 for 2003 and 2002, respectively.

(3)          Loan income includes loan fees of $1,493 and $1,528 for 2003 and 2002, respectively.

Non-interest income increased 68.56% to $12.40 million for the first six months of 2003, compared to $7.36 million in the like period a year ago.  The increase is primarily due to gains recognized in 2003 on the sale of corporate bonds with a net book value of $37.06 million.  The total gains from the sales were $5.92 million.

Return on average stockholders’ equity was 17.39% and return on average assets was 1.80% for the first six months of 2003, compared to a return on average stockholders’ equity of 18.74%, and a return on average assets of 1.89% for the six months ended June 30, 2002.  The efficiency ratio for the six months ended June 30, 2003 was 35.71%, compared to 35.75% for the same period a year ago.

Financial Condition Review

Assets

Total assets increased by $258.63 million to $3.01 billion at June 30, 2003, up 9.39% from year-end 2002 of $2.75 billion.  The increase in total assets was driven primarily by strong growth in commercial mortgage loans and commercial loans totaling $96.36 million and an increase of $201.83 million in investment securities.  Cash and cash equivalents decreased by $12.26 million from December 31, 2002.

Securities

Total securities were $909.56 million and represented 30.19% of total assets at June 30, 2003 compared with $707.73 million or 25.70% of total assets at December 31, 2002.  The increase was primarily due to purchases of U.S. agencies and mortgage-backed securities during the first six months of 2003.  Average total securities represented 29.52% of average interest-earning assets for the quarter ended June 30, 2003, compared with 26.99% for the first quarter of 2003 and 25.08% for fourth quarter of 2002.

Average securities available-for-sale (“AFS”) as a percentage of average interest-earning assets increased to 29.52% for the second quarter of 2003, from 9.53% for the first quarter of 2003 and 10.23% for the fourth quarter of 2002.  The increase was primarily due to the transfer of the held-to-maturity (“HTM”) portfolio to the AFS portfolio in the second quarter of 2003.  The Company sold $20.94 million of its holdings in US dollar-denominated corporate bonds issued by certain Hong Kong entities, whose credit rating may potentially be adversely impacted by the effect of SARS, and reduced its remaining holdings to $2.61 million.  As a result of the sales from the HTM portfolio, the remaining securities in the HTM portfolio were transferred to the AFS portfolio as of May 31, 2003.  Securities HTM represented 17.46% of average interest-earning assets for the first three months of 2003 and 14.85% for the fourth quarter 2002.  Secondarily, the increase in the AFS portfolio for the six months ended June 30, 2003 was from purchases of U.S. government agency securities, mortgage-backed securities and collateralized mortgage obligations less securities called, matured, and sold during the six months ended June 30, 2003.

During the first six months of 2003, the Bank sold corporate bonds securities with a net book value totaling $37.06 million, resulted in a gain of $5.92 million, exclusive of gains on calls of AFS and HTM securities of $45,000, and $313,000 in write-downs on AFS venture capital investments.

The fair value of the AFS securities, primarily as a result of the transfer from the held-to-maturity portfolio, increased to $909.56 million at June 30, 2003 compared to $248.27 million at December 31, 2002. The net unrealized gain on securities available-for-sale, which represented the difference between fair value and amortized cost increased to $19.21 million at June 30, 2003, compared to $9.53 million at year-end 2002.  Net unrealized gains on the AFS securities are included in accumulated other comprehensive income, net of tax at June 30, 2003.

The average taxable-equivalent yield on investment securities decreased 140 basis points to 4.50% for the second quarter of 2003, compared with 5.90% during the same quarter a year-ago, as higher-yielding securities matured, prepaid or were sold.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale, as of June 30, 2003 and December 31, 2002:

	June 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
US government agencies	$334,661	$10,563	$—	$345,224
State and municipal securities	74,654	4,647	25	79,276
Mortgage-backed securities	151,062	2,945	254	153,753
Collateralized mortgage obligations	165,125	920	398	165,647
Asset-backed securities	19,999	670	—	20,669
Corporate bonds	56,069	2,807	60	58,816
Money market fund	40,000	—	21	39,979
Equity securities	28,879	—	4,273	24,606
Other securities	19,898	1,689	—	21,587

Total	$890,347	$24,241	$5,031	$909,557

	December 31, 2002
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US government agencies	$162,287	$7,896	$—	$170,183
State and municipal securities	100	—	—	100
Mortgage-backed securities	5,767	380	—	6,147
Collateralized mortgage obligations	808	39	—	847
Asset-backed securities	9,997	513	—	10,510
Corporate bonds	30,755	2,314	—	33,069
Equity securities	29,026	—	1,609	27,417

Total	$238,740	$11,142	$1,609	$248,273

The following table summarizes the scheduled maturities by security type of securities available-for-sale as of June 30, 2003:

	As of June 30, 2003
(In thousands)	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total

US government agencies	$—	$205,613	$139,611	$—	$345,224
State and municipal securities	600	13,761	32,194	32,721	79,276
Mortgage-backed securities	483	2,786	29,719	120,765	153,753
Collateralized mortgage obligations	—	9,271	38,562	117,814	165,647
Asset-backed securities	10,347	10,322	—	—	20,669
Corporate bonds	19,273	39,543	—	—	58,816
Money market fund	39,979	—	—	—	39,979
Equity securities	24,606	—	—	—	24,606
Other securities	10,292	11,295	—	—	21,587

Total	$105,580	$292,591	$240,086	$271,300	$909,557

Under our investment policy, we transferred securities held-to-maturity to the available-for-sale category when those securities are within 90 days to maturity, to further enhance the Company’s liquidity.  Prior to the transfer triggered by the sale of certain corporate bonds from the held-to-maturity portfolio, securities held-to-maturity transferred to the available-for-sale portfolio totaled $720,000 for the first five months of 2003.  As of May 31, 2003, the carrying value and fair value of the remaining securities transferred from the held-to-maturity portfolio to the available-for-sale portfolio were $411.40 million and $429.89 million, respectively.  As of June 30, 2003, the Company no longer has a held-to-maturity portfolio.

Loans

Gross loans at June 30, 2003 were $1.95 billion compared with gross loans at year-end 2002 of $1.88 billion.  Loan growth during the six months ended June 30, 2003 equaled $77.06 million, an increase of 4.10% from year-end 2002, reflecting primarily increases in commercial mortgage loans and commercial loans.

Commercial mortgage loans increased $89.53 million or 9.49% to $1.03 billion at June 30, 2003, compared to $943.39 million at year-end 2002.  Commercial mortgage loans are typically secured by first deeds of trust on commercial properties, including primarily commercial retail properties, shopping centers and owner-occupied industrial facilities, and secondarily office buildings, multiple-unit apartments, and multi-tenanted industrial properties.  At June 30, 2003, this portfolio represented approximately 52.85% of the Bank’s gross loans compared to 50.25% at year-end 2002.

Commercial loans were up $6.84 million or 1.21% to $570.51 million at June 30, 2003, compared to $563.68 at December 31, 2002.  Total commercial loans accounted for 29.19% of gross loans at June 30, 2003, compared to 30.03% at year-end 2002.  The majority of the growth was in the Small Business Administration (“SBA”) loans category, with commercial and international commercial loans increasing slightly.  The Company is continuing to focus primarily on commercial lending to small-to-medium size businesses within the Company’s geographic market area.

The increases in commercial mortgage and commercial loans were partially offset by a decrease in construction loans totaling $14.33 million during the six months ended June 30, 2003.  During the first six months of 2003, the Bank sold $6.05 million of SBA loans, resulting in a gain on sale of loans of $294,000.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	June 30, 2003	% of Total	December 31, 2002	% of Total	% Change

Loans
Commercial loans	$570,512	29.69%	$563,675	30.50%	1.21%
Residential mortgage loans	230,767	12.01	231,371	12.52	(0.26)
Commercial mortgage loans	1,032,917	53.76	943,391	51.05	9.49
Real estate construction loans	108,448	5.64	122,773	6.64	(11.67)
Installment loans	11,113	0.58	15,570	0.84	(28.63)
Other loans	529	0.03	447	0.02	18.34

Gross loans	1,954,286	101.71	1,877,227	101.57	4.10

Allowance for loan losses	(27,672)	(1.44)	(24,543)	(1.32)	12.75
Unamortized deferred loan fees	(5,138)	(0.27)	(4,606)	(0.25)	11.55

Net loans	$1,921,476	100.00%	$1,848,078	100.00%	3.97%

Other Real Estate Owned

Other real estate owned was at $653,000 as of June 30, 2003, net of a valuation allowance of $131,000, and remained unchanged from December 31, 2002.  The portfolio is consisted of two outstanding other real estate owned properties, which included one parcel of land and one commercial building.

To reduce the carrying value of other real estate owned to the estimated fair value of the properties, we maintain a valuation allowance for other real estate owned properties.  We perform periodic evaluations on each property and make corresponding adjustments to the valuation allowance, if necessary.  Any decline in value is recognized by a corresponding increase to the valuation allowance in the current period.  Management did not make any provision for other real estate owned losses during the first six months of 2003.

Investments in Real Estate

As of June 30, 2003, our investments in real estate were comprised of eight limited partnerships.  In June 2003, we entered into an agreement to invest in Potrero Partners, L.P. for a 99.9% limited-partnership interest.  The initial and first contributions made in June 2003 totaled $593,000.  In addition, during the six months ended June 30, 2003, we made additional contributions to WNC Institutional Tax Credit Fund X New York — Series 3 for $473,000 and to WNC Institutional Tax

Credit Fund California – Series 2 for $160,000.  These eight limited partnerships were formed for the purpose of investing in low income housing projects, which qualify for federal and/or state low income housing tax credits.

As of June 30, 2003, net investments in real estate remained unchanged at $21.68 million as compared to year-end 2002.  During the first half of 2003, we recognized $1.23 million in net operating losses from the limited partnerships, and contributed $1.23 million.

The following table summarizes the composition of our investments in real estate as of the dates indicated:

(Dollars in thousands)	Percentage of Ownership	Acquisition Date	Carrying Amount
			June 30, 2003	December 31, 2002
Las Brisas	49.5%	December 1993	$—	$—
Los Robles	99.0%	August 1995	363	386
California Corporate Tax Credit Fund III	32.5%	March 1999	10,557	11,128
Wilshire Courtyard	99.9%	May 1999	4,358	4,568
Lend Lease ITC XXIII	4.5%	March 2002	4,227	4,546
WNC Institutional Tax Credit Fund X New York — Series 3	4.2%	August 2002	942	529
WNC Institutional Tax Credit Fund X California — Series 2	6.0%	September 2002	636	521
Potrero Partners, L.P.	99.9%	June 2003	593	—
			$21,676	$21,678

Deposits

The increase in total assets from year-end 2002 was funded primarily by deposit growth of $130.24 million or 5.63%, to $2.44 billion.  Lower-cost core deposits (defined as total deposits less time deposit accounts of $100,000 or more) comprised $74.89 million or 57.51% of the total growth in deposits, while the remaining growth of $55.34 million or 42.49% resulted from an increase in time deposits of $100,000 or more.  This includes the Bank’s purchase of $2.12 million in deposits from CITIC International Financial Holdings Limited, which was completed in May 2003.  As of June 30, 2003, non-interest-bearing demand deposits, interest-bearing checking accounts, and savings accounts comprised 39.36% of total deposits, time deposit accounts of less than $100,000 comprised 18.02% of total deposits, while the remaining 42.62% was comprised of time deposit accounts of $100,000 or more.  At June 30, 2002, time deposit accounts of $100,000 or more represented 43.45% of total deposits.  This relative decrease in time deposit accounts of $100,000 or more reflects our efforts to grow lower cost core deposits, while placing less emphasis on higher-cost time deposit accounts of $100,000 or more.

The following tables display the deposit mix as of the dates indicated:

(Dollars in thousands)	June 30, 2003	% of Total	December 31, 2002	% of Total	% Change

Deposits
Non-interest-bearing demand deposits	$320,723	13.12%	$302,828	13.08%	5.91%
Interest-bearing checking deposits	331,577	13.56	309,665	13.38	7.08
Savings deposits	309,994	12.68	290,226	12.54	6.81
Time deposits	1,482,585	60.64	1,411,924	61.00	5.00
Total deposits	$2,444,879	100.00%	$2,314,643	100.00%	5.63%

As interest rate spreads widened between time deposits of $100,000 or more (“Jumbo CD”) and other types of interest-bearing deposits under the prevailing interest rate environment, our Jumbo CD portfolio continued to grow.  Management believes our Jumbo CDs are generally less volatile primarily due to the following reasons:

•                  approximately 68.75% of the Bank’s total Jumbo CDs have stayed with the Bank for more than two years;

•                  the Jumbo CD portfolio continued to be diversified with 4,824 accounts averaging approximately $195,000 per account owned by 3,350 individual depositors as of July 3, 2003; and

•                  this phenomenon of having a relatively higher percentage of Jumbo CDs to total deposits exists in most of the Asian American banks in our California market due to the fact that the customers in this market tend to have a higher savings rate.

Management continues to monitor the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the patrons the Bank is servicing.  To discourage the concentration in Jumbo CDs, management has continued to make efforts in the following areas:

•              to offer only retail interest rates on Jumbo CDs;

•              to offer new transaction-based products, such as the tiered interest-bearing accounts;

•              to promote transaction-based products from time to time, such as demand deposits; and

•                  to seek to diversify the customer base by branch expansion and/or acquisition as opportunities arise.

Borrowings

Our borrowings took the form of advances from the Federal Home Loan Bank of San Francisco, federal funds purchased, reverse repurchase agreements, and trust preferred securities.  Total borrowings increased by $143.70 million to $222.20 million at June 30, 2003, compared with $78.50 million at year-end 2002.  The increase in borrowings were in short-term and long-term federal funds purchased and reverse repurchase agreements, and trust preferred securities, with the majority of the funds being used for the purchase of investment securities.

Other Liabilities

Other liabilities decreased by $44.32 million at June 30, 2003.  The decrease was due primarily to a liability that was established for investment securities purchased in December 2002 that settled in January 2003.

Capital Resources

Stockholders’ equity of $315.17 million at June 30, 2003, increased by $27.21 million, or 9.45%, compared to $287.96 million at December 31, 2002.  Stockholders’ equity equaled 10.46% of total assets at June 30, 2003.  The increase of $27.21 million in stockholders’ equity was due to the following:

•                  an addition of $25.78 million from net income, less dividends paid on common stock of $5.04 million;

•                  an increase of $1.34 million from issuance of additional common shares through the Dividend Reinvestment Plan;

•                  an increase of $5.42 million in accumulated other comprehensive income, as a result of:

•                  an increase of $7.13 million in the net unrealized holding gains on securities available-for-sale, net of tax; mainly due to the transfer of securities in the held-to-maturity portfolio to the available-for-sale portfolio,

•                  a decrease of $189,000 from unrealized gains on cash flow hedging derivatives, net of tax;

•                  a decrease of $1.52 million in reclassification adjustments included in net income;

•                  a decrease of $523,000 from stock repurchases.  Pursuant to the Company’s stock repurchase program, the Company repurchased a total of 14,610 shares of common stock during the first quarter 2003 at an average price of $35.77 per share.  In April 2001, the Board of Directors approved a stock repurchase program of up to $15 million of our common stock.  Cumulatively through June 30, 2003, the Company has repurchased 319,910 shares of our common stock for $8.81 million; and

•                  stock-based compensation amortization of $194,000.

We declared cash dividends of 14 cents per common share in January 2003 on 17,999,955 shares outstanding, in April 2003 on 18,000,990 shares and in July 2003 on 18,021,747 shares outstanding.  Total cash dividends paid in 2003, including the $2.52 million paid in July, amounted to $7.56 million.

Under the Equity Incentive Plan adopted by the Board of Directors in 1998, we granted options to purchase 215,000 shares of common stock with an exercise price of $39.85 per share to eligible officers and directors on January 16, 2003.

In June 2003, Cathay Bancorp completed the issuance of $20.00 million of trust preferred securities which qualify as Tier 1 capital under current regulatory guidelines.  The trust preferred securities have a variable interest rate of three-month LIBOR plus 3.15%, with an interest rate cap of 11.75% during the first five years, the no-call period.  The trust preferred securities are redeemable, in whole or in part, at the option of Cathay Bancorp, once each quarter, beginning five years after their issuance.  The trust preferred securities carry a 30-year term.  Cathay Bancorp intends to raise an additional $20.00 million in trust preferred securities on or before the proposed merger with GBC.  There is a risk, however, that Cathay Bancorp may not be able to raise these additional amounts in commercially reasonable terms, if at all.

Asset Quality Review

Non-performing Assets

Non-performing assets to gross loans plus other real estate owned increased to 0.67% at June 30, 2003, from 0.39% at December 31, 2002, and from 0.45% at June 30, 2002.  Total non-performing assets increased to $13.16 million at June 30, 2003, compared with $7.25 million at December 31, 2002, and $7.80 million at June 30, 2002.  Non-performing assets include accruing loans past due 90 days or more, non-accrual loans, and other real estate owned.

Non-performing loans increased to $12.50 million at June 30, 2003, compared with year-end 2002 of $6.59 million, and $7.15 million at June 30, 2002.  The increase in non-performing loans was due to increase in accruing loans past due 90 days or more, which totaled $8.38 million at June 30, 2003 compared with $2.47 million at December 31, 2002.  This increase was primarily due to two commercial loans in process of renewal.  One of those loans for $2.35 million was renewed in July 2003.

The following table sets forth the breakdown of non-performing assets by categories as of the dates indicated:

(Dollars in thousands)	June 30, 2003	December 31, 2002
Accruing loans past due 90 days or more	$8,384	$2,468
Non-accrual loans	4,118	4,124
Total non-performing loans	12,502	6,592
Other real estate owned	653	653
Total non-performing assets	$13,155	$7,245

Troubled debt restructurings(1)	$4,211	$5,266
Non-performing assets as a percentage of gross loans and other real estate owned	0.67%	0.39%
Allowance for loan losses as a percentage of non-performing loans	221.34%	372.31%

(1)          Excludes $2.05 million of non-performing troubled debt restructuring loans,  of which $1.01 million is included with non-accrual loans, and $1.04 million is included in accruing loans past due 90 days or more.  Troubled debt restructuring loans as shown are accruing interest at their restructured terms.

Non-accrual Loans

Non-accrual loans were $4.12 million as of June 30, 2003, a decrease of $1.33 million from the end of the first quarter of 2003, and a slight decrease from year-end 2002.  The portfolio consisted mainly of $1.41 million in real estate loans and $2.69 million in commercial loans.  The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	June 30, 2003			December 31, 2002
(In thousands)	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other

Type of Collateral
Single/multi-family residence	$1,286	$71	$—	$386	$117	$—
Commercial real estate	124	1,746	—	132	1,099	—
Land	—	382	—	1,658	425	—
UCC	—	492	—	—	278	—
Other	—	—	17	—	—	17
Unsecured	—	—	—	—	9	3
Total	$1,410	$2,691	$17	$2,176	$1,928	$20

(1)  Real Estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

The following table presents non-accrual loans by the types of businesses the borrowers are engaged in, as of the dates indicated:

	June 30, 2003			December 31, 2002
(In thousands)	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other

Type of Business
Real estate development	$1,286	$71	$—	$1,658	$96	$—
Wholesale/Retail	—	1,633	—	—	1,557	—
Food/Restaurant	—	—	—	—	13	—
Import	—	124	—	—	127	—
Other	124	863	17	518	135	20
Total	$1,410	$2,691	$17	$2,176	$1,928	$20

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

At June 30, 2003, troubled debt restructurings totaled $4.21 million, a decrease of $1.06 million from December 31, 2002.  The decrease is due to three restructured loans outstanding at December 31, 2002 which became past due over 90 days as of June 30, 2003, and were included in the non-performing loans, under the accruing loans past due 90 days or more category.

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events.

We evaluate classified and restructured loans for impairment.  The classified loans are stratified by size, and loans less than our defined selection criteria are treated as a homogenous portfolio.  If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate.  If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral.  If the measurement of the impaired loan is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses.

We identified impaired loans with a recorded investment of $15.48 million at June 30, 2003, compared with $19.59 million at year-end 2002.  Impaired commercial loans had a recorded investment of $8.53 million, an increase of $4.64 million from year-end 2002.  The impaired commercial loans are made up of loans to five borrowers.  Three loans to two borrowers, totaling $1.78 million, were also included with non-accrual loans, and two loans, totaling $4.21 million to one borrower were included with troubled debt restructurings at June 30, 2003.  Impaired real estate loans decreased by $8.76 million to $6.95 million at June 30, 2003, compared with $15.71 million at year-end 2002 due to payoffs.  Two loans with a recorded investment of $7.61 million at December 31, 2002 were paid off in the first quarter of 2003, and one loan with a recorded investment of $2.21 million at December 31, 2002 was paid off in the second quarter.

The following tables present a breakdown of impaired loans and the related allowances as of the dates indicated:

	At June 30, 2003			At December 31, 2002
(In thousands)	Recorded Investment	Allowance	Net Balance	Recorded Investment	Allowance	Net Balance
Commercial	$8,526	$1,279	$7,247	$3,883	$629	$3,254
Real Estate (1)	6,950	1,042	5,908	15,707	2,356	13,351
Other	—	—	—	1	1	—
Total	$15,476	$2,321	$13,155	$19,591	$2,986	$16,605

(1)  Real Estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

Loan Concentrations

There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of June 30, 2003.

Allowance for Loan Losses

The Bank’s management is committed to managing the risk in its loan portfolio by maintaining the allowance for loan losses at a level that is considered to be equal to the estimated and known risks in the loan portfolio.  With a risk management objective, the Bank’s management has an established monitoring system that is designed to identify impaired and potential problem loans and to permit periodic evaluation of impairment and the adequacy level of the allowance for loan losses in a timely manner.  The nature of the process by which the Bank determines the appropriate allowance for loan losses requires the exercise of considerable judgment.  The allowance for loan losses is increased by charges to the provision for loan losses.  Identified credit exposures that are determined to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts, if any, are credited to the allowance for loan losses.

The allowance for loan losses amounted to $27.67 million at June 30, 2003, and represented the amount needed to maintain an allowance that we believe should be sufficient to absorb loan losses inherent in the Company’s loan portfolio.  The allowance for loan losses represented 1.42% of period-end gross loans and 221.34% of non-performing loans at June 30, 2003.  The comparable ratios were 1.31% of year-end 2002 gross loans and 372.31% of non-performing loans at December 31, 2002.  Total charge-offs decreased by $3.62 million to $48,000 in the second quarter 2003 compared with charge-offs of $3.67 million in the same quarter a year ago.  Commercial loan charge-offs which totaled $3.64 million in the year-ago quarter, decreased to $47,000 during the second quarter of 2003.

The following table sets forth information relating to the allowance for loan losses for the periods indicated:

(Dollars in thousands)	For the six months ended June 30, 2003	For the year ended December 1, 2002

Balance at beginning of period	$24,543	$23,973
Provision for loan losses	3,300	6,000
Loans charged-off	(331)	(5,976)
Recoveries of loans charged-off	160	546
Balance at end of period	$27,672	$24,543

Average net loans outstanding during the period	$1,887,327	$1,724,796
Ratio of net charge-offs to average net loans outstanding during the period (annualized)	0.02%	0.31%
Provision for loan losses to average net loans outstanding during the period (annualized)	0.35%	0.35%
Allowance to non-performing loans, at period-end	221.34%	372.31%
Allowance to gross loans, at period-end	1.42%	1.31%

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

Total commercial loans include commercial, international commercial, asset-based and Small Business Administration loans.  The portfolio grew slightly, from $563.68 million at year-end 2002 to $570.51 million at June 30, 2003, with the majority of growth, $4.07 million from Small Business Administration loans.  Total commercial loans grew steadily during the first quarter of 2003 over year-end 2002, but dropped roughly 4% as of the second quarter-end 2003 from the first quarter-end 2003.

Commercial loans, including international commercial loans, which are sensitive to the economic setting and conditions, grew slightly in the second quarter of 2003.  Asset-based loans increased to $161.09 million at June 30, 2003, from $146.68 million at year-end 2002, although they decreased by $7.28 million from the first quarter 2003.  As a group, delinquencies over 29 days trended upward, from $8.03 million at year-end 2002, to $15.88 million at March 31, 2003, and to $16.37 million at  June 30, 2003. There were no delinquency in asset-based loans as of June 30, 2003.  The overall portfolio increase in delinquencies appears to be the result of businesses experiencing temporary delays in their cash flows.  Allocated allowances were $10.87 million as of June 30, 2003, compared to $11.81 million from the year-end 2002.

The portfolio of residential mortgage loans, including home equity lines of credit, decreased slightly to $230.77 million at June 30, 2003, from $231.37 million at year-end 2002.  During the six-month period ending June 30, 2003, residential mortgage loans decreased by $12.38 million from $182.41 million at year-end 2002 to $170.03 million, while home equity lines of credit increased by $11.78 million from $48.96 million at year-end 2002 to $60.74 million at June 30, 2003.  The decline in residential mortgage loans reflects high prepayments due to low market interest rates.  During the first six months of 2003, originations in residential mortgage loans totaled $39.20 million, which was offset by $57.04 million of payoffs.  In terms of past due loans, delinquencies over 29 days trended downward from $2.42 million at year-end 2002 to $1.95 million at March 31, 2003, and $165,000 at June 30, 2003.  The $165,000 is comprised of two classified residential mortgage loans, which were included with non-accrual loans.  These residential mortgage loans are adequately secured and are expected to have sufficient collateral to repay the defaulted loans. There were no delinquencies in the home equity lines of credit as of the end of the second quarter 2003.  Although charge-offs have not occurred in this segment over the last year into the second quarter of 2003, in view of the expected slow increase in per capita income, sluggish job growth and the persistent unemployment rate, management has determined that it is prudent to maintain an allowance in this loan category, at a minimum risk rate.  As of the second quarter-end 2003, management allocated the same level of allowance to this loan segment as year-end 2002, $959,000.

Commercial mortgage loans, consisting primarily of loans to finance shopping centers, commercial office buildings, warehouses, hotels, and apartment structures, have grown steadily since 2001, as a result of new business development efforts.  For the six-month period ended June 30, 2003, the portfolio increased by 9.49% or $89.53 million to $1.03 billion, from $943.39 million at year-end 2002.  This loan segment has increased to represent 52.85% of the Bank’s total loan portfolio, compared to 50.25% at year-end 2002.  Loans past due from 30 to 90 days were relatively flat at $8.76 million at June 30, 2003, compared to $9.48 million at year-end 2002.  Loans past due 30 days or more decreased by $1.57 million, with an offsetting increase in past due 90 days by $1.02 million.  As of June 30, 2003, non-accrual loans increased by $991,000 from year-end 2002, to $1.24 million at June 30, 2003.  Despite the zero loan loss experience for the last six quarters, and the relatively low delinquency as a percentage of total commercial mortgage loans, management allocated an allowance of $8.10 million to this loan segment, compared to $8.46 million at year-end 2002.

Real estate construction loans continue to decrease from $122.77 million at year-end 2002 to $108.45 million as of June 30, 2003 due to payoffs.  Delinquencies over 29 days in this segment correspondingly decreased from $3.97 million as of fourth quarter-end of 2002 to $201,000 as of the second quarter-end of 2003.  Charge-offs for the first quarter 2003 were $135,000, and there were no charge-offs in the second quarter 2003.  Management allocated an allowance for $1.33 million to this loan segment as of June 30, 2003.  The allocated allowance was at $1.63 million as of March 31, 2003, and $2.61 million at year-end 2002.  While the allocated allowance is down from the first quarter of 2003 and year-end 2002, management believes the present level of allocation should be sufficient to cover the inherent risk in this loan segment.

Allocated allowances for installment and consumer loans have gradually declined as the total loan volume in this segment has declined from $20.32 million at December 31, 2001 to $15.57 million as of December 31, 2002, and further declined to $11.11 million at June 30, 2003.  The Bank continues to provide consumer loan products strictly on an accommodation basis to Bank customers.  Delinquencies over 29 days moved downward from $122,000 at year-end 2001 to $22,000 at year-end  2002, and increased slightly to $28,000 by the end of the second quarter 2003.  Delinquent loans over 90 days were zero during the six months ending June 30, 2003.  Loans on non-accrual were at $17,000 as of June 30,  2003, the same as year-end 2002, and were comprised of two automobile loans.  Charge-offs of installment and consumer loans have been nominal.  Management has therefore correspondingly continued to decrease the allocated allowance with the decrease in loan volume from $197,000 at December 31, 2001 to the present level of $49,000 at June 30, 2003.

Allowances for other risks of potential loan losses equaled $4.34 million as of June 30, 2003, compared to $2.17 million at March 31, 2003 and $2.06 million at December 31, 2002.  In view of the uncertainty in the global and the US economy, and the potential that those uncertainties may increase the risks to the Bank’s loan portfolio as a whole, management has, therefore, increased the allocation of the allowance.

After the review of all relevant factors affecting collectibility of the various loan segments, management believes that the level of allowance for loan losses is appropriate based on the analysis performed in the second quarter of 2003.

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to fund acquisitions and to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

As of June 30, 2003, both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements.  The capital ratios of the Bank place it in the “well capitalized” category, which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Bancorp’s capital and leverage ratios as of June 30, 2003 and December 31, 2002:

	Cathay Bancorp, Inc.
	June 30, 2003			December 31, 2002
(Dollars in thousands)	Balance		%	Balance		%

Tier 1 capital (to risk-weighted assets)	$311,627	(1)	13.33%	$271,613	(2)	11.93%
Tier 1 capital minimum requirement	93,515		4.00	91,043		4.00
Excess	$218,112		9.33%	$180,570		7.93%

Total capital (to risk-weighted assets)	$339,299	(1)	14.51%	$296,156	(2)	13.01%
Total capital minimum requirement	187,030		8.00	182,085		8.00
Excess	$152,269		6.51%	$114,071		5.01%

Tier 1 capital (to average assets)
– Leverage ratio	$311,627	(1)	10.67%	$271,613	(2)	10.11%
Minimum leverage requirement	116,820		4.00	107,439		4.00
Excess	$194,807		6.67%	$164,174		6.11%

Risk-weighted assets	$2,337,875			$2,276,063
Total average assets	$2,920,496	(3)		$2,685,983	(3)

The following table presents the Bank’s capital and leverage ratios as of June 30, 2003 and December 31, 2002:

	Cathay Bank
	June 30, 2003			December 31, 2002
(Dollars in thousands)	Balance		%	Balance		%

Tier 1 capital (to risk-weighted assets)	$282,591	(1)	12.11%	$262,874	(2)	11.57%
Tier 1 capital minimum requirement	93,328		4.00	90,876		4.00
Excess	$189,263		8.11%	$171,998		7.57%

Total capital (to risk-weighted assets)	$310,263	(1)	13.30%	$287,417	(2)	12.65%
Total capital minimum requirement	186,655		8.00	181,752		8.00
Excess	$123,608		5.30%	$105,665		4.65%

Tier 1 capital (to average assets)
– Leverage ratio	$282,591	(1)	9.69%	$262,874	(2)	9.80%
Minimum leverage requirement	116,641		4.00	107,258		4.00
Excess	$165,950		5.69%	$155,616		5.80%

Risk-weighted assets	$2,333,193			$2,271,902
Total average assets	$2,916,037	(3)		$2,681,438	(3)

(1) Excluding accumulated other comprehensive income of $12,138,000 and intangibles of $8,843,000.

(2) Excluding accumulated other comprehensive income of $6,719,000 and intangibles of $8,682,000.

(3) Average assets represent average balances for the second quarter of 2003 and the fourth quarter of 2002.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace.  Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”).  At June 30, 2003, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) increased to 32.35% compared to 28.23% at year-end 2002.

To supplement its liquidity needs, the Bank maintains a total credit line of $52.50 million for federal funds with three correspondent banks, and master agreements with seven brokerage firms whereby up to $380.00 million would be available through the sale of securities subject to repurchase.  The Bank is also a shareholder of the FHLB, which enables the Bank to have access to lower cost FHLB financing when necessary.  At June 30, 2003, the Bank had a total approved credit line with the FHLB of San Francisco totaling $632.48 million, of which $630.14 million was approved credit for terms over five years.  The total credit outstanding with the FHLB of San Francisco at June 30, 2003, was $90.00 million including $40.00 in overnight federal funds.  The remaining $50.00 million advances are non-callable and bear fixed interest rates, with $10.00 million maturing in 2003, $20.00 million maturing in 2004, and $20.00 million maturing in 2005.  These borrowings are secured by residential mortgages.  In addition, in June 2003, Cathay Bancorp completed the issuance of $20.00 million of trust preferred securities maturing in 2033.  The trust preferred securities have a variable interest rate and are non-callable during the first five years.  The securities are redeemable, in whole or in part, once each year, beginning five years after their issuance.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase and securities available-for-sale. At June 30, 2003, such assets at fair value totaled $923.56 million, with $255.39 million pledged as collateral for borrowings and other commitments. The remaining $668.17 million was available as additional liquidity, of which $654.17 was AFS securities available to be pledged as collateral for additional borrowings.

We had a significant portion of our time deposits maturing within one year or less as of June 30, 2003.  Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace.  However, based on our historical runoff experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits.  Management believes all the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank, proceeds from the Dividend Reinvestment Plan, and the exercise of stock options.  Dividends paid to the Bancorp by the Bank are subject to regulatory limitations.  The business activities of the Bancorp consist primarily of the operation of the Bank with limited activities in other investments.  Management believes the Bancorp’s liquidity generated from its prevailing sources is sufficient to meet its operational needs.

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

The interest rate sensitivity analysis details the expected maturity and repricing opportunities, mismatch or sensitivity gap between interest-earning assets and interest-bearing liabilities over a specified time frame.  A positive gap exists when rate-sensitive assets which reprice over a given time period exceed rate-sensitive liabilities.  During periods of increasing interest rates, net interest margin may be enhanced with a positive gap.  A negative gap exists when rate-sensitive liabilities which reprice over a given time period exceed rate-sensitive assets.  During periods of increasing interest rates, net interest margin may be impaired with a negative gap.

The following table indicates the maturity or repricing and rate sensitivity of our interest-earning assets and interest-bearing liabilities as of June 30, 2003.  Our exposure, as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods based on certain assumptions.  The interest rate sensitivity of our assets and liabilities presented in the table may vary if different assumptions were used or if actual experience differs from the assumptions used.  As reflected in the table below, we were asset sensitive at June 30, 2003, with a gap ratio of a positive 24.77% within three months and a positive cumulative gap ratio of

5.09% within one year, compared with a positive gap ratio of 28.99% within three months and a positive cumulative gap ratio of 4.40% within one year at year-end 2002.

	June 30, 2003 Interest Rate Sensitivity Period
(Dollars in thousands)	Within 3 Months	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Non-interest Sensitive	Total
Interest-earning Assets:
Cash and due from banks	$1,790	$—	$—	$—	$61,732	$63,522
Federal funds sold and securities purchased under agreements to resell	14, 000	—	—	—	—	14,000
Securities available-for-sale (1)	65,185	40,395	292,592	511,385	—	909,557
Loans receivable, gross (2)	1,519,469	49,015	84,356	297,328	—	1,950,168
Non-interest-earning assets, net	—	—	—	—	75,383	75,383
Total assets	$1,600,444	$89,410	$376,948	$808,713	$137,115	$3,012,630

Interest-bearing Liabilities:
Deposits
Demand deposits	$—	$—	$—	$—	$320,723	$320,723
Money market and NOW deposits (3)	13,937	49,267	135,969	132,404	—	331,577
Savings deposit (3)	12,446	66,605	150,385	80,558	—	309,994
TCDs under $100	271,986	150,726	17,745	—	—	440,457
TCDs $100 and over	515,895	357,176	169,057	—	—	1,042,128
Total deposits	814,264	623,774	473,156	212,962	320,723	2,444,879
Federal funds purchased and securities sold under agreements to repurchase	40,000	28,500	84,000	—	—	152,500
Advances from FHLB	—	30,000	20,000	—	—	50,000
Trust preferred securities	—	—	—	19,701	—	19,701
Non-interest-bearing other liabilities	—	—	—	—	30,383	30,383
Stockholders’ equity	—	—	—	—	315,167	315,167
Total liabilities and stockholders’ equity	$854,264	$682,274	$577,156	$232,663	$666,273	$3,012,630
Interest sensitivity gap	$746,180	$(592,864)	$(200,208)	$576,050	$(529,158)	—
Cumulative interest sensitivity gap	$746,180	$153,316	$(46,892)	$529,158	—	—
Gap ratio (% of total assets)	24.77%	(19.68)%	(6.65)%	19.12%	(18.22)%	—
Cumulative gap ratio	24.77%	5.09%	(1.56)%	17.56%	—%	—

(1)          Includes $3.88 million of venture capital investments and $20.73 million of variable-rate agency preferred stock in the “Within three months” column.  All other available-for-sale debt securities are fixed-rate and are allocated based on their contractual maturity date.

(2)          Excludes allowance for loan losses of $27.67 million, unamortized deferred loan fees of $5.14 million and $4.12 million of non-accrual loans, which are included in non-interest-earning assets.  Adjustable-rate loans are included in the “within three months” column, as they are subject to interest adjustments depending upon the terms of the loans.

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

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability.  At June 30, 2003, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 5.7%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 10.4%.  Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 3.8%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 8.8%.

The Company’s simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level to value the net economic value of our portfolio of assets and liabilities in our policy to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. At June 30, 2003, the Company was within such guidelines.

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

On March 21, 2000, we entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.00 million for a period of five years.  The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates.  The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at June 30, 2003, was approximately seven quarters.  At June 30, 2003, the fair value of the interest rate swap, excluding accrued interest, was $1.97 million, or $1.01 million net of tax compared to $2.27 million, or $1.19 million net of tax, at December 31, 2002.  For the six months ended June 30, 2003, net amounts totaling $589,000 were reclassified into earnings.  The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to reclassify into earnings within the next 12 months is approximately $1.24 million.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this quarterly report.  Based upon their evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting, that occurred during the fiscal quarter covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of stockholders of Cathay Bancorp, Inc. was held on April 21, 2003 for the purpose of considering and acting upon the following:

Election of Directors:  Four directors were elected as Class I directors to serve until the 2006 Annual Meeting and the votes cast for or withheld were as follows:

	FOR	WITHHELD	AGAINST	BROKER NON-VOTE
Michael M.Y. Chang	14,108,589	192,456	None	None
Patrick S.D. Lee	14,109,368	191,617	None	None
Anthony M. Tang	14,088,611	212,433	None	None
Thomas G. Tartaglia	13,527,000	774,045	None	None

Other Directors whose terms of office continued after the meeting:

Term ending in 2004 (Class II)	Term ending in 2005 (Class III)

Ralph Roy Buon-Cristiani	George T.M. Ching
Kelly L. Chan	Wing K. Fat
Dunson K. Cheng	Wilbur K. Woo
Joseph Chi-Hung Poon

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

Exhibit 31.1  Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2  Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1  Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2  Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

A Form 8-K, reporting under Item 12, was filed on April 17, 2003, announcing the Company’s first quarter 2003 financial results.  A Form 8-K, reporting under Item 5, was furnished on May 7, 2003, announcing the definitive agreement providing for the merger of GBC Bancorp into the Company; on June 23, 2003, announcing the appointment of Mr. Heng W. Chen as Executive Vice President and Chief Financial Officer of the Company; and on June 27, 2003, announcing the completion of an offering of $20.00 million of trust preferred securities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay Bancorp, Inc.
(Registrant)

Date: August 14, 2003	By	/s/ DUNSON K. CHENG
Dunson K. Cheng
Chairman and President

Date: August 14, 2003	By	/s/ HENG W. CHEN
Heng W. Chen
Chief Financial Officer