Form 10-Q
period 2003-09-30
CATHAY GENERAL BANCORP
filed 2003-11-14
CIK 861842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                             to

Commission file number 0-18630

CATHAY GENERAL BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (213) 625-4700

Former name: Cathay Bancorp, Inc., until October 20, 2003
(Former name, former address and former fiscal year, if changed since last report)

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

Common stock, $.01 par value, 24,802,135 shares outstanding as of November 10, 2003.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
3RDQUARTER 2003 REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Business
Recent Announcement
Basis of Presentation
Recent Accounting Pronouncements
Financial Derivatives
Earnings per Share
Stock-Based Compensation
Commitments and Contingencies
Trust Preferred Securities
Credit Agreement
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
SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
(Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(In thousands, except share and per share data)	September 30, 2003	December 31, 2002

ASSETS
Cash and due from banks	$77,475	$70,777
Federal funds sold and securities purchased under agreements to resell	2,000	19,000
Cash and cash equivalents	79,475	89,777
Securities available-for-sale (amortized cost of $935,729 in 2003 and $238,740 in 2002)	947,029	248,273
Securities held-to-maturity (estimated fair value of $477,782 in 2002)	—	459,452
Loans	2,096,260	1,877,227

Less: Allowance for loan losses	(29,369)	(24,543)
Unamortized deferred loan fees, net	(5,290)	(4,606)
Loans, net	2,061,601	1,848,078
Other real estate owned, net	653	653
Affordable housing investments, net	27,109	21,678
Premises and equipment, net	29,568	29,788
Customers’ liability on acceptances	8,525	10,608
Accrued interest receivable	13,166	14,453
Goodwill	6,552	6,552
Other assets	27,954	24,686
Total assets	$3,201,632	$2,753,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$366,018	$302,828
Interest-bearing deposits:
NOW deposits	161,661	148,085
Money market deposits	186,063	161,580
Savings deposits	325,530	290,226
Time deposits under $100	429,424	425,138
Time deposits of $100 or more	1,075,399	986,786
Total deposits	2,544,095	2,314,643

Federal funds purchased and securities sold under agreements to repurchase	112,500	28,500
Advances from Federal Home Loan Bank	160,000	50,000
Other borrowings	4,755	—
Acceptances outstanding	8,525	10,608
Trust preferred securities	39,716	—
Other liabilities	12,131	62,286
Total liabilities	2,881,722	2,466,037

Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 18,371,272 issued and 18,051,362 outstanding in 2003, and 18,305,255 issued and 17,999,955 outstanding in 2002	184	183
Treasury stock, at cost (319,910 shares in 2003, and 305,300 shares in 2002)	(8,810)	(8,287)
Additional paid-in-capital	75,473	70,857
Unearned compensation	(1,646)	—
Accumulated other comprehensive income, net	7,499	6,719
Retained earnings	247,210	218,489
Total stockholders’ equity	319,910	287,961

Total liabilities and stockholders’ equity	$3,201,632	$2,753,998

Book value per share	$17.72	$16.00

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2003	2002	2003	2002

INTEREST INCOME
Interest on loans	$27,103	$27,384	$80,446	$79,980
Interest on securities available-for-sale	8,959	3,499	17,196	11,553
Interest on securities held-to-maturity	—	5,149	9,310	15,621
Interest on federal funds sold and securities purchased under agreements to resell	11	265	312	657
Interest on deposits with banks	21	7	35	26
Total interest income	36,094	36,304	107,299	107,837

INTEREST EXPENSE
Time deposits of $100 or more	4,712	5,817	14,944	17,847
Other deposits	2,381	3,432	7,660	10,366
Other borrowed funds	1,889	813	4,560	2,367
Total interest expense	8,982	10,062	27,164	30,580

Net interest income before provision for loan losses	27,112	26,242	80,135	77,257
Provision for loan losses	1,650	1,500	4,950	4,500
Net interest income after provision for loan losses	25,462	24,742	75,185	72,757

NON-INTEREST INCOME
Securities gains	1,690	1,421	7,343	1,881
Letters of credit commissions	542	533	1,536	1,471
Depository service fees	1,385	1,330	4,190	4,291
Other operating income	1,591	1,901	4,538	4,898
Total non-interest income	5,208	5,185	17,607	12,541

NON-INTEREST EXPENSE
Salaries and employee benefits	6,537	6,374	20,261	18,787
Occupancy expense	1,094	1,009	2,999	2,757
Computer and equipment expense	766	808	2,418	2,392
Professional services expense	901	1,003	2,845	2,857
FDIC and State assessments	145	127	402	373
Marketing expense	392	357	1,241	1,128
Other real estate owned expense (income)	10	—	139	(385)
Operations of affordable housing investments	596	415	1,824	1,533
Other operating expense	692	798	2,367	2,315
Total non-interest expense	11,133	10,891	34,496	31,757
Income before income tax expense	19,537	19,036	58,296	53,541
Income tax expense	6,507	6,031	19,487	16,910
Net income	13,030	13,005	38,809	36,631

Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during the period	(3,220)	1,939	3,907	3,133
Unrealized (losses) gains on cash flow hedge derivatives	(55)	417	(244)	491
Less: reclassification adjustments included in net income	1,364	550	2,883	1,462
Total other comprehensive (losses) income, net of tax:	(4,639)	1,806	780	2,162
Total comprehensive income	$8,391	$14,811	$39,589	$38,793

Net income per common share:
Basic	$0.72	$0.72	$2.15	$2.04
Diluted	$0.72	$0.72	$2.14	$2.02

Cash dividends paid per common share	$0.280	$0.140	$0.560	$0.405

Basic average common shares outstanding	18,033,582	18,005,262	18,017,905	17,989,066
Diluted average common shares outstanding	18,223,498	18,133,446	18,165,335	18,113,054

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
(In thousands)	2003	2002
Cash Flows from Operating Activities
Net income	$38,809	$36,631
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	4,950	4,500
Depreciation	1,260	1,185
Gain on sale of other real estate owned	—	(395)
Proceeds from sale of loans	8,807	13,568
Gain on sale of loans	(434)	(351)
Gain on sale and call of investment securities	(7,809)	(2,126)
Write-downs on venture capital investments	466	245
Amortization of investment securities premiums, net	4,016	509
Amortization of intangibles	165	156
Stock-based compensation expense	291	—
Tax benefit from stock options	11	145
Increase in deferred loan fees, net	684	325
Decrease in accrued interest receivable	1,287	2,112
Increase in other assets, net	(4,414)	(107)
(Decrease) increase in other liabilities	(50,553)	2,020
Total adjustments	(41,273)	21,786
Net cash (used) provided by operating activities	(2,464)	58,417

Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(260,025)	(187,271)
Proceeds from maturity and call of investment securities available-for-sale	76,905	164,066
Proceeds from sale of investment securities available-for-sale	108,632	20,143
Purchase of mortgage-backed securities available-for-sale	(261,261)	(34,003)
Proceeds from repayments of asset-backed securities available-for-sale	—	3,636
Proceeds from repayments and sale of mortgage-backed securities available-for-sale	55,012	—
Purchase of investment securities held-to-maturity	(3,469)	—
Proceeds from maturity and call of investment securities held-to-maturity	32,590	12,420
Purchase of mortgage-backed securities held-to-maturity	(34,645)	(38,843)
Proceeds from repayment of mortgage-backed securities held-to-maturity	52,051	44,840
Net increase in loans	(227,530)	(203,557)
Purchase of premises and equipment	(1,040)	(1,778)
Proceeds from sale of other real estate owned	—	1,704
Net increase in affordable housing investments	(284)	(4,333)
Net cash used in investing activities	(463,064)	(222,976)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW deposits, money market and savings deposits	136,553	101,064
Net increase in time deposits	92,899	52,065
Net increase in federal funds purchased and securities sold under agreements to repurchase	84,000	6,386
Increase in borrowings from Federal Home Loan Bank	110,000	20,000
Increase in trust preferred securities	39,716	—
Cash dividends	(10,088)	(7,281)
Proceeds from shares issued to the Dividend Reinvestment Plan	2,621	1,431
Proceeds from exercise of stock options	48	288
Purchase of treasury stock	(523)	(262)
Net cash provided by financing activities	455,226	173,691

(Decrease) increase in cash and cash equivalents	(10,302)	9,132
Cash and cash equivalents, beginning of the period	89,777	86,514
Cash and cash equivalents, end of the period	$79,475	$95,646

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$27,514	$31,311
Income taxes	$41,240	$16,889
Non-cash investing activities:
Transfer of investment securities held-to-maturity to investment securities available-for-sale, at fair value	$412,122	$10,864
Net change in unrealized holding gains on securities available-for-sale, net of tax	$1,024	$1,670
Net change in unrealized (losses) gains on cash flow hedge derivatives, net of tax	$(244)	$492
Transfers of loans to other real estate owned	$—	$407
Consolidation of mortgage payable of affordable housing investments	$4,755	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Business

Cathay General Bancorp, formerly Cathay Bancorp, Inc. (the “Bancorp”) is the holding company for Cathay Bank (the “Bank”), Cathay Capital Trust I, and Cathay Statutory Trust I (together the “Company” or “we”, “us,” or “our”).  The Bank was founded in 1962 and offers a wide range of financial services.  After the completion of the Company’s merger with GBC Bancorp and General Bank as of the close of business on October 20, 2003, as described under “Recent Developments” below, the Bank now operates twenty-six branches in Southern California, twelve branches in Northern California, one branch in Washington State, three branches in New York State, two branches in Massachusetts, and one branch in Houston, Texas, plus representative offices in Hong Kong and Shanghai, China.  In addition, the Bank’s subsidiaries, Cathay Investment Company and GBC Investment and Consulting Company maintain offices in Taipei, Taiwan, and GB Trading Service, Ltd. maintains an office in Hong Kong.  The Bank is a commercial bank, servicing primarily individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.  Cathay Capital Trust I is a statutory business trust formed under the laws of the state of Delaware in June 2003, and Cathay Statutory Trust I is a statutory business trust formed under the laws of the state of Connecticut in September 2003.  Both trusts issued trust preferred securities for the purpose of raising capital in connection with the merger with GBC Bancorp.  In addition, as part of the merger with GBC Bancorp, GBC Venture Capital, Inc., a subsidiary of GBC Bancorp which was formed to hold stock warrants received as part of business relationships and to make equity investments in companies and limited partnerships subject to applicable regulatory restrictions, became a subsidiary of Cathay General Bancorp.  Concurrently, GB Capital Trust, a real estate investment trust became a subsidiary of Cathay Bank.  GB Capital Trust and Cathay Real Investment Trust, also a real estate investment trust and a subsidiary of Cathay Bank, were both formed to provide the Company with flexibility to raise additional capital.

Recent Developments

As of the close of business on October 20, 2003, the Company completed its merger with GBC Bancorp and General Bank, pursuant to the terms of the Agreement and Plan of Merger, dated May 6, 2003.  Consequently, GBC Bancorp was merged with and into Cathay Bancorp, Inc. with Cathay Bancorp, Inc. as the surviving corporation, and General Bank, a wholly-owned subsidiary of GBC Bancorp, was merged with and into Cathay Bank, with Cathay Bank as the surviving corporation.  As a result of the merger, the Bancorp issued 6.75 million shares of its newly issued common stock, and paid $162.4 million in cash for all of the issued and outstanding shares of GBC Bancorp common stock. In addition, Cathay Bancorp Inc. changed its name to Cathay General Bancorp, but its common stock continues to be quoted on Nasdaq National Market under the symbol “CATY” while GBC Bancorp’s common stock was removed from trading.

In connection with the merger, three existing directors of GBC Bancorp joined the boards of directors of both the Bancorp and the Bank.  These directors are Peter Wu, Ph.D., to serve as a Class I director with the term expiring at the 2006 annual meeting, Thomas C.T. Chiu, M.D., to serve as a Class II director with the term expiring at the 2004 annual meeting, and Ting Liu, Ph.D. to serve as a Class III director with the term expiring at the 2005 annual meeting. In addition, upon completion of the merger, Mr. Peter Wu, GBC Bancorp’s Chairman of the Board of Directors and Chief Executive Officer, became the Bancorp’s Executive Vice Chairman and Chief Operating Officer, and joined the newly-created Office of President/CEO.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  Certain reclassifications have been made to the prior year’s financial statements to conform to the September 30, 2003 presentation.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

The preparation of the consolidated financial statements in accordance with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The most significant estimate subject to change relates to the allowance for loan losses.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.”  This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.  The Company adopted the fair value method of accounting for stock options prospectively on January 1, 2003.  See “Stock-Based Compensation,” in these Notes to Condensed Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34.”  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and did not have a material effect on the Company’s consolidated financial statements.  The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.  See “Commitments and Contingencies,” in these Notes to Condensed Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  The Company adopted the Interpretation in the third quarter of 2003.  Three of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities, and these partnerships are consolidated in the Company’s consolidated financial statements as of September 30, 2003.

The adoption of the Interpretation did not have a material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  This Statement is generally effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures certain financial instruments that are within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This Statement is generally effective for the Bancorp for the first interim period beginning after June 15, 2003.  The Company adopted SFAS No. 150 in the third quarter of 2003.  The adoption did not have a material impact on the Company’s consolidated financial statements.

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

On March 21, 2000, the Company hedged a portion of its floating interest rate loans through an interest rate swap agreement with a $20.0 million notional amount.  The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at September 30, 2003 was less than six quarters.  Amounts to be paid or received on the interest rate swap are reclassified into earnings upon the receipt of interest payments on the underlying hedged loans, including amounts totaling $897,000 that were reclassified into earnings during the nine months ended September 30, 2003.  The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $1.2 million.

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

For the three months ended September 30, 2003 and 2002, all options to purchase shares of common stock were included in the computation of diluted earnings per share. For the nine months ended September 30, 2003, options to purchase an additional 179,167 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.  All options were included in the computation of diluted earnings per share for the nine months ended September 30, 2002.

The following table sets forth basic and diluted earnings per share calculations:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except share and per share data)	2003	2002	2003	2002
Net income	$13,030	$13,005	$38,809	$36,631

Weighted-average shares:
Basic weighted-average number of common shares outstanding	18,033,582	18,005,262	18,017,905	17,989,066
Dilutive effect of weighted-average outstanding common shares equivalents	189,916	128,184	147,430	123,988
Diluted weighted-average number of common shares outstanding	18,223,498	18,133,446	18,165,335	18,113,054
Earnings per share:
Basic	$0.72	$0.72	$2.15	$2.04
Diluted	$0.72	$0.72	$2.14	$2.02

Stock-Based Compensation

Prior to 2003, the Company used the intrinsic-value method to account for stock-based compensation granted to employees.  Accordingly, no expense was recorded in periods prior to 2003, because the stock’s fair market value did not exceed the exercise price at the date of grant.  In 2003, the Company adopted prospectively the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123,” and began recognizing the expense associated with stock options granted during 2003 using the fair value method, which resulted in a $97,000 charge to the third quarter of 2003 and a $291,000 charge to the first nine months of 2003 to salaries and employee benefits.  Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date, and is recognized as an expense over the vesting period of the grant.  The Company uses the Black-Scholes option pricing model to estimate the fair value of granted options.  This model takes into account the option exercise price, the option’s expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate.  Since compensation cost is measured at the grant date, the only variable whose change would impact expected compensation expense recognized in future periods for 2003 grants is actual forfeitures.

If the compensation cost for all awards granted under the Company’s stock option plan had been determined using the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the periods presented would have been reduced to the pro forma amounts indicated in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net income, as reported	$13,030	$13,005	$38,809	$36,631
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	56	—	168	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(124)	(53)	(372)	(158)
Pro forma net income	$12,962	$12,952	$38,605	$36,473

Earnings per share:
Basic – as reported	$0.72	$0.72	$2.15	$2.04
Basic – pro forma	0.72	0.72	2.14	2.03

Diluted – as reported	0.72	0.72	2.14	2.02
Diluted – pro forma	0.71	0.71	2.13	2.01

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

(In thousands)	At September 30, 2003	At December 31, 2002
Commitments to extend credit	$687,000	$725,000
Standby letters of credit	26,000	15,000
Other letters of credit	26,000	37,000
Bill of lading guarantees	11,000	11,000
Total	$750,000	$788,000

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment agreement.  These commitments generally have fixed expiration dates and the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrowers.  Letters of credit, including standby letters of credit and bill of lading guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing these types of instrument is essentially the same as that involved in making loans to customers.

Investment Securities

During the second quarter of 2003, the Company reduced its holdings in US dollar-denominated corporate bonds issued by certain Hong Kong entities to $2.6 million, after selling bonds with a net book value of $20.9 million.  Management had intended to hold these bonds to maturity at the time of purchase, and therefore, designated these securities as held-to-maturity.  However, as the SARS situation persisted in Hong Kong, management came to believe that there was a risk that the credit rating of these bonds may potentially be adversely impacted.  As a result of the sales of these held-to-maturity securities, the remaining securities in the portfolio were tainted and were transferred to the available-for-sale portfolio as of May 31, 2003.  At the time of transfer, the securities held-to-maturity portfolio was primarily comprised of US government agencies, state and municipal securities, mortgage-backed securities, collateralized mortgage obligations, assets-backed securities, and corporate bonds.  The carrying value and the estimated fair value of the securities in the held-to-maturity portfolio were $411.4 million and $429.9 million, respectively at the time of transfer to the securities available-for-sale portfolio.  The net unrealized gains were $18.5 million.

Trust Preferred Securities

In connection with the GBC Bancorp merger, the Bancorp issued $20.0 million of trust preferred securities in June 2003, which have a variable interest rate of three-month LIBOR plus 3.15%, and an interest rate cap of 11.75% during the first five years, when the securities cannot be called.  The trust preferred securities carry a 30-year term and are redeemable, in whole or in part, at the option of the Bancorp, once each quarter, beginning five years after their issuance.

Also in connection with the merger, the Bancorp completed a second issuance of $20.0 million of trust preferred securities in September 2003.  The trust preferred securities have a variable interest rate of three-month LIBOR plus 3.00% and a 30-year term.  The trust preferred securities are redeemable, in whole or in part, at the option of the Bancorp, once each quarter, beginning five years after their issuance.

Credit Agreement

The Bancorp entered into a credit agreement with Citicorp North America, Inc. for a term loan on October 3, 2003.  The Bancorp requested an advance for $20.0 million on October 30, 2003 at 3-month LIBOR plus 0.80%, to mature on January 28, 2004.  The proceeds were used as part of the funding for the call of the $40.0 million in 8 3/8% GBC Bancorp subordinated notes due 2007 that were assumed by the Bancorp as part of its merger with GBC Bancorp.  The Bancorp redeemed these notes on November10, 2003 at a redemption price of 101% of the principal amount together with accrued interest thereon.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is given based on the assumption that  the reader has access to and has read the Annual Report on Form 10-K for the year ended December 31, 2002, of Cathay Bancorp, Inc. (“Bancorp”) and its wholly-owned subsidiary Cathay Bank (the “Bank”), Cathay Capital Trust I, Cathay Statutory Trust I (together, the “Company” or “we”, “us,” or “our”).

The statements in this report include forward-looking statements regarding management’s beliefs, projections, and assumptions concerning future results and events.  These forward-looking statements may, but do not necessarily, include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue” or similar expressions.  Forward-looking statements are not guarantees.  They involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, adverse developments, or conditions related to or arising from:

•                  the Company’s ability or inability to retain key personnel, maintain customer relationships, and integrate its operations and realize the benefits of its recent merger with GBC Bancorp;

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

•                  other factors discussed in Part II – Item 7 – “Factors that May Affect Future Results,” in our Annual Report on Form 10-K for the year ended December 31, 2002; and

•                  risks described in our registration statement on Form S-4 (which we filed in connection with the merger with GBC) under the section entitled “risk factors.”

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

We invite you to visit us at our Web site at www.cathaybank.com, to access free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and our quarterly earnings releases, all of which are made available as soon as practicable after we electronically file such materials with, or furnish them to the SEC.  In addition, you can write us to obtain a free copy of any of those reports at Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012, Attn: Investor Relations.

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

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

THIRD QUARTER HIGHLIGHTS:

•                  Net income for the third quarter 2003 was the same as the quarter a year ago, at $13.0 million.

•                  Total asset growth of $447.6 million or 16.3% to $3.2 billion at September 30, 2003, from December 31, 2002 of $2.8 billion.

•                  Gross loans grew to $2.1 billion from December 31, 2002, an increase of $219.0 million or 11.7%, primarily in commercial mortgage loans and commercial loans.

•                  Deposit accounts grew to $2.5 billion from December 31, 2002, an increase of $229.5 million or 9.9%, of which $140.8 million or 61.4% of the total growth was in core deposits.

•                  Net recoveries of $46,000 in the third quarter of 2003, compared with net charge-offs of $402,000 in the year ago quarter.

•                  Return on average stockholders’ equity was 16.55% and return on average assets was 1.66% for the quarter ended September 30, 2003.

•                  On October 20, 2003, the Bancorp completed its merger with GBC Bancorp pursuant to the Agreement and Plan of Merger dated May 6, 2003, whereby GBC Bancorp was merged with and into Cathay Bancorp, Inc. and GBC Bancorp’s wholly-owned subsidiary, General Bank, was merged with and into Cathay Bank; and Cathay Bancorp Inc.’s name was changed to Cathay General Bancorp.

•                  On September 4, 2003, the American Banker newspaper ranked the Company as the 16th most efficient US bank holding company among the 500 largest, based on the results for the first quarter of 2003.

Subsequent Events

Merger with GBC Bancorp

At the close of business on October 20, 2003, Cathay Bancorp, Inc. completed its merger with GBC Bancorp, and changed its name to Cathay General Bancorp.  As a result of the merger, GBC Bancorp was merged with and into the Bancorp and General Bank, the wholly-owned subsidiary of GBC Bancorp, was merged with and into the Bank.  Under the terms of the merger, the Company paid $162.4 million in cash, issued 6.75 million shares of its common stock and assumed options to purchase up to 830,000 GBC Bancorp shares, for all of the issued and outstanding shares of GBC Bancorp.

The Company accounted for the merger using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”  Immediately prior to the closing of the merger, GBC Bancorp had total assets of $2.4 billion, securities of $1.1 billion, loans of $1.1 billion, and deposits of $1.9 billion.  In connection with the merger, the Company incurred approximately $1.6 million in transaction costs.

Credit Agreement

The Bancorp entered into a credit agreement with Citicorp North America, Inc. for a term loan on October 3, 2003.  The Bancorp requested an advance for $20.0 million on October 30, 2003 at LIBOR plus 0.80%, to mature on January 28, 2004.  The proceeds were used  as the funding for the call of the $40.0 million in 8 3/8% GBC Bancorp subordinated notes due 2007 that were assumed by the Bancorp as part of its merger with GBC Bancorp.  The Bancorp redeemed these notes on November 10, 2003 at a redemption price of 101% at the principal amount together with accrued interest thereon.

Income Statement Review

Net Income

Net income for the third quarter of 2003 was $13.0 million or $0.72 per diluted share, the same as net income of $13.0 million and $0.72 per diluted share for the same quarter a year ago.  Return on average stockholders’ equity was 16.55% and return on average assets was 1.66% for the third quarter of 2003, compared with a return on average stockholders’ equity of 18.94% and return on average assets of 1.96% for the third quarter of 2002.

FINANCIAL PERFORMANCE

(In thousands, except per share data)	3rd Quarter 2003	3rd Quarter 2002
Net income	$13,030	$13,005
Basic earnings per share	$0.72	$0.72
Diluted earnings per share	$0.72	$0.72
Return on average assets	1.66%	1.96%
Return on average stockholders’ equity	16.55%	18.94%
Efficiency ratio	34.45%	34.65%
Total average assets	$3,108,858	$2,630,188
Total average stockholders’ equity	$312,393	$272,354

Net Interest Income Before Provision for Loan Losses

Our net interest income before provision for loan losses increased to $27.1 million during the third quarter of 2003, or 3.3% higher than the $26.2 million during the same quarter a year ago.  The increase was due to growth in both the investment and loan portfolios, which helped to mitigate the effect of the accelerated amortization of premiums on securities due to higher prepayments, lower securities yields available on reinvestment and the effect of the decreases in the target federal funds rate on the Company’s asset-sensitive balance sheet.

The net interest margin, on a fully taxable-equivalent basis, fell 17 basis points from 3.91% during the second quarter 2003 to 3.74% for the third quarter 2003, primarily as a result of lower yields from the loan portfolio and accelerated amortization of premiums on securities due to higher prepayments, as well as the lower yields available from investment securities upon reinvestment.  The net interest margin decreased from 4.29% in the third quarter of 2002 to 3.74% in the third quarter of 2003, primarily as a result of the 50 basis point drop in the federal funds rate in November 2002 and the 25 basis point drop in June 2003, the accelerated amortization of premiums on securities due to higher prepayments, prepayments and calls of higher yielding securities, and the related lagging effect on our interest-bearing time deposit accounts.

For the third quarter of 2003, the interest rate earned on our average interest-earning assets was 4.96% on a fully taxable-equivalent basis, and our cost of funds on average interest-bearing liabilities equaled 1.47%.  In comparison, for the third quarter of 2002, the interest rate earned on our average interest-earning assets was 5.90% and our cost of funds on average interest-bearing liabilities equaled 1.96%.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rates and net interest margins were as follows:

	For the Three Months Ended
	September 30, 2003			September 30, 2002
Taxable-equivalent basis (Dollars in thousands)	Average Balances	Interest Income/ Expense (1)	Average Yields/ Rates	Average Balances	Interest Income/ Expense (1)	Average Yields/ Rates

Interest-earning assets
Federal funds sold and securities purchased under agreements to resell	$6,054	$11	0.72%	$60,457	$265	1.74%
Investment securities	939,232	9,471	4.00	629,978	9,181	5.78
Loans(2)
Commercial	570,735	6,423	4.46	525,446	6,815	5.15
Residential mortgage	235,413	3,405	5.79	231,142	3,815	6.60
Commercial mortgage	1,056,681	15,553	5.84	860,534	14,153	6.53
Real estate construction	108,464	1,566	5.73	154,515	2,323	5.96
Installment	10,164	149	5.82	14,931	268	7.12
Others	473	7	5.87	713	10	5.56
Total loans(3)	1,981,930	27,103	5.43	1,787,281	27,384	6.08
Deposits with banks	2,285	21	3.65	840	7	3.31

Total interest-earning assets	2,929,501	36,606	4.96	2,478,556	36,837	5.90
Allowance for loan losses	(28,339)			(22,371)
Cash and due from banks	60,368			56,829
Other non-earning assets	147,328			117,174
Total assets	$3,108,858			$2,630,188

Interest-bearing liabilities
Interest-bearing checking deposits	$160,752	94	0.23	$139,212	110	0.31
Money market deposit	187,212	315	0.67	166,391	447	1.07
Savings deposit	317,156	241	0.30	274,913	379	0.55
Time deposits under $100	442,211	1,731	1.55	428,962	2,496	2.31
Time deposits $100 and over	1,052,592	4,712	1.78	953,913	5,817	2.42
Total interest-bearing deposits	2,159,923	7,093	1.30	1,963,391	9,249	1.87

Federal funds purchased and securities sold under repurchase agreements	77,195	205	1.05	12	—	—
Other borrowings	162,500	1,424	3.48	78,500	813	4.11
Trust preferred securities	22,750	260	4.53	—	—	—
Total interest-bearing liabilities	2,422,368	8,982	1.47	2,041,903	10,062	1.96

Non-interest-bearing demand deposits	326,803			279,454
Other liabilities	47,294			36,477
Stockholders’ equity	312,393			272,354
Total liabilities and stockholders’ equity	$3,108,858			$2,630,188

Net interest spread			3.49%			3.94%
Fully taxable-equivalent net interest income		$27,624			$26,775
Net interest margin			3.74%			4.29%

(1) The amount of interest earned on certain securities of states and political subdivisions and other securities held have been adjusted to a fully taxable-equivalent basis based on marginal corporate federal tax rate of 35%.

(2) Includes average non-accrual loans of $3,747 and $4,944 for 2003 and 2002, respectively.

(3) Loan income includes loan fees of $800 and $703 for 2003 and 2002, respectively.

Provision for Loan Losses

We increased the provision for loan losses by $150,000 to $1.7 million during the third quarter of 2003 compared with $1.5 million for the third quarter of 2002.  The provision for loan losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance that management believes should be sufficient to absorb loan losses inherent in the Company’s loan portfolio.  Gross charge-offs for the third quarter of 2003 were $15,000, compared with charge-offs of $415,000 during the third quarter of 2002.  Recoveries in the third quarter of 2003 equaled $61,000, compared with recoveries of $13,000 in the same quarter a year ago.  Also see “Allowance for Loan Losses” on this third quarter 2003 report on Form 10-Q.

Non-Interest Income

Non-interest income, which includes revenues from service charges on deposit accounts, letters of credit commissions, securities sales, loan sales, wire transfer fees, and other sources of fee income, was $5.2 million for the third quarter of 2003, which was the same as the third quarter of 2002.

For the third quarter of 2003, the Company realized a net gain on securities of $1.7 million compared to $1.4 million for the same quarter in 2002.  Other operating income decreased by 16.3% to $1.6 million during the third quarter 2003 compared with $1.9 million in the year ago quarter.  The decrease in other operating income was due primarily to lower wire transfer fees and foreign exchange income.

Non-Interest Expense

Non-interest expense increased $242,000 to $11.1 million in the third quarter of 2003, while the efficiency ratio improved slightly to 34.45% compared to 34.65% in the year ago quarter.  The increase in non-interest expense during the third quarter 2003 was primarily attributable to higher losses from operations of affordable housing investments of $181,000 due to additional investments, increases in salaries and employee benefits expenses of $163,000, and increases in occupancy expense of $85,000.  The increases in salaries and employee benefits expense and occupancy expense were related to a higher number of employees, resulting in part from the opening of additional branches and $97,000 for stock option expense.  During the first quarter of 2003, the Company adopted prospectively the stock option expense provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123”.

Income Taxes

The provision for income taxes was $6.5 million, representing an effective income tax rate of 33.3%, for the third quarter 2003 compared with $6.0 million, representing an effective income tax rate of 31.7%, in the year ago quarter.  The effective income tax rate during the third quarter of 2003 reflected tax credits from qualified affordable housing investments, and the income tax benefits of the real estate investment trust formed in the first quarter of 2003.  The effective income tax rate during the third quarter of 2002 reflected tax credits from affordable housing investments, and the income tax benefits of a registered investment company subsidiary of the Bank, which was deregistered in March 2003. The increase in the effective tax rate from 2002 to 2003 resulted from the lower level of assets in the real estate investment trust in 2003 compared to the registered investment company in 2002.

Year-to-Date Income Statement Review

Net income was $38.8 million or $2.14 per diluted share for the nine months ended September 30, 2003, an increase of 6.0% over net income of $36.6 million or $2.02 per diluted share for the same period a year ago.  The Company’s net interest income before provision for loan losses increased by $2.9 million for the nine months ended September 30, 2003 to $80.1 million, up 3.7%, compared to $77.3 million for the same period in 2002.  The net interest margin, on a fully taxable-equivalent basis for the nine months ended September 30, 2003 decreased 49 basis points to 3.89%, compared to 4.38% for the nine months ended September 30, 2002.

The average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rates and net interest margins were as follows:

	For the Nine Months Ended
	September 30, 2003			September 30, 2002
Taxable-equivalent basis (Dollars in thousands)	Average Balances	Interest Income/ Expense (1)	Average Yields/ Rates	Average Balances	Interest Income/ Expense(1)	Average Yields/ Rates

Interest-earning assets
Federal funds sold and securities purchased under agreements to resell	$35,218	$312	1.18%	$50,551	$657	1.74%
Investment securities	822,773	28,081	4.56	646,610	28,786	5.95
Loans(2)
Commercial	572,647	19,431	4.54	509,153	20,755	5.45
Residential mortgage	233,477	10,638	6.08	231,669	11,685	6.73
Commercial mortgage	1,020,003	44,981	5.90	793,175	39,470	6.65
Real estate construction	110,277	4,846	5.88	160,111	7,126	5.95
Installment	11,496	526	6.12	16,527	913	7.39
Others	481	24	6.67	607	31	6.83
Total loans(3)	1,948,381	80,446	5.52	1,711,242	79,980	6.25
Deposits with banks	1,299	35	3.60	953	26	3.65
Total interest-earning assets	2,807,671	108,874	5.18	2,409,356	109,449	6.07
Allowance for loan losses	(26,706)			(23,400)
Cash and due from banks	46,770			57,807
Other non-earning assets	140,636			116,577
Total assets	$2,968,371			$2,560,340

Interest-bearing liabilities
Interest-bearing checking deposits	$154,482	266	0.23	$138,296	324	0.31
Money market deposit	187,864	1,053	0.75	150,610	1,163	1.03
Savings deposit	308,217	684	0.30	266,015	1,086	0.55
Time deposits under $100	441,114	5,657	1.71	422,978	7,793	2.46
Time deposits $100 and over	1,025,216	14,944	1.95	940,078	17,847	2.54
Total interest-bearing deposits	2,116,893	22,604	1.43	1,917,977	28,213	1.97

Federal funds purchased and securities sold under repurchase agreements	27,271	216	1.06	4,828	42	1.16
Other borrowings	154,753	4,072	3.52	74,510	2,325	4.17
Trust preferred securities	8,028	272	4.53	—	—	—
Total interest-bearing liabilities	2,306,945	27,164	1.57	1,997,315	30,580	2.05

Non-interest-bearing demand deposits	296,652			266,968
Other liabilities	61,264			35,752
Stockholders’ equity	303,510			260,305
Total liabilities and stockholders’ equity	$2,968,371			$2,560,340

Net interest spread			3.61%			4.02%
Fully taxable-equivalent net interest income		$81,710			$78,869
Net interest margin			3.89%			4.38%

(1) The amount of interest earned on certain securities of states and political subdivisions and other securities held have been adjusted to a fully taxable-equivalent basis based on marginal corporate federal tax rate of 35%.

(2) Includes average non-accrual loans of $3,629 and $6,328 for 2003 and 2002, respectively.

(3) Loan income includes loan fees of $2,292 and $2,230 for 2003 and 2002, respectively.

Non-interest income increased 40.4% to $17.6 million for the first nine months of 2003, compared to $12.5 million in the like period a year ago.  The increase is primarily due to gains recognized in 2003 on the sale of investment securities with a net book value of $100.9 million.  The total gains from the sales of these securities were $7.8 million.

Return on average stockholders’ equity was 17.10% and return on average assets was 1.75% for the first nine months of 2003, compared to a return on average stockholders’ equity of 18.81% and a return on average assets of 1.91% for the nine months ended September 30, 2002.  The efficiency ratio for the nine months ended September 30, 2003 was 35.29%, compared to 35.36% for the same period a year ago.

Financial Condition Review

Assets

Total assets increased by $447.6 million to $3.2 billion at September 30, 2003, up 16.3% from year-end 2002 of $2.8 billion.  The increase in total assets was driven primarily by growth in investment securities totaling $239.3 million and an increase of $219.0 million in gross loans.

Securities

Total investment securities increased 33.8% to $947.0 million at September 30, 2003, compared to $707.7 million at December 31, 2002.  As a percentage of total assets, the investment securities portfolio increased to 29.6% at September 30, 2003, compared with 25.7% at year-end 2002.

Average investment securities as a percentage of average interest-earning assets increased to 32.1% for the third quarter of 2003, from 25.1% for the fourth quarter of 2002.  The net increase in the portfolio for the nine months ended September 30, 2003 was from purchases of U.S. government agency securities, mortgage-backed securities and collateralized mortgage obligations less securities called, matured, and sold.  During the first nine months of 2003, the Bank sold corporate bonds, U. S. government agency securities, and mortgage-backed securities with a net book value totaling $100.9 million, resulted in a gain of $7.8 million, exclusive of gains on calls of investment securities of $45,000 and $466,000 in write-downs on venture capital investments.

The fair value of the investment securities available-for-sale was $947.0 million at September 30, 2003 compared to $248.3 million at December 31, 2002 primarily as a result of the transfer of securities in the held-to-maturity  portfolio to the available-for-sale  portfolio in the second quarter of 2003.  In the second quarter of 2003, the Company sold $20.9 million of its holdings in US dollar-denominated corporate bonds issued by certain Hong Kong entities whose credit rating may potentially be adversely impacted by the effect of SARS, and reduced its remaining holdings to $2.6 million.  As a result of these sales from the held-to-maturity portfolio, the remaining securities in the held-to-maturity portfolio were transferred to the available-for-sale portfolio as of May 31, 2003.  Net unrealized gains on securities available-for-sale, which represents the difference between fair value and amortized cost, increased to $11.3 million at September 30, 2003, compared to $9.5 million at year-end 2002.  Net unrealized gains on investment securities available-for-sale are included in accumulated other comprehensive income, net of tax.

The average taxable-equivalent yield on investment securities decreased 178 basis points to 4.0% for the third quarter of 2003, compared with 5.8% during the same quarter a year-ago, as higher-yielding securities matured, prepaid, or were sold and premiums amortization accelerated as a result of higher prepayments.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale as of September 30, 2003, and December 31, 2002:

	September 30, 2003
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US government agencies	$293,948	$6,445	$578	$299,815
State and municipal securities	73,428	3,748	94	77,082
Mortgage-backed securities	273,192	3,350	1,168	275,374
Collateralized mortgage obligations	135,385	1,620	1,436	135,569
Asset-backed securities	19,999	485	—	20,484
Corporate bonds	50,969	1,879	10	52,838
Money market fund	40,000	—	145	39,855
Equity securities	28,902	—	4,100	24,802
Other securities	19,906	1,304	—	21,210
Total	$935,729	$18,831	$7,531	$947,029

	December 31, 2002
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US government agencies	$162,287	$7,896	$—	$170,183
State and municipal securities	100	—	—	100
Mortgage-backed securities	5,767	380	—	6,147
Collateralized mortgage obligations	808	39	—	847
Asset-backed securities	9,997	513	—	10,510
Corporate bonds	30,755	2,314	—	33,069
Equity securities	29,026	—	1,609	27,417
Total	$238,740	$11,142	$1,609	$248,273

The following tables summarize the composition, carrying value, gross unrealized gains, gross unrealized losses and estimated fair values of securities held-to-maturity as of December 31, 2002:

	December 31, 2002
(In thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government agencies	$49,996	$2,032	$—	$52,028
State and municipal securities	72,770	5,392	6	78,156
Mortgage-backed securities	66,135	3,231	—	69,366
Collateralized mortgage obligations	168,055	1,664	60	169,659
Asset-backed securities	9,999	349	—	10,348
Corporate bonds	72,611	4,471	253	76,829
Other securities	19,886	1,510	—	21,396
Total	$459,452	$18,649	$319	$477,782

The following table summarizes the scheduled maturities of investment securities by security type as of September 30, 2003:

	As of September 30, 2003
(In thousands)	Non-maturing	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total
US government agencies	$—	$—	$162,162	$137,653	$—	$299,815
State and municipal securities	—	230	14,717	33,087	29,048	77,082
Mortgage-backed securities	—	193	2,002	27,198	245,981	275,374
Collateralized mortgage obligations	—	—	8,354	32,176	95,039	135,569
Asset-backed securities	—	—	20,484	—	—	20,484
Corporate bonds	—	36,874	15,964	—	—	52,838
Money market fund	39,855	—	—	—	—	39,855
Equity securities	24,802	—	—	—	—	24,802
Other securities		10,201	—	11,009	—	21,210
Total	$64,657	$47,498	$223,683	$241,123	$370,068	$947,029

Under our investment policy, we transferred securities held-to-maturity to the available-for-sale category when those securities are within 90 days to maturity, to further enhance the Company’s liquidity.  Prior to the transfer triggered by the sale of certain corporate bonds from the held-to-maturity portfolio, securities held-to-maturity transferred to the available-for-sale portfolio totaled $720,000 for the first five months of 2003.  As of May 31, 2003, the carrying value and fair value of the remaining securities transferred from the held-to-maturity portfolio to the available-for-sale portfolio were $411.4 million and $429.9 million, respectively.  As of September 30, 2003, the Company no longer has a held-to-maturity portfolio.

Loans

Gross loan growth during the nine months ended September 30, 2003, equaled $219.0 million, an increase of 11.7% from year-end 2002, reflecting increases in commercial mortgage loans, which grew by $182.8 million to $1.1 billion at September 30, 2003, compared with $943.4 million at year-end 2002, and in commercial loans, which increased by $35.9 million to $599.5 million at period-end, September 30, 2003, compared with $563.7 million at year-end 2002.

Commercial mortgage loans increased $182.8 million or 19.4% to $1.1 billion at September 30, 2003, compared to $943.4 million at year-end 2002.  Commercial mortgage loans are typically secured by first deeds of trust on commercial properties, including primarily commercial retail properties, shopping centers and owner-occupied industrial facilities, and secondarily office buildings, multiple-unit apartments, and multi-tenanted industrial properties.  At September 30, 2003, this portfolio represented approximately 54.6% of the Bank’s net loans compared to 51.1% at year-end 2002.

Commercial loans increased $35.9 million or 6.4% to $599.5 million at September 30, 2003, compared to $563.7 million at December 31, 2002.  Total commercial loans accounted for 29.1% of net loans at September 30, 2003, compared to 30.5% at year-end 2002.  The majority of the growth was in commercial asset-based loans, with lesser increases in commercial, international commercial, and Small Business Administration loans.  The Company is continuing to focus primarily on commercial lending to small-to-medium size businesses within the Company’s geographic market areas.

The increases in commercial mortgage and commercial loans were partially offset by decreases in real estate construction loans totaling $7.8 million and installment loans totaling $5.8 million.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	September 30, 2003	% of Total	December 31, 2002	% of Total	% Change

Loans
Commercial loans	$599,532	29.08%	$563,675	30.50%	6%
Residential mortgage loans	245,618	11.91	231,371	12.52	6
Commercial mortgage loans	1,126,160	54.63	943,391	51.05	19
Real estate construction loans	114,988	5.58	122,773	6.64	(6)
Installment loans	9,807	0.48	15,570	0.84	(37)
Other loans	155	0.01	447	0.02	(65)
Gross loans	2,096,260	101.69	1,877,227	101.57	12

Allowance for loan losses	(29,369)	(1.43)	(24,543)	(1.32)	20

Unamortized deferred loan fees, net	(5,290)	(0.26)	(4,606)	(0.25)	15
Net loans	$2,061,601	100.00%	$1,848,078	100.00%	12%

Other Real Estate Owned

Other real estate owned was at $653,000 as of September 30, 2003, net of a valuation allowance of $131,000, and remained unchanged from December 31, 2002.  The portfolio consists of two outstanding other real estate owned properties, which includes one parcel of land and one commercial building.

To reduce the carrying value of other real estate owned to the estimated fair value of the properties, we maintain a valuation allowance for other real estate owned properties.  We perform periodic evaluations on each property and make corresponding adjustments to the valuation allowance, if necessary.  Any decline in value is recognized by a corresponding increase to the valuation allowance in the current period.  Management did not make any provision for other real estate owned losses during the first nine months of 2003.

Affordable Housing Investments

The Company invested in three new affordable housing limited partnerships during the third quarter of 2003.  Capital contributions made on these new and existing limited partnerships totaled $2.1 million during the quarter and $3.3 million in the first nine months of 2003.  In addition, during the third quarter of 2003, the Company adopted Interpretation No. 46, “Consolidation of Variable Interest Entities,” issued by the FASB in January 2003.  Three of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities, and are now consolidated in the Company’s consolidated financial statements. In total, affordable housing investments increased $5.4 million to $27.1 million as of September 30, 2003 from year-end 2002.

Deposits

The increase in total assets from year-end 2002 was funded primarily by deposit growth of $229.5 million or 9.9%, to $2.5 billion.  Lower-cost core deposits (defined as total deposits less time deposit accounts of $100,000 or more) comprised $140.8 million or 61.4% of the total growth in deposits, while the remaining growth of $88.6 million or 38.6% resulted from an increase in time deposits of $100,000 or more.  This includes the Bank’s purchase of $2.1 million in deposits from CITIC International Financial Holdings Limited, which was completed in May 2003.  As of September 30, 2003, non-interest-bearing demand deposits, interest-bearing checking accounts, and savings accounts comprised 40.9% of total deposits, time deposit accounts of less than $100,000 comprised 16.9% of total deposits, while the remaining 42.2% was comprised of time deposit accounts of $100,000 or more.  At December 31, 2002, time deposit accounts of $100,000 or more represented 42.6% of total deposits.  This relative decrease in time deposit accounts of $100,000 or more reflects our continued efforts to grow lower cost core deposits, while placing less emphasis on higher-cost time deposit accounts of $100,000 or more.

The following table displays the deposit mix as of the dates indicated:

(Dollars in thousands)	September 30, 2003	% of Total	December 31, 2002	% of Total	% Change

Deposits
Non-interest-bearing demand deposits	$366,018	14.39%	$302,828	13.08%	20.87%
Interest-bearing checking deposits	347,724	13.67	309,665	13.38	12.29
Savings deposits	325,530	12.79	290,226	12.54	12.16
Time deposits	1,504,823	59.15	1,411,924	61.00	6.58
Total deposits	$2,544,095	100.00%	$2,314,643	100.00%	9.91%

Management believes our Jumbo CDs are generally less volatile primarily due to the following reasons:

•                  approximately 69.0% of the Bank’s total Jumbo CDs have stayed with the Bank for more than two years;

•                  the Jumbo CD portfolio continued to be diversified with 4,824 accounts averaging approximately $195,000 per account owned by 3,350 individual depositors as of July 3, 2003; and

•                  the phenomenon of having a relatively higher percentage of Jumbo CDs to total deposits, which exists in most of the Asian American banks in our California market, due to the fact that the customers in this market tend to have a higher savings rate.

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

Borrowings

Our borrowings as of September 30, 2003 took the form of advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, federal funds purchased, reverse repurchase agreements, trust preferred securities, and mortgages on affordable housing projects.  Total borrowings increased by $238.5 million to $317.0 million at September 30, 2003, compared with $78.5 million at year-end 2002.  The majority increase of the borrowings was in short-term advances from the FHLB of San Francisco, federal funds purchased, reverse repurchase agreements, and trust preferred securities, with most of the funds being used for the purchase of investment securities. Other borrowings increased $4.8 million from year-end 2002 as a result of consolidation of the mortgage liabilities of the three affordable housing limited partnerships determined to be variable interest entities under FASB Interpretation No. 46.  Recourse on these mortgage liabilities is limited to the assets of the limited partnerships, totaling $10.8 million.

Other Liabilities

Other liabilities decreased by $50.2 million from December 31, 2002 to September 30, 2003.  The decrease was due primarily to a liability that was established for investment securities purchased in December 2002 that settled in January 2003.

Capital Resources

Stockholders’ equity of $319.9 million at September 30, 2003, increased by $31.9 million, or 11.1%, compared to $288.0 million at December 31, 2002.  Stockholders’ equity equaled 10.0% of total assets at September 30, 2003.  The increase of $31.9 million in stockholders’ equity was due to the following:

•                  An addition of $38.8 million from net income, less dividends declared on common stock of $10.1 million;

•                  An increase of $2.6 million from issuance of additional common shares through the Dividend Reinvestment Plan and proceeds from exercise of stock options;

•                  An increase of $780,000 in accumulated other comprehensive income, as a result of:

•                  An increase of $3.9 million in the net unrealized holding gains on securities available-for-sale, net of tax;

•                  A decrease of $244,000 from a decrease in unrealized gains on cash flow hedging derivatives, net of tax;

•                  A decrease of $2.8 million in reclassification adjustments included in net income;

•                  A decrease of $523,000 from stock repurchases.  Pursuant to the Company’s stock repurchase program, approved by the Board of Directors in April 2001 to purchase up to $15.0 million of our common stock, the Company repurchased a total of 14,610 shares of common stock during the first quarter 2003 at an average price of $35.77 per share.  Cumulatively through September 30, 2003, the Company has repurchased 319,910 shares of our common stock for $8.8 million; and

•      Stock-based compensation amortization of $291,000.

We declared cash dividends of 14 cents per common share in January 2003 on 17,999,955 shares outstanding, in April 2003 on 18,000,990 shares, in July 2003 on 18,021,747 shares and in August 2003 on 18,036,196 shares outstanding.  Total cash dividends paid in 2003 amounted to $10.1 million.

Under the Equity Incentive Plan adopted by the Board of Directors in 1998, we granted options to purchase 215,000 shares of common stock with an exercise price of $39.85 per share to eligible officers and directors on January 16, 2003.

In connection with the GBC Bancorp merger, the Bancorp completed an issuance of $20.0 million of trust preferred securities in June 2003, which have a variable interest rate of three-month LIBOR plus 3.15%, with an interest rate cap of 11.75% during the first five years, when the securities cannot be called.  The trust preferred securities carry a 30-year term and are redeemable, in whole or in part, at the option of the Bancorp, once each quarter, beginning five years after their issuance.  Also in connection with the merger, the Bancorp completed a second issuance of $20.0 million of trust preferred securities in September 2003.  The trust preferred securities have a variable interest rate of three-month LIBOR plus 3.00%, and a 30-year term.  The trust preferred securities are redeemable, in whole or in part, at the option of the Bancorp, once each quarter, beginning five years after their issuance.

At a special meeting of the stockholders of Cathay Bancorp, Inc. held on September 17, 2003, the stockholders approved an amendment to Cathay Bancorp, Inc.’s Certificate of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 100,000,000. The amendment became effective on October 16, 2003.

Asset Quality Review

Non-performing Assets

Non-performing assets to gross loans plus other real estate owned decreased to 0.24% at September 30, 2003, from 0.39% at December 31, 2002, and from 0.64% at September 30, 2002.  Total non-performing assets decreased to $4.9 million at September 30, 2003, compared with $7.2 million at December 31, 2002, and $11.8 million at September 30, 2002.  Non-performing assets include accruing loans past due 90 days or more, non-accrual loans, and other real estate owned.

Non-performing loans decreased to $4.3 million at September 30, 2003, compared with year-end 2002 of $6.6 million, and $11.1 million at September 30, 2002.  The decrease in non-performing loans was due primarily to a decrease in accruing loans past due 90 days or more, which totaled $1.0 million at

September 30, 2003 compared with $2.5 million at December 31, 2002.  The decrease was primarily due to payoffs from one construction loan and three commercial loans during the first nine months of 2003 totaling $1.8 million.

The following table sets forth the breakdown of non-performing assets by categories as of the dates indicated:

(Dollars in thousands)	At September 30, 2003	At December 31, 2002
Accruing loans past due 90 days or more	$1,044	$2,468
Non-accrual loans	3,240	4,124
Total non-performing loans	4,284	6,592
Other real estate owned	653	653
Total non-performing assets	$4,937	$7,245

Troubled debt restructurings(1)	$5,253	$5,266
Non-performing assets as a percentage of gross loans and other real estate owned	0.24%	0.39%
Allowance for loan losses as a percentage of non-performing loans	685.55%	372.31%

(1)          Excludes two loans for $952,000 which were included with non-accrual loans.  Troubled debt restructuring loans as shown are accruing interest at their restructured terms.

Non-accrual Loans

Non-accrual loans were $3.2 million as of September 30, 2003, a slight decrease from the $4.1 million at second quarter-end of 2003 and year-end 2002.  The portfolio consisted mainly of $705,000 in real estate loans and $2.5 million in commercial loans.  The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	September 30, 2003			December 31, 2002
(In thousands)	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other
Type of Collateral
Single/multi-family residence	$587	$58	$—	$386	$117	$—
Commercial real estate	118	1,665	—	132	1,099	—
Land	—	360	—	1,658	425	—
UCC	—	441	—	—	278	—
Other	—	—	11	—	—	17
Unsecured	—	—	—	—	9	3
Total	$705	$2,524	$11	$2,176	$1,928	$20

(1)          Real Estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

The following table presents non-accrual loans by the types of businesses the borrowers are engaged in, as of the dates indicated:

	September 30, 2003			December 31, 2002
(In thousands)	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other
Type of Business
Real estate development	$383	$58	$—	$1,658	$96	$—
Wholesale/Retail	—	1,531	—	—	1,557	—
Food/Restaurant	—	—	—	—	13	—
Import	—	124	—	—	127	—
Other	322	811	11	518	135	20
Total	$705	$2,524	$11	$2,176	$1,928	$20

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

At September 30, 2003, troubled debt restructurings totaled $5.3 million, unchanged compared to December 31, 2002.  There were five loans in the category, all current as of September 30, 2003.

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

We identified impaired loans with a recorded investment of $26.3 million at September 30, 2003, compared with $19.6 million at year-end 2002.  Impaired commercial loans had a recorded investment of $18.6 million, an increase of $14.7 million from year-end 2002.  The impaired commercial loans are made up of loans to eight borrowers.  Four loans to two borrowers, totaling $1.7 million, were also included with non-accrual loans, and one loan for $1.7 million was included with troubled debt restructurings at September 30, 2003.  Impaired real estate loans decreased by $8.3 million to $7.4 million at September 30, 2003, compared with $15.7 million at year-end 2002 due to payoffs.  Two loans with a recorded investment of $7.6 million at December 31, 2002 were paid off in the first quarter of 2003, and one loan with a recorded investment of $2.2 million at December 31, 2002 was paid off in the second quarter of 2003.

The following table presents a breakdown of impaired loans and the related allowances as of the dates indicated:

	At September 30, 2003			At December 31, 2002
(In thousands)	Recorded Investment	Allowance	Net Balance	Recorded Investment	Allowance	Net Balance
Commercial	$18,608	$2,649	$15,959	$3,883	$629	$3,254
Real Estate (1)	7,440	1,116	6,324	15,707	2,356	13,351
Other	250	38	212	1	1	—
Total	$26,298	$3,803	$22,495	$19,591	$2,986	$16,605

(1)          Real Estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

Loan Concentrations

There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of September 30, 2003.

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

The allowance for loan losses amounted to $29.4 million at September 30, 2003, and represented the amount needed to maintain an allowance that we believe should be sufficient to absorb loan losses inherent in the Company’s loan portfolio.  The allowance for loan losses represented 1.4% of period-end gross loans and 685.6% of non-performing loans at September 30, 2003.  The comparable ratios were 1.31% of year-end 2002 gross loans and 372.3% of non-performing loans at December 31, 2002.  Total charge-offs decreased by $400,000 to $15,000 in the third quarter 2003 compared with charge-offs of $415,000 in the same quarter a year ago.

The following table sets forth information relating to the allowance for loan losses for the periods indicated:

(Dollars in thousands)	For the nine months ended September 30, 2003	For the year ended December 31, 2002
Balance at beginning of period	$24,543	$23,973
Provision for loan losses	4,950	6,000
Loans charged-off	(346)	(5,976)
Recoveries of loans charged-off	222	546
Balance at end of period	$29,369	$24,543

Average net loans outstanding during the period	$1,921,675	$1,724,796
Ratio of net charge-offs to average net loans outstanding during the period (annualized)	0.01%	0.31%
Provision for loan losses to average net loans outstanding during the period (annualized)	0.34%	0.35%
Allowance to non-performing loans, at period-end	685.55%	372.31%
Allowance to gross loans, at period-end	1.40%	1.31%

Our allowance for loan losses consists of the following:

1.               Specific allowance: For impaired loans, we provide specific allowances based on an evaluation of impairment, and for each criticized loan, we allocate a portion of the general allowance to each loan based on a loss percentage assigned.  The percentage assigned depends on a number of factors including loan classification, the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral, charge-off history, management’s knowledge of the portfolio, and general economic conditions.

2.               General allowance: The unclassified portfolio is segmented on a group basis.  Segmentation is determined by loan type and by identifying risk characteristics that are common to the groups of loans.  The allowance is allocated to each segmented group based on the group’s historical loan loss experience, trends in delinquencies and non-accrual loans, and other significant factors, such as national and local economy, trends and conditions, strength of management and loan staff, underwriting standards, and the concentration of credit.

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

With these above methodologies, the specific allowance is for those loans internally classified and risk graded as Special Mention, Substandard, Doubtful, or Loss.  Additionally, the Bank’s management allocates a specific allowance for “impaired credits” in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.”  The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance.

Total commercial loans include commercial, international commercial, asset-based and Small Business Administration loans.  The portfolio grew steadily during the nine months of 2003, from $563.7 million at year-end 2002 to $599.5 million at September 30, 2003, with the majority of growth, $26.8 million, from asset-based loans.  Commercial, international commercial, and Small Business Administrations loans all increased modestly during the same period.  As a group, delinquencies trended upward slightly, from $8.3 million at year-end 2002, to $10.5 million at September 30, 2003.  Charge-offs for the nine months in 2003 totaled $204,000 compared to $5.6 million for the same period a year ago.  Although charge-offs have decreased substantially in 2003, management considers it prudent to increase the level of allowance due to the increase in impaired loans during the third quarter.  Allocated allowances were at $13.6 million as of September 30, 2003, compared to $11.8 million at year-end 2002.

The portfolio of residential mortgage loans, including home equity lines of credit, increased slightly to $245.6 million at September 30, 2003, from $231.4 million at year-end 2002.  In terms of past due residential mortgage loans, the overall delinquencies trended downward from $2.4 million at year-end 2002 to $204,000 at September 30, 2003.  As of the third quarter-end 2003, the allocated allowance was $1.4 million, the same as year-end 2002, as losses remained low.

Commercial mortgage loans, consisting primarily of loans to finance shopping centers, commercial office buildings, warehouses, hotels, and apartment structures, have grown steadily since 2001 as a result of new business development efforts.  For the nine-month period ended September 30, 2003, the portfolio increased by 19.4% or $182.8 million to $1.1 billion, from $943.4 million at year-end 2002.  This loan segment has increased to represent 54.6% of the Bank’s total loan portfolio, compared to 51.1% at year-end 2002.  Past due loans totaled $3.6 million at the third quarter-end of 2003, compared to $9.7 million at year-end 2002.  As of September 30, 2003, commercial mortgage loans classified as impaired decreased $8.3 million to $7.4 million from year-end 2002 of $15.7 million. Management considered it prudent to increase the allowance level to $10.7 million as of September 30, 2003, compared to $8.5 million at year-end 2002 based on the growth in the portfolio.

Real estate construction loans increased $6.5 million in the third quarter of 2003 to $115.0 million from $108.5 million as of second quarter-end of 2003, but continued to be on a downward trend compared to $122.8 million at year-end 2002.  The recent increase in the portfolio was derived mostly from disbursements of existing single-family constructions projects that exceeded payoffs on non-residential construction.  Past due loans totaled $1.2 million as of September 30, 2003, with $1.0 million in 30 days past due, compared to $4.0 million as of fourth quarter-end of 2002 with $2.0 million in 30 days past due and $1.7 million in non-accrual.  Charge-offs for the nine months in 2003 totaled $135,000 and none in the third quarter 2003.  Management reduced the allowance to $1.6 million to this loan segment as of September 30, 2003, compared to $2.6 million at year-end 2002 as a result of the decrease in loan balances and problem loans.

After the review of all relevant factors affecting collectibility of the various loan segments, management believes that the level of allowance for loan losses is appropriate based on the analysis performed in the third quarter of 2003.

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to fund acquisitions and to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

As of September 30, 2003, both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements.  The capital ratios of the Bank place it in the “well capitalized” category, which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Company’s capital and leverage ratios as of September 30, 2003 and December 31, 2002:

	Company
	September 30, 2003		December 31, 2002
(Dollars in thousands)	Balance	%	Balance	%
Tier 1 capital (to risk-weighted assets)	$341,097	13.63%	$271,613	11.93%
Tier 1 capital minimum requirement	100,075	4.00	91,043	4.00
Excess	$241,022	9.63%	$180,570	7.93%

Total capital (to risk-weighted assets)	$370,466	14.81%	$296,156	13.01%
Total capital minimum requirement	200,149	8.00	182,085	8.00
Excess	$170,317	6.81%	$114,071	5.01%

Tier 1 capital (to average assets) – Leverage ratio	$341,097	11.00%	$271,613	10.11%
Minimum leverage requirement	124,012	4.00	107,439	4.00
Excess	$217,085	7.00%	$164,174	6.11%

Risk-weighted assets	$2,501,864		$2,276,063
Total average assets	$3,100,288		$2,685,983

The following table presents the Bank’s capital and leverage ratios as of September 30, 2003 and December 31, 2002:

	Bank
	September 30, 2003		December 31, 2002
(Dollars in thousands)	Balance	%	Balance	%
Tier 1 capital (to risk-weighted assets)	$291,023	11.66%	$262,874	11.57%
Tier 1 capital minimum requirement	99,860	4.00	90,876	4.00
Excess	$191,163	7.66%	$171,998	7.57%

Total capital (to risk-weighted assets)	$320,392	12.83%	$287,417	12.65%
Total capital minimum requirement	199,719	8.00	181,752	8.00
Excess	$120,673	4.83%	$105,665	4.65%

Tier 1 capital (to average assets)
– Leverage ratio	$291,023	9.40%	$262,874	9.80%
Minimum leverage requirement	123,795	4.00	107,258	4.00
Excess	$167,228	5.40%	$155,616	5.80%

Risk-weighted assets	$2,496,489		$2,271,902
Total average assets	$3,094,876		$2,681,438

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace.  Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”).  At September 30, 2003, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) remained at 28.23%, the same as year-end 2002.

To supplement its liquidity needs, the Bank maintains a total credit line of $52.5 million for federal funds with three correspondent banks, and master agreements with seven brokerage firms whereby up to $380.0 million would be available through the sale of securities subject to repurchase.  The Bank is also a shareholder of the FHLB of San Francisco, which enables the Bank to have access to lower cost FHLB financing when necessary.  As of November 2, 2003, the Bank had a total approved credit line with the FHLB of San Francisco totaling $752.4 million, of which $686.5 million was approved credit for terms over five years.  The total credit outstanding with the FHLB of San Francisco at September 30, 2003, was $160.0 million including $110.0 million in short term advances.  The other $50.0 million are long-term advances which are non-callable and bear fixed interest rates, with $20.0 million maturing in 2004 and $20.0 million maturing in 2005.  The remaining $10.0 million of long term advances was paid in October 2003.  These borrowings are secured by residential mortgages.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and investment securities available-for-sale. At September 30, 2003, such assets at fair value totaled $949.0 million, with $451.9 million pledged as collateral for borrowings and other commitments. The remaining $497.1 million was available as additional liquidity, of which $495.1 million was investment securities available to be pledged as collateral for additional borrowings.

We had a significant portion of our time deposits maturing within one year or less as of September 30, 2003.  Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace.  However, based on our historical runoff experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits.  Management believes all the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank, the issuances of securities, proceeds from the Dividend Reinvestment Plan, and proceeds from the exercise of stock options.  Dividends paid to the Bancorp by the Bank are subject to regulatory limitations.  The business activities of the Bancorp consist primarily of the operation of the Bank with limited activities in other investments.  Management believes the Bancorp’s liquidity generated from its prevailing sources is sufficient to meet its operational needs.

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

The following table indicates the maturity or repricing and rate sensitivity of our interest-earning assets and interest-bearing liabilities as of September 30, 2003.  Our exposure, as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods based on certain assumptions.  The interest rate sensitivity of our assets and liabilities presented in the table may vary if different assumptions were used or if actual experience differs from the assumptions used.  As reflected in the table below, we were asset sensitive at September 30, 2003, with a gap ratio of a positive 26.6% within three months and a positive cumulative gap ratio of 5.8% within one year, compared with a positive gap ratio of 29.0% within three months and a positive cumulative gap ratio of 4.4% within one year at year-end 2002.

	September 30, 2003 Interest Rate Sensitivity Period
(Dollars in thousands)	Within 3 Months	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Non-interest Sensitive	Total
Interest-earning Assets:
Cash and due from banks	$2,144	$—	$—	$—	$75,331	$77,475
Federal funds sold and securities purchased under agreements to resell	2,000	—	—	—	—	2,000
Investment securities(1)	79,830	28,423	223,684	611,191	3,901	947,029
Loans, gross(2)	1,684,756	21,413	100,301	286,550	—	2,093,020
Non-interest-earning assets, net	—	—	—	—	82,108	82,108
Total assets	$1,768,730	$49,836	$323,985	$897,741	$161,340	$3,201,632

Interest-bearing Liabilities:
Deposits
Demand deposits	$—	$—	$—	$—	$366,018	$366,018
Money market and NOW deposits (3)	14,616	51,666	142,590	138,852	—	347,724
Savings deposit (3)	13,070	69,943	157,922	84,595	—	325,530
TCDs under $100	241,670	168,829	18,925	—	—	429,424
TCDs $100 and over	529,111	366,460	179,828	—	—	1,075,399
Total deposits	798,467	656,898	499,265	223,447	366,018	2,544,095
Federal funds purchased and securities sold under agreements to repurchase	—	38,500	74,000	—	—	112,500
Advances from FHLB	120,000	20,000	20,000	—	—	160,000
Other borrowings	—	—	—	4,755	—	4,755
Trust preferred securities	—	—	—	39,716	—	39,716
Non-interest-bearing other liabilities	—	—	—	—	20,656	20,656
Stockholders’ equity	—	—	—	—	319,910	319,910
Total liabilities and stockholders’ equity	$918,467	$715,398	$593,265	$267,918	$706,584	$3,201,632
Interest sensitivity gap	$850,263	$(665,562)	$(269,280)	$629,823	$(545,244)	—
Cumulative interest sensitivity gap	$850,263	$184,701	$(84,579)	$545,244	—	—
Gap ratio (% of total assets)	26.56%	(20.79)%	(8.41)%	19.67%	(17.03)%	—
Cumulative gap ratio	26.56%	5.77%	(2.64)%	17.03%	—%	—

(1)          Includes $3.9 million of venture capital investments in the “Non-interest Sensitive” column and $20.9 million of variable-rate agency preferred stock in the “Within three months” column.  All other available-for-sale debt securities are fixed-rate and are allocated based on their contractual maturity date.

(2)          Excludes allowance for loan losses of $29.4 million, unamortized deferred loan fees of $5.3 million and $3.2 million of non-accrual loans, which are included in non-interest-earning assets.  Adjustable-rate loans are included in the “within three months” column, as they are subject to interest adjustments depending upon the terms of the loans.

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

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability.  At September 30, 2003, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 4.2%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 7.3%.  Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 2.5%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 4.6%.  The Company’s simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level to value the net economic value of our portfolio of assets and liabilities in our policy to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. At September 30, 2003, the Company was within such guidelines.

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

On March 21, 2000, we entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years.  The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates.  The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at September 30, 2003, was approximately six quarters.  At September 30, 2003, the fair value of the interest rate swap, excluding accrued interest, was $1.7 million, or $950,000 net of tax compared to $2.3 million, or $1.2 million net of tax, at December 31, 2002.  For the nine months ended September 30, 2003, net amounts totaling $897,000 were reclassified into earnings.  The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to reclassify into earnings within the next 12 months is approximately $1.2 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the stockholders of Cathay Bancorp, Inc. was held on September 17, 2003 for the purpose of considering and acting upon the following:

Proposal 1: Adoption and approval of the Agreement and Plan of Merger dated May 6, 2003 by and among Cathay Bancorp, Inc., Cathay Bank, GBC Bancorp and General Bank.

Proposal 2: Approval of an amendment to Cathay Bancorp, Inc.’s Certificate of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 100,000,000.

Proposal 3: Approval of an amendment to Cathay Bancorp, Inc.’s 1998 Equity Incentive Plan to increase the number of shares of Cathay Bancorp common stock reserved for issuance from 2,150,000 to 3,500,000.

All three proposals were approved.  The voting results were as follows:

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Proposal 1	12,116,898	1,355,934	53,070	None
Proposal 2	11,705,657	1,792,730	27,524	None
Proposal 3	11,186,900	2,302,755	36,259	None

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

(i) Exhibit 10.4.1 First Amendment to Cathay Bancorp, Inc. Equity Incentive Plan.

(ii) Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iii) Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iv) Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(v) Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

(i) A Form 8-K was filed on July 16, 2003, reporting under Item 7 and Item 12 that, on July 15, 2003, Cathay Bancorp, Inc. announced in a press release its financial results for the quarter ended June 30, 2003.

(ii) A Form 8-K was filed on August 22, 2003, reporting under Item 5 that, on August 22, 2003, Cathay Bancorp, Inc. announced in a press release that, on August 21, 2003, its Board of Directors declared a 14 cents per share cash dividend, payable on September 29, 2003, to stockholders of record on September 15, 2003.

(iii) A Form 8-K was filed on September 4, 2003, reporting under Item 5 that, on September 3, 2003, Cathay Bancorp, Inc. and GBC Bancorp jointly issued a press release announcing the election deadline for shareholders of GBC Bancorp to submit their properly completed and executed Letters of Transmittal/Election Forms in connection with the proposed merger between Cathay Bancorp, Inc. and GBC Bancorp, and a correction to that press release.

(iv) A Form 8-K was filed on September 19, 2003, reporting under Item 5 that, on September 18, 2003, Cathay Bancorp, Inc. and GBC Bancorp, in a joint press release, announced that they had received approval from their respective stockholders for their pending merger and that Cathay Bancorp, Inc.’s stockholders additionally approved an amendment to Cathay Bancorp, Inc.’s certificate of incorporation to increase the number of authorized shares of its common stock from 25,000,000 to 100,000,000 and an amendment to its equity incentive plan to increase the number of shares of common stock reserved for issuance under the plan from 2,150,000 to 3,500,000.  The press release also contained information about the status of regulatory approvals, the number of GBC Bancorp’s common stock outstanding and the issuance of an additional $20 million of trust preferred securities by Cathay Bancorp, Inc.

(v) A Form 8-K was filed on September 23, 2003 reporting under Item 5 that, on September 22, 2003, Cathay Bancorp, Inc. and GBC Bancorp jointly issued a press release announcing an extension of the election deadline for shareholders of GBC Bancorp to submit the properly completed and executed Letters of Transmittal/Election Forms in connection with the proposed merger between Cathay Bancorp, Inc. and GBC Bancorp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp
(Registrant)

Date: November 14, 2003	By	/s/ DUNSON K. CHENG
Dunson K. Cheng
Chairman, President, and Chief Executive Officer

Date: November 14, 2003	By	/s/ HENG W. CHEN
Heng W. Chen
Executive Vice President and Chief Financial Officer