Form 10-K
period 2003-12-31
CATHAY GENERAL BANCORP
filed 2004-03-15
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-18630

Cathay General Bancorp

(Exact name of Registrant as specified in its charter)

Delaware	95-4274680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(213) 625-4700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value	Preferred Stock Purchase Rights
(Title of class)	(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of Registrant as of February 18, 2004 was $1,251,740,868 (computed on the basis of $56.88 per share, which was the closing price of our Common Stock reported by the Nasdaq National Market on February 18, 2004).*

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2003) was $660,554,766.

The number of shares outstanding as of February 18, 2004: Common Stock, $.01 par value — 24,833,124 shares.

DOCUMENTS INCORPORATED BY REFERENCE

•	Portions of Registrant’s definitive proxy statement relating to Registrant’s 2004 Annual Meeting of Stockholders to be held April 19, 2004, as filed, are incorporated by reference into Part I and Part III.

*	Estimated solely for the purposes of this cover page. The market value of shares held by Registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded.

CATHAY GENERAL BANCORP

2003 ANNUAL REPORT ON FORM 10-K

In this Annual Report on Form 10-K, “Bancorp” refers to Cathay General Bancorp and the “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. These forward-looking statements may include, but are not limited to, such words as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” or the negative of such terms and other comparable terminology or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Bancorp to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties and other factors include, but are not limited to adverse developments or conditions related to or arising from:

•	our ability to integrate our operations after our recent merger with GBC Bancorp and to realize the benefits of the merger;

•	our expansion into new market areas;

•	fluctuations in interest rates;

•	demographic changes;

•	increases in competition;

•	deterioration in asset or credit quality;

•	changes in the availability of capital;

•	legislative and regulatory developments (particularly, the potential effects of recently enacted California tax legislation and the subsequent Franchise Tax Board announcement on December 31, 2003 regarding the taxation of REITs and RICs);

•	changes in business strategy, including the formation of a real estate investment trust;

•	general economic or business condition in California and other regions where the Bank has operations such as the impact of the California budget deficits; and

•	other factors discussed in Part II — Item 7 — “Factors that May Affect Future Results.”

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

PART I

Item 1. Business

Business of Bancorp

Overview

Cathay General Bancorp is a business corporation organized under the laws of the State of Delaware on March 1, 1990. Our only office, and our principal place of business, is located at the main office of Cathay Bank at 777 North Broadway, Los Angeles, California 90012. Our telephone number is (213) 625-4700.

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

In 2003, the boards of directors and stockholders of Bancorp and GBC Bancorp approved a merger that became effective as of the close of business on October 20, 2003, whereby GBC Bancorp merged into Bancorp, with Bancorp as the surviving corporation. As part of the merger, General Bank, a California state-chartered commercial bank and a wholly owned subsidiary of GBC Bancorp, merged into the Bank, with the Bank as the surviving corporation.

As a result of the merger, the Bancorp issued 6.75 million shares of its newly issued common stock, and paid $162.4 million in cash for all of the issued and outstanding shares of GBC Bancorp common stock. In addition, Bancorp (formerly known as Cathay Bancorp, Inc.) changed its name to Cathay General Bancorp, but its common stock continues to be quoted on Nasdaq National Market under the symbol “CATY” while GBC Bancorp’s common stock was removed from trading. As a result of the merger, (i) the assets and liabilities of GBC Bancorp are now assets and liabilities of Bancorp and (ii) the assets and liabilities of General Bank are now assets and liabilities of the Bank.

GBC Bancorp was a California corporation that served as the holding company for General Bank. General Bank was a community bank that served individuals and small to medium-sized businesses. It offered a variety of banking services to its customers, including checking, savings, and time deposits; secured and unsecured loans; traveler’s checks, safe deposit boxes, credit cards and other fee-based services; and international trade-related services. From the closing of the merger, the Bank has been operating the branches of the former General Bank as a division of the Bank under the trade name “General Bank.” The Bank plans to convert the General Bank branches to the Cathay Bank name in or after April, 2004.

Subsidiaries of Bancorp

In addition to its wholly-owned bank subsidiary, Bancorp has the following subsidiaries:

Cathay Capital Trust I, Cathay Statutory Trust I and Cathay Capital Trust II. In June 2003, September, 2003, and December 2003, Bancorp established Cathay Capital Trust I, Cathay Statutory Trust I, and Cathay Capital Trust II (the “Trusts”), respectively, as wholly owned subsidiaries. All three Trusts are statutory business trusts. In separate transactions in 2003, the Trusts issued capital securities representing undivided preferred beneficial interests in the assets of the Trusts. The Trusts exists for the sole purpose of issuing the capital securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the Trusts by Bancorp, in Junior Subordinated Notes issued by Bancorp. Bancorp guarantees, on a limited basis, payments of distributions on the capital securities of the Trusts and payments on redemption of the capital securities of the Trust. Bancorp is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier 1 Capital for regulatory purposes in connection with the merger.

Because Bancorp is not the primary beneficiary of the Trusts, in accordance with the implementation of a new accounting standard in the fourth quarter of 2003, the financial statements of the Trusts are not included in the consolidated financial statements of the Company. The capital securities of the Trusts are currently included in the Tier 1 capital of Bancorp for regulatory capital purposes. However, because the financial statements of the Trusts are not included in the Company’s consolidated financial statements, the Federal Reserve Board may in the future disallow inclusion of the capital securities of the Trusts in Tier 1 capital for regulatory capital purposes.

GBC Venture Capital, Inc. The business purpose of GBC Venture Capital, Inc. is to hold stock warrants received as part of business relationships and to make equity investments in companies and limited partnerships subject to applicable regulatory restrictions.

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

Employees

Due to the limited nature of Bancorp’s activities, Bancorp currently does not employ any persons other than our management, which includes the President, the Chief Operating Officer, the Chief Financial Officer, the Secretary, Assistant Secretary, and the General Counsel. See also “Business of the Bank — Employees.”

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

The Bank’s main office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012.

In addition, as of December 31, 2003, the Bank had the following branch offices:

•	Southern California — 26 branches located in the cities of:

•	Alhambra (three locations)

•	Aliso Viejo

•	Arcadia

•	Artesia

•	Cerritos

•	City of Industry (three locations)

•	Diamond Bar (two locations)

•	Huntington Beach

•	Irvine (two locations)

•	Los Angeles (two locations)

•	Monterey Park (two locations)

•	Northridge

•	Orange

•	San Diego

•	San Gabriel

•	Torrance (two locations)

•	Westminster

•	Northern California — 12 branches, located in the cities of:

•	Cupertino (two locations)

•	Fremont

•	Millbrae (two locations)

•	Milpitas

•	Oakland

•	Richmond

•	Sacramento

•	San Jose (two locations)

•	Union City

•	New York — Three branches, located in the cities of:

•	Brooklyn

•	Flushing

•	New York City (located in the Chinatown area)

•	Massachusetts — Two branches located in the city of Boston

•	Texas — One branch located in the city of Houston

•	Washington — One branch located in the city of Kent

•	Hong Kong — One representative office

•	Shanghai, China — One representative office

Each branch office has loan approval rights subject to the branch manager’s authorized lending limits. As part of its post-merger integration plans to efficiently serve its customers, Cathay Bank intends to close three branches in Southern California and three branches in Northern California in or after April 2004 and to consolidate their operations with nearby branches. Activities of the Hong Kong and Shanghai representative offices are limited to coordinating the transportation of documents to the Bank’s headquarters office and performing liaison services.

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

The Bank conducts substantially the same business operations as a typical commercial bank. It accepts checking, savings, and time deposits, and makes commercial, real estate, personal, home improvement, automobile, and other installment and term loans. From time to time, the Bank invests available funds in other interest-earning assets, such as U.S. Treasury securities, U.S. government agency securities, state and municipal securities, mortgage-backed securities, asset-backed securities, corporate bonds, and venture capital investments.

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

Since its inception, the Bank’s policy has been to attract business from, and to focus its primary services for the benefit of, individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located. The three general areas to which the Bank has directed its lendable assets are:

•	residential mortgage loans, commercial mortgage loans, construction loans, mortgage warehousing loans, home equity lines of credit;

•	commercial loans, trade financing loans, Small Business Administration (“SBA”) loans; and

•	installment loans to individuals for automobile, household, and other consumer expenditures.

The Bank offers a program called Cathay Global Investment Services, which allows its customers to trade stocks online and to purchase mutual funds, annuities, equities, bonds, and short-term money market instruments, through UVest Financial Services Group, Inc.

Securities

The Bank’s securities portfolio is managed in accordance with a written Investment Policy which addresses strategies, types, and levels of allowable investments, and which is reviewed and approved by our Board of Directors.

Our investment portfolio is managed to meet our liquidity needs through proceeds from scheduled maturities and is also utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances. The portfolio is comprised of U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, obligations of states and political subdivisions, corporate debt instruments and equity securities. At December 31, 2003, the aggregate investment securities portfolio, with a carrying value of $1.71 billion, was classified as investment grade securities, except for our $8.0 million of non-rated venture capital investments. We do not include federal funds sold and certain other short-term securities as investment securities. These other investments are included in cash and cash equivalents.

Information concerning the carrying value, maturity distribution and yield analysis of the Company’s securities available-for-sale and securities held-to-maturity portfolios is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 4 to the Consolidated Financial Statements.” A summary of the amortized cost and estimated fair value of the Bank’s securities by contractual maturity is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 4 to the Consolidated Financial Statements.”

Loans

Our Board of Directors and senior management establish, review, and modify the lending policy for the Bank. The decision to make a loan is generally considered in terms of, among other things, character, repayment ability, financial condition of the borrower, secondary repayment source, collateral, capital, leverage capacity of the borrower, market conditions for the borrower’s business or project, and prevailing economic trends and conditions. For mortgage loans, our lending policy requires an independent appraisal on real estate property in accordance with applicable regulatory guidelines. Loan originations are obtained through a variety of sources, including existing customers, walk-in customers, referrals from brokers or existing customers, and advertising. In its present marketing efforts, the Bank emphasizes its community ties, customized personal service, competitive rates, and an efficient underwriting and approval process, with loan applications taken at all of the Bank’s branch offices. The Bank’s centralized documentation department supervises the obtaining of credit reports, appraisals, and other documentation involved with a loan.

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

Commercial Loans. The Bank provides personalized financial services to diverse commercial and professional businesses in its market areas. Commercial loans consist primarily of short-term loans (normally with a maturity of up to one year) to support general business purposes, or to provide working capital to businesses in the form of lines of credit to finance trade-finance loans. The Bank continues to focus primarily on commercial lending to small-to-medium size businesses, within the Company’s geographic market area. Commercial loan pricing is generally at a rate tied to the prime rate, as quoted in the Wall Street Journal, or the Bank’s reference rate.

Small Business Administration Loans. The Bank originates SBA loans in California, under the “preferred lender” status. Preferred lender status is granted to a lender which has made a certain number of SBA loans and which, in the opinion of the SBA, has staff who are qualified and experienced in this area. As a preferred lender, the Bank’s SBA Lending Group has the authority to make, on behalf of the SBA, the SBA guaranty on loans under the 7(a) program. This can represent a substantial savings in loan processing time to the customer. Under this program, the SBA delegates loan underwriting, closing, and most servicing and liquidation authority and responsibility to selected lenders.

The Bank utilizes both the 504 program, which is focused toward long-term financing of buildings and other long-term fixed assets, and the 7(a) program, which is the SBA’s primary loan program and which can be used for financing of a variety of general business purposes such as acquisition of land and buildings, equipment, inventory and working capital needs of eligible businesses generally over a 5- to 25-year term. The collateral position in the SBA loans is enhanced by the SBA guaranty in the case of 7(a) loans, and by lower loan-to-value ratios under the 504 program. The Bank has sold the guaranteed portion of certain of its SBA 7(a) loans in the secondary market. SBA loan pricing is generally at a rate tied to the prime rate, as quoted in the Wall Street Journal.

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

Real Estate Construction. The Bank’s real estate construction loan activity focuses on providing short-term loans, typically ranging between approximately $1.0 million and $5.0 million, to individuals and developers with whom the Bank has established relationships for the construction primarily of multi-unit projects. Residential real estate construction loans are typically secured by first deeds of trust and guarantees of the borrower. The economic viability of the projects, the borrower’s credit worthiness, and the borrower’s and contractor’s experience are primary considerations in the loan underwriting decision. The Bank utilizes approved independent licensed appraisers. The Bank monitors projects during the construction phase through regular construction inspections and a disbursement program tied to the percentage of completion of each project. The Bank also occasionally makes unimproved property loans to borrowers who intend to construct a single-family-residence on the lot generally within twelve months. In addition, the Bank also makes commercial real estate construction loans to high net worth clients with adequate liquidity for construction of office and warehouse properties. Such loans are typically secured by first deeds of trust and guarantees of the borrower.

Installment Loans. The Bank’s installment loan portfolio is divided between installment loans secured by automobiles and home improvement loans. Installment loans tend to be fixed rate and longer-term (one-to-six year maturity). These consumer-oriented loans are funded primarily for the purpose of financing the purchase of automobiles and other personal uses of the borrower.

Distribution and Maturity of Loans. Information concerning loan type and mix, distribution of loans and maturity of loans is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 5 to the Consolidated Financial Statements.”

Non-performing Loans and Allowance for Loan Losses. Information concerning non-performing loans, allowance for loan losses, loans charged-off, loan recoveries, and other real estate owned is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Notes 5 and 6 to the Consolidated Financial Statements.”

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

The Bank’s policy is to place loans on a non-accrual status if interest or principal is past due 90 days or more, or in cases where management deems the full collection of principal and interest unlikely. When a loan is placed on non-accrual status, any unpaid accrued interest is reversed against current income. Thereafter, any payment is generally first applied towards the principal balance. Depending on the circumstances, management may elect to continue the accrual of interest on certain past due loans if partial payment is received and/or the loan is well collateralized, and in the process of collection. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. Information concerning non-accrual, past due, and restructured loans is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 5 to the Consolidated Financial Statements.”

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

Borrowings

Borrowings from time to time include securities sold under agreements to repurchase, the purchase of federal funds, funds obtained as advances from the FHLB of San Francisco and Junior Subordinated Notes. Information concerning the types, amounts, and maturity of our borrowings is included in “Notes 9 and 10 to the Consolidated Financial Statements.”

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

Commitments and Letters of Credit

Information concerning the Bank’s outstanding loan commitments and letters of credit is included in “Note 13 to the Consolidated Financial Statements.”

Expansion

Management of the Bank continues to look for opportunities to expand the Bank’s branch network by seeking new branch locations and/or by acquiring other financial institutions to diversify its customer base in order to compete for new deposits and loans, and to be able to serve its customers more effectively.

Subsidiaries of Cathay Bank

Cathay Investment Company is a wholly-owned subsidiary of the Bank that was formed in 1984 to invest in real property. In 1987, Cathay Investment Company opened an office in Taipei, Taiwan, to promote Taiwanese real estate investments in Southern California. The office in Taipei is located at Sixth Floor, Suite 3, 146 Sung Chiang Road, Taipei, Taiwan.

Cathay Real Estate Investment Trust (“CB REIT”) is a real estate investment trust subsidiary of the Bank that was formed in February 2003 to provide the Bank with flexibility in raising capital. During 2003, the Bank contributed $1.13 billion in loans and securities to CB REIT in exchange for 100% of the common stock of CB REIT. In December 2003, CB REIT sold $4.4 million of 7.0% Series A Non-Cumulative preferred stock to accredited investors. At December 31, 2003, total assets of CB REIT were consolidated with the Company and totaled approximately $1.18 billion. See discussion below in the section entitled “Factors That May Affect Future Results” of this Annual Report on Form 10-K.

Cathay Securities Fund, Inc. is a registered investment company and a wholly-owned subsidiary of the Bank. It was formed in 2000 to engage in the business of investing in, owning, and holding loans and securities. Its office is located at 777 North Broadway, Los Angeles, California 90012. The Company deregistered this registered investment company with the Securities and Exchange Commission in 2003 and has filed for dissolution of this company. See discussion below in the section entitled “Factors That May Affect Future Results” of this Annual Report on Form 10-K.

GBC Investment & Consulting Company, Inc. is a wholly-owned subsidiary of the Bank, was incorporated to provide specific, in-depth expertise in the areas of investment and consultation on an international and domestic basis. An office is maintained in Taipei, Taiwan, to coordinate and develop business between the Bank and prospective customers in Taiwan and other Asian countries.

GBC Leasing Company, Inc. is the Bank’s leasing subsidiary. The Bank owns 90% of the voting stock of this company which was formed to acquire various assets, such as equipment on lease, promissory notes, and leases and/or partnership interests in partnerships owning such types of assets, in exchange for its common stock in transfers qualifying as a tax free exchange of property, described in Section 351 of the Internal Revenue Code of 1986, as amended. GBC Leasing Company, Inc. engages in no off-balance sheet/synthetic lease activities.

GBC Insurance Services, Inc. is a wholly-owned subsidiary of the Bank and operates exclusively as a full service insurance agent/broker to provide additional financial services to the Bank’s customers. The insurance subsidiary has been in an inactive status since August 1997.

GBC Real Estate Investments, Inc. is a wholly-owned subsidiary of the Bank. The purpose of this subsidiary is to engage in real estate investment activities, which may include equity interests in limited partnerships and limited liability companies that own or invest in commercial real estate development properties. To date, there have been no transactions involving this subsidiary.

GBC Trade Services, Asia Limited (“Trade Services”) is a wholly-owned subsidiary of the Bank. Trade Services is a Hong Kong based non-financial institution that serves as a vehicle to reissue, in Hong Kong, letters of credit for the account of its U.S. based import customers in favor of beneficiaries.

GB Capital Trust II (“GB REIT”) was incorporated in January 2002 and was formed to provide General Bank with flexibility in raising capital. As a result of the GBC merger, the Bank owns 100% of the voting common trust units issued by the REIT. At December 31, 2003, total assets of GB REIT were consolidated with the Company and were approximately $729 million.

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

The direction of federal legislation in recent years seems to favor increased competition between different types of financial institutions and to foster new entrants into the financial services market. Competitive conditions are expected to continue to intensify as legislation is enacted which will have the effect of eliminating historical barriers that limit participation in certain markets, increasing the cost of doing business for banks, or affecting the competitive balance between banks and other financial and non-financial institutions and entities. Technological factors, such as on-line banking and brokerage services, and economic factors are also expected to increase competitive conditions.

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

For customers whose loan demands exceed the Bank’s lending limit, the Bank has, in the past, and intends, in the future, to arrange for such loans on a participation basis with correspondent banks. The Bank also assists customers requiring other services not offered by the Bank to obtain such services from its correspondent banks.

In Southern California, at least two other Chinese-American banks of comparable size provide particular competition for loans and deposits with the Bank and at least two super-regional banks provide such competition for deposits. In Northern California, one of these Chinese-American banks provides particular competition for loans and deposits with the Bank and the super-regional banks provide such competition for deposits as well.

In addition, there are many other Chinese-American banks in both Southern and Northern California. Banks from the Pacific Rim countries, such as Taiwan, Hong Kong, and China also continue to open branches in the Los Angeles area, thus increasing competition in the Bank’s primary markets.

Employees

As of December 31, 2003, Bancorp and Bank (including subsidiaries) employed approximately 915 persons, including 251 officers. None of the employees are represented by a union. Management believes that its relations with employees are excellent.

Available Information

We invite you to visit us at our Web site at www.cathaybank.com, to access free of charge Bancorp’s annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission. In addition, you can write to us to obtain a free copy of any of those reports at Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012, Attn: Investor Relations.

Regulation and Supervision

General

Bancorp and the Bank are subject to significant regulation and restrictions by federal and state regulatory agencies. The following discussion of statutes and regulations is only a brief summary and does not purport to be complete. This discussion is qualified in its entirety by reference to the statutes and regulations referred to. No assurance can be given that these statutes and regulations will not change in the future.

Holding Company Regulation

Bancorp is a bank holding company within the meaning of the Bank Holding Company Act and is registered as such with the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if it would thereby directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock. In 1997, the Federal Reserve Board adopted a policy for risk-focused supervision of small bank holding companies that do not engage in significant non-banking activities. Under this policy, examinations focus on whether a bank holding company has systems in place to manage the risks inherent in its business. In analyzing risk, the Federal Reserve Board looks at the financial condition of the holding company and its subsidiary banks, management, compliance with laws and regulations, inter-company transactions and any new or contemplated activities. The Federal Reserve Board has by regulation determined certain activities in which a bank holding company may or may not engage. With certain exceptions, a bank holding company may engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks or activities that are closely related to banking activities. The permissible activities and affiliations of certain bank holding companies have recently been expanded. See section below entitled “—Financial Modernization Act.”

A holding company for a bank and any subsidiary which it acquires or organizes are deemed to be affiliates of the bank within the meaning set forth in the Federal Reserve Act and are subject to the Federal Reserve Act. This means, for example, that there are limitations on loans by the bank to affiliates, on investments by the bank in any affiliate’s stock and on the bank’s taking any affiliate’s stock as collateral for loans to any borrower. All affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions that are consistent with safe and sound banking practices. In this regard, banks generally may not purchase from any affiliate a low-quality asset (as that term is defined in the Federal Reserve Act). Also, transactions by the bank with an affiliate must be on substantially the same terms as would be available for non-affiliates. The Bancorp and the Bank are currently subject to these restrictions.

Bancorp and the Bank are also subject to certain restrictions with respect to underwriting, public sale and distribution of securities. They are also prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. For example, generally the Bank may not extend credit on the condition that the customer obtain some additional service from the Bank or its parent company, or refrain from obtaining such service from a competitor.

Bank Regulation

Federal law mandates frequent examinations of all banks, with the costs of examinations to be assessed against the bank. The Bank’s primary federal regulator is the Federal Deposit Insurance Corporation, or the FDIC. The federal banking regulatory agencies have substantial enforcement powers over the depository institutions that they regulate. Civil and criminal penalties may be imposed on such institutions and persons associated with those institutions for violations of laws or regulation.

As a California state-chartered bank whose accounts are insured by the FDIC up to a maximum of $100,000 per depositor, the Bank is subject to regulation, supervision, and regular examination by the California Commissioner of Financial Institutions, or the California Commissioner, and the FDIC, and must comply with applicable regulations of the Federal Reserve Board. The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports, its activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision, legal action, and examination by these agencies is generally intended to protect depositors, creditors, borrowers and the deposit insurance fund and generally is not intended for the protection of stockholders.

The activities of the Bank are also regulated by state law. State law, for example, regulates certain loans to officers of the Bank, directly or indirectly, or to any related corporation in which such officer is a shareholder, director, officer or employee.

Subject to certain limitations, California law permits California state-chartered banks to invest in the stock and equity securities of other corporations, to engage directly in, or invest directly in subsidiaries which conduct, real estate related activities (including property management and real estate appraisal), and to participate in management consulting and data processing services for third parties. The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, limits the powers, including investment authority, of state banks to those activities that are either permitted to national banks, or activities that the FDIC finds do not pose a significant risk to the deposit insurance fund. In November 1998, the FDIC announced that it would make it easier for well-run state banks to engage in real estate and securities underwriting, if permitted by state law. State banks are now required to file notice of intention to engage in such activities.

FDICIA places limits on brokered deposits and extends the limits to any bank that is not “well capitalized” or has been notified that it is in “troubled condition.” A well-capitalized institution (which generally includes an institution that is considered well capitalized for purposes of the prompt corrective action regulations discussed below) may still accept brokered deposits without restriction, unless it has been informed by its appropriate Federal regulatory agency that it is in “troubled condition.” All other insured depository institutions are prohibited from accepting brokered deposits unless a waiver is obtained from the FDIC. If a waiver is obtained, the interest paid on deposits may not exceed the rate paid for deposits in the bank’s normal market area, or the national rate as determined in the FDIC’s regulation.

Capital Adequacy Requirements

The Bancorp is subject to the capital adequacy regulations of the Federal Reserve Board, and the Bank is subject to the capital adequacy regulations of FDICIA. Those regulations incorporate both risk-based and leverage capital requirements. Each of the federal regulators has established risk-based and leverage capital guidelines for banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries. Trust preferred securities may also constitute up to 25% of Tier 1 capital. Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets, or the total risk-based capital ratio, is 8.0%, at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets, or the Tier 1 risk-based capital ratio, is 4.0%. Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2003, the Bank’s total risk-based capital ratio was 10.81%, and its Tier 1 risk-based capital ratio was 9.56%. As of December 31, 2003, Bancorp’s Total Risk-Based Capital ratio was 11.21% and its Tier 1 risk-based capital ratio was 9.95%.

The risk-based capital requirements also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

The risk-based capital regulations also include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank’s capital adequacy. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from adverse movements in interest rates. While interest risk is inherent in a bank’s role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the institution.

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2003, the Bank’s leverage capital ratio was 7.70%, and the Bancorp’s leverage capital ratio was 7.97%, both ratios exceeding regulatory minimums.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (total risk-based capital ratio of 10%; Tier 1 risk-based capital ratio of 6%; and leverage capital ratio of 5%); “adequately capitalized” (total risk-based capital ratio of 8%; Tier 1 risk-based capital ratio of 4%; and leverage capital ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (total risk-based capital ratio of less than 8%; Tier 1 risk-based capital ratio of less than 4%; or leverage capital ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (total risk-based capital ratio of less than 6%; Tier 1 risk-based capital ratio of less than 3%; or leverage capital ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank “undercapitalized.” Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any).

“Significantly undercapitalized” banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying certain bonuses without FDIC approval. Even more severe restrictions apply to critically undercapitalized banks. Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized, the appropriate federal banking agency is required to appoint a conservator or receiver for it.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the issuance of cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliated” parties.

Safety and Soundness Standards

The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions. Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted.

Premiums for Deposit Insurance

The FDIC regulations also implement a risk-based premium system, whereby insured depository institutions are required to pay insurance premiums depending on their risk classification. Under this system, institutions such as the Bank that are insured by the Bank Insurance Fund are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three supervisory categories based on federal regulatory evaluations. The three supervisory categories are:

•	financially sound with only a few minor weaknesses (Group A);

•	demonstrates weaknesses that could result in significant deterioration (Group B); and

•	poses a substantial probability of loss (Group C).

The capital ratios used by the FDIC to define well capitalized, adequately capitalized and undercapitalized are the same in the FDIC’s prompt corrective action regulations. The current Bank Insurance Fund base assessment rates (expressed as cents per $100 of deposits) are summarized as follows:

	Group A	Group B	Group C
Well capitalized	0	3	17
Adequately capitalized	3	10	24
Undercapitalized	10	24	27

In addition, banks must pay a fluctuating amount towards the retirement of the Financing Corporation bonds issued in the 1980s to assist in the recovery of the savings and loan industry.

Dividends

Holders of Bancorp common stock are entitled to receive dividends as and when declared by the board of directors out of funds legally available therefor under the laws of the State of Delaware.

Delaware corporations such as the Bancorp may make distributions to their stockholders out of their surplus, or out of their net profits for the fiscal year in which the dividend is declared and for the preceding fiscal year. However, dividends may not be paid out of a corporation’s net profits if, after the payment of the dividend, the corporation’s capital would be less than the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets.

The Federal Reserve Board has advised bank holding companies that it believes that payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. As a result of this policy, banks and their holding companies may find it difficult to pay dividends out of retained earnings from historical periods prior to the most recent fiscal year or to take advantage of earnings generated by extraordinary items such as sales of buildings or other large assets in order to generate profits to enable payment of future dividends. Further, the Federal Reserve Board’s position that holding companies are expected to provide a source of managerial and financial strength to their subsidiary banks potentially restricts a bank holding company’s ability to pay dividends.

The Bank is a legal entity that is separate and distinct from its holding company. The Bancorp receives income through dividends paid by the Bank. Subject to the regulatory restrictions described below, future cash dividends by the Bank will depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors.

The powers of the board of directors of the Bank to declare a cash dividend to its holding company is subject to California law, which restricts the amount available for cash dividends to the lesser of the retained earnings or the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the California Commissioner in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. As of December 31, 2003, the maximum dividend that the Bank could have declared, subject to regulatory approval, was $15.9 million.

Under the Federal Deposit Insurance Act, bank regulators also have authority to prohibit a bank from engaging in business practices which are considered to be unsafe or unsound. It is possible, depending upon the financial condition of a bank and other factors, that such regulators could assert that the payment of dividends or other payments might, under certain circumstances, be an unsafe or unsound practice, even if technically permissible.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act, or CRA, activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. The CRA further requires the agencies to take into account a financial institution’s record of meeting its community credit needs when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” In its most recently released public reports, from January 2001, the Bank received a “satisfactory” rating.

Other Consumer Protection Laws and Regulations

Examination and enforcement have become intense, and banks have been advised to monitor carefully compliance with various consumer protection laws and their implementing regulations. The federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in home mortgage lending describing three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact. Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in the local communities it serves.

In addition to the other laws and regulations discussed herein, the Bank is subject to certain consumer and public interest laws and regulations that are designed to protect customers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Right to Financial Privacy Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. The Bank must comply with the applicable provisions of these laws and regulations as part of its ongoing customer relations. Failure to comply with these laws and regulations can subject it to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers and the loss of certain contractual rights.

The Americans with Disabilities Act, in conjunction with similar California legislation, has increased the cost of doing business for banks. The legislation requires employers with 15 or more employees and all businesses operating “commercial facilities” or “public accommodations” to accommodate disabled employees and customers. The Americans with Disabilities Act has two major objectives: (i) to prevent discrimination against disabled job applicants, job candidates and employees, and (ii) to provide disabled persons with ready access to commercial facilities and public accommodations. Commercial facilities, such as the Bank, must ensure that all new facilities are accessible to disabled persons, and in some instances may be required to adapt existing facilities to make them accessible.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Interstate Banking Act, regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization. However, states were given the ability to prohibit interstate mergers with banks in their own state by “opting-out” (enacting state legislation applying equality to all out-of-state banks prohibiting such mergers) prior to June 1, 1997.

Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be completed by a bank holding company if the acquirer would control more than 10% of the deposits held by insured depository institutions nationwide or 30% or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

A bank may establish and operate de novo branches in any state in which that bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

In 1995, California enacted legislation to implement important provisions of the Interstate Banking Act and to repeal California’s previous interstate banking laws, which were largely preempted by the Interstate Banking Act.

The changes effected by the Interstate Banking Act and California laws have increased competition in the environment in which the Bank operates to the extent that out-of-state financial institutions directly or indirectly enter the Bank’s market areas. It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry. While many large out-of-state banks have already entered the California market as a result of this legislation, it is not possible to predict the precise impact of this legislation on the Bancorp and the Bank and the competitive environment in which they operate.

Financial Modernization Act

The Gramm-Leach-Bliley Financial Modernization Act became effective March 11, 2000. It repealed two provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, it also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company. “Financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Generally, the Financial Modernization Act:

•	Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

•	Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

•	Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	Provides an enhanced framework for protecting the privacy of consumer information;

•	Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	Modifies the laws governing the implementation of the CRA; and

•	Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

In order for the Bancorp to take advantage of the ability to affiliate with other financial services providers, it must become a “financial holding company” as permitted under an amendment to the Bank Holding Company Act effected by the Financial Modernization Act. To do so, the Bancorp would file a declaration with the Federal Reserve Board electing to engage in activities permissible for financial holding companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve must also determine that the insured depository institution subsidiary has at least a “satisfactory” CRA rating. The Bancorp currently meets the requirements to make an election to become a financial holding company, but its management has not made the determination for it to become a financial holding company. In addition, the Bancorp is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Bancorp and its subsidiaries, regulatory capital requirements, general economic conditions, the effect of its merger with GBC Bancorp and other factors, the Bancorp desires to utilize any of its expanded powers provided in the Financial Modernization Act.

The Financial Modernization Act required that designated federal regulatory agencies, including the FDIC, the Federal Reserve Board, the Comptroller of the Currency and the Securities and Exchange Commission, publish regulations to implement certain provisions of the Act. These agencies have cooperated in the release of rules that establish minimum requirements to be followed by financial institutions for protecting the privacy of financial information provided by consumers. The agencies’ rules, which establish privacy standards to be followed by state banks such as the Bank, requires a financial institution to (i) provide notice to customers about its privacy policies and practices, (ii) describe the conditions under which the institution may disclose nonpublic personal information about consumers to nonaffiliated third parties, and (iii) provide a method for consumers to prevent the financial institution from disclosing that information to nonaffiliated third parties by “opting out” of that disclosure.

The Financial Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank is permitted to form subsidiaries to engage in the activities authorized by the Financial Modernization Act to the same extent as a national bank. In order to form a financial subsidiary, a bank must be well-capitalized and would be subject to the same capital deduction, risk management, and affiliate transaction rules as applicable to national banks.

The Bancorp does not believe that the Financial Modernization Act will have a material adverse effect on the Bancorp’s operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Bancorp and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources.

Regulation W

On December 12, 2002, the Federal Reserve adopted Regulation W, the rule that comprehensively implements Sections 23A and 23B of the Federal Reserve Act. The rule became effective April 1, 2003.

Sections 23A and 23B and Regulation W limit the risks to a bank from transactions between the bank and its affiliates and limit the ability of a bank to transfer to its affiliates the benefits arising from the bank’s access to insured deposits, the payment system, and the discount window and other benefits of the Federal Reserve System. The statute and rule impose quantitative and qualitative limits on the ability of a bank to extend credit to, or engage in certain other transactions with, an affiliate (and a nonaffiliate if an affiliate benefits from the transaction). However, certain transactions that generally do not expose a bank to undue risk or abuse the safety net are exempted from coverage under Regulation W.

Historically, a subsidiary of a bank was not considered an affiliate for purposes of Sections 23A and 23B, since their activities were limited to activities permissible for the bank itself. The Financial Modernization Act authorized “financial subsidiaries” that may engage in activities not permissible for a bank. These financial subsidiaries are now considered affiliates. Certain transactions between a financial subsidiary and another affiliate of a bank are also covered by Sections 23A and 23B under Regulation W.

Regulation W has certain exemptions, including:

•	For state-chartered banks, an exemption for subsidiaries lawfully conducting non-bank activities before issuance of the final rule.

•	An exemption for extensions of credit by a bank under a general purpose credit card where the borrower uses the credit to purchase goods or services from an affiliate of the bank, so long as less than 25% of the aggregate amount of purchases with the card are purchases from an affiliate of the bank (a bank that does not have non-financial affiliates is exempt from the 25% test).

•	An exemption for loans by a bank to a third party secured by securities issued by a mutual fund affiliate of the bank (subject to a number of conditions).

•	An exemption that would permit a banking organization to engage more expeditiously in internal reorganization transactions involving a bank’s purchase of assets from an affiliate (subject to a number of conditions).

The final rule contains new valuation rules for a bank’s investments in, and acquisitions of, affiliates. The Federal Reserve expects examiners and other supervisory staff to review intercompany transactions closely for compliance with the statutes and Regulation W and to resolve any violations or potential violations quickly.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 implemented legislative reforms applicable to companies with securities traded publicly in the United States of America. The Sarbanes-Oxley Act is intended to address corporate and accounting fraud and contains provisions dealing with corporate governance and management, disclosure, oversight of the accounting profession and auditor independence. Although the Bancorp anticipates that it will incur additional expenses in complying with the provisions of the Sarbanes-Oxley Act, it does not expect that compliance will have a material impact on its financial conditions or results of operations.

Source of Strength Policy

According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary.

USA Patriot Act

The terrorist attacks in September 2001 impacted the financial services industry and led to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act. Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, or IMLAFATA.

IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures, and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States of America for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities, and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLAFATA also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

IMLAFATA became effective July 23, 2002. Additional regulations were adopted during 2002 and 2003 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of “concentration accounts,” and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program.

Bancorp has not determined the impact that IMLAFATA will have on its operations.

Cross-Institution Assessments

Any insured depository institution owned by a bank holding company can be assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by the bank holding company.

Audit Requirements

The Bank is required to have an annual independent audit, alone or as a part of its bank holding company’s audit, and to prepare all financial statements in accordance with accounting principles generally accepted in the United States of America. Each bank is also required to have an independent audit committee comprised entirely of outside directors or to have an audit committee with the same composition as its holding company. Under National Association of Securities Dealers (NASD) certifications, the Bancorp has certified that its audit committee has adopted formal written charters and meets the requisite number of directors, independence and qualification standards. In addition, because the Bank has more than $3 billion in total assets, it is subject to the FDIC requirements for audit committees of large institutions. As such, among other requirements, the Bancorp must maintain an audit committee which shall include members with banking or related financial management expertise, have access to its own outside counsel, and not include members who are large customers of the Bank.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, we would be required to own capital stock in an FHLB in an amount equal to the greater of:

•	1% of our aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each calendar year; or

•	5% of our FHLB advances or borrowings.

A new capital plan of the FHLB of San Francisco was approved by the Federal Housing Finance Board and will be implemented on April 1, 2004. The new capital plan incorporates a single class of stock with a par value of $100 per share, which may be issued, exchanged, redeemed, and repurchased only at par value. Each member is to own stock in amount equal to the greater of:

•	a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or

•	an activity based stock requirement (based on percentage of outstanding advances).

The new capital stock is redeemable on five years’ written notice, subject to certain conditions.

We do not believe that the initial implementation of the FHLB of San Francisco’s new capital plan as approved will have a material impact upon our financial condition, cash flows, or results of operations. However, the bank could be required to purchase as much as 50% additional capital stock or sell as much as 50% of its proposed capital stock requirement at the discretion of the FHLB of San Francisco.

Impact of Monetary Policies

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or spread between the yield on its interest-earning assets and the rates paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies. The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks from the Federal Reserve Banks. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Environmental Regulation

Federal, state and local regulations regarding the discharge of materials into the environment may have an impact on banks and their holding companies. Under federal law, liability for environmental damage and the cost of cleanup may be imposed upon any person or entity that owns or operates contaminated property. State law provisions, which were modeled after federal law, impose substantially similar requirements. Both federal and state laws were amended in 1996 to provide generally that a lender who is not actively involved in operating the contaminated property will not be liable to clean up the property, even if the lender has a security interest in the property or becomes an owner of the property through foreclosure.

The Economic Growth Act includes protection for lenders from liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 by adding a new section which specifies the actions a lender may take with respect to lending and foreclosure activities without incurring environmental clean-up liability or responsibility. Under this section, typical contractual provisions regarding environmental issues in the loan documentation and due diligence inspections conducted in connection with lending transactions will not lead to lender liability for clean-up, and a lender may foreclose on contaminated property, so long as the lender merely maintains the property and moves to divest it at the earliest possible time.

Under California law, a lender generally will not be liable to the State for the cost associated with cleaning up contaminated property unless the lender realized some benefit from the property, failed to divest the property promptly, caused or contributed to the release of the hazardous materials, or made the loan primarily for investment purposes.

The extent of the protection provided by both the federal and state lender protection statutes will depend on the interpretation of those statutes by administrative agencies and courts, and the Bancorp cannot predict whether it will be adequately protected for the types of loans made by the Bank.

In addition, the Bank remains subject to the risk that a borrower’s financial position will be impaired by liability under the environmental laws and that property securing a loan made by the Bank may be environmentally impaired and therefore not provide adequate security for the loan. California law provides some protection against the second risk by establishing certain additional alternative remedies for a lender in circumstances where the property securing a loan is later found to be environmentally impaired, permitting the lender to pursue remedies against the borrower other than foreclosure under the deed of trust.

The Bank attempts to protect its positions against the remaining environmental risks by performing due diligence. Environmental questionnaires and information on use of toxic substances are requested as part of the Bank’s underwriting procedures. The Bank makes lending decisions based upon its evaluation of the collateral, the net worth of the borrower, and the borrower’s capacity for unforeseen business interruptions or risks.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Bancorp and the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the U.S. Congress, the California legislature, and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions, and may subject the Bancorp and the Bank to increased regulation, disclosure, and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Bancorp or the Bank would be affected thereby.

Item 2. Properties

Cathay General Bancorp

The Bancorp currently neither owns nor leases any real or personal property. We use the premises, equipment, and furniture of the Bank without the payment of any rental fees to the Bank.

Cathay Bank

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

The Bank owns its branch offices in the following cities:

•	Monterey Park

•	Alhambra

•	Westminster

•	San Gabriel

•	Torrance

•	Cerritos

•	City of Industry

•	Cupertino

•	Artesia

•	Flushing, New York

In addition, the Bank has certain operating and administrative departments located at 4128 Temple City Boulevard, Rosemead, California, where it owns the building and land with approximately 27,600 square feet of space.

The Bank leases certain other premises. Expiration dates of the Bank’s leases range from January, 2004 to August, 2011. The Bank’s leased offices include the former headquarters of General Bank, located at 800 West 6th Street, Los Angeles, California 90017, consisting of approximately 41,501 square feet of rentable area which includes the ground floor and the second, fourteenth and fifteenth floors of the building. The initial lease term will expire in the year 2009, and the Bank has two five-year options to renew the lease following the expiration date of the initial term. As of December 31, 2003, the monthly base rent for the facility is $83,000. The monthly base rent is subject to change on specified dates during the 15-year initial lease term pursuant to the lease agreement.

The office in Taipei of Cathay Investment Company and GBC Investment & Consulting Company, Inc. is located at Sixth Floor, Suite 3, 146 Sung Chiang Road, Taipei, Taiwan, and consists of 1,806 square feet. The lease was renewed for one year from October 4, 2003 to October 3, 2004. As of December 31, 2003, neither Cathay Investment Company nor GBC Investment & Consulting Company, Inc. owned any properties.

As of December 31, 2003, the Bank’s investment in premises and equipment totaled $35.6 million. See also Notes 8 and 13 to the Consolidated Financial Statements of Cathay General Bancorp, which are included in this Annual Report on Form 10-K.

Item 3. Legal Proceedings

Management is not currently aware of any litigation that is expected to have material adverse impact on our liquidity, consolidated financial condition or the consolidated results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of Registrant

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of February 18, 2004. See Part III, Item 10 — “Directors and Executive Officers of the Registrant,” below for further information regarding the executive officers of Bancorp and the Bank.

Name	Age	Present Position and Principal Occupation During the Past Five Years
Dunson K. Cheng	59	Chairman of the Board of Directors of Bancorp and the Bank since 1994; Director and President of Bancorp since 1990. President of the Bank since 1985 and Director of the Bank since 1982.

Peter Wu	55	Director, Executive Vice Chairman, and Chief Operating Officer of Bancorp and Cathay Bank since October 20, 2003. Director of GBC Bancorp and General Bank from 1981 to October, 2003; Chairman of the Board of GBC Bancorp and General Bank from January, 2003 to October, 2003; President and Chief Executive Officer of GBC Bancorp and General Bank from January, 2001 to October, 2003. President and Chief Operating Officer of GBC Bancorp and General Bank from 1998 to December, 2000; Secretary of GBC Bancorp and General Bank from 1979 to January, 2001; Executive Vice President of GBC Bancorp from 1981 to March, 1998; Executive Vice President and Chief Operating Officer of General Bank from January 1995 to March, 1998.

Anthony M. Tang	50	Director of Bancorp since 1990; Executive Vice President of Bancorp since 1994; Assistant Secretary of Bancorp from 1991 to April 2001; Chief Financial Officer and Treasurer of Bancorp from 1990 until June 2003. Chief Lending Officer of the Bank since 1985; Director of the Bank since 1986; Assistant Secretary of the Bank from 1994 to April 2001; Senior Executive Vice President of Cathay Bank since December 1998.

Heng W. Chen	51	Executive Vice President and Chief Financial Officer of Bancorp since June 2003. Executive Vice President of the Bank since June 2003. Chief Financial Officer of the Bank since January 2004. Assistant Chief Financial Officer and Assistant Treasurer of City National Corporation from 1998 to June 2000. Executive Vice President—Finance of City National Bank from March 2000 until June 2003, Senior Vice President—Finance of City National Bank from June 1998 to March 2000.

Irwin Wong	55	Executive Vice President—Branch Administration for the Bank since 1999; Senior Vice President—Branch Administration of the Bank from 1989 to 1999.

James R. Brewer	51	Executive Vice President—Credit Administration for the Bank since August 2003; Senior Vice President—Credit Administration for the Bank from February 2002 to August 2003. President and Chief Executive Officer of First Charter Bank, from September 1996 to October 2001; consultant to First Charter Bank, from October 2001 to February 2002.

Perry P. Oei	41	Senior Vice President of Bancorp and the Bank since January 2004; General Counsel of Bancorp and the Bank since July 2001. Director of Legal Affairs & Chief Administrative Officer of Collaboratories, Inc. from August 2000 to January 2001; consultant to Collaboratories, Inc. and other companies from February 2001 to July 2001. Senior Counsel until July 2000 at City National Bank, where he was employed as an attorney from March 1992.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information

Bancorp’s common stock trades on the Nasdaq National Market under the symbol “CATY.” The closing price of the Company’s common stock on February 18, 2004, was $56.88 per share, as reported by the Nasdaq National Market. The Company does not represent that the outstanding shares may be either bought or sold at a certain price.

The following table sets forth the high and low closing prices as reported on the Nasdaq National Market:

	Year Ended December 31,
	2003		2002
	High	Low	High	Low
First quarter	$40.44	$35.10	$36.74	$30.71
Second quarter	44.72	39.11	48.30	35.73
Third quarter	48.75	44.15	45.46	33.32
Fourth quarter	56.14	45.40	44.00	31.90

(b) Holders

As of February 18, 2004, there were approximately 1,716 holders of record of Bancorp’s Common Stock.

(c) Dividends

The cash dividends declared by quarter were as follows:

	Year Ended December 31,
	2003	2002
First quarter	$0.140	$0.125
Second quarter	0.140	0.140
Third quarter	0.280	0.140
Fourth quarter	—	0.140

Total	$0.560	$0.545

Item 6. Financial Data

The following table presents selected historical consolidated financial data for the Bancorp, and is derived in part from the audited consolidated financial statements of the Company. The selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements of Cathay General Bancorp and the Notes thereto, which are included in this Annual Report on Form 10-K.

Selected Consolidated Financial Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except share and per share data) (3)
Income Statement (1)
Interest income	$167,267	$144,061	$159,352	$164,553	$133,046
Interest expense	40,148	39,920	66,153	74,156	57,408

Net interest income before provision for loan losses	127,119	104,141	93,199	90,397	75,638
Provision for loan losses	7,150	6,000	6,373	4,200	4,200

Securities gains (losses)	9,890	1,926	2,157	1,085	(3)
Other non-interest income	13,103	14,245	12,622	11,671	8,858
Non-interest expense	55,140	43,317	40,165	38,504	30,282

Income before income tax expense	87,822	70,995	61,440	60,449	50,011
Income tax expense	32,250	22,295	18,820	21,862	19,720

Net income	$55,572	$48,700	$42,620	$38,587	$30,291

Net income per common share
Basic	$2.87	$2.71	$2.35	$2.13	$1.68
Diluted	$2.85	$2.69	$2.35	$2.13	$1.68
Cash dividends paid per common share	$0.560	$0.545	$0.500	$0.440	$0.405
Weighted-average common shares
Basic	19,356,864	17,991,333	18,107,790	18,113,502	18,026,856
Diluted	19,517,808	18,115,119	18,165,260	18,147,770	18,035,520

Statement of Condition
Securities available-for-sale	$1,707,962	$253,834	$254,600	$177,796	$160,991
Securities held-to-maturity	—	459,452	374,356	387,200	426,332
Net loans(2)	3,229,751	1,848,078	1,640,032	1,437,307	1,245,585
Total assets	5,541,915	2,753,998	2,453,114	2,206,834	1,995,924
Deposits	4,428,081	2,314,643	2,122,348	1,876,447	1,721,736
Securities sold under agreements to repurchase	82,500	28,500	22,114	68,173	46,990
Advances from the Federal Home Loan Bank	258,313	50,000	30,000	10,000	30,000
Junior subordinated notes	53,856	—	—	—	—
Stockholders’ equity	619,296	287,961	246,011	214,787	179,109

Common Stock Data
Shares of common stock outstanding	24,804,091	17,999,955	17,957,738	18,148,730	18,067,166
Book value per common share	$24.97	$16.00	$13.70	$11.83	$9.91

Profitability Ratios
Return on average assets	1.58%	1.88%	1.82%	1.81%	1.63%
Return on average stockholders’ equity	15.13	18.30	18.36	20.09	18.31
Dividend payout ratio	18.15	20.13	21.25	20.66	23.95
Average equity to average assets ratio	10.42	10.27	9.92	9.03	8.89
Efficiency ratio	36.73	36.00	37.20	37.33	35.84

(1)	Includes the operating results and the acquired assets and assumed deposits and liabilities of GBC Bancorp and its subsidiaries subsequent to October 20, 2003 and Golden City Commercial Bank subsequent to December 10, 1999, their acquisition dates.
(2)	Net loans represents gross loans net of loan participations sold, allowance for loan losses and unamortized deferred loan fees.
(3)	Shares and per share data have been adjusted to reflect a two-for-one stock split in the form of a 100 percent stock dividend, effective May 9, 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion is intended to provide information to facilitate the understanding and assessment of the consolidated financial condition of Cathay General Bancorp (“Bancorp”) and its subsidiaries, including Cathay Bank (the “Bank”) and together the “Company”, “we”, “us” or “our” and their consolidated results of operations. It should be read in conjunction with the audited consolidated financial statements and footnotes appearing elsewhere in this report. The Bank offers a wide range of financial services. The Bank currently operates 26 branches in Southern California, 12 branches in Northern California, three branches in New York State, two branches in Massachusetts, one branch in Houston, Texas, and one branch in Washington State, and two representative offices, one in Hong Kong and one in Shanghai, China. In addition, the Bank’s subsidiaries, Cathay Investment Company and GBC Investment and Consulting Company, Inc., maintain an office in Taiwan. The Bank is a commercial bank, servicing primarily the individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.

The following discussion and other sections of this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. These forward-looking statements may include, but are not limited to, such words as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” or the negative of such terms and other comparable terminology or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Bancorp to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties and other factors include, but are not limited to adverse developments or conditions related to or arising from:

•	our ability to integrate our operations after our recent merger with GBC Bancorp and to realize the benefits of the merger;

•	our expansion into new market areas;

•	fluctuations in interest rates;

•	demographic changes;

•	increases in competition;

•	deterioration in asset or credit quality;

•	changes in the availability of capital;

•	legislative and regulatory developments (particularly, the potential effects of recently enacted California tax legislation and the subsequent Franchise Tax Board announcement on December 31, 2003 regarding the taxation of REITs and RICs);

•	changes in our business strategy, including the formation of a real estate investment trust;

•	general economic or business condition in California and other regions where the Bank has operations such as the impact of the California budget deficits; and

•	other factors discussed in Part II — Item 7 — “Factors that May Affect Future Results.”

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

The financial information presented herein includes the accounts of the Company, its subsidiaries, including the Bank, and the Bank’s consolidated subsidiaries. All material transactions between these entities are eliminated.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our consolidated financial statements. Actual results may differ from these estimates under difference assumptions or conditions.

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

Accounting for the merger with GBC Bancorp involves significant judgments and assumptions by management, which has a material impact on the carrying value of fixed rate loans and borrowings and the determination of the core deposit intangible asset and goodwill. The judgments and assumptions used by management are described under the heading “Merger with GBC Bancorp”.

Merger	with GBC Bancorp

As of the close of business on October 20, 2003, the Company completed its merger with GBC Bancorp and General Bank (“GBC merger”), pursuant to the terms of the Agreement and Plan of Merger dated May 6, 2003. Consequently, GBC Bancorp was merged with and into Cathay Bancorp, Inc. with Cathay Bancorp, Inc. as the surviving corporation, and General Bank, a wholly-owned subsidiary of GBC Bancorp, was merged with and into Cathay Bank, with Cathay Bank as the surviving corporation. As a result of the merger, Cathay Bancorp, Inc. issued 6.75 million shares of its newly issued common stock, and paid $162.4 million in cash for all of the issued and outstanding shares of GBC Bancorp common stock. In addition, Cathay Bancorp, Inc. changed its name to Cathay General Bancorp, but its common stock continues to be quoted on Nasdaq National Market under the symbol “CATY” while GBC Bancorp’s common stock has been removed from trading.

In connection with the merger, three existing directors of GBC Bancorp joined the boards of directors of both the Bancorp and the Bank. These directors are Peter Wu, Ph.D., Thomas C.T. Chiu, M.D. and Ting Liu, Ph.D. Peter Wu, GBC Bancorp’s Chairman of the Board of Directors, President, and Chief Executive Officer, became the Bancorp and the Bank’s Executive Vice Chairman and Chief Operating Officer, and joined the newly-created Office of the President/CEO.

Results of Operations

Overview

For the year 2003, the Company reported record consolidated net income of $55.6 million or $2.85 per diluted share, a 14.1% increase in net income compared with net income of $48.7 million or $2.69 per diluted share for 2002, which was an increase of 14.3% in net income, when 2002 is compared with net income of $42.6 million or $2.35 per diluted share for 2001.

A 36.5% increase in average earning assets and a 37.8%% increase in average total demand, interest-bearing demand, money market, and savings deposits, both due in part to the merger with GBC Bancorp, and higher securities gains were the main drivers of the total $6.9 million increase in net income between 2003 and 2002. An 11.5% increase in average earnings assets and a 15.7% increase in average total demand, interest-bearing demand, money market, and savings deposits were the main drivers of the total $6.1 million increase in net income between 2002 and 2001. These changes increased our net interest income before provision for loan losses by 22.1%, or $23.0 million, between 2003 and 2002 and by 11.7%, or $10.9 million, between 2002 and 2001.

Between 2002 and 2003 non-interest income increased by $6.8 million, reflecting increases in securities gains and letters of credit commissions compared with $1.4 million growth in non-interest income from 2001 to 2002. Our efficiency ratio increased slightly to 36.73% in 2003 compared to 36.00% in 2002 and 37.2% in 2001 as the Company’s non-interest expense increased by $11.8 million between 2003 and 2002 to $55.1 million, primarily as a result of the merger with GBC Bancorp, and by $3.2 million between 2002 and 2001.

Net income and key financial performance ratios are presented below for the three years indicated:

	2003	2002	2001
	(In thousands, except share and per share data)
Net income	$55,572	$48,700	$42,620
Basic earnings per common share	$2.87	$2.71	$2.35
Diluted earnings per common share	$2.85	$2.69	$2.35
Return on average assets	1.58%	1.88%	1.82%
Return on average stockholders’ equity	15.13%	18.30%	18.36%
Total average assets	$3,524,511	$2,590,837	$2,339,669
Total average stockholders’ equity	$367,243	$266,136	$232,105
Efficiency ratio	36.73%	36.00%	37.20%
Effective income tax rate	36.72%	31.40%	30.63%

Year 2003 compared to Year 2002

Taxable-Equivalent Interest Income

Taxable-equivalent interest income increased $23.2 million or 15.9% to $169.4 million in 2003, largely as a result of the merger with GBC Bancorp and continued growth in loans and securities. The increase in taxable-equivalent interest income was due to a combination of the following:

•	Increase in volume: Average interest-earning assets increased $893.5 million, to $3.34 billion in 2003, an increase of 36.5% over interest-earning assets of $2.45 billion in 2002. The increase in volume added $46.1 million to interest income and was primarily attributable to the merger with GBC Bancorp, as well as growth in loans and securities.

•	Decrease in rate: The taxable-equivalent yield on interest-earning assets decreased 91 basis points from 5.98% in 2002 to 5.07% in 2003. As a result of the lower interest rate environment, the yield earned on average loans decreased 60 basis points from 6.15% to 5.55% in the same period. The yield of average taxable securities decreased 167 basis points from 5.66% in 2002 to 3.99% in 2003 due to prepayment, calls, and sales of higher yielding securities. The decrease in rate reduced interest income by $22.9 million.

•	Change in the mix of interest-earning assets: Average gross loans, which generally yield higher than other types of investments, comprised 66.9% of total average interest-bearing assets compared with 71.6% in 2002.

Interest Expense

Interest expense increased by $0.2 million to $40.1 million in 2003 compared with $39.9 million in 2002, primarily due to a combination of the following:

•	Decrease in rate: As a result of the lower interest rate environment during 2003, the average cost of interest-bearing liabilities decreased 51 basis points to 1.47% in 2003 compared with 1.98% in 2002, which reduced interest expense by $13.0 million.

•	Change in the mix of interest-bearing liabilities: Average time deposits of $1.67 billion comprised 61.1% of total interest-bearing liabilities in 2003 compared to 68.1% in 2002. Total average total savings accounts, NOW accounts, and money market accounts increased to 29.3% of total interest-bearing liabilities in 2003 compared to 28.0% in 2002.

•	Increase in volume: Average interest-bearing liabilities increased $707.9 million in 2003, due to the merger with GBC Bancorp and to fund the growth in loans and securities, resulting in a $13.2 million increase in interest expense.

Taxable-Equivalent Net Interest Margin

The Company’s taxable-equivalent net interest margin, defined as taxable-equivalent net interest income to average interest-earning assets, decreased 47 basis points from 4.34% in 2002 to 3.87% in 2003 as a result of the 50 and 25 basis point drops in the federal funds rate in November 2002 and June 2003, respectively, the prepayments, calls, and sales of higher yielding securities and the related lagging effect on our interest-bearing time deposit accounts.

Year 2002 compared to Year 2001

Taxable-Equivalent Interest Income

During 2002, we experienced compression to our taxable-equivalent net interest margin due to the declining interest rate environment on a balance sheet that is asset sensitive. During 2001, the Federal Open Market Committee (“FOMC”), lowered the target federal funds rate by 475 basis points in rapid succession. In November 2002, an additional reduction of 50 basis points was approved by the FOMC, bringing the total decrease to 525 basis points during 2001 and 2002. As a commercial bank, most of our loans are variable-rate, and reprice each time there is a change in the target federal funds rate. In response to these conditions, we made efforts to manage our interest-earning assets by increasing average loans, and made efforts to obtain lower cost core deposits, thus optimizing the mix of our deposit portfolios. The impact of these efforts allowed us to maintain our taxable-equivalent margin well above the 4.00% mark during 2002, and increased our taxable-equivalent net interest income by $11.0 million to $106.3 million in 2002 compared with $95.3 million for 2001. The increase of $11.0 million to taxable-equivalent interest income was due to a combination of the following:

•	Increase in volume: Average interest-earning assets increased $252.7 million, to $2.45 billion in 2002, an increase of 11.5% over interest-earning assets of $2.19 billion in 2001. The increase in total interest-earning assets contributed an additional $17.2 million to taxable-equivalent interest income between 2002 and 2001.

•	Decrease in rate: As mentioned above, the rapidly declining interest rate environment was the main factor behind our decrease in taxable-equivalent interest income in 2002, resulting in a $32.4 million decrease to taxable-equivalent interest income due to rate changes. The taxable-equivalent yield on interest-earning assets decreased 138 basis points from 7.36% in 2001 to 5.98% in 2002.

•	Change in the mix of interest-earning assets: Average gross loans of $1.75 billion increased by $205.4 million in 2002 and comprised 71.6% of total average interest-bearing assets compared with 70.5% in 2001. Conversely, total average investment securities as a percentage of total average interest-earning assets declined to 26.3% in 2002 compared to 27.9% in 2001, and equaled $644.3 million in 2002 compared with $611.2 million in 2001.

Interest Expense

Interest expense decreased by $26.3 million to $39.9 million in 2002 compared with $66.2 million in 2001. The reason for the decrease was a combination of the repricing of deposits in a lower interest rate environment, and a change in the mix of these interest-bearing liabilities, partially offset by increases in volume, more particularly described as follows:

•	Increase in volume: Average interest-bearing liabilities increased $178.2 million in 2002, and added $5.5 million of additional interest expense in 2002.

•	Decrease in rate: As a result of the lower interest rate environment during 2002, the average cost of interest-bearing liabilities decreased 162 basis points to 1.98% in 2002 compared with 3.60% in 2001, reducing interest expense by $31.7 million.

•	Change in the mix of interest-bearing liabilities: As a percentage of total average interest-bearing liabilities, average time deposits decreased to 68.1% for 2002 compared with 70.0% during 2001. For the year 2002, total average interest-bearing deposits and borrowings increased by $178.2 million, of which 61.6% or $109.8 million was comprised of average time deposits and borrowings.

Taxable-Equivalent Net Interest Margin

The taxable-equivalent net interest margin, defined as taxable-equivalent net interest income to average interest-earning assets was 4.34% in 2002 and 2001 as decreases in yields in earning assets were more than offset by decreases in rates paid on interest-bearing liabilities.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the yields and rates paid on those assets and liabilities. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities

(Dollars in thousands)

	2003 Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	2002 Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	2001 Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)

Interest-Earning Assets:
Loans and leases (1)	$2,233,529	$124,031	5.55%	$1,752,444	$107,693	6.15%	$1,547,033	$120,591	7.79%
Taxable securities	970,543	38,754	3.99	549,595	31,082	5.66	521,694	32,884	6.30
Tax-exempt securities (3)	94,976	6,174	6.50	94,678	6,594	6.96	89,511	6,556	7.32
Interest bearing deposits	1,499	53	3.47	894	32	3.58	3,264	56	1.72
Federal funds sold securities purchased under agreement to resell	39,552	416	1.05	48,966	813	1.66	32,397	1,316	4.06

Total interest-earning assets	3,340,099	169,428	5.07	2,446,577	146,214	5.98	2,193,899	161,403	7.36
Non-interest earning assets
Cash and due from banks	58,869			59,687			53,565
Other non-earning assets	166,203			112,221			119,690

Total non-interest earning assets	225,072			171,908			173,255
Less: Allowance for loan losses	(34,466)			(23,478)			(23,365)
Deferred loan fees	(6,194)			(4,170)			(4,120)

Total Assets	$3,524,511			$2,590,837			$2,339,669

Interest-Bearing Liabilities:
Interest-bearing demand	179,290	483	0.27	139,589	430	0.31	128,973	987	0.77
Money market	292,952	2,137	0.73	154,414	1,536	0.99	129,629	2,247	1.73
Savings	327,336	996	0.30	271,286	1,364	0.50	238,340	2,351	0.99
Time deposits	1,665,114	29,358	1.76	1,372,854	33,409	2.43	1,286,973	58,279	4.53

Total interest-bearing deposit	2,464,692	32,974	1.34	1,938,143	36,739	1.90	1,783,915	63,864	3.58
Fed funds borrowed and securities sold under agreement to repurchase	105,962	3,220	3.04	27,206	964	3.54	34,594	1,250	3.61
Other borrowings	138,488	3,233	2.33	52,003	2,217	4.26	20,686	1,039	5.02
Junior subordinated notes	16,085	721	4.48	—	—	—	—	—	—

Total interest-bearing liabilities	2,725,227	40,148	1.47	2,017,352	39,920	1.98	1,839,195	66,153	3.60
Non-interest bearing liabilities:
Demand deposits	357,731			274,568			229,592
Other liabilities	74,310			32,781			38,777
Stockholders’ equity	367,243			266,136			232,105

Total liabilities and stockholders’ equity	$3,524,511			$2,590,837			$2,339,669

Net interest spread (4)			3.60%			4.00%			3.76%
Net interest income (4)		$129,280			$106,294			$95,250

Net interest margin (4)			3.87%			4.34%			4.34%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using an effective Federal income tax rate of 35%.
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using an effective Federal income tax rate of 35%.

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	2003 – 2002 Increase/(Decrease) in Net Interest Income Due to:			2002 – 2001 Increase/(Decrease) in Net Interest Income Due to:
	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate	Total Change
	(In thousands)
Interest-Earning Assets
Deposits with other banks	$21	$(1)	$20	$(58)	$34	$(24)
Federal funds sold and securities purchased under agreement to resell	(137)	(260)	(397)	488	(991)	(503)
Taxable securities	18,749	(11,077)	7,672	1,697	(3,499)	(1,802)
Tax-exempt securities (2)	21	(441)	(420)	368	(330)	38
Loans	27,456	(11,117)	16,339	14,705	(27,603)	(12,898)

Total increase/(decrease) in interest income	46,110	(22,896)	23,214	17,200	(32,389)	(15,189)

Interest-Earning Liabilities
Interest-bearing demand accounts	112	(59)	53	75	(632)	(557)
Money market accounts	1,095	(494)	601	373	(1,084)	(711)
Savings accounts	244	(612)	(368)	290	(1,277)	(987)
Time deposits	6,258	(10,309)	(4,051)	3,662	(28,532)	(24,870)
Federal funds borrowed and securities sold under agreement to repurchase	2,412	(156)	2,256	(262)	(24)	(286)
Other borrowed funds	2,376	(1,360)	1,016	1,357	(179)	1,178
Junior subordinated notes	721	—	721	—	—	—

Total increase/(decrease) in interest expense	13,218	(12,990)	228	5,495	(31,728)	(26,233)

Change in net interest income	$32,892	$(9,906)	$22,986	$11,705	$(661)	$11,044

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held have been adjusted to a fully taxable-equivalent basis, using effective federal income tax rate of 35%.

Year 2003 compared with 2002

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance that management believes should be sufficient to absorb loan losses inherent in the Company’s loan portfolio. The provision for loan losses was $7.2 million in 2003 compared with $6.0 million in 2002. The increase of $1.2 million in 2003 compared with 2002 was primarily the result of the growth in the loan portfolio. Net recoveries for 2003 were $0.1 million or 0.003% of average loans compared with net charge-offs of $5.4 million or 0.31% of average net loans during 2002.

Non-interest Income

Securities gains, depository service fees, letters of credit commissions, gains and losses on loan sales, and a range of fee-based services account for the Company’s non-interest income. These fee-based services include, among other things, wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from our

Global Investment Services unit, and foreign exchange fees. The increase of $6.8 million or 42.2% from 2002 to 2003, was primarily due to the following items:

•	An increase of $8.0 million in securities gains. During the second quarter of 2003, the Company sold $20.9 million of its holdings in US dollar-denominated corporate bonds issued by certain Hong Kong entities whose credit ratings may potentially be adversely impacted by the effects of the outbreak of Severe Respiratory Syndrome (“SARS”) in the region. The gain on the sale was $4.0 million. During the fourth quarter, the Company sold additional securities for a gain of $2.5 million in order to reduce its holdings of premium CMO securities and to reduce its corporate bond positions; and

•	Letters of credit commissions increased by $0.4 million or 23.0%, to $2.4 million in 2003, due primarily as a result of the merger with GBC Bancorp.

Non-interest Expense

Non-interest expense totaled $55.1 million in 2003, compared with $43.3 million in 2002. The increase of $11.8 million or 27.3% in non-interest expense in 2003 was primarily a combination of the following:

•	an increase of $6.3 million in salaries and employee benefits, due primarily to the merger with GBC Bancorp, annual salary adjustments for the Company’s employees and $0.6 million from stock option expense due to the implementation of the fair-value method of accounting for stock options in 2003;

•	an increase of $1.0 million in occupancy expense, due primarily to the merger with GBC Bancorp;

•	an increase of $0.7 million in computer and equipment expense, due primarily to the merger with GBC Bancorp;

•	an increase of $0.6 million in operations of investments in affordable housing partnerships due to operational losses from additional investments;

•	an increase of $0.8 million in expenses from other real estate owned, primarily due to a write-down of other real estate owned in 2003;

•	an increase of $1.0 million in amortization of core deposit intangibles as a result of the merger with GBC Bancorp; and

•	an increase of $1.0 million in other operating expense, due to the merger with GBC Bancorp, losses on prepayment of long term repurchase agreements and accruals for litigation.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, increased slightly to 36.73% in 2003 compared with 36.00% in 2002.

Income Tax Expense

The effective tax rate in 2003 was 36.7% compared with 31.4% in 2002. The higher effective tax rate for 2003 reflects changes in the mix of tax rates applicable to income before tax and the absence of certain tax benefits recognized in 2002, including benefits related to the Company’s previously disclosed regulated investment company (RIC). In the fourth quarter of 2003, the Company reversed the net state tax benefits recorded in the first three quarters of 2003 related to the real estate investment trust (REIT) formed during 2003 and reflected no such benefits in the fourth quarter related to its REIT.

On December 31, 2003, the California Franchise Tax Board (FTB) announced its position that certain tax deductions related to RICs and REITs would be disallowed. The Company previously deregistered its RIC in 2003 and does not expect to record any tax benefits relating to the REIT in 2004. The Company created these subsidiaries for the purpose of raising capital.

The Company believes that the tax benefits recorded in the three prior years with respect to the RIC were appropriate and fully defensible under California law in effect at the time the tax benefits were recorded. As such, the Company has not deemed it necessary to establish any additional reserves for such benefits at this time. If, however, the FTB position were to be upheld, the Company would be obligated to repay these tax benefits, together with interest and penalties. We will continue to follow the latest developments with regards to this matter. See discussion below in the section entitled “Factors That May Affect Future Results” of this Annual Report on Form 10-K.

Year 2002 compared to Year 2001

Provision for Loan Losses

The provision for loan losses was $6.0 million in 2002 compared with $6.4 million in 2001. For the year 2002, net charge-offs equaled $5.4 million or 0.31% of average net loans, primarily as a result of one credit totaling $3.6 million, which became subject to a filing for protection under Chapter 7 of the Bankruptcy Code and was charged-off during the second quarter of 2002. The comparable numbers for the year 2001 were net charge-offs of $4.4 million or 0.28% of average net loans, principally to recognize deterioration in two credits that were partially charged-off in the 4th quarter of 2001. Also, see “Allowance for Loan Losses” in this 2003 Annual Report on Form 10-K.

Non-interest Income

Non-interest income totaled $16.2 million in 2002 compared with $14.8 million in 2001. The increase of $1.4 million or 9.4% from 2001 to 2002, was primarily due to the following items:

•	an increase of $0.7 million in depository service fee income, an increase of 12.9%, to $5.8 million compared with $5.1 million in 2001. The increase in depository service fees during 2002 was predominantly due to an increase in service charges on deposit accounts, and an increase in investment services fee income from our Global Investment Services unit;

•	an increase of $1.2 million in other operating income, which includes primarily loan fees, wire transfer fees, safe deposit fees, foreign exchange fees and gain on sale of loans, and which totaled $6.5 million in 2002, compared with $5.4 million in 2001. The increase in other operating income was primarily due to increases in commercial and commercial real estate loan fees, gain on sale of SBA and residential mortgage loans, an increase in wire transfer service fees, and an increase in service fee income from the rental of our safe deposit boxes;

•	a decrease of $0.2 million in securities gains. During the third quarter of 2002, due to our increasing loan demand, and also to take advantage of the lower interest rate environment, we sold investment securities with a carrying value of $20.1 million resulting in gains on sale totaling $1.9 million. The comparable numbers for 2001 were sales of investment securities totaling $21.1 million, resulting in gains of $1.1 million, a gain of $0.9 million on a forward rate agreement (“FRA”), and securities calls and write-downs on venture capital investments resulting in a net gain of $0.3 million, for a total of $2.2 million in securities gains during 2001; and

•	letters of credit commissions decreased by $0.2 million or 9.5%, to $1.9 million in 2002, likely as a result of uncertainty over the outlook for the U.S. economy from the point of view of some of our importing customers.

Non-interest Expense

Non-interest expense totaled $43.3 million in 2002, compared with $40.2 million in 2001. The increase of $3.2 million or 7.9% in non-interest expense in 2002 was primarily a combination of the following:

•	an increase of $2.0 million in salaries and employee benefits. Annual salary adjustments, increases in year-end bonuses, and additional employees and salary expense to accommodate our new branches in

Union City — California, which opened for business in October 2001, Brooklyn — New York, which opened for business in June 2002, Sacramento — California, which opened for business in September 2002, and our representative office in Shanghai — China, which opened for business in April 2002, drove the increase;

•	an increase of $0.6 million in occupancy expense and computer and equipment expense, as a result of our three new branches and our representative office in Shanghai, China;

•	a decrease of $44,000 in marketing expenses, primarily because the marketing expenses for 2001 included a $250,000 donation towards the establishment of the 911 Healing Hands non-profit organization;

•	a decrease of $1.4 million in professional services. During 2001, professional services fees in connection with litigation, the formation of the registered investment company of the Bank, and other corporate matters drove the increase of $1.4 million to $5.4 million for 2001 compared with $4.0 million in 2002; and

•	a decrease of $3.2 million in real estate operations. During the fourth quarter of 2001, non-interest expenses were lowered by a $3.2 million gain on the sale of a commercial property that was part of the Bank’s other real estate owned.

Despite the $3.2 million increase in non-interest expense during 2002, the efficiency ratio improved to 36.00% in 2002 compared with 37.20% in 2001. The improvement in the efficiency ratio for 2002 was primarily the result of the increase in our net interest income before provision for loan losses, coupled with the increase in non-interest income.

Income Tax Expense

The provision for income taxes was $22.3 million or an effective income tax rate of 31.4% for 2002 compared with $18.8 million or an effective income tax rate of 30.6% in 2001. The effective income tax rate during 2002 and 2001 reflected the income tax benefits of the RIC subsidiary of the Bank, which provided flexibility to raise additional capital in an efficient manner, and additional tax credits earned from qualified low income housing investments. See discussion below in the section entitled “Factors That May Affect Future Results” of this Annual Report on Form 10-K.

Review of Financial Condition

Total assets increased by $2.79 billion or 101.2% to $5.54 billion at December 31, 2003, compared with total assets of $2.75 billion at December 31, 2002. The increase in total assets was due primarily to the merger with GBC Bancorp and growth in loans and securities.

Securities

Under SFAS No. 115, companies are permitted to record securities as follows:

•	Those securities for which the company has the positive intent and ability to hold until maturity, are classified as securities held-to-maturity, and carried at amortized cost.

•	Those securities which could be sold in response to changes in interest rates, changes in prepayment risk, increases in loan demand, the need to increase regulatory capital, general liquidity needs, or other similar factors are classified as securities available-for-sale, and carried at estimated fair value, with unrealized gains or losses, net of deferred taxes, reflected in stockholders’ equity.

During the second quarter of 2003, the Company sold $20.9 million of its holdings in US dollar-denominated corporate bonds issued by certain Hong Kong entities. Management had intended to hold these bonds to maturity at the time of purchase, and therefore, designated these securities as held-to-maturity. However, as the SARS situation persisted in Hong Kong, management came to believe that there was a risk that the credit rating of these bonds may potentially be adversely impacted. As a result of the sales of these held-to-maturity securities, the remaining securities in the portfolio were tainted and were transferred to the available-for-sale portfolio as of May 31, 2003. At the time of transfer, the securities held-to-maturity portfolio was primarily comprised of US government agencies, state and municipal securities, mortgage-backed securities, collateralized mortgage obligations, asset-backed securities, and corporate bonds. The carrying value of the securities in the held-to-maturity portfolio was $411.4 million and the estimated fair value was $429.9 million at the time of transfer to the securities available-for-sale portfolio.

Securities represented 31.9% of average interest-earning assets for 2003 compared with 26.3% for 2002 as the Company increased the size of the securities portfolio to generate additional net interest income. The fair value of securities available-for-sale (“AFS”) at December 31, 2003, was $1.71 billion compared with $253.8 million at December 31, 2002. Securities available-for-sale are carried at fair value and had a net unrealized gain of $15.2 million at December 31, 2003, compared with $9.5 million at December 31, 2002. The increase in unrealized holding gains from year-end 2002 resulted from the larger size of the AFS portfolio.

The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2003	2002
	(In thousands)
Securities Available-for-Sale:
U.S. government agencies	$329,943	$170,183
State and municipal securities	79,332	100
Mortgage-backed securities	830,669	6,147
Commercial mortgage-backed securities	68,931	—
Collateralized mortgage obligations	266,878	847
Asset-backed securities	26,309	10,510
Corporate bonds	40,382	33,069
Equity securities	28,693	27,417
Other securities	36,825	5,561

Total	$1,707,962	$253,834

Securities Held-to-Maturity
U.S. government agencies	$—	$49,996
State and municipal securities	—	72,770
Mortgage-backed securities	—	66,135
Collateralized mortgage obligations	—	168,055
Asset-backed securities	—	9,999
Corporate bonds	—	72,611
Other securities	—	19,886

Total	$—	$459,452

The table below shows the fair value and unrealized losses as of December 31, 2003 on the Company’s available-for-sale securities portfolio. The Company has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost. The securities included in the table below represent only 20.2% of the fair value of the Company’s securities. Securities with unrealized losses for less than twelve months represent 1.2% of the historical cost and generally resulted from increases in interest rates from the date that these securities were purchased. All of these securities are investment grade. The $20.7 million fair value of securities with unrealized losses for more than twelve months is comprised of adjustable rate government agency preferred stock rated AA- for which the fair value has declined due to the current low interest rates. At December 31, 2003, management believes the impairment detailed in the table below are temporary and accordingly no impairment loss has been recognized in the Company’s consolidated income statement.

Impaired Securities at December 31, 2003

	Less than 12 months		12 months or longer		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government agencies	$102,059	$1,237	$—	$—	$102,059	$1,237
State and municipal securities	3,643	59	—	—	3,643	59
Mortgage-backed securities	151,055	2,372	—	—	151,055	2,372
Commercial Mortgage-backed securities	5,921	25	—	—	5,921	25
Collateralized mortgage obligations	48,825	120	—	—	48,825	120
Asset-backed securities	2,722	22	—	—	2,722	22
Corporate bonds	10,142	43	—	—	10,142	43
Equity securities	—	—	20,739	4,262	20,739	4,262

Total	324,367	3,878	20,739	4,262	345,106	8,140

The scheduled maturities and taxable-equivalent yields by security type are presented in the following tables:

Securities Available-for-Sale Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2003
	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Maturity Distribution:
U.S. government agencies	$—	$263,252	$66,033	$658	$329,943
State and municipal securities	229	14,702	36,656	27,745	79,332
Mortgage-backed securities(1)	55	7,629	34,837	788,148	830,669
Commercial mortgage-backed securities(1)	—	7,753	—	61,178	68,931
Collateralized mortgage obligations(1)	—	1,559	52,155	213,164	266,878
Asset-backed securities(1)	—	20,291	—	6,018	26,309
Corporate bonds	22,723	17,659	—	—	40,382
Equity securities	28,693	—	—	—	28,693
Other securities	36,825	—	—	—	36,825

Total	$88,525	$332,845	$189,681	$1,096,911	$1,707,962

Weighted-Average Yield:
U.S. government agencies	—%	4.01%	3.88%	2.01%	3.98%
State and municipal securities (2)	5.07	5.49	4.69	4.56	4.79
Mortgage-backed securities(1)	5.54	5.98	6.10	4.92	4.98
Commercial mortgage-backed securities(1)	—	7.12	—	6.39	6.47
Collateralized mortgage obligations(1)	—	2.24	2.03	2.95	2.77
Asset-backed securities(1)	—	4.97	—	6.62	5.35
Corporate bonds	5.12	5.42	—	—	5.25
Equity securities	1.81	—	—	—	1.81
Other securities	4.86	—	—	—	4.86

Total	3.94%	4.32%	3.94%	4.62%	4.45%

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	Average yield has been adjusted to a fully-taxable equivalent basis.

Loans

Loans represented 66.9% of average interest-earning assets during 2003 compared with 71.6% during 2002. Gross loans increased by $1.43 billion, an increase of 76.1%, to $3.31 billion at year-end 2003 compared with $1.88 billion at year-end 2002. The growth was primarily attributable to the following:

•	Commercial mortgage loans are typically secured by first deeds of trust on commercial properties, including primarily commercial retail properties, shopping centers, and owner-occupied industrial facilities, and secondarily office buildings, multiple-unit apartments, and multi-tenanted industrial properties. In addition, the Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings where the owner either uses the property for business purposes or derives income from tenants. Commercial mortgage loans increased $772.0 million or 81.8% to $1.72 billion at year-end 2003, compared to $943.4 million at year-end 2002 due primarily to the GBC merger and strong loan originations. Total commercial mortgage loans accounted for 51.9% of gross loans at year-end 2003 compared to 50.3% at year-end 2002.

•	Commercial loans consist primarily of short-term loans (normally with a maturity of up to one year) to support general business purposes, or to provide working capital to businesses in the form of lines of credit to finance trade-finance loans, and SBA loans. Commercial loans were up $392.7 million or 69.7% to $956.4 million at December 31, 2003, compared to $563.7 million at December 31, 2002, due primarily to the GBC merger.

•	Real estate construction loans increased $236.6 million or 192.7% to $359.3 million at year-end 2003 compared to $122.8 million at year-end 2002 due to the GBC merger.

•	Total residential mortgage loans and equity lines increased by $31.6 million or 13.7% to $263.0 million at year-end 2003, compared to $231.4 million at year-end 2002 as equity lines increased due to the strong real estate market. Strong new loan originations in residential mortgages were offset by high prepayments.

The Company’s lending activities are predominantly in the states of California, New York, Texas, Washington and Massachusetts, although it has some loans to domestic clients who are engaged in international trade.

The classification of loans by type as of December 31 for each of the past five years are presented below:

Loan Type and Mix

	Amount Outstanding as of December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Type of Loans
Commercial loans	$956,382	$563,675	$506,128	$442,181	$395,138
Residential mortgage loans	262,954	231,371	235,914	220,720	207,725
Commercial mortgage loans	1,715,434	943,391	738,379	630,662	577,384
Real estate construction loans	359,339	122,773	166,417	142,048	62,516
Installment loans	11,452	15,570	20,322	27,329	25,498
Other loans	860	447	745	473	419

Gross loans	3,306,421	1,877,227	1,667,905	1,463,413	1,268,680

Less:
Allowance for loan losses	(65,808)	(24,543)	(23,973)	(21,967)	(19,502)
Unamortized deferred loan fees	(10,862)	(4,606)	(3,900)	(4,139)	(3,593)

Net loans	$3,229,751	$1,848,078	$1,640,032	$1,437,307	$1,245,585

The loan maturities in the table below are based on contractual maturities. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Company and the borrower. Because the Company is unable to estimate the extent to which its borrowers will renew their loans, the table is based on contractual maturities. As a result, the data shown below should not be viewed as an indication of cash flows.

Contractual Maturity of Loan Portfolio (1)

	Within One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial Loans
Floating rate	$581,766	$105,785	$93,233	$780,784
Fixed rate	129,314	31,064	14,260	174,638
Residential Mortgage Loans
Floating rate	—	1,064	82,587	83,651
Fixed rate	72	6,296	172,509	178,877
Commercial Mortgage Loans
Floating rate	210,369	363,378	731,655	1,305,402
Fixed rate	21,020	163,131	218,620	402,771
Real Estate Construction Loans
Floating rate	312,509	39,283	—	351,792
Fixed rate	5,379	—	—	5,379
Installment Loans
Floating rate	669	20	—	689
Fixed rate	5,859	4,817	85	10,761
Other Loans
Floating rate	—	—	—	—
Fixed rate	815	—	—	815

Total Loans	$1,267,772	$714,838	$1,312,949	$3,295,559

Floating rate	$1,105,313	$509,530	$907,475	$2,522,318
Fixed rate	162,459	205,308	405,474	773,241

Total Loans	$1,267,772	$714,838	$1,312,949	3,295,559

Allowance for loan losses				(65,808)

Net loans				$3,229,751

(1)	Loans are net of unamortized deferred loan fees.

Deposits

The Bank uses primarily customer deposits to fund its operations, and to a lesser extent borrowings in the form of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and other borrowings. The Bank’s deposits are generally obtained from residents within the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting time deposits from political subdivisions and public agencies. The Bank considers wholesale deposits to be an alternative borrowing source rather than a customer relationship, and as such, their levels are determined by management’s decisions as to the most economic funding sources. At December 31, 2003, the Bank had $0.6 million in brokered-deposits, and public deposits totaled $100.1 million or 2.3% of total deposits.

The Bank’s total deposits increased $2.11 billion or 91.3% from $2.31 billion at year-end 2002 to $4.43 billion at December 31, 2003, as a result of the GBC merger, increases in deposits from existing depositors, and new depositors.

The following table displays the deposit mix for the past three years:

Deposit Mix

	Year Ended December 31,
	2003		2002		2001
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Demand accounts	$633,556	14.3%	$302,828	13.1%	$260,427	12.3%
NOW accounts	279,679	6.3	148,085	6.4	135,650	6.4
Money market accounts	657,638	14.9	161,580	7.0	136,806	6.4
Savings accounts	425,076	9.6	290,226	12.5	252,322	11.9
Time deposits under $100	559,305	12.6	425,138	18.4	414,490	19.5
Time deposits of $100 or more	1,872,827	42.3	986,786	42.6	922,653	43.5

Total	$4,428,081	100.0%	$2,314,643	100.00%	$2,122,348	100.00%

Average total deposits grew $609.7 million or 27.6% to $2.82 billion during 2003 compared with average total deposits of $2.21 billion in 2002.

•	Average core deposits increased $358.6 million or 28.4%.

•	Average Jumbo CDs increased $251.1 million or 26.5%.

The following table displays average deposits and rates for the past five years:

Average Deposits and Rates

	2003		2002		2001		2000		1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Demand	$357,731	—%	$274,568	—%	$229,592	—%	$211,975	—%	$169,013	—%
NOW accounts	179,290	0.27	139,589	0.31	128,973	0.77	122,851	1.20	117,374	1.22
Money market accounts	292,952	0.73	154,414	0.99	129,629	1.73	112,817	2.32	99,628	1.59
Savings deposits	327,336	0.30	271,286	0.50	238,340	0.99	228,027	1.61	207,498	1.54
Time deposits	1,665,114	1.76	1,372,854	2.43	1,286,973	4.53	1,117,350	5.39	1,001,878	4.69

Total	$2,822,423	1.17%	$2,212,711	1.66%	$2,013,507	3.17%	$1,793,020	3.79%	$1,595,391	3.33%

Management considers our Jumbo CDs to be generally less volatile than other wholesale funding sources primarily due to the following reasons:

•	approximately 76.2% of the Bank’s Jumbo CDs have stayed with the Bank for more than two years;

•	the Jumbo CD portfolio continued to be diversified with 12,835 individual accounts averaging approximately $150,164 per account owned by 8,223 individual depositors as of January 15, 2004; and

•	this phenomenon of having a relatively higher percentage of Jumbo CDs to total deposits exists in most of the Asian-American banks in our California market due to the fact that the customers in this market tend to have a higher savings rate.

Management continues to monitor the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the patrons the Bank is servicing.

Almost 85.7% of our Jumbo CDs mature within one year as of year-end 2003. The following tables display time deposits of $100,000 or more by maturity and time deposits with remaining term of more than one year at December 31, 2003:

Time Deposits of $100,000 or More by Maturity

At December 31, 2003
(In thousands)
Less than three months	$825,441
Three to six months	337,535
Six to twelve months	442,151
Over one year	267,700

Total	$1,872,827

Maturities of Time Deposits with a Remaining Term

of More Than One Year for Each

of the Five Years Following December 31, 2003

(In thousands)
2005	240,050
2006	74,023
2007	509
2008	231

Borrowings

Borrowings include securities sold under agreements to repurchase, federal funds purchased, and funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco.

Securities sold under agreements to repurchase at December 31, 2003, equaled $82.5 million, an increase of $54.0 million from $28.5 million at December 31, 2002. The weighted-average interest rate during 2003 was 2.98% compared to 3.08% during 2002. At December 31, 2003, $38.5 million, $15.0 million, $16.0 million and $13.0 million of the securities sold under agreement to repurchase mature in 2004, 2005, 2006 and 2007, respectively. The table below provides comparative data for securities sold under agreements to repurchase:

	December 31,
	2003	2002	2001
	(In thousands)
Average amount outstanding during the year (1)	$103,179	$30,784	$34,799
Maximum amount outstanding at month-end (2)	120,500	48,150	55,412
Balances, December 31	82,500	28,500	22,114
Rate at year-end	2.71%	3.29%	1.01%
Weighted average interest rate for the year	2.98%	3.08%	3.51%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were October in 2003, January in 2002 and February 2001.

Advances from the FHLB amounted to $258.3 million at December 31, 2003 and $50.0 million at December 31, 2002. Of the Bank’s $258.3 million in FHLB advances outstanding at December 31, 2003, $238.3 million mature during 2004 and $20.0 million mature on March 21, 2005. These advances are non-callable with fixed interest rates, with a weighted average rate of 1.68%.

Junior Subordinated Notes

The Company established special purpose trusts in 2003 for the purpose of issuing Guaranteed Preferred Beneficial Interests in its Subordinated Debentures to outside investors (“Capital Securities”). The proceeds from the issuance of the Capital Securities as well as the Company’s purchase of the common stock of the special purpose trusts were invested in Junior Subordinated Notes of Cathay General Bancorp (“Junior Subordinated Notes”). The trusts exist for the sole purpose of issuing the Capital Securities and investing in Junior Subordinated Notes. Subject to some limitations, payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts, or the redemption of the Capital Securities, are guaranteed by the Company to the extent the trusts have funds on hand available there for at such time. The obligations of the Company under the guarantees and the Junior Subordinate Notes are subordinate and junior in right of payment to all indebtedness of the Company and will be structurally subordinated to all liabilities and obligations of the Company’s subsidiaries. Bancorp has the right to defer payments of interest on the Junior Subordinated Notes at any time or from time to time for a period of up to twenty consecutive quarterly periods with respect to each deferral period. Under the terms of the Junior Subordinated Notes, Bancorp may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock if Bancorp has deferred payment of interest on any Junior Subordinated Notes.

As of December 31, 2003, the total Junior Subordinated Notes issued by the Company totaled $53.9 million. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003. See the discussion under the caption Recent Accounting Pronouncements under this Item 7 of this Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and commitments to make future payments as of December 31, 2003. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or More but less Than 5 years	5 years or More	Total
	(Dollars in thousands)
Contractual obligations:
Securities sold under agreements to repurchase	$38,500	$31,000	$13,000	—	$82,500
Advances from the Federal Home Loan Bank	238,313	20,000	—	—	258,313
Other borrowings	20,000	—	—	7,622	27,622
Junior subordinated notes	—	—	—	54,125	54,125
Operating leases	4,711	7,148	4,525	6,869	23,253
Deposits with stated maturity dates	2,116,923	314,073	688	448	2,432,132

	2,418,447	372,221	18,213	69,064	2,877,945
Other commitments:
Commitments to extend credit	640,088	125,003	165,414	109,444	1,039,949
Investment commitments	—	—	—	23,316	23,316
Commercial letter of credit	81,175	—	—	—	81,175
Standby letters of credit	42,558	6,416	8,469	—	57,443
Bill of lading guarantees	818	—	—	—	818

Total contractual obligations and other commitments	$3,183,086	$503,640	$192,096	$201,824	$4,080,646

In the normal course of business, the Company enters into various transactions, which, in accordance with accounting principles generally accepted in the United States, are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dated or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standard at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to expend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at December 31, 2003 are included in the table above.

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2003 are included in the table above.

Capital Resources

Stockholders’ Equity

We obtain capital primarily from retained earnings, the issuance of additional common stock and to a lesser extent, through our Dividend Reinvestment Plan and options exercised. Stockholders’ equity of $619.3 million at December 31, 2003, was up $331.3 million or 115.1% compared to $288.0 million at December 31, 2002. The increase of $331.3 million in stockholders’ equity was due to the following:

•	$280.3 million from the issuance of 6.75 million shares of common stock and the assumption of unexercised GBC Bancorp stock options as part of the consideration for the GBC Bancorp merger;

•	an addition of $45.5 million from net income less payments of dividends on common stock of $10.1 million; and

•	several smaller factors.

The Company paid common stock dividends of $0.560 per common share in 2003 and $0.545 per common share in 2002.

On April 6, 2001, the Board of Directors approved a stock repurchase program of up to $15 million of our common stock. The Company intends to repurchase shares under the program, from time to time, in the open market or through negotiated purchases, under conditions which allow such repurchases to be accretive to earnings, while maintaining capital ratios that exceed the guidelines for a “well capitalized” financial institution. During 2003, the Company repurchased 14,610 shares at an average price of $35.77 per share. Through December 31, 2003, the Company had repurchased 319,910 shares of our common stock for $8.8 million.

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. As part of the application for the merger with GBC Bancorp, the Bank obtained regulatory approval and paid a dividend which was $23.6 million higher than the normal dividend limit at the time. During 2003, the Bank paid a total of $ 132.5 million in dividends to Bancorp. The amount of retained earnings available for cash dividends as of December 31, 2003, is restricted to approximately $15.9 million under this regulation.

Capital Adequacy

Management seeks to retain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At year-end 2003, Tier 1 risk-based capital ratio of 9.95%, total risk-based capital ratio of 11.21%, and Tier 1 leverage capital ratio of 7.97%, continued to place the Company in the “well capitalized” category, which is defined as institutions with Tier 1 risk-based capital ratio equal to or greater than six percent, Tier 1 leverage capital ratio equal to or greater than five percent, and total risk-based capital ratio equal to or greater than ten percent. The comparable ratios for 2002 were Tier 1 risk-based capital ratio of 11.93%, total risk-based capital ratio of 13.01%, and Tier 1 leverage capital ratio of 10.11%.

During 2003, Cathay Real Estate Investment Trust, of which 100% of the common stock is owned by Cathay Bank, sold $4.4 million of its 7.0% Series A Non-Cumulative preferred stock to accredited investors. This preferred stock qualifies as Tier 1 capital under current regulatory guidelines.

A table displaying the Company’s and the Bank’s capital and leverage ratios at year-end 2003 and 2002 is included in Note 12 to the Consolidated Financial Statements.

Risk Elements of the Loan Portfolio

Non-performing Assets

Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, and other real estate owned. The Company’s policy is to place loans on non-accrual status if interest and principal or either interest or principal is past due 90 days or more, or in cases where management deems the full collection of principal and interest unlikely. After a loan is placed on non-accrual status, any unpaid interest is generally reversed against current income. Thereafter, any payment is generally first applied towards the principal balance. Depending on the circumstances, management may elect to continue the accrual of interest on certain past due loans if partial payment is received and/or the loan is well collateralized and in the process of collection. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

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

Our non-performing assets increased $32.0 million or 442.1% to $39.3 million at year-end 2003 compared to $7.2 million at year-end 2002. The increase was primarily due to the merger with GBC Bancorp, which had nonaccrual loans of $25.5 million as of the merger date, increases in accruing loans past due 90 days or more, and an increase in the Bank’s nonaccrual loans during the fourth quarter of 2003.

As a percentage of gross loans plus other real estate owned, our non-performing assets increased to 1.19% at year-end 2003 from 0.39% at year-end 2002. The non-performing loan coverage ratio, defined as the allowance for loan losses to non-performing loans, decreased to 169.28% at year-end 2003, from 372.31% at year-end 2002.

The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Accruing loans past due 90 days or more	$5,916	$2,468	$689	$589	$3,724
Non-accrual loans	32,959	4,124	7,238	14,696	13,696

Total non-performing loans	38,875	6,592	7,927	15,285	17,420

Real estate acquired in foreclosure	400	653	1,555	5,174	4,337

Total non-performing assets	$39,275	$7,245	$9,482	$20,459	$21,757

Troubled debt restructurings(1)	$5,808	$5,266	$4,474	$4,531	$4,581
Non-performing assets as a percentage of gross loans and other real estate owned at year-end	1.19%	0.39%	0.57%	1.39%	1.71%
Allowance for loan losses as a percentage of non-performing loans	169.28%	372.31%	302.42%	143.72%	111.95%

(1)	Troubled debt restructurings are accruing interest at their restructured terms.

The effect of non-accrual loans and troubled debt restructurings on interest income for the past five years is presented below:

	2003	2002	2001	2000	1999
	(In thousands)
Non-accrual Loans
Contractual interest due	$1,019	$321	$823	$1,408	$1,396
Interest recognized	624	34	96	627	234

Net interest foregone	$395	$287	$727	$781	$1,162

	2003	2002	2001	2000	1999
	(In thousands)
Troubled Debt Restructurings
Contractual interest due	$315	$338	$409	$422	$429
Interest recognized	262	258	370	407	414

Net interest foregone	$53	$80	$39	$15	$15

Non-accrual loans

Non-accrual loans were $33.0 million at year-end 2003 and $4.1 million at year-end 2002. Non-accrual loans at December 31, 2003, consisted mainly of thirty-four commercial loans totaling $25.3 million, one construction loan totaling $1.5 million, eleven commercial mortgage loans totaling $5.3 million, and five residential mortgage loans totaling $0.9 million. The comparable numbers for 2002 were $1.9 million in thirteen commercial loans, $1.7 million on one construction loan, $0.3 million in two commercial mortgage loans, and $0.3 million in three residential mortgage loans.

The following tables present the type of properties securing the loans and the type of businesses the borrowers engaged in under commercial mortgage and commercial non-accrual loan categories as of the dates indicated:

	December 31, 2003			December 31, 2002
	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other
	(In thousands)
Type of Collateral
Single/ multi-family residence	$799	$—	$—	$386	$117	$—
Commercial real estate	6,862	1,630	—	132	1,099	—
Land	—	—	—	1,658	425	—
UCC	—	19,664	—	—	278	—
Other	—	—	17	—	—	17
Unsecured	—	3,987	—	—	9	3

Total	$7,661	$25,281	$17	$2,176	$1,928	$20

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

	December 31, 2003			December 31, 2002
	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other
	(In thousands)
Type of Business
Real estate development	$3,656	$100	$—	$1,658	$96	$—
Wholesale/ Retail	2,525	3,295	—	—	1,557	—
Food/ Restaurant	—	996	—	—	13	—
Import/Export	1,300	20,890	—	—	127	—
Other	180	—	17	518	135	20

Total	$7,661	$25,281	$17	$2,176	$1,928	$20

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

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

Troubled debt restructurings, excluding those on non-accrual status, increased $0.5 million to $5.8 million at December 31, 2003, compared to $5.3 million at December 31, 2002. At December 31, 2003, those restructured loans were performing under their revised terms.

Impaired loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. We consider all classified and restructured loans in our evaluation of loan impairment. The classified loans are stratified by size, and loans less than our defined selection criteria are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. If the measurement of the impaired loan is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses.

We identified impaired loans with a recorded investment of $40.8 million at year-end 2003, compared to $19.6 million at year-end 2002. The average balance of impaired loans was $25.8 million in 2003 and $24.8 million in 2002. Interest collected on impaired loans totaled $2.7 million in 2003 and $1.2 million in 2002.

The following tables present a breakdown of impaired loans and the related allowances as of the dates indicated:

	At December 31, 2003			At December 31, 2002
	Recorded Investment	Allowance	Net Balance	Recorded Investment	Allowance	Net Balance
	(In thousands)
Commercial	$29,778	$6,149	$23,629	$3,883	$629	$3,254
Real Estate(1)	11,060	1,397	9,663	15,707	2,356	13,351
Other	—	—	—	1	1	—

Total	$40,838	$7,546	$33,292	$19,591	$2,986	$16,605

(1)	Real Estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

Loan Concentration

We experienced no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of December 31, 2003.

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

In addition, our Board of Directors has established a written loan policy that includes an effective loan review and control system to ensure that the Bank maintains an adequate allowance for loan losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and judge that it is adequate to absorb estimated losses in the loan portfolio. The determination of the amount of the allowance for loan losses and the provision for loan losses is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectibility when determining the appropriate level for the allowance for loan losses. The nature of the process by which the Bank determines the appropriate allowance for loan losses requires the exercise of considerable judgment. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Identified credit exposures that are determined to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for loan losses. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses in future periods. See “Factors That May Affect Future Results,” in this Annual Report on Form 10-K, for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

The following table sets forth the information relating to the allowance for loan losses, charge-offs, and recoveries for the past five years:

Allowance for Loan Losses

	Amount Outstanding as of December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of year	$24,543	$23,973	$21,967	$19,502	$15,970
Provision for loan losses	7,150	6,000	6,373	4,200	4,200
Charged-offs:
Commercial loans	(364)	(5,663)	(3,465)	(537)	(1,116)
Real estate loans	(485)	(163)	(1,080)	(1,066)	(388)
Installment loans and other loans	(7)	(150)	(118)	(302)	(227)

Total charged-off	(856)	(5,976)	(4,663)	(1,905)	(1,731)
Recoveries:
Commercial loans	799	242	196	74	761
Real estate loans	47	268	11	3	181
Installment loans and other loans	77	36	89	93	121

Total recoveries	923	546	296	170	1,063
Allowance from General Bank at merger date	34,048	—	—	—	—

Balance at end of year	$65,808	$24,543	$23,973	$21,967	$19,502

Average net loans outstanding during year ended	$2,192,869	$1,724,796	$1,519,548	$1,313,177	$1,088,578
Ratio of net charge-offs to average net loans outstanding during the year	N/A	0.31%	0.29%	0.13%	0.06%
Provision for loan losses to average net loans outstanding during the year	0.33%	0.35%	0.42%	0.32%	0.39%
Allowance to non-performing loans at year-end	169.28%	372.31%	302.42%	143.72%	111.95%
Allowance to gross loans at year-end	1.99%	1.31%	1.44%	1.50%	1.54%

Our	allowance for loan losses consists of the following:

•	Specific allowance: For impaired loans, we provide specific allowances based on an evaluation of impairment, and for each criticized loan, we allocate a portion of the general allowance to each loan based on a loss percentage assigned. The percentage assigned depends on a number of factors including loan classification, the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral, charge-off history, management’s knowledge of the portfolio and general economic conditions.

•	General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and by identifying risk characteristics that are common to the groups of loans. The allowance is provided to each segmented group based on the group’s historical loan loss experience, the trends in delinquency, and non-accrual, and other significant factors, such as national and local economy, trends and conditions, strength of management and loan staff, underwriting standards, and the concentration of credit. At December 31, 2003, the general allowance for loans originated by General Bank was determined based on the historical loss experience of General Bank adjusted for qualitative factors.

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

With these above methodologies, the specific allowance is for those loans internally classified and risk graded as Special Mention, Substandard, Doubtful, or Loss. Additionally, the Bank’s management allocates a specific allowance for “Impaired Credits,” in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

Allocation of Allowance for Loan Losses

	As of December 31,
	2003		2002		2001		2000		1999
	Amount	Percentage of Loans in each Category to Average Gross Loans	Amount	Percentage of Loans in each Category to Average Gross Loans	Amount	Percentage of Loans in each Category to Average Gross Loans	Amount	Percentage of Loans in each Category to Average Gross Loans	Amount	Percentage of Loans in each Category to Average Gross Loans
	(Dollar in thousands)
Type of Loans:
Commercial loans	$34,277	29.2%	$11,812	29.7%	$11,504	29.6%	$10,231	30.0%	$8,546	35.1%
Residential mortgage loans	1,090	10.7	1,466	13.3	2,181	14.9	808	15.6	1,743	18.1
Commercial mortgage loans	17,458	52.0	8,458	47.3	7,702	42.2	8,564	45.3	7,781	40.0
Real estate construction loans	12,899	7.6	2,610	8.8	2,386	11.7	1,855	7.1	843	4.3
Installment loans	61	0.5	181	0.9	197	1.6	380	2.0	464	2.4
Other loans	23	N/A	16	0.0	3	0.0	129	0.0	125	0.1

Total	$65,808	100.00%	$24,543	100.00%	$23,973	100.00%	$21,967	100.00%	$19,502	100.00%

The increase in the allowance allocated to commercial loans resulted from the merger with GBC Bancorp. Allowances have been allocated to a number of technology and asset based borrowers. Commercial loans also comprised 72.9% of impaired loans, 76.7% of nonaccrual loans and 59.2% of loans over 90 days still on accrual status at December 31, 2003.

Because no charge-offs have occurred in the residential mortgage segment over the last two years, management has reduced the allocation of the allowance allocated to this segment from $1.5 million at December 31, 2002 to $1.1 million at December 31, 2003.

The increase in the allowance allocated to commercial real estate mortgages resulted primarily from the merger with GBC Bancorp and an increase in criticized loans at the Bank. Loan losses have been nominal during the last three years in this category. Because of the increased volume in this loan segment coupled with a slow economic recovery, and an uncertain degree of impact on the real estate variables (such as appreciation, rate sensitivity, debt service capability, and long-term profitability) that drive these types of loans, management has increased the overall allowance in this segment from .9% in 2002 to 1.0% in 2003.

The allocated allowance for construction loans has increased from $2.6 million or 2.1% of December 31, 2002 construction loans to $12.9 million or 3.6% of December 31, 2003 construction loans. At December 31, 2003, $1.5 million of construction loans were on non-accrual status and $2.4 million were past due 90 days and still accruing interest. During 2003, gross charge-offs of construction loans were $0.4 million. A number of condominium construction loans in the state of Washington are experiencing slower than expected sales and a portion of the increase in the allocated allowance resulted from these loans. The higher experience reserve factors from GBC Bancorp’s loans also contributed to the increase in the allocated allowance for construction loans.

Allowances for other risks of probable loan losses that amounted to $3.3 million as of December 31, 2003, compared to $2.1 million as of December 31, 2002, have been included in the allocations above. The components of the other risks that have a potential of affecting the Bank’s portfolio are comprised of two basic elements. First, the Bank has set aside funds to cover the risk factors of a continued slow recovery from the last recession. The second component of other portfolio risk is the potential errors in loan classification and review methodologies. Based on these two above components of other risks, management has increased the allocation of the allowance. Also, see “Factors That May Affect Future Results,” in this Annual Report on Form 10-K, for additional factors that could cause actual results to differ materially from forward-looking statements, or historical performance.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased and securities sold under agreements to repurchase and advances from FHLB. At year-end 2003, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) increased slightly to 32.9%, compared to 29.1% at year-end 2002.

To supplement its liquidity needs, the Bank maintains a total credit line of $82.5 million for federal funds with three correspondent banks, and master agreements with seven brokerage firms whereby up to $350.0 million would be available through the sale of securities subject to repurchase. The Bank is also a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2003, the Bank had a approved credit line with the FHLB of San Francisco totaling $799.4 million. The total credit outstanding with the FHLB of San Francisco at December 31, 2003, was $258.3 million. These advances are non-callable and bear fixed interest rates, with $238.3 million maturing in 2004 and $20.0 million maturing in 2005. These borrowings are secured by residential mortgages and securities. See Note 9 to the Consolidated Financial Statements.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell and securities available-for-sale. At December 31, 2003, such assets at fair value totaled $1.79 billion, with $650 million pledged as collateral for borrowings and other commitments. The remaining $1.14 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

We had a significant portion of our time deposits maturing within one year or less as of December 31, 2003. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity for the next twelve months to the Bank to meet its daily operating needs.

Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank and proceeds from the issuance of Bancorp common stock by means of the Dividend Reinvestment Plan and exercise of stock options. Dividends paid to Bancorp by the Bank are subject to regulatory limitations. The business activities of Bancorp consist primarily of the operation of the Bank with limited activities in other investments. Management believes Bancorp’s liquidity generated from its prevailing sources is sufficient to meet its operational needs.

Also, see Note 13 Commitments and Contingencies of the Notes to Consolidated Financial Statements, in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event leaves the company little or no discretion to avoid transferring or using the assets in the future. Previous accounting guidance was provided by the Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material impact on the Company’s results of operations or financial condition.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The Company adopted the fair value method of accounting for stock options prospectively on January 1, 2003. See “Stock-Based Compensation,” in the Notes to the Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of this Interpretation had no impact on the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). This Interpretation addresses the consolidation by business enterprises of variable interest entities (“VIE”) as defined in the Interpretation. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship, or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interests in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003. However, subsequent revisions to the interpretation deferred the implementation date of FIN 46 until the first period ending after December 15, 2003.

The Company adopted FIN 46, as revised, in connection with its consolidated financial statements for the year ended December 31, 2003. The implementation of FIN 46 required the Company to de-consolidate its investments in Cathay Capital Trust I, Cathay Statutory Trust I and Cathay Capital Trust II and to consolidate the Company’s ownership in four limited partnerships formed for the purpose of investing in affordable housing projects, which qualify for federal low-income housing tax credits and/or California tax credits. The consolidation of the four affordable housing limited partnerships increased total assets and liabilities by $9.0 million but had no impact on net income.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments that are within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company adopted SFAS No. 150 in the third quarter of 2003. The adoption did not have a material impact on the Company’s financial statements.

Factors That May Affect Future Results

If we are unable to successfully integrate the business of GBC Bancorp into ours, the business and earnings of the company may be negatively affected.

Although the merger with GBC was completed in October 2003, our integration efforts continue. We cannot assure you that we will be able to integrate the operations of GBC Bancorp without encountering difficulties, including the loss of key employees and customers, the disruption of our ongoing businesses and possible inconsistencies in corporate standards, controls, procedures and policies. The integration will be a complex, time-consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. If we have difficulties with the integration, we might not achieve the economic benefits and cost savings we expect to result from the merger, and this would likely hurt our business and financial results. In addition, we may experience greater than expected costs or difficulties relating to the integration of GBC Bancorp or may not realize the cost savings we expect to result from the merger within the expected time frame.

The allowance for loan losses is an estimate of estimable and probable loan losses. Actual loan losses in excess of the estimate could adversely affect our net income and capital.

The allowance for loan losses is based on management’s estimate of the estimable and probable losses from our loan portfolio. If actual losses exceed the estimate, the excess losses could adversely affect our net income and capital. Such excess could also lead to larger allowances for loan losses in future periods, which could in turn adversely affect net income and capital in those periods. We believe that the allowance for loan losses at December 31, 2003, is adequate to cover estimable and probable losses from its loan portfolio as of that date. If economic conditions differ substantially from the assumptions used in the estimate or adverse developments arise with respect to our loans, future losses may occur, and increases in the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance. These agencies may require us to establish additional allowances based on their judgment of the information available at the time of their examinations. No assurance can be given that we will not sustain loan losses in excess of present or future levels of the allowance for loan losses.

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

Inflation and deflation may adversely affect our financial performance.

The consolidated financial statements and related financial data presented in this report have been prepared in accordance with accounting principles generally accepted in the United States. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation or deflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Conversely, deflation will tend to erode collateral values and diminish loan quality. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

As we expand our business outside of California markets, we will encounter risks that could adversely affect us.

We primarily operate in California markets with a concentration of Chinese-American individuals and businesses; however, one of our strategies is to expand beyond California into other domestic markets that have concentrations of Chinese-American individuals and businesses. In the course of this expansion, we will encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased operational difficulties arising from, among other things, our ability to attract sufficient business in new markets, to manage operations in noncontiguous market areas, and to anticipate events or differences in markets in which we have no current experience.

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

Our financial results could be adversely affected by changes in California tax law and changes in its interpretation relating to registered investment companies and real estate investment trusts.

Our effective income tax rate was lower in 2002 and 2001 than in 2003 due in large part to income tax benefits derived from a registered investment company subsidiary of the Bank. We had relied on the California tax law related to registered investment companies and on an outside tax opinion in creating this subsidiary. In the fourth quarter of 2003, a change in that law was enacted by the California Legislature, which would deny such tax benefits from and after January 1, 2003. On December 31, 2003, the California Franchise Tax Board (FTB) announced its position that certain tax deductions related to regulated investment companies as well as real estate investment trusts prior to January 1, 2003 would also be disallowed.

In December, 2002, we decided to deregister the registered investment company and, in February, 2003, we completed such deregistration. In addition, in the fourth quarter of 2003, the Company reversed the net state tax benefits recorded in the first three quarters of 2003 relating to the real estate investment trust (REIT) that it formed as a subsidiary of the Bank during 2003. The Company did not record any tax benefits relating to the REIT in the fourth quarter of 2003 and does not expect to record any such benefits in 2004.

The Company believes that the tax benefits recorded in the three prior years with respect to the RIC were appropriate and fully defensible under the California law in effect at the time the deductions were taken. As such, we have not deemed it necessary to establish any additional reserves for past tax benefits at this time. If, however, the FTB position were to be upheld, the Company would be obligated to repay these tax benefits, together with interest and penalties.

Adverse economic conditions in California and other regions where the bank has operations could cause us to incur losses.

Our banking operations are concentrated primarily in Southern and Northern California, and secondarily in New York, Texas, Massachusetts, and Washington. Adverse economic conditions in these regions, such as the current California budget deficit and its impact could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, and erode the value of loan collateral. These events could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us.

Real estate securing our lending activities is also principally located in Southern and Northern California, and to a lesser extent, in New York, Texas, Massachusetts, and Washington. The value of such collateral depends upon conditions in the relevant real estate markets. These include general or local economic conditions and neighborhood characteristics, real estate tax rates, the cost of operating the properties, governmental regulations and fiscal policies, acts of nature including earthquakes, flood and hurricanes (which may result in uninsured losses), and other factors beyond our control.

The risks inherent in construction lending may adversely affect our net income.

As a result of the merger with GBC Bancorp, the Company has a higher proportion of real estate construction loans than it did before the merger. The risk inherent in construction lending may adversely affect our net income. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because such properties have no operating history. In these loans, loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to completion of construction, and the estimated operating cash flow to be generated by the completed project. There is no assurance that such properties will be sold or leased so as to generate the cash flow anticipated by the borrower. Such consideration can affect the borrowers’ ability to repay their obligations to us and the value of our security interest in collateral.

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

We are regulated by significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of our stockholders. In the past, our business has been materially affected by such regulation and supervision. This trend is likely to continue in the future. Laws, regulations, or policies currently affecting us may change at any time. Regulatory authorities may also change their interpretation of existing laws and regulations. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. It is impossible to predict the competitive impact that any such changes would have on commercial banking in general or on our business in particular.

Adverse economic conditions in Asia could adversely affect our business.

It is difficult to predict the behavior of the Asian economy. U.S. economic policies, military tensions, and an unfavorable global economic condition may adversely impact the Asian economy. If the Asian economic conditions deteriorate, we could be exposed to economic and transfer risk, and could experience an outflow of deposits by our Asian-American customers. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with or loans made to such entities. Adverse economic conditions may also negatively impact asset values and the profitability and liquidity of companies operating in this region.

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

As we continue to offer internet banking and other on-line services to our customers, and continue to expand our existing conventional banking services, we will need to adapt our information technology systems to handle these changes in a way that meets constantly changing industry standards. This can be very expensive and may require significant capital expenditures. In addition, our success will depend, among other things, on our ability to provide secure and reliable services, anticipate changes in technology, and efficiently develop and introduce services that are accepted by our customers and cost effective for us to provide. Systems failures, delays, breaches of confidentiality and other problems could harm our reputation and business.

Certain provisions of our charter, bylaws, and rights agreement could make the acquisition of our company more difficult.

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

Terrorist attacks could adversely affect us.

Any terrorist attacks and responses to such activities could adversely affect the Company in a number of ways, including, among others, an increase in delinquencies, bankruptcies or defaults that could result in a higher level of non-performing assets, net charge-offs, and provision for loan losses.

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

The interest rate sensitivity analysis details the expected maturity and repricing opportunities, mismatch or sensitivity gap between interest-earning assets and interest-bearing liabilities over a specified time frame. A positive gap exists when rate sensitive assets which reprice over a given time period exceed rate sensitive liabilities. During periods of increasing interest rates, net interest margin may be enhanced with a positive gap. A negative gap exists when rate sensitive liabilities which reprice over a given time period exceed rate sensitive assets. During periods of rising interest rates, net interest margin may be impaired with a negative gap.

The following table indicates the maturity or repricing and rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2003. Our exposure, as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods based on certain assumptions. The interest rate sensitivity of our assets and liabilities presented in the table may vary if different assumptions were used or if actual experience differs from the assumptions used. As reflected in the table below, we were asset sensitive with a cumulative gap ratio of a positive 26.0% within three months and 3.1% within one year at year-end 2003, compared with 29.0% within three months and 4.4% within one year at year-end 2002.

Interest Rate Sensitivity

	December 31, 2003 Interest Rate Sensitivity Period
	Within 3 Months	Over 3 Month to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Non-Interest Sensitive	Total
	(Dollars in thousands)
Interest-Earning Assets:
Cash and due from banks	$2,940	$—	$—	$—	$108,759	$111,699
Federal funds sold	82,000	—	—	—	—	82,000
Securities available-for-sale	176,686	33,122	332,845	1,165,309	—	1,707,962
Loans receivable
Commercial loans	853,719	44,673	16,589	14,217	—	929,198
Residential mortgage loans	83,665	72	7,469	171,674	—	262,880
Commercial mortgage loans	1,313,337	14,413	163,799	219,703	—	1,711,252
Real estate construction loans	357,412	469	—	—	—	357,881
Installment loans	3,178	3,365	4,809	85	—	11,437
Other loans	814	—	—	—	—	814

Total loans, gross (1)	2,612,125	62,992	192,666	405,679	—	3,273,462

Non-interest-earning assets, net	—	—	—	—	366,792	366,792

Total assets	$2,873,751	$96,114	$525,511	$1,570,988	$475,551	$5,541,915

Interest-bearing Liabilities
Deposits:
Demand	$—	$—	$—	$—	$633,556	$633,556
Money market and NOW (2)	52,562	158,088	381,465	345,202	—	937,317
Savings (2)	17,586	89,069	198,088	120,333	—	425,076
TCDs under $100	290,066	235,490	33,749	—	—	559,305
TCDs $100 and over	827,538	778,260	267,029	—	—	1,872,827

Total deposits	1,187,752	1,260,907	880,331	465,535	633,556	4,428,081

Securities sold under agreements to repurchase	28,500	10,000	44,000	—	—	82,500
Advances from Federal Home Loan Bank	144,908	93,405	20,000	—	—	258,313
Other borrowings	20,000	—	—	7,622	—	27,622
Junior subordinated debt	53,856	—	—	—	—	53,856
Non-interest-bearing other liabilities	—	—	—	—	72,247	72,247
Stockholders’ equity	—	—	—	—	619,296	619,296

Total liabilities and stockholders’ equity	$1,435,016	$1,364,312	$944,331	$473,157	$1,325,099	$5,541,915

Interest sensitivity gap	$1,438,735	$(1,268,198)	$(418,820)	$1,097,831	$(849,548)
Cumulative interest sensitivity gap	$1,438,735	$170,537	$(248,283)	$849,548	$—
Gap ratio (% of total assets)	25.96%	(22.88)%	(7.56)%	19.81%	(15.33)%
Cumulative gap ratio	25.96%	3.08%	(4.48)%	15.33%	—%

(1)	Non-accrual loans are included in non-earning assets. Adjustable loans are included in the “within three months” category, as they are subject to an interest adjustment depending upon terms on the loan.
(2)	The Company’s own historical experience and decay factors are used to estimate the money market and NOW and the savings deposit runoff.

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

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At December 31, 2003, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 6.6%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 15.7%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 4.0%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 8.0%.

The Company’s simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level to value the net economic value of our portfolio of assets and liabilities in our policy to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2003, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net economic value of our portfolio of assets and liabilities would decrease by 7.3%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net economic value of our assets and liabilities would decrease by 1.9%.

Quantitative Information About Interest Rate Risk

The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments’ fair values at December 31, 2003, and 2002. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

								December 31,
	Average Interest Rate	Expected Maturity Date at December 31,						2003		2002
		2004	2005	2006	2007	2008	Thereafter	Total	Fair Value	Total	Fair Value
	(Dollars in thousands)
Interest-Sensitive Assets:
Federal funds sold and securities purchased under agreement to resell	0.84%	$82,000	$—	$—	$—	$—	$—	$82,000	$82,000	$19,000	$19,000
Mortgage-backed securities and collateralized mortgage obligation	4.88	56	—	1,259	1,487	14,195	1,149,481	1,166,478	1,166,478	241,184	246,019
Investment securities	4.24	88,469	15,471	115,784	123,897	60,753	137,110	541,484	541,484	472,102	485,597
Net loans receivable
Commercial	4.53	686,267	56,620	32,675	19,149	23,630	103,741	922,082	922,078	551,380	552,070
Residential mortgage	5.44	72	1,333	405	1,102	4,488	254,020	261,420	267,321	229,349	239,157
Commercial mortgage	5.42	228,982	80,570	119,558	127,292	193,607	940,395	1,690,404	1,702,047	931,985	944,882
Real estate construction	5.37	306,206	37,840	—	—	—	—	344,046	344,045	119,544	119,784
Installment & others	5.03	7,063	2,002	1,869	516	267	82	11,799	11,868	15,820	15,847
Interest rate swap	—	—	1,688	—	—	—	—	1,688	1,688	2,568	2,568
Interest-Sensitive Liabilities:
Other interest-bearing deposits .	0.35	317,305	191,416	164,074	119,564	104,498	465,535	1,362,392	1,362,392	599,891	599,912
Time deposits	1.59	2,116,923	240,050	74,023	509	179	448	2,432,132	2,438,335	1,411,924	1,419,816
Securities sold under agreements to repurchase	2.71	38,500	15,000	16,000	13,000	—	—	82,500	82,926	28,500	28,939
Advances from the Federal Home Loan Bank	1.68	238,313	20,000	—	—	—	—	258,313	260,532	50,000	52,364
Other borrowings	2.56	20,000	—	—	—	—	7,622	27,622	27,636	—	—
Junior subordinated notes	4.15	—	—	—	—	—	53,856	53,856	54,126	—	—
Off-Balance Sheet Financial Instruments:
Commitments to extend credit		640,088	107,449	17,554	180	165,234	109,444	1,039,949	(2,043)	725,024	(424)
Standby letters of credit		42,558	411	6,005	136	8,333	—	57,443	(296)	15,229	(54)
Other letters of credit		81,175	—	—	—	—	—	81,175	(227)	36,667	(196)
Bill of lading guarantees		818	—	—	—	—	—	818	—	—	—

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

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 149.   SFAS No. 133 establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the Company’s statement of financial condition and measurement of those financial derivatives at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge.

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

On March 21, 2000, we entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at December 31, 2003, was approximately five quarters. At December 31, 2003, the fair value of the interest rate swap was $1.4 million, exclusive of accrued interest, or $0.8 million net of tax, compared to $2.3 million, exclusive of accrued interest, or $1.3 million net of tax, at December 31, 2002. For the twelve months ended December 31, 2003, net amounts totaling $1.2 million were reclassified into earnings. The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to reclassify into earnings within the next 12 months is approximately $1.2 million.

Item 8. Financial Statements and Supplementary Data

For financial statements, see “Index to Consolidated Financial Statements” on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Bancorp’s principal executive officer and principal financial officer have evaluated the effectiveness of Bancorp’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation, the principal executive officer and principal financial officer have concluded that Bancorp’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Bancorp in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Bancorp in such reports is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in Bancorp’s internal controls or in other factors that could significantly affect these controls subsequent to the date the principal executive officer and principal financial officer completed their evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information under the captions “Election of Directors, “Audit Committee,” and “Nomination Committee” in our definitive Proxy Statement relating to our 2004 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of Registrant.” The term of office of each officer is from the time of appointment until the next annual organizational meeting of the Board of Directors of Bancorp or the Bank (or action in lieu of a meeting) and until the appointment of his or her successor unless, before that time, the officer resigns or is removed or is otherwise disqualified from serving as an officer of Bancorp or the Bank.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions known as the Code of Ethics for Senior Financial Officers. Any person so desiring may request a free copy of the Code of Ethics for Senior Financial Officers by written request directed to Cathay General Bancorp, 777 N. Broadway, Los Angeles, CA 90012, Attention: Investor Relations.

If the Company makes any substantive amendments to its Code of Ethics for Senior Financial Officers or grants any waiver, including any implicit waiver, from a provision of the code to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, it will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 11. Executive Compensation

The information under the captions “Compensation of Directors”, “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” in our Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information set forth under the captions “ Security Ownership Of Certain Beneficial Owners And Management,” “Equity Compensation Plan Information,” and “Election of Directors” in our Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information under the captions “Election of Directors” and “Certain Transactions” in our Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fee and Services

The information under the caption “Professional Services Provided by Independent Auditors” in our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Documents Filed as Part of this Report

(a)(1) Financial Statements

See Index to Consolidated Financial Statements on page F-1.

(a)(2) Financial Statement Schedules

Schedules have been omitted since they are not applicable, they are not required, or the information required to be set forth in the schedules is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits

3.1	Restated Certificate of Incorporation.

3.1.1	Amendment to Restated Certificate of Incorporation.

3.2	Restated Bylaws.

3.2.1	Amendment to Restated Bylaws.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

4.1	Rights Agreement. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp’s Registration Statement on Form 8-A on December 20, 2000 and incorporated herein by reference.

10.1	Form of Indemnity Agreements between Bancorp and its directors and certain officers. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

10.2	Amended and Restated Cathay Bank Employee Stock Ownership Plan effective January 1, 1997. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.2.1	Amendment No. 1 effective January 1, 2002 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan.

10.2.2	Amendment No. 2 effective January 1, 2004 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan.

10.2.3	Amendment No. 3 effective January 1, 2003 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan.

10.3	Dividend Reinvestment Plan of Bancorp. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

10.4	Equity Incentive Plan of Bancorp. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.*

10.4.1	First Amendment to Cathay Bancorp, Inc. Equity Incentive Plan. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.*

10.5	GBC Bancorp 1999 Employee Stock Incentive Plan. Previously filed with the Securities and Exchange Commission as an exhibit to Form S-8 Registration Statement No. 333-95381 filed by GBC Bancorp on January 26, 2000 and incorporated herein by this reference.

22.1	Subsidiaries of Bancorp.

23.1	Consent of Independent Auditors.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan

(b) Reports on Form 8-K :

(i) A Form 8-K, was filed on October 6, 2003, reporting under Item 5 and Item 7 that, on October 3, 2003, Cathay Bancorp, Inc. and GBC Bancorp jointly issued a press release announcing the extension of the election deadline for shareholders of GBC Bancorp; the merger approval from Federal Deposit Insurance Corporation between Cathay Bank and General Bank; and designating three current directors of GBC Bancorp by Cathay Bancorp, Inc. to join the Cathay General Bancorp board immediately following the completion of the merger.

(ii) A Form 8-K, was filed on October 16, 2003, reporting under Item 7 and Item 12 that, on October 15, 2003, Cathay Bancorp, Inc. announced in a press release its financial results for the quarter ended September 30, 2003.

(iii) A Form 8-K, was filed on October 21, 2003, reporting under Item 2, Item 5, and Item 7 that, on October 20, 2003, Cathay General Bancorp issued a press release announcing the completion of the merger between Cathay Bancorp, Inc. and GBC Bancorp.

(iv) A Form 8-K, was filed on November 14, 2003, reporting under Item 5 that, on November 10, 2004, Cathay General Bancorp announced a redemption of the entire $40,000,000 aggregate principle amount of the 8.375% Subordinated Notes originally issued by GBC Bancorp.

(v) A Form 8-K, was filed on November 20, 2003, reporting under Item 5 that, on November 18, 2003, Cathay General Bancorp announced the resignation of Dr. Ralph Roy Buon-Cristiani as a director of Cathay General Bancorp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cathay General Bancorp

By:	/s/ DUNSON K. CHENG
Dunson K. Cheng Chairman, President and Chief Executive Officer

Date: March 11, 2004

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dunson K. Cheng and Heng W. Chen, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DUNSON K. CHENG Dunson K. Cheng	President, Chairman of the Board and Director (principal executive officer)	March 11, 2004

/s/ HENG W. CHEN Heng W. Chen	Executive Vice President, Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)	March 11, 2004

/s/ PETER WU Peter Wu	Executive Vice Chairman/Chief Operating Officer and Director	March 11, 2004

/s/ ANTHONY M. TANG Anthony M. Tang	Executive Vice President and Director	March 11, 2004

/s/ KELLY L. CHAN Kelly L. Chan	Director	March 11, 2004

/s/ MICHAEL M.Y. CHANG Michael M.Y. Chang	Director	March 11, 2004

/s/ GEORGE T.M. CHING George T.M. Ching	Director	March 11, 2004

Signature	Title	Date

/s/ THOMAS C.T. CHIU Thomas C.T. Chiu	Director	March 11, 2004

/s/ WING K. FAT Wing K. Fat	Director	March 11, 2004

/s/ PATRICK S.D. LEE Patrick S.D. Lee	Director	March 11, 2004

/s/ TING LIU Ting Liu	Director	March 11, 2004

/s/ JOSEPH C.H. POON Joseph C.H. Poon	Director	March 11, 2004

/s/ THOMAS G. TARTAGLIA Thomas G. Tartaglia	Director	March 11, 2004

/s/ WILBUR K. WOO Wilbur K. Woo	Director	March 11, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Independent Auditors’ Report	F-2

Consolidated Statements of Condition at December 31, 2003 and 2002	F-3

Consolidated Statements of Income and Comprehensive Income for each of the years ended December 31, 2003, 2002 and 2001	F-4

Consolidated Statements of Changes in Stockholders’ Equity for each of the years ended December 31, 2003, 2002 and 2001	F-5

Consolidated Statements of Cash Flows for each of the years ended December 31, 2003, 2002 and 2001	F-6

Notes to Consolidated Financial Statements	F-8

Parent-only condensed financial information of Cathay General Bancorp is included in Note 17 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F-37

INDEPENDENT AUDITORS’ REPORT

The Stockholders and the Board of Directors of Cathay General Bancorp:

We have audited the accompanying consolidated statements of condition of Cathay General Bancorp and its subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cathay General Bancorp and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

/s/KPMG LLP

Los Angeles, California

March 5, 2004

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	As of December 31,
	2003	2002
	(In thousands, except shares and per share data)
ASSETS
Cash and due from banks	$111,699	$70,777
Federal funds sold and securities purchased under agreements to resell	82,000	19,000

Cash and cash equivalents	193,699	89,777
Securities available-for-sale (amortized cost of $1,692,780 in 2003 and $244,301 in 2002)	1,707,962	253,834
Securities held-to-maturity (estimated fair value of $477,782 in 2002)	—	459,452
Loans	3,306,421	1,877,227
Less: Allowance for loan losses	(65,808)	(24,543)
Unamortized deferred loan fees	(10,862)	(4,606)

Loans, net	3,229,751	1,848,078
Other real estate owned, net	400	653
Investments in affordable housing, net	32,977	21,678
Premises and equipment, net	35,624	29,788
Customers’ liability on acceptances	11,731	10,608
Accrued interest receivable	21,553	14,453
Goodwill	241,728	6,552
Other intangible assets	52,730	2,265
Other assets	13,760	16,860

Total assets	$5,541,915	$2,753,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$633,556	$302,828
Interest-bearing accounts:
NOW accounts	279,679	148,085
Money market accounts	657,638	161,580
Savings accounts	425,076	290,226
Time deposits under $100	559,305	425,138
Time deposits of $100 or more	1,872,827	986,786

Total deposits	4,428,081	2,314,643
Securities sold under agreements to repurchase	82,500	28,500
Advances from the Federal Home Loan Bank	258,313	50,000
Other borrowings	27,622	—
Minority interest in consolidated subsidiary	4,412	—
Junior subordinated notes	53,856	—
Acceptances outstanding	11,731	10,608
Other liabilities	56,104	62,286

Total liabilities	4,922,619	2,466,037
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 25,124,001 issued and 24,804,091 outstanding in 2003, and 18,305,255 issued and 17,999,955 outstanding in 2002.	251	183
Treasury stock, at cost (319,910 shares in 2003, and 305,300 shares in 2002)	(8,810)	(8,287)
Additional paid-in-capital	365,272	70,857
Unearned compensation	(10,834)	—
Accumulated other comprehensive income, net	9,444	6,719
Retained earnings	263,973	218,489

Total stockholders’ equity	619,296	287,961

Total liabilities and stockholders’ equity	$5,541,915	$2,753,998

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except share and per share data)
INTEREST INCOME
Interest on loans	$124,031	$107,693	$120,591
Interest on securities available-for-sale	33,299	14,847	13,762
Interest on securities held-to-maturity	9,468	20,676	23,627
Interest on federal funds sold and securities purchased under agreements to resell	416	813	1,316
Interest on deposits with banks	53	32	56

Total interest income	167,267	144,061	159,352
INTEREST EXPENSE
Time deposits of $100 or more	21,808	23,351	40,005
Other deposits	11,166	13,388	23,859
Other borrowed funds	7,174	3,181	2,289

Total interest expense	40,148	39,920	66,153

Net interest income before provision for loan losses	127,119	104,141	93,199
Provision for loan losses	7,150	6,000	6,373

Net interest income after provision for loan losses	119,969	98,141	86,826

NON-INTEREST INCOME
Securities gains	9,890	1,926	2,157
Letters of credit commissions	2,395	1,947	2,152
Depository service fees	5,940	5,755	5,097
Other operating income	4,768	6,543	5,373

Total non-interest income	22,993	16,171	14,779

NON-INTEREST EXPENSE
Salaries and employee benefits	32,029	25,716	23,689
Occupancy expense	4,728	3,730	3,422
Computer and equipment expense	3,918	3,225	2,928
Professional services expense	4,040	4,036	5,395
FDIC and State assessments	660	501	475
Marketing expense	1,638	1,405	1,449
Other real estate owned (income)	429	(349)	(3,589)
Operations of investments in affordable housing	2,663	2,038	2,257
Amortization of core deposit intangibles	1,180	198	203
Other operating expense	3,855	2,817	3,936

Total non-interest expense	55,140	43,317	40,165
Income before income tax expense	87,822	70,995	61,440
Income tax expense	32,250	22,295	18,820

Net income	55,572	48,700	42,620

Other comprehensive income, net of tax:
Unrealized holding gains arising during the year	9,278	3,290	2,408
Cumulative adjustment upon adoption of SFAS No. 133	—	—	566
Unrealized gains/(losses) on cash flow hedge derivatives	(549)	326	303
Less: reclassification adjustments included in net income	6,004	1,960	517

Total other comprehensive income, net of tax	2,725	1,656	2,760

Total comprehensive income	$58,297	$50,356	$45,380

Net income per common share
Basic	$2.87	$2.71	$2.35
Diluted	$2.85	$2.69	$2.35
Basic average common shares outstanding	19,356,864	17,991,333	18,107,790
Diluted average common shares outstanding	19,517,808	18,115,119	18,165,260

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

for the Years Ended December 31, 2003, 2002, and 2001

(In thousands, except number of shares)

	Common Stock		Additional Paid- In-Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at December 31, 2000	18,148,730	$181	$66,275	$—	$2,303	$146,028	$—	$214,787

Issuances of common stock — Dividend Reinvestment Plan	69,314	1	1,810	—	—	—	—	1,811
Stock options exercised	17,494	—	347	—	—	—	—	347
Tax benefits from stock plans	—	—	85	—	—	—	—	85
Purchases of treasury stock	(277,800)	—	—	—	—	—	(7,342)	(7,342)
Cash dividends of $0.500 per share	—	—	—	—	—	(9,057)	—	(9,057)
Change in other comprehensive income	—	—	—	—	2,760	—	—	2,760
Net income	—	—	—	—	—	42,620	—	42,620

Balance at December 31, 2001	17,957,738	182	68,517	—	5,063	179,591	(7,342)	246,011

Issuances of common stock — Dividend Reinvestment Plan	54,515	1	1,897	—	—	—	—	1,898
Stock options exercised	15,202	—	294	—	—	—	—	294
Tax benefit from stock plans	—	—	149	—	—	—	—	149
Purchases of treasury stock	(27,500)	—	—	—	—	—	(945)	(945)
Cash dividends of $0.545 per share	—	—	—	—	—	(9,802)	—	(9,802)
Change in other comprehensive income	—	—	—	—	1,656	—	—	1,656
Net income	—	—	—	—	—	48,700	—	48,700

Balance at December 31, 2002	17,999,955	183	70,857	—	6,719	218,489	(8,287)	287,961

Issuances of common stock — Dividend Reinvestment Plan	65,345	1	2,673	—	—	—	—	2,674
Stock options exercised	3,548	—	80	—	—	—	—	80
Tax benefits from stock options	—	—	38	—	—	—	—	38
Unearned compensation for grants of stock options	—	—	11,148	(11,148)	—	—	—	—
Equity consideration for GBC merger	6,749,853	67	280,476	(256)	—	—	—	280,287
Stock-based compensation	—	—	—	570	—	—	—	570
Purchases of treasury stock	(14,610)	—	—	—	—	—	(523)	(523)
Cash dividends of $0.560 per share	—	—	—	—	—	(10,088)	—	(10,088)
Change in other comprehensive income	—	—	—	—	2,725	—	—	2,725
Net income	—	—	—	—	—	55,572	—	55,572

Balance at December 31, 2003	24,804,091	$251	$365,272	$(10,834)	$9,444	$263,973	$(8,810)	$619,296

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Cash Flows from Operating Activities

Net income	$55,572	$48,700	$42,620
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,150	6,000	6,373
Provision for losses on other real estate owned	253	—	—
Deferred tax (benefit) liability	(5,687)	(1,087)	(2,361)
Depreciation	1,931	1,596	1,472
Net gains on sale of loans	(553)	(433)	—
Proceeds from sale of loans	10,831	15,347	—
Net gain on sale of other real estate owned	—	(395)	(3,376)
Write-downs on venture capital investment	475	341	65
Gain on sales and calls of securities	(10,365)	(2,267)	(2,222)
Other non-cash interest	(1,186)	—	—
Amortization of security premiums, net	7,464	773	575
Amortization of intangibles	1,215	198	864
Tax benefits from stock options	38	149	85
Stock based compensation expense	570	—	—
Increase/(decrease) in deferred loan fees, net	766	706	(239)
Decrease in accrued interest receivable	3,722	92	1,088
(Increase)/decrease in other assets, net	10,077	(4,780)	2,200
Increase/(decrease) in other liabilities	(71,910)	43,461	2,840

Net cash provided by operating activities	10,363	108,401	49,984

Cash Flows from Investing Activities

Purchase of investment securities available-for-sale	(267,228)	(232,361)	(952,258)
Proceeds from maturity and call of investment securities available-for-sale	109,930	221,792	865,867
Purchase of mortgage-backed securities available-for-sale	(309,107)	—	—
Proceeds from sale of investment securities available-for-sale	369,580	22,036	22,179
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	178,582	4,425	8,421
Purchases of investment securities held-to-maturity	(3,469)	(36,103)	(82,313)
Proceeds from maturity and call of investment securities held-to-maturity	32,591	13,226	60,295
Purchases of mortgage-backed securities held-to-maturity	(34,645)	(140,958)	(40,052)
Proceeds from repayment of mortgage-backed securities held-to-maturity	52,051	66,980	63,155
Net increase in loans	(257,979)	(230,073)	(204,516)
Purchase of premises and equipment	(2,333)	(1,981)	(1,152)
Proceeds from sale of other real estate owned	—	1,704	6,995
Net increase in investments in affordable housing	(981)	(3,951)	(379)
Acquisition of GBC, net of cash acquired	(61,598)	—	—

Net cash used in investing activities	(194,606)	(315,264)	(253,758)

Cash Flows from Financing Activities

Net increase in demand deposits, NOW accounts, money market and savings deposits	249,106	117,514	86,187
Net (decrease)/increase in time deposits	(23,372)	74,781	159,714
Net (decrease)/increase in federal funds purchased and securities sold under agreements to repurchase	52,500	6,386	(46,059)
Net increase/(decrease) in advances from Federal Home Loan Bank	(20,400)	20,000	20,000
Cash dividends	(10,088)	(9,802)	(9,057)
Issuance of preferred stock of subsidiary	4,412	—	—
Issuance of Junior Subordinated Notes	53,825	—	—
Proceeds from other borrowings	20,000	—	—
Repayment of subordinated debt	(40,049)	—	—
Proceeds from shares issued to Dividend Reinvestment Plan	2,674	1,898	1,811
Process from exercise of stock options	80	294	347
Purchase of treasury stock	(523)	(945)	(7,342)

Net cash provided by financing activities	288,165	210,126	205,601

Increase in cash and cash equivalents	103,922	3,263	1,827
Cash and cash equivalents, beginning of the year	89,777	86,514	84,687

Cash and cash equivalents, end of the year	$193,699	$89,777	$86,514

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$38,079	$40,440	$68,020
Income taxes	$53,512	$17,046	$5,561
Non-cash investing and financing activities:
Transfer from investment securities held-to-maturity to available-for-sale at fair value	$412,122	$10,964	$11,722
Net change in unrealized holding gain on securities available-for-sale, net of tax	$3,274	$1,330	$1,891
Cumulative adjustment upon adoption of SFAS No. 133, net of tax	$—	$—	$566
Net change in unrealized gains on cash flow hedge derivatives, net of tax	$(549)	$326	$303
Transfers to other real estate owned	$—	$407	$1,057
Loans to facilitate the sale of other real estate owned	$—	$—	$5,400

Supplemental Disclosure for Acquisition of GBC Bancorp:
Cash and cash equivalents	$92,720	—	—
Securities available-for-sale	1,115,466	—	—
Loans, net	1,141,711	—	—
Premises and equipment	5,434	—	—
Goodwill	235,176	—	—
Core deposit intangibles	51,456	—	—
Other assets	19,619	—	—

Total assets acquired	$2,661,582	—	—

Deposits	1,888,380	—	—
Advances from Federal Home Loan Bank	229,657	—	—
Subordinated debt	40,049	—	—
Other liabilities	60,809	—	—

Total liabilities assumed	$2,218,895	—	—

Unearned compensation	256	—	—

Net assets acquired	$442,943	—	—

Cash paid	$154,318	—	—
Liability for consideration to be paid to former GBC Bancorp shareholders	8,082	—	—
Fair value of common stock and options issued	280,543	—	—

Total consideration paid	$442,943	—	—

Supplemental disclosure for consolidation of affordable housing partnerships:
Investments in affordable housing	7,916	—	—
Other assets	113	—	—
Other borrowings	7,622	—	—

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Cathay General Bancorp (“Bancorp”), a Delaware corporation, and its wholly-owned subsidiary, Cathay Bank (“Bank”), a California state-chartered bank, four limited partnerships investing in affordable housing investments and GBC Venture Capital, Inc. (together, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry.

Organization and Background. The business activities of Bancorp consist primarily of the operations of the Bank which owns 100% of the common stock of the following subsidiaries: Cathay Real Estate Investment Trust., Cathay Investment Company, GBC Insurance Services, Inc., GBC Investment & Consulting Company, Inc., GBC Real Estate Investments, Inc., GBC Trade Services, Asia Limited, and GB Capital Trust II. The Bank also holds 90% of the voting stock of GBC Leasing Company, Inc., which amount is not material. In February 2003, the Bank’s wholly owned subsidiary, Cathay Securities Fund, Inc. deregistered as a registered investment company and was liquidated into the Bank.

There are limited operating business activities currently at Bancorp. The Bank is a commercial bank, servicing primarily the individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located. Its operations include the acceptance of checking, savings, and time deposits, and the making of commercial, real estate and consumer loans. The Bank also offers trade financing, letters of credit, wire transfer, foreign currency spot and forward contracts, internet banking, investment services, and other customary banking services to its customers.

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

The cost basis of an individual security is written down if the decline in its fair value below the amortized cost basis is other than temporary. The write-down is accounted for as a realized loss, and is included in net income. The new cost basis is not changed for subsequent recoveries in fair value.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other securities includes the partnership interests in partnerships that invest in nonpublic companies. These partnership interests are carried under the equity method.

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

Impaired Loans. A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (i.e. both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. The Company stratifies its loan portfolio by size and treats smaller performing loans with an outstanding balance less than the Company’s defined criteria as a homogenous portfolio. Once a loan has been identified as a possible problem loan, the Company conducts a periodic review of each loan in order to test for impairment. The Company recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans.

Letter of Credit Fees. Issuance and commitment fees received for the issuance of commercial or standby letters of credit are recognized over the term of the instruments.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Premises and Equipment. Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets:

Type	Estimated Useful Life
Buildings	15 to 45 years
Building improvements	5 to 20 years
Furniture, fixtures and equipment	3 to 25 years
Leasehold improvements	Shorter of useful lives or the terms of the leases

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

Investments in Affordable Housing. The Company is a limited partner in limited partnerships that invest in low-income housing projects that qualify for Federal and/or State income tax credits. As further discussed in Note 7, the partnership interests are accounted for utilizing the equity method of accounting. During 2003, the Company adopted Interpretation No. 46, “Consolidation of Variable Interest Entities,” issued by the FASB in January 2003. Four of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary and consolidated in the Company’s consolidated financial statements. The costs related directly to the development or the improvement of real estate are capitalized. Gains on sales are recognized when certain criteria relating to the buyer’s initial and continuing investment in the property are met.

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

Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Any impairment loss is measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company adopted SFAS No. 142 effective January 1, 2002. Upon adoption, the Company discontinued the amortization of goodwill and reclassified $2.3 million from goodwill to core deposit intangible. The Company also reassessed the useful lives and residual value of all intangible assets acquired in purchase business combinations, and tested goodwill for impairment, and found no impairment.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to 2002, goodwill was amortized on a straight-line basis over the expected periods to be benefited (generally 15 years). Amortization expense related to goodwill was $0.7 million for the year ended December 31, 2001. The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect during the past three years.

	2003	2002	2001
	(In thousands, except per share data)
Net income
As reported	$55,572	$48,700	$42,620
Add back goodwill amortization	—	—	661
Pro forma	$55,572	$48,700	$43,281
Basic net income per share
As reported	$2.87	$2.71	$2.35
Pro forma	2.87	2.71	2.39
Diluted net income per share
As reported	2.85	2.69	2.35
Pro forma	2.85	2.69	2.38

Core Deposit Premium. Core deposit premium, which represents the purchase price over the fair value of the deposits acquired from other financial institutions, is amortized on a straight-line basis over the expected periods to be benefited (generally 10 years). The Company assesses the recoverability of this intangible asset by determining whether the amortization of the premium balance over its remaining life can be recovered through the remaining deposit portfolio.

At December 31, 2003, the unamortized balance of core deposit premium was $52.4 million, which was net of accumulated amortization of $1.8 million. Aggregate amortization expense for core deposit premium for the year ended December 31, 2003, was $1.2 million. As of December 31, 2002, the unamortized balance of the core deposit premium was $2.1 million, which was net of accumulated amortization of $0.2 million. Estimated amortization expense for the each of the next five years is $5.3 million per year.

Stock-Based Compensation. Prior to 2003, the Company used the intrinsic-value method to account for stock-based compensation granted to employees. Accordingly, no expense was recorded in periods prior to 2003, because the stock’s fair market value did not exceed the exercise price at the date of grant. In 2003, the Company adopted prospectively the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” and began recognizing the expense associated with stock options grant during 2003 using the fair value method, which resulted in a $0.6 million charge in 2003 to salaries and employee benefits. Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date, and is recognized as an expense over the vesting period of the grant. The Company uses the Black-Scholes option pricing model to estimate the fair value of granted options. This model takes into account the option’s exercise price, the option’s expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock, and a risk-free interest rate. Since compensation cost is measured at the grant date, the only variable whose change would impact expected compensation expense recognized in the future periods for 2003 grants is actual forfeitures.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under SFAS No. 123, the weighted average per share fair value of the options granted during 2003, 2002, and 2001 was $11.12, $7.75 and $8.78, respectively, on the date of grant. Fair value under SFAS No. 123 is determined using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001
Expected life – number of years	4	4	4
Risk-free interest rate	2.67%	2.34%	3.89%
Volatility	28.17%	35.80%	35.80%
Dividend yield	1.19%	3.07%	1.66%

If the compensation cost for all awards granted under the Company’s stock option plan had been determined using the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the periods presented would have been reduced to the pro forma amounts indicated in the table below.

	2003	2002	2001
	(In thousands, except per share data)
Net income
As reported	$55,572	$48,700	$42,620
Pro forma	55,264	48,490	42,276
Basic net income per share
As reported	$2.87	$2.71	$2.35
Pro forma	2.86	2.70	2.34
Diluted net income per share
As reported	2.85	2.69	2.35
Pro forma	2.83	2.68	2.33

Stock Split. Earnings per share, dividends per share and average shares outstanding have been restated for periods prior to the stock split distributed on May 9, 2002, to stockholders of record on April 19, 2002. The par value of additional shares was capitalized by a transfer from retained earnings to common stock.

Derivative Financial Instruments. It is the policy of the Company not to speculate on the future direction of interest rates. However, the Company enters into financial derivatives in order to seek mitigation of exposure to interest rate risks related to its interest-earning assets and interest-bearing liabilities. The Company believes that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in the Company’s assets or liabilities and against risk in specific transactions. In such instances, the Company may protect its position through the purchase or sale of interest rate futures contracts for a specific cash or interest rate risk position. Other hedge transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, the Company seeks to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges require an assessment of basis risk and must be approved by the Bank’s Investment Committee.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Statement of Cash Flows. Cash and cash equivalents include short-term, highly-liquid, investments that generally have an original maturity of three months or less.

Segment Information and Disclosures. Accounting principles generally accepted in the United States of America establish standards to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has concluded it has one segment.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event leaves the company little or no discretion to avoid transferring or using the assets in the future. Previous accounting guidance was provided by the Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material impact on the Company’s results of operations or financial condition.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The Company adopted the fair value method of accounting for stock options prospectively on January 1, 2003. See “Stock-Based Compensation,” in the Notes to the Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements were effective for financial statements of interim and annual periods ended after December 15, 2002. The adoption of this statement had no impact on the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). This Interpretation addresses the consolidation by business enterprises of variable interest entities (“VIE”) as defined in the Interpretation. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interests in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003. However, subsequent revisions to the interpretation deferred the implementation date of FIN 46 until the first period ending after December 15, 2003.

The Company adopted FIN 46, as revised, in connection with its consolidated financial statements for the year ended December 31, 2003. The implementation of FIN 46 required the Company to de-consolidate its investments in Cathay Capital Trust I, Cathay Statutory Trust I and Cathay Capital Trust II and to consolidate the Company’s ownership in four limited partnerships formed for the purpose of investing in affordable housing projects, which qualify for federal low-income housing tax credits and/or California tax credits. The consolidation of the four affordable housing limited partnerships increased total assets and liabilities by $9.0 million but had no impact on net income.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments that are within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company adopted SFAS No. 150 in the third quarter of 2003. The adoption did not have a material impact on the Company’s financial statements.

2. Business Combinations

On October 20, 2003, the Company acquired all of the outstanding shares of GBC Bancorp, a California banking corporation (GBC) in exchange for cash and the Company’s common stock. Effective immediately upon acquisition, General Bank was merged with and into Cathay Bank, with Cathay Bank as the sole surviving entity.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The results of GBC’s operations have been included in the consolidated

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial statements since October 20, 2003. The aggregate purchase price was $442.9 million, including cash of $162.4 million, 6.75 million shares of the Company’s common stock valued at $275.0 million, and $5.5 million for the value of GBC Bancorp stock options assumed. The valuation of common stock was based upon the average of the per share closing prices on the Nasdaq of the Company’s common stock from two days prior to the announcement of the signing of the merger agreement to two days thereafter. The cash portion of the purchase price was funded in part by the issuance of $40.0 million in subordinated junior notes by Cathay General Bancorp and by short term borrowings by the Bank. The fair value of the options assumed was $7.78 on the date of merger closed. The fair value was determined by using the Black-Scholes option pricing model with following assumptions: expected life of 2 years, risk-free interest rate of 1.47%, volatility of 26.60% and dividend yield of 1.53%.

In accordance with SFAS No. 141, the assets acquired and liabilities assumed were recorded by the Company at their fair values at the acquisition date. The total acquisition cost (including direct transaction costs) exceeded the fair value of the new assets acquired by $286.7 million. This amount was recognized as intangible assets, consisting of goodwill of $235.2 million and a core deposit intangible of $51.5 million.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be expensed over a fixed period of time, but will be tested for impairment on a regular basis. None of the goodwill is expected to be deductible for income tax purposes. Identifiable intangible assets, primarily core deposit intangibles of $51.5 million, are amortized over their estimated period of benefit determined to be ten years. Amortization expense for the core deposit intangible was $1.0 million for the period from the acquisition date through December 31, 2003, representing the accumulated amortization at that date.

Fair value adjustment amounts to carrying value, the amortization method and estimated remaining lives are disclosed in the following table:

Balance Sheet Classification	Description	Amount (In thousands)	Amortization Method	Estimated Remaining Life
Securities available-for-sale	Record securities at market	$2,435	Level Yield	2.5 years
Loans	Premium on fixed rate loans	5,242	Level Yield	2.0 years
Other intangible assets	Premium on core deposits	51,456	Straight Line	9.8 years
Time deposits	Premium on fixed rate time deposits	2,241	Level Yield	1.8 years
Advances from FHLB	Premium on FHLB borrowing	2,257	Level Yield	1.0 years

The net effect on income before taxes of the amortization of the above described amounts was $0.6 million for 2003.

At the date of GBC acquisition, the Company’s management determined the estimated fair values of assets acquired and liabilities assumed. Professional and legal fees of $1.9 million related to the GBC acquisition have been capitalized as part of the purchase price. In addition, the Company has recorded as part of the purchase price estimated lease termination costs of $1.3 million and severance and contract termination costs of $1.3 million. Through December 31, 2003, approximately $0.1 million of these costs have been incurred and paid.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited pro forma consolidated results of operations for the years ended December 31, 2003, and 2002 as though GBC Bancorp had been acquired as of January 1, 2002 are as follows (dollars in thousands):

	2003	2002
Net interest income	$183,916	$194,160
Net income	62,241	37,489
Basic earnings per share	2.51	1.52
Diluted earnings per share	2.50	1.51

3. Cash and Cash Equivalents

The Company manages its cash and cash equivalents, which consist of cash on hand, amounts due from banks, federal funds sold, securities purchased under agreements to resell, and money market accounts, based upon the Company’s operating, investment, and financing activities. For the purpose of reporting cash flows, these same accounts are included in cash and cash equivalents.

The Company is required to maintain reserves with the Federal Reserve. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were $7.9 million for 2003 and $5.9 million for 2002.

Securities purchased under agreements to resell are collateralized by U.S. government agency and mortgage-backed securities at December 31, 2003, and 2002. These agreements generally mature in one business day. The counter-parties to these agreements are nationally recognized investment banking firms that meet credit requirements of the Company and with whom a master repurchase agreement has been duly executed. The following table sets forth information with respect to securities purchased under resale agreements.

	2003	2002
	(In thousands)
Balance, December 31	$67,000	$14,000
Annualized weighted-average interest rate, December 31	0.92%	1.33%
Average amount outstanding during the year(1)	$30,230	$42,573
Weighted-average interest rate for the year	1.14%	1.70%
Maximum amount outstanding at any month end	$67,000	$52,000

(1)	Average balance was computed using daily averages.

For those securities obtained under the resale agreements, the collateral is either held by a third party custodian or by the counter-party and is segregated under written agreements that recognize the Company’s interest in the securities. Interest income associated with securities purchased under resale agreements totaled $0.3 million for 2003, $0.7 million for 2002, and $1.1 million for 2001.

The following table sets forth information with respect to federal funds sold.

	2003	2002
	(In thousands)
Balance, December 31	$15,000	$5,000
Annualized weighted-average interest rate, December 31	0.51%	1.01%
Average amount outstanding during the year(1)	$9,322	$6,393
Weighted-average interest rate for the year	0.75%	1.40%
Maximum amount outstanding at any month end	$30,000	$22,000

(1)	Average balance were computed using daily averages.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Securities

Securities Available-for-Sale. The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available-for-sale as of December 31, 2003, and 2002:

Available-For-Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
2003
U.S. government agencies	$325,886	$5,294	$1,237	$329,943
State and municipals securities	75,770	3,621	59	79,332
Mortgage-backed securities	823,227	9,814	2,372	830,669
Commercial mortgage-backed securities	68,309	647	25	68,931
Collateralized mortgage obligations	264,762	2,236	120	266,878
Asset-backed securities	25,995	336	22	26,309
Corporate bonds	39,170	1,255	43	40,382
Equity securities	32,955	—	4,262	28,693
Other securities	36,706	119	—	36,825

Total	$1,692,780	$23,322	$8,140	$1,707,962

2002
U.S. government agencies	$162,287	$7,896	$—	$170,183
State and municipal securities	100	—	—	100
Mortgage-backed securities	5,767	380	—	6,147
Collateralized mortgage obligations	808	39	—	847
Asset-backed securities	9,997	513	—	10,510
Corporate bonds	30,755	2,314	—	33,069
Equity securities	29,026	—	1,609	27,417
Other securities	5,561	—	—	5,561

Total	$244,301	$11,142	$1,609	$253,834

The amortized cost and fair value of securities available-for-sale, except for mortgage-backed securities, collateralized mortgage obligations, and venture capital investments, at December 31, 2003, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less(1)	$92,251	$88,471
Due after one year through five years	309,730	315,904
Due after five years through ten years	101,005	102,689
Due after ten years	33,496	34,420
Mortgage-backed securities and collateralized mortgage obligations	1,156,298	1,166,478

Total	$1,692,780	$1,707,962

(1)	Equity securities are reported in this category.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeds from sales and repayments of securities available-for-sale were $549.2 million during 2003, $26.5 million during 2002 and $30.6 million during 2001. Proceeds from maturities and calls of securities available-for-sale were $109.9 million in 2003, $221.8 million during 2002 and $865.9 million during 2001. Gains and losses realized on securities available-for-sale were $10.8 million and $0.9 million in 2003 compared with $2.3 million in gains and $0.3 million in losses realized in 2002 and $1.1 million in gains and $0.1 million in losses realized in 2001.

The table below shows the fair value and unrealized losses as of December 31, 2003, on the Company’s available-for-sale securities portfolio. The Company has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost. The securities included in the table below represent only 20.2% of the fair value of the Company’s securities. The unrealized losses for securities with unrealized losses for less than twelve months represent 1.2% of the historical cost and generally resulted from increases in interest rates from the date that these securities were purchased. All of these securities are investment grade. The $20.7 million fair value of securities with unrealized losses for more than twelve months are comprised of adjustable rate government agency preferred stock rated AA- for which the fair value has declined due to the current low interest rates. At December 31, 2003, management believes the impairment detailed in the table below are temporary and, accordingly, no impairment loss has been realized in the Company’s consolidated income statement.

Impaired Securities at December 31, 2003

	Less than 12 months		12 months or longer		Total
Description of securities	Fair value	Unrealized Losses	Fair value	Unrealized losses	Fair value	Unrealized Losses
	(In thousands)
U.S. government agencies	$102,059	$1,237	$—	$—	$102,059	$1,237
State and municipal securities	3,643	59	—	—	3,643	59
Mortgage-backed securities	151,055	2,372	—	—	151,055	2,372
Commercial mortgage-backed securities	5,921	25	—	—	5,921	25
Collateralized mortgage obligations	48,825	120	—	—	48,825	120
Asset-backed securities	2,722	22	—	—	2,722	22
Corporate bonds	10,142	43	—	—	10,142	43
Equity stock	—	—	20,739	4,262	20,739	4,262

Total	$324,367	$3,878	$20,739	$4,262	$345,106	$8,140

Securities Held-to-Maturity. The carrying value, gross unrealized gains, gross unrealized losses and estimated fair values of securities held-to-maturity are as follows at December 31, 2002:

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
2002
U.S. government agencies	$49,996	$2,032	$—	$52,028
State and municipal securities	72,770	5,392	6	78,156
Mortgage-backed securities	66,135	3,231	—	69,366
Collateralized mortgage obligations	168,055	1,664	60	169,659
Asset-backed securities	9,999	349	—	10,348
Corporate bonds	72,611	4,471	253	76,829
Other securities	19,886	1,510	—	21,396

Total	$459,452	$18,649	$319	$477,782

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeds from repayment of securities held-to-maturity were $52.1 million in 2003 and $67.0 million during 2002. Proceeds from the maturities and calls of securities held-to-maturity were $32.6 million in 2003 and $13.2 million during 2002. During the second quarter of 2003, the Company sold $20.9 million of its holdings in US dollar-denominated corporate bonds issued by certain Hong Kong entities. Management had intended to hold these bonds to maturity at the time of purchase, and therefore, designated these securities as held-to-maturity. However, as the Severe Respiratory Syndrome (SARS) situation persisted in Hong Kong, management came to believe that there was a risk that the credit rating of these bonds may potentially be adversely impacted. As a result of the sales of these held-to-maturity securities, the remaining securities in the portfolio were tainted and were transferred to the available-for-sale portfolio as of May 31, 2003. At the time of transfer, the securities held-to-maturity portfolio was primarily comprised of US government agencies, state and municipal securities, mortgage-backed securities, collateralized mortgage obligations, asset-back securities, and corporate bonds. The carrying value and the estimated fair value of the securities in the held-to-maturity portfolio were $411.4 million and $429.9 million, respectively, at the time of transfer to the securities available-for-sale portfolio.

Securities having a carrying value of $649.9 million at December 31, 2003, and $153.1 million at December 31, 2002, were pledged to secure public deposits, treasury tax and loan, and securities sold under agreements to repurchase.

Federal Home Loan Bank (“FHLB”) stock is carried at cost, and included in securities available-for-sale in the Consolidated Statements of Condition. The carrying amount of the FHLB stock at December 31, 2003, was $26.7 million compared to $5.6 million at December 31, 2002. The Federal Home Loan Bank Act currently governs the level of stock ownership, and the stock is purchased and redeemed at par. The amount of FHLB stock required is based on the Company’s year-end outstanding mortgage-backed securities, residential mortgages, and advances from the FHLB.

5. Loans

Most of the Company’s business activity is with customers located in the predominantly Asian areas of Southern and Northern California, New York City, Houston, Texas, Seattle, Washington, and Boston, Massachusetts. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid-off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral. The components of loans in the consolidated statements of condition as of December 31, 2003, and 2002, were as follows:

	2003	2002
	(In thousands)
Type of Loans:
Commercial loans	$956,382	$563,675
Residential mortgage loans	186,384	182,414
Commercial mortgage loans	1,715,434	943,391
Equity lines	76,570	48,957
Real estate construction loans	359,339	122,773
Installment loans	11,452	15,570
Other loans	860	447

Gross loans	3,306,421	1,877,227

Less:
Allowance for loan losses	(65,808)	(24,543)
Unamortized deferred loan fees	(10,862)	(4,606)

Net loans	$3,229,751	$1,848,078

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company previously sold participations in certain residential mortgage loans to buyers in the secondary market. These participations covered substantially all of the loan balances and were sold without recourse. As of December 31, 2003, the Company had $3.8 million of these loans in its servicing portfolio. There were no loans held for sale as of December 31, 2003, and 2002. The Company pledged approximately $97.6 million of its residential mortgage loans as of December 31, 2003, and $81.2 million as of December 31, 2002, to secure a line of credit with the Federal Home Loan Bank.

The allowance for loan losses is a significant estimate that can and does change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. An analysis of the activity in the allowance for loan losses for the years ended December 31, 2003, 2002, and 2001 is as follows:

	2003	2002	2001
	(In thousands)
Balance at beginning of year	$24,543	$23,973	$21,967
Provision for loan losses	7,150	6,000	6,373
Loans charged-off	(856)	(5,976)	(4,663)
Recoveries of charged-off loans	923	546	296
Allowance from General Bank at merger date	34,048	—	—

Balance at end of year	$65,808	$24,543	$23,973

The Company had identified impaired loans with a recorded investment to be approximately $40.8 million as of December 31, 2003, and $19.6 million of December 31, 2002. The average balances of impaired loans were $25.8 million for 2003, $24.8 million for 2002, and $23.5 million for 2001. Interest collected on impaired loans totaled $2.7 million in 2003, $1.2 million in 2002, and $1.0 million in 2001. The Bank recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans. The following table is a breakdown of impaired loans and the related specific allowance:

	Recorded Investment	Allowance	Allocated Net Balance
	(In thousands)
2003
Commercial	$29,778	$6,149	$23,629
Real estate (1)	11,060	1,397	9,663

Total	$40,838	$7,546	$33,292

2002
Commercial	$3,883	$629	$3,254
Real estate (1)	15,707	2,356	13,351
Other	1	1	—

Total	$19,591	$2,986	$16,605

(1)	Real Estate includes commercial mortgage loans, construction loans, and residential mortgage loans

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into transactions with its directors, significant stockholders, and their affiliates (“Related Parties”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of December 31, 2003. An analysis of the activity with respect to loans to Related Parties is as follows:

(In thousands)
Balance at December 31, 2001	$18,812
Additional loans made	81,095
Payments received	(67,730)

Balance at December 31, 2002	32,177

Additional loans made	191,365
Payments received	(183,521)

Balance at December 31, 2003	$40,021

Accruing loans past due 90 days or more were $5.9 million, $2.5 million and $0.7 million as of December 31, 2003, 2002 and 2001, respectively.

The following is a summary of non-accrual loans and troubled debt restructurings as of December 31, 2003, 2002, and 2001 and the related net interest foregone for the years then ended:

	2003	2002	2001
	(In thousands)
Non-accrual Loans	$32,959	$4,124	$7,238

Contractual interest due	1,019	321	823
Interest recognized	624	34	96

Net interest foregone	$395	$287	$727

Troubled Debt Restructurings	5,808	5,266	4,726

Contractual interest due	315	338	409
Interest recognized	262	258	370

Net interest foregone	$53	$80	$39

As of December 31, 2003, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, impaired, or in non-accrual status.

As of December 31, 2003, leveraged leases comprised of one aircraft leveraged lease with a fair value of $7.1 million. In December 1996, General Bank purchased a leveraged lease on a Boeing 737 which was leased to Continental Airlines until the year 2012. As of December 31, 2003, the aircraft is subject to $12.0 million of third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the aircraft. The residual value at the end of the lease term is estimated to be $5.4 million based on an independent appraisal.

For Federal income tax purposes, the Company has the benefit of tax deductions for depreciation on the entire leased asset and for interest paid on the long-term debt. Deferred taxes are provided to reflect the temporary differences associated with the leveraged leases.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s investment in the leveraged lease at December 31, 2003, was comprised of rentals receivable, net of the principal and interest on the nonrecourse debt of $5.7 million, estimated residual value of $5.4 million, and deferred income of $4.0 million. Total deferred taxes, including deferred taxes related to an aircraft leveraged lease with United Airlines that was charged off by General Bank prior to the merger, was $13.0 million at December 31, 2003. No income was recorded on the Continental Airlines leveraged lease during 2003 because the net investment, after deferred taxes, was negative.

6. Other Real Estate Owned

The balance of other real estate owned was $0.4 million at December 31, 2003 and $0.7 million at December 31, 2002. The valuation allowance was $0.4 million at December 31, 2003 and $0.1 million at December 31, 2002. The following table presents the components of other real estate owned expense (income) for the year ended:

	2003	2002	2001
	(In thousands)
Operating expense (income)	$176	$46	$(213)
Provision for losses	253	—	—
Net gain on disposal	—	(395)	(3,376)

Total other real estate owned (income)	$429	$(349)	$(3,589)

An analysis of the activity in the valuation allowance for other real estate losses for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
	(In thousands)
Balance, beginning of year	$131	$131	$131
Provision for losses	253	—	—

Balance, end of year	$384	$131	$131

7. Investments in Affordable Housing

The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. The Company’s investments in these partnerships were $33.0 million at December 31, 2003 and $21.7 million at December 31, 2002. During 2003, the Company adopted Interpretation No. 46, “Consolidation of Variable Interest Entities,” issued by the FASB in January 2003. Four of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these four limited partnerships in the Company’s consolidated financial statements increased total assets and liabilities by $9.0 million. Included in other borrowings is $7.6 million related to these four limited partnerships; recourse is limited to the assets of the limited partnerships.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Premises and Equipment

Premises and equipment consisted of the following at December 31, 2003, and 2002:

	2003	2002
	(In thousands)
Land and land improvements	$13,199	$11,953
Building and building improvements	18,445	17,687
Furniture, fixtures and equipment	18,720	15,536
Other	4,121	3,404
Construction in process	1,860	70

	56,345	48,650
Less: Accumulated depreciation	20,721	18,862

Premises and equipment, net	$35,624	$29,788

The amount of depreciation included in operating expense was $1.9 million in 2003, $1.6 million in 2002, and $1.5 million in 2001.

9. Borrowings

Securities Sold under Agreements to Repurchase. The underlying collateral pledged for the repurchase agreements consists of U.S. government agency security with a fair value of $98.0 million as of December 31, 2003. The collateral is held by a custodian and maintained under the Company’s control. At December 31, 2003, $38.5 million, $15.0 million, $16.0 million and $13.0 million of the securities sold under agreement to repurchase mature in 2004, 2005, 2006 and 2007, respectively. The table below provides comparative data for securities sold under agreements to repurchase:

	December 31,
	2003	2002	2001
	(In thousands)
Average amount outstanding during the year (1)	$103,179	$30,784	$34,799
Maximum amount outstanding at month-end (2)	120,500	48,150	55,412
Balances, December 31	82,500	28,500	22,114
Rate at year-end	2.71%	3.29%	1.01%
Weighted-average interest rate for the year	2.98%	3.08%	3.51%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were October 2003, January 2002 and February 2001.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank of San Francisco (“FHLB”) amounted to $258.3 million at December 31, 2003 and $50.0 million at December 31, 2002. The following relates to the outstanding advances at December 31, 2003:

	2003
Maturity	Amount (In thousands)	Weighted Average Interest Rate
Within 90 days	$144,908	1.44%
91 days – 365 days	93,405	1.23
> 1 – 2 years	20,000	5.45

	$258,313	1.68%

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Term Loan. On October 3, 2003, Cathay General Bancorp, Inc. entered into a $30.0 million credit agreement with another financial institution. On October 30, 2003, Bancorp borrowed $20.0 million under the credit agreement at a rate of 1.96% (LIBOR plus 80 basis points) and used the proceeds along with cash on hand to pay off on November 10, 2003 the $40 million of 8 3/8% subordinated notes issued by GBC Bancorp on July 30, 1997. On January 28, 2004, Bancorp repaid the $20 million borrowed under the term loan, which then expired.

10. Junior Subordinated Notes

Cathay General Bancorp established three special purpose trusts in 2003 for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the sole purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by Bancorp, in Junior Subordinated Notes issued by Bancorp. Subject to some limitations, payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Capital Securities are guaranteed by Bancorp to the extent the trusts have funds on hand available there for at such time. The obligations of Bancorp under the guarantees and the Junior Subordinated Debentures are subordinate and junior in right of payment to all indebtedness of Bancorp and will be structurally subordinated to all liabilities and obligations of Bancorp’s subsidiaries. Bancorp has the right to defer payments of interest on the Junior Subordinated Notes at any time or from time to time for a period of up to twenty consecutive quarterly periods with respect to each deferral period. Under the terms of the Junior Subordinated Notes, Bancorp may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock if Bancorp has deferred interest on the Junior Subordinated Notes.

The three special purpose trusts are considered VIE’s under FIN 46. Prior to FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. Under FIN 46, a VIE should be consolidated by its primary beneficiary. The Bancorp implemented FIN 46 during the third quarter of 2003. Because Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company.

The Capital Securities are currently included in the Tier 1 capital of Bancorp for regulatory capital purposes. However, because the trusts are no longer a part of the Bancorp’s financial statements, the Federal Reserve Board may in the future disallow inclusion of the Capital Securities in Tier 1 capital for regulatory capital purposes. In July 2003, the Federal Reserve Board issued a regulatory letter instructing bank holding companies to continue to include the Capital Securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve Board will continue to permit institutions to include Capital Securities in Tier 1 capital for regulatory capital purposes. Should this occur Bancorp may elect to redeem the Junior Subordinated Notes.

The proceeds from the June and September issues of Capital Securities were used to fund a portion of the purchase price of the GBC merger. Interest expense on the Junior Subordinated Notes was $1.0 million for the year ended December 31, 2003.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the outstanding Junior Subordinated Debentures issued by each special purpose trust and the debentures issued by the Company to each trust as of December 31, 2003 (dollars in thousands):

Trust Name	Issuance Date	Principal Balance of Debentures	Not Redeemable Until	Stated Maturity	Annualized Coupon Rate	Current Interest Rate	Date of Rate Change	Payable/ Distribution Date
Cathay Capital Trust I	June 26, 2003	$20,619	June 30, 2008	June 30, 2033	3-month LIBOR + 3.15%	4.29%	December 26, 2003	March 30 June 30 September 30 December 30
Cathay Statutory Trust I	September 17, 2003	20,619	September 17, 2008	September 17, 2033	3-month LIBOR + 3.00%	4.17%	December 15, 2003	March 17 June 17 September 17 December 17
Cathay Capital Trust II	December 30, 2003	12,887	March 30, 2009	March 30, 2034	3-month LIBOR + 2.90%	4.04%	December 26, 2003	March 30 June 30 September 30 December 30

At December 31, 2003, the unamortized discount for the principal balance of debentures owned by Cathay Capital Trust I was $0.3 million.

11. Income Taxes

For the years ended December 31, 2003, 2002, and 2001, the current and deferred amounts of the income tax expense are summarized as follows:

	2003	2002	2001
	(In thousands)
Current
Federal	$28,329	$21,561	$19,367
State	9,608	1,821	1,814

	37,937	23,382	21,181

Deferred
Federal	(5,041)	(1,196)	(1,350)
State	(646)	109	(1,011)

	(5,687)	(1,087)	(2,361)

Total income tax expense	$32,250	$22,295	$18,820

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
	(In thousands)
Deferred Tax Assets
Difference between provision for loan losses for tax and financial reporting purposes	$27,242	$9,865
State taxes	4,258	1,185
Net operating losses	1,536	—
Other, net	3,265	570

Gross deferred tax assets	36,301	11,620

Deferred Tax Liabilities
Core deposit intangibles	(20,938)	—
Leveraged leases	(12,995)	—
Investment in affordable housing partnerships	(1,933)	—
Investment in partnerships	(6,675)	—
Unrealized holding gain on securities available-for-sale, net	(6,383)	(4,009)
Other, net	(4,932)	(3,555)

Gross deferred tax liabilities	(53,856)	(7,564)

Net deferred tax (liabilities) assets	$(17,555)	$4,056

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

As of December 31, 2003, the Company had current income tax receivables of approximately $4.0 million. Other liabilities as of December 31, 2003 and 2002 include a current income tax payable of $16.5 million for 2003 and $24.7 million for 2002.

On December 31, 2003, the California Franchise Tax Board (FTB) announced its position that certain tax deductions related to registered investment companies (RIC) and real estate investment trusts would be disallowed. The Company previously deregistered its RIC in 2003. The Company created these subsidiaries for the purpose of raising capital.

The Company believes that the tax benefits recorded in the three prior years with respect to the RIC were appropriate and fully defensible under California law in effect at the time the tax benefits were recorded. As such, the Company has not deemed it necessary to establish any additional reserves for such benefits at this time. If, however, the FTB position were to be upheld, the Company would be obligated to repay these tax benefits, together with interest and penalties.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense results in effective tax rates that differ from the statutory Federal income tax rate for the years indicated as follows:

	2003		2002		2001
	(In thousands)
Tax provision at Federal statutory rate	$30,738	35.0%	$24,848	35.0%	$21,504	35.0%
State income taxes, net of Federal income tax benefit	5,866	6.7	1,255	1.8	522	0.8
Interest on obligations of state and political subdivisions, which are exempt from Federal taxation	(1,271)	(1.5)	(141)	(0.2)	(72)	(0.1)
Low income housing tax credits	(3,164)	(3.6)	(2,732)	(3.9)	(2,294)	(3.7)
Non-deductible expense — Amortization of goodwill	—	—	—	—	236	0.4
Other, net	81	0.1	(935)	(1.3)	(1,076)	(1.8)

Total income tax expense	$32,250	36.7%	$22,295	31.4%	$18,820	30.6%

12. Stockholders’ Equity and Earnings per Share

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

Under California State banking law, the Bank may not pay a cash dividend, without regulatory approval, which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. The amount of retained earnings available for cash dividends as of December 31, 2003, is restricted to approximately $15.9 million under this regulation. In January of 2004 Bancorp declared and paid cash dividends of $3.4 million.

During 2003, the Bank formed Cathay Real Estate Investment Trust (“Trust”) to provide the Bank flexibility in raising capital. During 2003, the Bank contributed $1.13 billion in loans and securities to the Trust in exchange for 100% of the common stock of the Trust. In December 2003, the Trust sold $4.4 million of its 7.0% Series A Non-Cumulative preferred stock to accredited investors. This preferred stock qualifies as Tier 1 capital under current regulatory guidelines. Dividends of $10,400 were paid to accredited investors on December 31, 2003. As of December 31, 2003, the net income and assets of the Trust are eliminated in consolidation.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. See Footnote 10 for discussion of possible future disallowance of Capital Securities as Tier 1 capital.

The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.” A well capitalized institution must have a Tier 1 capital ratio of at least 6%, a total risk-based capital ratio of at

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

least 10% and a leverage ratio of at least 5%. At December 31, 2003, the Bank was in compliance with the minimum capital requirements and is considered well capitalized.

The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2003, and 2002, are presented in the tables below:

	Company			Bank			Company			Bank
	As of December 31, 2003						As of December 31, 2002
	Balance		Percentage	Balance		Percentage	Balance		Percentage	Balance		Percentage
	(Dollars in thousands)
Tier I Capital (to risk-weighted assets)	$391,873		9.95%	$375,543		9.56%	$271,613		11.93%	$262,874		11.57%
Tier I Capital minimum requirement	157,498		4.00	157,167		4.00	91,043		4.00	90,876		4.00

Excess	$234,375		5.95%	$218,376		5.56%	$180,570		7.93%	$171,998		7.57%

Total capital (to risk-weighted assets)	$441,296		11.21%	$424,863		10.81%	$296,156		13.01%	$287,417		12.65%
Total Capital minimum requirement	314,997		8.00	314,334		8.00	182,085		8.00	181,752		8.00

Excess	$126,299		3.21%	$110,529		2.81%	$114,071		5.01%	$105,665		4.65%

Risk-weighted assets	$3,937,458			$3,929,169			$2,276,063			$2,271,902
Tier I Capital (to average assets) Leverage ratio	$391,873		7.97%	$375,543		7.70%	$271,613		10.11%	$262,874		9.80%
Minimum leverage requirement	196,694		4.00	195,078		4.00	107,439		4.00	107,258		4.00

Excess	$195,179		3.97%	$180,465		3.70%	$164,174		6.11%	$155,616		5.80%

Total average assets	$4,917,354	(1)		$4,876,943	(1)		$2,685,983	(1)		$2,681,438	(1)

(1)	Average assets represent average balances for the fourth quarter of each year presented.

The Board of Directors of Bancorp is authorized to issue preferred stock in one or more series and to fix the voting powers, designations, preferences or other rights of the shares of each such class or series and the qualifications, limitations, and restrictions thereon. Any preferred stock issued by Bancorp may rank prior to Bancorp common stock as to dividend rights, liquidation preferences, or both, may have full or limited voting rights, and may be convertible into shares of Bancorp common stock. No preferred stock has been issued as of December 31, 2003.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Per Shares (Denominator)	Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except shares and per share data)
Net Income	$55,572			$48,700			$42,620

Basic EPS income available to common stockholders	$55,572	19,356,864	$2.87	$48,700	17,991,333	$2.71	$42,620	18,107,790	$2.35
Effect of dilutive stock options		160,944			123,786			57,470

Diluted EPS income available to common stockholders	$55,572	19,517,808	$2.85	$48,700	18,115,119	$2.69	$42,620	18,165,260	$2.35

Options to purchase an additional 1,003,000 shares at December 31, 2003 and to purchase an additional 51,635 shares of common stock at December 31, 2001, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. In 2002, all outstanding options had a dilutive effect and were included in the computation of diluted earnings per share.

13. Commitments and Contingencies

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

Financial instruments whose contract amounts represent the amount of credit risk include the following:

	2003	2002
	(In thousands)
Commitments to extend credit	$1,039,000	$725,000
Investment commitments	23,000	4,000
Standby letters of credit	57,000	15,000
Commercial letter of credit	81,000	37,000
Bill of lading guarantees	1,000	—

Total	$1,201,000	$781,000

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2003, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

Commercial letters of credit and bill of lading guarantees are issued to facilitate domestic and foreign trade transactions while standby letters of credit are issued to make payments on behalf of customers when certain specified future events occur. The credit risk involved in issuing letters of credit and bill of lading guarantees is essentially the same as that involved in making loans to customers.

As of December 31, 2003, the Company had approved credit lines with other financial institutions in the amount of $432.5 million, with an available amount of $350.0 million. In addition, at December 31, 2003, the Bank had an approved credit line with the FHLB of San Francisco totaling $799.4 million, with an available amount of $541.1 million.

Derivative Financial Instruments. The Company entered into a forward rate agreement with a notional amount of $100 million that was recorded at fair value, with gains recorded as securities gains in the accompanying consolidated statements of income and comprehensive income. The agreement expired in March 2001.

On March 21, 2000, the Company entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at December 31, 2003, was approximately five quarters. At December 31, 2003, the fair value of the interest rate swap was $1.4 million, exclusive of accrued interest, or $0.8 million, compared to $2.3 million, exclusive of accrued interest, or $1.3 million, net of tax, at December 31, 2002.

Leases. The Company is obligated under a number of operating leases for premises and equipment with terms ranging from one to 55 years, many of which provide for periodic adjustment of rentals based on changes in various economic indicators. Rental expense was $2.6 million for 2003, $2.5 million for 2002 and $2.3 million for 2001. The following table shows future minimum payments under operating leases with terms in excess of one year as of December 31, 2003.

Year Ending December 31,	Commitments
	(In thousands)
2004	$4,711	(1)
2005	3,832
2006	3,316
2007	2,451
2008	2,074
Thereafter	6,869

Total minimum lease payments	$23,253

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Includes the annual lease payment of approximately $107,000 to be made to T.C. Realty, Inc., a corporation owned by Mr. Patrick Lee’s spouse, as agent for 929 College LLC, a limited liability company jointly owned by Mr. Lee and his spouse. Mr. Lee is a director of the Bancorp and the Bank. The lease is due to expire in 2007.

Rental income was $0.5 million for 2003, $0.5 million for 2002 and $0.5 million for 2001. The following table shows future rental payments to be received under operating leases with terms in excess of one year as of December 31, 2003:

Year Ending December 31,	Commitments
(In thousands)
2004	$479
2005	257
2006	154
2007	64
2008	43
Thereafter	23

Total minimum lease payments to be received	$1,020

14. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Short-term Instruments. For cash and short-term instruments, the carrying amount was assumed to be a reasonable estimate of fair value.

Investment Securities. For securities (which include securities available-for-sale and securities held-to-maturity), fair values were based on quoted market prices at the reporting date. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

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

The entire allowance for credit losses was applied to classified loans including non-accruals. Accordingly, they are considered to be carried at fair value as the allowance for credit losses represents the estimated discount for credit risk for the applicable loans.

Deposit Liabilities. The fair value of demand deposits, savings accounts, and certain money market deposits was assumed to be the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit was estimated using the rates currently offered for deposits with similar remaining maturities.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Borrowings. This category includes federal funds purchased and securities sold under repurchase agreements, and other short-term borrowings. The fair value of other borrowings is based on current market rates for borrowings with similar remaining maturities.

Advances from Federal Home Loan Bank. The fair value of the advances is estimated by discounting the projected cash flows using the rates currently offered for FHLB borrowings with similar remaining maturities.

Junior Subordinated Notes. The fair value of the Junior Subordinated Notes is estimated based on the current spreads to LIBOR for junior subordinated notes.

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

Fair Value of Financial Instruments

	As of December 31, 2003		As of December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$111,699	$111,699	$70,777	$70,777
Federal funds sold and securities purchased under agreements to resell	82,000	82,000	19,000	19,000
Securities available-for-sale	1,707,962	1,707,962	253,834	253,834
Securities held-to-maturity	—	—	459,452	477,782
Loans, net	3,229,751	3,247,359	1,848,078	1,871,740
Interest rate swap	1,688	1,688	2,568	2,568
Financial Liabilities
Deposits	4,428,081	4,434,284	2,314,643	2,322,556
Securities sold under agreements to repurchase	82,500	82,926	28,500	28,939
Advances from Federal Home Loan Bank	258,313	260,532	50,000	52,364
Other borrowings	27,622	27,636	—	—
Junior subordinated notes	53,856	54,126	—	—

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2003		As of December 31, 2002
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,039,345	$(2,043)	$725,024	$(424)
Standby letters of credit	57,433	(296)	15,229	(54)
Other letters of credit	81,175	(227)	36,667	(196)
Bill of lading guarantees	818	—	—	—

15. Employee Benefit Plans

Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Company for the benefit of eligible employees. Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations. The Company also pays for the administration of this plan and of the trust. Effective January 1, 2004, the Company does not plan to make any further annual contributions to the trust. The ESOP purchased 29,084 shares in 2003, 50,453 shares in 2002, and 28,918 shares in 2001, of Bancorp’s stock at an aggregate cost of $1.4 million in 2003, $1.7 million in 2002, and $0.8 million in 2001. The shares purchased in 2003 included 15,758 shares bought on the open market and 13,326 bought through the Dividend Reinvestment Plan. The shares purchased in 2002 included 34,200 shares bought on the open market and 16,253 shares bought through the Dividend Reinvestment Plan. The shares purchased in 2001 included 8,400 shares bought on the open market and 20,518 shares bought through the Dividend Reinvestment Plan. The Company contributed $0.9 million in 2003, $0.7 million in 2002, and $0.6 million in 2001 to the trust. The expense was charged to salaries and employee benefits in the accompanying consolidated statements of income and comprehensive income. In 2003, distribution of benefits to participants totaled 35,487 shares. As of December 31, 2003, the ESOP owned 975,717 shares or 3.93% of the Company’s outstanding common stock.

Cathay Bancorp, Inc. 401(k) Plan. In 1997, the Board approved the Cathay Bancorp, Inc. 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed three months of service and have attained the age of 21 are eligible to participate. Enrollment dates are on January 1st, April 1st, July 1st, and October 1st of each year.

Participants may contribute up to 15% of their compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. The Company matches 50% of the participants’ contribution up to 4% of their compensation after one year of service. Effective January 1, 2004, the Company’s matching contribution was increased to 100% of the participant’s contribution up to 5% of their contribution. The vesting schedule for the matching contribution is 0% for less than two years of service, 25% after two years of service and from then on, at an increment of 25% each year until 100% vested after five years of service. The Company’s contribution amounted to $0.3 million in 2003, $0.2 million in 2002 and $0.2 million in 2001.

The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulation. Participants may also borrow up to 50% of the vested amount, up to a maximum of $50,000. The minimum loan amount is $1,000.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Equity Incentive Plans

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options, or awarded restricted stock, for up to 3,500,000 shares of the Company’s common stock on a split adjusted basis. The Equity Incentive Plan currently expires on February 2008.

During the past three years, the Company granted non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events). If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards.

On October 20, 2003, pursuant to the terms of its merger with GBC Bancorp, the Company assumed an obligation to issue up to 708,260 shares of the Company’s common stock for outstanding options under the GBC Bancorp 1999 Employee Stock Incentive Plan.

	Shares	Weighted-Average Exercise Price
Balance, December 31, 2000	195,656	$19.15
Granted	112,800	30.10
Exercised	(17,494)	17.55
Forfeited	(23,740)	24.94

Balance, December 31, 2001	267,222	$23.36

Granted	113,440	32.55
Exercised	(15,202)	19.37
Forfeited	(1,640)	28.71

Balance, December 31, 2002	363,820	$26.37

Granted	1,003,000	47.51
Granted in exchange for GBC Bancorp options	708,260	36.70
Exercised	(3,548)	22.70
Forfeited	(59,992)	42.51

Balance, December 31, 2003	2,011,540	$40.07

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows stock options outstanding and exercisable as of December 31, 2003, the corresponding exercise prices and the weighted-average contractual life remaining.

	Outstanding
Exercise Price	Shares	Weighted-Average Remaining Contractual Life (in Years)	Exercisable Shares
$16.50	62,288	4.7	62,288
21.25	82,500	6.1	47,212
22.12	5,120	6.0	5,120
22.69	5,120	9.0	0
22.79	24,998	3.1	17,915
30.10	95,252	7.1	39,560
32.55	105,780	8.1	22,004
33.75	406,194	4.0	406,194
34.47	21,328	5.1	6,481
34.57	5,120	8.0	5,120
39.85	201,570	9.1	0
42.19	5,120	7.0	5,120
44.03	235,260	4.1	141,050
49.60	755,890	9.9	0

	2,011,540	7.2	758,064

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Condensed Financial Information of Cathay General Bancorp (Unaudited)

The condensed financial information of Cathay General Bancorp as of December 31, 2003, and 2002 and for the years ended December 31, 2003, 2002, and 2001 were as follows:

Statements of Condition

	Year Ended December 31,
	2003	2002
	(In thousands, except share and per share data)
Assets
Cash	$30,865	$4,249
Investment securities	3,947	4,058
Investments in subsidiaries	665,354	279,222
Other assets	546	500

Total assets	$700,712	$288,029

Liabilities
Term loan from bank	$20,000	$—
Junior subordinated debt	53,856	—
Accrued liabilities	7,560	68

Total liabilities	81,416	68

Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 25,124,001 issued and 24,804,091 outstanding in 2003, and 25,000,000 shares authorized and 18,305,255 issued and 17,999,955 outstanding in 2002	251	183
Treasury stock, at cost (319,910 shares in 2003 and 305,300 shares in 2002)	(8,810)	(8,287)
Additional paid-in-capital	354,438	70,857
Accumulated other comprehensive income, net	9,444	6,719
Retained earnings	263,973	218,489

Total stockholders’ equity	619,296	287,961

Total liabilities and stockholders’ equity	$700,712	$288,029

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Income and Comprehensive Income

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Cash dividends from Cathay Bank	$132,488	$9,801	$14,058
Other income	53	—	—
Interest expense	(966)	—	—
Other expenses	(1,246)	(573)	(469)

Income before income tax expense	130,329	9,228	13,589
Income tax benefit	908	241	196

Income before undistributed earnings of subsidiary	131,237	9,469	13,785
Undistributed earnings of subsidiary	—	39,231	28,835
Dividends in excess of earnings of subsidiary	(75,665)	—	—

Net income	55,572	48,700	42,620

Other comprehensive income, net of tax:
Unrealized holding gains arising during the year	9,278	3,290	2,408
Cumulative adjustment upon adoption of SFAS No. 133	—	—	566
Unrealized gains/(losses) on cash flow hedge derivatives	(549)	326	303
Less: reclassification adjustments included in net income	6,004	1,960	517

Total other comprehensive income, net of tax	2,725	1,656	2,760

Total comprehensive income	$58,297	$50,356	$45,380

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Cash flows from Operating Activities
Net income	$55,572	$48,700	$42,620
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends in excess of earnings of subsidiary	75,665	—	—
Equity in undistributed earnings of subsidiary	—	(39,231)	(28,835)
(Decrease) increase in accrued expenses	97	(3)	8
Write-downs on venture capital investments	475	341	65
(Increase)/decrease in other assets	—	—	(500)

Net cash provided by operating activities	131,809	9,807	13,358

Cash Flows from Investing Activities
Purchase of investment securities	(364)	(400)	(655)
Equity investment	(1,625)	—	—
Acquisition of GBC, net of cash acquired	(129,161)	—	—

Net cash used in investing activities	(131,150)	(400)	(655)

Cash Flows from Financing Activities
Issuance of junior subordinated debt	53,825	—	—
Short term borrowings	20,000	—	—
Repayment of subordinated notes	(40,049)	—	—
Cash dividends	(10,088)	(9,802)	(9,057)
Proceeds from shares issued under the Dividend Reinvestment Plan	2,674	1,898	1,811
Proceeds from exercise of stock options and tax benefits from stock plans	118	443	432
Purchase of treasury stock	(523)	(945)	(7,342)

Net cash provided by (used in) financing activities	25,957	(8,406)	(14,156)

Increase (decrease) in cash and cash equivalents	26,616	1,001	(1,453)
Cash and cash equivalents, beginning of year	4,249	3,248	4,701

Cash and cash equivalents, end of year	$30,865	$4,249	$3,248

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$150	$150	$150
Non-cash investing activities:
Net change in unrealized holding gains on securities available-for-sale, net of tax	$3,274	$1,330	$1,891
Cumulative adjustment upon adoption of SFAS No. 133, net of tax	$—	$—	$566
Net change in unrealized gains on cash flow hedge derivatives, net of tax	$(549)	$326	$303

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Dividend Reinvestment Plan

The Company has a dividend reinvestment plan which allows for participants’ reinvestment of cash dividends and certain additional optional investments in the Company’s common stock. Shares issued under the plan and the consideration received on a post-split stock basis were 65,345 for $2.7 million in 2003, 54,515 for $1.9 million in 2002 and 69,314 for $1.8 million in 2001.

17. Quarterly Results of Operations (Unaudited)

The following table sets forth selected unaudited quarterly financial data:

	Summary of Operations
	2003				2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$58,882	$36,553	$35,850	$35,982	$36,224	$36,304	$35,267	$36,266
Interest expense	12,984	8,982	9,047	9,135	9,340	10,062	9,835	10,683

Net interest income	45,898	27,571	26,803	26,847	26,884	26,242	25,432	25,583
Provision for loan losses	2,200	1,650	1,650	1,650	1,500	1,500	1,500	1,500

Net interest income after provision for loan losses	43,698	25,921	25,153	25,197	25,384	24,742	23,932	24,083

Non-interest income	6,607	4,734	6,966	4,686	3,630	5,185	4,022	3,334
Non-interest expense	20,778	11,118	12,014	11,230	11,560	10,891	10,214	10,652

Income before income tax expense	29,527	19,537	20,105	18,653	17,454	19,036	17,740	16,765
Income tax expense	12,763	6,507	6,860	6,120	5,385	6,031	5,502	5,377

Net income	16,764	13,030	13,245	12,533	12,069	13,005	12,238	11,388

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the year	5,372	(3,220)	7,418	(292)	159	1,939	3,527	(2,334)
Cumulative adjustment upon adoption of SFAS No. 133	—	—	—	—	—	—	—	—
Unrealized gains (losses) on cash flow hedge derivatives	(305)	(55)	(216)	27	(166)	417	141	(66)
Less: reclassification adjustments included in net income	3,122	1,364	354	1,164	499	550	718	194

Total other comprehensive income (loss), net of tax	1,945	(4,639)	6,848	(1,429)	(506)	1,806	2,950	(2,594)

Total comprehensive income	$18,709	$8,391	$20,093	$11,104	$11,563	$14,811	$15,188	$8,794

Basic net income per common share	$0.72	$0.72	$0.74	$0.70	$0.67	$0.72	$0.68	$0.63
Diluted net income per common share	$0.71	$0.72	$0.73	$0.69	$0.67	$0.72	$0.67	$0.63