Form 10-Q
period 2004-03-31
CATHAY GENERAL BANCORP
filed 2004-05-10
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                     March 31, 2004

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

    Common stock, $.01 par value, 24,881,339 shares outstanding as of April 30, 2004.

_______________________________________________________________________________________________

CATHAY GENERAL BANCORP AND SUBSIDIARies

1st QUARTER 2004 REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Business

Merger with GBC Bancorp

Basis of Presentation

Recent Accounting Pronouncements

Earnings per Share

Stock-Based Compensation

Commitments and Contingencies

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Statement Review

Financial Condition Review

Asset Quality Review

Capital Resources

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

_______________________________________________________________________________________________

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

(Unaudited)

_______________________________________________________________________________________________

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share and per share data)	March 31, 2004	December 31, 2003	% change
Assets
Cash and due from banks	$ 153,101	$ 111,699	37
Federal funds sold and securities purchased under agreements to resell	-	82,000	(100)
Cash and cash equivalents	153,101	193,699	(21)
Investment securities (amortized cost of $1,751,707 in 2004 and $1,692,780 in 2003)	1,780,485	1,707,962	4
Loans	3,423,417	3,306,421	4
Less: Allowance for loan losses	(65,801)	(65,808)	(0)
Unamortized deferred loan fees	(11,234)	(10,862)	3
Loans, net	3,346,382	3,229,751	4
Other real estate owned, net	-	400	(100)
Affordable housing investments, net	34,837	32,977	6
Premises and equipment, net	35,095	35,624	(1)
Customers' liability on acceptances	11,996	11,731	2
Accrued interest receivable	19,643	21,553	(9)
Goodwill	241,223	241,728	(0)
Other intangible assets, net	51,418	52,730	(2)
Other assets	12,035	13,760	(13)
Total assets	$ 5,686,215	$ 5,541,915	3
Liabilities and Stockholders' Equity
Deposits
Non-interest-bearing demand deposits	$ 635,035	$ 633,556	0
Interest-bearing deposits:
NOW deposits	282,030	279,679	1
Money market deposits	605,671	657,638	(8)
Savings deposits	421,353	425,076	(1)
Time deposits under $100	550,124	559,305	(2)
Time deposits of $100 or more	1,877,234	1,872,827	0
Total deposits	4,371,447	4,428,081	(1)

Federal funds purchased and securities sold under agreement to repurchase	119,000	82,500	44
Advances from the Federal Home Loan Bank	373,404	258,313	45
Other borrowings	8,654	27,622	(69)
Minority interest in consolidated subsidiary	6,560	4,412	49
Acceptances outstanding	11,996	11,731	2
Junior subordinated notes	53,871	53,856	100
Other liabilities	94,600	56,104	69
Total liabilities	5,039,532	4,922,619	2
Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares
Authorized, none issued	-	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized,
25,124,001 issued and 24,859,404 outstanding in 2004 and
24,804,091 outstanding in 2003	252	251	0
Treasury stock, at cost (319,910 shares in 2004 and in 2003)	(8,810)	(8,810)	-
Additional paid-in-capital	371,647	365,272	2
Unearned compensation	(14,129)	(10,834)
Accumulated other comprehensive income, net	17,321	9,444	83
Retained earnings	280,402	263,973	6
Total stockholders' equity	646,683	619,296	4

Total liabilities and stockholders' equity	$ 5,686,215	$ 5,541,915	3

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
(In thousands, except share and per share data)	2004	2003
INTEREST INCOME
Interest on loans	$ 45,459	$ 26,936
Interest on securities available-for-sale	18,579	8,871
Interest on federal funds sold and securities purchased under agreements to resell	50	173
Interest on deposits with banks	30	2
Total interest income	64,118	35,982
INTEREST EXPENSE
Time deposits of $100 or more	7,234	5,200
Other deposits	3,732	2,681
Other borrowed funds	2,083	1,254
Total interest expense	13,049	9,135
Net interest income before provision for loan losses	51,069	26,847
Provision for loan losses	-	1,650
Net interest income after provision for loan losses	51,069	25,197
NON-INTEREST INCOME
Securities (losses) gains	(202)	1,795
Letters of credit commissions	954	498
Depository service fees	1,935	1,333
Other operating income	1,709	1,165
Total non-interest income	4,396	4,791
NON-INTEREST EXPENSE
Salaries and employee benefits	12,218	6,643
Occupancy expense	2,128	981
Computer and equipment expense	2,033	820
Professional services expense	1,547	997
FDIC and State assessments	270	130
Marketing expense	699	389
Other real estate owned expense	477	46
Operations of affordable housing investments	749	525
Amortization of core deposit intangibles	1,333	47
Other operating expense	1,806	756
Total non-interest expense	23,260	11,334
Income before income tax expense	32,205	18,654
Income tax expense	12,302	6,120
Net income	19,903	12,534
Other comprehensive income (loss), net of tax
Unrealized holding losses arising during the period	8,165	(292)
Unrealized gains (losses) on cash flow hedge derivatives	(2)	27
Less: reclassfication adjustments included in net income	286	1,164
Total other comprehensive income (loss), net of tax	7,877	(1,429)
Total comprehensive income	$ 27,780	$ 11,105

Net income per common share:
Basic	$ 0.80	$ 0.70
Diluted	$ 0.79	$ 0.69

Cash dividends paid per common share	$ 0.14	$ 0.14
Basic average common shares outstanding	24,835,650	18,003,791
Diluted average common shares outstanding	25,092,652	18,117,001

                  See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
(In thousands)	2004	2003
Cash Flows from Operating Activities:
Net income	$ 19,903	$ 12,534
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	-	1,650
Provision for losses on other real estate owned	400	-
Depreciation	819	416
Gain on sale of loans	(125)	(140)
Gain on sale and call of investment securities	(33)	(1,897)
Proceeds from sale of loans	1,614	3,042
Write-downs on venture capital investments	235	102
Amortization of investment securities	1,956	511
Other non-cash interest	(1,117)	-
Amortization of intangibles	1,312	47
Stock-based compensation expense	719	97
Tax benefit from stock-based compensation expense	(302)	(41)
Increase in deferred loan fees, net	372	216
Decrease in accrued interest receivable	1,910	1,265
Decrease in other assets, net	2,230	2,409
Increase (decrease) in other liabilities	40,887	(49,022)
Net cash provided (used) by operating activities	70,780	(28,811)
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(236,111)	(131,192)
Proceeds from maturity, prepayments and call of investment securities available-for-sale	175,025	33,318
Proceeds from sale of investment securities available-for-sale	-	18,014
Purchase of investment securities held-to-maturity	-	(2,847)
Proceeds from maturity, prepayments and call of investment securities held-to-maturity	-	36,570
Purchase of mortgage-backed securities held-to-maturity	-	(34,645)
Net increase in loans	(118,899)	(81,420)
Purchase of premises and equipment	(290)	(91)
Net increase in investments in affordable housing	(1,860)	31
Additional cash payments related to acquisition of GBC Bancorp	(7,241)	-
Net cash used in investing activities	(189,376)	(162,262)
Cash Flows from Financing Activities:
Net (decrease)/ increase in demand deposits, NOW deposits, money market and savings deposits	(51,860)	53,253
Net (decrease)/ increase in time deposits	(4,158)	48,543
Net increase in securities sold under agreements to repurchase	36,500	97,000
Increase in advances from Federal Home Loan Bank	117,046	-
Cash dividends	(3,473)	(2,519)
Issuance of preferred stock of subsidiary	2,148	-
Repayment of other borrowings	(20,000)	-
Proceeds from shares issued to the Dividend Reinvestment Plan	664	588
Proceeds from exercise of stock options	1,131	-
Purchase of treasury stock	-	(523)
Net cash provided by financing activities	77,998	196,342
Increase in cash and cash equivalents	(40,598)	5,269
Cash and cash equivalents, beginning of period	193,699	89,777
Cash and cash equivalents, end of period	$ 153,101	$ 95,046
Supplemental disclosure of cash flows information
Cash paid during the period:
Interest	$ 13,174	$ 9,365
Income taxes	$ 9,100	$ 21,558
Non-cash investing activities:
Transfer to investment securities available-for-sale within 90 days of maturity	$ -	$ 125
Net change in unrealized holding gain on securities available-for-sale, net of tax	$ 7,879	$ (1,456)
Net change in unrealized gains on cash flow hedge derivatives, net of tax	$ (2)	$ 27

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Business

Cathay General Bancorp (the "Bancorp") is the holding company for Cathay Bank (the "Bank"), four limited partnerships owned by the Bank investing in affordable housing investments, and GBC Venture Capital, Inc., (together the "Company" or "we", "us," or "our"). Bancorp also owns 100% of the common stock of three statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. The Bank now operates twenty-three branches in Southern California, nine branches in Northern California, one branch in Washington State, three branches in New York State, two branches in Massachusetts, and one branch in Houston, Texas, plus representative offices in Taipei, Taiwan, Hong Kong and Shanghai, China. In addition, the Bank's subsidiaries, Cathay Investment Company and GBC Trade Services, Asia Limited maintain offices in Taiwan and Hong Kong, respectively. The Bank is a commercial bank, servicing primarily individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.

Merger with GBC Bancorp

As of the close of business on October 20, 2003, the Company completed its merger with GBC Bancorp and General Bank ("GBC merger"), pursuant to the terms of the Agreement and Plan of Merger dated May 6, 2003. As a result of the merger, Cathay Bancorp, Inc. issued 6.75 million shares of its newly issued common stock, and paid $162.4 million in cash for all of the issued and outstanding shares of GBC Bancorp common stock. In addition, the Company's name was changed to Cathay General Bancorp. The results of GBC Bancorp's operations have been included in the Company's consolidated financial statements since October 20, 2003. The return on assets and return on equity after the merger with GBC Bancorp are lower than in previous periods, due in part to the increases in assets and stockholders' equity as a result of the GBC merger.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

Recent Accounting Pronouncements

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". This EITF describes a model involves three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than-temporary, and (3) to recognize the impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. The EITF's impairment accounting guidance is effective for reporting periods beginning after June 15, 2004. The Company is determining the impact of this EITF on its consolidated financial statements.

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

On March 21, 2000, we entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at March 31, 2004, was approximately four quarters. At March 31, 2004, the fair value of the interest rate swap was $1.1 million, exclusive of accrued interest. Amounts to be paid or received on the interest rate swap are reclassified into earnings upon the receipt of interest payments in the underlying hedged loans, including amounts totaling $0.3 million that were reclassified into earnings during the quarter ended March 31, 2004. The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to reclassify into earnings within the next 12 months is approximately $1.1 million.

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

For the three months ended March 31, 2003 and 2004, stock options to purchase an additional 0.2 million and 1.3 million shares, respectively, of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

The following table sets forth basic and diluted earnings per share calculations:

	Three months ended March 31,
(Dollars in thousands, except share and per share data)	2004	2003
Net income	$ 19,903	$ 12,534

Weighted-average shares:
Basic weighted-average number of common shares outstanding	24,835,650	18,003,791
Dilutive effect of weighted-average outstanding common shares equivalents	257,002	113,210
Diluted weighted-average number of common shares outstanding	25,092,652	18,117,001
Earnings per share:
Basic	$ 0.80	$ 0.70
Diluted	$ 0.79	$ 0.69

Stock-Based Compensation

Prior to 2003, the Company used the intrinsic-value method to account for stock-based compensation. Accordingly, no expense was recorded in periods prior to 2003. In 2003, the Company adopted prospectively the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," and began recognizing the expense associated with stock options granted during 2003 using the fair value method, which resulted in charges to salaries and employee benefits for the first quarter of 2003 and 2004 of $97,000 and $719,000, respectively. Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date, and is recognized as an expense over the vesting period of the grant. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company's stock, expected dividends on the stock and a risk-free interest rate. Since compensation cost is measured at the grant date, the only variable whose change would impact expected compensation expense recognized in future periods for 2003 and 2004 grants is actual forfeitures.

Under SFAS No.123, the weighted average per share fair value of the options granted during the first quarter of 2004 and the full year 2003 was $13.33 and $11.12, respectively, on the date of grant. Fair value under SFAS No.123 is determined using the Black-Scholes option pricing model with the following assumptions:

	2004	2003
Expected life - number of years	4	4
Risk-free interest rate	2.65%	2.67%
Volatility	27.26%	28.17%
Dividend yield	0.98%	1.19%

If the compensation cost for the Company's stock option plan had been determined with the fair value at the grant dates, for all awards under the Plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for the first quarter of 2003 and 2004 would have been reduced to the pro forma amounts indicated in the table below.

	2004	2003
Net income, as reported	$ 19,903	$ 12,534
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	416	56
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(489)	(124)
Pro forma net income	$ 19,830	$ 12,466

Earnings per share:
Basic - as reported	$ 0.80	$ 0.70
Basic - pro forma	0.79	0.69

Diluted - as reported	0.79	0.69
Diluted - pro forma	0.79	0.69

Commitments and Contingencies

In the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans, or through commercial or standby letters of credit, and financial guarantees. Those instruments represent varying degrees of exposure to risk in excess of the amounts included in the accompanying condensed consolidated statements of condition. The contractual or notional amount of these instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the level of expected losses, if any.

The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

(In thousands)	At March 31, 2004	At December 31, 2003
Commitments to extend credit	$ 1,077,590	$ 1,039,949
Investment Commitments	24,005	23,316
Standby letters of credit	46,281	57,443
Other letters of credit	84,852	81,175
Bill of lading guarantee	304	818
Total	$ 1,233,032	$ 1,202,701

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment agreement. These commitments generally have fixed expiration dates and the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrowers. Letters of credit, including standby letters of credit and bill of lading guarantees, are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing these types of instrument is essentially the same as that involved in making loans to customers.

Regulated Investment Company

As previously disclosed, in the fourth quarter of 2003, a change in the California tax law was enacted by the California Legislature which would, among other things, deny certain tax deductions related to regulated investment companies from and after January 1, 2003. On December 31, 2003, the California Franchise Tax Board (FTB) announced its position that such tax deductions would also be disallowed for tax periods prior to January 1, 2003. As also previously disclosed, in December, 2002, the Company decided to deregister its regulated investment company and, in February, 2003, the Company completed such deregistration. The Company had created the regulated investment company for the purpose of raising capital.

The Company believes that the tax benefits recorded in the three prior years with respect to its regulated investment company were appropriate and fully defensible under California law in effect at the time the tax benefits were recorded. The Company had relied on the existing California tax law related to regulated investment companies and on an outside tax opinion in creating this subsidiary. Nevertheless, the Company has deemed it prudent to participate in the voluntary compliance initiative (VCI) offered by the FTB in order to avoid certain potential penalties should the FTB prevail in its position to disallow tax deductions for periods prior to enactment of the legislation described above, although participation in the VCI does not eliminate the accuracy-related penalty should the FTB prevail in its position. Pursuant to the VCI program, the Company filed amended California income tax returns on April 12, 2004, for all affected years (2000, 2001, and 2002) and paid the resulting taxes and interest due in the aggregate sum of $16.2 million, which is deductible for federal income tax purposes. Concurrent with the filing of the amended income tax returns, the Company also filed refund claims for the amounts paid. These refund claims will be reflected as assets in the Company's consolidated financial statements. Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims. The Company will continue to follow the latest developments with regards to this matter and actively pursue its refund claims.

Acquisition reserves related to GBC Bancorp

Reserves for estimated lease termination costs of $1.3 million and severance and contract termination costs of $1.3 million were established as purchase price adjustments for the October 20, 2003 merger with GBC Bancorp. Through March 31, 2004, approximately $0.1 million of these costs have been incurred and paid. During the first quarter of 2004, the reserve for estimated lease termination costs was decreased by $0.9 million to reflect a decrease in the number of branches expected to be closed. Goodwill was reduced by $0.5 million to reflect the after-tax impact of this adjustment.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is given based on the assumption that the reader has access to and read the Annual Report on Form 10-K for the year ended December 31, 2003, of Cathay General Bancorp ("Bancorp") and its wholly-owned subsidiary Cathay Bank (the "Bank" and together the "Company" or "we", "us," or "our").

The statements in this report include forward-looking statements regarding management's beliefs, projections, and assumptions concerning future results and events. These forward-looking statements may, but do not necessarily, include words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "may," "will," "should," "could," "predicts," "potential," "continue" or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, adverse developments, or conditions related to or arising from:

  the Company's ability to integrate its operations after its recent merger with GBC Bancorp and realize the benefits of that merger;
  demographic changes;
  fluctuations in interest rates;
  inflation;
  competition;
  war and terrorism;
  general economic or business conditions in California and other regions where Cathay Bank has operations such as the impact of the California budget deficit;
  changes in business strategy, including the formation of a real estate investment trust (REIT) and the deregistration of its registered investment company (RIC);
  and legislative and regulatory developments such as the potential effects of recently enacted California tax legislation and the subsequent Franchise Tax Board announcement on December 31, 2003 regarding the taxation of REITs and RICs.

These and other factors are further described in Cathay General Bancorp's Annual Report on Form 10-K for the year ended December 31, 2003, its reports and registration statements filed (including those filed by GBC Bancorp prior to the merger) with the Securities and Exchange Commission ("SEC") and other filings it makes in the future with the SEC from time to time. Cathay General Bancorp has no intention and undertakes no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

Cathay General Bancorp's filings with the SEC are available to the public from commercial document retrieval services and at the website maintained by the SEC at htpp://www.sec.gov, or by requests directed to Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012, Attn: Investor Relations (213) 625-4749.

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans; management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described under the heading "Allowance for Loan Losses."

Accounting for the merger with GBC Bancorp involves significant judgments and assumptions by management, which have a material impact on the carrying value of fixed rate loans and borrowings and the determination of core deposit intangible assets and goodwill. The judgments and assumptions used by management are described in Note 2 to the Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 2003.

FIRST QUARTER HIGHLIGHTS:

  First quarter earnings increased $7.4 million, or 58.8%, compared to the same quarter a year ago.
  Fully diluted earnings per share reached $0.79 and increased 14.5% compared to the same quarter a year ago.
  Return on average stockholders' equity was 12.71% and return on average assets was 1.45% for the quarter ended March 31, 2004.
  Net chargeoffs of $7,000 as recoveries of $2.3 million offset chargeoffs of $2.3 million.
  Net interest margin improved to 4.07% compared to 3.84% for the fourth quarter of 2003.

Income Statement Review

Net Income

Net income for the first quarter of 2004 was $19.9 million or $0.79 per diluted share, a 58.8% increase in net income compared with net income of $12.5 million or $0.69 per diluted share for the same quarter a year ago. Return on average stockholders' equity was 12.71% and return on average assets was 1.45% for the first quarter of 2004 compared with a return on average stockholders' equity of 17.43% and a return on average assets of 1.79% for the three months ended March 31, 2003.

FINANCIAL PERFORMANCE

	First quarter 2004	First quarter 2003
(In thousands, except per share data)
Net income	$ 19,903	$ 12,534
Basic earnings per share	$0.80	$0.70
Diluted earnings per share	$0.79	$0.69
Return on average assets	1.45%	1.79%
Return on average stockholders' equity	12.71%	17.43%
Efficiency ratio	41.94%	35.82%
Total average assets	$ 5,537,873	$ 2,844,276
Total average stockholders equity	$ 629,996	$ 291,608

Net Interest Income Before Provision for Loan Losses

Our net interest income before provision for loan losses increased to $51.1 million during the first quarter of 2004, or 90.2% higher than the $26.8 million during the same quarter a year ago. The increase was due primarily to the merger with GBC Bancorp and strong growth in loans.

The net interest margin, on a fully taxable-equivalent basis, increased 23 basis points from 3.84% during the fourth quarter of 2003 to 4.07% for the first quarter 2004, primarily as a result of increases in the yield on investment securities from the sale of lower yielding securities. The net interest margin decreased slightly from 4.11% in the first quarter of 2003 to 4.07% in the first quarter of 2004.

For the first quarter of 2004, the interest rate earned on our average interest-earning assets was 5.09% on a fully taxable-equivalent basis, and our cost of funds on average interest-bearing liabilities equaled 1.25%. In comparison, for the first quarter of 2003, the interest rate earned on our average interest-earning assets was 5.48% and our cost of funds on average interest-bearing liabilities equaled 1.69%.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin were as follows:

Interest-Earning Assets and Interest-Bearing Liabilities
Three months ended March 31,	2004			2003
		Interest	Average		Interest	Average
Taxable-equivalent basis	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest Earning Assets
Loans and leases (1)	$ 3,330,878	$ 45,459	5.49%	$ 1,917,364	$ 26,936	5.70%
Taxable securities	1,644,478	17,566	4.30	635,730	7,796	4.97
Tax-exempt securities (3)	100,282	1,558	6.25	93,108	1,653	7.20
Interest bearing deposits	5,077	30	2.38	830	2	0.98
Federal funds sold & securities purchased
under agreements to resell	24,088	50	0.83	57,622	173	1.22
Total interest-earning assets	5,104,803	64,663	5.09	2,704,654	36,560	5.48
Non-interest earning assets
Cash and due from banks	102,807			66,178
Other non-earning assets	408,706			103,117
Total non-interest earning assets	511,513			169,295
Less: Allowance for loan losses	(67,737)			(25,117)
Deferred loan fees	(10,706)			(4,556)
Total assets	$ 5,537,873			$ 2,844,276

Interest bearing liabilities:
Interest bearing demand accounts	$ 278,100	$ 212	0.31	$ 149,647	$ 86	0.23
Money market accounts	652,051	1,138	0.70	188,275	376	0.81
Savings accounts	417,487	310	0.30	290,233	211	0.29
Time deposits	2,432,373	9,306	1.54	1,430,745	7,208	2.04
Total interest-bearing deposits	3,780,011	10,966	1.17	2,058,900	7,881	1.55
Fed funds borrowed and repos	71,247	407	2.30	89,333	692	3.14
Other borrowings	291,281	1,103	1.52	50,256	562	4.54
Junior subordinated notes	53,862	573	4.28	-	-	-
Total interest-bearing liabilities	4,196,401	13,049	1.25	2,198,489	9,135	1.69
Non-interest bearing liabilities
Demand deposits	638,559			295,042
Other liabilities	72,917			59,137
Stockholders' equity	629,996			291,608
Total liabilities and stockholders' equity	$ 5,537,873			$ 2,844,276
Net interest spread (4)			3.84%			3.79%
Net interest income (4)		$ 51,614			$ 27,425
Net interest margin (4)			4.07%			4.11%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.

(2) Calculated by dividing net interest income by average outstanding interest-earning assets

(3) The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using an effective Federal income tax rate of 35%

(4) Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to afully taxable-equivalent basis using an effective Federal income tax rate of 35%

Taxable-Equivalent Net Interest Income - Changes Due to Rate and Volume(1)
	Three months ended March 31,
	2004-2003
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-Earning Assets:
Loans	$ 25,259	$ (6,736)	$ 18,523
Taxable securities	16,927	(7,157)	9,770
Tax-exempt securities (2)	616	(711)	(95)
Interest bearing deposits	25	3	28
Federal funds sold and securities purchased under agreement to resell	(80)	(43)	(123)

Total increase (decrease) in interest income	42,747	(14,644)	28,103
Interest-Bearing Liabilities:
Interest bearing demand accounts	92	34	126
Money market accounts	1,109	(347)	762
Savings accounts	96	3	99
Time deposits	12,225	(10,128)	2,097
Federal funds borrowed and securities sold under agreements to repurchase	(122)	(163)	(285)
Other borrowed funds	3,129	(2,587)	542
Junior subordinated debt	573	-	573
Total increase (decrease) in interest expense	17,102	(13,188)	3,914
Changes in net interest income	$ 25,645	$ (1,456)	$ 24,189

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

Provision for Loan Losses

The provision for loan losses was zero for the first quarter of 2004 compared to $2.2 million during the fourth quarter of 2003 and $1.7 million for the first quarter of 2003. The provision for loan losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance that management believes is sufficient to absorb loan losses inherent in the Company's loan portfolio. Total net charge-offs for the first quarter of 2004 were $7,000, compared to net recoveries for the fourth quarter of 2003 of $191,000 and net charge-offs for the first quarter of 2003 of $230,000. For the first quarter of 2004, chargeoffs and recoveries were both $2.3 million each. The first quarter of 2004 chargeoffs included a $1.4 million chargeoff taken on a construction loan which was subsequently sold and for which the Company had previously provided a specific allocation in the allowance for loan losses.

Non-Interest Income

Non-interest income, which includes revenues from service charges on deposit accounts, letters of credit commissions, securities sales, loan sales, wire transfer fees, and other sources of fee income, was $4.4 million for the first quarter of 2004, a decrease of $0.4 million, or 8.2%, compared to the non-interest income of $4.8 million for the first quarter of 2003.

For the first quarter of 2004, the Company recorded net securities losses of $0.2 million compared to $1.8 million of net gains for the same quarter of 2003.

Letters of credit commissions increased $456,000, or 91.6%, from $498,000 in the first quarter of 2003 to $954,000 in the first quarter of 2004. Comparing the first quarter of 2004 to the first quarter of 2003, depository service fees increased $602,000, or 45.2% and other operating income increased $544,000, or 46.7%. These increases were due primarily to the merger with GBC Bancorp.

Non-Interest Expense

Non-interest expense increased $11.9 million to $23.3 million in the first quarter of 2004 primarily due to the merger with GBC Bancorp. The efficiency ratio was 41.94% for the first quarter 2004 compared to 35.82% in the year ago quarter due to a faster increase in expenses than revenues. Salaries and employee benefits increased $5.6 million or 83.9% from $6.6 million in the first quarter of 2003 to $12.2 million in the first quarter of 2004 due to the merger with GBC Bancorp and a $0.6 million increase in stock option expense due to the amortization of stock options granted after the first quarter of 2003. Occupancy expense increased by $1.1 million or 117% from $1.0 million in the first quarter of 2003 to $2.1 million in the first quarter of 2004 due primarily to the merger with GBC Bancorp. Computer and equipment expense increased $1.2 million or 148% from $0.8 million in the first quarter of 2003 to $2.0 million in the first quarter of 2004 due to the additional expenses associated with operating General Bank's data processing systems and $0.5 million of conversion programming expenses. Professional services expense increased $0.6 million or 55.2% from $1.0 million in the first quarter of 2003 to $1.5 million in the first quarter of 2004 due to higher legal, consulting and other professional expenses primarily as a result of the merger with GBC Bancorp. Other real estate owned expense increased $0.4 million due to the writeoff of the Company's remaining foreclosed real estate property. Amortization of core deposit intangibles increased by $1.3 million due to the merger with GBC Bancorp. All other operating expenses increased $1.1 million or 139% due to the merger with GBC Bancorp and $0.2 million in expenses related to the settlement of the Company's 1997 and 1998 California income tax audits.

Income Taxes

The effective tax rates for the first quarter of 2004 and 2003 were 38.2% and 32.8%, respectively, compared to 36.7% for the full year 2003. The effective income tax rate for the first quarter of 2004 of 38.2% increased from the full year 2003 effective tax rate of 36.7% because the tax benefit from the Company's investments in affordable housing and other tax-exempt investments comprises a smaller percentage of pretax income in 2004 compared to 2003. Quarterly comparisons with the first three quarters of 2003 will be impacted by the real estate investment trust ("REIT") state tax benefits which were added to net income in the first three quarters of 2003 and then reversed in the fourth quarter of 2003.

As previously disclosed, in the fourth quarter of 2003, a change in the California tax law was enacted by the California Legislature which would, among other things, deny certain tax deductions related to regulated investment companies from and after January 1, 2003. On December 31, 2003, the California Franchise Tax Board (FTB) announced its position that such tax deductions would also be disallowed for tax periods prior to January 1, 2003. As also previously disclosed, in December, 2002, the Company decided to deregister its regulated investment company and, in February, 2003, the Company completed such deregistration. The Company had created the regulated investment company for the purpose of raising capital.

The Company believes that the tax benefits recorded in the three prior years with respect to its regulated investment company were appropriate and fully defensible under California law in effect at the time the tax benefits were recorded. The Company had relied on the existing California tax law related to regulated investment companies and on an outside tax opinion in creating this subsidiary. Nevertheless, the Company has deemed it prudent to participate in the voluntary compliance initiative (VCI) offered by the FTB in order to avoid certain potential penalties should the FTB prevail in its position to disallow tax deductions for periods prior to enactment of the legislation described above, although participation in the VCI does not eliminate the accuracy-related penalty should the FTB prevail in its position. Pursuant to the VCI program, the Company filed amended California income tax returns on April 12, 2004, for all affected years (2000, 2001, and 2002) and paid the resulting taxes and interest due in the aggregate sum of $16.2 million, which is deductible for federal income tax purposes. Concurrent with the filing of the amended income tax returns, the Company also filed refund claims for the amounts paid. These refund claims will be reflected as assets in the Company's consolidated financial statements. Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims. The Company will continue to follow the latest developments with regards to this matter and actively pursue its refund claims.

Financial Condition Review

Assets

Total assets increased by $144.3 million to $5.7 billion at March 31, 2004, up 2.6% from year-end 2003 of $5.5 billion. The increase in total assets was due primarily to increases in loans and investment securities.

Securities

Total securities were $1.78 billion or 31.3% of total assets at March 31, 2004 compared with $1.71 billion or 30.8% of total assets at December 31, 2003. The increase was primarily due to purchases of mortgage-backed securities and collateralized mortgage obligations during the first quarter of 2004.

The net unrealized gain on securities available-for-sale, which represented the difference between fair value and amortized cost, increased to $28.8 million compared from a net unrealized gain of $15.2 million at year-end 2003. Net unrealized gains and losses in the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax.

The average taxable-equivalent yield on investment securities decreased 86 basis points to 4.40% for the quarter ended March 31, 2004, compared with 5.26% during the same quarter a year-ago, as securities matured, prepaid or were called and proceeds were reinvested at the lower prevailing interest rates.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale, as of March 31, 2004, and December 31, 2003:

	March 31, 2004
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$ 293,972	$ 6,530	$ 48	$ 300,454
State and municipals securities	78,234	3,799	102	81,931
Mortgage-backed securities	886,636	14,008	558	900,086
Commercial mortgage-backed securities	64,568	1,492	9	66,051
Collateralized mortgage obligations	303,873	5,753	12	309,614
Asset-backed securities	23,820	168	18	23,970
Corporate bonds	39,024	1,074	-	40,098
Equity securities	32,931	-	3,322	29,609
Other securities	28,649	23	-	28,672
Total	$ 1,751,707	$ 32,847	$ 4,069	$ 1,780,485

	December 31, 2003
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$ 325,886	$ 5,294	$ 1,237	$ 329,943
State and municipals securities	75,770	3,621	59	79,332
Mortgage-backed securities	823,227	9,814	2,372	830,669
Commercial mortgage-backed securities	68,309	647	25	68,931
Collateralized mortgage obligations	264,762	2,236	120	266,878
Asset-backed securities	25,995	336	22	26,309
Corporate bonds	39,170	1,255	43	40,382
Equity securities	32,955	-	4,262	28,693
Other securities	36,706	119	-	36,825
Total	$ 1,692,780	$ 23,322	$ 8,140	$1,707,962

The Company has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost. The securities included in the table below represent only 7.0% of the fair value of the Company's securities. Securities with unrealized losses for less than twelve months represent 0.7% of the historical cost and generally resulted from increases in interest rates from the date that these securities were purchased. All of these securities are investment grade.

At March 31, 2004 and December 31, 2003, equity securities included $25.0 million of preferred stock issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. These issues of preferred stock are tied to various short term indexes ranging from the three-month LIBOR interest rate to the two year U. S. treasury rate. These securities have AA- credit ratings from the securities rating agencies and are callable by the issuer at par.

At March 31, 2004, the unrealized loss on these preferred stock total $3.3 million compared to $4.3 million at December 31, 2003. It is expected that these investments will increase in value as short term interest rates rise toward their historical levels.

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". This EITF describes a model involves three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than-temporary, and (3) to recognize the impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. The EITF's impairment accounting guidance is effective for reporting periods beginning after June 15, 2004. The Company is determining the impact of this EITF on its consolidated financial statements.

At March 31, 2004, management believes the impairments detailed in the table below are temporary and accordingly no impairment loss has been recognized in the Company's consolidated statement of income.

Impaired Securities at March 31, 2004
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government agencies	$ 9,422	$ 48			$ 9,422	$ 48
State and municipal securities	4,831	102			4,831	102
Mortgage-backed securities	74,604	558			74,604	557
Commercial Mortgage-backed securities	5,662	9			5,662	10
Collateralized mortgage obligations	6,547	12			6,547	12
Asset-backed securities	2,560	18			2,560	18
Equity securities	-	-	21,678	3,322	21,678	3,322
Total	$ 103,626	$ 747	$ 21,678	$ 3,322	$ 125,304	$ 4,069

The following table summarizes the scheduled maturities by security type of securities available-for-sale as of March 31, 2004.

	March 31, 2004
		After One Year to Five Years	After Five Years to Ten Years
(In thousands)	One Year or Less			Over Ten Years	Total
Maturity Distribution:
U.S. government agencies	$ -	$ 209,643	$ 90,168	$ 643	$ 300,454
State and municipal securities	698	13,995	38,676	28,562	81,931
Mortgage-backed securities(1)	-	17,558	21,444	861,084	900,086
Commercial mortgage-backed
securities(1)	-	7,600	-	58,451	66,051
Collateralized mortgage
obligations(1)	-	362	43,587	265,665	309,614
Asset-backed securities(1)	-	18,836	-	5,134	23,970
Corporate bonds	22,474	17,624	-	-	40,098
Equity securities	29,609	-	-	-	29,609
Other securities	28,672	-	-	-	28,672
Total	$ 81,453	$ 285,618	$ 193,875	$ 1,219,539	$ 1,780,485

(1) Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.

On March 18, 2004, the Company signed a stock purchase agreement with Broadway Financial Corporation (Broadway) providing for the purchase by the Company of shares of Broadway common stock at a price of $13.50 per share. The Company and Broadway have informally agreed that the Company will proceed with the purchase of approximately 70,000 shares (a 4.9% interest) of Broadway's common stock during the second quarter.

Loans

Gross loans at March 31, 2004, were $3.42 billion compared with gross loans at year-end 2003 of $3.31 billion. Gross loan growth during the first quarter equaled $117.0 million, an increase of 3.5% from year-end 2003, reflecting primarily increases in commercial mortgage loans.

Commercial mortgage loans increased $141.3 million or 8.2% to $1.86 billion at March 31, 2004, compared to $1.72 billion at year-end 2003. At March 31, 2004, this portfolio represented approximately 55.5% of the Bank's gross loans compared to 53.1% at year-end 2003. The increases in commercial mortgage loans were partially offset by decreases in commercial loans totaling $9.8 million and decreases in construction loans totaling $20.3 million during the quarter.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollar in thousands)	March 31, 2004	% of Total	December 31, 2003	% of Total	% Change
Loans
Commercial	$ 946,593	28.3%	$ 956,382	29.6%	(1.0)
Residential mortgage	272,141	8.1	262,954	8.1	3.5
Commercial mortgage	1,856,754	55.5	1,715,434	53.1	8.2
Real estate construction	339,080	10.1	359,339	11.1	(5.6)
Installment	7,688	0.2	11,452	0.4	(32.9)
Other	1,161	0.1	860	0.0	35.0
Gross loans and leases	$ 3,423,417	102.3	$ 3,306,421	102.3	3.5

Allowance for loan losses	(65,801)	(2.0)	(65,808)	(2.0)	(0.0)
Unamortized deferred loan fees	(11,234)	(0.3)	(10,862)	(0.3)	3.4

Total loans and leases, net	$ 3,346,382	100.0%	$ 3,229,751	100.0%	3.6

Asset Quality Review

Non-performing Assets

Non-performing assets ("NPAs") to gross loans plus other real estate owned decreased to 1.07% at March 31, 2004, from 1.19% at December 31, 2003, and increased from 0.35% at March 31, 2003. Total non-performing assets decreased to $36.6 million at March 31, 2004, compared with $39.3 million at December 31, 2003, and $6.8 million at March 31, 2003. Non-performing assets include accruing loans past due 90 days or more, non-accrual loans, and other real estate owned.

The following table sets forth the breakdown of non-performing assets by categories as of the dates indicated:

(In thousands)	March 31, 2004	December 31, 2003
Non-performing assets
Accruing loans past due 90 days or more	$ 3,728	$ 5,916
Non-accrual loans	32,913	32,959
Total non-performing loans	36,641	38,875

Other real estate owned	-	400
Total non-performing assets	$ 36,641	$ 39,275
Troubled debt restructurings	$ 5,248	$ 5,808

Non-performing assets as a percentage of gross loans and OREO	1.07%	1.19%
Allowance for loan losses as a percentage of non-performing loans	180%	169%

Non-accrual Loans

Non-accrual loans of $32.9 million at March 31, 2004, consisted mainly of $14.7 million in real estate loans and $18.2 million in commercial loans. The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	March 31, 2004			December 31, 2003
	Real			Real
	Estate (1)	Commercial	Other	Estate (1)	Commercial	Other
	(In thousands)
Type of Collateral
Single/ multi-family residence	$ 1,069	$ -	$ -	$ 799	$ -	$ -
Commercial real estate	12,533	1,481	-	6,862	1,630	-
Land	1,048	-	-	-	-	-
UCC	-	13,010	-	-	19,664	-
Other	-	6	18	-	-	17
Unsecured	-	3,748	-	-	3,987	-
Total	$ 14,650	$ 18,245	$ 18	$ 7,661	$ 25,281	$ 17

(1) Real estate includes commercial mortgage loans, real estate constuction loans, and residential mortgage loans.

The following table presents non-accrual loans by type of businesses the borrowers are engaged in, as of the dates indicated:

	March 31, 2004			December 31, 2003
	Real			Real
	Estate (1)	Commercial	Other	Estate (1)	Commercial	Other
	(In thousands)
Type of Business
Real estate development	5,415	-	-	$ 3,656	$ 100	$ -
Wholesale/Retail	7,502	2,722	-	2,525	3,295	-
Food/Restaurant	-	897	-	-	996	-
Import/Export	1,109	14,613	-	1,300	20,890	-
Other	624	13	18	180	-	17
Total	$ 14,650	$ 18,245	$ 18	$ 7,661	$ 25,281	$ 17

(1) Real estate includes commercial mortgage loans, real estate constuction loans, and residential mortgage loans.

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is a formal restructure of a loan when the lender, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date.

At March 31, 2004, troubled debt restructurings totaling $5.2 million compared to $5.8 million at December 31, 2003.

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

We identified impaired loans with a recorded investment of $27.2 million at March 31, 2004, compared with $40.8 million at year-end 2003. The decrease in impaired loans during the first quarter resulted from payoffs and chargeoffs of impaired loans. The following tables present a breakdown of impaired loans and the related allowances as of the dates indicated:

	At March 31, 2004			At December 31, 2003
	Recorded		Net	Recorded		Net
(In thousands)	Investment	Allowance	Balance	Investment	Allowance	Balance
Commercial	$ 22,488	$ 4,737	$ 17,751	$ 29,778	$ 6,149	$ 23,629
Real Estate (1)	4,732	662	4,070	11,060	1,397	9,663
Total	$ 27,220	$ 5,399	$ 21,821	$ 40,838	$ 7,546	$ 33,292

(1) Real Estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

Loan Concentration

There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of March 31, 2004 or December 31, 2003.

Allowance for Loan Losses

The Bank's management is committed to managing the risk in its loan portfolio by maintaining the allowance for loan losses at a level that is considered to be equal to the estimated and known risks in the loan portfolio. With a risk management objective, the Bank's management has an established monitoring system that is designed to identify impaired and potential problem loans and permit periodic evaluation of impairment and the adequacy level of the allowance for loan losses in a timely manner. The nature of the process by which the Bank determines the appropriate allowance for loan losses requires the exercise of considerable judgment. The allowance for loan losses is increased by charges to the provision for loan losses. Identified credit exposures that are determined to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for loan losses.

The allowance for loan losses amounted to $65.8 million at March 31, 2004, and represented the amount needed to maintain an allowance that we believe should be sufficient to absorb loan losses inherent in the Company's loan portfolio. The allowance for loan losses represented 1.92% of period-end gross loans and 180% of non-performing loans at March 31, 2004. The comparable ratios were 1.99% of year-end 2003 gross loans and 169% of non-performing loans at December 31, 2003. Total charge-offs increased to $2.3 million in the first quarter of 2004 from $283,000 in the first quarter 2003. The first quarter 2004 chargeoffs included a $1.4 million chargeoff taken on a construction loan which was subsequently sold and for which the Company had previously provided a specific allocation in the allowance for loan losses.

The following table sets forth information relating to the allowance for loan losses for the periods indicated:

	For the quarter ended March 31, 2004	For the year ended December 31, 2003
(Dollars in thousands)

Balance at beginning of period	$65,808	$24,543
Provision for loan losses	-	7,150
Loans charged off	(2,316)	(856)
Recoveries of loans charged off	2,309	923
Allowance from General Bank at merger date	-	34,048
Balance at end of period	$65,801	$65,808

Average loans outstanding, net of fees, during the period	$3,320,172	$2,227,335
Ratio of net charge-offs to average net loans outstanding during the period (annualized)	0.00%	N/A
Provision for loan losses to average net loans outstanding during the period (annualized)	0.00%	0.32%
Allowance to non-performing loans, at period-end	179.58%	169.28%
Allowance to gross loans, at period-end	1.92%	1.99%

Our allowance for loan losses consists of the following:

  Specific allowance: For impaired loans, we provide specific allowances based on an evaluation of impairment, and for each criticized loan, we allocate a portion of the general allowance to each loan based on a loss percentage assigned. The percentage assigned depends on a number of factors including loan classification, the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral, charge-off history, management's knowledge of the portfolio, and general economic conditions.

  General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and by identifying risk characteristics that are common to the groups of loans. The allowance is provided to each segmented group based on the group's historical loan loss experience, trends in delinquencies and non-accrual loans, and other significant factors, such as national and local economy, trends and conditions, strength of management and loan staff, underwriting standards and the concentration of credit.

To determine the adequacy of the allowance in each of these two components, the Bank employs two primary methodologies, the classification process and the individual loan review analysis methodology. These methodologies support the basis for determining allocations between the various loan categories and the overall adequacy of the Bank's allowance to provide for probable loss in the loan portfolio.

With these above methodologies, the specific allowance is for those loans internally classified and risk graded as Special Mention, Substandard, Doubtful, or Loss. Additionally, the Bank's management allocates a specific allowance for "Impaired Credits," in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." The level of the general allowance is established to provide coverage for management's estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance.

The table set forth below reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

Allocation of Allowance for Loan Losses

(Dollars in thousands)	March 31, 2004		December 31, 2003
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
Type of Loans:	Amount	Gross Loans	Amount	Gross Loans
Commercial loans	$ 29,276	27.9%	$ 34,277	29.2%
Residential mortgage loans	1,100	8.0	1,090	10.7
Commercial mortgage loans	28,273	52.8	17,458	52.0
Real estate construction loans	6,953	11.0	12,899	7.6
Installment loans	53	0.3	61	0.5
Other loans	146	0.0	23	0.0
Total	$ 65,801	100.0%	$ 65,808	100%

The allowance allocated to commercial loans decreased from $34.3 million at December 31, 2003 to $29.3 million at March 31, 2004. The decrease in the allowance allocated to commercial loans resulted from the payoff of several nonaccrual loans. Commercial loans also comprised 82.6% of impaired loans, 76.8% of nonaccrual loans and 55.4% of loans over 90 days still on accrual status at March 31, 2004.

Because the credit quality of the residential mortgage loan portfolio has remained steady during the first quarter of 2004, management has maintained the allocated allowance for this segment at $1.1 million.

The allowance allocated to commercial mortgage loans increased from $17.5 million at December 31, 2003 to $28.3 million at March 31, 2004, due to the growth in the size of the commercial mortgage loan portfolio and the $4.2 million increase in nonaccrual loans in this segment.

The allowance allocated to construction loans has decreased from $12.9 million or 3.6% of December 31, 2003, construction loans to $7.0 million or 2.1% of March 31, 2004, construction loans. During the first quarter of 2004, a $1.4 million chargeoff was taken on a construction loan which was subsequently sold and for which the Company had previously provided a specific allocation in the allowance for loan losses. At March 31, 2004, $3.9 million in construction loans were on nonaccrual status. The Company continues to monitor its exposure, which was reduced during the first quarter, to condominium construction loans in the state of Washington which are experiencing slower than expected sales.

Allowances for other risks of potential loan losses equaled $6.9 million as of March 31, 2004, compared to $3.3 million at December 31, 2003 as a result of paydowns of problem loans and the sale of the construction loan discussed above. The components of the other risks that have a potential of affecting the Bank's portfolio are comprised of two basic elements. First, the Bank has set aside funds to cover the risk factors of a continued slow recovery from the last recession. The second component of other portfolio risk is the potential errors in loan classification and review methodologies, including the integration of General Bank's loan grading and reserving methodology with that of Cathay Bank. Based on these two above components of other risks, management has increased the allocation of the allowance for other risks as described above.

Deposits

Total deposits decreased $56.6 million or 1.3% from December 31, 2003. Non-interest-bearing checking accounts, interest-bearing checking accounts, and savings accounts comprised 44.5% of total deposits at March 31, 2004, time deposit accounts of less than $100,000 comprised 12.6% of total deposits, while the remaining 42.9% was comprised of time deposit accounts of $100,000 or more.

The following tables display the deposit mix as of the dates indicated:

(Dollars in thousands)	March 31, 2004	% of Total	December 31, 2003	% of Total	% Change
Deposits
Non-interest-bearing deposits	$ 635,035	14.5%	$ 633,556	14.3%	0.2%
Interest-bearing checking deposits	887,701	20.3	937,317	21.2	(5.3)
Savings deposits	421,353	9.7	425,076	9.6	(0.9)
Time deposits under $100	550,124	12.6	559,305	12.6	(1.6)
Time deposits of $100 or more	1,877,234	42.9	1,872,827	42.3	0.2
Total deposits	$ 4,371,447	100.0%	$ 4,428,081	100.0%	-1.3%

Borrowings

Total advances from the Federal Home Loan Bank of San Francisco increased by $115.1 million to $373.4 million at March 31, 2004, compared with $258.3 million at year-end 2003. The increase in borrowings was in short-term advances and Federal funds purchased, with the majority of the funds being used to fund loans. On January 28, 2004, Bancorp repaid in full the $20 million term loan borrowed from another financial institution.

Other Liabilities

Other liabilities increased to $94.6 million at March 31, 2004 from $56.1 million at December 31, 2003 due primarily to loan-related activities.

Capital Resources

Stockholders' equity of $646.7 million at March 31, 2004, increased by $27.4 million, or 4.4%, compared to $619.3 million at December 31, 2003. The increase of $27.4 million in stockholders' equity was due to the following:

  an addition of $19.9 million from net income, less dividends paid on common stock of $3.5 million;
  an increase of $0.7 million from issuance of additional common shares through the Dividend Reinvestment Plan;
  an increase of $7.9 million in accumulated other comprehensive income;
  an increase of $0.7 million from amortization of unearned compensation; and
  an increase of $1.7 million from stock option exercises and associated income tax benefits.

In April 2001, the Board of Directors approved a stock repurchase program of up to $15 million of our common stock. Cumulatively through March 31, 2004, the Company has repurchased 319,910 shares of our common stock for $8.81 million. No shares have been repurchased since the first quarter of 2003.

We declared cash dividends of 14 cents per common share in January 2004 on 24,805,463 shares outstanding, and in April 2004 on 24,859,404 shares outstanding. Total cash dividends paid in 2004, including the $3.5 million paid in April, amounted to $7.0 million.

Under the Equity Incentive Plan adopted by the Board of Directors in 1998, we granted options to purchase 338,100 shares of common stock with an exercise price of $57.39 per share to eligible officers and directors on February 19, 2004.

Capital Adequacy Review

Management seeks to maintain the Company's capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both the Bancorp's and the Bank's regulatory capital continued to well exceed the regulatory minimum requirements as of March 31, 2004. In addition, the capital ratios of the Bank place it in the "well capitalized" category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0% and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Bancorp's capital and leverage ratios as of March 31, 2004 and December 31, 2003:

	Cathay General Bancorp
	March 31, 2004		December 31, 2003
(Dollars in thousands)	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$ 415,722	10.38%	$ 391,873	9.95%
Tier 1 capital minimum requirement	160,242	4.00	157,498	4.00
Excess	$ 255,480	6.38%	$ 234,375	5.95%

Total capital (to risk-weighted assets)	$ 465,992	11.63%	$ 441,296	11.21%
Total capital minimum requirement	320,484	8.00	314,997	8.00
Excess	$ 145,508	3.63%	$126,299	3.21%

Tier 1 capital (to average assets)
- Leverage ratio	$ 415,722	7.89%	$ 391,873	7.97%
Minimum leverage requirement	210,694	4.00	196,694	4.00
Excess	$ 205,028	3.89%	$ 195,179	3.97%

Risk-weighted assets	$ 4,006,054		$ 3,937,458
Total average assets (1)	$ 5,267,350		$ 4,917,354

(1) Average assets represent average balances for the first quarter of 2004 and the fourth quarter of 2003.

The following table presents the Bank's capital and leverage ratios as of March 31, 2004, and December 31, 2003:

	Cathay Bank
	March 31, 2004		December 31, 2003
(Dollars in thousands)	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$ 397,248	9.94%	$ 375,543	9.56%
Tier 1 capital minimum requirement	159,907	4.00	157,167	4.00
Excess	$ 237,341	5.94%	$ 218,376	5.56%

Total capital (to risk-weighted assets)	$ 447,414	11.19%	$ 424,863	10.81%
Total capital minimum requirement	319,814	8.00	314,334	8.00
Excess	$ 127,600	3.19%	$ 110,529	2.81%

Tier 1 capital (to average assets)
- Leverage ratio	$ 397,248	7.56%	$ 375,543	7.70%
Minimum leverage requirement	210,067	4.00	195,078	4.00
Excess	$ 187,181	3.56%	$ 180,465	3.70%

Risk-weighted assets	$3,997,673		$3,929,169
Total average assets (1)	$5,251,666		$4,876,943

                        (1) Average assets represent average balances for the first quarter of 2004 and the fourth quarter of 2003.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank ("FHLB"). At March 31, 2004, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) remained at 31.9%, which is a slight decrease from the 32.9% at year-end 2003.

To supplement its liquidity needs, the Bank maintains a total credit line of $82.5 million for federal funds with three correspondent banks, and master agreements with seven brokerage firms whereby up to $350.0 million would be available through the sale of securities subject to repurchase. The Bank is also a shareholder of the FHLB of San Francisco, which enables the Bank to have access to lower cost FHLB financing when necessary. As of March 31, 2004, based on collateral pledged, the Bank had a total credit line with the FHLB of San Francisco totaling $518.8 million. The total credit outstanding with the FHLB of San Francisco at March 31, 2004, was $373.4 million. These borrowings are secured by residential mortgages and securities.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and investment securities available-for-sale. At March 31, 2004, such assets at fair value totaled $1.78 billion, with $0.71 billion pledged as collateral for borrowings and other commitments. The remaining $1.07 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

We had a significant portion of our time deposits maturing within one year or less as of March 31, 2004. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank's marketplace. However, based on our historical runoff experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank and proceeds from the issuances of securities, including proceeds from the issuance of its common stock pursuant to its Dividend Reinvestment Plan and the exercise of stock options. Dividends paid to the Bancorp by the Bank are subject to regulatory limitations. The business activities of the Bancorp consist primarily of the operation of the Bank with limited activities in other investments. Management believes the Bancorp's liquidity generated from its prevailing sources is sufficient to meet its operational needs.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
	March 31, 2004
	Interest Rate Sensitivity Period
	Within	Over 3 Months	Over 1 Year	Over	Non-interest
(Dollars in thousands)	3 Months	to 1 Year	to 5 Years	5 Years	Sensitive	Total
Interest-earning Assets:
Cash and due from banks	$ 10,279	$ -	$ -	$ -	$ 142,822	$ 153,101
Federal funds sold	-					-
Securities available-for-sale [1]	125,642	23,172	285,618	1,346,053	-	1,780,485
Loans receivable, gross [2]	2,637,232	108,401	239,230	405,641	-	3,390,504
Non-interest-earning assets, net	-	-	-	-	362,125	362,125
Total assets	$ 2,773,153	$ 131,573	$ 524,848	$ 1,751,694	$ 504,947	$ 5,686,215

Interest-bearing Liabilities:
Deposits
Demand deposits	$ -	$ -	$ -	$ -	$ 635,035	$ 635,035
Money market and NOW deposits [3]	48,112	146,160	357,140	336,289	-	887,701
Savings deposit [3]	17,786	87,143	195,938	120,486		421,353
TCDs under $100	272,900	249,261	27,963	-	-	550,124
TCDs $100 and over	773,457	847,098	256,679	-	-	1,877,234
Total deposits	1,112,255	1,329,662	837,720	456,775	635,035	4,371,447
Federal funds purchased and securities
sold under agreement to repurchase	119,000	-	-	-	-	119,000
Advances from FHLB	154,207	219,197	-	-	-	373,404
Other borrowings	-	-	-	8,654	-	8,654
Junior subordinated debt	53,871	-	-	-	-	53,871
Non-interest-bearing other liabilities	-	-	-	-	113,156	113,156
Stockholders' equity	-	-	-	-	646,683	646,683
Total liabilities and stockholders' equity	$ 1,439,333	$ 1,548,859	$ 837,720	$ 465,429	$ 1,394,874	$ 5,686,215
Interest sensitivity gap	$ 1,333,820	$ (1,417,286)	$ (312,872)	$ 1,286,265	$ (889,927)	-
Cumulative interest sensitivity gap	$ 1,333,820	$ (83,466)	$ (396,338)	$ 889,927	$ -	-
Gap ratio (% of total assets)	23.46%	-24.93%	-5.50%	22.62%	-15.65%	-
Cumulative gap ratio	23.46%	-1.47%	-6.97%	15.65%	0.00%	-

1   Includes $7.9 million of venture capital investments and $21.7 million of variable-rate agency preferred stock in the "Within three months" column.

2   Excludes allowance for loan losses of $65.8 million, unamortized deferred loan fees of $11.2 million and $32.9 million of non-accrual loans, which are included in non-interest-earning assets. Adjustable-rate loans are included in the "within three months" column, as they are subject to interest adjustments depending upon the terms on the loans.

3  The Company's own historical experience and decay factors are used to estimate the money market, NOW, and savings deposit runoff.

Since interest rate sensitivity analysis does not measure the timing differences in the repricing of assets and liabilities, we use a net interest income simulation model to measure the extent of the differences in the behavior of the lending and funding rates to changing interest rates, so as to project future earnings or market values under alternative interest rate scenarios. Interest rate risk arises primarily through the Company's traditional business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in interest rates and consumer preferences affect the spread between interest earned on assets and interest paid on liabilities. The net interest income simulation model is designed to measure the volatility of net interest income and net portfolio value, defined as net present value of assets and liabilities, under immediate rising or falling interest rate scenarios in 100 basis point increments. The Company monitors its interest rate sensitivity and attempts to reduce the risk of a significant decrease in net interest income caused by a change in interest rates.

The impact of interest rate changes to our net interest income is measured using a net interest income simulation model. The various products in our balance sheet are modeled to simulate their interest income and expense, and cash flow behavior in relation to immediate and sustained changes in interest rates. Interest income and interest expense for the next 12 months are calculated for current interest rates and for immediate and sustained rate shocks. The net interest income simulation model includes various assumptions regarding the repricing relationships for each product. Many of our assets are floating rate loans, which are assumed to reprice immediately and to the same extent as the change in the forecasted market rates according to their contracted index. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion. Our term deposits reprice based on their contractual maturity. This net interest income modeling analysis indicates the impact of change in net interest income for a given set of rate changes. In addition, the model assumes that the balance sheet does not grow and remains similar to the structure at the beginning of the simulation period. As such, the model does not account for all the factors that could impact a change to interest rates, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change. Furthermore, loan and investment spread relationships change regularly, whereas the model spread relationships are kept constant. Interest rate changes create changes in actual loan and investment prepayment rates that will differ from the market estimates incorporated in the analysis. In addition, the proportion of adjustable-rate loans in our portfolio could decrease or increase in future periods if market interest rates remain at or decrease or increase from current levels. The repricing of certain categories of assets and liabilities are subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes. As a result of the above constraints, actual results will differ from simulated results.

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At March 31, 2004, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 4.2%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 8.9%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 1.0%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 3.8%. The Company's simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level to value the net economic value of our portfolio of assets and liabilities in our policy to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. At March 31, 2004, the Company was within such guidelines.

Financial Derivatives

It is the policy of the Company not to speculate on the future direction of interest rates. However, the Company enters into financial derivatives in order to seek mitigation of exposure to interest rate risks related to our interest-earning assets and interest-bearing liabilities. We believe that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in the Company's assets or liabilities and against risk in specific transactions. In such instances, the Company may protect its position through the purchase or sale of interest rate futures contracts for a specific cash or interest rate risk position. Other hedge transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges will require an assessment of basis risk and must be approved by the Bank's Investment Committee.

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

On March 21, 2000, we entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at March 31, 2004, was approximately four quarters. At March 31, 2004, the fair value of the interest rate swap, excluding accrued interest, was $1.1 million, or $0.6 million net of tax. For the three months ended March 31, 2004, net amounts totaling $0.3 million were reclassified into earnings. The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to reclassify into earnings within the next 12 months is approximately $1.1 million.

Item 4.  CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this quarterly report. Based upon their evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting, that occurred during the fiscal quarter covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Bancorp's wholly-owned subsidiary, Cathay Bank, has been a party to ordinary routine litigation from time to time incidental to various aspects of its operations. Management is not currently aware of any litigation that is expected to have material adverse impact on the Company's consolidated financial condition, or the results of operations.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 - January 31, 2004	None
February 1, 2004 - February 28, 2004	None
March 1, 2004 - March 31, 2004	None
Total	None

In April 2001, the Board of Directors approved a stock repurchase program of up to $15 million of our common stock. Cumulatively through March 31, 2004, the Company has repurchased 319,910 shares of our common stock for $8.81 million. No shares have been repurchased since the first quarter of 2003.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) exhibits:

(i) Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii) Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iii) Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(iv) Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

(i) A Form 8-K was filed on January 28, 2004, reporting under Item 7 and Item 12 that, on January 27, 2004, Cathay General Bancorp announced in a press release its financial results for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp (Registrant)

Date: May 10, 2004	By /s/ DUNSON K. CHENG Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: May 10, 2004	By /s/ HENG W. CHEN Heng W. Chen Executive Vice President and Chief Financial Officer