Form 10-Q
period 2004-06-30
CATHAY GENERAL BANCORP
filed 2004-08-09
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                     June 30, 2004

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________________________

Commission file number _____________________________0-18630_______________________________

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

Common stock, $.01 par value, 24,918,673 shares outstanding as of July 30, 2004.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

2nd QUARTER 2004 REPORT ON FORM 10-Q

table of contents

PART I - FINANCIAL INFORMATION 3

Item 1. FINANCIAL STATEMENTS (Unaudited) 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 7

Business 7

Merger with GBC Bancorp and Related Acquisition Reserves 7

Basis of Presentation 7

Recent Accounting Pronouncements 8

Financial Derivatives 8

Earnings per Share 9

Stock-Based Compensation 9

Commitments and Contingencies 10

Regulatory Matters 11

Regulated Investment Company 11

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 12

Critical Accounting Policies 13

Income Statement Review 14

Financial Condition Review 17

Asset Quality Review 22

Capital Resources 27

Capital Adequacy Review 28

Liquidity 29

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK 30

Market Risk 30

Financial Derivatives 32

Item 4. CONTROLS AND PROCEDURES 33

PART II - OTHER INFORMATION 33

Item 1. LEGAL PROCEEDINGS 33

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS 33

Item 3. DEFAULTS UPON SENIOR SECURITIES 34

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 34

Item 5. OTHER INFORMATION 34

Item 6. EXHIBITS AND REPORTS ON FORM 8-K 34

SIGNATURES 35

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

(Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share and per share data)	June 30, 2004	December 31, 2003	% change

Assets
Cash and due from banks	$ 108,154	$ 111,699	(3)
Federal funds sold and securities purchased
under agreements to resell	27,000	82,000	(67)
Cash and cash equivalents	135,154	193,699	(30)
Investment securities (amortized cost of $1,760,058 in 2004 and $1,692,780 in 2003)	1,746,912	1,707,962	2
Loans	3,532,754	3,306,421	7
Less: Allowance for loan losses	(66,007)	(65,808)	-
Unamortized deferred loan fees	(10,141)	(10,862)	(7)
Loans, net	3,456,606	3,229,751	7
Other real estate owned, net	-	400	(100)
Affordable housing investments, net	37,765	32,977	15
Premises and equipment, net	34,660	35,624	(3)
Customers' liability on acceptances	15,657	11,731	33
Accrued interest receivable	19,658	21,553	(9)
Goodwill	240,459	241,728	(1)
Other intangible assets, net	50,153	52,730	(5)
Other assets	33,105	13,760	141
Total assets	$ 5,770,129	$ 5,541,915	4

Liabilities and Stockholders' Equity
Deposits
Non-interest-bearing demand deposits	$ 699,884	$ 633,556	10
Interest-bearing deposits:
NOW deposits	267,495	279,679	(4)
Money market deposits	583,275	657,638	(11)
Savings deposits	426,759	425,076	-
Time deposits under $100	537,886	559,305	(4)
Time deposits of $100 or more	1,992,908	1,872,827	6
Total deposits	4,508,207	4,428,081	2

Federal funds purchased and securities sold under agreement to repurchase	65,000	82,500	(21)
Advances from the Federal Home Loan Bank	429,197	258,313	66
Other borrowings	10,688	27,622	(61)
Minority interest in consolidated subsidiary	8,620	4,412	95
Acceptances outstanding	15,657	11,731	33
Junior subordinated notes	53,886	53,856	-
Other liabilities	35,918	56,104	(36)
Total liabilities	5,127,173	4,922,619	4

Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares
Authorized, none issued	-	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized,
25,124,001 issued and 24,888,141outstanding in 2004 and
24,804,091 outstanding in 2003	252	251	-
Treasury stock, at cost (319,910 shares in 2004 and in 2003)	(8,810)	(8,810)	-
Additional paid-in-capital	373,205	365,272	2
Unearned compensation	(13,414)	(10,834)	24
Accumulated other comprehensive (loss) income, net	(7,342)	9,444	(178)
Retained earnings	299,065	263,973	13
Total stockholders' equity	642,956	619,296	4

Total liabilities and stockholders' equity	$ 5,770,129	$ 5,541,915	4
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2004	2003	2004	2003

INTEREST INCOME
Interest on loans	$ 47,770	$ 27,034	$ 93,229	$ 53,970
Interest on securities available-for-sale	18,100	8,676	36,679	17,547
Interest on federal funds sold and securities purchased under agreements to resell	27	128	77	301
Interest on deposits with banks	35	12	65	14

Total interest income	65,932	35,850	130,050	71,832

INTEREST EXPENSE
Time deposits of $100 or more	7,391	5,032	14,625	10,232
Other deposits	3,932	2,598	7,665	5,279
Other borrowed funds	2,412	1,417	4,494	2,671

Total interest expense	13,735	9,047	26,784	18,182

Net interest income before provision for loan losses	52,197	26,803	103,266	53,650
Provision for loan losses	-	1,650	-	3,300

Net interest income after provision for loan losses	52,197	25,153	103,266	50,350

NON-INTEREST INCOME
Securities gains, net	1,420	3,858	1,218	5,653
Letters of credit commissions	1,144	496	2,097	994
Depository service fees	1,896	1,472	3,832	2,805
Other operating income	2,095	1,140	3,804	2,200

Total non-interest income	6,555	6,966	10,951	11,652

NON-INTEREST EXPENSE
Salaries and employee benefits	13,121	7,081	25,338	13,724
Occupancy expense	1,804	924	3,933	1,905
Computer and equipment expense	1,817	832	3,850	1,652
Professional services expense	1,728	947	3,275	1,944
FDIC and State assessments	263	127	533	257
Marketing expense	516	460	1,215	849
Other real estate owned expense	39	83	516	129
Operations of affordable housing investments	646	703	1,395	1,228
Amortization of core deposit intangibles	1,333	49	2,667	96
Other operating expense	1,431	808	3,237	1,460

Total non-interest expense	22,698	12,014	45,959	23,244

Income before income tax expense	36,054	20,105	68,258	38,758
Income tax expense	13,910	6,860	26,211	12,980

Net income	22,144	13,245	42,047	25,778

Other comprehensive income (loss), net of tax
Unrealized holding (losses) gains arising during the period	(22,712)	7,418	14,547)	7,126
Unrealized losses on cash flow hedge derivatives	(367)	(216)	(369)	(189)
Less: reclassfication adjustments included in net income	1,584	354	1,870	1,518
Total other comprehensive income (loss), net of tax	(24,663)	6,848	(16,786)	5,419
Total comprehensive income (loss)	$ (2,519)	$ 20,093	$ 25,261	$ 31,197

Net income per common share:
Basic	$ 0.89	$ 0.74	$ 1.69	$ 1.43
Diluted	$ 0.88	$ 0.73	$ 1.67	$ 1.42

Cash dividends paid per common share	$ 0.14	$ 0.14	$ 0.28	$ 0.28
Basic average common shares outstanding	24,881,174	18,016,015	24,858,412	18,009,937
Diluted average common shares outstanding	25,159,594	18,155,180	25,126,123	18,136,125

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
(In thousands)	2004	2003
Cash Flows from Operating Activities:
Net income	$42,047	$25,779
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	-	3,300
Provision for losses on other real estate owned	400	-
Depreciation	1,438	836
Gain on sale of other real estate owned	-	-
Gain on sales of loans	(465)	(294)
Gain on sales and calls of investment securities	(1,218)	(5,653)
Proceeds from sales of loans	6,518	6,530
Amortization of investment securities	4,615	1,879
Other non-cash interest	(1,406)	-
Amortization of intangibles	2,667	109
Stock-based compensation expense	1,473	194
Tax benefits from stock options	838	6
Increase (decrease) in deferred loan fees, net	(721)	532
Decrease in accrued interest receivable	1,895	465
(Increase) decrease in other assets, net	(19,327)	1,117
Decrease in other liabilities	(133)	(44,321)
Net cash provided (used) by operating activities	38,621	(9,521)

Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(462,353)	(357,765)
Proceeds from maturity, prepayments and call of investment securities available-for-sale	362,452	79,871
Proceeds from sale of investment securities available-for-sale	29,117	42,986
Purchase of investment securities held-to-maturity	-	(3,469)
Proceeds from maturity, prepayments and call of investment securities held-to-maturity	-	84,641
Purchase of mortgage-backed securities held-to-maturity	-	(34,645)
Net increase in loans	(232,973)	(83,466)
Purchase of premises and equipment	(474)	(634)
Net increase in investments in affordable housing	(4,788)	2
Additional cash payments related to acquisition of GBC Bancorp	(7,241)	-
Net cash used in investing activities	(316,260)	(272,479)

Cash Flows from Financing Activities:
Net (decrease)/ increase in demand deposits, NOW deposits, money market and savings deposits	(18,535)	59,575
Net (decrease)/ increase in time deposits	99,737	70,661
Net (decrease) increase in Federal funds purchase and securities sold under agreements to repurchase	(17,500)	124,000
Increase in advances from Federal Home Loan Bank	590,000	-
Repayment of FHLB borrowings	(418,000)	-
Increase in other borrowings	3,096	-
Repayment of other borrowings	(20,000)	-
Cash dividends	(6,955)	(5,038)
Issuance of preferred stock of subsidiary	4,208	19,701
Proceeds from shares issued to the Dividend Reinvestment Plan	1,338	1,336
Proceeds from exercise of stock options	1,705	33
Purchase of treasury stock	-	(523)
Net cash provided by financing activities	219,094	269,745

Decrease in cash and cash equivalents	(58,545)	(12,255)
Cash and cash equivalents, beginning of period	193,699	89,777
Cash and cash equivalents, end of period	$ 135,154	$ 77,522

Supplemental disclosure of cash flows information
Cash paid during the period:
Interest	$ 27,519	$ 18,387
Income taxes	$ 39,618	$ 35,499
Non-cash investing activities:
Transfer to investment securities available-for-sale within 90 days of maturity	$ -	$ 412,122
Net change in unrealized holding gain on securities available-for-sale, net of tax	$ (16,417)	$ 5,608
Net change in unrealized gains on cash flow hedge derivatives, net of tax	$ (369)	$ (189)
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Business

Cathay General Bancorp (the "Bancorp") is the holding company for Cathay Bank (the "Bank"), four limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc., (together the "Company" or "we", "us," or "our"). Bancorp also owns 100% of the common stock of three statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. The Bank now operates twenty-three branches in Southern California, nine branches in Northern California, one branch in Washington State, three branches in New York State, two branches in Massachusetts, and one branch in Houston, Texas, plus representative offices in Taipei, Taiwan, Hong Kong and Shanghai, China. As part of its post-merger integration plans to efficiently serve its customers, the Bank closed six branches in April, 2004, and intends to close four additional branches in Southern California in or around October 2004. In addition, the Bank's subsidiaries, Cathay Investment Company and GBC Trade Services, Asia Limited maintain offices in Taiwan and Hong Kong, respectively. The Bank is a commercial bank, servicing primarily individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.

Merger with GBC Bancorp and Related Acquisition Reserves

As of the close of business on October 20, 2003, the Company completed its merger with GBC Bancorp and General Bank (the "GBC merger"), pursuant to the terms of the Agreement and Plan of Merger dated May 6, 2003. As a result of the merger, Cathay Bancorp, Inc. issued 6.75 million shares of its newly issued common stock, and paid $162.4 million in cash for all of the issued and outstanding shares of GBC Bancorp common stock. In addition, the Company's name was changed to Cathay General Bancorp. The results of GBC Bancorp's operations have been included in the Company's consolidated financial statements since October 20, 2003. The return on assets and return on equity after the merger with GBC Bancorp are lower than in previous periods, due in part to the increases in assets and stockholders' equity as a result of the GBC merger.

Reserves for estimated lease termination costs of $1.3 million and severance and contract termination costs of $1.3 million were established as purchase price adjustments for the October 20, 2003 merger with GBC Bancorp. Through June 30, 2004, approximately $0.5 million of these costs have been incurred and paid. During 2004, goodwill was decreased by $1.3 million due to a decrease of $0.8 million of income taxes payable upon finalization of GBC Bancorp's tax return for 2003 and by $0.5 million to reflect the after-tax impact of the decrease in the reserve for estimated lease termination costs as a result of more precisely determining the branches expected to be closed.

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

Recent Accounting Pronouncements

 In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". This EITF describes a model involving three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than-temporary, and (3) to recognize the impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. The EITF's impairment accounting guidance is effective for reporting periods beginning after June 15, 2004. The Company expects that the adoption of this EITF will not have a material impact on its consolidated financial statements.

Financial Derivatives

The Company enters into financial derivatives in order to seek mitigation of exposure to interest rate risks related to its interest-earning assets and interest-bearing liabilities. The Company recognizes all derivatives on the balance sheet at fair value. Fair value is based on dealer quotes, or quoted prices from instruments with similar characteristics. The Company uses financial derivatives designated for hedging activities as cash flow hedges. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivatives will be reflected in current earnings, together with changes in the fair value of the related hedged item.

On March 21, 2000, the Company entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at June 30, 2004, had a remaining term of approximately three quarters. At June 30, 2004, the fair value of the interest rate swap was $0.7 million, exclusive of accrued interest. Amounts to be paid or received on the interest rate swap are reclassified into earnings upon the receipt of interest payments in the underlying hedged loans, including amounts totaling $0.3 million that were reclassified into earnings during the quarter ended June 30, 2004. The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to reclassify into earnings within the next nine months is approximately $0.7 million.

In June 2004, the Company entered into $35.0 million notional amount of interest rate swaps to mitigate risks associated with changes to the fair value of certain fixed rate deposits. These interest rate swaps will terminate on June 15, 2009 and can be terminated on June 15, 2006 at the election of the counterparty. From the effective date of these swaps until June 15, 2009, the Company will receive interest at a fixed rate weighted average of 3.25% and will pay interest at a rate of LIBOR less 12.5 basis points. If the swaps are not terminated on June 15, 2006, then the Company will receive interest at a fixed rate weighted average of 6.04% and will pay interest at a rate of LIBOR less 12.5 basis points from June 15, 2006 to June 15, 2009. As of June 30, 2004, the fair value of these interest rate swaps was an unrealized loss of $14,000 and the fair value of the CD's hedged by these swaps was an unrealized loss of $31,000. These amounts have been recorded in income for the second quarter. The estimated net interest income expected to be reclassified into earnings within the next twelve months from these interest rate swaps is approximately $0.3 million.

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

For the three months and six months ended June 30, 2004, options to purchase an additional 1.3 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.  For the three months ended June 30, 2003, all options to purchase shares of common stock were included in the computation of diluted earnings share.  For the six months ended June 30, 2003, 0.2 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share becuase their inclusion would have had an antidilutive effect.

The following table sets forth basic and diluted earnings per share calculations:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except share and per share data)	2004	2003	2004	2003
Net income	$22,144	$13,245	$42,047	$25,778

Weighted-average shares:
Basic weighted-average number of common shares outstanding	24,881,174	18,016,015	24,858,412	18,009,937
Dilutive effect of weighted-average outstanding common shares equivalents	278,420	139,165	267,711	126,188
Diluted weighted-average number of common shares outstanding	25,159,594	18,155,180	25,126,123	18,136,125
Earnings per share:
Basic	$0.89	$0.74	$1.69	$1.43
Diluted	$0.88	$0.73	$1.67	$1.42

Stock-Based Compensation

Prior to 2003, the Company used the intrinsic-value method to account for stock-based compensation. Accordingly, no expense was recorded in periods prior to 2003. In 2003, the Company adopted prospectively the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," and began recognizing the expense associated with stock options granted starting in 2003 using the fair value method, which resulted in charges to salaries and employee benefits for the second quarters of 2004 and 2003 of $754,000 and $97,000, respectively. For the six months ended June 2004 and 2003, the compensation expense associated with stock options granted was $1.5 million and $194,000, respectively. Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date, and is recognized as an expense over the vesting period of the grant. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company's stock, expected dividends on the stock and a risk-free interest rate. Since compensation cost is measured at the grant date, the only variable whose change would impact expected compensation expense recognized in future periods for these grants is actual forfeitures.

Under SFAS No.123, the weighted average per share fair value of the options granted during the six months of 2004 and the full year 2003 was $13.59 and $11.12, respectively, on the date of grant. Fair value under SFAS No.123 is determined using the Black-Scholes option pricing model with the following assumptions:

	2004	2003
Expected life- number of years	4	4
Risk-free interest rate	2.75%	2.67%
Volatility	27.29%	28.17%
Dividend yield	0.97%	1.19%

If the compensation cost for all awards granted under the Company's stock option plan had been determined using the fair value method of SFAS No. 123, the Company's net income and earnings per share for the three months and the six months ended June 30, 2004 and 2003, would have been reduced to the pro forma amounts indicated in the table below.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$ 22,144	$ 13,245	$ 42,047	$ 25,779
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects
	438	56	854	112
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(510)	(124)	(999)	(248)
Pro forma net income	$ 22,072	$ 13,177	$ 41,902	$ 25,643

Earnings per share:
Basic - as reported	$ 0.89	$ 0.74	$ 1.69	$ 1.43
Basic - pro forma	0.89	0.73	1.69	1.42

Diluted - as reported	0.88	0.73	1.67	1.42
Diluted - pro forma	0.88	0.73	1.67	1.41

Commitments and Contingencies

In the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans, or through commercial or standby letters of credit, and financial guarantees. Those instruments represent varying degrees of exposure to risk in excess of the amounts included in the accompanying condensed consolidated statements of financial condition. The contractual or notional amount of these instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the level of expected losses, if any.

The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

(In thousands)	At June 30, 2004	At December 31, 2003
Commitments to extend credit	$1,356,264	$1,039,949
Investment Commitments	21,539	23,316
Standby letters of credit	54,807	57,443
Other letters of credit	94,211	81,175
Bill of lading guarantee	223	818
Total	$1,527,044	$1,202,701

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

Regulatory Matters

Following a regular examination by the Federal Deposit Insurance Corporation (the "FDIC"), the Bank's Board of Directors, on June 17, 2004, approved and signed a memorandum of understanding ("MOU") with the FDIC in connection with certain deficiencies identified by the FDIC relating to the Bank's compliance with certain provisions of the Bank Secrecy Act (the "BSA"). Under the terms of the MOU, the Bank must comply in all material respects with the BSA within 90 days from the MOU's effective date, July 18, 2004. The MOU requires in part that the Bank perform an analysis of its BSA risk profile and implement a written action plan designed to ensure compliance with the BSA. Such plan will include revisions of the Bank's policies and procedures, enhancements of the Bank's internal controls for BSA compliance, independent compliance testing, dedicated compliance staff, and regular employee training.

The MOU is expected to result in additional BSA compliance expenses for the Bank, although these expenses are not anticipated to have a material financial impact on the Bancorp. It may also have the effect of limiting or delaying the Bank's and the Bancorp's ability to obtain regulatory approval for certain expansionary activities.

Regulated Investment Company

As previously disclosed, in the fourth quarter of 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions. As also previously disclosed, in December 2002, the Company decided to deregister its regulated investment company and, in February 2003, the Company completed such deregistration. The Company had created the regulated investment company for the purpose of raising capital.

The Company believes that the tax benefits recorded in the three prior years with respect to its regulated investment company were appropriate and fully defensible under California law in effect at the time the tax benefits were recorded. The Company had relied on the existing California tax law related to regulated investment companies and on an outside tax opinion in creating this subsidiary. While the Company continues to believe that the tax benefits realized in previous years were appropriate, the Company deemed it prudent to participate in the Voluntary Compliance Initiative - Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy related penalty should the FTB prevail in its position, in addition to the risk of not being successful in its refund claims for taxes and interest. As of June 30, 2004, the Company reflected a $12.3 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $8.0 million after giving effect to Federal tax benefits. Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $8.0 million net state tax receivable after giving effect to Federal tax benefits.

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

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

SECOND QUARTER HIGHLIGHTS:

  Second quarter earnings increased $8.9 million, or 67%, compared to the same quarter a year ago.
  Fully diluted earnings per share reached $0.88 and increased 20.6% compared to the same quarter a year ago.
  Gross loan growth from March 31, 2004, of $109.3 million, or 3%, primarily in commercial mortgage loans.
  Deposit growth from March 31, 2004, of $136.8 million, or 3%, compared to a decline of $56.6 million in the first quarter of 2004.
  Return on average stockholders' equity was 13.88% and return on average assets was 1.55% for the quarter ended June 30, 2004.
  Net recoveries of $0.2 million and a $6.2 million, or 19%, decrease in nonaccrual loans during the second quarter.
  Improvement in the efficiency ratio to 38.63% from 41.94% in the first quarter of 2004.
  Completion of the computer system conversion in April 2004.

Income Statement Review

Net Income

Net income for the second quarter of 2004 was $22.1 million or $0.88 per diluted share, a 67.2% increase in net income compared with net income of $13.2 million or $0.73 per diluted share for the same quarter a year ago. Return on average stockholders' equity was 13.88% and return on average assets was 1.55% for the second quarter of 2004 compared with a return on average stockholders' equity of 17.35% and a return on average assets of 1.81% for the three months ended June 30, 2003.

FINANCIAL PERFORMANCE

	Second Quarter 2004	Second Quarter 2003
(In thousands, except per share data)
Net income	$22,144	$13,245
Basic earnings per share	$0.89	$0.74
Diluted earnings per share	$0.88	$0.73
Return on average assets	1.55%	1.81%
Return on average stockholders' equity	13.88%	17.35%
Efficiency ratio	38.63%	35.58%
Total average assets	$5,731,908	$2,929,110
Total average stockholders' equity	$641,866	$306,279

Net Interest Income Before Provision for Loan Losses

Our net interest income before provision for loan losses increased to $52.2 million during the second quarter of 2004, or 94.7% higher than the $26.8 million during the same quarter a year ago. The increase was due primarily to the merger with GBC Bancorp and the growth in loans.

The net interest margin, on a fully taxable-equivalent basis, decreased 5 basis points from 4.07% during the first quarter 2004 to 4.02% for the second quarter 2004, due primarily to the decrease in yields from investment securities and the increase in rates paid on certificates of deposits. The net interest margin increased from 3.91% in the second quarter of 2003 to 4.02% in the second quarter of 2004, primarily as a result of decreases in rates paid on certificates of deposit and wholesale borrowings.

For the second quarter of 2004, the interest rate earned on our average interest-earning assets was 5.06% on a fully taxable-equivalent basis, and our cost of funds on average interest-bearing liabilities equaled 1.27%. In comparison, for the second quarter of 2003, the interest rate earned on our average interest-earning assets was 5.21% and our cost of funds on average interest-bearing liabilities equaled 1.59%.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate, the net interest spread. and the net interest margin were as follows:

Interest-Earning Assets and Interest-Bearing Liabilities
Three months ended June 30,	2004			2003
Taxable-equivalent basis (Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest Earning Assets
Loans and leases (1)	$ 3,478,180	$ 47,770	5.52%	$ 1,918,273	$ 27,034	5.65%
Taxable securities	1,675,233	17,062	4.10	743,801	7,708	4.16
Tax-exempt securities (3)	105,219	1,583	6.05	92,447	1,469	6.38
Interest bearing deposits	5,900	35	2.39	1,193	12	3.70
Federal funds sold & securities purchased
under agreements to resell	16,462	27	0.66	42,544	128	1.21
Total interest-earning assets	5,280,994	66,477	5.06	2,798,258	36,351	5.21
Non-interest earning assets
Cash and due from banks	102,065			61,236
Other non-earning assets	424,833			100,922
Total non-interest earning assets	526,898			162,158
Less: Allowance for loan losses	(65,907)			(26,626)
Deferred loan fees	(10,077)			(4,680)
Total assets	$ 5,731,908			$ 2,929,110

Interest bearing liabilities:
Interest bearing demand accounts	$ 274,768	$ 167	0.24	$ 152,924	$ 93	0.24
Money market accounts	598,451	1,077	0.72	188,116	363	0.77
Savings accounts	423,052	317	0.30	304,498	225	0.30
Time deposits	2,465,099	9,762	1.59	1,472,711	6,949	1.89
Total interest-bearing deposits	3,761,370	11,323	1.21	2,118,249	7,630	1.44

Fed funds purchased and repos	56,560	321	2.28	115,687	838	2.91
Other borrowings	461,726	1,527	1.33	48,918	568	4.66
Junior subordinated notes	53,877	564	4.21	1,082	11	4.08
Total interest-bearing liabilities	4,333,533	13,735	1.27	2,283,936	9,047	1.59
Non-interest bearing liabilities
Demand deposits	659,806			306,260
Other liabilities	96,703			32,635
Stockholders' equity	641,866			306,279
Total liabilities and stockholders' equity	$ 5,731,908			$ 2,929,110
Net interest spread (4)			3.79%			3.62%
Net interest income (4)		$ 52,742			$ 27,304
Net interest margin (4)			4.02%			3.91%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets

(3) The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%

(4) Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%

Taxable-Equivalent Net Interest Income - Changes Due to Rate and Volume(1)
	Three months ended June 30,
	2004-2003
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-Earning Assets:
Deposits with other banks	$ 29	$ (5)	$ 24
Federal funds sold and securities purchased under agreements to resell
	(58)	(43)	(101)
Taxable securities	9,468	(114)	9,354
Tax-exempt securities (2)	193	(80)	113
Loans	21,372	(636)	20,736

Total increase (decrease) in interest income	31,005	(879)	30,126
Interest-Bearing Liabilities:
Interest bearing demand accounts	74	0	74
Money market accounts	739	(25)	714
Savings accounts	88	4	92
Time deposits	4,065	(1,252)	2,813
Federal funds borrowed and securities sold
under agreements to repurchase	(364)	(153)	(517)
Other borrowed funds	1,634	(675)	959
Junior subordinated debt	553	0	553
Total increase (decrease) in interest expense	6,790	(2,102)	4,688
Changes in net interest income	$ 24,215	$ 1,223	$ 25,438

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

(2) The amount of interest earned on certain securities of states and political subdivisions and other securities held have been adjusted to a fully taxable-equivalent basis, using statutory federal income tax rate of 35%.

Provision for Loan Losses

The provision for loan losses was zero for the second quarter of 2004 compared to zero for the first quarter of 2004 and $1.7 million for the second quarter of 2003. The provision for loan losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance that management believes should be sufficient to absorb loan losses inherent in the Company's loan portfolio. Total net recoveries for the second quarter of 2004 were $206,000 compared to net charge-offs for the first quarter of 2004 of $7,000 and net recoveries for the second quarter of 2003 of $60,000.

Non-Interest Income

Non-interest income, which includes revenues from service charges on deposit accounts, letters of credit commissions, securities gains, loan sales, wire transfer fees, and other sources of fee income, was $6.6 million for the second quarter of 2004, a decrease of $0.4 million, or 5.9%, compared to the non-interest income of $7.0 million for the second quarter of 2003.

For the second quarter of 2004, the Company recorded net securities gains of $1.4 million compared to $3.9 million of net gains for the same quarter in 2003.

Letters of credit commissions increased $648,000, or 130.6%, from $496,000 in the second quarter of 2003 to $1.1 million in the second quarter of 2004. Comparing the second quarter of 2004 to the second quarter of 2003, depository service fees increased $424,000, or 28.8% and other operating income increased $955,000, or 83.8%. These increases were due primarily to the merger with GBC Bancorp.

Non-Interest Expense

Non-interest expense increased $10.7 million to $22.7 million in the second quarter of 2004 primarily due to the merger with GBC Bancorp. The efficiency ratio was 38.63% for the second quarter of 2004 compared to 35.58% in the year ago quarter. Salaries and employee benefits increased $6.0 million, or 85.3%, from $7.1 million in the second quarter of 2003 to $13.1 million in the second quarter of 2004 due to the merger with GBC Bancorp, retention bonus expense of $440,000 and a $658,000 increase in compensation expense due to the amortization of compensation expense associated with stock options granted after the second quarter of 2003. Occupancy expense increased by $880,000 or 95.2%, from $985,000 in the second quarter of 2003 to $1.8 million in the second quarter of 2004, due primarily to the merger with GBC Bancorp. Computer and equipment expense increased $985,000 or 118.4% from $832,000 in the second quarter of 2003 to $1.8 million in the second quarter of 2004 due to the additional expenses associated with operating General Bank's data processing systems prior to the completion of the data processing conversion in April 2004 and approximately $400,000 of conversion related expenses. Professional services expense increased $781,000 or 82.5% from $947,000 in the second quarter of 2003 to $1.7 million in the second quarter of 2004 due to higher legal, consulting, and other professional expenses primarily as a result of the merger with GBC Bancorp. Amortization of core deposit intangibles increased by $1.3 million due to the merger with GBC Bancorp. Other operating expenses increased $623,000 or 77.1% due primarily to the merger with GBC Bancorp.

Income Taxes

The effective tax rates for the second quarter of 2004 and 2003 were 38.6% and 34.1%, respectively, compared to 36.7% for the full year 2003. The effective tax rate for the second quarter of 2004 of 38.6% increased from the full year 2003 effective tax rate of 36.7% because the tax benefit from the Company's investments in affordable housing and other tax-exempt investments comprises a smaller percentage of pretax income in 2004 compared to 2003. Quarterly comparisons with the first three quarters of 2003 will be impacted by the real estate investment trust ("REIT") state tax benefits which reduced income tax expense in the first three quarters of 2003, and increased income tax expense in the fourth quarter of 2003, when the previously recorded benefit was reversed.

As previously disclosed, in the fourth quarter of 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions. While the Company continues to believe that the tax benefits recorded in three prior years with respect to its regulated investment company were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative - Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. As of June 30, 2004, the Company reflected a $12.3 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $8.0 million after giving effect to Federal tax benefits. Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $8.0 million net state tax receivable after giving effect to Federal tax benefits.

Year-to-Date Income Statement Review

Net income was $42.0 million or $1.67 per diluted share for the six months ended June 30, 2004, an increase of 63.1% in net income over the $25.8 million or $1.42 per diluted share for the same period a year ago. The net interest margin for the six months ended June 30, 2004 increased 4 basis points to 4.04% compared to 4.00% in the same period a year ago.

The average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rates, the net interest spread and the net interest margins were as follows:

Interest-Earning Assets and Interest-Bearing Liabilities
Six months ended June 30,	2004			2003
		Interest	Average		Interest	Average
Taxable-equivalent basis	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest Earning Assets
Loans and leases (1)	$ 3,404,344	$ 93,229	5.51%	$ 1,917,822	$ 53,970	5.67%
Taxable securities	1,659,606	34,628	4.20	697,121	15,503	4.51
Tax-exempt securities (3)	102,750	3,122	6.11	92,776	3,089	6.71
Interest bearing deposits	5,489	65	2.38	1,013	14	2.79
Federal funds sold & securities purchased
under agreements to resell	20,275	77	0.77	50,041	301	1.21
Total interest-earning assets	5,192,464	131,121	5.08	2,758,773	72,877	5.33
Non-interest earning assets
Cash and due from banks	100,613			60,972
Other non-earning assets	417,358			97,677
Total non-interest earning assets	517,971			158,649
Less: Allowance for loan losses	(66,822)			(25,876)
Deferred loan fees	(10,391)			(4,619)
Total assets	$ 5,633,222			$ 2,886,927

Interest bearing liabilities:
Interest bearing demand accounts	$ 276,434	$ 379	0.28	$ 151,295	$ 179	0.24
Money market accounts	625,251	2,215	0.71	188,195	739	0.79
Savings accounts	420,270	628	0.30	297,405	436	0.30
Time deposits	2,448,735	19,068	1.57	1,451,844	14,157	1.97
Total interest-bearing deposits	3,770,690	22,290	1.19	2,088,739	15,511	1.50

Fed funds borrowed and repos	63,904	727	2.29	1,895	12	1.28
Other borrowings	376,504	2,631	1.41	150,271	2,647	3.55
Junior subordinated notes	53,869	1,136	4.24	544	12	4.45
Total interest-bearing liabilities	4,264,967	26,784	1.26	2,241,449	18,182	1.64
Non-interest bearing liabilities
Demand deposits	647,387			300,682
Other liabilities	84,878			45,812
Stockholders' equity	635,990			298,984
Total liabilities and stockholders' equity	$ 5,633,222			$ 2,886,927
Net interest spread (4)			3.82%			3.69%
Net interest income (4)		$ 104,337			$ 54,695
Net interest margin (4)			4.04%			4.00%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2) Calculated by dividing net interest income by average outstanding interest-earning assets
(3) The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using an statutory Federal income tax rate of 35%
(4) Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using an statutory Federal income tax rate of 35%

Taxable-Equivalent Net Interest Income - Changes Due to Rate and Volume(1)
	Six months ended June 30, 2004-2003 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-Earning Assets:
Deposits with other banks	$ 53	$ (2)	$ 51
Federal funds sold and securities purchased
under agreements to resell	(138)	(86)	(224)
Taxable securities	20,289	(1,164)	19,125
Tax-exempt securities (2)	323	(290)	33
Loans	40,916	(1,657)	39,259

Total increase (decrease) in interest income	61,443	(3,199)	58,244
Interest-Bearing Liabilities:
Interest bearing demand accounts	168	32	200
Money market accounts	1,558	(82)	1,476
Savings accounts	185	7	192
Time deposits	8,272	(3,361)	4,911
Federal funds borrowed and securities sold
under agreements to repurchase	698	17	715
Other borrowed funds	2,291	(2,307)	(16)
Junior subordinated debt	1,125	(1)	1,124
Total increase (decrease) in interest expense	14,296	(5,694)	8,602
Changes in net interest income	$ 47,147	$ 2,495	$ 49,642

(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2) The amount of interest earned on certain securities of states and political subdivisions and other securities held have been adjusted to a fully taxable-equivalent basis, using statutory federal income tax rate of 35%.

Return on average stockholders' equity was 13.30% and return on average assets was 1.50% for the six months of 2004, compared to a return on average stockholders' equity of 17.39% and a return on average assets of 1.80% for the six months ended June 30, 2003. The efficiency ratio for the six months ended June 30, 2004 was 40.24% compared to 35.59% during the same period a year ago.

Financial Condition Review

Assets

Total assets increased by $228.2 million to $5.8 billion at June 30, 2004, up 4.1% from year-end 2003 of $5.5 billion. The increase in total assets was due primarily to increases in loans and investment securities.

Securities

Total securities were $1.75 billion or 30.3% of total assets at June 30, 2004 compared with $1.71 billion or 30.8% of total assets at December 31, 2003.

The net unrealized loss on securities available-for-sale, which represents the difference between fair value and amortized cost, totaled $13.1 million at June 30, 2004 compared with a net unrealized gain of $15.2 million at year-end 2003. Net unrealized gains and losses on the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax.

The average taxable-equivalent yield on investment securities decreased 86 basis points to 4.21% for the quarter ended June 30, 2004, compared with 4.41% during the same quarter a year-ago, as securities matured, prepaid or were called and proceeds were reinvested at the lower prevailing interest rates.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale, as of June 30, 2004 and December 31, 2003:

	June 30, 2004
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$283,322	$1,974	$4,535	$280,761
State and municipals securities	84,164	2,250	712	85,702
Mortgage-backed securities	950,743	3,247	11,294	942,696
Commercial mortgage-backed securities	54,971	127	699	54,399
Collateralized mortgage obligations	286,734	847	1,433	286,148
Asset-backed securities	10,340	48	24	10,364
Corporate bonds	31,253	240	32	31,461
Equity securities	25,000	-	3,150	21,850
Other securities	33,531	-	-	33,531
Total	$1,760,058	$8,733	$21,879	$1,746,912

	December 31, 2003
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$325,886	$5,294	$1,237	$329,943
State and municipals securities	75,770	3,621	59	79,332
Mortgage-backed securities	823,227	9,814	2,372	830,669
Commercial mortgage-backed securities	68,309	647	25	68,931
Collateralized mortgage obligations	264,762	2,236	120	266,878
Asset-backed securities	25,995	336	22	26,309
Corporate bonds	39,170	1,255	43	40,382
Equity securities	32,955	-	4,262	28,693
Other securities	36,706	119	-	36,825
Total	$1,692,780	$23,322	$8,140	$1,707,962

Impaired Securities at June 30, 2004
	Less than 12 months		12 months or longer		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized Losses
	(In thousands)
U.S. government agencies	$ 244,097	$ 4,535	$ -	$ -	$ 244,097	$ 4,535
State and municipal securities	19,200	665	474	47	19,674	712
Mortgage-backed securities	666,300	9,702	33,651	1,592	699,951	11,294
Commercial Mortgage-backed
securities	49,305	699	-	-	49,305	699
Collateralized mortgage obligations	132,303	1,433	-	-	132,303	1,433
Asset-backed securities	4,008	24	-	-	4,008	24
Corporate bonds	6,116	32	-	-	6,116	32
Equity securities	-	-	21,850	3,150	21,850	3,150
Total	$1,121,329	$ 17,090	$ 55,975	$ 4,789	$1,177,304	$ 21,879

The Company has the ability and intent to hold the impaired securities included in the table above for a period of time sufficient for a recovery of cost. The impaired securities represent 67.4% of the fair value of the Company's total investment securities. Unrealized losses on these securities generally resulted from changes in interest rates from the date that these securities were purchased. All of these securities are investment grade.

At June 30, 2004, equity securities included $21.9 million of preferred stock issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. These issues of preferred stock are tied to various short term indexes ranging from the three-month LIBOR interest rate to the two year U. S. treasury rate. These securities have AA- credit ratings from the securities rating agencies and are callable by the issuer at par. At June 30, 2004, the unrealized loss on these securities totaled $3.2 million compared to $4.3 million at December 31, 2003. It is expected that these investments will continue to increase in value as short term interest rates rise toward their long term average level.

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". This EITF describes a model involving three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than-temporary, and (3) recognize the impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. The EITF's impairment accounting guidance is effective for reporting periods beginning after June 15, 2004. The Company expects that the adoption of this EITF will not have a material impact on its consolidated financial statements.

At June 30, 2004, management believes the impairments detailed in the table above are temporary and, accordingly, no impairment loss has been recognized in the Company's consolidated statement of income.

The following table summarizes the scheduled maturities by security type of securities available-for-sale as of June 30, 2004:

	June 30, 2004
(In thousands)	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total
Maturity Distribution:
U.S. government agencies	$ -	$ 167,834	$ 112,293	$ 634	$ 280,761
State and municipal securities	806	14,321	39,349	31,226	85,702
Mortgage-backed securities(1)	-	14,408	18,732	909,556	942,696
Commercial mortgage-backed
securities(1)	-	6,563	-	47,836	54,399
Collateralized mortgage
obligations(1)	-	301	16,262	269,585	286,148
Asset-backed securities(1)	-	6,355	-	4,009	10,364
Corporate bonds	22,160	9,301	-	-	31,461
Equity securities	21,850	-	-	-	21,850
Other securities	33,531	-	-	-	33,531
Total	$ 56,497	$ 219,083	$ 186,636	$ 1,284,696	$ 1,746,912

(1) Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.

Loans

Gross loans at June 30, 2004, were $3.53 billion compared with gross loans at year-end 2003 of $3.31 billion. Gross loan growth during the second quarter equaled $109.3 million, an increase of 3.2% from first quarter 2004, reflecting primarily increases in commercial mortgage loans.

Commercial mortgage loans increased $249.0 million or 14.5% to $1.96 billion at June 30, 2004, compared to $1.72 billion at year-end 2003. At June 30, 2004, this portfolio represented approximately 56.8% of the Bank's net loans compared to 53.1% at year-end 2003. The increases in commercial mortgage loans were partially offset by decreases in installment loans totaling $3.6 million and decreases in construction loans totaling $56.3 million.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollar in thousands)	June 30, 2004	% of Total	December 31, 2003	% of Total	% Change
Loans
Commercial	$ 962,320	27.8%	$ 956,382	29.6%	0.6
Residential mortgage	293,028	8.5	262,954	8.1	11.4
Commercial mortgage	1,964,397	56.8	1,715,434	53.1	14.5
Real estate construction	303,071	8.8	359,339	11.1	(15.7)
Installment	7,816	0.2	11,452	0.4	(31.7)
Other	2,122	0.1	860	0.0	146.7

Gross loans and leases	$ 3,532,754	102.2	$ 3,306,421	102.3	6.8

Allowance for loan losses	(66,007)	(1.9)	(65,808)	(2.0)	0.3
Unamortized deferred loan fees	(10,141)	(0.3)	(10,862)	(0.3)	(6.6)

Total loans and leases, net	$ 3,456,606	100.0%	$ 3,229,751	100.0%	7.0

Asset Quality Review

Non-performing Assets

Non-performing assets ("NPAs") to gross loans plus other real estate owned decreased to 0.86% at June 30, 2004, from 1.19% at December 31, 2003 and increased from 0.67% at June 30, 2003. Total non-performing assets decreased to $30.3 million at June 30, 2004, compared with $39.3 million at December 31, 2003, and $13.2 million at June 30, 2003. Non-performing assets include accruing loans past due 90 days or more, non-accrual loans, and other real estate owned.

The following table sets forth the breakdown of non-performing assets by categories as of the dates indicated:

(In thousands)	June 30, 2004	December 31, 2003
Non-performing assets
Accruing loans past due 90 days or more	$ 3,617	$ 5,916
Non-accrual loans	26,682	32,959
Total non-performing loans	30,299	38,875

Other real estate owned	-	400
Total non-performing assets	$ 30,299	$ 39,275
Troubled debt restructurings	$ 3,600	$ 5,808

Non-performing assets as a percentage of gross loans and OREO	0.86%	1.19%
Allowance for loan losses as a percentage of non-performing loans	218%	169%

Non-accrual Loans

Non-accrual loans of $26.7 million at June 30, 2004, consisted mainly of $7.8 million in real estate loans and $18.9 million in commercial loans. The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	June 30, 2004			December 31, 2003
	Real			Real
	Estate (1)	Commercial	Other	Estate (1)	Commercial	Other
	(In thousands)
Type of Collateral
Single/ multi-family residence	$ 2,053	$ 20	$ -	$ 799	$ -	$ -
Commercial real estate	4,696	3,393	-	6,862	1,630	-
Land	1,038	-	-	-	-	-
UCC	-	13,932	-	-	19,664	-
Other	-	-	24	-	-	17
Unsecured	-	1,526	-	-	3,987	-
Total	$ 7,787	$ 18,871	$ 24	$ 7,661	$ 25,281	$ 17

(1) Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

The following table presents non-accrual loans by type of businesses the borrowers are engaged in, as of the dates indicated:

	June 30, 2004			December 31, 2003
	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other
	(In thousands)
Type of Business
Real estate development	3,476	20	-	$ 3,656	$ 100	$ -
Wholesale/Retail	4,164	3,047	-	2,525	3,295	-
Food/Restaurant	-	907	-	-	996	-
Import/Export	-	14,897	-	1,300	20,890	-
Other	147	-	24	180	-	17
Total	$ 7,787	$ 18,871	$ 24	$ 7,661	$ 25,281	$ 17

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

At June 30, 2004, troubled debt restructurings decreased to $3.6 million compared to $5.8 million at December 31, 2003, mainly due to loan payoffs.

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

We identified impaired loans with a recorded investment of $26.7 million at June 30, 2004, compared with $40.8 million at year-end 2003. The decrease in impaired loans during the first six months of 2004 resulted from payoffs and improvements in credit quality of loans previously considered impaired. The following tables present a breakdown of impaired loans and the related allowances as of the dates indicated:

	At June 30, 2004			At December 31, 2003
(In thousands)	Recorded Investment	Allowance	Net Balance	Recorded Investment	Allowance	Net Balance
Commercial	$ 18,786	$ 4,762	$ 14,024	$ 29,778	$ 6,149	$ 23,629
Real Estate (1)	7,896	208	7,688	11,060	1,397	9,663
Total	$ 26,682	$ 4,970	$ 21,712	$ 40,838	$ 7,546	$ 33,292
(1) Real Estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

Loan Concentration

There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of June 30, 2004 or December 31, 2003.

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

The allowance for loan losses amounted to $66.0 million at June 30, 2004, and represented the amount needed to maintain an allowance that we believe should be sufficient to absorb loan losses inherent in the Company's loan portfolio. The allowance for loan losses represented 1.87% of period-end gross loans and 218% of non-performing loans at June 30, 2004. The comparable ratios were 1.99% of year-end 2003 gross loans and 169% of non-performing loans at December 31, 2003. Total net recoveries increased to $206,000 in the second quarter of 2004 from $60,000 in the same quarter a year ago.

The following table sets forth information relating to the allowance for loan losses for the periods indicated:

(Dollars in thousands)	For the six months ended June 30, 2004	For the year ended December 31, 2003

Balance at beginning of period	$65,808	$24,543
Provision for loan losses	-	7,150
Loans charged off	(2,421)	(856)
Recoveries of loans charged off	2,620	923
Allowance from General Bank at merger date	-	34,048
Balance at end of period	$66,007	$65,808

Average loans outstanding, net of deferred loan fees	$3,393,953	$2,227,335
Ratio of net charge-offs to average net loans outstanding (annualized)	N/A	N/A
Provision for loan losses to average net loans outstanding (annualized)	0.00%	0.32%
Allowance to non-performing loans, at period-end	218%	169%
Allowance to gross loans, at period-end	1.87%	1.99%

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

To determine the adequacy of the allowance in each of these two components, the Bank employs two primary methodologies, the classification process methodology and the individual loan review analysis methodology. These methodologies support the basis for determining allocations between the various loan categories and the overall adequacy of the Bank's allowance to provide for probable loss in the loan portfolio.

With these above methodologies, the specific allowance is for those loans internally classified and risk graded as Special Mention, Substandard, Doubtful, or Loss. Additionally, the Bank's management allocates a specific allowance for "Impaired Credits," in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The level of the general allowance is established to provide coverage for management's estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance.

The table set forth below reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

Allocation of Allowance for Loan Losses

(Dollars in thousands)	June 30, 2004		December 31, 2003
Type of Loans:	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans
Commercial loans	$ 36,931	27.6%	$ 34,277	29.2%
Residential mortgage loans	1,067	8.1	1,090	10.7
Commercial mortgage loans	23,145	53.8	17,458	52.0
Real estate construction loans	4,713	10.2	12,899	7.6
Installment loans	43	0.2	61	0.5
Other loans	108	0.1	23	0.0
Total	$ 66,007	100%	$ 65,808	100%

The allowance allocated to commercial loans increased to $36.9 million at June 30, 2004 from $34.3 million at December 31, 2003, due to the growth in the size of the commercial loan portfolio, an increase in the allowance allocated to the Continental Airlines lease as a result of continued weakness in the airline industry and increases in oil prices and an increase to the reserve factor for pass rated commercial loans to reflect the combined historical loss experience of Cathay Bank and General Bank. Commercial loans comprised 63.2% of nonaccrual loans, and 52.7% of loans over 90 days still on accrual status at June 30, 2004.

Because the credit quality of the residential mortgage loan portfolio has remained steady during the second quarter of 2004, management has maintained the allocated allowance for this segment at $1.1 million.

The allowance allocated to commercial mortgage loans increased from $17.5 million at December 31, 2003, to $23.1 million at June 30, 2004, due to the growth in the size of the commercial mortgage loan portfolio. Commercial mortgage loans comprised 25.1% of nonaccrual loans and 47.3% of loans over 90 days still on accrual status, respectively, at June 30, 2004.

The allowance allocated to construction loans has decreased from $12.9 million or 3.6% of December 31, 2003 construction loans, to $4.7 million or 1.6% of June 30, 2004 construction loans. The decrease in the allowance allocated to construction loans was due to the decline in construction loans during the first half of 2004, including the payoff and sale of a number of construction loans with credit weaknesses. At June 30, 2004, $2.9 million in construction loans were on nonaccrual status.

Allowances for other risks of potential loan losses equaled $4.9 million as of June 30, 2004 compared $3.3 million as of December 31, 2003. The components of the other risks that have the potential to affect the Bank's portfolio are comprised of two basic elements. First, the Bank has set aside funds to cover the risk factors for general economic conditions such as the continued slow recovery from the last recession. The second component of other portfolio risk is the potential errors in loan classification and review methodologies, including the integration of General Bank's loan grading and reserving methodology with that of Cathay Bank. Based on these two components of other risks, management believes that the allowance for other risks of potential loan losses is appropriate.

Other Assets

On March 18, 2004, the Company signed a stock purchase agreement with Broadway Financial Corporation (Broadway) providing for the purchase by the Company of shares of Broadway common stock at a price of $13.50 per share. On June 11, 2004, the Company purchased 70,000 shares (a 4.9% interest) of Broadway's common stock for $945,000.

Deposits

Total deposits increased $80.1 million, or 1.8%, from December 31, 2003, and $136.8 million, or 3.1%, from March 31, 2004. Non-interest-bearing checking accounts, interest-bearing checking accounts, and savings accounts comprised 43.9% of total deposits at June 30, 2004, time deposit accounts of less than $100,000 comprised 11.9% of total deposits, while the remaining 44.2% was comprised of time deposit accounts of $100,000 or more.

The following table displays the deposit mix as of the dates indicated:

(Dollars in thousands)	June 30, 2004	% of Total	December 31, 2003	% of Total	% Change
Deposits
Non-interest-bearing deposits	$ 699,884	15.5%	$ 633,556	14.3%	10.5%
Interest-bearing checking deposits	850,770	18.9	937,317	21.2	(9.2)
Savings deposits	426,759	9.5	425,076	9.6	0.4
Time deposits under $100	537,886	11.9	559,305	12.6	(3.8)
Time deposits of $100 or more	1,992,908	44.2	1,872,827	42.3	6.4
Total deposits	$ 4,508,207	100.0%	$ 4,428,081	100.0%	1.8%

Borrowings

Total advances from the Federal Home Loan Bank of San Francisco increased by $170.9 million to $429.2 million at June 30, 2004, compared with $258.3 million at year-end 2003. On January 28, 2004, Bancorp repaid in full the $20 million term loan borrowed from another financial institution.

Other Liabilities

Other liabilities decreased to $35.9 million at June 30, 2004 from $56.1 million at December 31, 2003 due primarily to the payment of cash consideration in 2004 to shareholders of GBC Bancorp who were late in tendering their shares and due to the decrease in deferred tax liabilities during 2004.

Capital Resources

Stockholders' equity of $643.0 million at June 30, 2004, increased by $23.7 million, or 3.8%, compared to $619.3 million at December 31, 2003. The increase of $23.7 million in stockholders' equity was due to the following:

  an addition of $42.0 million from net income, less dividends paid on common stock of $6.9 million;
  an increase of $1.3 million from issuance of additional common shares through the Dividend Reinvestment Plan;
  an increase of $1.5 million from amortization of unearned compensation;
  an increase of $2.6 million from stock option exercises and associated income tax benefits; and
  offset by a decrease of $16.8 million in accumulated other comprehensive income.

In April 2001, the Board of Directors approved a stock repurchase program of up to $15 million of our common stock. Cumulatively through June 30, 2004, the Company has repurchased 319,910 shares of our common stock for $8.8 million. No shares have been repurchased since the second quarter of 2003.

The Company declared cash dividends of 14 cents per common share in January 2004 on 24,805,463 shares outstanding, in April 2004 on 24,859,404 shares outstanding, and in July 2004 on 24,889,677 shares outstanding. Total cash dividends paid in 2004, including the $3.5 million paid in July, amounted to $10.4 million.

Under the Equity Incentive Plan adopted by the Board of Directors in 1998, the Company granted options to purchase 338,100 shares of common stock with an exercise price of $57.39 per share to eligible officers and directors on February 19, 2004. In addition, in the second quarter of 2004, the Company granted an additional 32,500 shares with weighted average exercise price of $64.73 per share.

Capital Adequacy Review

Management seeks to maintain the Company's capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both the Bancorp's and the Bank's regulatory capital continued to well exceed the regulatory minimum requirements as of June 30, 2004. In addition, the capital ratios of the Bank place it in the "well capitalized" category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0% and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Bancorp's capital and leverage ratios as of June 30, 2004 and December 31, 2003:

	Cathay General Bancorp
	June 30, 2004		December 31, 2003
(Dollars in thousands)	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$440,008	10.33%	$391,873	9.95%
Tier 1 capital minimum requirement	170,454	4.00	157,498	4.00
Excess	$269,554	6.33%	$234,375	5.95%

Total capital (to risk-weighted assets)	$493,432	11.58%	$441,296	11.21%
Total capital minimum requirement	340,909	8.00	314,997	8.00
Excess	$152,523	3.58%	$126,299	3.21%

Tier 1 capital (to average assets)
- Leverage ratio	$440,008	8.06%	$391,873	7.97%
Minimum leverage requirement	218,503	4.00	196,694	4.00
Excess	$221,505	4.06%	$195,179	3.97%

Risk-weighted assets	$4,261,361		$3,937,458
Total average assets (1)	$5,462,563		$4,917,354
(1) Average assets represent average balances for the second quarter of 2004 and the fourth quarter of 2003.

The following table presents the Bank's capital and leverage ratios as of June 30, 2004, and December 31, 2003:

	Cathay Bank
	June 30, 2004		December 31, 2003
(Dollars in thousands)	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$421,191	9.90%	$375,543	9.56%
Tier 1 capital minimum requirement	170,110	4.00	157,167	4.00
Excess	$251,081	5.90%	$218,376	5.56%

Total capital (to risk-weighted assets)	$474,509	11.16%	$424,863	10.81%
Total capital minimum requirement	340,220	8.00	314,334	8.00
Excess	$134,289	3.16%	$110,529	2.81%

Tier 1 capital (to average assets)
- Leverage ratio	$421,191	7.73%	$375,543	7.70%
Minimum leverage requirement	217,931	4.00	195,078	4.00
Excess	$203,260	3.73%	$180,465	3.70%

Risk-weighted assets	$4,252,754		$3,929,169
Total average assets (1)	$5,448,270		$4,876,943
(1) Average assets represent average balances for the second quarter of 2004 and the fourth quarter of 2003.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank ("FHLB"). At June 30, 2004, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) decreased slightly to 29.5% compared to 32.9% at year-end 2003.

To supplement its liquidity needs, the Bank maintains a total credit line of $142.5 million for federal funds with three correspondent banks, and master agreements with six brokerage firms whereby up to $350.0 million would be available through the sale of securities subject to repurchase. The Bank is also a shareholder of the FHLB of San Francisco, which enables the Bank to have access to lower cost FHLB financing when necessary. As of June 30, 2004, based on collateral pledged, the Bank had a total credit line with the FHLB of San Francisco totaling $514.6 million. The total credit outstanding with the FHLB of San Francisco at June 30, 2004, was $429.2 million. These borrowings are secured by residential mortgages and securities.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and investment securities available-for-sale. At June 30, 2004, such assets at fair value totaled $1.77 billion, with $0.72 billion pledged as collateral for borrowings and other commitments. The remaining $1.05 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

We had a significant portion of our time deposits maturing within one year or less as of June 30, 2004. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank's marketplace. However, based on our historical runoff experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
	June 30, 2004
	Interest Rate Sensitivity Period
(Dollars in thousands)	Within 3 Months	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Non-interest Sensitive	Total
Interest-earning Assets:
Cash and due from banks	$ -	$ -	$ -	$ -	$ 108,154	$ 108,154
Federal funds sold	27,000	-	-	-	-	27,000
Securities available-for-sale [1]	238,895	581	218,556	1,288,880	-	1,746,912
Loans receivable, gross [2]	2,793,464	82,261	218,255	412,092	-	3,506,072
Non-interest-earning assets, net	-	-	-	-	381,991	381,991
Total assets	$ 3,059,359	$ 82,842	$ 436,811	$ 1,700,972	$ 490,145	$ 5,770,129

Interest-bearing Liabilities:
Deposits
Demand deposits	$ -	$ -	$ -	$ -	$ 699,884	$ 699,884
Money market and NOW deposits [3]	36,498	113,578	341,924	358,770	-	850,770
Savings deposit [3]	15,918	90,430	204,034	116,377		426,759
TCDs under $100	288,604	221,155	28,089	38	-	537,886
TCDs $100 and over	946,095	795,689	251,124		-	1,992,908
Total deposits	1,287,115	1,220,852	825,171	475,185	699,884	4,508,207
Federal funds purchased and securities
sold under agreement to repurchase	50,000	15,000	-	-	-	65,000
Advances from FHLB	360,000	49,120	20,077	-	-	429,197
Other borrowings	-	-	-	10,688	-	10,688
Junior subordinated debt	53,886	-	-	-	-	53,886
Non-interest-bearing other liabilities	-	-	-	-	60,195	60,195
Stockholders' equity	-	-	-	-	642,956	642,956
Total liabilities and stockholders' equity	$ 1,751,001	$ 1,284,972	$ 845,248	$ 485,873	$ 1,403,035	$ 5,770,129
Interest sensitivity gap	$ 1,308,358	$ (1,202,130)	$ (408,437)	$ 1,215,099	$ (912,890)	-
Cumulative interest sensitivity gap	$ 1,308,358	$ 106,228	$ (302,209)	$ 912,890	$ -	-
Gap ratio (% of total assets)	22.67%	-20.83%	-7.08%	21.06%	-15.82%	-
Cumulative gap ratio	22.67%	1.84%	-5.24%	15.82%	0.00%	-

1 Includes $8.3 million of venture capital investments and $20.8 million of variable-rate agency preferred stock in the "Within three months" column.

2 Excludes allowance for loan losses of $66.0 million, unamortized deferred loan fees of $10.1 million and $26.7 million of non-accrual loans, which are included in non-interest-earning assets. Adjustable-rate loans are included in the "within three months" column, as they are subject to interest adjustments depending upon the terms on the loans..

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

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At June 30, 2004, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 2.8%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 6.4%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 3.8%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 9.0%. The Company's simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level to value the net economic value of our portfolio of assets and liabilities in our policy to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. At June 30, 2004, the Company was within such guidelines.

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

The Company recognizes all derivatives on the balance sheet at fair value. Fair value is based on dealer quotes, or quoted prices from instruments with similar characteristics. The Company uses financial derivatives designated for hedging activities as cash flow hedges. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. For derivatives designated as fair value hedges, changes the fair value of the derivatives will be reflected in current earnings, together with changes in the fair value of the related hedged item.

On March 21, 2000, we entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at June 30, 2004, was approximately three quarters. At June 30, 2004, the fair value of the interest rate swap, excluding accrued interest, was $0.7 million, or $0.4 million net of tax. For the three months ended June 30, 2004, net amounts totaling $0.3 million were reclassified into earnings. The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to reclassify into earnings within the next nine months is approximately $0.8 million.

In June 2004, the Company entered into $35.0 million notional amount of interest rate swaps to mitigate risks associated with changes to the fair value of certain fixed rate deposits. These interest rate swaps will terminate on June 15, 2009 and can be terminated on June 15, 2006, at the election of the counterparty. From the effective date of these swaps until June 15, 2009, the Company will receive interest at a fixed rate of 3.25% and will pay interest at a rate of LIBOR less 12.5 basis points. If the swaps are not terminated on June 15, 2006, then the Company will receive interest at a fixed rate of 6.0% and will pay interest at a rate of LIBOR less 12.5 basis points from June 15, 2006, to June 15, 2009. As of June 30, 2004, the fair value of these interest rate swaps was an unrealized loss of $14,000 and the fair value of the CD's hedged by these swaps was an unrealized loss of $31,000. These amounts have been recorded in income for the second quarter. The estimated net interest income expected to be reclassified into earnings within the next twelve months from these interest rate swaps is approximately $0.3 million.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Bancorp's wholly-owned subsidiary, Cathay Bank, has been a party to ordinary routine litigation from time to time incidental to various aspects of its operations. Management is not currently aware of any litigation that is expected to have material adverse impact on the Company's consolidated financial condition, liquidity, or the results of operations.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(April 1, 2004 - April 30, 2004)	None
(May 1, 2004 - May 31, 2004)	None
(June 1, 2004 - June 30, 2004)	None
Total	None

In April 2001, the Board of Directors approved a stock repurchase program of up to $15 million of our common stock. Cumulatively through June 30, 2004, the Company has repurchased 319,910 shares of our common stock for $8.8 million. No shares have been repurchased since the second quarter of 2003.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of stockholders of Cathay General Bancorp was held on April 19, 2004 for the purpose of considering and acting upon the following:

Election of Directors: Four directors were elected as Class II directors to serve until the 2007 Annual Meeting and the votes cast for or withheld were as follows:

                                                                                                                       BROKER

                                FOR                 WITHHELD         AGAINST             NON-VOTE

Kelly L. Chan         21,521,228             997,286                 None                     None

Dunson K. Cheng   20,379,292         2,139,221                  None                     None

Thomas C.T. Chiu  19,412,420         3,106,094                  None                     None

Joseph C.H. Poon  20,405,541         2,112,973                  None                     None

Other Directors whose terms of office continued after the meeting:

Term ending in 2005 (Class III) Term ending in 2006 (Class I)

George T.M. Ching Peter Wu

Wing K. Fat Michael M.Y. Chang

Ting Y. Liu Patrick S.D. Lee

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

(i) Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii) Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iii) Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(iv) Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

    A Form 8-K was filed on April 16, 2004, reporting under Item 7 and Item 12 that, on April 15, 2004, Cathay General Bancorp announced in a press release its financial results for the quarter ended March 31, 2004.
    A Form 8-K was filed on June 18, 2004, reporting under Item 5, "Other Events and Required FD Disclosure", that on June 17, 2004, Cathay Bank signed a memorandum of understanding with the Federal Deposit Insurance Corporation relating to Cathay Bank's compliance with certain provisions of the Bank Secrecy Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp (Registrant)

Date: August 9, 2004	By /s/ Dunson K. Cheng Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: August 9, 2004	By /s/ Heng W. Chen Heng W. Chen Executive Vice President and Chief Financial Officer