Form 10-Q
period 2004-11-09
CATHAY GENERAL BANCORP
filed 2004-11-09
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                            September 30, 2004

OR

[ ] transition report pursuant to section 13 or 15 (d) of

the SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________to _________________________________

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

                                                                                                                                                                    ;

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

Common stock, $.01 par value, 49,918,722 shares outstanding as of October 31, 2004.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

3rd QUARTER 2004 REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION *

Item 1. FINANCIAL STATEMENTS (Unaudited) *

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) *

Business *

Merger with GBC Bancorp and Related Acquisition Reserves *

Basis of Presentation *

Recent Accounting Pronouncements *

Financial Derivatives *

Stock Split and Increase in Dividend *

Earnings per Share *

Stock-Based Compensation *

Commitments and Contingencies *

Regulatory Matters *

Regulated Investment Company *

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS *

Critical Accounting Policies *

Income Statement Review *

Financial Condition Review *

Asset Quality Review *

Capital Resources *

Capital Adequacy Review *

Liquidity *

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK *

Market Risk *

Financial Derivatives *

Item 4. CONTROLS AND PROCEDURES *

PART II - OTHER INFORMATION *

Item 1. LEGAL PROCEEDINGS *

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS *

Item 3. DEFAULTS UPON SENIOR SECURITIES *

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS *

Item 5. OTHER INFORMATION *

Item 6. EXHIBITS AND REPORTS ON FORM 8-K *

SIGNATURES *

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

(Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share and per share data)	September 30, 2004	December 31, 2003	% change
Assets
Cash and due from banks	$ 104,377	$ 111,699	(7)
Federal funds sold and securities purchased
under agreements to resell	-	82,000	(100)
Cash and cash equivalents	104,377	193,699	(46)
Investment securities (amortized cost of $1,787,245 in 2004 and $1,692,780 in 2003)	1,795,060	1,707,962	5
Loans	3,639,629	3,306,421	10
Less: Allowance for loan losses	(66,041)	(65,808)	-
Unamortized deferred loan fees	(11,284)	(10,862)	4
Loans, net	3,562,304	3,229,751	10
Other real estate owned, net	-	400	(100)
Affordable housing investments, net	41,887	32,977	27
Premises and equipment, net	33,445	35,624	(6)
Customers' liability on acceptances	17,496	11,731	49
Accrued interest receivable	19,997	21,553	(7)
Goodwill	241,014	241,728	(0)
Other intangible assets, net	48,817	52,730	(7)
Other assets	28,646	13,760	108

Total assets	$ 5,893,043	$ 5,541,915	6
Liabilities and Stockholders' Equity
Deposits
Non-interest-bearing demand deposits	$ 660,909	$ 633,556	4
Interest-bearing deposits:
NOW deposits	256,743	279,679	(8)
Money market deposits	621,995	657,638	(5)
Savings deposits	428,660	425,076	1
Time deposits under $100	536,387	559,305	(4)
Time deposits of $100 or more	2,036,641	1,872,827	9
Total deposits	4,541,335	4,428,081	3
Federal funds purchased and securities sold under agreement to repurchase	77,500	82,500	(6)
Advances from the Federal Home Loan Bank	429,077	258,313	66
Other borrowings	15,651	27,622	(43)
Minority interest in consolidated subsidiary	8,620	4,412	95
Acceptances outstanding	17,496	11,731	49
Junior subordinated notes	53,901	53,856	0
Other liabilities	72,115	56,104	29
Total liabilities	5,215,695	4,922,619	6
Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares
Authorized, none issued	-	-	-
Common stock, $0.01 par value, 200,000,000 shares authorized, 50,248,002 issued and 49,848,804 outstanding in 2004 and 49,608,182 outstanding in 2003	505	251	101
Treasury stock, at cost (639,820 shares in 2004 and in 2003)	(8,810)	(8,810)	-
Additional paid-in-capital	374,911	365,272	3
Unearned compensation	(12,589)	(10,834)	16
Accumulated other comprehensive income, net	4,804	9,444	(49)
Retained earnings	318,527	263,973	21
Total stockholders' equity	677,348	619,296	9
Total liabilities and stockholders equity	$ 5,893,043	$ 5,541,915	6
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2004	2003	2004	2003
INTEREST INCOME
Interest on loans	$ 51,022	$ 27,562	$ 144,251	$ 81,532
Interest on securities	18,775	8,959	55,454	26,506
Interest on federal funds sold and securities purchased under agreements to resell	25	11	102	312
Interest on deposits with banks	37	21	102	35
Total interest income	69,859	36,553	199,909	108,385
INTEREST EXPENSE
Time deposits of $100 or more	8,230	4,712	22,855	14,944
Other deposits	4,439	2,381	12,104	7,660
Other borrowed funds	2,344	1,889	6,838	4,560
Total interest expense	15,013	8,982	41,797	27,164
Net interest income before provision for loan losses	54,846	27,571	158,112	81,221
Provision for loan losses	-	1,650	-	4,950
Net interest income after provision for loan losses	54,846	25,921	158,112	76,271
NON-INTEREST INCOME
Securities (losses) gains, net	(257)	1,690	961	7,343
Letters of credit commissions	1,121	542	3,218	1,536
Depository service fees	1,927	1,385	5,759	4,190
Other operating income	1,939	1,117	5,743	3,317
Total non-interest income	4,730	4,734	15,681	16,386
NON-INTEREST EXPENSE
Salaries and employee benefits	12,541	6,537	37,879	20,261
Occupancy expense	2,102	1,094	6,035	2,999
Computer and equipment expense	1,412	766	5,262	2,418
Professional services expense	1,723	901	4,948	2,845
FDIC and State assessments	245	145	778	402
Marketing expense	568	392	1,833	1,241
Other real estate owned expense	27	10	543	139
Operations of affordable housing investments	681	596	2,076	1,824
Amortization of core deposit intangibles	1,333	47	4,000	143
Other operating expense	1,320	630	4,557	2,089
Total non-interest expense	21,952	11,118	67,911	34,361
Income before income tax expense	37,624	19,537	105,882	58,296
Income tax expense	14,426	6,507	40,637	19,487
Net income	23,198	13,030	65,245	38,809
Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during the period	12,333	(3,220)	(3,616)	3,907
Unrealized losses on cash flow hedge derivatives	(2)	(55)	(370)	(244)
Less: reclassfication adjustments included in net income	185	1,364	654	2,883
Total other comprehensive income (loss), net of tax	12,146	(4,639)	(4,640)	780
Total comprehensive income	$ 35,344	$ 8,391	$ 60,605	$ 39,589
Net income per common share:
Basic	$ 0.47	$ 0.36	$ 1.31	$ 1.08
Diluted	$ 0.46	$ 0.36	$ 1.30	$ 1.07

Cash dividends paid per common share	$ 0.07	$ 0.14	$ 0.21	$ 0.28
Basic average common shares outstanding	49,829,314	36,067,164	49,754,594	36,035,810
Diluted average common shares outstanding	50,476,343	36,446,996	50,327,490	36,330,670

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2004	2003
Cash Flows from Operating Activities:
Net income	$ 65,245	$ 38,809
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	-	4,950
Provision for losses on other real estate owned	400	-
Depreciation	2,484	1,260
Loss on sale of premises and equipment	(24)	-
Write-downs on venture capital investments	578	466
Gain on sales of loans	(675)	(434)
Gain on sales and calls of investment securities	(1,539)	(7,809)
Proceeds from sales of loans	9,425	8,807
Amortization of investment securities	6,317	4,016
Other non-cash interest	(1,452)	-
Amortization of intangibles	4,087	165
Stock-based compensation expense	2,271	291
Tax benefits from stock options	1,262	11
Increase in deferred loan fees, net	422	684
Decrease in accrued interest receivable	1,556	1,287
Increase in other assets, net	(7,853)	(4,414)
Increase/(decrease) in other liabilities	13,254	(50,553)
Net cash provided (used) by operating activities	95,758	(2,464)

Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(609,849)	(521,286)
Proceeds from maturity, prepayments and call of investment securities available-for-sale	496,374	76,905
Proceeds from sale of investment securities available-for-sale	29,135	163,644
Purchase of investment securities held-to-maturity	-	(38,114)
Proceeds from maturity, prepayments and call of investment securities held-to-maturity	-	84,641
Net increase in loans	(341,411)	(227,530)
Purchase of premises and equipment	(2,974)	(1,040)
Net increase in investments in affordable housing	(8,910)	(284)
Additional cash payments related to acquisition of GBC Bancorp	(7,241)	-
Net cash used in investing activities	(444,876)	(463,064)

Cash Flows from Financing Activities:
Net (decrease)/ increase in demand deposits, NOW deposits, money market and savings deposits	(27,642)	136,553
Net increase in time deposits	142,316	92,899
Net (decrease) increase in Federal funds purchase and securities sold under agreements to repurchase	(5,000)	84,000
Increase in advances from Federal Home Loan Bank	985,000	110,000
Repayment of FHLB borrowings	(813,000)	-
Repayment of other borrowings	(20,000)	-
Cash dividends	(10,439)	(10,088)
Issuance of preferred stock of subsidiary	4,208	39,716
Proceeds from shares issued to the Dividend Reinvestment Plan	1,883	2,621
Proceeds from exercise of stock options	2,470	48
Purchase of treasury stock	-	(523)
Net cash provided by financing activities	259,796	455,226

Decrease in cash and cash equivalents	(89,322)	(10,302)
Cash and cash equivalents, beginning of period	193,699	89,777
Cash and cash equivalents, end of period	$ 104,377	$ 79,475

Supplemental disclosure of cash flows information
Cash paid during the period:
Interest	$ 42,838	$ 27,514
Income taxes	$ 46,515	$ 41,240
Non-cash investing activities:
Transfer of investment securities held-to-maturity to investment securities
available-for- sale, at fair value	$ -	$ 412,122
Net change in unrealized holding (loss)/gain on securities available-for-sale, net of tax	$ (4,270)	$ 1,024
Net change in unrealized gains on cash flow hedge derivatives, net of tax	$ (370)	$ (244)
Consolidation of mortgage payable of affordable housing investments	$ -	$ 4,755

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Business

Cathay General Bancorp (the "Bancorp") is the holding company for Cathay Bank (the "Bank"), five limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc., (together the "Company" or "we", "us," or "our"). The Bancorp also owns 100% of the common stock of three statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. The Bank now operates twenty branches in Southern California, nine branches in Northern California, one branch in Washington State, three branches in New York State, two branches in Massachusetts, and one branch in Houston, Texas, plus representative offices in Hong Kong and Shanghai, China. As part of its post-merger integration plans to efficiently serve its customers, the Bank closed six branches in April 2004 and closed three additional branches in Southern California in October 2004. In addition, the Bank's subsidiary, Cathay Investment Company maintains an office in Taiwan. The Bank is a commercial bank, servicing primarily individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.

Merger with GBC Bancorp and Related Acquisition Reserves

As of the close of business on October 20, 2003, Cathay Bancorp, Inc. completed its merger with GBC Bancorp and its subsidiary, General Bank (the "GBC merger"), pursuant to the terms of the Agreement and Plan of Merger dated May 6, 2003. As a result of the merger, Cathay Bancorp, Inc. issued 6.75 million shares of its newly issued common stock, and paid $162.4 million in cash, including $7.2 million paid during 2004, for all of the issued and outstanding shares of GBC Bancorp common stock. In addition, Cathay Bancorp, Inc's name was changed to Cathay General Bancorp. The results of GBC Bancorp's operations have been included in the Company's consolidated financial statements since October 20, 2003. The return on assets and return on equity after the merger with GBC Bancorp are lower than in previous periods, due in part to the increases in assets and stockholders' equity as a result of the GBC merger.

Reserves for estimated lease termination costs of $1.3 million and severance and contract termination costs of $1.3 million were established as purchase price adjustments for the October 20, 2003, merger with GBC Bancorp. Through September 30, 2004, approximately $0.8 million of these costs have been incurred and paid. During 2004, goodwill was decreased due to a decrease of $1.1 million of income taxes payable upon finalization of GBC Bancorp's tax return for 2003, increased by $0.4 million as a result of an adjustment to the premium assigned to fixed rate loans to reflect estimated prepayments and increased $0.3 million as a result of the increase in the reserve for estimated lease termination costs as a result of more precisely determining the General Bank branches which were closed and several other smaller adjustments. The net impact of these adjustments was a reduction in goodwill of $0.7 million.

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

Recent Accounting Pronouncements

 In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". This EITF describes a model involving three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than-temporary, and (3) recognize any impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. In September, the FASB approved the deferral of the effective date for EITF No. 03-1 until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance.

Financial Derivatives

The Company enters into financial derivatives in order to mitigate exposure to interest rate risks related to its interest-earning assets and interest-bearing liabilities. The Company recognizes all derivatives on the balance sheet at fair value. Fair value is based on dealer quotes or quoted prices from instruments with similar characteristics. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivatives are reflected in current earnings, together with changes in the fair value of the related hedged item if there is a highly effective correlation between changes in the fair value of the interest rate swaps and changes in the fair value of the underlying asset or liability that is intended to be hedged. If there is not a highly effective correlation between changes in the fair value of the interest rate swaps and changes in the fair value of the underlying asset or liability that is intended to be hedged, then only the changes in the fair value of the interest rate swaps are reflected in the Company's financial statements.

On March 21, 2000, the Company entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at September 30, 2004, had a remaining term of approximately two quarters. At September 30, 2004, the fair value of the interest rate swap was $0.5 million, exclusive of accrued interest. Amounts to be paid or received on the interest rate swap are reclassified into earnings upon the receipt of interest payments in the underlying hedged loans, including amounts totaling $0.2 million that were reclassified into earnings during the quarter ended September 30, 2004. The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to reclassify into earnings within the next six months is approximately $0.4 million.

In 2004, the Company entered into interest rate swaps with notional amounts of $85.4 million for five years to mitigate risks associated with changes to the fair value of a like amount of fixed rate certificates of deposit (CDs). The five year interest rate swaps will terminate in 2009 and can be terminated after two years at the election of the counterparty. For the first two years of the swaps, the Company will receive interest at a weighted average fixed rate of 3.15% and will pay interest at a rate of LIBOR less 12.5 basis points. If the swaps are not terminated in 2006, then the Company will receive interest at a weighted average fixed rate of 6.0% and will pay interest at a rate of LIBOR less 12.5 basis points for the last three years of the swap term. The five year CDs will mature in 2009 and can be terminated after two years at the election of the Bank. For the first two years of the CDs, the Bank will pay interest of 3.03%. If it does not call the CDs, then the Bank will pay interest of 5.86% for the last three years. As of September 30, 2004, the fair value of these interest rate swaps was an unrealized gain of $342,000 and the fair value of the CDs hedged by these swaps was an unrealized loss of $317,000. These amounts have been recorded in income for the third quarter.

During the third quarter of 2004, the Company entered into $25.0 million notional amount of three year interest rate swaps maturing in 2007 which can be terminated in 2005 at the election of the counterparty. Although these swaps were entered into as a hedge against a like amount of step up CDs, there was insufficient correlation between the changes in the fair value of the interest rate swaps versus the changes in the fair value of the step up CDs to permit hedge accounting treatment. At September 30, 2004, the fair value of the $25.0 million of interest rate swaps of $38,000 was recorded as other income.

During the third quarter and the first nine months of 2004, the $110.4 million in notional amount of interest rate swaps added $341,000 and $358,000, respectively, to net interest income. The estimated net interest income expected within the next twelve months from these interest rate swaps is approximately $0.9 million.

Stock Split and Increase in Dividend

On August 19, 2004, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock, in the form of a 100% stock dividend, paid on September 28, 2004, to stockholders of record on September 13, 2004. Share and per share numbers for all periods presented reflect the two-for-one stock split that became effective on September 28, 2004. On October 1, 2004, the Company's Board of Directors approved a 29% increase in the common stock dividend from $0.07 to $0.09 per share payable on October 22, 2004, to stockholders of record on October 13, 2004.

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

For the three months and nine months ended September 30, 2004, options to purchase an additional 2.5 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. For the three months ended September 30, 2003, all options to purchase shares of common stock were included in the computation of diluted earnings share. For the nine months ended September 30, 2003, 0.2 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

The following table sets forth basic and diluted earnings per share calculations:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share and per share data)	2004	2003	2004	2003
Net income	$23,198	$13,030	$65,245	$38,809
Weighted-average shares:
Basic weighted-average number of common shares outstanding	49,829,314	36,067,164	49,754,594	36,035,810
Dilutive effect of weighted-average outstanding common shares equivalents	647,029	379,832	572,896	294,860
Diluted weighted-average number of common shares outstanding	50,476,343	36,446,996	50,327,490	36,330,670
Earnings per share:
Basic	$0.47	$0.36	$1.31	$1.08
Diluted	$0.46	$0.36	$1.30	$1.07

Stock-Based Compensation

Prior to 2003, the Company used the intrinsic-value method to account for stock-based compensation. Accordingly, no expense was recorded in periods prior to 2003. In 2003, the Company adopted prospectively the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - - Transition and Disclosure, an Amendment of FASB Statement No. 123," and began recognizing the expense associated with stock options granted starting in 2003 using the fair value method, which resulted in charges to salaries and employee benefits for the third quarters of 2004 and 2003 of $798,000 and $97,000, respectively. For the nine months ended September 2004 and 2003, the compensation expense associated with stock options granted was $2.3 million and $291,000, respectively. Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date, and is recognized as an expense over the vesting period of the grant. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company's stock, expected dividends on the stock, and a risk-free interest rate. Since compensation cost is measured at the grant date, the only variable whose change would impact expected compensation expense recognized in future periods for these grants is actual forfeitures.

Under SFAS No.123, the weighted average per share fair value of the options granted during the nine months of 2004 and the full year 2003 was $6.80 and $5.56, respectively, on the date of grant. Fair value under SFAS No.123 is determined using the Black-Scholes option pricing model with the following assumptions:

	2004	2003
Expected life- number of years	4	4
Risk-free interest rate	2.75%	2.67%
Volatility	27.29%	28.17%
Dividend yield	0.97%	1.19%

If the compensation cost for all awards granted under the Company's stock option plan had been determined using the fair value method of SFAS No. 123, the Company's net income and earnings per share for the three months and the nine months ended September 30, 2004, and 2003, would have been reduced to the pro forma amounts indicated in the table below.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$ 23,198	$ 13,030	$ 65,245	$ 38,809
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	462	56	1,316	168
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(535)	(124)	(1,533)	(372)
Pro forma net income	$ 23,125	$ 12,962	$ 65,028	$ 38,605
Earnings per share:
Basic - as reported	$ 0.47	$ 0.36	$ 1.31	$ 1.08
Basic - pro forma	0.46	0.36	1.31	1.07

Diluted - as reported	0.46	0.36	1.31	1.07
Diluted - pro forma	0.46	0.36	1.29	1.06

Commitments and Contingencies

In the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans, or through commercial or standby letters of credit, and financial guarantees. Those instruments represent varying degrees of exposure to risk in excess of the amounts included in the accompanying unaudited condensed consolidated statements of financial condition. The contractual or notional amount of these instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the level of expected losses, if any.

The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

(In thousands)	At September 30, 2004	At December 31, 2003
Commitments to extend credit	$ 1,533,661	$ 1,039,949
Investment commitments	33,778	23,316
Standby letters of credit	46,762	57,443
Other letters of credit	76,987	81,175
Bill of lading guarantee	230	818
Total	$ 1,691,418	$ 1,202,701

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment agreement. These commitments generally have fixed expiration dates and the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrowers. Letters of credit, including standby letters of credit and bill of lading guarantees, are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing these types of instruments is essentially the same as that involved in making loans to customers.

Regulatory Matters

Following a regular examination by the Federal Deposit Insurance Corporation (the "FDIC"), the Bank's Board of Directors, on June 17, 2004, approved and signed a memorandum of understanding ("MOU") with the FDIC in connection with certain deficiencies identified by the FDIC relating to the Bank's compliance with certain provisions of the Bank Secrecy Act (the "BSA"). Under the terms of the MOU, the Bank must comply in all material respects with the BSA within 90 days from the MOU's effective date, July 18, 2004. The MOU requires in part that the Bank perform an analysis of its BSA risk profile and implement a written action plan designed to ensure compliance with the BSA. Such plan will include revisions of the Bank's policies and procedures, enhancements of the Bank's internal controls for BSA compliance, independent compliance testing, dedicated compliance staff, and regular employee training. The Bank is currently in compliance in all material respects with the terms of the MOU.

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

The Company believes that the tax benefits recorded in the three prior years with respect to its regulated investment company were appropriate and fully defensible under California law in effect at the time the tax benefits were recorded. The Company had relied on the existing California tax law related to regulated investment companies and on an outside tax opinion in creating this subsidiary. While the Company continues to believe that the tax benefits realized in previous years were appropriate, the Company deemed it prudent to participate in the Voluntary Compliance Initiative - Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy related penalty should the FTB prevail in its position, in addition to the risk of not being successful in its refund claims for taxes and interest. As of September 30, 2004, the Company reflected a $12.3 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $8.0 million after giving effect to Federal tax benefits. Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $8.0 million net state tax receivable after giving effect to Federal tax benefits.

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

  the Company's ability to integrate its operations after its recent merger with GBC Bancorp and to realize the benefits of that merger;
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
  and legislative and regulatory developments such as the potential effects of recently enacted California tax legislation and the subsequent Franchise Tax Board announcement on December 31, 2003 regarding the taxation of REITs and RICs; and of the memorandum of understanding between Cathay Bank and the Federal Deposit Insurance Corporation relating to the Bank's compliance with certain provisions of the Bank Secrecy Act.

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

Accounting for the merger with GBC Bancorp involves significant judgments and assumptions by management, which have a material impact on the carrying value of fixed rate loans and borrowings and the determination of core deposit intangible assets and goodwill. The judgments and assumptions used by management are described herein and in Note 2 to the Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 2003.

THIRD QUARTER HIGHLIGHTS:

  T hird quarter earnings increased $10.2 million, or 78%, compared to the same quarter a year ago.
  Fully diluted earnings per share reached $0.46 and increased 28% compared to the same quarter a year ago.
  Gross loans increased by $106.9 million, or 3%, primarily in commercial mortgage loans, from June 30, 2004.
  Deposits increased by $33.1 million, or 1% from June 30, 2004.
  Return on average stockholders' equity was 14.08% and return on average assets was 1.60% for the quarter ended September 30, 2004.
  Nonaccrual loans decreased $8.5 million from $26.7 million at June 30, 2004, to $18.2 million at September 30, 2004.
  Efficiency ratio of 36.85% for the third quarter of 2004.
  The Board of Directors approved a two-for-one stock split of the Company's common stock, in the form of a 100% stock dividend and on October 1 approved a 29% increase in the quarterly cash dividend from $.07 to $.09 a share to be paid on October 22, 2004.

Income Statement Review

Net Income

Net income for the third quarter of 2004 was $23.2 million or $0.46 per diluted share, a 78.0% increase in net income compared with net income of $13.0 million or $0.36 per diluted share for the same quarter a year ago. Return on average stockholders' equity was 14.08% and return on average assets was 1.60% for the third quarter of 2004 compared with a return on average stockholders' equity of 16.55% and a return on average assets of 1.66% for the three months ended September 30, 2003.

FINANCIAL PERFORMANCE

	Third Quarter 2004	Third Quarter 2003
(In thousands, except per share data)
Net income	$23,198	$13,030
Basic earnings per share	$0.47	$0.36
Diluted earnings per share	$0.46	$0.36
Return on average assets	1.60%	1.66%
Return on average stockholders' equity	14.08%	16.55%
Efficiency ratio	36.85%	34.42%
Total average assets	$5,778,209	$3,108,858
Total average stockholders' equity	$655,309	$312,393

Net Interest Income Before Provision for Loan Losses

Net interest income before provision for loan losses increased to $54.8 million during the third quarter of 2004, or 98.9% higher than the $27.6 million during the same quarter a year ago. The increase was due primarily to the merger with GBC Bancorp and strong growth in loans.

The net interest margin, on a fully taxable-equivalent basis, increased 11 basis points from 4.02% during the second quarter 2004 to 4.13% for the third quarter 2004. The net interest margin increased from 3.80% in the third quarter of 2003 to 4.13% in the third quarter of 2004, primarily as a result of increases in the prime rate, higher yields on investment securities, and interest collected from payoffs of several nonaccrual loans.

For the third quarter of 2004, the interest rate earned on our average interest-earning assets was 5.25% on a fully taxable-equivalent basis, and our cost of funds on average interest-bearing liabilities equaled 1.37%. In comparison, for the third quarter of 2003, the interest rate earned on our average interest-earning assets was 5.02% and our cost of funds on average interest-bearing liabilities equaled 1.47%.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate, the net interest spread and the net interest margin were as follows:

Interest-Earning Assets and Interest-Bearing Liabilities
Three months ended September 30,	2004			2003
		Interest	Average		Interest	Average
Taxable-equivalent basis	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest Earning Assets
Loans and leases (1)	$ 3,565,067	$ 51,022	5.69%	$ 1,981,930	$ 27,562	5.52%
Taxable securities	1,646,814	17,787	4.30	844,766	8,131	3.82
Tax-exempt securities (3)	108,495	1,554	5.70	94,466	1,340	5.63
Interest bearing deposits	4,866	37	3.02	2,285	21	3.65
Federal funds sold & securities purchased
under agreements to resell	8,810	25	1.13	6,054	11	0.72
Total interest-earning assets	5,334,052	70,425	5.25	2,929,501	37,065	5.02
Non-interest earning assets
Cash and due from banks	86,928			60,368
Other non-earning assets	435,679			152,176
Total non-interest earning assets	522,607			212,544
Less: Allowance for loan losses	(67,114)			(28,339)
Deferred loan fees	(11,336)			(4,848)
Total assets	$ 5,778,209			$ 3,108,858
Interest bearing liabilities:
Interest bearing demand accounts	$ 261,440	$ 151	0.23	$ 160,752	$ 94	0.23
Money market accounts	603,407	1,216	0.80	187,212	315	0.67
Savings accounts	425,175	324	0.30	317,156	241	0.30
Time deposits	2,570,964	10,978	1.70	1,494,803	6,443	1.71
Total interest-bearing deposits	3,860,986	12,669	1.31	2,159,923	7,093	1.30
Fed funds borrowed and repos	34,480	160	1.85	77,195	205	1.05
Other borrowings	410,832	1,543	1.49	162,500	1,424	3.48
Junior subordinated notes	53,892	641	4.73	22,750	260	4.53
Total interest-bearing liabilities	4,360,190	15,013	1.37	2,422,368	8,982	1.47
Non-interest bearing liabilities
Demand deposits	669,797			326,803
Other liabilities	92,913			47,294
Stockholders' equity	655,309			312,393
Total liabilities and stockholders' equity	$ 5,778,209			$ 3,108,858
NET INTEREST SPREAD (4)			3.88%			3.55%
NET INTEREST INCOME (4)		$ 55,412			$ 28,083
NET INTEREST MARGIN (4)			4.13%			3.80%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance
(2) Calculated by dividing net interest income by average outstanding interest-earning assets

(3) The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%

(4) Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%

Taxable-Equivalent Net Interest Income - Changes Due to Rate and Volume(1)
	Three months ended September 30,
	2004-2003
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-Earning Assets:
Deposits with other banks	$ 20	$ (4)	$ 16
Federal funds sold and securities purchased
under agreements to resell	6	8	14
Taxable securities	8,531	1,125	9,656
Tax-exempt securities (2)	197	17	214
Loans	22,558	902	23,460

Total increase (decrease) in interest income	31,312	2,048	33,360
Interest-Bearing Liabilities:
Interest bearing demand accounts	58	(1)	57
Money market accounts	826	75	901
Savings accounts	82	1	83
Time deposits	4,578	(43)	4,535
Federal funds borrowed and securities sold
under agreements to repurchase	(149)	104	(45)
Other borrowed funds	1,260	(1,141)	119
Junior subordinated debt	369	12	381
Total increase (decrease) in interest expense	7,024	(993)	6,031
Changes in net interest income	$ 24,288	$ 3,041	$ 27,329

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

Provision for Loan Losses

The provision for loan losses was zero for both the second and third quarters of 2004 compared to $1.7 million for the third quarter of 2003. The provision for loan losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses that management believes should be sufficient to absorb loan losses inherent in the Company's loan portfolio. Total chargeoffs and recoveries for the third quarter of 2004 were $2.4 million and $2.5 million, respectively, compared to total chargeoffs and recoveries of $15,000 and $61,000, respectively, for the third quarter of 2003. Total net recoveries for the nine months in 2004 were $233,000 compared to net charge-offs of $124,000 for the nine months in 2003.

Non-Interest Income

Non-interest income, which includes revenues from service charges on deposit accounts, letters of credit commissions, securities gains (losses), gains (losses) from loan sales, wire transfer fees, and other sources of fee income, was $4.7 million for the third quarters of both 2004 and 2003.

For the third quarter of 2004, the Company recorded net securities losses of $0.3 million compared to $1.7 million of net gains for the same quarter in 2003.

Letters of credit commissions increased $579,000, or 106.8%, from $542,000 in the third quarter of 2003 to $1.1 million in the third quarter of 2004. Comparing the third quarter of 2004 to the third quarter of 2003, depository service fees increased $542,000, or 39.1% and other operating income increased $822,000, or 73.6%. These increases were due primarily to the merger with GBC Bancorp.

Non-Interest Expense

Non-interest expense increased $10.8 million to $22.0 million in the third quarter of 2004 primarily due to the merger with GBC Bancorp. The efficiency ratio was 36.85% for the third quarter 2004 compared to 34.42% in the year ago quarter. Salaries and employee benefits increased $6.0 million or 91.8% from $6.5 million in the third quarter of 2003 to $12.5 million in the third quarter of 2004 due to the merger with GBC Bancorp and a $798,000 increase in compensation expense due to the amortization of compensation expense associated with stock options granted after the third quarter of 2003. Occupancy expense increased by $1.0 million or 92.1%, from $1.1 million in the third quarter of 2003 to $2.1 million in the third quarter of 2004, due primarily to the merger with GBC Bancorp. Computer and equipment expense increased $646,000 or 84.3% from $766,000 in the third quarter of 2003 to $1.4 million in the third quarter of 2004 due to the merger with GBC Bancorp. Professional services expense increased $822,000 or 91.2% from $901,000 in the third quarter of 2003 to $1.7 million in the third quarter of 2004 due to higher legal, consulting, and other professional expenses primarily as a result of the merger with GBC Bancorp. Amortization of core deposit intangibles increased by $1.3 million due to the merger with GBC Bancorp. Other operating expenses increased $690,000 or 109.5% due to the merger with GBC Bancorp.

Income Taxes

The effective tax rates for the third quarter of 2004 and 2003 were 38.3% and 33.3%, respectively, compared to 36.7% for the full year 2003. The effective tax rate for the third quarter of 2004 of 38.3% increased from the full year 2003 effective tax rate of 36.7% because the tax benefits from the Company's investments in affordable housing and other tax-exempt investments comprise a smaller percentage of pretax income in 2004 compared to 2003. Quarterly comparisons with the first three quarters of 2003 are impacted by the real estate investment trust ("REIT") state tax benefits which reduced income tax expense in the first three quarters of 2003, and increased income tax expense in the fourth quarter of 2003, when the previously recorded benefit was reversed.

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions. While the Company continues to believe that the tax benefits recorded in three prior years with respect to its regulated investment company were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative - Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. As of September 30, 2004, the Company reflected a $12.3 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $8.0 million after giving effect to Federal tax benefits. Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $8.0 million net state tax receivable after giving effect to Federal tax benefits.

Year-to-Date Income Statement Review

Net income was $65.2 million or $1.30 per diluted share for the nine months ended September 30, 2004, an increase of 68.1% in net income over the $38.8 million or $1.07 per diluted share for the same period a year ago. The net interest margin for the nine months ended September 30, 2004, increased 13 basis points to 4.07% compared to 3.94% in the same period a year ago.

The average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rates, the net interest spread and the net interest margins were as follows:

Interest-Earning Assets and Interest-Bearing Liabilities
Nine months ended September 30,	2004			2003
		Interest	Average		Interest	Average
Taxable-equivalent basis	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest Earning Assets
Loans and leases (1)	$ 3,458,690	$ 144,251	5.57%	$ 1,948,381	$ 81,532	5.59%
Taxable securities	1,655,238	52,647	4.25	729,428	23,996	4.40
Tax-exempt securities (3)	104,683	4,446	5.67	93,345	4,085	5.85
Interest bearing deposits	5,280	102	2.58	1,299	35	3.60
Federal funds sold & securities purchased
under agreements to resell	16,425	102	0.83	35,218	312	1.18
Total interest-earning assets	5,240,316	201,548	5.14	2,807,671	109,960	5.24
Non-interest earning assets
Cash and due from banks	96,018			46,770
Other non-earning assets	423,508			145,332
Total non-interest earning assets	519,526			192,102
Less: Allowance for loan losses	(66,920)			(26,706)
Deferred loan fees	(11,089)			(4,696)
Total assets	$ 5,681,833			$ 2,968,371
Interest bearing liabilities:
Interest bearing demand accounts	$ 271,400	$ 530	0.26	$ 154,482	$ 266	0.23
Money market accounts	617,917	3,431	0.74	187,864	1,053	0.75
Savings accounts	421,917	952	0.30	308,217	684	0.30
Time deposits	2,489,704	30,046	1.61	1,466,330	20,601	1.88
Total interest-bearing deposits	3,800,938	34,959	1.23	2,116,893	22,604	1.43
Fed funds borrowed and repos	54,025	887	2.19	27,271	216	1.06
Other borrowings	388,029	4,173	1.44	154,753	4,072	3.52
Junior subordinated notes	53,877	1,778	4.41	8,028	272	4.53
Total interest-bearing liabilities	4,296,869	41,797	1.30	2,306,945	27,164	1.57
Non-interest bearing liabilities
Demand deposits	654,911			296,652
Other liabilities	87,522			61,264
Stockholders' equity	642,531			303,510
Total liabilities and stockholders' equity	$ 5,681,833			$ 2,968,371
Net interest spread (4)			3.84%			3.67%
Net interest income (4)		$ 159,751			$ 82,796
Net interest margin (4)			4.07%			3.94%

(1) Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance
(2) Calculated by dividing net interest income by average outstanding interest-earning assets

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

Taxable-Equivalent Net Interest Income - Changes Due to Rate and Volume(1)
(Dollars in thousands)	Nine months ended September 30, 2004-2003 Increase (Decrease) in Net Interest Income Due to:
	Changes in Volume	Changes in Rate	Total Change

Interest-Earning Assets:
Deposits with other banks	$ 80	$ (13)	$ 67
Federal funds sold and securities purchased
under agreements to resell	(134)	(76)	(210)
Taxable securities	29,498	(847)	28,651
Tax-exempt securities (2)	488	(127)	361
Loans	63,068	(349)	62,719

Total increase (decrease) in interest income	93,000	(1,412)	91,588
Interest-Bearing Liabilities:
Interest bearing demand accounts	225	39	264
Money market accounts	2,389	(11)	2,378
Savings accounts	257	11	268
Time deposits	12,719	(3,274)	9,445
Federal funds borrowed and securities sold
under agreements to repurchase	321	350	671
Other borrowed funds	3,542	(3,441)	101
Junior subordinated debt	1,514	(8)	1,506
Total increase (decrease) in interest expense	20,967	(6,334)	14,633
Changes in net interest income	$ 72,033	$ 4,922	$ 76,955

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

Return on average stockholders' equity was 13.56% and return on average assets was 1.53% for the nine months ended September 30, 2004, compared to a return on average stockholders' equity of 17.10% and a return on average assets of 1.75% for the nine months ended September 30, 2003. The efficiency ratio for the nine months ended September 30, 2004, was 39.08% compared to 35.20% during the same period a year ago.

Financial Condition Review

Assets

Total assets increased by $351.1 million to $5.9 billion at September 30, 2004, up 6.3% from year-end 2003 of $5.5 billion. The increase in total assets was due primarily to increases in loans and investment securities.

Securities

Total securities were $1.80 billion or 30.5% of total assets at September 30, 2004 compared with $1.71 billion or 30.8% of total assets at December 31, 2003.

The net unrealized gain on securities available-for-sale, which represents the difference between fair value and amortized cost, decreased to $7.8 million at September 30, 2004, compared with a net unrealized gain of $15.2 million at year-end 2003 primarily as a result of increases in interest rates and the maturity or sales of higher yielding securities. Net unrealized gains on the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax.

The average taxable-equivalent yield on taxable investment securities increased 48 basis points to 4.30% for the quarter ended September 30, 2004, compared with 3.82% during the same quarter a year ago, due to purchases of securities at higher interest rates during 2004 and significant amortization of securities premiums in the third quarter of 2003 as a result of high prepayments on mortgage backed securities.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale, as of September 30, 2004, and December 31, 2003:

	September 30, 2004
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$258,719	$2,263	$1,065	$259,917
State and municipals securities	86,429	3,618	126	89,921
Mortgage-backed securities	974,327	8,871	3,592	979,606
Commercial mortgage-backed securities	52,688	301	335	52,654
Collateralized mortgage obligations	339,690	2,850	346	342,194
Asset-backed securities	7,365	18	27	7,356
Corporate bonds	9,171	146	11	9,306
Equity securities	33,366	-	4,750	28,616
Other securities	25,490	-	-	25,490
Total	$1,787,245	$18,067	$10,252	$1,795,060

	December 31, 2003
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$325,886	$5,294	$1,237	$329,943
State and municipals securities	75,770	3,621	59	79,332
Mortgage-backed securities	823,227	9,814	2,372	830,669
Commercial mortgage-backed securities	68,309	647	25	68,931
Collateralized mortgage obligations	264,762	2,236	120	266,878
Asset-backed securities	25,995	336	22	26,309
Corporate bonds	39,170	1,255	43	40,382
Equity securities	32,955	-	4,262	28,693
Other securities	36,706	119	-	36,825
Total	$1,692,780	$23,322	$8,140	$1,707,962

Impaired Securities at September 30, 2004
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of securities	Fair value	losses	Fair value	losses	Fair value	Losses
	(In thousands)
U.S. government agencies	$ 149,835	$ 858	$ 9,242	$ 207	$ 159,077	$ 1,065
State and municipal securities	4,283	87	1,503	39	5,786	126
Mortgage-backed securities	266,699	2,720	33,115	872	299,814	3,592
Commercial Mortgage-backed securities	26,043	335	-	-	26,043	335
Collateralized mortgage obligations	77,445	346	-	-	77,445	346
Asset-backed securities	3,212	27	-	-	3,212	27
Corporate bonds	5,035	11	-	-	5,035	11
Equity securities	-	-	20,250	4,750	20,250	4,750
Total	$ 532,552	$ 4,384	$ 64,110	$ 5,868	$ 596,662	$ 10,252

The Company has the ability and intent to hold the impaired securities included in the table above for a period of time sufficient for a recovery of cost. The impaired securities represent 33.2% of the fair value of the Company's total investment securities. Unrealized losses on these securities generally resulted from changes in interest rates from the date that these securities were purchased. All of these securities are investment grade.

At September 30, 2004, equity securities included $20.3 million of preferred stock issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. These issues of preferred stock are tied to various short term indexes ranging from the three-month LIBOR interest rate to the two year U. S. treasury rate. These securities have AA- credit ratings from the securities rating agencies and are callable by the issuer at par. At September 30, 2004, the unrealized loss on these securities totaled $4.8 million compared to $4.3 million at December 31, 2003, as a result of an increase in the spreads compared to U S Treasury securities for these securities. It is expected that these investments will increase in value as short term interest rates rise toward their long term average level if spreads do not increase.

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". This EITF describes a model involving three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than-temporary, and (3) recognize the impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. In September, the FASB approved the deferral of the effective date for EITF No. 03-1 until such time as new guidance is issued and comes into effect.

At September 30, 2004, management believes the impairments detailed in the table above are temporary and, accordingly, no impairment loss has been recognized in the Company's unaudited condensed consolidated statement of income.

The following table summarizes the scheduled maturities by security type of securities available-for-sale as of September 30, 2004:

September 30, 2004
(In thousands)	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total
Maturity Distribution:
U.S. government agencies	$ -	$ 160,115	$ 99,416	$ 386	$ 259,917
State and municipal securities	1,102	14,430	38,415	35,974	89,921
Mortgage-backed securities(1)	-	13,539	45,732	920,335	979,606
Commercial mortgage-backed
securities(1)	-	5,878	-	46,776	52,654
Collateralized mortgage
obligations(1)	-	251	10,729	331,214	342,194
Asset-backed securities(1)	-	4,144	-	3,212	7,356
Corporate bonds	-	9,306	-	-	9,306
Equity securities	28,616	-	-	-	28,616
Other securities	25,490	-	-	-	25,490
Total	$ 55,208	$ 207,663	$ 194,292	$ 1,337,897	$ 1,795,060

(1) Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.

Loans

Gross loans at September 30, 2004, were $3.64 billion compared with gross loans at year-end 2003 of $3.31 billion. Gross loan growth during the third quarter equaled $106.9 million, an increase of 3.0% from second quarter 2004, reflecting primarily increases in commercial mortgage loans.

Commercial mortgage loans increased $355.9 million or 20.7% to $2.07 billion at September 30, 2004, compared to $1.72 billion at year-end 2003. At September 30, 2004, this portfolio represented approximately 58.1% of the Bank's net loans compared to 53.1% at year-end 2003. The increases in commercial mortgage loans were partially offset by decreases in commercial loans totaling $15.1 million and decreases in construction loans totaling $60.4 million.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollar in thousands)	September 30, 2004	% of Total	December 31, 2003	% of Total	% Change
Loans
Commercial	$ 941,283	26.4%	$ 956,382	29.6%	(1.6)
Residential mortgage	315,170	8.8	262,954	8.1	19.9
Commercial mortgage	2,071,294	58.2	1,715,434	53.1	20.7
Real estate construction	298,948	8.4	359,339	11.1	(16.8)
Installment	9,404	0.3	11,452	0.4	(17.9)
Other	3,530	0.1	860	0.0	310.5

Gross loans and leases	$ 3,639,629	102.2	$ 3,306,421	102.3	10.1

Allowance for loan losses	(66,041)	(1.9)	(65,808)	(2.0)	0.4
Unamortized deferred loan fees	(11,284)	(0.3)	(10,862)	(0.3)	3.9

Total loans and leases, net	$ 3,562,304	100%	$ 3,229,751	100.0%	10.3

Asset Quality Review

Non-performing Assets

Non-performing assets ("NPAs") to gross loans plus other real estate owned decreased to 0.80% at September 30, 2004, from 1.19% at December 31, 2003, and increased from 0.24% at September 30, 2003. More than two-thirds of the $11.0 million in loans past due 90 days or more and still accruing interest are secured by real estate. Total non-performing assets decreased to $29.2 million at September 30, 2004, compared with $39.3 million at December 31, 2003, and $4.9 million at September 30, 2003. Non-performing assets include accruing loans past due 90 days or more, non-accrual loans, and other real estate owned.

The following table sets forth the breakdown of non-performing assets by categories as of the dates indicated:

(In thousands)	September 30, 2004	December 31, 2003
Non-performing assets
Accruing loans past due 90 days or more	$ 11,042	$ 5,916
Non-accrual loans	18,204	32,959
Total non-performing loans	29,246	38,875

Other real estate owned	-	400
Total non-performing assets	$ 29,246	$ 39,275
Troubled debt restructurings	$ 1,010	$ 5,808

Non-performing assets as a percentage of gross loans and OREO	0.80%	1.19%
Allowance for loan losses as a percentage of non-performing loans	226%	169%

Non-accrual Loans

Non-accrual loans of $18.2 million at September 30, 2004, consisted mainly of $7.4 million in real estate loans and $10.8 million in commercial loans. The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	September 30, 2004			December 31, 2003
	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other
	(In thousands)
Type of Collateral
Single/ multi-family residence	$ 1,940	$ -	$ -	$ 799	$ -	$ -
Commercial real estate	4,478	3,910	-	6,862	1,630	-
Land	1,028	-	-	-	-	-
UCC	-	6,001	-	-	19,664	-
Other	-	-	5	-	-	17
Unsecured	-	842	-	-	3,987	-
Total	$ 7,446	$ 10,753	$ 5	$ 7,661	$ 25,281	$ 17

(1) Real estate includes commercial mortgage loans, real estate constuction loans, and residential mortgage loans.

The following table presents non-accrual loans by type of businesses the borrowers are engaged in, as of the dates indicated:

	September 30, 2004			December 31, 2003
	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other
	(In thousands)
Type of Business
Real estate development	$ 3,287	$ 645	$ -	$ 3,656	$ 100	$ -
Wholesale/Retail	4,015	2,795	-	2,525	3,295	-
Food/Restaurant	-	897	-	-	996	-
Import/Export	-	6,416	-	1,300	20,890	-
Other	144	-	5	180	-	17
Total	$ 7,446	$ 10,753	$ 5	$ 7,661	$ 25,281	$ 17

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

At September 30, 2004, troubled debt restructurings decreased to $1.0 million compared to $5.8 million at December 31, 2003, mainly due to loan payoffs.

Subsequent to September 30, 2004, in addition to loans disclosed above as past due, nonaccrual, or restructured, management also identified a credit facility consisting of a $9.5 million loan and a $0.4 million remaining commitment as to which the borrower's future ability to comply with the present loan repayment terms appears to be uncertain. This credit facility was originated by the former New York City loan production office of General Bank and its collateral includes accounts receivable, inventory, and residential real estate.

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

We identified impaired loans with a recorded investment of $18.2 million at September 30, 2004, compared with $40.8 million at year-end 2003. The decrease in impaired loans during the first nine months of 2004 resulted from payoffs and improvements in credit quality of loans previously considered impaired. The following tables present a breakdown of impaired loans and the related allowances as of the dates indicated:

	At September 30, 2004			At December 31, 2003
	Recorded		Net	Recorded		Net
(In thousands)	Investment	Allowance	Balance	Investment	Allowance	Balance
Commercial	$ 10,758	$ 2,739	$ 8,019	$ 29,778	$ 6,149	$ 23,629
Real Estate (1)	7,446	236	7,210	11,060	1,397	9,663
Total	$ 18,204	$ 2,975	$ 15,229	$ 40,838	$ 7,546	$ 33,292

(1) Real Estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

Loan Concentration

There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of September 30, 2004, or December 31, 2003.

Allowance for Loan Losses

The Bank's management is committed to managing the risk in its loan portfolio by maintaining the allowance for loan losses at a level that is considered to be equal to the estimated and known risks in the loan portfolio. With a risk management objective, the Bank's management has an established monitoring system that is designed to identify impaired and problem loans and permit periodic evaluation of impairment and the adequacy level of the allowance for loan losses in a timely manner. The nature of the process by which the Bank determines the appropriate allowance for loan losses requires the exercise of considerable judgment. The allowance for loan losses is increased by charges to the provision for loan losses. Identified credit exposures that are determined to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for loan losses.

The allowance for loan losses amounted to $66.0 million at September 30, 2004, and represented the amount needed to maintain an allowance that we believe should be sufficient to absorb loan losses inherent in the Company's loan portfolio. The allowance for loan losses represented 1.81% of period-end gross loans and 226% of non-performing loans at September 30, 2004. The comparable ratios were 1.99% of year-end 2003 gross loans and 169% of non-performing loans at December 31, 2003. Total chargeoffs and recoveries for the third quarter of 2004 were $2.4 million and $2.5 million, respectively, compared to total chargeoffs and recoveries of $15,000 and $61,000, respectively, for the third quarter of 2003. The following table sets forth information relating to the allowance for loan losses for the periods indicated:

	For the nine months ended September 30, 2004	For the year ended December 31, 2003
(Dollars in thousands)

Balance at beginning of period	$65,808	$24,543
Provision for loan losses	-	7,150
Loans charged off	(4,857)	(856)
Recoveries of loans charged off	5,090	923
Allowance from General Bank at merger date	-	34,048
Balance at end of period	$66,041	$65,808

Average loans outstanding, net of deferred loan fees	$3,447,601	$2,227,335
Ratio of net charge-offs to average net loans outstanding (annualized)	N/A	N/A
Provision for loan losses to average net loans outstanding (annualized)	0.00%	0.32%
Allowance to non-performing loans, at period-end	226%	169%
Allowance to gross loans, at period-end	1.81%	1.99%

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

With these above methodologies, the specific allowance is for those loans internally classified and risk graded as Special Mention, Substandard, Doubtful, or Loss. Additionally, the Bank's management allocates a specific allowance for "Impaired Credits," in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The level of the general allowance is established to provide coverage for management's estimate of the probable losses in the loan portfolio by various loan segments not covered by the specific allowance.

The table set forth below reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

Allocation of Allowance for Loan Losses
(Dollars in thousands)	September 30, 2004		December 31, 2003
Type of Loans:	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans
Commercial loans	$ 36,689	27.3%	$ 34,277	29.2%
Residential mortgage loans	1,155	8.3	1,090	10.7
Commercial mortgage loans	24,297	54.7	17,458	52.0
Real estate construction loans	3,789	9.4	12,899	7.6
Installment loans	26	0.2	61	0.5
Other loans	85	0.1	23	0.0
Total	$ 66,041	100%	$ 65,808	100%

The allowance allocated to commercial loans increased to $36.7 million at September 30, 2004, from $34.3 million at December 31, 2003, due to an increase in the allowance allocated to the Continental Airlines lease as a result of continued weakness in the airline industry and increases in oil prices and an increase to the reserve factor for pass rated commercial loans to reflect the combined historical loss experience of Cathay Bank and General Bank. Commercial loans comprised 59.1% of nonaccrual loans, and 40.4% of loans over 90 days still on accrual status at September 30, 2004.

Because the credit quality of the residential mortgage loan portfolio has remained steady during the third quarter of 2004, management has maintained the allocated allowance for this segment at $1.1 million.

The allowance allocated to commercial mortgage loans increased from $17.5 million at December 31, 2003, to $24.3 million at September 30, 2004, due to the growth in the size of the commercial mortgage loan portfolio. Commercial mortgage loans comprised 22.1% of nonaccrual loans and 11.5% of loans over 90 days still on accrual status, respectively, at September 30, 2004.

The allowance allocated to construction loans has decreased from $12.9 million or 3.6% of December 31, 2003 construction loans, to $3.8 million or 1.3% of September 30, 2004, construction loans. The decrease in the allowance allocated to construction loans was due to the decline in construction loans during the nine months of 2004, including the payoff and sale of a number of construction loans with credit weaknesses. At September 30, 2004, $3.3 million in construction loans were on nonaccrual status.

Allowances for other risks of probable loan losses equaled $4.8 million as of September 30, 2004, compared to $3.3 million as of December 31, 2003. The components of the other risks that have the potential to affect the Bank's portfolio are comprised of two basic elements. The Bank has set aside funds to cover the risk factors for general economic conditions such as the continued slow recovery from the last recession and the record high oil prices. The other component of other portfolio risk is the potential errors in loan classification and review methodologies, especially the integration of General Bank's loan grading and reserving methodology with that of Cathay Bank. Based on these two components of other risks, management believes that the allowance for other risks of probable loan losses is appropriate. The allowance for other risks of probable loan losses is allocated in the table above by type of loan.

Other Assets

On March 18, 2004, the Company signed a stock purchase agreement with Broadway Financial Corporation (Broadway) providing for the purchase by the Company of shares of Broadway common stock at a price of $13.50 per share. On June 11, 2004, the Company purchased 70,000 shares (a 4.9% interest) of Broadway's common stock for $945,000.

Deposits

Total deposits increased $113.3 million, or 2.6%, from December 31, 2003, and $33.1 million, or 0.7%, from June 30, 2004. Non-interest-bearing checking accounts, interest-bearing checking accounts, and savings accounts comprised 43.3% of total deposits at September 30, 2004, time deposit accounts of less than $100,000 comprised 11.8% of total deposits, while the remaining 44.9% was comprised of time deposit accounts of $100,000 or more.

The following table displays the deposit mix as of the dates indicated:

(Dollars in thousands)	September 30, 2004	% of Total	December 31, 2003	% of Total	% Change
Deposits
Non-interest-bearing deposits	$ 660,909	14.6%	$ 633,556	14.3%	4.3%
Interest-bearing checking deposits	878,738	19.3	937,317	21.2	(6.2)
Savings deposits	428,660	9.4	425,076	9.6	0.8
Time deposits under $100	536,387	11.8	559,305	12.6	(4.1)
Time deposits of $100 or more	2,036,641	44.9	1,872,827	42.3	8.7
Total deposits	$ 4,541,335	100.0%	$ 4,428,081	100.0%	2.6%

Borrowings

Total advances from the Federal Home Loan Bank of San Francisco increased by $170.8 million to $429.1 million at September 30, 2004, compared with $258.3 million at year-end 2003. On January 28, 2004, Bancorp repaid in full the $20 million term loan borrowed from another financial institution.

Other Liabilities

Other liabilities increased to $72.1 million at September 30, 2004, from $56.1 million at December 31, 2003, due primarily to the pending settlement of securities purchased of $16.5 million.

Capital Resources

Stockholders' equity of $677.3 million at September 30, 2004, increased by $58.0 million, or 9.4%, compared to $619.3 million at December 31, 2003. The following table summarizes the increase in stockholders' equity:

(Dollars in thousands)	First nine months of 2004
Net Income	$ 65,245
Issuance of common stock through dividend reinvestment plan	1,883
Amortization of unearned compensation	2,271
Stock options exercised	2,470
Tax benefits from stock options exercised	1,262
Changes in other comprehensive income	(4,640)
Dividends paid	(10,439)
Net increase in stockholders' equity	$ 58,052

In April 2001, the Board of Directors approved a stock repurchase program of up to $15 million of the Company's common stock. Cumulatively through September 30, 2004, the Company has repurchased 639,820 shares of our common stock for $8.8 million. No shares have been repurchased since the third quarter of 2003.

The Company declared cash dividends of 7 cents per share in January 2004 on 49,610,926 shares outstanding, in April 2004 on 49,718,808 shares outstanding, and in July 2004 on 49,779,354 shares outstanding. On October 1, 2004, the Company declared a cash dividend of 9 cents per share on 49,850,804 shares outstanding. Total cash dividends paid in 2004, including the $4.5 million paid in October, amounted to $14.9 million. The dividend information contained in this paragraph reflects the two-for-one stock split that became effective September 28, 2004.

Under the Equity Incentive Plan adopted by the Board of Directors in 1998, the Company granted options to purchase 676,200 shares of common stock with an exercise price of $28.70 per share to eligible officers and directors on February 19, 2004. In addition, in the second quarter of 2004, the Company granted an additional 65,000 shares with weighted average exercise price of $32.37 per share. There were no options granted in the third quarter of 2004.

Capital Adequacy Review

Management seeks to maintain the Company's capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both the Bancorp's and the Bank's regulatory capital continued to well exceed the regulatory minimum requirements as of September 30, 2004. In addition, the capital ratios of the Bank place it in the "well capitalized" category, which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Bancorp's capital and leverage ratios as of September 30, 2004, and December 31, 2003:

	Cathay General Bancorp
	September 30, 2004		December 31, 2003
(Dollars in thousands)	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$461,562	10.41%	$391,873	9.95%
Tier 1 capital minimum requirement	177,425	4.00	157,498	4.00
Excess	$284,137	6.41%	$234,375	5.95%

Total capital (to risk-weighted assets)	$517,138	11.66%	$441,296	11.21%
Total capital minimum requirement	354,849	8.00	314,997	8.00
Excess	$162,289	3.66%	$126,299	3.21%

Tier 1 capital (to average assets)
- Leverage ratio	$461,562	8.38%	$391,873	7.97%
Minimum leverage requirement	220,363	4.00	196,694	4.00
Excess	$241,199	4.38%	$195,179	3.97%

Risk-weighted assets	$4,435,618		$3,937,458
Total average assets (1)	$5,509,083		$4,917,354

(1) Average assets represent average balances for the third quarter of 2004 and the fourth quarter of 2003.

The following table presents the Bank's capital and leverage ratios as of September 30, 2004, and December 31, 2003:

	September 30, 2004		December 31, 2003
(Dollars in thousands)	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$444,557	10.04%	$375,543	9.56%
Tier 1 capital minimum requirement	177,079	4.00	157,167	4.00
Excess	$267,478	6.04%	$218,376	5.56%

Total capital (to risk-weighted assets)	$500,026	11.30%	$424,863	10.81%
Total capital minimum requirement	354,157	8.00	314,334	8.00
Excess	$145,869	3.30%	$110,529	2.81%

Tier 1 capital (to average assets)
- Leverage ratio	$444,557	8.09%	$375,543	7.70%
Minimum leverage requirement	219,897	4.00	195,078	4.00
Excess	$224,660	4.09%	$180,465	3.70%

Risk-weighted assets	$4,426,965		$3,929,169
Total average assets (1)	$5,497,418		$4,876,943

(1) Average assets represent average balances for the third quarter of 2004 and the fourth quarter of 2003.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank ("FHLB"). At September 30, 2004, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) decreased slightly to 28.8% compared to 32.9% at year-end 2003.

To supplement its liquidity needs, the Bank maintains a total credit line of $101.5 million for federal funds with three correspondent banks, and master agreements with five brokerage firms whereby up to $300.0 million would be available through the sale of securities subject to repurchase. The Bank is also a shareholder of the FHLB of San Francisco, which enables the Bank to have access to lower cost FHLB financing when necessary. As of September 30, 2004, based on collateral pledged, the Bank had a total credit line with the FHLB of San Francisco totaling $498.4 million. The total credit outstanding with the FHLB of San Francisco at September 30, 2004, was $434.9 million. These borrowings are secured by residential mortgages and investment securities.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and investment securities available-for-sale. At September 30, 2004, such assets at fair value totaled $1.80 billion, with $0.81 billion pledged as collateral for borrowings and other commitments. The remaining $0.99 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

We had a significant portion of our time deposits maturing within one year or less as of September 30, 2004. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank's marketplace. However, based on our historical runoff experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
	September 30, 2004 Interest Rate Sensitivity Period
	Within	Over 3 Months	Over 1 Year	Over	Non-interest
(Dollars in thousands)	3 Months	to 1 Year	to 5 Years	5 Years	Sensitive	Total
Interest-earning Assets:
Cash and due from banks	$ -	$ -	$ -	$ -	$ 104,377	$ 104,377
Securities available-for-sale [1]	221,075	1,102	207,663	1,365,220	-	1,795,060
Loans receivable, gross [2]	2,884,270	64,214	222,143	450,798	-	3,621,425
Non-interest-earning assets, net	-	-	-	-	372,181	372,181
Total assets	$ 3,105,345	$ 65,316	$ 429,806	$ 1,816,018	$ 476,558	$ 5,893,043

Interest-bearing Liabilities:
Deposits
Demand deposits	$ -	$ -	$ -	$ -	$ 660,909	$ 660,909
Money market and NOW deposits [3]	37,698	117,311	353,165	370,564	-	878,738
Savings deposit [3]	15,989	90,833	204,942	116,896		428,660
TCDs under $100	250,084	243,209	43,066	28	-	536,387
TCDs $100 and over	886,548	822,916	327,177		-	2,036,641
Total deposits	1,190,319	1,274,269	928,350	487,488	660,909	4,541,335
Federal funds purchased and securities
sold under agreement to repurchase	62,500	15,000	-	-	-	77,500
Advances from FHLB	359,077	70,000	-	-	-	429,077
Other borrowings	-	-	-	15,651	-	15,651
Junior subordinated debt	53,901	-	-	-	-	53,901
Non-interest-bearing other liabilities	-	-	-	-	98,231	98,231
Stockholders' equity	-	-	-	-	677,348	677,348
Total liabilities and stockholders' equity	$ 1,665,797	$ 1,359,269	$ 928,350	$ 503,139	$ 1,436,488	$ 5,893,043
Interest sensitivity gap	$ 1,439,548	$ (1,293,953)	$ (498,544)	$ 1,312,879	$ (959,930)	-
Cumulative interest sensitivity gap	$ 1,439,548	$ 145,595	$ (352,949)	$ 959,930	$ -	-
Gap ratio (% of total assets)	24.43%	-21.96%	-8.46%	22.28%	-16.29%	-
Cumulative gap ratio	24.43%	2.47%	-5.99%	16.29%	0.00%	-

1 Includes $8.4 million of venture capital investments, $20.3 million of variable-rate agency preferred stock in the "Within three months" column, and pending settlement of $15.6 million.

2 Excludes allowance for loan losses of $66.0 million, unamortized deferred loan fees of $11.3 million and $18.2 million of non-accrual loans, which are included in non-interest-earning assets. Adjustable-rate loans are included in the "within three months" column, as they are subject to interest adjustments depending upon the terms on the loans..

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

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At September 30, 2004, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 3.78%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 7.72%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 3.13% and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 4.76%. The Company's simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level to value the net economic value of our portfolio of assets and liabilities in our policy to a change of plus or minus 30% when the hypothetical rate change is plus or minus 200 basis points. At September 30, 2004, the Company was within such guidelines.

Financial Derivatives

It is the policy of the Company not to speculate on the future direction of interest rates. However, the Company enters into financial derivatives in order to seek mitigation of exposure to interest rate risks related to our interest-earning assets and interest-bearing liabilities. We believe that these transactions, when properly structured and managed, may provide a hedge against interest rate risk inherent in the Company's assets or liabilities and against risk in specific transactions. In such instances, the Company may protect its position through the purchase or sale of interest rate futures contracts for a specific cash or interest rate risk position. Other hedge transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges will require an assessment of basis risk and must be approved by the Bank's Investment Committee.

The Company recognizes all derivatives on the balance sheet at fair value. Fair value is based on dealer quotes or quoted prices from instruments with similar characteristics. The Company uses financial derivatives designated for hedging activities as cash flow hedges. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. For derivatives designated as fair value hedges, changes the fair value of the derivatives will be reflected in current earnings, together with changes in the fair value of the related hedged item. reflected in current earnings, together with changes in the fair value of the related hedged item, if there is a highly effective correlation between changes in the fair value of the interest rate swaps and changes in the fair value of the underlying asset or liability that is intended to be hedged. If there is not a highly effective correlation between changes in the fair value of the interest rate swaps and the changes in the fair value of the underlying asset or liability that is intended to be hedged, then only the changes in the fair value of the interest rate swaps are reflected in the Company's financial statements.

On March 21, 2000, the Company entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at September 30, 2004, had a remaining term of approximately two quarters. At September 30, 2004, the fair value of the interest rate swap was $0.5 million, exclusive of accrued interest. Amounts to be paid or received on the interest rate swap are reclassified into earnings upon the receipt of interest payments in the underlying hedged loans, including amounts totaling $0.2 million that were reclassified into earnings during the quarter ended September 30, 2004. The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to reclassify into earnings within the next six months is approximately $0.4 million.

In 2004, the Company entered into interest rate swaps with notional amounts of $85.4 million for five years to mitigate risks associated with changes to the fair value of a like amount of fixed rate certificates of deposit (CDs). The five year interest rate swaps will terminate in 2009 and can be terminated after two years at the election of the counterparty. For the first two years of the swaps, the Company will receive interest at a fixed weighted average rate of 3.15% and will pay interest at a rate of LIBOR less 12.5 basis points. If the swaps are not terminated in 2006, then the Company will receive interest at a fixed rate weighted average of 6.0% and will pay interest at a rate of LIBOR less 12.5 basis points for the last three years of the swap term. The five year CDs will mature in 2009 and can be terminated after two years at the election of the Bank. For the first two years of the CDs, the Bank will pay interest of 3.03%. If it does not call the CDs, then the Bank will pay interest of 5.86% for the last three years. As of September 30, 2004, the fair value of these interest rate swaps was an unrealized gain of $342,000 and the fair value of the CDs hedged by these swaps was an unrealized loss of $317,000. These amounts have been recorded in income for the third quarter.

During the third quarter of 2004, the Company entered into $25.0 million notional amount of three year interest rate swaps maturing in 2007 which can be terminated in 2005 at the election of the counterparty. Although these swaps were entered into as a hedge against a like amount of step up CDs, there was insufficient correlation between the changes in the fair value of the interest rate swaps versus the changes in the fair value of the step up CDs to permit hedge accounting treatment. At September 30, 2004, the fair value of the $25.0 million of interest rate swaps of $38,000 was recorded as other income.

During the third quarter and the first nine months of 2004, the $110.4 million in notional amount of interest rate swaps added $341,000 and $358,000, respectively, to net interest income. The estimated net interest income expected within the next twelve months from these interest rate swaps is approximately $0.9 million.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(July 1, 2004 - July 31, 2004)	None
(August 1, 2004 - August 31, 2004)	None
(September 1, 2004 - September 30, 2004)	None
Total	None

In April 2001, the Board of Directors approved a stock repurchase program of up to $15 million of the Company's common stock. Cumulatively through September 30, 2004, the Company has repurchased 639,820 shares of the Company's common stock for $8.8 million. No shares have been repurchased since the third quarter of 2003.

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

(i) Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii) Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iii) Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(iv) Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

    A Form 8-K was filed on August 20, 2004, reporting under Item 5, "Other Events and Required FD Disclosure", Cathay General Bancorp announced, in a press release, that the company's Board of Directors approved a two-for-one split of common stock, in the form of a 100% stock dividend, payable September 28, 2004, to stockholders of record on September 13, 2004.

    A Form 8-K was filed on July 16, 2004, reporting under Item 7 and Item 12 that, on July 15, 2004, Cathay General Bancorp announced in a press release its financial results for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp (Registrant)

Date: November 9, 2004	By /s/ Dunson K. Cheng_______________ Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: November 9, 2004	By /s/ Heng W. Chen___________________ Heng W. Chen Executive Vice President and Chief Financial Officer