Form 10-K
period 2004-12-31
CATHAY GENERAL BANCORP
filed 2005-03-30
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2004) was $1,415,068,247.

The number of shares outstanding as of February 15, 2005: Common Stock, $.01 par value — 50,708,644 shares.

DOCUMENTS INCORPORATED BY REFERENCE

•	Portions of Registrant’s definitive proxy statement relating to Registrant’s 2005 Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2004, are incorporated by reference into Part III.

•	Estimated solely for the purposes of this cover page. The market value of shares held by Registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded.

CATHAY GENERAL BANCORP

2004 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

In this Annual Report on Form 10-K, the “Bancorp” refers to Cathay General Bancorp and the “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events These forward-looking statements may include, but are not limited to, such words as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” or the negative of such terms and other comparable terminology or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Bancorp to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties and other factors include, but are not limited to adverse developments or conditions related to or arising from:

•	our ability to realize the benefits of the merger with GBC Bancorp;

•	our expansion into new market areas;

•	fluctuations in interest rates;

•	demographic changes;

•	increases in competition;

•	deterioration in asset or credit quality;

•	changes in the availability of capital;

•	legislative and regulatory developments such as the potential effects of California tax legislation enacted in late 2003 and the subsequent Franchise Tax Board announcement on December 31, 2003 regarding the taxation of REITs and RICs and of the memorandum of understanding between Cathay Bank and the Federal Deposit Insurance Corporation relating to the Bank’s compliance with certain provisions of the Bank Secrecy Act;

•	changes in business strategy, including the formation of a real estate investment trust;

•	general economic or business condition in California and other regions where the Bank has operations such as the impact of the California budget deficits; and

•	other factors discussed in Part II — Item 7 — “Factors that May Affect Future Results.”

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

We are the holding company of Cathay Bank, a California state-chartered commercial bank. Our principal current business activity is to hold all of the outstanding stock of Cathay Bank. In the future, we may become an operating company or acquire savings institutions, banks, or companies engaged in bank-related activities and may engage in or acquire such other businesses, or activities as may be permitted by applicable law.

In 2003, the boards of directors and stockholders of the Bancorp and GBC Bancorp approved a merger that became effective as of the close of business on October 20, 2003, whereby GBC Bancorp merged into the Bancorp, with the Bancorp as the surviving corporation. As part of the merger, General Bank, a California state-chartered commercial bank and a wholly owned subsidiary of GBC Bancorp, merged into the Bank, with the Bank as the surviving corporation.

As a result of the merger, the Bancorp issued 13.5 million shares of its newly issued common stock as adjusted for the two-for-one stock split in 2004, and paid $162.4 million in cash for all of the issued and outstanding shares of GBC Bancorp common stock. In addition, the Bancorp (formerly known as Cathay Bancorp, Inc.) changed its name to Cathay General Bancorp, but its common stock continues to be quoted on Nasdaq National Market under the symbol “CATY” while GBC Bancorp’s common stock was removed from trading. As a result of the merger, (i) the assets and liabilities of GBC Bancorp are now assets and liabilities of the Bancorp and (ii) the assets and liabilities of General Bank are now assets and liabilities of the Bank.

GBC Bancorp was a California corporation that served as the holding company for General Bank. General Bank was a community bank that served individuals and small to medium-sized businesses. It offered a variety of banking services to its customers, including checking, savings, and time deposits; secured and unsecured loans; traveler’s checks, safe deposit boxes, credit cards, and other fee-based services; and international trade-related services. The Bank converted the General Bank branches to the Cathay Bank name in April, 2004.

Subsidiaries of Bancorp

In addition to its wholly-owned bank subsidiary, the Bancorp has the following subsidiaries:

Cathay Capital Trust I, Cathay Statutory Trust I and Cathay Capital Trust II. In June 2003, September, 2003, and December 2003, the Bancorp established Cathay Capital Trust I, Cathay Statutory Trust I, and Cathay Capital Trust II (the “Trusts”), respectively, as wholly owned subsidiaries. All three Trusts are statutory business trusts. In separate transactions in 2003, the Trusts issued capital securities representing undivided preferred beneficial interests in the assets of the Trusts. The Trusts exist for the purpose of issuing the capital securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the Trusts by the Bancorp, in Junior Subordinated Notes issued by the Bancorp. The Bancorp guarantees, on a limited basis, payments of distributions on the capital securities of the Trusts and payments on redemption of the capital securities of the Trust. The Bancorp is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier 1 Capital for regulatory purposes in connection with the merger.

Because the Bancorp is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company. The capital securities of the Trusts are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes. On March 1, 2005, the Federal Reserve adopted a final rule that retains trust preferred securities in the Tier I capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier I capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier II capital, subject to restrictions. In the last five years before maturity, the outstanding amount must be excluded from Tier I capital and included in Tier II capital. Bank holding companies with significant international operations would generally be expected to limit trust preferred securities and certain other capital elements to

15% of Tier 1 capital elements, net of goodwill. We are currently evaluating this new regulation, but do not expect this rule to have a materially adverse effect on our capital positions.

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

Employees

Due to the limited nature of the Bancorp’s activities, the Bancorp currently does not employ any persons other than our management, which includes the President, the Chief Operating Officer, the Chief Financial Officer, Executive Vice Presidents, the Secretary, Assistant Secretary, and the General Counsel. See also “Business of the Bank — Employees.”

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

The Bank’s main office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. In addition, as of December 31, 2004, the Bank had branch offices in Southern California (20 branches), Northern California (9 branches), New York (three branches), Massachusetts (two branches), Texas (one branch), Washington (one branch), Hong Kong (one representative office) and Shanghai (one representative office). Each branch office has loan approval rights subject to the branch manager’s authorized lending limits. Activities of the Hong Kong and Shanghai representative offices are limited to coordinating the transportation of documents to the Bank’s head office and performing liaison services.

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

The Bank’s services also include letters of credit, wire transfers, forward currency spot and forward contracts, traveler’s checks, safe deposit, night deposit, Social Security payment deposit, collection, bank-by-mail, drive-up and walk-up windows, automatic teller machines (“ATM”), Internet banking services, and other customary bank services.

To accommodate those customers who cannot conduct banking business during normal banking hours, the Bank has extended its banking hours to include Saturday hours for most branches and Sunday hours at its New York branches.

The Bank primarily services individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located. The general areas to which the Bank has directed its lending activities include: residential mortgage loans, commercial mortgage loans, construction loans, home equity lines of credit; commercial loans, trade financing loans, Small Business Administration (“SBA”) loans; and installment loans to individuals for automobile, household, and other consumer expenditures.

The Bank offers a program called Cathay Wealth Management (formerly known as Cathay Global Investment Services), which allows its customers to trade stocks online and to purchase mutual funds, annuities, equities, bonds, and short-term money market instruments, through UVest Financial Services Group, Inc.

Securities

The Bank’s securities portfolio is managed in accordance with a written Investment Policy which addresses strategies, types, and levels of allowable investments, and which is reviewed and approved by our Board of Directors.

Our investment portfolio is managed to meet our liquidity needs through proceeds from scheduled maturities and is also utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances. The portfolio is comprised of U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, obligations of states and political subdivisions, corporate debt instruments and equity securities. At December 31, 2004, the aggregate investment securities portfolio, with a carrying value of $1.82 billion, was classified as investment grade securities, except for our $9.1 million of non-rated venture capital investments. We do not include federal funds sold and certain other short-term securities as investment securities. These other investments are included in cash and cash equivalents.

Information concerning the carrying value, maturity distribution, and yield analysis of the Company’s securities available-for-sale portfolios as well as a summary of the amortized cost and estimated fair value of the Bank’s securities by contractual maturity is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 4 to the Consolidated Financial Statements.”

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

Small Business Administration (“SBA”) Loans. The Bank originates SBA loans in California, under the “preferred lender” status. Preferred lender status is granted to a lender which has made a certain number of SBA loans and which, in the opinion of the SBA, has staff who are qualified and experienced in this area. As a preferred lender, the Bank’s SBA Lending Group has the authority to make, on behalf of the SBA, the SBA guaranty on loans under the 7(a) program. This can represent a substantial savings in loan processing time to the customer. Under this program, the SBA delegates loan underwriting, closing, and most servicing and liquidation authority and responsibility to selected lenders.

The Bank utilizes both the 504 program, which is focused toward long-term financing of buildings and other long-term fixed assets, and the 7(a) program, which is the SBA’s primary loan program and which can be used for financing of a variety of general business purposes such as acquisition of land and buildings, equipment, inventory and working capital needs of eligible businesses generally over a 5- to 25-year term. The collateral position in the SBA loans is enhanced by the SBA guaranty in the case of 7(a) loans, and by lower loan-to-value ratios under the 504 program. The Bank has sold and may, in the future, sell the guaranteed portion of certain of its SBA 7(a) loans in the secondary market. SBA loan pricing is generally at a rate tied to the prime rate, as quoted in the Wall Street Journal.

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

Real Estate Construction. The Bank’s real estate construction loan activity focuses on providing short-term loans to individuals and developers with whom the Bank has established relationships for the construction primarily of multi-unit projects. Residential real estate construction loans are typically secured by first deeds of trust and guarantees of the borrower. The economic viability of the projects, the borrower’s credit worthiness, and the borrower’s and contractor’s experience are primary considerations in the loan underwriting decision. The Bank utilizes approved independent licensed appraisers. The Bank monitors projects during the construction phase through construction inspections and a disbursement program tied to the percentage of completion of each project. The Bank also occasionally makes unimproved property loans to borrowers who intend to construct a single-family-residence on their lots generally within twelve months. In addition, the Bank also makes commercial real estate construction loans to high net worth clients with adequate liquidity for construction of office and warehouse properties. Such loans are typically secured by first deeds of trust and are guaranteed by the borrower.

Installment Loans. Installment loans tend to be fixed rate and longer-term (one-to-six year maturities). These consumer-oriented loans are funded primarily for the purpose of financing the purchase of automobiles and other personal uses of the borrower.

Distribution and Maturity of Loans. Information concerning loan type and mix, distribution of loans and maturity of loans is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 5 to the Consolidated Financial Statements.”

Asset Quality

The Bank monitors its asset quality with lending and credit policies, which require the regular review of its loan portfolio. If during the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of the loan agreements, then such loans are placed under closer supervision with consideration given to placing the loan on non-accrual status, the need for an additional allowance for loan losses, and (if appropriate) partial or full charge-off.

The Bank’s policy is to place loans on a non-accrual status if interest or principal is past due 90 days or more, or in cases where management deems the full collection of principal and interest unlikely. When a loan is placed on non-accrual status, any unpaid accrued interest is reversed against current income. Thereafter, any payment is generally first applied towards the principal balance. Depending on the circumstances, management may elect to continue the accrual of interest on certain past due loans if partial payment is received and/or the loan is well collateralized, and in the process of collection. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. A non accrual loan may also be returned to accrual status if all principal and interest contractually due are reasonably assured of repayment within a reasonable period and there has been a sustained period of payment performance. Information concerning non-accrual, past due, and restructured loans is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 5 to the Consolidated Financial Statements.”

Non-performing Loans and Allowance for Loan Losses. Information concerning non-performing loans, allowance for loan losses, loans charged-off, loan recoveries, and other real estate owned is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Notes 5 and 6 to the Consolidated Financial Statements.”

Deposits

The Bank attempts to price its deposits in order to promote deposit growth and offers a wide array of deposit products in order to satisfy its customers’ needs. The Bank’s current deposit products include passbook accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, college certificates of deposit, and public funds deposits. From time to time the Bank may offer special deposit promotions, such as the step up CD’s that were offered during 2004.

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

Cathay Real Estate Investment Trust (“CB REIT”) is a real estate investment trust subsidiary of the Bank that was formed in February 2003 to provide the Bank with flexibility in raising capital. During 2003, the Bank contributed $1.13 billion in loans and securities to CB REIT in exchange for 100% of the common stock of CB REIT. In 2003 and 2004, CB REIT sold $4.4 million and $4.2 million, respectively, of its 7.0% Series A Non- Cumulative preferred stock to accredited investors. At December 31, 2004, total assets of CB REIT were consolidated with the Company and totaled approximately $1.25 billion. See discussion below in the section entitled “Factors That May Affect Future Results” of this Annual Report on Form 10-K.

Cathay Securities Fund, Inc. is a registered investment company and a wholly-owned subsidiary of the Bank. It was formed in 2000 to engage in the business of investing in, owning, and holding loans and securities. Its office is located at 777 North Broadway, Los Angeles, California 90012. The Company deregistered this registered investment company with the Securities and Exchange Commission in 2003 and has dissolved this company. See discussion below in Part II — Item 7 — “Factors That May Affect Future Results” of this Annual Report on Form 10-K.

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

Cathay Trade Services, Asia Limited (“Trade Services”), formerly known as GBC Trade Services, Asia Limited, is a wholly-owned subsidiary of the Bank. Trade Services is a Hong Kong based non-financial institution that serves as a vehicle to reissue, in Hong Kong, letters of credit for the account of its U.S. based import customers in favor of beneficiaries.

GB Capital Trust II (“GB REIT”) was incorporated in January 2002 and was formed to provide General Bank with flexibility in raising capital. As a result of the GBC merger, the Bank owns 100% of the voting common trust units issued by the REIT. At December 31, 2004, total assets of GB REIT were consolidated with the Company and were approximately $765 million.

Competition

The banking business in California, and specifically in the market areas served by the Bank’s branch offices, is highly competitive. The Bank competes for deposits and loans with other commercial banks, savings and thrift institutions, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies and other financial and non-financial institutions and entities. In addition, the Bank also competes with other entities (both governmental and private industry) that are seeking to raise capital through the issuance and sale of debt and equity securities. Many of these institutions and entities offer services that are not offered directly by the Bank and have substantially greater financial resources than does the Bank.

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

To compete with other financial institutions in its primary service areas, the Bank relies principally upon the following: local promotional activities, personal contacts by its officers, directors, employees, and stockholders, extended hours on weekdays, Saturday banking, and Sunday banking in certain locations, Internet banking, an Internet website, located at www.cathaybank.com, and certain other specialized services.

For customers whose loan demands exceed the Bank’s internal lending limits, the Bank has, in the past, and intends, in the future, to arrange for such loans on a participation basis with correspondent banks. The Bank also assists customers requiring other services not offered by the Bank to obtain such services from its correspondent banks.

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

Employees

As of December 31, 2004, the Bancorp and Bank (including subsidiaries) employed approximately 849 persons, including 258 officers. None of the employees are represented by a union. Management believes that its relations with employees are good.

Available Information

We invite you to visit us at our Web site at www.cathaybank.com, to access free of charge Bancorp’s annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (the “SEC”). In addition, you can write to us to obtain a free copy of any of those reports at Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012, Attn: Investor Relations. These reports are also available through the SEC’s Public Reference Room, located at 450 5th street NW, Washington, DC 20549 and online at the SEC’s website, located at www.sec.gov. Investors can obtain information about the operation of the SEC’s Public Reference Room by calling 800-SEC-0300.

Regulation and Supervision

General

The Bancorp and the Bank are subject to significant regulation and restrictions by federal and state regulatory agencies. The following discussion of statutes and regulations is only a brief summary and does not purport to be complete. This discussion is qualified in its entirety by reference to the statutes and regulations referred to. No assurance can be given that these statutes and regulations will not change in the future.

Holding Company Regulation

The Bancorp is a bank holding company within the meaning of the Bank Holding Company Act and is registered as such with the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if it would thereby directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock. In 1997, the Federal Reserve Board adopted a policy for risk-focused supervision of small bank holding companies that do not engage in significant non-banking activities. Under this policy, examinations focus on whether a bank holding company has systems in place to manage the risks inherent in its business. In analyzing risk, the Federal Reserve Board looks at the financial condition of the holding company and its subsidiary banks, management, compliance with laws and regulations, inter-company transactions and any new or contemplated activities. The Federal Reserve Board has by regulation determined certain activities in which a bank holding company may or may not engage. With certain exceptions, a bank holding company may engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks or activities that are closely related to banking activities. In 2000, the permissible activities and affiliations of certain bank holding companies was expanded. See section below entitled “— Financial Modernization Act.”

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

The Bancorp and the Bank are also subject to certain restrictions with respect to underwriting, public sale and distribution of securities. They are also prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. For example, generally the Bank may not extend credit on the condition that the customer obtain some additional service from the Bank or its parent company, or refrain from obtaining such service from a competitor.

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

Capital Adequacy Requirements

The Bancorp is subject to the capital adequacy regulations of the Federal Reserve Board, and the Bank is subject to the capital adequacy regulations of FDICIA. Those regulations incorporate both risk-based and leverage capital requirements. Each of the federal regulators has established risk-based and leverage capital guidelines for banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries. Trust preferred securities may also constitute up to 25% of Tier 1 capital. See further discussion of the final rule adopted by the Federal Reserve Board on March 1, 2005 on the eligibility of trust preferred as Tier 1 capital at Subsidiaries of Bancorp. Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets, or the total risk-based capital ratio, is 8.0%, at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets, or the Tier 1 risk-based capital ratio, is 4.0%. Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2004, the Bank’s total risk-based capital ratio was 11.29%, and its Tier 1 risk-based capital ratio was 10.04%. As of December 31, 2004, the Bancorp’s Total Risk-Based Capital ratio was 12.03% and its Tier 1 risk-based capital ratio was 10.78%.

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

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2004, the Bank’s leverage capital ratio was 8.25%, and the Bancorp’s leverage capital ratio was 8.86%, both ratios exceeding regulatory minimums.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In June 2004, the BIS published a new capital accord to replace its 1988 capital accord. The new capital accord would, among other things, set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems in connection with external events. The 1988 capital accord does not include separate capital requirements for operational risk. The United States federal regulatory authorities are currently expected to release proposed rules to implement the BIS’s new capital accord in mid-year 2005. It is currently anticipated that these authorities would release final rules in mid-year 2006, and that the final rules would become effective in January 2008. The Company cannot predict the timing or final form of the United States rules implementing the new capital accord and their impact on the Bancorp or the Bank. The new capital requirements that may arise from the final rules could increase the minimum capital requirements applicable to the Bancorp and its subsidiaries.

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

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. In addition to these measures, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the issuance of cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliated” parties.

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

Premiums for Deposit Insurance

The FDIC regulations also implement a risk-based premium system, whereby insured depository institutions are required to pay insurance premiums depending on their risk classification. Under this system, institutions such as the Bank that are insured by the Bank Insurance Fund are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three supervisory categories based on federal regulatory evaluations. This risk-based premium system results in premiums which range from the 0 basis points (subject to a $2,000 minimum annual fee) for the most highly-rated well capitalized bank 27 basis points per $100 of domestic deposits for troubled banks which are undercapitalized. The Bank currently pays the minimum assessment.

In addition, banks must pay a fluctuating amount towards the retirement of the Financing Corporation bonds (commonly referred to as FICO bonds) issued in the 1980s to assist in the recovery of the savings and loan industry. The current FICO assessment rate for institutions insured by the Bank Insurance Fund is $0.0144 per $100 of assessable deposit. The FICO assessments are adjusted quarterly and do not vary depending on an institution’s capitalization or supervisory evaluations.

Dividends

Holders of the Bancorp’s common stock are entitled to receive dividends as and when declared by the board of directors out of funds legally available therefor under the laws of the State of Delaware.

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

The powers of the board of directors of the Bank to declare a cash dividend to its holding company is subject to California law, which restricts the amount available for cash dividends to the lesser of the retained earnings or the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the California Commissioner in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. The amount of retained earnings available for cash dividends to the Bancorp immediately after December 31, 2004, is restricted to approximately $43.6 million under this regulation.

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

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act, or CRA, activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. The CRA further requires the agencies to take into account a financial institution’s record of meeting its community credit needs when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank’s actual lending, service, and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” In its most recently released public reports, from February 2004, the Bank received a “satisfactory” rating.

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

Check 21

The Check Clearing for the 21st Century Act, or “Check 21” as it is commonly known, became effective October 28, 2004. Check 21 facilitates check collection by creating a new negotiable instrument called a “substitute check” which permits, but does not require, banks to replace original checks with substitute checks or information from the original check and process check information electronically. Banks that do use substitute checks must comply with certain notice and recredit rights. Check 21 is expected to cut the time and cost involved in physically transporting paper items and reduce float, i.e., the time between the deposit of a check in bank and payment, especially in cases in which items were not already being delivered same-day or overnight.

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

In order for the Bancorp to take advantage of the ability to affiliate with other financial services providers, it must become a “financial holding company” as permitted under an amendment to the Bank Holding Company Act effected by the Financial Modernization Act. The Bancorp currently meets the requirements to make an election to become a financial holding company, but its management has not made a determination for it to become a financial holding company.

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

The Bancorp does not believe that the Financial Modernization Act has had a material adverse effect on the Bancorp’s operations. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Bancorp and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 implemented legislative reforms applicable to companies with securities traded publicly in the United States of America. The Sarbanes-Oxley Act is intended to address corporate and accounting fraud and contains provisions dealing with corporate governance and management, disclosure, oversight of the accounting profession and auditor independence. Although the Bancorp has incurred and expects to continue to incur additional expenses in complying with the provisions of the Sarbanes-Oxley Act, it does not expect that compliance will have a material effect on its financial condition or results of operations.

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

IMLAFATA became effective July 23, 2002. Additional regulations were adopted during 2002 and 2003 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of “concentration accounts,” and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program. The Bancorp does not expect that IMLAFATA will have a material effect on its consolidated financial condition, results of operations or liquidity.

Bank Secrecy Act and Memorandum of Understanding

The financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970 (the “BSA”) is a disclosure law that forms the basis of the U.S. federal government’s framework to prevent and detect money laundering and to deter other criminal enterprises. Following the terrorist attacks in September 2001, an additional purpose was added to the BSA: “To assist in the conduct of intelligence or counter-intelligence activities, including analysis, to protect against international terrorism.” Under the BSA, financial institutions such as the Bank are required to maintain certain records and file certain reports regarding domestic currency transactions and cross-border transportations of currency. Among other requirements, the BSA requires financial institutions to report imports and exports of currency in the amount of $10,000 or more and, in general, all cash transactions of $10,000 or more. The Bank has established a BSA compliance policy under which, among other precautions, the Bank keeps currency transaction reports to document cash transactions in excess of $10,000 or in multiples totaling more than $10,000 during one business day, monitors certain potentially suspicious transactions such as the exchange of a large number of small denomination bills for large denomination bills, and scrutinizes electronic funds transfers for BSA compliance.

Following a regular examination by the Federal Deposit Insurance Corporation (the “FDIC”), the Bank’s Board of Directors, on June 17, 2004, approved and signed a memorandum of understanding (“MOU”) with the FDIC in connection with certain deficiencies identified by the FDIC relating to the Bank’s compliance with certain provisions of the BSA. Under the terms of the MOU, the Bank must comply in all material respects with the BSA within 90 days from the MOU’s effective date, July 18, 2004. The MOU requires in part that the Bank perform an analysis of its BSA risk profile and implement a written action plan designed to ensure compliance with the BSA. Such plan will include revisions of the Bank’s policies and procedures, enhancements of the Bank’s internal controls for BSA compliance, independent compliance testing, dedicated compliance staff, and regular employee training. Management believes that the Bank is currently in compliance in all material respects with the terms of the MOU. However, the FDIC has not yet examined the Bank for compliance with the MOU.

The MOU is expected to result in additional BSA compliance expenses for the Bank, although these expenses are not anticipated to have a material financial effect on the Bancorp or the Bank. It may also have the effect of limiting or delaying the Bank’s and the Bancorp’s ability to obtain regulatory approval for certain expansionary activities.

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

The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters. Management and the Company’s independent registered public accounting firm is required to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. These assessments are included in Item 9A, Controls and Procedures below.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of the FHLB of San Francisco is required to own stock in amount equal to the greater of:

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

Environmental Regulation

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clear up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

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

Item 2. Properties

Cathay General Bancorp

The Bancorp currently neither owns nor leases any real or personal property. The Bancorp uses the premises, equipment, and furniture of the Bank in exchange for payment of a management fee to the Bank.

Cathay Bank

The Bank’s main corporate office and headquarter branch is located in the Chinatown area of Los Angeles. The offices are in a three-story structure containing 26,527 square feet and constructed of glass and concrete. The Bank owns both the building and the land upon which the building is situated. The main floor currently accommodates a platform area for consumer loans and certain commercial and commercial mortgage loans, a new account area, teller stations, pneumatic drive-up teller stations, walk-up teller station, an operations area, and a vault area. The second floor contains executive offices and the Bank’s Board Room. The third floor houses the Bank’s corporate lending department. Parking for approximately 126 automobiles is provided on three lots adjacent to the Bank’s building, two of which are owned by the Bank. The third lot is leased under a 55-year term with a 30-year option commencing in January 1987 at a current monthly rent of approximately $16,031.

The Bank owns its branch offices in Monterey Park, Alhambra, Westminster, San Gabriel, City of Industry, Cupertino, Artesia and Flushing, New York and the buildings housing its former Cerritos and Torrance branch offices, which were closed during 2004. In addition, the Bank has certain operating and administrative departments located at 4128 Temple City Boulevard, Rosemead, California, where it owns the building and land with approximately 27,600 square feet of space.

The Bank leases certain other premises. Expiration dates of the Bank’s leases range from February, 2005 to October, 2014. The Bank’s leased offices include the former headquarter of General Bank, located at 800 West 6th Street, Los Angeles, California 90017, consisting of approximately 41,501 square feet of rentable area which includes the ground floor and the second, fourteenth and fifteenth floors of the building. The initial lease term will expire in the year 2009, and the Bank has two five-year options to renew the lease following the expiration date of the initial term. As of December 31, 2004, the monthly base rent for the facility is $117,000. The monthly base rent is subject to change on specified dates during the 15-year initial lease term pursuant to the lease agreement.

The office in Taipei of Cathay Investment Company and GBC Investment & Consulting Company, Inc. is located at Sixth Floor, Suite 3, 146 Sung Chiang Road, Taipei, Taiwan, and consists of 1,806 square feet. The lease was renewed for one year from October 5, 2004 to October 4, 2005. As of December 31, 2004, neither Cathay Investment Company nor GBC Investment & Consulting Company, Inc. owned any properties.

As of December 31, 2004, the Bank’s investment in premises and equipment totaled $33.4 million. See also Notes 8 and 13 to the Consolidated Financial Statements of Cathay General Bancorp, which are included in this Annual Report on Form 10-K.

Item 3. Legal Proceedings

Management is not currently aware of any litigation that is expected to have material adverse impact on the Company’s consolidated balance sheet, results of operations, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

Executive Officers of Registrant

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of February 15, 2005. See Part III, Item 10 — “Directors and Executive Officers of the Registrant,” below for further information regarding the executive officers of the Bancorp and the Bank.

Name	Age	Present Position and Principal Occupation During the Past Five Years
Dunson K. Cheng	60	Chairman of the Board of Directors of Bancorp and the Bank since 1994; Director and President of Bancorp since 1990. President of the Bank since 1985 and Director of the Bank since 1982.

Peter Wu	56	Director, Executive Vice Chairman, and Chief Operating Officer of Bancorp and the Bank since October 20, 2003. Director of GBC Bancorp and General Bank from 1981 to October, 2003; Chairman of the Board of GBC Bancorp and General Bank from January, 2003 to October, 2003; President and Chief Executive Officer of GBC Bancorp and General Bank from January, 2001 to October, 2003. President and Chief Operating Officer of GBC Bancorp and General Bank from 1998 to December, 2000; Secretary of GBC Bancorp and General Bank from 1979 to January, 2001.

Anthony M. Tang	51	Director of Bancorp since 1990; Executive Vice President of Bancorp since 1994; Assistant Secretary of Bancorp from 1991 to April 2001; Chief Financial Officer and Treasurer of Bancorp from 1990 until June 2003. Chief Lending Officer of the Bank since 1985; Director of the Bank since 1986; Assistant Secretary of the Bank from 1994 to April 2001; Senior Executive Vice President of Cathay Bank since December 1998.

Heng W. Chen	52	Executive Vice President and Chief Financial Officer of Bancorp since June 2003. Executive Vice President of the Bank since June 2003. Chief Financial Officer of the Bank since January 2004. Assistant Chief Financial Officer and Assistant Treasurer of City National Corporation from 1998 to June 2000. Executive Vice President — Finance of City National Bank from March 2000 until June 2003, Senior Vice President — Finance of City National Bank from June 1998 to March 2000.

Name	Age	Present Position and Principal Occupation During the Past Five Years
Irwin Wong	56	Executive Vice President-Branch Administration for the Bank since 1999.

Kim R. Bingham	48	Executive Vice President — Chief Credit Officer of the Bank since August 2004. First Vice President — Private Banking of Mellon Bank from April 2003 to August 2004; Senior Vice President — Credit Administration of City National Bank from 2002 to April 2003; Senior Vice President — Structured Finance Division of City National Bank from 2000 to 2002; Senior Vice President — Westside Commercial Banking Center of City National Bank from 1993 to 2000; Senior Vice President — Credit Analysis Department of City National Bank from 1990 to 1992.

Perry P. Oei	42	Senior Vice President of Bancorp and the Bank since January 2004; General Counsel of Bancorp and the Bank since July 2001. Director of Legal Affairs & Chief Administrative Officer of Collaboratories, Inc. from August 2000 to January 2001; consultant to Collaboratories, Inc. and other companies from February 2001 to July 2001. Senior Counsel until July 2000 at City National Bank, where he was employed as an attorney from March 1992.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

The Bancorp’s common stock trades on the Nasdaq National Market under the symbol “CATY.” The closing price of the Company’s common stock on February 15, 2005, was $37.99 per share, as reported by the Nasdaq National Market. The Company does not represent that the outstanding shares may be either bought or sold at a certain price.

The following table sets forth the high and low closing prices as reported on the Nasdaq National Market for the periods presented:

	Year Ended December 31,
	2004		2003
	High	Low	High	Low
First quarter	$32.91	$27.19	$20.22	$17.55
Second quarter	34.46	30.24	22.36	19.56
Third quarter	37.92	31.67	24.38	22.08
Fourth quarter	40.01	36.00	28.07	22.70

(b) Holders

As of February 15, 2005, there were approximately 1,684 holders of record of the Bancorp’s Common Stock.

(c) Dividends

The cash dividends per share declared by quarter were as follows:

	Year Ended December 31,
	2004	2003
First quarter	$0.070	$0.070
Second quarter	0.070	0.070
Third quarter	0.070	0.140
Fourth quarter	0.090	0.000

Total	$0.300	$0.280

In April 2001, the Board of Directors approved a stock repurchase program of up to $15 million of the Company’s common stock. Cumulatively through December 31, 2003, the Company has repurchased 639,820 shares of the Company’s common stock for $8.8 million. No shares were repurchased during 2004.

Issuer Purchases Of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(October 1, 2004 — October 31, 2004)	None
(November 1, 2004 — November 30, 2004)	None
(December 1, 2004 — December 31, 2004)	None
Total	None

Item 6. Selected Financial Data

The following table presents selected historical consolidated financial data for the Bancorp, and is derived in part from the audited consolidated financial statements of the Company. The selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements of Cathay General Bancorp and the Notes thereto, which are included in this Annual Report on Form 10-K as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Selected Consolidated Financial Data

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except share and per share data) (3)
Income Statement (1)
Interest income	$274,979	$167,267	$144,061	$159,352	$164,553
Interest expense	60,162	40,148	39,920	66,153	74,156

Net interest income before provision for loan losses	214,817	127,119	104,141	93,199	90,397
Provision for loan losses	—	7,150	6,000	6,373	4,200

Securities gains (losses)	(3,979)	9,890	1,926	2,157	1,085
Other non-interest income	20,244	13,103	14,245	12,622	11,671
Non-interest expense	90,660	55,140	43,317	40,165	38,504

Income before income tax expense	140,422	87,822	70,995	61,440	60,449
Income tax expense	53,609	32,250	22,295	18,820	21,862

Net income	$86,813	$55,572	$48,700	$42,620	$38,587

Net Income per common share
Basic	$1.74	$1.44	$1.35	$1.18	$1.07
Diluted	$1.72	$1.42	$1.34	$1.17	$1.06
Cash dividends paid per common share	$0.300	$0.280	$0.273	$0.250	$0.220
Weighted-average common shares
Basic	49,869,271	38,713,728	35,982,666	36,215,580	36,227,004
Diluted	50,480,154	39,035,616	36,230,238	36,330,520	36,295,540

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except share and per share data) (3)
Statement of Condition
Securities available-for-sale	$1,817,942	$1,707,962	$253,834	$254,600	$177,796
Securities held-to-maturity	—	—	459,452	374,356	387,200
Net loans (2)	3,757,464	3,229,751	1,848,078	1,640,032	1,437,307
Total assets	6,098,005	5,541,915	2,753,998	2,453,144	2,206,834
Deposits	4,595,137	4,428,081	2,314,643	2,122,348	1,876,447
Federal funds purchased and securities sold under agreements to repurchase	91,000	82,500	28,500	22,114	68,173
Advances from the Federal Home Loan Bank	545,000	258,313	50,000	30,000	10,000
Junior subordinated notes	53,916	53,856	—	—	—
Stockholders’ equity	715,993	619,296	287,961	246,011	214,787
Common Stock Data
Shares of common stock outstanding	50,677,896	49,608,182	35,999,910	35,915,476	36,297,460
Book value per common share	$14.13	$12.48	$8.00	$6.85	$5.92
Profitability Ratios
Return on average assets	1.51%	1.58%	1.88%	1.82%	1.81%
Return on average stockholders’ equity	13.27	15.13	18.30	18.36	20.09
Dividend payout ratio	17.19	18.15	20.13	21.25	20.66
Average equity to average assets ratio	11.38	10.42	10.27	9.92	9.03
Efficiency ratio	39.23	36.73	36.00	37.20	37.33

(1)	Includes the operating results and the acquired assets and assumed deposits and liabilities of GBC Bancorp and its subsidiaries subsequent to October 20, 2003.
(2)	Net loans represents gross loans net of loan participations sold, allowance for loan losses and unamortized deferred loan fees.
(3)	Shares and per share data have been adjusted to reflect two-for-one stock splits in the form of 100 percent stock dividends, effective May 9, 2002 and September 28, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion is intended to provide information to facilitate the understanding and assessment of the consolidated financial condition of the Bancorp and its subsidiaries, including the Bank, the Company, and their consolidated results of operations. It should be read in conjunction with the audited consolidated financial statements and footnotes appearing elsewhere in this report.

The Bank offers a wide range of financial services. The Bank currently operates 20 branches in Southern California, nine branches in Northern California, three branches in New York State, two branches in Massachusetts, one branch in Houston, Texas, and one branch in Washington State, and two representative offices, one in Hong Kong and one in Shanghai, China. In addition, the Bank’s subsidiaries, Cathay Investment Company and GBC Investment and Consulting Company, Inc., maintain an office in Taiwan. The Bank is a commercial bank, servicing primarily the individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.

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

Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.

Management believes the following are critical accounting policies that require the most significant judgments and estimates used in the preparation of its consolidated financial statements:

Accounting for the allowance for loan losses

The determination of the amount of the provision for loan losses charged to operations reflects management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectibility when determining the appropriate level for the allowance for loan losses. The nature of the process by which the Bank determines the appropriate allowance for loan losses requires the exercise of considerable judgment. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses in future periods.

The total allowance for loan losses consists of two components: specific allowances and general allowances. To determine the adequacy of the allowance in each of these two components, the Bank employs two primary methodologies, the classification migration methodology and the individual loan review analysis methodology. These methodologies support the basis for determining allocations between the various loan categories and the overall adequacy of the Bank’s allowance to provide for probable losses inherent in the loan portfolio. These methodologies are further supported by additional analysis of relevant factors such as the historical losses in the portfolio, trends in the non-performing/non-accrual loans, loan delinquencies, the volume of the portfolio, peer group comparisons, and federal regulatory policy for loan and lease losses. Other significant factors of portfolio analysis include changes in lending policies/underwriting standards, portfolio composition, and concentrations of credit, and trends in the national and local economy.

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

Allowances for other risks of probable loan losses have been included in the allowance for loan losses. The components of the other risks that have a potential of affecting the Bank’s portfolio are comprised of three basic elements. First, the Bank has set aside funds to cover the risk factors of a continued slow recovery from the last recession. The second component of other portfolio risk is the potential errors in loan classification and review methodologies. The third component of other portfolio risk is the uncertainty associated with the airplane leveraged lease with Continental Airlines.

Accounting for the merger with GBC Bancorp

Accounting for the merger with GBC Bancorp involves significant judgments and assumptions by management, which has a material impact on the carrying value of fixed rate loans and borrowings and the determination of the core deposit intangible asset and goodwill. Fair value adjustment amounts to carrying value, the amortization method and estimated lives are disclosed in the following table:

Balance Sheet Classification	Description	Amount (In Thousands)	Amortization Method	Estimated Life
Securities available-for-sale	Record securities at market	$2,435	Level Yield	2.5 years
Loans	Premium on fixed rate loans	4,549	Level Yield	2.0 years
Other intangible assets	Premium on core deposits	51,456	Straight Line	9.6 years
Time deposits	Premium on fixed rate time deposits	2,241	Level Yield	1.8 years
Advances from FHLB	Premium on FHLB borrowing	2,257	Level Yield	1.0 year

Except for the resolution of any pre-acquisition income tax uncertainties, no additional fair value adjustments can be made after the end of the allocation period.

Investment Securities

The classification and accounting for investment securities are discussed in detail in Note 1 of the consolidated financial statements presented elsewhere herein. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas for available-for-sale securities, they are recorded as a separate component of stockholders’ equity (accumulated comprehensive other income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources. We are obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income (loss). Aside from the Fannie Mae and Freddie Mac preferred stock that was determined to be impaired and written down during the fourth quarter of 2004, we did not have any other investment securities that were deemed to be “other-than-temporarily” impaired as of December 31, 2004. Investment securities are discussed in more detail in Note 4 to the consolidated financial statements presented elsewhere herein.

Income Taxes

The provision for income taxes is based on income reported for financial statement purposes, and differs from the amount of taxes currently payable, since certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes. Taxes are discussed in more detail in Note 11 to the consolidated financial statements presented elsewhere herein. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, we assess the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position.

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

Merger with GBC Bancorp

As of the close of business on October 20, 2003, the Company completed its merger with GBC Bancorp and General Bank (“GBC merger”), pursuant to the terms of the Agreement and Plan of Merger dated May 6, 2003. Consequently, GBC Bancorp was merged with and into Cathay Bancorp, Inc., with Cathay Bancorp, Inc. as the surviving corporation, and General Bank, a wholly-owned subsidiary of GBC Bancorp, was merged with and into Cathay Bank, with Cathay Bank as the surviving corporation. As a result of the merger, Cathay Bancorp, Inc. issued 13.5 million shares of its newly issued common stock, as adjusted for the two-for-one stock split in 2004, and paid $162.4 million in cash for all of the issued and outstanding shares of GBC Bancorp common stock. Immediately prior to the completion of the GBC merger, Cathay Bank paid to Cathay Bancorp a special dividend of $122.4 million which was in excess of its earnings for 2003 and for which prior regulatory approval was received to fund a portion of the $162.4 million cash portion of the merger consideration. Accordingly, the financial information presented herein after that date represent the combined operations of the two companies.

Results of Operations

Overview

For the year ended December 31, 2004, the Company reported net income of $86.8 million, or $1.72 per diluted share, compared with net income of $55.6 million, or $1.42 per diluted shared in 2003. Strong organic loan growth, an improved net interest margin and low net charge-offs were the main factors that contributed to these results. The return on average assets in 2004 was 1.51%, compared to 1.58% in 2003. The return on average equity decreased to 13.27% in 2004 compared to 15.13% in 2003.

We also completed the integration of General Bank with Cathay Bank. During April 2004, we completed the conversion of the General Bank customers onto Cathay Bank’s computer operating systems and closed six branches at that time. In October 2004, three additional branches in Southern California were closed.

On August 19, 2004, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock, in the form of a 100% stock dividend, which was paid on September 28, 2004 to stockholders of record on September 13, 2004. On October 1, 2004, the Company’s Board of Directors approved a 29% increase in the quarterly cash dividend to $0.09 per share payable on October 22, 2004.

Highlights

•	Net income for 2004 was $86.8 million, or $1.72 per diluted common share, compared with $55.6 million, or $1.42 per diluted common share in 2003. The increase in net income resulted primarily from the merger with GBC Bancorp.

•	The provision for credit losses of zero for 2004 was down from $7.2 million in 2003 as a result of improved credit quality.

•	Non-accrual loans for 2004 fell to $19.2 million, a 42% decrease from December 31, 2003.

•	Net loan charge-offs for 2004 were $2.9 million or 8 basis points of average loans outstanding, compared to net loan recoveries of $67,000 for 2003.

•	Total gross loans increased by 15.9% to $3.83 billion at December 31, 2004, from $3.31 billion at December 31, 2003.

•	Net interest income increased by 69.0% from 2003 to 2004 as a result of the 58.9% increase in average earning assets, due primarily to the merger with GBC Bancorp, and an increase in the net interest margin from 3.87% in 2003 to 4.09% in 2004.

•	Net securities losses of $4.0 million were recorded in 2004 due primarily to a $5.5 million other-than-temporary impairment charge recorded on perpetual floating rate securities of U.S. government sponsored entities.

•	The effective tax rate for 2004 increased to 38.2% from 36.7% in 2003 because the Company’s investment in affordable housing and other tax-exempt investments comprised a smaller percentage of pretax income in 2004 than in 2003.

Net income and key financial performance ratios are presented below for the three years indicated:

	2004	2003	2002
	(Dollars in thousands, except share and per share data)
Net income	$86,813	$55,572	$48,700
Basic earnings per common share	$1.74	$1.44	$1.35
Diluted earnings per common share	$1.72	$1.42	$1.34
Return on average assets	1.51%	1.58%	1.88%
Return on stockholders’ equity	13.27%	15.13%	18.30%
Total average assets	$5,753,208	$3,524,511	$2,590,837
Total average stockholders’ equity	$654,450	$367,243	$266,136
Efficiency ratio	39.23%	36.73%	36.00%
Effective income tax rate	38.18%	36.72%	31.40%

Taxable-Equivalent Interest Income

Net interest income totaled $214.8 million in 2004 compared with $127.1 million in 2003. Interest income in 2004 on tax-exempt securities was $4.2 million or $6.4 million on a tax-equivalent basis using a statutory Federal income tax rate of 35%, compared to $4.0 million or $6.2 million on a tax-equivalent basis in 2003.

Taxable-equivalent net interest income totaled $217.0 million in 2004, compared with $129.3 million in 2003. The increase in net interest income was due to a 58.9% increase in average earning assets due primarily to the merger with GBC Bancorp and strong organic loan growth as well as an improvement in the net interest margin between 2003 and 2004.

Average loans for 2004 were $3.52 billion, $1.29 billion higher than 2003 due to the GBC Bancorp merger and growth in commercial real estate loans. Compared with December 31, 2003 balances, commercial loans decreased $1.0 million to $955.4 million, residential mortgages and equity lines increased 26.2% to $331.7 million, commercial real estate mortgages increased 23.5% to $2.12 billion and construction loans increased 14.8% to $412.6 million. Average securities were $1.77 billion, an increase of $702.2 million or 65.9% due primarily to the merger with GBC Bancorp.

Average deposits were $4.49 billion in 2004, an increase of $1.67 billion from $2.82 billion in 2003 due primarily from the merger with GBC Bancorp. Average other borrowings increased to $406.4 million from $138.5 million primarily as a result of the Company’s increased utilization of Federal Home Loan Bank borrowings. Average federal funds purchased and securities sold under agreement to repurchase decreased from $106.0 million in 2003 to $53.8 million in 2004 as a result of the Company’s shift to Federal Home Loan Bank borrowings.

Taxable-equivalent interest income increased $107.8 million or 63.6% to $277.2 million in 2004, largely as a result of the merger with GBC Bancorp and continued growth in loans. The overall increase in taxable-equivalent interest income was due to increases in volume and rate which were partially offset by a change in the mix of interest-earning assets as discussed below:

•	Increase in volume: Average interest-earning assets increased $1.97 billion, to $5.31 billion in 2004, an increase of 58.9% over interest-earning assets of $3.34 billion in 2003. The increase in volume added $102.9 million to interest income and was primarily attributable to the merger with GBC Bancorp as well as organic growth in commercial real estate loans and residential mortgages.

•	Increase in rate: The taxable-equivalent yield on interest-earning assets increased 15 basis points from 5.07% in 2003 to 5.22% in 2004. As a result of the higher interest rate environment, the yield earned on average loans increased 13 basis points from 5.55% to 5.68% in the same period. The yield earned on average taxable securities increased from 3.99% in 2003 to 4.24% in 2004 due to slower prepayments and purchases of higher yielding securities during 2004. The increase in rates increased interest income by $4.9 million.

•	Change in the mix of interest-earnings assets: Average gross loans, which generally has a higher yield than other types of investments, comprised 66.4% of total average interest-bearing assets compared with 66.9% in 2003.

Interest expense increased by $20.1 million to $60.2 million in 2004 compared with $40.1 million in 2003. The overall increase in interest expense was due to an increase in volume which more than offset the decrease in rate and a more favorable mix of deposits as discussed below:

•	Increase in volume: Average interest-bearing liabilities increased $1.62 billion in 2004, due to the merger with GBC Bancorp and borrowings from the Federal Home Loan Bank to fund the growth in loans, resulting in a $22.8 million increase in interest expense.

•	Decrease in rate: While short term interest rates rose in the latter part of 2004, the average cost of interest bearing liabilities decreased 8 basis points due to the maturity of higher cost wholesale borrowed funds and a substantial increase in short term Federal Home Loan Bank secured borrowing and caused a $2.8 million decrease in interest expense.

•	Change in the mix of interest-bearing liabilities. Average time deposits of $2.52 billion comprised 58.1% of total interest-bearing liabilities in 2004 compared to 61.1% in 2003. Total average total savings accounts, NOW accounts, and money market accounts increased to 30.1% of total interest-bearing liabilities in 2004 compared to 29.3% in 2003.

The Company’s taxable-equivalent net interest margin, defined as taxable-equivalent net interest income to average interest-earning assets, increased 22 basis points from 3.87% in 2003 to 4.09% in 2004 primarily as a result of the increases in the prevailing prime rate, the Company’s overall asset sensitive interest rate position in a period of increasing interest rates and higher yields on investment securities.

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

Interest-Earning Assets and Interest-Bearing Liabilities

(Dollars in thousands)

	2004 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)	2003 Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	2002 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)
Interest-Earning Assets:
Loans and leases (1)	$3,522,575	$200,109	5.68%	$2,233,529	$124,031	5.55%	$1,752,444	$107,693	6.15%
Taxable securities	1,661,862	70,388	4.24	970,543	38,754	3.99	549,595	31,082	5.66
Tax-exempt securities (3)	105,893	6,441	6.08	94,976	6,174	6.50	94,678	6,594	6.96
Interest-bearing deposits	5,419	151	2.79	1,499	53	3.47	894	32	3.58
Federal funds sold securities purchase under agreement to resell	12,424	104	0.84	39,552	416	1.05	48,966	813	1.66

Total interest-earning assets	$5,308,173	$277,193	5.22	$3,340,099	$169,428	5.07	$2,446,577	$146,214	5.98
Non-interest earning assets
Cash and due from banks	95,403			58,869			59,687
Other non-earning assets	427,618			166,203			112,221

Total non-interest earning assets	523,021			225,072			171,908
Less: Allowance for loan losses	(66,883)			(34,466)			(23,478)
Deferred loan fees	(11,103)			(6,194)			(4,170)

Total Assets	$5,753,208			$3,524,511			$2,590,837

Interest-Bearning Liabilities:
Interest-bearing demand	267,188	709	0.27	179,290	483	0.27	139,589	430	0.31
Money market	616,970	4,878	0.79	292,952	2,137	0.73	154,414	1,536	0.99
Savings	421,959	1,325	0.31	327,336	996	0.30	271,286	1,364	0.50
Time deposits	2,522,845	42,923	1.70	1,665,114	29,358	1.76	1,372,854	33,409	2.43

Total interest-bearing deposit	3,828,962	49,835	1.30	2,464,692	32,974	1.34	1,938,143	36,739	1.90
Fed funds borrowed and securities sold under agreement to repurchase	53,775	1,164	2.16	105,962	3,220	3.04	27,206	964	3.54
FHLB advances and other borrowings	406,432	6,697	1.65	138,488	3,233	2.33	52,003	2,217	4.26
Junior subordinated notes	53,885	2,466	4.58	16,085	721	4.48	—	—	—

Total interest-bearing liabilities	4,343,054	60,162	1.39	2,725,227	40,148	1.47	2,017,352	39,920	1.98
Non-interest bearing liabilities:
Demand deposits	664,329			357,731			274,568
Other liabilities	91,375			74,310			32,781
Stockholders’ equity	654,450			367,243			266,136

Total liabilities and stockholders’ equity	$5,753,208			$3,524,511			$2,590,837

Net interest spread (4)			3.83%			3.60%			4.00%
Net interest income (4)		$217,031			$129,280			$106,294

Net interest margin (4)			4.09%			3.87%			4.34%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	2004 – 2003 Increase/(Decrease) in Net Interest Income Due to:			2003 – 2002 Increase/(Decrease) in Net Interest Income Due to:
	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate	Total Change
	(In thousands)
Interest-Earning Assets
Deposit with other banks	$111	$(13)	$98	$21	$(1)	$20
Federal funds sold and securities purchased under agreement to resell	(240)	(72)	(312)	(137)	(260)	(397)
Taxable securities	29,149	2,485	31,634	18,749	(11,077)	7,672
Taxable-exempt securities (2)	680	(413)	267	21	(441)	(420)
Loans	73,165	2,913	76,078	27,456	(11,117)	16,339

Total increase/(decrease) in interest income	102,865	4,900	107,765	46,110	(22,896)	23,214

Interest-Earning Liabilities
Interest-bearing demand accounts	233	(7)	226	112	(59)	53
Money market accounts	2,548	193	2,741	1,095	(494)	601
Savings accounts	296	33	329	244	(612)	(368)
Time deposits	14,627	(1,062)	13,565	6,258	(10,309)	(4,051)
Federal funds borrowed and securities sold under agreement to repurchase	(1,298)	(758)	(2,056)	2,412	(156)	2,256
FHLB advances and other borrowings	4,658	(1,194)	3,464	2,376	(1,360)	1,016
Junior subordinated notes	1,730	15	1,745	721	—	721

Total increase/(decrease) in interest expense	22,794	(2,780)	20,014	13,218	(12,990)	228

Change in net interest income	$80,071	$7,680	$87,751	$32,892	$(9,906)	$22,986

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held have been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses that management believes should be sufficient to absorb loan losses inherent in the Bank’s loan portfolio. The provision for loan losses was zero in 2004 compared with $7.2 million in 2003 and $6.0 million in 2002. As a result of a 42% decrease in non-accrual loans, low net charge-offs and other indications of improved credit quality, the Bank did not record a provision for loan losses during 2004. Net charge-offs for 2004 were $2.9 million or 0.08% of average loans compared to net recoveries of $0.1 million or 0.003% of average loans during 2003 and compared to net charge-offs of $5.4 million or 0.31% of average net loans during 2002.

Non-interest Income

Non-interest income was $16.3 million for 2004, $23.0 million for 2003, and $16.2 million for 2002. Non-interest income includes deposit service fees, letters of credit commissions, securities sales, loan sales, and other sources of fee income. These other fee-based services include, among other things, wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from the Company’s Wealth Management division, and foreign exchange fees.

The decrease of $6.7 million or 29.3% from 2003 to 2004 in non-interest income was primarily due to the following items:

•	Net securities losses of $4.0 million in 2004 compared to net securities gains of $9.9 million in 2003. As further described below in the fourth quarter of 2004, the Bank recorded a non-cash charge of $5.5 million, or $3.2 million net of tax, for “other-than-temporary” impairment on perpetual floating-rate preferred securities issued by government sponsored enterprises. During 2003, the Bank sold $20.9 million of U.S. dollar-denominated bonds issued by Hong Kong entities for a gain of $4.0 million and sold additional securities for gains of $2.5 million in order to reduce its holdings of premium CMO securities and to reduce its corporate bond positions;

•	An increase of letters of credit commissions of $2.0 million or 82.0% to $4.4 million in 2004 from $2.4 million in 2003 due primarily to the merger with GBC Bancorp and additional business;

•	An increase in deposit service fees of $1.2 million or 22.5% to $6.8 million in 2004 from $5.6 million in 2003 due primarily to the merger with GBC Bancorp; and

•	An increase in other operating income of $4.0 million or 76.4% to $9.1 million in 2004 from $5.1 million in 2003 due primarily to the merger with GBC Bancorp, increases in investment services commission income, the recording of unrealized warrant gains from a company that became public and higher gains on sales of SBA loans.

In 2000 and 2001, the Bank purchased three issues of preferred stock issued by Freddie Mac with a total par value of $20.0 million and one issue of preferred stock issued by Fannie Mae with a total par value of $5.0 million. These securities have a perpetual life and after an initial fixed rate period, the dividend on each issue of preferred stock is repriced based on a spread over a specific index such as LIBOR or the two-year Treasury Note. During the fourth quarter of 2004, based on an evaluation of the length of time and extent to which the market value of these preferred stock securities have been less than market and the financial condition and near-term prospects of the issuers, the Bank recorded an other-than-temporary impairment charge of $5.5 million to write down the value of these securities to market.

The increase of $6.8 million or 42.2% from 2002 to 2003, in non-interest income was primarily due to the following items:

•	An increase of $8.0 million in securities gains. During the second quarter of 2003, the Company sold $20.9 million of its holdings in US dollar-denominated corporate bonds issued by certain Hong Kong entities whose credit ratings might have potentially been adversely impacted by the effects of the outbreak of Severe Respiratory Syndrome (“SARS”) in the region. The gain on the sale was $4.0 million. During the fourth quarter of 2003, the Company sold additional securities for a gain of $2.5 million in order to reduce its holdings of premium CMO securities and to reduce its corporate bond positions; and

•	Letters of credit commissions increased by $0.4 million or 23.0%, to $2.4 million in 2003, primarily as a result of the merger with GBC Bancorp.

Non-interest Expense

Non-interest expense includes expenses related to salaries and benefits of employees, occupancy expenses, marketing expenses, computer system expenses, amortization of core deposit intangibles and other operating expenses. Non-interest expense totaled $90.7 million in 2004, compared with $55.1 million in 2003. The increase of $35.6 million or 64.4% in non-interest expense in 2004 compared to 2003 was primarily a combination of the following:

•	an increase of $20.6 million in salaries and employee benefits, due primarily to the merger with GBC Bancorp, an increase of $2.5 million from stock option expense and annual salary adjustments for the Company’s employees;

•	an increase of $3.1 million in computer and equipment expense due primarily to the merger with GBC Bancorp and the conversion of General Bank’s customers to Cathay Bank’s computer system;

•	increases of $3.4 million in occupancy expense, $0.4 million in FDIC and state assessments, $0.8 million in marketing expense, $4.2 million in amortization of core deposit intangibles and $0.4 million in other expense all due primarily to the merger with GBC Bancorp;

•	an increase of $2.6 million in professional expense, due to the merger with GBC Bancorp, higher legal fees related to collection activities, higher consulting and audit fees related to complying with the requirements of Section 404 of the Sarbanes-Oxley Act and higher consulting fees related to improvements in the Bank’s Bank Secrecy Act procedures.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, increased to 39.23% in 2004 compared with 36.73% in 2003 due primarily to the higher amortization of core deposit intangibles in 2004 and the securities losses recorded in 2004.

Non-interest expense totaled $55.1 million in 2003, compared with $43.3 million in 2002. The increase of $11.8 million or 27.3% in non-interest expense in 2003 compared to 2002 was due primarily to a combination of the following:

•	an increase of $6.2 million in salaries and employee benefits, due primarily to the merger with GBC Bancorp, annual salary adjustments for the Company’s employees and $0.6 million from stock option expense due to the implementation of the fair-value method of accounting for stock options in 2003;

•	an increase of $1.0 million in occupancy expense, due primarily to the merger with GBC Bancorp;

•	an increase of $0.7 million in computer and equipment expense, due primarily to the merger with GBC Bancorp;

•	an increase of $0.6 million in operations of investments in affordable housing partnerships due to operational losses from additional investments;

•	an increase of $0.8 million in expenses from other real estate owned, primarily due to a write-down of other real estate owned in 2003;

•	an increase of $1.0 million in amortization of core deposit intangibles as a result of the merger with GBC Bancorp; and

•	an increase of $1.2 million in other operating expense, due to the merger with GBC Bancorp, losses on prepayment of long term repurchase agreements and accruals for litigation.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, increased slightly to 36.73% in 2003 compared with 36.00% in 2002.

Income Tax Expense

The effective tax rates for the full year 2004 and 2003 were 38.2% and 36.7%, respectively. The effective tax rate for 2004 increased from 2003 because the tax benefit from the Company’s investments in affordable housing and other tax-exempt investments comprised a smaller percentage of pretax income in 2004 than in 2003. Quarterly comparisons with 2003 are impacted by the real estate investment trust (“REIT”) state tax benefits which reduced income tax expense in the first three quarters of 2003 and increased income tax expense in the fourth quarter of 2003, when the previously recorded benefit was reversed.

The effective tax rate in 2003 was 36.7% compared with 31.4% in 2002. The higher effective tax rate for 2003 reflects changes in the mix of tax rates applicable to income before tax and the absence of certain tax benefits recognized in 2002, including benefits related to the Company’s regulated investment company (RIC). In the fourth quarter of 2003, the Company reversed the net state tax benefits recorded in the first three quarters of 2003 related to the real estate investment trust (REIT) formed during 2003 and reflected no such benefits in the fourth quarter related to its REIT.

On December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions. While the Company continues to believe that the tax benefits recorded in three prior years with respect to RIC were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative — Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. As of December 31, 2004, the Company reflected a $12.3 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $8.0 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $8.0 million net state tax receivable after giving effect to Federal tax benefits. See discussion below in the section entitled “Factors That May Affect Future Results” of this Annual Report on Form 10-K.

Review of Financial Condition

Total assets increased by $556.1 million or 10.0% to $6.10 billion at December 31, 2004, compared with total assets of $5.54 billion at December 31, 2003. The increase in total assets was due primarily to growth in loans.

Securities

Securities represented 33.3% of average interest-earning assets for 2004 compared with 31.9% for 2003 as the Company increased the size of the securities portfolio to generate additional net interest income. The fair value of securities available-for-sale (“AFS”) at December 31, 2004, was $1.82 billion compared with $1.71 billion at December 31, 2003. Securities available-for-sale are carried at fair value and had a net unrealized gain of $6.1 million at December 31, 2004, compared with a net unrealized gain $15.2 million at December 31, 2003. The decrease in unrealized holding gains from year-end 2003 resulted from the increase in interest rates during 2004.

During the second quarter of 2003, the Company sold $20.9 million of its holdings in U.S. dollar-denominated corporate bonds issued by certain Hong Kong entities. Management had intended to hold these bonds to maturity at the time of purchase, and therefore, designated these securities as held-to-maturity. However, as the SARS situation persisted in Hong Kong, management came to believe that there was a risk that the credit rating of these bonds might potentially be adversely impacted. As a result of the sales of these held-to-maturity securities, the remaining securities in the portfolio were tainted and were transferred to the available-for-sale portfolio as of May 31, 2003. At the time of transfer, the securities held-to-maturity portfolio was primarily comprised of U.S. government agencies, state and municipal securities, mortgage-backed securities, collateralized mortgage obligations, asset-backed securities, and corporate bonds. The carrying value of the securities in the held-to-maturity portfolio was $411.4 million and the estimated fair value was $412.1 million at the time of transfer to the securities available-for-sale portfolio.

The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2004	2003
	(In thousands)
Securities Available-for-Sale:
U.S. government sponsored entities	$224,499	$329,943
State and municipal securities	88,626	79,332
Mortgage-backed securities	1,016,054	830,669
Commercial mortgage-backed securities	46,560	68,931
Collateralized mortgage obligations	373,569	266,878
Asset-backed securities	4,805	26,309
Corporate bonds	9,218	40,382
Preferred stock of government sponsored entities	19,500	20,738
Equity securities	9,073	7,955
Other securities	26,038	36,825

Total	$1,817,942	$1,707,962

The table below shows the fair value and unrealized losses as of December 31, 2004 on the temporarily impaired securities in the Company’s available-for-sale securities portfolio. The Company has the ability and intent to hold these debt securities for a period of time sufficient for a recovery of cost. Unrealized losses for securities with unrealized losses for less than twelve months and twelve months and more represent 0.9% and 2.5%, respectively, of the historical cost of these securities and generally resulted from increases in interest rates from the date that these securities were purchased. All of these securities are investment grade. The Company recognized an other-than-temporary impairment loss of $5.5 million on its preferred stock of Fannie Mae and Freddie Mac to write down the value of these securities to their respective market values as of December 31, 2004. At December 31, 2004, management believes the impairment detailed in the table below are temporary and accordingly no impairment loss has been recognized in the Company’s consolidated income statement other than the $5.5 million other-than temporary impairment loss.

Temporarily Impaired Securities at December 31, 2004

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(In thousands)
U.S. government sponsored entities	$177,341	$1,351	$9,207	$243	$186,548	$1,594
State and municipal securities	3,766	75	1,103	36	4,869	111
Mortgage-backed securities	339,986	2,805	31,918	836	371,904	3,641
Commercial mortgage-backed securities	20,640	458	2,886	85	23,526	543
Collateralized mortgage obligations	169,037	1,452	2,869	41	171,906	1,493
Asset-backed securities	902	7	1,759	12	2,661	19
Corporate bonds	6,036	34	—	—	6,036	34

Total	$717,708	$6,182	$49,742	$1,253	$767,450	$7,435

The scheduled maturities and taxable-equivalent yields by security type are presented in the following tables:

Securites Available-for-Sale Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2004
	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Maturity Distribution:
U.S. government sponsored entities	$—	$124,840	$99,279	$380	$224,499
State and municipal securities	1,959	13,864	37,705	35,098	88,626
Mortgage-backed securities (1)	—	13,836	40,449	961,769	1,016,054
Commercial mortgage-backed securities (1)	—	5,609	—	40,951	46,560
Collateralized mortgage obligations (1)	—	213	6,839	366,517	373,569
Asset-backed securities (1)	—	2,144	—	2,661	4,805
Corporate bonds	—	9,218	—	—	9,218
Preferred stock of government sponsored entities	—	—	—	19,500	19,500
Equity securities	—	—	—	9,073	9,073
Other securities	—	—	—	26,038	26,038

Total	$1,959	$169,724	$184,272	$1,461,987	$1,817,942

Weighted-Average Yield:
U.S. government sponsored entities	—%	3.31%	4.13%	2.00%	3.67%
State and municipal securities (2)	9.29	7.97	6.95	6.72	7.07
Mortgage-backed securities (1)	—	4.89	5.21	4.54	4.57
Commercial mortgage-backed securities (1)	—	3.98	—	3.93	3.93
Collateralized mortgage obligations (1)	—	5.72	4.12	4.62	4.61
Asset-backed securities (1)	—	4.27	—	3.39	3.78
Corporate bonds	—	4.28	—	—	4.28
Preferred stock of government sponsored entities	—	—	—	2.53	2.53
Equity securities	—	—	—	—	—
Other securities	—	—	—	4.22	4.22

Total	9.29%	3.91%	4.94%	4.56%	4.55%

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	Average yield has been adjusted to a fully-taxable equivalent basis.

Loans

Loans represented 66.4% of average interest-earning assets during 2004 compared with 66.9% during 2003. Gross loans, increased by $525.6 million, an increase of 15.9%, to $3.83 billion at year-end 2004 compared with $3.31 billion at year-end 2003. The growth was primarily attributable to the following:

•

Commercial mortgage loans increased $403.9 million or 23.5% to $2.12 billion at year-end 2004, compared to $1.72 billion at year-end 2003 due primarily to strong loan originations, particularly for loans secured by shopping centers, apartments and warehouses. Total commercial mortgage loans accounted for 55.3% of gross loans at year-end 2004 compared to 51.9% at year-end 2003. Commercial mortgage loans include primarily commercial retail properties, shopping centers, and owner-occupied industrial facilities, and secondarily office buildings, multiple-unit apartments, and multi-tenanted industrial properties, and are typically secured by first deeds of trust on such commercial properties. In addition, the Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings where the owner either uses the property for business purposes or derives income from tenants.

•	Commercial loans were down $1.0 million or 0.1% to $955.4 million at December 31, 2004, compared to $956.4 million at December 31, 2003, due to the paydown of CD secured loans and continued weak loan demand. Commercial loans consist primarily of short-term loans (normally with a maturity of up to one year) to support general business purposes, or to provide working capital to businesses in the form of lines of credit to finance trade-finance loans, and SBA loans.

•	Real estate construction loans increased $53.3 million or 14.8% to $412.6 million at year-end 2004 compared to $359.3 million at year-end 2003 due to a strong increase in construction loan balances during the fourth quarter of 2004 related to the housing sector.

•	Total residential mortgage loans and equity lines increased by $68.8 million or 26.2% to $331.7 million at year-end 2004, compared to $263.0 million at year-end 2003 due to strong new loan originations for both single family first mortgages and equity lines of credit.

The Company’s lending activities are predominantly in the states of California, New York, Texas, Washington and Massachusetts, although it has some loans to domestic clients who are engaged in international trade.

The classification of loans by type as of December 31 for each of the past five years is presented below:

Loan Type and Mix

	Amount Outstanding as of December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Type of Loans
Commercial loans	$955,377	$956,382	$563,675	$506,128	$442,181
Residential mortgage loans and equity lines	331,727	262,954	231,371	235,914	220,720
Commercial mortgage loans	2,119,349	1,715,434	943,391	738,379	630,662
Real estate construction loans	412,611	359,339	122,773	166,417	142,048
Installment loans	10,481	11,452	15,570	20,322	27,329
Other loans	2,443	860	447	745	473

Gross loans	3,831,988	3,306,421	1,877,227	1,667,905	1,463,413

Less:
Allowance for loan losses	(62,880)	(65,808)	(24,543)	(23,973)	(21,967)
Unamortized deferred loan fees	(11,644)	(10,862)	(4,606)	(3,900)	(4,139)

Net loans	$3,757,464	$3,229,751	$1,848,078	$1,640,032	$1,437,307

The loan maturities in the table below are based on contractual maturities. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Company and the borrower. Because the Company is unable to estimate the extent to which its borrowers will renew their loans, the table is based on contractual maturities. As a result, the data shown below should not be viewed as an indication of future cash flows.

Contractual Maturity of Loan Portfolio

	Within One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial loans
Floating rate	$572,625	$149,932	$87,101	$809,658
Fixed rate	113,442	12,339	19,938	145,719
Residential mortgage loans and equity lines
Floating rate	—	828	98,894	99,722
Fixed rate	115	7,591	224,299	232,005
Commercial mortgage loans
Floating rate	207,233	626,655	842,216	1,676,104
Fixed rate	27,811	199,634	215,800	443,245
Real estate construction loans
Floating rate	318,314	90,517	—	408,831
Fixed rate	2,038	1,742	—	3,780
Installment loans
Floating rate	100	—	—	100
Fixed rate	8,805	1,576	—	10,381
Other loans
Floating rate	—	—	—	—
Fixed rate	2,443	—	—	2,443

Total Loans	$1,252,926	$1,090,814	$1,488,248	$3,831,988

Floating rate	$1,098,272	$867,932	$1,028,211	$2,994,415
Fixed rate	154,654	222,882	460,037	837,573

Total Loans	1,252,926	1,090,814	1,488,248	3,831,988

Allowance for loan losses				(62,880)
Unamortized deferred loan fees				(11,644)

Net loans				$3,757,464

Deposits

The Bank uses primarily customer deposits to fund its operations, and to a lesser extent borrowings in the form of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and other borrowings. The Bank’s deposits are generally obtained from residents within the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting time deposits from political subdivisions and public agencies. The Bank considers wholesale deposits to be an alternative borrowing source rather than a customer relationship, and as such, their levels are determined by management’s decisions as to the most economic funding sources. At December 31, 2004, the Bank had no brokered-deposits, and public deposits totaled $150.1 million or 3.3% of total deposits.

The Bank’s total deposits increased $167.1 million or 3.8% from $4.43 billion at year-end 2003 to $4.60 billion at December 31, 2004. Time deposits of $100,000 or more increased $247.4 million or 13.2% during 2004 due to a number of special deposit promotions during 2004 such as the 388 day certificate of deposit campaign during the second quarter of 2004, the five year certificate of deposit callable after two year deposit promotion during the second and third quarters of 2004 and the three year certificate of deposit callable after one year deposit promotion during the third quarter of 2004, as well as the $50.0 million increase in State of California deposits during 2004. NOW accounts decreased $25.9 million or 9.3% during 2004 as a result of customer attrition related to the closure of certain former General Bank branches as well as some depositors transferring funds from NOW accounts to certificates of deposit during the special promotions offered during 2004. Money market accounts decreased $69.1 million or 10.5% due to the loss of a large depositor in the high technology sector subsequent to its acquisition by a larger company, customer attrition related to the closure of certain former General Bank branches as well as some depositors transferring funds from money market accounts to certificates of deposit during the special promotions offered during 2004.

The following table displays the deposit mix for the past three years:

Deposit Mix

	Year Ended December 31,
	2004		2003		2002
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Demand accounts	$674,791	14.7%	$633,556	14.3%	$302,828	13.1%
NOW accounts	253,767	5.5	279,679	6.3	148,085	6.4
Money market accounts	588,526	12.8	657,638	14.9	161,580	7.0
Saving accounts	418,041	9.1	425,076	9.6	290,226	12.5
Time deposits under $100	539,811	11.7	559,305	12.6	425,138	18.4
Time deposits of $100 or more	2,120,201	46.2	1,872,827	42.3	986,786	42.6

Total	$4,595,137	100.0%	$4,428,081	100.0%	$2,314,643	100.0%

Average total deposits grew $1.67 billion or 59.2% to $4.49 billion during 2004 compared with average total deposits of $2.82 billion in 2003.

The following table displays average deposits and rates for the past five years:

Average Deposits and Average Rates

	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Demand	$664,329	—%	$357,731	—%	$274,568	—%	$229,592	—%	$211,975	—%
NOW accounts	267,188	0.27	179,290	0.27	139,589	0.31	128,973	0.77	122,851	1.20
Money market accounts	616,970	0.79	292,952	0.73	154,414	0.99	129,629	1.73	112,817	2.32
Saving accounts	421,959	0.31	327,336	0.30	271,286	0.50	238,340	0.99	228,027	1.61
Time deposits	2,522,845	1.70	1,665,114	1.76	1,372,854	2.43	1,286,973	4.53	1,117,350	5.39

Total	$4,493,291	1.11%	$2,822,423	1.17%	$2,212,711	1.66%	$2,013,507	3.17%	$1,793,020	3.79%

Management considers our time deposits of $100,000 or more (Jumbo CDs) to be generally less volatile than other wholesale funding sources primarily due to the following reasons:

•	approximately 62.9% of the Bank’s Jumbo CDs have stayed with the Bank for more than two years;

•	the Jumbo CD portfolio continued to be diversified with 9,797 individual accounts averaging approximately $200,720 per account owned by 6,302 individual depositors as of December 31, 2004; and

•	this phenomenon of having a relatively higher percentage of Jumbo CDs to total deposits exists in most of the Asian-American banks in our California market due to the fact that the customers in this market tend to have a higher savings rate.

Management continues to monitor the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the patrons the Bank is serving.

Almost 84.0% of our Jumbo CDs mature within one year as of year-end 2004. The following tables display time deposits of $100,000 or more by maturity and time deposits with remaining term of more than one year at December 31, 2004:

Time Deposits of $100,000 or More by Maturity

At December 31, 2004
(In thousands)
Less than three months	$781,248
Three to six months	556,607
Six to twelve months	443,442
Over one year	338,904

Total	$2,120,201

Maturities of Time Deposits with a Remaining Term

of More Than One Year for Each

of the Five Years Following December 31, 2004

(In thousands)
2006	$183,575
2007	123,684
2008	201
2009	91,696
2010	9

Borrowings

Borrowings include securities sold under agreements to repurchase, federal funds purchased, and funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco.

Securities sold under agreements to repurchase at December 31, 2004, equaled $15.0 million, a decrease of $67.5 million from $82.5 million at December 31, 2003. The weighted-average interest rate during 2004 was 2.41% compared to 2.98% during 2003. During 2004, the Company prepaid $29.0 million of securities sold under agreement to repurchase which would have matured in 2006 and 2007 and realized a gain of $0.1 million. At December 31, 2004, all $15.0 million of the securities under agreement to repurchase mature in January 2005. The table below provides comparative data for securities sold under agreements to repurchase:

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Average amount outstanding during the year (1)	$35,384	$103,179	$30,784
Maximum amount outstanding at month-end (2)	54,000	120,500	48,150
Balance, December 31,	15,000	82,500	28,500
Rate at year-end	2.15%	2.71%	3.29%
Weighted average interest rate for the year	2.41%	2.98%	3.08%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were May in 2004, July in 2003, and January in 2002.

Advances from the FHLB amounted to $545.0 million at December 31, 2004, and $258.3 million at December 31, 2003. As a result of strong loan growth in excess of the growth in deposits, the Company has increased its borrowings from the FHLB during 2004. All of the FHLB advances outstanding at December 31, 2004 mature during 2005. These advances are non-callable with fixed interest rates, with a weighted average rate of 2.57%.

Junior Subordinated Notes

The Company established special purpose trusts in 2003 for the purpose of issuing Guaranteed Preferred Beneficial Interests in its Subordinated Debentures to outside investors (“Capital Securities”). The proceeds from the issuance of the Capital Securities as well as the Company’s purchase of the common stock of the special purpose trusts were invested in Junior Subordinated Notes of Cathay General Bancorp (“Junior Subordinated Notes”). The trusts exist for the sole purpose of issuing the Capital Securities and investing in Junior Subordinated Notes. Subject to some limitations, payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts, or the redemption of the Capital Securities, are guaranteed by the Company to the extent the trusts have funds on hand available there for at such time. The obligations of the Company under the guarantees and the Junior Subordinate Notes are subordinate and junior in right of payment to all indebtedness of the Company and will be structurally subordinated to all liabilities and obligations of the Company’s subsidiaries. The Bancorp has the right to defer payments of interest on the Junior Subordinated Notes at any time or from time to time for a period of up to twenty consecutive quarterly periods with respect to each deferral period. Under the terms of the Junior Subordinated Notes, the Bancorp may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock if the Bancorp has deferred payment of interest on any Junior Subordinated Notes.

As of December 31, 2004, the total Junior Subordinated Notes issued by the Company totaled $53.9 million. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and commitments to make future payments as of December 31, 2004. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Contractual obligations:
Federal funds purchased	$76,000	$—	$—	$—	$76,000
Securities sold under agreements to repurchase	15,000	—	—	—	15,000
Advances from the Federal Home Loan Bank	545,000	—	—	—	545,000
Other borrowings	—	—	—	17,116	17,116
Junior subordinated notes	—	—	—	54,125	54,125
Operating leases	5,814	9,010	5,611	10,240	30,675
Deposits with stated maturity dates	2,260,835	307,258	91,897	22	2,660,012

	2,902,649	316,268	97,508	81,503	3,397,928
Other commitments:
Commitments to extend credit	1,091,104	280,280	51,571	147,470	1,570,425
Investment commitments	—	—	—	39,801	39,801
Standby letters of credit	32,740	6,931	8,230	—	47,901
Commercial letter of credit	74,628	—	—	—	74,628
Bill of lading guarantees	217	—	—	—	217

Total contractual obligations and other commitments	$4,101,338	$603,479	$157,309	$268,774	$5,130,900

In the normal course of business, the Company enters into various transactions, which, in accordance with U.S. generally accepted accounting principles, are not included in its consolidated balance sheet. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Loan commitments outstanding at December 31, 2004, are included in the table above.

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek reimbursement from the customer. The Company’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2004, are included in the table above.

Capital Resources

Stockholders’ Equity

We obtain capital primarily from retained earnings, the issuance of additional common stock and, to a lesser extent, through our Dividend Reinvestment Plan and stock options exercises. Stockholders’ equity of $716.0 million at December 31, 2004, was up $96.7 million or 15.6% compared to $619.3 million at December 31, 2003. The increase in stockholders’ equity was due to $86.8 million from net income less payments of dividends on common stock of $14.9 million, proceeds from exercise of stock options of $16.0 million, tax benefit of $8.6 million from the exercise of stock options, reinvestment of dividends of $3.0 million, amortization of unearned compensation of $3.0 million and a reduction of $5.8 million from lower unrealized gains on securities and cash flow interest rate swaps.

The Company paid common stock dividends of $0.30 per common share in 2004 and $0.28 per common share in 2003. On August 19, 2004, our Board of Directors approved and announced a two-for-one stock split of the company’s common stock, in the form of a 100% stock dividend, payable September 28, 2004 to stockholders of record on September 13, 2004.

On April 6, 2001, the Board of Directors approved a stock repurchase program of up to $15 million of our common stock. The Company intends to repurchase shares under the program, from time to time, in the open market or through negotiated purchases, under conditions which allow such repurchases to be accretive to earnings, while maintaining capital ratios that exceed the guidelines for a “well capitalized” financial institution. The Company did not repurchase any shares during 2004. Through December 31, 2004, the Company had repurchased 639,820 shares of our common stock for $8.8 million. On March 17, 2005, the Board of Directors of the Bancorp approved the repurchase of up to an aggregate amount of one million shares of its common stock following the completion of the Bancorp’s current stock buyback authorization.

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. The amount of retained earnings available for cash dividends to the Bancorp immediately after December 31, 2004, is restricted to approximately $43.6 million under this regulation.

Capital Adequacy

Management seeks to retain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At year-end 2004, Tier 1 risk-based capital ratio of 10.78%, total risk-based capital ratio of 12.03%, and Tier 1 leverage capital ratio of 8.86%, continued to place the Company in the “well capitalized” category, which is defined as institutions with Tier 1 risk-based capital ratio equal to or greater than six percent, Tier 1 leverage capital ratio equal to or greater than five percent, and total risk-based capital ratio equal to or greater than ten percent. The comparable ratios for 2003 were Tier 1 risk-based capital ratio of 9.95%, total risk-based capital ratio of 11.21%, and Tier 1 leverage capital ratio of 7.97%.

During 2003 and 2004, Cathay Real Estate Investment Trust, of which 100% of the common stock is owned by Cathay Bank, sold $4.4 million and $4.2 million, respectively of its 7.0% Series A Non-Cumulative preferred stock to accredited investors. This preferred stock qualifies as Tier 1 capital under current regulatory guidelines.

A table displaying the Company’s and the Bank’s capital and leverage ratios at year-end 2004 and 2003 is included in Note 20 to the Consolidated Financial Statements.

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

Our non-performing assets decreased $16.8 million or 42.8% to $22.5 million at year-end 2004 compared to $39.3 million at year-end 2003. The decrease in non-performing assets was primarily due to increase in collections of non-accrual loans during 2004.

As a percentage of gross loans plus other real estate owned, our non-performing assets decreased to 0.59% at year-end 2004 from 1.19% at year-end 2003. The non-performing loan coverage ratio, defined as the allowance for loan losses to non-performing loans, increased to 279.83% at year-end 2004, from 169.28% at year-end 2003.

The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Accruing loans past due 90 days or more	$3,260	$5,916	$2,468	$689	$589
Non-accrual loans	19,211	32,959	4,124	7,238	14,696

Total non-performing loans	22,471	38,875	6,592	7,927	15,285

Real estate acquired in foreclosure	—	400	653	1,555	5,174

Total non-performing assets	$22,471	$39,275	$7,245	$9,482	$20,459

Troubled debt restructurings (1)	1,006	5,808	5,266	4,474	4,531
Non-performing assets as a percentage of gross loans and other real estate owned at year-end	0.59%	1.19%	0.39%	0.57%	1.39%
Allowance for loan losses as a percentage of non-performing loans	279.83%	169.28%	372.31%	302.42%	143.72%

(1)	Troubled debt restructurings accrue interest at their restructured terms.

The effect of non-accrual loans and troubled debt restructurings on interest income for the past five years is presented below:

	2004	2003	2002	2001	2000
	(In thousands)
Non-accrual Loans
Contractual interest due	$1,692	$1,019	$321	$823	$1,408
Interest recognized	546	624	34	96	627

Net interest foregone	$1,146	$395	$287	$727	$781

Troubled Debt Restructurings
Contractual interest due	$101	$315	$338	$409	$422
Interest recognized	93	262	258	370	407

Net interest foregone	$8	$53	$80	$39	$15

Non-accrual loans

Non-accrual loans were $19.2 million at year-end 2004 and $33.0 million at year-end 2003. Non-accrual loans at December 31, 2004, consisted of nineteen commercial loans totaling $14.1 million, two construction loans totaling $1.2 million, three commercial mortgage loans totaling $3.8 million and one residential mortgage loan of $69,000. The comparable numbers for 2003 were $25.3 million in thirty-four commercial loans, $1.5 million in one construction loan, $5.3 million in eleven commercial mortgage loans, and $0.9 million in five residential mortgage loans and equity lines.

The following tables present the type of properties securing the loans and the type of businesses the borrowers engaged in under commercial mortgage and commercial non-accrual loan categories as of the dates indicated:

	December 31, 2004			December 31, 2003
	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other
	(In thousands)
Type of Collateral
Single/Multi-family residence	$232	$—	$—	$799	$—	$—
Commercial real estate	—	7,171	—	6,862	1,630	—
Land	1,018	—	—	—	—	—
UCC	—	10,217	—	—	19,664	—
Other	—	—	31	—	—	17
Unsecured	—	542	—	—	3,987	—

Total	$1,250	$17,930	$31	$7,661	$25,281	$17

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

	December 31, 2004			December 31, 2003
	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other
	(In thousands)
Type of Business
Real estate development	$1,181	$621	$—	$3,656	$100	$—
Wholesale/Retail	—	5,687	—	2,525	3,295	—
Food/Restaurant	—	873	—	—	996	—
Import/Export	—	10,749	—	1,300	20,890	—
Other	69	—	31	180	—	17

Total	$1,250	$17,930	$31	$7,661	$25,281	$17

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

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

Troubled debt restructurings, excluding those on non-accrual status, decreased $4.8 million to $1.0 million at December 31, 2004, compared to $5.8 million at December 31, 2003. At December 31, 2004, those restructured loans were performing under their revised terms.

Impaired loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual, or the loan has been restructured. Those loans less than our defined selection criteria are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. If the measurement of the impaired loan is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses.

We identified impaired loans with a recorded investment of $19.2 million at year-end 2004, compared to $40.8 million at year-end 2003. The average balance of impaired loans was $24.3 million in 2004 and $25.8 million in 2003. Interest collected on impaired loans totaled $0.7 million in 2004 and $2.7 million in 2003.

The following tables present a breakdown of impaired loans and the related allowances as of the dates indicated:

	At December 31, 2004			At December 31, 2003
	Recorded Investment	Allowance	Net Balance	Recorded Investment	Allowance	Net Balance
	(In thousands)
Commercial	$14,114	$142	$13,972	$29,778	$6,149	$23,629
Real Estate (1)	5,066	12	5,054	11,060	1,397	9,663
Other	31	7	24	—	—	—

Total	$19,211	$161	$19,050	$40,838	$7,546	$33,292

(1)	Real Estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

Loan Concentration

We experienced no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of December 31, 2004. See “Factors That May Affect Future Results” below for a discussion of some of the factors that may affect the matters discussed in this Section.

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

In addition, our Board of Directors has established a written loan policy that includes an effective loan review and control system to ensure that the Bank maintains an adequate allowance for loan losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and judges that it is adequate to absorb estimated losses in the loan portfolio. The determination of the amount of the allowance for loan losses and the provision for loan losses is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectibility when determining the appropriate level for the allowance for loan losses. The nature of the process by which the Bank determines the appropriate allowance for loan losses requires the exercise of considerable judgment. Additions to the allowance for loan losses are made by charges to the provision for loan losses. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. Identified credit exposures that are determined to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for loan losses. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses in future periods. See “Factors That May Affect Future Results,” in this Annual Report on Form 10-K, for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

The following table sets forth the information relating to the allowance for loan losses, charge-offs, and recoveries for the past five years:

Allowance for Loan Losses

	Amount Outstanding as of December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$65,808	$24,543	$23,973	$21,967	$19,502
Provision for loan losses	—	7,150	6,000	6,373	4,200
Charged-offs :
Commercial loans	(8,334)	(364)	(5,663)	(3,465)	(537)
Real estate loans	(1,366)	(485)	(163)	(1,080)	(1,066)
Installment loans and other loans	(28)	(7)	(150)	(118)	(302)

Total charged-off	(9,728)	(856)	(5,976)	(4,663)	(1,905)
Recoveries:
Commercial loans	6,702	799	242	196	74
Real estate loans	49	47	268	11	3
Installment loans and other loans	49	77	36	89	93

Total recoveries	6,800	923	546	296	170
Allowance from General Bank at merger date	—	34,048	—	—	—

Balance at end of year	$62,880	$65,808	$24,543	$23,973	$21,967

Average loans outstanding during year ended	$3,522,575	$2,233,529	$1,752,444	$1,547,033	$1,337,980
Ratio of net charge-offs to average loans outstanding during the year	0.08%	N/A	0.31%	0.28%	0.13%
Provision for loan losses to average loans outstanding during the year	—%	0.32%	0.34%	0.41%	0.31%
Allowance to non-performing loans at year-end	279.83%	169.28%	372.31%	302.42%	143.72%
Allowance to gross loans at year-end	1.64%	1.99%	1.31%	1.44%	1.50%

Our allowance for loan losses consists of the following:

•	Specific allowance: For impaired loans, we provide specific allowances based on an evaluation of impairment, and for each criticized loan, we allocate a portion of the general allowance to each loan based on a loss percentage assigned. The percentage assigned depends on a number of factors including loan classification, the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral, charge-off history, management’s knowledge of the portfolio, and general economic conditions.

•	General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and by identifying risk characteristics that are common to the groups of loans. The allowance is provided to each segmented group based on the group’s historical loan loss experience, the trends in delinquency, and non-accrual, and other significant factors, such as national and local economy, trends and conditions, strength of management and loan staff, underwriting standards, and the concentration of credit.

The total allowance for loan losses consists of the above two components: specific and general. To determine the adequacy of the allowance in each of these two components, the Bank employs two primary methodologies, the classification migration methodology and the individual loan review analysis methodology. These methodologies support the basis for determining allocations between the various loan categories and the overall adequacy of the Bank’s allowance to provide for probable losses inherent in the loan portfolio. These methodologies are further supported by additional analysis of relevant factors such as the historical losses in the portfolio, trends in the non-performing/non-accrual loans, loan delinquencies, the volume of the portfolio, peer group comparisons, and federal regulatory policy for loan and lease losses. Other significant factors of portfolio analysis include changes in lending policies/underwriting standards, portfolio composition, and concentrations of credit, and trends in the national and local economy.

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

Allocation of Allowance for Loan Losses

	As of December 31,
	2004		2003		2002		2001		2000
	Amount	Percentage of Loans in Each Category to average Gross Loans	Amount	Percentage of Loans in Each Category to average Gross Loans	Amount	Percentage of Loans in Each Category to average Gross Loans	Amount	Percentage of Loans in Each Category to average Gross Loans	Amount	Percentage of Loans in Each Category to average Gross Loans
	(Dollars in thousands)
Type of Loans:
Commercial loans	$33,712	26.8%	$34,277	29.2%	$11,812	29.7%	$11,504	29.6%	$10,231	30.0%
Residential mortgage loans and equity lines	1,346	8.4	1,090	10.7	1,466	13.3	2,181	14.9	808	15.6
Commercial mortgage loans	20,949	55.1	17,458	52.0	8,458	47.3	7,702	42.2	8,564	45.3
Real Estate construction loans	6,838	9.4	12,899	7.6	2,610	8.8	2,386	11.7	1,855	7.1
Installment loans	17	0.2	61	0.5	181	0.9	197	1.6	380	2.0
Other loans	18	0.1	23	N/A	16	0.0	3	0.0	129	0.0

Total	$62,880	100.0%	$65,808	100.0%	$24,543	100.0%	$23,973	100.0%	$21,967	100.0%

The decrease in the allowance allocated to commercial loans resulted from the reduction in the level of non-accrual and problem loans during 2004. Commercial loans comprised 72.9% of impaired loans, 76.7% of non-accrual loans and 59.2% of loans over 90 days still on accrual status at December 31, 2003. Commercial loans also comprised 73.5% of impaired loans, 73.5% of non-accrual loans, and 97.6% of loans over 90 days still on accrual status at December 31, 2004.

The increase in the allowance allocated to residential mortgage loans and equity lines from $1.1 million at December 31, 2003 to $1.3 million at December 31, 2004, resulted from the higher balances for this loan category.

The increase in the allowance allocated to commercial real estate mortgages from $17.5 million at December 31, 2003, to $20.9 million at December 31, 2004, resulted from the higher balances for this loan category. Loan losses have been nominal during the past five years in this category. The overall allowance was 1.0% of total commercial real estate mortgages at both December 31, 2003, and December 31, 2004.

The allocated allowance for construction loans has decreased from $12.9 million or 3.6% of December 31, 2003, construction loans to $6.8 million or 1.7% of December 31, 2004, construction loans primarily as the result of the significant decrease in problem construction loans. At December 31, 2003, a number of condominium construction loans in the state of Washington were experiencing slower than expected sales and a substantial portion of the $12.9 million allocated reserve at December 31, 2003 was related to these loans. During 2004, gross charge-offs of construction loans totaled $1.4 million. The remaining Washington state condominium construction loans experiencing slower than expected sales during 2003 either paid off or were sold by the Bank during 2004. At December 31, 2004, $1.2 million of construction loans were on non-accrual status and no construction loan was past due 90 days and still accruing interest.

Allowances for other risks of probable loan losses that amounted to $3.8 million as of December 31, 2004, compared to $3.3 million as of December 31, 2003, have been included in the allocations above. The components of the other risks that have a potential of affecting the Bank’s portfolio are comprised of three basic elements. First, the Bank has set aside funds to cover the risk factors of a continued slow recovery from the last recession. The second component of other portfolio risk is the potential errors in loan classification and review methodologies. The third component of other portfolio risk is the uncertainty associated with the airplane leveraged lease with Continental Airlines, which had a book value at December 31, 2004 of $6.6 million and was still performing in accordance with its contractual terms. Based on these three above components of other risks, management has determined that the $3.8 million allowance for other risks of probable loan losses at December 31, 2004, was appropriate. Also, see “Factors That May Affect Future Results” herein for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased and securities sold under agreements to repurchase, and advances from the FHLB. At year-end 2004, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) decreased to 25.5%, compared to 32.9% at year-end 2003.

To supplement its liquidity needs, the Bank maintains a total credit line of $150.5 million for federal funds with three correspondent banks, and master agreements with four brokerage firms whereby up to $550.0 million would be available through the sale of securities subject to repurchase. The Bank is also a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2004, the Bank had an approved credit line with the FHLB of San Francisco totaling $604.0 million. The total credit outstanding with the FHLB of San Francisco at December 31, 2004, was $545.0 million. These advances are non-callable and bear fixed interest rates and all mature during 2005. These borrowings are secured by securities. See Note 9 to the Consolidated Financial Statements.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At December 31, 2004, such assets at fair value totaled $1.82 billion, with $1.09 billion pledged as collateral for borrowings and other commitments. The remaining $0.73 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

We had a significant portion of our time deposits maturing within one year or less as of December 31, 2004. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity for the next twelve months to the Bank to meet its operating needs.

The Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank and proceeds from the issuance of the Bancorp common stock by means of the Dividend Reinvestment Plan and exercise of stock options. Dividends paid to the Bancorp by the Bank are subject to regulatory limitations. The business activities of the Bancorp consist primarily of the operation of the Bank with limited activities in other investments. Management believes the Bancorp’s liquidity generated from its prevailing sources is sufficient to meet its operational needs.

Also, see Note 13 Commitments and Contingencies of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 1 — Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recent accounting pronouncements and their expected impact on the Company’s consolidated financial statements.

Factors That May Affect Future Results

If we are unable to realize the benefits of the merger with GBC Bancorp, the business and earnings of the company may be negatively affected.

While the merger with GBC Bancorp was completed in October 2003 and most of our integration efforts were completed in 2004, there is a risk that we may not be able to realize the full benefits of the merger with GBC Bancorp without encountering difficulties, including the loss of key employees and customers, the disruption of our ongoing businesses and possible inconsistencies in corporate standards, controls, procedures and policies. We might not achieve the economic benefits and cost savings we expect to result from the merger, and this would likely hurt our business and financial results.

The allowance for loan losses is an estimate of estimable and probable loan losses. Actual loan losses in excess of the estimate could adversely affect our net income and capital.

The allowance for loan losses is based on management’s estimate of the estimable and probable losses from our loan portfolio. If actual losses exceed the estimate, the excess losses could adversely affect our net income and capital. Such excess could also lead to larger allowances for loan losses in future periods, which could in turn adversely affect net income and capital in those periods. We believe that the allowance for loan losses at December 31, 2004, is adequate to cover estimable and probable losses from its loan portfolio as of that date. If economic conditions differ substantially from the assumptions used in the estimate or adverse developments arise with respect to our loans, future losses may occur, and increases in the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance. These agencies may require us to establish additional allowances based on their judgment of the information available at the time of their examinations. No assurance can be given that we will not sustain loan losses in excess of present or future levels of the allowance for loan losses.

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

We seek to minimize the adverse effects of changes in interest rates by structuring our asset-liability composition to obtain the maximum spread. We use interest rate sensitivity analysis and a simulation model to assist us in estimating the optimal asset-liability composition. However, such management tools have inherent limitations that impair their effectiveness. There can be no assurance that we will be successful in minimizing the adverse effects of changes in interest rates. See also the sections entitled “Risks Elements of the Loan Portfolio” under Item 7 and “Market Risk” under Item 7A of the Annual Report on the Form 10-K.

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

To the extent that we expand through acquisitions, such acquisitions may also adversely harm our business, if we fail to adequately address the financial and operational risks associated with such acquisitions. For example, risks can include difficulties in assimilating the operations, technology, and personnel of the acquired company; diversion of management’s attention from other business concerns; inability to maintain uniform standards, controls, procedures and policies; potentially dilutive issuances of equity securities; incurrence of additional debt and contingent liabilities; use of cash resources; large write-offs; and amortization expenses related to other intangible assets with finite lives.

Our financial results could be adversely affected by changes in California tax law and changes in its interpretation relating to registered investment companies and real estate investment trusts.

Our effective income tax rate was lower in 2002 and 2001 than in 2003 and 2004 due in large part to income tax benefits derived from a registered investment company subsidiary of the Bank. We had relied on the California tax law related to registered investment companies and on an outside tax opinion in creating this subsidiary. In the fourth quarter of 2003, a change in that law was enacted by the California Legislature, which would deny such tax benefits from and after January 1, 2003. On December 31, 2003, the California Franchise Tax Board (FTB) announced its position that certain tax deductions related to regulated investment companies as well as real estate investment trusts prior to January 1, 2003 would also be disallowed.

In December, 2002, we decided to deregister the registered investment company and, in February, 2003, we completed such deregistration. In addition, in the fourth quarter of 2003, the Company reversed the net state tax benefits recorded in the first three quarters of 2003 relating to the real estate investment trust (REIT) that it formed as a subsidiary of the Bank during 2003. The Company did not record any tax benefits relating to the REIT in the fourth quarter of 2003 and did not record any such benefits in 2004.

As mentioned above, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions. While the Company continues to believe that the tax benefits recorded in three prior years with respect to its regulated investment company were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative — Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. As of December 31, 2004, the Company reflected a $12.3 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $8.0 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $8.0 million net state tax receivable after giving effect to Federal tax benefits.

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

We are regulated by significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers or which serve other public policies and not for the benefit of our stockholders. In the past, our business has been materially affected by such regulation and supervision. This trend is likely to continue in the future. Laws, regulations, or policies currently affecting us may change at any time. Regulatory authorities may also change their interpretation of existing laws and regulations. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. It is impossible to predict the competitive impact that any such changes would have on commercial banking in general or on our business in particular.

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

A substantial portion of the Bancorp’s cash flow comes from dividends that the Bank pays to us. Various statutory provisions restrict the amount of dividends that the Bank can pay without regulatory approval. In addition, if the Bank were to liquidate, the Bank’s creditors would be entitled to receive distributions from the assets of the Bank to satisfy their claims against the Bank before we, as a holder of an equity interest in the Bank, would be entitled to receive any of the assets of the Bank.

Our need to continue to adapt to our information technology systems to allow us to provide new and expanded services could present operational issues and require significant capital spending.

As we continue to offer internet banking and other on-line services to our customers, and continue to expand our existing conventional banking services, we will need to adapt our information technology systems to handle these changes in a way that meets constantly changing industry and regulatory standards. This can be very expensive and may require significant capital expenditures. In addition, our success will depend, among other things, on our ability to provide secure and reliable services, anticipate changes in technology, and efficiently develop and introduce services that are accepted by our customers and cost effective for us to provide. Systems failures, delays, breaches of confidentiality and other problems could harm our reputation and business.

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

Failure to comply with the Bank’s memorandum of understanding with the FDIC could adversely affect our business.

On June 17, 2004, the Bank’s Board of Directors entered into a memorandum of understanding (“MOU”) with the Federal Deposit Insurance Corporation (“FDIC”) in connection with certain deficiencies identified by the FDIC relating to the Bank’s compliance with certain provisions of the Bank Secrecy Act. Under the terms of the MOU, the Bank must comply in all material respects with the BSA within 90 days from the MOU’s effective date, July 18, 2004. If we fail to comply with the terms of the MOU, the FDIC could:

•	assess civil money penalties upon us,

•	place restrictions on the source of our deposits, or

•	in certain circumstances, appoint a conservator or receiver to oversee our operations.

In addition, if we violate the MOU, the FDIC may initiate a termination of insurance proceeding against us. If any of these penalties or actions were to occur, they could materially and adversely affect our business and operations. For more information regarding the terms of the MOU, see “Business-Regulation and Supervision-Bank Secrecy Act”.

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

We monitor and manage our interest rate risk through analyzing the repricing characteristics of our loans, securities, and deposits on an on-going basis. The primary objective is to minimize the adverse effects of changes in interest rates on our earnings, and ultimately the underlying market value of equity, while structuring our asset-liability composition to obtain the maximum spread. Management uses certain basic measurement tools in conjunction with established risk limits to regulate its interest rate exposure. Due to the limitation inherent in any individual risk management tool, we use a simulation model to measure and quantify the impact to our profitability as well as to estimate changes to the market value of our assets and liabilities.

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

Although the modeling is very helpful in managing interest rate risk, it does require significant assumptions for the projection of loan prepayment rates on mortgage related assets, loan volumes and pricing, and deposit and borrowing volume and pricing, that might prove inaccurate. Because these assumptions are inherently uncertain, the model cannot precisely estimate net interest income, or precisely predict the effect of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rates changes, the differences between actual experience and the assumed volume, changes in market conditions, and management strategies, among other factors. The Company monitors its interest rate sensitivity and attempts to reduce the risk of a significant decrease in net interest income caused by a change in interest rates.

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At December 31, 2004, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 4.4%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 8.8%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 4.7%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 5.9%.

The Company’s simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level to value the net economic value of our portfolio of assets and liabilities in our policy to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2004, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net economic value of our portfolio of assets and liabilities would decrease by 1.0%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net economic value of our assets and liabilities would decrease by 3.3%.

Quantitative Information About Interest Rate Risk

The following table shows the carrying value of our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, as well as the instruments’ total fair values at December 31, 2004, and 2003. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities which are described in Footnote 15 to the consolidated financial statements. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

								December 31,
	Average Interest rate							2004		2003
		Expected Maturity Date at December 31,						Total	Fair Value	Total	Fair Value
		2005	2006	2007	2008	2009	Thereafter
	(Dollars in thousands)
Interest-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	—	$—	$—	$—	$—	$—	$—	$—	$—	$82,000	$82,000
Mortgage-backed securities and collateralized mortgage obligations	4.56	261,785	203,957	158,304	140,624	101,881	569,632	1,436,183	1,436,183	1,166,478	1,166,478
Other investment securities	4.37	27,997	59,502	52,465	34,937	3,162	203,696	381,759	381,759	541,484	541,484
Net loans receivable:
Commercial	5.56	660,914	53,112	23,467	38,478	41,264	103,115	920,350	919,608	922,082	922,078
Residential Mortgage	5.41	114	21	612	2,529	5,208	321,343	329,827	337,238	261,420	267,321
Commercial Mortgage	5.95	231,978	119,457	169,030	147,902	379,122	1,044,216	2,091,705	2,088,630	1,690,404	1,702,047
Real estate construction	6.01	312,652	90,041	—	—	—	—	402,693	402,693	344,046	344,046
Installment & other	4.02	11,316	720	324	372	157	—	12,889	12,838	11,799	11,868
Interest rate swap	—	207	—	—	—	—	—	207	207	1,355	1,355
Interest-Sensitive Liabilities:
Other interest-bearing deposits	0.69	252,756	183,428	143,260	115,235	96,460	469,195	1,260,334	1,260,334	1,362,392	1,362,392
Time deposits	2.13	2,260,835	183,574	123,684	201	91,696	22	2,660,012	2,659,312	2,432,132	2,438,335
Federal funds purchased and securities sold under agreements to repurchase	2.23	91,000	—	—	—	—	—	91,000	91,000	82,500	82,926
Advances from the Federal Home Loan Bank	2.57	545,000	—	—	—	—	—	545,000	544,939	258,313	260,532
Other borrowings	—	—	—	—	—	—	17,116	17,116	17,116	27,622	27,636
Junior subordinated notes	5.56	—	—	—	—	—	53,916	53,916	56,338	53,856	54,126
Interest rate swap	—	—	—	33	—	137	—	170	170	—	—
Off-Balance Sheet Financial Instruments:
Commitments to extend Credit		1,091,104	273,582	6,698	1,886	49,685	147,470	1,570,425	(2,721)	1,039,949	(2,043)
Standby letters of credit		32,740	6,320	611	8,230	—	—	47,901	(242)	57,443	(296)
Other letters of credit		74,628	—	—	—	—	—	74,628	(41)	81,175	(227)
Bill of lading guarantees		217	—	—	—	—	—	217	(1)	818	—

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

The Company follows SFAS No. 133 which established accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the Company’s consolidated balance sheet and measurement of those financial derivatives at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge. Fair value is based on dealer quotes, or quoted prices from instruments with similar characteristics. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivatives are reflected in current earnings, together with changes in the fair value of the related hedged item if there is a highly effective correlation between changes in the fair value of the interest rate swaps and changes in the fair value of the underlying asset or liability that is intended to be hedged. If there is not a highly effective correlation between changes in the fair value of the interest rate swap and changes in the fair value of the underlying asset or liability that is intended to be hedged, then only the changes in the fair value of the interest rate swaps are reflected in the Company’s consolidated financial statements.

On March 21, 2000, we entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge is to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which at December 31, 2004, was approximately three months. At December 31, 2004, the fair value of the interest rate swap was $0.2 million, exclusive of accrued interest, or $0.1 million net of tax, compared to $1.4 million, exclusive of accrued interest, or $0.8 million net of tax, at December 31, 2003. For the twelve months ended December 31, 2004, net amounts totaling $1.1 million were reclassified into earnings. The estimated net amount of the existing gains within accumulated other comprehensive income that are expected to reclassify into earnings within the next 12 months is approximately $0.2 million.

In 2004, the Bank entered into $85.4 million of interest rate swaps that will terminate in 2009 and can be terminated after two years at the election of the counterparty (swaptions) to mitigate risks associated with changes to the fair value of a like amount of fixed rate certificates of deposit (Five Year CDs) that have similar call features. For the first two years of the swaps, the Bank will receive interest at a weighted average fixed rate of 3.15% and will pay interest at a rate of LIBOR less 12.5 basis points. If the swaps are not terminated in 2006, then the Bank will receive interest at a weighted average rate of 5.94% and pay interest at a rate of LIBOR less 12.5 basis points for the last three years of the swap term. All of these interest rate hedges were initially designated as fair value hedges against a like amount of Five Year CDs and the Bank expected a highly effective correlation between changes in the fair values of the interest rate swap and changes in the fair value of the Five Year CDs. However, at December 31, 2004, there was a highly effective correlation between changes in the fair value of the interest rate swap and changes in the fair value of the Five Year CDs for only one group of Five Year CDs with a principal amount of $13.9 million and an unrealized gain of $0.1 million. The unrealized loss on the interest rate swaps and the unrealized gain on the $13.9 million of Five Year CDs have been recorded in income for 2004. The unrealized loss on the ineffective interest rates swaps at December 31, 2004, of $50,000 has been recorded in income for 2004 and the related unrealized gain on the Five Year CDs with ineffective hedges was reversed from income as of December 31, 2004. For the year ended December 31, 2004, interest expense on certificates of deposit was reduced by $0.6 million as a result of these interest rate swaps.

In 2004, the Bank entered into $25.7 million of interest rate swaps that will terminate in 2007 and can be terminated after one year at the election of the counterparty to mitigate risks associated with changes to the fair value of a like amount of fixed rate certificates of deposit (Three Year CDs) that have similar call features. For the first year of the swaps, the Bank will receive interest at a weighted average fixed rate of 2.81% and will pay interest at a rate of LIBOR less 12.5 basis points. If the swaps are not terminated in 2005, then the Bank will receive interest at a weighted average rate of 4.08% and pay interest at a rate of LIBOR less 12.5 basis points for the last two years of the swap term. All of these interest rate hedges were initially designated as fair value hedges against a like amount of Three Year CDs and the Bank expected a highly effective correlation between changes in the fair values of the interest rate swap and changes in the fair value of the Three Year CDs. However, at December 31, 2004, the fair value of these interest rate swaps, which did not have a highly effective correlation with changes in the fair value of the Three Year CDs, was an unrealized loss of $33,000 which was recorded in income for 2004. For the year ended December 31, 2004, interest expense on certificates of deposit was reduced by $0.1 million as a result of these interest rate swaps.

The table below shows the notional amounts of the Bank’s interest rate swap maturities and average rates at December 31, 2004, and December 31, 2003.

	Interest Rate Swap Maturities and Average Rates As of December 31, 2004						Total	Fair Value
	2005	2006	2007	2008	2009	Thereafter
	(Dollars in thousands)
Notional amount	$20,000	$—	$25,735	$—	$85,397	$—	$131,132	$37
Weighted Average rate received	7.22%	—	2.81%	—	3.15%	—	3.70%
Weighted Average rate paid	2.52%	—	2.07%	—	2.22%	—	2.24%

	As of December 31, 2003						Total	Fair Value
	2004	2005	2006	2007	2008	Thereafter
	(Dollars in thousands)
Notional amount	$—	$20,000	$—	$—	$—	$—	$20,000	$1,355
Weighted Average rate received	—	7.22%	—	—	—	—	7.22%
Weighted Average rate paid	—	1.17%	—	—	—	—	1.17%

Item 8. Financial Statements and Supplementary Data

For financial statements, see “Index to Consolidated Financial Statements” on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

The Bancorp’s principal executive officer and principal financial officer have evaluated the effectiveness of the Bancorp’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation, the principal executive officer and principal financial officer have concluded that the Bancorp’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Bancorp in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in such reports is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Bancorp’s internal controls or in other factors that could significantly affect these controls subsequent to the date the principal executive officer and principal financial officer completed their evaluation.

Management’s Report on Internal Control Over Financial Reporting `

The management of Cathay General Bancorp and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2004, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cathay General Bancorp:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Cathay General Bancorp and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cathay General Bancorp and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cathay General Bancorp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004 and our report dated March 28, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Los Angeles, California

March 28, 2005

Item 9B. Other Information

In the fourth quarter of 2004, the Company entered into an agreement (effective November 23, 2004) with its Chief Executive Officer (“CEO”) pursuant to which CEO agreed to defer any bonus amounts in excess of $225,000 for the year ended December 31, 2004, until January 1 of the first year following such time as CEO separates from the Company. Accordingly an amount equal to $610,000 was deferred in 2004 and is accrued in other liabilities in the consolidated balance sheet as of December 31, 2004. The deferred amount accrues interest at the rate of 7.0% per annum compounded quarterly. The deferred amount will be increased each quarter by the amount of interest computed for that quarter. Beginning on the tenth anniversary of the agreement, the interest rate will equal 275 basis points above the then prevailing interest rate on a ten-year Treasury Note.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information under the captions “Election of Directors, “Audit Committee,” and “Nomination Committee” in our definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of Registrant.” The term of office of each officer is from the time of appointment until the next annual organizational meeting of the Board of Directors of the Bancorp or the Bank (or action in lieu of a meeting) and until the appointment of his or her successor unless, before that time, the officer resigns or is removed or is otherwise disqualified from serving as an officer of the Bancorp or the Bank.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions known as the Code of Ethics for Senior Financial Officers. Stockholders may request a free copy of the Code of Ethics for Senior Financial Officers by written request directed to Cathay General Bancorp, 777 N. Broadway, Los Angeles, CA 90012, Attention: Investor Relations.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information set forth under the captions “Security Ownership of Nominees, Continuing Directors, and Named Executive Officers,” “Equity Compensation Plan Information,” and “Election of Directors” in our Proxy Statement is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Documents Filed as Part of this Report

(a)(1) Financial Statements

See “Index to Consolidated Financial Statements” on page F-1.

(a)(2) Financial Statement Schedules

Schedules have been omitted since they are not applicable, they are not required, or the information required to be set forth in the schedules is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits

3.1	Restated Certificate of Incorporation. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

3.1.1	Amendment to Restated Certificate of Incorporation. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

3.2	Restated Bylaws. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

3.2.1	Amendment to Restated Bylaws. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

4.1	Rights Agreement. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Registration Statement on Form 8-A on December 20, 2000 and incorporated herein by reference.

10.1	Form of Indemnity Agreements between the Bancorp and its directors and certain officers. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

10.2	Amended and Restated Cathay Bank Employee Stock Ownership Plan effective January 1, 1997. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.2.1	Amendment No. 1 effective January 1, 2002 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.2.2	Amendment No. 2 effective January 1, 2004 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.2.3	Amendment No. 3 effective January 1, 2003 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.2.4	Amendment No. 4 effective October 20, 2003 and June 17, 2004 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.3	Dividend Reinvestment Plan of the Bancorp. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

10.4	Equity Incentive Plan of the Bancorp. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.*

10.4.1	First Amendment to Cathay Bancorp, Inc. Equity Incentive Plan. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.*

10.5	GBC Bancorp 1999 Employee Stock Incentive Plan. Previously filed with the Securities and Exchange Commission to Form S-8 Registration Statement No. 333-95381 filed on January 26, 2000 and incorporated herein by this reference. *

10.6	Cathay Bank Bonus Deferral Agreement.*

21.1	Subsidiaries of the Bancorp.

23.1	Consent of Independent Registered Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cathay General Bancorp

By:	/s/ DUNSON K. CHENG
Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: March 29, 2005

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

Name	Title	Date

/s/ DUNSON K. CHENG Dunson K. Cheng	President, Chairman of the Board, Director, and Chief Executive Officer (principal executive officer)	March 29, 2005

/s/ HENG W. CHEN Heng W. Chen	Executive Vice President, Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)	March 29, 2005

/s/ PETER WU Peter Wu	Executive Vice Chairman/Chief Operating Officer, and Director	March 29, 2005

/s/ ANTHONY M. TANG Anthony M. Tang	Executive Vice President and Director	March 29, 2005

/s/ KELLY L. CHAN Kelly L. Chan	Director	March 29, 2005

/s/ MICHAEL M.Y. CHANG Michael M.Y. Chang	Director	March 29, 2005

Name	Title	Date

/s/ THOMAS C.T. CHIU Thomas C.T. Chiu	Director	March 29, 2005

/s/ PATRICK S.D. LEE Patrick S.D. Lee	Director	March 29, 2005

/s/ TING LIU Ting Liu	Director	March 29, 2005

/s/ JOSEPH C.H. POON Joseph C.H. Poon	Director	March 29, 2005

/s/ THOMAS G. TARTAGLIA Thomas G. Tartaglia	Director	March 29, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2004 and 2003	F-3

Consolidated Statements of Income and Comprehensive Income for each of the years ended December 31, 2004, 2003, and 2002	F-4

Consolidated Statements of Changes in Stockholders’ Equity for each of the years ended December 31, 2004, 2003, and 2002	F-5

Consolidated Statements of Cash Flow for each of the years ended December 31, 2004, 2003, and 2002	F-6

Notes to Consolidated Financial Statements	F-8

Parent-only condensed financial information of Cathay General Bancorp is included in Note 18 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F-39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and the Board of Directors Cathay General Bancorp:

We have audited the accompanying consolidated balance sheets of Cathay General Bancorp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cathay General Bancorp and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

/s/ KPMG LLP

Los Angeles, California

March 28, 2005

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$86,133	$111,699
Federal funds sold and securities purchased under agreements to resell	—	82,000

Cash and cash equivalents	86,133	193,699
Securities available-for-sale (amortized cost of $1,811,891 in 2004 and $1,692,780 in 2003)	1,817,942	1,707,962
Loans	3,831,988	3,306,421
Less: Allowance for loan losses	(62,880)	(65,808)
Unamortized deferred loan fees	(11,644)	(10,862)

Loans, net	3,757,464	3,229,751
Other real estate owned, net	—	400
Investments in affordable housing, net	45,145	32,977
Premises and equipment, net	33,421	35,624
Customers’ liability on acceptances	14,368	11,731
Accrued interest receivable	21,712	21,553
Goodwill	241,013	241,728
Other intangible assets	47,494	52,730
Other assets	33,313	13,760

Total assets	$6,098,005	$5,541,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$674,791	$633,556
Interest-bearing accounts:
NOW accounts	253,767	279,679
Money market accounts	588,526	657,638
Saving accounts	418,041	425,076
Time deposits under $100	539,811	559,305
Time deposits of $100 or more	2,120,201	1,872,827

Total deposits	4,595,137	4,428,081
Federal funds purchased and securities sold under agreements to repurchase	91,000	82,500
Advances from the Federal Home Loan Bank	545,000	258,313
Other borrowings	17,116	27,622
Minority interest in consolidated subsidiary	8,620	4,412
Junior subordinated notes	53,916	53,856
Acceptances outstanding	14,368	11,731
Other liabilities	56,855	56,104

Total liabilities	5,382,012	4,922,619
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 51,317,716 issued and 50,677,896 outstanding in 2004, and 50,248,002 issued and 49,608,182 outstanding in 2003	513	503
Additional paid-in-capital	396,881	365,272
Unearned compensation	(11,826)	(10,834)
Accumulated other comprehensive income, net	3,627	9,444
Treasury stock, at cost (639,820 shares in 2004 and in 2003)	(8,810)	(8,810)
Retained earnings	335,608	263,721

Total stockholders' equity	715,993	619,296

Total liabilities and stockholders' equity	$6,098,005	$5,541,915

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except share and per share data)
INTEREST INCOME
Interest on loans	$200,109	$124,031	$107,693
Interest on securities available-for-sale — taxable interest income	70,418	30,609	13,868
Interest on securities available-for-sale — nontaxable interest income	3,811	2,075	11
Interest on securities held-to-maturity — taxable interest income	—	7,948	17,149
Interest on securities held-to-maturity — nontaxable interest income	—	1,563	3,528
Interest on federal funds sold and securities purchased under agreement to resell	104	416	813
Interest on deposits with banks	151	53	32
Dividend income	386	572	967

Total interest income	274,979	167,267	144,061
INTEREST EXPENSE
Time deposits of $100 or more	32,280	21,808	23,351
Other deposits	17,555	11,166	13,388
Other borrowed funds	10,327	7,174	3,181

Total interest expense	60,162	40,148	39,920

Net interest income before provision for loan losses	214,817	127,119	104,141
Provision for loan losses	—	7,150	6,000

Net interest income after provision for loan losses	214,817	119,969	98,141

NON-INTEREST INCOME
Securities (losses) gains	(3,979)	9,890	1,926
Letters of credit commissions	4,358	2,395	1,947
Depository service fees	6,829	5,573	5,556
Other operating income	9,057	5,135	6,742

Total non-interest income	16,265	22,993	16,171

NON-INTEREST EXPENSE
Salaries and employee benefits	49,149	30,763	24,611
Occupancy expense	8,093	4,728	3,730
Computer and equipment expense	7,020	3,918	3,225
Professional services expense	6,671	4,040	4,036
FDIC and State assessments	1,032	660	501
Marketing expense	2,474	1,638	1,405
Other real estate owned (income)	292	429	(349)
Operations of investments in affordable housing	2,900	2,663	2,038
Amortization of core deposit premium	5,333	1,180	198
Other operating expense	7,696	5,121	3,922

Total non-interest expense	90,660	55,140	43,317

Income before income tax expense	140,422	87,822	70,995
Income tax expense	53,609	32,250	22,295

Net income	86,813	55,572	48,700

Other comprehensive income (loss), net of tax:
Unrealized holding (losses)/gains arising during the year	(6,821)	9,278	3,290
Unrealized (losses)/gains on cash flow hedge derivatives	(525)	(549)	326
Less: reclassification adjustments included in net income	(1,529)	6,004	1,960

Total other comprehensive (loss)/income, net of tax	(5,817)	2,725	1,656

Total comprehensive income	$80,996	$58,297	$50,356

Net income per common share
Basic	$1.74	$1.44	$1.35
Diluted	$1.72	$1.42	$1.34
Basic average common shares outstanding	49,869,271	38,713,728	35,982,666
Diluted average common shares outstanding	50,480,154	39,035,616	36,230,238

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

for the Years Ended December 31, 2004, 2003, and 2002

(In thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at December 31, 2001	35,915,476	$366	$68,585	$—	$5,063	$179,339	$(7,342)	$246,011

Issuances of common stock — Dividend Reinvestment Plan	109,030	1	1,897	—	—	—	—	1,898
Stock options exercised	30,404	—	294	—	—	—	—	294
Tax benefits from stock plans	—	—	149	—	—	—	—	149
Purchases of treasury stock	(55,000)	—	—	—	—	—	(945)	(945)
Cash dividends of $0.273 per share	—	—	—	—	—	(9,802)	—	(9,802)
Change in other comprehensive income	—	—	—	—	1,656	—	—	— 1,656
Net income	—	—	—	—	—	48,700	—	48,700

Balance at December 31, 2002	35,999,910	367	70,925	—	6,719	218,237	(8,287)	287,961

Issuances of common stock — Dividend Reinvestment Plan	130,690	1	2,673	—	—	—	—	2,674
Stock options exercised	7,096	—	80	—	—	—	—	80
Tax benefits from stock plans	—	—	38	—	—	—	—	38
Unearned compensation for grants of stock options	—	—	11,148	(11,148)	—	—	—	—
Equity consideration for GBC merger	13,499,706	135	280,408	(256)	—	—	—	280,287
Stock-based compensation expense	—	—	—	570	—	—	—	570
Purchases of treasury stock	(29,220)	—	—	—	—	—	(523)	(523)
Cash dividends of $0.280 per share	—	—	—	—	—	(10,088)	—	(10,088)
Change in other comprehensive income	—	—	—	—	2,725	—	—	2,725
Net income	—	—	—	—	—	55,572	—	55,572

Balance at December 31, 2003	49,608,182	503	365,272	(10,834)	9,444	263,721	(8,810)	619,296

Issuances of common stock — Dividend Reinvestment Plan	95,098	1	3,018	—	—	—	—	3,019
Stock options exercised	974,616	9	15,989	—	—	—	—	15,998
Tax benefits from stock plans	—	—	8,578	—	—	—	—	8,578
Unearned compensation for grants of stock options	—	—	4,024	(4,024)	—	—	—	—
Stock-based compensation expense	—	—	—	3,032	—	—	—	3,032
Cash dividends of $0.300 per share	—	—	—	—	—	(14,926)	—	(14,926)
Change in other comprehensive income	—	—	—	—	(5,817)	—	—	(5,817)
Net income	—	—	—	—	—	86,813	—	86,813

Balance at December 31, 2004	50,677,896	$513	$396,881	$(11,826)	$3,627	$335,608	$(8,810)	$715,993

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cash Flows from Operating Activities
Net income	$86,813	$55,572	$48,700
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	7,150	6,000
Provision for losses on other real estate owned	400	253	—
Deferred tax benefit	(1,111)	(5,687)	(1,087)
Depreciation/amortization	3,402	2,165	1,812
Net gains on sale of loans	(801)	(553)	(433)
Proceeds from sale of loans	11,405	10,831	15,347
Net gains on sale of other real estate owned	—	—	(395)
Write-down on venture capital investment	1,191	475	341
Write-down on impaired securities	5,500	—	—
Gain on sales and calls of securities	(2,138)	(10,365)	(2,267)
Other non-cash interest	(1,312)	(1,186)	—
Amortization of security premiums, net	8,085	7,464	773
Amortization of other intangibles assets	5,412	1,215	198
Tax benefits from stock options	8,578	38	149
Stock based compensation expense	3,032	570	—
Increase in deferred loan fees, net	782	766	706
(Increase)/decrease in accrued interest receivable	(159)	3,722	92
(Increase)/decrease in other assets, net	(8,681)	9,843	(4,996)
Increase/(decrease) in other liabilities	9,163	(71,910)	43,461

Net cash provided by operating activities	129,561	10,363	108,401

Cash Flows from Investing Activities

Purchase of investment securities available-for-sale	(83,348)	(267,228)	(232,361)
Proceeds from maturity and call of investment securities available-for-sale	177,767	109,930	221,792
Purchase of mortgage-backed securities available-for-sale	(696,012)	(309,107)	—
Proceeds from sale of investment securities available-for-sale	37,189	369,580	22,036
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	432,934	178,582	4,425
Purchase of investment securities held-to-maturity	—	(3,469)	(36,103)
Proceeds from maturity and call of investment securities held-to-maturity	—	32,591	13,226
Purchase of mortgage-backed securities held-to-maturity	—	(34,645)	(140,958)
Proceeds from repayment and sale of mortgage-backed securities held-to-maturity	—	52,051	66,980
Net increase in loans	(539,099)	(257,979)	(230,073)
Purchase of premises and equipment	(3,732)	(2,333)	(1,981)
Proceeds from sale of other real estate owned	—	—	1,704
Net increase in investment in affordable housing	(8,896)	(981)	(3,951)
Acquisition of GBC, net of cash acquired	(7,318)	(61,598)	—

Net cash used in investing activities	(690,515)	(194,606)	(315,264)

Cash Flows from Financing Activities

Net (decrease) increase in demand deposits, NOW accounts, money market and saving deposits	(60,824)	249,106	117,514
Net increase/(decrease) in time deposits	229,413	(23,372)	74,781
Net increase in federal funds purchased and securities sold under agreement to repurchase	8,500	52,500	6,386
Net increase/(decrease) in advances from Federal Home Loan Bank	1,575,000	197,000	20,000
Repayment of Federal Home Loan Bank borrowings	(1,287,000)	(217,400)	—
Repayment of other borrowing	(20,000)	—	—
Cash dividends	(14,926)	(10,088)	(9,802)
Issuance of preferred stock of subsidiary	4,208	4,412	—
Issuance of Junior Subordinated Notes	—	53,825	—
Proceeds from other borrowings	—	20,000	—
Repayment of subordinated debt	—	(40,049)	—
Proceeds from shares issued to Dividend Reinvestment Plan	3,019	2,674	1,898
Proceeds from exercise of stock options	15,998	80	294
Purchase of treasury stock	—	(523)	(945)

Net cash provided by financing activities	453,388	288,165	210,126

Increase (decrease) in cash and cash equivalents	(107,566)	103,922	3,263
Cash and cash equivalents, beginning of the year	193,699	89,777	86,514

Cash and cash equivalents, end of the year	$86,133	$193,699	$89,777

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$62,945	$38,079	$40,440
Income taxes	$41,618	$53,512	$17,046

Non-cash investing and financing activities:
Transfer from investment securities held-to-maturity to available-for-sale at fair value	$—	$412,122	$10,964
Net change in unrealized holding gain on securities available-for-sale, net of tax	$(5,292)	$3,274	$1,330
Cumulative adjustment upon adoption of SFAS No. 133, net of tax	$—	$—	$—
Net change in unrealized gains on cash flow hedge derivatives, net of tax	$(525)	$(549)	$326
Transfers to other real estate owned	$—	$—	$407
Loans to facilitate the sale of other real estate owned	$—	$—	$—

.Supplemental Disclosure for Acquisition of GBC Bancorp:
Cash and cash equivalents	$—	$92,720	$—
Securities available-for-sale	—	1,115,466	—
Loans, net	—	1,141,711	—
Premises and equipment	—	5,434	—
Goodwill	—	235,176	—
Core deposit intangibles	—	51,456	—
Other assets	—	19,619	—

Total assets acquired	$—	$2,661,582	$—

Deposits	—	1,888,380	—
Advances from Federal Home Loan Bank	—	229,657	—
Subordinated debt	—	40,049	—
Other liabilities	—	60,809	—

Total liabilities assumed	$—	$2,218,895	$—

Unearned compensation	—	256	—

Net assets acquired	$—	$442,943	$—

Cash paid	$7,318	$154,318	$—
Liability for consideration to be paid to former GBC Bancorp shareholders	—	8,082	—
Fair value of common stock and options issued	—	280,543	—

Total consideration paid	$7,318	$442,943	$—

Supplemental disclosure for consolidation of affordable housing partnerships:
Investments in affordable housing	—	7,916	—
Other assets	—	113	—
Other borrowings	—	7,622	—

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Cathay General Bancorp (the “Bancorp”), a Delaware corporation, its wholly-owned subsidiary, Cathay Bank (the “Bank”), a California state-chartered bank, five limited partnerships investing in affordable housing investments, and GBC Venture Capital, Inc. (together, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry.

Organization and Background. The business activities of the Bancorp consist primarily of the operations of the Bank, which owns 100% of the common stock of the following subsidiaries: Cathay Real Estate Investment Trust, Cathay Investment Company, GBC Investment & Consulting Company, Inc., GBC Real Estate Investments, Inc., Cathay Trade Services, Asia Limited, and GB Capital Trust II. In February 2003, the Bank’s wholly owned subsidiary, Cathay Securities Fund, Inc. deregistered as a registered investment company and was liquidated into the Bank.

There are limited operating business activities currently at the Bancorp. The Bank is a commercial bank, servicing primarily the individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located. Its operations include the acceptance of checking, savings, and time deposits, and the making of commercial, real estate and consumer loans. The Bank also offers trade financing, letters of credit, wire transfer, foreign currency spot and forward contracts, Internet banking, investment services, and other customary banking services to its customers.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other securities includes investments in limited partnerships that invest in nonpublic companies commonly referred to as venture capital investment. These partnership interests, which represent interests of less than 10%, are carried under the cost method with other-than-temporary impairment charged against net income.

Loans. Loans are carried at amounts advanced, less principal payments collected and net deferred loan fees. Interest is accrued and earned daily on an actual or 360-day basis. Interest accruals on business loans and non-residential real estate loans are generally discontinued whenever the payment of interest or principal is 90 days or more past due, based on contractual terms. Such loans are placed on non-accrual status, unless the loan is well secured, and there is a high probability of recovery in full, as determined by management. When loans are placed on a non-accrual status, previously accrued but unpaid interest is reversed and charged against current period income, and interest is subsequently recognized only to the extent cash is received. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. A non accrual loan may also be returned to accrual status if all principal and interest contractually due are reasonably assured of repayment within a reasonable period and there has been a sustained period of payment performance. Loan origination fees and commitment fees, offset by certain direct loan origination costs, are deferred and recognized over the contractual life of the loan as a yield adjustment. The amortization utilizes the interest method. If a loan is placed on non-accrual status, the amortization of the loan fees and the accretion of discounts are discontinued until such time when the loan is returned to accruing status.

Allowance for Loan Losses. Management believes the allowance for loan losses is being maintained at a level considered adequate to provide for estimable and probable losses. Additions to the allowance for loan losses are made by charges to operating expense in the form of a provision for loan losses. All loans judged to be un-collectible are charged against the allowance while any recoveries are credited to the allowance for loan losses.

The allowance for loan losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations calculated in accordance with SFAS 5, “Accounting for

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies.” Management monitors changing economic conditions, the loan mix by category, the industry segregation, and geographic distribution of the portfolio and the type of borrowers in determining the adequacy of the allowance for loan losses. Management also closely reviews its past, present and expected overall net loan losses in comparison to the existing level of the allowance. In addition, the Bank’s regulators, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make additions to its allowance for loan losses based on the judgments of the information available to them at the time of their examination. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy, changes in interest rates and the view of the regulatory agencies toward loan classifications.

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

Premises and Equipment. Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets:

Type	Estimated Useful Life
Buildings	15 to 45 years
Building improvements	5 to 20 years
Furniture, fixtures, and equipment	3 to 25 years
Leasehold improvements	Shorter of useful lives or the terms of the leases

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

Investments in Affordable Housing. The Company is a limited partner in limited partnerships that invest in low-income housing projects that qualify for Federal and/or State income tax credits. As further discussed in Note 7, the partnership interests are accounted for utilizing the equity method of accounting. During 2003, the Company adopted Interpretation No. 46, “Consolidation of Variable Interest Entities,” issued by the FASB in January 2003. Five of the limited partnerships in which the Company has an equity interest were determined to

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be variable interest entities for which the Company is the primary beneficiary and consolidated in the Company’s consolidated financial statements. The costs related directly to the development or the improvement of real estate are capitalized. Gains on sales are recognized when certain criteria relating to the buyer’s initial and continuing investment in the property are met.

Goodwill. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Any impairment loss is measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company adopted SFAS No. 142 effective January 1, 2002. Upon adoption, the Company discontinued the amortization of goodwill and reclassified $2.3 million from goodwill to core deposit premium. The Company also reassessed the useful lives and residual value of all intangible assets acquired in purchase business combinations, and tested goodwill for impairment, and found no impairment.

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

At December 31, 2004, the unamortized balance of core deposit premium was $47.1 million, which was net of accumulated amortization of $6.1 million. Aggregate amortization expense for core deposit premium for the year ended on December 31 of 2004, 2003, and 2002 was $5.3 million, $1.2 million and $0.2 million, respectively. As of December 31, 2003, the unamortized balance of the core deposit premium was $52.4 million, which was net of accumulated amortization of $1.8 million. Estimated amortization expense for the each of the next five years is $5.3 million per year.

Stock-Based Compensation. Prior to 2003, the Company used the intrinsic-value method to account for stock-based compensation granted to employees. Accordingly, no expense was recorded in periods prior to 2003, because the stock’s fair market value did not exceed the exercise price at the date of grant. In 2003, the Company adopted prospectively the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123,” and began recognizing the expense associated with stock options granted during 2003 using the fair value method, which resulted in $3.0 million and $0.6 million of stock based compensation expense in 2004 and 2003, respectively, and which is included in salaries and employee benefits. Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date, and is recognized as an expense over the vesting period of the grant. The

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company uses the Black-Scholes option pricing model to estimate the fair value of granted options. This model takes into account the option’s exercise price, the option’s expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock, and a risk-free interest rate. Since compensation cost is measured at the grant date, the only variable whose change would impact expected compensation expense recognized in the future periods for 2003 and 2004 grants is actual forfeitures.

Under SFAS No. 123, the weighted average per share fair value of the options granted during 2004, 2003, and 2002 was $6.85, $5.56, and $3.88, respectively, on the date of grant. Fair value under SFAS No. 123 is determined using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Expected life — number of years	4	4	4
Risk-free interest rate	2.76%	2.67%	2.34%
Volatility	27.27%	28.17%	35.80%
Dividend yield	0.97%	1.19%	3.07%

If the compensation cost for all awards granted under the Company’s stock option plan had been determined using the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the periods presented would have been reduced to the pro forma amounts indicated in the table below.

	2004	2003	2002
	(In thousands, except per share data)
Net income
As reported	$86,813	$55,572	$48,700
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,757	330	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,046)	(638)	(210)

Pro forma net income	$86,524	$55,264	$48,490

Earning per share:
Basic — as reported	$1.74	$1.44	$1.35
Basic — pro forma	1.74	1.43	1.35
Diluted — as reported	1.72	1.42	1.34
Diluted — pro forma	1.71	1.42	1.34

Stock Splits. Earnings per share, dividends per share and average shares outstanding have been restated for all periods presented to reflect the two-for-one stock splits effected in the form of 100% stock dividends that were distributed on May 9, 2002, to stockholders of record on April 19, 2002 and on September 28, 2004, to stockholders of record on September 13, 2004. The par value of additional shares was capitalized by a transfer from retained earnings to common stock.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company accounts for its derivative financial instruments using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended. SFAS No. 133 establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the Company’s statement of financial condition and measurement of those financial derivatives at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge.

On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign-currency fair-value or cash-flow hedge (foreign currency hedge), or a hedge of a net investment in a foreign operation. For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

The Company recognizes all derivatives on the balance sheet at fair value. Fair value is based on dealer quotes or quoted prices from instruments with similar characteristics. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. For hedges designated as fair value hedges, changes in the fair value of derivatives are reflected in current earnings, together with changes in the fair value of the related hedged item, if the fair value hedge is highly effective as a hedge. The Company has received rights to acquire stock in the form of warrants as an adjunct to its high technology lending relationships. The warrants in public companies with a cashless exercise provisions qualify as derivatives under SFAS No. 133. Those warrants that qualify as derivatives are carried at fair value and are included in other assets on the consolidated balance sheets with the change in fair value included in current earnings.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net Income per Common Share. Earnings per share (“EPS”) is computed on a basic and diluted basis. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the Company. Amounts and share and per share data have been adjusted to reflect the two-for-one stock splits, effected in the form of 100 percent stock dividends, effective May 9, 2002, and September 28, 2004.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 150 in the third quarter of 2003. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this Statement will become effective for the Company commencing on July 1, 2005. SFAS No. 123R requires companies adopting SFAS No. 123R to select either the modified prospective or modified retrospective transition method. On January 1, 2003, the Company adopted the provisions for SFAS No. 123 and began recognizing compensation expense ratably in the income statement, based on the estimated fair value of all awards granted to employees after January 1, 2003. SFAS No. 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. Currently, the Company recognizes forfeitures as they occur. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This EITF describes a model involving three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than-temporary, and (3) recognize any impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. In September 2004, the FASB approved the deferral of the effective date for the measurement provisions of EITF No. 03-1 until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance.

2. Business Combinations

On October 20, 2003, the Company acquired all of the outstanding shares of GBC Bancorp, a California banking corporation (GBC), and holding company of General Bank, a California banking corporation, in exchange for cash and the Company’s common stock. Effective immediately upon acquisition, GBC was merged with and into the Company, with the Company as the sole surviving entity, and General Bank was merged with and into Cathay Bank, with Cathay Bank as the sole surviving entity.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The results of GBC’s operations have been included in the consolidated financial statements since October 20, 2003. The aggregate purchase price was $442.9 million, including cash of $162.4 million, 13.5 million shares of the Company’s common stock valued at $275.0 million, and $5.5 million for the value of GBC Bancorp stock options assumed. The valuation of common stock was based upon the average of the per share closing prices on the Nasdaq of the Company’s common stock from two days prior to the announcement of the signing of the merger agreement to two days thereafter.

The cash portion of the purchase price was funded in part by the issuance of $40.0 million in junior subordinated notes by Cathay General Bancorp and by short term borrowings by the Bank. The fair value of the options assumed was $3.89 on the date of merger closed. The fair value was determined by using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years, risk-free interest rate of 1.47%, volatility of 26.60%, and dividend yield of 1.53%.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be expensed over a fixed period of time, but will be tested for impairment on an annual basis. None of the goodwill is expected to be deductible for income tax purposes. Identifiable intangible assets, primarily core deposit intangibles of $51.5 million, are amortized over their estimated period of benefit determined to be ten years. Amortization expense for the core deposit intangible was $5.1 million for 2004 and $1.0 million for the period from the acquisition date through December 31, 2003. Accumulated amortization at December 31, 2004, was $6.1 million.

Fair value adjustment amounts to carrying value, the amortization method and estimated lives are disclosed in the following table:

Balance Sheet Classification	Description	Amount (In thousands)	Amortization Method	Estimated Life
Securities available-for-sale	Record securities at market	$2,435	Level Yield	2.5 years
Loans	Premium fixed rate loans	4,549	Level Yield	2.0 years
Other intangible assets	Premium on core deposits	51,456	Straight Line	9.6 years
Time deposits	Premium fixed rate time deposits	2,241	Level Yield	1.8 years
Advances from FHLB	Premium on FHLB borrowing	2,257	Level Yield	1.0 year

The net effect on income before taxes of the amortization of the above described amounts was $5.7 million expense and $0.6 million income for 2004 and 2003, respectively.

At the date of GBC acquisition, the Company’s management determined the estimated fair values of assets acquired and liabilities assumed. Professional and legal fees of $1.9 million related to the GBC acquisition were capitalized as part of the purchase price. In addition, the Company recorded as part of the purchase price estimated lease termination costs of $1.3 million and severance and contract termination costs of $0.8 million. At December 31, 2004, approximately $0.6 million of these costs remain unpaid. During 2004, goodwill was decreased due to a decrease of $1.1 million of income taxes payable upon finalization of GBC Bancorp’s tax return for 2003, by $0.3 million to reflect the actual amount of severance and contract termination costs and increased by $0.4 million as a result of an adjustment to the premium assigned to fixed rate loans to reflect estimated prepayments and by $0.3 million to reflect the actual branches closed. The net impact of these adjustments was a reduction in goodwill of $0.7 million.

Unaudited pro forma consolidated results of operations for the years ended December 31, 2003 and 2002 as though GBC Bancorp had been acquired as of January 1, 2002 are as follows (dollars in thousands):

	2003	2002
Net interest income	$183,916	$194,160
Net income	62,241	37,489
Basic net income per share	1.26	0.76
Diluted net income per share	1.25	0.76

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is required to maintain reserves with the Federal Reserve. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were $1.8 million for 2004 and $7.9 million for 2003.

Securities purchased under agreements to resell are collateralized by U.S. government agency and mortgage-backed securities at December 31, 2004, and 2003. These agreements generally mature in one business day. The counter-parties to these agreements are nationally recognized investment banking firms that meet credit requirements of the Company and with whom a master repurchase agreement has been duly executed. The following table sets forth information with respect to securities purchased under resale agreements.

	2004	2003
	(In thousands)
Balance, December 31	$—	$67,000
Annualized weighted-average interest rate, December 31	—	0.92%
Average amount outstanding during the year (1)	$2,992	$30,230
Weighted-average interest rate for the year	1.00%	1.14%
Maximum amount outstanding at any month end	$—	$67,000

(1)	Average balance was computed using daily averages.

For those securities obtained under the resale agreements, the collateral is either held by a third party custodian or by the counter-party and is segregated under written agreements that recognize the Company’s interest in the securities. Interest income associated with securities purchased under resale agreements totaled $30,000 for 2004, $0.3 million for 2003, and $0.7 million for 2002.

The following table sets forth information with respect to federal funds sold:

	2004	2003
	(In thousands)
Balance, December 31	$—	$15,000
Annualized weighted-average interest rate, December 31	—	0.51%
Average amount outstanding during the year (1)	$9,432	$9,322
Weighted-average interest rate for the year	0.78%	0.75%
Maximum amount outstanding at any month end	$27,000	$30,000

(1)	Average balance were computed using daily averages.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Securities

Securities Available-for-Sale. The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available-for-sale as of December 31, 2004, and December 31, 2003:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
2004
U.S. government sponsored entities	$224,896	$1,197	$1,594	$224,499
State and municipal securities	85,629	3,108	111	88,626
Mortgage-backed securities	1,012,220	7,475	3,641	1,016,054
Commercial mortgage-backed securities	47,018	85	543	46,560
Collateralized mortgage obligations	373,547	1,515	1,493	373,569
Asset-backed securities	4,821	3	19	4,805
Corporate bonds	9,149	103	34	9,218
Preferred stock of government sponsored entities	19,500	—	—	19,500
Equity securities	9,073	—	—	9,073
Other securities	26,038	—	—	26,038

Total	$1,811,891	$13,486	$7,435	$1,817,942

2003
U.S. government sponsored entities	$325,886	$5,294	$1,237	$329,943
State and municipal securities	75,770	3,621	59	79,332
Mortgage-backed securities	823,227	9,814	2,372	830,669
Commercial mortgage-backed securities	68,309	647	25	68,931
Collateralized mortgage obligations	264,762	2,236	120	266,878
Asset-backed securities	25,995	336	22	26,309
Corporate bonds	39,170	1,255	43	40,382
Preferred stock of government sponsored entities	25,000	—	4,262	20,738
Equity securities	7,955	—	—	7,955
Other securities	36,706	119	—	36,825

Total	$1,692,780	$23,322	$8,140	$1,707,962

The amortized cost and fair value of securities available-for-sale, except for mortgage-backed securities, collateralized mortgage obligations, and equity securities, at December 31, 2004, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$1,915	$1,959
Due after one year through five years	169,183	169,724
Due after five years through ten years	182,304	184,272
Due after ten years (1)	1,458,489	1,461,987

Total	$1,811,891	$1,817,942

(1)	Equity securities are reported in this category.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeds from sales, calls, and repayments of securities available-for-sale were $647.9 million during 2004, $658.1 million during 2003, and $248.3 million during 2002. Gains and losses realized on securities available-for-sale were $2.1 million and $6.1 million, respectively, in 2004 compared with $10.8 million in gains and $0.9 million in losses realized in 2003 and $2.3 million in gains and $0.3 million in losses realized in 2002.

The Company periodically evaluates its investments for other-than-temporary impairment. The Company has investments in perpetual floating rate preferred securities issued by Freddie Mac and Fannie Mae with an aggregate par value of $25 million as of December 31, 2004 and 2003. During the fourth quarter of 2004, based on an evaluation of the length of time and extent to which the market value of the Bank’s portfolio of preferred stock has been less than market and the financial condition and near-term prospects of the issuers, the Bank recorded an other-than-temporary impairment charge of $5.5 million to write down the value of these securities to their market value.

The table below shows the fair value and unrealized losses as of December 31, 2004, of the temporarily impaired securities in the Company’s available-for-sale securities portfolio. The Company has the ability and intent to hold these debt securities for a period of time sufficient for a recovery of cost. Unrealized losses for securities with unrealized losses for less than twelve months and twelve months or more represent 0.9% and 2.5%, respectively, of the historical cost of these securities and generally resulted from increases in interest rates from the date that these securities were purchased. All of these securities are investment grade. At December 31, 2004, management believes the impairments detailed in the table below are temporary and accordingly no impairment losses for these securities have been recognized in the Company’s consolidated income statements. The impairment losses described above are not included in the table below as the impairment was recorded.

Temporarily Impaired Securities at December 31, 2004

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government sponsored entities	$177,341	$1,351	$9,207	$243	$186,548	$1,594
State and municipal securities	3,766	75	1,103	36	4,869	111
Mortgage-backed securities	339,986	2,805	31,918	836	371,904	3,641
Commercial mortgage-backed securities	20,640	458	2,886	85	23,526	543
Collateralized mortgage obligations	169,037	1,452	2,869	41	171,906	1,493
Asset-backed securities	902	7	1,759	12	2,661	19
Corporate bonds	6,036	34	—	—	6,036	34

Total	$717,708	$6,182	$49,742	$1,253	$767,450	$7,435

Proceeds from repayment, maturities and calls of securities held-to-maturity were $84.6 million and $80.2 million for the year 2003 and 2002, respectively. During the second quarter of 2003, the Company sold $20.9 million of its holdings in US dollar-denominated corporate bonds issued by certain Hong Kong entities. Management had intended to hold these bonds to maturity at the time of purchase, and therefore, designated these securities as held-to-maturity. However, as the Severe Respiratory Syndrome (SARS) situation persisted in Hong Kong, management came to believe that there was a risk that the credit rating of these bonds might potentially be adversely impacted. As a result of the sales of these held-to-maturity securities, the remaining securities in the portfolio were tainted and were transferred to the available-for-sale portfolio as of May 31, 2003. At the time of transfer, the securities held-to-maturity portfolio was primarily comprised of US government

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agencies, state and municipal securities, mortgage-backed securities, collateralized mortgage obligations, asset-back securities, and corporate bonds. The carrying value and the estimated fair value of the securities in the held-to-maturity portfolio were $411.4 million and $412.1 million, respectively, at the time of transfer to the securities available-for-sale portfolio.

Securities having a carrying value of $1.09 billion at December 31, 2004, and $0.65 billion at December 31, 2003, were pledged to secure public deposits, treasury tax and loan, Federal Home Loan Bank advances and securities sold under agreements to repurchase.

Federal Home Loan Bank (“FHLB”) stock is carried at cost, is pledged as collateral to the FHLB and is included in securities available-for-sale in the consolidated balance sheets. The carrying amount of the FHLB stock at December 31, 2004, was $26.0 million compared to $26.7 million at December 31, 2003.

As of December 31, 2004, 256,150 FHLB shares were the minimum stock requirement, based on outstanding borrowings of $545 million. As of December 31, 2004, the Company owned 260,380 FHLB shares.

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

The components of loans in the consolidated balance sheets as of December 31, 2004, and December 31, 2003, were as follows:

	2004	2003
	(In thousands)
Type of Loans:
Commercial loans	$955,377	$956,382
Residential mortgage loans	235,904	186,384
Commercial mortgage loans	2,119,349	1,715,434
Equity lines	95,823	76,570
Real estate construction loans	412,611	359,339
Installment loans	10,481	11,452
Other loans	2,443	860

Gross loans	3,831,988	3,306,421

Less:
Allowance for loan losses	(62,880)	(65,808)
Unamortized deferred loan fees	(11,644)	(10,862)

Net loans	$3,757,464	$3,229,751

There were no loans held for sale as of December 31, 2004, and December 31, 2003. At December 31, 2004, none of the Company’s loans were pledged. The Company pledged approximately $97.6 million of its residential mortgage loans as of December 31, 2003 to secure a line of credit with the FHLB.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans serviced for others as of December 31, 2004 totaled $80.0 million and were comprised of $45.5 million of commercial loans, $28.5 million of commercial real estate loans, $3.7 million in construction loans and $2.3 million of residential mortgages.

The allowance for loan losses is a significant estimate that can and does change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. An analysis of the activity in the allowance for loan losses for the years ended on December 31 of 2004, 2003, and 2002 is as follows:

	2004	2003	2002
	(In thousands)
Balance at beginning of year	$65,808	$24,543	$23,973
Provision for loan losses	—	7,150	6,000
Loans charged-off	(9,728)	(856)	(5,976)
Recoveries of charged-off loans	6,800	923	546
Allowance from General Bank at merger date	—	34,048	—

Balance at end of year	$62,880	$65,808	$24,543

The Company had identified impaired loans with a recorded investment to be approximately $19.2 million as of December 31, 2004 and $40.8 million of December 31, 2003. The average balances of impaired loans were $24.3 million for 2004, $25.8 million for 2003, and $24.8 million for 2002. Interest collected on impaired loans totaled $0.5 million in 2004, $2.7 million in 2003, and $1.2 million in 2002. The Bank recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans. The following table is a breakdown of impaired loans and the related specific allowance:

	Recorded Investment	Allowance	Allocated Net Balance
	(In thousands)
2004
Commercial	$14,114	$142	$13,972
Real estate (1).	5,066	12	5,054
Other	31	7	24

Total	$19,211	$161	$19,050

2003
Commercial	$29,778	$6,149	$23,629
Real estate (1)	11,060	1,397	9,663

Total	$40,838	$7,546	$33,292

(1)	Real Estate includes commercial mortgage loans, construction loans, and residential mortgage loans and equity lines.

The Company has entered into transactions with its directors, executive officers, or principal holders of its equity securities, or the associates of such persons (“Related Parties”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers. In management’s opinion,

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of December 31, 2004. An analysis of the activity with respect to loans to Related Parties is as follows:

(In thousands)
Balance at December 31, 2002	$32,177
Additional loans made	191,365
Payments received	(183,521)

Balance at December 31, 2003	40,021
Additional loans made	108,714
Payments received	(132,688)

Balance at December 31, 2004	$16,047

Accruing loans past due 90 days or more were $3.3 million, $5.9 million and $2.5 million at December 31, 2004, 2003, and 2002, respectively.

The following is a summary of non-accrual loans and troubled debt restructurings as of December 31, 2004, 2003, and 2002 and the related net interest foregone for the years then ended:

	2004	2003	2002
	(In thousands)
Non-accrual Loans	$19,211	$32,959	$4,124

Contractual interest due	1,692	1,019	321
Interest recognized	546	624	34

Net interest foregone	$1,146	$395	$287

Troubled Debt Restructurings	1,006	5,808	5,266

Contractual interest due	101	315	338
Interest recognized	93	262	258

Net interest foregone	$8	$53	$80

As of December 31, 2004, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

As of December 31, 2004, the Company has one aircraft leveraged lease with a book value of $6.6 million. In December 1996, General Bank purchased a leveraged lease on a Boeing 737, which was leased to Continental Airlines until the year 2012. As of December 31, 2004, the aircraft was subject to $11.0 million of third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the aircraft. The residual value at the end of the lease term is estimated to be $4.3 million based on an independent updated appraisal.

For Federal income tax purposes, the Company has the benefit of tax deductions for depreciation on the entire leased asset and for interest paid on the long-term debt. Deferred taxes are provided to reflect the temporary differences associated with the leveraged leases.

The Company’s investment in the leveraged lease at December 31, 2004, was comprised of rentals receivable, net of the principal and interest on the non-recourse debt of $5.2 million, estimated residual value of

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$4.3 million, and deferred income of $2.9 million. Total deferred taxes were $7.7 million at December 31, 2004. Income recorded on the Continental Airlines leveraged lease, which is performing in accordance with its contractual terms, was $4,000 for 2004 and none during 2003. Through December 31, 2004, Continental Airlines had made all scheduled lease payments.

6. Other Real Estate Owned

There was no recorded balance for other real estate owned at December 31, 2004. At December 31, 2003, the balance of other real estate owned was $0.4 million, which was net of a valuation allowance of $0.4 million. The following table presents the components of other real estate owned expense (income) for the year ended:

	2004	2003	2002
	(In thousands)
Operating expense (income)	$(108)	$176	$46
Provision for losses	400	253	—
Net gain on disposal	—	—	(395)

Total other real estate owned expense (income)	$292	$429	$(349)

An analysis of the activity in the valuation allowance for other real estate losses for the years ended on December 31 of 2004, 2003, and 2002 is as follows:

	2004	2003	2002
	(In thousands)
Balance, beginning of year	$384	$131	$131
Provision for losses	400	253	—
OREO writedown	(784)	—	—

Balance, end of year	$—	$384	$131

7. Investments in Affordable Housing

The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. The Company’s investments in these partnerships were $45.1 million at December 31, 2004 and $33.0 million at December 31, 2003. During 2003, the Company adopted Interpretation No. 46, “Consolidation of Variable Interest Entities,” issued by the FASB in January 2003. At December 31, 2004 and 2003, five and four, respectively, of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these five limited partnerships in the Company’s consolidated financial statements increased total assets and liabilities by $16.5 million. Included in other borrowings is $17.1 million and $7.6 million related to affordable housing limited partnerships at December 31, 2004 and 2003, respectively; recourse is limited to the assets of the limited partnerships.

Each of the partnerships must meet regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The Company’s usage of tax credits approximated $4.0 million in 2004, $3.4 million in 2003, and $3.4 million in 2002. Operations of investments in affordable housing resulted in pretax losses of $2.9 million, $2.7 million and $2.0 million for the years ended December 31,

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004, 2003 and 2002, respectively. Losses in excess of the Bank’s investment in three limited partnerships have not been recorded in the Company’s consolidated financial statements because the Company had fully satisfied all capital commitments required under the respective limited partnership agreements.

8. Premises and Equipment

Premises and equipment consisted of the following at December 31, 2004 and December 31, 2003:

	2004	2003
	(In thousands)
Land and land improvements	$13,199	$13,199
Building and building improvements	18,818	18,445
Furniture, fixtures and equipment	19,432	18,720
Other	3,840	4,121
Construction in process	1,285	1,860

	56,574	56,345
Less: Accumulated depreciation/amortization	23,153	20,721

Premises and equipment, net	$33,421	$35,624

The amount of depreciation/amortization included in operating expense was $3.4 million in 2004, $2.2 million in 2003, and $1.8 million in 2002.

9. Borrowings

Federal Funds Purchased. Federal funds purchased were $76.0 million at December 31, 2004. There were no Federal funds purchased at December 31, 2003. The table below provides comparative data for Federal funds purchased:

	December 31,
	2004	2003	2002
	(In thousands)
Average amount outstanding during the year (1)	$18,391	$12,730	$82
Maximum amount outstanding at month-end (2)	76,000	72,000	10,000
Balance, December 31	76,000	—	—
Rate at year-end	2.25%	—	—
Weighted-average interest rate for the year	1.70%	1.04%	1.33%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were December 2004, July 2003, and November 2002.

Securities Sold under Agreements to Repurchase. The underlying collateral pledged for the repurchase agreements consists of U.S. government agency security with a fair value of $16.1 million as of December 31, 2004. The collateral is held by a custodian and maintained under the Company’s control.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, all $15.0 million of the securities sold under agreement to repurchase mature in 2005. The table below provides comparative data for securities sold under agreements to repurchase:

	December 31,
	2004	2003	2002
	(In thousands)
Average amount outstanding during the year (1)	$35,384	$103,179	$30,784
Maximum amount outstanding at month-end (2)	54,000	120,500	48,150
Balance, December 31	15,000	82,500	28,500
Rate at year-end	2.15%	2.71%	3.29%
Weighted-average interest rate for the year	2.41%	2.98%	3.08%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were May 2004, October 2003, and January 2002.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank of San Francisco (“FHLB”) amounted to $545.0 million at December 31, 2004, and $258.3 million at December 31, 2003. At December 31, 2004, the total unused borrowing capacity under the Bank’s line of credit with the FHLB was $196.7 million. The Bank’s line of credit with the FHLB is non-cancellable as long as the Bank is a member of the FHLB and has pledged adequate collateral and is available without payment of a commitment fee. The Bank’s interest expense under its borrowings from the FHLB totaled $6.7 million, $3.0 million and $2.2 million for 2004, 2003 and 2002, respectively. The following relates to the outstanding advances at December 31, 2004:

	2004
Maturity	Amount	Weighted Average Interest Rate
	(In thousands)
Within 90 days	$200,000	2.62%
91 days – 65 days	345,000	2.54

	$545,000	2.57%

As of December 31, 2004, the Company had approved credit lines with other financial institutions in the amount of $700.5 million, with an available amount of $609.5 million. Credit lines can be drawn upon, based on the availability of the financial institution and for some of the credit lines, based on the Company’s ability to deliver collateral. There are no commitment fees for these credit lines.

Term Loan. On October 3, 2003, the Bancorp entered into a $30.0 million credit agreement with another financial institution. On October 30, 2003, the Bancorp borrowed $20.0 million under the credit agreement at a rate of 1.96% (LIBOR plus 80 basis points) and used the proceeds along with cash on hand to pay off, on November 10, 2003, the $40 million of 8 3/8% subordinated notes issued by GBC Bancorp on July 30, 1997 that were assumed in the merger with GBC Bancorp. On January 28, 2004, the Bancorp repaid the $20 million borrowed under the term loan, which then expired.

10. Junior Subordinated Notes

The Bancorp established three special purpose trusts in 2003 for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the sole purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in Junior Subordinated Notes issued by the Bancorp. Subject to some limitations,

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Capital Securities are guaranteed by the Bancorp to the extent the trusts have funds on hand at such time. The obligations of the Bancorp under the guarantees and the Junior Subordinated Debentures are subordinate and junior in right of payment to all indebtedness of the Bancorp and will be structurally subordinated to all liabilities and obligations of the Bancorp’s subsidiaries. The Bancorp has the right to defer payments of interest on the Junior Subordinated Notes at any time or from time to time for a period of up to twenty consecutive quarterly periods with respect to each deferral period. Under the terms of the Junior Subordinated Notes, the Bancorp may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock if the Bancorp has deferred interest on the Junior Subordinated Notes.

The three special purpose trusts are considered VIE’s under FIN 46. Prior to FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. Under FIN 46, a VIE should be consolidated by its primary beneficiary. The Bancorp implemented FIN 46 during the third quarter of 2003. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company.

The Capital Securities are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes. On March 1, 2005, the Federal Reserve adopted a final rule that retains trust preferred securities in the Tier I capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier I capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier II capital, subject to restrictions. In the last five years before maturity, the outstanding amount must be excluded from Tier I capital and included in Tier II capital. Bank holding companies with significant international operations would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier 1 capital elements, net of goodwill. We are currently evaluating this new regulation, but do not expect this rule to have a materially adverse effect on our capital positions.

The proceeds from the June and September issues of Capital Securities were used to fund a portion of the purchase price of the GBC merger. Interest expense on the Junior Subordinated Notes was $2.5 million and $1.0 million for the years ended December 31, 2004 and 2003.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the outstanding Junior Subordinated Debentures issued by the Company to each trust as of December 31, 2004 (dollars in thousands):

Trust Name	Issuance Date	Principal Balance of Debentures	Not Redeemable Until	Stated Maturity	Annualized Coupon Rate	Current Interest Rate	Date of Rate Change	Payable/ Distribution Date
Cathay Capital Trust I	June 26,	$20,619	June 30,	June 30,	3-month	5.70%	December 24,	March 30
	2003		2008	2033	LIBOR		2004	June 30
					+ 3.15%			September 30
								December 30
Cathay Statutory Trust I	September 17,	20,619	September 17,	September 17,	3-month	5.50%	December 15,	March 17
	2003		2008	2033	LIBOR		2004	June 17
					+ 3.00%			September 17
								December 17
Cathay Capital Trust II	December 30,	12,887	March 30,	March 30,	3-month	5.45%	December 24,	March 30
	2003		2009	2034	LIBOR		2004	June 30
					+ 2.90%			September 30
								December 30

At December 31, 2004 and December 31, 2003, the unamortized discount for the principal balance of debentures owned by Cathay Capital Trust I was $0.2 million and $0.3 million, respectively.

11. Income Taxes

For the years ended December 31, 2004, 2003, and 2002, the current and deferred amounts of the income tax expense are summarized as follows:

	2004	2003	2002
	(In thousands)
Current:
Federal	$39,053	$28,329	$21,561
State	15,667	9,608	1,821

	54,720	37,937	23,382

Deferred:
Federal	(342)	(5,041)	(1,196)
State	(769)	(646)	109

	(1,111)	(5,687)	(1,087)

Total income tax expense	$53,609	$32,250	$22,295

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Net deferred tax liabilities at December 31, 2004 and December 31, 2003 are included in other liabilities in the accompanying consolidated balance sheets and are as follows:

	2004	2003
	(In thousands)
Deferred Tax Assets
Loan loss allowance, due to differences in computation of bad debts	$26,012	$27,242
Writedown on equity securities	2,449	—
Stock option compensation expense	1,514	239
State tax benefit	—	4,258
Net operating losses	728	1,536
Other, net	3,902	3,026

Gross deferred tax assets	34,605	36,301

Deferred Tax Liabilities
Core deposit intangibles	(18,774)	(20,938)
Leveraged leases	(7,748)	(12,995)
Investment in partnerships	(9,091)	(6,675)
Investment in affordable housing partnerships	(2,763)	(1,933)
Unrealized gain on securities available-for-sale, net	(2,544)	(6,383)
Dividends on Federal Home Loan Bank common stock	(1,782)	(1,355)
Other, net	(4,592)	(3,577)

Gross deferred tax liabilities	(47,294)	(53,856)

Net deferred tax liabilities	$(12,689)	$(17,555)

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

As of December 31, 2004, the Company had income tax receivables of approximately $15.7 million, of which $12.3 million relates to California income taxes related to 2000, 2001, and 2002 and is further discussed below. As of December 31, 2003, the Company had income tax receivables of approximately $4.0 million. These income tax receivables are included in other assets in the accompanying consolidated balance sheets. Other liabilities as of December 31, 2004 and December 31, 2003 included a current income tax payable of $24.3 million and $16.5 million, respectively.

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). As part of the notification indicating the listed transactions, the FTB also

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indicated its position that it intends to disallow tax benefits associated with these transactions. While the Company continues to believe that the tax benefits recorded in three prior years with respect to its regulated investment company were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative—Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. As of December 31, 2004, the Company reflected a $12.3 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $8.0 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $8.0 million net state tax receivable after giving effect to Federal tax benefits.

Income tax expense results in effective tax rates that differ from the statutory Federal income tax rate for the years indicated as follows:

	2004		2003		2002
	(In thousands)
Tax provision at Federal statutory rate	$49,148	35.0%	$30,738	35.0%	$24,848	35.0%
State income taxes, net of Federal income tax benefit	9,684	6.9	5,866	6.7	1,255	1.8
Interest on obligations of state and political subdivisions, which are exempt from Federal taxation	(1,334)	(0.9)	(1,271)	(1.5)	(141)	(0.2)
Low income housing tax credit	(3,799)	(2.7)	(3,164)	(3.6)	(2,732)	(3.9)
Other, net	(90)	(0.1)	81	0.1	(935)	(1.3)

Total income tax expense	$53,609	38.2%	$32,250	36.7%	$22,295	31.4%

12. Stockholders’ Equity and Earnings per Share

As a bank holding company, the Bancorp’s ability to pay dividends will depend upon the dividends it receives from the Bank and on the income it may generate from any other activities in which it may engage, either directly or through other subsidiaries.

Under California State banking law, the Bank may not, without regulatory approval, pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. The amount of retained earnings available for cash dividends to the Bancorp immediately after December 31, 2004, is restricted to approximately $43.6 million under this regulation. In January 2005, the Bancorp declared and paid cash dividends of $4.6 million.

During 2003, the Bank formed Cathay Real Estate Investment Trust (“Trust”) to provide the Bank flexibility in raising capital. During 2003, the Bank contributed $1.13 billion in loans and securities to the Trust in exchange for 100% of the common stock of the Trust. In 2003, the Trust sold $4.4 million of its 7.0% Series A Non-Cumulative preferred stock to accredited investors. It sold an additional $4.2 million of this preferred stock in 2004. This preferred stock qualifies as Tier 1 capital under current regulatory guidelines. Dividends of $575,000

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $10,000 were paid to accredited investors in 2004 and 2003, respectively. As of December 31, 2004, and December 31, 2003, the net income and assets of the Trust are eliminated in consolidation.

The Board of Directors of the Bancorp is authorized to issue preferred stock in one or more series and to fix the voting powers, designations, preferences or other rights of the shares of each such class or series and the qualifications, limitations, and restrictions thereon. Any preferred stock issued by the Bancorp may rank prior to the Bancorp common stock as to dividend rights, liquidation preferences, or both, may have full or limited voting rights, and may be convertible into shares of the Bancorp common stock. No preferred stock has been issued as of December 31, 2004.

On November 16, 2000, the Bancorp’s Board of Directors adopted a Rights Agreement between the Bancorp and American Stock Transfer and Trust Company, as Rights Agent, and declared a dividend of one preferred share purchase right for each outstanding share of the Bancorp common stock. The dividend was payable on January 19, 2001, to stockholders of record at the close of business on the record date, December 20, 2000. Each preferred share purchase right entitles the registered holder to purchase from the Bancorp one one-thousandth of a share of the Bancorp’s series A junior participating preferred stock at a price of $200, subject to adjustment. In general, the rights become exercisable if, after December 20, 2000, a person or group acquires 15% or more of the Bancorp’s common stock or announces a tender offer for 15% or more of the common stock. The Board of Directors is entitled to redeem the rights at one cent per right at any time before any such person acquires 15% or more of the outstanding common stock. The rights will expire in ten years. The complete terms and conditions of the rights are contained in the Rights Agreement, between the Bancorp and the Rights Agent, which was filed as an exhibit to the Bancorp’s Form 8-A on December 20, 2000. The Rights Agreement is a successor to the Bancorp’s prior rights agreement, which expired at the close of business on December 20, 2000.

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except shares and per share data)
Net Income	$86,813			$55,572			$48,700

Basic EPS income	$86,813	49,869,271	$1.74	$55,572	38,713,728	$1.44	$48,700	35,982,666	$1.35
Effect of dilutive stock options	—	610,883		—	321,888		—	247,572

Diluted EPS income	$86,813	50,480,154	$1.72	$55,572	39,035,616	$1.42	$48,700	36,230,238	$1.34

(1)	Shares and per share data have been adjusted to reflect the two-for-one stock splits in the form of 100 percent stock dividends, effective May 9, 2002 and September 28, 2004.

Options to purchase an additional 64,000 shares at December 31, 2004, and to purchase an additional 2.0 million shares at December 31, 2003, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. In 2002, all outstanding options had a dilutive effect and were included in the computation of diluted earnings per share.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Commitments and Contingencies

Litigation. The Company is involved in various litigation concerning transactions entered into during the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of such litigation will have a material effect upon its consolidated financial condition, results of operations or liquidity taken as a whole.

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

Financial instruments whose contract amounts represent the amount of credit risk include the following:

	2004	2003
	(In thousands)
Commitments to extend credit	$1,570,425	$1,039,345
Investment commitments	39,801	23,316
Standby letters of credit	47,901	57,433
Commercial letters of credit	74,628	81,175
Bill of lading guarantees	217	818

Total	$1,732,972	$1,202,087

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

As of December 31, 2004, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

As of December 31, 2004, undisbursed loan commitments of $1.6 billion include commitments to fund fixed rate loans and adjustable rate loans of $0.2 billion and $1.4 billion, respectively.

Commercial letters of credit and bill of lading guarantees are issued to facilitate domestic and foreign trade transactions while standby letters of credit are issued to make payments on behalf of customers when certain

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

specified future events occur. The credit risk involved in issuing letters of credit and bill of lading guarantees is essentially the same as that involved in making loans to customers.

Leases. The Company is obligated under a number of operating leases for premises and equipment with terms ranging from one to 54 years, many of which provide for periodic adjustment of rentals based on changes in various economic indicators. Rental expense was $5.4 million for 2004, $2.6 million for 2003, and $2.5 million for 2002. The following table shows future minimum payments under operating leases with terms in excess of one year as of December 31, 2004.

Year Ending December 31,	Commitments
	(In thousands)
2005	$5,814	(1)
2006	4,944
2007	4,066
2008	3,671
2009	1,940
Thereafter	10,240

Total minimum lease payments	$30,675

(1)	Includes the annual lease payment of approximately $107,000 to be made to T.C. Realty, Inc., a corporation owned by Mr. Patrick Lee’s spouse, as agent for 929 College LLC, a limited liability company jointly owned by Mr. Lee and his spouse. Mr. Lee is a director of the Bancorp and the Bank. The lease is due to expire in 2007.

Rental income was $0.6 million for 2004, $0.5 million for 2003, and $0.5 million for 2002. The following table shows future rental payments to be received under operating leases with terms in excess of one year as of December 31, 2004:

Year Ending December 31,	Commitments
(In thousands)
2005	$494
2006	433
2007	315
2008	297
2009	190
Thereafter	—

Total minimum lease payments to be received	$1,729

14. Derivative Financial Instruments

The following table presents the notional amount and fair value of interest rate risk management instruments, as of December 31, 2004:

	December 31, 2004		December 31, 2003
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Receive fixed/pay variable swaps, unrealized gains	$20,000	$207	$20,000	$1,355
Receive fixed/pay variable swaps with call options, unrealized losses	$111,132	$(170)	$—	$—

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses interest rate swaps to mitigate risks associated with changes 1) to the fair value of certain fixed rate certificates of deposit that are callable either after one year or after two years and 2) to certain cash flows related to future interest payments on variable rate loans. As of December 31, 2004, the Company had $131.1 million notional amount of interest rate swaps, of which $111.1 million were fair value hedges and $20.0 million were cash flow hedges.

The Company entered into the $111.1 million of fair value hedges which will terminate in 2007 or in 2009 and which can be terminated at the election of the counterparty after one year for the swaps terminating in 2007 or after two years for the swaps terminating in 2009. These swaps were entered into to mitigate risks associated with changes to the fair value of a like amount of fixed rate certificates of deposit which have similar call features as contained in the swaps. All of these swaps were initially designated as fair value hedges and the Bank expected a highly effective correlation between changes in the fair value of the interest rate swap and changes in the fair value of the hedged callable certificates of deposit. However, at December 31, 2004, highly effective correlation was maintained for only one group of callable certificates of deposit with a principal amount of $13.9 million. As of December 31, 2004, the negative mark-to-market on the fair value hedges resulted in the recognition of the derivative financial instruments in other liabilities and a decrease in hedged deposits of $0.1 million. For the ineffective hedges, the unrealized loss at December 31, 2004 of $0.1 million was recorded in income for 2004.

Amounts to be paid or received on the cash flow hedge interest rate swap will be reclassified into earnings upon receipt of interest payments on the underlying loans, including amounts of $1.1 million that were reclassified into net interest income during 2004. Comprehensive income expected to be reclassified into net interest income within the next twelve months is $0.2 million. As of December 31, 2004, the positive mark-to-market on the cash flow hedge of variable rate loans resulted in recognition of the derivative financial instruments in other assets and comprehensive income of $0.2 million, before taxes of $0.1 million.

The periodic net settlement of interest rate management instruments is recorded as an adjustment to net interest income. These interest rate risk management instruments increased net interest income by $1.8 million in 2004, $1.2 million in 2003, and $1.1 million in 2002.

15. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents. For cash and cash equivalents, the carrying amount was assumed to be a reasonable estimate of fair value.

Securities Available for Sale. For securities available-for-sale, fair values were based on quoted market prices at the reporting date. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Financial Instruments. The fair values of interest rate swaps and options to enter into swaps (swaptions) were based on quoted market prices at the reporting date. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

	As of December 31, 2004		As of December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$86,133	$86,133	$111,699	$111,699
Federal funds sold and securities purchased under agreements to resell	—	—	82,000	82,000
Securities available-for-sale	1,817,942	1,817,942	1,707,962	1,707,962
Loans, net	3,757,464	3,761,007	3,229,751	3,247,359
Interest rate swaps	207	207	1,355	1,355
Financial Liabilities
Deposits	4,595,137	4,594,437	4,428,081	4,434,284
Federal funds purchased and securities sold under agreement to repurchase	91,000	91,000	82,500	82,926
Advances from Federal Home Loan Bank	545,000	544,939	258,313	260,532
Other borrowings	17,116	17,116	27,622	27,636
Junior subordinated notes	53,916	56,338	53,856	54,126
Interest rate swaptions	170	170	—	—

	As of December 31, 2004		As of December 31, 2003
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,570,425	$(2,721)	$1,039,345	$(2,043)
Investment commitments	39,801	—	23,316	—
Standby letters of credit	47,901	(242)	57,433	(296)
Other letters of credit	74,628	(41)	81,175	(227)
Bill of lading guarantees	217	(1)	818	—

16. Employee Benefit Plans

Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Company for the benefit of eligible employees. Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations. The Company also pays for the administration of this plan and of the trust. During 2004, the Company did not make any contributions to the trust and does not expect to make any contributions in the future. Effective June 17, 2004, the ESOP was amended to provide the participants the election to either reinvest the dividends on the Company stock allocated to their accounts or to distribute these dividends to the participant. The ESOP trust purchased 18,375 shares in 2004, 58,168 shares in 2003 and 100,906 shares in 2002, of the Bancorp’s common stock at an aggregate cost of $0.6 million in 2004, $1.4 million in 2003 and $1.7 million in 2002. The 18,375 shares purchased in 2004 were bought through the Dividend Reinvestment Plan. The shares purchased in 2003 included 31,516 shares bought on the open market and 26,652 bought through the Dividend Reinvestment Plan. The shares purchased in 2002 included 68,400 shares bought on the open market and 32,506 shares bought through

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Dividend Reinvestment Plan. The Company contributed $0.9 million in 2003 and $0.7 million in 2002 to the trust. The expense was charged to salaries and employee benefits in the accompanying consolidated statements of income and comprehensive income. In 2004 and 2003, distribution of benefits to participants totaled 61,749 and 70,974 shares, respectively. As of December 31, 2004, the ESOP owned 1,908,061 shares or 3.77% of the Company’s outstanding common stock.

401(k) Plan. In 1997, the Board approved the Company’s 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed three months of service and have attained the age of 21 are eligible to participate. Enrollment dates are on January 1st, April 1st, July 1st, and October 1st of each year. Participants may contribute up to 75% of their eligible compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. The Company matches 100% on the first 5% of compensation contributed per pay period by the participant, after one year of service. The vesting schedule for the matching contribution is 0% for less than two years of service, 25% after two years of service and from then on, at an increment of 25% each year until 100% vested after five years of service. The Company’s contribution amounted to $1.2 million in 2004, $0.3 million in 2003 and $0.2 million in 2002. The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations. Participants may also borrow up to 50% of the vested amount, up to a maximum of $50,000. The minimum loan amount is $1,000.

17. Equity Incentive Plans

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options, or awarded restricted stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis. The Equity Incentive Plan currently expires in February 2008. During the past three years, the Company granted non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events). If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 20, 2003, pursuant to the terms of its merger with GBC Bancorp, the Company assumed an obligation to issue up to 1,416,520 shares of the Company’s common stock on outstanding options under the GBC Bancorp 1999 Employee Stock Incentive Plan.

	Shares	Weighted-Average Exercise Price
Balance, December 31, 2001	534,444	$11.68
Granted	226,880	16.28
Exercised	(30,404)	9.69
Forfeited	(3,280)	14.36

Balance, December 31, 2002	727,640	$13.19

Granted	2,006,000	23.76
Granted in exchange for GBC Bancorp options	1,416,520	18.35
Exercised	(7,096)	11.35
Forfeited	(119,984)	21.25

Balance, December 31, 2003	4,023,080	$20.04

Granted	759,200	29.24
Exercised	(974,616)	16.41
Forfeited	(114,840)	25.81

Balance, December 31, 2004	3,692,824	$22.71

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, 3,669,584 shares were available under the Equity Incentive Plan for future grants. The following table shows stock options outstanding and exercisable as of December 31, 2004, the corresponding exercise prices and the weighted-average contractual life remaining:

	Outstanding
Exercise Price	Shares	Weighted-Average Remaining Contractual Life (in Years)	Exercisable Shares
$ 8.25	80,800	3.7	80,800
10.63	142,808	5.1	107,920
11.06	10,240	5.0	10,240
11.34	10,240	8.0	10,240
11.39	38,908	2.1	38,908
15.05	167,628	6.1	94,172
16.28	194,128	7.1	71,032
17.23	28,838	4.0	12,984
17.29	10,240	7.0	10,240
19.93	383,764	8.0	67,620
21.09	10,240	6.0	10,240
22.02	454,890	3.0	276,678
24.80	1,436,900	8.9	285,988
28.70	650,200	9.1	—
32.18	3,000	9.2	—
32.26	52,000	9.5	—
38.38	18,000	9.9	—

	3,692,824	7.5	1,077,062

On January 16, 2003 and November 20, 2003, Dunson K. Cheng, Chairman of the Board, President and Chief Executive Officer of the Company, was granted options to purchase 153,060 and 638,670 shares, respectively, of the Company’s common stock under the Company’s Equity Incentive Plan. The Company recently determined that these grants, in combination, exceeded by 391,730 shares a limitation in the Plan as to the number of shares that could be subject to awards made to any one participant in any calendar year.

Effective March 22, 2005, Mr. Cheng agreed to cancel the options as to the 391,730 excess shares, and to waive all rights that he has to purchase such excess shares upon exercise of the option. Also, on March 22, 2005, the Executive Compensation Committee granted to Mr. Cheng an option to purchase a total of 245,060 shares of common stock of the Company at an exercise price equal to the closing market price of the common stock on the Nasdaq National Market on that date.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Financial Information of Cathay General Bancorp (Unaudited)

The condensed financial information of Cathay General Bancorp as of December 31, 2004 and December 31, 2003, and for the years ended December 31 of 2004, 2003, and 2002 were as follows:

Balance Sheets

	Year Ended December 31,
	2004	2003
	(In thousands, except share and per share data)
Assets
Cash	$21,461	$30,865
Investment securities	4,920	3,947
Investment in bank subsidiaries	733,815	656,566
Investment in non-bank subsidiaries	9,244	8,788
Other assets	1,170	546

Total assets	$770,610	$700,712

Liabilities
Term loan from bank	$—	$20,000
Junior subordinated debt	53,916	53,856
Accrued liabilities	701	7,560

Total liabilities	$54,617	$81,416

Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, non issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 51,317,716 issued and 50,677,896 outstanding in 2004, and 100,000,000 shares authorized and 50,248,002 issued and 48,608,182 outstanding in 2003	513	503
Additional paid-in-capital	385,055	354,438
Accumulated other comprehensive income, net	3,627	9,444
Treasury stock, at cost (639,820 shares in 2004 and 2003)	(8,810)	(8,810)
Retained earnings	335,608	263,721

Total stockholders’ equity	715,993	619,296

Total liabilities and stockholders’ equity	$770,610	$700,712

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Income and Comprehensive Income

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cash dividends from Cathay Bank	$8,704	$132,488	$9,801
Other income	7	53	—
Interest expense	(2,542)	(966)	—
Other expenses	(1,573)	(1,246)	(573)

Income before income tax benefit	4,596	130,329	9,228
Income tax benefit	(1,727)	(908)	(241)

Income before undistributed earnings of subsidiaries	6,323	131,237	9,469
Undistributed earnings of subsidiaries	80,490	—	39,231
Dividends in excess of earnings of subsidiary	—	(75,665)	—

Net income	86,813	55,572	48,700

Other comprehensive (loss)/income, net of tax:
Unrealized holding (losses)/gains arising during the year	(6,821)	9,278	3,290
Unrealized (losses)/gains on cash flow hedge derivatives	(525)	(549)	326
Less: reclassification adjustments included in net income	(1,529)	6,004	1,960

Total other comprehensive (loss)/income, net of tax	(5,817)	2,725	1,656

Total comprehensive income	$80,996	$58,297	$50,356

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cash flows from Operating Activities
Net income	$86,813	$55,572	$48,700
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends in excess of earnings of subsidiary	—	75,665	—
Equity in undistributed earnings of subsidiaries	(80,490)	—	(39,231)
Increase/(decrease) in accrued expense	60	97	(3)
Write-downs on venture capital investment	415	475	341
Write-downs on equity securities investment	325	—	—
Tax benefits from stock options	8,578	38	149
Decrease in other assets	459	—	—
Decrease in other liabilities	(4)	—	—

Net Cash provided by operating activities	16,156	131,847	9,956

Cash flows from Investment Activities
Purchase of investment securities	(1,443)	(364)	(400)
Cash distribution from venture capital investment	55	—	—
Equity investment	(945)	(1,625)	—
Acquisition of GBC, net of cash acquired	(7,318)	(129,161)	—

Net cash used in investment activities	(9,651)	(131,150)	(400)

Cash flows from Financing Activities
Issuance of junior subordinated debt	—	53,825	—
Short term borrowing	—	20,000	—
Repayment of short term borrowing	(20,000)	—	—
Repayment of subordinated notes	—	(40,049)	—
Cash dividends	(14,926)	(10,088)	(9,802)
Proceeds from shares issued under the Dividend Reinvestment Plan	3,019	2,674	1,898
Proceeds from exercise of stock options	15,998	80	294
Purchase of treasury stock	—	(523)	(945)

Net cash provided by (used in) financing activities	(15,909)	25,919	(8,555)

Increase/(decrease) in cash and cash equivalents	(9,404)	26,616	1,001
Cash and cash equivalents, beginning of year	30,865	4,249	3,248

Cash and cash equivalents, end of year	$21,461	$30,865	$4,249

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$180	$150	$150
Non-cash investing activities:
Net change in unrealized holding gains on securities available-for-sale, net of tax	$(5,292)	$3,274	$1,330
Net change in unrealized gains on cash flow hedge derivatives, net of tax	$(525)	$(549)	$326

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Dividend Reinvestment Plan

The Company has a dividend reinvestment plan which allows for participants’ reinvestment of cash dividends and certain additional optional investments in the Company’s common stock. Shares issued under the plan and the consideration received on a post-split stock basis were 95,098 for $3.0 million in 2004, 130,690 for $2.7 million in 2003, and 109,030 for $1.9 million in 2002.

20. Regulatory Matters

Following a regular examination by the Federal Deposit Insurance Corporation (the “FDIC”), on June 17, 2004, the Bank’s Board of Directors approved and signed a memorandum of understanding (“MOU”) with the FDIC in connection with certain deficiencies identified by the FDIC relating to the Bank’s compliance with certain provisions of the Bank Secrecy Act (the “BSA”). Under the terms of the MOU, the Bank must comply in all material respects with the BSA within 90 days from the MOU’s effective date, July 18, 2004. The MOU requires in part that the Bank perform an analysis of its BSA risk profile and implement a written action plan designed to ensure compliance with the BSA. Such plan includes revisions of the Bank’s policies and procedures, enhancements of the Bank’s internal controls for BSA compliance, independent compliance testing, dedicated compliance staff, and regular employee training. Management believes that the Bank is currently in compliance in all material respects with the terms of the MOU. However, the FDIC has not yet examined the Bank for compliance with the MOU.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. See Note 10 for discussion of possible future disallowance of Capital Securities as Tier 1 capital.

The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.” A well capitalized institution must have a Tier 1 capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5%. At December 31, 2004, the Bank was in compliance with the minimum capital requirements and was considered well capitalized.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2004, and December 31, 2003, are presented in the tables below:

	Company		Bank		Company		Bank
	As of December 31, 2004				As of December 31, 2003
	Balance	Percentage	Balance	Percentage	Balance	Percentage	Balance	Percentage
	(Dollars in thousands)
Tier I Capital (to risk — weighted assets)	$504,924	10.78%	$469,086	10.04%	$391,873	9.95%	$375,543	9.56%
Tier I Capital minimum requirement	187,330	4.00	186,918	4.00	157,498	4.00	157,167	4.00

Excess	$317,594	6.78%	$282,168	6.04%	$234,375	5.95%	$218,376	5.56%

Total Capital (to risk — weighted assets)	$563,518	12.03%	$527,553	11.29%	$441,296	11.21%	$424,863	10.81%
Total I Capital minimum requirement	374,659	8.00	373,836	8.00	314,997	8.00	314,334	8.00

Excess	$188,859	4.03%	$153,717	3.29%	$126,299	3.21%	$110,529	2.81%

Risk-weighted assets	$4,683,239		$4,672,951		$3,937,458		$3,929,169
Tier I Capital (to average assets) Leverage ratio	$504,924	8.86%	$469,086	8.25%	$391,873	7.97%	$375,543	7.70%
Minimum leverage requirement	227,896	4.00	227,418	4.00	196,694	4.00	195,078	4.00

Excess	$277,028	4.86%	$241,668	4.25%	$195,179	3.97%	$180,465	3.70%

Total average assets (1)	$5,697,403		$5,685,449		$4,917,354		$4,876,943

(1)	Average assets represent average balances for the fourth quarter of each year presented.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Quarterly Results of Operations (Unaudited)

The following table sets forth selected unaudited quarterly financial data:

	Summary of Operations
	2004				2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$75,070	$69,859	$65,932	$64,118	$58,882	$36,553	$35,850	$35,982
Interest expense	18,365	15,013	13,735	13,049	12,984	8,982	9,047	9,135

Net interest income	56,705	54,846	52,197	51,069	45,898	27,571	26,803	26,847
Provision for loan losses	—	—	—	—	2,200	1,650	1,650	1,650

Net-interest income after provision for loan losses	56,705	54,846	52,197	51,069	43,698	25,921	25,153	25,197
Non-interest income	629	4,715	6,540	4,381	6,607	4,734	6,966	4,686
Non-interest expense	22,795	21,937	22,683	23,245	20,778	11,118	12,014	11,230

Income before income tax expense	34,539	37,624	36,054	32,205	29,527	19,537	20,105	18,653
Income tax expense	12,971	14,426	13,910	12,302	12,763	6,507	6,860	6,120

Net income	21,568	23,198	22,144	19,903	16,764	13,030	13,245	12,533

Basic net income per common share	$0.43	$0.47	$0.44	$0.40	$0.36	$0.36	$0.37	$0.35
Diluted net income per common share	$0.42	$0.46	$0.44	$0.40	$0.36	$0.36	$0.36	$0.34