Form 10-K/A
period 2004-12-31
CATHAY GENERAL BANCORP
filed 2005-03-31
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

This amendment is filed solely to amend the Consent of Independent Registered Public Accounting Firm which was filed as Exhibit 23.1 to Cathay General Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2004. That exhibit, as originally filed, inadvertently omitted the conformed signature of KPMG LLP. The revised exhibit being filed herewith now contains the conformed signature of KPMG LLP. No revisions have been made to the financial statements or any other disclosures contained in the Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cathay General Bancorp

By:	/s/ HENG W. CHEN
Heng W. Chen Executive Vice President and Chief Financial Officer

Date: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
* Dunson K. Cheng	President, Chairman of the Board, Director, and Chief Executive Officer (principal executive officer)	March 30, 2005

/s/ Heng W. Chen Heng W. Chen	Executive Vice President, Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)	March 30, 2005

* Peter Wu	Executive Vice Chairman/Chief Operating Officer, and Director	March 30, 2005

* Anthony M. Tang	Executive Vice President and Director	March 30, 2005

* Kelly L. Chan	Director	March 30, 2005

* Michael M.Y. Chang	Director	March 30, 2005

* Thomas C.T. Chiu	Director	March 30, 2005

* Patrick S.D. Lee	Director	March 30, 2005

* Ting Liu	Director	March 30, 2005

* Joseph C.H. Poon	Director	March 30, 2005

* Thomas G. Tartaglia	Director	March 30, 2005

* By:	/s/ HENG W. CHEN
Attorney-in-Fact

EXHIBIT INDEX

23.1    Consent of Independent Registered Public Accounting Firm.