Form 10-Q
period 2005-03-31
CATHAY GENERAL BANCORP
filed 2005-05-10
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

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

Common stock, $.01 par value, 50,758,612 shares outstanding as of April 30, 2005.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

1st QUARTER 2005 REPORT ON FORM 10-Q

Forward-Looking Statements

In this quarterly report on Form 10-Q, the term “Bancorp” refers to Cathay General Bancorp and the “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements regarding management’s beliefs, projections, and assumptions concerning future results and events. These forward-looking statements may, but do not necessarily, include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue” or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, adverse developments, or conditions related to or arising from:

•	the Company’s ability to realize the benefits of the merger with GBC Bancorp;

•	expansion into new market areas;

•	fluctuations in interest rates;

•	demographic changes;

•	increases in competition;

•	deterioration in asset or credit quality;

•	changes in the availability of capital;

•	legislative and regulatory developments such as the potential effects of California tax legislation enacted in late 2003 and the subsequent Franchise Tax Board announcement on December 31, 2003 regarding the taxation of real estate investment trusts and registered investment companies and of the memorandum of understanding between the Bank and the Federal Deposit Insurance Corporation relating to the Bank’s compliance with certain provisions of the Bank Secrecy Act;

•	changes in business strategy, including the formation of a real estate investment trust; and

•	general economic or business conditions in California and other regions where the Bank has operations such as the impact of the California budget deficit.

These and other factors are further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, its reports and registration statements filed (including those filed by GBC Bancorp prior to the merger) with the Securities and Exchange Commission (“SEC”) and other filings it makes in the future with the SEC from time to time. The Company has no intention and undertakes no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

The Company’s filings with the SEC are available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov, or by requests directed to Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012, Attn: Investor Relations (213) 625-4749.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	March 31, 2005	December 31, 2004	% change
Assets
Cash and due from banks	$95,502	$86,133	11
Securities available-for sale, at fair value (amortized cost of $1,713,647 in 2005 and $1,811,891 in 2004)	1,695,926	1,817,942	(7)
Loans	4,012,761	3,831,988	5
Less: Allowance for loan losses	(61,539)	(62,880)	(2)
Unamortized deferred loan fees	(11,209)	(11,644)	(4)

Loans, net	3,940,013	3,757,464	5
Other real estate owned, net	—	—	—
Affordable housing investments, net	45,337	45,145	0
Premises and equipment, net	32,858	33,421	(2)
Customers’ liability on acceptances	18,493	14,368	29
Accrued interest receivable	22,300	21,712	3
Goodwill	240,847	241,013	(0)
Other intangible assets, net	45,754	47,494	(4)
Other assets	28,799	33,313	(14)

Total assets	$6,165,829	$6,098,005	1

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$705,280	$674,791	5
Interest-bearing deposits:
NOW deposits	258,202	253,767	2
Money market deposits	539,799	588,526	(8)
Savings deposits	405,718	418,041	(3)
Time deposits under $100	545,847	539,811	1
Time deposits of $100 or more	2,223,847	2,120,201	5

Total deposits	4,678,693	4,595,137	2

Federal funds purchased and securities sold under agreement to repurchase	80,000	91,000	(12)
Advances from the Federal Home Loan Bank	545,000	545,000	—
Other borrowings	17,347	17,116	1
Junior subordinated notes	53,931	53,916	0
Acceptances outstanding	18,493	14,368	29
Minority interest in consolidated subsidiary	8,520	8,620	(1)
Other liabilities	38,495	56,855	(32)

Total liabilities	5,440,479	5,382,012	1

Commitments and contingencies	—	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares Authorized, none issued	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 51,441,236 issued and 50,778,016 outstanding in 2005 and 51,317,716 issued and 50,677,896 outstanding in 2004	514	513	0
Additional paid-in-capital	410,180	396,881	3
Unearned compensation	(21,440)	(11,826)	79
Accumulated other comprehensive income (loss), net	(10,270)	3,627	(383)
Treasury stock, at cost (663,220 shares in 2005 and 639,820 shares in 2004)	(9,641)	(8,810)	9
Retained earnings	356,007	335,608	6

Total stockholders’ equity	725,350	715,993	1

Total liabilities and stockholders’ equity	$6,165,829	$6,098,005	1

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended March 31,
(In thousands, except share and per share data)	2005	2004
INTEREST INCOME
Interest on loans	$61,254	$45,459
Interest on securities available-for-sale - taxable	18,232	17,566
Interest on securities available-for-sale - nontaxable	983	899
Dividend income	100	114
Interest on federal funds sold and securities purchased under agreements to resell	22	50
Interest on deposits with banks	77	30

Total interest income	80,668	64,118

INTEREST EXPENSE
Time deposits of $100 or more	10,190	7,234
Other deposits	6,868	3,732
Other borrowed funds	4,846	2,083

Total interest expense	21,904	13,049

Net interest income before provision for loan losses	58,764	51,069
Provision for loan losses	1,000	—

Net interest income after provision for loan losses	57,764	51,069

NON-INTEREST INCOME
Securities gains (losses)	377	(202)
Letters of credit commissions	924	954
Depository service fees	1,623	1,691
Gain on sale of premises and equipment	957	—
Other operating income	2,132	1,938

Total non-interest income	6,013	4,381

NON-INTEREST EXPENSE
Salaries and employee benefits	12,421	11,944
Occupancy expense	2,009	2,128
Computer and equipment expense	1,749	2,033
Professional services expense	1,520	1,532
FDIC and State assessments	252	270
Marketing expense	461	699
Other real estate owned expense	(104)	477
Operations of affordable housing investments	1,019	749
Amortization of core deposit intangibles	1,742	1,333
Other operating expense	1,774	2,080

Total non-interest expense	22,843	23,245

Income before income tax expense	40,934	32,205
Income tax expense	15,974	12,302

Net income	24,960	19,903

Other comprehensive (loss) income, net of tax
Unrealized holding (losses) gains arising during the period	(13,060)	8,165
Unrealized losses on cash flow hedge derivatives	(120)	(2)
Less: reclassfication adjustments included in net income	717	286

Total other comprehensive (loss) income, net of tax	(13,897)	7,877

Total comprehensive income	$11,063	$27,780

Net income per common share:
Basic	$0.49	$0.40
Diluted	$0.49	$0.40
Cash dividends paid per common share	$0.09	$0.07
Basic average common shares outstanding	50,706,890	49,671,300
Diluted average common shares outstanding	51,209,052	50,185,304

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
(In thousands)	2005	2004
Cash Flows from Operating Activities:
Net income	$24,960	$19,903
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000	—
Provision for losses on other real estate owned	—	400
Deferred tax provision	3,927	1,509
Depreciation	663	819
Gain on sale of other real estate owned	(155)	—
Proceeds from sale of loans	2,386	1,614
Gain on sale of loans	(167)	(125)
Gain on sale and call of securities available-for-sale	(722)	(33)
Write-downs on venture capital investments	345	235
Amortization of securities available-for-sale	1,594	1,956
Other non-cash interest	302	(1,118)
Amortization of intangibles	1,779	1,312
Stock-based compensation expense	1,000	719
Tax benefit from stock-based compensation expense	643	(302)
Gain on sale of premises and equipment	(957)	—
Increase (decrease) in deferred loan fees, net	(435)	372
(Increase) decrease in accrued interest receivable	(588)	1,910
Decrease in other assets, net	2,805	3,277
Increase (decrease) in other liabilities	(13,132)	39,378

Net cash provided by operating activities	25,248	71,826

Cash Flows from Investing Activities:
Purchase of securities available-for-sale	(57)	(236,111)
Proceeds from maturity, prepayments and call of securities available-for-sale	7,552	83,888
Proceeds from sale of securities available-for-sale	13,216	—
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	79,235	91,137
Proceeds from sale of other real estate owned	1,124	—
Net increase in loans	(186,635)	(118,899)
Purchase of premises and equipment	857	(290)
Net increase in affordable housing investments	(324)	(1,860)
Additional cash payments related to acquisition of GBC Bancorp	—	(7,241)

Net cash used in investing activities	(85,032)	(189,376)

Cash Flows from Financing Activities:
Net decrease in demand deposits, NOW deposits, money market and savings deposits	(26,126)	(51,860)
Net increase / (decrease) in time deposits	109,728	(4,158)
Net (decrease)/increase in Federal Funds purchased and securities sold under agreement to repurchase	(11,000)	36,500
Borrowings from Federal Home Loan Bank	200,000	300,000
Repayment of borrowings from Federal Home Loan Bank	(200,000)	(184,000)
Repayment of other borrowings	—	(20,000)
Cash dividends paid	(4,561)	(3,473)
Issuance (buy back) of preferred stock of subsidiary	(100)	2,148
Proceeds from shares issued to the Dividend Reinvestment Plan	692	664
Proceeds from exercise of stock options	1,351	1,131
Purchase of treasury stock	(831)	—

Net cash provided by financing activities	69,153	76,952

Increase in cash and cash equivalents	9,369	(40,598)
Cash and cash equivalents, beginning of period	86,133	193,699

Cash and cash equivalents, end of period	$95,502	$153,101

Supplemental disclosure of cash flows information
Cash paid during the period:
Interest	$18,709	$13,174
Income taxes	$29,230	$9,100
Non-cash investing activities:
Net change in unrealized holding gains (losses) on securities available-for-sale, net of tax	$(13,777)	$7,879
Net change in unrealized gains on cash flow hedge derivatives, net of tax	$(120)	$(2)
Transfers of loans to other real estate owned	$969	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Business

Cathay General Bancorp (the “Bancorp”) is the holding company for Cathay Bank (the “Bank”), five limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc., (together the “Company” or “we”, “us,” or “our”). The Bancorp also owns 100% of the common stock of three statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As part of its integration and expansion plan to efficiently serve its customers, the Bank consolidated the two Massachusetts branches into one location on April 29, 2005, and is scheduled to open the fourth branch in New York on May 12, 2005. As of May 9, 2005, the Bank operates twenty branches in Southern California, nine branches in Northern California, one branch in Washington State, three branches in New York State, one branch in Massachusetts, and one branch in Houston, Texas, plus representative offices in Hong Kong and Shanghai, China.

Merger with GBC Bancorp and Related Acquisition Reserves

As of the close of business on October 20, 2003, Cathay Bancorp, Inc. completed its merger with GBC Bancorp and its subsidiary, General Bank (the “GBC merger”), pursuant to the terms of the Agreement and Plan of Merger dated May 6, 2003. As a result of the merger, Cathay Bancorp, Inc. issued 13.5 million shares of its newly issued common stock, and paid $162.4 million in cash, including $7.3 million paid during 2004, for all of the issued and outstanding shares of GBC Bancorp common stock. In addition, Cathay Bancorp, Inc’s name was changed to Cathay General Bancorp. The results of GBC Bancorp’s operations have been included in the Company’s consolidated financial statements since October 20, 2003.

The Company recorded as part of the purchase price estimated lease termination costs of $1.3 million and severance and contract termination costs of $0.8 million. At March 31, 2005, approximately $0.4 million of these costs remain unpaid. During 2005, goodwill was decreased $0.2 million due to the receipt of a Federal income tax refund for the year 2000 for a GBC Bancorp subsidiary.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

Recent Accounting Pronouncements

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This EITF describes a model involves three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than-temporary, and (3) to recognize the impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. In September 2004, the FASB approved the deferral of the effective date for the measurement provisions of EITF No. 03-1 until the finalization of a FASB Staff Position to provide additional implementation guidance.

In December 2004, the FASB revised SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No.123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this Statement will become effective for the Company commencing on January 1, 2006. SFAS No. 123R requires companies adopting SFAS No. 123R to select either the modified prospective or modified retrospective transition method. On January 1, 2003, the Company adopted prospectively the provisions for SFAS No. 123 and began recognizing compensation expense ratably in the income statement, based on the estimated fair value of all awards granted to employees after January 1, 2003. SFAS No. 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. Currently, the Company recognizes forfeitures as they occur. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

Derivative Financial Instruments

The Company enters into financial derivatives in order to mitigate exposure to interest rate risks related to its interest-earning assets and interest-bearing liabilities. The Company has received rights to acquire stock in the form of warrants as an adjunct to its high technology lending relationships. The warrants in public companies with a cashless exercise provisions qualify as derivatives under SFAS No. 133. Those warrants that qualify as derivatives are carried at fair value and are included in other assets on the consolidated balance sheets with the change in fair value included in current earnings. The Company recognizes all derivatives on the balance sheet at fair value. Fair value is based on dealer quotes or quoted prices from instruments with similar characteristics. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivatives are reflected in current earnings, together with changes in the fair value of the related hedged item, if there is a highly effective correlation between changes in the fair value of the derivatives and changes in the fair value of the hedged item. If there is not a highly effective correlation, then only the changes in the fair value of the derivatives are reflected in the Company’s financial statements.

On March 21, 2000, the Company entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge was to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which matured on March 21, 2005. Amounts paid or received on the interest rate swap were reclassified into earnings upon the receipt of interest payments in the underlying hedged loans, including amounts totaling $0.2 million that were reclassified into earnings during the quarter ended March 31, 2005, and $0.3 million that were reclassified into earnings during the quarter ended March 31, 2004.

In 2004, the Bank entered into $85.4 million of interest rate swaps terminating in 2009 that could also be terminated after two years at the election of the counterparty (swaptions) to mitigate risks associated with changes to the fair value of a like amount of fixed rate certificates of deposit (Five Year CDs) that have similar call features. All of these swaptions were initially designated as fair value hedges against the Five Year CDs and the Bank expected a highly effective correlation between changes in the fair values of the swapations and changes in the fair value of the Five Year CDs. However, at December 31, 2004, there was a highly effective correlation for only one group of Five Year CDs with a principal amount of $13.9 million and an unrealized gain of $0.1 million. The unrealized loss on the swaptions and the unrealized gain on the $13.9 million of Five Year CDs were recorded in income for 2004. The unrealized loss on the ineffective swaptions at December 31, 2004, of $50,000 was recorded in income for 2004.

In 2004, the Bank entered into $25.7 million of swaptions terminating in 2007 that could also be terminated after one year at the election of the counterparty to mitigate risks associated with changes to the fair value of a like amount of fixed rate certificates of deposit (Three Year CDs) that have similar call features. All of these swaptions were initially designated as fair value hedges against a like amount of Three Year CDs and the Bank expected a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Three Year CDs. However, at December 31, 2004, the fair value of these swaptions, which did not have a highly effective correlation with changes in the fair value of the Three Year CDs, was an unrealized loss of $33,000, which was recorded in income for 2004.

On January 18, 2005, the Bank terminated the $111.1 million of swaptions by making a cash payment of $485,000 and recording a loss of $316,000 which reflected the decrease in the fair value during 2005. At the same time, the Company entered into five new swaptions to mitigate risks associated with changes to the fair value of the Five Year CDs and Three Year CDs. At the inception of the new hedges, the Company received a cash payment of $589,000 to enter into these swaptions, which reflected the fair value of the swaptions on that date and which the Company recorded as a liability.

To mitigate risks associated with changes to the fair value of $85.6 million of Five Year CDs, on January 18, 2005, the Bank entered into swaptions that will terminate in 2009 and that can also be terminated after two years from the initial issuance of the Five Year CD’s at the election of the counterparty. For the initial term of the swaptions, the Bank will receive interest at a weighted average fixed rate of 3.03% and will pay interest at a rate of LIBOR less 12.5 basis points. If the swaptions are not terminated in 2006, then the Bank will receive interest at a weighted average rate of 5.86% and pay interest at a rate of LIBOR less 12.5 basis points for the last three years of the swap term. All of these swaptions were initially designated as fair value hedges and the Bank expects a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Five Year CDs. As of March 31, 2005, all of these swaptions were highly effective.

The net increase in the unrealized loss on the swaptions of $546,000 and the net change in the unrealized gain on the Five Year CDs of $527,000 have been recorded in income for the first quarter of 2005.

To mitigate risks associated with changes to the fair value of $25.8 million of Three Year CDs, on January 18, 2005, the Bank entered into swaptions that will terminate in 2007 and that can also be terminated after one year from the initial issuance of the Three Year CDs at the election of the counterparty. For the initial term of the swaptions, the Bank will receive interest at a weighted average fixed rate of 2.39% and will pay interest at a rate of LIBOR less 12.5 basis points. If the swaptions are not terminated in 2005, then the Bank will receive interest at a weighted average rate of 3.85% and pay interest at a rate of LIBOR less 12.5 basis points for the last two years of the swap term. All of these swaptions were initially designated as fair value hedges and the Bank expects a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Three Year CDs. As of March 31, 2005, all of these swaptions were highly effective. The net increase in the unrealized loss on the swaptions of $132,000 and the net change in the unrealized gain on the Three Year CDs of $135,000 have been recorded in income for the first quarter of 2005.

The periodic net settlement of swaptions is recorded as an adjustment to net interest income. These swaptions increased net interest income by $26,000 for the quarter ended March 31, 2005. There was no swaptions adjustment to net interest income for the same quarter a year ago.

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

For the three months ended March 31, 2005 there were outstanding stock options to purchase an additional 1.1 million shares of common stock and, for the three months ended March 31, 2004, there were such options to purchase an additional 1.3 million shares, that were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

The following table sets forth basic and diluted earnings per share calculations:

	For the three months ended March 31,
(Dollars in thousands, except share and per share data)	2005	2004
Net income	$24,960	$19,903
Weighted-average shares:
Basic weighted-average number of common shares outstanding	50,706,890	49,671,300
Dilutive effect of weighted-average outstanding common shares equivalents	502,162	514,004

Diluted weighted-average number of common shares outstanding	51,209,052	50,185,304

Earnings per share:
Basic	$0.49	$0.40
Diluted	$0.49	$0.40

Stock-Based Compensation

Prior to 2003, the Company used the intrinsic-value method to account for stock-based compensation. Accordingly, no expense was recorded in periods prior to 2003. In 2003, the Company adopted prospectively the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123,” and began recognizing the expense associated with stock options granted beginning in 2003 using the fair value method, which resulted in charges to salaries and employee benefits of $1.0 million for the first quarter of 2005 and $719,000 for the first quarter of 2004. . Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date, and is recognized as an expense over the vesting period of the grant. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. Since compensation cost is measured at the grant date, the only variable whose change would impact expected compensation expense recognized in future periods under SFAS No. 123 for existing grants is actual forfeitures.

Under SFAS No. 123, the weighted average per share fair value on the date of grant of the options granted during the first quarter of 2005 was $13.15, and $6.67 for the first quarter of 2004. For options granted during 2005, the Company has estimated the expected life of the options based on the average of the contractual period and the vesting period. Fair value under SFAS No. 123 is determined using the Black-Scholes option pricing model with the following assumptions:

	2005	2004
Expected life- number of years	6.3	4.0
Risk-free interest rate	4.02%	2.65%
Volatility	34.53%	27.26%
Dividend yield	1.20%	0.98%

If the compensation cost for the Company’s stock option plan had been determined with the fair value at the grant dates, for all awards under the Plan consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the first quarter of 2005 and the first quarter of 2004 would have been reduced to the pro forma amounts indicated in the table below.

	2005	2004
Net income, as reported	$24,960	$19,903
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	580	416
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(642)	(489)

Pro forma net income	$24,898	$19,830

Earnings per share:
Basic – as reported	$0.49	$0.40
Basic – pro forma	0.49	0.40
Diluted – as reported	0.49	0.40
Diluted – pro forma	0.49	0.40

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

(In thousands)	At March 31, 2005	At December 31, 2004
Commitments to extend credit	$1,548,876	$1,570,425
Investment commitments	39,421	39,801
Standby letters of credit	55,735	47,901
Other letters of credit	74,918	74,628
Bill of lading guarantee	521	217

Total	$1,719,471	$1,732,972

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

Regulatory Matters

Following a regular examination by the Federal Deposit Insurance Corporation (the “FDIC”), the Bank’s Board of Directors, on June 17, 2004, approved and signed a memorandum of understanding (“MOU”) with the FDIC in connection with certain deficiencies identified by the FDIC relating to the Bank’s compliance with certain provisions of the Bank Secrecy Act (the “BSA”). Under the terms of the MOU, the Bank must comply in all material respects with the BSA within 90 days from the MOU’s effective date, July 18, 2004. The MOU requires in part that the Bank perform an analysis of its BSA risk profile and implement a written action plan designed to ensure compliance with the BSA. Such plan will include revisions of the Bank’s policies and procedures, enhancements of the Bank’s internal controls for BSA compliance, independent compliance testing, dedicated compliance staff, and regular employee training. Based on its ongoing assessment, management believes that the Bank is currently in compliance in all material respects with the terms of the MOU.

The MOU is expected to result in additional BSA compliance expenses for the Bank, although these expenses are not anticipated to have a material financial impact on the Bancorp or the Bank. It may also have the effect of limiting or delaying the Bank’s and the Bancorp’s ability to obtain regulatory approval for certain expansionary activities.

Regulated Investment Company

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions. While the Company continues to believe that the tax benefits recorded in three prior years with respect to its RIC were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative – Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. As of March 31, 2005, the Company reflected a $12.1 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $7.9 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $7.9 million net state tax receivable after giving effect to Federal tax benefits.

New Stock Repurchase Program

On March 18, 2005, the Company announced that its Board of Directors had approved a new stock repurchase program to buyback up to an aggregate of one million shares of the Company’s common stock following the completion of the Company’s current stock buyback authorization.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is given based on the assumption that the reader has access to and read the Annual Report on Form 10-K for the year ended December 31, 2004, of Cathay General Bancorp (“Bancorp”) and its wholly-owned subsidiary Cathay Bank (the “Bank” and together the “Company” or “we”, “us,” or “our”).

Critical Accounting Policies

The discussion and analysis of the Company’s unaudited condensed consolidated balance sheets and results of operations are based upon its unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans; management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described under the heading “Accounting for the allowance for loan losses.”

Accounting for the merger with GBC Bancorp involves significant judgments and assumptions by management, which have a material impact on the carrying value of fixed rate loans and borrowings and the determination of core deposit intangible assets and goodwill. The judgments and assumptions used by management are described under the heading “Accounting for the merger with GBC Bancorp” in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Accounting for investment securities involves significant judgments and assumptions by management, which have a material impact on the carrying value of securities and the recognition of any “other-than-temporary” impairment to our investment securities. The judgments and assumptions used by management are described under the heading “Investment Securities” in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Accounting for income taxes involves significant judgments and assumptions by management, which have a material impact on the amount of taxes currently payable and the income tax expense recorded in the financial statements. The judgments and assumptions used by management are described under the heading “Income Taxes” in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

FIRST QUARTER HIGHLIGHTS:

•	First quarter earnings increased $5.1 million, or 25%, compared to the same quarter a year ago.

•	Fully diluted earnings per share reached $0.49, increasing 22.5%, compared to the same quarter a year ago.

•	Gross loans increased by $180.8 million, or 4.7%, from December 31, 2004.

•	Deposits increased by $83.6 million, or 1.8%, from December 31, 2004.

•	Return on average stockholders’ equity was 14.07% and return on average assets was 1.65% for the quarter ended March 31, 2005.

•	Non-performing loans decreased $4.3 million from $22.5 million at December 31, 2004, to $18.2 million at March 31, 2005.

•	Net interest margin on a fully taxable equivalent basis improved to 4.22% compared to 4.14% for the fourth quarter of 2004.

•	Efficiency ratio improved to 35.3% from 41.9% in the first quarter of 2004 and from 39.8% in the fourth quarter of 2004.

•	On March 18, 2005, the Company announced that its Board of Directors had approved the repurchase of up to an aggregate of one million shares of its common stock following the completion of the Company’s current stock buyback authorization.

Income Statement Review

Net Income

Net income for the first quarter of 2005 was $25.0 million or $0.49 per diluted share, a $5.1 million, or 25.4%, increase in net income compared with net income of $19.9 million or $0.40 per diluted share for the same quarter a year ago. Return on average stockholders’ equity was 14.07% and return on average assets was 1.65% for the first quarter of 2005 compared with a return on average stockholders’ equity of 12.71% and a return on average assets of 1.45% for the three months ended March 31, 2004.

Financial Performance

	First Quarter 2005	First Quarter 2004
(In thousands, except per share data)
Net income	$24,960	$19,903
Basic earnings per share	$0.49	$0.40
Diluted earnings per share	$0.49	$0.40
Return on average assets	1.65%	1.45%
Return on average stockholders’ equity	14.07%	12.71%
Efficiency ratio	35.26%	41.92%
Total average assets	$6,149,260	$5,537,873
Total average stockholders’ equity	$719,235	$629,996

Net Interest Income Before Provision for Loan Losses

Net interest income before provision for loan losses increased to $58.8 million during the first quarter of 2004, or 15.1% higher than the $51.1 million during the same quarter a year ago. The increase was due primarily to the strong growth in loans.

The net interest margin, on a fully taxable-equivalent basis, increased from 4.07% in the first quarter of 2004 and 4.14% during the fourth quarter of 2004 to 4.22% for the first quarter 2005, primarily as a result of faster increases in the prime rate compared to the rates paid on interest bearing deposits. For the first quarter of 2005, the interest rate earned on our average interest-earning assets was 5.78% on a fully taxable-equivalent basis, and our cost of funds on average interest-bearing liabilities equaled 1.91%. In comparison, for the first quarter of 2004, the interest rate earned on our average interest-earning assets was 5.09% and our cost of funds on average interest-bearing liabilities equaled 1.25%.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin were as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Three months ended March 31,	2005			2004
Taxable-equivalent basis (Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest Earning Assets
Loans (1)	$3,913,722	$61,254	6.35%	$3,330,878	$45,459	5.49%
Taxable securities available-for-sale	1,666,156	18,232	4.44	1,644,478	17,566	4.30
Tax-exempt securities available-for-sale (3)	108,340	1,650	6.18	100,282	1,558	6.25
Interest bearing deposits	8,001	77	3.93	5,077	30	2.38
Federal funds sold & securities purchased under agreements to resell	3,589	22	2.44	24,088	50	0.83

Total interest-earning assets	5,699,808	81,235	5.78	5,104,803	64,663	5.09

Non-interest earning assets
Cash and due from banks	90,592			102,807
Other non-earning assets	433,966			408,706

Total non-interest earning assets	524,558			511,513
Less: Allowance for loan losses	(63,501)			(67,737)
Unamortized deferred loan fees	(11,605)			(10,706)

Total assets	$6,149,260			$5,537,873

Interest-bearing liabilities:
Interest-bearing demand deposits	$247,076	$251	0.41	$278,100	$212	0.31
Money market deposits	584,000	1,594	1.11	652,051	1,138	0.70
Savings deposits	408,580	376	0.37	417,487	310	0.30
Time deposits	2,708,770	14,837	2.22	2,432,373	9,306	1.54

Total interest-bearing deposits	3,948,426	17,058	1.75	3,780,011	10,966	1.17

Federal funds purchased and securities sold under agreement to repurchase	40,839	250	2.48	71,247	407	2.30
Other borrowings	601,190	3,822	2.58	291,281	1,103	1.52
Junior subordinated notes	53,922	774	5.82	53,862	573	4.28

Total interest-bearing liabilities	4,644,377	21,904	1.91	4,196,401	13,049	1.25

Non-interest bearing liabilities:
Demand deposits	692,147			638,559
Other liabilities	93,501			72,917
Stockholders’ equity	719,235			629,996

Total liabilities and stockholders’ equity	$6,149,260			$5,537,873

Net interest spread (4)			3.87%			3.84%

Net interest income (4)		$59,331			$51,614

Net interest margin (4)			4.22%			4.07%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.

(2)	Calculated by dividing net interest income by average outstanding interest-earning assets

(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%

(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Three months ended March 31, 2005-2004 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-Earning Assets:
Loans	$8,341	$7,454	$15,795
Taxable securities available-for-sale	190	476	666
Tax-exempt securities available-for-sale (2)	112	(20)	92
Interest bearing deposits	22	25	47
Federal funds sold and securities purchased under agreement to resell	(68)	40	(28)

Total increase (decrease) in interest income	8,597	7,975	16,572

Interest-Bearing Liabilities:
Interest bearing demand deposits	(26)	65	39
Money Market deposits	(132)	588	456
Savings deposits	(7)	73	66
Time deposits	1,128	4,403	5,531
Federal funds purchased and securities sold under agreements to repurchase	(188)	31	(157)
Other borrowings	1,647	1,072	2,719
Junior subordinated notes	1	200	201

Total increase (decrease) in interest expense	2,423	6,432	8,855

Changes in net interest income	$6,174	$1,543	$7,717

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Provision for Loan Losses

The provision for loan losses was $1.0 million for the first quarter of 2005 compared to no provision during the first quarter of 2004. The provision for loan losses represents the charge against earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance that management believes to be sufficient to absorb loan losses inherent in the Company’s loan portfolio. The majority of the total charge-offs of $3.6 million in the first quarter of 2005 and $4.9 million in the fourth quarter of 2004 were related to charge-offs taken on a $9.5 million commercial loan originated by the former New York loan production office of General Bank. Total charge-offs for the first quarter of 2004 were $2.3 million. Total recoveries were $1.3 million in the first quarter of 2005, $1.7 million in the fourth quarter of 2004, and $2.3 million in the first quarter of 2004.

Non-Interest Income

Non-interest income, which includes revenues from service charges on deposit accounts, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $6.0 million for the first quarter of 2005, an increase of $1.6 million, or 37.3%, compared to the non-interest income of $4.4 million for the first quarter of 2004.

For the first quarter of 2005, the Company recorded net securities gains of $0.4 million compared to $0.2 million of net losses for the same quarter in 2004. Other operating income increased $1.2 million, or 59.4%, due primarily to the gain of $1.0 million from the sale of a former Cathay Bank branch building and the recording of an unrealized gain of $303,000 on a warrant.

Non-Interest Expense

Non-interest expense decreased $402,000 to $22.8 million in the first quarter of 2005 primarily due to the realization of the cost savings from the closure of branch offices and the consolidation of backroom functions after the merger with GBC Bancorp. The efficiency ratio was 35.26% for the first quarter 2005 compared to 41.92% in the year ago quarter. Computer and equipment expense decreased $284,000, or 14.0%, from $2.0 million in the first quarter of 2004 to $1.7 million in the first quarter of 2005 primarily as a result of $527,000 of conversion programming expenses incurred during the first quarter of 2004. Marketing expenses decreased $238,000, or 34.0%, from $699,000 in the first quarter of 2004 to $461,000 in the first quarter of 2005 due to higher advertising expenses during 2004 related to the merger with GBC Bancorp. Other real estate owned expense decreased $581,000 due to a gain of $155,000 from the sale of an OREO during the first quarter of 2005 compared to a write-off of $400,000 in the first quarter of 2004. The above decreases were partially offset by an increase of $477,000, or 4.0%, in salary and employee benefits from $11.9 million in the first quarter of 2004 to $12.4 million in the first quarter of 2005 due to merit increases, higher vacation pay accruals, and higher fringe benefit costs. In addition, the amortization of core deposit premium increased $409,000 from $1.3 million in the year ago quarter to $1.7 million in the first quarter of 2005 due primarily to an adjustment to accelerate the amortization in prior periods.

Income Taxes

The effective tax rate for the first quarter of 2005 was 39.0% and 38.2% for the first quarter of 2004, compared to 38.2% for the full year 2004.

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions. While the Company continues to believe that the tax benefits recorded in three prior years with respect to its RIC were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative – Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. As of March 31, 2005, the Company reflected a $12.1 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $7.9 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $7.9 million net state tax receivable after giving effect to Federal tax benefits.

Balance Sheet Review

Assets

Total assets increased by $67.8 million to $6.17 billion at March 31, 2005, up 1.1% from year-end 2004 of $6.10 billion. The increase in total assets was due primarily to increases in loans.

Securities

Total securities were $1.70 billion, or 27.5%, of total assets at March 31, 2005, compared with $1.82 billion, or 29.8%, of total assets at December 31, 2004. The decrease was primarily due to paydowns from mortgage backed securities and sales of agency securities during the first quarter of 2005.

The net unrealized loss on securities available-for-sale, which represented the difference between fair value and amortized cost, totaled $17.7 million compared to a net unrealized gain of $6.1 million at year-end 2004. Net unrealized gains and losses in the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax.

The average taxable-equivalent yield on securities available-for-sale increased 13 basis points to 4.54% for the quarter ended March 31, 2005, compared with 4.41% during the same quarter a year-ago, as securities matured, prepaid, or were called and proceeds were reinvested at the higher prevailing interest rates.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale, as of March 31, 2005, and December 31, 2004:

	March 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entities	$207,105	$—	$4,235	$202,870
State and municipal securities	83,071	2,153	213	85,011
Mortgage-backed securities	960,406	2,095	13,276	949,225
Commercial mortgage-backed securities	42,763	7	968	41,802
Collateralized mortgage obligations	351,494	279	4,730	347,043
Asset-backed securities	2,416	—	11	2,405
Corporate bonds	9,128	70	117	9,081
Preferred stock of government sponsored entities	19,500	1,325	100	20,725
Equity securities	8,624	—	—	8,624
Other securities	29,140	—	—	29,140

Total	$1,713,647	$5,929	$23,650	$1,695,926

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entities	$224,896	$1,197	$1,594	$224,499
State and municipal securities	85,629	3,108	111	88,626
Mortgage-backed securities	1,012,220	7,475	3,641	1,016,054
Commercial mortgage-backed securities	47,018	85	543	46,560
Collateralized mortgage obligations	373,547	1,515	1,493	373,569
Asset-backed securities	4,821	3	19	4,805
Corporate bonds	9,149	103	34	9,218
Preferred stock of government sponsored entities	19,500	—	—	19,500
Equity securities	9,073	—	—	9,073
Other securities	26,038	—	—	26,038

Total	$1,811,891	$13,486	$7,435	$1,817,942

The Company has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost. The securities included in the table below represent 79.6% of the fair value of the Company’s securities. Unrealized losses on securities with unrealized losses for more than and less than twelve months represent 3.2% and 1.6%, respectively, of the historical cost of these securities and generally resulted from increases in market interest rates from the date that these securities were purchased. All of these securities are investment grade. At March 31, 2005, management believes the impairment detailed in the table below are temporary and accordingly no impairment loss has been recognized in the Company’s consolidated income statement.

Temporarily Impaired Securities at March 31, 2005

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Description of securities
U.S. government sponsored entities	$193,802	$3,853	$9,068	$382	$202,870	$4,235
State and municipal securities	6,097	79	3,025	134	9,122	213
Mortgage-backed securities	723,763	10,793	62,520	2,483	786,283	13,276
Commercial mortgage-backed securities	28,320	560	12,343	408	40,663	968
Collateralized mortgage obligations	261,954	3,910	36,270	820	298,224	4,730
Asset-backed securities	460	—	1,945	11	2,405	11
Corporate bonds	2,050	38	4,959	79	7,009	117
Preferred stock of government sponsored entities	4,325	100	—	—	4,325	100

Total	$1,220,771	$19,333	$130,130	$4,317	$1,350,901	$23,650

The following table summarizes the scheduled maturities by security type of securities available-for-sale as of March 31, 2005:

	As of March 31, 2005
	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Maturity Distribution:
U.S. government sponsored entities	$—	$104,714	$97,784	$372	$202,870
State and municipal securities	1,950	12,388	37,728	32,945	85,011
Mortgage-backed securities(1)	—	13,064	37,150	899,011	949,225
Commercial mortgage-backed securities(1)	—	5,157	—	36,645	41,802
Collateralized mortgage obligations(1)	—	177	5,198	341,668	347,043
Asset-backed securities(1)	—	302	—	2,103	2,405
Corporate bonds	996	8,085	—	—	9,081
Preferred stock of government sponsored entities	—	—	—	20,725	20,725
Equity securities	—	—	—	8,624	8,624
Other securities	—	—	—	29,140	29,140

Total	$2,946	$143,887	$177,860	$1,371,233	$1,695,926

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.

Loans

Gross loans at March 31, 2005, were $4.01 billion compared with $3.83 billion at year-end 2004. Gross loan growth during the first quarter equaled $180.8 million, an increase of 4.7% from year-end 2004, reflecting primarily increases in commercial mortgage loans and commercial loans.

Commercial mortgage loans increased $91.5 million, or 4.3%, to $2.21 billion at March 31, 2004, compared to $2.12 billion at year-end 2004. At March 31, 2005, this portfolio represented approximately 55.1% of the Bank’s gross loans compared to 55.3% at year-end 2004. In addition, commercial loans increased $54.3 million, or 5.7%, during the quarter.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	March 31, 2005	% of Total	December 31, 2004	% of Total	% Change
Type of Loans
Commercial	$1,009,718	25.6%	$955,377	25.4%	5.7
Residential mortgage and equity lines	351,857	8.9	331,727	8.8	6.1
Commercial mortgage	2,210,807	56.1	2,119,349	56.4	4.3
Real estate construction	428,396	10.9	412,611	11.0	3.8
Installment	9,263	0.2	10,481	0.3	(11.6)
Other	2,720	0.2	2,443	0.1	11.3

Gross loans and leases	$4,012,761	101.9	$3,831,988	102.0	4.7
Allowance for loan losses	(61,539)	(1.6)	(62,880)	(1.7)	(2.1)
Unamortized deferred loan fees	(11,209)	(0.3)	(11,644)	(0.3)	(3.7)

Total loans and leases, net	$3,940,013	100.0%	$3,757,464	100.0%	4.9

Asset Quality Review

Non-performing Assets

Non-performing assets (“NPAs”) to gross loans plus other real estate owned decreased to 0.45% at March 31, 2005, from 0.59% at December 31, 2004, and from 1.07% at March 31, 2004. Total non-performing assets decreased to $18.2 million at March 31, 2005, compared with $22.5 million at December 31, 2004, and $36.6 million at March 31, 2004. Non-performing assets include accruing loans past due 90 days or more, non-accrual loans, and other real estate owned. The allowance for loan losses was $61.5 million at March 31, 2005, and represented the amount that the Company believes to be sufficient to absorb loan losses inherent in the Company’s loan portfolio. The allowance for loan losses represented 1.53% of period-end gross loans and 339% of non-performing loans at March 31, 2005. The comparable ratios were 1.64% of gross loans and 280% of non-performing loans at December 31, 2004.

The following table sets forth the breakdown of non-performing assets by categories as of the dates indicated:

(In thousands)	March 31, 2005	December 31, 2004
Non-performing assets
Accruing loans past due 90 days or more	$695	$3,260
Non-accrual loans	17,477	19,211

Total non-performing loans	18,172	22,471
Other real estate owned	—	—

Total non-performing assets	$18,172	$22,471

Troubled debt restructurings	$997	$1,006

Non-performing assets as a percentage of gross loans and OREO	0.45%	0.59%
Allowance for loan losses as a percentage of non-performing loans	339%	280%

Accruing loans past due 90 days or more decreased to $695,000 at March 31, 2005, from $3.3 million at December 31, 2004, primarily due to loan pay-offs of $2.2 million. Non-accrual loans decreased $1.7 million to $17.5 million at March 31, 2005, from $19.2 million at December 31, 2004, primarily due to charge-offs.

Non-accrual Loans

Non-accrual loans of $17.5 million at March 31, 2005, consisted mainly of $3.9 million in real estate loans and $13.6 million in commercial loans based on loan collateral type. The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	March 31, 2005			December 31, 2004
	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other
	(In thousands)
Type of Collateral
Single/ multi-family residence	$3,892	$—	$—	$232	$—	$—
Commercial real estate	—	6,515	—	—	7,171	—
Land	—	—	—	1,018	—	—
UCC	—	6,619	—	—	10,217	—
Other	—	7	16	—	—	31
Unsecured	—	428	—	—	542	—

Total	$3,892	$13,569	$16	$1,250	$17,930	$31

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

The following table presents non-accrual loans by type of businesses the borrowers are engaged in, as of the dates indicated:

	March 31, 2005			December 31, 2004
	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other
	(In thousands)
Type of Business
Real estate development	3,823	—	—	$1,181	$621	$—
Wholesale/Retail	—	5,594	—	—	5,687	—
Food/Restaurant	—	866	—	—	873	—
Import/Export	—	7,102	—	—	10,749	—
Other	69	7	16	69	—	31

Total	$3,892	$13,569	$16	$1,250	$17,930	$31

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

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

Troubled debt restructurings were $1.0 million at both March 31, 2005, and at December 31, 2004.

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

The Company identified impaired loans with a recorded investment of $17.5 million at March 31, 2005, compared with $19.2 million at year-end 2004. The Company considers all nonaccrual loans to be impaired. The decrease in impaired loans during the first quarter resulted from payoffs and chargeoffs of impaired loans. The following tables present a breakdown of impaired loans and the related allowances as of the dates indicated:

	March 31, 2005			December 31, 2004
	Recorded Investment	Allowance	Net Balance	Recorded Investment	Allowance	Net Balance
	(In thousands)
Commercial	$9,728	$50	$9,678	$14,114	$142	$13,972
Real Estate (1)	7,731	28	7,703	5,066	12	5,054
Other	18	3	15	31	7	24

Total	$17,477	$81	$17,396	$19,211	$161	$19,050

Loan Concentration

Most of the Company’s business activity is with customers located in the predominantly Asian areas of Southern and Northern California, New York City, Houston (Texas), Seattle (Washington), and Boston (Massachusetts). The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral.

There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of March 31, 2005, or December 31, 2004.

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

In addition, our Board of Directors has established a written loan policy that includes an effective loan review and control system to ensure that the Bank maintains an adequate allowance for loan losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and judges that it is adequate to absorb inherent losses in the loan portfolio. The determination of the amount of the allowance for loan losses and the provision for loan losses is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectibility when determining the appropriate level for the allowance for loan losses. The nature of the process by which the Bank determines the appropriate allowance for loan losses requires the exercise of considerable judgment. Additions to the allowance for loan losses are made by charges to the provision for loan losses. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. Identified credit exposures that are determined to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for loan losses. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses in future periods.

The allowance for loan losses totaled $61.5 million at March 31, 2005, and represented the amount needed to maintain an allowance that we believe should be sufficient to absorb loan losses inherent in the Company’s loan portfolio. The allowance for loan losses represented 1.53% of period-end gross loans and 339% of non-performing loans at March 31, 2005. The comparable ratios were 1.64% of year-end 2004 gross loans and 280% of non-performing loans at December 31, 2004. The majority of the total charge-offs of $3.6 million in the first quarter of 2005 and $4.9 million in the fourth quarter of 2004 were related to charge-offs taken on a $9.5 million commercial loan originated by the former New York loan production office of General Bank. Total charge-offs for the first quarter of 2004 were $2.3 million. Total recoveries were $1.3 million in the first quarter of 2005, $1.7 million in the fourth quarter of 2004, and $2.3 million in the first quarter of 2004.

The following table sets forth information relating to the allowance for loan losses for the periods indicated:

(Dollars in thousands)	For the quarter ended March 31, 2005	For the year ended December 31, 2004
Balance at beginning of period	$62,880	$65,808
Provision for loan losses	1,000	—
Loans charged off	(3,661)	(9,728)
Recoveries of loans charged off	1,320	6,800

Balance at end of period	$61,539	$62,880

Average loans outstanding during the period	$3,913,722	$3,522,575
Ratio of net charge-offs to average loans outstanding during the period (annualized)	0.24%	0.08%
Provision for loan losses to average loans outstanding during the period (annualized)	0.10%	0.00%
Allowance to non-performing loans, at period-end	338.65%	279.83%
Allowance to gross loans, at period-end	1.53%	1.64%

Our allowance for loan losses consists of the following:

1.	Specific allowance: For impaired loans, we provide specific allowances based on an evaluation of impairment, and for each criticized loan, we allocate a portion of the general allowance to each loan based on a loss percentage assigned. The percentage assigned depends on a number of factors including loan classification, the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral, charge-off history, management’s knowledge of the portfolio, and general economic conditions.

2.	General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and by identifying risk characteristics that are common to the groups of loans. The allowance is provided to each segmented group based on the group’s historical loan loss experience, trends in delinquencies and non-accrual loans, and other significant factors, such as national and local economy, trends and conditions, strength of management and loan staff, underwriting standards and the concentration of credit.

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

Allocation of Allowance for Loan Losses

(Dollars in thousands)	March 31, 2005		December 31, 2004
	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans
Type of Loans:
Commercial loans	$35,899	25.2%	$33,712	26.8%
Residential mortgage loans	782	8.7	1,346	8.4
Commercial mortgage loans	17,551	55.1	20,949	55.1
Real estate construction loans	7,122	10.7	6,838	9.4
Installment loans	62	0.2	17	0.2
Other loans	123	0.1	18	0.1

Total	$61,539	100%	$62,880	100%

The allowance allocated to commercial loans increased from $33.7 million at December 31, 2004, to $35.9 million at March 31, 2004. The increase in the allowance allocated to commercial loans resulted from an increase in the amount of criticized loans and the higher loss experience during the first quarter of 2005. Commercial loans also comprised 55.7% of nonaccrual loans at March 31, 2005.

Management has decreased the allowance allocated to residential mortgage loans from $1.3 million at December 31, 2004, to $782,000 at March 31, 2005 due to the continued low level of losses for these loans.

The allowance allocated to commercial mortgage loans decreased from $20.9 million at December 31, 2004, to $17.6 million at March 31, 2005, due to the lower loss experience and a reduction in the general environmental factor resulting from the improving California economy and lower loan delinquencies at March 31, 2005.

The allowance allocated to construction loans has increased from $6.8 million at December 31, 2004, construction loans to $7.1 million at March 31, 2005, due to the growth in the construction loan portfolio. The allowance allocated to construction loans remained constant at 1.7% of construction loans at December 31, 2004 and March 31, 2005. At March 31, 2005, $0.6 million in construction loans were on nonaccrual status.

Allowances for other risks of potential loan losses equaling $3.0 million as of March 31, 2005, compared to $3.8 million at December 31, 2004, have been included in the allocations above. The components of the other risks that have a potential of affecting the Bank’s portfolio are comprised of two basic elements. First, the Bank has set aside funds to cover the risk factors of a continued slow recovery from the last recession. The second component of other portfolio risk is the potential errors in loan classification and review methodologies, including the integration of General Bank’s loan grading and reserving methodology with that of Cathay Bank, particularly for commercial loans. Based on these two above components of other risks, management has determined that the $3.0 million allowance for other risks of probable loan losses at March 31, 2005 was appropriate.

Deposits

Total deposits increased $83.6 million, or 1.8%, from December 31, 2004. Non-interest-bearing demand deposits, interest-bearing demand deposits, and savings deposits comprised 40.8% of total deposits at March 31, 2005, time deposit accounts of less than $100,000 comprised 11.7% of total deposits, while the remaining 47.5% was comprised of time deposit accounts of $100,000 or more.

The following tables display the deposit mix as of the dates indicated:

(Dollars in thousands)	March 31, 2005	% of Total	December 31, 2004	% of Total	% Change
Deposits
Non-interest-bearing deposits	$705,280	15.1%	$674,791	14.7%	4.5%
Interest-bearing checking deposits	798,001	17.1	842,293	18.3	(5.3)
Savings deposits	405,718	8.7	418,041	9.1	(2.9)
Time deposits under $100	545,847	11.7	539,811	11.7	1.1
Time deposits of $100 or more	2,223,847	47.5	2,120,201	46.2	4.9

Total deposits	$4,678,693	100.0%	$4,595,137	100.0%	1.8%

Borrowings

Borrowings include securities sold under agreements to repurchase, Federal funds purchased, and funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco.

Federal funds purchased were $80.0 million with a weighted average rate of 2.88% as of March 31, 2005, and were $76.0 million with a weighted average rate of 2.25% as of December 31, 2004, respectively. Securities sold under agreements to repurchase were $15.0 million with a weighted average rate of 2.15% as of December 31, 2004. There were no securities sold under agreements to repurchase as of March 31, 2005.

Total advances from the FHLB of San Francisco were $545.0 million at both March 31, 2005, and December 31, 2004. All advances mature during the second quarter of 2005. These advances are non-callable with fixed interest rates, with a weighted average rate of 2.68% as of March 31, 2005, and 2.57%, as of December 31, 2004.

Other Liabilities

Other liabilities decreased to $38.5 million at March 31, 2005 from $56.9 million at December 31, 2004 due primarily to income tax payments.

Capital Resources

Stockholders’ equity of $725.4 million at March 31, 2005, increased by $9.4 million, or 1.3%, compared to $716.0 million at December 31, 2004. The following table summarizes the increase in stockholders’ equity:

(Dollars in thousands)	Three months ended March 31, 2005
Net Income	$24,960
Proceeds from shares issued to the Dividend Reinvestment Plan	692
Proceeds from exercise of stock options	1,351
Tax benefits from stock-based compensation expense	643
Stock based compensation	1,000
Purchase of treasury stock	(831)
Changes in other comprehensive income	(13,897)
Cash dividends paid	(4,561)

Net increase in stockholders’ equity	$9,357

In April 2001, the Board of Directors approved a stock repurchase program of up to $15 million of our common stock. Cumulatively through March 31, 2005, the Company has repurchased 663,220 shares of the Company’s common stock for $9.64 million. During the first quarter of 2005, 23,400 shares were repurchased for $831,000 or $35.51 per share. Through May 6, 2005, the Company has repurchased 265,000 shares for $8.6 million during the second quarter.

On March 18, 2005, the Company announced that its Board of Directors had approved its new stock repurchase program to buyback up to an aggregate of one million shares of the Company’s common stock following the completion of its current stock buyback authorization.

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of March 31, 2005. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Company’s capital and leverage ratios as of March 31, 2005, and December 31, 2004:

	Cathay General Bancorp
	March 31, 2005		December 31, 2004
(Dollars in thousands)	Balance	%	Balance	%
Tier 1 capital (to risk-weighted assets)	$529,269	10.95	$504,924	10.78
Tier 1 capital minimum requirement	193,270	4.00	187,330	4.00

Excess	$335,999	6.95	$317,594	6.78

Total capital (to risk-weighted assets)	$590,231	12.22	$563,518	12.03
Total capital minimum requirement	386,540	8.00	374,659	8.00

Excess	$203,691	4.22	$188,859	4.03

Tier 1 capital (to average assets) – Leverage ratio	$529,269	9.00	$504,924	8.86
Minimum leverage requirement	235,283	4.00	227,896	4.00

Excess	$293,986	5.00	$277,028	4.86

Risk-weighted assets	$4,831,753		$4,683,239
Total average assets (1)	$5,882,084		$5,697,403

(1)	Average assets represent average balances for the first quarter of 2005 and the fourth quarter of 2004.

The following table presents the Bank’s capital and leverage ratios as of March 31, 2005, and December 31, 2004:

	Cathay Bank
	March 31, 2005		December 31, 2004
(Dollars in thousands)	Balance	%	Balance	%
Tier 1 capital (to risk-weighted assets)	$496,565	10.30	$469,086	10.04
Tier 1 capital minimum requirement	192,862	4.00	186,918	4.00

Excess	$303,703	6.30	$282,168	6.04

Total capital (to risk-weighted assets)	$557,401	11.56	$527,553	11.29
Total capital minimum requirement	385,725	8.00	373,836	8.00

Excess	$171,676	3.56	$153,717	3.29

Tier 1 capital (to average assets) – Leverage ratio	$496,565	8.46	$469,086	8.25
Minimum leverage requirement	234,768	4.00	227,418	4.00

Excess	$261,797	4.46	$241,668	4.25

Risk-weighted assets	$4,821,557		$4,672,951
Total average assets (1)	$5,869,205		$5,685,449

(1)	Average assets represent average balances for the first quarter of 2005 and the fourth quarter of 2004.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”). At March 31, 2005, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) was at 22.4%, which is a slight decrease from the 25.5% at year-end 2004.

To supplement its liquidity needs, the Bank maintains a total credit line of $150.5 million for federal funds with three correspondent banks, and master agreements with four brokerage firms whereby up to $550.0 million would be available through the sale of securities subject to repurchase. The Bank is also a shareholder of the FHLB of San Francisco, which enables the Bank to have access to lower cost FHLB financing when necessary. As of March 31, 2005, based on collateral pledged, the Bank had a total credit line with the FHLB of San Francisco totaling $701.0 million. The total credit outstanding with the FHLB of San Francisco at March 31, 2005, was $545.0 million. These borrowings are secured by residential mortgages and securities.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and investment securities available-for-sale. At March 31, 2005, such assets at fair value totaled $1.70 billion, with $1.05 billion pledged as collateral for borrowings and other commitments. The remaining $0.65 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

The Company had a significant portion of its time deposits maturing within one year or less as of March 31, 2005. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

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

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At March 31, 2005, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 4.1%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 8.2%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 4.4%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 6.0%.

The Company’s simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level to value the net economic value of our portfolio of assets and liabilities in our policy to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. At March 31, 2005, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net economic value of our portfolio of assets and liabilities would decrease 0.02%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net economic value of our assets and liabilities would increase by 9.5%.

Financial Derivatives

The Company enters into financial derivatives in order to mitigate exposure to interest rate risks related to its interest-earning assets and interest-bearing liabilities. The Company has received rights to acquire stock in the form of warrants as an adjunct to its high technology lending relationships. The warrants in public companies with a cashless exercise provisions qualify as derivatives under SFAS No. 133. Those warrants that qualify as derivatives are carried at fair value and are included in other assets on the consolidated balance sheets with the change in fair value included in current earnings. The Company recognizes all derivatives on the balance sheet at fair value. Fair value is based on dealer quotes or quoted prices from instruments with similar characteristics. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivatives are reflected in current earnings, together with changes in the fair value of the related hedged item, if there is a highly effective correlation between changes in the fair value of the derivatives and changes in the fair value of the hedged item. If there is not a highly effective correlation, then only the changes in the fair value of the derivatives are reflected in the Company’s financial statements.

On March 21, 2000, the Company entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge was to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which matured on March 21, 2005. Amounts paid or received on the interest rate swap were reclassified into earnings upon the receipt of interest payments in the underlying hedged loans, including amounts totaling $0.2 million that were reclassified into earnings during the quarter ended March 31, 2005, and $0.3 million that were reclassified into earnings during the quarter ended March 31, 2004.

In 2004, the Bank entered into $85.4 million of interest rate swaps terminating in 2009 that could also be terminated after two years at the election of the counterparty (swaptions) to mitigate risks associated with changes to the fair value of a like amount of fixed rate certificates of deposit (Five Year CDs) that have similar call features. All of these swaptions were initially designated as fair value hedges against the Five Year CDs and the Bank expected a highly effective correlation between changes in the fair values of the swapations and changes in the fair value of the Five Year CDs. However, at December 31, 2004, there was a highly effective correlation for only one group of Five Year CDs with a principal amount of $13.9 million and an unrealized gain of $0.1 million. The unrealized loss on the swaptions and the unrealized gain on the $13.9 million of Five Year CDs were recorded in income for 2004. The unrealized loss on the ineffective swaptions at December 31, 2004, of $50,000 was recorded in income for 2004.

In 2004, the Bank entered into $25.7 million of swaptions terminating in 2007 that could also be terminated after one year at the election of the counterparty to mitigate risks associated with changes to the fair value of a like amount of fixed rate certificates of deposit (Three Year CDs) that have similar call features. All of these swaptions were initially designated as fair value hedges against a like amount of Three Year CDs and the Bank expected a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Three Year CDs. However, at December 31, 2004, the fair value of these swaptions, which did not have a highly effective correlation with changes in the fair value of the Three Year CDs, was an unrealized loss of $33,000, which was recorded in income for 2004.

On January 18, 2005, the Bank terminated the $111.1 million of swaptions by making a cash payment of $485,000 and recording a loss of $316,000 which reflected the decrease in the fair value during 2005. At the same time, the Company entered into five new swaptions to mitigate risks associated with changes to the fair value of the Five Year CDs and Three Year CDs. At the inception of the new hedges, the Company received a cash payment of $589,000 to enter into these swaptions, which reflected the fair value of the swaptions on that date and which the Company recorded as a liability.

To mitigate risks associated with changes to the fair value of $85.6 million of Five Year CDs, on January 18, 2005, the Bank entered into swaptions that will terminate in 2009 and that can also be terminated after two years from the initial issuance of the Five Year CD’s at the election of the counterparty. For the initial term of the swaptions, the Bank will receive interest at a weighted average fixed rate of 3.03% and will pay interest at a rate of LIBOR less 12.5 basis points. If the swaptions are not terminated in 2006, then the Bank will receive interest at a weighted average rate of

5.86% and pay interest at a rate of LIBOR less 12.5 basis points for the last three years of the swap term. All of these swaptions were initially designated as fair value hedges and the Bank expects a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Five Year CDs. As of March 31, 2005, all of these swaptions were highly effective. The net increase in the unrealized loss on the swaptions of $546,000 and the net change in the unrealized gain on the Five Year CDs of $527,000 have been recorded in income for the first quarter of 2005.

To mitigate risks associated with changes to the fair value of $25.8 million of Three Year CDs, on January 18, 2005, the Bank entered into swaptions that will terminate in 2007 and that can also be terminated after one year from the initial issuance of the Three Year CDs at the election of the counterparty. For the initial term of the swaptions, the Bank will receive interest at a weighted average fixed rate of 2.39% and will pay interest at a rate of LIBOR less 12.5 basis points. If the swaptions are not terminated in 2005, then the Bank will receive interest at a weighted average rate of 3.85% and pay interest at a rate of LIBOR less 12.5 basis points for the last two years of the swap term. All of these swaptions were initially designated as fair value hedges and the Bank expects a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Three Year CDs. As of March 31, 2005, all of these swaptions were highly effective. The net increase in the unrealized loss on the swaptions of $132,000 and the net change in the unrealized gain on the Three Year CDs of $135,000 have been recorded in income for the first quarter of 2005.

The periodic net settlement of swaptions is recorded as an adjustment to net interest income. These swaptions increased net interest income by $26,000 for the quarter ended March 31, 2005. There was no swaptions adjustment to net interest income for the same quarter a year ago.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2005 - January 31, 2005)	None			$6,190,000
Month #2 (February 1, 2005 - February 28, 2005)	23,440	$35.51	23,440	$5,359,000
Month #3 (March 1, 2005 - March 31, 2005)	None			1,170,126	(1)

Total	23,440	$35.51	23,440	1,170,126

(1)	The maximum number of shares that may yet be purchased under the Plans or Program has been determined by dividing the remaining stock repurchase authorization under the Company’s April 2001 stock repurchase program by the March 31, 2005 closing stock price of $31.50 plus the additional 1.0 million shares under the Company’s March 2005 stock repurchase program.

In April 2001, the Board of Directors approved a stock repurchase program of up to $15 million of our common stock. Cumulatively through March 31, 2005, the Company has repurchased 663,220 shares of our common stock for $9.64 million. There were 23,440 shares repurchased for $831,000, or $35.51 per share, during the first quarter of 2005.

On March 18, 2005, the Board of Directors approved the repurchase of up to an aggregate of one million shares of its common stock following completion of the Company’s April 2001 stock repurchase plan.

The maximum number of shares that may yet be purchased under existing Plans or Programs was 1.2 million shares as of March 31, 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(i)	Exhibit 10.7 Agreement dated March 22, 2005, between Cathay General Bancorp and Mr. Dunson K. Cheng, Chairman, President, and Chief Executive Officer.

(ii)	Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iii)	Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iv)	Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(v)	Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp
(Registrant)

Date: May 10, 2005	By	/s/ Dunson K. Cheng
Dunson K. Cheng
Chairman, President, and Chief Executive Officer

Date: May 10, 2005	By	/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and Chief Financial Officer