Form 10-Q
period 2005-06-30
CATHAY GENERAL BANCORP
filed 2005-08-09
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Common stock, $.01 par value, 50,132,426 shares outstanding as of July 29, 2005.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

2ND QUARTER 2005 REPORT ON FORM 10-Q

Forward-Looking Statements

In this quarterly report on Form 10-Q, the term “Bancorp” refers to Cathay General Bancorp and the “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to the Bancorp and the Bank collectively. The statements in this report include forward-looking statements regarding management’s beliefs, projections, and assumptions concerning future results and events. These forward-looking statements may, but do not necessarily, include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue” or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, adverse developments, or conditions related to or arising from:

•	the Company’s ability to realize the benefits of the merger with GBC Bancorp

•	expansion into new market areas;

•	fluctuations in interest rates;

•	demographic changes;

•	increases in competition;

•	deterioration in asset or credit quality;

•	earthquake or other natural disasters affecting the condition of real estate collateral;

•	changes in the availability of capital;

•	legislative and regulatory developments such as the potential effects of California tax legislation enacted in late 2003 and the subsequent Franchise Tax Board announcement on December 31, 2003, regarding the taxation of real estate investment trusts and registered investment companies and of the memorandum of understanding between the Bank and the Federal Deposit Insurance Corporation relating to the Bank’s compliance with certain provisions of the Bank Secrecy Act;

•	changes in business strategy, including the formation of a real estate investment trust (REIT); and

•	general economic or business conditions in California and other regions where the Bank has operations such as the impact of the California budget deficit.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	June 30, 2005	December 31, 2004	% change
Assets
Cash and due from banks	$90,715	$86,133	5
Securities available-for sale, at fair value (amortized cost of $1,439,437 in 2005 and $1,811,891 in 2004)	1,437,382	1,817,942	(21)
Loans	4,182,321	3,831,988	9
Less: Allowance for loan losses	(61,199)	(62,880)	(3)
Unamortized deferred loan fees, net	(11,327)	(11,644)	(3)

Loans, net	4,109,795	3,757,464	9
Affordable housing investments, net	49,272	45,145	9
Premises and equipment, net	34,166	33,421	2
Customers’ liability on acceptances	20,341	14,368	42
Accrued interest receivable	21,181	21,712	(2)
Goodwill	240,697	241,013	(0)
Other intangible assets, net	44,336	47,494	(7)
Other assets	25,417	33,313	(24)

Total assets	$6,073,302	$6,098,005	(0)

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$692,421	$674,791	3
Interest-bearing deposits:
NOW deposits	245,424	253,767	(3)
Money market deposits	502,899	588,526	(15)
Savings deposits	392,042	418,041	(6)
Time deposits under $100	624,428	539,811	16
Time deposits of $100 or more	2,371,546	2,120,201	12

Total deposits	4,828,760	4,595,137	5

Federal funds purchased and securities sold under agreement to repurchase	85,000	91,000	(7)
Advances from the Federal Home Loan Bank	275,000	545,000	(50)
Other borrowings	27,780	17,116	62
Junior subordinated notes	53,946	53,916	0
Acceptances outstanding	20,341	14,368	42
Minority interest in consolidated subsidiary	8,501	8,620	(1)
Other liabilities	39,155	56,855	(31)

Total liabilities	5,338,483	5,382,012	(1)

Commitments and contingencies	—	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares Authorized, none issued	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 51,477,873 issued and 50,099,511 outstanding in 2005 and 51,317,716 issued and 50,677,896 outstanding in 2004	515	513	0
Additional paid-in-capital	414,326	396,881	4
Unearned compensation	(22,691)	(11,826)	92
Accumulated other comprehensive income (loss), net	(1,191)	3,627	(133)
Treasury stock, at cost (1,378,362 shares in 2005 and 639,820 shares in 2004)	(33,311)	(8,810)	278
Retained earnings	377,171	335,608	12

Total stockholders’ equity	734,819	715,993	3

Total liabilities and stockholders’ equity	$6,073,302	$6,098,005	(0)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2005	2004	2005	2004
INTEREST INCOME
Interest on loans	$67,268	$47,770	128,522	93,229
Interest on securities available-for-sale - taxable	15,948	17,093	34,180	34,659
Interest on securities available-for-sale - nontaxable	940	921	1,923	1,820
Dividend income	203	86	303	200
Interest on federal funds sold and securities purchased under agreements to resell	190	27	211	77
Interest on deposits with banks	102	35	180	65

Total interest income	84,651	65,932	165,319	130,050

INTEREST EXPENSE
Time deposits of $100 or more	12,663	7,391	22,854	14,625
Other deposits	8,589	3,932	15,456	7,665
Other borrowed funds	4,211	2,412	9,057	4,494

Total interest expense	25,463	13,735	47,367	26,784

Net interest income before provision for loan losses	59,188	52,197	117,952	103,266
Provision (reversal) for loan losses	(500)	—	500	—

Net interest income after provision for loan losses	59,688	52,197	117,452	103,266

NON-INTEREST INCOME
Securities gains, net	745	1,420	1,122	1,218
Letters of credit commissions	1,001	1,223	2,036	2,225
Depository service fees	1,385	1,654	2,896	3,296
Gain on sale of premises and equipment	—	—	958	—
Other operating income	2,308	2,243	4,440	4,182

Total non-interest income	5,439	6,540	11,452	10,921

NON-INTEREST EXPENSE
Salaries and employee benefits	13,021	12,624	25,442	24,567
Occupancy expense	2,168	1,804	4,177	3,933
Computer and equipment expense	1,825	1,817	3,574	3,850
Professional services expense	1,863	1,713	3,386	3,245
FDIC and State assessments	244	263	496	533
Marketing expense	695	516	1,155	1,215
Other real estate owned expense	1	39	(103)	516
Operations of affordable housing investments	946	646	1,965	1,395
Amortization of core deposit intangibles	1,404	1,333	3,146	2,667
Other operating expense	1,797	1,928	3,569	4,007

Total non-interest expense	23,964	22,683	46,807	45,928

Income before income tax expense	41,163	36,054	82,097	68,259
Income tax expense	15,429	13,910	31,403	26,212

Net income	25,734	22,144	50,694	42,047

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during the period	8,260	(22,712)	(4,799)	(14,547)
Unrealized losses on cash flow hedge derivatives	—	(367)	(120)	(369)
Less: reclassification adjustments included in net income	(818)	1,584	(101)	1,870

Total other comprehensive income (loss), net of tax	9,078	(24,663)	(4,818)	(16,786)

Total comprehensive income (loss)	$34,812	$(2,519)	$45,876	$25,261

Net income per common share:
Basic	$0.51	$0.44	$1.00	$0.85
Diluted	$0.51	$0.44	$0.99	$0.84
Cash dividends paid per common share	$0.09	$0.07	$0.18	$0.14
Basic average common shares outstanding	50,497,321	49,762,348	50,601,527	49,716,824
Diluted average common shares outstanding	50,868,919	50,319,188	51,038,046	50,252,246

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,694	42,047
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	—
Provision for losses on other real estate owned	—	400
Deferred tax provision	1,850	11,559
Depreciation	1,482	1,438
Net gains on sale of other real estate owned	(155)	—
Net gains on sale of loans	(228)	(465)
Proceeds from sale of loans	3,260	6,518
Write-down on venture capital investments	653	302
Gain on sales and calls of securities available-for-sale	(1,775)	(1,520)
Other non-cash interest	618	(1,406)
Amortization/accretion of securities available-for-sale premiums/discounts, net	3,199	4,615
Amortization of intangibles	3,210	2,667
Tax benefits from stock options	714	838
Stock based compensation expense	2,826	1,473
Gain on sale of premises and equipment	(958)	—
Increase in deferred loan fees, net	(317)	(721)
Decrease in accrued interest receivable	531	1,895
Decrease/(increase) in other assets, net	9,918	(18,201)
Decrease in other liabilities	(18,643)	(11,692)

Net cash provided by operating activities	57,379	39,747

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(8,544)	(462,353)
(Purchase) redemption of Federal Home Loan Bank stock, net	(3,102)	1,970
Proceeds from maturity and call of investment securities available-for-sale	9,777	103,341
Proceeds from sale of investment securities available-for-sale	40,332	29,117
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	332,469	259,111
Net increase in loans	(357,147)	(232,973)
Purchase of premises and equipment	(3,750)	(474)
Proceeds from sales of premises and equipment	2,481	—
Proceeds from sale of other real estate owned	1,124	—
Net increase in affordable housing investments	(3,363)	(4,788)
Acquisition of GBC	(32)	(7,241)

Net cash provided (used) in investing activities	10,245	(314,290)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand deposits, NOW accounts, money market and saving deposits	(102,339)	(18,535)
Net increase in time deposits	336,006	99,737
Net decrease in federal funds purchased and securities sold under agreement to repurchase	(6,000)	(17,500)
Borrowings from Federal Home Loan Bank	350,000	590,000
Repayment of borrowings from Federal Home Loan Bank	(620,000)	(418,000)
Increase in other borrowings	10,000	—
Repayment of other borrowings	—	(20,000)
Cash dividends	(9,131)	(6,955)
Issuance/(buy-back) of minority interest in consolidated subsidiary	(119)	4,208
Proceeds from shares issued to dividend reinvestment plan	1,413	1,338
Proceeds from exercise of stock options	1,629	1,705
Purchases of treasury stock	(24,501)	—

Net cash (used) provided by financing activities	(63,042)	215,998

Increase/(decrease) in cash and cash equivalents	4,582	(58,545)
Cash and cash equivalents, beginning of the year	86,133	193,699

Cash and cash equivalents, end of the year	$90,715	$135,154

Supplemental disclosure of cash flows information
Cash paid during the period:
Interest	$45,215	$28,762
Income taxes	$49,582	$39,618
Non-cash investing and financing activities:
Net change in unrealized holding gains (losses) on securities available-for-sale, net of tax	$(4,698)	$(16,417)
Unrealized losses on cash flow hedging derivatives, net of tax	$(120)	$(369)
Transfers of loans to other real estate owned	$969	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business

Cathay General Bancorp (the “Bancorp”) is the holding company for Cathay Bank (the “Bank”), five limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc., (together the “Company” or “we”, “us,” or “our”). The Bancorp also owns 100% of the common stock of three statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As part of its integration and expansion plan to efficiently serve its customers, the Bank consolidated the two Massachusetts branches into one location on April 29, 2005, and opened the fourth branch in New York on May 12, 2005. As of June 30, 2005, the Bank operates twenty branches in Southern California, nine branches in Northern California, one branch in Washington State, four branches in New York State, one branch in Massachusetts, and one branch in Houston, Texas, plus representative offices in Taipei, Hong Kong, and Shanghai.

2. Merger with GBC Bancorp and Related Acquisition Reserves

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

The Company recorded as part of the purchase price estimated lease termination costs of $1.3 million and severance and contract termination costs of $0.8 million. At June 30, 2005, approximately $0.2 million of these costs remain unpaid. During 2005, goodwill was decreased $0.3 million due to the receipt of a Federal income tax refund for the year 2000 and an adjustment of deferred taxes for a GBC Bancorp subsidiary.

3. Basis of Presentation

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

4. Recent Accounting Pronouncements

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This EITF describes a model involving three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than-temporary, and (3) recognize the impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. In September 2004, the FASB approved the deferral of the effective date for the measurement provisions of EITF No. 03-1 until the finalization of a FASB Staff Position to provide additional implementation guidance. On July 8, 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment.

In December 2004, the FASB revised SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this Statement will become effective for the Company commencing on January 1, 2006. SFAS No. 123R requires companies adopting SFAS No. 123R to select either the modified prospective or modified retrospective transition method. On January 1, 2003, the Company adopted prospectively the provisions for SFAS No. 123 and began recognizing compensation expense ratably in the income statement, based on the estimated fair value of all awards granted to employees after January 1, 2003. SFAS No. 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. Currently, the Company recognizes forfeitures as they occur. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154). SFAS 154 requires retroactive application for voluntary changes in accounting principle unless it is impracticable to do so. SFAS No. 154 distinguishes between retrospective application for changes in accounting principle and restatement for correction of an error. SFAS No. 154 is effective for accounting changes and correction of errors made for fiscal years ending after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In June, 2005, the FASB approved EITF 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights”. EITF 04-5 presumes that a sole general partner in a limited partnership controls the limited partnership and, therefore, should include the limited partnership in its consolidated financial statements. The presumption of control is overcome if the limited partners have (a) the substantive ability to remove the sole general partner or otherwise dissolve the limited partnership or (b) substantive participating rights. The Company has not completed its analysis to determine the impact to the Company’s consolidated financial statements from adoption of this standard.

In July 2005, the FASB issued an exposure draft for a proposed interpretation “Accounting for Uncertain Tax Positions” (Proposed Interpretation). The Proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. The Proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. Only tax positions that meet the probable recognition threshold at that date may be recognized. The Company has not completed its analysis to determine the impact to the Company if the Proposed Interpretation were to be approved by the FASB.

5. Derivative Financial Instruments

The Company enters into financial derivatives in order to mitigate exposure to interest rate risks related to its interest-earning assets and interest-bearing liabilities. The Company has received rights to acquire stock in the form of warrants as an adjunct to its high technology lending relationships. The warrants in public companies with cashless exercise provision qualify as derivatives under SFAS No. 133. The Company recognizes all derivatives on the balance sheet at fair value. Those warrants that qualify as derivatives are carried at fair value and are included in other assets on the consolidated balance sheets with the change in fair value included in current earnings. Fair value is based on dealer quotes or quoted prices from instruments with similar characteristics. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivatives are reflected in current earnings, together with changes in the fair value of the related hedged item, if there is a highly effective correlation between changes in the fair value of the derivatives and changes in the fair value of the hedged item. If there is not a highly effective correlation, then only the changes in the fair value of the derivatives are reflected in the Company’s financial statements.

On March 21, 2000, the Company entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge was to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which matured on March 21, 2005. Amounts paid or received on the interest rate swap were reclassified into earnings upon the receipt of interest payments in the underlying hedged loans, including amounts totaling $0.3 million that were reclassified into earnings during the quarter ended June 30, 2004. There were no such earnings during the quarter ended June 30, 2005. The amount reclassified into earnings were $0.2 million and $0.5 million during the first six months ended June 30, 2005 and June 30, 2004, respectively.

In 2004, the Bank entered into $85.4 million of interest rate swaps terminating in 2009 that could be terminated after two years at the election of the counterparty (swaptions) to mitigate risks associated with changes to the fair value of a like amount of fixed rate certificates of deposit (Five Year CDs) that have similar call features. All of these swaptions were initially designated as fair value hedges against the Five Year CDs and the Bank expected a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Five Year CDs. However, at December 31, 2004, there was a highly effective correlation for only one group of Five Year CDs with a principal amount of $13.9 million and an unrealized gain of $0.1 million. The unrealized loss on the swaptions and the unrealized gain on the $13.9 million of Five Year CDs were recorded in income for 2004. The unrealized loss on the ineffective swaptions at December 31, 2004, of $50,000 was recorded in income for 2004.

In 2004, the Bank also entered into $25.7 million of swaptions terminating in 2007 that could be terminated after one year at the election of the counterparty to mitigate risks associated with changes to the fair value of a like amount of fixed rate certificates of deposit (Three Year CDs) that have similar call features. All of these swaptions were initially designated as fair value hedges against a like amount of Three Year CDs and the Bank expected a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Three Year CDs. However, at December 31, 2004, the fair value of these swaptions, which did not have a highly effective correlation with changes in the fair value of the Three Year CDs, was an unrealized loss of $33,000, which was recorded in income for 2004.

On January 18, 2005, the Bank terminated the $111.1 million of swaptions entered in 2004 by making a cash payment of $485,000 and recording a loss of $316,000 which reflected the decrease in the fair value during 2005.

To mitigate risks associated with changes to the fair value of $85.6 million of Five Year CDs, on January 18, 2005, the Bank entered into swaptions that will terminate in 2009 and that can also be terminated after two years from the initial issuance of the Five Year CD’s at the election of the counterparty in exchange for a cash payment of $425,000. For the initial term of the swaptions, the Bank will receive interest at a weighted average fixed rate of 3.03% and will pay interest at a rate of LIBOR less 12.5 basis points. If the swaptions are not terminated in 2006, then the Bank will receive interest at a weighted average rate of 5.86% and pay interest at a rate of LIBOR less 12.5 basis points for the last three years of the swap term. All of these swaptions were initially designated as fair value hedges and the Bank expects a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Five Year CDs. As of June 30, 2005, all of these swaptions were highly effective. The net increase in the unrealized gain on the swaptions of $334,000 and the net change in the unrealized loss on the Five Year CDs of $320,000 have been recorded in income for the second quarter of 2005. The net increase in the unrealized loss on the swaptions of $212,000 and the net change in the unrealized gain on the Five Year CDs of $207,000 have been recorded in income for the six months of 2005.

To mitigate risks associated with changes to the fair value of $25.8 million of Three Year CDs, on January 18, 2005, the Bank entered into swaptions that will terminate in 2007 and that can also be terminated after one year from the initial issuance of the Three Year CDs at the election of the counterparty in exchange for a cash payment of $163,000. For the initial term of the swaptions, the Bank received interest at a weighted average fixed rate of 2.39% and will pay interest at a rate of LIBOR less 12.5 basis points. If the swaptions were not terminated in 2005, then the Bank would receive interest at a weighted average rate of 3.85% and pay interest at a rate of LIBOR less 12.5 basis points for the last two years of the swap term. All of these swaptions were initially designated as fair value hedges and were highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Three Year CDs. On May 9, 2005, the Company terminated the $25.8 million swaptions related to the Three Year CDs in exchange for a cash payment of $163,000. The changes in fair values of the Three Year CD’s and the $25.8 million swaptions were recorded in income through the date the swaptions were terminated. This included a net realized gain on the swaptions of $137,000 and the net realized loss on the Three Year CDs of $135,000 have been recorded in income for the second quarter of 2005. The net realized gain or loss was zero on the swaptions and zero for the Three Year CD’s for the first six months of 2005.

The periodic net settlement of swaptions is recorded as an adjustment to net interest income. These swaptions increased net interest income by $8,000 for the quarter and $94,000 for the six months ended June 30, 2005. There was no swaptions adjustment to net interest income for the same quarter and same six-month period a year ago.

In April 2005, the Bank took in a total of $8.9 million in one year certificates of deposit that pay a minimum interest of 0.5% plus additional interest tied to 60% of the appreciation of four foreign currencies against the US dollar. Under SFAS No. 133, a certificate of deposit that pays interest based on changes in exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit). The fair value of the embedded derivative at June 30, 2005 was $170,000 and is included in interest-bearing deposits in the consolidated balance sheet. The Bank purchased two currency options with a fair value at June 30, 2005, of $114,000 to manage its exposure to the appreciation of two of these foreign currencies. For the quarter ended June 30, 2005, the net impact on the consolidated statement of income related to these currency linked certificates of deposit was less than $25,000.

6. Earnings per Share

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

For the three months and six months ended June 30, 2005 there were outstanding stock options to purchase an additional 1.8 million shares and 1.5 million shares, respectively, of common stock and, for each of the three months and six months ended June 30, 2004, there were outstanding stock options to purchase 1.3 million shares, that were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

The following table sets forth basic and diluted earnings per share calculations:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except share and per share data)	2005	2004	2005	2004
Net income	$25,734	$22,144	$50,694	$42,047
Weighted-average shares:
Basic weighted-average number of common shares outstanding	50,497,321	49,762,348	50,601,527	49,716,824
Dilutive effect of weighted-average outstanding common shares equivalents	371,598	556,840	436,519	535,422

Diluted weighted-average number of common shares outstanding	50,868,919	50,319,188	51,038,046	50,252,246

Earnings per share:
Basic	$0.51	$0.44	$1.00	$0.85
Diluted	$0.51	$0.44	$0.99	$0.84

7. Stock-Based Compensation

Prior to 2003, the Company used the intrinsic-value method to account for stock-based compensation. Accordingly, no expense was recorded in periods prior to 2003 because the exercise prices did not exceed the market prices on the grant dates. In 2003, the Company adopted prospectively the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123,” and began recognizing the expense associated with stock options granted beginning in 2003 using the fair value method, which resulted in charges to salaries and employee benefits of $1.8 million for the second quarter of June 2005 and $754,000 for the second quarter of 2004. The compensation expense associated with stock options granted was $2.8 million for the six months ended June 2005 and $1.5 million for the six months ended June 2004. Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date, and is recognized as an expense over the vesting period of the grant. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. Since compensation cost is measured at the grant date, the only variable whose change would impact expected compensation expense recognized in future periods under SFAS No. 123 for existing grants is actual forfeitures.

Under SFAS No. 123, the weighted average per share fair value on the date of grant of the options granted during the first six months of 2005 was $12.83, and $6.80 for the first six months of 2004. For options granted during 2005, the Company has estimated the expected life of the options based on the average of the contractual period and the vesting period. For options granted during 2004, the Company has estimated the expected life of the options to be four years. Fair value under SFAS No. 123 is determined using the Black-Scholes option pricing model with the following assumptions:

	Six months ended June 30,
	2005	2004
Expected life - number of years	6.23	4.00
Risk-free interest rate	4.00%	2.75%
Volatility	34.40%	27.29%
Dividend yield	1.20%	0.97%

If the compensation cost for the Company’s stock option plan had been determined with the fair value at the grant dates for all awards under the Plan consistent with the method of SFAS No. 123, as amended, the Company’s net income and earnings per share for the three months and the six months ended June 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$25,734	$22,144	$50,694	$42,047
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,058	438	1,638	854
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,120)	(510)	(1,762)	(999)

Pro forma net income	$25,672	$22,072	$50,570	$41,902

Earnings per share:
Basic – as reported	$0.51	$0.44	$1.00	$0.85
Basic – pro forma	0.51	0.44	1.00	0.84
Diluted – as reported	0.51	0.44	0.99	0.84
Diluted – pro forma	0.50	0.44	0.99	0.83

8. Commitments and Contingencies

In the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans, or through commercial or standby letters of credit, and financial guarantees. Those instruments represent varying degrees of exposure to risk in excess of the amounts included in the accompanying condensed consolidated balance sheets. The contractual or notional amount of these instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the level of expected losses, if any.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

(In thousands)	At June 30, 2005	At December 31, 2004
Commitments to extend credit	$1,536,259	$1,570,425
Investment commitments	37,706	39,801
Standby letters of credit	60,319	47,901
Other letters of credit	74,491	74,628
Bill of lading guarantee	276	217

Total	$1,709,051	$1,732,972

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

9. Line of Credit

On May 31, 2005, Cathay General Bancorp entered into a $30.0 million 364-day revolving loan agreement with another commercial bank bearing an interest rate of LIBOR plus 90 basis points. At June 30, 2005, $10.0 million was outstanding with a rate of 4.25% under this loan.

10. Regulatory Matters

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

11. Regulated Investment Company

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions. While the Company continues to believe that the tax benefits recorded in three prior years with respect to its RIC were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative – Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. As of June 30, 2005, the Company reflected a $12.1 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $7.9 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $7.9 million net state tax receivable after giving effect to Federal tax benefits.

12. Stock Repurchase Program

On March 18, 2005, the Company announced that its Board of Directors had approved a new stock repurchase program to buyback up to an aggregate of one million shares of the Company’s common stock following the completion of the Company’s current stock buyback authorization. During the second quarter, the Company repurchased 166,845 shares for $5.4 million at an average price of $32.12 to complete the Company’s previous stock buyback program. Also during the second quarter, the Company repurchased 548,297 shares for $18.3 million at an average cost of $33.40 under the March 2005 stock buyback program. At June 30, 2005, 451,703 shares remain under the Company’s March 2005 stock buyback authorization.

For the first six months of 2005, the Company repurchased an aggregate 738,542 shares for $24.5 million, or $33.18 cost per share under both April 2001 repurchase program and March 2005 repurchase program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is given based on the assumption that the reader has access to and has read the Annual Report on Form 10-K for the year ended December 31, 2004, of Cathay General Bancorp (“Bancorp”) and its wholly-owned subsidiary Cathay Bank (the “Bank” and, together, the “Company” or “we”, “us,” or “our”).

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans; management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described under the heading “Accounting for the allowance for loan losses” in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

SECOND QUARTER HIGHLIGHTS

•	Second quarter earnings increased $3.6 million, or 16.2%, compared to the same quarter a year ago.

•	Fully diluted earnings per share reached $0.51, increasing 15.9% compared to the same quarter a year ago.

•	Gross loans increased from March 31, 2005, by $169.6 million, or 4.2%.

•	Deposits increased by $150.1 million, or 3.2%, from March 31, 2005.

•	Return on average stockholders’ equity was 14.07% for the quarter ended June 30, 2005, unchanged from the quarter ended March 31, 2005.

•	Return on average assets was 1.68% for the quarter ended June 30, 2005, compared to 1.65% for the quarter ended March 31, 2005.

•	Non-performing loans decreased $2.2 million, or 12.1%, from March 31, 2005.

•	Net interest margin on a fully taxable equivalent basis was 4.22% compared to 4.02% for the same quarter a year ago and 4.22% for the first quarter of 2005.

•	Efficiency ratio was 37.1% for the second quarter of 2005 compared to 35.3% in the first quarter of 2005 and 38.6% in the second quarter of 2004.

•	Repurchased 715,142 shares during the second quarter at an average cost of $33.10 per share.

Income Statement Review

Net Income

Net income for the second quarter of 2005 was $25.7 million, or $0.51 per diluted share, a $3.6 million, or 16.2%, increase compared with net income of $22.1 million or $0.44 per diluted share for the same quarter a year ago. Return on average stockholders’ equity was 14.07% and return on average assets was 1.68% for the second quarter of 2005 compared with a return on average stockholders’ equity of 13.88% and a return on average assets of 1.55% for the three months ended June 30, 2004.

Financial Performance

(In thousands, except per share data)	Second Quarter 2005	Second Quarter 2004
Net income	$25,734	$22,144
Basic earnings per share	$0.51	$0.44
Diluted earnings per share	$0.51	$0.44
Return on average assets	1.68%	1.55%
Return on average stockholders’ equity	14.07%	13.88%
Efficiency ratio	37.08%	38.62%
Total average assets	$6,142,639	$5,731,908
Total average stockholders’ equity	$733,666	$641,866

Net Interest Income Before Provision for Loan Losses

Net interest income before provision for loan losses increased to $59.2 million during the second quarter of 2005, or 13.4% higher than the $52.2 million during the same quarter a year ago. The increase was due primarily to the strong growth in loans.

The net interest margin, on a fully taxable-equivalent basis, was 4.22% for both the first quarter and second quarter 2005. The net interest margin increased from 4.02% in the second quarter of 2004, primarily as a result of increases in short term interest rates.

For the second quarter of 2005, the interest rate earned on our average interest-earning assets was 6.01% on a fully taxable-equivalent basis, and our cost of funds on average interest-bearing liabilities equaled 2.20%. In comparison, for the second quarter of 2004, the interest rate earned on our average interest-earning assets was 5.06% and our cost of funds on average interest-bearing liabilities equaled 1.27%.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin were as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Three months ended June 30,	2005			2004
Taxable-equivalent basis (Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)(2)
Interest Earning Assets
Loans (1)	$4,063,720	$67,268	6.64%	$3,478,180	$47,770	5.52%
Taxable securities available-for-sale	1,481,568	15,948	4.32	1,675,233	17,062	4.10
Tax-exempt securities available-for-sale (3)	104,517	1,726	6.62	105,219	1,583	6.05
Interest bearing deposits	9,178	102	4.47	5,900	35	2.39
Federal funds sold & securities purchased under agreements to resell	25,730	190	2.95	16,462	27	0.66

Total interest-earning assets	5,684,713	85,234	6.01	5,280,994	66,477	5.06

Non-interest earning assets
Cash and due from banks	85,925			102,065
Other non-earning assets	444,987			424,833

Total non-interest earning assets	530,912			526,898
Less: Allowance for loan losses	(61,956)			(65,907)
Unamortized deferred loan fees	(11,030)			(10,077)

Total assets	$6,142,639			$5,731,908

Interest-bearing liabilities:
Interest-bearing demand deposits	$246,533	$318	0.52	$274,768	$167	0.24
Money market deposits	534,812	1,583	1.19	598,451	1,077	0.72
Savings deposits	398,181	398	0.40	423,052	317	0.30
Time deposits	2,924,412	18,953	2.60	2,465,099	9,762	1.59

Total interest-bearing deposits	4,103,938	21,252	2.08	3,761,370	11,323	1.21

Federal funds purchased and securities sold under agreement to repurchase	32,280	243	3.01	56,560	321	2.28
Other borrowings	448,813	3,115	2.78	461,726	1,527	1.33
Junior subordinated notes	53,937	853	6.34	53,877	564	4.21

Total interest-bearing liabilities	4,638,968	25,463	2.20	4,333,533	13,735	1.27

Non-interest bearing liabilities:
Demand deposits	688,583			659,806
Other liabilities	81,422			96,703
Stockholders’ equity	733,666			641,866

Total liabilities and stockholders’ equity	$6,142,639			$5,731,908

Net interest spread (4)			3.81%			3.79%

Net interest income (4)		$59,771			$52,742

Net interest margin (4)			4.22%			4.02%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.

(2)	Calculated by dividing net interest income by average outstanding interest-earning assets

(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%

(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%

Taxable-Equivalent Net Interest Income - Changes Due to Rate and Volume(1)

	Three months ended June 30, 2005-2004 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-Earning Assets:
Loans	$8,864	$10,634	$19,498
Taxable securities available-for-sale	(2,022)	908	(1,114)
Tax-exempt securities available-for-sale (2)	(10)	153	143
Interest bearing deposits	26	41	67
Federal funds sold and securities purchased under agreement to resell	23	140	163

Total increase in interest income	6,881	11,876	18,757

Interest-Bearing Liabilities:
Interest bearing demand deposits	(19)	170	151
Money Market deposits	(125)	631	506
Savings deposits	(20)	101	81
Time deposits	2,092	7,099	9,191
Federal funds purchased and securities sold under agreements to repurchase	(163)	85	(78)
Other borrowings	(44)	1,632	1,588
Junior subordinated notes	1	288	289

Total increase in interest expense	1,722	10,006	11,728

Changes in net interest income	$5,159	$1,870	$7,029

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Provision for Loan Losses

The provision for loan losses was a negative $500,000 for the second quarter of 2005 compared to a $1.0 million provision for loan losses for the first quarter of 2005 and to no provision for the second quarter of 2004. The negative provision for loan losses was based on the review of the adequacy of the allowance for loan losses at June 30, 2005, which was favorably impacted by the net recoveries as well as the payoff of a number of loans with credit weaknesses during the second quarter of 2005. The provision for loan losses represents the charge or credit against current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb loan losses inherent in the Company’s loan portfolio. The following table summarizes the charge-offs and recoveries for the quarters shown:

	For the three months ended,
(In thousands)	June 30, 2005	March 31, 2005	June 30, 2004
Charge-offs	$270	$3,661	$106
Recoveries	430	1,320	311

Net Charge-offs (Recoveries)	$(160)	$2,341	$(205)

Non-Interest Income

Non-interest income, which includes revenues from service charges on deposit accounts, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $5.4 million for the second quarter of 2005, a decrease of $1.1 million, or 16.8%, compared to the non-interest income of $6.5 million for the second quarter of 2004.

For the second quarter of 2005, the Company recorded net securities gains of $745,000 compared to $1.4 million of net gains for the same quarter in 2004.

Letters of credit commissions decreased $222,000, or 18.2%, from $1.2 million in the second quarter of 2004 to $1.0 million in the second quarter of 2005 due in part to lower letter of credit volumes. Depository service fees decreased $269,000, or 16.3%, from $1.7 million in the second quarter of 2004 to $1.4 million in the second quarter of 2005 due to the increases in short term interest rates which resulted in lower account analysis fees collected from depositors. Other operating income increased $65,000, or 2.9%, from $2.2 million in the second quarter of 2004 to $2.3 million in the second quarter of 2005.

Non-Interest Expense

Non-interest expense increased $1.3 million, or 5.6%, to $24.0 million in the second quarter of 2005 compared to the same quarter a year ago primarily due to increases in salaries and employee benefits expenses, occupancy expenses and operations of affordable housing investments. The efficiency ratio was 37.08% for the second quarter of 2005 compared to 38.62% in the year ago quarter. Salaries and employee benefits increased $397,000, or 3.1%, from $12.6 million in the second quarter of 2004 to $13.0 million in the second quarter of 2005 due primarily to higher expense for stock options as well as annual merit increases for officers effective April 1, 2005. Occupancy expense increased by $364,000, or 20.2%, from $1.8 million in the second quarter of 2004 to $2.2 million in the second quarter of 2005, due primarily to the addition of two new branches and the write-off of leasehold improvements for two closed branches. Professional services expenses increased $150,000, or 8.8%, from $1.7 million in the second quarter of 2004 to $1.9 million in the second quarter of 2005 due primarily to increases in external auditing expenses and legal expenses. Expenses from operations of affordable housing investments increased $300,000, or 46.4%, to $946,000 compared to $646,000 in the same quarter a year ago due to additional investments in affordable housing investments.

Income Taxes

The effective tax rate was 37.5% for the second quarter of 2005 and 38.6% for the second quarter of 2004. The effective tax rate was 38.3% for the six months ended June 30, 2005, compared to 38.4% for the six months ended June 30, 2004.

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions. While the Company continues to believe that the tax benefits recorded in three prior years with respect to its RIC were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative – Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. As of June 30, 2005, the Company reflected a $12.1 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $7.9 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $7.9 million net state tax receivable after giving effect to Federal tax benefits.

Year-to-Date Income Statement Review

Net income was $50.7 million, or $0.99 per diluted share for the six months ended June 30, 2005, an increase of 20.6% in net income over the $42.0 million, or $0.84 per diluted share for the same period a year ago due primarily to increases in net interest income. The net interest margin for the six months ended June 30, 2005, increased 18 basis points to 4.22% compared to 4.04% in the same period a year ago.

The average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rates, the net interest spread and the net interest margins were as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Six months ended June 30,	2005			2004
Taxable-equivalent basis (Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest Earning Assets
Loans (1)	$3,989,136	$128,522	6.50%	$3,404,344	$93,229	5.51%
Taxable securities available-for-sale	1,573,352	34,180	4.38	1,659,606	34,628	4.20
Tax-exempt securities available-for-sale (3)	106,418	3,377	6.40	102,750	3,122	6.11
Interest bearing deposits	8,593	180	4.22	5,489	65	2.38
Federal funds sold & securities purchased under agreements to resell	14,721	211	2.89	20,275	77	0.77

Total interest-earning assets	5,692,220	166,470	5.90	5,192,464	131,121	5.08

Non-interest earning assets
Cash and due from banks	88,246			100,613
Other non-earning assets	439,377			417,358

Total non-interest earning assets	527,623			517,971
Less: Allowance for loan losses	(62,724)			(66,822)
Unamortized deferred loan fees	(11,315)			(10,391)

Total assets	$6,145,804			$5,633,222

Interest-bearing liabilities:
Interest-bearing demand deposits	$246,803	$569	0.46	$276,434	$379	0.28
Money market deposits	559,270	3,177	1.15	625,251	2,215	0.71
Savings deposits	403,352	774	0.39	420,270	628	0.30
Time deposits	2,817,187	33,790	2.42	2,448,735	19,068	1.57

Total interest-bearing deposits	4,026,612	38,310	1.92	3,770,690	22,290	1.19

Federal funds purchased and securities sold under agreement to repurchase	36,536	493	2.72	63,904	727	2.29
Other borrowings	524,581	6,938	2.67	376,504	2,631	1.41
Junior subordinated notes	53,929	1,626	6.08	53,869	1,136	4.24

Total interest-bearing liabilities	4,641,658	47,367	2.06	4,264,967	26,784	1.26

Non-interest bearing liabilities:
Demand deposits	690,522			647,387
Other liabilities	84,450			84,878
Stockholders’ equity	729,174			635,990

Total liabilities and stockholders’ equity	$6,145,804			$5,633,222

Net interest spread (4)			3.84%			3.82%

Net interest income (4)		$119,103			$104,337

Net interest margin (4)			4.22%			4.04%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.

(2)	Calculated by dividing net interest income by average outstanding interest-earning assets

(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%

(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Six months ended June 30, 2005-2004 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-Earning Assets:
Loans	$17,247	$18,046	$35,293
Taxable securities available-for-sale	(1,903)	1,455	(448)
Tax-exempt securities available-for-sale (2)	110	145	255
Interest bearing deposits	49	66	115
Federal funds sold and securities purchased under agreement to resell	(26)	160	134

Total increase in interest income	15,477	19,872	35,349

Interest-Bearing Liabilities:
Interest bearing demand deposits	(45)	235	190
Money Market deposits	(258)	1,220	962
Savings deposits	(27)	173	146
Time deposits	3,187	11,535	14,722
Federal funds purchased and securities sold under agreements to repurchase	(354)	120	(234)
Other borrowings	1,312	2,995	4,307
Junior subordinated notes	1	489	490

Total increase in interest expense	3,816	16,767	20,583

Changes in net interest income	$11,661	$3,105	$14,766

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Return on average stockholders’ equity was 14.02% and return on average assets was 1.66% for the six months of 2005, compared to a return on average stockholders’ equity of 13.30% and a return on average assets of 1.50% for the six months ended June 30, 2004. The efficiency ratio for the six months ended June 30, 2005 was 36.17% compared to 40.22% during the same period a year ago.

Balance Sheet Review

Assets

Total assets decreased by $24.7 million, or 0.4%, to $6.07 billion at June 30, 2005 from year-end 2004 of $6.10 billion. The decrease in total assets was due primarily to sales of investment securities to fund loan growth and to pay down advances from the Federal Home Loan Bank.

Securities

Total securities were $1.4 billion, or 23.7%, of total assets at June 30, 2005, compared with $1.82 billion, or 29.8%, of total assets at December 31, 2004. The decrease was primarily due to sales of $207.8 million of securities, $165.6 million of pay-downs from mortgage-backed securities and calls of municipal bonds during the first six months of 2005.

The net unrealized loss on securities available-for-sale, which represented the difference between fair value and amortized cost, totaled $2.1 million at June 30, 2005 compared to a net unrealized gain of $6.1 million at year-end 2004. The changes were caused by increases in market interest rates. Net unrealized gains and losses in the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax.

The average taxable-equivalent yield on securities available-for-sale increased 20 basis points to 4.51% for the first six months ended June 30, 2005, compared with 4.31% for same period a year ago, as securities matured, prepaid, or were called and proceeds were reinvested at the higher prevailing interest rates or to pay down other borrowings.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale, as of June 30, 2005, and December 31, 2004:

	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entities	$187,974	$—	$2,044	$185,930
State and municipal securities	80,840	2,932	40	83,732
Mortgage-backed securities	732,787	3,030	4,755	731,062
Commercial mortgage-backed securities	38,579	—	660	37,919
Collateralized mortgage obligations	330,441	775	1,964	329,252
Asset-backed securities	1,632	2	8	1,626
Corporate bonds	9,078	54	108	9,024
Preferred stock of government sponsored entities	19,500	1,094	363	20,231
Equity securities	8,911	—	—	8,911
Other securities	29,695	—	—	29,695

Total	$1,439,437	$7,887	$9,942	$1,437,382

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entities	$224,896	$1,197	$1,594	$224,499
State and municipal securities	85,629	3,108	111	88,626
Mortgage-backed securities	1,012,220	7,475	3,641	1,016,054
Commercial mortgage-backed securities	47,018	85	543	46,560
Collateralized mortgage obligations	373,547	1,515	1,493	373,569
Asset-backed securities	4,821	3	19	4,805
Corporate bonds	9,149	103	34	9,218
Preferred stock of government sponsored entities	19,500	—	—	19,500
Equity securities	9,073	—	—	9,073
Other securities	26,038	—	—	26,038

Total	$1,811,891	$13,486	$7,435	$1,817,942

The Company has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost. The securities included in the table below represent 63.4% of the fair value of the Company’s securities. Unrealized losses on securities with unrealized losses for 12 months or longer and less than twelve months represent 1.8% and 0.7%, respectively, of the amortized cost of these securities and generally resulted from increases in market interest rates from the date that these securities were purchased. All of these securities are investment grade. At June 30, 2005, management believes the impairment detailed in the table below is temporary and accordingly no impairment loss has been recognized in the Company’s consolidated statement of income.

Temporarily Impaired Securities at June 30, 2005

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Description of securities
U.S. government sponsored entities	$121,297	$632	$64,627	$1,412	$185,924	$2,044
State and municipal securities	392	3	3,366	37	3,758	40
Mortgage-backed securities	255,634	1,571	198,549	3,184	454,183	4,755
Commercial mortgage-backed securities	21,087	118	16,832	542	37,919	660
Collateralized mortgage obligations	166,583	1,144	49,685	820	216,268	1,964
Asset-backed securities	—	—	1,507	8	1,507	8
Corporate bonds	2,029	15	4,940	93	6,969	108
Preferred stock of government sponsored entities	4,062	363	—	—	4,062	363

Total	$571,084	$3,846	$339,506	$6,096	$910,590	$9,942

The following table summarizes the scheduled maturities by security type of securities available-for-sale as of June 30, 2005:

	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Maturity Distribution:
U.S. government sponsored entities	10,138	112,087	63,339	366	$185,930
State and municipal securities	2,151	10,663	38,952	31,966	83,732
Mortgage-backed securities(1)	—	11,394	35,375	684,293	731,062
Commercial mortgage-backed securities(1)	—	4,954	—	32,965	37,919
Collateralized mortgage obligations(1)	—	146	3,481	325,625	329,252
Asset-backed securities(1)	—	—	—	1,626	1,626
Corporate bonds	3,037	5,987	—	—	9,024
Preferred stock of government sponsored entities (2)	—	—	—	20,231	20,231
Equity securities (2)	—	—	—	8,911	8,911
Other securities (2)	—	—	—	29,695	29,695

Total	$15,326	$145,231	$141,147	$1,135,678	$1,437,382

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.

(2)	These securities have no final maturity date.

Loans

Gross loans at June 30, 2005, were $4.18 billion compared with $3.83 billion at year-end 2004. Gross loan growth during the second quarter equaled $169.6 million, an increase of 4.2% from March 31, 2005, reflecting primarily increases in commercial mortgage loans and commercial loans.

Commercial mortgage loans increased $177.2 million, or 8.4%, to $2.30 billion at June 30, 2005, compared to $2.12 billion at year-end 2004. At June 30, 2005, this portfolio represented approximately 54.9% of the Bank’s gross loans compared to 55.3% at year-end 2004. In addition, commercial loans increased $90.1 million, or 9.4%, to $1.05 billion at June 30, 2005 compared to $955.4 million at year-end 2004.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	June 30, 2005	% of Gross Loans	December 31, 2004	% of Gross Loans	% Change
Type of Loans
Commercial	$1,045,436	25.0%	$955,377	24.9%	9.4
Residential mortgage and equity lines	375,715	9.0	331,727	8.6	13.3
Commercial mortgage	2,296,530	54.9	2,119,349	55.3	8.4
Real estate construction	450,572	10.8	412,611	10.8	9.2
Installment	11,080	0.2	10,481	0.3	5.7
Other	2,988	0.1	2,443	0.1	22.3

Gross loans and leases	$4,182,321	100%	$3,831,988	100%	9.1
Allowance for loan losses	(61,199)		(62,880)		(2.7)
Unamortized deferred loan fees	(11,327)		(11,644)		(2.7)

Total loans and leases, net	$4,109,795		$3,757,464		9.4

Asset Quality Review

Non-performing Assets

Non-performing assets (“NPAs”) to gross loans plus other real estate owned decreased to 0.38% at June 30, 2005, from 0.59% at December 31, 2004, and from 0.86% at June 30, 2004. Total non-performing assets decreased to $16.0 million at June 30, 2005, compared with $22.5 million at December 31, 2004, and $30.3 million at June 30, 2004. Non-performing assets include accruing loans past due 90 days or more, non-accrual loans, and other real estate owned. The allowance for loan losses was $61.2 million at June 30, 2005, and represented the amount that the Company believes to be sufficient to absorb loan losses inherent in the Company’s loan portfolio. The allowance for loan losses represented 1.46% of period-end gross loans and 383% of non-performing loans at June 30, 2005. The comparable ratios were 1.64% of gross loans and 280% of non-performing loans at December 31, 2004.

The following table sets forth the breakdown of non-performing assets by categories as of the dates indicated:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Non-performing assets
Accruing loans past due 90 days or more	$1,854	$3,260
Non-accrual loans	14,121	19,211

Total non-performing loans	15,975	22,471
Other real estate owned	—	—

Total non-performing assets	$15,975	$22,471

Troubled debt restructurings	$991	$1,006

Non-performing assets as a percentage of gross loans and OREO	0.38%	0.59%
Allowance for loan losses as a percentage of non-performing loans	383%	280%

Accruing loans past due 90 days or more decreased to $1.9 million at June 30, 2005, from $3.3 million at December 31, 2004. Non-accrual loans decreased $5.1 million to $14.1 million at June 30, 2005, from $19.2 million at December 31, 2004, primarily due to loan pay-offs.

Non-accrual Loans

The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	June 30, 2005			December 31, 2004
	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other
	(In thousands)
Type of Collateral
Single/ multi-family residence	$81	$28	$—	$232	$—	$—
Commercial real estate	3,827	3,233	—	—	7,171	—
Land	—	—	—	1,018	—	—
UCC	—	6,547	—	—	10,217	—
Other	—	—	—	—	—	31
Unsecured	—	405	—	—	542	—

Total	$3,908	$10,213	$—	$1,250	$17,930	$31

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

The following table presents non-accrual loans by type of businesses the borrowers are engaged in, as of the dates indicated:

	June 30, 2005			December 31, 2004
	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other
	(In thousands)
Type of Business
Real estate development	$3,827	$—	$—	$1,181	$621	$—
Wholesale/Retail	—	2,215	—	—	5,687	—
Food/Restaurant	—	866	—	—	873	—
Import/Export	—	7,132	—	—	10,749	—
Other	81	—	—	69	—	31

Total	$3,908	$10,213	$—	$1,250	$17,930	$31

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

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

Troubled debt restructurings were $1.0 million at both June 30, 2005, and December 31, 2004.

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

The Company identified impaired loans with a recorded investment of $14.1 million at June 30, 2005, compared with $19.2 million at year-end 2004. The Company considers all nonaccrual loans to be impaired. The decrease in impaired loans during the second quarter resulted from payoffs and charge-offs of impaired loans. The following tables present a breakdown of impaired loans and the related allowances as of the dates indicated:

	June 30, 2005			December 31, 2004
	Recorded Investment	Allowance	Net Balance	Recorded Investment	Allowance	Net Balance
	(In thousands)
Commercial	$10,213	$16	$10,197	$14,114	$142	$13,972
Real Estate (1)	3,908	28	3,880	5,066	12	5,054
Other	—	—	—	31	7	24

Total	$14,121	$44	$14,077	$19,211	$161	$19,050

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

Loan Concentration

Most of the Company’s business activity is with customers located in the predominantly Asian areas of Southern and Northern California; New York City; Houston, Texas; Seattle, Washington; and Boston, Massachusetts. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral.

There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of June 30, 2005, or December 31, 2004.

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

The allowance for loan losses totaled $61.2 million at June 30, 2005, and represented the amount needed to maintain an allowance that we believe to be sufficient to absorb loan losses inherent in the Company’s loan portfolio. The allowance for loan losses represented 1.46% of period-end gross loans and 383% of non-performing loans at June 30, 2005. The comparable ratios were 1.64% of year-end 2004 gross loans and 280% of non-performing loans at December 31, 2004. The majority of the total charge-offs of $3.6 million in the first quarter of 2005 and $4.9 million in the fourth quarter of 2004 were related to charge-offs taken on a $9.5 million commercial loan originated by the former New York loan production office of General Bank. Please refer to “Provision for Loan Losses” section above for the summary of charge-offs and recoveries.

The following table sets forth information relating to the allowance for loan losses for the periods indicated:

(Dollars in thousands)	For the six months ended June 30, 2005	For the year ended December 31, 2004
Balance at beginning of period	$62,880	$65,808
Provision for loan losses	500	—
Loans charged off	(3,931)	(9,728)
Recoveries of loans charged off	1,750	6,800

Balance at end of period	$61,199	$62,880

Average loans outstanding during the period	$4,063,720	$3,522,575
Ratio of net charge-offs to average loans outstanding during the period (annualized)	0.22%	0.08%
Provision for loan losses to average loans outstanding during the period (annualized)	0.05%	0.00%
Allowance to non-performing loans, at period-end	383%	280%
Allowance to gross loans, at period-end	1.46%	1.64%

Our allowance for loan losses consists of the following:

1.	Specific allowance: For impaired loans, we provide specific allowances based on an evaluation of impairment, and for each criticized loan, we allocate a portion of the general allowance to each loan based on a loss percentage assigned. The percentage assigned depends on a number of factors including loan classification, the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral, charge-off history, management’s knowledge of the portfolio, and general economic conditions.

2.	General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and by identifying risk characteristics that are common to the groups of loans. The allowance is provided to each segmented group based on the group’s historical loan loss experience, trends in delinquencies and non-accrual loans, and other significant factors, such as national and local economy, trends and conditions, strength of management and loan staff, underwriting standards and the concentration of credit.

To determine the adequacy of the allowance in each of these two components, the Bank employs two primary methodologies, the classification process and the individual loan review analysis methodology. These methodologies support the basis for determining allocations between the various loan categories and the overall adequacy of the Bank’s allowance to provide for probable loss in the loan portfolio. These methodologies are further supported by additional analysis of relevant factors such as the historical losses in the portfolio, trends in the non-performing loans, loan delinquencies, the volume of the portfolio, peer group comparisons, and federal regulatory policy for loan and lease losses. Other significant factors of portfolio analysis include changes in lending policies/underwriting standards, portfolio composition, concentrations of credit, and trends in the national and local economy.

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

Allocation of Allowance for Loan Losses

(Dollars in thousands)	June 30, 2005		December 31, 2004
	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans
Type of Loans:
Commercial loans	$33,265	25.2%	$33,712	26.8%
Residential mortgage loans	865	8.8	1,346	8.4
Commercial mortgage loans	19,319	54.7	20,949	55.1
Real estate construction loans	7,729	10.9	6,838	9.4
Installment loans	15	0.2	17	0.2
Other loans	6	0.2	18	0.1

Total	$61,199	100%	$62,880	100%

The allowance allocated to commercial loans decreased from $33.7 million at December 31, 2004, to $33.3 million at June 30, 2005. The decrease in the allowance allocated to commercial loans resulted from a decrease in the amount of classified loans during the second quarter of 2005. Non-accrual commercial loans comprised 72.3% of nonaccrual loans at June 30, 2005.

Management has decreased the allowance allocated to residential mortgage loans from $1.3 million at December 31, 2004, to $865,000 at June 30, 2005 due to the continued low level of losses for these loans.

The allowance allocated to commercial mortgage loans decreased from $20.9 million at December 31, 2004, to $19.3 million at June 30, 2005, due to the lower loss experience and a reduction in the general environmental factor resulting from the improving California economy and lower loan delinquencies at June 30, 2005. As of June 30, 2005, there were $3.8 million commercial mortgage loans on non-accrual status.

The allowance allocated to construction loans has increased from $6.8 million at December 31, 2004, construction loans to $7.7 million at June 30, 2005, due to the growth in the construction loan portfolio. The allowance allocated to construction loans remained constant at 1.7% of construction loans at December 31, 2004 and June 30, 2005. At June 30, 2005, there were no construction loans on non-accrual status.

Allowances for other risks of potential loan losses equaling $4.3 million as of June 30, 2005, compared to $3.8 million at December 31, 2004, have been included in the allocations above. The components of the other risks that have a potential of affecting the Bank’s portfolio are comprised of two basic elements. First, the Bank has set aside funds to cover the risk factors of higher energy prices on the ability of its borrowers to service their loans. The second component of other portfolio risk is the lifting of textile quotas on Chinese manufacturers and the impact of the increased competition on the Bank’s borrowers in the textile industry. With the continued reduction in classified loans from the former General Bank, the Company has determined that potential errors in loan classification and review methodologies, particularly for General Bank’s loans is no longer a risk that requires an additional allocation of the allowance as was the case in prior quarters. Based on the assessment of the above described components of other risks, management has determined that the $4.3 million allowance for other risks of probable loan losses at June 30, 2005 was appropriate.

Deposits

Total deposits increased $233.6 million, or 5.1%, from December 31, 2004. Non-interest-bearing demand deposits, interest-bearing demand deposits, and savings deposits comprised 38.0% of total deposits at June 30, 2005, time deposit accounts of less than $100,000 comprised 12.9% of total deposits, while the remaining 49.1% was comprised of time deposit accounts of $100,000 or more. Due to the continued increases in interest rates during the first half of 2005, the Company’s lower yielding interest bearing deposits have decreased. The Company’s non-interest bearing demand deposits and certificates of deposits have increased since December 31, 2004, due to business development efforts and, in the case of certificates of deposits, also because of the success of the one year Anniversary Celebration CD promotion.

The following tables display the deposit mix as of the dates indicated:

(Dollars in thousands)	June 30, 2005	% of Total	December 31, 2004	% of Total	% Change
Deposits
Non-interest-bearing demand deposits	$692,421	14.4%	$674,791	14.7%	2.6%
Interest-bearing demand deposits	748,323	15.5	842,293	18.3	(11.2)
Savings deposits	392,042	8.1	418,041	9.1	(6.2)
Time deposits under $100	624,428	12.9	539,811	11.7	15.7
Time deposits of $100 or more	2,371,546	49.1	2,120,201	46.2	11.9

Total deposits	$4,828,760	100.0%	$4,595,137	100.0%	5.1%

Borrowings

Borrowings include securities sold under agreements to repurchase, Federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, borrowing from other financial institutions and junior subordinated notes issued.

Federal funds purchased were $85.0 million with a weighted average rate of 3.40% as of June 30, 2005, and were $76.0 million with a weighted average rate of 2.25% as of December 31, 2004. Securities sold under agreements to repurchase were $15.0 million with a weighted average rate of 2.15% as of December 31, 2004. There were no securities sold under agreements to repurchase as of June 30, 2005.

Total advances from the FHLB of San Francisco were $275.0 million at June 30, 2005 and $545.0 million at December 31, 2004. All advances will mature in 2005. These advances are non-callable with fixed interest rates, with a weighted average rate of 3.18% as of June 30, 2005, and 2.57% as of December 31, 2004.

On May 31, 2005, Cathay General Bancorp entered into a $30.0 million 364-day revolving loan agreement with another commercial bank bearing an interest rate of LIBOR plus 90 basis points. At June 30, 2005, $10.0 million was outstanding under this loan.

As of June 30, 2005 and December 31, 2004, the Junior Subordinated Notes issued by the Company totaled $53.9 million.

Other Liabilities

Other liabilities decreased to $39.2 million at June 30, 2005 from $56.9 million at December 31, 2004 due primarily to income tax payments.

Capital Resources

Stockholders’ equity of $734.8 million at June 30, 2005, increased by $18.8 million, or 2.6%, compared to $716.0 million at December 31, 2004. The following table summarizes the increase in stockholders’ equity:

(Dollars in thousands)	Six months ended June 30, 2005
Net income	$50,694
Proceeds from shares issued to the Dividend Reinvestment Plan	1,413
Proceeds from exercise of stock options	1,629
Tax benefits from stock-based compensation expense	714
Stock based compensation	2,826
Purchase of treasury stock	(24,501)
Changes in other comprehensive income	(4,818)
Cash dividends paid	(9,131)

Net increase in stockholders’ equity	$18,826

In April 2001, the Board of Directors approved a stock repurchase program of up to $15 million of our common stock. Through December 31, 2004, the Company had repurchased 639,820 shares for a total of $8.8 million at an average price of $13.77 per share. During 2005, the Company completed the April 2001 repurchase plan by buying back 190,245 shares of common stock for $6.2 million, or $32.54 per share.

On March 18, 2005, the Company announced that its Board of Directors had approved a new stock repurchase program to buyback up to an aggregate of one million shares of the Company’s common stock following the completion of the April 2001 stock buyback authorization. During the second quarter of 2005, the Company repurchased 548,297 shares for a total of $18.3 million at an average price of $33.4 per share under its March 18, 2005 repurchase program. As of June 30, 2005, 451,703 shares remain under the Company’s March 18, 2005 stock buyback authorization.

For the first six months of 2005, the Company repurchased 738,542 shares for $24.5 million, or $33.18 cost per share under both April 2001 repurchase program and March 2005 repurchase program.

The Company declared cash dividend of 9 cents per share in January 2005 on 50,677,896 shares outstanding, in April 2005 on 50,778,016 shares. On July 1, 2005, the Company declared a cash dividend of 9 cents per share on 50,104,615 shares outstanding. Total cash dividends paid in 2005, including the $4.5 million paid in July, amounted to $13.6 million.

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of June 30, 2005. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Company’s capital and leverage ratios as of June 30, 2005, and December 31, 2004:

	Cathay General Bancorp
	June 30, 2005		December 31, 2004
(Dollars in thousands)	Balance	%	Balance	%
Tier 1 capital (to risk-weighted assets)	$530,619	10.60	$504,924	10.78
Tier 1 capital minimum requirement	200,304	4.00	187,330	4.00

Excess	$330,315	6.60	$317,594	6.78

Total capital (to risk-weighted assets)	$592,147	11.83	$563,518	12.03
Total capital minimum requirement	400,608	8.00	374,659	8.00

Excess	$191,539	3.83	$188,859	4.03

Tier 1 capital (to average assets) – Leverage ratio	$530,619	9.03	$504,924	8.86
Minimum leverage requirement	235,057	4.00	227,896	4.00

Excess	$295,562	5.03	$277,028	4.86

Risk-weighted assets	$5,007,600		$4,683,239
Total average assets (1)	$5,876,428		$5,697,403

(1)	Average assets represent average balances for the second quarter of 2005 and the fourth quarter of 2004.

The following table presents the Bank’s capital and leverage ratios as of June 30, 2005, and December 31, 2004:

	Cathay Bank
	June 30, 2005		December 31, 2004
(Dollars in thousands)	Balance	%	Balance	%
Tier 1 capital (to risk-weighted assets)	$525,779	10.52	$469,086	10.04
Tier 1 capital minimum requirement	199,928	4.00	186,918	4.00

Excess	$325,851	6.52	$282,168	6.04

Total capital (to risk-weighted assets)	$587,307	11.75	$527,553	11.29
Total capital minimum requirement	399,855	8.00	373,836	8.00

Excess	$187,452	3.75	$153,717	3.29

Tier 1 capital (to average assets) – Leverage ratio	$525,779	8.97	$469,086	8.25
Minimum leverage requirement	234,550	4.00	227,418	4.00

Excess	$291,229	4.97	$241,668	4.25

Risk-weighted assets	$4,998,192		$4,672,951
Total average assets (1)	$5,863,745		$5,685,449

(1)	Average assets represent average balances for the second quarter of 2005 and the fourth quarter of 2004.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”). At June 30, 2005, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) was at 21.5%, which is a slight decrease from the 25.5% at year-end 2004.

To supplement its liquidity needs, the Bank maintains a total credit line of $183.5 million for federal funds with three correspondent banks, and master agreements with four brokerage firms whereby up to $550.0 million would be available through the sale of securities subject to repurchase. The Bank is also a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of June 30, 2005, based on collateral pledged, the Bank had a total credit line with the FHLB of San Francisco totaling $487.7 million. The total credit outstanding with the FHLB of San Francisco at June 30, 2005, was $275.0 million. These borrowings are secured by securities.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and investment securities available-for-sale. At June 30, 2005, such assets at fair value totaled $1.44 billion, with $845.8 million pledged as collateral for borrowings and other commitments. The remaining $591.6 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

The Company had a significant portion of its time deposits maturing within one year or less as of June 30, 2005. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The Bancorp obtains funding for its activities primarily through borrowings under its $30.0 million revolving line of credit with another commercial bank, dividend income contributed by the Bank and proceeds from the issuance of securities, including proceeds from the issuance of its common stock pursuant to its Dividend Reinvestment Plan and the exercise of stock options. Dividends paid to the Bancorp by the Bank are subject to regulatory limitations. The business activities of the Bancorp consist primarily of the operation of the Bank with limited activities in other investments. Management believes the Bancorp’s liquidity generated from its prevailing sources is sufficient to meet its operational needs.

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

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At June 30, 2005, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 5.5%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 10.9%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 5.6%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 6.6%.

The Company’s simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level to value the net economic value of our portfolio of assets and liabilities in our policy to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. At June 30, 2005, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net economic value of our portfolio of assets and liabilities would increase 0.5%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net economic value of our assets and liabilities would increase by 11.1%.

Financial Derivatives

The Company enters into financial derivatives in order to mitigate exposure to interest rate risks related to its interest-earning assets and interest-bearing liabilities. The Company has received rights to acquire stock in the form of warrants as an adjunct to its high technology lending relationships. The warrants in public companies with cashless exercise provision qualify as derivatives under SFAS No. 133. The Company recognizes all derivatives on the balance sheet at fair value. Those warrants that qualify as derivatives are carried at fair value and are included in other assets on the consolidated balance sheets with the change in fair value included in current earnings. Fair value is based on dealer quotes or quoted prices from instruments with similar characteristics. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivatives are reflected in current earnings, together with changes in the fair value of the related hedged item, if there is a highly effective correlation between changes in the fair value of the derivatives and changes in the fair value of the hedged item. If there is not a highly effective correlation, then only the changes in the fair value of the derivatives are reflected in the Company’s financial statements.

On March 21, 2000, the Company entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge was to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which matured on March 21, 2005. Amounts paid or received on the interest rate swap were reclassified into earnings upon the receipt of interest payments in the underlying hedged loans, including amounts totaling $0.3 million that were reclassified into earnings during the quarter ended June 30, 2004. There were no such earnings during the quarter ended June 30, 2005. The amount reclassified into earnings were $0.2 million and $0.5 million during the first six months ended June 30, 2005 and June 30, 2004, respectively.

In 2004, the Bank entered into $85.4 million of interest rate swaps terminating in 2009 that could be terminated after two years at the election of the counterparty (swaptions) to mitigate risks associated with changes to the fair value of a like amount of fixed rate certificates of deposit (Five Year CDs) that have similar call features. All of these swaptions were initially designated as fair value hedges against the Five Year CDs and the Bank expected a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Five Year CDs. However, at December 31, 2004, there was a highly effective correlation for only one group of Five Year CDs with a principal amount of $13.9 million and an unrealized gain of $0.1 million. The unrealized loss on the swaptions and the unrealized gain on the $13.9 million of Five Year CDs were recorded in income for 2004. The unrealized loss on the ineffective swaptions at December 31, 2004, of $50,000 was recorded in income for 2004.

In 2004, the Bank also entered into $25.7 million of swaptions terminating in 2007 that could be terminated after one year at the election of the counterparty to mitigate risks associated with changes to the fair value of a like amount of fixed rate certificates of deposit (Three Year CDs) that have similar call features. All of these swaptions were initially designated as fair value hedges against a like amount of Three Year CDs and the Bank expected a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Three Year CDs. However, at December 31, 2004, the fair value of these swaptions, which did not have a highly effective correlation with changes in the fair value of the Three Year CDs, was an unrealized loss of $33,000, which was recorded in income for 2004.

On January 18, 2005, the Bank terminated the $111.1 million of swaptions entered in 2004 by making a cash payment of $485,000 and recording a loss of $316,000 which reflected the decrease in the fair value during 2005.

To mitigate risks associated with changes to the fair value of $85.6 million of Five Year CDs, on January 18, 2005, the Bank entered into swaptions that will terminate in 2009 and that can also be terminated after two years from the initial issuance of the Five Year CD’s at the election of the counterparty in exchange for a cash payment of $425,000. For the initial term of the swaptions, the Bank will receive interest at a weighted average fixed rate of 3.03% and will pay interest at a rate of LIBOR less 12.5 basis points. If the swaptions are not terminated in 2006, then the Bank will receive interest at a weighted average rate of 5.86% and pay interest at a rate of LIBOR less 12.5 basis points for the last three years of the swap term. All of these swaptions were initially designated as fair value hedges and the Bank expects a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Five Year CDs. As of June 30, 2005, all of these swaptions were highly effective. The net increase in the unrealized gain on the swaptions of $334,000 and the net change in the unrealized loss on the Five Year CDs of $320,000 have been recorded in income for the second quarter of 2005. The net increase in the unrealized loss on the swaptions of $212,000 and the net change in the unrealized gain on the Five Year CDs of $207,000 have been recorded in income for the six months of 2005.

To mitigate risks associated with changes to the fair value of $25.8 million of Three Year CDs, on January 18, 2005, the Bank entered into swaptions that will terminate in 2007 and that can also be terminated after one year from the initial issuance of the Three Year CDs at the election of the counterparty in exchange for a cash payment of $163,000. For the initial term of the swaptions, the Bank received interest at a weighted average fixed rate of 2.39% and will pay interest at a rate of LIBOR less 12.5 basis points. If the swaptions were not terminated in 2005, then the Bank would receive interest at a weighted average rate of 3.85% and pay interest at a rate of LIBOR less 12.5 basis points for the last two years of the swap term. All of these swaptions were initially designated as fair value hedges and were highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Three Year CDs. On May 9, 2005, the Company terminated the $25.8 million swaptions related to the Three Year CDs in exchange for a cash payment of $163,000. The changes in fair values of the Three Year CD’s and the $25.8 million swaptions were recorded in income through the date the swaptions were terminated. This included a net realized gain on the swaptions of $137,000 and the net realized loss on the. Three Year CDs of $135,000 have been recorded in income for the second quarter of 2005. The net realized gain or loss was zero on the swaptions and zero for the Three Year CD’s for the first six months of 2005.

The periodic net settlement of swaptions is recorded as an adjustment to net interest income. These swaptions increased net interest income by $8,000 for the quarter and $94,000 for the six months ended June 30, 2005. There was no swaptions adjustment to net interest income for the same quarter and same six-month period a year ago.

In April 2005, the Bank took in a total of $8.9 million in one year certificates of deposit that pays a minimum interest of 0.5% plus additional interest tied to 60% of the appreciation of four foreign currencies against the US dollar. Under SFAS No. 133, a certificate of deposit that pays interest based on changes in exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit). The fair value of the embedded derivative at June 30, 2005, was $170,000 and is included in interest-bearing deposits in the consolidated balance sheet. The Bank purchased two currency options with a fair value at June 30, 2005, of $114,000 to manage its exposure to the appreciation of two of these foreign currencies. For the quarter ended June 30, 2005, the net impact on the consolidated statement of income related to these currency linked certificates of deposit was less than $25,000.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1, 2005 - April 30, 2005)	166,000	$32.12	166,000	1,000,845
Month #2 (May 1, 2005 - May 31, 2005)	264,500	$33.78	264,500	736,345
Month #3 (June 1, 2005 - June 30, 2005)	284,642	$33.04	284,642	451,703
Total	715,142	$33.10	715,142	451,703

In April 2001, the Board of Directors approved a stock repurchase program of up to $15 million of our common stock. On May 2, 2005, the Company completed the April 2001 repurchase plan and repurchased from April 2001 to May 2005, a total of 830,065 shares of our common stock for $15 million, or $18.07 per share.

On March 18, 2005, the Board of Directors approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock following the completion of April 2001 stock buyback authorization. During the second quarter of 2005, the Company repurchased 548,297 shares under the March 2005 buyback authorization for a total of $18.3 million, or $33.40 a share. As of June 30, 2005, 451,703 shares remain under the Company’s latest stock buyback authorization which was announced on March 18, 2005.

For the first six months of 2005, the Company repurchased 738,542 shares for $24.5 million, or $33.18 cost per share under both the April 2001 repurchase program and the March 2005 repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Cathay General Bancorp was held on May 9, 2005, for the purpose of considering and acting upon the following:

1. Election of Directors: Three directors were elected as Class III directors to serve until the 2008 Annual Meeting and the votes cast for or withheld were as follows:

	FOR	%	WITHHELD
Patrick S.D. Lee	43,335,928	98.1	838,251
Ting Y. Liu	43,197,728	97.8	976,451
Nelson Chung	43,711,475	99.0	462,704

Other Directors whose terms of office continued after the meeting:

Term ending in 2006 (Class I)	Term ending in 2007 (Class II)
Michael M.Y. Chang	Kelly L. Chan
Anthony M. Tang	Dunson K. Cheng
Thomas G. Tartaglia	Thomas C.T. Chiu
Peter Wu	Joseph C.H. Poon

2. To approve the Cathay General Bancorp 2005 Incentive Plan:

FOR	%	AGAINST	ABSTAIN	BROKER NON-VOTE
27,735,963	80.6	6,301,386	369,484	9,767,346

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(i)	Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iii)	Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(iv)	Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp
(Registrant)

Date: August 9, 2005	By	/s/ Dunson K. Cheng
Dunson K. Cheng
Chairman, President, and Chief Executive Officer

Date: August 9, 2005	By	/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and Chief Financial Officer