Form 10-Q
period 2005-09-30
CATHAY GENERAL BANCORP
filed 2005-11-09
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, 50,168,752 shares outstanding as of October 31, 2005.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

3RD QUARTER 2005 REPORT ON FORM 10-Q

Forward-Looking Statements

In this quarterly report on Form 10-Q, the term “Bancorp” refers to Cathay General Bancorp and the “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to the Bancorp and the Bank collectively. The statements in this report include forward-looking statements regarding management’s beliefs, projections, and assumptions concerning future results and events. These forward-looking statements may, but do not necessarily, include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue” or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, adverse developments, or conditions related to or arising from:

•	the Company’s ability to realize the benefits of the merger with GBC Bancorp

•	the Company’s ability to successfully consummate a transaction with Great Eastern Bank, the price and other terms on which a transaction is consummated with Great Eastern Bank, or the Company’s ability to realize the benefits of such a transaction if consummated;

•	expansion into new market areas;

•	fluctuations in interest rates;

•	demographic changes;

•	increases in competition;

•	deterioration in asset or credit quality;

•	earthquake or other natural disasters affecting the condition of real estate collateral;

•	changes in the availability of capital;

•	legislative and regulatory developments such as the potential effects of California tax legislation enacted in late 2003 and the subsequent Franchise Tax Board announcement on December 31, 2003, regarding the taxation of real estate investment trusts and registered investment companies;

•	changes in business strategy, including the formation of a real estate investment trust (REIT); and

•	general economic or business conditions in California and other regions where the Bank has operations such as the impact of the California budget deficit.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	September 30, 2005	December 31, 2004	% change
Assets
Cash and due from banks	$98,600	$86,133	14
Securities available-for sale, at fair value (amortized cost of $1,336,983 in 2005 and $1,811,891 in 2004)	1,319,660	1,817,942	(27)
Loans	4,370,030	3,831,988	14
Less: Allowance for loan losses	(61,080)	(62,880)	(3)
Unamortized deferred loan fees, net	(12,460)	(11,644)	7

Loans, net	4,296,490	3,757,464	14
Affordable housing investments, net	55,942	45,145	24
Premises and equipment, net	34,150	33,421	2
Customers’ liability on acceptances	21,340	14,368	49
Accrued interest receivable	21,754	21,712	0
Goodwill	239,274	241,013	(1)
Other intangible assets, net	42,935	47,494	(10)
Other assets	27,354	33,313	(18)

Total assets	$6,157,499	$6,098,005	1

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$690,053	$674,791	2
Interest-bearing deposits:
NOW deposits	240,679	253,767	(5)
Money market deposits	489,981	588,526	(17)
Savings deposits	386,585	418,041	(8)
Time deposits under $100	626,851	539,811	16
Time deposits of $100 or more	2,423,834	2,120,201	14

Total deposits	4,857,983	4,595,137	6

Federal funds purchased and securities sold under agreement to repurchase	88,000	91,000	(3)
Advances from the Federal Home Loan Bank	300,000	545,000	(45)
Other borrowings	39,694	17,116	132
Junior subordinated notes	53,961	53,916	0
Acceptances outstanding	21,340	14,368	49
Minority interest in consolidated subsidiary	8,501	8,620	(1)
Other liabilities	36,580	56,855	(36)

Total liabilities	5,406,059	5,382,012	0

Commitments and contingencies	—	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 51,515,250 issued and 50,136,888 outstanding in 2005 and 51,317,716 issued and 50,677,896 outstanding in 2004	515	513	0
Additional paid-in-capital	415,429	396,881	5
Unearned compensation	(20,501)	(11,826)	73
Accumulated other comprehensive income (loss), net	(10,039)	3,627	(377)
Treasury stock, at cost (1,378,362 shares in 2005 and 639,820 shares in 2004)	(33,311)	(8,810)	278
Retained earnings	399,347	335,608	19

Total stockholders’ equity	751,440	715,993	5

Total liabilities and stockholders’ equity	$6,157,499	$6,098,005	1

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2005	2004	2005	2004
INTEREST INCOME
Interest on loans	$74,468	$51,022	$202,989	$144,251
Interest on securities available-for-sale - taxable	13,464	17,696	47,624	52,355
Interest on securities available-for-sale - nontaxable	884	988	2,828	2,808
Dividend income	201	91	504	291
Interest on federal funds sold and securities purchased under agreements to resell	9	25	220	102
Interest on deposits with banks	101	37	281	102

Total interest income	89,127	69,859	254,446	199,909

INTEREST EXPENSE
Time deposits of $100 or more	17,349	8,230	40,203	22,855
Other deposits	8,033	4,439	23,489	12,104
Other borrowed funds	3,687	2,344	12,744	6,838

Total interest expense	29,069	15,013	76,436	41,797

Net interest income before provision for loan losses	60,058	54,846	178,010	158,112
Reversal for loan losses	(1,000)	—	(500)	—

Net interest income after reversal for loan losses	61,058	54,846	178,510	158,112

NON-INTEREST INCOME
Securities gains (losses), net	169	(257)	1,291	961
Letters of credit commissions	1,057	1,232	3,090	3,457
Depository service fees	1,450	1,591	4,348	4,887
Gain on sale of premises and equipment	—	24	958	24
Other operating income	3,177	2,125	7,618	6,307

Total non-interest income	5,853	4,715	17,305	15,636

NON-INTEREST EXPENSE
Salaries and employee benefits	13,393	11,998	38,834	36,566
Occupancy expense	2,433	2,102	6,610	6,035
Computer and equipment expense	1,672	1,412	5,247	5,262
Professional services expense	2,200	1,723	5,586	4,948
FDIC and State assessments	249	245	745	778
Marketing expense	483	568	1,638	1,833
Other real estate owned expense (income)	92	27	(10)	543
Operations of affordable housing investments	1,025	681	2,990	2,076
Amortization of core deposit intangibles	1,404	1,333	4,550	4,000
Other operating expense	2,038	1,848	5,606	5,824

Total non-interest expense	24,989	21,937	71,796	67,865

Income before income tax expense	41,922	37,624	124,019	105,883
Income tax expense	15,237	14,426	46,640	40,638

Net income	26,685	23,198	77,379	65,245

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during the period	(8,488)	12,333	(12,813)	(3,616)
Unrealized losses on cash flow hedge derivatives	—	(2)	(120)	(370)
Less: reclassification adjustments included in net income	360	185	733	654

Total other comprehensive income (loss), net of tax	(8,848)	12,146	(13,666)	(4,640)

Total comprehensive income	$17,837	$35,344	$63,713	$60,605

Net income per common share:
Basic	$0.53	$0.47	$1.53	$1.31
Diluted	$0.53	$0.46	$1.52	$1.30
Cash dividends paid per common share	$0.09	$0.07	$0.27	$0.21
Basic average common shares outstanding	50,128,113	49,829,314	50,441,988	49,754,594
Diluted average common shares outstanding	50,540,463	50,476,343	50,870,362	50,327,490

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
(In thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$77,379	$65,245
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of loan losses	(500)	—
Provision for losses on other real estate owned	—	400
Deferred tax (benefit)/provision	(658)	—
Depreciation	2,270	2,484
Net gains on sale of other real estate owned	(155)	—
Net gains on sale of loans	(362)	(675)
Proceeds from sale of loans	5,401	9,425
Write-down on venture capital investments	1,041	578
Gain on sales and calls of securities available-for-sale	(2,332)	(1,539)
Other non-cash interest	943	(1,452)
Amortization/accretion of securities available-for-sale premiums/discounts, net	4,658	6,317
Amortization of intangibles	4,640	4,087
Stock based compensation expense	4,991	2,271
Gain on sale of premises and equipment	(958)	(24)
Increase in deferred loan fees, net	816	422
(Increase)/decrease in accrued interest receivable	(42)	1,556
Decrease/(increase) in other assets, net	11,238	(7,853)
(Decrease)/increase in other liabilities	(13,298)	13,254

Net cash provided by operating activities	95,072	94,496

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(8,786)	(84,329)
Proceeds from maturity and call of investment securities available-for-sale	13,313	149,449
Purchase of mortgage-backed securities available-for-sale	—	(525,977)
Proceeds from sale of investment securities available-for-sale	40,332	29,085
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	430,002	345,462
(Purchase)/redemption of Federal Home Loan Bank stock, net	(2,456)	1,970
Net increase in loans	(546,281)	(341,411)
Purchase of premises and equipment	(4,882)	(2,974)
Proceeds from sales of premises and equipment	2,841	—
Proceeds from sale of other real estate owned	1,124	—
Net increase in affordable housing investments	(9,228)	(8,910)
Acquisition of GBC, net of cash acquired	(87)	(7,241)

Net cash used in investing activities	(84,108)	(444,876)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand deposits, NOW accounts, money market and saving deposits	(127,827)	(27,642)
Net increase in time deposits	390,706	142,316
Net decrease in federal funds purchased and securities sold under agreement to repurchase	(3,000)	(5,000)
Borrowings from Federal Home Loan Bank	795,000	985,000
Repayment of borrowings from Federal Home Loan Bank	(1,040,000)	(813,000)
Increase in other borrowings	20,000	—
Repayment of other borrowings	—	(20,000)
Cash dividends	(13,640)	(10,439)
Issuance/(buy-back) of preferred stock of subsidiary	(119)	4,208
Proceeds from shares issued to dividend reinvestment plan	2,308	1,883
Proceeds from exercise of stock options	1,781	2,470
Tax benefits from stock options	795	1,262
Purchases of treasury stock	(24,501)	—

Net cash provided by financing activities	1,503	261,058

Increase/(decrease) in cash and cash equivalents	12,467	(89,322)
Cash and cash equivalents, beginning of the period	86,133	193,699

Cash and cash equivalents, end of the period	$98,600	$104,377

Supplemental disclosure of cash flows information
Cash paid during the period:
Interest	$74,177	$44,354
Income taxes	$67,507	$46,515
Non-cash investing and financing activities:
Net change in unrealized holding losses on securities available-for-sale, net of tax	$(13,547)	$(4,270)
Unrealized losses on cash flow hedging derivatives, net of tax	$(120)	$(370)
Transfers to other real estate owned	$969	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business

Cathay General Bancorp (the “Bancorp”) is the holding company for Cathay Bank (the “Bank”), five limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc., (together the “Company” or “we”, “us,” or “our”). The Bancorp also owns 100% of the common stock of three statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of September 30, 2005, the Bank operates twenty branches in Southern California, nine branches in Northern California, one branch in Washington State, four branches in New York State, one branch in Massachusetts, and one branch in Houston, Texas, plus representative offices in Taipei, Hong Kong, and Shanghai.

2. Merger with GBC Bancorp, Related Acquisition Reserves and Other Potential Acquisition

As of the close of business on October 20, 2003, Cathay Bancorp, Inc. completed its merger with GBC Bancorp and its subsidiary, General Bank (the “GBC merger”), pursuant to the terms of the Agreement and Plan of Merger dated May 6, 2003. As a result of the merger, Cathay Bancorp, Inc. issued 13.5 million shares of its newly issued common stock, and paid $162.4 million in cash, including $7.3 million paid during 2004, for all of the issued and outstanding shares of GBC Bancorp common stock. In addition, the name of Cathay Bancorp, Inc was changed to Cathay General Bancorp. The results of GBC Bancorp’s operations have been included in the Company’s consolidated financial statements since October 20, 2003.

The Company recorded as part of the purchase price estimated lease termination costs of $1.3 million and severance and contract termination costs of $0.8 million. At September 30, 2005, approximately $62,000 of these costs remain unpaid. During 2005, goodwill was decreased $1.7 million due to adjustment of certain pre-acquisition deferred tax balances, the receipt of a Federal income tax refund for the year 2000, an adjustment of deferred taxes for a GBC Bancorp subsidiary and the resolution of certain pre-acquisition tax contingencies.

On September 6, 2005, the Company announced that it had entered into option agreements with shareholders of Great Eastern Bank for the right to purchase approximately 41% of the outstanding shares of Great Eastern Bank, a privately-held New York chartered bank. Based on the exercise price of the options, the value of the transaction would be approximately $28.4 million. The Company is currently seeking to acquire up to 100% of the stock of Great Eastern Bank. Accordingly, the Company has made regulatory filings to the Federal Reserve Bank of San Francisco and with the New York State Banking Department. Great Eastern Bank is a commercial bank founded in 1986 and has five branches in the New York Metropolitan area. Two of its branches are located in Flushing, and the other branches are located in Midtown, Chinatown, and Brooklyn. As of December 31, 2004, Great Eastern Bank had approximately $306.7 million in assets and total shares outstanding of 1,728,333.

On October 21, 2005, the Company announced that it had raised its bid for Great Eastern Bank to $5 per share more than Great Eastern Bank’s announced transaction with UCBH Holdings, Inc. ( “UCBH”). The Company also announced that it would be willing to enter into a transaction agreement with Great Eastern Bank that would provide shareholders of Great Eastern Bank with a greater certainty of consummation than the undisclosed agreement between Great Eastern Bank and UCBH and on other more favorable terms. The bid price of the Company’s proposal would be fixed at the time of signing and subject to a maximum of $65 per share. The increased price from the Company is subject to the same purchase price adjustments contained in Great Eastern’s agreement with UCBH and will be reduced by the amount of any break-up or similar fee that Great Eastern Bank might be required to pay to UCBH. On October 25, 2005, the Company announced that it had exercised options to purchase 41% of the outstanding stock of Great Eastern Bank. Closing of the purchase of Great Eastern Bank stock pursuant to the stock options is subject to the receipt of the necessary regulatory approvals and satisfaction or waiver by the Company of other conditions to closing.

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

In July 2005, the FASB issued an exposure draft for a proposed interpretation “Accounting for Uncertain Tax Positions” (Proposed Interpretation). The Proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. The Proposed Interpretation would have been effective as of the end of the first fiscal year ending after December 15, 2005. Only tax positions that meet the probable recognition threshold at that date may be recognized. The FASB recently updated the project summary for Uncertain Tax Positions on its Web site, and indicated that it plans to discuss issues raised in comment letters on the proposed Interpretation in the fourth quarter of 2005 and expects to issue a final Interpretation in the first quarter of 2006. Accordingly, the proposed effective date will be delayed. The FASB has not yet determined the effective date of the Interpretation. The Company has not completed its analysis to determine the impact to the Company if the Proposed Interpretation were to be approved by the FASB.

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

On March 21, 2000, the Company entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge was to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which matured on March 21, 2005. Amounts paid or received on the interest rate swap were reclassified into earnings upon the receipt of interest payments in the underlying hedged loans, including amounts totaling $0.2 million that were reclassified into earnings during the quarter ended September 30, 2004. There were no such amounts reclassified into earnings during the quarter ended September 30, 2005. The amount reclassified into earnings was $0.2 million and $0.9 million during the first nine months ended September 30, 2005, and September 30, 2004, respectively.

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

To mitigate risks associated with changes to the fair value of $85.6 million of Five Year CDs, on January 18, 2005, the Bank entered into swaptions that will terminate in 2009 and that can also be terminated after two years from the initial issuance of the Five Year CD’s at the election of the counterparty in exchange for a cash payment of $425,000. For the initial term of the swaptions, the Bank will receive interest at a weighted average fixed rate of 3.03% and will pay interest at a rate of LIBOR less 12.5 basis points. If the swaptions are not terminated in 2006, then the Bank will receive interest at a weighted average rate of 5.86% and pay interest at a rate of LIBOR less 12.5 basis points for the last three years of the swap term. All of these swaptions were initially designated as fair value hedges and the Bank expects a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Five Year CDs. As of September 30, 2005, all of these swaptions were highly effective. The net increase in the unrealized loss on the swaptions of $216,000 and the net change in the unrealized gain on the Five Year CDs of $215,000 have been recorded in income for the third quarter of 2005. The net increase in the unrealized loss on the swaptions of $427,000 and the net change in the unrealized gain on the Five Year CDs of $422,000 have been recorded in income for the nine months of 2005.

To mitigate risks associated with changes to the fair value of $25.8 million of Three Year CDs, on January 18, 2005, the Bank entered into swaptions that will terminate in 2007 and that can also be terminated after one year from the initial issuance of the Three Year CDs at the election of the counterparty in exchange for a cash payment of $163,000. For the initial term of the swaptions, the Bank received interest at a weighted average fixed rate of 2.39% and will pay interest at a rate of LIBOR less 12.5 basis points. If the swaptions had not terminated in 2005, then the Bank would have received interest at a weighted average rate of 3.85% and pay interest at a rate of LIBOR less 12.5 basis points for the last two years of the swap term. All of these swaptions were initially designated as fair value hedges. There was a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Three Year CDs. On May 9, 2005, the Company terminated the $25.8 million swaptions related to the Three Year CDs in exchange for a cash payment of $163,000. The changes in fair values of the Three Year CD’s and the $25.8 million swaptions were recorded in income through the date the swaptions were terminated. The net realized gain on the swaptions of $137,000 and the net realized loss on the Three Year CDs of $135,000 have been recorded in income for the second quarter of 2005. The net realized gain or loss was zero on the swaptions and zero for the Three Year CD’s for the nine months of 2005.

The periodic net settlement of swaptions is recorded as an adjustment to net interest income. These swaptions decreased net interest income by $83,000 for the quarter and increased net interest income by $11,000 for the nine months ended September 30, 2005. The adjustment to net interest income was $358,000 for the same quarter and $341,000 for the same nine-month period a year ago.

In April 2005, the Bank took in a total of $8.9 million in one year certificates of deposit that pay a minimum interest of 0.5% plus additional interest tied to 60% of the appreciation of four foreign currencies against the US dollar. Under SFAS No. 133, a certificate of deposit that pays interest based on changes in exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit). The fair value of the embedded derivative at September 30, 2005 was $107,000 and is included in interest-bearing deposits in the consolidated balance sheet. The Bank purchased two currency options with a fair value at September 30, 2005, of $77,000 to manage its exposure to the appreciation of two of these foreign currencies. The net impact on the consolidated statement of income related to these currency linked certificates of deposit was an increase to income of $20,000 for the quarter and $7,000 for the nine months ended September 30, 2005.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table presents the average outstanding stock options with anti-dilutive effect for the quarters shown:

	For the three months ended,
	September 30, 2005	June 30, 2005	September 30, 2004
Average shares of outstanding stock options with antidilutive effect	1,939,000	1,818,000	688,000

The following table sets forth basic and diluted earnings per share calculations:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except share and per share data)	2005	2004	2005	2004
Net income	$26,685	$23,198	$77,379	$65,245
Weighted-average shares:
Basic weighted-average number of common shares outstanding	50,128,113	49,829,314	50,441,988	49,754,594
Dilutive effect of weighted-average outstanding common shares equivalents	412,350	647,029	428,374	572,896

Diluted weighted-average number of common shares outstanding	50,540,463	50,476,343	50,870,362	50,327,490

Earnings per share:
Basic	$0.53	$0.47	$1.53	$1.31
Diluted	$0.53	$0.46	$1.52	$1.30

7. Stock-Based Compensation

Prior to 2003, the Company used the intrinsic-value method to account for stock-based compensation. Accordingly, no expense was recorded in periods prior to 2003 because the exercise prices did not exceed the market prices on the grant dates. In 2003, the Company adopted prospectively the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123,” and began recognizing the expense associated with stock options granted beginning in 2003 using the fair value method, which resulted in charges to salaries and employee benefits of $2.2 million for the third quarter of 2005 and $798,000 for the third quarter of 2004. The compensation expense associated with stock options granted was $5.0 million for the nine months ended September 2005 and $2.3 million for the nine months ended September 2004. Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date, and is recognized as an expense over the vesting period of the grant. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. Since compensation cost is measured at the grant date, the only variable whose change would impact expected compensation expense recognized in future periods under SFAS No. 123 for existing grants is actual forfeitures.

Under SFAS No. 123, the weighted average per share fair value on the date of grant of the options granted during the first nine months of 2005 was $12.83, and $6.80 for the first nine months of 2004. For options granted during 2005, the Company has estimated the expected life of the options based on the average of the contractual period and the vesting period. For options granted during 2004, the Company has estimated the expected life of the options to be four years. Fair value under SFAS No. 123 is determined using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended September 30,
	2005	2004
Expected life- number of years	6.23	4.00
Risk-free interest rate	4.00%	2.75%
Volatility	34.40%	27.29%
Dividend yield	1.20%	0.97%

If the compensation cost for the Company’s stock option plan had been determined with the fair value at the grant dates for all awards under the Plan consistent with the method of SFAS No. 123, as amended, the Company’s net income and earnings per share for the three months and the nine months ended September 30, 2005, and 2004 would have been reduced to the pro forma amounts indicated in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$26,685	$23,198	$77,379	$65,245
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,255	462	2,892	1,316
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,317)	(535)	(3,078)	(1,533)

Pro forma net income	$26,623	$23,125	$77,193	$65,028

Earnings per share:
Basic – as reported	$0.53	$0.47	$1.53	$1.31
Basic – pro forma	0.53	0.46	1.53	1.31

Diluted – as reported	0.53	0.46	1.52	1.30
Diluted – pro forma	0.53	0.46	1.52	1.29

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The following table summarizes the outstanding commitments as of the dates indicated:

(In thousands)	At September 30, 2005	At December 31, 2004
Commitments to extend credit	$1,688,610	$1,570,425
Investment commitments	31,197	39,801
Standby letters of credit	57,624	47,901
Other letters of credit	76,559	74,628
Bill of lading guarantee	482	217

Total	$1,854,472	$1,732,972

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

9. Line of Credit

On May 31, 2005, Cathay General Bancorp entered into a $30.0 million 364-day revolving loan agreement with a commercial bank bearing an interest rate of LIBOR plus 90 basis points. At September 30, 2005, $20.0 million was outstanding with a weighted average rate of 4.64% under this loan.

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

In September 2005, the FDIC terminated the MOU with the Bank because the Bank had substantially complied with the MOU.

11. Regulated Investment Company

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions. While the Company continues to believe that the tax benefits recorded in three prior years with respect to its RIC were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative – Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. As of September 30, 2005, the Company reflected a $12.1 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $7.9 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $7.9 million net state tax receivable after giving effect to Federal tax benefits.

12. Stock Repurchase Program

On March 18, 2005, the Company announced that its Board of Directors had approved a new stock repurchase program to buyback up to an aggregate of one million shares of the Company’s common stock following the completion of the Company’s current stock buyback authorization. During the second quarter, the Company repurchased 166,845 shares for $5.4 million at an average price of $32.12 to complete the Company’s previous stock buyback program. Also during the second quarter, the Company repurchased 548,297 shares for $18.3 million at an average cost of $33.40 under the March 2005 stock buyback program. There were no shares repurchased during the third quarter of 2005. At September 30, 2005, 451,703 shares remain under the Company’s March 2005 stock buyback authorization.

For the first nine months of 2005, the Company repurchased an aggregate 738,542 shares for $24.5 million, or $33.18 cost per share under both the April 2001 repurchase program and the March 2005 repurchase program.

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

THIRD QUARTER HIGHLIGHTS

•	Third quarter earnings increased $3.5 million, or 15.0%, compared to the same quarter a year ago.

•	Fully diluted earnings per share reached $0.53, increasing 15.2% compared to the same quarter a year ago.

•	Return on average assets was 1.74% for the quarter ended September 30, 2005, compared to 1.68% for the quarter ended June 30, 2005.

•	Return on average stockholders’ equity was 14.22% for the quarter ended September 30, 2005 compared to 14.07% for the quarter ended June 30, 2005.

•	Net interest margin on a fully taxable equivalent basis was 4.28% compared to 4.13% for the same quarter a year ago and 4.22% for the second quarter of 2005.

•	Net recoveries of $881,000 during the third quarter of 2005, compared to net recoveries of $160,000 for the quarter ended June 30,2005, and net recoveries of $34,000 for the same quarter of 2004.

•	Gross loans increased from June 30, 2005, by $187.7 million, or 4.5%, for the quarter to $4.4 billion at September 30, 2005.

•	The Federal Deposit Insurance Corporation (“FDIC”) terminated its memorandum of understanding (“MOU”) with the Bank dated June 2004 relating to the Bank’s compliance with the Bank Secrecy Act.

Income Statement Review

Net Income

Net income for the third quarter of 2005 was $26.7 million, or $0.53 per diluted share, a $3.5 million, or 15.0%, increase compared with net income of $23.2 million or $0.46 per diluted share for the same quarter a year ago. Return on average stockholders’ equity was 14.22% and return on average assets was 1.74% for the third quarter of 2005 compared with a return on average stockholders’ equity of 14.08% and a return on average assets of 1.60% for the three months ended September 30, 2004.

Financial Performance

(In thousands, except per share data)	Third Quarter 2005	Third Quarter 2004
Net income	$26.7 million	$23.2 million
Basic earnings per share	$0.53	$0.47
Diluted earnings per share	$0.53	$0.46
Return on average assets	1.74%	1.60%
Return on average stockholders’ equity	14.22%	14.08%
Efficiency ratio	37.91%	36.83%
Total average assets	$6,071,519	$5,778,209
Total average stockholders’ equity	$744,368	$655,309

Net Interest Income Before Provision for Loan Losses

Net interest income before provision for loan losses increased to $60.1 million during the third quarter of 2005, $5.3 million, or 9.5% higher than the $54.8 million during the same quarter a year ago. The increase was due primarily to the strong growth in loans.

The net interest margin, on a fully taxable-equivalent basis, was 4.28% for the third quarter of 2005. The net interest margin increased from 4.22% in the second quarter of 2005 and 4.13% in the third quarter of 2004, primarily as a result of the decrease in securities as a proportion of earning assets and the increases in short term interest rates.

For the third quarter of 2005, the interest rate earned on our average interest-earning assets was 6.33% on a fully taxable-equivalent basis, and our cost of funds on average interest-bearing liabilities equaled 2.54%. In comparison, for the third quarter of 2004, the interest rate earned on our average interest-earning assets was 5.25% and our cost of funds on average interest-bearing liabilities equaled 1.37%. The net interest spread decreased due to the increase in wholesale borrowing rates.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin were as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Three months ended September 30,	2005			2004
Taxable-equivalent basis (Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest Earning Assets
Commercial loans	$1,028,291	$17,739	6.84%	$941,643	$12,713	5.37%
Residential mortgage	386,953	5,538	5.72	307,829	4,125	5.36
Commercial mortgage	2,315,968	41,243	7.07	2,013,607	29,225	5.77
Real estate construction loans	460,884	9,779	8.42	283,840	4,861	6.81
Other loans and leases	25,463	168	2.62	18,148	98	2.15

Total loans and leases (1)	4,217,559	74,467	7.00	3,565,067	51,022	5.69
Taxable securities available-for-sale	1,293,656	13,465	4.13	1,646,814	17,787	4.30
Tax-exempt securities available-for-sale (3)	101,784	1,637	6.38	108,495	1,554	5.70
Interest bearing deposits	8,918	101	4.49	4,866	37	3.02
Federal funds sold & securities purchased under agreements to resell	1,084	9	3.29	8,810	25	1.13

Total interest-earning assets	5,623,001	89,679	6.33	5,334,052	70,425	5.25

Non-interest earning assets
Cash and due from banks	85,529			86,928
Other non-earning assets	436,128			435,679

Total non-interest earning assets	521,657			522,607
Less: Allowance for loan losses	(61,723)			(67,114)
Unamortized deferred loan fees	(11,416)			(11,336)

Total assets	$6,071,519			$5,778,209

Interest-bearing liabilities:
Interest-bearing demand deposits	$248,526	$401	0.64	$261,440	$151	0.23
Money market deposits	508,296	1,789	1.40	603,407	1,216	0.80
Savings deposits	384,064	534	0.55	425,175	324	0.30
Time deposits	3,022,360	22,657	2.97	2,570,964	10,978	1.70

Total interest-bearing deposits	4,163,246	25,381	2.42	3,860,986	12,669	1.31

Federal funds purchased and securities sold under agreement to repurchase	54,212	484	3.54	34,480	160	1.85
Other borrowings	277,550	2,286	3.27	410,832	1,543	1.49
Junior subordinated notes	53,952	917	6.74	53,892	641	4.73

Total interest-bearing liabilities	4,548,960	29,068	2.54	4,360,190	15,013	1.37

Non-interest bearing liabilities:
Demand deposits	704,934			669,797
Other liabilities	73,257			92,913
Stockholders’ equity	744,368			655,309

Total liabilities and stockholders’ equity	$6,071,519			$5,778,209

Net interest spread (4)			3.79%			3.88%

Net interest income (4)		$60,611			$55,412

Net interest margin (4)			4.28%			4.13%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.

(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.

(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.

(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Three months ended September 30, 2005-2004 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-Earning Assets:
Loans and leases	10,381	13,064	23,445
Taxable securities available-for-sale	(3,658)	(664)	(4,322)
Tax-exempt securities available-for-sale (2)	(98)	181	83
Interest bearing deposits	40	24	64
Federal funds sold and securities purchased under agreement to resell	(35)	19	(16)

Total increase in interest income	6,630	12,624	19,254

Interest-Bearing Liabilities:
Interest bearing demand deposits	(8)	258	250
Money market deposits	(214)	787	573
Savings deposits	(34)	244	210
Time deposits	2,213	9,466	11,679
Federal funds purchased and securities sold under agreements to repurchase	124	200	324
Other borrowings	(623)	1,366	743
Junior subordinated notes	1	275	276

Total increase in interest expense	1,459	12,596	14,055

Changes in net interest income	$5,171	$28	$5,199

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Provision for Loan Losses

The provision for loan losses was a negative $1,000,000 for the third quarter of 2005 compared to a negative $500,000 provision for loan losses for the second quarter of 2005 and compared to no provision for the third quarter of 2004. The negative provision for loan losses was based on the review of the adequacy of the allowance for loan losses at September 30, 2005, which was favorably impacted by the net recoveries as well as the payoff of a number of loans with credit weaknesses during the third quarter of 2005. The provision for loan losses represents the charge or credit against current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb loan losses inherent in the Company’s loan portfolio. The following table summarizes the charge-offs and recoveries for the quarters shown:

	For the three months ended,
(Dollars in thousands)	September 30, 2005	June 30, 2005	September 30, 2004
Charge-offs	$—	$270	$2,436
Recoveries	881	430	2,470

Net Recoveries	$(881)	$(160)	$(34)

Non-Interest Income

Non-interest income, which includes revenues from service charges on deposit accounts, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $5.9 million for the third quarter of 2005, an increase of $1.1 million, or 24.1%, compared to the non-interest income of $4.7 million for the third quarter of 2004.

For the third quarter of 2005, the Company recorded net securities gains of $169,000 compared to net securities losses of $257,000 for the same quarter in 2004.

Letters of credit commissions decreased $175,000, or 14.2%, from $1.2 million in the third quarter of 2004 to $1.1 million in the third quarter of 2005 due primarily to lower letter of credit volumes and the amortization during 2005 of all standby LC fees received. Prior to 2005, fees received under a threshold amount were recorded directly to fee income. Depository service fees decreased $141,000, or 8.9%, from $1.6 million in the third quarter of 2004 to $1.5 million in the third quarter of 2005 due to decreases in wire transfer charges and the increases in short term interest rates which resulted in lower account analysis fees collected from depositors. Other operating income increased $1.1 million, or 49.5%, from $2.1 million in the third quarter of 2004 to $3.2 million in the third quarter of 2005 due to the recording of warrant gains and higher wealth management commissions.

Non-Interest Expense

Non-interest expense increased $3.1 million, or 13.9%, to $25.0 million in the third quarter of 2005 compared to the same quarter a year ago primarily due to increases in salaries and employee benefits expenses, occupancy expenses, professional service expenses and operations of affordable housing investments. The efficiency ratio was 37.91% for the third quarter of 2005 compared to 36.83% in the year ago quarter. Salaries and employee benefits increased $1.4 million, or 11.6%, from $12.0 million in the third quarter of 2004 to $13.4 million in the third quarter of 2005 due primarily to the higher amortization expense for stock options. Occupancy expense increased by $331,000, or 15.7%, from $2.1 million in the third quarter of 2004 to $2.4 million in the third quarter of 2005, due primarily to adjustment for prior period lease expense of $230,000 as well as the addition of two new branches. Professional services expenses increased $477,000, or 27.7%, from $1.7 million in the third quarter of 2004 to $2.2 million in the third quarter of 2005 due primarily to increases in external auditing expenses, professional expenses related to testing of the Company’s internal control over financial reporting and consulting expenses. Expenses from operations of affordable housing investments that qualified for low-income housing tax credits increased $344,000, or 50.5%, to $1.0 million compared to $681,000 in the same quarter a year ago due to additional investments in affordable housing investments and an adjustment in 2004 to reflect lower than expected losses for operations of affordable housing investments.

Income Taxes

The effective tax rate was 36.3% for the third quarter of 2005 and 38.3% for the third quarter of 2004. The effective tax rate was 37.6% for the nine months ended September 30, 2005, compared to 38.4% for the nine months ended September 30, 2004.

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions. While the Company continues to believe that the tax benefits recorded in three prior years with respect to its RIC were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative – Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. As of September 30, 2005, the Company reflected a $12.1 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $7.9 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $7.9 million net state tax receivable after giving effect to Federal tax benefits.

Year-to-Date Income Statement Review

Net income was $77.4 million, or $1.52 per diluted share for the nine months ended September 30, 2005, an increase of $12.2 million, or 18.6%, in net income over the $65.2 million, or $1.30 per diluted share for the same period a year ago due primarily to the increase of net interest income. The net interest margin, on a fully taxable-equivalent basis, for the nine months ended September 30, 2005, increased 17 basis points to 4.24% compared to 4.07% for the same period a year ago, primarily as a result of the decrease in securities as a proportion of earning assets and the increases in market interest rates.

The average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rates, the net interest spread and the net interest margins were as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Nine months ended September 30,	2005			2004
Taxable-equivalent basis (Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest Earning Assets
Commercial loans	$1,007,822	$47,849	6.35%	$936,086	$34,816	4.97%
Residential mortgage	364,360	15,271	5.59	285,686	11,527	5.38
Commercial mortgage	2,226,362	113,207	6.80	1,893,859	81,385	5.74
Real estate construction loans	442,445	26,196	7.92	325,645	16,189	6.64
Other loans and leases	25,125	466	2.48	17,414	334	2.56

Total loans and leases (1)	4,066,114	202,989	6.67	3,458,690	144,251	5.57
Taxable securities available-for-sale	1,479,096	47,645	4.31	1,655,238	52,647	4.25
Tax-exempt securities available-for-sale (3)	104,856	5,013	6.39	104,683	4,446	5.67
Interest bearing deposits	8,702	281	4.32	5,280	102	2.58
Federal funds sold & securities purchased under agreements to resell	10,125	220	2.91	16,425	102	0.83

Total interest-earning assets	5,668,893	256,148	6.04	5,240,316	201,548	5.14

Non-interest earning assets
Cash and due from banks	87,330			96,018
Other non-earning assets	438,296			423,508

Total non-interest earning assets	525,626			519,526
Less: Allowance for loan losses	(62,387)			(66,920)
Unamortized deferred loan fees	(11,349)			(11,089)

Total assets	$6,120,783			$5,681,833

Interest-bearing liabilities:
Interest-bearing demand deposits	$247,383	$970	0.52	$271,400	$530	0.26
Money market deposits	542,092	4,966	1.22	617,917	3,431	0.74
Savings deposits	396,852	1,309	0.44	421,917	952	0.30
Time deposits	2,886,329	56,447	2.61	2,489,704	30,046	1.61

Total interest-bearing deposits	4,072,656	63,692	2.09	3,800,938	34,959	1.23

Federal funds purchased and securities sold under agreement to repurchase	42,493	976	3.07	54,025	887	2.20
Other borrowings	441,332	9,223	2.79	388,029	4,173	1.44
Junior subordinated notes	53,937	2,544	6.31	53,877	1,778	4.41

Total interest-bearing liabilities	4,610,418	76,435	2.22	4,296,869	41,797	1.30

Non-interest bearing liabilities:
Demand deposits	695,378			654,911
Other liabilities	80,693			87,522
Stockholders’ equity	734,294			642,531

Total liabilities and stockholders’ equity	$6,120,783			$5,681,833

Net interest spread (4)			3.82%			3.84%

Net interest income (4)		$179,713			$159,751

Net interest margin (4)			4.24%			4.07%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.

(2)	Calculated by dividing net interest income by average outstanding interest-earning assets

(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%

(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Nine months ended September 30, 2005-2004 Increase (Decrease) in Net Interest Income Due to:
	Changes in Volume	Changes in Rate	Total Change
(Dollars in thousands)

Interest-Earning Assets:
Loans and leases	27,604	31,134	58,738
Taxable securities available-for-sale	(5,712)	710	(5,002)
Tax-exempt securities available-for-sale (2)	7	560	567
Interest bearing deposits	88	91	179
Federal funds sold and securities purchased under agreement to resell	(52)	170	118

Total increase in interest income	21,935	32,665	54,600

Interest-Bearing Liabilities:
Interest bearing demand deposits	(51)	491	440
Money market deposits	(467)	2,002	1,535
Savings deposits	(60)	417	357
Time deposits	5,383	21,018	26,401
Federal funds purchased and securities sold under agreements to repurchase	(216)	305	89
Other borrowings	641	4,409	5,050
Junior subordinated notes	2	764	766

Total increase in interest expense	5,232	29,406	34,638

Changes in net interest income	$16,703	$3,259	$19,962

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Return on average stockholders’ equity was 14.09% and return on average assets was 1.69% for the nine months of 2005, compared to a return on average stockholders’ equity of 13.56% and a return on average assets of 1.53% for the nine months ended September 30, 2004. The efficiency ratio for the nine months ended September 30, 2005, was 36.76% compared to 39.06% during the same period a year ago.

Balance Sheet Review

Assets

Total assets increased by $59.5 million, or 1.0%, to $6.2 billion at September 30, 2005, from year-end 2004 of $6.1 billion. The increase in total assets was due primarily to loan growth partially offset by sales of investment securities to fund loan growth and to pay down advances from the Federal Home Loan Bank.

Securities

Total securities were $1.3 billion, or 21.4%, of total assets at September 30, 2005, compared with $1.82 billion, or 29.8%, of total assets at December 31, 2004. The decrease was primarily due to sales of $232.5 million of securities and $243.1 million of pay-downs from mortgage-backed securities and calls of municipal bonds during the first nine months of 2005.

The net unrealized loss on securities available-for-sale, which represented the difference between fair value and amortized cost, totaled $17.3 million at September 30, 2005, compared to a net unrealized gain of $6.1 million at year-end 2004. The changes were caused by increases in market interest rates.

Net unrealized gains and losses in the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax.

The average taxable-equivalent yield on securities available-for-sale increased 6 basis points to 4.31% for the first nine months ended September 30, 2005, compared with 4.25% for the same period a year ago, as securities matured, prepaid, or were called and proceeds were reinvested at the higher prevailing interest rates or to pay down other borrowings.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale, as of September 30, 2005, and December 31, 2004:

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entities	$187,695	$—	$3,763	$183,932
State and municipal securities	77,314	2,129	82	79,361
Mortgage-backed securities	657,821	1,224	11,957	647,088
Commercial mortgage-backed securities	34,508	12	948	33,572
Collateralized mortgage obligations	311,648	57	4,925	306,780
Asset-backed securities	1,317	—	5	1,312
Corporate bonds	7,055	—	147	6,908
Preferred stock of government sponsored entities	19,500	1,475	425	20,550
Equity securities	8,765			8,765
Other securities	31,360	32	—	31,392

Total	$1,336,983	$4,929	$22,252	$1,319,660

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entities	$224,896	$1,197	$1,594	$224,499
State and municipal securities	85,629	3,108	111	88,626
Mortgage-backed securities	1,012,220	7,475	3,641	1,016,054
Commercial mortgage-backed securities	47,018	85	543	46,560
Collateralized mortgage obligations	373,547	1,515	1,493	373,569
Asset-backed securities	4,821	3	19	4,805
Corporate bonds	9,149	103	34	9,218
Preferred stock of government sponsored entities	19,500	—	—	19,500
Equity securities	9,073	—	—	9,073
Other securities	26,038	—	—	26,038

Total	$1,811,891	$13,486	$7,435	$1,817,942

The Company has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost for those issues with unrealized losses. The securities included in the table below represent 83.7% of the fair value of the Company’s securities as of September 30, 2005. Unrealized losses on securities with unrealized losses for 12 months or longer and less than twelve months represent 3.0% and 1.5%, respectively, of the historical amortized cost of these securities and generally resulted from increases in market interest rates from the date that these securities were purchased. All of these securities are investment grade as of September 30, 2005. At September 30, 2005, management believes the impairment detailed in the table below is temporary and accordingly no impairment loss has been recognized in the Company’s consolidated statement of income.

Temporarily Impaired Securities at September 30, 2005

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Description of securities
U.S. government sponsored entities	$119,985	$1,665	$63,942	$2,098	$183,927	$3,763
State and municipal securities	1,952	14	3,335	68	5,287	82
Mortgage-backed securities	379,439	5,677	205,715	6,280	585,154	11,957
Commercial mortgage-backed securities	20,697	419	12,536	529	33,233	948
Collateralized mortgage obligations	222,361	3,232	62,476	1,693	284,837	4,925
Asset-backed securities	—	—	1,312	5	1,312	5
Corporate bonds	2,006	20	4,901	127	6,907	147
Preferred stock of government sponsored entities	4,000	425	—	—	4,000	425

Total	$750,440	$11,452	$354,217	$10,800	$1,104,657	$22,252

The following table summarizes the scheduled maturities by security type of securities available-for-sale, as of September 30, 2005:

	As of September 30, 2005
	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Maturity Distribution:
U.S. government sponsored entities	$30,213	$90,840	$62,518	$361	$183,932
State and municipal securities	2,443	7,929	38,284	30,705	79,361
Mortgage-backed securities(1)	299	11,230	29,957	605,602	647,088
Commercial mortgage-backed securities(1)	—	2,866	—	30,706	33,572
Collateralized mortgage obligations(1)	—	111	2,375	304,294	306,780
Asset-backed securities(1)	—	—	—	1,312	1,312
Corporate bonds	976	5,932	—	—	6,908
Preferred stock of government sponsored entities (2)	—	—	—	20,550	20,550
Equity securities (2)	—	—	—	8,765	8,765
Other securities (2)	2,033	—	—	29,359	31,392

Total	$35,964	$118,908	$133,134	$1,031,654	$1,319,660

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.

(2)	These securities have no final maturity date.

Loans

Gross loans at September 30, 2005, were $4.4 billion compared with $3.8 billion at year-end 2004. Gross loan growth during the third quarter equaled $187.7 million, an increase of 4.5% from June 30, 2005, reflecting primarily increases in commercial mortgage loans and commercial loans.

Commercial mortgage loans increased $294.9 million, or 13.9%, to $2.4 billion at September 30, 2005, compared to $2.1 billion at year-end 2004. At September 30, 2005, this portfolio represented approximately 55.2% of the Bank’s gross loans compared to 55.3% at year-end 2004. In addition, commercial loans increased $105.5 million, or 11.0%, to $1.1 billion at September 30, 2005 compared to $955.4 million at year-end 2004.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	September 30, 2005	% of Gross Loans	December 31, 2004	% of Gross Loans	% Change
Type of Loans
Commercial	$1,060,911	24.3%	$955,377	24.9%	11.0%
Residential mortgage and equity lines	397,342	9.1	331,727	8.6	19.8
Commercial mortgage	2,414,255	55.2	2,119,349	55.3	13.9
Real estate construction	483,303	11.1	412,611	10.8	17.1
Installment	12,523	0.3	10,481	0.3	19.5
Other	1,696	0.0	2,443	0.1	(30.6)

Gross loans and leases	$4,370,030	100%	$3,831,988	100%	14.0%
Allowance for loan losses	(61,080)		(62,880)		(2.9)
Unamortized deferred loan fees	(12,460)		(11,644)		7.0

Total loans and leases, net	$4,296,490		$3,757,464		14.3%

Asset Quality Review

Non-performing Assets

Non-performing assets (“NPAs”) to gross loans plus other real estate owned decreased to 0.40% at September 30, 2005, from 0.59% at December 31, 2004, and from 0.80% at September 30, 2004. Total non-performing assets decreased to $17.5 million at September 30, 2005, compared with $22.5 million at December 31, 2004, and $29.2 million at September 30, 2004. Non-performing assets include accruing loans past due 90 days or more, non-accrual loans, and other real estate owned. The allowance for loan losses was $61.1 million at September 30, 2005, and represented the amount that the Company believes to be sufficient to absorb loan losses inherent in the Company’s loan portfolio. The allowance for loan losses represented 1.40% of period-end gross loans and 349% of non-performing loans at September 30, 2005. The comparable ratios were 1.64% of gross loans and 280% of non-performing loans at December 31, 2004.

The following table sets forth the breakdown of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Non-performing assets
Accruing loans past due 90 days or more	$2,473	$3,260
Non-accrual loans	15,004	19,211

Total non-performing loans	17,477	22,471
Other real estate owned	—	—

Total non-performing assets	$17,477	$22,471

Troubled debt restructurings	$985	$1,006

Non-performing assets as a percentage of gross loans and OREO	0.40%	0.59%
Allowance for loan losses as a percentage of gross loans and leases	1.40%	1.64%
Allowance for loan losses as a percentage of non-performing loans	349%	280%

Accruing loans past due 90 days or more decreased to $2.5 million at September 30, 2005, from $3.3 million at December 31, 2004. Non-accrual loans decreased $4.2 million to $15.0 million at September 30, 2005, from $19.2 million at December 31, 2004, primarily due to loan pay-offs.

Non-accrual Loans

The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	September 30, 2005			December 31, 2004
	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other
	(In thousands)
Type of Collateral
Single/ multi-family residence	$3	$4,009	$—	$232	$—	$—
Commercial real estate	3,827	3,248	—	—	7,171	—
Land	—	—	—	1,018	—	—
UCC	—	3,791	—	—	10,217	—
Other	—	—	6	—	—	31
Unsecured	—	120	—	—	542	—

Total	$3,830	$11,168	$6	$1,250	$17,930	$31

(1)	Real estate includes commercial mortgage loans, real estate constuction loans, and residential mortgage loans.

The following table presents non-accrual loans by type of businesses the borrowers are engaged in, as of the dates indicated:

	September 30, 2005			December 31, 2004
	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other
	(In thousands)
Type of Business
Real estate development	$3,827	$—	$—	$1,181	$621	$—
Wholesale/Retail	—	1,301	—	—	5,687	—
Food/Restaurant	—	866	—	—	873	—
Import/Export	—	9,001	—	—	10,749	—
Other	3	—	6	69	—	31

Total	$3,830	$11,168	$6	$1,250	$17,930	$31

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

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

Troubled debt restructurings were $1.0 million at September 30, 2005, unchanged from December 31, 2004.

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

The Company identified impaired loans with a recorded investment of $15.0 million at September 30, 2005, compared with $19.2 million at year-end 2004. The Company considers all nonaccrual loans to be impaired. The decrease in impaired loans during the third quarter resulted from payoffs and charge-offs of impaired loans. The following tables present a breakdown of impaired loans and the related allowances as of the dates indicated:

	September 30, 2005			December 31, 2004
	Recorded Investment	Allowance	Net Balance	Recorded Investment	Allowance	Net Balance
	(In thousands)
Commercial	$11,168	$6	$11,162	$14,114	$142	$13,972
Real Estate (1)	3,830	12	3,818	5,066	12	5,054
Other	6	1	5	31	7	24

Total	$15,004	$19	$14,985	$19,211	$161	$19,050

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

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

There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of September 30, 2005, or December 31, 2004.

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

In addition, our Board of Directors has established a written loan policy that includes an effective loan review and control system to ensure that the Bank maintains an adequate allowance for loan losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and judges that the allowance is adequate to absorb inherent losses in the loan portfolio. The determination of the amount of the allowance for loan losses and the provision for loan losses is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectibility when determining the appropriate level for the allowance for loan losses. The nature of the process by which the Bank determines the appropriate allowance for loan losses requires the exercise of considerable judgment. Additions to the allowance for loan losses are made by charges to the provision for loan losses. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. Identified credit exposures that are determined to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for loan losses. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses in future periods.

The allowance for loan losses totaled $61.1 million at September 30, 2005, and represented the amount needed to maintain an allowance that we believe to be sufficient to absorb loan losses inherent in the Company’s loan portfolio. The allowance for loan losses represented 1.40% of period-end gross loans and 349% of non-performing loans at September 30, 2005. The comparable ratios were 1.64% of year-end 2004 gross loans and 280% of non-performing loans at December 31, 2004. The majority of the total charge-offs of $3.6 million in the first quarter of 2005 and $4.9 million in the fourth quarter of 2004 were related to charge-offs taken on a $9.5 million commercial loan originated by the former New York loan production office of General Bank. Please refer to “Provision for Loan Losses” section above for the summary of charge-offs and recoveries.

The following table sets forth information relating to the allowance for loan losses for the periods indicated:

(Dollars in thousands)	For the nine months ended September 30, 2005	For the year ended December 31, 2004
Balance at beginning of period	$62,880	$65,808
Reversal of loan losses	(500)	—
Loans charged off	(3,931)	(9,728)
Recoveries of loans charged off	2,631	6,800

Balance at end of period	$61,080	$62,880

Average loans outstanding during the period	$4,066,114	$3,522,575
Ratio of net charge-offs to average loans outstanding during the period (annualized)	0.04%	0.08%
Provision for loan losses to average loans outstanding during the period (annualized)	-0.02%	0.00%
Allowance to non-performing loans, at period-end	349%	280%
Allowance to gross loans, at period-end	1.40%	1.64%

The allowance for loan losses consists of the following:

1.	Specific allowance: For impaired loans, we provide specific allowances based on an evaluation of impairment, and for each criticized loan, we allocate a portion of the general allowance to each loan based on a loss percentage assigned. The percentage assigned depends on a number of factors including loan classification, the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral, charge-off history, management’s knowledge of the portfolio, and general economic conditions.

2.	General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and by identifying risk characteristics that are common to the groups of loans. The allowance is provided to each segmented group based on the group’s historical loan loss experience, trends in delinquencies and non-accrual loans, and other significant factors, such as national and local economy, trends and conditions, strength of management and loan staff, underwriting standards and the concentration of credit.

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

Allocation of Allowance for Loan Losses

(Dollars in thousands)	September 30, 2005		December 31, 2004
	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans
Type of Loans:
Commercial loans	$34,907	24.8%	$33,712	26.8%
Residential mortgage loans	918	9.0	1,346	8.4
Commercial mortgage loans	18,713	54.7	20,949	55.1
Real estate construction loans	6,528	10.9	6,838	9.4
Installment loans	9	0.2	17	0.2
Other loans	5	0.4	18	0.1

Total	$61,080	100%	$62,880	100%

The allowance allocated to commercial loans increased from $33.7 million at December 31, 2004, to $34.9 million at September 30, 2005. The increase in the allowance allocated to commercial loans resulted from the increase in total commercial loans which partially offset the favorable impact from the reduction in classified loans during 2005. Non-accrual commercial loans comprised 74.4% of nonaccrual loans at September 30, 2005.

Management has decreased the allowance allocated to residential mortgage loans from $1.3 million at December 31, 2004, to $918,000 at September 30, 2005, due to the continued low level of losses for these loans.

The allowance allocated to commercial mortgage loans decreased from $20.9 million at December 31, 2004, to $18.7 million at September 30, 2005, due to the lower loss experience and a reduction in the general environmental factor resulting from the improving California economy and lower loan delinquencies at September 30, 2005. As of September 30, 2005, there were $3.8 million commercial mortgage loans on non-accrual status. Non-accrual commercial mortgage loans comprised 25.5% of nonaccrual loans at September 30, 2005.

The allowance allocated to construction loans has decreased from $6.8 million at December 31, 2004, to $6.5 million at September 30, 2005. The allowance allocated to construction loans was reduced to 1.4% of construction loans at September 30, 2005, from 1.7% of construction loans at December 31, 2004 due to improved credit quality. At September 30, 2005, there were no construction loans on non-accrual status.

Allowances for other risks of potential loan losses equaling $4.5 million as of September 30, 2005, compared to $3.8 million at December 31, 2004, have been included in the allocations above. The components of the other risks that have a potential of affecting the Bank’s portfolio are comprised of three basic elements. First, the Bank has set aside funds to cover the risk factors of higher energy prices on the ability of its borrowers to service their loans. The second component of other portfolio risk is the lifting of textile quotas on Chinese manufacturers and the impact of the increased competition on the Bank’s borrowers in the textile industry. The third component of other portfolio risk is the impact of higher short term interest rates on the Bank’s floating rate borrowers. Based on the assessment of the above described components of other risks, management has determined that the $4.5 million allowance for other risks of probable loan losses at September 30, 2005 was appropriate.

Deposits

Total deposits increased $262.8 million, or 5.7%, from $4.6 billion at December 31, 2004, to $4.9 billion at September 30, 2005. Non-interest-bearing demand deposits, interest-bearing demand deposits, and savings deposits comprised 37.2% of total deposits at September 30, 2005, time deposit accounts of less than $100,000 comprised 12.9% of total deposits, while the remaining 49.9% was comprised of time deposit accounts of $100,000 or more. Due to the continued increases in interest rates during 2005, the Company’s lower yielding interest bearing deposits have decreased. The Company’s non-interest bearing demand deposits and certificates of deposit have increased since December 31, 2004, due to business development efforts and, in the case of certificates of deposit, also because of the higher interest rates offered as well as the success of the one year Anniversary Celebration CD promotion.

The following tables display the deposit mix as of the dates indicated:

(Dollars in thousands)	September 30, 2005	% of Total	December 31, 2004	% of Total	% Change
Deposits
Non-interest-bearing demand deposits	$690,053	14.2%	$674,791	14.7%	2.3%
Interest-bearing demand deposits	730,660	15.0	842,293	18.3	(13.3)
Savings deposits	386,585	8.0	418,041	9.1	(7.5)
Time deposits under $100	626,851	12.9	539,811	11.7	16.1
Time deposits of $100 or more	2,423,834	49.9	2,120,201	46.2	14.3

Total deposits	$4,857,983	100.0%	$4,595,137	100.0%	5.7%

Borrowings

Borrowings include securities sold under agreements to repurchase, Federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, borrowing from other financial institutions and junior subordinated notes issued.

Federal funds purchased were $88.0 million with a weighted average rate of 3.95% as of September 30, 2005, and compared to $76.0 million with a weighted average rate of 2.25% as of December 31, 2004. Securities sold under agreements to repurchase were $15.0 million with a weighted average rate of 2.15% as of December 31, 2004. There were no securities sold under agreements to repurchase as of September 30, 2005.

Total advances from the FHLB of San Francisco were $300.0 million at September 30, 2005, and $545.0 million at December 31, 2004. All advances will mature within the next 6 months. These advances are non-callable with fixed interest rates, with a weighted average rate of 3.70%, as of September 30, 2005, and 2.57% as of December 31, 2004.

On May 31, 2005, Cathay General Bancorp entered into a $30.0 million 364-day revolving loan agreement with a commercial bank bearing an interest rate of LIBOR plus 90 basis points. At September 30, 2005, $20.0 million was outstanding with a weighted average rate of 4.64% under this loan.

The Junior Subordinated Notes issued by the Company totaled $54.0 million at September 30, 2005, and $53.9 million at December 31, 2004.

Other Liabilities

Other liabilities decreased to $36.6 million at September 30, 2005, from $56.9 million at December 31, 2004, due primarily to income tax payments.

Capital Resources

Stockholders’ equity of $751.4 million at September 30, 2005, increased by $35.4 million, or 5.0%, compared to $716.0 million at December 31, 2004. The following table summarizes the increase in stockholders’ equity:

(Dollars in thousands)	Nine months ended September 30, 2005
Net income	$77,379
Proceeds from shares issued to the Dividend Reinvestment Plan	2,308
Proceeds from exercise of stock options	1,781
Tax benefits from stock-based compensation expense	795
Stock based compensation	4,991
Purchase of treasury stock	(24,501)
Changes in other comprehensive income	(13,666)
Cash dividends paid	(13,640)

Net increase in stockholders’ equity	$35,447

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

On March 18, 2005, the Company announced that its Board of Directors had approved a new stock repurchase program to buyback up to an aggregate of one million shares of the Company’s common stock following the completion of the April 2001 stock buyback authorization. During the second quarter of 2005, the Company repurchased 548,297 shares for a total of $18.3 million at an average price of $33.4 per share under its March 18, 2005 repurchase program. There were no shares repurchased during the third quarter of 2005. As of September 30, 2005, 451,703 shares remain under the Company’s March 18, 2005 stock buyback authorization.

For the first nine months of 2005, the Company repurchased 738,542 shares for $24.5 million, or $33.18 cost per share under both April 2001 repurchase program and March 2005 repurchase program.

The Company declared cash dividend of 9 cents per share in January 2005 on 50,677,896 shares outstanding, in April 2005 on 50,778,016 shares, and in July 2005 on 50,104,615 shares. On October 24, 2005, the Company declared a cash dividend of 9 cents per share on 50,143,088 shares outstanding. Total cash dividends paid in 2005, including the $4.5 million paid in October, amounted to $18.2 million.

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of September 30, 2005. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Company’s capital and leverage ratios as of September 30, 2005, and December 31, 2004:

	Cathay General Bancorp
	September 30, 2005		December 31, 2004
(Dollars in thousands)	Balance	%	Balance	%
Tier 1 capital (to risk-weighted assets)	$558,341	10.68	$504,924	10.78
Tier 1 capital minimum requirement	209,057	4.00	187,330	4.00

Excess	$349,284	6.68	$317,594	6.78

Total capital (to risk-weighted assets)	$619,894	11.86	$563,518	12.03
Total capital minimum requirement	418,115	8.00	374,659	8.00

Excess	$201,779	3.86	$188,859	4.03

Tier 1 capital (to average assets)
– Leverage ratio	$558,341	9.61	$504,924	8.86
Minimum leverage requirement	232,302	4.00	227,896	4.00

Excess	$326,039	5.61	$277,028	4.86

Risk-weighted assets	$5,226,432		$4,683,239
Total average assets (1)	$5,807,545		$5,697,403

(1)	Average assets represent average balances for the third quarter of 2005 and the fourth quarter of 2004.

The following table presents the Bank’s capital and leverage ratios as of September 30, 2005, and December 31, 2004:

	Cathay Bank
	September 30, 2005		December 31, 2004
(Dollars in thousands)	Balance	%	Balance	%
Tier 1 capital (to risk-weighted assets)	$557,558	10.69	$469,086	10.04
Tier 1 capital minimum requirement	208,627	4.00	186,918	4.00

Excess	$348,931	6.69	$282,168	6.04

Total capital (to risk-weighted assets)	$619,111	11.87	$527,553	11.29
Total capital minimum requirement	417,254	8.00	373,836	8.00

Excess	$201,857	3.87	$153,717	3.29

Tier 1 capital (to average assets) – Leverage ratio	$557,558	9.62	$469,086	8.25
Minimum leverage requirement	231,821	4.00	227,418	4.00

Excess	$325,737	5.62	$241,668	4.25

Risk-weighted assets	$5,215,674		$4,672,951
Total average assets (1)	$5,795,529		$5,685,449

(1)	Average assets represent average balances for the third quarter of 2005 and the fourth quarter of 2004.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”). At September 30, 2005, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) was at 17.6%, which decreased from 21.5% at year-end 2004.

To supplement its liquidity needs, the Bank maintains a total credit line of $211.0 million for federal funds with three correspondent banks, and master agreements with four brokerage firms whereby up to $550.0 million would be available through the sale of securities subject to repurchase. The Bank is also a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of September 30, 2005, based on collateral pledged, the Bank had a total credit line with the FHLB of San Francisco totaling $372.1 million. The total credit outstanding with the FHLB of San Francisco at September 30, 2005, was $300.0 million. These borrowings are secured by securities.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and investment securities available-for-sale unpledged. At September 30, 2005, such assets at fair value totaled $1.32 billion, with $765.4 million pledged as collateral for borrowings and other commitments. The remaining $554.3 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

The Company had a significant portion of its time deposits maturing within one year or less as of September 30, 2005. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

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

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At September 30, 2005, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 4.5%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 9.1%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 4.5%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 8.0%.

The Company’s simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level in our policy to value the net economic value of our portfolio of assets and liabilities to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. At September 30, 2005, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net economic value of our portfolio of assets and liabilities would decrease 1.7%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net economic value of our assets and liabilities would increase by 13.6%.

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

On March 21, 2000, the Company entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge was to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which matured on March 21, 2005. Amounts paid or received on the interest rate swap were reclassified into earnings upon the receipt of interest payments in the underlying hedged loans, including amounts totaling $0.2 million that were reclassified into earnings during the quarter ended September 30, 2004. There were no such amounts reclassified into earnings during the quarter ended September 30, 2005. The amount reclassified into earnings was $0.2 million and $0.9 million during the first nine months ended September 30, 2005, and September 30, 2004, respectively.

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

To mitigate risks associated with changes to the fair value of $85.6 million of Five Year CDs, on January 18, 2005, the Bank entered into swaptions that will terminate in 2009 and that can also be terminated after two years from the initial issuance of the Five Year CD’s at the election of the counterparty in exchange for a cash payment of $425,000. For the initial term of the swaptions, the Bank will receive interest at a weighted average fixed rate of 3.03% and will pay interest at a rate of LIBOR less 12.5 basis points. If the swaptions are not terminated in 2006, then the Bank will receive interest at a weighted average rate of 5.86% and pay interest at a rate of LIBOR less 12.5 basis points for the last three years of the swap term. All of these swaptions were initially designated as fair value hedges and the Bank expects a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Five Year CDs. As of September 30, 2005, all of these swaptions were highly effective. The net increase in the unrealized loss on the swaptions of $216,000 and the net change in the unrealized gain on the Five Year CDs of $215,000 have been recorded in income for the third quarter of 2005. The net increase in the unrealized loss on the swaptions of $427,000 and the net change in the unrealized gain on the Five Year CDs of $422,000 have been recorded in income for the nine months of 2005.

To mitigate risks associated with changes to the fair value of $25.8 million of Three Year CDs, on January 18, 2005, the Bank entered into swaptions that will terminate in 2007 and that can also be terminated after one year from the initial issuance of the Three Year CDs at the election of the counterparty in exchange for a cash payment of $163,000. For the initial term of the swaptions, the Bank received interest at a weighted average fixed rate of 2.39% and will pay interest at a rate of LIBOR less 12.5 basis points. If the swaptions had not terminated in 2005, then the Bank would have received interest at a weighted average rate of 3.85% and pay interest at a rate of LIBOR less 12.5 basis points for the last two years of the swap term. All of these swaptions were initially designated as fair value hedges There was a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Three Year CDs. On May 9, 2005, the Company terminated the $25.8 million swaptions related to the Three Year CDs in exchange for a cash payment of $163,000. The changes in fair values of the Three Year CD’s and the $25.8 million swaptions were recorded in income through the date the swaptions were terminated The net realized gain on the swaptions of $137,000 and the net realized loss on the Three Year CDs of $135,000 have been recorded in income for the second quarter of 2005. The net realized gain or loss was zero on the swaptions and zero for the Three Year CD’s for the nine months of 2005.

The periodic net settlement of swaptions is recorded as an adjustment to net interest income. These swaptions decreased net interest income by $83,000 for the quarter and increased net interest income by $11,000 for the nine months ended September 30, 2005. The adjustment to net interest income was $358,000 for the same quarter and $341,000 for the same nine-month period a year ago.

In April 2005, the Bank took in a total of $8.9 million in one year certificates of deposit that pay a minimum interest of 0.5% plus additional interest tied to 60% of the appreciation of four foreign currencies against the US dollar. Under SFAS No. 133, a certificate of deposit that pays interest based on changes in exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit). The fair value of the embedded derivative at September 30, 2005 was $107,000 and is included in interest-bearing deposits in the consolidated balance sheet. The Bank purchased two currency options with a fair value at September 30, 2005, of $77,000 to manage its exposure to the appreciation of two of these foreign currencies. The net impact on the consolidated statement of income related to these currency linked certificates of deposit was an increase to income of $20,000 for the quarter and $7,000 for the nine months ended September 30, 2005.

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

The Bancorp’s wholly-owned subsidiary, Cathay Bank, is a party to ordinary routine litigation from time to time incidental to various aspects of its operations. Management is not currently aware of any litigation that is expected to have a material adverse impact on the Company’s consolidated financial condition, or the results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2005 - July 31, 2005)	NONE			451,703
Month #2 (August 1, 2005 - August 31, 2005)	NONE			451,703
Month #3 (September 1, 2005 - September 30, 2005)	NONE			451,703
Total	NONE			451,703

In April 2001, the Board of Directors approved a stock repurchase program of up to $15 million of our common stock. On May 2, 2005, the Company completed the April 2001 repurchase plan and repurchased from April 2001 to May 2005, a total of 830,065 shares of our common stock for $15 million, or $18.07 per share.

On March 18, 2005, the Board of Directors approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock following the completion of April 2001 stock buyback authorization. During the second quarter of 2005, the Company repurchased 548,297 shares under the March 2005 buyback authorization for a total of $18.3 million, or $33.40 a share. There were no shares repurchased during the third quarter of 2005. As of September 30, 2005, 451,703 shares remain under the Company’s latest stock buyback authorization announced on March 18, 2005.

For the first nine months of 2005, the Company repurchased 738,542 shares for $24.5 million, or $33.18 cost per share under both the April 2001 repurchase program and the March 2005 repurchase program.

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

Cathay General Bancorp
(Registrant)

Date: November 9, 2005	By	/s/ Dunson K. Cheng
Dunson K. Cheng
Chairman, President, and Chief Executive Officer

Date: November 9, 2005	By	/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and Chief Financial Officer