Form 10-K
period 2005-12-31
CATHAY GENERAL BANCORP
filed 2006-03-16
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2005) was $1,482,104,993.

As of February 15, 2006, there were 50,263,655 shares of common stock outstanding, par value $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

•	Portions of Registrant’s definitive proxy statement relating to Registrant’s 2006 Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2005, are incorporated by reference into Part III.

•	Estimated solely for the purposes of this cover page. The market value of shares held by Registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded.

CATHAY GENERAL BANCORP

2005 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

In this Annual Report on Form 10-K, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. These forward-looking statements may include, but are not limited to, such words as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” or the negative of such terms and other comparable terminology or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Bancorp to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties and other factors include, but are not limited to adverse developments or conditions related to or arising from:

•	expansion into new market areas;

•	acquisitions of other banks, if any;

•	fluctuations in interest rates;

•	demographic changes;

•	competitive pressures;

•	deterioration in asset or credit quality;

•	changes in the availability of capital;

•	legislative and regulatory developments;

•	changes in business strategy, including the formation of a real estate investment trust;

•	general economic or business conditions in California and other regions where the Bank has operations; and

•	other factors discussed in Part I — Item 1A “Risk Factors.”

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

PART I

Item 1. Business.

Business of Bancorp

Overview

Cathay General Bancorp is a corporation organized under the laws of the State of Delaware. We are the holding company of Cathay Bank, a California state-chartered commercial bank. Our principal current business activity is to hold all of the outstanding stock of Cathay Bank. In the future, we may become an operating company or acquire savings institutions, banks, or companies engaged in bank-related activities and may engage in or acquire such other businesses, or activities as may be permitted by applicable law. Our only office, and our principal place of business, is located at the main office of our wholly owned subsidiary, Cathay Bank, at 777 North Broadway, Los Angeles, California 90012. Our telephone number is (213) 625-4700. Our common stock is traded on the NASDAQ National Market and our trading symbol is “CATY.”

In October 2003, we acquired General Bancorp in a merger (the “GBC Merger”) for $162.4 million in cash and 13.5 million shares of our common stock.

Subsidiaries of Bancorp

In addition to its wholly-owned bank subsidiary, the Bancorp has the following subsidiaries:

Cathay Capital Trust I, Cathay Statutory Trust I and Cathay Capital Trust II. The Bancorp established Cathay Capital Trust I in June 2003, Cathay Statutory Trust I in September 2003, and Cathay Capital Trust II in December 2003 (collectively, the “Trusts”) as wholly owned subsidiaries. The Trusts are statutory business trusts. In separate transactions in 2003, the Trusts issued capital securities representing undivided preferred beneficial interests in the assets of the Trusts. The Trusts exist for the purpose of issuing the capital securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the Trusts by the Bancorp, in Junior Subordinated Notes issued by the Bancorp. The Bancorp guarantees, on a limited basis, payments of distributions on the capital securities of the Trusts and payments on redemption of the capital securities of the Trusts. The Bancorp is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier 1 Capital for regulatory purposes in connection with the GBC Merger.

Because the Bancorp is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company. The capital securities of the Trusts are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes. On March 1, 2005, the Federal Reserve adopted a final rule that retains trust preferred securities in the Tier I capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier I capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier II capital, subject to restrictions. In the last five years before maturity, the outstanding amount must be excluded from Tier I capital and included in Tier II capital. Bank holding companies with significant international operations would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier I capital elements, net of goodwill. We are currently evaluating this new regulation, but do not expect that this rule will have a materially adverse effect on our capital positions.

GBC Venture Capital, Inc. The business purpose of GBC Venture Capital, Inc. is to hold equity interests (such as options or warrants) received as part of business relationships and to make equity investments in companies and limited partnerships subject to applicable regulatory restrictions.

Competition

Our primary business is to act as the holding company for the Bank. Accordingly, we face the same competitive pressures as those expected by the Bank. For a discussion of those risks, see “Business of the Bank — Competition.”

Employees

Due to the limited nature of the Bancorp’s activities, the Bancorp currently does not employ any persons other than Bancorp’s management, which includes the Chief Executive Officer and President, the Chief Operating Officer, the Chief Financial Officer, Executive Vice Presidents, the Secretary, Assistant Secretary, and the General Counsel. See also “Business of the Bank — Employees.”

Business of the Bank

General

Cathay Bank was incorporated under the laws of the State of California on August 22, 1961, and was licensed by the Department of Financial Institutions (previously known as the California State Banking Department), and commenced operations as a California state-chartered bank on April 19, 1962. Cathay Bank is an insured bank under the Federal Deposit Insurance Act, but, like most state-chartered banks of similar size in California, it is not a member of the Federal Reserve System.

The Bank’s main office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. In addition, as of December 31, 2005, the Bank had branch offices in Southern California (20 branches), Northern California (9 branches), New York (four branches), Massachusetts (one branch), Texas (one branch), Washington (two branches), and representative offices in Hong Kong, Shanghai, and Taipei. Each branch office has loan approval rights subject to the branch manager’s authorized lending limits. Activities of the Hong Kong, Shanghai, and Taipei representative offices are limited to coordinating the transportation of documents to the Bank’s head office and performing liaison services.

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

As a commercial bank, Cathay Bank accepts checking, savings, and time deposits, and makes commercial, real estate, personal, home improvement, automobile, and other installment and term loans. From time to time, the Bank invests available funds in other interest-earning assets, such as U.S. Treasury securities, U.S. government agency securities, state and municipal securities, mortgage-backed securities, asset-backed securities, corporate bonds, and venture capital investments. The Bank also provides letters of credit, wire transfers, forward currency spot and forward contracts, traveler’s checks, safe deposit, night deposit, Social Security payment deposit, collection, bank-by-mail, drive-up and walk-up windows, automatic teller machines (“ATM”), Internet banking services, and other customary bank services.

The Bank primarily services individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located and provides residential mortgage loans, commercial mortgage loans, construction loans, home equity lines of credit; commercial loans, trade financing loans, Small Business Administration (“SBA”) loans; and installment loans to individuals for automobile, household, and other consumer expenditures.

Through Cathay Wealth Management (formerly known as Cathay Global Investment Services), Cathay Bank provides its customers the ability to trade stocks online and to purchase mutual funds, annuities, equities, bonds, and short-term money market instruments, through UVest Financial Services Group, Inc.

Securities

The Bank’s securities portfolio is managed in accordance with a written Investment Policy which addresses strategies, types, and levels of allowable investments, and which is reviewed and approved by our Board of Directors.

Our investment portfolio is managed to meet our liquidity needs through proceeds from scheduled maturities and is also utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances. The portfolio is comprised of U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, obligations of states and political subdivisions, corporate debt instruments and equity securities. At December 31, 2005, the aggregate investment securities portfolio, with a carrying value of $1.22 billion, was classified as investment grade securities, except for our $14.2 million of non-rated venture capital investments. We do not include federal funds sold and certain other short-term securities as investment securities. These other investments are included in cash and cash equivalents.

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

Loans

Cathay Bank’s Board of Directors and senior management establish, review, and modify Cathay Bank’s lending policies. These policies include, but are not limited to a potential borrower’s financial condition, ability to repay the loan, character, existence of secondary repayment source (such as guaranty), quality and availability of collateral, capital, leverage capacity of the borrower, market conditions for the borrower’s business or project, and prevailing economic trends and conditions. For mortgage loans, our lending policies require an independent appraisal of the real property in accordance with applicable regulatory guidelines. Loan originations are obtained through a variety of sources, including existing customers, walk-in customers, referrals from brokers or existing customers, and advertising. While loan applications are accepted at all branches, the Bank’s centralized document department supervises the application process including documentation of loans, review of appraisals, and credit reports.

Commercial Mortgage Loans. These loans are typically secured by first deeds of trust on commercial properties, including primarily commercial retail properties, shopping centers, and owner-occupied industrial facilities, and secondarily office buildings, multiple-unit apartments, and multi-tenanted industrial properties.

The Bank also makes medium-term commercial mortgage loans which are generally secured by commercial or industrial buildings where the borrower uses the property for business purposes or derives income from tenants.

Commercial Loans. The Bank provides financial services to diverse commercial and professional businesses in its market areas. Commercial loans consist primarily of short-term loans (normally with a maturity of up to one year) to support general business purposes, or to provide working capital to businesses in the form of lines of credit to finance trade-finance loans. The Bank continues to focus primarily on commercial lending to small-to-medium size businesses, within the Bank’s geographic market area. Commercial loan pricing is generally at a rate tied to the prime rate, as quoted in the Wall Street Journal, or the Bank’s reference rate.

Small Business Administration (“SBA”) Loans. The Bank originates SBA loans in California, under the “preferred lender” status. Preferred lender status is granted to a lender which has made a certain number of SBA loans and which, in the opinion of the SBA, has staff qualified and experienced in small business loans. As a preferred lender, the Bank’s SBA Lending Group has the authority to issue, on behalf of the SBA, the SBA guaranty on loans under the 7(a) program which may result in shortening the time it takes to process a loan. In addition, under this program, the SBA delegates loan underwriting, closing, and most servicing and liquidation authority and responsibility to selected lenders.

The Bank utilizes both the 504 program, which is focused toward long-term financing of buildings and other long-term fixed assets, and the 7(a) program, which is the SBA’s primary loan program and which can be used for financing of a variety of general business purposes such as acquisition of land and buildings, equipment, inventory and working capital needs of eligible businesses generally over a 5-to 25- year term. The collateral position in the SBA loans is enhanced by the SBA guaranty in the case of 7(a) loans, and by lower loan-to-value ratios under the 504 program. The Bank has sold and may, in the future, sell the guaranteed portion of certain of its SBA 7(a) loans in the secondary market. SBA loan pricing is generally at a rate tied to the prime rate, as quoted in the Wall Street Journal.

Residential Mortgage Loans. The Bank originates single-family-residential mortgage loans, and home equity lines of credit. The single-family-residential mortgage loans are comprised of conforming, nonconforming, and jumbo residential mortgage loans, and are secured by first and subordinate liens on single (one-to-four) family residential properties. The Bank’s products include a fixed-rate residential mortgage loan, an adjustable-rate residential mortgage loan, and a variable-rate home equity line of credit loan. The pricing on our variable-rate home equity line of credit is generally at a rate tied to the prime rate, as quoted in the Wall Street Journal, or the Banks’ reference rate. Mortgage loans are underwritten in accordance with the Bank’s guidelines, on the basis of the borrower’s financial capabilities, historical loan quality, and other relevant qualifications. As of December 31, 2005, approximately 87% of the Bank’s residential mortgages were for properties located in California.

Real Estate Construction. The Bank’s real estate construction loan activity focuses on providing short-term loans to individuals and developers, primarily, for the construction of multi-unit projects. Residential real estate construction loans are typically secured by first deeds of trust and guarantees of the borrower. The economic viability of the projects, borrower’s credit worthiness, and borrower’s and contractor’s experience are primary considerations in the loan underwriting decision. The Bank utilizes approved independent licensed appraisers and monitors projects during the construction phase through construction inspections and a disbursement program tied to the percentage of completion of each project. The Bank also occasionally makes unimproved property loans to borrowers who intend to construct a single-family-residence on their lots generally within twelve months. In addition, the Bank also makes commercial real estate construction loans to high net worth clients with adequate liquidity for construction of office and warehouse properties. Such loans are typically secured by first deeds of trust and are guaranteed by the borrower.

Installment Loans. Installment loans tend to be fixed rate and longer-term (one-to-six year maturities). These loans are funded primarily for the purpose of financing the purchase of automobiles and other personal uses of the borrower.

Distribution and Maturity of Loans. Information concerning loan type and mix, distribution of loans and maturity of loans is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 5 to the Consolidated Financial Statements.”

Asset Quality

The Bank’s lending and credit policies require management to review regularly the Bank’s loan portfolio so that the Bank can monitor the quality of its assets. If during the ordinary course of business, management becomes aware that a borrower may not be able to meet his or her contractual or payment obligations under a loan, then that loan is supervised more closely with consideration given to placing the loan on non-accrual status, the need for an additional allowance for loan losses, and (if appropriate) partial or full charge-off.

Under the Bank’s current policy a loan will be placed on a non-accrual status if interest or principal is past due 90 days or more, or in cases where management deems the full collection of principal and interest unlikely. When a loan is placed on non-accrual status, any unpaid accrued interest is reversed against current income. Thereafter, any payment is generally first applied towards the principal balance. Depending on the circumstances, management may elect to continue the accrual of interest on certain past due loans if partial payment is received and/or the loan is well collateralized, and in the process of collection. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. A non accrual loan may also be returned to accrual status if all principal and interest contractually due are reasonably assured of repayment within a reasonable period and there has been a sustained period of payment performance. Information concerning non-accrual, past due, and restructured loans is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Note 5 to the Consolidated Financial Statements.”

Non-performing Loans and Allowance for Loan Losses. Information concerning non-performing loans, allowance for loan losses, loans charged-off, loan recoveries, and other real estate owned is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Notes 5 and 6 to the Consolidated Financial Statements.”

Deposits

The Bank offers a variety of deposit products in order to meet its customers’ needs. As of December 31, 2005, the Bank offered passbook accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, college certificates of deposit, and public funds deposits. These products are priced in order to promote growth of deposits. From time to time, the Bank may offer special deposit promotions, such as the Anniversary CD’s during the second quarter of 2005 or the step up CD’s that were offered during 2004.

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

Borrowings

Borrowings from time to time include securities sold under agreements to repurchase, the purchase of federal funds, funds obtained as advances from the FHLB of San Francisco, borrowing from other financial institutions and Junior Subordinated Notes. Information concerning the types, amounts, and maturity of our borrowings is included in “Notes 10 and 11 to the Consolidated Financial Statements.”

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

Commitments and Letters of Credit

Information concerning the Bank’s outstanding loan commitments and letters of credit is included in “Note 14 to the Consolidated Financial Statements.”

Expansion

We continue to look for opportunities to expand the Bank’s branch network by seeking new branch locations and/or by acquiring other financial institutions to diversify our customer base in order to compete for new deposits and loans, and to be able to serve our customers more effectively.

On February 21, 2006, the Company announced the signing of a definitive agreement to acquire Great Eastern Bank (GEB), a New York City-based bank with five branches and approximately $330 million in assets. This acquisition will more than double the Company’s loans and deposits in New York and increase our branch network from four to nine.

Subsidiaries of Cathay Bank

Cathay Investment Company is a wholly-owned subsidiary of the Bank that was formed in 1984 to invest in real property. In 1987, Cathay Investment Company opened an office in Taipei, Taiwan, to promote Taiwanese real estate investments in Southern California. The office in Taipei is located at Sixth Floor, Suite 3, 146 Sung Chiang Road, Taipei, Taiwan.

Cathay Real Estate Investment Trust (“CB REIT”) is a real estate investment trust subsidiary of the Bank that was formed in February 2003 to provide the Bank with flexibility in raising capital. During 2003, the Bank contributed $1.13 billion in loans and securities to CB REIT in exchange for 100% of the common stock of CB REIT. In 2003 and 2004, CB REIT sold $4.4 million and $4.2 million, respectively, of its 7.0% Series A Non-Cumulative preferred stock to accredited investors. During 2005, CB REIT repurchased $131,000 of its preferred stock. At December 31, 2005, total assets of CB REIT were consolidated with the Company and totaled approximately $1.32 billion. See discussion below in Item 1A – Risk Factors of this Annual Report on Form 10-K.

GBC Investment & Consulting Company, Inc. a wholly-owned subsidiary of the Bank, was incorporated to provide expertise in the areas of investment and consultation on an international and domestic basis. It maintains an office in Taipei, Taiwan, to coordinate and develop business between the Bank and prospective customers in Taiwan and other Asian countries.

GBC Real Estate Investments, Inc. is a wholly-owned subsidiary of the Bank. The purpose of this subsidiary is to engage in real estate investment activities, which may include equity interests in limited partnerships and limited liability companies that own or invest in commercial real estate development properties. To date, there have been no transactions involving this subsidiary.

Cathay Trade Services, Asia Limited (“Trade Services”), is a wholly-owned subsidiary of the Bank. Trade Services is a Hong Kong based non-financial institution that serves as a vehicle to reissue, in Hong Kong, letters of credit for the account of its U.S. based import customers in favor of beneficiaries.

GB Capital Trust II (“GB REIT”) was incorporated in January 2002 to provide General Bank with flexibility in raising capital. As a result of the GBC merger, the Bank owns 100% of the voting common trust units issued by the REIT. At December 31, 2005, total assets of GB REIT were consolidated with the Company and were approximately $805 million.

Competition

The banking business in California and the other markets served by the Bank, is highly competitive. The Bank competes for deposits and loans with other commercial banks, savings and thrift institutions, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies and other financial and non-financial institutions and entities. The Bank also competes with other banks of similar size that are focused on servicing the same communities that are served by the Bank. In addition, the Bank competes with other entities (both governmental and private industry) that are seeking to raise capital through the issuance and sale of debt and equity securities. Many of these competitors have substantially greater financial, marketing, and administrative resources than the Bank and may also offer services that are not offered directly by the Bank, all of which results in greater and more intense competition for the Bank.

In addition, current federal legislation encourages increased competition between different types of financial institutions and has encouraged new entrants to enter the financial services market. Competitive conditions are expected to continue to intensify as legislation is enacted which will have the effect of, among other things, (i) eliminating historical barriers that limited participation by certain institutions in certain markets, (ii) increasing the cost of doing business for banks, and/or (iii) affecting the competitive balance between banks and other financial and non-financial institutions and entities. Technological factors, such as on-line banking and brokerage services, and economic factors are also expected to increase competitive conditions.

To compete with other financial institutions in its primary service areas, the Bank relies principally upon local promotional activities, personal contacts by its officers, directors, employees, and stockholders, extended hours on weekdays, Saturday banking, and Sunday banking in certain locations, Internet banking, an Internet website, located at www.cathaybank.com, and certain other specialized services. The content of our website is not incorporated into and is not part of this Annual Report on Form 10-k.

If a proposed loan exceeds the Bank’s internal lending limits, the Bank has, in the past, and may in the future, arrange such loans on a participation basis with correspondent banks. The Bank also assists customers requiring other services not offered by the Bank to obtain such services from its correspondent banks.

In California, at least two Chinese-American banks of comparable size compete for loans and deposits with the Bank and at least two super-regional banks compete with the Bank for deposits. In addition, there are many other Chinese-American banks in both Southern and Northern California. Banks from the Pacific Rim countries, such as Taiwan, Hong Kong, and China also continue to open branches in the Los Angeles area, thus increasing competition in the Bank’s primary markets. See discussion below in Item 1A – Risk Factors of this Annual Report on Form 10-K.

Employees

As of December 31, 2005, the Bancorp and Bank (including subsidiaries) employed approximately 900 persons, including 266 officers. None of the employees are represented by a union. Management believes that its relations with employees are good.

Available Information

We invite you to visit us at our Web site at www.cathaybank.com, to access free of charge Bancorp’s annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (the “SEC”). In addition, you can write to us to obtain a free copy of any of those reports at Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012, Attn: Investor Relations. These reports are also available through the SEC’s Public Reference Room, located at 100 F Street NE, Washington, DC 20549 and online at the SEC’s website, located at www.sec.gov. Investors can obtain information about the operation of the SEC’s Public Reference Room by calling 800-SEC-0300.

Regulation and Supervision

General

The Bancorp and the Bank are subject to significant regulation and restrictions by federal and state regulatory agencies. The following discussion of statutes and regulations is a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. No assurance can be given that these statutes and regulations will not change in the future.

Holding Company Regulation

The Bancorp is a bank holding company within the meaning of the Bank Holding Company Act and is registered as such with the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if it would thereby directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock. In 1997, the Federal Reserve Board adopted a policy for risk-focused supervision of small bank holding companies that do not engage in significant non-banking activities. Under this policy, examinations focus on whether a bank holding company has systems in place to manage the risks inherent in its business. In analyzing risk, the Federal Reserve Board looks at the financial condition of the holding company and its subsidiary banks, management, compliance with laws and regulations, inter-company transactions and any new or contemplated activities. The Federal Reserve Board has by regulation determined certain activities in which a bank holding company may or may not engage. With certain exceptions, a bank holding company may engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks or activities that are closely related to banking activities. In 2000, the permissible activities and affiliations of certain bank holding companies were expanded. See section below entitled “— Financial Modernization Act.”

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

Bank Regulation

Federal law mandates frequent examinations of all banks, with the costs of examinations to be assessed against the bank being examined. The Bank’s primary federal regulator is the Federal Deposit Insurance Corporation, or the FDIC. The federal banking regulatory agencies have substantial enforcement powers over the depository institutions that they regulate. Civil and criminal penalties may be imposed on such institutions and persons associated with those institutions for violations of laws or regulations.

As a California state-chartered bank whose accounts are insured by the FDIC up to a maximum of $100,000 per depositor, the Bank is subject to regulation, supervision, and regular examination by the California Commissioner of Financial Institutions, and the FDIC, and must comply with applicable regulations of the Federal Reserve Board. The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports, its activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision, legal action, and examination by these agencies is generally intended to protect depositors, creditors, borrowers and the deposit insurance fund and generally is not intended for the protection of stockholders.

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

Capital Adequacy Requirements

The Bancorp is subject to the capital adequacy regulations of the Federal Reserve Board, and the Bank is subject to the capital adequacy regulations of FDICIA. Those regulations incorporate both risk-based and leverage capital requirements. Each of the federal regulators has established risk-based and leverage capital guidelines for banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries. Trust preferred securities may also constitute up to 25% of Tier 1 capital. Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill. For a discussion of the final rule adopted by the Federal Reserve Board on March 1, 2005 regarding the eligibility of trust preferred as Tier 1 capital, see “— Subsidiaries of Bancorp”.

The minimum required ratio of qualifying total capital to total risk-weighted assets, or the total risk-based capital ratio, is 8.0%, at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets, or the Tier 1 risk-based capital ratio, is 4.0%. Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2005, the Bank’s total risk-based capital ratio was 11.81%, and its Tier 1 risk-based capital ratio was 10.70%. As of December 31, 2005, the Bancorp’s Total Risk-Based Capital ratio was 11.72% and its Tier 1 risk-based capital ratio was 10.61%.

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

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2005, the Bank’s leverage capital ratio was 9.88%, and the Bancorp’s leverage capital ratio was 9.80%, both ratios exceeding regulatory minimums.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In June 2004, the BIS published a new capital accord to replace its 1988 capital accord. The new capital accord, referred to as Basel II, emphasizes internal assessment of credit, market and operational risk, supervisory assessment and market discipline in determining minimum capital requirements. Basel II currently becomes mandatory in 2008 for banks with over $250 billion in assets or total on-balance-sheet foreign exposure of $10 billion or more, which would not apply to the Bancorp or the Bank. In October 2005, however, U.S. banking regulators issued an advance rulemaking notice that contemplated possible modifications to the “Basel I” risk-based capital framework applicable to domestic banking organizations that are not affected by Basel II. These possible modifications, which would be designed to avoid future competitive inequalities between Basel I and Basel II organizations and which would likely be applicable to us, include (i) increasing the number of risk-weight categories, (ii) expanding the use of external ratings for credit risk, (iii) expanding the range of collateral and guarantors to qualify for a lower risk weight, and (iv) basing residential mortgage risk ratings on loan-to-value ratios. The banking regulators indicated

an intention to publish proposed rules for implementation of Basel I and Basel II in similar time frames, presumably during 2006.

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

In addition, banks must pay a fluctuating amount towards the retirement of the Financing Corporation bonds (commonly referred to as FICO bonds) issued in the 1980s to assist in the recovery of the savings and loan industry. The current FICO assessment rate as of January 1, 2006, for institutions insured by the Bank Insurance

Fund is $0.0132 per $100 of assessable deposit. The FICO assessments are adjusted quarterly and do not vary depending on an institution’s capitalization or supervisory evaluations.

FDIC Deposit Insurance Reform

On February 8, 2006, the President signed The Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). The FDIC Reform Act will: (i) merge the two deposit insurance funds, Bank Insurance Fund (or BIF) and Savings Association Insurance Fund (or SAIF), into a new combined fund to be called the Deposit Insurance Fund, or DIF; (ii) index the $100,000 deposit insurance level to reflect inflation, with the first adjustment for inflation to be effective January 1, 2011, and thereafter adjustments will occur every five years; (iii) increase deposit insurance coverage for retirement accounts to $250,000; (iv) impose a cap on the level of the deposit insurance fund and provide for dividends when the fund grows beyond a specified threshold; and (v) authorize revisions to the current risk-based system for assessing premiums. The merger of the two deposit insurance funds will be effective by the third quarter of 2006. Final rules for the remainder of the provisions are supposed to become effective 270 days after enactment.

Dividends

Holders of the Bancorp’s common stock are entitled to receive dividends as and when declared by the board of directors out of funds legally available therefore under the laws of the State of Delaware.

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

The powers of the board of directors of the Bank to declare a cash dividend to its holding company is subject to California law, which restricts the amount available for cash dividends to the lesser of the retained earnings or the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the California Commissioner in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. The amount of retained earnings available for cash dividends to the Bancorp immediately after December 31, 2005, is restricted to approximately $111.4 million under this regulation.

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

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act, or CRA, activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low-and moderate-income neighborhoods. The CRA further requires the agencies to take into account a financial institution’s record of meeting its community credit needs when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank’s actual lending, service, and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” In its most recently released public reports, from February 2004, the Bank received a “satisfactory” rating.

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

Generally, the Financial Modernization Act:

•	Repealed historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

•	Provided a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

•	Broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	Provided an enhanced framework for protecting the privacy of consumer information;

•	Adopted a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	Modified the laws governing the implementation of the CRA; and

•	Addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

Bank Secrecy Act and Memorandum of Understanding

The financial Record keeping and Reporting of Currency and Foreign Transactions Act of 1970 (the “BSA”) is a disclosure law that forms the basis of the U.S. federal government’s framework to prevent and detect money laundering and to deter other criminal enterprises. Following the terrorist attacks in September 2001, an additional purpose was added to the BSA: “To assist in the conduct of intelligence or counter-intelligence activities, including analysis, to protect against international terrorism.” Under the BSA, financial institutions such as the Bank are required to maintain certain records and file certain reports regarding domestic currency transactions and cross-border transportations of currency. Among other requirements, the BSA requires financial institutions to report imports and exports of currency in the amount of $10,000 or more and, in general, all cash transactions of $10,000 or more. The Bank has established a BSA compliance policy under which, among other precautions, the Bank keeps currency transaction reports to document cash transactions in excess of $10,000 or in multiples totaling more than $10,000 during one business day, monitors certain potentially suspicious transactions such as the exchange of a large number of small denomination bills for large denomination bills, and scrutinizes electronic funds transfers for BSA compliance.

In June 2004, following a regular examination by FDIC, the Bank entered into a memorandum of understanding (“MOU”) with the FDIC in connection with certain deficiencies identified by the FDIC relating to the Bank’s compliance with certain provisions of the BSA. Under the terms of the MOU, the Bank was required to comply in all material respects with the BSA within 90 days from the MOU’s effective date, July 18, 2004. The MOU also required the Bank to analyze its BSA risk profile and implement a written action plan designed to ensure compliance with the BSA. The plan included revisions of the Bank’s policies and procedures, enhancements of the Bank’s internal controls for BSA compliance, independent compliance testing, dedicated compliance staff, and regular employee training. On September 15, 2005, Bancorp announced that the MOU had been lifted by the FDIC.

While compliance with the terms of the MOU resulted in additional BSA compliance expenses for the Bank and continued BSA compliance will result in additional expense, these expenses did not have a material adverse effect on the financial condition of Bancorp or the Bank for the year ending December 31, 2005 and are not anticipated to have a material adverse effect on the financial condition of the Bancorp or the Bank in future periods.

Cross-Institution Assessments

Any insured depository institution owned by a bank holding company can be assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by the bank holding company.

Audit Requirements

The Bank is required to have an annual independent audit, alone or as a part of its bank holding company’s audit, and to prepare all financial statements in accordance with accounting principles generally accepted in the United States of America. Each bank is also required to have an audit committee comprised entirely of independent directors or to have an audit committee with the same composition as its holding company. As required by NASDAQ, the Bancorp has certified that its audit committee has adopted formal written charters and meets the requisite number of directors, independence and qualification standards. In addition, because the Bank has more than $3 billion in total assets, it is subject to the FDIC requirements for audit committees of large institutions. As such, among other requirements, the Bancorp must maintain an audit committee which shall include members with banking or related financial management expertise, have access to its own outside counsel, and not include members who are large customers of the Bank.

The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters. Management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2005. These assessments are included in Item 9A, “Controls and Procedures”, below.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of:

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

Item 1A. Risk Factors.

The allowance for loan losses is an estimate of probable loan losses. Actual loan losses in excess of the estimate could adversely affect our net income and capital.

The allowance for loan losses is based on management’s estimate of the probable losses from our loan portfolio. If actual losses exceed the estimate, the excess losses could adversely affect our net income and capital. Such excess could also lead to larger allowances for loan losses in future periods, which could in turn adversely affect net income and capital in those periods. If economic conditions differ substantially from the assumptions used in the estimate or adverse developments arise with respect to our loans, future losses may occur, and increases in the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance. These agencies may require us to establish additional allowances based on their judgment of the information available at the time of their examinations. No assurance can be given that we will not sustain loan losses in excess of present or future levels of the allowance for loan losses.

Fluctuations in interest rates could reduce our net interest income and adversely affect our business.

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

We seek to minimize the adverse effects of changes in interest rates by structuring our asset-liability composition to obtain the maximum spread. We use interest rate sensitivity analysis and a simulation model to assist us in estimating the optimal asset-liability composition. However, such management tools have inherent limitations that impair their effectiveness. There can be no assurance that we will be successful in minimizing the adverse effects of changes in interest rates. See also the sections entitled “Risks Elements of the Loan Portfolio” under Item 7 and “Market Risk” under Item 7A of this Annual Report on the Form 10-K.

We have engaged in and may continue to engage in further expansion through mergers and acquisitions, which could negatively affect our business and earnings.

We have engaged in and may continue to engage in expansion through mergers and acquisitions. There are risks associated with such expansion. These risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, and being unable to profitably deploy assets acquired in the transaction. Additional country- and region-specific risks are associated with transactions outside the United States, including in China. To the extent we issue capital stock in connection with additional transactions, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership.

Our earnings, financial condition, and prospects after a merger or acquisition depend in part on our ability to successfully integrate the operations of the acquired company. We may be unable to integrate operations successfully or to achieve expected cost savings. Any cost savings which are realized may be offset by losses in revenues or other charges to earnings.

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

Our effective income tax rate was lower in 2002 and 2001 than in subsequent years due in large part to income tax benefits derived from a registered investment company subsidiary of the Bank. We had relied on the California tax law related to registered investment companies and on an outside tax opinion in creating this subsidiary. In the fourth quarter of 2003, a change in that law was enacted by the California Legislature, which would deny such tax benefits from and after January 1, 2003. On December 31, 2003, the California Franchise Tax Board (FTB) announced its position that certain tax deductions related to regulated investment companies as well as real estate investment trusts prior to January 1, 2003 would also be disallowed.

In December, 2002, we decided to deregister the registered investment company and, in February, 2003, we completed such deregistration. In addition, in the fourth quarter of 2003, the Company reversed the net state tax benefits recorded in the first three quarters of 2003 relating to the real estate investment trust (REIT) that it formed as a subsidiary of the Bank during 2003. The Company did not record any tax benefits relating to the REIT in the fourth quarter of 2003 and did not record any such benefits in 2004 or 2005.

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions. While the Company continues to believe that the tax benefits recorded in three prior years with respect to its regulated investment company were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative – Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. As of December 31, 2005, the Company reflected a $12.1 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $7.9 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $7.9 million net state tax receivable after giving effect to Federal tax benefits.

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

Item 1B. Unresolved Staff Comments.

The Company has not received written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days before the end of its 2005 fiscal year and that remain unresolved.

Item 2. Properties.

Cathay General Bancorp

The Bancorp currently neither owns nor leases any real or personal property. The Bancorp uses the premises, equipment, and furniture of the Bank in exchange for payment of a management fee to the Bank.

Cathay Bank

The Bank’s main corporate office and headquarter branch is located in a 26,527 square foot building in the Chinatown area of Los Angeles. The Bank owns both the building and the land upon which the building is situated. Parking is provided on three lots adjacent to the Bank’s building, two of which are owned by the Bank. The third lot is leased under a 55-year term with a 30-year option commencing in January 1987 at a current monthly rent of approximately $16,031.

The Bank owns its branch offices in Monterey Park, Alhambra, Westminster, San Gabriel, City of Industry, Cupertino, Artesia and Flushing, New York, and the building housing its former Torrance branch office, which was closed during 2004. In addition, the Bank has certain operating and administrative departments located at 4128 Temple City Boulevard, Rosemead, California, where it owns the building and land with approximately 27,600 square feet of space.

The Bank leases certain other premises. Expiration dates of the Bank’s leases range from April, 2006 to October, 2014. The Bank’s leased offices include the former headquarter of General Bank, located at 800 West 6th Street, Los Angeles, California 90017, consisting of approximately 41,501 square feet of rentable area which includes the ground floor and the second, fourteenth and fifteenth floors of the building. The initial lease term will expire in the year 2009, and the Bank has two five-year options to renew the lease following the expiration date of the initial term. As of December 31, 2005, the monthly base rent for the facility was $119,000. The monthly base rent is subject to change on specified dates during the 15-year initial lease term.

The office in Taipei of Cathay Investment Company and GBC Investment & Consulting Company, Inc. is located at Sixth Floor, Suite 3, 146 Sung Chiang Road, Taipei, Taiwan, and consists of 1,806 square feet. The lease was renewed for one year from July 1, 2005 to June 30, 2006. As of December 31, 2005, neither Cathay Investment Company nor GBC Investment & Consulting Company, Inc. owned any properties.

As of December 31, 2005, the Bank’s investment in premises and equipment totaled $30.3 million. See also Notes 8 and 14 to the Consolidated Financial Statements of Cathay General Bancorp, which are included in this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

We are not currently aware of any litigation, other than ordinary routine litigation incidental to the business, that is expected to have material adverse effect on our financial condition, results of operations or business.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

Executive Officers of Registrant.

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of February 15, 2006. See Part III, Item 10 — “Directors and Executive Officers of the Registrant,” below for further information regarding the executive officers of the Bancorp and the Bank.

Name	Age	Present Position and Principal Occupation During the Past Five Years
Dunson K. Cheng	61	Chairman of the Board of Directors of Bancorp and the Bank since 1994; Director and President of Bancorp since 1990. President of the Bank since 1985 and Director of the Bank since 1982.

Peter Wu	57	Director, Executive Vice Chairman, and Chief Operating Officer of Bancorp and the Bank since October 20, 2003. Director of GBC Bancorp and General Bank from 1981 to October, 2003; Chairman of the Board of GBC Bancorp and General Bank from January, 2003 to October, 2003; President and Chief Executive Officer of GBC Bancorp and General Bank from January, 2001 to October, 2003.

Anthony M. Tang	52	Director of Bancorp since 1990; Executive Vice President of Bancorp since 1994; Chief Financial Officer and Treasurer of Bancorp from 1990 until June 2003. Chief Lending Officer of the Bank since 1985; Director of the Bank since 1986; Senior Executive Vice President of the Bank since December 1998.

Heng W. Chen	53	Executive Vice President and Chief Financial Officer of Bancorp since June 2003. Executive Vice President of the Bank since June 2003. Chief Financial Officer of the Bank since January 2004. Executive Vice President-Finance of City National Bank from March 2000 until June 2003.

Irwin Wong	57	Executive Vice President-Branch Administration for the Bank since 1999.

Kim R. Bingham	49	Executive Vice President – Chief Credit Officer of the Bank since August 2004. First Vice President – Private Banking of Mellon Bank from April 2003 to August 2004; Senior Vice President – Credit Administration of City National Bank from 2002 to April 2003; Senior Vice President - Structured Finance Division of City National Bank from 2000 to 2002.

Perry P. Oei	43	Senior Vice President of Bancorp and the Bank since January 2004; General Counsel of Bancorp and the Bank since July 2001. Consultant to Collaboratories, Inc. and other companies from February 2001 to July 2001.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

The Bancorp’s common stock trades on the NASDAQ National Market under the symbol “CATY.” The closing price of the Company’s common stock on February 15, 2006, was $35.53 per share, as reported by the NASDAQ National Market. The Company does not represent that the outstanding shares may be either bought or sold at a certain price.

The following table sets forth the high and low closing prices as reported on the NASDAQ National Market for the periods presented:

	Year Ended December 31,
	2005		2004
	High	Low	High	Low
First quarter	$37.99	$31.24	$32.91	$27.19
Second quarter	35.25	30.24	34.46	30.24
Third quarter	36.27	32.83	37.92	31.67
Fourth quarter	39.82	33.20	40.01	36.00

(b) Holders

As of February 15, 2006, there were approximately 1,651 holders of record of the Bancorp’s Common Stock.

(c) Dividends

The cash dividends per share declared by quarter were as follows:

	Year Ended December 31,
	2005	2004
First quarter	$0.090	$0.070
Second quarter	0.090	0.070
Third quarter	0.090	0.070
Fourth quarter	0.090	0.090

Total	$0.360	$0.300

In April 2001, the Board of Directors approved a stock repurchase program of up to $15 million of our common stock. On May 2, 2005, the Company completed the April 2001 repurchase plan and repurchased between April 2001 to May 2005, a total of 830,065 shares of our common stock for $15 million, or $18.07 per share.

On March 18, 2005, the Board of Directors approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock following the completion of April 2001 stock buyback authorization. During 2005, the Company repurchased 548,297 shares under the March 2005 buyback authorization for a total of $18.3 million, or $33.40 a share. As of December 31, 2005, 451,703 shares remain under the Company’s March 18, 2005 stock buyback program.

In 2005, the Company repurchased 738,542 shares for $24.5 million, or $33.18 cost per share under both the April 2001 repurchase program and the March 2005 repurchase program.

Issuer Purchases Of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(October 1, 2005 — October 31, 2005)	None			451,703
(November 1, 2005 — November 30, 2005)	None			451,703
(December 1, 2005 — December 31, 2005)	None			451,703
Total	None			451,703

Item 6. Selected Financial Data.

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

Selected Consolidated Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except share and per share data) (3)
Income Statement (1)
Interest income	$350,661	$274,979	$167,267	$144,061	$159,352
Interest expense	110,279	60,162	40,148	39,920	66,153

Net interest income before provision for loan losses	240,382	214,817	127,119	104,141	93,199
(Reversal)/provision for loan losses	(500)	—	7,150	6,000	6,373

Net interest income after provision for loan losses	240,882	214,817	119,969	98,141	86,826

Securities gains (losses)	1,473	(3,979)	9,890	1,926	2,157
Other non-interest income	21,013	20,244	13,103	14,245	12,622
Non-interest expense	96,887	90,660	55,140	43,317	40,165

Income before income tax expense	166,481	140,422	87,822	70,995	61,440
Income tax expense	62,390	53,609	32,250	22,295	18,820

Net income	$104,091	$86,813	$55,572	$48,700	$42,620

Net Income per common share
Basic	$2.07	$1.74	$1.44	$1.35	$1.18
Diluted	$2.05	$1.72	$1.42	$1.34	$1.17
Cash dividends paid per common share	$0.360	$0.300	$0.280	$0.273	$0.250
Weighted-average common shares
Basic	50,373,076	49,869,271	38,713,728	35,982,666	36,215,580
Diluted	50,821,093	50,480,154	39,035,616	36,230,238	36,330,520

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except share and per share data) (3)
Statement of Condition
Securities available-for-sale	$1,217,438	$1,791,904	$1,681,251	$248,273	$248,958
Securities held-to-maturity	—	—	—	459,452	374,356
Net loans (2)	4,574,831	3,757,464	3,229,751	1,848,078	1,640,032
Total assets	6,397,503	6,098,005	5,541,915	2,753,998	2,453,144
Deposits	4,916,350	4,595,137	4,428,081	2,314,643	2,122,348
Federal funds purchased and securities sold under agreements to repurchase	319,000	91,000	82,500	28,500	22,114
Advances from the Federal Home Loan Bank	215,000	545,000	258,313	50,000	30,000
Borrowings from other financial institutions	20,000	—	20,000	—	—
Junior subordinated notes	53,976	53,916	53,856	—	—
Stockholders’ equity	773,617	715,993	619,296	287,961	246,011

Common Stock Data
Shares of common stock outstanding	50,191,089	50,677,896	49,608,182	35,999,910	35,915,476
Book value per common share	$15.41	$14.13	$12.48	$8.00	$6.85

Profitability Ratios
Return on average assets	1.69%	1.51%	1.58%	1.88%	1.82%
Return on average stockholders’ equity	14.05	13.27	15.13	18.30	18.36
Dividend payout ratio	17.44	17.19	18.15	20.13	21.25
Average equity to average assets ratio	12.05	11.38	10.42	10.27	9.92
Efficiency ratio	36.86	39.23	36.73	36.00	37.20

(1)	Includes the operating results and the acquired assets and assumed deposits and liabilities of GBC Bancorp and its subsidiaries subsequent to October 20, 2003.
(2)	Net loans represent gross loans net of loan participations sold, allowance for loan losses and unamortized deferred loan fees.
(3)	Shares and per share data have been adjusted to reflect two-for-one stock splits in the form of 100 percent stock dividends, effective May 9, 2002 and September 28, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Bank offers a wide range of financial services. The Bank currently operates 20 branches in Southern California, nine branches in Northern California, four branches in New York State, one branch in Massachusetts, one branch in Houston, Texas, and two branches in Washington State, and three representative offices, one in Hong Kong, one in Shanghai, China, and one in Taipei, Taiwan. The Bank is a commercial bank, servicing primarily the individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.

Actual results in any future period may vary from the past results discussed in this report. Given these risks and uncertainties, we caution readers not to place undue reliance on any forward-looking statements, which speak as of the date hereof. We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

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

Investment Securities

The classification and accounting for investment securities are discussed in detail in Note 1 of the consolidated financial statements presented elsewhere herein. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas available-for-sale securities are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources. We are obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income (loss). Aside from the Fannie Mae and Freddie Mac preferred stock that was determined to be impaired and written down during the fourth quarter of 2004, the General Motors Corporation bond with a $1.0 million principal value that was determined to be impaired and written down during 2005 and the Freddie Mac preferred stock that was determined to be impaired and written down during the fourth quarter of 2005, we did not have any other investment securities that were deemed to be “other-than-temporarily” impaired as of December 31, 2005 or 2004. Total write-down for the “other-than-temporarily” impairment was $142,000 in 2005 and $5.5 million in 2004. Investment securities are discussed in more detail in Note 4 to the consolidated financial statements presented elsewhere herein.

Income Taxes

The provision for income taxes is based on income reported for financial statement purposes, and differs from the amount of taxes currently payable, since certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes. Taxes are discussed in more detail in Note 12 to the consolidated financial statements presented elsewhere herein. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, we assess the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance in the context of our tax position.

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

On December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions. While the Company continues to believe that the tax benefits recorded in three prior years with respect to its regulated investment company were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative – Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. As of December 31, 2005, the Company reflected a $12.1 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $7.9 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $7.9 million net state tax receivable after giving effect to Federal tax benefits.

Merger with GBC Bancorp

As of the close of business on October 20, 2003, the Company completed its merger with GBC Bancorp and General Bank (“GBC merger”), pursuant to the terms of the Agreement and Plan of Merger dated May 6, 2003. Consequently, GBC Bancorp was merged with and into Cathay Bancorp, Inc., with Cathay Bancorp, Inc. as the surviving corporation, and General Bank, a wholly-owned subsidiary of GBC Bancorp, was merged with and into Cathay Bank, with Cathay Bank as the surviving corporation. As a result of the merger, Cathay Bancorp, Inc. issued 13.5 million shares of its newly issued common stock, as adjusted for the two-for-one stock split in 2004, and paid $162.4 million in cash for all of the issued and outstanding shares of GBC Bancorp common stock. Immediately prior to the completion of the GBC merger, Cathay Bank paid to Cathay Bancorp a special dividend of $122.4 million which was in excess of its earnings for 2003 and for which prior regulatory approval was received to fund a portion of the $162.4 million cash portion of the merger consideration. Accordingly, the financial information presented herein after that date represents the combined operations of the two companies.

Results of Operations

Overview

For the year ended December 31, 2005, the Company reported net income of $104.1 million, or $2.05 per diluted share, compared to net income of $86.8 million, or $1.72 per diluted share in 2004 and net income of $55.6 million, or $1.42 per diluted share in 2003. Strong organic loan growth and an improved net interest margin were the main factors that contributed to these results. The return on average assets in 2005 was 1.69%, compared to 1.51% in 2004, and 1.58% in 2003. The return on average equity was 14.05% in 2005, compared to 13.27% in 2004 and 15.13% in 2003.

Highlights

•	Net income for 2005 was $104.1 million, or $2.05 per diluted common share, compared with $86.8 million, or $1.72 per diluted common share in 2004.

•	Net interest income increased by 11.9% from 2004 to 2005 as a result of the above loan growth and increases in market interest rates.

•	The provision for credit losses of was negative $500,000 for 2005, compared with zero for 2004, as a result of improved credit quality.

•	Non-accrual loans for 2005 fell to $15.8 million, a 17.8% decrease from December 31, 2004.

•	Net loan charge-offs for 2005 were $2.1 million, or 5 basis points of average loans outstanding, compared to net loan charge-offs of $2.9 million for 2004.

•	Total gross loans increased by 21.3% to $4.65 billion at December 31, 2005, from $3.83 billion at December 31, 2004.

•	Deposit balances at December 31, 2005, grew to $4.9 billion, an increase of $321.2 million, or 7.0%, compared to the deposit balance at December 31, 2004.

•	Efficiency ratio was 36.86% for 2005, compared to 39.23% for 2004.

•	The effective tax rate for 2005 decreased to 37.5% from 38.2% in 2004.

Net income and key financial performance ratios are presented below for the three years indicated:

	2005	2004	2003
	(Dollars in thousands, except share and per share data)
Net income	$104,091	$86,813	$55,572
Basic earnings per common share	$2.07	$1.74	$1.44
Diluted earnings per common share	$2.05	$1.72	$1.42
Return on average assets	1.69%	1.51%	1.58%
Return on stockholders’ equity	14.05%	13.27%	15.13%
Total average assets	$6,146,777	$5,753,208	$3,524,511
Total average stockholders’ equity	$740,921	$654,450	$367,243
Efficiency ratio	36.86%	39.23%	36.73%
Effective income tax rate	37.48%	38.18%	36.72%

Net Interest Income

Net interest income totaled $240.4 million in 2005 compared with $214.8 million in 2004. Interest income in 2005 on tax-exempt securities was $4.4 million, or $6.7 million on a tax-equivalent basis using a statutory Federal income tax rate of 35%, compared to $4.2 million, or $6.4 million on a tax-equivalent basis in 2004.

Taxable-equivalent net interest income totaled $242.6 million in 2005, compared with $217.0 million in 2004. The increase in net interest income was due to a 7.2% increase in average earning assets due primarily to the strong organic loan growth, partially offset by a decrease of securities available-for-sale, as well as an improvement in the net interest margin between 2004 and 2005.

Average loans for 2005 were $4.17 billion, which is $642.7 million, or 18.3%, higher than 2004 due primarily to the growth in commercial real estate loans. Compared with December 31, 2004, balances, commercial loans increased $155.0 million, or 16.2%, to $1.11 billion, residential mortgages and equity lines increased $99.6 million, or 30.0%, to $431.3 million, commercial real estate mortgages increased $471.4 million, or 22.2%, to $2.60 billion and construction loans increased $87.4 million, or 21.2%, to $500.0 million. Average securities were $1.48 billion, a decrease of $264.6 million, or 15.2%, due primarily to the sale of $243.2 million of securities and $302.0 million pay-downs from mortgage-backed securities and calls of municipal bonds and other securities during 2005.

Average deposits were $4.81 billion in 2005, an increase of $315.6 million, or 7.0%, from $4.49 billion in 2004 due to business development efforts and promotions. Average other borrowings decreased $2.9 million to $403.5 million from $406.4 million. Average federal funds purchased and securities sold under agreement to repurchase increased from $53.8 million in 2004 to $62.4 million in 2005 as a result of the Company’s shift from Federal Home Loan Bank borrowings.

Taxable-equivalent interest income increased $75.7 million, or 27.3%, to $352.9 million in 2005, primarily due to continued growth in loans. The overall increase in taxable-equivalent interest income was due to increases in volume and rate which were partially offset by a change in the mix of interest-earning assets as discussed below:

•	Increase in volume: Average interest-earning assets increased $383.0 million, or 7.21%, to $5.69 billion in 2005, over interest-earning assets of $5.31 billion in 2004. The increase in volume added $28.8 million to interest income and was primarily attributable to the growth in loans.

•	Increase in rate: The taxable-equivalent yield on interest-earning assets increased 98 basis points from 5.22% in 2004 to 6.20% in 2005. As a result of the higher interest rate environment during 2005, the yield earned on average loans increased 116 basis points from 5.68% to 6.84% in the same period. The yield earned on average taxable securities increased from 4.24% in 2004 to 4.33% in 2005. The increase in rates increased interest income by $46.9 million.

•	Change in the mix of interest-earnings assets: Average gross loans, which generally has a higher yield than other types of investments, comprised 73.2% of total average interest-bearing assets compared with 66.4% in 2004. Average securities comprised 26.0% of total average interest-bearing assets which decreased from 32.9% in 2004.

Interest expense increased by $50.1 million to $110.3 million in 2005 compared with $60.2 million in 2004. The overall increase in interest expense was due to an increase in rate and an increase in volume time deposits as discussed below:

•	Increase in volume: Average interest-bearing liabilities increased $282.6 million in 2005, due primarily to the growth of time deposits.

•	Increase in rate: As a result of the higher interest rate environment during 2005, the average cost of interest bearing liabilities increased 99 basis points from 1.39% in 2004 to 2.38% in 2005.

•	Change in the mix of interest-bearing liabilities. Average time deposits of $2.93 billion comprised 63.3% of total interest-bearing liabilities in 2005 compared to 58.1% in 2004. Total average savings accounts, NOW accounts, and money market accounts decreased to 25.4% of total interest-bearing liabilities in 2005 compared to 30.1% in 2004.

The Company’s taxable-equivalent net interest margin, defined as taxable-equivalent net interest income to average interest-earning assets, increased 17 basis points to 4.26% in 2005 from 4.09% in 2004 primarily as a result of the increases in the prevailing prime rate, the Company’s overall asset sensitive interest rate position in a period of increasing interest rates, and the decrease in securities as a proportion of earning assets.

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

Average loans for 2004 were $3.52 billion, which is $1.29 billion higher than 2003 due to the GBC Bancorp merger and growth in commercial real estate loans. Compared with December 31, 2003, balances, commercial loans decreased $1.0 million to $955.4 million, residential mortgages and equity lines increased 26.2% to $331.7 million, commercial real estate mortgages increased 23.5% to $2.12 billion and construction loans increased 14.8% to $412.6 million. Average securities were $1.74 billion, an increase of $688.2 million or 65.2% due primarily to the merger with GBC Bancorp.

Average deposits were $4.49 billion in 2004, an increase of $1.67 billion from $2.82 billion in 2003 due primarily from the merger with GBC Bancorp. Average other borrowings increased to $406.4 million from $138.5 million primarily as a result of the Company’s increased utilization of Federal Home Loan Bank borrowings. Average federal funds purchased and securities sold under agreements to repurchase decreased from $106.0 million in 2003 to $53.8 million in 2004 as a result of the Company’s shift to Federal Home Loan Bank borrowings.

Taxable-equivalent interest income increased $107.8 million or 63.6% to $277.2 million in 2004, largely as a result of the merger with GBC Bancorp and continued growth in loans. The overall increase in taxable-equivalent interest income was due to increases in volume and rate which were partially offset by a change in the mix of interest-earning assets as discussed below:

•	Increase in volume: Average interest-earning assets increased $1.97 billion, to $5.31 billion in 2004, an increase of 58.9% over interest-earning assets of $3.34 billion in 2003. The increase in volume added $102.9 million to interest income and was primarily attributable to the merger with GBC Bancorp as well as organic growth in commercial real estate loans and residential mortgages.

•	Increase in rate: The taxable-equivalent yield on interest-earning assets increased 15 basis points from 5.07% in 2003 to 5.22% in 2004. As a result of the higher interest rate environment, the yield earned on average loans increased 13 basis points from 5.55% to 5.68% in the same period. The yield earned on average taxable securities increased from 3.98% in 2003 to 4.24% in 2004 due to slower prepayments and purchases of higher yielding securities during 2004. The increase in rates increased interest income by $4.9 million.

•	Change in the mix of interest-earnings assets: Average gross loans, which generally has a higher yield than other types of investments, comprised 66.4% of total average interest-bearing assets compared with 66.9% in 2003.

Interest expense increased by $20.1 million to $60.2 million in 2004 compared with $40.1 million in 2003. The overall increase in interest expense was due to an increase in volume which more than offset the decrease in rate and a more favorable mix of deposits as discussed below:

•	Increase in volume: Average interest-bearing liabilities increased $1.62 billion in 2004, due to the merger with GBC Bancorp and borrowings from the Federal Home Loan Bank to fund the growth in loans, resulting in a $22.8 million increase in interest expense.

•	Decrease in rate: While short term interest rates rose in the latter part of 2004, the average cost of interest bearing liabilities decreased 8 basis points due to the maturity of higher cost wholesale borrowed funds and a substantial increase in short term Federal Home Loan Bank secured borrowing and caused a $2.8 million decrease in interest expense.

•	Change in the mix of interest-bearing liabilities. Average time deposits of $2.52 billion comprised 58.1% of total interest-bearing liabilities in 2004 compared to 61.1% in 2003. Total average savings accounts, NOW accounts, and money market accounts increased to 30.1% of total interest-bearing liabilities in 2004 compared to 29.3% in 2003.

The Company’s taxable-equivalent net interest margin, defined as taxable-equivalent net interest income to average interest-earning assets, increased 22 basis points from 3.87% in 2003 to 4.09% in 2004 primarily as a result of the increases in the prevailing prime rate, the Company’s overall asset sensitive interest rate position in a period of increasing interest rates, and higher yields on investment securities.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the yields and rates paid on those assets and liabilities. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities

(Dollars in thousands)

	2005 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)	2004 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)	2003 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)
Interest-Earning Assets:
Commercial loans	$1,019,101	$66,517	6.53%	$939,777	$47,794	5.09%	$650,599	$29,560	4.54%
Residential mortgage	374,988	21,155	5.64	294,927	15,925	5.40	238,956	14,161	5.93
Commercial mortgage	2,289,288	159,244	6.96	1,940,717	113,567	5.85	1,162,633	68,690	5.91
Real estate construction loans	455,704	37,512	8.23	329,564	22,383	6.79	168,286	10,953	6.51
Other loans and leases	26,220	680	2.59	17,590	440	2.50	13,055	667	5.11

Loans and leases (1)	4,165,301	285,108	6.84	3,522,575	200,109	5.68	2,233,529	124,031	5.55%
Taxable securities	1,376,068	59,584	4.33	1,637,791	69,372	4.24	960,502	38,192	3.98
Tax-exempt securities (3)	103,026	6,653	6.46	105,893	6,441	6.08	94,976	6,174	6.50
Federal Home Loan Bank stock	29,237	965	3.30	24,071	1,016	4.22	10,041	562	5.60
Federal funds sold & securities purchased under agreement to resell	8,005	237	2.96	12,424	104	0.84	39,552	416	1.05
Interest-bearing deposits	9,517	368	3.87	5,419	151	2.79	1,499	53	3.47

Total interest-earnings assets	$5,691,154	$352,915	6.20	$5,308,173	$277,193	5.22	$3,340,099	$169,428	5.07
Non-interest earning assets
Cash and due from banks	89,211			95,403			58,869
Other non-earning assets	440,071			427,618			166,203

Total non-interest earning assets	529,282			523,021			225,072
Less: Allowance for loan losses	(62,098)			(66,883)			(34,466)
Deferred loan fees	(11,561)			(11,103)			(6,194)

Total Assets	$6,146,777			$5,753,208			$3,524,511

Interest-Bearning Liabilities:
Interest-bearing demand	245,904	1,492	0.61	267,188	709	0.27	179,290	483	0.27
Money market	539,642	7,537	1.40	616,970	4,878	0.79	292,952	2,137	0.73
Savings	390,787	1,992	0.51	421,959	1,325	0.31	327,336	996	0.30
Time deposits	2,929,365	81,587	2.79	2,522,845	42,923	1.70	1,665,114	29,358	1.76

Total interest-bearing deposit	4,105,698	92,608	2.26	3,828,962	49,835	1.30	2,464,692	32,974	1.34
Federal funds purchased	43,981	1,481	3.37	18,391	313	1.70	12,730	132	1.04
Securities sold under agreement to repurchase	18,449	626	3.39	35,384	851	2.41	103,179	3,087	2.99
FHLB advances and other borrowings	403,534	12,031	2.98	406,432	6,697	1.65	128,541	3,234	2.52
Junior subordinated notes	53,944	3,533	6.55	53,885	2,466	4.58	16,085	721	4.48

Total interest-bearing liabilities	4,625,606	110,279	2.38	4,343,054	60,162	1.39	2,725,227	40,148	1.47

Non-interest bearing liabilities:
Demand deposits	703,185			664,329			357,731
Other liabilities	77,065			91,375			74,310
Stockholders’ equity	740,921			654,450			367,243

Total liabilities and stockholders’ equity	$6,146,777			$5,753,208			$3,524,511

Net interest spread (4)			3.82%			3.83%			3.60%
Net interest income (4)		$242,636			$217,031			$129,280

Net interest margin (4)			4.26%			4.09%			3.87%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.

(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	2005 - 2004 Increase/(Decrease) in Net Interest Income Due to:			2004 - 2003 Increase/(Decrease) in Net Interest Income Due to:
	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate	Total Change
	(In thousands)
Interest-Earning Assets
Deposits with other banks	$143	$74	$217	$111	$(13)	$98
Federal funds sold and securities purchased under agreement to resell	(49)	182	133	(240)	(72)	(312)
Taxable securities	(11,302)	1,514	(9,788)	28,539	2,641	31,180
Taxable-exempt securities (2)	(178)	390	212	680	(413)	267
Federal Home Loan Bank Stock	194	(245)	(51)	621	(167)	454
Loans	40,036	44,963	84,999	73,165	2,913	76,078

Total increase/(decrease) in interest income	28,844	46,878	75,722	102,876	4,889	107,765

Interest-Earning Liabilities
Interest-bearing demand accounts	(61)	844	783	233	(7)	226
Money market accounts	(677)	3,336	2,659	2,548	193	2,741
Savings accounts	(104)	771	667	296	33	329
Time deposits	7,806	30,858	38,664	14,627	(1,062)	13,565
Federal funds purchased	686	482	1,168	74	107	181
Securities sold under agreement to repurchase	(497)	272	(225)	(1,722)	(514)	(2,236)
FHLB advances and other borrowings	(48)	5,382	5,334	4,911	(1,448)	3,463
Junior subordinated notes	3	1,064	1,067	1,730	15	1,745

Total increase/(decrease) in interest expense	7,108	43,009	50,117	22,697	(2,683)	20,014

Change in net interest income	$21,736	$3,869	$25,605	$80,179	$7,572	$87,751

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held have been adjusted to a fully taxable-equivalent basis, using a statutory Federal income tax rate of 35%.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses that management believes should be sufficient to absorb loan losses inherent in the Bank’s loan portfolio. The provision for loan losses was a negative $500,000 in 2005 compared with zero in 2004 and $7.2 million in 2003. As a result of a 17.8% decrease in non-accrual loans, low net charge-offs, and other indications of improved credit quality, the Bank recorded the negative provision for loan losses of $500,000 during 2005. Net charge-offs for 2005 were $2.1 million, or 0.05% of average loans, compared to net charge-offs of $2.9 million, or 0.08% of average loans, during 2004 and compared to net recoveries of $0.1 million or 0.003% of average loans during 2003.

Non-interest Income

Non-interest income was $22.5 million for 2005, $16.3 million for 2004, and $23.0 million for 2003. Non-interest income includes deposit service fees, letters of credit commissions, securities sales, loan sales, and other sources of fee income. These other fee-based services include, among other things, wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from the Company’s Wealth Management division, and foreign exchange fees.

The increase of $6.2 million, or 38.3%, from 2004 to 2005 in non-interest income was primarily due to the following items:

•	Net securities gains of $1.5 million in 2005 compared to net securities losses of $4.0 million in 2004. In 2004, the Company recorded a non-cash charge of $5.5 million, or $3.2 million net of tax, for “other-than-temporary impairment” on perpetual floating-rate preferred securities issued by government sponsored enterprises compared to “other-than-temporary” impairment charges of $142,000 during 2005;

•	Gains on sale of premises and equipment increased $934,000 in 2005 due to the sale of the land and building for a closed branch;

•	An increase in other operating income of $1.2 million, or 13.3%, to $10.2 million in 2005 from $9.0 million in 2004 due primarily to increases in the valuation of the Company’s portfolio of warrants of $706,000, investment services commission income of $509,000, and higher cashier check commissions of $354,000; and

•	The above increases were offset by a decrease of $550,000, or 11.6%, in letter of credit commissions in 2005 due primarily to lower letter of credit volumes and the amortization during 2005 of all standby letter of credit fees received, whereas, prior to 2005 only fees above $10,000 were amortized; and by a decrease of $819,000, or 12.7%, in depository service fees in 2005 due to decreases in wire transfer charges and the increases in short term interest rates which resulted in lower account analysis fees collected from depositors.

The decrease of $6.7 million, or 29.3%, from 2003 to 2004 in non-interest income was primarily due to the following items:

•	Net securities losses of $4.0 million in 2004 compared to net securities gains of $9.9 million in 2003. As further described below, in the fourth quarter of 2004, the Bank recorded a non-cash charge of $5.5 million, or $3.2 million net of tax, for “other-than-temporary” impairment on perpetual floating-rate preferred securities issued by government sponsored enterprises. During 2003, the Bank sold $20.9 million of U.S. dollar-denominated bonds issued by Hong Kong entities for a gain of $4.0 million and sold additional securities for gains of $2.5 million in order to reduce its holdings of premium collateralized mortgage obligation (CMO) securities and to reduce its corporate bond positions;

•	An increase of letters of credit commissions of $2.0 million, or 82.0%, to $4.4 million in 2004 from $2.4 million in 2003 due primarily to the merger with GBC Bancorp and additional business;

•	An increase in deposit service fees of $1.2 million, or 22.5%, to $6.8 million in 2004 from $5.6 million in 2003 due primarily to the merger with GBC Bancorp; and

•	An increase in other operating income of $4.0 million, or 76.4%, to $9.1 million in 2004 from $5.1 million in 2003 due primarily to the merger with GBC Bancorp, increases in investment services commission income, the recording of unrealized warrant gains from a company that became public, and higher gains on sales of SBA loans.

In 2000 and 2001, the Bank purchased three issues of preferred stock issued by Freddie Mac with a total par value of $20.0 million and one issue of preferred stock issued by Fannie Mae with a total par value of $5.0 million. These securities have a perpetual life and after an initial fixed rate period, the dividend on each issue of preferred stock is repriced based on a spread over a specific index such as LIBOR or the two-year Treasury Note. During the fourth quarter of 2004, based on an evaluation of the length of time and extent to which the market value of these preferred stock securities have been less than market and the financial condition and near-term prospects of the issuers, the Bank recorded an other-than-temporary impairment charges of $5.5 million to write down the value of these securities to market.

Non-interest Expense

Non-interest expense includes expenses related to salaries and benefits of employees, occupancy expenses, marketing expenses, computer and equipment expenses, amortization of core deposit intangibles, and other operating expenses. Non-interest expense totaled $96.9 million in 2005, compared with $90.7 million in 2004 and $55.1 million in 2003. The increase of $6.2 million, or 6.9%, in non-interest expense in 2005 compared to 2004 was primarily a combination of the following:

•	an increase of $3.4 million, or 7.0%, in salaries and employee benefits, due primarily to an increase of $3.8 million from stock option expense and $2.5 million from annual salary adjustments for the Company’s employees and the hiring of additional employees which were partially offset by higher deferred loan origination costs of $2.8 million;

•	an increase of $748,000 in occupancy expense due primarily to the addition of new branches, an adjustment in 2005 for prior period lease expenses of $230,000, and writeoff of leasehold improvements for two branches closed during 2005;

•	an increase of $1.0 million in professional expense, due to external auditing expenses and professional expense related to testing of the Company’s internal control over financial reporting and higher consulting fees related to improvements in the Bank’s Bank Secrecy Act procedures;

•	an increase of $1.1 million in expenses for the operation of affordable housing projects due to additional investments that were made in affordable housing projects;

•	an increase of $621,000 in amortization of core deposit intangibles of which $338,000 was an adjustment recorded in 2005 to accelerate the amortization in prior periods.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, improved to 36.86% in 2005 compared with 39.23% in 2004 due primarily to the stronger growth in revenues as compared to expenses from 2004 to 2005 as well as the securities losses recorded in 2004.

Non-interest expense totaled $90.7 million in 2004, compared with $55.1 million in 2003. The increase of $35.6 million or 64.4% in non-interest expense in 2004 compared to 2003 was primarily a combination of the following:

•	an increase of $20.6 million in salaries and employee benefits, due primarily to the merger with GBC Bancorp, and an increase of $2.5 million from stock option expense and annual salary adjustments for the Company’s employees;

•	an increase of $3.1 million in computer and equipment expense due primarily to the merger with GBC Bancorp and the conversion of General Bank’s customers to Cathay Bank’s computer system;

•	increases of $3.4 million in occupancy expense, $0.4 million in FDIC and state assessments, $0.8 million in marketing expense, $4.2 million in amortization of core deposit intangibles, and $0.4 million in other expense all due primarily to the merger with GBC Bancorp;

•	an increase of $2.6 million in professional expense, due to the merger with GBC Bancorp, higher legal fees related to collection activities, higher consulting and audit fees related to complying with the requirements of Section 404 of the Sarbanes-Oxley Act, and higher consulting fees related to improvements in the Bank’s Bank Secrecy Act procedures.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, increased to 39.23% in 2004 compared with 36.73% in 2003 due primarily to the higher amortization of core deposit intangibles in 2004 and the securities losses recorded in 2004.

Income Tax Expense

The effective tax rate was 37.5% for 2005 and 38.2% for 2004. The effective tax rate for 2005 decreased from 2004 because state income taxes were lower in 2005 as a percentage of pretax income because of higher tax benefits recognized related to California enterprise zone tax deductions and a higher percentage of taxable income apportioned to lower tax rate jurisdictions and an increase in low income housing tax credits.

The effective tax rate was 38.2% for 2004 and 36.7% for 2003. The effective tax rate for 2004 increased from 2003 because the tax benefit from the Company’s investments in affordable housing projects and other tax-exempt investments comprised a smaller percentage of pretax income in 2004 than in 2003. Quarterly comparisons with 2003 are impacted by the real estate investment trust (“REIT”) state tax benefits which reduced income tax expense in the first three quarters of 2003 and increased income tax expense in the fourth quarter of 2003, when the previously recorded benefit was reversed.

On December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions. While the Company continues to believe that the tax benefits recorded in three prior years with respect to RIC were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative – Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. As of December 31, 2005, the Company reflected a $12.1 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $7.9 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $7.9 million net state tax receivable after giving effect to Federal tax benefits. See discussion above in Item 1A- Risk Factors of this Annual Report on Form 10-K.

Review of Financial Condition

Total assets increased by $299.5 million, or 4.9%, to $6.40 billion at December 31, 2005, compared with total assets of $6.10 billion at December 31, 2004. The increase in total assets was due primarily to growth in loans partially offset by sales of investment securities to fund loan growth and to pay down advances from the Federal Home Loan Bank.

Securities

Securities represented 26.0% of average interest-earning assets for 2005 compared with 32.9% for 2004 as the Company decreased the size of the securities portfolio to fund loan growth. The fair value of securities available-for-sale (“AFS”) at December 31, 2005, was $1.22 billion compared with $1.79 billion at December 31, 2004. Securities available-for-sale are carried at fair value and had a net unrealized loss of $22.9 million at December 31, 2005, compared with a net unrealized gain $6.1 million at December 31, 2004. The changing from an unrealized holding gains position from year-end 2004 to an unrealized holding losses at year-end 2005 resulted from the increase in interest rates during 2005.

The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2005	2004
	(In thousands)
Securities Available-for-Sale:
U.S. government sponsored entities	$182,876	$224,499
State and municipal securities	66,444	88,626
Mortgage-backed securities	606,903	1,016,054
Commercial mortgage-backed securities	28,768	46,560
Collateralized mortgage obligations	287,069	373,569
Asset-backed securities	1,192	4,805
Corporate bonds	6,908	9,218
Preferred stock of government sponsored entities	21,090	19,500
Equity securities	14,173	9,073
Other securities	2,015	—

Total	$1,217,438	$1,791,904

The table below shows the fair value and unrealized losses as of December 31, 2005 on the temporarily impaired securities in the Company’s available-for-sale securities portfolio. The Company has the ability and intent to hold these debt securities for a period of time sufficient for a recovery of cost. Unrealized losses for securities with unrealized losses for less than twelve months represents 1.8%, and securities with unrealized losses for twelve months and more represent 2.9% of the historical cost of these securities and generally resulted from increases in interest rates from the date that these securities were purchased. All of these securities are investment grade. The Company recognized an other-than-temporary impairment loss of $5.5 million in 2004 and $115,000 in 2005 on its preferred stock of Fannie Mae and Freddie Mac to write down the value of these securities to their respective fair values as of December 31, 2004 and 2005. In addition, the Bank recorded an other-than-temporary impairment charges of $27,000 in 2005 when General Motors Corporation bond with a $1.0 million principal value was determined impaired. At December 31, 2005, management believes the impairment detailed in the table below is temporary and accordingly no impairment loss has been recognized in the Company’s consolidated income statement.

Temporarily Impaired Securities at December 31, 2005

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(In thousands)
U.S. government sponsored entities	$185	$1	$182,686	$4,364	$182,871	$4,365
State and municipal securities	2,636	27	3,307	95	5,943	122
Mortgage-backed securities	289,973	5,676	273,751	9,333	563,724	15,009
Commercial mortgage-backed securities	10,273	282	15,295	484	25,568	766
Collateralized mortgage obligations	147,416	2,396	138,550	4,047	285,966	6,443
Asset-backed securities	—	—	1,193	3	1,193	3
Corporate bonds	—	—	5,916	143	5,916	143

Total	$450,483	$8,382	$620,698	$18,469	$1,071,181	$26,851

The scheduled maturities and taxable-equivalent yields by security type are presented in the following tables:

Securities Available-for-Sale Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2005
	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Maturity Distribution:
U.S. government sponsored entities	$49,991	$70,614	$62,086	$185	$182,876
State and municipal securities	2,171	6,723	33,097	24,453	66,444
Mortgage-backed securities (1)	273	11,108	26,947	568,575	606,903
Commercial mortgage-backed securities (1)	—	2,499	—	26,269	28,768
Collateralized mortgage obligations (1)	—	87	2,657	284,325	287,069
Asset-backed securities (1)	—	—	—	1,192	1,192
Corporate bonds	992	5,916	—	—	6,908
Preferred stock of government sponsored entities (2)	—	—	—	21,090	21,090
Equity securities (2)	—	—	—	14,173	14,173
Other securities	2,015	—	—	—	2,015

Total	$55,442	$96,947	$124,787	$940,262	$1,217,438

Weighted-Average Yield:
U.S. government sponsored entities	2.71%	3.09%	4.15%	2.00%	3.35%
State and municipal securities(3)	7.80	7.70	6.88	6.54	6.86
Mortgage-backed securities(1)	4.83	5.19	5.07	4.47	4.51
Commercial mortgage-backed securities(1)	—	3.98	—	3.94	3.95
Collateralized mortgage obligations(1)	—	5.53	4.19	4.68	4.67
Asset-backed securities(1)	—	—	—	3.14	3.14
Corporate bonds	4.42	3.17	—	—	3.35
Preferred stock of government sponsored entities	—	—	—	4.77	4.77
Other securities	7.41	—	—	—	7.41

Total	3.12%	3.68%	5.07%	4.54%	4.49%

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	There is no stated maturity for equity securities.
(3)	Average yield has been adjusted to a fully-taxable equivalent basis.

Loans

Loans represented 73.2% of average interest-earning assets during 2005 compared with 66.4% during 2004. Gross loans, increased by $815.8 million, an increase of 21.3%, to $4.65 billion at year-end 2005 compared with $3.83 billion at year-end 2004. The growth was primarily attributable to the following:

•

Commercial mortgage loans increased $471.4 million, or 22.2%, to $2.60 billion at year-end 2005, compared to $2.12 billion at year-end 2004 due primarily to strong loan originations, particularly for loans secured by retail, office, and hospitality properties. Total commercial mortgage loans accounted for 55.7% of gross loans at year-end 2005 compared to 55.3% at year-end 2004. Commercial mortgage loans include primarily commercial retail properties, shopping centers, and owner-occupied industrial facilities, and secondarily office buildings, multiple-unit apartments, and multi-tenanted industrial properties, and are typically secured by first deeds of trust on such commercial properties. In addition, the Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings where the owner either uses the property for business purposes or derives income from tenants.

•	Commercial loans increased $155.0 million, or 16.2%, to $1.11 billion at December 31, 2005, compared to $955.4 million at December 31, 2004. Commercial loans consist primarily of short-term loans (normally with a maturity of one year or less) to support general business purposes, or to provide working capital to businesses in the form of lines of credit to finance trade-finance loans, loans for commercial purposes secured by cash, and SBA loans.

•	Real estate construction loans increased $87.4 million, or 21.2%, to $500.0 million at year-end 2005 compared to $412.6 million at year-end 2004.

•	Total residential mortgage loans and equity lines increased by $99.6 million or 30.0%, to $431.3 million at year-end 2005, compared to $331.7 million at year-end 2004 primarily due to strong new loan originations for single family mortgage loans.

The Company’s lending activities are predominantly in the states of California, New York, Texas, Washington and Massachusetts, although it has some loans to domestic clients who are engaged in international trade.

The classification of loans by type as of December 31 for each of the past five years is presented below:

Loan Type and Mix

	Amount Outstanding as of December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Type of Loans
Commercial loans	$1,110,401	$955,377	$956,382	$563,675	$506,128
Residential mortgage loans and equity lines	431,289	331,727	262,954	231,371	235,914
Commercial mortgage loans	2,590,752	2,119,349	1,715,434	943,391	738,379
Real estate construction loans	500,027	412,611	359,339	122,773	166,417
Installment loans	13,662	10,481	11,452	15,570	20,322
Other loans	1,684	2,443	860	447	745

Gross loans	4,647,815	3,831,988	3,306,421	1,877,227	1,667,905

Less:
Allowance for loan losses	(60,251)	(62,880)	(65,808)	(24,543)	(23,973)
Unamortized deferred loan fees	(12,733)	(11,644)	(10,862)	(4,606)	(3,900)

Net loans	$4,574,831	$3,757,464	$3,229,751	$1,848,078	$1,640,032

The loan maturities in the table below are based on contractual maturities. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Company and the borrower. Because the Company is unable to estimate the extent to which its borrowers will renew their loans, the table is based on contractual maturities. As a result, the data shown below should not be viewed as an indication of future cash flows. As a result of short term interest rates approaching longer term interest rates, a higher proportion of the Company’s commercial mortgage loans at December 31, 2005, were fixed rate loans compared to the prior year.

Contractual Maturity of Loan Portfolio

	Within One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial loans
Floating rate	$652,083	$215,140	$70,070	$937,293
Fixed rate	125,976	22,226	24,906	173,108
Residential mortgage loans and equity lines
Floating rate	—	903	108,418	109,321
Fixed rate	116	13,840	308,012	321,968
Commercial mortgage loans
Floating rate	298,244	636,638	532,792	1,467,674
Fixed rate	25,824	446,187	651,067	1,123,078
Real estate construction loans
Floating rate	384,454	106,979	1,164	492,597
Fixed rate	7,011	419	—	7,430
Installment loans
Floating rate	100	—	—	100
Fixed rate	11,229	2,333	—	13,562
Other loans
Floating rate	—	—	—	—
Fixed rate	1,684	—	—	1,684

Total Loans	$1,506,721	$1,444,665	$1,696,429	$4,647,815

Floating rate	$1,334,881	$959,660	$712,444	$3,006,985
Fixed rate	171,840	485,005	983,985	1,640,830

Total Loans	1,506,721	1,444,665	1,696,429	4,647,815

Allowance for loan losses				(60,251)
Unamortized deferred loan fees				(12,733)

Net loans				$4,574,831

Deposits

The Bank primarily uses customer deposits to fund its operations, and to a lesser extent borrowings in the form of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and other borrowings. The Bank’s deposits are generally obtained from residents within the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting time deposits from political subdivisions and public agencies. The Bank considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management’s decisions as to the most economic funding sources. At December 31, 2005, the Bank had no brokered-deposits, and public deposits totaled $253.7 million, or 5.2% of total deposits.

The Bank’s total deposits increased $321.2 million, or 7.0%, from $4.60 billion at year-end 2004 to $4.92 billion at December 31, 2005. Time deposits of $100,000 or more increased $299.3 million, or 14.1%, and time deposits under $100,000 increased $101.6 million, or 18.8%, during 2005 due to a number of special deposit promotions during 2005 such as the Anniversary Celebration CD promotion as well as the $100.0 million increase in State of California deposits during 2005. During 2005, NOW accounts decreased $12.9 million, or 5.1%, money market accounts decreased $65.5 million, or 11.1%, and saving deposits decreased $53.2 million, or 12.7%, primarily due to customers transferring funds to higher yielding certificates of deposit.

The following table displays the deposit mix for the past three years:

Deposit Mix

	Year Ended December 31,
	2005		2004		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Demand accounts	$726,722	14.8%	$674,791	14.7%	$633,556	14.3%
NOW accounts	240,885	4.9	253,767	5.5	279,679	6.3
Money market accounts	523,076	10.6	588,526	12.8	657,638	14.9
Saving accounts	364,793	7.4	418,041	9.1	425,076	9.6
Time deposits under $100,000	641,411	13.1	539,811	11.7	559,305	12.6
Time deposits of $100,000 or more	2,419,463	49.2	2,120,201	46.2	1,872,827	42.3

Total	$4,916,350	100.0%	$4,595,137	100.0%	$4,428,081	100.0%

Average total deposits grew $315.6 million, or 7.0%, to $4.81 billion during 2005 compared with average total deposits of $4.49 billion in 2004.

The following table displays average deposits and rates for the past five years:

Average Deposits and Average Rates

	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Demand	$703,185	—%	$664,329	—%	$357,731	—%	$274,568	—%	$229,592	—%
NOW accounts	245,904	0.61	267,188	0.27	179,290	0.27	139,589	0.31	128,973	0.77
Money market accounts	539,642	1.40	616,970	0.79	292,952	0.73	154,414	0.99	129,629	1.73
Saving accounts	390,787	0.51	421,959	0.31	327,336	0.30	271,286	0.50	238,340	0.99
Time deposits	2,929,365	2.79	2,522,845	1.70	1,665,114	1.76	1,372,854	2.43	1,286,973	4.53

Total	$4,808,883	1.93%	$4,493,291	1.11%	$2,822,423	1.17%	$2,212,711	1.66%	$2,013,507	3.17%

Management considers the Bank’s time deposits of $100,000 or more (Jumbo CDs) to be generally less volatile than other wholesale funding sources primarily due to the following reasons:

•	approximately 60.1% of the Bank’s Jumbo CDs have stayed with the Bank for more than two years;

•	the Jumbo CD portfolio continued to be diversified with 10,646 individual accounts averaging approximately $203,000 per account owned by 6,695 individual depositors as of December 31, 2005; and

•	the ratio of relatively higher percentage of Jumbo CDs to total deposits exists in most of the Asian-American banks in our California market due to the fact that the customers in this market tend to have a higher savings rate.

Management continues to monitor the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the customers the Bank is serving.

90.0% of our Jumbo CDs mature within one year as of year-end 2005. The following tables display time deposits of $100,000 or more by maturity and time deposits with remaining term of more than one year at December 31, 2005:

Time Deposits of $100,000 or More by Maturity

	At December 31, 2005
	(In thousands)
Less than three months	$763,609
Three to six months	846,617
Six to twelve months	568,183
Over one year	241,054	(1)

Total	$2,419,463

(1)	Includes time deposits of $100,000 and over of $76.9 million which are callable in 2006 and mature in 2009.

Maturities of Time Deposits with a Remaining Term

of More Than One Year for Each

of the Five Years Following December 31, 2005

	(In thousands)
2007	$203,038
2008	16,627
2009	87,222	(1)
2010	13
2011	16

(1)	Includes time deposits of $84.9 million which are callable in 2006 and mature in 2009.

Borrowings

Borrowings include securities sold under agreements to repurchase, federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

In November and December 2005, the Company entered into four long-term transactions involving the sale of securities under repurchase agreements totaling $200.0 million for five years. The rates are all initially floating rate for the first year at the three-month Libor minus 100 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.35% to 4.52%. After the initial one year period, the counterparties have the right to terminate the transaction at par at the first anniversary date and quarterly thereafter At December 31, 2004, securities sold under repurchase agreements totaled $15.0 million. The weighted-average interest rate during 2005 was 3.39% compared to 2.41% during 2004. During 2004, the Company prepaid $29.0 million of securities sold under agreement to repurchase which would have matured in 2006 and 2007 and realized a gain of $0.1 million.

The table below provides comparative data for securities sold under agreements to repurchase:

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Average amount outstanding during the year (1)	$18,449	$35,384	$103,179
Maximum amount outstanding at month-end (2)	200,000	54,000	120,500
Balance, December 31,	200,000	15,000	82,500
Rate at year-end	3.41%	2.15%	2.71%
Weighted average interest rate for the year	3.39%	2.41%	2.99%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were December in 2005, May in 2004, July in 2003.

Advances from the FHLB decreased $330.0 million to $215.0 million at December 31, 2005, from $545.0 million at December 31, 2004. The Company entered into long-term repurchase agreements totaling $200.0 million in the fourth quarter of 2005 as discussed above to reduce the reliance on FHLB borrowings and provide the Company with long-term borrowing at a lower cost. All of the FHLB advances outstanding at December 31, 2005 mature during the first quarter of 2006. These advances are non-callable with fixed interest rates, with a weighted average rate of 4.29%.

On May 31, 2005, Cathay General Bancorp entered into a $30.0 million 364-day unsecured revolving loan agreement with a commercial bank bearing an interest rate of LIBOR plus 90 basis points and a commitment fee of 12.5 basis points on unused commitments. At December 31, 2005, $20.0 million was outstanding with a weighted average rate of 5.18% under this loan.

Junior Subordinated Notes

The Company established special purpose trusts in 2003 for the purpose of issuing Guaranteed Preferred Beneficial Interests in its Subordinated Debentures to outside investors (“Capital Securities”). The proceeds from the issuance of the Capital Securities as well as the Company’s purchase of the common stock of the special purpose trusts were invested in Junior Subordinated Notes of Cathay General Bancorp (“Junior Subordinated Notes”). The trusts exist for the sole purpose of issuing the Capital Securities and investing in Junior Subordinated Notes. Subject to some limitations, payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts, or the redemption of the Capital Securities, are guaranteed by the Company to the extent the trusts have funds on hand at such time. The obligations of the Company under the guarantees and the Junior Subordinate Notes are subordinate and junior in right of payment to all indebtedness of the Company and will be structurally subordinated to all liabilities and obligations of the Company’s subsidiaries. The Bancorp has the right to defer payments of interest on the Junior Subordinated Notes at any time or from time to time for a period of up to twenty consecutive quarterly periods with respect to each deferral period. Under the terms of the Junior Subordinated Notes, the Bancorp may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock if the Bancorp has deferred payment of interest on any Junior Subordinated Notes.

As of December 31, 2005, the total Junior Subordinated Notes issued by the Company totaled $54.0 million. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and commitments to make future payments as of December 31, 2005. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Contractual obligations:
Federal funds purchased	$119,000	$—	$—	$—	$119,000
Securities sold under agreements to repurchase (1)	—	—	200,000	—	200,000
Advances from the Federal Home Loan Bank	215,000	—	—	—	215,000
Other borrowings	20,000	—	—	20,507	40,507
Junior subordinated notes	—	—	—	53,976	53,976
Operating leases	5,389	8,786	4,087	9,331	27,593
Deposits with stated maturity dates	2,753,959	219,664	87,235	16	3,060,874

	3,113,348	228,450	291,322	83,830	3,716,950
Other commitments:
Commitments to extend credit	1,004,814	530,011	48,768	193,251	1,776,844
Standby letters of credit	45,949	10,606	—	—	56,555
Commercial letter of credit	79,900	—	—	—	79,900
Bill of lading guarantees	513	—	—	—	513

Total contractual obligations and other commitments	$4,244,524	$769,067	$340,090	$277,081	$5,630,762

(1)	These repurchase agreements have a final maturity of five years but are callable on a quarterly basis after one year.

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Loan commitments outstanding at December 31, 2005, are included in the table above.

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek reimbursement from the customer. The Company’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2005, are included in the table above.

Capital Resources

Stockholders’ Equity

We obtain capital primarily from retained earnings, the issuance of additional common stock and, to a lesser extent, through our Dividend Reinvestment Plan and stock options exercises. Stockholders’ equity of $773.6 million at December 31, 2005, was up $57.6 million, or 8.0%, compared to $716.0 million at December 31, 2004. The increase in stockholders’ equity was due to $104.1 million from net income less payments of dividends on common stock of $18.2 million, proceeds from exercise of stock options of $2.4 million, tax benefit of $0.8 million from the exercise of stock options, reinvestment of dividends of $3.0 million, amortization of unearned compensation of $6.8 million, a reduction of $16.9 million from higher unrealized losses on securities, and stock repurchases of $24.5 million during 2005. The Company paid common stock dividends of $0.36 per common share in 2005 and $0.30 per common share in 2004.

On April 6, 2001, the Board of Directors approved a stock repurchase program of up to $15 million of our common stock. On May 2, 2005, the Company completed the April 2001 repurchase plan under which it had repurchased a total of 830,065 common shares from April 2001 to May 2005 for a total of $15.0 million, or $18.07 per share.

On March 18, 2005, the Company announced that its Board of Directors had approved a new stock repurchase program to buyback up to an aggregate of one million shares of the Company’s common stock following the completion of the April 2001 stock buyback authorization. During 2005, the Company repurchased 548,297 shares for a total of $18.3 million at an average price of $33.40 per share under its March 18, 2005 repurchase program. As of December 31, 2005, 451,703 shares remain under the Company’s March 18, 2005, stock buyback authorization.

During 2005, the Company repurchased 738,542 shares for $24.5 million, at an average price of $33.18 per share under both the April 2001 repurchase program and the March 2005 repurchase program.

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. The amount of retained earnings available for cash dividends to the Bancorp immediately after December 31, 2005, is restricted to approximately $111.4 million under this regulation.

Capital	Adequacy

Management seeks to retain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At year-end 2005, Tier 1 risk-based capital ratio of 10.61%, total risk-based capital ratio of 11.72%, and Tier 1 leverage capital ratio of 9.80%, continued to place the Company in the “well capitalized” category, which is defined as institutions with Tier 1 risk-based capital ratio equal to or greater than six percent, total risk-based capital ratio equal to or greater than ten percent, and Tier 1 leverage capital ratio equal to or greater than five percent. The comparable ratios for 2004 were Tier 1 risk-based capital ratio of 10.78%, total risk-based capital ratio of 12.03%, and Tier 1 leverage capital ratio of 8.86%.

Cathay Real Estate Investment Trust, of which 100% of the common stock is owned by Cathay Bank, sold $4.4 million during 2003, and $4.2 million during 2004 of its 7.0% Series A Non-Cumulative preferred stock to accredited investors. During 2005, the Trust repurchased $131,000 of its preferred stock. This preferred stock qualifies as Tier 1 capital under current regulatory guidelines.

A table displaying the Company’s and the Bank’s capital and leverage ratios at year-end 2005 and 2004 is included in Note 21 to the Consolidated Financial Statements.

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

Our non-performing assets decreased $4.6 million, or 20.3%, to $17.9 million at year-end 2005 compared to $22.5 million at year-end 2004. The decrease in non-performing assets was primarily due to the increase in collections of non-accrual loans during 2005.

As a percentage of gross loans plus other real estate owned, our non-performing assets decreased to 0.39% at year-end 2005 from 0.59% at year-end 2004. The non-performing loan coverage ratio, defined as the allowance for loan losses to non-performing loans, increased to 336.50% at year-end 2005, from 279.83% at year-end 2004.

The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Accruing loans past due 90 days or more	$2,106	$3,260	$5,916	$2,468	$689
Non-accrual loans	15,799	19,211	32,959	4,124	7,238

Total non-performing loans	17,905	22,471	38,875	6,592	7,927

Real estate acquired in foreclosure	—	—	400	653	1,555

Total non-performing assets	$17,905	$22,471	$39,275	$7,245	$9,482

Troubled debt restructurings (1)	3,088	1,006	5,808	5,266	4,474
Non-performing assets as a percentage of gross loans and other real estate owned at year-end	0.39%	0.59%	1.19%	0.39%	0.57%
Allowance for loan losses as a percentage of non-performing loans	336.50%	279.83%	169.28%	372.31%	302.42%

(1)	Troubled debt restructurings accrue interest at their restructured terms.

The effect of non-accrual loans and troubled debt restructurings on interest income for the past five years is presented below:

	2005	2004	2003	2002	2001
	(In thousands)
Non-accrual Loans
Contractual interest due	$1,308	$1,692	$1,019	$321	$823
Interest recognized	157	546	624	34	96

Net interest foregone	$1,151	$1,146	$395	$287	$727

Troubled Debt Restructurings
Contractual interest due	$187	$101	$315	$338	$409
Interest recognized	149	93	262	258	370

Net interest foregone	$38	$8	$53	$80	$39

Non-accrual Loans

Non-accrual loans were $15.8 million at year-end 2005 and $19.2 million at year-end 2004. Non-accrual loans at December 31, 2005, consisted of seventeen commercial loans totaling $9.9 million and four commercial mortgage loans totaling $5.9 million. The comparable numbers for 2004 were $14.1 million in nineteen commercial loans, $1.2 million in two construction loans, $3.8 million in three commercial mortgage loans, and $69,000 in one residential mortgage loan.

The following tables present the type of properties securing the loans and the type of businesses the borrowers engaged in under commercial mortgage and commercial non-accrual loan categories as of the dates indicated:

	December 31, 2005			December 31, 2004
	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other
	(In thousands)
Type of Collateral
Single/Multi-family residence	$—	$—	$—	$232	$—	$—
Commercial real estate	5,857	2,044	—	3,816	3,355	—
Land	—	—	—	1,018	—	—
UCC	—	7,796	—	—	10,217	—
Other	—	—	—	—	—	31
Unsecured	—	102	—	—	542	—

Total	$5,857	$9,942	$—	$5,066	$14,114	$31

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

	December 31, 2005			December 31, 2004
	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other
	(In thousands)
Type of Business
Real estate development	$3,817	$—	$—	$4,997	$575	$—
Wholesale/Retail	2,040	2,056	—	—	1,917	—
Food/Restaurant	—	2,214	—	—	873	—
Import/Export	—	5,672	—	—	10,749	—
Other	—	—	—	69	—	31

Total	$5,857	$9,942	$—	$5,066	$14,114	$31

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

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

Troubled debt restructurings, excluding those on non-accrual status, increased $2.1 million to $3.1 million at December 31, 2005, compared to $1.0 million at December 31, 2004. The restructured loans were comprised of two borrowers as of December 31, 2005. At December 31, 2005, those restructured loans were performing under their revised terms.

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

We identified impaired loans with a recorded investment of $15.8 million at year-end 2005, compared to $19.2 million at year-end 2004. The average balance of impaired loans was $15.6 million in 2005 and $24.3 million in 2004. Interest collected on impaired loans totaled $0.2 million in 2005 and $0.5 million in 2004.

The following tables present impaired loans and the related allowances as of the dates indicated:

	At December 31,
	2005	2004
	(In thousands)
Balance of impaired loans with no allocated allowance	$15,676	$16,514
Balance of impaired loans with an allocated allowance	123	2,697

Total recorded investment in impaired loans	$15,799	$19,211

Amount of the allowance allocated to impaired loans	$16	$161

The impaired loans included in the table above is comprised of $9.9 million in commercial loans and $5.9 million in real estate loans as of December 31, 2005, and comprised of $14.1 million commercial loans and $5.1 million in real estate loans as of December 31, 2004.

Loan Concentration

We experienced no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of December 31, 2005. See “Item 1A – Rick Factors” above for a discussion of some of the factors that may affect the matters discussed in this Section.

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

In addition, our Board of Directors has established a written loan policy that includes an effective loan review and control system to ensure that the Bank maintains an adequate allowance for loan losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is adequate to absorb estimated losses in the loan portfolio. The determination of the amount of the allowance for loan losses and the provision for loan losses is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectibility when determining the appropriate level for the allowance for loan losses. The nature of the process by which the Bank determines the appropriate allowance for loan losses requires the exercise of considerable judgment. Additions to the allowance for loan losses are made by charges to the provision for loan losses. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. Identified credit exposures that are determined to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for loan losses. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses in future periods. See “Item 1A — Risk Factors” in this Annual Report on Form 10-K for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

The following table sets forth the information relating to the allowance for loan losses, charge-offs, and recoveries for the past five years:

Allowance for Loan Losses

	Amount Outstanding as of December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$62,880	$65,808	$24,543	$23,973	$21,967
(Reversal)/provision for loan losses	(500)	—	7,150	6,000	6,373
Charge-offs :
Commercial loans	(5,176)	(8,334)	(364)	(5,663)	(3,465)
Real estate loans	—	(1,366)	(485)	(163)	(1,080)
Installment loans and other loans	(39)	(28)	(7)	(150)	(118)

Total charge-offs	(5,215)	(9,728)	(856)	(5,976)	(4,663)
Recoveries:
Commercial loans	2,850	6,702	799	242	196
Real estate loans	212	49	47	268	11
Installment loans and other loans	24	49	77	36	89

Total recoveries	3,086	6,800	923	546	296
Allowance from General Bank at merger date	—	—	34,048	—	—

Balance at end of year	$60,251	$62,880	$65,808	$24,543	$23,973

Average loans outstanding during year ended	$4,165,301	$3,522,575	$2,233,529	$1,752,444	$1,547,033
Ratio of net charge-offs to average loans outstanding during the year	0.05%	0.08%	—%	0.31%	0.28%
Provision for loan losses to average loans outstanding during the year	—%	—%	0.32%	0.34%	0.41%
Allowance to non-performing loans at year-end	336.50%	279.83%	169.28%	372.31%	302.42%
Allowance to gross loans at year-end	1.30%	1.64%	1.99%	1.31%	1.44%

Our allowance for loan losses consists of the following:

•	Specific allowance: For impaired loans, we provide specific allowances based on an evaluation of impairment, and for each criticized loan, we allocate a portion of the general allowance to each loan based on a loss percentage assigned. The percentage assigned depends on a number of factors including loan classification, the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral, charge-off history, management’s knowledge of the portfolio, and general economic conditions.

•

General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and by identifying risk characteristics that are common to the groups of loans. The allowance is provided to each segmented group based on the group’s historical loan loss experience, the trends in delinquency and non-accrual, and other significant factors, such as national and local economy, trends and conditions, strength of management and loan staff, underwriting standards, and the concentration of credit.

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

Allocation of Allowance for Loan Losses

	As of December 31,
	2005		2004		2003		2002		2001
	Amount	Percentage of Loans in Each Category to average Gross Loans	Amount	Percentage of Loans in Each Category to average Gross Loans	Amount	Percentage of Loans in Each Category to average Gross Loans	Amount	Percentage of Loans in Each Category to average Gross Loans	Amount	Percentage of Loans in Each Category to to average Gross Loans
	(Dollars in thousands)
Type of Loans:
Commercial loans	$33,401	24.5%	$33,712	26.8%	$34,277	29.2%	$11,812	29.7%	$11,504	29.6%
Residential mortgage loans and equity lines	1,055	9.0	1,346	8.4	1,090	10.7	1,466	13.3	2,181	14.9
Commercial mortgage loans	20,516	55.0	20,949	55.1	17,458	52.0	8,458	47.3	7,702	42.2
Real Estate construction loans	5,265	10.9	6,838	9.4	12,899	7.6	2,610	8.8	2,386	11.7
Installment loans	10	0.3	17	0.2	61	0.5	181	0.9	197	1.6
Other loans	4	0.3	18	0.1	23	0.0	16	0.0	3	0.0

Total	$60,251	100.0%	$62,880	100.0%	$65,808	100.0%	$24,543	100.0%	$23,973	100.0%

The slight decrease in the allowance allocated to commercial loans resulted from the reduction in the level of non-accrual and problem loans during 2005. Commercial loans by collateral type comprised 62.9% of impaired loans and 62.9% of non-accrual loans and 100.0% of loans over 90 days still on accrual status at December 31, 2005. Commercial loans also comprised 73.5% of impaired loans, 73.5% of non-accrual loans, and 97.6% of loans over 90 days still on accrual status at December 31, 2004.

Management has decreased the allowance allocated to residential mortgage loans and equity lines from $1.3 million at December 31, 2004 to $1.1 million at December 31, 2005, due to the continued low level of losses for these loans.

The decrease in the allowance allocated to commercial real estate mortgages from $20.9 million at December 31, 2004, to $20.5 million at December 31, 2005, was due to the low loss experience and a reduction in the general environmental factor resulting from the improving California economy and lower loan delinquencies at December 31, 2005. Loan losses have been nominal during the past five years in this category. The overall allowance was 0.8% of total commercial real estate mortgages at December 31, 2005 and 1.0% of total commercial real estate mortgages at December 31, 2004.

The allocated allowance for construction loans has decreased from $6.8 million, or 1.7%, of construction loans at December 31, 2004 to $5.3 million, or 1.0%, of construction loans at December 31, 2005 primarily as the result of the decrease in problem construction loans. At December 31, 2005, there were no construction loans on non-accrual status and no construction loan was past due 90 days and still accruing interest.

Allowances for other risks of probable loan losses that amounted to $4.3 million as of December 31, 2005, compared to $3.8 million as of December 31, 2004, have been included in the allocations above. The components of the other risks that have a potential of affecting the Bank’s portfolio are comprised of two basic elements. First, the Bank has set aside funds to cover the risk factors of higher energy prices on the ability of its borrowers to service their loans. The second component of other portfolio risk is the lifting of textile quotas on Chinese manufacturers and the impact of the increased competition on the Bank’s borrowers in the textile industry. Based on the above components of other risks, management has determined that the $4.3 million allowance for other risks of probable loan losses at December 31, 2005, was appropriate. Also, see “Item 1A – Risk Factors” above in this Annual Report From 10-K for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. At year-end 2005, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) decreased to 13.5%, compared to 25.5% at year-end 2004, as a result of the decrease in the level of securities.

To supplement its liquidity needs, the Bank maintains a total credit line of $216.0 million for federal funds with three correspondent banks as well as master agreements with brokerage firms for the sale of securities subject to repurchase. The Bank is also a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2005, the Bank had an approved credit line with the FHLB of San Francisco totaling $225.6 million. On January 3, 2006, the Bank pledged its qualifying real estate loans to the FHLB under its blanket lien program and increased its credit line by $611.2 million. The total credit outstanding with the FHLB of San Francisco at December 31, 2005, was $215.0 million. These advances are non-callable and bear fixed interest rates and all mature during the first quarter of 2006. These borrowings are secured by securities. See Note 10 to the Consolidated Financial Statements.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At December 31, 2005, such assets at fair value totaled $1.22 billion, with $817.2 million pledged as collateral for borrowings and other commitments. The remaining $394.8 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 90.0% of our time deposits mature within one year or less as of December 31, 2005. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity for the next twelve months to the Bank to meet its operating needs.

The Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank, unsecured borrowings such as the $30 million unsecured line of credit with a commercial bank, proceeds from the issuance of the Bancorp common stock by means of the Dividend Reinvestment Plan and exercise of stock options. Dividends paid to the Bancorp by the Bank are subject to regulatory limitations. The business activities of the Bancorp consist primarily of the operation of the Bank with limited activities in other investments. Management believes the Bancorp’s liquidity generated from its prevailing sources is sufficient to meet its operational needs.

Also, see Note 14 Commitments and Contingencies of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 1 — Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recent accounting pronouncements and their expected impact on the Company’s consolidated financial statements.

Item	7A. Quantitative and Qualitative Disclosures about Market Risk.

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

We use a net interest income simulation model to measure the extent of the differences in the behavior of the lending and funding rates to changing interest rates, so as to project future earnings or market values under alternative interest rate scenarios. Interest rate risk arises primarily through the Company’s traditional business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in interest rates, and consumer preferences affect the spread between interest earned on assets and interest paid on liabilities. The net interest income simulation model is designed to measure the volatility of net interest income and net portfolio value, defined as net present value of assets and liabilities, under immediate rising or falling interest rate scenarios in 25 basis points increments.

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

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At December 31, 2005, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 3.3%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 6.7%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 4.4%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 8.8%.

The Company’s simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level to value the net economic value of our portfolio of assets and liabilities in our policy to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2005, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net economic value of our portfolio of assets and liabilities would decrease by 5.2%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net economic value of our assets and liabilities would increase by 13.0%.

Quantitative Information About Interest Rate Risk

The following table shows the carrying value of our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, as well as the instruments’ total fair values at December 31, 2005, and 2004. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities which are described in Footnote 16 to the consolidated financial statements. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

								December 31,
	Average Interest rate							2005		2004
		Expected Maturity Date at December 31,						Total	Fair Value	Total	Fair Value
		2006	2007	2008	2009	2010	Thereafter
	(Dollars in thousands)
Interest-Sensitive Assets:
Mortgage-backed securities and collateralized mortgage obligations	4.54	$140,753	$115,697	$103,930	$77,268	$64,951	$420,141	$922,740	$922,740	$1,436,183	$1,436,183
Other investment securities	4.32	55,169	31,949	31,708	2,024	17,572	156,276	294,698	294,698	381,759	381,759
Net loans receivable:
Commercial	7.12	754,092	142,541	36,270	32,959	18,284	92,051	1,076,197	1,076,118	920,350	919,608
Residential Mortgage	5.76	115	419	2,539	4,457	7,271	414,815	429,616	425,834	329,827	337,238
Commercial Mortgage	7.20	320,644	183,382	207,478	291,979	388,546	1,171,352	2,563,381	2,554,278	2,091,705	2,088,630
Real estate construction	8.02	383,854	85,528	14,049	5,572	161	1,141	490,305	490,309	402,693	402,693
Installment & other	4.76	13,001	837	1,091	340	63	—	15,332	15,308	12,889	12,838
Interest rate swap	—	—	—	—	—	—	—	—	—	207	207
Interest Sensitive Liabilities:
Other interest-bearing deposits	1.09	171,119	150,488	139,302	124,805	76,517	466,523	1,128,754	1,128,754	1,260,334	1,260,334
Time deposits	3.42	2,753,959	203,038	16,626	87,222	13	16	3,060,874	3,061,798	2,660,012	2,659,312
Federal funds purchased	4.21	119,000	—	—	—	—	—	119,000	119,000	76,000	76,000
Securities sold under agreements to repurchase	3.41	—	—	—	—	200,000	—	200,000	198,612	15,000	15,000
Advances from the Federal Home Loan Bank	4.29	215,000	—	—	—	—	—	215,000	214,965	545,000	544,939
Revolving line of credit	5.18	20,000	—	—	—	—	—	20,000	19,997	—	—
Other borrowings	—	—	—	—	—	—	20,507	20,507	20,507	17,116	17,116
Junior subordinated notes	7.55	—	—	—	—	—	53,976	53,976	56,227	53,916	56,338
Interest rate swap	—	—	—	—	—	—	—	—	—	170	170
Off-Balance Sheet
Financial Instruments:
Commitments to extend credit	—	1,004,814	452,643	77,368	33,362	15,136	193,251	1,776,574	(3,399)	1,570,425	(2,721)
Standby letters of credit	—	45,949	2,369	8,237	—	—	—	56,555	(210)	47,901	(242)
Other letters of credit	—	79,900	—	—	—	—	—	79,900	(42)	74,628	(41)
Bill of lading guarantees	—	513	—	—	—	—	—	513	(1)	217	(1)

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

On March 21, 2000, we entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining rates. The purpose of the hedge was to provide a measure of stability in the future cash receipts of such loans over the term of the swap agreement. Amounts received on the cash flow hedge interest rate swap were reclassified into earnings upon receipt of interest payments on the underlying loans, including $0.2 million in 2005, $1.1 million in 2004, and $1.2 million in 2003 that were reclassified into net interest income.

In 2004, the Bank entered into $85.4 million of interest rate swaps that were scheduled to terminate in 2009 and can be terminated after two years at the election of the counterparty (swaptions) to mitigate risks associated with changes to the fair value of a like amount of fixed rate certificates of deposit (Five Year CDs) that have similar call features. For the first two years of the swaps, the Bank will receive interest at a weighted average fixed rate of 3.15% and will pay interest at a rate of LIBOR less 12.5 basis points. If the swaps were not terminated in 2006, then the Bank would receive interest at a weighted average rate of 5.94% and paid interest at a rate of LIBOR less 12.5 basis points for the last three years of the swap term. All of these interest rate hedges were initially designated as fair value hedges against a like amount of Five Year CDs and the Bank expected a highly effective correlation between changes in the fair values of the interest rate swap and changes in the fair value of the Five Year CDs. However, at December 31, 2004, there was a highly effective correlation between changes in the fair value of the interest rate swap and changes in the fair value of the Five Year CDs for only one group of Five Year CDs with a principal amount of $13.9 million and an unrealized gain of $0.1 million. The unrealized loss on the interest rate swaps and the unrealized gain on the $13.9 million of Five Year CDs have been recorded in income for 2004. The unrealized loss on the ineffective interest rates swaps at December 31, 2004, of $50,000 has been recorded in income for 2004 and the related unrealized gain on the Five Year CDs with ineffective hedges was reversed from income as of December 31, 2004. For the year ended December 31, 2004, interest expense on certificates of deposit was reduced by $0.6 million as a result of these interest rate swaps. On January 18, 2005, the Bank terminated these interest rates swaps by making a cash payment of $400,000 and recording a loss of $264,000 which reflected the increase in the fair value during 2005.

In 2004, the Bank entered into $25.7 million of interest rate swaps that were scheduled to terminate in 2007 and can be terminated after one year at the election of the counterparty to mitigate risks associated with changes to the fair value of a like amount of fixed rate certificates of deposit (Three Year CDs) that have similar call features. For the first year of the swaps, the Bank received interest at a weighted average fixed rate of 2.81% and paid interest at a rate of LIBOR less 12.5 basis points. If the swaps were not terminated in 2005, then the Bank would receive interest at a weighted average rate of 4.08% and pay interest at a rate of LIBOR less 12.5 basis points for the last two years of the swap term. All of these interest rate hedges were initially designated as fair value hedges against a like amount of Three Year CDs and the Bank expected a highly effective correlation between changes in the fair values of the interest rate swap and changes in the fair value of the Three Year CDs. However, at December 31, 2004, the fair value of these interest rate swaps, which did not have a highly effective correlation with changes in the fair value of the Three Year CDs, was an unrealized loss of $33,000 which was recorded in income for 2004. For the year ended December 31, 2004, interest expense on certificates of deposit was reduced by $0.1 million as a result of these interest rate swaps. On January 18, 2005, the Bank terminated these interest rates swaps by making a cash payment of $85,000 and recording a loss of $52,000 which reflected the increase in the fair value during 2005.

The table below shows the notional amounts of the Bank’s interest rate swap maturities and average rates at December 31, 2004.

	Interest Rate Swap Maturities and Average Rates As of December 31, 2004						Total	Fair Value
	2005	2006	2007	2008	2009	Thereafter
	(Dollars in thousands)
Cash Flow Hedge
Notional amount	$20,000	$—	$—	$—	$—	$—	$20,000	$207
Weighted Average rate received	7.22%	—	—	—	—	—	7.22%
Weighted Average rate paid	2.52%	—	—	—	—	—	2.52%

Fair Value Hedge
Notional amount	$—	$—	$25,735	$—	$85,397	$—	$111,132	$(170)
Weighted Average rate received	—	—	2.81%	—	3.15%	—	3.07%
Weighted Average rate paid	—	—	2.07%	—	2.22%	—	2.19%

To mitigate risks associated with changes to the fair value of $25.8 million of Three Year CDs, on January 18, 2005, concurrent with the termination of the three year swaptions entered into during 2004 as discussed above, the Bank, in exchange for a cash payment of $163,000 by the counterparty, entered into new swaptions that will terminate in 2007 and that can also be terminated after one year from the initial issuance of the Three Year CDs at the election of the counterparty. For the initial term of the swaptions, the Bank received interest at a weighted average fixed rate of 2.39% and paid interest at a rate of LIBOR less 12.5 basis points. If the swaptions were not terminated by the counterparty in 2005, then the Bank would receive interest at a weighted average rate of 3.85% and pay interest at a rate of LIBOR less 12.5 basis points for the last two years of the swap term. All of these swaptions were initially designated as fair value hedges. There was a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Three Year CDs. On May 9, 2005, the Company paid a cash payment of $158,000 and terminated the $25.8 million swaptions related to the Three Year CDs. The changes in fair values of the Three Year CD’s and the $25.8 million swaptions were recorded in income through the date the swaptions were terminated. For 2005, the net realized gain on the swaptions was $5,000 and the net realized loss on the Three Year CDs was zero. For the year ended December 31, 2005, interest expense on certificates of deposit was increased by $17,000 as a result of these interest rate swaps.

To mitigate risks associated with changes to the fair value of $85.6 million of Five Year CDs, on January 18, 2005 concurrent with the termination of the five year swaptions entered into 2004 as discussed above, the Bank, in exchange for a cash payment of $425,000 by the counterparty, entered into new swaptions that were scheduled to terminate in 2009 and that can also be terminated after two years from the initial issuance of the Five Year CD’s at the election of the counterparty. For the initial term of the swaptions, the Bank will receive interest at a weighted average fixed rate of 3.03% and will pay interest at a rate of LIBOR less 12.5 basis points. If the swaptions were not terminated by the counterpart in 2006, then the Bank would receive interest at a weighted average rate of 5.86% and pay interest at a rate of LIBOR less 12.5 basis points for the last three years of the swap term. All of these swaptions were initially designated as fair value hedges and the Bank expects a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Five Year CDs. On December 14, 2005, the Company terminated the $85.6 million of interest rate swaptions related to the Five Year CDs. The Company paid $724,000 to terminate these swaptions as of December 14, 2005. From the inception of the swaptions on January 18, 2005 to the termination of the swaptions on December 14, 2005, the cumulative decrease in fair value of $299,000 has been charged to other income in 2005. For the year ended December 31, 2005, interest expense on certificates of deposit was increased by $136,000 as a result of these interest rate swaps.

In April 2005, the Bank took in a total of $8.9 million in one year certificates of deposit that pay a minimum interest of 0.5% plus additional interest tied to 60% of the appreciation of four foreign currencies against the US dollar. Under SFAS No. 133, a certificate of deposit that pays interest based on changes in exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit). The fair value of the embedded derivative at December 31, 2005, was $65,000 and is included in interest-bearing deposits in the consolidated balance sheet. The Bank purchased two currency options with a fair value at December 31, 2005, of $59,000 to manage its exposure to the appreciation of two of these foreign currencies. The net impact on the consolidated statement of income related to these currency linked certificates of deposit was a decrease to income of $56,000 in 2005.

Item 8.     Financial Statements and Supplementary Data.

For financial statements, see “Index to Consolidated Financial Statements” on page F-1.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.     Controls and Procedures.

Disclosure Controls and Procedures

The Bancorp’s principal executive officer and principal financial officer have evaluated the effectiveness of the Bancorp’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation, the principal executive officer and principal financial officer have concluded that the Bancorp’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Bancorp in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in such reports is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Bancorp’s internal controls or in other factors that could significantly affect these controls subsequent to the date the principal executive officer and principal financial officer completed their evaluation.

Management’s Report on Internal Control Over Financial Reporting

The management of Cathay General Bancorp and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2005, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Changes in Internal Controls over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cathay General Bancorp:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Cathay General Bancorp and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cathay General Bancorp and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cathay General Bancorp and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005 and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Los Angeles, California

March 15, 2006

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information under the captions “Election of Directors, “Audit Committee,” and “Nomination Committee” in our definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information under the captions “Compensation of Directors”, “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” in our Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Security Ownership of Nominees, Continuing Directors, and Named Executive Officers,” “Equity Compensation Plan Information,” and “Election of Directors” in our Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information under the captions “Election of Directors” and “Certain Transactions” in our Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information under the caption “Professional Services Provided by Independent Auditors” in our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Documents Filed as Part of this Report

(a)(1) Financial Statements

See “Index to Consolidated Financial Statements” on page F-1.

(a)(2) Financial Statement Schedules

Schedules have been omitted since they are not applicable, they are not required, or the information required to be set forth in the schedules is included in the Consolidated Financial Statements or Notes thereto.

(b) Exhibits

3.1	Restated Certificate of Incorporation. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

3.1.1	Amendment to Restated Certificate of Incorporation. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

3.2	Restated Bylaws. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

3.2.1	Amendment to Restated Bylaws. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

4.1	Rights Agreement. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Registration Statement on Form 8-A on December 20, 2000 and incorporated herein by reference.

10.1	Form of Indemnity Agreements between the Bancorp and its directors and certain officers. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

10.2	Amended and Restated Cathay Bank Employee Stock Ownership Plan effective January 1, 1997. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.2.1	Amendment No. 1 effective January 1, 2002 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.2.2	Amendment No. 2 effective January 1, 2004 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.2.3	Amendment No. 3 effective January 1, 2003 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.2.4	Amendment No. 4 effective October 20, 2003 and June 17, 2004 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.3	Dividend Reinvestment Plan of the Bancorp. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

10.4	Equity Incentive Plan of the Bancorp effective February 19, 1998.*

10.4.1	First Amendment to Cathay Bancorp, Inc. Equity Incentive Plan. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.*

10.5	GBC Bancorp 1999 Employee Stock Incentive Plan. Previously filed with the Securities and Exchange Commission to Form S-8 Registration Statement No. 333-95381 filed on January 26, 2000 and incorporated herein by this reference. *

10.6	Cathay Bank Bonus Deferral Agreement. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by this reference. *

10.7	Cathay General Bancorp 2005 Incentive Plan. Previously filed with the Securities and Exchange Commission on April 7, 2005, as an appendix to the Bancorp’s Definitive Proxy Statement on Schedule 14A and incorporated herein by this reference.*

10.8	Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Award Agreement. Previously filed with the Securities and Exchange Commission on January 25, 2006, as an exhibit to the Bancorp’s Current Report on Form 8-k and incorporated herein by this reference.*

10.9	Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory). Previously filed with the Securities and Exchange Commission on January 25, 2006, as an exhibit to the Bancorp’s Current Report on Form 8-k and incorporated herein by this reference.*

21.1	Subsidiaries of the Bancorp.

23.1	Consent of Independent Registered Accounting Firm.

24.1	Power of Attorney (included on the signature page).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cathay General Bancorp

By:	/s/ DUNSON K. CHENG
Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: March 15, 2006

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

Signature	Title	Date

/s/ DUNSON K. CHENG Dunson K. Cheng	President, Chairman of the Board, Director, and Chief Executive Officer (principal executive officer)	March 15, 2006

/s/ HENG W. CHEN Heng W. Chen	Executive Vice President, Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)	March 15, 2006

/s/ PETER WU Peter Wu	Director	March 15, 2006

/s/ ANTHONY M. TANG Anthony M. Tang	Director	March 15, 2006

/s/ KELLY L. CHAN Kelly L. Chan	Director	March 15, 2006

/s/ MICHAEL M.Y. CHANG Michael M.Y. Chang	Director	March 15, 2006

/s/ THOMAS C.T. CHIU Thomas C.T. Chiu	Director	March 15, 2006

Signature	Title	Date

/s/ NELSON CHUNG Nelson Chung	Director	March 15, 2006

/s/ PATRICK S.D. LEE Patrick S.D. Lee	Director	March 15, 2006

/s/ TING LIU Ting Liu	Director	March 15, 2006

/s/ JOSEPH C.H. POON Joseph C.H. Poon	Director	March 15, 2006

/s/ THOMAS G. TARTAGLIA Thomas G. Tartaglia	Director	March 15, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2005 and 2004	F-3

Consolidated Statements of Income and Comprehensive Income for each of the years ended December 31, 2005, 2004, and 2003	F-4

Consolidated Statements of Changes in Stockholders’ Equity for each of the years ended December 31, 2005, 2004, and 2003	F-5

Consolidated Statements of Cash Flows for each of the years ended December 31, 2005, 2004, and 2003	F-6

Notes to Consolidated Financial Statements	F-8

Parent-only condensed financial information of Cathay General Bancorp is included in Note 19 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F-42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and the Board of Directors

Cathay General Bancorp:

We have audited the accompanying consolidated balance sheets of Cathay General Bancorp and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cathay General Bancorp and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

March 15, 2006

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2004
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$109,275	$86,133
Securities available-for-sale (amortized cost of $1,240,308 in 2005 and $1,785,853 in 2004)	1,217,438	1,791,904
Loans	4,647,815	3,831,988
Less: Allowance for loan losses	(60,251)	(62,880)
Unamortized deferred loan fees	(12,733)	(11,644)

Loans, net	4,574,831	3,757,464
Federal Home Loan Bank stock	29,698	26,038
Investments in affordable housing, net	80,211	45,145
Premises and equipment, net	30,290	33,421
Customers’ liability on acceptances	16,153	14,368
Accrued interest receivable	24,767	21,712
Goodwill	239,527	241,013
Other intangible assets	41,508	47,494
Other assets	33,805	33,313

Total assets	$6,397,503	$6,098,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$726,722	$674,791
Interest-bearing accounts:
NOW accounts	240,885	253,767
Money market accounts	523,076	588,526
Saving accounts	364,793	418,041
Time deposits under $100,000	641,411	539,811
Time deposits of $100,000 or more	2,419,463	2,120,201

Total deposits	4,916,350	4,595,137
Federal funds purchased	119,000	76,000
Securities sold under agreements to repurchase	200,000	15,000
Advances from the Federal Home Loan Bank	215,000	545,000
Other borrowings from financial institutions	20,000	—
Other borrowings for affordable housing investments	20,507	17,116
Minority interest in consolidated subsidiary	8,500	8,620
Junior subordinated notes	53,976	53,916
Acceptances outstanding	16,153	14,368
Other liabilities	54,400	56,855

Total liabilities	5,623,886	5,382,012
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 51,569,451 issued and 50,191,089 outstanding in 2005, and 51,317,716 issued and 50,677,896 outstanding in 2004	516	513
Additional paid-in-capital	416,685	396,881
Unearned compensation	(18,564)	(11,826)
Accumulated other comprehensive income, net	(13,254)	3,627
Retained earnings	421,545	335,608
Treasury stock, at cost (1,378,362 shares in 2005 and 639,820 shares in 2004)	(33,311)	(8,810)

Total stockholders’ equity	773,617	715,993

Total liabilities and stockholders’ equity	$6,397,503	$6,098,005

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable	$285,108	$200,109	$124,031
Securities available-for-sale — taxable	59,584	69,402	30,047
Securities available-for-sale — nontaxable	3,689	3,811	2,075
Securities held-to-maturity — taxable	—	—	7,948
Securities held-to-maturity — nontaxable	—	—	1,563
Federal Home Loan Bank Stock	965	1,016	562
Federal funds sold and securities purchased under agreement to resell	237	104	416
Deposits with banks	368	151	53
Agency Preferred Stock	710	386	572

Total interest income	350,661	274,979	167,267
INTEREST EXPENSE
Time deposits of $100,000 or more	60,477	32,280	21,808
Other deposits	32,131	17,555	11,166
Interest on securities sold under agreements to repurchase	626	851	3,087
Advances from the Federal Home Loan Bank	11,532	6,695	3,009
Junior subordinated notes	3,533	2,466	721
Short-term borrowings	1,980	315	357

Total interest expense	110,279	60,162	40,148

Net interest income before provision for loan losses	240,382	214,817	127,119
(Reversal)/provision for loan losses	(500)	—	7,150

Net interest income after provision for loan losses	240,882	214,817	119,969

NON-INTEREST INCOME
Securities gains/(losses)	1,473	(3,979)	9,890
Letters of credit commissions	4,191	4,741	2,435
Depository service fees	5,627	6,446	5,533
Gains on sale of premises and equipment	958	24	—
Other operating income	10,237	9,033	5,135

Total non-interest income	22,486	16,265	22,993

NON-INTEREST EXPENSE
Salaries and employee benefits	52,571	49,149	30,763
Occupancy expense	8,841	8,093	4,728
Computer and equipment expense	7,003	7,020	3,918
Professional services expense	7,695	6,671	4,040
FDIC and State assessments	997	1,032	660
Marketing expense	2,488	2,474	1,638
Other real estate owned (income)	(46)	292	429
Operations of investments in affordable housing	4,042	2,900	2,663
Amortization of core deposit premium	5,954	5,333	1,180
Other operating expense	7,342	7,696	5,121

Total non-interest expense	96,887	90,660	55,140

Income before income tax expense	166,481	140,422	87,822
Income tax expense	62,390	53,609	32,250

Net income	104,091	86,813	55,572

Other comprehensive income (loss), net of tax:
Unrealized holding (losses)/gains arising during the year	(15,836)	(6,821)	9,278
Unrealized losses on cash flow hedge derivatives	(120)	(525)	(549)
Less: reclassification adjustments deducted from/(included in) net income	925	(1,529)	6,004

Total other comprehensive (loss)/income, net of tax	(16,881)	(5,817)	2,725

Total comprehensive income	$87,210	$80,996	$58,297

Net income per common share
Basic	$2.07	$1.74	$1.44
Diluted	$2.05	$1.72	$1.42
Basic average common shares outstanding	50,373,076	49,869,271	38,713,728
Diluted average common shares outstanding	50,821,093	50,480,154	39,035,616

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004, and 2003

(In thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at December 31, 2002	35,999,910	$367	$70,925	$—	$6,719	$218,237	($8,287)	$287,961

Issuances of common stock— Dividend Reinvestment Plan	130,690	1	2,673	—	—	—	—	2,674
Stock options exercised	7,096	—	80	—	—	—	—	80
Tax benefits from stock plans	—	—	38	—	—	—	—	38
Unearned compensation for grants of stock options	—	—	11,148	(11,148)	—	—	—	—
Equity consideration for GBC merger	13,499,706	135	280,408	(256)	—	—	—	280,287
Stock-based compensation expense	—	—	—	570	—	—	—	570
Purchases of treasury stock	(29,220)	—	—	—	—	—	(523)	(523)
Cash dividends of $0.280 per share	—	—	—	—	—	(10,088)	—	(10,088)
Change in other comprehensive income	—	—	—	—	2,725	—	—	2,725
Net income	—	—	—	—	—	55,572	—	55,572

Balance at December 31, 2003	49,608,182	503	365,272	(10,834)	9,444	263,721	(8,810)	619,296

Issuances of common stock— Dividend Reinvestment Plan	95,098	1	3,018	—	—	—	—	3,019
Stock options exercised	974,616	9	15,989	—	—	—	—	15,998
Tax benefits from stock plans	—	—	8,578	—	—	—	—	8,578
Unearned compensation for grants of stock options	—	—	4,024	(4,024)	—	—	—	—
Stock-based compensation expense	—	—	—	3,032	—	—	—	3,032
Cash dividends of $0.300 per share	—	—	—	—	—	(14,926)	—	(14,926)
Change in other comprehensive income	—	—	—	—	(5,817)	—	—	(5,817)
Net income	—	—	—	—	—	86,813	—	86,813

Balance at December 31, 2004	50,677,896	513	396,881	(11,826)	3,627	335,608	(8,810)	715,993

Issuances of common stock— Dividend Reinvestment Plan	93,947	1	3,038	—	—	—	—	3,039
Stock options exercised	157,788	2	2,428	—	—	—	—	2,430
Tax benefits from stock plans	—	—	783	—	—	—	—	783
Unearned compensation for grants of stock options	—	—	13,555	(13,555)	—	—	—	—
Stock-based compensation expense	—	—	—	6,817	—	—	—	6,817
Purchases of treasury stock	(738,542)	—	—	—	—	—	(24,501)	(24,501)
Cash dividends of $0.360 per share	—	—	—	—	—	(18,154)	—	(18,154)
Change in other comprehensive income	—	—	—	—	(16,881)	—	—	(16,881)
Net income	—	—	—	—	—	104,091	—	104,091

Balance at December 31, 2005	50,191,089	$516	$416,685	$(18,564)	$(13,254)	$421,545	$(33,311)	$773,617

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Cash Flows from Operating Activities
Net income	$104,091	$86,813	$55,572
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal)/Provision for loan losses	(500)	—	7,150
Provision for losses on other real estate owned	—	400	253
Deferred tax benefit	(2,010)	(1,111)	(5,687)
Depreciation	3,043	3,426	2,165
Net gains on sale of other real estate owned	(155)	—	—
Net gains on sale of loans	(501)	(801)	(553)
Proceeds from sale of loans	7,019	11,405	10,831
Write-down on venture capital investment	1,444	1,191	475
Write-down on impaired securities	142	5,500	—
Gain on sales and calls of securities	(3,059)	(2,138)	(10,365)
Other non-cash interest	1,246	(1,312)	(1,186)
Amortization of security premiums, net	6,029	8,085	7,464
Amortization of other intangibles assets	6,095	5,412	1,215
Tax benefits from stock options	783	8,578	38
Stock based compensation expense	6,817	3,032	570
Gains on sale of premises and equipment	(958)	(24)	—
Increase in deferred loan fees, net	1,089	782	766
(Increase)/decrease in accrued interest receivable	(3,055)	(159)	3,722
(Increase)/decrease in other assets, net	11,515	(8,681)	9,843
Increase/(decrease) in other liabilities	(18,616)	9,163	(71,910)

Net cash provided by operating activities	120,459	129,561	10,363
Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(9,162)	(82,508)	(267,228)
Proceeds from maturity and call of investment securities available-for-sale	14,683	176,254	109,930
Purchase of mortgage-backed securities available-for-sale	—	(696,012)	(309,107)
Proceeds from sale of investment securities available-for-sale	51,701	37,189	369,580
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	489,140	432,934	178,582
Purchase of Federal Home Loan Bank stock	(3,102)	(840)	—
Redemption of Federal Home Loan Bank stock	646	1,513	—
Purchase of investment securities held-to-maturity	—	—	(3,469)
Proceeds from maturity and call of investment securities held-to-maturity	—	—	32,591
Purchase of mortgage-backed securities held-to-maturity	—	—	(34,645)
Proceeds from repayment and sale of mortgage-backed securities held-to-maturity	—	—	52,051
Net increase in loans	(826,662)	(539,099)	(257,979)
Purchase of premises and equipment	(5,417)	(3,732)	(2,333)
Proceeds from sales of premises and equipment	2,841	—	—
Proceeds from sale of other real estate owned	1,124	—	—
Net increase in investment in affordable housing	(14,958)	(8,896)	(981)
Acquisition of GBC, net of cash acquired	(87)	(7,318)	(61,598)

Net cash used in investing activities	(299,253)	(690,515)	(194,606)

Cash Flows from Financing Activities
Net (decrease)/increase in demand deposits, NOW accounts, money market and saving deposits	(79,649)	(60,824)	249,106
Net increase/(decrease) in time deposits	400,895	229,413	(23,372)
Net increase in federal funds purchased and securities sold under agreement to repurchase	228,000	8,500	52,500
Advances from Federal Home Loan Bank	1,317,050	1,575,000	197,000
Repayment of Federal Home Loan Bank borrowings	(1,647,050)	(1,287,000)	(217,400)
Cash dividends	(18,154)	(14,926)	(10,088)
(Repurchase)/issuance of preferred stock of subsidiary	(124)	4,208	4,412
Issuance of Junior Subordinated Notes	—	—	53,825
Proceeds from other borrowings	20,000	—	20,000
Repayment of other borrowings	—	(20,000)	—
Repayment of subordinated debt	—	—	(40,049)
Proceeds from shares issued to Dividend Reinvestment Plan	3,039	3,019	2,674
Proceeds from exercise of stock options	2,430	15,998	80
Purchase of treasury stock	(24,501)	—	(523)

Net cash provided by financing activities	201,936	453,388	288,165

Increase/(decrease) in cash and cash equivalents	23,142	(107,566)	103,922
Cash and cash equivalents, beginning of the year	86,133	193,699	89,777

Cash and cash equivalents, end of the year	$109,275	$86,133	$193,699

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$107,407	$62,945	$38,079
Income taxes	$82,300	$41,618	$53,512

Non-cash investing and financing activities:
Transfer from investment securities held-to-maturity to available-for-sale at fair value	$—	$—	$412,122
Net change in unrealized holding gain on securities available-for-sale, net of tax	$(16,761)	$(5,292)	$3,274
Net change in unrealized gains on cash flow hedge derivatives, net of tax	$(120)	$(525)	$(549)
Transfers to other real estate owned	$969	$—	$—
Loans to facilitate the sale of other real estate owned	$—	$—	$—

Supplemental Disclosure for Acquisition of GBC Bancorp:
Cash and cash equivalents	$—	$—	$92,720
Securities available-for-sale	—	—	1,115,466
Loans, net	—	—	1,141,711
Premises and equipment	—	—	5,434
Goodwill	—	—	235,176
Core deposit intangibles	—	—	51,456
Other assets	—	—	19,619

Total assets acquired	$—	$—	$2,661,582

Deposits	—	—	1,888,380
Advances from Federal Home Loan Bank	—	—	229,657
Subordinated debt	—	—	40,049
Other liabilities	—	—	60,809

Total liabilities assumed	$—	$—	$2,218,895

Unearned compensation	—	—	256

Net assets acquired	$—	$—	$442,943

Cash paid	$87	$7,318	$154,318
Liability for consideration to be paid to former GBC Bancorp shareholders	—	—	8,082
Fair value of common stock and options issued	—	—	280,543

Total consideration paid	$87	$7,318	$442,943

Supplemental disclosure for consolidation of affordable housing partnerships:
Investments in affordable housing	—	—	7,916
Other assets	—	—	113
Other borrowings	—	—	7,622

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Cathay General Bancorp (the “Bancorp”), a Delaware corporation, its wholly-owned subsidiary, Cathay Bank (the “Bank”), a California state-chartered bank, five limited partnerships investing in affordable housing projects, and GBC Venture Capital, Inc. (together, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry.

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

There are limited operating business activities currently at the Bancorp. The Bank is a commercial bank, servicing primarily the individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located. Its operations include the acceptance of checking, savings, and time deposits, and the making of commercial, real estate and consumer loans. The Bank also offers trade financing, letters of credit, wire transfer, foreign currency spot and forward contracts, Internet banking, investment services, and other customary banking services to its customers. The Bank does not have any foreign branches or lending officers in its foreign locations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). This Interpretation addresses the consolidation by business enterprises of variable interest entities (“VIE”) as defined in the Interpretation. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interests in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003. However, subsequent revisions to the interpretation deferred the implementation date of FIN 46 until the first period ending after December 15, 2003.

The Company adopted FIN 46, as revised, in connection with its consolidated financial statements for the year ended December 31, 2003. The implementation of FIN 46 required the Company to de-consolidate its investments in Cathay Capital Trust I, Cathay Statutory Trust I, and Cathay Capital Trust II and to consolidate the Company’s ownership in four limited partnerships formed for the purpose of investing in affordable housing projects, which qualify for federal low-income housing tax credits and/or California tax credits. The consolidation of the four affordable housing limited partnerships increased total assets and liabilities by $9.0 million but had no impact on net income for the year ended December 31, 2003.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The new cost basis is not changed for subsequent recoveries in fair value.

Other securities includes investments in limited partnerships that invest in nonpublic companies commonly referred to as venture capital investments. These partnership interests, which represent interests of less than 10%, are carried under the cost method with other-than-temporary impairment charged against net income.

Investment in Federal Home Loan Bank (“FHLB”) Stock. As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB. The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. FHLB stock is carried at cost and is pledged as collateral to the FHLB. The carrying amount of the FHLB stock at December 31, 2005, was $29.7 million compared to $26.0 million at December 31, 2004. As of December 31, 2005, 250,000 FHLB stock shares were the minimum stock requirement based on outstanding FHLB borrowings of $215.0 million. As of December 31, 2005, the Company owned 296,976 FHLB stock shares.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The allowance for loan losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations calculated in accordance with SFAS 5, “Accounting for Contingencies.” Management monitors changing economic conditions, the loan mix by category, the industry segregation, and geographic distribution of the portfolio and the type of borrowers in determining the adequacy of the allowance for loan losses. Management also closely reviews its past, present and expected overall net loan losses in comparison to the existing level of the allowance. In addition, the Bank’s regulators, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make additions to its allowance for loan losses based on the judgments of the information available to them at the time of their examination. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy, changes in interest rates and the view of the regulatory agencies toward loan classifications.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investments in Affordable Housing. The Company is a limited partner in limited partnerships that invest in low-income housing projects that qualify for Federal and/or State income tax credits. As further discussed in Note 7, the partnership interests are accounted for utilizing the equity method of accounting. During 2003, the Company adopted Interpretation No. 46, “Consolidation of Variable Interest Entities,” issued by the FASB in January 2003. As of December 31, 2005, five of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary and consolidated in the Company’s consolidated financial statements. The costs related directly to the development or the improvement of real estate are capitalized. Gains on sales are recognized when certain criteria relating to the buyer’s initial and continuing investment in the property are met.

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

At December 31, 2005, the unamortized balance of core deposit premium was $41.1 million, which was net of accumulated amortization of $11.9 million. Aggregate amortization expense for core deposit premium was $6.0 million for year 2005, $5.3 million for year 2004, and $1.2 million for year 2003. As of December 31, 2004, the unamortized balance of the core deposit premium was $47.1 million, which was net of accumulated amortization of $6.1 million. At December 31, 2005, the estimated aggregate amortization of core deposit premiums annually through 2010 is $5.6 million for 2006, $5.6 million for 2007, $5.6 million for 2008, $5.5 million for 2009, and $4.9 million for 2010.

Securities Sold Under Repurchase Agreements. The Company sells certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets. The dollar amount of the securities underlying the agreements remain in the asset accounts.

Stock-Based Compensation. Prior to 2003, the Company used the intrinsic-value method to account for stock-based compensation granted to employees. Accordingly, no expense was recorded in periods prior to 2003,

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

because the stock’s fair market value did not exceed the exercise price at the date of grant. In 2003, the Company adopted prospectively the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123,” and began recognizing the expense associated with stock options granted during 2003 using the fair value method, which resulted in stock based compensation expense of $6.8 million in 2005, $3.0 million in 2004 and $0.6 million in 2003, which is included in salaries and employee benefits. Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date, and is recognized as an expense on a straight line basis over the vesting period of the grant. The Company uses the Black-Scholes option pricing model to estimate the fair value of granted options. This model takes into account the option’s exercise price, the option’s expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock, and a risk-free interest rate. Since compensation cost is measured at the grant date, the only variable whose change would impact expected compensation expense recognized in the future periods for 2003, 2004 and 2005 grants is actual forfeitures.

Under SFAS No. 123, the weighted average per share fair value of the options granted was $12.83 during 2005, $6.85 during 2004, and $5.56 during 2003 on the date of grant. For options granted during 2005, the Company has estimated the expected life of the options based on the average of the contractual period and the vesting period. The Company has estimated the expected life of the options to be six years for options granted during 2005 and four years for options granted during 2003 and 2004. Fair value under SFAS No. 123 is determined using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Expected life — number of years	6.2	4.0	4.0
Risk-free interest rate	4.00%	2.76%	2.67%
Volatility	34.40%	27.27%	28.17%
Dividend yield	1.20%	0.97%	1.19%

If the compensation cost for all awards granted under the Company’s stock option plan had been determined using the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the periods presented would have been reduced to the pro forma amounts indicated in the table below.

	2005	2004	2003
	(In thousands, except per share data)
Net income
As reported	$104,091	$86,813	$55,572
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,953	1,757	330
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,200)	(2,046)	(638)

Pro forma net income	$103,844	$86,524	$55,264

Earnings per share:
Basic — as reported	$2.07	$1.74	$1.44
Basic — pro forma	2.06	1.74	1.43
Diluted — as reported	2.05	1.72	1.42
Diluted — pro forma	2.04	1.71	1.42

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Splits. Earnings per share, dividends per share and average shares outstanding have been restated for all periods presented to reflect the two-for-one stock splits effected in the form of a 100% stock dividend that was distributed on September 28, 2004, to stockholders of record on September 13, 2004. The par value of additional shares was capitalized by a transfer from retained earnings to common stock.

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

On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign-currency fair-value or cash-flow hedge (foreign currency hedge), or a hedge of a net investment in a foreign operation. At the inceptions of all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassifications. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. In 2005, the FHLB stock with carrying amount of $29.7 million at December 31, 2005 and $26.0 million at December 31, 2004 were reclassified and presented separately from securities available-for-sale in the consolidated balance sheets. The FHLB stock dividends of $965,000 in 2005, $1.0 million in 2004, and $562,000 in 2003 were also reclassified and presented separately from interest income of taxable securities available-for-sale in the consolidated statements of income.

Statement of Cash Flows. Cash and cash equivalents include short-term, highly-liquid investments that generally have an original maturity of three months or less.

Segment Information and Disclosures. Accounting principles generally accepted in the United States of America establish standards to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has concluded it has one operating segment.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In December 2004, the FASB revised SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this Statement become effective for the Company commencing on January 1, 2006. SFAS No. 123R requires companies adopting SFAS No. 123R to select either the modified prospective or modified retrospective transition method. On January 1, 2003, the Company adopted prospectively the provisions for SFAS No. 123 and began recognizing compensation expense ratably in the income statement, based on the estimated fair value of all awards granted to employees after January 1, 2003. SFAS No. 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. Currently, the Company recognizes forfeitures as they occur. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect FSP 115-1 will significantly impact its financial statements upon its adoption on January 1, 2006.

In June, 2005, the FASB approved EITF 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights”. EITF

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

04-5 presumes that a sole general partner in a limited partnership controls the limited partnership and, therefore, should include the limited partnership in its consolidated financial statements. The presumption of control is overcome if the limited partners have (a) the substantive ability to remove the sole general partner or otherwise dissolve the limited partnership or (b) substantive participating rights. EITF 04-5 is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to June 29, 2005. The guidance in EITF 04-5 is effective for general partners in all other limited partnerships no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company has not completed its analysis to determine the impact to the Company’s consolidated financial statements from adoption of this standard.

In January 2006, the FASB approved the issuance of a proposed interpretation that would clarify the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The proposed interpretation requires that companies make the best estimate of recognized tax benefits at each reporting period based on management’s best estimate given the information available at the reporting date, even though the outcome of the tax position is not absolute or final and that subsequent recognition, derecognition, and measurement should be based on new information. The final interpretation is expected to be effective as of the beginning of the first annual period beginning after December 15, 2006. The Company has not completed its analysis to determine the impact to the Company if the proposed interpretation were to be approved by the FASB.

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

The cash portion of the purchase price was funded in part by the issuance of $40.0 million in junior subordinated notes by Cathay General Bancorp and by short term borrowings by the Bank. The fair value per share of the options assumed was $3.89 on the date the merger close. The fair value was determined by using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years, risk-free interest rate of 1.47%, volatility of 26.60%, and dividend yield of 1.53%.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be expensed over a fixed period of time, but will be tested for impairment on an annual basis. None of the goodwill is

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected to be deductible for income tax purposes. Identifiable intangible assets, primarily core deposit intangibles of $51.5 million, are amortized over their estimated period of benefit determined to be ten years. Amortization expense for the core deposit intangible was $5.8 million for 2005, $5.1 million for 2004 and $1.0 million for the period from the acquisition date through December 31, 2003. Accumulated amortization at December 31, 2005, was $11.9 million.

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

The net effect on income before taxes of the amortization of the above described amounts was $8.6 million expense for 2005, $5.7 million expense for 2004, and $0.6 million income for 2003.

At the closing date of the GBC acquisition, the Company’s management determined the estimated fair values of assets acquired and liabilities assumed. Professional and legal fees of $1.9 million related to the GBC acquisition were capitalized as part of the purchase price. In addition, the Company recorded as part of the purchase price an accrual for estimated lease termination costs of $1.3 million and severance and contract termination costs of $0.8 million. The amounts paid and charged to these reserves were $1.0 million in 2004 and $424,000 in 2005. At December 31, 2005, approximately $29,000 of these costs remained unpaid. The goodwill balance was $239.5 million as of December 31, 2005 and $241.0 million as of December 31, 2004. During 2005, goodwill was decreased due to a $1.2 million upward adjustment to deferred tax assets, a $167,000 tax refund and a $150,000 tax adjustment related to the loan loss reserve from Liberty Bank which was acquired by GBC Bancorp. The net impact of these adjustments was a reduction in goodwill of $1.5 million in 2005. During 2004, goodwill was decreased due to a decrease of $1.1 million of income taxes payable upon finalization of GBC Bancorp’s tax return for 2003, decreased by $0.3 million to reflect the actual amount of severance and contract termination costs, increased by $0.4 million as a result of an adjustment to the premium assigned to fixed rate loans to reflect estimated prepayments and increased by $0.3 million to reflect the actual branches closed. The net impact of these adjustments was a reduction in goodwill of $0.7 million in 2004.

Unaudited pro forma consolidated results of operations for the years ended December 31, 2003 as though GBC Bancorp had been acquired as of January 1, 2003 are as follows (dollars in thousands):

2003
Net interest income	$183,916
Net income	62,241
Basic net income per share	1.26
Diluted net income per share	1.25

3. Cash and Cash Equivalents

The Company manages its cash and cash equivalents, which consist of cash on hand, amounts due from banks, federal funds sold, securities purchased under agreements to resell, and money market accounts, based

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

upon the Company’s operating, investment, and financing activities. For the purpose of reporting cash flows, these same accounts are included in cash and cash equivalents.

The Company is required to maintain reserves with the Federal Reserve. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were $1.9 million for 2005 and $1.8 million for 2004.

Securities purchased under agreements to resell are collateralized by U.S. government agency and mortgage-backed securities at December 31, 2005 and 2004. These agreements generally mature in one business day. The counter-parties to these agreements are nationally recognized investment banking firms that meet credit requirements of the Company and with whom a master repurchase agreement has been duly executed. The following table sets forth information with respect to securities purchased under resale agreements.

	2005	2004
	(In thousands)
Balance, December 31	$—	$—
Annualized weighted-average interest rate, December 31	—	—
Average amount outstanding during the year (1)	$153	$2,992
Weighted-average interest rate for the year	1.65%	1.00%
Maximum amount outstanding at any month end	$—	$—

(1)	Average balance was computed using daily averages.

For those securities obtained under the resale agreements, the collateral is either held by a third party custodian or by the counter-party and is segregated under written agreements that recognize the Company’s interest in the securities. Interest income associated with securities purchased under resale agreements totaled $3,000 for 2005, $30,000 for 2004, and $0.3 million for 2003.

The following table sets forth information with respect to federal funds sold:

	2005	2004
	(In thousands)
Balance, December 31	$—	$—
Annualized weighted-average interest rate, December 31	—	—
Average amount outstanding during the year (1)	$7,851	$9,432
Weighted-average interest rate for the year	2.99%	0.78%
Maximum amount outstanding at any month end	$18,000	$27,000

(1)	Average balance were computed using daily averages.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Securities

Securities Available-for-Sale. The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale as of December 31, 2005, and December 31, 2004:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
2005
U.S. government sponsored entities	$187,241	$—	$4,365	$182,876
State and municipal securities	65,207	1,359	122	66,444
Mortgage-backed securities	621,070	842	15,009	606,903
Commercial mortgage-backed securities	29,526	8	766	28,768
Collateralized mortgage obligations	293,478	34	6,443	287,069
Asset-backed securities	1,195	—	3	1,192
Corporate bonds	7,033	18	143	6,908
Preferred stock of government sponsored entities	19,385	1,705	—	21,090
Equity securities	14,173	—	—	14,173
Other securities	2,000	15	—	2,015

Total	$1,240,308	$3,981	$26,851	$1,217,438

2004
U.S. government sponsored entities	$224,896	$1,197	$1,594	$224,499
State and municipal securities	85,629	3,108	111	88,626
Mortgage-backed securities	1,012,220	7,475	3,641	1,016,054
Commercial mortgage-backed securities	47,018	85	543	46,560
Collateralized mortgage obligations	373,547	1,515	1,493	373,569
Asset-backed securities	4,821	3	19	4,805
Corporate bonds	9,149	103	34	9,218
Preferred stock of government sponsored entities	19,500	—	—	19,500
Equity securities	9,073	—	—	9,073

Total	$1,785,853	$13,486	$7,435	$1,791,904

The amortized cost and fair value of securities available-for-sale at December 31, 2005, by contractual maturities are shown below, except for mortgage-backed securities, collateralized mortgage obligations, and equity securities which are shown by expected maturities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	55,816	55,442
Due after one year through five years	99,287	96,947
Due after five years through ten years	126,047	124,787
Due after ten years (1)	959,158	940,262

Total	$1,240,308	$1,217,438

(1)	Equity securities are reported in this category.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeds from sales, calls, and repayments of securities available-for-sale were $555.5 million during 2005, $646.4 million during 2004, and $658.1 million during 2003. In 2005, gains of $3.1 million and losses of $1.6 million were realized on securities available-for-sale compared with $2.1 million in gains and $6.1 million in losses realized in 2004, and $10.8 million in gains and $0.9 million in losses realized in 2003.

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The new cost basis is not changed for subsequent recoveries in fair value.

The Company periodically evaluates its investments for other-than-temporary impairment. The Company has investments in perpetual floating rate preferred securities issued by Freddie Mac and Fannie Mae with an aggregate par value of $25 million as of December 31, 2005 and 2004. Based on an evaluation of the length of time and extent to which the market value of the Bank’s portfolio of preferred stock has been less than market and the financial condition and near-term prospects of the issuers, the Bank recorded other-than-temporary impairment charges of $115,000 in 2005 and $5.5 million in 2004 to write down the value of these securities to their market value. In addition, the Bank recorded an other-than-temporary impairment charges of $27,000 in 2005 when the General Motors Corporation bond with a $1.0 million principal value was determined to be impaired.

The table below shows the fair value and unrealized losses as of December 31, 2005, of the temporarily impaired securities in the Company’s available-for-sale securities portfolio. The Company has the ability and intent to hold these debt securities for a period of time sufficient for a recovery of cost. Unrealized losses for securities with unrealized losses for less than twelve months represent 1.8%, and securities with unrealized losses for twelve months or more represent 2.9% of the historical cost of these securities and generally resulted from increases in interest rates from the date that these securities were purchased. All of these securities are investment grade. At December 31, 2005, management believes the impairments detailed in the table below are temporary and, accordingly, no impairment losses for these securities have been recognized in the Company’s consolidated income statements. The impairment losses described above are not included in the table below as the impairment was recorded.

Temporarily Impaired Securities at December 31, 2005

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(In thousands)
U.S. government sponsored entities	$185	$1	$182,686	$4,364	$182,871	$4,365
State and municipal securities	2,636	27	3,307	95	5,943	122
Mortgage-backed securities	289,973	5,676	273,751	9,333	563,724	15,009
Commercial mortgage-backed securities	10,273	282	15,295	484	25,568	766
Collateralized mortgage obligations	147,416	2,396	138,550	4,047	285,966	6,443
Asset-backed securities	—	—	1,193	3	1,193	3
Corporate bonds	—	—	5,916	143	5,916	143

Total	$450,483	$8,382	$620,698	$18,469	$1,071,181	$26,851

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the number of issuances of the temporarily impaired available-for-sale securities as of December 31, 2005:

Temporarily Impaired Securities at December 31, 2005

Description of securities	Less than 12 months Number of Issuances	12 months or longer Number of Issuances	Total Number of Issuances
U.S. government sponsored entities	1	13	14
State and municipal securities	6	7	13
Mortgage-backed securities	50	31	81
Commercial mortgage-backed securities	1	5	6
Collateralized mortgage obligations	26	15	41
Asset-backed securities	—	2	2
Corporate bonds	—	2	2

Total	84	75	159

Proceeds from repayment, maturities and calls of securities held-to-maturity were $84.6 million for the year 2003. During the second quarter of 2003, the Company sold $20.9 million of its holdings in US dollar-denominated corporate bonds issued by certain Hong Kong entities. Management had intended to hold these bonds to maturity at the time of purchase, and therefore, designated these securities as held-to-maturity. However, as the Severe Respiratory Syndrome (SARS) situation persisted in Hong Kong, management came to believe that there was a risk that the credit rating of these bonds might potentially be adversely impacted. As a result of the sales of these held-to-maturity securities, the remaining securities in the portfolio were tainted and were transferred to the available-for-sale portfolio as of May 31, 2003. At the time of transfer, the securities held-to-maturity portfolio was primarily comprised of US government agencies, state and municipal securities, mortgage-backed securities, collateralized mortgage obligations, asset-back securities, and corporate bonds. The carrying value of the securities in the held-to-maturity portfolio was $411.4 million and the estimated fair value was $412.1 million at the time of transfer to the securities available-for-sale portfolio.

Securities having a carrying value of $817.2 million at December 31, 2005, and $1.09 billion at December 31, 2004, were pledged to secure public deposits, treasury tax and loan, Federal Home Loan Bank advances, and securities sold under agreements to repurchase.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of loans in the consolidated balance sheets as of December 31, 2005, and December 31, 2004, were as follows:

	2005	2004
	(In thousands)
Type of Loans:
Commercial loans	$1,110,401	$955,377
Residential mortgage loans	326,249	235,904
Commercial mortgage loans	2,590,752	2,119,349
Equity lines	105,040	95,823
Real estate construction loans	500,027	412,611
Installment loans	13,662	10,481
Other loans	1,684	2,443

Gross loans	4,647,815	3,831,988

Less:
Allowance for loan losses	(60,251)	(62,880)
Unamortized deferred loan fees	(12,733)	(11,644)

Net loans	$4,574,831	$3,757,464

There were no loans held for sale as of December 31, 2005, and December 31, 2004. At December 31, 2005 and 2004, none of the Company’s loans were pledged.

Loans serviced for others as of December 31, 2005, totaled $118.4 million and were comprised of $49.1 million of commercial loans, $55.4 million of commercial real estate loans, $12.0 million in construction loans, and $1.9 million of residential mortgages.

The Company has entered into transactions with its directors, executive officers, or principal holders of its equity securities, or the associates of such persons (“Related Parties”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of December 31, 2005. An analysis of the activity with respect to loans to Related Parties is as follows:

(In thousands)
Balance at December 31, 2003	$40,021
Additional loans made	108,714
Payments received	(132,688)

Balance at December 31, 2004	16,047
Additional loans made	305,196
Payments received	(214,810)

Balance at December 31, 2005	$106,433

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allowance for loan losses is a significant estimate that can and does change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. An analysis of the activity in the allowance for loan losses for the years ended on December 31 of 2005, 2004, and 2003 is as follows:

	2005	2004	2003
	(In thousands)
Balance at beginning of year	$62,880	$65,808	$24,543
(Reversal)/provision for loan losses	(500)	—	7,150
Loans charged-off	(5,215)	(9,728)	(856)
Recoveries of charged-off loans	3,086	6,800	923
Allowance from General Bank at merger date	—	—	34,048

Balance at end of year	$60,251	$62,880	$65,808

The Company had identified impaired loans with a recorded investment of approximately $15.8 million as of December, 2005, $19.2 million as of December 31, 2004, and $40.8 million of December 31, 2003. The average balances of impaired loans were $15.6 million for 2005, $24.3 million for 2004, and $25.8 million for 2003. Interest collected on impaired loans totaled $0.2 million in 2005, $0.5 million in 2004, and $2.7 million in 2003. The Bank recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans. The following tables present impaired loans and the related allowances as of the dates indicated:

	At December 31,
	2005	2004
	(In thousands)
Balance of impaired loans with no allocated allowance	$15,676	$16,514
Balance of impaired loans with an allocated allowance	123	2,697

Total recorded investment in impaired loans	$15,799	$19,211

Amount of the allowance allocated to impaired loans	$16	$161

The impaired loans included in the table above comprised $9.9 million commercial loans and $5.9 million real estate loans as of December 31, 2005, and comprised $14.1 million commercial loans and $5.1 million real estate loans as of December 31, 2004.

Accruing loans past due 90 days or more were $2.1 million at December 31, 2005, $3.3 million at December 31, 2004, and $5.9 million at December 31, 2003.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of non-accrual loans and troubled debt restructurings as of December 31, 2005, 2004, and 2003 and the related net interest foregone for the years then ended:

	2005	2004	2003
	(In thousands)
Non-accrual Loans	$15,799	$19,211	$32,959

Contractual interest due	1,308	1,692	1,019
Interest recognized	157	546	624

Net interest foregone	$1,151	$1,146	$395

Troubled Debt Restructurings	3,088	1,006	5,808

Contractual interest due	187	101	315
Interest recognized	149	93	262

Net interest foregone	$38	$8	$53

As of December 31, 2005, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

As of December 31, 2005, the Company has one aircraft leveraged lease with a book value of $6.0 million. In December 1996, General Bank purchased a leveraged lease on a Boeing 737, which was leased to Continental Airlines until the year 2012. As of December 31, 2005, the aircraft was subject to $10.0 million of third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the aircraft. The residual value at the end of the lease term is estimated to be $1.9 million based on an independent updated appraisal.

For Federal income tax purposes, the Company has the benefit of tax deductions for depreciation on the entire leased asset and for interest paid on the long-term debt. Deferred taxes are provided to reflect the temporary differences associated with the leveraged leases.

The Company’s investment in the leveraged lease at December 31, 2005, was comprised of rentals receivable, net of the principal and interest on the non-recourse debt of $4.6 million, estimated residual value of $1.9 million, and deferred income of $0.5 million. Total deferred tax liabilities were $7.1 million at December 31, 2005. Income recorded on the Continental Airlines leveraged lease, which is performing in accordance with its contractual terms, was zero for 2005, $4,000 for 2004, and zero for 2003. Through December 31, 2005, Continental Airlines had made all scheduled lease payments.

6. Other Real Estate Owned

There was no recorded balance for other real estate owned at December 31, 2005, and at December 31, 2004. At December 31, 2003, the balance of other real estate owned was $0.4 million, which was net of a valuation allowance of $0.4 million. The following table presents the components of other real estate owned expense (income) for the year ended:

	2005	2004	2003
	(In thousands)
Operating expense (income)	$109	$(108)	$176
Provision for losses	—	400	253
Net loss (gain) on disposal	(155)	—	—

Total other real estate owned expense (income)	$(46)	$292	$429

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An analysis of the activity in the valuation allowance for other real estate losses for the years ended on December 31, 2005, 2004, and 2003 is as follows:

	2005	2004	2003
	(In thousands)
Balance, beginning of year	$—	$384	$131
Provision for losses	—	400	253
OREO writedown	—	(784)	—

Balance, end of year	$—	$—	$384

7. Investments in Affordable Housing

The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. The Company’s investments in these partnerships were $80.2 million at December 31, 2005, and $45.1 million at December 31, 2004. During 2003, the Company adopted Interpretation No. 46, “Consolidation of Variable Interest Entities,” issued by the FASB in January 2003. At December 31, 2005 and 2004, five of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these five limited partnerships in the Company’s consolidated financial statements increased total assets and liabilities by $20.9 million. Other borrowings for affordable housing limited partnerships were $20.5 million at December 31, 2005 and $17.1 million at December 31, 2004; recourse is limited to the assets of the limited partnerships. As of December 31, 2005, $18.8 million unfunded commitments for affordable housing limited partnerships were recorded under other liabilities.

Each of the partnerships must meet regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining federal and state tax credits to be utilized over a multiple-year period are $55.2 million and $2.5 million, respectively, at December 31, 2005. The Company’s usage of tax credits approximated $5.2 million in 2005, $4.0 million in 2004 and $3.4 million in 2003. For the year ended December 31, operations of investments in affordable housing resulted in pretax losses of $4.0 million for 2005, $2.9 million for 2004, and $2.7 million for 2003. Losses in excess of the Bank’s investment in two limited partnerships have not been recorded in the Company’s consolidated financial statements because the Company had fully satisfied all capital commitments required under the respective limited partnership agreements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Premises and Equipment

Premises and equipment consisted of the following at December 31, 2005, and December 31, 2004:

	2005	2004
	(In thousands)
Land and land improvements	$9,950	$13,199
Building and building improvements	15,760	18,818
Furniture, fixtures and equipment	20,324	19,432
Other	6,452	3,840
Construction in process	939	1,285

	53,425	56,574
Less: Accumulated depreciation/amortization	23,135	23,153

Premises and equipment, net	$30,290	$33,421

The amount of depreciation/amortization included in operating expense was $3.8 million in 2005, $3.4 million in 2004, and $2.2 million in 2003.

In 2005, $3.6 million was transferred from premises and equipment to other assets when management decided to sell a bank owned building, land and related improvements. The $3.6 million is the lower of carrying amount or fair value less estimated selling costs.

9. Deposits

The following table displays deposit balance as of December 31, 2005, and December 31, 2004:

	2005 Amount	2004 Amount
	(Dollars in thousands)
Demand	$726,722	$674,791
NOW accounts	240,885	253,767
Money market accounts	523,076	588,526
Saving accounts	364,793	418,041
Time deposits	3,060,874	2,660,012

Total	$4,916,350	$4,595,137

Time deposits outstanding as of December 31, 2005 mature as follows.

	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)
Time deposits, $100,000 and over (1)	$2,178,409	$154,599	$7,437	$79,018	$—	$—	$2,419,463
Other time deposits (2)	575,550	48,439	9,189	8,204	13	16	641,411

	$2,753,959	$203,038	$16,626	$87,222	$13	$16	$3,060,874

(1)	Includes time deposits of $100,000 and over of $76.9 million which are callable in 2006 and mature in 2009.
(2)	Includes other time deposits of $8.0 million which are callable in 2006 and mature in 2009.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued interest payable on customer deposits was $5.8 million at December 31, 2005, and $3.1 million at December 31, 2004. The following table summarizes the interest expense on deposits by account type for the years ended December 31, 2005, 2004, and 2003:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Interest bearing demand	$1,492	$709	$483
Money market accounts	7,537	4,878	2,137
Saving accounts	1,992	1,325	996
Time deposits	81,587	42,923	29,358

Total	$92,608	$49,835	$32,974

10. Borrowed Funds

Federal Funds Purchased. Federal funds purchased were $119.0 million at December 31, 2005, and $76.0 million at December 31, 2004. There were no Federal funds purchased at December 31, 2003. The table below provides comparative data for Federal funds purchased:

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Average amount outstanding during the year (1)	$43,981	$18,391	$12,730
Maximum amount outstanding at month-end (2)	119,000	76,000	72,000
Balance, December 31	119,000	76,000	—
Rate at year-end	4.21%	2.25%	—
Weighted-average interest rate for the year	3.37%	1.70%	1.04%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were December 2005, December 2004, and July 2003.

Securities Sold under Agreements to Repurchase. In November and December 2005, the Company entered into four long-term transactions involving the sale of securities under repurchase agreements totaling $200.0 million for five years. The rates are all initially floating rate for the first year at the three-month Libor minus 100 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.35% to 4.52%. After the initial one year period, the counterparties have the right to terminate the transaction at par at the first anniversary date and quarterly thereafter.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may also have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. government agency security debt and mortgage-backed securities with a fair value of $217.4 million as of December 31, 2005, and $16.1 million as of December 31, 2004. The table below provides comparative data for securities sold under agreements to repurchase:

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Average amount outstanding during the year (1)	$18,449	$35,384	$103,179
Maximum amount outstanding at month-end (2)	200,000	54,000	120,500
Balance, December 31	200,000	15,000	82,500
Rate at year-end	3.41%	2.15%	2.71%
Weighted-average interest rate for the year	3.39%	2.41%	2.99%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were December 2005, May 2004, and July 2003.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank of San Francisco (“FHLB”) were $215.0 million at December 31, 2005, and $545.0 million at December 31, 2004. At December 31, 2005, the total unused borrowing capacity under the Bank’s line of credit with the FHLB was $225.6 million. The Bank’s line of credit with the FHLB is non-cancellable as long as the Bank is a member of the FHLB and has pledged adequate collateral and is available without payment of a commitment fee. The following relates to the outstanding advances at December 31, 2005:

	2005		2004
Maturity	Amount (In thousands)	Weighted Average Interest Rate	Amount (In thousands)	Weighted Average Interest Rate
Within 90 days	$215,000	4.29%	$200,000	2.62%
91 days – 365 days	—	—	345,000	2.54

	$215,000	4.29%	$545,000	2.57%

As of December 31, 2005, the Company had approved overnight credit lines with other financial institutions in the amount of $216.0 million, with an available amount of $97.0 million. Credit lines can be drawn upon if other financial institutions have funds available. There are no commitment fees for these credit lines.

Line of Credit. On May 31, 2005, Cathay General Bancorp entered into a $30.0 million 364-day unsecured revolving loan agreement with a commercial bank bearing an interest rate of LIBOR plus 90 basis points and a commitment fee of 12.5 basis points on unused commitments. At December 31, 2005, $20.0 million was outstanding with a weighted average rate of 5.18% under this loan.

Other Liabilities. On November 23, 2004, the Company entered into an agreement with its Chief Executive Officer (“CEO”) pursuant to which the CEO agreed to defer any bonus amounts in excess of $225,000 for the year ended December 31, 2004 until January 1 of the first year following such time as the CEO separates from the Company. Accordingly, an amount equal to $610,000 was deferred in 2004 and is accrued in other liabilities in the consolidated balance sheet as of December 31, 2004. The Company agreed to accrue interest on the deferred portion of the bonus at 7.0% per annum compounded quarterly. The deferred amount will be increased each quarter by the amount of interest computed for that quarter. Beginning on the tenth anniversary of the

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement, the interest rate will equal 275 basis points above the prevailing interest rate on the ten-year Treasury Note. Interest of $44,000 during 2005 and $2,000 during 2004 was accrued on this deferred bonus. The balance was $656,000 at December 31, 2005, and $612,000 at December 31, 2004.

11. Junior Subordinated Notes

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

The Capital Securities are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes. On March 1, 2005, the Federal Reserve adopted a final rule that retains trust preferred securities in the Tier I capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier I capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier II capital, subject to restrictions. In the last five years before maturity, the outstanding amount must be excluded from Tier I capital and included in Tier II capital. Bank holding companies with significant international operations would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier 1 capital elements, net of goodwill. This rule is not expected to have a materially adverse effect on our capital positions.

The proceeds from the June 2003 and September 2003 issues of Capital Securities were used to fund a portion of the purchase price of the GBC merger. Interest expense on the Junior Subordinated Notes was $3.5 million for 2005, $2.5 million for 2004, and $0.7 million for 2003.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the outstanding Junior Subordinated Debentures issued by the Company to each trust as of December 31, 2005 (dollars in thousands):

Trust Name	Issuance Date	Principal Balance of Debentures	Not Redeemable Until	Stated Maturity	Annualized Coupon Rate	Current Interest Rate	Date of Rate Change	Payable/ Distribution Date
Cathay Capital
Trust I	June 26,	$20,619	June 30,	June 30,	3-month	7.68%	December 30,	March 30
	2003		2008	2033	LIBOR		2005	June 30
					+3.15%			September 30
								December 30
Cathay Statutory
Trust I	September 17,	20,619	September 17,	September 17,	3-month	7.50%	December 19,	March 17
	2003		2008	2033	LIBOR		2005	June 17
					+3.00%			September 17
								December 17
Cathay Capital
Trust II	December 30,	12,887	March 30,	March 30,	3-month	7.43%	December 30,	March 30
	2003		2009	2034	LIBOR		2005	June 30
					+2.90%			September 30
								December 30

The unamortized discount for the principal balance of debentures owned by Cathay Capital Trust I was $0.1 million at December 31, 2005, $0.2 million at December 31, 2004, and $0.3 million at December 31, 2003.

12. Income Taxes

For the years ended December 31, 2005, 2004, and 2003, the current and deferred amounts of the income tax expense are summarized as follows:

	2005	2004	2003
	(In thousands)
Current:
Federal	$48,608	$39,053	$28,329
State	15,792	15,667	9,608

	$64,400	$54,720	$37,937

Deferred:
Federal	(1,980)	(342)	(5,041)
State	(30)	(769)	(646)

	$(2,010)	$(1,111)	$(5,687)

Total income tax expense	$62,390	$53,609	$32,250

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Net deferred tax assets at December 31, 2005, are included in other assets and net deferred tax liabilities at December 31, 2004, are included in other liabilities in the accompanying consolidated balance sheets and are as follows:

	2005	2004
	(In thousands)
Deferred Tax Assets
Loan loss allowance, due to differences in computation of bad debts	$24,756	$26,012
Writedown on equity securities	2,387	2,449
Stock option compensation expense	4,134	1,514
Unrealized loss on securities available-for-sale, net	9,616	—
Other, net	5,245	4,630

Gross deferred tax assets	46,138	34,605

Deferred Tax Liabilities
Core deposit intangibles	(16,350)	(18,774)
Leveraged leases	(7,107)	(7,748)
Investment in partnerships	(13,436)	(9,091)
Investment in affordable housing partnerships	(2,878)	(2,763)
Unrealized gain on securities available-for-sale, net	—	(2,544)
Dividends on Federal Home Loan Bank common stock	(2,025)	(1,782)
Other, net	(1,704)	(4,592)

Gross deferred tax liabilities	(43,500)	(47,294)

Net deferred tax assets (liabilities)	$2,638	$(12,689)

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

As of December 31, 2005, the Company had income tax receivables of approximately $13.3 million, of which $12.1 million relates to California income taxes related to 2000, 2001, and 2002 and is further discussed below. As of December 31, 2004, the Company had income tax receivables of approximately $15.7 million. These income tax receivables are included in other assets in the accompanying consolidated balance sheets. Other liabilities included current income taxes payable of $2.7 million as of December 31, 2005 and $24.3 million as of December 31, 2004.

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). As part of the notification indicating the listed transactions, the FTB also

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indicated its position that it intends to disallow tax benefits associated with these transactions. While the Company continues to believe that the tax benefits recorded in three prior years with respect to its regulated investment company were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative – Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. As of December 31, 2005, the Company reflected a $12.1 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $7.9 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $7.9 million net state tax receivable after giving effect to Federal tax benefits.

Income tax expense results in effective tax rates that differ from the statutory Federal income tax rate for the years indicated as follows:

	2005		2004		2003
	(In thousands)
Tax provision at Federal statutory rate	$58,268	35.0%	$49,148	35.0%	$30,738	35.0%
State income taxes, net of Federal income tax benefit	10,245	6.2	9,684	6.9	5,866	6.7
Interest on obligations of state and political subdivisions, which are exempt from Federal taxation	(1,281)	(0.8)	(1,334)	(0.9)	(1,271)	(1.5)
Low income housing tax credit	(4,912)	(3.0)	(3,799)	(2.7)	(3,164)	(3.6)
Other, net	70	0.1	(90)	(0.1)	81	0.1

Total income tax expense	$62,390	37.5%	$53,609	38.2%	$32,250	36.7%

13. Stockholders’ Equity and Earnings per Share

As a bank holding company, the Bancorp’s ability to pay dividends will depend upon the dividends it receives from the Bank and on the income it may generate from any other activities in which it may engage, either directly or through other subsidiaries.

Under California State banking law, the Bank may not, without regulatory approval, pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. The amount of retained earnings available for cash dividends to the Bancorp immediately after December 31, 2005, is restricted to approximately $111.4 million under this regulation. In January 2006, the Bancorp declared and paid cash dividends of $4.5 million.

During 2003, the Bank formed Cathay Real Estate Investment Trust (“Trust”) to provide the Bank flexibility in raising capital. During 2003, the Bank contributed $1.13 billion in loans and securities to the Trust in exchange for 100% of the common stock of the Trust. In 2003, the Trust sold to accredited investors $4.4 million of its 7.0% Series A Non-Cumulative preferred stock which pays dividends, if declared, at the end of each quarter. It sold an additional $4.2 million of this preferred stock in 2004. During 2005, the Trust repurchased $131,000 of its preferred stock. This preferred stock qualifies as Tier 1 capital under current regulatory guidelines. A dividend

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $603,000 in 2005 and a dividend of $575,000 in 2004 were paid to accredited investors. For the year ended and as of December 31, 2005, December 31, 2004, and December 31, 2003, the net income and assets of the Trust are eliminated in consolidation.

The Board of Directors of the Bancorp is authorized to issue preferred stock in one or more series and to fix the voting powers, designations, preferences or other rights of the shares of each such class or series and the qualifications, limitations, and restrictions thereon. Any preferred stock issued by the Bancorp may rank prior to the Bancorp common stock as to dividend rights, liquidation preferences, or both, may have full or limited voting rights, and may be convertible into shares of the Bancorp common stock. No preferred stock has been issued as of December 31, 2005.

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

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except shares and per share data)
Net Income	$104,091			$86,813			$55,572

Basic EPS income	$104,091	50,373,076	$2.07	$86,813	49,869,271	$1.74	$55,572	38,713,728	$1.44
Effect of dilutive stock options		448,017			610,883			321,888

Diluted EPS income	$104,091	50,821,093	$2.05	$86,813	50,480,154	$1.72	$55,572	39,035,616	$1.42

(1)	Shares and per share data have been adjusted to reflect the two-for-one stock split in the form of a 100 percent stock dividend effective September 28, 2004.

Options to purchase an additional 1.3 million shares at December 31, 2005, and to purchase an additional 64,000 shares at December 31, 2004, and to purchase additional 2.0 million shares at December 31, 2003, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Commitments and Contingencies

Litigation. The Company is involved in various litigation concerning transactions entered into during the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of such litigation will have a material effect upon its consolidated financial condition, results of operations or liquidity taken as a whole.

Lending. In the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans or through commercial or standby letters of credit and financial guarantees. Those instruments represent varying degrees of exposure to risk in excess of the amounts included in the accompanying consolidated balance sheets. The contractual or notional amount of these instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the level of expected losses, if any.

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

Financial instruments whose contract amounts represent the amount of credit risk include the following:

	2005	2004
	(In thousands)
Commitments to extend credit	$1,776,844	$1,570,425
Investment commitments	—	39,801
Standby letters of credit	56,555	47,901
Commercial letters of credit	79,900	74,628
Bill of lading guarantees	513	217

Total	$1,913,812	$1,732,972

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

As of December 31, 2005, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

As of December 31, 2005, commitments to extend credit of $1.8 billion include commitments to fund fixed rate loans and adjustable rate loans of $0.1 billion and $1.7 billion, respectively.

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

Leases. The Company is obligated under a number of operating leases for premises and equipment with terms ranging from one to 53 years, many of which provide for periodic adjustment of rentals based on changes in various economic indicators. Rental expense was $5.9 million for 2005, $5.4 million for 2004 and $2.6 million for 2003. The following table shows future minimum payments under operating leases with terms in excess of one year as of December 31, 2005.

Year Ending December 31,	Commitments
	(In thousands)
2006	$5,389	(1)
2007	4,592
2008	4,194
2009	2,469
2010	1,618
Thereafter	9,331

Total minimum lease payments	$27,593

(1)	Includes the annual lease payment of approximately $107,000 to be made to T.C. Realty, Inc., a corporation owned by Mr. Patrick Lee’s spouse, as agent for 929 College LLC, a limited liability company jointly owned by Mr. Lee and his spouse. Mr. Lee is a director of the Bancorp and the Bank. The lease is due to expire in 2007.

Rental income was $0.6 million for 2005, $0.6 million for 2004 and $0.5 million for 2003. The following table shows future rental payments to be received under operating leases with terms in excess of one year as of December 31, 2005:

Year Ending December 31,	Commitments
(In thousands)
2006	$764
2007	580
2008	421
2009	203
2010	—
Thereafter	—

Total minimum lease payments to be received	$1,968

15. Derivative Financial Instruments

The following table presents the notional amount and fair value of interest rate risk management instruments, as of December 31, 2005, and December 31, 2004:

	December 31, 2005		December 31, 2004
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Receive fixed/pay variable swaps, unrealized gains	$—	$—	$20,000	$207
Receive fixed/pay variable swaps with call options, unrealized losses	$—	$—	$111,132	$(170)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses interest rate swaps to mitigate risks associated with changes 1) to the fair value of certain fixed rate certificates of deposit that are callable either after one year or after two years and 2) to certain cash flows related to future interest payments on variable rate loans. As of December 31, 2005, the Company had no interest rate swaps.

In 2004, the Company entered into the $111.1 million of fair value hedges which were scheduled to terminate in 2007 or in 2009 and which can be terminated at the election of the counterparty after one year for the swaps terminating in 2007 or after two years for the swaps terminating in 2009. These swaps were entered into to mitigate risks associated with changes to the fair value of a like amount of fixed rate certificates of deposit which have similar call features as contained in the swaps. All of these swaps were initially designated as fair value hedges and the Bank expected a highly effective correlation between changes in the fair value of the interest rate swap and changes in the fair value of the hedged callable certificates of deposit. However, at December 31, 2004, highly effective correlation was maintained for only one group of callable certificates of deposit with a principal amount of $13.9 million. As of December 31, 2004, the negative mark-to-market on the fair value hedges resulted in the recognition of the derivative financial instruments in other liabilities and a decrease in hedged deposits of $0.1 million. For the ineffective hedges, the unrealized loss at December 31, 2004, of $0.1 million was charged against other income for 2004.

In January, 2005, the Bank terminated the $111.1 million of swaptions entered into during 2004 by making a cash payment of $485,000 and recording a loss of $317,000 which reflected the decrease in the fair value during 2005. Also in January 2005, the Bank entered into new swaps to hedge the callable certificates of deposits and received a cash payment of $588,000 at the inception of the hedges. These swaps were entered into to mitigate risks associated with changes to the fair value of a like amount of fixed rate certificates of deposit which have similar call features as contained in the swaps. All of these swaps were initially designated as fair value hedges and the Bank expected a highly effective correlation between changes in the fair value of the interest rate swap and changes in the fair value of the hedged callable certificates of deposit. In May and December 2005, the Bank cancelled these swaps for total cash payments of $887,000. The loss in the value of these swaps of $299,000 was charged against other income in 2005. At December 31, 2005, the unamortized gain on the hedged callable certificates of deposit was $364,000 which will be amortized during 2006.

On March 21, 2000, the Company entered into an interest rate swap agreement in the notional amount of $20.0 million for a period of five years. This interest rate swap matured on March 21, 2005 and was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. Amounts paid or received on the cash flow hedge interest rate swap were reclassified into earnings upon receipt of interest payments on the underlying loans, including $0.2 million in 2005, $1.1 million in 2004, and $1.2 million in 2003 that were reclassified into net interest income.

The periodic net settlement of interest rate management instruments is recorded as an adjustment to net interest income. These interest rate risk management instruments increased net interest income by $62,000 in 2005, $1.8 million in 2004, and $1.2 million in 2003.

In April 2005, the Bank took in a total of $8.9 million in one year certificates of deposit that pay a minimum interest of 0.5% plus additional interest tied to 60% of the appreciation of four foreign currencies against the US dollar. Under SFAS No. 133, a certificate of deposit that pays interest based on changes in exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit). The fair value of the embedded derivative at December 31, 2005, was $65,000 and is included in interest-bearing deposits in the consolidated balance sheet. The Bank purchased two currency options with a fair value at December 31, 2005, of $59,000 to manage its exposure to the appreciation of two of these

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foreign currencies. The net impact on the consolidated statement of income related to these currency linked certificates of deposit was a decrease to income of $56,000 in 2005.

16. Fair Value of Financial Instruments

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

Repurchase Agreements. The fair value of the repurchase agreements is based on dealer quotes.

Advances from Federal Home Loan Bank. The fair value of the advances is estimated by discounting the projected cash flows using the rates currently offered for FHLB borrowings with similar remaining maturities.

Other Borrowings. This category includes federal funds purchased and securities sold under repurchase agreements, revolving line of credit and other short-term borrowings. The fair value of other borrowings is based on current market rates for borrowings with similar remaining maturities.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments

	As of December 31, 2005		As of December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$109,275	$109,275	$86,133	$86,133
Securities available-for-sale	1,217,438	1,217,438	1,791,904	1,791,904
Loans, net	4,574,831	4,561,847	3,757,464	3,761,007
Investment in Federal Home Loan Bank Stock	29,698	29,698	26,038	26,038
Interest rate swaps	—	—	207	207
Financial Liabilities
Deposits	4,916,350	4,917,274	4,595,137	4,594,437
Federal funds purchased	119,000	119,000	76,000	76,000
Security sold under agreement to repurchase	200,000	198,612	15,000	15,000
Advances from Federal Home Loan Bank	215,000	214,965	545,000	544,939
Other borrowings	40,507	40,504	17,116	17,116
Junior subordinated notes	53,976	56,227	53,916	56,338
Interest rate swaptions	—	—	170	170

	As of December 31, 2005		As of December 31, 2004
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,776,844	$(3,399)	$1,570,425	$(2,721)
Investment commitments	—	—	39,801	—
Standby letters of credit	56,555	(210)	47,901	(242)

17. Employee Benefit Plans

Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Company for the benefit of eligible employees. Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations. The Company also pays for the administration of this plan and of the trust. During 2004 and 2005, the Company did not make any contributions to the trust and does not expect to make any contributions in the future. Effective June 17, 2004, the ESOP was amended to provide the participants the election to either reinvest the dividends on the Company stock allocated to their accounts or to distribute these dividends to the participant. The ESOP trust purchased 21,026 shares in 2005, 18,375 shares in 2004 and 58,168 shares in 2003, of the Bancorp’s common stock at an aggregate cost of $0.7 million in 2005, $0.6 million in 2004, and $1.4 million in 2003. The 21,026 shares purchased in 2005 and 18,375 shares purchased in 2004 were bought through the Dividend Reinvestment Plan. The shares purchased in 2003 included 31,516 shares bought on the open market and 26,652 bought through the Dividend Reinvestment Plan. The Company contributed $0.9 million in 2003 to the trust. The expense was charged to salaries and employee benefits in the accompanying consolidated statements of income and comprehensive income. In 2005 and 2004, the distribution of benefits to participants totaled 57,623 shares in 2005, 61,749 in 2004 and 70,974 shares in 2003. As of December 31, 2005, the ESOP owned 1,871,464 shares or 3.73% of the Company’s outstanding common stock.

401(k) Plan. In 1997, the Board approved the Company’s 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed three months of service and have attained the age of 21 are eligible to participate. Enrollment dates are on January 1st, April 1st, July 1st, and October 1st of each year. Participants may contribute up to 75% of their eligible compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. The Company matches 100% on the first 5% of compensation contributed per pay period by the participant, after one year of service. The vesting schedule for the matching contribution is 0% for less than two years of service, 25% after two years of service and from then on, at an increment of 25% each year until 100% is vested after five years of service. The Company’s contribution amounted to $1.2 million in 2005, $1.2 million in 2004 and $0.3 million in 2003. The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations. Participants may also borrow up to 50% of the vested amount, up to a maximum of $50,000. The minimum loan amount is $1,000.

18. Equity Incentive Plans

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options, or awarded restricted stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis. In May 2005, the shareholders of the Company approved the 2005 Incentive Plan which provides that 3,131,854 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, or as restricted stock. In conjunction with the approval of the 2005 Incentive Plan, the Bancorp agreed to cease granting awards under the Equity Incentive Plan. As of December 31, 2005, the Company has only granted non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except for certain options granted during 2005 as further discussed below. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 20, 2003, pursuant to the terms of its merger with GBC Bancorp, the Company assumed an obligation to issue up to 1,416,520 shares of the Company’s common stock on outstanding options under the GBC Bancorp 1999 Employee Stock Incentive Plan.

	Shares	Weighted-Average Exercise Price
Balance, December 31, 2002	727,640	$13.19
Granted	2,006,000	23.76
Granted in exchange for GBC Bancorp options	1,416,520	18.35
Exercised	(7,096)	11.35
Forfeited	(119,984)	21.25

Balance, December 31, 2003	4,023,080	$20.04

Granted	759,200	29.24
Exercised	(974,616)	16.41
Forfeited	(114,840)	25.81

Balance, December 31, 2004	3,692,824	$22.71

Granted	1,238,234	35.35
Exercised	(157,788)	15.40
Forfeited	(457,158)	25.23

Balance, December 31, 2005	4,316,112	$26.33

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, 2,888,508 shares were available under the 2005 Incentive Plan for future grants. The following table shows stock options outstanding and exercisable as of December 31, 2005, the corresponding exercise prices, and the weighted-average contractual life remaining:

Exercise Price	Shares	Remaining Contractual Life (in Years)	Exercisable Shares
$ 8.25	43,900	2.7	43,900
10.63	126,240	4.1	126,240
11.06	10,240	4.0	10,240
11.34	10,240	7.0	10,240
11.39	7,864	0.1	7,864
15.05	155,940	5.1	120,252
16.28	186,824	6.1	106,872
17.23	26,790	2.0	19,018
17.29	10,240	6.0	10,240
19.93	364,032	7.0	133,404
21.09	10,240	5.0	10,240
22.02	452,026	4.8	366,686
24.80	984,382	7.9	375,952
28.70	636,840	8.1	126,440
32.18	3,000	8.2	600
32.26	46,000	8.5	9,200
32.47	245,060	9.2	98,024
33.54	264,694	9.4	105,877
33.81	3,000	9.5	—
37.00	710,560	9.1	—
38.38	18,000	8.9	3,600

	4,316,112	7.5	1,684,889

On January 16, 2003, Dunson K. Cheng, Chairman of the Board, President and Chief Executive Officer of the Company, was granted options to purchase 153,060 shares and on November 20, 2003 was granted option to purchase 638,670 shares of the Company’s common stock under the Company’s Equity Incentive Plan. In March 2005, the Company determined that these grants, in combination, exceeded by 391,730 shares a limitation in the Plan as to the number of shares that could be subject to awards made to any one participant in any calendar year.

Effective March 22, 2005, Mr. Cheng agreed to cancel the options as to the 391,730 excess shares, and to waive all rights that he has to purchase such excess shares upon exercise of the option. Also, on March 22, 2005, the Executive Compensation Committee approved granting to Mr. Cheng an option to purchase a total of 245,060 shares of common stock of the Company at an exercise price equal to the closing market price of the common stock on the NASDAQ National Market on that date of which 30% vest immediately, 10% would vest on November 20, 2005 and an additional 20% would vest on November 20, 2006, 2007 and 2008, respectively. On May 12, 2005, the Executive Compensation Committee approved granting Mr. Cheng an option under the 2005 Incentive Plan to purchase a total of 264,694 shares of common stock of the Company at an exercise price equal to the closing market price of the common stock on the NASDAQ National Market on that date of which 40% would vest on November 20, 2005, and an additional 20% would vest on November 20, 2006, 2007, and 2008, respectively.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Condensed Financial Information of Cathay General Bancorp (Unaudited)

The condensed financial information of Cathay General Bancorp as of December 31, 2005 and December 31, 2004, and for the years ended December 31 of 2005, 2004, and 2003 were as follows:

Balance Sheets

	Year Ended December 31,
	2005	2004
	(In thousands, except share and per share data)
Assets
Cash	$4,617	$21,461
Investment securities	9,143	4,920
Investment in bank subsidiaries	829,189	732,134
Investment in non-bank subsidiaries	6,262	9,244
Other assets	3,903	2,851

Total assets	$853,114	$770,610

Liabilities
Revolving line of credit	$20,000	$—
Junior subordinated debt	53,976	53,916
Other liabilities	5,521	701

Total liabilities	$79,497	$54,617

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, non issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 51,569,451 issued and 50,191,089 outstanding in 2005, and 100,000,000 shares authorized and 51,317,716 issued and 50,677,896 outstanding in 2004	516	513
Additional paid-in-capital	398,121	385,055
Accumulated other comprehensive income, net	(13,254)	3,627
Retained earnings	421,545	335,608
Treasury stock, at cost (1,378,362 shares in 2005 and 639,820 shares in 2004)	(33,311)	(8,810)

Total stockholders’ equity	773,617	715,993

Total liabilities and stockholders’ equity	$853,114	$770,610

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Income

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Cash dividends from Cathay Bank	$—	$8,704	$132,488
Cash dividends from GBC Venture Capital	3,000	—	—
Interest income	36	—	—
Interest expense	(4,032)	(2,542)	(966)
Non-interest income	(583)	7	53
Non-interest expense	(560)	(1,573)	(1,246)

Income before income tax benefit	(2,139)	4,596	130,329
Income tax benefit	(2,161)	(1,727)	(908)

Income before undistributed earnings of subsidiaries	22	6,323	131,237
Undistributed earnings of subsidiaries	104,069	80,490	—
Dividends in excess of earnings of subsidiary	—	—	(75,665)

Net income	$104,091	$86,813	$55,572

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Cash flows from Operating Activities
Net income	$104,091	$86,813	$55,572
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends in excess of earnings of subsidiary	—	—	75,665
Equity in undistributed earnings of subsidiaries	(104,069)	(80,490)	—
Increase/(decrease) in accrued expense	60	60	97
Write-downs on venture capital investment	681	415	475
Write-downs on equity securities investment	—	325	—
Tax benefits from stock options	783	8,578	38
(Increase)/decrease in other assets	(943)	459	—
Increase/(decrease) in other liabilities	520	(4)	—

Net cash provided by operating activities	1,123	16,156	131,847

Cash flows from Investment Activities
Purchase of investment securities	(694)	(1,443)	(364)
Cash distribution from venture capital investment	—	55	—
Equity investment	—	(945)	(1,625)
Acquisition of GBC, net of cash acquired	(87)	(7,318)	(129,161)

Net cash used in investment activities	(781)	(9,651)	(131,150)

Cash flows from Financing Activities
Issuance of junior subordinated debt	—	—	53,825
Repayment of short term borrowing	—	(20,000)	—
Increase in other borrowings	20,000	—	20,000
Repayment of subordinated notes	—	—	(40,049)
Cash dividends	(18,154)	(14,926)	(10,088)
Proceeds from shares issued under the Dividend Reinvestment Plan	3,039	3,019	2,674
Proceeds from exercise of stock options	2,430	15,998	80
Purchase of treasury stock	(24,501)	—	(523)

Net cash provided by (used in) financing activities	(17,186)	(15,909)	25,919

(Decrease) in cash and cash equivalents	(16,844)	(9,404)	26,616
Cash and cash equivalents, beginning of year	21,461	30,865	4,249

Cash and cash equivalents, end of year	$4,617	$21,461	$30,865

20. Dividend Reinvestment Plan

The Company has a dividend reinvestment plan which allows for participants’ reinvestment of cash dividends and certain additional optional investments in the Company’s common stock. Shares issued under the plan and the consideration received on a post-split stock basis were 93,947 shares for $3.0 million in 2005, 95,098 shares for $3.0 million in 2004, and 130,690 shares for $2.7 million in 2003.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Regulatory Matters

Following a regular examination by the Federal Deposit Insurance Corporation (the “FDIC”), on June 17, 2004, the Bank’s Board of Directors approved and signed a memorandum of understanding (“MOU”) with the FDIC in connection with certain deficiencies identified by the FDIC relating to the Bank’s compliance with certain provisions of the Bank Secrecy Act (the “BSA”). Under the terms of the MOU, the Bank must comply in all material respects with the BSA within 90 days from the MOU’s effective date, July 18, 2004. The MOU required in part that the Bank perform an analysis of its BSA risk profile and implement a written action plan designed to ensure compliance with the BSA. Such plan included revisions of the Bank’s policies and procedures, enhancements of the Bank’s internal controls for BSA compliance, independent compliance testing, dedicated compliance staff, and regular employee training.

In September 2005, the FDIC terminated the MOU with the Bank because the Bank had substantially complied with the MOU.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. See Note 11 for discussion of possible future disallowance of Capital Securities as Tier 1 capital.

The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.” A well capitalized institution must have a Tier 1 capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 5%. At December 31, 2005 and 2004, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2005, and December 31, 2004, are presented in the tables below:

	As of December 31, 2005				As of December 31, 2004
	Company		Bank		Company		Bank
	Balance	Percentage	Balance	Percentage	Balance	Percentage	Balance	Percentage
	(Dollars in thousands)
Tier I Capital (to risk-weighted assets)	$584,311	10.61%	$587,787	10.70%	$504,924	10.78%	$469,086	10.04%
Tier I Capital minimum requirement	220,324	4.00	219,658	4.00	187,330	4.00	186,918	4.00

Excess	$363,987	6.61%	$368,129	6.70%	$317,594	6.78%	$282,168	6.04%

Total Capital (to risk-
Weighted assets)	$645,329	11.72%	$648,805	11.81%	$563,518	12.03%	$527,553	11.29%
Total I Capital minimum requirement	440,647	8.00	439,316	8.00	374,659	8.00	373,836	8.00

Excess	$204,682	3.72%	$209,489	3.81%	$188,859	4.03%	$153,717	3.29%

Risk-weighted assets	$5,508,093		$5,491,450		$4,683,239		$4,672,951
Tier I Capital (to average assets) Leverage ratio	$584,311	9.80%	$587,787	9.88%	$504,924	8.86%	$469,086	8.25%
Minimum leverage requirement	238,420	4.00	237,890	4.00	227,896	4.00	227,418	4.00

Excess	$345,891	5.80%	$349,897	5.88%	$277,028	4.86%	$241,668	4.25%

Total average assets (1)	$5,960,496		$5,947,243		$5,697,403		$5,685,449

(1)	Average assets represent average balances for the fourth quarter of each year presented.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Quarterly Results of Operations (Unaudited)

The following table sets forth selected unaudited quarterly financial data:

	Summary of Operations
	2005				2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$96,215	$89,127	$84,651	$80,668	$75,070	$69,859	$65,932	$64,118
Interest expense	33,843	29,069	25,463	21,904	18,365	15,013	13,735	13,049

Net interest income	62,372	60,058	59,188	58,764	56,705	54,846	52,197	51,069
(Reversal)/provision for loan losses	—	(1,000)	(500)	1,000	—	—	—	—

Net-interest income after provision for loan losses	62,372	61,058	59,688	57,764	56,705	54,846	52,197	51,069
Non-interest income	5,181	5,853	5,439	6,013	629	4,715	6,540	4,381
Non-interest expense	25,091	24,989	23,964	22,843	22,795	21,937	22,683	23,245

Income before income tax expense	42,462	41,922	41,163	40,934	34,539	37,624	36,054	32,205
Income tax expense	15,750	15,237	15,429	15,974	12,971	14,426	13,910	12,302

Net income	26,712	26,685	25,734	24,960	21,568	23,198	22,144	19,903

Basic net income per common share	$0.53	$0.53	$0.51	$0.49	$0.43	$0.47	$0.44	$0.40
Diluted net income per common share	$0.53	$0.53	$0.51	$0.49	$0.42	$0.46	$0.44	$0.40

23. Subsequent Event

On February 21, 2006, the Company announced the signing of a definitive agreement to acquire Great Eastern Bank (GEB), a New York City-based bank with five branches and approximately $330 million in assets. Consideration for the merger will consist of $101.0 million of cash and the Company’s common stock with a maximum stock consideration of 60% of the total consideration and a minimum stock consideration of 45% of the total consideration. Subject to the tender of at least two third’s of GEB’s shares and certain other closing conditions, the acquisition of GEB is expected to close in April 2006. On September 6, 2005, the Company announced that it had entered into option agreements with shareholders of GEB for the right to purchase approximately 41% of the outstanding shares of GEB. Under the terms of the merger agreement with GEB, the Company agreed not to purchase any shares covered by the option agreements without the consent of the applicable option grantor.