Form 10-Q
period 2006-03-31
CATHAY GENERAL BANCORP
filed 2006-05-10
CIK 861842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

          Common stock, $.01 par value, 51,496,767 shares outstanding as of April 30, 2006.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
1ST QUARTER 2006 REPORT ON FORM 10-Q
TABLE OF CONTENTS

Forward-Looking Statements

In this Quarterly Report on Form 10-Q, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank.  The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively.   The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events.  These forward-looking statements may include, but are not limited to, such words as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” or the negative of such terms and other comparable terminology or similar expressions.  Forward-looking statements are not guarantees.  They involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Bancorp to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties and other factors include, but are not limited to adverse developments or conditions related to or arising from:

•	expansion into new market areas;
•	acquisitions of other banks, if any;
•	fluctuations in interest rates;
•	demographic changes;
•	earthquake or other natural disasters;
•	competitive pressures;
•	deterioration in asset or credit quality;
•	changes in the availability of capital;
•	legislative and regulatory developments;
•	changes in business strategy, including the formation of a real estate investment trust;
•	general economic or business conditions in California and other regions where the Bank has operations.

These and other factors are further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, its reports and registration statement filed with the Securities and Exchange Commission (“SEC”) and other filings it makes in the future with the SEC from time to time.  Actual results in any future period may also vary from the past results discussed in this report.  Given these risks and uncertainties, we caution readers not to place undue reliance on any forward-looking statements, which speak as of the date of this report.  The Company has no intention and undertakes no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

The Company’s filings with the SEC are available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov, or by requests directed to Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012, Attn: Investor Relations (213) 625-4749.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2006	December 31, 2005	% change

	(In thousands, except share and per share data)
Assets
Cash and due from banks	$118,908	$109,275	9
Securities available-for sale, at fair value (amortized cost of $1,360,187 at March 31, 2006 and $1,240,308 at December 31, 2005)	1,325,516	1,217,438	9
Loans	5,005,052	4,647,815	8
Less: Allowance for loan losses	(61,727)	(60,251)	2
Unamortized deferred loan fees, net	(13,565)	(12,733)	7

Loans, net	4,929,760	4,574,831	8
Federal Home Loan Bank stock	30,045	29,698	1
Other real estate owned, net	4,630	—	100
Affordable housing investments, net	78,599	80,211	(2)
Premises and equipment, net	29,971	30,290	(1)
Customers’ liability on acceptances	16,690	16,153	3
Accrued interest receivable	26,369	24,767	6
Goodwill	239,527	239,527	—
Other intangible assets, net	40,083	41,508	(3)
Other assets	41,116	33,805	22

Total assets	$6,881,214	$6,397,503	8

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$691,883	$726,722	(5)
Interest-bearing deposits:
NOW deposits	241,126	240,885	0
Money market deposits	592,197	523,076	13
Savings deposits	347,575	364,793	(5)
Time deposits under $100,000	719,833	641,411	12
Time deposits of $100,000 or more	2,431,850	2,419,463	1

Total deposits	5,024,464	4,916,350	2

Federal funds purchased	60,000	119,000	(50)
Securities sold under agreement to repurchase	400,000	200,000	100
Advances from the Federal Home Loan Bank	410,000	215,000	91
Other borrowings from financial institutions	20,000	20,000	—
Other borrowings for affordable housing investments	20,827	20,507	2
Junior subordinated notes	53,991	53,976	0
Acceptances outstanding	16,690	16,153	3
Minority interest in consolidated subsidiary	8,500	8,500	—
Other liabilities	73,399	54,400	35

Total liabilities	6,087,871	5,623,886	8

Commitments and contingencies	—	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 51,660,272 issued and 50,281,910 outstanding at March 31, 2006 and 51,569,451 issued and 50,191,089 outstanding at December 31, 2005	517	516	0
Additional paid-in-capital	401,867	416,685	(4)
Unearned compensation	—	(18,564)	(100)
Accumulated other comprehensive income (loss), net	(20,093)	(13,254)	52
Retained earnings	444,363	421,545	5
Treasury stock, at cost (1,378,362 shares at March 31, 2006 and at December 31, 2005)	(33,311)	(33,311)	—

Total stockholders’ equity	793,343	773,617	3

Total liabilities and stockholders’ equity	$6,881,214	$6,397,503	8

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,

	2006	2005

	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable, including loan fees	$90,086	$61,254
Securities available-for-sale - taxable	13,146	17,932
Securities available-for-sale - nontaxable	722	983
Federal Home Loan Bank stock	348	300
Agency preferred stock	209	100
Federal funds sold and securities purchased under agreements to resell	28	22
Deposits with banks	67	77

Total interest and dividend income	104,606	80,668

INTEREST EXPENSE
Time deposits of $100,000 or more	21,438	10,190
Other deposits	9,893	6,868
Securities sold under agreements to repurchase	2,513	14
Advances from Federal Home Loan Bank	3,799	3,822
Junior subordinated notes	1,041	751
Short-term borrowings	781	259

Total interest expense	39,465	21,904

Net interest income before provision for loan losses	65,141	58,764
Provision for loan losses	1,500	1,000

Net interest income after provision for loan losses	63,641	57,764

NON-INTEREST INCOME
Securities (losses) gains, net	(422)	377
Letters of credit commissions	1,069	1,035
Depository service fees	1,255	1,511
Gains on sale of premises and equipment	—	958
Other operating income	3,173	2,132

Total non-interest income	5,075	6,013

NON-INTEREST EXPENSE
Salaries and employee benefits	14,040	12,421
Occupancy expense	2,080	2,009
Computer and equipment expense	1,610	1,749
Professional services expense	1,641	1,520
FDIC and State assessments	249	252
Marketing expense	695	461
Other real estate owned expense (income)	85	(104)
Operations of affordable housing investments	1,299	1,019
Amortization of core deposit intangibles	1,401	1,742
Other operating expense	2,226	1,774

Total non-interest expense	25,326	22,843

Income before income tax expense	43,390	40,934
Income tax expense	16,054	15,974

Net income	27,336	24,960

Other comprehensive loss, net of tax
Unrealized holding losses arising during the period	(6,864)	(13,060)
Unrealized losses on cash flow hedge derivatives	—	(120)
Less: reclassification adjustments included in net income	(25)	717

Total other comprehensive loss, net of tax	(6,839)	(13,897)

Total comprehensive income	$20,497	$11,063

Net income per common share:
Basic	$0.54	$0.49
Diluted	$0.54	$0.49
Cash dividends paid per common share	$0.09	$0.07
Basic average common shares outstanding	50,226,768	50,706,890
Diluted average common shares outstanding	50,703,077	51,209,052

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31

	2006	2005

	(In thousands)
Cash Flows from Operating Activities
Net income	$27,336	$24,960
Adjustments to reconcile net income to net cash provided by operting activities:
Provision for loan losses	1,500	1,000
Deferred tax benefit	(1,189)	3,927
Depreciation	771	663
Net gains on sale of other real estate owned	—	(155)
Net gains on sale of loans	(28)	(167)
Proceeds from sale of loans	343	2,386
Write-down on venture capital investments	418	345
Loss (gain) on sales and calls of securities	4	(722)
Increase in fair value of warrants	(855)	(333)
Other non-cash interest	294	302
Amortization of security premiums, net	830	1,594
Amortization of other intangibles assets	1,429	1,779
Tax benefit from stock options	199	643
Stock based compensation expense	1,755	1,000
Gain on sale of premises and equipment	—	(957)
Increase/(decrease) in deferred loan fees, net	806	(435)
Increase in accrued interest receivable	(1,602)	(588)
(Increase)/decrease in other assets, net	(6,812)	6,240
Increase/(decrease) in other liabilities	24,903	(13,132)

Net cash provided by operating activities	50,102	28,350
Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(166,967)	(57)
Proceeds from maturity and call of investment securities available-for-sale	3,066	7,552
Proceeds from sale of mortgage-backed securities available-for-sale	—	13,216
Purchase of investment securities available-for-sale	(30)	—
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	42,515	79,235
Exercise of warrants to acquire common stock	(2,209)	—
Proceeds from sale of common stock investments	3,679	—
Purchase of Federal Home Loan Bank stock	—	(3,102)
Net increase in loans	(360,916)	(186,635)
(Purchase)/sale of premises and equipment	(452)	857
Proceeds from sale of other real estate owned	—	1,124
Net increase in investment in affordable housing	(544)	(324)

Net cash used in investing activities	(481,858)	(88,134)

Cash Flows from Financing Activities
Net increase/(decrease) in demand deposits, NOW accounts, money market and saving deposits	17,305	(26,126)
Net increase in time deposits	90,809	109,728
Net increase/(decrease) in federal funds purchased and securities sold under agreement to repurchase	141,000	(11,000)
Advances from Federal Home Loan Bank	802,050	200,000
Repayment of Federal Home Loan Bank borrowings	(607,050)	(200,000)
Cash dividends	(4,518)	(4,561)
Repurchase of preferred stock of subsidiary	—	(100)
Proceeds from shares issued to Dividend Reinvestment Plan	731	692
Excess tax benefits from share-based payment arrangements	88	—
Proceeds from exercise of stock options	974	1,351
Purchase of treasury stock	—	(831)

Net cash provided by financing activities	441,389	69,153

Increase in cash and cash equivalents	9,633	9,369
Cash and cash equivalents, beginning of the period	109,275	86,133

Cash and cash equivalents, end of the period	$118,908	$95,502

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$37,231	$18,709
Income taxes	$4,887	$29,230
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$(6,839)	$(13,777)
Net change in unrealized gains on cash flow hedge derivatives, net of tax	$—	$(120)
Transfers to other real estate owned	$3,087	$969

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business

Cathay General Bancorp (the “Bancorp”) is the holding company for Cathay Bank (the “Bank”), five limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc., (together the “Company” or “we”, “us,” or “our”).  The Bancorp also owns 100% of the common stock of three statutory business trusts created for the purpose of issuing capital securities.  The Bank was founded in 1962 and offers a wide range of financial services.  As of March 31, 2006, the Bank operates twenty branches in Southern California, nine branches in Northern California, two branches in Washington State, four branches in New York State, one branch in Massachusetts, and one branch in Houston, Texas, plus representative offices in Taipei, Hong Kong, and Shanghai.

2. Acquisitions and Investments

On February 21, 2006, the Company announced the signing of a definitive agreement to acquire Great Eastern Bank (“GEB”), a New York City-based bank with five branches and approximately $330 million in assets. The Company completed its tender offer for up to 100% of the common stock of GEB on April 7, 2006 and purchased 84.1% of GEB’s shares for cash of $40.2 million and 1,181,164 shares of Cathay General Bancorp common stock.  Regulatory approval for the merger of GEB into Cathay Bank has been received and the merger is scheduled to be completed on May 15, 2006, after which the remaining outstanding shares of GEB not owned by the Company will be converted into the right to receive $58.44 in cash for each GEB share.

On March 31, 2006, Cathay Bank announced an agreement to buy a 20% stake in First Sino Bank, a Shanghai-based joint venture bank, for an estimated purchase price of $52.2 million.  This investment by Cathay Bank is subject to regulatory approval from the China Bank Regulatory Commission in China and Cathay Bank’s regulators in the United States and other customary closing conditions.

During March 2006, the Company received regulatory approval to purchase up to 14.9% of the stock of Broadway Financial Corporation, which is headquartered in Los Angeles, California.  The Company already owns 4.9% of Broadway Financial Corporation and expects to acquire the additional 10% during the second quarter of 2006 for approximately $1.8 million in cash.

3. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

4. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”). SFAS No. 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this Statement become effective for the Company beginning January 1, 2006. SFAS No. 123R requires companies adopting SFAS No. 123R to select either the modified prospective or modified retrospective transition method. On January 1, 2006, the Company adopted the modified prospective method under SFAS No. 123R and recognized compensation expense ratably in the income statement for unvested awards granted before January 1, 2003, when the Company adopted SFAS No. 123, based on the estimated fair value of all awards granted to employees before January 1, 2003. In addition, SFAS No. 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. The cumulative effect of the change in accounting principal as of January 1, 2006 was $138,000 which was recorded in the Company’s consolidated statement of income as a reduction of compensation expense.

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

FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005.  There was no material impact on the Company’s consolidated financial statements from adoption of this standard.

In June, 2005, the FASB approved EITF 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights”. EITF 04-5 presumes that a sole general partner in a limited partnership controls the limited partnership and, therefore, should include the limited partnership in its consolidated financial statements. The presumption of control is overcome if the limited partners have (a) the substantive ability to remove the sole general partner or otherwise dissolve the limited partnership or (b) substantive participating rights. EITF 04-5 is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to June 29, 2005. The guidance in EITF 04-5 is effective for general partners in all other limited partnerships no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company has completed its analysis and concluded that it has substantive participating rights over the five limited partnerships which it had consolidated in previous years.   There was no material impact on the Company’s consolidated financial statements from adoption of this standard.

In January 2006, the FASB approved the issuance of a proposed interpretation that would clarify the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The proposed interpretation requires that companies make the best estimate of recognized tax benefits at each reporting period based on management’s best estimate given the information available at the reporting date, even though the outcome of the tax position is not absolute or final and that subsequent recognition, derecognition, and measurement should be based on new information. In March 2006, the FASB also approved that the measurement attribute for the amount of recognized tax benefit should be the maximum amount which is more-likely-than-not to be realized.  The final interpretation is expected to be issued during the second quarter of 2006 and to be effective as of the beginning of the first annual period beginning after December 15, 2006. The Company has not completed its analysis to determine the impact to the Company if the proposed interpretation were to be approved by the FASB.

5. Derivative Financial Instruments

The Company enters into financial derivatives in order to mitigate exposure to interest rate risks related to its interest-earning assets and interest-bearing liabilities. The Company has received rights to acquire stock in the form of warrants as an adjunct to its high technology lending relationships.  All warrants  with cashless exercise provision qualify as derivatives under SFAS No. 133.  The Company recognizes all derivatives on the balance sheet at fair value.  Those warrants that qualify as derivatives are carried at fair value and are included in other assets on the consolidated balance sheets with the change in fair value included in current earnings.  Fair value is based on dealer quotes or quoted prices from instruments with similar characteristics.  For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  For derivatives designated as fair value hedges, changes in the fair value of the derivatives are reflected in current earnings, together with changes in the fair value of the related hedged item, if there is a highly effective correlation between changes in the fair value of the derivatives and changes in the fair value of the hedged item.  If there is not a highly effective correlation, then only the changes in the fair value of the derivatives are reflected in the Company’s financial statements.

On March 21, 2000, the Company entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge was to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which matured on March 21, 2005.  Amounts paid or received on the interest rate swap were reclassified into earnings upon the receipt of interest payments in the underlying hedged loans, including amounts totaling $0.2 million that were reclassified into earnings during the quarter ended March 31, 2005.  On January 18, 2005, the Bank terminated $111.1 million of swaptions entered into during 2004 by making a cash payment of $485,000 and recording a loss of $316,000 which reflected the decrease in the fair value during 2005.

To mitigate risks associated with changes to the fair value of $85.6 million of Five Year CDs, on January 18, 2005, the Bank entered into swaptions that would terminate in 2009 and that could also be terminated after two years from the initial issuance of the Five Year CD’s at the election of the counterparty in exchange for a cash payment of $425,000.  For the initial term of the swaptions, the Bank would receive interest at a weighted average fixed rate of 3.03% and would pay interest at a rate of LIBOR less 12.5 basis points.   All of these swaptions were initially designated as fair value hedges and the Bank expected a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Five Year CDs. As of March 31, 2005, all of these swaptions were highly effective. The net increase in the unrealized loss on the swaptions of $546,000 and the net change in the unrealized gain on the Five Year CDs of $527,000 have been recorded in income for the first quarter of 2005.  These swaptions were terminated in December 2005.

To mitigate risks associated with changes to the fair value of $25.8 million of Three Year CDs, on January 18, 2005, the Bank entered into swaptions that would terminate in 2007 and that could also be terminated after one year from the initial issuance of the Three Year CDs at the election of the counterparty in exchange for a cash payment of $163,000.   For the initial term of the swaptions, the Bank received interest at a weighted average fixed rate of 2.39% and would pay interest at a rate of LIBOR less 12.5 basis points.  All of these swaptions were initially designated as fair value hedges.  There was a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Three Year CDs.  As of March 31, 2005, all of these swaptions were highly effective.  The  net increase in unrealized loss on the swaptions of $132,000 and the net unrealized gain on the Three Year CDs of $135,000 have been recorded in income for the first quarter of 2005.  These swaptions were terminated in June 2005.

The periodic net settlement of swaptions is recorded as an adjustment to net interest income.  These swaptions increased net interest income by $26,000 for the first quarter of 2005.

In April 2005, the Bank took in a total of $8.9 million in one year certificates of deposit that pay a minimum interest of 0.5% plus additional interest tied to 60% of the appreciation of four foreign currencies against the US dollar.  Under SFAS No. 133, a certificate of deposit that pays interest based on changes in exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit).  The fair value of the embedded derivative at March 31, 2006, was $48,000 and is included in interest-bearing deposits in the consolidated balance sheet.  The Bank purchased two currency options with a fair value at March  31, 2006, of $48,000 to manage its exposure to the appreciation of two of these foreign currencies.  The net impact on the consolidated statement of income related to these currency linked certificates of deposit was a decrease to income of $27,000 in 2006.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share.   The following table sets forth basic and diluted earnings per share calculations and the average shares of stock options with anti-dilutive effect:

	For the three months ended March 31,

(Dollars in thousands, except share and per share data)	2006	2005

Net income	$27,336	$24,960
Weighted-average shares:
Basic weighted-average number of common shares outstanding	50,226,768	50,706,890
Dilutive effect of weighted-average outstanding common shares equivalents
Stock Options	468,499	502,162
Restricted Stock	7,810	—

Diluted weighted-average number of common shares outstanding	50,703,077	51,209,052

Average shares of stock options with anti-dilutive effect	1,871,499	1,087,424

Earnings per share:
Basic	$0.54	$0.49
Diluted	$0.54	$0.49

7. Stock-Based Compensation

Prior to 2003, the Company used the intrinsic-value method to account for stock-based compensation.  Accordingly, no expense was recorded in periods prior to 2003 because the exercise prices did not exceed the market prices on the grant dates.  In 2003, the Company adopted prospectively the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123,” and began recognizing the expense associated with stock options granted beginning in 2003 using the fair value method.

On January 1, 2006, the Company adopted revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS No. 123R”) on a modified prospective basis and recorded in the first quarter of 2006 additional compensation expense  of $36,000 for unvested stock options granted before January 1, 2003, based on the estimated fair value of all awards granted to employees before January 1, 2003.  In addition, SFAS No. 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. During 2003 through 2005, the Company recognized forfeitures as they occurred. The $138,000 cumulative effect of the change in accounting principle as of January 1, 2006 was  recorded as a reduction of compensation expense in the Company’s consolidated statement of income.

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan.  Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options, or awarded non-vested stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis.  In May 2005, the shareholders of the Company approved the 2005 Incentive Plan which provides that 3,131,854 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, or as restricted stock.  In conjunction with the approval of the 2005 Incentive Plan, the Bancorp agreed to cease granting awards under the Equity Incentive Plan.  As of March 31, 2006, the Company has only granted non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant.  Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except for 245,060 shares granted on March 22, 2005 of which 30% vested immediately, 10% would vest on November 20, 2005 and an additional 20% would vest on November 20, 2006, 2007 and 2008 and 264,694 shares granted on May 22, 2005 of which 40% would vest on November 20, 2005 and an additional 20% would vest on November 20, 2006, 2007, and 2008.  If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards.   Stock options are typically granted in the first quarter of the year.  The Company expects to issue new shares to satisfy stock option exercises.

Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date for those options expected to vest, and is recognized as an expense over the vesting period of the grant.  The Company uses the Black-Scholes option pricing model to estimate the value of granted options.  This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate.  The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Stock option expense related thereto totaled $1.8 million for the first quarter of 2006 and $1.0 million for the first quarter of 2005.  Total recognized tax benefit related thereto total $0.7 million for the first quarter of 2006 and $0.4 million for the first quarter of 2005.  Stock-based compensation is recognized ratably over the requisite service period for all awards.  Unrecognized stock-based compensation expense related to stock options totaled $26.4 million as March 31, 2006 and is expected to be recognized over the next 3.9 years.

The weighted average per share fair value on the date of grant of the options granted was $13.45 for the first quarter of 2006 and was $13.15 for the first quarter of 2005.  For options granted after 2004, the Company had estimated the expected life of the options based on the average of the contractual period and the vesting period. For options granted prior to 2005, the Company has estimated the expected life of the options to be four years. The fair value of stock options during 2005 and 2006 has been determined using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,

	2006	2005

Expected life- number of years	6.5	6.3
Risk-free interest rate	4.38%	4.02%
Volatility	33.18%	34.53%
Dividend yield	1.20%	1.20%

If the compensation cost for the Company’s stock option plan had been determined with the fair value at the grant dates for all awards under the Plan consistent with the method of SFAS No. 123R, “Share-Based Payment”, prior to January 1, 2006, the Company’s net income and earnings per share for the three months ended March 31, 2005 would have been reduced to the pro forma amounts indicated in the table below:

For the Three Months Ended March 31, 2005

Net income, as reported	$24,960
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	580
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(642)

Pro forma net income	$24,898

Earnings per share:
Basic – as reported	$0.49
Basic – pro forma	0.49
Diluted – as reported	0.49
Diluted – pro forma	0.49

Cash received from exercises of stock options totaled $974,000 from 39,916 exercised shares during the three months ended March 31, 2006 and $1.4 million from 102,580 exercised shares during the three months ended March 31, 2005.  The fair value of stock options vested during the first quarter of 2006 was $4.4 million compared to $3.4 million for the first quarter of 2005.  Aggregate intrinsic value for options exercised were $685,000 during the first quarter of 2006 and $2.1 million during the first quarter of 2005.  The table below summarizes stock option activity for the quarter ended March 31, 2006:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance, December 31, 2005	4,316,112	$26.33

Granted	795,630	36.56
Exercised	(39,916)	18.73
Forfeited	(60,007)	30.72

Balance, March 31, 2006	5,011,819	$27.96	7.6	48,513

Exercisable, March 31, 2006	2,157,720	23.17	6.4	31,227

At March 31, 2006, 2,152,885 shares were available under the Company’s 2005 Incentive Plan for future grants.  The following table shows stock options outstanding and exercisable as of March 31, 2006, the corresponding exercise prices, and the weighted-average contractual life remaining:

	Outstanding

Exercise Price	Shares	Weighted-Average Remaining Contractual Life (in Years)	Exercisable Shares

$ 8.25	43,900	2.5	43,900
10.63	123,560	3.8	123,560
11.06	10,240	3.8	10,240
11.34	10,240	6.8	10,240
15.05	147,900	4.8	147,900
16.28	180,856	5.9	141,232
17.23	26,790	1.8	26,790
17.29	10,240	5.8	10,240
19.93	358,096	6.7	207,904
21.09	10,240	4.8	10,240
22.02	452,026	4.6	452,026
24.80	967,370	7.6	370,580
28.70	612,600	7.9	243,600
32.18	3,000	8.0	1,200
32.26	41,200	8.0	9,200
32.47	245,060	9.0	98,024
33.54	264,694	9.1	105,877
33.81	3,000	9.2	—
36.90	370,915	9.8	—
36.24	414,230	9.8	—
37.00	697,662	8.9	141,366
38.38	18,000	8.6	3,600

	5,011,819	7.6	2,157,719

On January 25, 2006, the Company granted 30,000 shares of non-vested stock  at the price of $36.24 per share to its Chairman of the Board, President, and Chief Executive Officer.  The shares vest ratably over three years if certain annual performance criteria are met.  The stock compensation expense recorded was $60,000 for the first quarter of 2006.  Unrecognized stock-based compensation expense related to non-vested stock awards was $1.0 million at March 31, 2006 and is expected to be recognized over the next 2.8 years.

Prior to 2006, the Company presented the entire amount of the tax benefit on options exercised as financing activities in the consolidated statements of cash flows.  After adoption of SFAS No. 123R in January 2006, the Company reports only the benefits of tax deductions in excess of grant-date fair value as cash flows from financing activity.  Excess tax benefits from options exercised were $88,000 for the first quarter of 2006 and $174,000 for the first quarter of 2005.  Total tax benefits from the exercise of stock options, including the excess tax benefits described above, were  $287,000 for the first quarter of 2006 and $643,000 for the first quarter of 2005.

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

(In thousands)	At March 31, 2006	At December 31, 2005

Commitments to extend credit	$1,874,716	$1,776,844
Standby letters of credit	57,625	56,555
Other letters of credit	66,518	79,900
Bill of lading guarantee	333	513

Total	$1,999,192	$1,913,812

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

9. Line of Credit

On May 31, 2005, Cathay General Bancorp entered into a $30.0 million 364-day unsecured revolving loan agreement with a commercial bank bearing an interest rate of LIBOR plus 90 basis points and a commitment fee of 12.5 basis points on unused commitments. At March 31, 2006, $20.0 million was outstanding with a weighted average rate of 5.61% under this loan.

10. Regulated Investment Company

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (“FTB”) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters.   Included in the transactions subject to this listing were transactions utilizing regulated investment companies (“RICs”) and real estate investment trusts (“REITs”).   As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions.  While the Company continues to believe that the tax benefits recorded in three prior years with respect to its RIC were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative – Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties.  The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims.   As of March 31, 2006, the Company reflected a $12.1 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $7.9 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002.  Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $7.9 million net state tax receivable after giving effect to Federal tax benefits.

11.  Stock Repurchase Program

On March 18, 2005, the Company announced that its Board of Directors had approved a new stock repurchase program to buyback up to an aggregate of one million shares of the Company’s common stock following the completion of the Company’s current stock buyback authorization.  During 2005, the Company repurchased 548,297 shares for $18.3 million at an average price of $33.40.  No shares were repurchased during the first quarter of 2006.  At March 31, 2006, 451,703 shares remain under the Company’s March 2005 stock buyback authorization.

12.  Premises and Equipment

In 2005, $3.6 million was transferred from premises and equipment to other assets when management decided to sell a bank owned building, land and related improvements.  The $3.6 million is the lower of the carrying amount or fair value less estimated selling costs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is given based on the assumption that the reader has access to and has read the Annual Report on Form 10-K for the year ended December 31, 2005, of Cathay General Bancorp (“Bancorp”) and its wholly-owned subsidiary Cathay Bank (the “Bank” and, together, the “Company” or “we”, “us,” or “our”).

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans; management considers this accounting policy to be a critical accounting policy.  The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described under the heading “Accounting for the allowance for loan losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Accounting for investment securities involves significant judgments and assumptions by management, which have a material impact on the carrying value of securities and the recognition of any “other-than-temporary” impairment to our investment securities. The judgments and assumptions used by management are described under the heading “Investment Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Accounting for income taxes involves significant judgments and assumptions by management, which have a material impact on the amount of taxes currently payable and the income tax expense recorded in the financial statements.  The judgments and assumptions used by management are described under the heading “Income Taxes” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

FIRST QUARTER HIGHLIGHTS

•	First quarter earnings increased $2.4 million, or 9.5%, compared to the same quarter a year ago.
•	Fully diluted earnings per share reached $0.54, increasing 10.2% compared to the same quarter a year ago.
•	Return on average assets was 1.67% for the quarter ended March 31, 2006, compared to 1.70% for the quarter ended December 31, 2005 and compared to 1.65% for the same quarter a year ago.
•

Return on average stockholders’ equity was 14.06% for the quarter ended March 31, 2006, compared to 13.93% for the quarter ended December 31, 2005, and compared to 14.07% for the same quarter a year ago.

•	Gross loans increased from December 31, 2005, by $357.2 million, or 7.7%, for the quarter to $5.0 billion at March 31, 2006.
•

On February 21, 2006, the Company announced an agreement with Great Eastern Bank to acquire all outstanding shares of Great Eastern Bank.  The Company has acquired 84.1% of the shares of Great Eastern Bank through its tender offer which closed on April 7, 2006.

•	On March 31, 2006, Cathay Bank announced an agreement to buy a 20% stake in First Sino Bank, a Shanghai-based joint venture bank, for an estimated purchase price of $52.2 million.

Income Statement Review

Net Income

Net income for the first quarter of 2006 was $27.3 million, or $0.54 per diluted share, a $2.3 million, or 9.5%, increase compared with net income of $25.0 million or $0.49 per diluted share for the same quarter a year ago.  Return on average assets was 1.67% and return on average stockholders’ equity was 14.06% for the first quarter of 2006 compared with a return on average assets of 1.65% and a return average stockholders’ equity on of 14.07% for the three months ended March 31, 2005.

Financial Performance

	First Quarter 2006	First Quarter 2005

Net income	$27.3 million	$25.0 million
Basic earnings per share	$0.54	$0.49
Diluted earnings per share	$0.54	$0.49
Return on average assets	1.67%	1.65%
Return on average stockholders’ equity	14.06%	14.07%
Efficiency ratio	36.07%	35.26%

Net Interest Income Before Provision for Loan Losses

Net interest income before provision for loan losses increased $6.3 million, or 10.9%, to $65.1 million during the first quarter of 2006 from $58.8 million during the same quarter a year ago.  The increase was due primarily to the strong growth in loans.

The net interest margin, on a fully taxable-equivalent basis, was 4.33% for the first quarter of 2006.  The net interest margin decreased one basis point from 4.34% in the fourth quarter of 2005 and increased 11-basis points from 4.22% in the first quarter of 2005, primarily as a result of the loan growth, the decrease in securities as a proportion of earning assets and the increases in short term interest rates.

For the first quarter of 2006, the interest rate earned on average interest-earning assets was 6.94% on a fully taxable-equivalent basis, and the cost of funds on average interest-bearing liabilities equaled 3.18%.  In comparison, for the first quarter of 2005, the interest rate earned on average interest-earning assets was 5.78% and cost of funds on average interest-bearing liabilities equaled 1.91%. The net interest spread decreased primarily due to the increase in wholesale borrowing rates.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin were as follows:

	Interest-Earning Assets and Interest-Bearing Liabilities

Three months ended March 31,	2006			2005

Taxable-equivalent basis (Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)

Interest Earning Assets
Commercial loans	$1,068,271	$19,577	7.43%	$977,636	$14,253	5.91%
Residential mortgage	434,138	6,305	5.81	341,122	4,652	5.45
Commercial mortgage	2,752,061	51,193	7.54	2,155,717	34,458	6.48
Real estate construction loans	553,721	12,804	9.38	420,072	7,793	7.52
Other loans and leases	30,460	207	2.76	19,175	98	2.07

Total loans and leases (1)	4,838,651	90,086	7.55	3,913,722	61,254	6.35
Taxable securities	1,161,798	13,146	4.59	1,637,602	17,932	4.44
Tax-exempt securities (3)	86,755	1,400	6.54	108,340	1,650	6.18
Federal Home Loan Bank Stock	29,756	348	4.74	28,554	300	4.26
Interest bearing deposits	19,340	67	1.41	8,001	77	3.93
Federal funds sold & securities purchased under agreements to resell	2,622	28	4.33	3,589	22	2.44

Total interest-earning assets	6,138,922	105,075	6.94	5,699,808	81,235	5.78

Non-interest earning assets
Cash and due from banks	94,997			90,592
Other non-earning assets	168,189			433,966

Total non-interest earning assets	263,186			524,558
Less: Allowance for loan losses	(60,361)			(63,501)
Deferred loan fees	(12,914)			(11,605)

Total assets	$6,328,833			$6,149,260

Interest bearing liabilities:
Interest bearing demand accounts	$242,462	$566	0.95	$247,076	$251	0.41
Money market accounts	575,759	3,260	2.30	584,000	1,594	1.11
Savings accounts	357,795	681	0.77	408,580	376	0.37
Time deposits	3,095,301	26,824	3.51	2,708,770	14,837	2.22

Total interest-bearing deposits	4,271,317	31,331	2.97	3,948,426	17,058	1.75

Federal funds purchased	45,028	503	4.53	38,239	236	2.50
Securities sold under agreement to repurchase	280,000	2,513	3.64	2,600	14	2.18
Other borrowings	384,913	4,077	4.30	601,190	3,822	2.58
Junior subordinated notes	53,982	1,041	7.82	53,922	774	5.82

Total interest-bearing liabilities	5,035,240	39,465	3.18	4,644,377	21,904	1.91

Non-interest bearing liabilities
Demand deposits	717,599			692,147
Other liabilities	87,429			93,501
Stockholders’ equity	788,565			719,235

Total liabilities and stockholders’ equity	$6,628,833			$6,149,260

Net interest spread (4)			3.76%			3.87%

Net interest income (4)		$65,610			$59,331

Net interest margin (4)			4.33%			4.22%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets
(3)

The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions  and other securities held using a statutory Federal income tax rate of 35%

(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Three months ended March 31, 2006-2005 Increase (Decrease) in Net Interest Income Due to:

(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-Earning Assets:
Loans and leases	15,999	12,833	28,832
Taxable securities	(5,381)	595	(4,786)
Tax-exempt securities (2)	(346)	96	(250)
Federal Home Loan Bank Stock	13	35	48
Deposits with other banks	62	(72)	(10)
Federal funds sold and securities purchased under agreements to resell	(7)	13	6

Total increase in interest income	10,340	13,500	23,840

Interest-Bearing Liabilities:
Interest bearing demand accounts	(5)	320	315
Money market accounts	(23)	1,689	1,666
Savings accounts	(53)	358	305
Time deposits	2,360	9,627	11,987
Federal funds purchased	48	219	267
Securities sold under agreement to repurchase	2,483	16	2,499
Other borrowed funds	(1,721)	1,976	255
Junior subordinated debt	1	266	267

Total increase in interest expense	3,090	14,471	17,561

Changes in net interest income	$7,250	$(971)	$6,279

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)

The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Provision for Loan Losses

The provision for loan losses was $1.5 million for the first quarter of 2006 compared to $1.0 million provision for loan losses for the first quarter of 2005 and to no provision for the fourth quarter of 2005.  The provision for loan losses was based on the review of the adequacy of the allowance for loan losses at March 31, 2006. The provision for loan losses represents the charge or credit against current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb loan losses inherent in the Company’s loan portfolio.  The following table summarizes the charge-offs and recoveries for the quarters shown:

	For the three months ended,

(Dollars in thousands)	March 31, 2006	March 31, 2005	December 31, 2005

Charge-offs	$265	$3,661	$1,284
Recoveries	241	1,320	455

Net Charge-offs (recoveries)	$24	$2,341	$829

Non-Interest Income

Non-interest income, which includes revenues from service charges on deposit accounts, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $5.1 million for the first quarter of 2006, a decrease of $938,000, or 15.6%, compared to the non-interest income of $6.0 million for the first quarter of 2005.

Other operating income increased $1.0 million, or 48.8%, from $2.1 million in the first quarter of 2005 to $3.2 million in the first quarter of 2006 primarily due to increases in warrant gains of $522,000,  wealth management commissions of $270,000 and the reclassification of wire transfer fees.

The above increases were offset by the decrease of gain on sale of premises and equipment, the decrease of securities gains and the decrease of depository service fees.  For the first quarter of 2006, the Company recorded no gain on sale of premises and equipment compared to net gain on sale of premises and equipment of $958,000 for the same quarter in 2005.  The Company also recorded $422,000 of securities losses in the first quarter of 2006 compared to $377,000 of securities gains recorded in the same quarter a year ago.  Depository service fees decreased $256,000, or 16.9%, from $1.5 million in the first quarter of 2005 to $1.3 million in the first quarter of 2006 due primarily to the reclassification of certain wire transfer fees from depository service fees to other operating income in 2006.

Non-Interest Expense

Non-interest expense increased $2.5 million, or 10.9%, to $25.3 million in the first quarter of 2006 compared to the same quarter a year ago primarily due to increases in salaries and employee benefits expenses, professional service expenses, marketing expenses, other real estate owned expenses and operations of affordable housing investments.  The efficiency ratio was 36.07% for the first quarter of 2006 compared to 35.26% in the year ago quarter and 37.14% for the fourth quarter of 2005.

Salaries and employee benefits increased $1.6 million, or 13.0%, from $12.4 million in the first quarter of 2005 to $14.0 million in the first quarter of 2006 due primarily to the increased salaries and bonus of $1.1 million and net stock option compensation expense of $695,000 offset by increased deferred loan cost of $398,000.  On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).  This resulted in amortization expense for stock options of $1.83 million which was partially offset by the cumulative effect of the change in accounting principle of $138,000 to reflect estimated forfeitures for prior periods for a net stock option compensation expense of $1.70 million for the quarter.  Professional services expenses increased $121,000, or 8.0%, from $1.5 million in the first quarter of 2005 to $1.6 million in the first quarter of 2006 due primarily to increases in legal expenses.  Marketing expense increased $234,000, or 50.8%, in the first quarter of 2006 compared to the same quarter a year ago mainly due to increases of $202,000 in charitable contributions. OREO expenses increased $189,000 due to a gain of $155,000 from sale of an OREO recorded in the first quarter of 2005.  Expenses from operation of affordable housing investments that qualified for low-income housing tax credits increased $280,000, or 27.5%, to $1.3 million compared to $1.0 million in the same quarter a year ago due to the increased operation expenses from additional investments in affordable housing investments in 2005.

Income Taxes

The effective tax rate was 37.0% for the first quarter of 2006, compared to 39.0% for the same quarter a year ago and 37.5% for the full year 2005.  The decrease in effective tax rate was primarily due to the increase in affordable housing  tax credits.

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions. While the Company continues to believe that the tax benefits recorded in three prior years with respect to its RIC were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative – Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties.  The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. As of March 31, 2006, the Company reflected a $12.1 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $7.9 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002.  Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $7.9 million net state tax receivable after giving effect to Federal tax benefits.

Balance Sheet Review

Assets

Total assets increased by $483.7 million, or 7.6%, to $6.9 billion at March 31, 2006, from year-end 2005 of $6.4 billion.  The increase in total assets was due primarily to loan growth and increases in investment securities funded by growth of deposits and borrowings.

Securities

Total securities were $1.3 billion, or 19.3%, of total assets at March 31, 2006, compared with $1.2 billion, or 19.0%, of total assets at December 31, 2005.  The increase of $108.1 million, or 8.9%, was primarily due to purchases of  $166.9 million of securities offset primarily by the pay-downs, matured and called securities totaling $45.6 million and the additional unrealized loss of $11.8 million during the first quarter of 2006.

The net unrealized loss on securities available-for-sale, which represented the difference between fair value and amortized cost, totaled $34.7 million at March 31, 2006, compared to a net unrealized loss of $22.9 million at year-end 2005.  The change was caused by increases in market interest rates. Net unrealized gains/losses in the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax.

The average taxable-equivalent yield on securities available-for-sale increased 17 basis points to 4.72% for the first quarter ended March 31, 2006, compared with 4.55% for the same period a year ago, as securities matured, prepaid, or were called and proceeds were reinvested at the higher prevailing interest rates or to pay down other borrowings.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale, as of March 31, 2006, and December 31, 2005:

	March 31, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)
U.S. government sponsored entities	$329,005	$—	$5,300	$323,705
State and municipal securities	63,137	950	183	63,904
Mortgage-backed securities	593,448	602	22,337	571,713
Commercial mortgage-backed securities	25,191	—	751	24,440
Collateralized mortgage obligations	282,515	13	10,170	272,358
Asset-backed securities	1,025	—	4	1,021
Corporate bonds	6,044	—	152	5,892
Preferred stock of government sponsored entities	19,385	2,535	—	21,920
Equity securities	13,437	—	—	13,437
Other securities	27,000	126	—	27,126

Total	$1,360,187	$4,226	$38,897	$1,325,516

	December 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)
U.S. government sponsored entities	$187,241	$—	$4,365	$182,876
State and municipal securities	65,207	1,359	122	66,444
Mortgage-backed securities	621,070	842	15,009	606,903
Commercial mortgage-backed securities	29,526	8	766	28,768
Collateralized mortgage obligations	293,478	34	6,443	287,069
Asset-backed securities	1,195	—	3	1,192
Corporate bonds	7,033	18	143	6,908
Preferred stock of government sponsored entities	19,385	1,705	—	21,090
Equity securities	14,173	—	—	14,173
Other securities	2,000	15	—	2,015

Total	$1,240,308	$3,981	$26,851	$1,217,438

The table below shows the fair value and unrealized losses as of March 31, 2006, of the temporarily impaired securities in the Company’s available-for-sale securities portfolio.  The Company has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost for those issues with unrealized losses.  The temporarily impaired securities represent 88.3% of the fair value of the Company’s securities as of March 31, 2006.  Unrealized losses on securities with unrealized losses for 12 months or longer represents 4.0% of the historical amortized cost of these securities and unrealized losses on securities with unrealized losses less than twelve months represent 2.1% of the historical amortized cost of these securities and generally resulted from increases in market interest rates from the date that these securities were purchased.  The number of issuances of the temporarily impaired available-for-sale securities were 90 issuances with unrealized losses for 12 months or longer and were 84 issuances with realized losses less than twelve months as of March 31, 2006.  All of these securities are investment grade as of March 31, 2006.  At March 31, 2006, management believes the impairment detailed in the table below is temporary and accordingly no impairment loss has been recognized in the Company’s consolidated statement of income.

	Temporarily Impaired Securities at March 31, 2006

	Less than 12 months		12 months or longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities
U.S. government sponsored entities	$141,891	$109	$181,809	$5,191	$323,700	$5,300
State and municipal securities	6,234	57	3,670	126	9,904	183
Mortgage-backed securities	199,456	6,229	336,229	16,108	535,685	22,337
Commercial mortgage-backed securities	—	—	22,914	751	22,914	751
Collateralized mortgage obligations	122,738	3,676	148,537	6,494	271,275	10,170
Asset-backed securities	—	—	1,021	4	1,021	4
Corporate bonds	—	—	5,892	152	5,892	152

Total	$470,319	$10,071	$700,072	$28,826	$1,170,391	$38,897

The following table summarizes the number of issuances of the temporarily impaired available-for-sale securities as of March 31, 2006:

	Temporarily Impaired Securities at March 31, 2006

Description of securities	Less than 12 months Number of Issuances	12 months or longer Number of Issuances	Total Number of Issuances

U.S. government sponsored entities	3	14	17
State and municipal securities	14	8	22
Mortgage-backed securities	46	41	87
Commercial mortgage-backed securities	—	4	4
Collateralized mortgage obligations	21	19	40
Asset-backed securities	—	2	2
Corporate bonds	—	2	2

Total	84	90	174

The following table summarizes the scheduled maturities by security type of securities available-for-sale, as of March 31, 2006:

	As of March 31, 2006

	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total

	(Dollars in thousands)
Maturity Distribution:
U.S. government sponsored entities	$59,737	$263,781	$5	$182	$323,705
State and municipal securities	1,698	6,689	32,549	22,969	63,905
Mortgage-backed securities(1)	223	9,959	25,450	536,081	571,713
Commercial mortgage-backed securities(1)	—	2,204	—	22,236	24,440
Collateralized mortgage obligations(1)	—	65	6,433	265,860	272,358
Asset-backed securities(1)	—	—	—	1,021	1,021
Corporate bonds	1,014	4,877	—	—	5,891
Preferred stock of government sponsored entities (2)	—	—	—	21,920	21,920
Equity securities (2)	—	—	—	13,437	13,437
Other securities (2)	2,001	25,125	—	—	27,126

Total	$64,673	$312,700	$64,437	$883,706	$1,325,516

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	These securities have no final maturity date.

Loans

Gross loans at March 31, 2006, were $5.0 billion compared with $4.6 billion at year-end 2005.  Gross loan growth during the first quarter equaled $357.2 million, an increase of 7.7% from December 31, 2005, reflecting primarily increases in commercial mortgage loans and real estate construction loans.

Commercial mortgage loans increased $318.3 million, or 12.3%, to $2.9 billion at March 31, 2006, compared to $2.6 billion at year-end 2005.  At March 31, 2006, this portfolio represented approximately 58.1% of the Bank’s gross loans compared to 55.7% at year-end 2005.  In addition, real estate construction loans increased $81.2 million, or 16.2%, to $581.3 million at March 31, 2006 compared to $500.0 million at year-end 2005.  Offsetting the above increases were the $55.6 million, or 5.0%, decrease in commercial loans during the first quarter of 2006.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	March 31, 2006	% of Gross Loans	December 31, 2005	% of Gross Loans	% Change

Type of Loans
Commercial	$1,054,767	21.1%	$1,110,401	23.9%	-5.0%
Residential mortgage	337,956	6.8	326,249	7.0	3.6
Commercial mortgage	2,909,064	58.1	2,590,752	55.7	12.3
Equity lines	105,150	2.1	105,040	2.3	0.1
Real estate construction	581,272	11.6	500,027	10.8	16.2
Installment	15,024	0.3	13,662	0.3	10.0
Other	1,819	0.0	1,684	0.0	8.0

Gross loans and leases	$5,005,052	100%	$4,647,815	100%	7.7%
Allowance for loan losses	(61,727)		(60,251)		2.4
Unamortized deferred loan fees	(13,565)		(12,733)		6.5

Total loans and leases, net	$4,929,760		$4,574,831		7.8%

Asset Quality Review

Non-performing Assets

Non-performing assets (“NPAs”) to gross loans plus other real estate owned was 0.44% at March 31, 2006, increased from 0.39% at December 31, 2005, and decreased from 0.45% at March 31, 2005.  Total non-performing assets increased to $21.9 million at March 31, 2006, compared with $17.9 million at December 31, 2005, and $18.2 million at March 31, 2005, primarily due a $4.6 million increase in other real estate owned (“OREO”) offset by a $0.8 million decrease in past due 90 days or more still accruing loans.  Non-performing assets include accruing loans past due 90 days or more, non-accrual loans, and other real estate owned.  The allowance for loan losses was $61.7 million at March 31, 2006, and represented the amount that the Company believes to be sufficient to absorb loan losses inherent in the Company’s loan portfolio.  The allowance for loan losses represented 1.23% of period-end gross loans and 358% of non-performing loans at March 31, 2006.  The comparable ratios were 1.30% of gross loans and 337% of non-performing loans at December 31, 2005.

The following table sets forth the breakdown of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	March 31, 2006	December 31, 2005

Non-performing assets
Accruing loans past due 90 days or more	$1,353	$2,106
Non-accrual loans	15,899	15,799

Total non-performing loans	17,252	17,905
Other real estate owned	4,630	—

Total non-performing assets	$21,882	$17,905

Troubled debt restructurings	$2,747	$3,088

Non-performing assets as a percentage of gross loans and OREO	0.44%	0.39%
Allowance for loan losses as a percentage of gross loans and leases	1.23%	1.30%
Allowance for loan losses as a percentage of non-performing loans	358%	337%

Accruing loans past due 90 days or more decreased to $1.4 million at March 31, 2006, from $2.1 million at December 31, 2005.  Non-accrual loans were $15.9 million at March 31, 2006, and were $15.8 million at December 31, 2005.

Non-accrual Loans

The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	March 31, 2006			December 31, 2005

	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other

	(In thousands)
Type of Collateral
Commercial real estate	$5,847	$1,952	$—	$5,857	$2,044	$—
UCC	—	8,009	—	—	7,796	—
Other	—	—	9	—	—	—
Unsecured	—	82	—	—	102	—

Total	$5,847	$10,043	$9	$5,857	$9,942	$—

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

The following table presents non-accrual loans by type of businesses in which the borrowers are engaged, as of the dates indicated:

	March 31, 2006			December 31, 2005

	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial	Other

	(In thousands)
Type of Business
Real estate development	$3,807	$—	$—	$3,817	$—	$—
Wholesale/Retail	2,040	2,438	—	2,040	2,056	—
Food/Restaurant	—	2,214	—	—	2,214	—
Import/Export	—	5,391	—	—	5,672	—
Other	—	—	9	—	—	—

Total	$5,847	$10,043	$9	$5,857	$9,942	$—

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

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

Troubled debt restructurings decreased to $2.7 million at March 31, 2006 from $3.1 million at December 31, 2005.

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

The Company identified impaired loans with a recorded investment of $15.9 million at March 31, 2006, compared with $15.8 million at year-end 2005.  The Company considers all nonaccrual loans to be impaired.  The following table presents impaired loans and the related allowance as of the dates indicated:

	At March 31, 2006	At December 31, 2005

	(In thousands)
Balance of impaired loans with no allocated allowance	$11,746	$15,676
Balance of impaired loans with an allocated allowance	4,153	123

Total recorded investment in impaired loans	$15,899	$15,799

Amount of the allowance allocated to impaired loans	$889	$16

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

There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of March 31, 2006, or December 31, 2005.

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

The allowance for loan losses totaled $61.7 million at March 31, 2006, and represented the amount needed to maintain an allowance that we believe to be sufficient to absorb loan losses inherent in the Company’s loan portfolio.  The allowance for loan losses represented 1.23% of period-end gross loans and 358% of non-performing loans at March 31, 2006.  The comparable ratios were 1.30% of year-end 2005 gross loans and 337% of non-performing loans at December 31, 2005.  Please refer to “Provision for Loan Losses” section above for the summary of charge-offs and recoveries.

The following table sets forth information relating to the allowance for loan losses for the periods indicated:

(Dollars in thousands)	For the three months ended March 31, 2006	For the year ended December 31, 2005

Balance at beginning of period	$60,251	$62,880
Provision/(reversal) of loan losses	1,500	(500)
Loans charged off	(265)	(5,215)
Recoveries of loans charged off	241	3,086

Balance at end of period	$61,727	$60,251

Average loans outstanding during the period	$4,838,651	$4,165,301
Total gross loans outstanding, at period-end	$5,005,052	$4,647,815
Total non-performing loans, at period-end	$17,252	$17,905
Ratio of net charge-offs to average loans outstanding during the period (annualized)	0.00%	0.05%
Provision/(reversal) for loan losses to average loans outstanding during the period (annualized)	0.12%	-0.01%
Allowance to non-performing loans, at period-end	357.80%	336.50%
Allowance to gross loans, at period-end	1.23%	1.30%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

	March 31, 2006		December 31, 2005

(Dollars in thousands)	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans

Type of Loans:
Commercial loans	$32,272	22.1%	$33,401	24.5%
Residential mortgage loans	1,108	9.0	1,055	9.0
Commercial mortgage loans	21,895	56.9	20,516	55.0
Real estate construction loans	6,441	11.4	5,265	10.9
Installment loans	7	0.3	10	0.3
Other loans	4	0.3	4	0.3

Total	$61,727	100%	$60,251	100%

The allowance allocated to commercial loans decreased from $33.4 million at December 31, 2005, to $32.3 million at March 31, 2006 due to the decrease in total commercial loans during the first quarter of 2006.  Non-accrual commercial loans by collateral type comprised 63.2% of nonaccrual loans at March 31, 2006 compared to 62.9% at December 31, 2005.

The allowance allocated to residential mortgage loans increased slightly from $1.06 million at December 31, 2005, to $1.11 million at March 31, 2006.

The allowance allocated to commercial mortgage loans increased from $20.5 million at December 31, 2005, to $21.9 million at March 31, 2006, due to the strong loan growth as well as an increase in classified credits during the first quarter.  As of March 31, 2006,  there were $5.8 million commercial mortgage loans on non-accrual status.  Non-accrual commercial mortgage loans comprised 36.8% of nonaccrual loans at March 31, 2006.

The allowance allocated to construction loans has increased from $5.3 million at December 31, 2005, to $6.4 million at March 31, 2006.  The allowance allocated to construction loans increased to 1.1% of construction loans at March 31, 2006, from 1.0% of construction loans at December 31, 2005.  At March 31, 2006, there were no construction loans  on non-accrual status.

Allowances for other risks of potential loan losses equaling $3.0 million as of March 31, 2006, compared to $4.3 million at December 31, 2005, have been included in the allocations above.  The Bank has set aside this amount to cover the risk factors of higher energy prices on the ability of its borrowers to service their loans.  At December 31, 2005, the Bank had also set aside an amount to cover the risk from the impact of the increased competition on the Bank’s borrowers in the textile industry as a result of the lifting of textile quotas on Chinese manufacturers.  However, based on an assessment during the first quarter of 2006 of its borrowers in the textile industry, the Bank believes that its normal risk identification procedures fully capture this type of credit exposure.  Based on the assessment of the risk of higher energy prices on the ability of the Bank’s borrowers to service their loans, management has determined that the allowance of $3.0 million at March 31, 2006 was appropriate.

Deposits

Total deposits increased $108.1 million, or 2.2%, from $4.9 billion at December 31, 2005, to $5.0 billion at March 31, 2006.  Non-interest-bearing demand deposits, interest-bearing demand deposits, and savings deposits comprised 37.3% of total deposits at March 31, 2006, time deposit accounts of less than $100,000 comprised 14.3% of total deposits, while the remaining 48.4% was comprised of time deposit accounts of $100,000 or more.  Due to the continued increases in interest rates through  2006, the Company’s lower yielding interest bearing deposits have decreased.

The following tables display the deposit mix as of the dates indicated:

Deposits	March 31, 2006	% of Total	December 31, 2005	% of Total	% Change

	(Dollars in thousands)
Non-interest-bearing demand	$691,883	13.8%	$726,722	14.8%	-4.8%
NOW	241,126	4.8	240,885	4.9	0.1
Money market	592,197	11.8	523,076	10.6	13.2
Savings	347,575	6.9	364,793	7.4	(4.7)
Time deposits under $100,000	719,833	14.3	641,411	13.1	12.2
Time deposits of $100,000 or more	2,431,850	48.4	2,419,463	49.2	0.5

Total deposits	$5,024,464	100.0%	$4,916,350	100.0%	2.2%

At March 31, 2006, the Company has $74.8 million brokered deposits compared to no brokered deposits at December 31, 2005.

Borrowings

Borrowings include securities sold under agreements to repurchase, Federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, borrowing from other financial institutions and junior subordinated notes issued.

Federal funds purchased were $60.0 million with a weighted average rate of 4.88% as of March 31, 2006, compared to $119.0 million with a weighted average rate of 4.21% as of December 31, 2005.

Securities sold under agreements to repurchase were $400.0 million with a weighted average rate of 3.81% as of March 31, 2006, compared to $200.0 million with a weighted average rate of 3.41% at December 31, 2005. The Company has entered into eight long-term transactions involving the sale of securities under repurchase agreements totaling $400.0 million for five years. The rates are all initially floating rate for the first year at the three-month LIBOR minus 100 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.35% to 4.79%. After the initial one year period, the counterparties have the right to terminate the transaction at par at the first anniversary date and quarterly thereafter.

Total advances from the FHLB of San Francisco were $410.0 million at March 31, 2006,  and $215.0 million at December 31, 2005.  All advances will mature within the next 6 months.  These advances are non-callable with fixed interest rates, with a weighted average rate of 4.79%, as of March 31, 2006, and 4.29% as of December 31, 2005.

On May 31, 2005, Cathay General Bancorp entered into a $30.0 million 364-day unsecured revolving loan agreement with a commercial bank bearing an interest rate of LIBOR plus 90 basis points and a commitment fee of 12.5 basis points on unused commitments. At March 31, 2006, $20.0 million was outstanding with a weighted average rate of 5.61%, compared to $20.0 million outstanding with a weighted average rate of 5.18% at December 31, 2005.

The Junior Subordinated Notes issued by the Company totaled $54.0 million with a weighted average rate of 7.98% at March 31, 2006, and $54.0 million with a weighted average rate of 7.55% at December 31, 2005.

Other Liabilities

Other liabilities increased to $73.4 million at March 31, 2006, from $54.4 million at December 31, 2005, due primarily to increases in income tax payable, in accrued interest payable, and in other liabilities from low income housing investments.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of March 31, 2006.   Payments for deposits and borrowings do not include interest.   Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

	(Dollars in thousands)
Contractual obligations:
Deposits with stated maturity dates	$2,889,050	$175,557	$87,059	$17	$3,151,683
Federal funds purchased	60,000	—	—	—	60,000
Securities sold under agreements to repurchase (1)	—	—	400,000	—	400,000
Advances from the Federal Home Loan Bank	410,000	—	—	—	410,000
Other borrowings	20,000	—	—	20,827	40,827
Junior subordinated notes	—	—	—	53,991	53,991
Operating leases	5,324	8,594	3,948	8,986	26,852

Total contractual obligations and other commitments	$3,384,374	$184,151	$491,007	$83,821	$4,143,353

(1)	These repurchase agreements have a final maturity of five years from origination date but are callable on a quarterly basis after one year.

Capital Resources

Stockholders’ equity of $793.3 million at March 31, 2006, increased by $19.7 million, or 2.6%, compared to $773.6 million at December 31, 2005.  The following table summarizes the increase in stockholders’ equity:

(Dollars in thousands)	Three months ended March 31, 2006

Net income	$27,336
Proceeds from shares issued to the Dividend Reinvestment Plan	731
Proceeds from exercise of stock options	974
Tax benefits from stock-based compensation expense	287
Share-based compensation	1,755
Changes in other comprehensive income	(6,839)
Cash dividends paid	(4,518)

Net increase in stockholders’ equity	$19,726

On March 18, 2005, the Company announced that its Board of Directors had approved a new stock repurchase program to buyback up to an aggregate of one million shares of the Company’s common stock following the completion of the Company’s current stock buyback authorization.  During 2005, the Company repurchased 548,297 shares for $18.3 million at an average price of $33.40.  No shares were repurchased during the first quarter of 2006.  At March 31, 2006, 451,703 shares remain under the Company’s March 2005 stock buyback authorization.

The Company declared cash dividend of 9 cents per share in January 2006 on 50,198,389 shares outstanding.  On April 24, 2006, the Company declared a cash dividend of 9 cents per share on 51,472,014 shares outstanding.  Total cash dividends paid in 2006, including the $4.6 million paid in April, amounted to $9.2 million.

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of March 31, 2006.  In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with Tier 1 risk-based capital ratio equal to or greater than 6.0%, total risk-based ratio equal to or greater than 10.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Company’s capital and leverage ratios as of March 31, 2006, and December 31, 2005:

	Cathay General Bancorp

	March 31, 2006		December 31, 2005

(Dollars in thousands)	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$611,708	10.26	$584,311	10.61
Tier 1 capital minimum requirement	238,516	4.00	220,324	4.00

Excess	$373,192	6.26	$363,987	6.61

Total capital (to risk-weighted assets)	$674,576	11.31	$645,329	11.72
Total capital minimum requirement	477,032	8.00	440,647	8.00

Excess	$197,544	3.31	$204,682	3.72

Tier 1 capital (to average assets)
– Leverage ratio	$611,708	9.61	$584,311	9.80
Minimum leverage requirement	254,650	4.00	238,420	4.00

Excess	$357,058	5.61	$345,891	5.80

Risk-weighted assets	$5,962,899		$5,508,093
Total average assets (1)	$6,366,238		$5,960,496

(1)

The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

The following table presents the Bank’s capital and leverage ratios as of March 31, 2006, and December 31, 2005:

	Cathay Bank

	March 31, 2006		December 31, 2005

(Dollars in thousands)	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$616,118	10.36	$587,787	10.70
Tier 1 capital minimum requirement	237,890	4.00	219,658	4.00

Excess	$378,228	6.36	$368,129	6.70

Total capital (to risk-weighted assets)	$678,986	11.42	$648,805	11.81
Total capital minimum requirement	475,780	8.00	439,316	8.00

Excess	$203,206	3.42	$209,489	3.81

Tier 1 capital (to average assets)
– Leverage ratio	$616,118	9.71	$587,787	9.88
Minimum leverage requirement	253,852	4.00	237,890	4.00

Excess	$362,266	5.71	$349,897	5.88

Risk-weighted assets	$5,947,246		$5,491,450
Total average assets (1)	$6,346,312		$5,947,243

(1)

The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace.  Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”).  At March 31, 2006, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) was at 14.4%, which increased from 13.5% at year-end 2005.

To supplement its liquidity needs, the Bank maintains a total credit line of $222.0 million for federal funds with three correspondent banks, and master agreements with brokerage firms for the sale of securities subject to repurchase.  The Bank is also a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary.  As of March 31, 2006, based on collateral pledged, the Bank had a total credit line with the FHLB of San Francisco totaling $742.0 million.  The total credit outstanding with the FHLB of San Francisco at March 31, 2006, was $410.0 million.  These borrowings are secured by real estate loans.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities available-for-sale. At March 31, 2006, such assets at fair value totaled $1.33 billion, with $851.8 million pledged as collateral for borrowings and other commitments. The remaining $473.8 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 92% of the Company’s time deposits maturing within one year or less as of March 31, 2006.  Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace.  However, based on our historical runoff experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits.  Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of March 31, 2006:

Change in Interest Rate (Basis Points)	Net Interest Income Volatility (1) March 31, 2006	Market Value of Equity Volatility (2) March 31, 2006

+200	4.96	-9.19
+100	2.59	-4.54
-100	-2.69	8.49
-200	-6.49	15.23

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

On March 21, 2000, the Company entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge was to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which matured on March 21, 2005.  Amounts paid or received on the interest rate swap were reclassified into earnings upon the receipt of interest payments in the underlying hedged loans, including amounts totaling $0.2 million that were reclassified into earnings during the quarter ended March 31, 2005.  On January 18, 2005, the Bank terminated $111.1 million of swaptions entered into during 2004 by making a cash payment of $485,000 and recording a loss of $316,000 which reflected the decrease in the fair value during 2005.

To mitigate risks associated with changes to the fair value of $85.6 million of Five Year CDs, on January 18, 2005, the Bank entered into swaptions that would terminate in 2009 and that could also be terminated after two years from the initial issuance of the Five Year CD’s at the election of the counterparty in exchange for a cash payment of $425,000.  For the initial term of the swaptions, the Bank would receive interest at a weighted average fixed rate of 3.03% and would pay interest at a rate of LIBOR less 12.5 basis points.   All of these swaptions were initially designated as fair value hedges and the Bank expected a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Five Year CDs. As of March 31, 2005, all of these swaptions were highly effective. The net increase in the unrealized loss on the swaptions of $546,000 and the net change in the unrealized gain on the Five Year CDs of $527,000 have been recorded in income for the first quarter of 2005.  These swaptions were terminated in December 2005.

To mitigate risks associated with changes to the fair value of $25.8 million of Three Year CDs, on January 18, 2005, the Bank entered into swaptions that would terminate in 2007 and that could also be terminated after one year from the initial issuance of the Three Year CDs at the election of the counterparty in exchange for a cash payment of $163,000.   For the initial term of the swaptions, the Bank received interest at a weighted average fixed rate of 2.39% and would pay interest at a rate of LIBOR less 12.5 basis points.  All of these swaptions were initially designated as fair value hedges.  There was a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Three Year CDs.  As of March 31, 2005, all of these swaptions were highly effective.  The  net increase in unrealized loss on the swaptions of $132,000 and the net unrealized gain on the Three Year CDs of $135,000 have been recorded in income for the first quarter of 2005.  These swaptions were terminated in June 2005.

The periodic net settlement of swaptions is recorded as an adjustment to net interest income.  These swaptions increased net interest income by $26,000 for the quarter of 2005.

In April 2005, the Bank took in a total of $8.9 million in one year certificates of deposit that pay a minimum interest of 0.5% plus additional interest tied to 60% of the appreciation of four foreign currencies against the US dollar.  Under SFAS No. 133, a certificate of deposit that pays interest based on changes in exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit).  The fair value of the embedded derivative at March 31, 2006, was $48,000 and is included in interest-bearing deposits in the consolidated balance sheet.  The Bank purchased two currency options with a fair value at March  31, 2006, of $48,000 to manage its exposure to the appreciation of two of these foreign currencies.  The net impact on the consolidated statement of income related to these currency linked certificates of deposit was a decrease to income of $27,000 in 2006.

ITEM 4.  CONTROLS AND PROCEDURES.

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

ITEM 1.     LEGAL PROCEEDINGS.

The Bancorp’s wholly-owned subsidiary, Cathay Bank, is a party to ordinary routine litigation from time to time incidental to various aspects of its operations.  Management is not currently aware of any litigation that is expected to have a material adverse impact on the Company’s consolidated financial condition, or the results of operations.

ITEM 1a.     RISK FACTORS.

There is no material change from risk factors as previously disclosed in the registrant’s 2005 Annual Report on Form 10-K in response to Item 1A. to Part I of Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 (January 1, 2006 - January 31, 2006)	NONE			451,703
Month #2 (February 1, 2006 - February 28, 2006)	NONE			451,703
Month #3 (March 1, 2006 - March 31, 2006)	NONE			451,703
Total	NONE			451,703

On March 18, 2005, the Company announced that its Board of Directors had approved a new stock repurchase program to buyback up to an aggregate of one million shares of the Company’s common stock following the completion of the Company’s current stock buyback authorization.  During 2005, the Company repurchased 548,297 shares for $18.3 million at an average price of $33.40.  No shares were repurchased during the first quarter of 2006.  At March 31, 2006, 451,703 shares remain under the Company’s March 2005 stock buyback authorization.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.     OTHER INFORMATION.

Not applicable.

ITEM 6.     EXHIBITS.

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

Cathay General Bancorp

(Registrant)

Date: May 10, 2006	By:	/s/ Dunson K. Cheng

Dunson K. Cheng
Chairman, President, and
Chief Executive Officer

Date: May 10, 2006	By:	/s/ Heng W. Chen

Heng W. Chen
Executive Vice President and
Chief Financial Officer