Form 10-Q
period 2006-06-30
CATHAY GENERAL BANCORP
filed 2006-08-09
CIK 861842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to ________________

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

     Common stock, $.01 par value, 51,535,611 shares outstanding as of July 31, 2006.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
2ND QUARTER 2006 REPORT ON FORM 10-Q
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

These and other factors are further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, (at Item 1A in particular) its reports and registration statements filed with the Securities and Exchange Commission (“SEC”) and other filings it makes in the future with the SEC from time to time.  Actual results in any future period may also vary from the past results discussed in this report.  Given these risks and uncertainties, we caution readers not to place undue reliance on any forward-looking statements, which speak as of the date of this report.  The Company has no intention and undertakes no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

The Company’s filings with the SEC are available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov, or by requests directed to Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012, Attn: Investor Relations (213) 625-4749.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005	% change

	(In thousands, except share and per share data)
Assets
Cash and due from banks	$119,177	$109,275	9
Securities available-for sale, at fair value (amortized cost of $1,432,233 at June 30, 2006 and $1,240,308 at December 31, 2005)	1,390,181	1,217,438	14
Loans	5,402,938	4,647,815	16
Less: Allowance for loan losses	(65,106)	(60,251)	8
Unamortized deferred loan fees, net	(14,387)	(12,733)	13

Loans, net	5,323,445	4,574,831	16
Federal Home Loan Bank stock	33,582	29,698	13
Other real estate owned, net	4,347	—	100
Affordable housing investments, net	77,419	80,211	(3)
Premises and equipment, net	63,133	30,290	108
Customers’ liability on acceptances	23,504	16,153	46
Accrued interest receivable	31,319	24,767	26
Goodwill	306,627	239,527	28
Other intangible assets, net	44,966	41,508	8
Other assets	39,950	33,805	18

Total assets	$7,457,650	$6,397,503	17

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$742,018	$726,722	2
Interest-bearing deposits:
NOW deposits	238,385	240,885	(1)
Money market deposits	606,352	523,076	16
Savings deposits	397,242	364,793	9
Time deposits under $100,000	781,292	641,411	22
Time deposits of $100,000 or more	2,488,621	2,419,463	3

Total deposits	5,253,910	4,916,350	7

Federal funds purchased	44,000	119,000	(63)
Securities sold under agreement to repurchase	400,000	200,000	100
Advances from the Federal Home Loan Bank	707,580	215,000	229
Other borrowings from financial institutions	28,000	20,000	40
Other borrowings for affordable housing investments	19,982	20,507	(3)
Junior subordinated notes	54,006	53,976	0
Acceptances outstanding	23,504	16,153	46
Minority interest in consolidated subsidiary	8,500	8,500	—
Other liabilities	56,251	54,400	3

Total liabilities	6,595,733	5,623,886	17

Commitments and contingencies	—	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 52,891,067 issued and 51,512,705 outstanding at June 30, 2006 and 51,569,451 issued and 50,191,089 outstanding at December 31, 2005	529	516	3
Additional paid-in-capital	450,287	416,685	8
Unearned compensation	—	(18,564)	(100)
Accumulated other comprehensive loss, net	(24,371)	(13,254)	84
Retained earnings	468,783	421,545	11
Treasury stock, at cost (1,378,362 shares at June 30, 2006 and at December 31, 2005)	(33,311)	(33,311)	—

Total stockholders’ equity	861,917	773,617	11

Total liabilities and stockholders’ equity	$7,457,650	$6,397,503	17

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable, including loan fees	$104,158	$67,268	$194,244	$128,522
Securities available-for-sale - taxable	15,381	15,604	28,527	33,537
Securities available-for-sale - nontaxable	707	940	1,429	1,923
Federal Home Loan Bank stock	369	344	717	643
Agency preferred stock	295	203	504	303
Federal funds sold and securities purchased under agreements to resell	102	190	130	211
Deposits with banks	87	102	154	180

Total interest and dividend income	121,099	84,651	225,705	165,319

INTEREST EXPENSE
Time deposits of $100,000 or more	24,390	12,663	45,828	22,854
Other deposits	12,714	8,589	22,607	15,456
Securities sold under agreements to repurchase	4,013	—	6,526	14
Advances from Federal Home Loan Bank	6,894	3,082	10,693	6,904
Junior subordinated notes	1,110	853	2,151	1,628
Short-term borrowings	928	276	1,709	511

Total interest expense	50,049	25,463	89,514	47,367

Net interest income before provision for loan losses	71,050	59,188	136,191	117,952
Provision (reversal) for loan losses	1,500	(500)	3,000	500

Net interest income after provision (reversal) for loan losses	69,550	59,688	133,191	117,452

NON-INTEREST INCOME
Securities (losses) gains, net	(187)	745	(609)	1,122
Letters of credit commissions	1,537	1,001	2,606	2,036
Depository service fees	1,238	1,385	2,493	2,896
Gain on sale of premises and equipment	—	—	—	958
Other operating income	3,163	2,308	6,336	4,440

Total non-interest income	5,751	5,439	10,826	11,452

NON-INTEREST EXPENSE
Salaries and employee benefits	16,071	13,021	30,111	25,442
Occupancy expense	2,727	2,168	4,807	4,177
Computer and equipment expense	2,058	1,825	3,668	3,574
Professional services expense	1,578	1,863	3,219	3,386
FDIC and State assessments	254	244	503	496
Marketing expense	911	695	1,606	1,155
Other real estate owned expense (income)	411	1	496	(103)
Operations of affordable housing investments	1,299	946	2,598	1,965
Amortization of core deposit intangibles	1,576	1,404	2,977	3,146
Other operating expense	2,184	1,797	4,410	3,569

Total non-interest expense	29,069	23,964	54,395	46,807

Income before income tax expense	46,232	41,163	89,622	82,097
Income tax expense	17,180	15,429	33,234	31,403

Net income	29,052	25,734	56,388	50,694

Other comprehensive loss (gain), net of tax
Unrealized holding losses (gains) arising during the period	(4,277)	8,260	(11,141)	(4,799)
Unrealized losses on cash flow hedge derivatives	—	—	—	(120)
Less: reclassification adjustments included in net income	1	(818)	(24)	(101)

Total other comprehensive loss (gain), net of tax	(4,278)	9,078	(11,117)	(4,818)

Total comprehensive income	$24,774	$34,812	$45,271	$45,876

Net income per common share:
Basic	$0.57	$0.51	$1.11	$1.00
Diluted	$0.56	$0.51	$1.10	$0.99
Cash dividends paid per common share	$0.09	$0.09	$0.18	$0.18
Basic average common shares outstanding	51,390,534	50,497,321	50,811,866	50,601,527
Diluted average common shares outstanding	51,890,487	50,868,919	51,300,063	51,038,046

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30

	2006	2005

	(In thousands)
Cash Flows from Operating Activities
Net income	$56,388	$50,694
Adjustments to reconcile net income to net cash provided by operting activities:
Provision for loan losses	3,000	500
Provision for losses on other real estate owned	283	—
Deferred tax (benefit)/liability	(335)	1,850
Depreciation	1,665	1,482
Net gains on sale of other real estate owned	—	(155)
Net gains on sale of loans	(99)	(228)
Proceeds from sale of loans	2,202	3,260
Write-down on venture capital investments	618	653
Non-cash gain on securities sold	—	(747)
Gain on sales and calls of securities	(9)	(1,028)
Increase in fair value of warrants	(929)	(267)
Other non-cash interest	577	618
Amortization of security premiums, net	2,406	3,199
Amortization of other intangibles assets	3,034	3,210
Tax benefit from stock options	530	714
Stock based compensation expense	3,883	2,826
Gain on sale of premises and equipment	—	(958)
Increase/(decrease) in deferred loan fees, net	782	(317)
(Increase)/decrease in accrued interest receivable	(5,042)	531
(Increase)/decrease in other assets, net	(2,110)	10,185
Increase/(decrease) in other liabilities	5,775	(18,643)

Net cash provided by operating activities	72,619	57,379
Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(238,204)	(8,544)
Proceeds from maturity and call of investment securities available-for-sale	19,731	9,777
Proceeds from sale of investment securities available-for-sale	2	40,332
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	84,776	332,469
Exercise of warrants to acquire common stock	(2,209)	—
Proceeds from sale of common stock investments	3,679	—
Purchase of Federal Home Loan Bank stock	(4,137)	(3,102)
Redemption of Federal Home Loan Bank stock	1,295	—
Net increase in loans	(544,292)	(357,147)
Purchase of premises and equipment	(15,800)	(3,750)
Proceeds from sales of premises and equipment	—	2,481
Proceeds from sale of other real estate owned	—	1,124
Partnership contributions made for investments in affordable housing partnerships	(4,757)	(3,363)
Net cash and cash equivalents paid in acquisitions	(25,810)	(32)

Net cash used in investing activities , net of cash acquired	(725,726)	10,245

Cash Flows from Financing Activities
Net decrease in demand deposits, NOW accounts, money market and saving deposits	(49,762)	(102,339)
Net increase in time deposits	93,275	336,006
Net increase/(decrease) in federal funds purchased and securities sold under agreement to repurchase	125,000	(6,000)
Advances from Federal Home Loan Bank	1,534,630	350,000
Repayment of Federal Home Loan Bank borrowings	(1,042,050)	(620,000)
Cash dividends	(9,150)	(9,131)
Repurchase of preferred stock of subsidiary	—	(119)
Proceeds from other borrowings	8,000	10,000
Proceeds from shares issued to Dividend Reinvestment Plan	1,400	1,413
Excess tax benefits from share-based payment arrangements	170	—
Proceeds from exercise of stock options	1,496	1,629
Purchase of treasury stock	—	(24,501)

Net cash provided by financing activities	663,009	(63,042)

Increase in cash and cash equivalents	9,902	4,582
Cash and cash equivalents, beginning of the period	109,275	86,133

Cash and cash equivalents, end of the period	$119,177	$90,715

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$85,866	$45,215
Income taxes	$32,354	$49,582
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$(11,117)	$(4,698)
Net change in unrealized gains on cash flow hedge derivatives, net of tax	$—	$(120)
Transfers to other real estate owned	$3,087	$969

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business

Cathay General Bancorp (the “Bancorp”) is the holding company for Cathay Bank (the “Bank”), five limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc., (together the “Company” or “we”, “us,” or “our”).  The Bancorp also owns 100% of the common stock of three statutory business trusts created for the purpose of issuing capital securities.  The Bank was founded in 1962 and offers a wide range of financial services.  As of June 30, 2006, the Bank operates twenty branches in Southern California, ten branches in Northern California, two branches in Washington State, nine branches in New York State, one branch in Massachusetts, and one branch in Houston, Texas, plus representative offices in Taipei, Hong Kong, and Shanghai.

2. Acquisitions and Investments

On April 7, 2006, the Company purchased through a tender offer 84.1% of the common stock of Great Eastern Bank (“GEB”)  for cash of $40.2 million and 1,181,164 shares of Cathay General Bancorp common stock valued at $44.7 million.  The measurement date for the value of the shares of Cathay General Bancorp common stock issued was March 31, 2006, the earliest date on which the number of shares to be issued became fixed. Following regulatory approval and a special shareholders meeting of GEB, the merger of GEB into Cathay Bank was completed on May 15, 2006 and the remaining 15.9% of GEB’s common shares was purchased for cash of $16.1 million. The Company made this acquisition to expand its presence in New York City.  The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”  The assets acquired and liabilities assumed were recorded by the Company at their fair values at the date of acquisition.  The results of GEB’s operations have been included in the consolidated financial statements since the date of the acquisition of April 7, 2006:

Great Eastern Bank

Assets acquired:
Cash and cash equivalents	$30,475
Securities available-for-sale	61,772
Loans, net	213,841
Premises and equipment, net	18,708
Goodwill	67,101
Core deposit intangible	6,465
Acceptance outstanding	1,593
Other assets	6,077

Total assets acquired	406,032

Liabilities assumed:
Deposits	294,047
Acceptance outstanding	1,593
Accrued interest payable	185
Other liability	9,222

Total liability assumed	305,047

Net assets acquired	$100,985

Cash paid for 84.1% of common stock of GEB through tender offer on April 07, 2006	$40,177
Cash paid for 15.9% of common stock of GEB on May 15, 2006	16,108
Fair value of common stock issued	44,700

Total consideration paid	$100,985

Four loans totaling $495,000 acquired as part of the acquisition of GEB were determined to be impaired and therefore within the scope of Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.  These four loans were recorded at their net realizable value of $495,000 without any allocation of the allowance for loan losses. The remainder of the loan portfolio was comprised of loans not considered to be impaired and therefore excluded from the scope of SOP 03-3. In addition, the estimated  charges related to the acquisition were recorded as a liability at closing when allocating the related purchase price.  Total consideration paid, including direct transaction costs, exceeds the fair value of the new assets acquired by $73.6 million.  This amount was recognized as intangible assets, consisting of goodwill of $67.1 million and a core deposit intangible of $6.5 million.  The core deposit intangible represents a component of the customer relationship intangible asset measured as the present value of the future cash flows derived from the difference between the risk free rate applied to the customer deposits and the rate paid on deposits as well as the cost to service these deposits.  The purchase price allocation is still preliminary and subject to final determination and valuation of the fair value of assets acquired and liabilities assumed.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized to expense over a fixed period of time, but will be tested for impairment on a regular basis.  None of the goodwill is expected to be deductible for tax purposes.  Identifiable intangible assets, primarily core deposit intangible of $6.5 million, are amortized over their estimated economic life from 5 years to 12 years for various deposit categories.  Amortization expense for the core deposit premium was $175,000 for the second quarter and for the six months of 2006.

For each acquisition, we developed an integration plan for the consolidated company that addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The established plans are evaluated regularly during the integration process and modified as required. Merger and integration expenses are summarized in the following primary categories: (i) severance and employee-related charges; (ii) system conversion and integration costs, including contract termination charges; (iii) asset write-downs, lease termination costs for abandoned space and other facilities-related costs; and (iv) other charges. Other charges include investment banking fees, legal fees, other professional fees relating to due diligence activities and shareholder expenses associated with preparation of securities filings, as appropriate. These costs were included in the allocation of the purchase price at the acquisition date based on our formal integration plans.

The following table presents the activity in the merger-related liability account for the six months ended June 30, 2006:

(Dollar in thousands)	Severance and Employee-related	System Conversion	Asset Write-downs	Legal and Professional Fees	Total

Balance at December 31, 2005	$—	$—	$—	$—	$—
Great Eastern Bank Merger	1,281	157	130	1,060	2,628
Non-cash write-downs and other	—	—	(130)	—	(130)
Cash outlays	(1,020)	(157)	—	(630)	(1,807)

Balance at June 30, 2006	$261	$—	$—	$430	$691

On March 31, 2006, Cathay Bank announced an agreement to buy a 20% stake in First Sino Bank, a Shanghai-based joint venture bank, for an estimated purchase price of $52.2 million.  This investment by Cathay Bank is subject to regulatory approval from the China Bank Regulatory Commission in China and Cathay Bank’s regulators in the United States and other customary closing conditions.  The Bank is seeking an extension to the September 30, 2006 expiration date of the agreement from the seller of the 20% stake in First Sino Bank.

In May 2006, the Company purchased an additional 145,000 shares of the stock of Broadway Financial Corporation (the “BFC”), which is headquartered in Los Angeles, California for $1.7 million increasing its total ownership of Broadway Financial Corporation to 13.1%.  These shares has not been registered under the Securities Act of 1933 and may not be sold, offered for sale, pledged or hypothecated in the absence of an effective registration.  The Company accounts for the BFC investment on the cost method due to the restricted nature of the shares and the less than 20% ownership.  As of June 30, 2006,  the investment in BFC totaled $2.6 million, which is included in other assets.

On July 6, 2006, the Company announced the signing of a definitive agreement to acquire New Asia Bancorp and New Asia Bank, a Chicago based Illinois state-chartered bank. As of June 30, 2006, New Asia Bancorp had approximately $140 million in assets. The merger is expected to close during the fourth quarter of 2006 and is subject to regulatory approvals and the affirmative vote of a majority of the shares of New Asia Bancorp.

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

4. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised  Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this Statement became effective for the Company beginning January 1, 2006. SFAS 123R requires companies adopting SFAS 123R to select either the modified prospective or modified retrospective transition method. On January 1, 2006, the Company adopted the modified prospective method under SFAS 123R and recognized compensation expense ratably in the income statement for unvested awards granted before January 1, 2003, when the Company adopted SFAS 123, based on the estimated fair value of all awards granted to employees before January 1, 2003. In addition, SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. The cumulative effect of the change in accounting principal as of January 1, 2006 was $138,000 which was recorded in the Company’s consolidated statement of income as a reduction of compensation expense.

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instrument - an amendment of FASB Statements No. 133 and 140.” (“SFAS 155”).  SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company on January 1, 2007, and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAF 156”).  SFAS 156 amends SFAS 140. “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125,” by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS 156 is effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company’s financial statements.

FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”).  FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005.  There was no material impact on the Company’s consolidated financial statements from adoption of this standard.

In June, 2005, the FASB approved EITF 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-5”).  EITF 04-5 presumes that a sole general partner in a limited partnership controls the limited partnership and, therefore, should include the limited partnership in its consolidated financial statements. The presumption of control is overcome if the limited partners have (a) the substantive ability to remove the sole general partner or otherwise dissolve the limited partnership or (b) substantive participating rights. EITF 04-5 is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to June 29, 2005. The guidance in EITF 04-5 is effective for general partners in all other limited partnerships no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company has completed its analysis and concluded that it has substantive participating rights over the five limited partnerships which it had consolidated in previous years.   There was no material impact on the Company’s consolidated financial statements from adoption of this standard.

In June 2006, the FASB issued Interpretation No. 48 that defines the accounting threshold for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The Interpretation requires that companies make the best estimate of recognized tax benefits at each reporting period based on management’s best estimate given the information available at the reporting date, even though the outcome of the tax position is not absolute or final and that subsequent recognition, derecognition, and measurement for each reporting period should be based on new information. The Interpretation also requires that the measurement attribute for the amount of recognized tax benefit should be the maximum amount which is more-likely-than-not to be realized.  The Interpretation is effective as of the beginning of the first annual period beginning after December 15, 2006. The Company has not completed its analysis to determine the impact on the Company’s consolidated financial statements from adoption of this Interpretation.

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

On March 21, 2000, the Company entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge was to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which matured on March 21, 2005.  Amounts paid or received on the interest rate swap were reclassified into earnings upon the receipt of interest payments in the underlying hedged loans, including amounts totaling $0.2 million that were reclassified into earnings during the six months ended June 30, 2005.  There was no such amount recorded during the quarter ended June 30, 2005.

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

To mitigate risks associated with changes to the fair value of $25.8 million of Three Year CDs, on January 18, 2005, the Bank entered into swaptions that would terminate in 2007 and that could also be terminated after one year from the initial issuance of the Three Year CDs at the election of the counterparty in exchange for a cash payment of $163,000.   For the initial term of the swaptions, the Bank would receive interest at a weighted average fixed rate of 2.39% and would pay interest at a rate of LIBOR less 12.5 basis points.  All of these swaptions were initially designated as fair value hedges.  There was a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Three Year CDs.  On May 9, 2005, the Company terminated the $25.8 million swaptions related to the Three Year CDs by making a cash payment of $163,000.  The changes in fair values of the Three Year CD’s and the $25.8 million swaptions were recorded in income through the date the swaptions were terminated.  This included a net realized gain on the swaptions of $137,000 and the net realized loss on the Three Year CDs of $135,000 have been recorded in income for the second quarter of 2005.  The net realized gain or loss was zero on the swaptions and zero for the Three Year CD’s for the first six months of 2005.

The periodic net settlement of swaptions is recorded as an adjustment to net interest income.  These swaptions increased net interest income by $8,000 for the quarter and $94,000 for the six months ended June 30, 2005.

In April 2005, the Bank took in a total of $8.9 million in one year certificates of deposit that pay a minimum interest of 0.5% plus additional interest tied to 60% of the appreciation of four foreign currencies against the US dollar.  Under SFAS No. 133, a certificate of deposit that pays interest based on changes in exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit).  These foreign currency linked certificates of deposits matured in April 2006.  The related embedded derivative also expired at the same time.  The net impact on the consolidated statement of income related to these currency linked certificates of deposit was a decrease to income of $82,000 for the six months and $16,000 for the three months ended June 30, 2006.

In April 2006, the Bank took in a total of $4.1 million in six month certificates of deposit that pay a minimum interest of 0.5% plus additional interest tied to 60% of the appreciation of a foreign currency against the US dollar.  Under SFAS No. 133, a certificate of deposit that pays interest based on changes in exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit).  The fair value of the embedded derivative at June 30, 2006 was $48,000 and is included in interest-bearing deposits in the consolidated balance sheet.  The Bank purchased currency options with a fair value at June 30, 2006, of $35,000 to manage its exposure to the appreciation of this foreign currency.  The net impact on the consolidated statement of income related to these currency linked certificates of deposit was $88,000 for the quarter ended and for the six months ended June 30, 2006.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share.   The following table sets forth basic and diluted earnings per share calculations and the average shares of stock options with anti-dilutive effect:

	For the three months ended June 30,		For the six months ended June 30,

(Dollars in thousands, except share and per share data)	2006	2005	2006	2005

Net income	$29,052	$25,734	$56,388	$50,694
Weighted-average shares:
Basic weighted-average number of common shares outstanding	51,390,534	50,497,321	50,811,866	50,601,527
Dilutive effect of weighted-average outstanding common shares equivalents
Stock Options	496,394	371,598	482,524	436,519
Restricted Stock	3,559	—	5,673	—

Diluted weighted-average number of common shares outstanding	51,890,487	50,868,919	51,300,063	51,038,046

Average shares of stock options with anti-dilutive effect	2,048,430	1,818,271	1,959,965	1,452,848

Earnings per share:
Basic	$0.57	$0.51	$1.11	$1.00
Diluted	$0.56	$0.51	$1.10	$0.99

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

On January 1, 2006, the Company adopted revised SFAS No. 123R on a modified prospective basis and recorded in the first quarter of 2006 additional compensation expense  of $36,000 for unvested stock options granted before January 1, 2003, based on the estimated fair value of all awards granted to employees before January 1, 2003.  In addition, SFAS No. 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. The Company estimated forfeiture to be 8% when it adopted SFAS 123R in the first quarter of 2006.  During 2003 through 2005, the Company recognized forfeitures as they occurred in accordance with SFAS 123. The $138,000 cumulative effect of the change in accounting principle as of January 1, 2006 was  recorded as a reduction of compensation expense in the Company’s consolidated statement of income.

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan.  Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options, or awarded non-vested stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis.  In May 2005, the shareholders of the Company approved the 2005 Incentive Plan which provides that 3,131,854 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, or as non-vested stock.  In conjunction with the approval of the 2005 Incentive Plan, the Bancorp agreed to cease granting awards under the Equity Incentive Plan.  As of June 30, 2006, the Company has only granted non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant.  Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except for 245,060 shares granted on March 22, 2005 of which 30% vested immediately, 10% vested on November 20, 2005 and an additional 20% would vest on November 20, 2006, 2007 and 2008, respectively, and 264,694 shares granted on May 22, 2005 of which 40% vested on November 20, 2005 and an additional 20% would vest on November 20, 2006, 2007, and 2008, respectively.  If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards.   Stock options are typically granted in the first quarter of the year.  The Company expects to issue new shares to satisfy stock option exercises.

Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date for those options expected to vest, and is recognized as an expense over the vesting period of the grant.  The Company uses the Black-Scholes option pricing model to estimate the value of granted options.  This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate.  The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Option compensation expense totaled $3.7 million for the six months ended June 30, 2006 and $2.8 million for the six months ended June 30, 2005.  For the three months ended June 30, option compensation expense totaled $2.0 million for 2006 and $1.8 million for 2005.  Stock-based compensation is recognized ratably over the requisite service period for all awards.  Unrecognized stock-based compensation expense related to stock options totaled $24.5 million as June 30, 2006 and is expected to be recognized over the next 3.7 years.

The weighted average per share fair value on the date of grant of the options granted was $13.46 during the first six months of 2006 and $12.83 for the first six months of 2005.  For the three months ended June 30, the weighted average per share fair value on the date of grant of the options granted was $14.44 for 2006 and $11.68 for 2005.  For options granted after 2004, the Company had estimated the expected life of the options based on the average of the contractual period and the vesting period. For options granted prior to 2005, the Company has estimated the expected life of the options to be four years. The fair value of stock options during 2005 and 2006 has been determined using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Expected life- number of years	6.50	5.88	6.50	6.23
Risk-free interest rate	4.96%	3.92%	4.39%	4.00%
Volatility	32.86%	33.95%	33.17%	34.40%
Dividend yield	1.20%	1.20%	1.20%	1.20%

If the compensation cost for the Company’s stock option plan had been determined with the fair value at the grant dates for all awards under the plan consistent with the method of SFAS No. 123R, “Share-Based Payment”, prior to January 1, 2006, the Company’s net income and earnings per share for the three months ended and for the six months ended June 30, 2005 would have been reduced to the pro forma amounts indicated in the table below:

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005

Net income, as reported	$25,734	$50,694
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,058	1,638
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,120)	(1,762)

Pro forma net income	$25,672	$50,570

Earnings per share:
Basic – as reported	$0.51	$1.00
Basic – pro forma	0.51	1.00
Diluted – as reported	0.51	0.99
Diluted – pro forma	0.50	0.99

Cash received from exercises of stock options totaled $1.5 million from 71,082 exercised shares during the six months ended June 30, 2006 and $1.6 million from 115,540 exercised shares during the six months ended June 30, 2005.  Cash received from exercises of stock options totaled $748,000 from 31,166 exercised shares for the three months ended June 30, 2006 and $277,000 from 12,960 exercised shares for the three months ended June 30, 2005.  The fair value of stock options vested during the first quarter of 2006 was $4.4 million compared to $3.4 million for the first quarter of 2005.  The fair value of stock options vested during the second quarter of 2006 was $77,000 compared to $75,000 for the second quarter of 2005.  Aggregate intrinsic value for option exercised were $1.1 million during the six months ended June 30, 2006 and $2.2 million during the six months ended June 30, 2005.  The aggregate intrinsic value for option exercised were $442,000 during the second quarter of 2006 and $171,000 during the second quarter of 2005.   The table below summarizes stock option activity for the quarters ended March 31, and June 30, 2006:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance, December 31, 2005	4,316,112	$26.33

Granted	795,630	36.56
Forfeited	(60,007)	30.72
Exercised	(39,916)	18.73

Balance, March 31, 2006	5,011,819	$27.96	7.6	$48,513

Granted	12,000	38.26
Forfeited	(49,848)	30.48
Exercised	(31,166)	24.07

Balance, June 30, 2006	4,942,805	$27.99	7.4	$42,153

Exercisable, June 30, 2006	2,132,861	$23.18	6.1	$28,249

At June 30, 2006, 2,160,733 shares were available under the Company’s 2005 Incentive Plan for future grants.  The following table shows stock options outstanding and exercisable as of June 30, 2006, the corresponding exercise prices, and the weighted-average contractual life remaining:

Exercise Price		Shares	Remaining Contractual Life (in Years)	Exercisable Shares

	$8.25	43,900	2.2	43,900
	10.63	123,560	3.6	123,560
	11.06	10,240	3.5	10,240
	11.34	10,240	6.5	10,240
	15.05	147,332	4.5	147,332
	16.28	177,240	5.6	138,296
	17.23	25,938	1.6	25,938
	17.29	10,240	5.5	10,240
	19.93	349,904	6.5	203,240
	21.09	10,240	4.5	10,240
	22.02	448,716	4.4	448,716
	24.80	939,022	7.3	359,380
	28.70	602,600	7.7	238,400
	32.18	3,000	7.7	1,200
	32.26	40,000	8.0	16,000
	32.47	245,060	8.7	98,024
	33.54	264,694	8.9	105,877
	33.81	3,000	9.0	600
	36.90	357,915	9.6	—
	36.24	414,230	9.6	—
	37.00	685,734	8.6	137,838
	38.26	12,000	9.8	—
	38.38	18,000	8.4	3,600

		4,942,805	7.4	2,132,861

On January 25, 2006, the Company granted 30,000 shares of non-vested stock valued at the price of $36.24 per share to its Chairman of the Board, President and Chief Executive Officer.  The shares vest ratably over three years if certain annual performance criteria are met.  The stock compensation expense recorded was $ 91,000 for the three months and $151,000 for the six months ended June 30, 2006.  Unrecognized stock-based compensation expense related to non-vested stock awards was $936,000 at June 30, 2006 and is expected to be recognized over the next 2.5 years.

Prior to 2006, the Company presented the entire amount of the tax benefit on options exercised as operating activities in the consolidated statements of cash flows.  After adoption of SFAS No. 123R in January 2006, the Company reports only the benefits of tax deductions in excess of grant-date fair value as cash flows from financing activity.  The following table summarizes the tax benefit from option exercised:

	For the three months ended June 30,		For the six months ended June 30,

(Dollars in thousands)	2006	2005	2006	2005

Benefit of tax deductions in excess of grant-date fair value	$82	$18	$170	$192
Benefit of tax deductions on grant-date fair value	104	54	530	522

Total benefit of tax deductions	$186	$72	$700	$714

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

(In thousands)	At June 30, 2006	At December 31, 2005

Commitments to extend credit	$1,951,666	$1,776,844
Standby letters of credit	51,183	56,555
Other letters of credit	84,853	79,900
Bill of lading guarantee	550	513

Total	$2,088,252	$1,913,812

As of June 30, 2006, $13.3 million unfunded commitments for affordable housing limited partnerships were recorded under other liabilities.

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

9. Line of Credit

On May 31, 2005, Cathay General Bancorp entered into a $30.0 million 364-day unsecured revolving loan agreement with a commercial bank bearing an interest rate of LIBOR plus 90 basis points and a commitment fee of 12.5 basis points on unused commitments. On May 31, 2006, this loan was renewed for 364 days and the amount increased to $50.0 million.  At June 30, 2006, $28.0 million was outstanding with a weighted average rate of 6.06% under this loan.

10. Regulated Investment Company

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters.   Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs).   As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions.  While the Company continues to believe that the tax benefits recorded in three prior years with respect to its RIC were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative – Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties.  The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims.   As of June 30, 2006, the Company reflected a $12.1 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $7.9 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002.  Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $7.9 million net state tax receivable after giving effect to Federal tax benefits.

11.  Stock Repurchase Program

On March 18, 2005, the Company announced that its Board of Directors had approved a new stock repurchase program to buyback up to an aggregate of one million shares of the Company’s common stock following the completion of the Company’s current stock buyback authorization.  During 2005, the Company repurchased 548,297 shares for $18.3 million at an average price of $33.40.  No shares were repurchased during the six months of 2006.  At June 30, 2006, 451,703 shares remain under the Company’s March 2005 stock buyback authorization.

12.  Premises and Equipment

In 2005, $3.6 million was transferred from premises and equipment to other assets when management decided to sell a bank owned building, land, and related improvements.  The $3.6 million is the lower of carrying amount or fair value less estimated selling costs.  As of June 30, 2006, the building continues to be held for sale.

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

HIGHLIGHTS

•	Second quarter earnings increased $3.4 million, or 12.9%, compared to the same quarter a year ago.
•	Second quarter diluted earnings per share reached $0.56, increasing 9.8%, compared to the same quarter a year ago.
•	Return on average assets was 1.60% for the quarter ended June 30, 2006, compared to 1.67% for the quarter ended March 31, 2006 and compared to 1.68% for the same quarter a year ago.
•	Return on average stockholders’ equity was 14.45% for the quarter ended June 30, 2006, compared to 14.06% for the quarter ended March 31, 2006, and compared to 14.07% for the same quarter a year ago.
•	Gross loans excluding the loans acquired through Great Eastern Bank (“GEB”) increased by $185.8 million, or 3.7%, from March 31, 2006 to June 30, 2006.

•	We acquired 84.1% of the shares of GEB on April 7, 2006 and merged GEB into Cathay Bank on May 15, 2006.
•	On July 6, 2006, the Company entered into an agreement with Chicago based New Asia Bancorp to acquire all of its outstanding shares.

Income Statement Review

Net Income

Net income for the second quarter of 2006 was $29.1 million, or $0.56 per diluted share, a $3.4 million, or 12.9%, increase compared with net income of $25.7 million or $0.51 per diluted share for the same quarter a year ago.  Return on average assets was 1.60% and return on average stockholders’ equity was 14.45% for the second quarter of 2006 compared with a return on average assets of 1.68% and a return on average stockholders’ equity of 14.07% for the three months ended June 30, 2005.

Financial Performance

	Second Quarter 2006	Second Quarter 2005

Net income	$29.1million	$25.7million
Basic earnings per share	$0.57	$0.51
Diluted earnings per share	$0.56	$0.51
Return on average assets	1.60%	1.68%
Return on average stockholders’ equity	14.45%	14.07%
Efficiency ratio	37.85%	37.08%

Net Interest Income Before Provision for Loan Losses

The comparability of financial information is affected by our acquisitions.  Operating results included the operations of acquired entities from the date of acquisition.

Net interest income before provision for loan losses increased $11.9 million, or 20.0%, to $71.1 million during the second quarter of 2006 from $59.2 million during the same quarter a year ago.  The increase was due primarily to the strong growth in loans as well as the acquisition of GEB on April 7, 2006.

The net interest margin, on a fully taxable-equivalent basis, was 4.27% for the second quarter of 2006.  The net interest margin decreased six basis points from 4.33% in the first quarter of 2006 and increased five basis points from 4.22% in the second quarter of 2005.  The year to year increase in the net interest margin was primarily a result of the loan growth, the decrease in securities as a percentage of earning assets, and the increases in short term interest rates.

For the second quarter of 2006, the yield on average interest-earning assets was 7.26% on a fully taxable-equivalent basis, and the cost of funds on average interest-bearing liabilities equaled 3.60%.  In comparison, for the second quarter of 2005, the yield on average interest-earning assets was 6.01% and cost of funds on average interest-bearing liabilities equaled 2.20%. The interest spread decreased primarily due to the increase in wholesale borrowing rates.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Three months ended June 30,	2006			2005

Taxable-equivalent basis (Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)

Interest Earning Assets
Commercial loans	$1,087,104	$22,090	8.15%	$1,019,882	$15,945	6.27%
Residential mortgage	452,683	6,868	6.07	364,696	5,082	5.57
Commercial mortgage	3,100,893	60,197	7.79	2,207,890	37,506	6.81
Real estate construction loans	613,109	14,741	9.64	445,933	8,624	7.76
Other loans and leases	31,442	263	3.36	25,319	112	1.77

Total loans and leases (1)	5,285,231	104,159	7.90	4,063,720	67,269	6.64
Taxable securities	1,289,299	15,381	4.79	1,452,066	15,604	4.31
Tax-exempt securities (3)	85,393	1,493	7.01	104,517	1,725	6.62
FHLB and FRB stocks	30,171	369	4.91	29,502	344	4.68
Interest bearing deposits	17,235	87	2.02	9,178	102	4.47
Federal funds sold & securities purchased under agreements to resell	9,723	102	4.21	25,730	190	2.95

Total interest-earning assets	6,717,052	121,591	7.26	5,684,713	85,234	6.01

Non-interest earning assets
Cash and due from banks	104,392			85,925
Other non-earning assets	520,716			444,987

Total non-interest earning assets	625,108			530,912
Less: Allowance for loan losses	(64,243)			(61,956)
Deferred loan fees	(13,360)			(11,030)

Total assets	$7,264,557			$6,142,639

Interest bearing liabilities:
Interest bearing demand accounts	$245,933	$765	1.25	$246,533	$318	0.52
Money market accounts	577,276	3,819	2.65	534,812	1,583	1.19
Savings accounts	405,519	933	0.92	398,181	398	0.40
Time deposits	3,258,591	31,587	3.89	2,924,412	18,953	2.60

Total interest-bearing deposits	4,487,319	37,104	3.32	4,103,938	21,252	2.08

Federal funds purchased	45,357	563	4.98	32,280	243	3.01
Securities sold under agreement to repurchase	400,000	4,012	4.02	—		—
Other borrowings	593,262	7,259	4.91	448,813	3,115	2.78
Junior subordinated notes	53,997	1,110	8.25	53,937	853	6.34

Total interest-bearing liabilities	5,579,935	50,048	3.60	4,638,968	25,463	2.20

Non-interest bearing liabilities
Demand deposits	776,203			688,582
Other liabilities	101,885			81,423
Stockholders’ equity	806,534			733,666

Total liabilities and stockholders’ equity	$7,264,557			$6,142,639

Net interest spread (4)			3.66%			3.81%

Net interest income (4)		$71,543			$59,771

Net interest margin (4)			4.27%			4.22%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)

The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.

(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Three months ended June 30, 2006-2005 Increase (Decrease) in Net Interest Income Due to:

(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-Earning Assets:
Loans and leases	22,578	14,312	36,890
Taxable securities	(1,851)	1,628	(223)
Tax-exempt securities (2)	(330)	98	(232)
FHLB and FRB stocks	8	18	26
Deposits with other banks	60	(75)	(15)
Federal funds sold and securities purchased under agreements to resell	(148)	60	(88)

Total increase in interest income	20,317	16,041	36,358

Interest-Bearing Liabilities:
Interest bearing demand accounts	(1)	448	447
Money market accounts	135	2,101	2,236
Savings accounts	7	528	535
Time deposits	2,367	10,267	12,634
Federal funds purchased	122	198	320
Securities sold under agreement to repurchase	4,012	—	4,012
Other borrowed funds	1,229	2,915	4,144
Junior subordinated debt	1	257	258

Total increase in interest expense	7,872	16,714	24,586

Changes in net interest income	$12,445	$(673)	$11,772

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)

The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Provision for Loan Losses

The provision for loan losses was $1.5 million for the second quarter of 2006 compared to negative $500,000 provision for loan losses for the second quarter of 2005 and a $1.5 million provision for loan losses for the first quarter of 2006.  The provision for loan losses was based on the review of the adequacy of the allowance for loan losses at June 30, 2006. The provision for loan losses represents the charge or credit against current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb loan losses inherent in the Company’s loan portfolio.  The following table summarizes the charge-offs and recoveries for the quarters shown:

	For the three months ended,

(Dollars in thousands)	June 30, 2006	March 31, 2006	June 30, 2005

Charge-offs	$544	$265	$270
Recoveries	422	241	430

Net charge-offs (recoveries)	$122	$24	$(160)

Non-Interest Income

Non-interest income, which includes revenues from service charges on deposit accounts, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $5.8 million for the second quarter of 2006, an increase of $312,000, or 5.7%, compared to the non-interest income of $5.4 million for the second quarter of 2005.

Letter of credit commissions increased $536,000, or 53.6%, to $1.5 million in the second quarter of 2006 from $1.0 million in the second quarter of 2005 primarily due to a $327,000 increase in standby letter of credit commissions and a $105,000 increase in export letter of credit commissions.

Service charges on deposit accounts decreased $147,000, or 10.6%, from $1.4 million in the second quarter of 2005 to $1.2 million in the second quarter of 2006 due primarily to the reclassification of certain wire transfer fees from depository service fees to other operating income in 2006.

Other operating income increased $855,000, or 37.1%, from $2.3 million in the second quarter of 2005 to $3.2 million in the second quarter of 2006 primarily due to the increase in wealth management commissions of $345,000, increase in fees on safe deposit boxes and commissions on cashier checks of $189,000, and the increase in wire transfer fees of $156,000 due to the acquisition of GEB.

The above increases were offset by the decrease in securities gains.  For the second quarter of 2006, the Company recorded $187,000 of securities losses compared to $745,000 of securities gains recorded in the same quarter a year ago.

Non-Interest Expense

Non-interest expense increased $5.1 million, or 21.3%, to $29.1 million in the second quarter of 2006 compared to the same quarter a year ago.  The efficiency ratio was 37.85% for the second quarter of 2006 compared to 37.08% in the year ago quarter and 36.07% for the first quarter of 2006.

The increase of non-interest expense was primarily due to the following:

•

Salaries and employee benefits increased $3.1 million, or 23.4%, from $13.0 million in the second quarter of 2005 to $16.1 million in the second quarter of 2006 due primarily to the merger with GEB and an increase in stock option compensation expense of $303,000.

•

Occupancy expenses increased $559,000, or 25.8%, primarily due to the increases of $213,000 in rent expenses, $169,000 in repair and maintenance expenses and $74,000 in property taxes all due primarily to the acquisition of GEB.

•	Computer and equipment expenses increased $233,000, or 12.8%, primarily due to a $157,000 system conversion charge for the conversion of GEB customers to the Company’s data processing system.
•	Professional services expenses decreased $285,000, or 15.3%, due primarily to the decrease of $145,000 in internal audit outsourcing expenses and a decrease of $222,000 in consulting expenses.
•	Marketing expenses increased $216,000, or 31.1%, in the second quarter of 2006 compared to the same quarter a year ago mainly due to increases in charitable contributions.
•	OREO expenses increased $411,000 due the increased expenses of $128,000 and a $283,000 writedown of OREO.
•

Expenses from operation of affordable housing investments increased $353,000, or 37.3%, to $1.3 million compared to $946,000 in the same quarter a year ago as a result of the funding of additional investments in affordable housing during the last two years.

•	Amortization of core deposit premium increased $172,000, or 12.3%, due to the merger with GEB.
•	Other operating expenses increased $387,000, or 21.5%, due to increases in printing and supply expenses, postage and travel expenses, primarily as a result of the acquisition of GEB.

Income Taxes

The effective tax rate was 37.2% for the second quarter of 2006, compared to 37.5% for the same quarter a year ago and 37.5% for the full year 2005.  The effective tax rate was 37.1% for the six months ended June 30, 2006, compared to 38.3% for the six months ended June 30, 2005.  The decrease in the effective tax rate was primarily due to the increase in low income housing tax credits.

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (“FTB”) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (“RICs”) and real estate investment trusts (“REITs”). As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions. While the Company continues to believe that the tax benefits recorded in three prior years with respect to its RIC were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative – Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties.  The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. As of June 30, 2006, the Company reflected a $12.1 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $7.9 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002.  Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $7.9 million net state tax receivable after giving effect to Federal tax benefits.

Year-to-Date Income Statement Review

Net income was $56.4 million, or $1.10 per diluted share for the six months ended June 30, 2006, an increase of $5.7 million, or 11.2%, in net income over the $50.7 million, or $0.99 per diluted share for the same period a year ago due primarily to increases in net interest income.  The net interest margin, on a fully taxable equivalent basis, for the six months ended June 30, 2006, increased eight basis points to 4.30% compared to 4.22% in the same period a year ago.

Return on average stockholders’ equity was 14.26% and return on average assets was 1.64% for the six months of 2006, compared to a return on average stockholders’ equity of 14.02% and a return on average assets of 1.66% for the six months of 2005.  The efficiency ratio for the six months ended June 30, 2006 was 37.00% compared to 36.17% during the same period a year ago.

The average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rates, the net interest spread and the net interest margins are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Six months ended June 30,	2006			2005

Taxable-equivalent basis (Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)

Interest Earning Assets
Commercial loans	$1,077,739	$41,666	7.80%	$997,418	$30,197	6.11%
Residential mortgage	443,462	13,173	5.94	352,876	9,734	5.52
Commercial mortgage	2,927,441	111,390	7.67	2,180,816	71,964	6.65
Real estate construction loans	583,579	27,546	9.52	433,074	16,417	7.64
Other loans and leases	30,953	469	3.06	24,952	210	1.70

Total loans and leases (1)	5,063,174	194,244	7.74	3,989,136	128,522	6.50
Taxable securities	1,225,901	28,527	4.69	1,544,321	33,537	4.38
Tax-exempt securities (3)	86,070	2,893	6.78	106,418	3,377	6.40
FHLB and FRB stocks	29,964	717	4.83	29,031	643	4.47
Interest bearing deposits	18,281	154	1.70	8,593	180	4.22
Federal funds sold & securities purchased under agreements to resell	6,192	130	4.23	14,721	211	2.89

Total interest-earning assets	6,429,582	226,665	7.11	5,692,220	166,470	5.90

Non-interest earning assets
Cash and due from banks	99,721			88,246
Other non-earning assets	494,599			439,377

Total non-interest earning assets	594,320			527,623
Less: Allowance for loan losses	(62,313)			(62,724)
Deferred loan fees	(13,138)			(11,315)

Total assets	$6,948,451			$6,145,804

Interest bearing liabilities:
Interest bearing demand accounts	$244,207	$1,331	1.10	$246,803	$569	0.46
Money market accounts	576,522	7,079	2.48	559,270	3,177	1.15
Savings accounts	381,789	1,613	0.85	403,352	774	0.39
Time deposits	3,177,397	58,412	3.71	2,817,187	33,790	2.42

Total interest-bearing deposits	4,379,915	68,435	3.15	4,026,612	38,310	1.92

Federal funds purchased	45,193	1,066	4.76	35,243	479	2.74
Securities sold under agreement to repurchase	340,331	6,526	3.87	1,293	14	2.18
Other borrowings	489,663	11,336	4.67	524,581	6,938	2.67
Junior subordinated notes	53,990	2,151	8.03	53,929	1,626	6.08

Total interest-bearing liabilities	5,309,092	89,514	3.40	4,641,658	47,367	2.06

Non-interest bearing liabilities
Demand deposits	747,063			690,522
Other liabilities	94,697			84,450
Stockholders’ equity	797,599			729,174

Total liabilities and stockholders’ equity	$6,948,451			$6,145,804

Net interest spread (4)			3.71%			3.84%

Net interest income (4)		$137,151			$119,103

Net interest margin (4)			4.30%			4.22%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)

The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.

(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Six months ended June 30, 2006-2005 Increase (Decrease) in Net Interest Income Due to:

(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-Earning Assets:
Loans and leases	38,467	27,255	65,722
Taxable securities	(7,312)	2,302	(5,010)
Tax-exempt securities (2)	(678)	194	(484)
FHLB and FRB stocks	21	53	74
Deposits with other banks	125	(151)	(26)
Federal funds sold and securities purchased under agreements to resell	(155)	74	(81)

Total increase in interest income	30,468	29,727	60,195

Interest-Bearing Liabilities:
Interest bearing demand accounts	(6)	768	762
Money market accounts	101	3,801	3,902
Savings accounts	(44)	883	839
Time deposits	4,766	19,856	24,622
Federal funds purchased	163	424	587
Securities sold under agreement to repurchase	6,493	19	6,512
Other borrowed funds	(497)	4,895	4,398
Junior subordinated debt	2	523	525

Total increase in interest expense	10,978	31,169	42,147

Changes in net interest income	$19,490	$(1,442)	$18,048

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)

The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Balance Sheet Review

Assets

Total assets increased by $1.1 billion, or 16.6%, to $7.5 billion at June 30, 2006 from year-end 2005 of $6.4 billion.  The increase in total assets was represented primarily by loan growth and investment securities increase funded by growth of deposits and borrowings.  At April 6, 2006, the closing date of the tender offer for GEB, the total fair value of GEB’s assets was approximately $332.5 million excluding intangible assets. On June 20, 2006, the Bank completed the purchase of a seven story building located in South El Monte for approximately $14.8 million which it intends to remodel for its new headquarters building.

Securities

Total securities were $1.4 billion, or 18.6%, of total assets at June 30, 2006, compared with $1.2 billion, or 19.0%, of total assets at December 31, 2005.  The increase of $172.7 million, or 14.2%, was primarily due to purchases of  $238.2 million of securities offset primarily by the pay-downs, matured and called securities totaling $104.5 million and the additional unrealized loss of $19.2 million during the six months of 2006.  A total of $61.8 million of securities were acquired as part of the acquisition of GEB.

The net unrealized loss on securities available-for-sale, which represented the difference between fair value and amortized cost, totaled $42.1 million at June 30, 2006, compared to a net unrealized loss of $22.9 million at year-end 2005.  The change was caused by increases in market interest rates. Net unrealized gains/losses in the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax.

The average taxable-equivalent yield on securities available-for-sale increased 45 basis points to 4.92% for the three months ended June 30, 2006, compared with 4.47% for the same period a year ago, as securities matured, prepaid, or were called and proceeds were reinvested at the higher prevailing interest rates or to pay down other borrowings.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale, as of June 30, 2006, and December 31, 2005:

	June 30, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)
U.S. treasury entities	$1,976	$—	$5	$1,971
U.S. government sponsored entities	368,108	—	6,604	361,504
State and municipal securities	62,467	672	324	62,815
Mortgage-backed securities	564,289	376	26,967	537,698
Commercial mortgage-backed securities	23,305	—	759	22,546
Collateralized mortgage obligations	272,631	2	10,457	262,176
Asset-backed securities	933	—	3	930
Corporate bonds	81,028	62	356	80,734
Preferred stock of government sponsored entities	19,385	2,296	110	21,571
Equity securities	13,111	—	—	13,111
Other securities	25,000	125	—	25,125

Total	$1,432,233	$3,533	$45,585	$1,390,181

	December 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)
U.S. government sponsored entities	$187,241	$—	$4,365	$182,876
State and municipal securities	65,207	1,359	122	66,444
Mortgage-backed securities	621,070	842	15,009	606,903
Commercial mortgage-backed securities	29,526	8	766	28,768
Collateralized mortgage obligations	293,478	34	6,443	287,069
Asset-backed securities	1,195	—	3	1,192
Corporate bonds	7,033	18	143	6,908
Preferred stock of government sponsored entities	19,385	1,705	—	21,090
Equity securities	14,173	—	—	14,173
Other securities	2,000	15	—	2,015

Total	$1,240,308	$3,981	$26,851	$1,217,438

The table below shows the fair value and unrealized losses as of June 30, 2006, of the temporarily impaired securities in the Company’s available-for-sale securities portfolio.  The Company has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost for those issues with unrealized losses.  The temporarily impaired securities represent 88.5% of the fair value of the Company’s securities as of June 30, 2006.  Unrealized losses on securities for 12 months or longer represents 4.6% of the historical amortized cost of these securities and unrealized losses on securities less than twelve months represent 1.6% of the historical amortized cost of these securities and generally resulted from increases in market interest rates from the date that these securities were purchased.  At June 30, 2006, 112 issues of securities had unrealized losses for 12 months or longer and 137 issues of securities had unrealized losses of less than 12 months.  All of these securities are investment grade, as of June 30, 2006.  At June 30, 2006, management believes the impairment detailed in the table below is temporary and, accordingly, no impairment loss has been recognized in the Company’s consolidated statement of income.

Temporarily Impaired Securities at June 30, 2006

	Less than 12 months		12 months or longer		Total

Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
U.S. treasury	$188,416	$850	$170,903	$5,754	$359,319	$6,604
U.S. government sponsored entities	1,970	5	—	—	1,970	5
State and municipal securities	12,139	158	3,630	166	15,769	324
Mortgage-backed securities	95,510	3,255	413,427	23,712	508,937	26,967
Commercial mortgage-backed securities	1,185	1	21,361	758	22,546	759
Collateralized mortgage obligations	71,910	2,242	189,420	8,215	261,330	10,457
Asset-backed securities	—	—	930	3	930	3
Corporate bonds	49,800	200	5,872	156	55,672	356
Preferred stock of government sponsored	4,200	110	—	—	4,200	110

Total	$425,130	$6,821	$805,543	$38,764	$1,230,673	$45,585

The following table summarizes the number of issuances of the temporarily impaired available-for-sale securities as of June 30, 2006:

Temporarily Impaired Securities at June 30, 2006

Description of securities	Less than 12 months Number of Issuances	12 months or longer Number of Issuances	Total Number of Issuances

U.S. treasury	2	—	2
U.S. government sponsored entities	51	12	63
State and municipal securities	29	8	37
Mortgage-backed securities	36	57	93
Commercial mortgage-backed securities	1	4	5
Collateralized mortgage obligations	15	27	42
Asset-backed securities	—	2	2
Corporate bonds	2	2	4
Preferred stock of governrnent sponsored	1	—	1

Total	137	112	249

The following table summarizes the scheduled maturities by security type of securities available-for-sale, as of June 30, 2006:

	As of June 30, 2006

	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total

	(Dollars in thousands)
Maturity Distribution:
U.S. treasury	$1,971	$—	$—	$—	$1,971
U.S. government sponsored entities	91,444	269,874	5	181	361,504
State and municipal securities	1,496	6,686	32,589	22,044	62,815
Mortgage-backed securities(1)	117	29,626	3,186	504,769	537,698
Commercial mortgage-backed securities(1)	—	1,350	—	21,196	22,546
Collateralized mortgage obligations(1)	—	45	6,372	255,759	262,176
Asset-backed securities(1)	—	—	—	930	930
Corporate bonds	1,007	4,864	74,863	—	80,734
Preferred stock of government sponsored entities (2)	—	—	—	21,571	21,571
Equity securities (2)	—	—	—	13,111	13,111
Other securities (2)	—	25,125	—	—	25,125

Total	$96,035	$337,570	$117,015	$839,561	$1,390,181

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	These securities have no final maturity date.

Loans

Gross loans at June 30, 2006, were $5.4 billion compared with $4.6 billion at year-end 2005.  Gross loan growth during the six months in 2006 equaled $755.1 million, an increase of 16.2% from December 31, 2005, reflecting primarily increases in commercial mortgage loans and real estate construction loans.  The acquisition of GEB on April 7, 2006 increased gross loans by $216.9 million.

Commercial mortgage loans increased $554.9 million, or 21.4%, to $3.1 billion at June 30, 2006, compared to $2.6 billion at year-end 2005.  At June 30, 2006, this portfolio represented approximately 58.2% of the Bank’s gross loans compared to 55.7% at year-end 2005.   Real estate construction loans increased $115.3 million, or 23.1%, to $615.3 million at June 30, 2006 compared to $500.0 million at year-end 2005.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	June 30, 2006	% of Gross Loans	December 31, 2005	% of Gross Loans	% Change

Type of Loans
Commercial	$1,138,568	21.1%	$1,110,401	23.9%	2.5%
Residential mortgage	378,512	7.0	326,249	7.0	16.0
Commercial mortgage	3,145,623	58.2	2,590,752	55.7	21.4
Equity lines	107,036	2.0	105,040	2.3	1.9
Real estate construction	615,292	11.4	500,027	10.8	23.1
Installment	16,185	0.3	13,662	0.3	18.5
Other	1,722	0.0	1,684	0.0	2.3

Gross loans and leases	$5,402,938	100%	$4,647,815	100%	16.2%
Allowance for loan losses	(65,106)		(60,251)		8.1
Unamortized deferred loan fees	(14,387)		(12,733)		13.0

Total loans and leases, net	$5,323,445		$4,574,831		16.4%

Asset Quality Review

Non-performing Assets

Non-performing assets (“NPAs”) to gross loans plus other real estate owned was 0.52% at June 30, 2006, increasing from 0.39% at December 31, 2005, and increasing from 0.38% at June 30, 2005.  Total non-performing assets increased to $28.2 million at June 30, 2006, compared with $17.9 million at December 31, 2005, and $16.0 million at June 30, 2005. Increases in non-performing assets from December 31, 2005, were primarily due a $4.3 million increase in other real estate owned (“OREO”), a $4.7 million increase in non-accrual loans and a $1.2 million increase in past due 90 days or more still accruing loans.  Non-performing assets include accruing loans past due 90 days or more, non-accrual loans, and other real estate owned.  The allowance for loan losses was $65.1 million at June 30, 2006, and represented the amount that the Company believes to be sufficient to absorb loan losses inherent in the Company’s loan portfolio.  The allowance for loan losses represented 1.21% of period-end gross loans and 273% of non-performing loans at June 30, 2006.  The comparable ratios were 1.30% of gross loans and 337% of non-performing loans at December 31, 2005.

The following table sets forth the breakdown of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	June 30, 2006	December 31, 2005

Non-performing assets
Accruing loans past due 90 days or more	$3,315	$2,106
Non-accrual loans	20,491	15,799

Total non-performing loans	23,806	17,905
Other real estate owned	4,347	—

Total non-performing assets	$28,153	$17,905

Troubled debt restructurings	$2,740	$3,088

Non-performing assets as a percentage of gross loans and OREO	0.52%	0.39%
Allowance for loan losses as a percentage of gross loans and leases	1.21%	1.30%
Allowance for loan losses as a percentage of non-performing loans	273%	337%

Non-accrual Loans

Non-accrual loans increased by $4.7 million to $20.5 million at June 30, 2006, from $15.8 million at December 31, 2005.

The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	June 30, 2006		December 31, 2005

	Real Estate (1)	Commercial	Real Estate (1)	Commercial

	(In thousands)
Type of Collateral
Single/ multi-family residence	$5,710	$—	$—	$—
Commercial real estate	3,807	1,474	5,857	2,044
UCC	—	9,304	—	7,796
Unsecured	—	196	—	102

Total	$9,517	$10,974	$5,857	$9,942

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

The following table presents non-accrual loans by type of businesses in which the borrowers are engaged, as of the dates indicated:

	June 30, 2006		December 31, 2005

	Real Estate (1)	Commercial	Real Estate (1)	Commercial

	(In thousands)
Type of Business
Real estate development	$9,404	$—	$3,817	$—
Wholesale/Retail	66	1,103	2,040	2,056
Food/Restaurant	—	4,996	—	2,214
Import/Export	—	4,842	—	5,672
Other	47	33	—	—

Total	$9,517	$10,974	$5,857	$9,942

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

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

Troubled debt restructurings decreased to $2.7 million at June 30, 2006, from $3.1 million at December 31, 2005.

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

Four loans totaling $495,000 acquired as part of the acquisition of GEB were determined to be impaired and therefore within the scope of Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.  These four loans were recorded at their net realizable value of $495,000 without any allocation of the allowance for loan losses. The remainder of the loan portfolio was comprised of loans not considered to be impaired and therefore excluded from the scope of SOP 03-3.

The Company identified impaired loans with a recorded investment of $20.5 million at June 30, 2006, compared with $15.8 million at year-end 2005.  The Company considers all nonaccrual loans to be impaired.  The following table presents impaired loans and the related allowance, as of the dates indicated:

	At June 30, 2006	At December 31, 2005

	(In thousands)
Balance of impaired loans with no allocated allowance	$16,349	$15,676
Balance of impaired loans with an allocated allowance	4,142	123

Total recorded investment in impaired loans	$20,491	$15,799

Amount of the allowance allocated to impaired loans	$1,992	$16

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

There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of June 30, 2006, or December 31, 2005.

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

The allowance for loan losses totaled $65.1 million at June 30, 2006, and represented the amount needed to maintain an allowance that we believe to be sufficient to absorb loan losses inherent in the Company’s loan portfolio.  The allowance for loan losses represented 1.21% of period-end gross loans and 273% of non-performing loans at June 30, 2006.  The comparable ratios were 1.30% of year-end 2005 gross loans and 337% of non-performing loans at December 31, 2005.

The following table sets forth information relating to the allowance for loan losses for the periods indicated:

(Dollars in thousands)	For the six months ended June 30, 2006	For the year ended December 31, 2005

Balance at beginning of period	$60,251	$62,880
Provision/(reversal) of loan losses	3,000	(500)
Loans charged off	(809)	(5,215)
Recoveries of loans charged off	663	3,086
Addition from Great Eastern Bank	2,001	—

Balance at end of period	$65,106	$60,251

Average loans outstanding during the period	$5,063,174	$4,165,301
Total gross loans outstanding, at period-end	$5,402,938	$4,647,815
Total non-performing loans, at period-end	$23,806	$17,905
Ratio of net charge-offs to average loans outstanding during the period (annualized)	0.01%	0.05%
Provision/(reversal) for loan losses to average loans outstanding during the period (annualized)	0.12%	-0.01%
Allowance to non-performing loans, at period-end	273.49%	336.50%
Allowance to gross loans, at period-end	1.21%	1.30%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

	June 30, 2006		December 31, 2005

(Dollars in thousands)	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans

Type of Loans:
Commercial loans	$35,294	21.3%	$33,401	24.5%
Residential mortgage loans	1,142	8.8	1,055	9.0
Commercial mortgage loans	23,316	57.8	20,516	55.0
Real estate construction loans	5,345	11.5	5,265	10.9
Installment loans	5	0.3	10	0.3
Other loans	4	0.3	4	0.3

Total	$65,106	100%	$60,251	100%

The allowance allocated to commercial loans increased from $33.4 million at December 31, 2005, to $35.3 million at June 30, 2006 due to the increase in total commercial loans and the increase in total commercial non-accrual loans during the first half of 2006.  Non-accrual commercial loans by collateral type comprised 53.6% of nonaccrual loans at June 30, 2006 compared to 62.9% at December 31, 2005.

The allowance allocated to residential mortgage loans increased slightly from $1.06 million at December 31, 2005, to $1.14 million at June 30, 2006.

The allowance allocated to commercial mortgage loans increased from $20.5 million at December 31, 2005, to $23.3 million at June 30, 2006, due to the strong loan growth, the acquisition of GEB, as well as an increase in classified credits during the first half of 2006.  As of June 30, 2006,  there were $3.9 million commercial mortgage loans on non-accrual status.  Non-accrual commercial mortgage loans comprised 19.1% of nonaccrual loans at June 30, 2006.

The allowance allocated to construction loans has increased from $5.27 million at December 31, 2005, to $5.35 million at June 30, 2006.  The allowance allocated to construction loans as a percentage of total construction loans decreased slightly to 0.9% of construction loans at June 30, 2006, from 1.0% of construction loans at December 31, 2005.  At June 30, 2006, there was one construction loan of $5.6 million on non-accrual status which comprised 27.3% of nonaccrual loans.

Allowances for other risks of potential loan losses equaling $2.4 million as of June 30, 2006, compared to $4.3 million at December 31, 2005, have been included in the allocations above.  The Bank has set aside this amount to cover the risk factors of higher energy prices on the ability of its borrowers to service their loans.  At December 31, 2005, the Bank had also set aside an amount to cover the risk from the impact of the increased competition on the Bank’s borrowers in the textile industry as a result of the lifting of textile quotas on Chinese manufacturers.  However, based on an assessment during the first quarter of 2006 of its borrowers in the textile industry, the Bank believes that its normal risk identification procedures now fully capture this type of credit exposure.  Based on the assessment of the risk of higher energy prices on the ability of the Bank’s borrowers to service their loans, management has determined that the allowance of $2.4 million at June 30, 2006 was appropriate.

Deposits

Total deposits increased $337.6 million, or 6.9%, from $4.9 billion at December 31, 2005, to $5.3 billion at June 30, 2006 of which $294.0 million resulted from the acquisition of GEB on April 7, 2006.  Non-interest-bearing demand deposits, interest-bearing demand deposits, and savings deposits comprised 37.7% of total deposits at June 30, 2006, time deposit accounts of less than $100,000 comprised 14.9% of total deposits, while the remaining 47.4% was comprised of time deposit accounts of $100,000 or more.  Due to the continued increases in interest rates through  2006, the Company’s lower yielding interest bearing deposits have decreased.

The following tables display the deposit mix as of the dates indicated:

Deposits	June 30, 2006	% of Total	December 31, 2005	% of Total	%Change

	(Dollars in thousands)
Non-interest-bearing demand	$742,018	14.1%	$726,722	14.8%	2.1%
NOW	238,385	4.5	240,885	4.9	(1.0)
Money market	606,352	11.5	523,076	10.6	15.9
Savings	397,242	7.6	364,793	7.4	8.9
Time deposits under $100,000	781,292	14.9	641,411	13.1	21.8
Time deposits of $100,000 or more	2,488,621	47.4	2,419,463	49.2	2.9

Total deposits	$5,253,910	100.0%	$4,916,350	100.0%	6.9%

At June 30, 2006, the Company has $82.4 million of brokered deposits compared to no brokered deposits at December 31, 2005.

Borrowings

Borrowings include securities sold under agreements to repurchase, Federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, borrowing from other financial institutions and junior subordinated notes issued.

Federal funds purchased were $44.0 million with a weighted average rate of 5.26% as of June 30, 2006, compared to $119.0 million with a weighted average rate of 4.21% as of December 31, 2005.

Securities sold under agreements to repurchase were $400.0 million with a weighted average rate of 4.25% as of June 30, 2006, compared to $200.0 million with a weighted average rate of 3.41% at December 31, 2005.  The Company has entered into eight long-term transactions involving the sale of securities under repurchase agreements totaling $400.0 million for five years. The rates are all initially floating rate for the first year at the three-month LIBOR minus 100 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.35% to 4.79%. After the initial one year period, the counterparties have the right to terminate the transaction at par at the first anniversary date and quarterly thereafter.

Total advances from the FHLB of San Francisco were $707.6 million at June 30, 2006,  and $215.0 million at December 31, 2005.  Advances of $600.0 million will mature within the next four months.  All other FHLB advances will mature in five years.  These advances are non-callable with fixed interest rates, with a weighted average rate of 5.24%, as of June 30, 2006, and 4.29% as of December 31, 2005.

On May 31, 2005, Cathay General Bancorp entered into a $30.0 million 364-day unsecured revolving loan agreement with a commercial bank bearing an interest rate of LIBOR plus 90 basis points and a commitment fee of 12.5 basis points on unused commitments. On May 31, 2006, the loan was renewed for 364 days and the amount increased to $50.0 million.  At June 30, 2006, $28.0 million was outstanding with a weighted average rate of 6.06%, compared to $20.0 million outstanding with a weighted average rate of 5.18% at December 31, 2005.

The Junior Subordinated Notes issued by the Company totaled $54.0 million with a weighted average rate of 8.50% at June 30, 2006, and $54.0 million with a weighted average rate of 7.55% at December 31, 2005.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of June 30, 2006. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

	(Dollars in thousands)
Contractual obligations:
Deposits with stated maturity dates	$3,071,084	$184,037	$14,775	$17	$3,269,913
Federal funds purchased	44,000	—	—	—	44,000
Securities sold under agreements to repurchase (1)	—	—	400,000	—	400,000
Advances from the Federal Home Loan Bank	600,000	—	107,580	—	707,580
Other borrowings	28,000	—	—	19,982	47,982
Junior subordinated notes	—	—	—	54,006	54,006
Operating leases	6,410	10,585	6,014	11,277	34,286

Total contractual obligations and other commitments	$3,749,494	$194,622	$528,369	$85,282	$4,557,767

(1)	These repurchase agreements have a final maturity of five years from origination date but are callable on a quarterly basis after one year.

Capital Resources

Stockholders’ equity of $861.9 million at June 30, 2006, increased by $88.3 million,  or 11.4%, compared to $773.6 million at December 31, 2005.  The following table summarizes the increase in stockholders’ equity:

(Dollars in thousands)	Six months ended June 30, 2006

Net income	$56,388
Proceeds from shares issued to the Dividend Reinvestment Plan	1,400
Proceeds from exercise of stock options	1,496
Tax benefits from stock-based compensation expense	700
Share-based compensation	3,883
Equity consideration for Great Eastern Bank merger	44,700
Changes in other comprehensive income	(11,117)
Cash dividends paid	(9,150)

Net increase in stockholders’ equity	$88,300

On March 18, 2005, the Company announced that its Board of Directors had approved a new stock repurchase program to buyback up to an aggregate of one million shares of the Company’s common stock following the completion of the Company’s current stock buyback authorization.  During 2005, the Company repurchased 548,297 shares for $18.3 million at an average price of $33.40.  No shares were repurchased during the six months of 2006.  At June 30, 2006, 451,703 shares remain under the Company’s March 2005 stock buyback authorization.

The Company declared a cash dividend of 9 cents per share in January 2006 on 50,198,389 shares outstanding and in April 2006 declared a cash dividend of 9 cents per share on 51,472,014 shares outstanding.  On July 20, 2006, the Company declared a cash dividend of 9 cents per share on 51,512,705 shares outstanding.  Total cash dividends paid in 2006, including the $4.6 million paid in July, amounted to $13.8 million.

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of June 30, 2006.  In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Company’s capital and leverage ratios as of June 30, 2006, and December 31, 2005:

	Cathay General Bancorp

	June 30, 2006		December 31, 2005

(Dollars in thousands)	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$613,334	9.45	$584,311	10.61
Tier 1 capital minimum requirement	259,507	4.00	220,324	4.00

Excess	$353,827	5.45	$363,987	6.61

Total capital (to risk-weighted assets)	$678,117	10.45	$645,329	11.72
Total capital minimum requirement	519,014	8.00	440,647	8.00

Excess	$159,103	2.45	$204,682	3.72

Tier 1 capital (to average assets)
– Leverage ratio	$613,334	8.85	$584,311	9.80
Minimum leverage requirement	277,229	4.00	238,420	4.00

Excess	$336,105	4.85	$345,891	5.80

Risk-weighted assets	$6,487,672		$5,508,093
Total average assets (1)	$6,930,719		$5,960,496

(1)

The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

The following table presents the Bank’s capital and leverage ratios as of June 30, 2006, and December 31, 2005:

	Cathay Bank

	June 30, 2006		December 31, 2005

(Dollars in thousands)	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$630,921	9.75	$587,787	10.70
Tier 1 capital minimum requirement	258,907	4.00	219,658	4.00

Excess	$372,014	5.75	$368,129	6.70

Total capital (to risk-weighted assets)	$697,011	10.77	$648,805	11.81
Total capital minimum requirement	517,814	8.00	439,316	8.00

Excess	$179,197	2.77	$209,489	3.81

Tier 1 capital (to average assets)
– Leverage ratio	$630,921	9.13	$587,787	9.88
Minimum leverage requirement	276,547	4.00	237,890	4.00

Excess	$354,374	5.13	$349,897	5.88

Risk-weighted assets	$6,472,673		$5,491,450
Total average assets (1)	$6,913,683		$5,947,243

(1)

The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace.  Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”).  At June 30, 2006, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) was at 14.6%, which increased from 13.5% at year-end 2005.

To supplement its liquidity needs, the Bank maintains a total credit line of $227.0 million for federal funds with three correspondent banks, and master agreements with brokerage firms for the sale of securities subject to repurchase.  The Bank is also a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary.  As of June 30, 2006, based on collateral pledged, the Bank had a total credit line with the FHLB of San Francisco totaling $756.1 million.  The total credit outstanding with the FHLB of San Francisco at June 30, 2006, was $729.4 million.  These borrowings are secured by real estate loans.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and investment securities available-for-sale unpledged. At June 30, 2006, such assets at fair value totaled $1.39 billion, with $870.7 million pledged as collateral for borrowings and other commitments. The remaining $519.5 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 94% of the Company’s time deposits are maturing within one year or less as of June 30, 2006.  Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace.  However, based on our historical runoff experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits.  Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The Bancorp obtains funding for its activities primarily through borrowings under its $50.0 million revolving line of credit with another commercial bank, dividend income contributed by the Bank and proceeds from the issuance of securities, including proceeds from the issuance of its common stock pursuant to its Dividend Reinvestment Plan and the exercise of stock options.  Dividends paid to the Bancorp by the Bank are subject to regulatory limitations.  The business activities of the Bancorp consist primarily of the operation of the Bank with limited activities in other investments.  Management believes the Bancorp’s liquidity generated from its prevailing sources is sufficient to meet its operational needs.

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

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of June 30, 2006:

	Net Interest Income Volatility (1)	Market Value of Equity Volatility (2)

Change in Interest Rate (Basis Points)	June 30, 2006	June 30, 2006

+200	6.14	-8.81
+100	3.06	-4.54
-100	-4.27	7.34
-200	-8.44	13.77

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

On March 21, 2000, the Company entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. The purpose of the hedge was to provide a measure of stability in the future cash receipts from such loans over the term of the swap agreement, which matured on March 21, 2005.  Amounts paid or received on the interest rate swap were reclassified into earnings upon the receipt of interest payments in the underlying hedged loans, including amounts totaling $0.2 million that were reclassified into earnings during the six months ended June 30, 2005.  There was no such amount recorded during the quarter ended June 30, 2005.

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

To mitigate risks associated with changes to the fair value of $25.8 million of Three Year CDs, on January 18, 2005, the Bank entered into swaptions that would terminate in 2007 and that could also be terminated after one year from the initial issuance of the Three Year CDs at the election of the counterparty in exchange for a cash payment of $163,000.  For the initial term of the swaptions, the Bank would receive interest at a weighted average fixed rate of 2.39% and would pay interest at a rate of LIBOR less 12.5 basis points.  All of these swaptions were initially designated as fair value hedges.  There was a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Three Year CDs.  On May 9, 2005, the Company terminated the $25.8 million swaptions related to the Three Year CDs by making a cash payment of $163,000.  The changes in fair values of the Three Year CD’s and the $25.8 million swaptions were recorded in income through the date the swaptions were terminated.  This included a net realized gain on the swaptions of $137,000 and the net realized loss on the Three Year CDs of $135,000 have been recorded in income for the second quarter of 2005.  The net realized gain or loss was zero on the swaptions and zero for the Three Year CD’s for the first six months of 2005.

The periodic net settlement of swaptions is recorded as an adjustment to net interest income.  These swaptions increased net interest income by $8,000 for the quarter and $94,000 for the six months ended June 30, 2005.

In April 2005, the Bank took in a total of $8.9 million in one year certificates of deposit that pay a minimum interest of 0.5% plus additional interest tied to 60% of the appreciation of four foreign currencies against the US dollar.  Under SFAS No. 133, a certificate of deposit that pays interest based on changes in exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit).  These foreign currency linked certificates of deposits matured in April 2006.  The related embedded derivative also expired at the same time.  The net impact on the consolidated statement of income related to these currency linked certificates of deposit was a decrease to income of $82,000 for the six months and $16,000 for the three months ended June 30, 2006.

In April 2006, the Bank took in a total of $4.1 million in six month certificates of deposit that pay a minimum interest of 0.5% plus additional interest tied to 60% of the appreciation of a foreign currency against the US dollar.  Under SFAS No. 133, a certificate of deposit that pays interest based on changes in exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit).  The fair value of the embedded derivative at June 30, 2006 was $48,000 and is included in interest-bearing deposits in the consolidated balance sheet.  The Bank purchased currency options with a fair value at June 30, 2006, of $35,000 to manage its exposure to the appreciation of this foreign currency.  The net impact on the consolidated statement of income related to these currency linked certificates of deposit was $88,000 for the quarter ended and for the six months ended June 30, 2006.

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

There is no material change from risk factors as previously disclosed in the registrant’s 2005 Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 (April 1, 2006 - April 30, 2006)	NONE			451,703
Month #2 (May 1, 2006 - May 31, 2006)	NONE			451,703
Month #3 (June 1, 2006 - June 30, 2006)	NONE			451,703
Total	NONE			451,703

On March 18, 2005, the Company announced that its Board of Directors had approved a new stock repurchase program to buyback up to an aggregate of one million shares of the Company’s common stock following the completion of the Company’s current stock buyback authorization.  During 2005, the Company repurchased 548,297 shares for $18.3 million at an average price of $33.40.  No shares were repurchased during the six months of 2006.  At June 30, 2006, 451,703 shares remain under the Company’s March 2005 stock buyback authorization.

In April, 2006, in connection with its acquistion of Great Eastern Bank and in exchange for 765,214 shares of Great Eastern Bank that had been tendered by Great Eastern Bank shareholders who were accredited investors, the Company issued 1,181,164 shares of its common stock, par value $.01 per share, to such Great Eastern Bank shareholders. Those shares were subsequently registered by a registration statement on Form S-3 filed with the Securities and Exchange Commission.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders of Cathay General Bancorp was held on April 17, 2006, for the purpose of considering and acting upon the following:

Election of Directors:  Four directors were elected as Class I directors to serve until the 2009 Annual Meeting and the votes cast for or withheld were as follows:

	FOR	%	WITHHELD

Michael M.Y. Chang	40,564,788	94.4	2,417,212
Anthony M. Tang	41,114,873	95.7	1,867,126
Thomas G. Tartaglia	41,284,427	96.1	1,697,571
Peter Wu	40,851,684	95.0	2,130,358

Other Directors whose terms of office continued after the meeting:

Term ending in 2007 (Class II)	Term ending in 2008 (Class III)

Kelly L. Chan	Patrick S.D. Lee
Dunson K. Cheng	Ting Y. Liu
Thomas C.T. Chiu	Nelson Chung
Joseph C.H. Poon

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(i)	Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iii)	Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(iv)	Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp

(Registrant)

Date: August 9, 2006	By	/s/ Dunson K. Cheng

Dunson K. Cheng
Chairman, President, and
Chief Executive Officer

Date: August 9, 2006	By	/s/ Heng W. Chen

Heng W. Chen
Executive Vice President and
Chief Financial Officer