Form 10-Q
period 2006-09-30
CATHAY GENERAL BANCORP
filed 2006-11-08
CIK 861842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

          Common stock, $.01 par value, 51,820,921 shares outstanding as of October 31, 2006.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
3RD QUARTER 2006 REPORT ON FORM 10-Q
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

These and other factors are further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (at Item 1A in particular), its reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings it makes in the future with the SEC from time to time.  Actual results in any future period may also vary from the past results discussed in this report.  Given these risks and uncertainties, we caution readers not to place undue reliance on any forward-looking statements, which speak as of the date of this report.  The Company has no intention and undertakes no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

The Company’s filings with the SEC are available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov, or by requests directed to Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012, Attn: Investor Relations (213) 625-4749.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005	% change

	(In thousands, except share and per share data)
Assets
Cash and due from banks	$108,649	$109,275	(1)
Securities available-for sale, at fair value (amortized cost of $1,465,688 at September 30, 2006 and $1,240,308 at December 31, 2005)	1,444,425	1,217,438	19
Loans	5,521,085	4,647,815	19
Less: Allowance for loan losses	(64,380)	(60,251)	7
Unamortized deferred loan fees, net	(14,018)	(12,733)	10

Loans, net	5,442,687	4,574,831	19
Federal Home Loan Bank stock	35,140	29,698	18
Other real estate owned, net	4,347	—	100
Affordable housing investments, net	75,899	80,211	(5)
Premises and equipment, net	65,148	30,290	115
Customers’ liability on acceptances	26,923	16,153	67
Accrued interest receivable	34,351	24,767	39
Goodwill	305,991	239,527	28
Other intangible assets, net	43,258	41,508	4
Other assets	47,248	33,805	40

Total assets	$7,634,066	$6,397,503	19

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$783,902	$726,722	8
Interest-bearing deposits:
NOW deposits	223,776	240,885	(7)
Money market deposits	609,072	523,076	16
Savings deposits	352,799	364,793	(3)
Time deposits under $100,000	957,625	641,411	49
Time deposits of $100,000 or more	2,540,414	2,419,463	5

Total deposits	5,467,588	4,916,350	11

Federal funds purchased	10,000	119,000	(92)
Securities sold under agreement to repurchase	400,000	200,000	100
Advances from the Federal Home Loan Bank	595,180	215,000	177
Other borrowings from financial institutions	35,000	20,000	75
Other borrowings for affordable housing investments	20,011	20,507	(2)
Long-term debt	104,125	53,976	93
Acceptances outstanding	26,923	16,153	67
Minority interest in consolidated subsidiary	8,500	8,500	—
Other liabilities	63,929	54,400	18

Total liabilities	6,731,256	5,623,886	20

Commitments and contingencies	—	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 52,927,191 issued and 51,548,829 outstanding at September 30, 2006 and 51,569,451 issued and 50,191,089 outstanding at December 31, 2005	529	516	3
Additional paid-in-capital	453,110	416,685	9
Unearned compensation	—	(18,564)	(100)
Accumulated other comprehensive loss, net	(12,323)	(13,254)	(7)
Retained earnings	494,805	421,545	17
Treasury stock, at cost (1,378,362 shares at September 30, 2006 and at December 31, 2005)	(33,311)	(33,311)	—

Total stockholders’ equity	902,810	773,617	17

Total liabilities and stockholders’ equity	$7,634,066	$6,397,503	19

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable	$110,321	$74,468	$304,566	$202,989
Securities available-for-sale - taxable	17,779	13,464	46,305	46,998
Securities available-for-sale - nontaxable	687	884	2,116	2,828
Federal Home Loan Bank stock	383	—	1,100	626
Agency preferred stock	295	201	799	504
Federal funds sold and securities purchased under agreements to resell	30	9	160	220
Deposits with banks	105	101	259	281

Total interest and dividend income	129,600	89,127	355,305	254,446

INTEREST EXPENSE
Time deposits of $100,000 or more	27,983	17,349	73,810	40,203
Other deposits	15,376	8,033	37,983	23,489
Securities sold under agreements to repurchase	4,658	—	11,183	14
Advances from Federal Home Loan Bank	8,621	2,073	19,315	8,978
Long-term debt	1,207	917	3,359	2,544
Short-term borrowings	1,072	697	2,780	1,208

Total interest expense	58,917	29,069	148,430	76,436

Net interest income before provision for loan losses	70,683	60,058	206,875	178,010
(Reversal)/provision for loan losses	(1,000)	(1,000)	2,000	(500)

Net interest income after (reversal)/provision for loan losses	71,683	61,058	204,875	178,510

NON-INTEREST INCOME
Securities (losses) gains, net	206	169	236	1,291
Letters of credit commissions	1,441	1,057	4,046	3,090
Depository service fees	1,138	1,450	3,630	4,348
Gain on sale of premises and equipment	—	—	—	958
Other operating income	2,619	3,177	8,317	7,618

Total non-interest income	5,404	5,853	16,229	17,305

NON-INTEREST EXPENSE
Salaries and employee benefits	15,949	13,393	46,060	38,834
Occupancy expense	2,637	2,433	7,444	6,610
Computer and equipment expense	1,876	1,672	5,544	5,247
Professional services expense	2,176	2,200	5,396	5,586
FDIC and State assessments	259	249	761	745
Marketing expense	723	483	2,328	1,638
Other real estate owned expense (income)	16	92	513	(10)
Operations of affordable housing investments	1,429	1,025	4,027	2,990
Amortization of core deposit intangibles	1,801	1,404	4,778	4,550
Other operating expense	2,517	2,038	6,928	5,606

Total non-interest expense	29,383	24,989	83,779	71,796

Income before income tax expense	47,704	41,922	137,325	124,019
Income tax expense	17,046	15,237	50,279	46,640

Net income	30,658	26,685	87,046	77,379

Other comprehensive gain (loss), net of tax
Unrealized holding gains (losses) arising during the period	12,181	(8,488)	1,040	(12,813)
Unrealized losses on cash flow hedge derivatives	—	—	—	(120)
Less: reclassification adjustments included in net income	133	360	109	733

Total other comprehensive gain (loss), net of tax	12,048	(8,848)	931	(13,666)

Total comprehensive income	$42,706	$17,837	$87,977	$63,713

Net income per common share:
Basic	$0.60	$0.53	$1.71	$1.53
Diluted	$0.59	$0.53	$1.69	$1.52
Cash dividends paid per common share	$0.09	$0.09	$0.27	$0.27
Basic average common shares outstanding	51,507,434	50,128,113	51,046,270	50,441,988
Diluted average common shares outstanding	52,111,032	50,540,463	51,637,975	50,870,362

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30

	2006	2005

	(In thousands)
Cash Flows from Operating Activities
Net income	$87,046	$77,379
Adjustments to reconcile net income to net cash provided by operting activities:
Provision/(reversal) for loan losses	2,000	(500)
Provision for losses on other real estate owned	283	—
Deferred tax (benefit)/liability	(1,938)	(658)
Depreciation	2,698	2,270
Net gains on sale of other real estate owned	—	(155)
Net gains on sale of loans	(213)	(362)
Proceeds from sale of loans	4,232	5,401
Originations of loans held for sale	(3,934)	—
Write-down on venture capital investments	876	1,041
Gain on sales and calls of securities available-for-sale	(236)	(2,332)
Increase in fair value of warrants	(909)	—
Other non-cash interest	860	943
Amortization of security premiums, net	2,806	4,658
Amortization of other intangibles assets	4,865	4,640
Excess tax benefit from stock options	(411)	795
Stock based compensation expense	6,016	4,991
Gain on sale of premises and equipment	—	(958)
Increase in deferred loan fees, net	1,221	816
Increase in accrued interest receivable	(8,074)	(42)
Decrease in other assets, net	3,618	11,238
Increase/(decrease) in other liabilities	7,504	(13,298)

Net cash provided by operating activities	108,310	95,867
Cash Flows from Investing Activities
Purchase of investment securities available-for-sale	(388,101)	(8,786)
Proceeds from maturity and call of investment securities available-for-sale	78,175	13,313
Proceeds from sale of investment securities available-for-sale	5,408	40,332
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	124,167	430,002
Exercise of warrants to acquire common stock	(2,209)	—
Proceeds from sale of common stock investments	3,679	—
Purchase of Federal Home Loan Bank stock	(5,312)	(2,456)
Redemption of Federal Home Loan Bank stock	1,295	—
Net increase in loans	(661,223)	(546,281)
Purchase of premises and equipment	(17,208)	(4,882)
Proceeds from sales of premises and equipment	—	2,841
Proceeds from sale of other real estate owned	—	1,124
Partnership contributions made for investments in affordable housing partnerships	(5,668)	(9,228)
Cash and cash equivalents paid in acquisitions, net of cash acquired	(25,810)	(87)

Net cash used in investing activities	(892,807)	(84,108)

Cash Flows from Financing Activities
Net decrease in demand deposits, NOW accounts, money market and saving deposits	(64,210)	(127,827)
Net increase in time deposits	321,401	390,706
Net increase/(decrease) in federal funds purchased and securities sold under agreement to repurchase	91,000	(3,000)
Advances from Federal Home Loan Bank	2,097,230	795,000
Repayment of Federal Home Loan Bank borrowings	(1,717,050)	(1,040,000)
Cash dividends	(13,786)	(13,640)
Repurchase of preferred stock of subsidiary	—	(119)
Proceeds from other borrowings	15,000	20,000
Issuance of subordinated note	50,000	—
Proceeds from shares issued to Dividend Reinvestment Plan	2,002	2,308
Excess tax benefits from share-based payment arrangements	411	—
Proceeds from exercise of stock options	1,873	1,781
Purchase of treasury stock	—	(24,501)

Net cash provided by financing activities	783,871	708

Increase in cash and cash equivalents	(626)	12,467
Cash and cash equivalents, beginning of the period	109,275	86,133

Cash and cash equivalents, end of the period	$108,649	$98,600

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$138,921	$74,177
Income taxes	$53,134	$67,507
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$931	$(13,547)
Net change in unrealized gains on cash flow hedge derivatives, net of tax	$—	$(120)
Transfers to other real estate owned	$3,087	$969

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business

Cathay General Bancorp (the “Bancorp”) is the holding company for Cathay Bank (the “Bank”), five limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc., (together the “Company” or “we”, “us,” or “our”).  The Bancorp also owns 100% of the common stock of three statutory business trusts created for the purpose of issuing capital securities.  The Bank was founded in 1962 and offers a wide range of financial services.  As of September 30, 2006, the Bank operates twenty branches in Southern California, ten branches in Northern California, two branches in Washington State, nine branches in New York State, one branch in Massachusetts, one branch in Houston, Texas, one loan production office in Dallas, Texas and representative offices in Taipei, Hong Kong, and Shanghai.  As of October 18, 2006, the Bank also has three branches in Chicago, Illinois.

2. Acquisitions and Investments

On October 18, 2006 the Company completed the acquisition of Chicago-based New Asia Bancorp (“NAB”) for cash of $12.9 million and 291,210 shares of Cathay General Bancorp common stock valued at $10.5 million.  As of September 30, 2006, New Asia Bancorp had $142.2 million in assets and $11.9 million in stockholders’ equity. Chicago is the third largest city in the country and an important component in the Company’s national expansion strategy. This acquisition will present a new market opportunity for the Company.

On April 7, 2006, the acquisition date, the Company purchased through a tender offer 84.1% of the common stock of Great Eastern Bank (“GEB”)  for cash of $40.2 million and 1,181,164 shares of Cathay General Bancorp common stock valued at $44.7 million.  The measurement date for the value of the shares of Cathay General Bancorp common stock issued was March 31, 2006, the earliest date on which the number of shares to be issued became fixed.  Following regulatory approval and a special shareholders meeting of GEB, the merger of GEB into Cathay Bank was completed on May 15, 2006 and the remaining 15.9% of GEB’s common shares was purchased for cash of $16.1 million. The Company made this acquisition to expand its presence in New York City.  The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”  The assets acquired and liabilities assumed were recorded by the Company at their fair values at April 7, 2006 when 84.1% of GEB’s stock was acquired.  Because the second step of the acquisition was completed on May 15, 2006, shortly after the acquisition of 84.1% of GEB, the fair values as of April 7, 2006 were used to record both steps of the acquisition. The results of GEB’s operations have been included in the consolidated financial statements since the date of the acquisition of April 7, 2006:

Great Eastern Bank

Assets acquired:
Cash and cash equivalents	$30,475
Securities available-for-sale	61,772
Loans, net	213,841
Premises and equipment, net	20,348
Goodwill	66,464
Core deposit intangible	6,566
Acceptance outstanding	1,593
Other assets	6,077

Total assets acquired	407,136

Liabilities assumed:
Deposits	294,047
Acceptance outstanding	1,593
Accrued interest payable	185
Other liabilities	10,326

Total liabilities assumed	306,151

Net assets acquired	$100,985

Cash paid for 84.1% of common stock of GEB through tender offer on April 07, 2006	$40,177
Cash paid for 15.9% of common stock of GEB on May 15, 2006	16,108
Fair value of common stock issued	44,700

Total consideration paid	$100,985

Four loans  acquired as part of the acquisition of GEB were determined to be impaired and therefore within the scope of Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.  These four loans were recorded at their net realizable value of $495,000 without any allocation of the allowance for loan losses. The remainder of the loan portfolio was comprised of loans not considered to be impaired and therefore excluded from the scope of SOP 03-3. In addition, the estimated other costs related to the acquisition were recorded as a liability at closing when allocating the related purchase price.  Total consideration paid, including direct transaction costs, exceeds the fair value of the new assets acquired by $73.1 million.  This amount was recognized as intangible assets, consisting of goodwill of $66.5 million and a core deposit intangible of $6.6 million.  The core deposit intangible represents a component of the customer relationship intangible asset measured as the present value of the future cash flows derived from the difference between the risk free rate applied to the customer deposits and the rate paid on deposits as well as the cost to service these deposits.  The purchase price allocation is still preliminary and subject to final determination and valuation of the fair value of assets acquired and liabilities assumed.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized to expense over a fixed period of time, but will be tested for impairment on a regular basis.  None of the goodwill is expected to be deductible for tax purposes.  The core deposit intangible is amortized over its estimated economic life from 4 years to 9 years for various deposit categories.  Amortization expense for the core deposit premium was $400,000 for the third quarter and $575,000 for the nine months of 2006.

Goodwill related to GEB was decreased by $0.6 million during the third quarter of 2006 as a result of  a $1.6 million increase in the fair value of bank premises based on an updated appraisal, a $101,000 increase in the core deposit premium upon the finalization of the appraisal, a $536,000 lease reserve to adjust GEB’s above market leases to fair market value, and $568,000 in related income tax adjustments.

For each acquisition, we developed an integration plan for the consolidated company that addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The established plans are evaluated regularly during the integration process and modified as required. Merger and integration expenses are summarized in the following primary categories: (i) severance and employee-related charges; (ii) system conversion and integration costs, including contract termination charges; (iii) asset write-downs, lease termination costs for abandoned space and other facilities-related costs; and (iv) other charges. Other charges include investment banking fees, legal fees, other professional fees relating to due diligence activities and expenses associated with preparation of securities filings, as appropriate. These costs were included in the allocation of the purchase price at the acquisition date based on our formal integration plans.

The following table presents the activity in the merger-related liability account that was allocated to the purchase price related to the GEB merger for the nine months ended September 30, 2006:

(Dollar in thousands)	Severance and Employee-related	Asset Write-downs	Legal and Professional Fees	Lease Liability	Total

Balance at December 31, 2005	$—	$—	$—	$—	$—
Great Eastern Bank Merger	1,172	130	1,078	536	2,916
Non-cash write-downs and other	—	(130)	—	—	(130)
Cash outlays	(1,136)	—	(1,060)	(12)	(2,208)

Balance at September 30, 2006	$36	$—	$18	$524	$578

On March 31, 2006, Cathay Bank announced an agreement to buy a 20% stake in First Sino Bank, a Shanghai-based joint venture bank, for an estimated purchase price of $52.2 million.  This investment by Cathay Bank is subject to regulatory approval from the China Bank Regulatory Commission in China and Cathay Bank’s regulators in the United States and other customary closing conditions.  The Bank has received from the seller of the 20% stake in First Sino Bank an extension to the expiration date of the agreement from September 30, 2006 to November 15, 2006.

In May 2006, the Company purchased an additional 145,000 shares of the stock of Broadway Financial Corporation (the “BFC”), which is headquartered in Los Angeles, California for $1.7 million increasing its total ownership of Broadway Financial Corporation to 13.1%.  These shares have not been registered under the Securities Act of 1933 and may not be sold, offered for sale, pledged or hypothecated in the absence of an effective registration or an applicable exemption to registration.  The Company accounts for the BFC investment on the cost method due to the restricted nature of the shares and the less than 20% ownership.  As of September 30, 2006,  the investment in BFC totaled $2.6 million, which is included in other assets.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 requires registrants to quantify misstatements by using both the balance-sheet and income-statement approaches and to determine whether financial statement restatement is necessary.  SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006.  The Company has not completed its analysis to determine the impact on the Company’s consolidated financial statements from adoption of SAB 108.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, together with a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and requires a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  Market participant assumptions include assumptions about the risk, the effect of a restriction on the sale or use of an asset, and the effect of a nonperformance risk for a liability.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not completed its analysis to determine the impact on the Company’s consolidated financial statements from adoption of SFAS 157.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an Amendment of FASB Statement No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires a business entity that sponsors employer defined benefit plan measure plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position and recognize funded status as a component of other comprehensive income.  SFAS 158 is effective for fiscal years ending after December 15, 2006.  There will be no  impact on the Company’s consolidated financial statements from adoption of this standard since the Company does not provide defined benefit plan to its employees.

5. Derivative Financial Instruments

The Company enters into financial derivatives in order to mitigate exposure to interest rate risks related to its interest-earning assets and interest-bearing liabilities. The Company has received rights to acquire stock in the form of warrants as an adjunct to its high technology lending relationships.  All warrants with cashless exercise provision qualify as derivatives under SFAS No. 133.  Those warrants that qualify as derivatives are carried at fair value and are included in other assets on the consolidated balance sheets with the change in fair value included in current earnings.  The Company recognizes all derivatives on the balance sheet at fair value.  Fair value is based on dealer quotes or quoted prices from instruments with similar characteristics except warrant valuation which is based on Black-Scholes value model.  For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  For derivatives designated as fair value hedges, changes in the fair value of the derivatives are reflected in current earnings, together with changes in the fair value of the related hedged item, if there is a highly effective correlation between changes in the fair value of the derivatives and changes in the fair value of the hedged item.  If there is not a highly effective correlation, then only the changes in the fair value of the derivatives are reflected in the Company’s financial statements.

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

To mitigate risks associated with changes to the fair value of $25.8 million of Three Year CDs, on January 18, 2005, the Bank entered into swaptions that would terminate in 2007 and that could also be terminated after one year from the initial issuance of the Three Year CDs at the election of the counterparty in exchange for a cash payment of $163,000.   For the initial term of the swaptions, the Bank would receive interest at a weighted average fixed rate of 2.39% and would pay interest at a rate of LIBOR less 12.5 basis points.  All of these swaptions were initially designated as fair value hedges.  There was a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Three Year CDs.  On May 9, 2005, the Company terminated the $25.8 million swaptions related to the Three Year CDs by making a cash payment of $163,000.  The changes in fair values of the Three Year CD’s and the $25.8 million swaptions were recorded in income through the date the swaptions were terminated.  This included a net realized gain on the swaptions of $137,000 and the net realized loss on the Three Year CDs of $135,000 have been recorded in income for the second quarter of 2005.  The net realized gain or loss was zero on the swaptions and zero for the Three Year CDs for the first nine months of 2005.

The periodic net settlement of swaptions is recorded as an adjustment to net interest income.  These swaptions decreased net interest income by $83,000 for the quarter and increased net interest income by $11,000 for the nine months ended September 30, 2005.

In April 2005, the Bank took in a total of $8.9 million in one year certificates of deposit that pay a minimum interest of 0.5% plus additional interest tied to 60% of the appreciation of four foreign currencies against the US dollar.  Under SFAS No. 133, a certificate of deposit that pays interest based on changes in exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit).  These foreign currency linked certificates of deposits matured in April 2006.  The related embedded derivative also expired at the same time.  The net impact on the consolidated statement of income related to these currency linked certificates of deposit was a decrease to income of $82,000 for the nine months and zero for the three months ended September 30, 2006.  The net impact on the consolidated statement of income related to these currency linked certificates of deposit was an increase to income of $7,000 for the nine months and $20,000 for the three months ended September 30, 2005.

In April 2006, the Bank took in a total of $4.1 million in six month certificates of deposit that pay a minimum interest of 0.5% plus additional interest tied to 60% of the appreciation of a foreign currency against the US dollar.  Under SFAS No. 133, a certificate of deposit that pays interest based on changes in exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit).  The fair value of the embedded derivative at September 30, 2006 was $37,000 and is included in interest-bearing deposits in the consolidated balance sheet.  The Bank purchased currency options with a fair value at September 30, 2006, of $34,000 to manage its exposure to the appreciation of this foreign currency.  The net impact on the consolidated statement of income related to these currency linked certificates of deposit was an expense of $31,000 for the quarter ended September 30, 2006 and an expense of $119,000 for the nine months ended September 30, 2006.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share.   The following table sets forth basic and diluted earnings per share calculations and the average shares of stock options with anti-dilutive effect:

	For the three months ended September 30,		For the nine months ended September 30,

(Dollars in thousands, except share and per share data)	2006	2005	2006	2005

Net income	$30,658	$26,685	$87,046	$77,379
Weighted-average shares:
Basic weighted-average number of common shares outstanding	51,507,434	50,128,113	51,046,270	50,441,988
Dilutive effect of weighted-average outstanding common shares equivalents
Stock Options	597,959	412,350	586,044	428,374
Restricted Stock	5,639	—	5,661	—

Diluted weighted-average number of common shares outstanding	52,111,032	50,540,463	51,637,975	50,870,362

Average shares of stock options with anti-dilutive effect	1,481,394	1,939,185	1,526,181	1,618,080

Earnings per share:
Basic	$0.60	$0.53	$1.71	$1.53
Diluted	$0.59	$0.53	$1.69	$1.52

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

On January 1, 2006, the Company adopted revised SFAS No. 123R on a modified prospective basis and recorded in the first quarter of 2006 additional compensation expense of $36,000 for unvested stock options granted before January 1, 2003, based on the estimated fair value of all awards granted to employees before January 1, 2003.  In addition, SFAS No. 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited.  The Company estimated forfeitures to be 8% when it adopted SFAS 123R in the first quarter of 2006.  During 2003 through 2005, the Company recognized forfeitures as they occurred in accordance with SFAS 123.  The $138,000 cumulative effect of the change in accounting principle as of January 1, 2006 was recorded as a reduction of compensation expense in the Company’s consolidated statement of income.

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan.  Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options, or awarded non-vested stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis.  In May 2005, the stockholders of the Company approved the 2005 Incentive Plan which provides that 3,131,854 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, or as non-vested stock.  In conjunction with the approval of the 2005 Incentive Plan, the Bancorp agreed to cease granting awards under the Equity Incentive Plan.

As of September 30, 2006, the only options granted by the Company under the 2005 Incentive Plan were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant.  Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except for 245,060 shares granted on March 22, 2005 of which 30% vested immediately, 10% vested on November 20, 2005 and an additional 20% would vest on November 20, 2006, 2007 and 2008, respectively, and 264,694 shares granted on May 22, 2005 of which 40% vested on November 20, 2005 and an additional 20% would vest on November 20, 2006, 2007, and 2008, respectively.  If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards.   Stock options are typically granted in the first quarter of the year.  The Company expects to issue new shares to satisfy stock option exercises.

Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date for those options expected to vest, and is recognized as an expense over the vesting period of the grant.  The Company uses the Black-Scholes option pricing model to estimate the value of granted options.  This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate.  The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Option compensation expense totaled $5.8 million for the nine months ended September 30, 2006 and $5.0 million for the nine months ended September 30, 2005.  For the three months ended September 30, option compensation expense totaled $2.0 million for 2006 and $2.2 million for 2005.  Stock-based compensation is recognized ratably over the requisite service period for all awards.  Unrecognized stock-based compensation expense related to stock options totaled $22.5 million at September 30, 2006 and is expected to be recognized over the next 3.5 years.

The weighted average per share fair value on the date of grant of the options granted was $13.46 during the first nine months of 2006 and $12.83 for the first nine months of 2005.  There were no options granted during the third quarter of 2006 and the third quarter of 2005.  For options granted after 2004, the Company estimated the expected life of the options based on the average of the contractual period and the vesting period.  For options granted prior to 2005, the Company estimated the expected life of the options to be four years. The fair value of stock options during 2005 and 2006 has been determined using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended September 30,

	2006	2005

Expected life- number of years	6.50	6.23
Risk-free interest rate	4.39%	4.00%
Volatility	33.17%	34.40%
Dividend yield	1.20%	1.20%

If the compensation cost for the Company’s stock option plan had been determined with the fair value at the grant dates for all awards under the plan consistent with the method of SFAS No. 123R, “Share-Based Payment”, prior to January 1, 2006, the Company’s net income and earnings per share for the three months ended and for the nine months ended September 30, 2005 would have been reduced to the pro forma amounts indicated in the table below:

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005

Net income, as reported	$26,685	$77,379
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,255	2,892
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,317)	(3,078)

Pro forma net income	$26,623	$77,193

Earnings per share:
Basic – as reported	$0.53	$1.53
Basic – pro forma	0.53	1.53
Diluted – as reported	0.53	1.52
Diluted – pro forma	0.53	1.52

Cash received from exercises of stock options totaled $1.9 million from 89,776 exercised shares during the nine months ended September 30, 2006 and $1.8 million from 125,768 exercised shares during the nine months ended September 30, 2005.  Cash received from exercises of stock options totaled $377,000 from 18,694 exercised shares for the three months ended September 30, 2006 and $153,000 from 10,228 exercised shares for the three months ended September 30, 2005.  The fair value of stock options vested during the first quarter of 2006 was $4.4 million compared to $3.4 million for the first quarter of 2005.  The fair value of stock options vested during the second quarter of 2006 was $73,000 compared to $75,000 for the second quarter of 2005.  There were no stock options vested during the third quarter of 2006 and during the third quarter of 2005.  Aggregate intrinsic value for option exercised were $1.4 million during the nine months ended September 30, 2006 and $2.4 million during the nine months ended September 30, 2005.  The aggregate intrinsic value for option exercised were $315,000 during the third quarter of 2006 and $192,000 during the third quarter of 2005.   The table below summarizes stock option activity for the quarters ended March 31, June 30, and September 30, 2006:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance, December 31, 2005	4,316,112	$26.33

Granted	795,630	36.56
Forfeited	(60,007)	30.72
Exercised	(39,916)	18.73

Balance, March 31, 2006	5,011,819	$27.96	7.6	$48,513

Granted	12,000	38.26
Forfeited	(49,848)	30.48
Exercised	(31,166)	24.07

Balance, June 30, 2006	4,942,805	$27.99	7.4	$42,153

Granted	—	—
Forfeited	(45,250)	30.85
Exercised	(18,694)	20.06

Balance, September 30, 2006	4,878,861	$27.99	7.2	$40,576

Exercisable, September 30, 2006	2,113,303	$23.20	5.9	$27,946

At September 30, 2006, 2,205,983 shares were available under the Company’s 2005 Incentive Plan for future grants.  The following table shows stock options outstanding and exercisable as of September 30, 2006, the corresponding exercise prices, and the weighted-average contractual life remaining:

	Outstanding

Exercise Price	Shares	Weighted-Average Remaining Contractual Life (in Years)	Exercisable Shares

$8.25	43,900	2.0	43,900
10.63	123,560	3.3	123,560
11.06	10,240	3.3	10,240
11.34	10,240	6.3	10,240
15.05	140,372	4.3	140,372
16.28	175,328	5.4	137,400
17.23	25,938	1.3	25,938
17.29	10,240	5.3	10,240
19.93	346,824	6.3	201,680
21.09	10,240	4.3	10,240
22.02	445,298	4.1	445,298
24.80	928,066	7.1	355,120
28.70	583,000	7.4	236,800
32.18	3,000	7.5	1,200
32.26	40,000	7.7	16,000
32.47	245,060	8.5	98,024
33.54	264,694	8.6	105,877
33.81	3,000	8.7	600
36.90	348,745	9.3	—
36.24	414,230	9.3	—
37.00	676,886	8.4	136,974
38.26	12,000	9.6	—
38.38	18,000	8.1	3,600

	4,878,861	7.2	2,113,303

On January 25, 2006, the Company granted 30,000 shares of non-vested stock valued at the price of $36.24 per share to its Chairman of the Board, President and Chief Executive Officer.  The shares vest ratably over three years if certain annual performance criteria are met.  The stock compensation expense recorded was $91,000 for the three months and $242,000 for the nine months ended September 30, 2006.  Unrecognized stock-based compensation expense related to non-vested stock awards was $846,000 at September 30, 2006 and is expected to be recognized over the next 2.2 years.

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

	For the three months ended September 30,		For the nine months ended September 30,

(Dollars in thousands)	2006	2005	2006	2005

Benefit of tax deductions in excess of grant-date fair value	$48	$77	$411	$734
Benefit of tax deductions on grant-date fair value	84	4	195	61

Total benefit of tax deductions	$132	$81	$606	$795

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

(In thousands)	September 30, 2006	December 31, 2005

Commitments to extend credit	$1,790,491	$1,776,844
Standby letters of credit	63,576	56,555
Other letters of credit	74,039	79,900
Bill of lading guarantee	482	513

Total	$1,928,588	$1,913,812

As of September 30, 2006, $13.1 million unfunded commitments for affordable housing limited partnerships were recorded under other liabilities.

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

9. Line of Credit and Subordinated Note

On May 31, 2005, Cathay General Bancorp entered into a $30.0 million 364-day unsecured revolving loan agreement with a commercial bank bearing an interest rate of LIBOR plus 90 basis points and a commitment fee of 12.5 basis points on unused commitments. On May 31, 2006, this loan was renewed for 364 days and the amount increased to $50.0 million.  On September 29, 2006, in conjunction with the purchase of subordinated debt discussed below, this loan was further amended to reduce the commitment to $35.0 million until October 31, 2006 and to $10.0 million thereafter.  At September 30, 2006, $35.0 million was outstanding with a weighted average rate of 6.25% under this loan.

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction.  This instrument matures on September 29, 2016 and bears interest at a per annum rate based on the three month LIBOR plus 110 basis points, payable on a quarterly basis.  At September 30, 2006, the per annum interest rate on the subordinated debt was 6.47%.  The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated statement of financial condition.

10. Regulated Investment Company

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters.  Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs).        As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions.  While the Company continues to believe that the tax benefits recorded in three prior years with respect to its RIC were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative – Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties.  The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims.       As of September 30, 2006, the Company reflected a $12.1 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $7.9 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002.  Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $7.9 million net state tax receivable after giving effect to Federal tax benefits.

11.  Stock Repurchase Program

On March 18, 2005, the Company announced that its Board of Directors had approved a new stock repurchase program to buyback up to an aggregate of one million shares of the Company’s common stock following the completion of the Company’s current stock buyback authorization.  During 2005, the Company repurchased 548,297 shares for $18.3 million at an average price of $33.40.  No shares were repurchased during the nine months ended September 30, 2006.  At September 30, 2006, 451,703 shares remain under the Company’s March 2005 stock buyback authorization.

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

HIGHLIGHTS

•	Third quarter earnings increased $4.0 million, or 14.9%, compared to the same quarter a year ago.
•	Third quarter diluted earnings per share reached $0.59, increasing 11.3%, compared to the same quarter a year ago.
•	Return on average assets was 1.60% for the quarter ended September 30, 2006, compared to 1.59% for the quarter ended June 30, 2006, and compared to 1.74% for the same quarter a year ago.
•

Return on average stockholders’ equity was 13.76% for the quarter ended September 30, 2006, compared to 13.70% for the quarter ended June 30, 2006, and compared to 14.22% for the same quarter a year ago.

•	Gross loans increased by $118.1 million, or 2.2%, from $5.4 billion at June 30, 2006 to $5.5 billion at September 30, 2006.
•	The Company completed the acquisition of New Asia Bancorp on October 18, 2006.

Income Statement Review

Net Income

Net income for the third quarter of 2006 was $30.7 million, or $0.59 per diluted share, a $4.0 million, or 14.9%, increase compared with net income of $26.7 million or $0.53 per diluted share for the same quarter a year ago.  Return on average assets was 1.60% and return on average stockholders’ equity was 13.76% for the third quarter of 2006 compared with a return on average assets of 1.74% and a return on average stockholders’ equity of 14.22% for the three months ended September 30, 2005.

Financial Performance

	Third Quarter 2006	Third Quarter 2005

Net income	$30.7 million	$26.7 million
Basic earnings per share	$0.60	$0.53
Diluted earnings per share	$0.59	$0.53
Return on average assets	1.60%	1.74%
Return on average stockholders’ equity	13.76%	14.22%
Efficiency ratio	38.62%	37.91%

Net Interest Income Before Provision for Loan Losses

The comparability of financial information is affected by our acquisitions.  Operating results include the operations of acquired entities from the date of acquisition.

Net interest income before provision for loan losses increased $10.6 million, or 17.7%, to $70.7 million during the third quarter of 2006 from $60.1 million during the same quarter a year ago.  The increase was due primarily to the strong growth in loans as well as the acquisition of Great Eastern Bank (“GEB”) on April 7, 2006.

The net interest margin, on a fully taxable-equivalent basis, was 4.06% for the third quarter of 2006.  The net interest margin decreased twenty-one basis points from 4.27% for the second quarter of 2006 and decreased twenty-two basis points from 4.28% in the third quarter of 2005.  The decrease for the net interest margin was primarily due to the decline in core deposits and increased reliance on more expensive wholesale borrowings.

For the third quarter of 2006, the yield on average interest-earning assets was 7.42% on a fully taxable-equivalent basis, and the cost of funds on average interest-bearing liabilities equaled 4.01%.  In comparison, for the third quarter of 2005, the yield on average interest-earning assets was 6.33% and cost of funds on average interest-bearing liabilities equaled 2.54%. The interest spread decreased primarily for the reasons discussed above.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Three months ended September 30,	2006			2005

Taxable-equivalent basis (Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/Rate (1)(2)	Average Balance	Interest Income/Expense	Average Yield/Rate (1)(2)

Interest Earning Assets
Commercial loans	$1,126,348	$23,755	8.37%	$1,028,291	$17,739	6.84%
Residential mortgage	499,690	7,454	5.97	386,953	5,538	5.72
Commercial mortgage	3,165,728	62,608	7.85	2,315,968	41,243	7.07
Real estate construction loans	656,995	16,242	9.81	460,884	9,779	8.42
Other loans and leases	30,195	262	3.44	25,463	168	2.62

Total loans and leases (1)	5,478,956	110,321	7.99	4,217,559	74,467	7.00
Taxable securities	1,345,854	17,779	5.24	1,264,303	13,465	4.23
Tax-exempt securities (3)	83,368	1,463	6.96	101,784	1,638	6.38
FHLB and FRB stocks	34,974	383	4.34	29,353	—	—
Interest bearing deposits	10,837	105	3.84	8,918	101	4.49
Federal funds sold & securities purchased under agreements to resell	2,293	30	5.19	1,084	9	3.29

Total interest-earning assets	6,956,282	130,081	7.42	5,623,001	89,680	6.33

Non-interest earning assets
Cash and due from banks	100,869			85,529
Other non-earning assets	601,042			436,128

Total non-interest earning assets	701,911			521,657
Less: Allowance for loan losses	(65,743)			(61,723)
Deferred loan fees	(13,385)			(11,416)

Total assets	$7,579,065			$6,071,519

Interest bearing liabilities:
Interest bearing demand accounts	$228,854	$726	1.26	$248,526	$402	0.64
Money market accounts	606,914	4,352	2.84	508,296	1,789	1.40
Savings accounts	375,043	904	0.96	384,064	534	0.55
Time deposits	3,409,894	37,377	4.35	3,022,360	22,657	2.97

Total interest-bearing deposits	4,620,705	43,359	3.72	4,163,246	25,382	2.42

Federal funds purchased	39,359	531	5.35	54,212	484	3.54
Securities sold under agreement to repurchase	415,652	4,658	4.45	—	—	—
Other borrowings	695,321	9,162	5.23	277,550	2,286	3.27
Long-term debt	55,101	1,207	8.69	53,952	917	6.74

Total interest-bearing liabilities	5,826,138	58,917	4.01	4,548,960	29,069	2.54

Non-interest bearing liabilities
Demand deposits	767,217			704,934
Other liabilities	101,888			73,257
Stockholders’ equity	883,822			744,368

Total liabilities and stockholders’ equity	$7,579,065			$6,071,519

Net interest spread (4)			3.41%			3.79%

Net interest income (4)		$71,164			$60,611

Net interest margin (4)			4.06%			4.28%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.

(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.

(3)

The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.

(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Three months ended September 30, 2006-2005 Increase (Decrease) in Net Interest Income Due to:

(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-Earning Assets:
Loans and leases	24,400	11,454	35,854
Taxable securities	913	3,401	4,314
Tax-exempt securities (2)	(313)	138	(175)
FHLB and FRB stocks	—	383	383
Deposits with other banks	20	(16)	4
Federal funds sold and securities purchased under agreements to resell	14	7	21

Total increase in interest income	25,034	15,367	40,401

Interest-Bearing Liabilities:
Interest bearing demand accounts	(34)	358	324
Money market accounts	404	2,159	2,563
Savings accounts	(13)	383	370
Time deposits	3,197	11,523	14,720
Federal funds purchased	(155)	202	47
Securities sold under agreement to repurchase	4,658	—	4,658
Other borrowed funds	4,917	1,959	6,876
Long-term debt	20	270	290

Total increase in interest expense	12,994	16,854	29,848

Changes in net interest income	$12,040	$(1,487)	$10,553

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

(2)

The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Provision for Loan Losses

The provision for loan losses was a negative $1.0 million for the third quarter of 2006 compared to a negative $1.0 million provision for loan losses for the third quarter of 2005 and a $1.5 million provision for loan losses for the second quarter of 2006.  The provision for loan losses was based on the review of the adequacy of the allowance for loan losses at September 30, 2006. The provision for loan losses represents the charge or credit against current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb loan losses inherent in the Company’s loan portfolio.  The following table summarizes the charge-offs and recoveries for the quarters shown:

For the three months ended,

(Dollars in thousands)	September 30, 2006	June 30, 2006	September 30, 2005

Charge-offs	$36	$544	$—
Recoveries	310	422	881

Net charge-offs (recoveries)	$(274)	$122	$(881)

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $5.4 million for the third quarter of 2006, a decrease of $449,000, or 7.7%, compared to the non-interest income of $5.9 million for the third quarter of 2005.

Depository service fees decreased $312,000, or 21.5%, from $1.4 million in the third quarter of 2005 to $1.1 million in the third quarter of 2006 due primarily to the reclassification of certain wire transfer fees from depository service fees to other operating income in 2006.

Other operating income decreased $558,000, or 17.6%, from $3.2 million in the third quarter of 2005 to $2.6 million in the third quarter of 2006 primarily due to the decrease in warrant mark-to-market income of $485,000, the decrease in wealth management commissions of $292,000, and venture capital investment write-downs of $257,000.  Offsetting the decreases were a $204,000 increase in wire transfer fees due to the acquisition of GEB, a $105,000 increase in safe deposit box commission and a $130,000 increase in other loan fees.

The above decreases were partially offset by the increase in letters of credit commissions.  Letters of credit commissions increased $384,000, or 36.3%, to $1.4 million in the third quarter of 2006 from $1.1 million in the third quarter of 2005 primarily due to a $136,000 increase in standby letter of credit commissions and a $104,000 increase in export letter of credit commissions.

Non-Interest Expense

Non-interest expense increased $4.4 million, or 17.6%, to $29.4 million for the third quarter of 2006 compared to the same quarter a year ago.  The efficiency ratio was 38.62% for the third quarter of 2006 compared to 37.91% in the year ago quarter and 37.85% for the second quarter of 2006.

The increase of non-interest expense from the third quarter a year ago to the third quarter of 2006 was primarily due to the following:

•

Salaries and employee benefits increased $2.5 million, or 19.1%, from $13.4 million in the third quarter of 2005 to $15.9 million in the third quarter of 2006 due primarily to the merger with GEB and a $497,000 decrease in the amount of loan origination related salaries expense capitalized during the current quarter.

•	Occupancy expenses increased $204,000, or 8.4%, primarily due to the increases in depreciation expenses and utility expenses.

•	Computer and equipment expenses increased $204,000, or 12.2%, primarily due to a $111,000 increase in depreciation expenses.

•	Marketing expenses increased $240,000, or 49.7%, in the third quarter of 2006 compared to the same quarter a year ago mainly due to increased media and promotion expenses.

•

Expenses from operation of affordable housing investments increased $404,000, or 39.4%, to $1.4 million compared to $1.0 million in the same quarter a year ago as a result of additional investments in affordable housing in 2004 and 2005.

•	Amortization of core deposit premium increased $397,000, or 28.3%, due to the merger with GEB.

•	Other operating expenses increased $479,000, or 23.5%, due to increases in contract termination charges of $102,000, higher travel expenses related to GEB, and settlement of litigation.

Income Taxes

The effective tax rate was 35.7% for the third quarter of 2006, compared to 36.3% for the same quarter a year ago and 37.5% for the full year 2005.  The decrease in the effective tax rate was primarily due to the higher enterprise zone net interest deductions for California income tax and a lower projected income for the full year.

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (“FTB”) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (“RICs”) and real estate investment trusts (“REITs”). As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions. While the Company continues to believe that the tax benefits recorded in three prior years with respect to its RIC were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative – Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties.  The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. As of September 30, 2006, the Company reflected a $12.1 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $7.9 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002.  Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $7.9 million net state tax receivable after giving effect to Federal tax benefits.

Year-to-Date Income Statement Review

Net income was $87.0 million, or $1.69 per diluted share for the nine months ended September 30, 2006, an increase of $9.6 million, or 12.5%, in net income over the $77.4 million, or $1.52 per diluted share for the same period a year ago due primarily to the strong growth in loans as well as the acquisition of Great Eastern Bank (“GEB”) on April 7, 2006.  The net interest margin for the nine months ended September 30, 2006, decreased 2 basis points to 4.22% compared to 4.24% in the same period a year ago.

Return on average stockholders’ equity was 13.83% and return on average assets was 1.62% for the nine months of 2006, compared to a return on average stockholders’ equity of 14.09% and a return on average assets of 1.69% for the nine months of 2005.  The efficiency ratio for the nine months ended September 30, 2006 was 37.55% compared to 36.76% during the same period a year ago.

The average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rates, the net interest spread and the net interest margins are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Nine months ended September 30,	2006			2005

Taxable-equivalent basis (Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)

Interest Earning Assets
Commercial loans	$1,094,120	$65,421	7.99%	$1,007,822	$47,849	6.35%
Residential mortgage	462,411	20,627	5.95	364,360	15,271	5.59
Commercial mortgage	3,007,743	173,997	7.73	2,226,362	113,207	6.80
Real estate construction loans	608,320	43,789	9.62	442,445	26,196	7.92
Other loans and leases	30,699	732	3.19	25,125	466	2.48

Total loans and leases (1)	5,203,293	304,566	7.83	4,066,114	202,989	6.67
Taxable securities	1,257,303	46,305	4.92	1,449,956	47,018	4.34
Tax-exempt securities (3)	85,160	4,356	6.84	104,856	5,014	6.39
FHLB and FRB stocks	31,653	1,100	4.64	29,140	627	2.88
Interest bearing deposits	15,773	259	2.20	8,702	281	4.32
Federal funds sold & securities purchased under agreements to resell	4,878	160	4.39	10,125	220	2.91

Total interest-earning assets	6,598,060	356,746	7.23	5,668,893	256,149	6.04

Non-interest earning assets
Cash and due from banks	100,107			87,330
Other non-earning assets	555,039			438,296

Total non-interest earning assets	655,146			525,626
Less: Allowance for loan losses	(63,469)			(62,387)
Deferred loan fees	(12,948)			(11,349)

Total assets	$7,176,789			$6,120,783

Interest bearing liabilities:
Interest bearing demand accounts	$239,033	$2,057	1.15	$247,383	$970	0.52
Money market accounts	586,764	11,430	2.60	542,092	4,966	1.22
Savings accounts	379,516	2,517	0.89	396,852	1,309	0.44
Time deposits	3,255,741	95,789	3.93	2,886,329	56,447	2.61

Total interest-bearing deposits	4,461,054	111,793	3.35	4,072,656	63,692	2.09

Federal funds purchased	43,227	1,597	4.94	41,636	962	3.09
Securities sold under agreement to repurchase	365,714	11,183	4.09	857	14	2.18
Other borrowings	558,969	20,498	4.90	441,332	9,224	2.79
Long-term debt	54,364	3,359	8.26	53,937	2,544	6.31

Total interest-bearing liabilities	5,483,328	148,430	3.62	4,610,418	76,436	2.22

Non-interest bearing liabilities
Demand deposits	753,855			695,378
Other liabilities	98,181			80,693
Stockholders’ equity	841,425			734,294

Total liabilities and stockholders’ equity	$7,176,789			$6,120,783

Net interest spread (4)			3.61%			3.82%

Net interest income (4)		$208,316			$179,713

Net interest margin (4)			4.22%			4.24%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.

(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.

(3)

The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.

(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Nine months ended September 30, 2006-2005 Increase (Decrease) in Net Interest Income Due to:

(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-Earning Assets:
Loans and leases	62,827	38,750	101,577
Taxable securities	(6,684)	5,971	(713)
Tax-exempt securities (2)	(991)	333	(658)
FHLB and FRB stocks	58	415	473
Deposits with other banks	159	(181)	(22)
Federal funds sold and securities purchased under agreements to resell	(144)	84	(60)

Total increase in interest income	55,225	45,372	100,597

Interest-Bearing Liabilities:
Interest bearing demand accounts	(34)	1,121	1,087
Money market accounts	441	6,023	6,464
Savings accounts	(60)	1,268	1,208
Time deposits	7,962	31,380	39,342
Federal funds purchased	38	597	635
Securities sold under agreement to repurchase	11,146	23	11,169
Other borrowed funds	2,943	8,331	11,274
Long-term debt	20	795	815

Total increase in interest expense	22,456	49,538	71,994

Changes in net interest income	$32,769	$(4,166)	$28,603

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

(2)

The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Balance Sheet Review

Assets

Total assets increased by $1.2 billion, or 19.3%, to $7.6 billion at September 30, 2006 from year-end 2005 of $6.4 billion.  The increase in total assets was represented primarily by loan growth and investment securities increase funded by growth of deposits and borrowings.  At April 6, 2006, the closing date of the tender offer for GEB, the total fair value of GEB’s assets was approximately $334.1 million excluding intangible assets. On June 20, 2006, the Bank completed the purchase of a seven story building located in South El Monte for approximately $14.8 million which it intends to remodel for its new headquarters building.

Securities

Total securities were $1.4 billion, or 18.9%, of total assets at September 30, 2006, compared with $1.2 billion, or 19.0%, of total assets at December 31, 2005.  The increase of $227.0 million, or 18.6%, was primarily due to purchases of  $450.2 million of securities offset primarily by the pay-downs, matured and called securities totaling $207.5 million.  A total of $61.8 million of securities were acquired as part of the acquisition of GEB on April 7, 2006.

The net unrealized loss on securities available-for-sale, which represented the difference between fair value and amortized cost, totaled $21.3 million at September 30, 2006, compared to a net unrealized loss of $22.9 million at year-end 2005.  The decrease in unrealized loss on securities available-for-sale was caused by changes in market interest rates. Net unrealized gains/losses in the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax.

The average taxable-equivalent yield on securities available-for-sale increased 97 basis points to 5.40% for the three months ended September 30, 2006, compared with 4.43% for the same period a year ago, as securities matured, prepaid, or were called and proceeds were reinvested at the higher prevailing interest rates or to pay down other borrowings.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale, as of September 30, 2006, and December 31, 2005:

	September 30, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)
U.S. treasury entities	$1,984	$—	$1	$1,983
U.S. government sponsored entities	336,306	16	3,587	332,735
State and municipal securities	55,822	1,044	54	56,812
Mortgage-backed securities	536,861	500	15,744	521,617
Commercial mortgage-backed securities	21,267	—	569	20,698
Collateralized mortgage obligations	262,188	45	6,012	256,221
Asset-backed securities	859	—	3	856
Corporate bonds	156,016	776	114	156,678
Preferred stock of government sponsored entities	19,385	2,425	110	21,700
Other securities	75,000	125	—	75,125

Total	$1,465,688	$4,931	$26,194	$1,444,425

	December 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)
U.S. government sponsored entities	$187,241	$—	$4,365	$182,876
State and municipal securities	65,207	1,359	122	66,444
Mortgage-backed securities	621,070	842	15,009	606,903
Commercial mortgage-backed securities	29,526	8	766	28,768
Collateralized mortgage obligations	293,478	34	6,443	287,069
Asset-backed securities	1,195	—	3	1,192
Corporate bonds	7,033	18	143	6,908
Preferred stock of government sponsored entities	19,385	1,705	—	21,090
Equity securities	14,173	—	—	14,173
Other securities	2,000	15	—	2,015

Total	$1,240,308	$3,981	$26,851	$1,217,438

The table below shows the fair value and unrealized losses as of September 30, 2006, of the temporarily impaired securities in the Company’s available-for-sale securities portfolio.  The Company has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost for those issues with unrealized losses.  The temporarily impaired securities represent 76.4% of the fair value of the Company’s securities as of September 30, 2006.  Unrealized losses on securities for 12 months or longer represents 2.7% of the historical amortized cost of these securities and unrealized losses on securities less than twelve months represent 0.1% of the historical amortized cost of these securities and generally resulted from increases in market interest rates from the date that these securities were purchased.  At September 30, 2006, 139 issues of securities had unrealized losses for 12 months or longer and 48 issues of securities had unrealized losses of less than 12 months.  All of these securities are investment grade, as of September 30, 2006.  At September 30, 2006, management believes the impairment detailed in the table below is temporary and, accordingly, no impairment loss has been recognized in the Company’s consolidated statement of income.

Temporarily Impaired Securities at September 30, 2006

	Less than 12 months		12 months or longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities
U.S. treasury	$1,983	$1	$—	$—	$1,983	$1
U.S. government sponsored entities	170,650	91	153,138	3,496	323,788	3,587
State and municipal securities	972	4	3,464	50	4,436	54
Mortgage-backed securities	3,720	11	485,514	15,733	489,234	15,744
Commercial mortgage-backed securities	—	—	20,698	569	20,698	569
Collateralized mortgage obligations	29	1	253,332	6,011	253,361	6,012
Asset-backed securities	—	—	856	3	856	3
Corporate bonds	—	—	4,898	114	4,898	114
Preferred stock of government sponsored entities	4,200	110	—	—	4,200	110

Total	$181,554	$218	$921,900	$25,976	$1,103,454	$26,194

The following table summarizes the number of issuances of the temporarily impaired available-for-sale securities as of September 30, 2006:

Temporarily Impaired Securities at September 30, 2006

Description of securities	Less than 12 months Number of Issuances	12 months or longer Number of Issuances	Total Number of Issuances

U.S. treasury	2	—	2
U.S. government sponsored entities	32	11	43
State and municipal securities	2	8	10
Mortgage-backed securities	10	75	85
Commercial mortgage-backed securities	—	3	3
Collateralized mortgage obligations	1	39	40
Asset-backed securities	—	2	2
Corporate bonds	—	1	1
Preferred stock of government sponsored entities	1	—	1

Total	48	139	187

The following table summarizes the scheduled maturities by security type of securities available-for-sale, as of September 30, 2006:

	As of September 30, 2006

	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total

	(Dollars in thousands)
Maturity Distribution:
U.S. treasury	$1,983	$—	$—	$—	$1,983
U.S. government sponsored entities	63,796	268,755	5	179	332,735
State and municipal securities	925	6,462	30,320	19,105	56,812
Mortgage-backed securities(1)	—	28,429	2,905	490,283	521,617
Commercial mortgage-backed securities(1)	—	866	—	19,832	20,698
Collateralized mortgage obligations(1)	29	—	5,300	250,892	256,221
Asset-backed securities(1)	—	—	—	856	856
Corporate bonds	1,005	4,898	150,775	—	156,678
Preferred stock of government sponsored entities (2)	—	—	—	21,700	21,700
Other securities (2)	—	—	75,125	—	75,125

Total	$67,738	$309,410	$264,430	$802,847	$1,444,425

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	These securities have no final maturity date.

Loans

Gross loans at September 30, 2006, were $5.5 billion compared with $4.6 billion at year-end 2005.  Gross loan growth during the nine months in 2006 equaled $873.3 million, an increase of 18.8% from December 31, 2005, reflecting primarily increases in commercial mortgage loans and real estate construction loans.  The acquisition of GEB on April 7, 2006 increased gross loans by $216.9 million.

Commercial mortgage loans increased $565.5 million, or 21.8%, to $3.2 billion at September 30, 2006, compared to $2.6 billion at year-end 2005.  At September 30, 2006, this portfolio represented approximately 57.2% of the Bank’s gross loans compared to 55.7% at year-end 2005.    Real estate construction loans increased $183.6 million, or 36.7%, to $683.6 million at September 30, 2006 compared to $500.0 million at year-end 2005.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	September 30, 2006	% of Gross Loans	December 31, 2005	% of Gross Loans	% Change

Type of Loans
Commercial	$1,155,113	20.9%	$1,110,401	23.9%	4.0%
Residential mortgage	398,174	7.2	326,249	7.0	22.0
Commercial mortgage	3,156,284	57.2	2,590,752	55.7	21.8
Equity lines	111,497	2.0	105,040	2.3	6.1
Real estate construction	683,625	12.4	500,027	10.8	36.7
Installment	13,671	0.2	13,662	0.3	0.1
Other	2,721	0.1	1,684	0.0	61.6

Gross loans and leases	$5,521,085	100%	$4,647,815	100%	18.8%
Allowance for loan losses	(64,380)		(60,251)		6.9
Unamortized deferred loan fees	(14,018)		(12,733)		10.1

Total loans and leases, net	$5,442,687		$4,574,831		19.0%

Asset Quality Review

Non-performing Assets

Non-performing assets (“NPAs”) to gross loans plus other real estate owned was 0.57% at September 30, 2006, increasing from 0.39% at December 31, 2005, and increasing from 0.40% at September 30, 2005.  Total non-performing assets increased to $31.6 million at September 30, 2006, compared with $17.9 million at December 31, 2005, and $17.5 million at September 30, 2005. Increases in non-performing assets from December 31, 2005, were primarily due to a $4.3 million increase in other real estate owned (“OREO”), a $7.3 million increase in non-accrual loans and a $2.0 million increase in accruing loans that are past due 90 days or more.  Non-performing assets include accruing loans past due 90 days or more, non-accrual loans, and other real estate owned.  The allowance for loan losses was $64.4 million at September 30, 2006, and represented the amount that the Company believes to be sufficient to absorb loan losses inherent in the Company’s loan portfolio.  The allowance for loan losses represented 1.17% of period-end gross loans and 237% of non-performing loans at September 30, 2006.  The comparable ratios were 1.30% of gross loans and 337% of non-performing loans at December 31, 2005.

The following table sets forth the breakdown of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	September 30, 2006	December 31, 2005

Non-performing assets
Accruing loans past due 90 days or more	$4,110	$2,106
Non-accrual loans	23,111	15,799

Total non-performing loans	27,221	17,905
Other real estate owned	4,347	—

Total non-performing assets	$31,568	$17,905

Troubled debt restructurings	$5,848	$3,088

Non-performing assets as a percentage of gross loans and OREO	0.57%	0.39%
Allowance for loan losses as a percentage of gross loans and leases	1.17%	1.30%
Allowance for loan losses as a percentage of non-performing loans	237%	337%

NON-ACCRUAL LOANS

Non-accrual loans increased by $7.3 million to $23.1 million at September 30, 2006, from $15.8 million at December 31, 2005.

The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	September 30, 2006			December 31, 2005

	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial

	(In thousands)
Type of Collateral
Single/ multi-family residence	$6,432	$66	$—	$—	$—
Commercial real estate	3,809	1,466	—	5,857	2,044
UCC	—	11,095	—	—	7,796
Other	3	—	—	—	—
Unsecured	—	200	40	—	102

Total	$10,244	$12,827	$40	$5,857	$9,942

(1) Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

The following table presents non-accrual loans by type of businesses in which the borrowers are engaged, as of the dates indicated:

	September 30, 2006			December 31, 2005

	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial

	(In thousands)
Type of Business
Real estate development	$9,397	$—	$—	$3,817	$—
Wholesale/Retail	9	2,697	—	2,040	2,056
Food/Restaurant	3	4,770	—	—	2,214
Import/Export	—	5,360	—	—	5,672
Other	835	—	40	—	—

Total	$10,244	$12,827	$40	$5,857	$9,942

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

Troubled debt restructurings increased to $5.8 million at September 30, 2006, from $3.1 million at December 31, 2005.

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

The Company identified impaired loans with a recorded investment of $23.1 million at September 30, 2006, compared with $15.8 million at year-end 2005.  The Company considers all nonaccrual loans to be impaired.  The following table presents impaired loans and the related allowance, as of the dates indicated:

	At September 30, 2006	At December 31, 2005

	(In thousands)
Balance of impaired loans with no allocated allowance	$17,833	$15,676
Balance of impaired loans with an allocated allowance	5,278	123

Total recorded investment in impaired loans	$23,111	$15,799

Amount of the allowance allocated to impaired loans	$1,612	$16

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

There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of September 30, 2006, or December 31, 2005.

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

The allowance for loan losses totaled $64.4 million at September 30, 2006, and represented the amount needed to maintain an allowance that we believe to be sufficient to absorb loan losses inherent in the Company’s loan portfolio.  The allowance for loan losses represented 1.17% of period-end gross loans and 237% of non-performing loans at September 30, 2006.  The comparable ratios were 1.30% of year-end 2005 gross loans and 337% of non-performing loans at December 31, 2005.

The following table sets forth information relating to the allowance for loan losses for the periods indicated:

(Dollars in thousands)	For the nine months ended September 30, 2006	For the year ended December 31, 2005

Balance at beginning of period	$60,251	$62,880
Provision/(reversal) of loan losses	2,000	(500)
Loans charged off	(845)	(5,215)
Recoveries of loans charged off	973	3,086
Addition from Great Eastern Bank	2,001	—

Balance at end of period	$64,380	$60,251

Average loans outstanding during the period	$5,203,293	$4,165,301
Total gross loans outstanding, at period-end	$5,521,085	$4,647,815
Total non-performing loans, at period-end	$27,221	$17,905
Ratio of net charge-offs to average loans outstanding during the period (annualized)	0.00%	0.05%
Provision/(reversal) for loan losses to average loans outstanding during the period (annualized)	0.05%	-0.01%
Allowance to non-performing loans, at period-end	236.51%	336.50%
Allowance to gross loans, at period-end	1.17%	1.30%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

	September 30, 2006		December 31, 2005

(Dollars in thousands) Type of Loans:	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans

Commercial loans	$34,853	21.0%	$33,401	24.5%
Residential mortgage loans	1,385	8.9	1,055	9.0
Commercial mortgage loans	21,840	57.8	20,516	55.0
Real estate construction loans	6,283	11.7	5,265	10.9
Installment loans	9	0.3	10	0.3
Other loans	10	0.3	4	0.3

Total	$64,380	100%	$60,251	100%

The allowance allocated to commercial loans increased from $33.4 million at December 31, 2005, to $34.9 million at September 30, 2006 due to the increase in total commercial loans during 2006.  Non-accrual commercial loans by collateral type comprised 55.5% of nonaccrual loans at September 30, 2006 compared to 62.9% at December 31, 2005.

The allowance allocated to residential mortgage loans increased from $1.06 million at December 31, 2005, to $1.39 million at September 30, 2006 due to the increases in residential mortgage loans during 2006.

The allowance allocated to commercial mortgage loans increased from $20.5 million at December 31, 2005, to $21.8 million at September 30, 2006, due to the strong loan growth, the acquisition of GEB, as well as an increase in classified credits during the first nine months of 2006.  As of September 30, 2006,  there were $3.8 million commercial mortgage loans on non-accrual status.  Non-accrual commercial mortgage loans comprised 16.5% of nonaccrual loans at September 30, 2006.

The allowance allocated to construction loans has increased from $5.27 million at December 31, 2005, to $6.28 million at September 30, 2006.  The allowance allocated to construction loans as a percentage of total construction loans was 1.0% of construction loans at September 30, 2006 and at December 31, 2005.  At September 30, 2006, there was one construction loan of $5.6 million on non-accrual status which comprised 24.2% of nonaccrual loans.

Allowances for other risks of potential loan losses equaling $2.4 million as of September 30, 2006, compared to $4.3 million at December 31, 2005, have been included in the allocations above.  The Bank has set aside this amount to cover the risk factors of higher energy prices on the ability of its borrowers to service their loans.  At December 31, 2005, the Bank had also set aside an amount to cover the risk from the impact of the increased competition on the Bank’s borrowers in the textile industry as a result of the lifting of textile quotas on Chinese manufacturers.  However, based on an assessment during the first quarter of 2006 of its borrowers in the textile industry, the Bank believes that its normal risk identification procedures now fully capture this type of credit exposure.  Based on the assessment of the risk of higher energy prices on the ability of the Bank’s borrowers to service their loans, management has determined that the allowance of $2.4 million at September 30, 2006 was appropriate.

Deposits

Total deposits increased $551.2 million, or 11.2%, from $4.9 billion at December 31, 2005, to $5.5 billion at September 30, 2006 of which $294.0 million resulted from the acquisition of GEB on April 7, 2006.  Non-interest-bearing demand deposits, interest-bearing demand deposits, and savings deposits comprised 36.0% of total deposits at September 30, 2006, time deposit accounts of less than $100,000 comprised 17.5% of total deposits, while the remaining 46.5% was comprised of time deposit accounts of $100,000 or more.  Due to the continued increases in interest rates through  2006, the Company’s lower yielding interest bearing deposits have decreased.

The following tables display the deposit mix as of the dates indicated:

Deposits	September 30, 2006	% of Total	December 31, 2005	% of Total	% Change

	(Dollars in thousands)
Non-interest-bearing demand	$783,902	14.3%	$726,722	14.8%	7.9%
NOW	223,776	4.1	240,885	4.9	(7.1)
Money market	609,072	11.1	523,076	10.6	16.4
Savings	352,799	6.5	364,793	7.4	(3.3)
Time deposits under $100,000	957,625	17.5	641,411	13.1	49.3
Time deposits of $100,000 or more	2,540,414	46.5	2,419,463	49.2	5.0

Total deposits	$5,467,588	100.0%	$4,916,350	100.0%	11.2%

At September 30, 2006, the Company has $232.6 million of brokered deposits compared to no brokered deposits at December 31, 2005.

Borrowings

Borrowings include securities sold under agreements to repurchase, Federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, borrowing from other financial institutions, subordinated note and junior subordinated notes issued.

Federal funds purchased were $10.0 million with a weighted average rate of 5.28% as of September 30, 2006, compared to $119.0 million with a weighted average rate of 4.21% as of December 31, 2005.

Securities sold under agreements to repurchase were $400.0 million with a weighted average rate of 4.43% as of September 30, 2006, compared to $200.0 million with a weighted average rate of 3.41% at December 31, 2005.  The Company has entered into eight long-term transactions involving the sale of securities under repurchase agreements totaling $400.0 million for five years. The rates are all initially floating rate for the first year at the three-month LIBOR minus 100 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.35% to 4.79%. After the initial one year period, the counterparties have the right to terminate the transaction at par at the first anniversary date and quarterly thereafter.

Total advances from the FHLB of San Francisco were $595.2 million at September 30, 2006,  and $215.0 million at December 31, 2005.  Advances of $450.0 million will mature within the next three months.  All other FHLB advances of $145.2 million will mature in five years.  These advances are non-callable with fixed interest rates, with a weighted average rate of 5.37%, as of September 30, 2006, and 4.29% as of December 31, 2005.

On May 31, 2005, Cathay General Bancorp entered into a $30.0 million 364-day unsecured revolving loan agreement with a commercial bank bearing an interest rate of LIBOR plus 90 basis points and a commitment fee of 12.5 basis points on unused commitments. On May 31, 2006, this loan was renewed for 364 days and the amount increased to $50.0 million.  On September 29, 2006, in conjunction with the issuance of subordinated debt discussed below, this loan was further amended to reduce the commitment to $35.0 million until October 31, 2006 and to $10.0 million thereafter.  At September 30, 2006, $35.0 million was outstanding with a weighted average rate of 6.25% under this loan, compared to $20.0 million outstanding with a weighted average rate of 5.18% at December 31, 2005.

On September 29, 2006, the Bank issued $50.0 million in subordinated debt.  The debt has a maturity term of 10 years and bears interest at a rate of LIBOR plus 110 basis points.  As of September 30, 2006, $50.0 million was outstanding with a rate of 6.47% under this note.

The Junior Subordinated Notes issued by the Company totaled $54.1 million with a weighted average rate of 8.41% at September 30, 2006, and $54.0 million with a weighted average rate of 7.55% at December 31, 2005.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of September 30, 2006. Payments for deposits and borrowings do not include interest.  Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

	(Dollars in thousands)
Contractual obligations:
Deposits with stated maturity dates	$3,351,567	$145,974	$481	$17	$3,498,039
Federal funds purchased	10,000	—	—	—	10,000
Securities sold under agreements to repurchase (1)	—	—	400,000	—	400,000
Advances from the Federal Home Loan Bank	450,000	—	145,180	—	595,180
Other borrowings	35,000	—	—	20,011	55,011
Subordinated note	—	—	—	50,000	50,000
Junior subordinated notes	—	—	—	54,125	54,125
Operating leases	6,316	10,236	5,816	10,741	33,109

Total contractual obligations and other commitments	$3,852,883	$156,210	$551,477	$134,894	$4,695,464

(1) These repurchase agreements have a final maturity of five years from origination date but are callable on a quarterly basis

Capital Resources

Stockholders’ equity of $902.8 million at September 30, 2006, increased by $129.2 million,  or 16.7%, compared to $773.6 million at December 31, 2005.  The following table summarizes the increase in stockholders’ equity:

(Dollars in thousands)	Nine months ended September 30, 2006

Net income	$87,046
Proceeds from shares issued to the Dividend Reinvestment Plan	2,002
Proceeds from exercise of stock options	1,873
Tax benefits from stock-based compensation expense	411
Share-based compensation	6,016
Equity consideration for Great Eastern Bank merger	44,700
Changes in other comprehensive income	931
Cash dividends paid	(13,786)

Net increase in stockholders’ equity	$129,193

On March 18, 2005, the Company announced that its Board of Directors had approved a new stock repurchase program to buyback up to an aggregate of one million shares of the Company’s common stock following the completion of the Company’s then current stock buyback authorization.  During 2005, the Company repurchased 548,297 shares for $18.3 million at an average price of $33.40.  No shares were repurchased during the nine months of 2006.  At September 30, 2006, 451,703 shares remain under the Company’s March 2005 stock buyback authorization.

The Company declared a cash dividend of 9 cents per share for each distribution in January 2006 on 50,198,389 shares outstanding, in April 2006 on 51,472,014 shares outstanding and in July 2006 on 51,512,705 shares outstanding.  On October 2, 2006, the Company declared a cash dividend of 9 cents per share on 51,549,629 shares outstanding.  Total cash dividends paid in 2006, including the $4.6 million paid in October, amounted to $18.4 million.

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

On September 29, 2006, the Bank issued $50.0 million in subordinated debt is a private placement transaction.  This instrument matures on September 29, 2016. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of September 30, 2006.  In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Company’s capital and leverage ratios as of September 30, 2006, and December 31, 2005:

	Cathay General Bancorp

	September 30, 2006		December 31, 2005

(Dollars in thousands)	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$643,307	9.44	$584,311	10.61
Tier 1 capital minimum requirement	272,736	4.00	220,324	4.00

Excess	$370,571	5.44	$363,987	6.61

Total capital (to risk-weighted assets)	$756,810	11.10	$645,329	11.72
Total capital minimum requirement	545,472	8.00	440,647	8.00

Excess	$211,338	3.10	$204,682	3.72

Tier 1 capital (to average assets) – Leverage ratio	$643,307	8.88	$584,311	9.80
Minimum leverage requirement	289,850	4.00	238,420	4.00

Excess	$353,457	4.88	$345,891	5.80

Risk-weighted assets	$6,818,399		$5,508,093
Total average assets (1)	$7,246,239		$5,960,496

(1)

The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

The following table presents the Bank’s capital and leverage ratios as of September 30, 2006, and December 31, 2005:

	Cathay Bank

	September 30, 2006		December 31, 2005

(Dollars in thousands)	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$665,618	9.78	$587,787	10.70
Tier 1 capital minimum requirement	272,182	4.00	219,658	4.00

Excess	$393,436	5.78	$368,129	6.70

Total capital (to risk-weighted assets)	$781,040	11.48	$648,805	11.81
Total capital minimum requirement	544,364	8.00	439,316	8.00

Excess	$236,676	3.48	$209,489	3.81

Tier 1 capital (to average assets) – Leverage ratio	$665,618	9.21	$587,787	9.88
Minimum leverage requirement	289,148	4.00	237,890	4.00

Excess	$376,470	5.21	$349,897	5.88

Risk-weighted assets	$6,804,544		$5,491,450
Total average assets (1)	$7,228,703		$5,947,243

(1)

The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace.  Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”).  At September 30, 2006, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) was at 15.4%, which increased from 13.5% at year-end 2005.

To supplement its liquidity needs, the Bank maintains a total credit line of $235.0 million for federal funds with three correspondent banks, and master agreements with brokerage firms for the sale of securities subject to repurchase.  The Bank is also a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary.  As of September 30, 2006, based on collateral pledged, the Bank had a total credit line with the FHLB of San Francisco totaling $826.2 million.  The total credit outstanding with the FHLB of San Francisco at September 30, 2006, was $567.0 million.  These borrowings are secured by real estate loans.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and investment securities available-for-sale unpledged. At September 30, 2006, such assets at fair value totaled $1.44 billion, with $840.0 million pledged as collateral for borrowings and other commitments. The remaining $604.4 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 96% of the Company’s time deposits are maturing within one year or less as of September 30, 2006.  Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace.  However, based on our historical runoff experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits.  Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

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

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of September 30, 2006:

	Net Interest Income Volatility (1)	Market Value of Equity Volatility (2)

Change in Interest Rate (Basis Points)	September 30, 2006	September 30, 2006

+200	2.90	-11.97
+100	1.92	-5.66
-100	-3.05	7.22
-200	-6.56	13.63

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

To mitigate risks associated with changes to the fair value of $25.8 million of Three Year CDs, on January 18, 2005, the Bank entered into swaptions that would terminate in 2007 and that could also be terminated after one year from the initial issuance of the Three Year CDs at the election of the counterparty in exchange for a cash payment of $163,000.   For the initial term of the swaptions, the Bank would receive interest at a weighted average fixed rate of 2.39% and would pay interest at a rate of LIBOR less 12.5 basis points.  All of these swaptions were initially designated as fair value hedges.  There was a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Three Year CDs.  On May 9, 2005, the Company terminated the $25.8 million swaptions related to the Three Year CDs by making a cash payment of $163,000.  The changes in fair values of the Three Year CD’s and the $25.8 million swaptions were recorded in income through the date the swaptions were terminated.  This included a net realized gain on the swaptions of $137,000 and the net realized loss on the Three Year CDs of $135,000 have been recorded in income for the second quarter of 2005.  The net realized gain or loss was zero on the swaptions and zero for the Three Year CDs for the first nine months of 2005.

The periodic net settlement of swaptions is recorded as an adjustment to net interest income.  These swaptions decreased net interest income by $83,000 for the quarter and increased net interest income by $11,000 for the nine months ended September 30, 2005.

In April 2005, the Bank took in a total of $8.9 million in one year certificates of deposit that pay a minimum interest of 0.5% plus additional interest tied to 60% of the appreciation of four foreign currencies against the US dollar.  Under SFAS No. 133, a certificate of deposit that pays interest based on changes in exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit).  These foreign currency linked certificates of deposits matured in April 2006.  The related embedded derivative also expired at the same time.  The net impact on the consolidated statement of income related to these currency linked certificates of deposit was a decrease to income of $82,000 for the nine months and zero for the three months ended September 30, 2006.  The net impact on the consolidated statement of income related to these currency linked certificates of deposit was an increase to income of $7,000 for the nine months and $20,000 for the three months ended September 30, 2005.

In April 2006, the Bank took in a total of $4.1 million in six month certificates of deposit that pay a minimum interest of 0.5% plus additional interest tied to 60% of the appreciation of a foreign currency against the US dollar.  Under SFAS No. 133, a certificate of deposit that pays interest based on changes in exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit).  The fair value of the embedded derivative at September 30, 2006 was $37,000 and is included in interest-bearing deposits in the consolidated balance sheet.  The Bank purchased currency options with a fair value at September 30, 2006, of $34,000 to manage its exposure to the appreciation of this foreign currency.  The net impact on the consolidated statement of income related to these currency linked certificates of deposit was an expense of $31,000 for the quarter ended September 30, 2006 and an expense of $119,000 for the nine months ended September 30, 2006.

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

ITEM 1 A.	RISK FACTORS.

There is no material change from risk factors as previously disclosed in the registrant’s 2005 Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 (July 1, 2006 - July 31, 2006)	NONE			451,703
Month #2 (August 1, 2006 - August 31, 2006)	NONE			451,703
Month #3 (September 1, 2006 - September 30, 2006)	NONE			451,703
Total	NONE			451,703

On March 18, 2005, the Company announced that its Board of Directors had approved a new stock repurchase program to buyback up to an aggregate of one million shares of the Company’s common stock following the completion of the Company’s then current stock buyback authorization.  During 2005, the Company repurchased 548,297 shares for $18.3 million at an average price of $33.40.  No shares were repurchased during the nine months of 2006.  At September 30, 2006, 451,703 shares remain under the Company’s March 2005 stock buyback authorization.

In April, 2006, in connection with its acquisition of Great Eastern Bank and in exchange for 765,214 shares of Great Eastern Bank that had been tendered by Great Eastern Bank shareholders who were accredited investors, the Company issued 1,181,164 shares of its common stock, par value $.01 per share, to such Great Eastern Bank shareholders.  Those shares were subsequently registered by a registration statement on Form S-3 filed with the Securities and Exchange Commission.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

On November 6, 2006, the Company entered into a Change of Control Employment Agreement with each of its executive officers.  These agreements are filed with this quarterly Report on Form 10-Q as Exhibits 10.1 through 10.7.

Each of the Company’s executive officers, including Dunson K. Cheng (the Bancorp and Bank’s President and Chief Executive Officer), Peter Wu (the Bancorp and Bank’s Executive Vice Chairman and Chief Operating Officer), Anthony M. Tang (the Bancorp’s Executive Vice President and Bank’s Senior Executive Vice President), Heng W. Chen (the Bancorp and Bank’s Executive Vice President and Chief Financial Officer), Irwin Wong (the Bank’s Executive Vice President),  Kim Bingham (the Bank’s Executive Vice President ), and Perry P. Oei  (the Bancorp and Bank’s Senior Vice President and General Counsel), is a party to a Change of Control Employment Agreement.

These agreements provide that if the executive officer’s employment is terminated by the Company without “cause” or by the executive officer for “good reason” during the 3-year period (2-year period for the General Counsel) following a change of control of the Company the Company will pay the executive officer a lump sum cash payment consisting of:

(i)	the executive officer’s base salary through the date of termination,

(ii)

a pro-rata bonus for the year in which the termination of employment occurs based upon the higher of (x) the executive’s highest annual bonus for any of the three fiscal years preceding the change of control and (y) the executive officer’s annual bonus for the last fiscal year (the greater of clauses (x) and (y), the “Highest Annual Bonus”),

(iii)

the product of three (for the Chief Executive Officer), two and one-half (for the Chief Operating Officer and the Senior Executive Vice President), two (for Executive Vice Presidents), or one and one-half (for the General Counsel) and the sum of the executive officer’s base salary and Highest Annual Bonus, and

(iv)	accrued vacation pay.

In addition, upon such a termination, the executive officer will be entitled to medical and employee welfare benefits for three years (for the Chief Executive Officer), two and one-half years (for the Chief Operating Officer and the Senior Executive Vice President), two years (for Executive Vice Presidents), or one and one half years (for the General Counsel) after the date of termination.  The  executive officers will also be entitled to a lump sum payment equal to the actuarial value of the additional benefits under the Company’s qualified and supplemental defined benefit retirement plans.  In addition, the Company will provide the executive officers with outplacement services.

Each executive officer with a title of executive vice president or higher would be eligible for tax gross-up payments in reimbursement for change in control excise taxes imposed on the severance payments and benefits, unless the value of the payments and benefits does not exceed 110% of the maximum amount payable without triggering the excise taxes, in which case the payments and benefits will be reduced to the maximum amount.  With respect to the General Counsel, the Company may reduce change in control payments in order to eliminate the excise tax if the reduction in payments results in a larger after-tax return to the General Counsel.

ITEM 6.	EXHIBITS.

(i)	Exhibit 10.1 Change of Control Employment Agreement for Dunson K. Cheng.

(ii)	Exhibit 10.2 Change of Control Employment Agreement for Peter Wu.

(iii)	Exhibit 10.3 Change of Control Employment Agreement for Anthony M. Tang.

(iv)	Exhibit 10.4 Change of Control Employment Agreement for Heng W. Chen.

(v)	Exhibit 10.5 Change of Control Employment Agreement for Irwin Wong.

(vi)	Exhibit 10.6 Change of Control Employment Agreement for Kim Bingham.

(vii)	Exhibit 10.7 Change of Control Employment Agreement for Perry P. Oei.

(viii)	Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ix)	Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(x)	Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(xi)	Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp

(Registrant)

Date: November 7, 2006	By:	/s/ Dunson K. Cheng

Dunson K. Cheng
Chairman, President, and
Chief Executive Officer

Date: November 7, 2006	By:	/s/ Heng W. Chen

Heng W. Chen
Executive Vice President and
Chief Financial Officer