Form 10-K
period 2006-12-31
CATHAY GENERAL BANCORP
filed 2007-03-01
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-18630

Cathay General Bancorp

(Exact name of Registrant as specified in its charter)

Delaware	95-4274680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(213) 625-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2006) was $1,659,636,319. This value is estimated solely for the purposes of this cover page. The market value of shares held by Registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded because they may be considered to be affiliates of the Registrant.

As of February 15, 2007, there were 51,779,544 shares of common stock outstanding, par value $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

•

Portions of Registrant’s definitive proxy statement relating to Registrant’s 2007 Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2006, are incorporated by reference into Part III.

CATHAY GENERAL BANCORP

2006 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

In this Annual Report on Form 10-K, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. These forward-looking statements may include, but are not limited to, such words as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” or the negative of such terms and other comparable terminology or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Bancorp to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties and other factors include, but are not limited to adverse developments or conditions related to or arising from:

•	expansion into new market areas;

•	acquisitions of other banks, if any;

•	fluctuations in interest rates;

•	demographic changes;

•	earthquake or other natural disasters;

•	competitive pressures;

•	deterioration in asset or credit quality;

•	legislative and regulatory developments;

•	changes in business strategy, including the formation of a real estate investment trust;

•	general economic or business conditions in California and other regions where the Bank has operations; and

•	other factors discussed in Part I — Item 1A — “Risk Factors” of this Annual Report on Form 10-K.

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

PART I

Item 1. Business.

Business of Bancorp

Overview

Cathay General Bancorp is a corporation organized under the laws of the State of Delaware. We are the holding company of Cathay Bank, a California state-chartered commercial bank. Our principal current business activity is to hold all of the outstanding stock of Cathay Bank. In the future, we may become an operating company or acquire savings institutions, other banks, or companies engaged in bank-related activities and may engage in or acquire such other businesses, or activities as may be permitted by applicable law. Our only office, and our principal place of business, is located at the main office of our wholly owned subsidiary, Cathay Bank, at 777 North Broadway, Los Angeles, California 90012. Our telephone number is (213) 625-4700. Our common stock is traded on the NASDAQ Global Select Market and our trading symbol is “CATY”.

We completed two acquisitions in 2006. In May 2006, we completed the acquisition of Great Eastern Bank for $56.3 million in cash and 1,181,164 shares of our common stock. In October 2006, we acquired New Asia Bancorp in a merger for $12.9 million in cash and 291,165 shares of our common stock.

Subsidiaries of Bancorp

In addition to its wholly-owned bank subsidiary, the Bancorp has the following subsidiaries:

Cathay Capital Trust I, Cathay Statutory Trust I and Cathay Capital Trust II. The Bancorp established Cathay Capital Trust I in June 2003, Cathay Statutory Trust I in September 2003, and Cathay Capital Trust II in December 2003 (collectively, the “Trusts”) as wholly owned subsidiaries. The Trusts are statutory business trusts. In separate transactions in 2003, the Trusts issued capital securities representing undivided preferred beneficial interests in the assets of the Trusts. The Trusts exist for the purpose of issuing the capital securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the Trusts by the Bancorp, in Junior Subordinated Notes issued by the Bancorp. The Bancorp guarantees, on a limited basis, payments of distributions on the capital securities of the Trusts and payments on redemption of the capital securities of the Trusts. The Bancorp is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier 1 Capital for regulatory purposes in connection with the merger of GBC Bancorp (“GBC merger”) in 2003.

Because the Bancorp is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company. The capital securities of the Trusts are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes. On March 1, 2005, the Federal Reserve adopted a final rule that retains trust preferred securities in the Tier I capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier I capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier II capital, subject to restrictions. In the last five years before maturity, the outstanding amount must be excluded from Tier I capital and included in Tier II capital. Bank holding companies with significant international operations would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier I capital elements, net of goodwill. We do not expect that this rule will have a materially adverse effect on our capital positions.

GBC Venture Capital, Inc. The business purpose of GBC Venture Capital, Inc. is to hold equity interests (such as options or warrants) received as part of business relationships and to make equity investments in companies and limited partnerships subject to applicable regulatory restrictions.

Competition

Our primary business is to act as the holding company for the Bank. Accordingly, we face the same competitive pressures as those expected by the Bank. For a discussion of those risks, see “Business of the Bank — Competition” below under this Item 1.

Employees

Due to the limited nature of the Bancorp’s activities, the Bancorp currently does not employ any persons other than Bancorp’s management, which includes the Chief Executive Officer and President, the Chief Operating Officer, the Chief Financial Officer, Executive Vice Presidents, the Secretary, Assistant Secretary, and the General Counsel. See also “Business of the Bank — Employees” below under this Item 1.

Business of the Bank

General

Cathay Bank was incorporated under the laws of the State of California on August 22, 1961, and was licensed by the California Department of Financial Institutions (previously known as the California State Banking Department), and commenced operations as a California state-chartered bank on April 19, 1962. Cathay Bank is an insured bank under the Federal Deposit Insurance Act, but, like most state-chartered banks of similar size in California, it is not a member of the Federal Reserve System.

The Bank’s main office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. In addition, as of December 31, 2006, the Bank had branch offices in Southern California (20 branches), Northern California (10 branches), New York (nine branches), Massachusetts (one branch), Texas (one branch), Washington (two branches), Illinois (three branches), one loan production office in Dallas, Texas, and representative offices in Hong Kong, Shanghai, and Taipei. Each branch office has loan approval rights subject to the branch manager’s authorized lending limits. The Company has filed an application to convert its Hong Kong representative office into a full service branch which is expected to open in the first half of 2007. Current activities of the Hong Kong, Shanghai, and Taipei representative offices are limited to coordinating the transportation of documents to the Bank’s head office and performing liaison services.

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

Through Cathay Wealth Management, Cathay Bank provides its customers the ability to trade stocks online and to purchase mutual funds, annuities, equities, bonds, and short-term money market instruments, through PrimeVest Financial Services.

Securities

The Bank’s securities portfolio is managed in accordance with a written Investment Policy which addresses strategies, types, and levels of allowable investments, and which is reviewed and approved by our Board of Directors.

Our investment portfolio is managed to meet our liquidity needs through proceeds from scheduled maturities and is also utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances. The portfolio is comprised of U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, obligations of states and political subdivisions, corporate debt instruments and equity securities. At December 31, 2006, the aggregate investment securities portfolio, with a carrying value of $1.52 billion, was classified as investment grade securities. We do not include federal funds sold and certain other short-term securities as investment securities. These other investments are included in cash and cash equivalents.

Information concerning the carrying value, maturity distribution, and yield analysis of the Company’s securities available-for-sale portfolios as well as a summary of the amortized cost and estimated fair value of the Bank’s securities by contractual maturity is included in this Annual Report on Form 10-K at Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 4 to the Consolidated Financial Statements.

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

Commercial Loans. The Bank provides financial services to diverse commercial and professional businesses in its market areas. Commercial loans consist primarily of short-term loans (normally with a maturity of up to one year) to support general business purposes, or to provide working capital to businesses in the form of lines of credit to finance trade-finance loans. The Bank continues to focus primarily on commercial lending to small-to-medium size businesses, within the Bank’s geographic market areas. Commercial loan pricing is generally at a rate tied to the prime rate, as quoted in the Wall Street Journal, or the Bank’s reference rate.

SBA Loans. The Bank originates SBA loans in California, under the “preferred lender” status. Preferred lender status is granted to a lender which has made a certain number of SBA loans and which, in the opinion of the SBA, has staff qualified and experienced in small business loans. As a preferred lender, the Bank’s SBA Lending Group has the authority to issue, on behalf of the SBA, the SBA guaranty on loans under the 7(a) program which may result in shortening the time it takes to process a loan. In addition, under this program, the SBA delegates loan underwriting, closing, and most servicing and liquidation authority and responsibility to selected lenders.

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

Residential Mortgage Loans. The Bank originates single-family-residential mortgage loans, and home equity lines of credit. The single-family-residential mortgage loans are comprised of conforming, nonconforming, and jumbo residential mortgage loans, and are secured by first and subordinate liens on single (one-to-four) family residential properties. The Bank’s products include a fixed-rate residential mortgage loan, an adjustable-rate residential mortgage loan, and a variable-rate home equity line of credit loan. The pricing on our variable-rate home equity line of credit is generally at a rate tied to the prime rate, as quoted in The Wall Street Journal, or the Banks’ reference rate. Mortgage loans are underwritten in accordance with the Bank’s guidelines, on the basis of the borrower’s financial capabilities, historical loan quality, and other relevant qualifications. As of December 31, 2006, approximately 71% of the Bank’s residential mortgages were for properties located in California.

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

Distribution and Maturity of Loans. Information concerning loan type and mix, distribution of loans and maturity of loans is included in this Annual Report on Form 10-K at Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 5 to the Consolidated Financial Statements.

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

Under the Bank’s current policy a loan will be placed on a non-accrual status if interest or principal is past due 90 days or more, or in cases where management deems the full collection of principal and interest unlikely. When a loan is placed on non-accrual status, any current year unpaid accrued interest is reversed against current income and any unpaid accrued interest from the prior year is reversed against the allowance for loan losses. Thereafter, any payment is generally first applied towards the principal balance. Depending on the circumstances, management may elect to continue the accrual of interest on certain past due loans if partial payment is received and/or the loan is well collateralized, and in the process of collection. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. A non accrual loan may also be returned to accrual status if all principal and interest contractually due are reasonably assured of repayment within a reasonable period and there has been a sustained period of payment performance. Information concerning non-accrual, past due, and restructured loans is included in this Annual Report on Form 10-K at Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 5 to the Consolidated Financial Statements.

Non-performing Loans and Allowance for Loan Losses. Information concerning non-performing loans, allowance for loan losses, loans charged-off, loan recoveries, and other real estate owned is included in this Annual Report on Form 10-K at Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 5 and Note 6 to the Consolidated Financial Statements.

Deposits

The Bank offers a variety of deposit products in order to meet its customers’ needs. As of December 31, 2006, the Bank offered passbook accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, college certificates of deposit, and public funds deposits. These products are priced in order to promote growth of deposits. From time to time, the Bank may offer special deposit promotions.

The Bank’s deposits are generally obtained from residents within the Company’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Information concerning types of deposit accounts, average deposits and rates, and maturity of time deposits of $100,000 or more is included in this Annual Report on Form 10-K at Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Borrowings

Borrowings from time to time include securities sold under agreements to repurchase, the purchase of federal funds, funds obtained as advances from the FHLB of San Francisco, borrowing from other financial institutions, subordinated debt, and Junior Subordinated Notes. Information concerning the types, amounts, and maturity of our borrowings is included in Note 10 and Note 11 to the Consolidated Financial Statements.

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

Commitments and Letters of Credit

Information concerning the Bank’s outstanding loan commitments and letters of credit is included in Note 14 to the Consolidated Financial Statements.

Expansion

We continue to look for opportunities to expand the Bank’s branch network by seeking new branch locations and/or by acquiring other financial institutions to diversify our customer base in order to compete for new deposits and loans, and to be able to serve our customers more effectively. In addition to the acquisitions of Great Eastern Bank and New Asia Bancorp (both of which were completed in 2006), on November 21, 2006, we entered into an agreement to acquire United Heritage Bank for approximately $9.4 million in cash subject to adjustments, if any. United Heritage Bank was formed in 1997 in Edison, New Jersey and has one branch office. As of December 31, 2006, total assets of United Heritage Bank were $57.5 million. We expect to convert our Hong Kong representative office into a full service branch in the first half of 2007.

Subsidiaries of Cathay Bank

Cathay Investment Company is a wholly-owned subsidiary of the Bank that was formed in 1984 to invest in real property. In 1987, Cathay Investment Company opened an office in Taipei, Taiwan, to promote Taiwanese real estate investments in Southern California. The office in Taipei is located at Sixth Floor, Suite 3, 146 Sung Chiang Road, Taipei, Taiwan.

Cathay Real Estate Investment Trust (“CB REIT”) is a real estate investment trust subsidiary of the Bank that was formed in February 2003 to provide the Bank with flexibility in raising capital. During 2003, the Bank contributed $1.13 billion in loans and securities to CB REIT in exchange for 100% of the common stock of CB REIT. CB REIT sold $4.4 million in 2003 and $4.2 million in 2004 of its 7.0% Series A Non-Cumulative preferred stock to accredited investors. During 2005, CB REIT repurchased $131,000 of its preferred stock. At December 31, 2006, total assets of CB REIT were consolidated with the Company and totaled approximately $1.42 billion. See discussion below in Part I – Item 1A – “Risk Factors” of this Annual Report on Form 10-K.

GBC Investment & Consulting Company, Inc. a wholly-owned subsidiary of the Bank, was incorporated to provide expertise in the areas of investment and consultation on an international and domestic basis. It is currently inactive.

GBC Real Estate Investments, Inc. is a wholly-owned subsidiary of the Bank. The purpose of this subsidiary is to engage in real estate investment activities. To date, there have been no transactions involving this subsidiary.

Cathay Trade Services, Asia Limited (“Trade Services”), is a wholly-owned subsidiary of the Bank. Trade Services is a Hong Kong based non-financial institution that serves as a vehicle to reissue, in Hong Kong, letters of credit for the account of its U.S. based import customers in favor of beneficiaries.

GB Capital Trust II (“GB REIT”) was incorporated in January 2002 to provide General Bank with flexibility in raising capital. As a result of the GBC merger, the Bank owns 100% of the voting common trust units issued by the GB REIT. At December 31, 2006, total assets of GB REIT were consolidated with the Company and were approximately $861 million.

Cathay Community Development Corporation (“CCDC”) is a wholly-owned subsidiary of the Bank and was incorporated on September 14, 2006. The primary mission of CCDC is to help in the development of low-income neighborhoods in the Bank’s California and New York service areas by providing or facilitating the availability of capital to businesses and real estate developers working to renovate these neighborhoods. On October 6, 2006, CCDC formed a wholly-owned subsidiary, Cathay New Asia Community Development Corporation (“CNACDC”), to assume New Asia Bank’s pre-existing New Markets Tax Credit activities in the greater Chicago area by providing or facilitating the availability of capital to businesses and real estate developers working to renovate these neighborhoods. Both CCDC and CNACDC will seek to obtain community development entity status and CNACDC will also seek to participate in the U.S. Treasury Department’s New Markets Tax Credit program.

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

To compete with other financial institutions in its primary service areas, the Bank relies principally upon local promotional activities, personal contacts by its officers, directors, employees, and stockholders, extended hours on weekdays, Saturday banking, Sunday banking in certain locations, Internet banking, an Internet website (www.cathaybank.com), and certain other specialized services. The content of our website is not incorporated into and is not part of this Annual Report on Form 10-K.

If a proposed loan exceeds the Bank’s internal lending limits, the Bank has, in the past, and may in the future, arrange such loans on a participation basis with correspondent banks. The Bank also assists customers requiring other services not offered by the Bank to obtain such services from its correspondent banks.

In California, at least two Chinese-American banks of comparable size compete for loans and deposits with the Bank and at least two super-regional banks compete with the Bank for deposits. In addition, there are many other Chinese-American banks in both Southern and Northern California. Banks from the Pacific Rim countries, such as Taiwan, Hong Kong, and China also continue to open branches in the Los Angeles area, thus increasing competition in the Bank’s primary markets. See discussion below in Part I — Item 1A — Risk Factors of this Annual Report on Form 10-K.

Employees

As of December 31, 2006, the Bancorp and Bank (including subsidiaries) employed approximately 1,051 persons, including 332 banking officers. None of the employees are represented by a union. We believe that our relations with our employees are good.

Available Information

We invite you to visit us at our Web site at www.cathaybank.com, to access free of charge Bancorp’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (the “SEC”). In addition, you can write to us to obtain a free copy of any of those reports at Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012, Attn: Investor Relations. These reports are also available through the SEC’s Public Reference Room, located at 100 F Street NE, Washington, DC 20549 and online at the SEC’s website, located at www.sec.gov. Investors can obtain information about the operation of the SEC’s Public Reference Room by calling 800-SEC-0300.

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

Bank Holding Company Regulation

The Bancorp is a bank holding company within the meaning of the Bank Holding Company Act (“BHCA”) and is registered as such with the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its nonbanking subsidiaries. It is also subject to supervision and examination by the Federal Reserve Board. Examinations are designed to inform the Federal Reserve Board of the financial condition and nature of the operations of the bank holding company and its subsidiaries and to monitor compliance with the BHCA and other laws affecting the operations of bank holding companies. To determine whether potential weaknesses in the condition or operations of bank holding companies might pose a risk to the safety and soundness of their subsidiary banks, examinations focus on whether a bank holding company has adequate systems and internal controls in place to manage the risks inherent in its business, including credit risk, interest rate risk, market risk (for example, from changes in value of portfolio instruments and foreign currency), liquidity risk, operational risk, legal risk, and reputation risk.

Bank holding companies may be subject to potential enforcement actions by the Federal Reserve Board for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the Federal Reserve Board or any written agreement with the Federal Reserve Board. Enforcement actions may include the issuance of cease and desist orders, the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliated” parties.

Bank holding companies are subject to capital maintenance requirements on a consolidated basis that are parallel to those required for banks. See “Capital Adequacy Requirements” below. Further, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s view that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve Board’s regulations, or both.

The source-of-strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” The prompt corrective action regulatory framework is discussed below. See “Prompt Corrective Action Provisions” below. Under the prompt corrective action program, the subsidiary bank will be required to submit to its federal regulator a capital restoration plan and to comply with the plan. Each parent company that controls the subsidiary bank will be required to provide assurances of compliance by the bank with the capital restoration plan. However, the aggregate liability of such parent companies will not exceed the lesser of (i) 5% of the bank’s total assets at the time it became undercapitalized and (ii) the amount necessary to bring the bank into compliance with the plan. Failure to restore capital under a capital restoration plan can result in the bank’s being placed into receivership if it becomes critically undercapitalized. A bank subject to prompt corrective action also may affect its parent bank holding company in other ways. These include possible restrictions or prohibitions on dividends to the parent bank holding company by the bank; subordinated debt payments to the parent; and other transactions between the bank and the holding company. In addition, the regulators may impose restrictions on the ability of the holding company itself to make distributions; require divestiture of holding company affiliates that pose a significant risk to the bank; and require divestiture of the undercapitalized subsidiary bank.

A bank holding company is generally required to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth.

A bank holding company is required to obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if it would thereby directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock. Prior approval from the Federal Reserve is also required in connection with the acquisition of control of a bank or another bank holding company, or business combinations with another bank holding company.

The business activities and investments of bank holding companies are also regulated by the BHCA. Bank holding companies, as a general rule, are prohibited from acquiring direct or indirect control of more than 5% of the outstanding voting shares of any company that is not engaged in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. However, subject to prior approval or notification to the Federal Reserve Board, bank holding companies are permitted to engage in activities that are so closely related to banking as to be deemed a proper incident thereto. As a general rule, such “closely related” activities do not include underwriting or dealing in securities or underwriting of insurance. More expansive non-banking activities are permitted for bank holding companies that qualify as “financial holding companies” under the BHCA, but the Bancorp has not sought this status even though it qualifies to do so. See section below entitled “Financial Modernization Act.”

The Bancorp is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Bancorp and any of its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

Financial Modernization Act

The Gramm-Leach-Bliley Financial Modernization Act became effective March 11, 2000 (the “Financial Modernization Act”). It repealed two provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, it also contained provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a bank holding company that qualifies as a “financial holding company.” Financial activities are broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In order for the Bancorp to engage in expanded financial activities permissible under the Financial Modernization Act, it must elect to qualify as a “financial holding company.” The Bancorp currently meets the requirements to make this election, but its management has thus far decided not to do so, as the Bancorp has no present intention to engage in the expanded range of financial activities permitted to financial holding companies.

Bank Regulation

Federal law mandates frequent examinations of all banks, with the costs of examinations to be assessed against the bank being examined. The Bank’s primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). The FDIC has substantial enforcement powers over the banks that it regulates. Civil and criminal penalties may be imposed on such institutions and persons associated with those institutions for violations of laws or regulations.

As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions and the FDIC, and must comply with applicable regulations of the Federal Reserve Board. The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports, its activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions and numerous other areas. Supervision, legal action, and examination by these agencies is generally intended to protect depositors, creditors, borrowers and the deposit insurance fund and generally is not intended for the protection of stockholders. The activities of the Bank are also regulated by state law.

California law authorizes the Bank to engage in the “commercial banking business,” which generally encompasses lending, deposit-taking, and all other kinds of banking business in which banks, including national banks, customarily engage in the United States. In addition, California banks are authorized by state law to invest in subsidiaries that engage in real estate development and conduct certain real estate related activities (including property management and real estate appraisal) and in management consulting and data processing services for third parties. Such operating subsidiaries are not permitted by California law to engage in insurance activities. However, federal law prohibits the Bank and its subsidiaries from engaging in any banking activities in which a national bank (acting as principal rather than agent) cannot engage, unless the activity is found by the FDIC not to pose a significant risk to the deposit insurance fund. This prohibition does not extend to those activities in which the Bank (or a subsidiary of the Bank) is authorized under state law to engage as agent, advisor, custodian, administrator or trustee for its customer. The FDIC has found real estate development not to pose a significant risk to the deposit insurance fund if conducted within specified parameters.

In addition, under the Financial Modernization Act, the Bank can engage in expanded financial activities through specially qualified “financial subsidiaries” to the same extent as a national bank. In order to form a financial subsidiary, the Bank must be well-capitalized and would be subject to the same capital deduction, risk management and affiliate transaction rules as apply to national banks. Generally, a financial subsidiary is permitted to engage in activities that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank to conduct directly within the bank. The definition of “financial in nature” includes, among other items, underwriting, dealing in or making a market in securities, including, for example, distributing shares of mutual funds. The subsidiary may not, however, engage as principal in underwriting insurance (other than credit life insurance), issue annuities, or engage in real estate development or investment or merchant banking. Presently, none of the Bank’s subsidiaries are financial subsidiaries.

The Bank operates branches and/or loan production offices in New York, Illinois, Massachusetts, Texas, and Washington. While the California Department of Financial Institutions remains the Bank’s primary state regulator, the Bank’s operations in these jurisdictions are subject to examination and supervision by local bank regulators, and transactions with customers in those states are subject to local laws, including consumer protection laws.

The Bank also operates representative offices in Taipei, Shanghai, and Hong Kong. The operations of these offices (and limits on the scope of their activities) are subject to local law in those jurisdictions in addition to regulation and supervision by the California Department of Financial Institutions and the FDIC.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. Previously, the FDIC administered two separate insurance funds, the Bank Insurance Fund (“BIF”), which generally insured commercial bank and state savings bank deposits, and the Savings Association Insurance Fund (“SAIF”), which generally insured savings association deposits. Under the Federal Deposit Insurance Reform Act of 2005 (the "FDI Reform Act"), which was signed into law in February 2006:

•	the BIF and the SAIF were merged into a new combined fund, called the Deposit Insurance Fund (“DIF”), effective March 31, 2006;

•	the current $100,000 deposit insurance coverage cap has been indexed for inflation (with adjustments every five years commencing January 1, 2011);

•	deposit insurance coverage for retirement accounts has been increased to $250,000 per participant subject to adjustment for inflation; and

•	a cap has been imposed on the level of the DIF, providing for the payment of dividends when the DIF grows beyond a specified threshold.

The FDIC has also been given greater latitude over management of the DIF’s reserve ratio to help dampen sharp fluctuations in assessment rates. Pursuant to enabling regulations enacted in November of 2006, the FDIC has set the designated reserve ratio for 2007 at 1.25% of estimated insured deposits.

The FDI Reform Act has revised the prior risk-based system for assessing premiums, with the intention of more closely linking premiums to the risk posed by institutions to the DIF. The FDIC will evaluate risk to the DIF based on three primary factors: supervisory ratings for all institutions; financial ratios for most institutions; and long-term debt issuer ratings for large institutions that have such ratings. As a result of these rules, it is contemplated that the assessment rates that took effect at the beginning of 2007 for nearly all of the industry will vary between five and seven cents for every $100 of domestic deposits.

Banks in existence on December 31, 1996, that paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF. As a result, most banks will have assessment credits that will initially offset all of their deposit premiums for 2007. The Bank anticipates that it will be able to offset its deposit insurance premium for 2007 with an estimated assessment credit of $ 4.0 million for premiums paid prior to 1996.

In addition, banks must pay a fluctuating amount towards the retirement of the Financing Corporation bonds (commonly referred to as FICO bonds) which had been issued in the 1980s to assist in the recovery of the savings and loan industry. The current FICO assessment rate as of January 1, 2007, for institutions insured by the Deposit Insurance Fund (“DIF”) is $0.0122 per $100 of assessable deposit. The FICO assessments are adjusted quarterly and do not vary depending on an institution’s capitalization or supervisory evaluations. These assessments will continue until the Financing Corporation bonds mature in 2017.

Capital Adequacy Requirements

The Bank (as well as the Bancorp) is subject to capital adequacy regulations. Those regulations incorporate both risk-based and leverage capital requirements. These capital adequacy regulations define capital in terms of “core capital elements,” or Tier 1 capital, and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair value. The following items are included as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus, including trust preferred securities (but not in excess of 25% of Tier 1 capital); and (iii) minority interests in the equity accounts of consolidated subsidiaries.

Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

The minimum required ratio of qualifying total capital to total risk-weighted assets, or the total risk-based capital ratio, is 8.0%, at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets, or the Tier 1 risk-based capital ratio, is 4.0%. Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2006, the Bank’s total risk-based capital ratio was 10.99% and its Tier 1 risk-based capital ratio was 9.37%. As of December 31, 2006, the Bancorp’s Total Risk-Based Capital ratio was 11.00% and its Tier 1 risk-based capital ratio was 9.40%

The risk-based capital requirements also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

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

Since 1997, the federal banking regulators have also required financial institutions with significant exposure to market risk to maintain adequate capital to support that exposure. In September of 2006, the federal banking agencies proposed revisions to the market risk capital rules to enhance the rules’ sensitivity to market risk and to require public disclosure of certain qualitative and quantitative market risk information. Financial institutions covered by this aspect of the capital rules are those with trading assets constituting 10% or more of total assets, or $1 billion or more, or such other institutions as the appropriate federal bank regulatory agency deems appropriate to include. Neither the Bancorp nor the Bank is currently subject to the market risk capital rules.

The Bancorp and the Bank are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2006, the Bank’s leverage capital ratio was 8.95%, and the Bancorp’s leverage capital ratio was 8.98%, both ratios exceeding regulatory minimums.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (“Basel I”). In June 2004, the Basel Committee on Banking Supervision published a new capital accord, referred to as “Basel II,” for adoption by those countries adhering to the overall Basel framework. Basel II emphasizes internal assessment of credit, market and operational risk, supervisory assessment and market discipline in determining minimum capital requirements. Basel II will become mandatory for US banks with over $250 billion in assets or total on-balance-sheet foreign exposure of $10 billion or more. Other banks can elect to be governed by Basel II. Basel II would not apply to the Bancorp or the Bank, and management does not contemplate electing to calculate its risk-based capital based on the Basel II capital framework.

In October 2005, U.S. banking regulators issued an advance rulemaking notice that contemplated modifications to the Basel I risk-based capital framework applicable to domestic banking organizations that are not required (or do not elect) to adopt Basel II. This was followed by a rulemaking notice dated December 26, 2006, also proposing modifications to the Basel I framework. These proposed modifications to Basel I are referred to as “Basel 1A.” Basel 1A is designed to redress perceived competitive inequities between financial institutions using Basel II and those using Basel I. In principle, Basel 1A would (i) expand the number of risk-weight categories, (ii) allow the use of external credit ratings to risk weight certain exposures, (iii) expand the range of collateral and guarantors that qualify for a lower risk weight, (iv) use loan-to-value ratios to risk weight most residential mortgages, and (v) revise other provisions of the existing risk-based capital requirements to increase the risk sensitivity of the risk-based capital rules for those banks that will not use Basel II. If implemented, Basel 1A would likely apply to the Bancorp and the Bank.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action when a bank falls below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (total risk-based capital ratio of 10%; Tier 1 risk-based capital ratio of 6%; and leverage capital ratio of 5%); “adequately capitalized” (total risk-based capital ratio of 8%; Tier 1 risk-based capital ratio of 4%; and leverage capital ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (total risk-based capital ratio of less than 8%; Tier 1 risk-based capital ratio of less than 4%; or leverage capital ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (total risk-based capital ratio of less than 6%; Tier 1 risk-based capital ratio of less than 3%; or leverage capital ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment. Undercapitalized banks are required to submit capital restoration plans and, during any period of capital inadequacy, may not pay dividends or make other capital distributions, are subject to asset growth and expansion restrictions and may not be able to accept brokered deposits. At each successively lower capital category, banks are subject to increased restrictions on operations.

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

The powers of the board of directors of the Bank to declare a cash dividend to its holding company is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the California Department of Financial Institutions in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. The amount of retained earnings available for cash dividends to the Bancorp immediately after December 31, 2006, is restricted to approximately $211.3 million under this regulation.

Bank regulators also have authority to prohibit a bank from engaging in business practices considered to be unsafe or unsound. It is possible, depending upon the financial condition of a bank and other factors, that such regulators could assert that the payment of dividends or other payments might, under certain circumstances, be an unsafe or unsound practice, even if technically permissible.

Safety and Soundness Standards and Enforcement Actions

The federal banking agencies have adopted guidelines establishing safety and soundness standards for all insured depository institutions. Those guidelines set forth managerial and operational standards relating to (i) internal controls and information systems, (ii) internal audit systems, (iii) loan documentation, (iv) credit underwriting, (v), interest rate exposure, (vi) asset growth, (vii) asset quality, (viii) earnings and (ix) compensation and benefits. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet safety and soundness standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted or the deficiency is not corrected.

In addition to these measures and the prompt corrective action provisions, banks may be subject to potential actions by federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the issuance of cease and desist orders, termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliated” parties.

Guidance on Nontraditional Mortgage Products

On September 29, 2006, the federal banking agencies issued final guidance on residential mortgage products that allow borrowers to defer repayment of principal or interest, including “interest only” mortgage loans, and “payment option” adjustable rate mortgages where a borrower has flexible payment options, including payments that have the potential for negative amortization. The guidance does not apply to home equity lines of credit. While acknowledging that innovations in mortgage lending can benefit some consumers, the federal banking agencies in their joint press release stated their concern that these and other practices described in the guidance can present unique risks that institutions must appropriately manage. The guidance states that management should (1) ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s repayment capacity, (2) recognize that many nontraditional mortgages are untested in a stressed environment and warrant strong risk management standards as well as appropriate capital and loan loss reserves, and (3) ensure that borrowers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice. It is uncertain at this time what effect the final guidance may have on financial institutions originating such residential mortgage products. As of December 31, 2006, the Bank retained 873 loans with balance of $290.2 million under reduced documentation programs and one loan with balance of $83,000 under a simultaneous second-lien loan program. No nontraditional residential mortgages were sold by the Bank during 2006.

Guidance on Real Estate Concentrations

On December 6, 2006, the federal banking agencies issued a guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The FDIC and other bank regulatory agencies will be focusing their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	Total reported loans for construction, land development and other land represent 100% or more of the bank’s capital; or

•

Total commercial real estate loans (as defined in the Guidance) represent 300% or more of the bank’s total capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory evaluation of capital adequacy. At December 31, 2006, total commercial real estate loans as defined in the Guidance were 514% of the Bank’s total capital. It is uncertain at this time what effect this guidance may have on the Bank.

Transactions with Affiliates

Federal banking law imposes restrictions on extensions of credit by the Bank to the Bancorp or its nonbanking affiliates, the purchase by the Bank of assets of, or securities issued by, the Bancorp or its nonbanking affiliates, and the taking by the Bank of securities issued by the Bancorp as collateral for loans made by the Bank. Such restrictions prevent the Bancorp and its nonbanking affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, these secured loans and investments by the Bank to or in the Bancorp, or to or in any nonbanking affiliate, are limited, individually, to 10% of the Bank’s capital and surplus, and these secured loans and investments are limited, in the aggregate, to 20% of the Bank’s capital and surplus. California law also imposes certain restrictions with respect to transactions involving persons or entities controlling the Bank, such as the Bancorp, and requires that such transactions be approved in advance by the California Department of Financial Institutions. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law discussed above. See “Prompt Corrective Action Provisions” below.

Loans-to-One-Borrower

With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities of the borrower) may not exceed 25% (and unsecured loans may not exceed 15%) of the bank’s shareholder equity, allowance for loan losses, and any capital notes and debentures of the bank.

Extension of Credit to Insiders

Federal law place limitations and conditions on loans or extensions of credit to:

•

a bank’s or bank holding company’s executive officers, directors, and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities);

•	any company controlled by any such executive officer, director, or shareholder, or any political or campaign committee controlled by such executive officer, director, or principal shareholder.

Loans and leases extended to any of the above persons must comply with California’s loan-to-one-borrower limits (described above), require prior full board approval when aggregate extensions of credit to the person exceed specified amounts, must be made on substantially the same terms (including interest rates and collateral) as, and follow credit-underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with non-insiders, and must not involve more than the normal risk of repayment, or present other unfavorable features. A bank is also prohibited from paying an overdraft on an account of an executive officer or director, except pursuant to a written pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or a written pre-authorized transfer of funds from another account of the executive officer or director at the Bank. In addition, the aggregate limit on extensions of credit to all insiders of a California bank as a group cannot exceed the bank’s unimpaired capital and unimpaired surplus.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving the Community Reinvestment Act (“CRA”). The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low-and moderate-income neighborhoods. The CRA further requires the agencies to take into account a financial institution’s record of meeting its community credit needs when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank’s actual lending, service, and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities, or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” In its most recently released public reports, from February 2004, the Bank received a “satisfactory” rating.

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

In addition to the other laws and regulations discussed herein, the Bank is subject to certain consumer and public interest laws and regulations that are designed to protect customers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, and the Right to Financial Privacy Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

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

Interstate Banking and Branching

Federal law regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization. However, states generally were given the ability to prohibit interstate mergers with banks in their own state by “opting-out” (enacting state legislation applying equality to all out-of-state banks prohibiting such mergers) prior to June 1, 1997.

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

Bank Secrecy Act and USA Patriot Act

The Bank Secrecy Act (“BSA”) is a disclosure law that forms the basis of the federal government’s framework to prevent and detect money laundering and to deter other criminal enterprises. Under the BSA, financial institutions such as the Bank are required to maintain certain records and file certain reports regarding domestic currency transactions and cross-border transportations of currency. Among other requirements, the BSA requires financial institutions to report imports and exports of currency in the amount of $10,000 or more and, in general, all cash transactions of $10,000 or more. The Bank has established a BSA compliance policy under which, among other precautions, the Bank keeps currency transaction reports to document cash transactions in excess of $10,000 or in multiples totaling more than $10,000 during one business day, monitors certain potentially suspicious transactions such as the exchange of a large number of small denomination bills for large denomination bills, and scrutinizes electronic funds transfers for BSA compliance. The BSA also requires that financial institutions report to relevant law enforcement agencies any suspicious transactions potentially involving violations of law.

The terrorist attacks in September 2001 impacted the financial services industry and led to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act. Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, or IMLAFATA. Pursuant to IMLAFATA, an additional purpose was added to the BSA: “To assist in the conduct of intelligence or counter-intelligence activities, including analysis, to protect against international terrorism.”

IMLAFATA also significantly expanded the role of financial institutions in combating money laundering. In particular, it required financial institutions to establish anti-money laundering programs, which, at a minimum, include internal policies, procedures, and controls designed to prevent the institution from being used for money laundering; the designation of a BSA compliance officer; ongoing employee training; and an independent audit program to test the effectiveness of the institution’s anti-money laundering programs. The FDIC and the other federal banking agencies promptly adopted regulations requiring each financial institution to establish comprehensive anti-money laundering compliance programs designed to assure compliance with the BSA and otherwise meeting the statutory requirements for such programs set forth in IMLAFATA. In addition, these regulations required each financial institution to establish a customer identification program to be implemented as part of the institution’s anti-money laundering compliance program.

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

Among its other provisions, IMLAFATA requires each financial institution to (i) establish due diligence policies, procedures, and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks and (ii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States of America for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities, and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLAFATA also requires the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under the BHCA or in connection with a potential bank merger under the Bank Merger Act.

Customer Information Security

The federal bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. The guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy

The Bank is required under federal law to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliate third parties. In general, the statute requires a financial institution to (i) provide notice to customers about its privacy policies and practices, (ii) describe the conditions under which the institution may disclose nonpublic personal information about consumers to nonaffiliated third parties, and (iii) provide a method for consumers to prevent the financial institution from disclosing that information to nonaffiliated third parties by “opting out” of that disclosure.

Securities Exchange Act of 1934

The Bancorp’s common stock is publicly held and listed on NASDAQ, and the Bancorp is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934 and the regulations of the Securities and Exchange Commission promulgated hereunder and the listing requirements of NASDAQ.

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

Audit Requirements

The Bank is required to have an annual independent audit, alone or as a part of its bank holding company’s audit, and to prepare all financial statements in accordance with U.S. generally accepted accounting principles. The Bank (or the Bancorp) is also required to have an audit committee comprised entirely of independent directors. As required by NASDAQ, the Bancorp has certified that its audit committee has adopted formal written charters and meets the requisite number of directors, independence, and qualification standards. In addition, because the Bank has more than $3 billion in total assets, it is subject to the FDIC requirements for audit committees of large institutions. As such, among other requirements, the Bancorp must maintain an audit committee which includes members with banking or related financial management expertise, has access to its own outside counsel, and does not include members who are large customers of the Bank.

The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters. Management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2006. These assessments are included in Item 9A, “Controls and Procedures,” below.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank ("FHLB") of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of (i) a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or (ii) an activity based stock requirement (based on percentage of outstanding advances).

Impact of Monetary Policies

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or spread between the yield on its interest-earning assets and the rates paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies. The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks from the Federal Reserve Banks. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Environmental Regulation

In the course of the Bank’s business, the Bank may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. The Bank may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clear up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of any contaminated site, the Bank may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If the Bank ever becomes subject to significant environmental liabilities, its business, financial condition, liquidity and results of operations could be materially and adversely affected.

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

The allowance for loan losses is based on management’s estimate of the probable losses from our loan portfolio. If actual losses exceed the estimate, the excess losses could adversely affect our net income and capital. Such excess losses could also lead to larger allowances for loan losses in future periods, which could in turn adversely affect net income and capital in those periods. If economic conditions differ substantially from the assumptions used in the estimate or adverse developments arise with respect to our loans, future losses may occur, and increases in the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance. These agencies may require us to establish additional allowances based on their judgment of the information available at the time of their examinations. No assurance can be given that we will not sustain loan losses in excess of present or future levels of the allowance for loan losses.

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

In December, 2002, we decided to deregister the registered investment company and, in February, 2003, we completed such deregistration. In addition, in the fourth quarter of 2003, the Company reversed the net state tax benefits recorded in the first three quarters of 2003 relating to the real estate investment trust (REIT) that it formed as a subsidiary of the Bank during 2003. The Company did not record any tax benefits relating to the REIT in the fourth quarter of 2003 and did not record any such benefits in 2004, 2005, or 2006.

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions. While the Company continues to believe that the tax benefits recorded in three prior years with respect to its regulated investment company were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative – Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. As of December 31, 2006, the Company reflected a $12.1 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $7.9 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. The Company does not expect that its refund claims related to its regulated investment company will more likely than not be realized and consequently, expects to include the $7.9 million after tax amount related to its refund claim in its cumulative effect adjustment for Interpretation No. 48 as an adjustment to the opening balance of retained earnings as of the January 1, 2007 effective date of Interpretation No. 48.

Adverse economic conditions in California and other regions where the Bank has operations could cause us to incur losses.

Our banking operations are concentrated primarily in Southern and Northern California, and secondarily in New York, Texas, Massachusetts, Washington, and Illinois. Adverse economic conditions in these regions could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, and erode the value of loan collateral. These events could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us.

Real estate securing our lending activities is also principally located in Southern and Northern California, and to a lesser extent, in New York, Texas, Massachusetts, Washington, and Illinois. The value of such collateral depends upon conditions in the relevant real estate markets. These include general or local economic conditions and neighborhood characteristics, real estate tax rates, the cost of operating the properties, governmental regulations and fiscal policies, acts of nature including earthquakes, flood and hurricanes (which may result in uninsured losses), and other factors beyond our control.

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

Adverse effects of banking regulations or changes in banking regulations could adversely affect our business by increasing our expenses, limiting our activities, or altering the competitive balance.

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

A substantial number of our customers have economic and cultural ties to Asia and, as a result, we are likely to feel the effects of adverse economic and political conditions in Asia. U.S. and global economic policies, military tensions, and unfavorable global economic conditions may adversely impact the Asian economies. If economic conditions in Asia deteriorate, we could, among other things, be exposed to economic and transfer risk, and could experience an outflow of deposits by those of our customers with connections to Asia. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with or loans made to such entities. Adverse economic conditions in Asia, and in China or Taiwan in particular, may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region.

Statutory restrictions on dividends and other distributions from the Bank may adversely impact us by limiting the amount of distributions the Bancorp may receive.

A substantial portion of the Bancorp’s cash flow comes from dividends that the Bank pays to us. Various statutory provisions restrict the amount of dividends that the Bank can pay without regulatory approval. In addition, if the Bank were to liquidate, the Bank’s creditors would be entitled to receive distributions from the assets of the Bank to satisfy their claims against the Bank before Bancorp, as a holder of the equity interest in the Bank, would be entitled to receive any of the assets of the Bank.

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

Item 1B. Unresolved Staff Comments.

The Company has not received written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days before the end of its 2006 fiscal year and that remain unresolved.

Item 2. Properties.

Cathay General Bancorp

The Bancorp currently neither owns nor leases any real or personal property. The Bancorp uses the premises, equipment, and furniture of the Bank in exchange for payment of a management fee to the Bank.

Cathay Bank

The Bank’s main corporate office and headquarter branch is located in a 26,527 square foot building in the Chinatown area of Los Angeles. The Bank owns both the building and the land upon which the building is situated. Parking is provided on a lot adjacent to the Bank’s building, which is owned by the Bank. In June 2006, the Bank acquired a seven story 102,548 square foot office building in South El Monte to serve as its future headquarters building. The building is currently partially occupied by a tenant under a lease that will expire on March 31, 2007. The Bank expects to relocate to its new headquarters in 2008 after the completion of extensive renovations to the office building.

The Bank owns its branch offices in Monterey Park, Alhambra, Westminster, San Gabriel, City of Industry, Cupertino, Artesia, New York City, Flushing (2 locations), and Chicago. In addition, the Bank has certain operating and administrative departments located at 4128 Temple City Boulevard, Rosemead, California, where it owns the building and land with approximately 27,600 square feet of space.

The Bank leases certain other premises. Expiration dates of the Bank’s leases range from March 2007 to December 2016. The Bank’s leased offices include the former headquarter of General Bank, located at 800 West 6th Street, Los Angeles, California 90017, consisting of approximately 41,501 square feet of rentable area which includes the ground floor and the second, fourteenth, and fifteenth floors of the building. The initial lease term will expire in the year 2009, and the Bank has two five-year options to renew the lease following the expiration date of the initial term. As of December 31, 2006, the monthly base rent for the facility was $117,000. The monthly base rent is subject to change on specified dates during the 15-year initial lease term.

The proposed branch in Hong Kong will be located at 28 Queen’s Road Central Hong Kong. The lease for the 3,436 square feet office commenced on December 14, 2006 and has a term of three years. The representative office in Taipei of Cathay Bank is located at Sixth Floor, Suite 3, 146 Sung Chiang Road, Taipei, Taiwan, and consists of 1,806 square feet. The lease was renewed for one year from July 1, 2006 to June 30, 2007.

As of December 31, 2006, the Bank’s investment in premises and equipment totaled $72.9 million. See also Note 8 and Note 14 to the Consolidated Financial Statements.

Item 3. Legal Proceedings.

We are not currently aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Bank to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

Executive Officers of Registrant.

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of February 15, 2007. See Part III, Item 10 — “Directors and Executive Officers and Corporate Governance,” of this Annual Report on Form 10-K for further information regarding the executive officers of the Bancorp and the Bank.

Name	Age	Present Position and Principal Occupation During the Past Five Years
Dunson K. Cheng	62	Chairman of the Board of Directors of Bancorp and the Bank since 1994; Director and President (Chief Executive Officer) of Bancorp since 1990. President of the Bank since 1985 and Director of the Bank since 1982.

Peter Wu	58	Director, Executive Vice Chairman, and Chief Operating Officer of Bancorp and the Bank since October 20, 2003. Director of GBC Bancorp and General Bank from 1981 to October, 2003; Chairman of the Board of GBC Bancorp and General Bank from January, 2003 to October, 2003; President and Chief Executive Officer of GBC Bancorp and General Bank from January, 2001 to October, 2003.

Anthony M. Tang	53	Director of Bancorp since 1990; Executive Vice President of Bancorp since 1994; Chief Financial Officer and Treasurer of Bancorp from 1990 until June 2003. Chief Lending Officer of the Bank since 1985; Director of the Bank since 1986; Senior Executive Vice President of the Bank since December 1998.

Heng W. Chen	54	Executive Vice President and Chief Financial Officer of Bancorp since June 2003. Executive Vice President of the Bank since June 2003. Chief Financial Officer of the Bank since January 2004. Executive Vice President-Finance of City National Bank from March 2000 until June 2003.

Irwin Wong	58	Executive Vice President-Branch Administration for the Bank since 1999.

Kim R. Bingham	50	Executive Vice President – Chief Credit Officer of the Bank since August 2004. First Vice President – Private Banking of Mellon Bank from April 2003 to August 2004; Senior Vice President – Credit Administration of City National Bank from 2002 to April 2003; Senior Vice President - Structured Finance Division of City National Bank from 2000 to 2002.

Perry P. Oei	44	Senior Vice President of Bancorp and the Bank since January 2004; General Counsel of Bancorp and the Bank since July 2001.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Bancorp’s common stock is listed on the NASDAQ Global Select Market under the symbol “CATY.” Prior to July 3, 2006, the Bancorp’s common stock traded on the NASDAQ National Market. The closing price of the Company’s common stock on February 15, 2007, was $35.52 per share, as reported by the NASDAQ Global Select Market. The Company does not represent that the outstanding shares may be either bought or sold at a certain price.

The following table sets forth the high and low closing prices as reported on the NASDAQ Global Select Market (and on the NASDAQ National Market prior to July 3, 2006) for the periods presented:

	Year Ended December 31,
	2006		2005
	High	Low	High	Low
First quarter	$38.24	$34.36	$37.99	$31.24
Second quarter	39.77	34.59	35.25	30.24
Third quarter	37.86	35.60	36.27	32.83
Fourth quarter	36.54	33.58	39.82	33.20

Holders

As of February 15, 2007, there were approximately 1,714 holders of record of the Bancorp’s Common Stock.

Dividends

The cash dividends per share declared by quarter were as follows:

	Year Ended December 31,
	2006	2005
First quarter	$0.09	$0.09
Second quarter	$0.09	$0.09
Third quarter	$0.09	$0.09
Fourth quarter	$0.09	$0.09

Total	$0.36	$0.36

Performance Graph

The graph and accompanying information furnished below compares the percentage change in the cumulative total stockholder return on the Company’s common stock from December 31, 2001, through December 31, 2006, with the percentage change in the cumulative total return on the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the SNL Western Bank Index for the same period. The SNL Western Bank Index is a market-weighted index including every publicly traded bank and bank holding company located in Alaska, California, Hawaii, Montana, Oregon, and Washington. The Company will furnish, without charge, on the written request of any person who is a stockholder of record as of April 2, 2007, a list of the companies included in the SNL Western Bank Index. Requests for this information should be addressed to Michael M.Y. Chang, Secretary, Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012. This graph assumes the investment of $100 in the Company’s common stock on December 31, 2001, and an investment of $100 in each of the S&P 500 Index and the SNL Western Bank Index on that date.

NOTE: The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, the future performance or returns of the Company’s common stock. Such information furnished herewith shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not be deemed to be “soliciting material” or to be “filed” under the Securities Act or the Securities Exchange Act with the Securities and Exchange Commission except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Securities Exchange Act.

		Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Cathay General Bancorp	100.00	120.47	179.94	243.17	235.55	228.42
SNL Western Bank Index *	100.00	109.41	148.21	168.43	175.36	197.86
S & P 500 **	100.00	77.90	100.24	111.15	116.61	135.03

*	Source: SNL Financial LC, Charlottesville, VA © 2007
**	Source: Research Data Group, Inc.

Unregistered Sales of Equity Securities

There were no sales of any equity securities by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

In April 2001, the Board of Directors approved a stock repurchase program for the Company to buy back up to $15 million of our common stock. On May 2, 2005, the Company completed the April 2001 repurchase program and repurchased a total of 830,065 shares of our common stock for $15 million, or an average price of $18.07 per share, between April 2001 and May 2005.

On March 18, 2005, the Board of Directors approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock following the completion of April 2001 stock repurchase program. During 2005, the Company repurchased 548,297 shares under the March 2005 stock repurchase program for a total cost of $18.3 million, or an average price of $33.40 per share. No shares were repurchased in 2006. As of December 31, 2006, 451,703 shares remain under the Company’s March 18, 2005 stock repurchase program.

In 2005, the Company repurchased 738,542 shares for $24.5 million, or $33.18 cost per share under both the April 2001 repurchase program and the March 2005 repurchase program. No shares were repurchased in 2006. In 2007, through February 27, 2007, the Company repurchased 275,826 shares under the March 2005 repurchase program for a total cost of $9.6 million, or an average price of $34.96 per share. As of February 27, 2007, 175,877 shares remain under the Company’s March 18, 2005 stock repurchase program.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(October 1, 2006 — October 31, 2006)	None			451,703
(November 1, 2006 — November 30, 2006)	None			451,703
(December 1, 2006 — December 31, 2006)	None			451,703
Total	None			451,703

In connection with the Company’s acquisitions in 2006, the Company issued 1,181,164 shares of Cathay General Bancorp common stock, par value $.01 per share in exchange for 765,214 shares of Great Eastern Bank common stock that had been tendered by its shareholders for the Company’s common stock. Those shares were subsequently registered by a registration statement on Form S-3 filed with the Securities and Exchange Commission.

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

Selected Consolidated Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except share and per share data)
Income Statement (1)
Interest income	$491,518	$350,661	$274,979	$167,267	$144,061
Interest expense	212,235	110,279	60,162	40,148	39,920

Net interest income before provision/(reversal) for loan losses	279,283	240,382	214,817	127,119	104,141
Provision/(reversal) for loan losses	2,000	(500)	—	7,150	6,000

Net interest income after provision/(reversal) for loan losses	277,283	240,882	214,817	119,969	98,141

Securities gains (losses)	201	1,473	(3,979)	9,890	1,926
Other non-interest income	21,263	21,013	20,244	13,103	14,245
Non-interest expense	113,918	96,887	90,660	55,140	43,317

Income before income tax expense	184,829	166,481	140,422	87,822	70,995
Income tax expense	67,259	62,390	53,609	32,250	22,295

Net income	$117,570	$104,091	$86,813	$55,572	$48,700

Net Income per common share
Basic	$2.29	$2.07	$1.74	$1.44	$1.35
Diluted	$2.27	$2.05	$1.72	$1.42	$1.34
Cash dividends paid per common share	$0.360	$0.360	$0.300	$0.280	$0.273
Weighted-average common shares
Basic	51,234,596	50,373,076	49,869,271	38,713,728	35,982,666
Diluted	51,804,495	50,821,093	50,480,154	39,035,616	36,230,238

Statement of Condition
Securities available-for-sale	$1,522,223	$1,217,438	$1,791,904	$1,681,251	$248,273
Securities held-to-maturity	—	—	—	—	459,452
Net loans (2)	5,670,873	4,574,831	3,757,464	3,229,751	1,848,078
Total assets	8,026,508	6,397,503	6,098,005	5,541,915	2,753,998
Deposits	5,675,306	4,916,350	4,595,137	4,428,081	2,314,643
Federal funds purchased and securities sold under agreements to repurchase	450,000	319,000	91,000	82,500	28,500
Advances from the Federal Home Loan Bank	714,680	215,000	545,000	258,313	50,000
Borrowings from other financial institutions	10,000	20,000	—	20,000	—
Long-term debt	104,125	53,976	53,916	53,856	—
Stockholders’ equity	943,074	773,617	715,993	619,296	287,961

Common Stock Data
Shares of common stock outstanding	51,930,955	50,191,089	50,677,896	49,608,182	35,999,910
Book value per common share	$18.16	$15.41	$14.13	$12.48	$8.00

Profitability Ratios
Return on average assets	1.60%	1.69%	1.51%	1.58%	1.88%
Return on average stockholders’ equity	13.61	14.05	13.27	15.13	18.30
Dividend payout ratio	15.67	17.44	17.19	18.15	20.13
Average equity to average assets ratio	11.76	12.05	11.38	10.42	10.27
Efficiency ratio	37.88	36.86	39.23	36.73	36.00

(1)	Includes the operating results and the acquired assets and assumed deposits and liabilities of (i) GBC Bancorp and its subsidiaries after October 20, 2003, (ii) Great Eastern Bank after April 6, 2006, and (iii) New Asia Bancorp and its subsidiaries after October 17, 2006.
(2)	Net loans represent gross loans net of loan participations sold, allowance for loan losses and unamortized deferred loan fees.

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

The Bank offers a wide range of financial services. The Bank currently operates 20 branches in Southern California, 10 branches in Northern California, nine branches in New York State, one branch in Massachusetts, one branch in Houston, Texas, two branches in Washington State, three branches in Illinois, one loan production office in Dallas, Texas, and three representative offices (one in Hong Kong, one in Shanghai, China, and one in Taipei, Taiwan). The Company has filed an application to convert its Hong Kong representative office into a full service branch. The Bank is a commercial bank, servicing primarily the individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.

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

Management believes the following are critical accounting policies that require the most significant judgments and estimates used in the preparation of its consolidated financial statements:

Accounting for the allowance for loan losses

The determination of the amount of the provision for loan losses charged to operations reflects management’s current judgment about the credit quality of the loan portfolio and takes into consideration changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability and depth of lending management, changes in the volume and severity of past due, nonaccrual and adversely classified or graded loans, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, the existence and effect of any concentrations of credit and the effect of competition, legal and regulatory requirements, and other external factors. The nature of the process by which the Bank determines the appropriate allowance for loan losses requires the exercise of considerable judgment. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses in future periods.

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

Allowances for other risks of probable loan losses have been included in the allowance for loan losses. At December 31, 2006, the Bank has set aside funds to cover the risk factors of higher energy prices on the ability of its borrowers to service their loans.

Accounting for acquisitions

Accounting for acquisitions of other financial institutions involves significant judgments and assumptions by management, which has a material impact on the carrying value of fixed rate loans and borrowings and the determination of the core deposit intangible asset and goodwill. Except for the resolution of any pre-acquisition income tax uncertainties, no additional fair value adjustments can be made after the end of the allocation period of one year.

Investment Securities

The classification and accounting for investment securities are discussed in detail in Note 1 of the consolidated financial statements presented elsewhere herein. Under SFAS No. 115, Accounting for Certain

Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas available-for-sale securities are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources. We are obligated to assess, at each reporting date, whether there is an "other-than-temporary" impairment to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income (loss). Investment securities are discussed in more detail in Note 4 to the consolidated financial statements presented elsewhere herein.

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

On December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions. While the Company continues to believe that the tax benefits recorded in three prior years with respect to its regulated investment company were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative – Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. As of December 31, 2006, the Company reflected a $12.1 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $7.9 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. The Company does not expect that its refund claim related to its regulated investment company will more likely than not be realized and consequently, expects to include the $7.9 million after tax amount related to its refund claim in its cumulative effect adjustment for Interpretation No. 48 as an adjustment to the opening balance of retained earnings as of the January 1, 2007 effective date of Interpretation No. 48.

Results of Operations

Overview

For the year ended December 31, 2006, the Company reported net income of $117.6 million, or $2.27 per diluted share, compared to net income of $104.1 million, or $2.05 per diluted share in 2005 and net income of $86.8 million, or $1.72 per diluted share in 2004. Strong organic loan growth and acquisitions were the main factors that contributed to these results. The return on average assets in 2006 was 1.60%, compared to 1.69% in 2005, and 1.51% in 2004. The return on average equity was 13.61% in 2006, compared to 14.05% in 2005 and 13.27% in 2004.

Highlights

•	Net income for 2006 was $117.6 million, or $2.27 per diluted common share, compared with $104.1 million, or $2.05 per diluted common share in 2005, an increase of 12.9%.

•	Net interest income increased by 16.2% from 2005 to 2006 as a result of the strong loan growth and increases in market interest rates.

•	Total assets increased by $1.6 billion, or 25.5%, to $8.0 billion at December 31, 2006 from year-end 2005 of $6.4 billion.

•	Total gross loans increased by $1.1 billion, or 23.7% to $5.7 billion at December 31, 2006, from $4.6 billion at December 31, 2005.

•	Deposit balances at December 31, 2006, grew to $5.7 billion, an increase of $759.0 million, or 15.4%, compared to the deposit balance of $4.9 billion at December 31, 2005.

•	Net charge-offs were $715,000 for 2006 compared to net charge-offs of $2.1 million in 2005.

Net income and key financial performance ratios are presented below for the three years indicated:

	2006	2005	2004
	(Dollars in thousands, except share and per share data)
Net income	$117,570	$104,091	$86,813
Basic earnings per common share	$2.29	$2.07	$1.74
Diluted earnings per common share	$2.27	$2.05	$1.72
Return on average assets	1.60%	1.69%	1.51%
Return on stockholders’ equity	13.61%	14.05%	13.27%
Total average assets	$7,345,020	$6,146,777	$5,753,208
Total average stockholders’ equity	$863,641	$740,921	$654,450
Efficiency ratio	37.88%	36.86%	39.23%
Effective income tax rate	36.39%	37.48%	38.18%

Net Interest Income

Net interest income totaled $279.3 million in 2006 compared with $240.4 million in 2005. Interest income in 2006 on tax-exempt securities was $3.8 million, or $5.7 million on a tax-equivalent basis using a statutory Federal income tax rate of 35%, compared to $4.4 million, or $6.7 million on a tax-equivalent basis in 2005.

Taxable-equivalent net interest income totaled $281.2 million in 2006, compared with $242.6 million in 2005. The increase in net interest income was due to a $1.06 billion, or 18.6%, increase in average earning assets resulting primarily from increases in market rates, strong organic loan growth, and the earning assets from two acquisitions, partially offset by the decrease in the net interest margin between 2005 and 2006 as a result of the greater increases in interest rates for time deposits and wholesale borrowings.

Average loans for 2006 were $5.31 billion, which is $1.15 billion, or 27.5%, higher than 2005 due primarily to the growth in commercial real estate loans. Compared with 2005, average commercial loans increased

$90.0 million, or 8.8%, to $1.11 billion, average residential mortgages and equity lines increased $110.3 million, or 29.4%, to $485.3 million, average commercial real estate mortgages increased $768.2 million, or 33.6%, to $3.06 billion and average construction loans increased $173.3 million, or 38.0%, to $629.0 million. Average securities were $1.39 billion, a decrease of $91.4 million, or 6.2%, due primarily to principal pay downs and maturities of securities during 2006.

Average deposits were $5.32 billion in 2006, an increase of $508.9 million, or 10.6%, from $4.81 billion in 2005 due to increases of $415.6 million in time deposits, $59.6 million in money market accounts and $58.8 million in non-interest bearing deposits. Average other borrowings increased $174.7 million to $578.2 million from $403.5 million. Securities sold under agreement to repurchase increased from $18.4 million in 2005 to $374.4 million in 2006 as another source to fund the Company’s loan growth in 2006.

Taxable-equivalent interest income increased $140.5 million, or 39.8%, to $493.4 million in 2006, primarily due to continued growth in loans. The overall increase in taxable-equivalent interest income was due to increases in volume and rate which were partially offset by a change in the mix of interest-earning assets as discussed below:

•

Increase in volume: Average interest-earning assets increased $1.06 billion, or 18.6%, to $6.75 billion in 2006, over interest-earning assets of $5.69 billion in 2005. The increase in volume added $81.7 million to interest income and was primarily attributable to the growth in loans.

•

Increase in rate: The taxable-equivalent yield on interest-earning assets increased 111 basis points from 6.20% in 2005 to 7.31% in 2006. As a result of the higher interest rate environment during 2006, the yield earned on average loans increased 106 basis points from 6.84% to 7.90% in the same period. The yield earned on average taxable securities increased 74 basis points from 4.33% in 2005 to 5.07% in 2006. The increase in rates increased interest income by $58.8 million.

•

Change in the mix of interest-earnings assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 78.7% of total average interest-earning assets in 2006 and increased from 73.2% in 2005. Average securities comprised 20.6% of total average interest-bearing assets in 2006 and decreased from 26.0% in 2005.

Interest expense increased by $101.9 million to $212.2 million in 2006 compared with $110.3 million in 2005. The overall increase in interest expense was due to increases in rate and volumes as discussed below:

•

Increase in volume: Average interest-bearing liabilities increased $993.1 million in 2006, due primarily to the growth of time deposits of $415.6 million, securities sold under agreement to repurchase of $355.9 million and FHLB advances and other borrowings of $174.6 million.

•	Increase in rate: As a result of the higher interest rate environment during 2006, the average cost of interest bearing liabilities increased 140 basis points from 2.38% in 2005 to 3.78% in 2006.

•

Change in the mix of interest-bearing liabilities. Average FHLB advances and other borrowing of $578.2 million increased to 10.3% of total interest-bearing liabilities in 2006 compared to 8.7% in 2005. In addition, average securities under agreement to repurchase of $374.4 million increased to 6.7% of total interest-bearing liabilities in 2006 compared to 0.4% in 2005. Offsetting these increases, average interest bearing deposits of $4.6 billion decreased to 81.1% of total interest-bearing liabilities in 2006 compared to 88.8% in 2005, due in part to decreases in average interest-bearing demand and savings deposits.

The Company’s taxable-equivalent net interest margin, defined as taxable-equivalent net interest income to average interest-earning assets, decreased 9 basis points to 4.17% in 2006 from 4.26% in 2005 primarily as a result of the repricing of time deposits to market interest rates and increased reliance on more expensive wholesale borrowings.

Net interest income totaled $240.4 million in 2005 compared with $214.8 million in 2004. Interest income in 2005 on tax-exempt securities was $4.4 million, or $6.7 million on a tax-equivalent basis using a statutory Federal income tax rate of 35%, compared to $4.2 million, or $6.4 million on a tax-equivalent basis in 2004.

Taxable-equivalent net interest income totaled $242.6 million in 2005, compared with $217.0 million in 2004. The increase in net interest income was due to a 7.2% increase in average earning assets resulting primarily from strong organic loan growth, partially offset by a decrease of securities available-for-sale, as well as an improvement in the net interest margin between 2004 and 2005.

Average loans for 2005 were $4.17 billion, which was $642.7 million, or 18.3%, higher than 2004 due primarily to the growth in commercial real estate loans. Compared with December 31, 2004, balances, commercial loans increased $155.0 million, or 16.2%, to $1.11 billion, residential mortgages and equity lines increased $99.6 million, or 30.0%, to $431.3 million, commercial real estate mortgages increased $471.4 million, or 22.2%, to $2.60 billion and construction loans increased $87.4 million, or 21.2%, to $500.0 million. Average securities were $1.48 billion, a decrease of $264.6 million, or 15.2%, due primarily to the sale of $243.2 million of securities and $302.0 million pay-downs from mortgage-backed securities and calls of municipal bonds and other securities during 2005.

Average deposits were $4.81 billion in 2005, an increase of $315.6 million, or 7.0%, from $4.49 billion in 2004 due to business development efforts and promotions. Average FHLB advances and other borrowings decreased $2.9 million to $403.5 million from $406.4 million. Average federal funds purchased and securities sold under agreement to repurchase increased from $53.8 million in 2004 to $62.4 million in 2005.

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

Interest-Earning Assets and Interest-Bearing Liabilities

	2006 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)	2005 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)	2004 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)
	(Dollars in thousands)
Interest-Earning Assets:
Commercial loans	$1,109,144	$90,182	8.13%	$1,019,101	$66,517	6.53%	$939,777	$47,794	5.09%
Residential mortgage	485,287	29,130	6.00	374,988	21,155	5.64	294,927	15,925	5.40
Commercial mortgage	3,057,523	238,227	7.79	2,289,288	159,244	6.96	1,940,717	113,567	5.85
Real estate construction loans	628,989	60,890	9.68	455,704	37,512	8.23	329,564	22,383	6.79
Other loans and leases	29,621	1,025	3.46	26,220	680	2.59	17,590	440	2.50

Loans and leases (1)	5,310,564	419,454	7.90	4,165,301	285,108	6.84	3,522,575	200,109	5.68
Taxable securities	1,304,325	66,071	5.07	1,376,068	59,584	4.33	1,637,791	69,372	4.24
Tax-exempt securities (3)	83,349	5,706	6.85	103,026	6,653	6.46	105,893	6,441	6.08
Federal Home Loan Bank stock	32,475	1,594	4.91	29,237	965	3.30	24,071	1,016	4.22
Federal funds sold & securities purchased under agreement to resell	4,340	195	4.49	8,005	237	2.96	12,424	104	0.84
Interest-bearing deposits	15,091	380	2.52	9,517	368	3.87	5,419	151	2.79

Total interest-earnings assets	$6,750,144	$493,400	7.31	$5,691,154	$352,915	6.20	$5,308,173	$277,193	5.22
Non-interest earning assets
Cash and due from banks	99,986			89,211			95,403
Other non-earning assets	571,887			440,071			427,618

Total non-interest earning assets	671,873			529,282			523,021
Less: Allowance for loan losses	(63,955)			(62,098)			(66,883)
Deferred loan fees	(13,042)			(11,561)			(11,103)

Total Assets	$7,345,020			$6,146,777			$5,753,208

Interest-Bearing Liabilities:
Interest-bearing demand	237,113	2,796	1.18	245,904	1,492	0.61	267,188	709	0.27
Money market	599,210	16,145	2.69	539,642	7,537	1.40	616,970	4,878	0.79
Savings	374,570	3,416	0.91	390,787	1,992	0.51	421,959	1,325	0.31
Time deposits	3,344,931	137,734	4.12	2,929,365	81,587	2.79	2,522,845	42,923	1.70

Total interest-bearing deposit	4,555,824	160,091	3.51	4,105,698	92,608	2.26	3,828,962	49,835	1.30
Federal funds purchased	43,407	2,195	5.06	43,981	1,481	3.37	18,391	313	1.70
Securities sold under agreement to repurchase	374,356	15,683	4.19	18,449	626	3.39	35,384	851	2.41
FHLB advances and other borrowings	578,181	28,903	5.00	403,534	12,031	2.98	406,432	6,697	1.65
Long-term debt	66,907	5,363	8.02	53,944	3,533	6.55	53,885	2,466	4.58

Total interest-bearing liabilities	5,618,675	212,235	3.78	4,625,606	110,279	2.38	4,343,054	60,162	1.39
Non-interest bearing liabilities:
Demand deposits	761,991			703,185			664,329
Other liabilities	100,713			77,065			91,375
Stockholders’ equity	863,641			740,921			654,450

Total liabilities and stockholders’ equity	$7,345,020			$6,146,777			$5,753,208

Net interest spread (4)			3.53%			3.82%			3.83%
Net interest income (4)		$281,165			$242,636			$217,031

Net interest margin (4)			4.17%			4.26%			4.09%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	2006 - 2005 Increase/(Decrease) in Net Interest Income Due to:			2005 - 2004 Increase/(Decrease) in Net Interest Income Due to:
	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate	Total Change
	(In thousands)
Interest-Earning Assets
Deposits with other banks	$168	$(156)	$12	$143	$74	$217
Federal funds sold and securities purchased under agreement to resell	(135)	93	(42)	(49)	182	133
Taxable securities	(3,230)	9,717	6,487	(11,302)	1,514	(9,788)
Taxable-exempt securities (2)	(1,329)	382	(947)	(178)	390	212
Federal Home Loan Bank Stock	117	512	629	194	(245)	(51)
Loans	86,127	48,219	134,346	40,036	44,963	84,999

Total increase in interest income	81,718	58,767	140,485	28,844	46,878	75,722

Interest-Earning Liabilities
Interest-bearing demand accounts	(55)	1,359	1,304	(61)	844	783
Money market accounts	914	7,694	8,608	(677)	3,336	2,659
Savings accounts	(86)	1,510	1,424	(104)	771	667
Time deposits	12,841	43,306	56,147	7,806	30,858	38,664
Federal funds purchased	(20)	734	714	686	482	1,168
Securities sold under agreement to repurchase	14,876	181	15,057	(497)	272	(225)
FHLB advances and other borrowings	6,581	10,291	16,872	(48)	5,382	5,334
Long-term debt	947	883	1,830	3	1,064	1,067

Total increase in interest expense	35,998	65,958	101,956	7,108	43,009	50,117

Change in net interest income	$45,720	$(7,191)	$38,529	$21,736	$3,869	$25,605

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held have been adjusted to a fully taxable-equivalent basis, using a statutory Federal income tax rate of 35%.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses that management believes to be sufficient to absorb loan losses inherent in the Bank’s loan portfolio. The provision for loan losses was $2.0 million in 2006 compared with negative $500,000 in 2005 and zero in 2004. As a result of the strong growth in loans during 2006, the Bank recorded a $2.0 million provision for loan losses during 2006. Net charge-offs for 2006 were $715,000, or 0.01% of average loans, compared to net charge-offs of $2.1 million, or 0.05% of average loans, during 2005 and compared to net charge-offs of $2.9 million or 0.08% of average loans during 2004.

Non-interest Income

Non-interest income was $21.5 million for 2006, $22.5 million for 2005, and $16.3 million for 2004. Non-interest income includes depository service fees, letters of credit commissions, securities sales, loan sales, and other sources of fee income. These other fee-based services include, among other things, wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from the Company’s Wealth Management division, and foreign exchange fees.

The decrease of $1.0 million, or 4.5%, from 2005 to 2006 in non-interest income was primarily due to the following items:

•	Net securities gains of $1.5 million in 2005 compared to net securities gains of $0.2 million in 2006;

•	Gains on sale of premises and equipment of $958,000 in 2005 due to the sale of the land and building for a closed branch compared to none during 2006;

•	Depository service fees decreased $828,000 primarily due to the reclassification of certain wire transfer fees from depository service fees to other operating income in 2006; and

•

The above decreases were partially offset by increases (due mainly to the acquisition of Great Eastern Bank) of $1.2 million, or 29.1%, in letter of credit commissions, of $531,000, or 13.9% in wire transfer commissions, of $357,000, or 25.2%, in safe deposit box commission and an increase of $258,000, or 44.1%, in cashier check rebate commissions.

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

In 2000 and 2001, the Bank purchased three issues of preferred stock issued by Freddie Mac with a total par value of $20.0 million and one issue of preferred stock issued by Fannie Mae with a total par value of $5.0 million. These securities have a perpetual life and after an initial fixed rate period, the dividend on each issue of preferred stock is repriced based on a spread over a specific index such as LIBOR or the two-year Treasury Note. Based on an evaluation of the length of time and extent to which the market value of these preferred stock securities have been less than market and the financial condition and near-term prospects of the issuers, the Bank recorded other-than-temporary impairment charges of $5.5 million in 2004, $115,000 in 2005 and $35,000 in 2006 to write down the value of these securities to market.

Non-interest Expense

Non-interest expense includes expenses related to salaries and benefits of employees, occupancy expenses, marketing expenses, computer and equipment expenses, amortization of core deposit intangibles, and other operating expenses. Non-interest expense totaled $113.9 million in 2006, compared with $96.9 million in 2005 and $90.7 million in 2004. The increase of $17.0 million, or 17.6%, in non-interest expense in 2006 compared to

2005 was primarily due to the mergers with Great Eastern Bank and New Asia Bancorp, and a combination of the following:

•	an increase of $9.9 million, or 18.9%, in salaries and employee benefits primarily due to mergers;

•	an increase of $1.3 million in occupancy expense due primarily to increases in depreciation expenses, property taxes and utility expenses primarily due to mergers;

•

an increase of $873,000 in computer and equipment expense primarily due to depreciation expenses and system conversion charges related to the conversion of the customers of Great Eastern Bank and New Asia Bancorp to the Company’s computer system;

•	an increase of $971,000 in marketing expenses mainly due to increases in donation, sponsorship and promotion expenses;

•	an increase of $642,000 in OREO expenses due to higher levels of OREO in 2006;

•	an increase of $1.3 million in expenses for the operation of affordable housing projects due to additional investments that were made in affordable housing projects;

•	an increase of $575,000 in amortization of core deposit intangibles due to mergers; and

•	an increase of $1.8 million of other operating expenses, or 24.8%, primarily due to increases in printing, supplies and postage expenses.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, increased to 37.88% in 2006 compared with 36.86% in 2005 due primarily to the higher percentage increase in non-interest expenses compared to the percentage increase in total revenues from 2005 to 2006.

Non-interest expense totaled $96.9 million in 2005, compared with $90.7 million in 2004. The increase of $6.2 million, or 6.9%, in non-interest expense in 2005 compared to 2004 was primarily a combination of the following:

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

•	an increase of $1.1 million in expenses for the operation of affordable housing projects due to additional investments that were made in affordable housing projects; and

•	an increase of $621,000 in amortization of core deposit intangibles of which $338,000 was an adjustment recorded in 2005 to accelerate the amortization in prior periods.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, improved to 36.86% in 2005 compared with 39.23% in 2004 due primarily to the stronger growth in revenues as compared to expenses from 2004 to 2005 as well as the securities losses recorded in 2004.

Income Tax Expense

The effective tax rate was 36.4% for 2006 and 37.5% for 2005. The decrease in effective tax rate was primarily due to a lower composite state income tax rate.

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

On December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions. While the Company continues to believe that the tax benefits recorded in three prior years with respect to RIC were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative – Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. As of December 31, 2006, the Company reflected a $12.1 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $7.9 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. The Company does not expect that its refund claim related to its regulated investment company will more likely than not be realized and consequently, expects to include the $7.9 million after tax amount related to its refund claim in its cumulative effect adjustment for Interpretation No. 48 as an adjustment to the opening balance of retained earnings as of the January 1, 2007 effective date of Interpretation No. 48.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2003 and by the Franchise Tax Board of the State of California back to 2000. The Company is currently under audit by the Internal Revenue Service for the years 2004 and 2005 and by the California Franchise Tax Board for the years 2000 to 2002. From time to time, there may be differences in opinions with respect to the tax treatment accorded transactions. When, and if, such differences occur and the related tax effects become probable and estimable, such amounts will be recognized. See discussion above in Part I — Item 1A — “Risk Factors” of this Annual Report on Form 10-K.

Review of Financial Condition

Total assets increased by $1.6 billion, or 25.5%, to $8.0 billion at December 31, 2006, compared with total assets of $6.4 billion at December 31, 2005. The increase in total assets was due primarily to growth in loans, increases in investment securities and the mergers with Great Eastern Bank and New Asia Bancorp funded by growth of deposits and borrowings.

Securities

Securities represented 18.96% of total December 31, 2006 assets compared with 19.03% of December 31, 2005 total assets. The fair value of securities available-for-sale (“AFS”) at December 31, 2006, was $1.52 billion compared with $1.22 billion at December 31, 2005. Securities available-for-sale are carried at fair value and had a net unrealized loss of $21.4 million at December 31, 2006, compared with a net unrealized loss $22.9 million at December 31, 2005.

The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2006	2005
	(In thousands)
Securities Available-for-Sale:
U.S. treasury securities	$993	$—
U.S. government sponsored entities	361,499	182,876
State and municipal securities	55,532	66,444
Mortgage-backed securities	534,767	606,903
Commercial mortgage-backed securities	19,966	28,768
Collateralized mortgage obligations	245,626	287,069
Asset-backed securities	780	1,192
Corporate bonds	205,937	6,908
Preferred stock of government sponsored entities	22,010	21,090
Equity securities	—	14,173
Foreign corporate bonds	75,113	2,015

Total	$1,522,223	$1,217,438

The table below shows the fair value and unrealized losses as of December 31, 2006, on the temporarily impaired securities in the Company’s available-for-sale securities portfolio. The Company has the ability and intent to hold these debt securities for a period of time sufficient for a recovery of cost. Unrealized losses for securities with unrealized losses for less than twelve months represent 0.2% of the historical cost, and unrealized losses for securities with unrealized losses for twelve months and more represent 2.8% of the historical cost and generally resulted from increases in interest rates from the date that these securities were purchased. All of these securities are investment grade. At December 31, 2006, management believes the impairment detailed in the table below is temporary and accordingly no impairment loss has been recognized in the Company’s consolidated statements of income.

Temporarily Impaired Securities at December 31, 2006

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(In thousands)
U.S. treasury securities	$993	$1	$—	$—	$993	$1
U.S. government sponsored entities	204,386	336	133,433	3,220	337,819	3,556
State and municipal securities	3,631	29	2,349	51	5,980	80
Mortgage-backed securities	3,305	20	465,800	15,050	469,105	15,070
Commercial mortgage-backed securities	—	—	19,966	588	19,966	588
Collateralized mortgage obligations	—	—	242,190	6,417	242,190	6,417
Asset-backed securities	—	—	780	3	780	3
Corporate bonds	50,693	308	4,919	88	55,612	396
Foreign corporate bonds	24,988	13	—	—	24,988	13

Total	$287,996	$707	$869,437	$25,417	$1,157,433	$26,124

The following table summarizes the number of issuances of the temporarily impaired available-for-sale securities as of December 31, 2006:

Temporarily Impaired Securities at December 31, 2006

	Less than 12 months	12 months or longer	Total
Description of securities	Number of Issuances	Number of Issuances	Number of Issuances
U.S. treasury securities	1	—	1
U.S. government sponsored entities	29	10	39
State and municipal securities	7	5	12
Mortgage-backed securities	7	77	84
Commercial mortgage-backed securities	—	3	3
Collateralized mortgage obligations	—	39	39
Asset-backed securities	—	2	2
Corporate bonds	3	1	4
Foreign corporate bonds	1	—	1

Total	48	137	185

The scheduled maturities and taxable-equivalent yields by security type are presented in the following tables:

Securites Available-for-Sale Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2006
		After One	After Five
	One Year or Less	Year to Five Years	Years to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Maturity Distribution:
U.S. treasury securities	$993	$—	$—	$—	$993
U.S. government sponsored entities	49,194	311,127	1,002	176	361,499
State and municipal securities	459	6,474	29,276	19,323	55,532
Mortgage-backed securities (1)	311	26,929	2,801	504,726	534,767
Commercial mortgage-backed securities (1)	—	657	—	19,309	19,966
Collateralized mortgage obligations (1)	16	—	10,269	235,341	245,626
Asset-backed securities (1)	—	—	—	780	780
Corporate bonds	5,919	—	200,018	—	205,937
Preferred stock of government sponsored entities (2)	—	—	—	22,010	22,010
Foreign corporate bonds	—	—	75,113	—	75,113

Total	$56,892	$345,187	$318,479	$801,665	$1,522,223

Weighted-Average Yield:
U.S. treasury securities	3.67%	0.00%	0.00%	0.00%	3.67%
U.S. government sponsored entities	2.73	4.81	3.50	2.00	4.52
State and municipal securities (3)	8.37	7.24	6.82	6.48	6.76
Mortgage-backed securities (1)	5.37	4.99	5.97	4.58	4.61
Commercial mortgage-backed securities (1)	—	3.98	—	4.07	4.07
Collateralized mortgage obligations (1)	4.58	—	4.56	4.76	4.75
Asset-backed securities (1)	—	—	—	2.94	2.94
Corporate bonds	3.17	—	8.63	—	8.48
Preferred stock of government sponsored entities	—	—	—	7.05	7.05
Foreign corporate bonds	—	—	9.03	—	9.03

Total	2.86%	4.87%	8.39%	4.67%	5.43%

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	There is no stated maturity for equity securities.
(3)	Weighted average yield has been adjusted to a fully-taxable equivalent basis.

Loans

Loans represented 78.7% of average interest-earning assets during 2006 compared with 73.2% during 2005. Gross loans, increased by $1.1 billion, an increase of 23.7%, to $5.75 billion at year-end 2006 compared with $4.65 billion at year-end 2005. The growth was primarily attributable to the following:

•

Commercial mortgage loans increased $635.9 million, or 24.5%, to $3.23 billion at year-end 2006, compared to $2.60 billion at year-end 2005 due primarily to strong loan originations and the mergers with Great Eastern Bank and New Asia Bancorp. Total commercial mortgage loans accounted for 56.1% of gross loans at year-end 2006 compared to 55.7% at year-end 2005. Commercial mortgage loans include primarily commercial retail properties, shopping centers, and owner-occupied industrial facilities, and, secondarily, office buildings, multiple-unit apartments, and multi-tenanted industrial properties, and are typically secured by first deeds of trust on such commercial properties. In addition, the Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings where the owner either uses the property for business purposes or derives income from tenants.

•

Commercial loans increased $133.4 million, or 12.0%, to $1.24 billion at December 31, 2006, compared to $1.11 billion at December 31, 2005. Commercial loans consist primarily of short-term loans (normally with a maturity of one year or less) to support general business purposes, or to provide working capital to businesses in the form of lines of credit, trade-finance loans, loans for commercial purposes secured by cash, and SBA loans.

•	Real estate construction loans increased $185.2 million, or 37.0%, to $685.2 million at year-end 2006 compared to $500.0 million at year-end 2005.

•

Total residential mortgage loans and equity lines increased by $143.1 million or 33.2%, to $574.4 million at year-end 2006, compared to $431.3 million at year-end 2005, primarily due to strong new loan originations for single family mortgage loans and the acquisition of New Asia Bancorp.

The Company’s lending activities are predominantly in the states of California, New York, Texas, Washington, Massachusetts, and Illinois, although it has some loans to domestic clients who are engaged in international trade.

The classification of loans by type as of December 31 for each of the past five years is presented below:

Loan Type and Mix

	Amount Outstanding as of December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Type of Loans
Commercial loans	$1,243,756	$1,110,401	$955,377	$956,382	$563,675
Residential mortgage loans and equity lines	574,422	431,289	331,727	262,954	231,371
Commercial mortgage loans	3,226,658	2,590,752	2,119,349	1,715,434	943,391
Real estate construction loans	685,206	500,027	412,611	359,339	122,773
Installment loans	13,257	13,662	10,481	11,452	15,570
Other loans	4,247	1,684	2,443	860	447

Gross loans	5,747,546	4,647,815	3,831,988	3,306,421	1,877,227

Less:
Allowance for loan losses	(64,689)	(60,251)	(62,880)	(65,808)	(24,543)
Unamortized deferred loan fees	(11,984)	(12,733)	(11,644)	(10,862)	(4,606)

Net loans	$5,670,873	$4,574,831	$3,757,464	$3,229,751	$1,848,078

The loan maturities in the table below are based on contractual maturities. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Company and the borrower. Because the Company is unable to estimate the extent to which its borrowers will renew their loans, the table is based on contractual maturities. As a result, the data shown below should not be viewed as an indication of future cash flows. As a result of short term interest rates rising above longer term interest rates, a higher proportion of the Company’s commercial mortgage loans at December 31, 2006, were fixed rate loans compared to the prior year.

Contractual Maturity of Loan Portfolio

	Within One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial loans
Floating rate	$642,696	$185,785	$44,568	$873,049
Fixed rate	302,747	60,403	7,557	370,707
Residential mortgage loans and equity lines
Floating rate	556	1,481	168,646	170,683
Fixed rate	2,400	19,418	381,921	403,739
Commercial mortgage loans
Floating rate	399,219	467,705	388,938	1,255,862
Fixed rate	33,652	825,572	1,111,572	1,970,796
Real estate construction loans
Floating rate	558,532	100,745	2,602	661,879
Fixed rate	15,889	5,905	1,533	23,327
Installment loans
Floating rate	—	—	—	—
Fixed rate .	11,057	2,200	—	13,257
Other loans
Floating rate	—	—	—	—
Fixed rate	4,247	—	—	4,247

Total Loans	$1,970,995	$1,669,214	$2,107,337	$5,747,546

Floating rate	$1,601,003	$755,716	$604,754	$2,961,473
Fixed rate	369,992	913,498	1,502,583	2,786,073

Total Loans	1,970,995	1,669,214	2,107,337	5,747,546

Allowance for loan losses				(64,689)
Unamortized deferred loan fees				(11,984)

Net loans				$5,670,873

Deposits

The Bank primarily uses customer deposits to fund its operations, and to a lesser extent borrowings in the form of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and other borrowings. The Bank’s deposits are generally obtained from residents within the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting time deposits from political subdivisions and public agencies. The Bank considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management’s decisions as to the most economic funding sources. At December 31, 2006, the Bank had brokered-deposits which totaled $247.2 million, or 4.4% of total deposits, and public deposits which totaled $325.1 million, or 5.7% of total deposits.

The Bank’s total deposits increased $759.0 million, or 15.4%, from $4.92 billion at year-end 2005 to $5.68 billion at December 31, 2006. Time deposits of $100,000 or more increased $210.6 million, or 8.7%, and time deposits under $100,000 increased $366.2 million, or 57.1%, during 2006, primarily due to the $247.2 million increase from brokered-deposits and the $74.9 million increase in public deposits as well as a number of special deposit promotions during 2006.

The following table displays the deposit mix for the past three years:

Deposit Mix

	Year Ended December 31,
	2006		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Demand accounts	$781,492	13.8%	$726,722	14.8%	$674,791	14.7%
NOW accounts	239,589	4.2	240,885	4.9	253,767	5.5
Money market accounts	657,689	11.6	523,076	10.6	588,526	12.8
Saving accounts	358,827	6.3	364,793	7.4	418,041	9.1
Time deposits under $100,000	1,007,637	17.8	641,411	13.1	539,811	11.7
Time deposits of $100,000 or more	2,630,072	46.3	2,419,463	49.2	2,120,201	46.2

Total	$5,675,306	100.0%	$4,916,350	100.0%	$4,595,137	100.0%

Average total deposits grew $508.9 million, or 10.6%, to $5.32 billion during 2006 compared with average total deposits of $4.81 billion in 2005.

The following table displays average deposits and rates for the past five years:

Average Deposits and Average Rates

	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Demand	$761,991	—%	$703,185	—%	$664,329	—%	$357,731	—%	$274,568	—%
NOW accounts	237,113	1.18	245,904	0.61	267,188	0.27	179,290	0.27	139,589	0.31
Money market accounts	599,210	2.69	539,642	1.40	616,970	0.79	292,952	0.73	154,414	0.99
Saving accounts	374,570	0.91	390,787	0.51	421,959	0.31	327,336	0.30	271,286	0.50
Time deposits	3,344,931	4.12	2,929,365	2.79	2,522,845	1.70	1,665,114	1.76	1,372,854	2.43

Total	$5,317,815	3.01%	$4,808,883	1.93%	$4,493,291	1.11%	$2,822,423	1.17%	$2,212,711	1.66%

Management considers the Bank’s time deposits of $100,000 or more (Jumbo CDs) to be generally less volatile than other wholesale funding sources primarily because:

•	approximately 67.3% of the Bank’s Jumbo CDs have been on deposit with the Bank for two years or more;

•	the Jumbo CD portfolio is widely-held with 11,396 individual accounts averaging approximately $201,689 per account owned by 7,264 individual depositors as of December 31, 2006; and

•

the ratio of relatively higher percentage of Jumbo CDs to total deposits exists in most of the Asian-American banks in our California market because of higher savings rate within the communities we serve.

Management monitors the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the customers the Bank is serving.

Of our Jumbo CDs, 95.9% mature within one year as of year-end 2006. The following tables display time deposits of $100,000 or more by maturity:

Time Deposits of $100,000 or More by Maturity

At December 31, 2006
(In thousands)
Less than three months	$1,047,038
Three to six months	1,043,522
Six to twelve months	432,046
Over one year	107,466

Total	$2,630,072

The following table displays time deposits with remaining term of more than one year at December 31, 2006:

Maturities of Time Deposits with a Remaining Term

of More Than One Year for Each

of the Five Years Following December 31, 2006

(In thousands)
2008	$142,947
2009	15,777
2010	155
2011	662
2012	17

Borrowings

Borrowings include securities sold under agreements to repurchase, federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

In addition to the four long-term transactions totaling $200.0 million for five years entered into in 2005, in January and February 2006, the Bank entered into four long-term transactions involving the sale of securities under repurchase agreements totaling $200.0 million for five years. The rates are all initially floating rate for the first year at the three-month LIBOR minus 100 basis points. Thereafter, the rates are fixed for the remainder of the term. After the initial one year period, the counterparties have the right to terminate the transaction at par at the first anniversary date and quarterly thereafter At December 31, 2006, $200.0 million of these repurchase agreements bear fixed interest rates ranging from 4.35% to 4.52% and the remaining $200.0 million of these repurchase agreements, if not called, will bear fixed interest rates ranging from 4.42% to 4.79%.

The table below provides comparative data for securities sold under agreements to repurchase:

	December 31,
	2006	2005	2004
	(Dollars in thousands)
Average amount outstanding during the year (1)	$374,356	$18,449	$35,384
Maximum amount outstanding at month-end (2)	445,000	200,000	54,000
Balance, December 31,	400,000	200,000	15,000
Rate at year-end	4.40%	3.41%	2.15%
Weighted average interest rate for the year	4.19%	3.39%	2.41%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were July in 2006, December in 2005, and May in 2004.

Advances from the FHLB increased $499.7 million to $714.7 million at December 31, 2006, from $215.0 million at December 31, 2005. Of the FHLB advances outstanding at December 31, 2006, $566.0 million will mature in 2007, $3.5 million will mature in 2008, and the remaining $145.2 million will mature in year 2011. These advances are non-callable with fixed interest rates, with a weighted average rate of 5.40% at December 31, 2006 and of 4.29% at December 31, 2005.

On May 31, 2005, the Bancorp entered into a $30.0 million 364-day unsecured revolving loan agreement with a commercial bank bearing an interest rate of LIBOR plus 90 basis points and a commitment fee of 12.5 basis points on unused commitments. On September 29, 2006, in conjunction with the issuance of subordinated debt discussed below, this loan was further amended to reduce the commitment to $10.0 million after October 31, 2006. At December 31, 2006, $10.0 million was outstanding with a weighted average rate of 6.26% under this loan compared to $20.0 million outstanding with a weighted average rate of 5.18% at December 31, 2005.

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt has a maturity term of 10 years, is unsecured and bears interest at a rate of LIBOR plus 110 basis points. As of December 31, 2006, $50.0 million was outstanding with a rate of 6.46% under this note. The subordinated debt qualifies as Tier 2 capital for regulatory reporting purpose and is included as a component of long-term debt in the consolidated balance sheet.

Junior Subordinated Notes

The Company established special purpose trusts in 2003 for the purpose of issuing Guaranteed Preferred Beneficial Interests in its Subordinated Debentures to outside investors (“Capital Securities”). The proceeds from the issuance of the Capital Securities as well as the Company’s purchase of the common stock of the special purpose trusts were invested in Junior Subordinated Notes of the Bancorp (“Junior Subordinated Notes”). The trusts exist for the sole purpose of issuing the Capital Securities and investing in Junior Subordinated Notes. Subject to some limitations, payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts, or the redemption of the Capital Securities, are guaranteed by the Company to the extent the trusts have funds on hand at such time. The obligations of the Company under the guarantees and the Junior Subordinated Notes are subordinate and junior in right of payment to all indebtedness of the Company and will be structurally subordinated to all liabilities and obligations of the Company’s subsidiaries. The Bancorp has the right to defer payments of interest on the Junior Subordinated Notes at any time or from time to time for a period of up to twenty consecutive quarterly periods with respect to each deferral period. Under the terms of the Junior Subordinated Notes, the Bancorp may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock if the Bancorp has deferred payment of interest on any Junior Subordinated Notes.

As of December 31, 2006, the total Junior Subordinated Notes issued by the Company totaled $54.1 million. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and commitments to make future payments as of December 31, 2006. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Contractual obligations:
Federal funds purchased	$50,000	$—	$—	$—	$50,000
Securities sold under agreements to repurchase (1)	—	—	400,000	—	400,000
Advances from the Federal Home Loan Bank	566,000	3,500	145,180	—	714,680
Other borrowings	10,000	—	—	19,981	29,981
Long-term debt	—	—	—	104,125	104,125
Operating leases	7,123	11,392	6,238	7,282	32,035
Deposits with stated maturity dates	3,478,151	158,724	817	17	3,637,709

	4,111,274	173,616	552,235	131,405	4,968,530
Other commitments:
Commitments to extend credit	1,346,400	600,099	24,598	207,543	2,178,640
Standby letters of credit	69,466	11,826	—	—	81,292
Commercial letter of credit	79,803	—	—	—	79,803
Bill of lading guarantees	223	—	—	—	223

Total contractual obligations and other commitments	$5,607,166	$785,541	$576,833	$338,948	$7,308,488

(1)	These repurchase agreements have a final maturity of five years but are callable on a quarterly basis after one year.

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Loan commitments outstanding at December 31, 2006, are included in the table above.

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek reimbursement from the customer. The Company’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2006, are included in the table above.

Capital Resources

Stockholders’ Equity

We obtain capital primarily from retained earnings, the issuance of additional common stock and, to a lesser extent, through our Dividend Reinvestment Plan and stock option exercises. Stockholders’ equity of $943.1 million at December 31, 2006, was up $169.5 million, or 21.9%, compared to $773.6 million at December 31, 2005. The increase in stockholders’ equity was due to $117.6 million from net income less payments of dividends on common stock of $18.4 million, issuance of 1,472,329 common shares valued at $55.2 million for a portion of the purchase price for Great Eastern Bank and New Asia Bancorp, proceeds from exercise of stock options of $3.3 million, tax benefit of $0.8 million from the exercise of stock options, reinvestment of dividends of $2.6 million, amortization of unearned compensation of $7.6 million and a decrease of $0.8 million from lower unrealized losses on securities. The Company paid common stock dividends of $0.36 per common share in 2006 and $0.36 per common share in 2005.

On April 6, 2001, the Board of Directors approved a stock repurchase program of up to $15 million of our common stock. On May 2, 2005, the Company completed the April 2001 repurchase plan under which it had repurchased a total of 830,065 common shares between April 2001 to May 2005 for a total cost of $15.0 million, or an average of $18.07 per share.

On March 18, 2005, the Company announced that its Board of Directors had approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock following the completion of the April 2001 stock repurchase program. During 2005, the Company repurchased 548,297 shares for a total cost of $18.3 million at an average price of $33.40 per share under its March 18, 2005 repurchase program. As of December 31, 2006, 451,703 shares remain under the Company’s March 18, 2005, stock repurchase program.

During 2005, the Company repurchased 738,542 shares for $24.5 million, at an average price of $33.18 per share under both the April 2001 repurchase program and the March 2005 repurchase program. There were no shares repurchased in 2006. In 2007, through February 27, 2007, the Company repurchased 275,826 shares for a total cost of $9.6 million at an average price of $34.96 per share. As of February 27, 2007, 175,877 shares remain under the Company’s March 18, 2005, stock repurchase program.

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. The amount of retained earnings available for cash dividends to Bancorp immediately after December 31, 2006, is restricted to approximately $211.3 million under this regulation.

Capital Adequacy

Management seeks to retain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At year-end 2006, Tier 1 risk-based capital ratio of 9.40%, total risk-based capital ratio of 11.00%, and Tier 1 leverage capital ratio of 8.98%, continued to place the Company in the “well capitalized” category, which is defined as institutions with Tier 1 risk-based capital ratio equal to or greater than six percent, total risk-based capital ratio equal to or greater than ten percent, and Tier 1 leverage capital ratio equal to or greater than five percent. The comparable ratios for 2005 were Tier 1 risk-based capital ratio of 10.61%, total risk-based capital ratio of 11.72%, and Tier 1 leverage capital ratio of 9.80%.

Cathay Real Estate Investment Trust, of which 100% of the common stock is owned by Cathay Bank, sold $4.4 million during 2003 and $4.2 million during 2004 of its 7.0% Series A Non-Cumulative preferred stock to accredited investors. During 2005, the Trust repurchased $131,000 of its preferred stock. This preferred stock qualifies as Tier 1 capital under current regulatory guidelines.

A table displaying the Company’s and the Bank’s capital and leverage ratios at year-end 2006 and 2005 is included in Note 21 to the Consolidated Financial Statements.

Risk Elements of the Loan Portfolio

Non-performing Assets

Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, and other real estate owned. The Company’s policy is to place loans on non-accrual status if interest and principal or either interest or principal is past due 90 days or more, or in cases where management deems the full collection of principal and interest unlikely. After a loan is placed on non-accrual status, any current year unpaid accrued interest is reversed against current income and any unpaid accrued interest from prior year is reversed against the allowance for loan losses. Thereafter, any payment is generally first applied towards the principal balance. Depending on the circumstances, management may elect to continue the accrual of interest on certain past due loans if partial payment is received and/or the loan is well collateralized and in the process of collection. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

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

Our non-performing assets increased $17.7 million, or 98.8%, to $35.6 million at year-end 2006 compared to $17.9 million at year-end 2005. The increase in non-performing assets was primarily due to a $5.3 million increase in other real estate owned, a $6.5 million increase in non-accrual loans, including $2.3 million in loans acquired from New Asia Bank, and a $5.9 million increase in accruing loans past due 90 days or more as a result of one loan which was renewed after December 31, 2006, and which is expected to be paid off in full by March 31, 2007.

As a percentage of gross loans plus other real estate owned, our non-performing assets increased to 0.62% at year-end 2006 from 0.39% at year-end 2005. The non-performing loan coverage ratio, defined as the allowance for loan losses to non-performing loans, decreased to 213.28% at year-end 2006, from 336.50% at year-end 2005.

The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Accruing loans past due 90 days or more	$8,008	$2,106	$3,260	$5,916	$2,468
Non-accrual loans	22,322	15,799	19,211	32,959	4,124

Total non-performing loans	30,330	17,905	22,471	38,875	6,592

Real estate acquired in foreclosure	5,259	—	—	400	653

Total non-performing assets	$35,589	$17,905	$22,471	$39,275	$7,245

Troubled debt restructurings (1)	955	3,088	1,006	5,808	5,266
Non-performing assets as a percentage of gross loans and other real estate owned at year-end	0.62%	0.39%	0.59%	1.19%	0.39%
Allowance for loan losses as a percentage of non-performing loans	213.28%	336.50%	279.83%	169.28%	372.31%

(1)	Troubled debt restructurings accrue interest at their restructured terms.

The effect of non-accrual loans and troubled debt restructurings on interest income for the past five years is presented below:

	2006	2005	2004	2003	2002
	(In thousands)
Non-accrual Loans
Contractual interest due	$1,851	$1,308	$1,692	$1,019	$321
Interest recognized	851	157	546	624	34

Net interest foregone	$1,000	$1,151	$1,146	$395	$287

Troubled Debt Restructurings
Contractual interest due	$100	$187	$101	$315	$338
Interest recognized	92	149	93	262	258

Net interest foregone	$8	$38	$8	$53	$80

During the fourth quarter 2006, the Company recognized $1.47 million of interest income, which is not reflected in the table above for 2006 amounts, from the full payoff of a loan that had been on nonaccrual status since 2004. As of December 31, 2006, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

Non-accrual Loans

Non-accrual loans were $22.3 million at year-end 2006 and $15.8 million at year-end 2005. Non-accrual loans at December 31, 2006, consisted of fifteen commercial loans totaling $14.4 million and thirteen commercial mortgage loans totaling $7.9 million. The comparable numbers for 2005 were $9.9 million in seventeen commercial loans and $5.9 million in four commercial mortgage loans.

The following tables present the type of properties securing the loans and the type of businesses the borrowers engaged in under commercial mortgage and commercial non-accrual loan categories as of the dates indicated:

	December 31, 2006		December 31, 2005
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/Multi-family residence	$7,111	$180	$—	$—
Commercial real estate	674	1,265	5,857	2,044
Land	113	—	—	—
UCC	—	12,779	—	7,796
Unsecured	—	200	—	102

Total	$7,898	$14,424	$5,857	$9,942

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

	December 31, 2006		December 31, 2005
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$6,651	$—	$3,817	$—
Wholesale/Retail	130	8,631	2,040	2,056
Food/Restaurant	282	3,126	—	2,214
Import/Export	—	2,667	—	5,672
Other	835	—	—	—

Total	$7,898	$14,424	$5,857	$9,942

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

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

Troubled debt restructurings, excluding those on non-accrual status, decreased $2.1 million to $1.0 million from a single borrower at December 31, 2006, compared to $3.1 million at December 31, 2005. At December 31, 2006, the restructured loans were performing under their revised terms.

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual, or the loan has been restructured. Those loans less than our defined selection criteria, generally the loan amount less than $100,000, are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. If the measurement of the impaired loan is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses.

We identified impaired loans with a recorded investment of $22.3 million at year-end 2006, compared to $15.8 million at year-end 2005. The average balance of impaired loans was $20.5 million in 2006 and $15.6 million in 2005. Interest collected on impaired loans totaled $0.9 million in 2006 and $0.2 million in 2005.

The following table presents impaired loans and the related allowance as of the dates indicated:

	At December 31,
	2006	2005
	(In thousands)
Balance of impaired loans with no allocated allowance	$10,522	$15,676
Balance of impaired loans with an allocated allowance	11,800	123

Total recorded investment in impaired loans	$22,322	$15,799

Amount of the allowance allocated to impaired loans	$4,310	$16

The impaired loans included in the table above are comprised of $14.4 million in commercial loans and $7.9 million in real estate loans as of December 31, 2006, and comprised of $9.9 million commercial loans and $5.9 million in real estate loans as of December 31, 2005.

Loan Concentration

We experienced no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of December 31, 2006. See Part I — Item 1A — “Rick Factors” above in this Annual Report on Form 10-K for a discussion of some of the factors that may affect the matters discussed in this Section.

Allowance for Loan Losses

The Bank’s maintains the allowance for loan losses at a level that is considered to be equal to the estimated and known risks in the loan portfolio. With this risk management objective, the Bank’s management has an established monitoring system that is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy level of the allowance for loan losses in a timely manner.

In addition, our Board of Directors has established a written loan policy that includes a loan review and control system which it believes should be effective in ensuring that the Bank maintains an adequate allowance for loan losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is adequate to absorb losses in the loan portfolio. The determination of the amount of the allowance for loan losses and the provision for loan losses is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectibility when determining the appropriate level for the allowance for loan losses. The nature of the process by which the Bank determines the appropriate allowance for loan losses requires the exercise of considerable judgment. Additions to the allowance for loan losses are made by charges to the provision for loan losses. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. Identified credit exposures that are determined to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for loan losses. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses in future periods. See Part I — Item 1A — “Rick Factors” in this Annual Report on Form 10-K for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

The following table sets forth the information relating to the allowance for loan losses, charge-offs, and recoveries for the past five years:

Allowance for Loan Losses

	Amount Outstanding as of December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$60,251	$62,880	$65,808	$24,543	$23,973
Provision/(reversal) for loan losses	2,000	(500)	—	7,150	6,000
Charge-offs:
Commercial loans	(1,985)	(5,176)	(8,334)	(364)	(5,663)
Real estate loans	(3)	—	(1,366)	(485)	(163)
Installment loans and other loans	(42)	(39)	(28)	(7)	(150)

Total charge-offs	(2,030)	(5,215)	(9,728)	(856)	(5,976)
Recoveries:
Commercial loans	1,243	2,850	6,702	799	242
Real estate loans	41	212	49	47	268
Installment loans and other loans	31	24	49	77	36

Total recoveries	1,315	3,086	6,800	923	546
Allowance from acquisitions	3,153	—	—	34,048	—

Balance at end of year	$64,689	$60,251	$62,880	$65,808	$24,543

Average loans outstanding during year ended	$5,310,564	$4,165,301	$3,522,575	$2,233,529	$1,752,444
Ratio of net charge-offs to average loans outstanding during the year	0.01%	0.05%	0.08%	—%	0.31%
Provision for loan losses to average loans outstanding during the year	0.04%	—%	—%	0.32%	0.34%
Allowance to non-performing loans at year-end	213.28%	336.50%	279.83%	169.28%	372.31%
Allowance to gross loans at year-end	1.13%	1.30%	1.64%	1.99%	1.31%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

Allocation of Allowance for Loan Losses

	As of December 31,
	2006		2005		2004		2003		2002
	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans
	(Dollars in thousands)
Type of Loans:
Commercial loans	$35,569	20.9%	$33,401	24.5%	$33,712	26.8%	$34,277	29.2%	$11,812	29.7%
Residential mortgage loans and equity lines	1,510	9.1	1,055	9.0	1,346	8.4	1,090	10.7	1,466	13.3
Commercial mortgage loans	22,160	57.6	20,516	55.0	20,949	55.1	17,458	52.0	8,458	47.3
Real Estate construction loans	5,431	11.8	5,265	10.9	6,838	9.4	12,899	7.6	2,610	8.8
Installment loans	10	0.3	10	0.3	17	0.2	61	0.5	181	0.9
Other loans	9	0.3	4	0.3	18	0.1	23	0.0	16	0.0

Total	$64,689	100.0%	$60,251	100.0%	$62,880	100.0%	$65,808	100.0%	$24,543	100.0%

The increase in the allowance allocated to commercial loans resulted from the increase in the level of non-accrual and problem loans during 2006. Commercial loans by collateral type comprised 64.6% of impaired loans and 64.6% of non-accrual loans and 17.9% of loans over 90 days still on accrual status at December 31, 2006. Commercial loans also comprised 62.9% of impaired loans, 62.9% of non-accrual loans, and 100% of loans over 90 days still on accrual status at December 31, 2005.

Allowance allocated to residential mortgage loans and equity lines also increased from $1.1 million at December 31, 2005, to $1.5 million at December 31, 2006, due to the increase in loan volume in this category.

The increase in the allowance allocated to commercial real estate mortgages from $20.5 million at December 31, 2005, to $22.2 million at December 31, 2006, was due to the strong growth in commercial real estate mortgages during 2006. Loan losses have been nominal during the past five years in this category. The overall allowance decreased to

0.7% of total commercial real estate mortgages at December 31, 2006, compared to 0.8% of total commercial real estate mortgages at December 31, 2005 due to improved credit quality.

The allocated allowance for construction loans was $5.3 million, or 1.0%, of construction loans at December 31, 2005, compared to $5.4 million, or 0.9%, of construction loans at December 31, 2006 primarily as the result of the growth in the construction loan portfolio. At December 31, 2006, two construction loans totaling $5.8 million were on non-accrual status and three construction loans totaling $6.3 million were past due 90 days and still accruing interest. At December 31, 2005, there were no construction loans on non-accrual status and no construction loan was past due 90 days and still accruing interest.

Allowances for other risks of probable loan losses amounting to $2.5 million as of December 31, 2006, compared to $4.3 million as of December 31, 2005, have been included in the allocations above. At December 31, 2006, the Bank has set aside funds to cover the risk factors of higher energy prices on the ability of its borrowers to service their loans. During 2006, management determined the other component of other portfolio risk identified at December 31, 2005, the lifting of textile quotes on Chinese manufacturers and the impact of the increased competition on the Bank’s borrowers in the textile industry, was no longer required since this portfolio risk has now been captured in the Bank’s loan grading system. Also, see Part I — Item 1A — “Risk Factors” above in this Annual Report Form 10-K for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. At year-end 2006, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) increased to 15.4%, compared to 13.5% at year-end 2005.

To supplement its liquidity needs, the Bank maintains a total credit line of $241.0 million for federal funds with three correspondent banks as well as master agreements with brokerage firms for the sale of securities subject to repurchase. The Bank is also a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2006, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.0 billion. The total advances outstanding with the FHLB of San Francisco at December 31, 2006, were $710.2 million. Advances from FHLB are non-callable and bear fixed rates of interest. These borrowings are secured by loans and securities. See Note 10 to the Consolidated Financial Statements.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At December 31, 2006, such assets at fair value totaled $1.52 billion, with $884.8 million pledged as collateral for borrowings and other commitments. The remaining $637.4 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 95.6% of our time deposits mature within one year or less as of December 31, 2006. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity for the next twelve months to the Bank to meet its operating needs.

The Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank, proceeds from the issuance of the Bancorp common stock through our Dividend Reinvestment Plan and exercise of stock options. Dividends paid to the Bancorp by the Bank are subject to regulatory limitations. The business activities of the Bancorp consist primarily of the operation of the Bank with limited activities in other investments. Management believes the Bancorp’s liquidity generated from its prevailing sources is sufficient to meet its operational needs.

Also, see Note 14 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 1 – “Summary of Significant Accounting Policies” in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recent accounting pronouncements and their expected impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The principal market risk to the Company is the interest rate risk inherent in our lending, investing, and deposit taking activities, due to the fact that interest-earning assets and interest-bearing liabilities do not re-price at the same rate, to the same extent, or on the same basis.

We monitor and manage our interest rate risk through analyzing the re-pricing characteristics of our loans, securities, and deposits on an on-going basis. The primary objective is to minimize the adverse effects of changes in interest rates on our earnings, and ultimately the underlying market value of equity, while structuring our asset-liability composition to obtain the maximum spread. Management uses certain basic measurement tools in conjunction with established risk limits to regulate its interest rate exposure. Due to the limitation inherent in any individual risk management tool, we use a simulation model to measure and quantify the impact to our profitability as well as to estimate changes to the market value of our assets and liabilities.

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

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At December 31, 2006, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 0.5%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 1.9%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 1.3%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 3.4%.

Our simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level to value the net economic value of our portfolio of assets and liabilities in our policy to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2006, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net economic value of our portfolio of assets and liabilities would decrease by 13.9%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net economic value of our assets and liabilities would increase by 15.7%, which is just slightly in excess of our policy limit of 15%.

Quantitative Information About Interest Rate Risk

The following table shows the carrying value of our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, as well as the instruments’ total fair values at December 31, 2006, and 2005. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities which are described in Note 16 to the Consolidated Financial Statements. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

	Average Interest rate	Expected Maturity Date at December 31,						December 31,
								2006		2005
								Total	Fair Value	Total	Fair Value
		2007	2008	2009	2010	2011	Thereafter
	(Dollars in thousands)
Interest-Sensitive Assets:
Mortgage-backed securities and collateralized mortgage obligations	4.64%	$100,117	$92,333	$69,526	$59,827	$52,348	$426,208	$800,359	$800,359	$922,740	$922,740
Other available for sale securities	6.31	56,564	47,947	145,438	20,522	103,694	347,699	721,864	721,864	294,698	294,698
Gross loans receivable:
Commercial	8.10	945,443	105,470	79,246	25,181	36,290	52,126	1,243,756	1,244,366	1,110,401	1,110,322
Residential Mortgage	6.11	2,956	1,906	4,155	5,718	9,120	550,567	574,422	562,351	431,289	427,507
Commercial Mortgage	7.55	432,871	275,636	276,314	365,505	375,824	1,500,508	3,226,658	3,203,155	2,562,763	2,553,660
Real estate construction	8.97	574,421	96,436	9,446	—	768	4,135	685,206	685,481	528,016	528,020
Installment & other	5.64	15,304	1,559	488	104	49	—	17,504	17,443	15,346	15,319
Trading Securities	7.12	5,195	—	—	—	—	114	5,309	5,309	—	—
Interest Sensitive Liabilities:
Other interest-bearing deposits	2.14	177,247	134,925	123,219	120,410	103,596	596,708	1,256,105	1,256,105	1,128,754	1,128,754
Time deposits	4.66	3,478,151	142,947	15,777	155	662	17	3,637,709	3,647,593	3,060,874	3,061,798
Federal funds purchased	5.31	50,000	—	—	—	—	—	50,000	50,000	119,000	119,000
Securities sold under agreements to repurchase	4.40	—	—	—	200,000	200,000	—	400,000	403,504	200,000	198,612
Advances from the Federal
Home Loan Bank	5.40	566,000	3,500	—	—	145,180	—	714,680	717,623	215,000	214,965
Revolving line of credit	6.26	10,000	—	—	—	—	—	10,000	10,000	20,000	19,997
Other borrowings	—	—	—	—	—	—	19,981	19,981	19,981	20,507	20,507
Long-term debt	7.46	—	—	—	—	—	104,125	104,125	106,136	53,976	56,227
Off-Balance Sheet
Financial Instruments:
Commitments to extend credit		1,346,400	533,065	67,034	15,138	9,460	207,543	2,178,640	(3,075)	1,776,844	(3,399)
Standby letters of credit		69,466	11,688	138	—	—	—	81,292	(555)	56,555	(210)
Other letters of credit		79,803	—	—	—	—	—	79,803	(45)	79,900	(42)
Bill of lading guarantees		223	—	—	—	—	—	223	(1)	513	(1)

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

On March 21, 2000, we entered into an interest rate swap agreement with a major financial institution in the notional amount of $20.0 million for a period of five years. The interest rate swap was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining rates. The purpose of the hedge was to provide a measure of stability in the future cash receipts of such loans over the term of the swap agreement. This agreement matured on March 21, 2005. Amounts received on the cash flow hedge interest rate swap were reclassified into earnings upon receipt of interest payments on the underlying loans, including $0.2 million in 2005 and $1.1 million in 2004.

In 2004, the Bank entered into $85.4 million of interest rate swaps that were scheduled to terminate in 2009 and could be terminated after two years at the election of the counterparty (swaptions) to mitigate risks associated with changes to the fair value of a like amount of fixed rate certificates of deposit (Five Year CDs) that had similar call features. For the first two years of the swaps, the Bank was to receive interest at a weighted average fixed rate of 3.15% and was to pay interest at a rate of LIBOR less 12.5 basis points. If the swaps were not terminated in 2006, then the Bank would receive interest at a weighted average rate of 5.94% and paid interest at a rate of LIBOR less 12.5 basis points for the last three years of the swap term. All of these interest rate hedges were initially designated as fair value hedges against a like amount of Five Year CDs and the Bank expected a highly effective correlation between changes in the fair values of the interest rate swap and changes in the fair value of the Five Year CDs. However, at December 31, 2004, there was a highly effective correlation between changes in the fair value of the interest rate swap and changes in the fair value of the Five Year CDs for only one group of Five Year CDs with a principal amount of $13.9 million and an unrealized gain of $0.1 million. The unrealized loss on the interest rate swaps and the unrealized gain on the $13.9 million of Five Year CDs have been recorded in income for 2004. The unrealized pre-tax loss on the ineffective interest rates swaps at December 31, 2004, of $50,000 has been recorded in income for 2004 and the related unrealized gain on the Five Year CDs with ineffective hedges was reversed from income as of December 31, 2004. For the year ended December 31, 2004, interest expense on certificates of deposit was reduced by $0.6 million as a result of these interest rate swaps. On January 18, 2005, the Bank terminated these interest rates swaps by making a cash payment of $400,000 and recording a pre-tax loss of $264,000 which reflected the increase in the fair value during 2005.

In 2004, the Bank entered into $25.7 million of interest rate swaps that were scheduled to terminate in 2007 and could be terminated after one year at the election of the counterparty to mitigate risks associated with changes to the fair value of a like amount of fixed rate certificates of deposit (Three Year CDs) that had similar call features. For the first year of the swaps, the Bank received interest at a weighted average fixed rate of 2.81% and paid interest at a rate of LIBOR less 12.5 basis points. If the swaps were not terminated in 2005, then the Bank would receive interest at a weighted average rate of 4.08% and pay interest at a rate of LIBOR less 12.5 basis points for the last two years of the swap term. All of these interest rate hedges were initially designated as fair value hedges against a like amount of Three Year CDs and the Bank expected a highly effective correlation between changes in the fair values of the interest rate swap and changes in the fair value of the Three Year CDs. However, at December 31, 2004, the fair value of these interest rate swaps, which did not have a highly effective correlation with changes in the fair value of the Three Year CDs, was an unrealized pre-tax loss of $33,000 which was recorded in income for 2004. For the year ended December 31, 2004, interest expense on certificates of deposit was reduced by $0.1 million as a result of these interest rate swaps. On January 18, 2005, the Bank terminated these interest rates swaps by making a cash payment of $85,000 and recording a pre-tax loss of $52,000 which reflected the increase in the fair value during 2005.

To mitigate risks associated with changes to the fair value of $25.8 million of Three Year CDs, on January 18, 2005, concurrent with the termination of the three year swaptions entered into during 2004 as discussed above, the Bank, in exchange for a cash payment of $163,000 by the counterparty, entered into new swaptions that would terminate in 2007 and that can also be terminated after one year from the initial issuance of the Three Year CDs at the election of the counterparty. For the initial term of the swaptions, the Bank received interest at a weighted average fixed rate of 2.39% and paid interest at a rate of LIBOR less 12.5 basis points. If the swaptions were not terminated by the counterparty in 2005, then the Bank would receive interest at a weighted average rate of 3.85% and pay interest at a rate of LIBOR less 12.5 basis points for the last two years of the swap term. All of these swaptions were initially designated as fair value hedges. There was a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Three Year CDs. On May 9, 2005, the Company made a cash payment of $158,000 and terminated the $25.8 million swaptions related to the Three Year CDs. The changes in fair values of the Three Year CD’s and the $25.8 million swaptions were recorded in income through the date the swaptions were terminated. For 2005, the net realized pre-tax gain on the swaptions was $5,000 and the net realized loss on the Three Year CDs was zero. For the year ended December 31, 2005, interest expense on certificates of deposit was increased by $17,000 as a result of these interest rate swaps.

To mitigate risks associated with changes to the fair value of $85.6 million of Five Year CDs, on January 18, 2005 concurrent with the termination of the five year swaptions entered into 2004 as discussed above, the Bank, in exchange for a cash payment of $425,000 by the counterparty, entered into new swaptions that were scheduled to terminate in 2009 and that can also be terminated after two years from the initial issuance of the Five Year CD’s at the election of the counterparty. For the initial term of the swaptions, the Bank would receive interest at a weighted average fixed rate of 3.03% and would pay interest at a rate of LIBOR less 12.5 basis points. If the swaptions were not terminated by the counterparty in 2006, then the Bank would receive interest at a weighted average rate of 5.86% and pay interest at a rate of LIBOR less 12.5 basis points for the last three years of the swap term. All of these swaptions were initially designated as fair value hedges and the Bank expected a highly effective correlation between changes in the fair values of the swaptions and changes in the fair value of the Five Year CDs. On December 14, 2005, the Company terminated the $85.6 million of interest rate swaptions related to the Five Year CDs. The Company paid $724,000 to terminate these swaptions as of December 14, 2005. From the inception of the swaptions on January 18, 2005, to the termination of the swaptions on December 14, 2005, the cumulative decrease in fair value of $299,000 has been charged to other income in 2005. For the year ended December 31, 2005, interest expense on certificates of deposit was increased by $136,000 as a result of these interest rate swaps.

In April 2005, the Bank took in a total of $8.9 million in one year certificates of deposit that pay a minimum interest of 0.5% plus additional interest tied to 60% of the appreciation of four foreign currencies against the US dollar. Under SFAS No. 133, a certificate of deposit that pays interest based on changes in exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit). The fair value of the embedded derivative at December 31, 2005, was $65,000 and is included in interest-bearing deposits in the consolidated balance sheet. The Bank purchased two currency options with a fair value at December 31, 2005, of $59,000 to manage its exposure to the appreciation of two of these foreign currencies. The net impact on the consolidated statement of income related to these currency linked certificates of deposit was a decrease to pre-tax income of $56,000 in 2005. These foreign currency linked certificates of deposits matured in April 2006. The related embedded derivative also expired at the same time. The net impact on the consolidated statement of income related to these currency linked certificates of deposit was a decrease to pre-tax income of $82,000 in 2006.

In April 2006, the Bank took in a total of $4.1 million in six month certificates of deposit that pay a minimum interest of 1.0% plus additional interest tied to 60% of the appreciation of a foreign currency against the US dollar. Under SFAS No. 133, a certificate of deposit that pays interest based on changes in exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit). The net impact on the consolidated statement of income related to these currency linked certificates of deposit was a pre-tax expense of $115,000 in 2006.

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

As of December 31, 2006, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cathay General Bancorp:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cathay General Bancorp (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cathay General Bancorp maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cathay General Bancorp and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

February 28, 2007

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities and Exchange Act of 1934, code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and matters relating to corporate governance is incorporated herein by reference from the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors” and “Code of Ethics” in our Definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the information set forth under the captions “The Board of Directors—Compensation of Directors” and “Executive Compensation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2006, with respect to compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1) (a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)] (c)
Equity Compensation Plans Approved by Security Holders	4,783,027	$28.09	2,229,059
Equity Compensation Plans Not Approved by Security Holders	—	$—	—

Total	4,783,027	$28.09	2,229,059

((1)	Includes options granted under the GBC Bancorp 1999 Employee Stock Incentive Plan (the “GBC Bancorp Plan”). On October 20, 2003, pursuant to the terms of its merger with GBC Bancorp, the Company assumed an obligation to issue up to 1,416,520 shares of the Company’s common stock for outstanding options under the GBC Bancorp Plan. As of December 31, 2006, options on 499,886 shares remain outstanding under the GBC Bancorp Plan. No further grants will be made under the GBC Bancorp Plan.

Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the information set forth under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” in our Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the information set forth under the caption “Professional Services Provided by Independent Auditors” in our Proxy Statement.

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

(b) Exhibits

3.1	Restated Certificate of Incorporation. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

3.1.1	Amendment to Restated Certificate of Incorporation. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

3.2	Restated Bylaws. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

3.2.1	Amendment to Restated Bylaws. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock.

4.1	Rights Agreement. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Registration Statement on Form 8-A on December 20, 2000, and incorporated herein by reference.

10.1	Form of Indemnity Agreements between the Bancorp and its directors and certain officers.

10.2	Amended and Restated Cathay Bank Employee Stock Ownership Plan effective January 1, 1997.

10.2.1	Amendment No. 1 effective January 1, 2002 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.2.2	Amendment No. 2 effective January 1, 2004 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.2.3	Amendment No. 3 effective January 1, 2003 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.2.4	Amendment No. 4 effective October 20, 2003 and June 17, 2004 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.3	Dividend Reinvestment Plan of the Bancorp. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

10.4	Equity Incentive Plan of the Bancorp effective February 19, 1998. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.*

10.4.1	First Amendment to Cathay Bancorp, Inc. Equity Incentive Plan. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.*

10.5	GBC Bancorp 1999 Employee Stock Incentive Plan.*

10.6	Cathay Bank Bonus Deferral Agreement. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by this reference.*

10.7	Cathay General Bancorp 2005 Incentive Plan. Previously filed with the Securities and Exchange Commission on April 7, 2005, as an appendix to the Bancorp’s Definitive Proxy Statement on Schedule 14A and incorporated herein by this reference.*

10.8	Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Award Agreement. Previously filed with the Securities and Exchange Commission on January 25, 2006, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by this reference.*

10.9	Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory). Previously filed with the Securities and Exchange Commission on January 25, 2006, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by this reference.*

10.10	Change of Control Employment Agreement for Dunson K. Cheng. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.*

10.11	Change of Control Employment Agreement for Peter Wu. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.*

10.12	Change of Control Employment Agreement for Anthony M. Tang. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 ,and incorporated herein by reference.*

10.13	Change of Control Employment Agreement for Heng W. Chen. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.*

10.14	Change of Control Employment Agreement for Irwin Wong. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.*

10.15	Change of Control Employment Agreement for Kim Bingham. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.*

10.16	Change of Control Employment Agreement for Perry P. Oei. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.*

21.1	Subsidiaries of the Bancorp.

23.1	Consent of Independent Registered Accounting Firm.

24.1	Power of Attorney (included on the signature page).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cathay General Bancorp

By:	/s/ DUNSON K. CHENG
Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: February 28, 2007

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

Signature	Title	Date

/s/ DUNSON K. CHENG Dunson K. Cheng	President, Chairman of the Board, Director, and Chief Executive Officer (principal executive officer)	February 28, 2007

/s/ HENG W. CHEN Heng W. Chen	Executive Vice President, Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)	February 28, 2007

/s/ PETER WU Peter Wu	Director	February 28, 2007

/s/ ANTHONY M. TANG Anthony M. Tang	Director	February 28, 2007

/s/ KELLY L. CHAN Kelly L. Chan	Director	February 28, 2007

/s/ MICHAEL M.Y. CHANG Michael M.Y. Chang	Director	February 28, 2007

/s/ THOMAS C.T. CHIU Thomas C.T. Chiu	Director	February 28, 2007

Signature	Title	Date

/s/ NELSON CHUNG Nelson Chung	Director	February 28, 2007

/s/ PATRICK S.D. LEE Patrick S.D. Lee	Director	February 28, 2007

/s/ TING LIU Ting Liu	Director	February 28, 2007

/s/ JOSEPH C.H. POON Joseph C.H. Poon	Director	February 28, 2007

/s/ THOMAS G. TARTAGLIA Thomas G. Tartaglia	Director	February 28, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2006 and 2005	F-3

Consolidated Statements of Income and Comprehensive Income for each of the years ended December 31, 2006, 2005, and 2004	F-4

Consolidated Statements of Changes in Stockholders’ Equity for each of the years ended December 31, 2006, 2005, and 2004	F-5

Consolidated Statements of Cash Flows for each of the years ended December 31, 2006, 2005, and 2004	F-6

Notes to Consolidated Financial Statements	F-8

Parent-only condensed financial information of Cathay General Bancorp is included in Note 19 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cathay General Bancorp:

We have audited the accompanying consolidated balance sheets of Cathay General Bancorp and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cathay General Bancorp and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Cathay General Bancorp’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

February 28, 2007

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$114,798	$109,275
Federal funds sold and securities purchased under agreements to resell	18,000	—

Cash and cash equivalents	132,798	109,275
Short-term investments	16,379	—
Securities available-for-sale (amortized cost of $1,543,667 in 2006 and $1,240,308 in 2005)	1,522,223	1,217,438
Trading securities	5,309	—
Loans	5,747,546	4,647,815
Less: Allowance for loan losses	(64,689)	(60,251)
Unamortized deferred loan fees	(11,984)	(12,733)

Loans, net	5,670,873	4,574,831
Federal Home Loan Bank stock	34,348	29,698
Other real estate owned, net	5,259	—
Investments in affordable housing partnerships, net	87,289	80,211
Premises and equipment, net	72,934	30,290
Customers’ liability on acceptances	27,040	16,153
Accrued interest receivable	39,267	24,767
Goodwill	316,752	239,527
Other intangible assets	42,987	41,508
Other assets	53,050	33,805

Total assets	$8,026,508	$6,397,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$781,492	$726,722
Interest-bearing accounts:
NOW accounts	239,589	240,885
Money market accounts	657,689	523,076
Saving accounts	358,827	364,793
Time deposits under $100,000	1,007,637	641,411
Time deposits of $100,000 or more	2,630,072	2,419,463

Total deposits	5,675,306	4,916,350
Federal funds purchased	50,000	119,000
Securities sold under agreements to repurchase	400,000	200,000
Advances from the Federal Home Loan Bank	714,680	215,000
Other borrowings from financial institutions	10,000	20,000
Other borrowings for affordable housing investments	19,981	20,507
Minority interest in consolidated subsidiary	8,500	8,500
Long-term debt	104,125	53,976
Acceptances outstanding	27,040	16,153
Other liabilities	73,802	54,400

Total liabilities .	7,083,434	5,623,886
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 53,309,317 issued and
51,930,955 outstanding in 2006, and 51,569,451 issued and 50,191,089 outstanding in 2005	533	516
Additional paid-in-capital	467,591	398,121
Accumulated other comprehensive loss, net	(12,428)	(13,254)
Retained earnings	520,689	421,545
Treasury stock, at cost (1,378,362 shares in 2006 and in 2005)	(33,311)	(33,311)

Total stockholders’ equity	943,074	773,617

Total liabilities and stockholders’ equity	$8,026,508	$6,397,503

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable	$419,454	$285,108	$200,109
Investment securities- taxable	66,071	59,584	69,402
Investment securities- nontaxable	2,730	3,689	3,811
Federal Home Loan Bank stock	1,594	965	1,016
Federal funds sold and securities purchased under agreement to resell	195	237	104
Deposits with banks	380	368	151
Agency Preferred stock	1,094	710	386

Total interest and dividend income	491,518	350,661	274,979
INTEREST EXPENSE
Time deposits of $100,000 or more	104,328	60,477	32,280
Other deposits	55,763	32,131	17,555
Interest on securities sold under agreements to repurchase	15,683	626	851
Advances from the Federal Home Loan Bank	27,475	11,532	6,695
Long-term debt	5,363	3,533	2,466
Short-term borrowings	3,623	1,980	315

Total interest expense	212,235	110,279	60,162

Net interest income before provision for loan losses	279,283	240,382	214,817
Provision/(reversal) for loan losses	2,000	(500)	—

Net interest income after provision for loan losses	277,283	240,882	214,817

NON-INTEREST INCOME
Securities gains/(losses)	201	1,473	(3,979)
Letters of credit commissions	5,409	4,191	4,741
Depository service fees	4,799	5,627	6,446
Gains on sale of premises and equipment	—	958	24
Other operating income	11,055	10,237	9,033

Total non-interest income	21,464	22,486	16,265

NON-INTEREST EXPENSE
Salaries and employee benefits	62,500	52,571	49,149
Occupancy expense	10,118	8,841	8,093
Computer and equipment expense	7,876	7,003	7,020
Professional services expense	7,284	7,695	6,671
FDIC and State assessments	1,017	997	1,032
Marketing expense	3,459	2,488	2,474
Other real estate owned (income)	596	(46)	292
Operations of investments in affordable housing	5,377	4,042	2,900
Amortization of core deposit premium	6,529	5,954	5,333
Other operating expense	9,162	7,342	7,696

Total non-interest expense	113,918	96,887	90,660

Income before income tax expense	184,829	166,481	140,422
Income tax expense	67,259	62,390	53,609

Net income	117,570	104,091	86,813

Other comprehensive income (loss), net of tax:
Unrealized holding gains/(losses) arising during the year	1,042	(15,836)	(6,821)
Unrealized losses on cash flow hedge derivatives	—	(120)	(525)
Less: reclassification adjustments deducted from/(included in) net income	216	925	(1,529)

Total other comprehensive income/(loss), net of tax	826	(16,881)	(5,817)

Total comprehensive income	$118,396	$87,210	$80,996

Net income per common share
Basic	$2.29	$2.07	$1.74
Diluted	$2.27	$2.05	$1.72
Basic average common shares outstanding	51,234,596	50,373,076	49,869,271
Diluted average common shares outstanding	51,804,495	50,821,093	50,480,154

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005, and 2004

(In thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at December 31, 2003	49,608,182	$503	$354,438	$9,444	$263,721	($8,810)	$619,296

Issuances of common stock— Dividend Reinvestment Plan	95,098	1	3,018	—	—	—	3,019
Stock options exercised	974,616	9	15,989	—	—	—	15,998
Tax benefits from stock plans	—	—	8,578	—	—	—	8,578
Stock-based compensation expense	—	—	3,032	—		—	3,032
Cash dividends of $0.300 per share	—	—	—	—	(14,926)	—	(14,926)
Change in other comprehensive income	—	—	—	(5,817)	—	—	(5,817)
Net income	—	—	—	—	86,813	—	86,813

Balance at December 31, 2004	50,677,896	513	385,055	3,627	335,608	(8,810)	715,993

Issuances of common stock— Dividend Reinvestment Plan	93,947	1	3,038	—	—	—	3,039
Stock options exercised	157,788	2	2,428	—	—	—	2,430
Tax benefits from stock plans	—	—	783	—	—	—	783
Stock-based compensation expense	—	—	6,817	—	—	—	6,817
Purchases of treasury stock	(738,542)					(24,501)	(24,501)
Cash dividends of $0.360 per share	—	—	—	—	(18,154)	—	(18,154)
Change in other comprehensive income	—	—	—	(16,881)	—	—	(16,881)
Net income	—	—	—	—	104,091	—	104,091

Balance at December 31, 2005	50,191,089	516	398,121	(13,254)	421,545	(33,311)	773,617

Issuances of common stock— Dividend Reinvestment Plan	75,003	1	2,621	—	—	—	2,622
Stock options exercised	162,534	1	3,301	—	—	—	3,302
Restricted stock awarded	30,000	—	—	—	—	—	—
Tax benefits from stock plans	—	—	777	—	—	—	777
Stock-based compensation expense	—	—	7,637	—	—	—	7,637
Issuance of common stock for acquisitions	1,472,329	15	55,134	—	—	—	55,149
Cash dividends of $0.360 per share	—	—	—	—	(18,426)	—	(18,426)
Change in other comprehensive income	—	—	—	826	—	—	826
Net income	—	—	—	—	117,570	—	117,570

Balance at December 31, 2006	51,930,955	$533	$467,591	$(12,428)	$520,689	$(33,311)	$943,074

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash Flows from Operating Activities
Net income	$117,570	$104,091	$86,813
Adjustments to reconcile net income to net cash provided by operating activities:
Provision/(reversal) for loan losses	2,000	(500)	—
Provision for losses on other real estate owned	283	—	400
Deferred tax benefit	(2,491)	(2,010)	(1,111)
Depreciation	3,763	3,043	3,426
Net gains on sale of other real estate owned	(31)	(155)	—
Net gains on sale of loans	(240)	(501)	(801)
Proceeds from sale of loans	4,715	7,019	11,405
Originations of loans held for sale	(4,383)	(6,440)	(9,684)
Purchase of trading securities	(5,242)	—	—
Write-down on venture capital investments	1,164	1,444	1,191
Write-down on impaired securities	35	142	5,500
Gain on sales and calls of securities	(250)	(3,059)	(2,138)
Other non-cash interest	1,002	1,246	(1,312)
Amortization of security premiums, net	3,207	6,029	8,085
Amortization of other intangibles assets	6,647	6,095	5,412
Excess tax benefits from stock options	(777)	783	8,578
Stock based compensation expense	7,637	6,817	3,032
Gains on sale of premises and equipment	—	(958)	(24)
Increase in deferred loan fees, net	149	1,089	782
(Increase)/decrease in accrued interest receivable	(12,397)	(3,055)	(159)
Decrease/(increase) in other assets, net	(772)	11,515	(8,681)
Increase/(decrease) in other liabilities	5,054	(18,616)	9,163

Net cash provided by operating activities .	126,643	114,019	119,877
Cash Flows from Investing Activities
Increase in short-term investment	(16,379)	—	—
Purchase of investment securities available-for-sale	(577,684)	(9,162)	(82,508)
Proceeds from maturity and call of investment securities available-for-sale	204,521	14,683	176,254
Proceeds from sale of investment securities available-for-sale	5,407	51,701	37,189
Purchase of mortgage-backed securities available-for-sale	(39,119)	—	(696,012)
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	159,517	489,140	432,934
Exercise of warrants to acquire common stock	(2,209)	—	—
Proceeds from sale of common stock acquired from exercise of warrants	3,679	—	—
Purchase of Federal Home Loan Bank stock	(5,312)	(3,102)	(840)
Redemption of Federal Home Loan Bank stock	3,367	646	1,513
Net increase in loans	(774,295)	(820,222)	(529,415)
Purchase of premises and equipment	(18,208)	(5,417)	(3,732)
Proceeds from sales of premises and equipment	—	2,841	—
Proceeds from sale of other real estate owned	331	1,124	—
Net increase in investment in affordable housing	(10,290)	(14,958)	(8,896)
Acquisitions, net of cash acquired	(31,250)	(87)	(7,318)

Net cash used in investing activities	(1,097,924)	(292,813)	(680,831)

Cash Flows from Financing Activities
Net (decrease)/increase in demand deposits, NOW accounts, money market and saving deposits	(40,104)	(79,649)	(60,824)
Net increase/(decrease) in time deposits	390,573	400,895	229,413
Net increase in federal funds purchased and securities sold under agreement to repurchase	123,000	228,000	8,500
Advances from Federal Home Loan Bank	2,937,230	1,317,050	1,575,000
Repayment of Federal Home Loan Bank borrowings	(2,442,050)	(1,647,050)	(1,287,000)
Cash dividends	(18,426)	(18,154)	(14,926)
(Repurchase)/issuance of preferred stock of subsidiary	—	(124)	4,208
Issuance of long-term debt	50,000	—	—
Proceeds from other borrowings ..	15,000	20,000	—
Repayment of other borrowings	(27,120)	—	(20,000)
Proceeds from shares issued to Dividend Reinvestment Plan	2,622	3,039	3,019
Proceeds from exercise of stock options	3,302	2,430	15,998
Excess tax benefits from share-based payment arrangements	777	—	—
Purchase of treasury stock	—	(24,501)	—

Net cash provided by financing activities	994,804	201,936	453,388

Increase/(decrease) in cash and cash equivalents	23,523	23,142	(107,566)
Cash and cash equivalents, beginning of the year	109,275	86,133	193,699

Cash and cash equivalents, end of the year	$132,798	$109,275	$86,133

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$197,680	$107,407	$62,945
Income taxes	$71,223	$82,300	$41,618

Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$826	$(16,761)	$(5,292)
Net change in unrealized gains on cash flow hedge derivatives, net of tax	$—	$(120)	$(525)
Transfers to other real estate owned	$4,071	$969	$—
Fair value of common stock issued	$55,149	$—	$—

Supplemental Disclosure for Acquisitions:
Cash, cash equivalents and short-term investment	$37,942	$—	$—
Securities available-for-sale ..	73,166	—	—
Loans, net	329,002	—	—
Premises and equipment	28,199	—	—
Goodwill	77,226	—	—
Core deposit intangibles	8,071	—	—
Other assets	10,645	—	—

Total assets acquired	$564,251	$—	$—

Deposits	408,487	—	—
Advances from Federal Home Loan Bank	4,500	—	—
Other liabilities	26,923	—	—

Total liabilities assumed	$439,910	$—	$—

Net assets acquired	$124,341	$—	$—

Cash paid	$69,192	$87	$7,318
Fair value of common stock issued	55,149	—	—

Total consideration paid	$124,341	$87	$7,318

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

Organization and Background. The business activities of the Bancorp consist primarily of the operations of the Bank, which owns 100% of the common stock of the following subsidiaries: Cathay Real Estate Investment Trust, Cathay Investment Company, GBC Investment & Consulting Company, Inc., GBC Real Estate Investments, Inc., Cathay Trade Services, Asia Limited, GB Capital Trust II, Cathay Community Development Corporation and its wholly owned subsidiary, Cathay New Asia Community Development Corporation.

There are limited operating business activities currently at the Bancorp. The Bank is a commercial bank, servicing primarily the individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located. Its operations include the acceptance of checking, savings, and time deposits, and the making of commercial, real estate, and consumer loans. The Bank also offers trade financing, letters of credit, wire transfer, foreign currency spot and forward contracts, Internet banking, investment services, and other customary banking services to its customers. As of December 31, 2006, the Bank does not have any foreign branches or lending officers in its foreign locations.

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

The allowance for loan losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations calculated in accordance with SFAS 5, “Accounting for Contingencies.” Management monitors changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability and depth of lending management, changes in the volume and severity of past due, nonaccrual and adversely classified or graded loans, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, the existence and effect of any concentrations of credit and the effect of competition, legal and regulatory requirements and other external factors. Management also closely reviews its past, present and expected overall net loan losses in comparison to the existing level of the allowance. In addition, the Bank’s regulators, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make additions to its allowance for loan losses

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the judgments of the information available to them at the time of their examination. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory agencies toward loan classifications.

Securities. Securities are classified as held-to-maturity when management has the ability and intent to hold these securities until maturity. Securities are classified as available-for-sale when management intends to hold the securities for an indefinite period of time, or when the securities may be utilized for tactical asset/liability purposes, and may be sold from time to time to manage interest rate exposure and resultant prepayment risk and liquidity needs. Securities are classified as trading securities when management intends to sell the securities in the near term. Securities purchased are designated as held-to-maturity, available-for-sale, or trading securities at the time of acquisition.

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

Trading securities are reported at fair value, with unrealized gains or losses included in income.

Investment in Federal Home Loan Bank (“FHLB”) Stock. As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB. The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. FHLB stock is carried at cost and is pledged as collateral to the FHLB. The carrying amount of the FHLB stock at December 31, 2006, was $34.3 million compared to $29.7 million at December 31, 2005. As of December 31, 2006, 335,900 FHLB stock shares were the minimum stock requirement based on outstanding FHLB borrowings of $714.7 million. As of December 31, 2006, the Company owned 343,476 shares of FHLB stock.

Loans. Loans are carried at amounts advanced, less principal payments collected and net deferred loan fees. Interest is accrued and earned daily on an actual or 360-day basis. Interest accruals on business loans and non-residential real estate loans are generally discontinued whenever the payment of interest or principal is 90 days or more past due, based on contractual terms. Such loans are placed on non-accrual status, unless the loan is well secured, and there is a high probability of recovery in full, as determined by management. When loans are placed on a non-accrual status, any current year unpaid accrued interest is reversed against current income and any unpaid accrued interest from prior year is reversed against the allowance for loan losses, and interest is subsequently recognized only to the extent cash is received. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. A non accrual loan may also be returned to accrual status if all principal and interest contractually due

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are reasonably assured of repayment within a reasonable period and there has been a sustained period of payment performance. Loan origination fees and commitment fees, offset by certain direct loan origination costs, are deferred and recognized over the contractual life of the loan as a yield adjustment. The amortization utilizes the interest method. If a loan is placed on non-accrual status, the amortization of the loan fees and the accretion of discounts are discontinued until such time when the loan is returned to accruing status.

Loans Acquired Through Transfer. Loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowance on these impaired loans reflect only losses incurred after the acquisition.

Impaired Loans. A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (i.e. both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. The Company stratifies its loan portfolio by size and treats smaller performing loans with an outstanding balance less than the Company’s defined criteria, generally the loan amount less than $100,000, as a homogenous portfolio. Once a loan has been identified as a possible problem loan, the Company conducts a periodic review of each loan in order to test for impairment. The Company recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

owned are recorded through charges to operations to recognize declines in fair value subsequent to foreclosure. Gains on sales are recognized when certain criteria relating to the buyer’s initial and continuing investment in the property are met.

Investments in Affordable Housing. The Company is a limited partner in limited partnerships that invest in low-income housing projects that qualify for Federal and/or State income tax credits. As of December 31, 2006 and December 31, 2005, five of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The Company therefore consolidated the financial statements of these five limited partnerships into its consolidated financial statements. As further discussed in Note 7, the partnership interests are accounted for utilizing the equity method of accounting except for the five limited partnership that are consolidated by the Company.

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

Core Deposit Premium. Core deposit premium, which represents the purchase price over the fair value of the deposits acquired from other financial institutions, is amortized over its estimated useful life to its residual value in proportion to the economic benefits consumed. If a pattern of consumption cannot be reliably determined, then straight-line amortization is used. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the premium balance over its remaining life can be recovered through the remaining deposit portfolio and amortizes core deposit premium over its estimated useful life.

At December 31, 2006, the unamortized balance of core deposit premium was $42.7 million, which was net of accumulated amortization of $18.3 million. Aggregate amortization expense for core deposit premium was $6.5 million for year 2006, $6.0 million for year 2005, and $5.3 million for year 2004. As of December 31, 2005, the unamortized balance of the core deposit premium was $41.1 million, which was net of accumulated amortization of $11.9 million. At December 31, 2006, the estimated aggregate amortization of core deposit premiums annually through 2011 is $7.0 million for 2007, $6.8 million for 2008, $6.6 million for 2009, $5.9 million for 2010, and $5.8 million for 2011.

Securities Sold Under Repurchase Agreements. The Company sells certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets. The securities underlying the agreements remain in the applicable asset accounts.

Stock-Based Compensation. In 2003, the Company adopted prospectively the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123,” and began recognizing the expense associated with stock options granted during 2003 using the fair value method.

On January 1, 2006, the Company adopted revised SFAS No. 123R on a modified prospective basis and recorded in the first quarter of 2006 additional compensation expense of $36,000 for unvested stock options granted before January 1, 2003, based on the estimated fair value of all awards granted to employees before

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 1, 2003. In addition, SFAS No. 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. The Company estimated forfeitures to be 8% when it adopted SFAS 123R in the first quarter of 2006. As of December 31, 2006, the Company updated its estimate forfeitures to reflect optionee turnover during 2006 and revised the estimated forfeiture to a weighted rate of 14%. During 2003 through 2005, the Company recognized forfeitures as they occurred in accordance with SFAS 123. The $138,000 cumulative effect of the change in accounting principle as of January 1, 2006 was recorded as a reduction of compensation expense in the Company’s consolidated statement of income.

Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date for those options expected to vest, and is recognized as an expense over the vesting period of the grant using the straight-line method. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Option compensation expense totaled $7.3 million in 2006, $6.8 million in 2005, and $3.0 million in 2004. Stock-based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $20.5 million at December 31, 2006 and is expected to be recognized over the next 3.2 years.

The weighted average per share fair value of the options granted was $13.46 during 2006, $12.83 during 2005, and $6.85 during 2004 on the date of grant. For options granted during 2006 and 2005, the Company has estimated the expected life of the options to be 6.5 years based on the average of the contractual period and the vesting period. Prior to 2005, the Company estimated the expected life of the options to be four years. Fair value is determined using the Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004
Expected life — number of years	6.5	6.2	4.0
Risk-free interest rate	4.39%	4.00%	2.76%
Volatility	33.17%	34.40%	27.27%
Dividend yield	1.20%	1.20%	0.97%

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the compensation cost for all awards granted under the Company’s stock option plan had been determined using the fair value method of SFAS No. 123R, “Shared-Based Payment”, prior to January 1, 2006, the Company’s net income and earnings per share for the periods presented would have been reduced to the pro forma amounts indicated in the table below.

	2005	2004
Net income
As reported	$104,091	$86,813
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,953	1,757
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,200)	(2,046)

Pro forma net income	$103,844	$86,524

Earnings per share:
Basic — as reported	$2.07	$1.74
Basic — pro forma	2.06	1.74
Diluted — as reported	2.05	1.72
Diluted — pro forma	2.04	1.71

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts and share and per share data have been adjusted to reflect the two-for-one stock split, effected in the form of a 100 percent stock dividend, effective September 28, 2004.

Reclassifications. Originations of loans held for sale has been categorized as an operating cash flow in 2006 and the amounts of $6.4 million for 2005 and $9.7 million for 2004 have been reclassified to conform to the current year presentation. In 2006, investments in nonpublic companies commonly referred to as venture capital limited partnership investments with carrying amount of $12.5 million at December 31, 2006 were reclassified to other assets and presented separately from securities available-for-sale in the consolidated balance sheets. The other-than-temporary write-down of $1.1 million in 2006 for the venture capital limited partnerships has been charged against other non-interest income and is presented separately from gain or loss from sale of securities.

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

Recent Accounting Pronouncements

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 on January 1, 2006, did not have an impact on the Company’s financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instrument — an amendment of FASB Statements No. 133 and 140.” (“SFAS 155”). SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company on January 1, 2007, and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAF 156”). SFAS 156 amends SFAS 140. “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS 156 is effective for the Company on January 1, 2007, and is not expected to have a significant impact on the Company’s financial statements.

FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 on January 1, 2006, did not have an impact on the Company’s financial statements.

In June, 2005, the FASB approved EITF 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights”. EITF 04-5 presumes that a sole general partner in a limited partnership controls the limited partnership and, therefore, should include the limited partnership in its consolidated financial statements. The presumption of control is overcome if the limited partners have (a) the substantive ability to remove the sole general partner or otherwise dissolve the limited partnership or (b) substantive participating rights. EITF 04-5 is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to June 29, 2005. The guidance in EITF 04-5 is effective for general partners in all other limited partnerships no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-5 on January 1, 2006, did not have an impact on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48 that defines the accounting threshold for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The Interpretation requires that companies make the best estimate of recognized tax benefits at each reporting period based on management’s best estimate given the information available at the reporting date, even though the outcome of the tax position is not absolute or final and that subsequent recognition, derecognition, and measurement for each

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reporting period should be based on new information. The Interpretation also requires that the measurement attribute for the amount of recognized tax benefit should be the maximum amount which is more-likely-than-not to be realized. The Interpretation is effective as of the beginning of the first annual period beginning after December 15, 2006. While the Company has not completed its analysis of the impact of Interpretation No. 48, the Company does not expect that its refund claim related to its regulated investment company will more likely than not be realized and consequently, expects to include the $7.9 million after tax amount related to its refund claim in its cumulative effect adjustment for Interpretation No. 48 as an adjustment to the opening balance of retained earnings as of the January 1, 2007 effective date of Interpretation No. 48.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 requires registrants to quantify misstatements by using both the balance-sheet and income-statement approaches and to determine whether financial statement restatement is necessary. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, together with a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and requires a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. Market participant assumptions include assumptions about the risk, the effect of a restriction on the sale or use of an asset, and the effect of a nonperformance risk for a liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect a material impact on its consolidated financial statements from adoption of SFAS 157.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statement No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires a business entity that sponsors employer defined benefit plan measure plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position and recognize funded status as a component of other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. There will be no impact on the Company’s consolidated financial statements from adoption of this standard since the Company does not provide defined benefit plan or other postretirement plan to its employees.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Business Combinations

The Company completed in 2006 two acquisitions that have both been accounted using the purchase method of accounting. Accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. The excess of purchase price over fair value of net assets acquired, if identifiable, was recorded as a premium on purchased deposits, and if not identifiable, was recorded as goodwill. The estimated tax effect of differences between tax bases and fair value has been reflected in deferred income taxes. The following table presents information on acquisitions from 2004 to 2006:

(In thousands)	Great Eastern Bank	New Asia Bancorp
Acquisition Date	April 7, 2006	October 18, 2006

Assets Acquired:
Cash, cash equivalents and short-term investment	$30,475	$7,467
Securities available-for-sale	61,772	11,394
Loans, net	213,841	115,161
Premises and equipment, net	20,348	7,851
OREO, net	—	355
Goodwill	66,461	10,765
Core deposit intangible	6,566	1,505
Other assets	7,670	2,620

Total assets acquired	407,133	157,118

Liabilities Assumed:
Deposits	294,047	114,440
Federal funds purchased	—	8,000
Other borrowings	—	6,620
Other liabilities	12,113	4,690

Total liabilities assumed	306,160	133,750

Net Assets Acquired	$100,973	$23,368

Cash paid	$56,285	$12,907
Fair value of common stock issued	44,688	10,461

Total consideration paid	$100,973	$23,368

On April 7, 2006, the Company purchased through a tender offer 84.1% of the common stock of Great Eastern Bank (“GEB”) for cash of $40.2 million and 1,181,164 shares of the Company’s common stock valued at $44.7 million. The measurement date for the value of the shares of the Company’s common stock issued was March 31, 2006, the earliest date on which the number of shares to be issued became fixed. Following regulatory approval and a special shareholders meeting of GEB, the merger of GEB into the Bank was completed on May 15, 2006 and the remaining 15.9% of GEB’s common shares was purchased for cash of $16.1 million. The Company made this acquisition to expand its presence in New York City. The assets acquired and liabilities assumed were recorded by the Company at their fair values at April 7, 2006 when 84.1% of GEB’s stock was acquired. Because the second step of the acquisition was completed on May 15, 2006, shortly after the acquisition of 84.1% of GEB, the fair values as of April 7, 2006 were used to record both steps of the acquisition.

On October 18, 2006 the Company completed the acquisition of Chicago-based New Asia Bancorp (“NAB”) for cash of $12.9 million and 291,165 shares of the Company’s common stock valued at $10.5 million. The Company made this acquisition to expand into the Midwest.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 21, 2006, the Company signed a definitive agreement to acquire United Heritage Bank, a one branch bank in Edison, New Jersey, to expand into the New Jersey market. The purchase price will be $9.4 million in cash. At December 31, 2006, United Heritage Bank had total assets of $57.5 million. The acquisition is awaiting regulatory approval and is expected to close during March 2007.

Loans acquired as part of the acquisitions that were determined to be impaired and therefore within the scope of Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” were recorded at their net realizable value of $2.4 million without any allocation of the allowance for loan losses. The remainder of the loan portfolio was comprised of loans not considered to be impaired and therefore excluded from the scope of SOP 03-3.

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

The following table presents the activity in the merger-related liability account that was allocated to the purchase price:

(In thousands)	Severance and Employee- related	Asset Write- downs	Legal and Professional Fees	Lease Liability	Total
Balance at December 31, 2004	$—	$—	$—	$925	$925
Acquisitions	—	—	—	—	—
Non-cash write-downs and other	—	—	—	—	—
Cash outlays	—	—	—	(529)	(529)

Balance at December 31, 2005	$—	$—	$—	$396	$396

Acquisitions	1,207	130	1,404	536	3,277
Non-cash write-downs and other	—	(130)	—	—	(130)
Cash outlays	(1,176)	—	(1,399)	(154)	(2,729)

Balance at December 31, 2006	$31	$—	$5	$778	$814

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be expensed over a fixed period of time, but will be tested for impairment on an annual basis. None of the goodwill is expected to be deductible for income tax purposes. Core deposit intangibles are amortized over their estimated useful life to their estimated residual value in proportion to the economic benefits consumed. Amortization expense for the core deposit intangible was $6.5 million for 2006, $6.0 million for 2005 and $5.3 million for 2004. Accumulated amortization was $18.3 million at December 31, 2006, and $11.9 million at December 31, 2005.

On October 20, 2003, the Company acquired GBC Bancorp, the holding company for General Bank. At the closing date of the GBC acquisition, the Company’s management determined the estimated fair values of assets

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquired and liabilities assumed. During 2004, goodwill was decreased due to a decrease of $1.1 million of income taxes payable upon finalization of GBC Bancorp’s tax return for 2003, decreased by $0.3 million to reflect the actual amount of severance and contract termination costs, increased by $0.4 million as a result of an adjustment to the premium assigned to fixed rate loans to reflect estimated prepayments and increased by $0.3 million to reflect the actual branches closed. The net impact of these adjustments was a reduction in goodwill of $0.7 million in 2004. During 2005, goodwill was decreased due to a $1.2 million upward adjustment to deferred tax assets, a $167,000 tax refund and a $150,000 tax adjustment related to the loan loss reserve from Liberty Bank which was acquired by GBC Bancorp. The net impact of these adjustments was a reduction in goodwill of $1.5 million in 2005. In 2006, goodwill increased $77.3 million due to the acquisitions of GEB and NAB. The goodwill balance was $316.8 million as of December 2006 and $239.5 million as of December 31, 2005.

On March 31, 2006, the Bank announced an agreement to buy a 20% stake in First Sino Bank, a Shanghai-based joint venture bank, for an estimated purchase price of $52.2 million. This investment was subject to regulatory approval from the China Bank Regulatory Commission in China and Cathay Bank’s regulators in the United States and other customary closing conditions. The agreement provided that it could be terminated by either party if all conditions to closing were not fulfilled or waived prior to September 30, 2006. By mutual agreement of the parties, this closing date was extended to November 15, 2006. The parties have not further extended this closing date and the agreement can therefore be terminated by either party upon written notice.

In May 2006, the Company purchased an additional 145,000 shares of the stock of Broadway Financial Corporation (the “BFC”), which is headquartered in Los Angeles, California for $1.7 million increasing its total ownership of BFC to 13.1%. These shares have not been registered under the Securities Act of 1933 and may not be sold, offered for sale, pledged or hypothecated in the absence of an effective registration or an applicable exemption to registration. The Company accounts for the BFC investment on the cost method due to the restricted nature of the shares and the less than 20% ownership. As of December 31, 2006, the investment in BFC totaled $2.6 million, which amount is included in other assets.

3. Cash and Cash Equivalents

The Company manages its cash and cash equivalents, which consist of cash on hand, amounts due from banks, federal funds sold, securities purchased under agreements to resell, and short-term investments with original maturity of three months or less, based upon the Company’s operating, investment, and financing activities. For the purpose of reporting cash flows, these same accounts are included in cash and cash equivalents.

The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were $3.5 million for 2006 and $1.9 million for 2005. At December 31, 2006, the Company maintained $14.2 million in deposits with two other banks under the terms of a loan participation agreement and such amounts are reported in short-term investments.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities purchased under agreements to resell are usually collateralized by U.S. government agency and mortgage-backed securities. The counter-parties to these agreements are nationally recognized investment banking firms that meet credit requirements of the Company and with whom a master repurchase agreement has been duly executed. There were no securities purchased under agreements to resell at December 31, 2006 and during 2006. The following table sets forth information with respect to securities purchased under resale agreements.

	2006	2005
	(In thousands)
Balance, December 31	$—	$—
Annualized weighted-average interest rate, December 31	—	—
Average amount outstanding during the year (1)	$—	$153
Weighted-average interest rate for the year	—%	1.65%
Maximum amount outstanding at any month end	$—	$—

(1)	Average balance was computed using daily averages.

For those securities obtained under the resale agreements, the collateral is either held by a third party custodian or by the counter-party and is segregated under written agreements that recognize the Company’s interest in the securities. Interest income associated with securities purchased under resale agreements totaled $0 for 2006, $3,000 for 2005, and $30,000 for 2004.

The following table sets forth information with respect to federal funds sold:

	2006	2005
	(In thousands)
Balance, December 31	$18,000	$—
Annualized weighted-average interest rate, December 31	5.07%	—
Average amount outstanding during the year (1)	$4,340	$7,851
Weighted-average interest rate for the year	4.49%	2.99%
Maximum amount outstanding at any month end	$22,000	$18,000

(1)	Average balance were computed using daily averages.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Securities

Securities Available-for-Sale. The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale as of December 31, 2006, and December 31, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
2006
U.S. treasury securities	$994	$—	$1	$993
U.S. government sponsored entities	364,988	67	3,556	361,499
State and municipal securities	54,843	769	80	55,532
Mortgage-backed securities	549,150	687	15,070	534,767
Commercial mortgage-backed securities	20,554	—	588	19,966
Collateralized mortgage obligations	251,997	46	6,417	245,626
Asset-backed securities	783	—	3	780
Corporate bonds	206,008	325	396	205,937
Preferred stock of government sponsored entities	19,350	2,660	—	22,010
Foreign corporate bonds	75,000	126	13	75,113

Total	$1,543,667	$4,680	$26,124	$1,522,223

2005
U.S. government sponsored entities	$187,241	$—	$4,365	$182,876
State and municipal securities	65,207	1,359	122	66,444
Mortgage-backed securities	621,070	842	15,009	606,903
Commercial mortgage-backed securities	29,526	8	766	28,768
Collateralized mortgage obligations	293,478	34	6,443	287,069
Asset-backed securities	1,195	—	3	1,192
Corporate bonds	7,033	18	143	6,908
Preferred stock of government sponsored entities	19,385	1,705	—	21,090
Equity securities	14,173	—	—	14,173
Other securities	2,000	15	—	2,015

Total	$1,240,308	$3,981	$26,851	$1,217,438

The amortized cost and fair value of securities available-for-sale at December 31, 2006, by contractual maturities are shown below, except for mortgage-backed securities, collateralized mortgage obligations, and equity securities which are shown by expected maturities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Amortized
	Cost	Fair Value
	(In thousands)
Due in one year or less	$57,308	$56,892
Due after one year through five years	348,467	345,187
Due after five years through ten years	317,927	318,479
Due after ten years (1)	819,965	801,665

Total	$1,543,667	$1,522,223

(1)	Equity securities are reported in this category.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeds from sales, calls, and repayments of securities available-for-sale were $369.4 million during 2006, $555.5 million during 2005, and $646.4 million during 2004. In 2006, gains of $259,000 and losses of $58,000 were realized on sales and calls of securities available-for-sale compared with $3.1 million in gains and $1.6 million in losses realized in 2005, and $2.1 million in gains and $6.1 million in losses realized in 2004.

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

The Company periodically evaluates its investments for other-than-temporary impairment. The Company has investments in perpetual floating rate preferred securities issued by Freddie Mac and Fannie Mae with an aggregate par value of $25 million as of December 31, 2006 and 2005. Based on an evaluation of the length of time and extent to which the market value of the Bank’s portfolio of preferred stock has been less than market and the financial condition and near-term prospects of the issuers, the Bank recorded other-than-temporary impairment charges of $35,000 in 2006, $115,000 in 2005, and $5.5 million in 2004 to write down the value of these securities to their market value.

The table below shows the fair value and unrealized losses as of December 31, 2006, of the temporarily impaired securities in the Company’s available-for-sale securities portfolio. The Company has the ability and intent to hold these debt securities for a period of time sufficient for a recovery of cost. Unrealized losses for securities with unrealized losses for less than twelve months represent 0.2%, and securities with unrealized losses for twelve months or more represent 2.8% of the historical cost of these securities and generally resulted from increases in interest rates from the date that these securities were purchased. All of these securities are investment grade. At December 31, 2006, management believes the impairments detailed in the table below are temporary and, accordingly, no impairment losses for these securities have been recognized in the Company’s consolidated income statements. The impairment losses described above are not included in the table below as the impairment was recorded.

Temporarily Impaired Securities at December 31, 2006

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
	(In thousands)
U.S. Treasury securities	$993	$1	$—	$—	$993	$1
U.S. government sponsored entities	204,386	336	133,433	3,220	337,819	3,556
State and municipal securities	3,631	29	2,349	51	5,980	80
Mortgage-backed securities	3,305	20	465,800	15,050	469,105	15,070
Commercial mortgage-backed securities	—	—	19,966	588	19,966	588
Collateralized mortgage obligations	—	—	242,190	6,417	242,190	6,417
Asset-backed securities	—	—	780	3	780	3
Corporate bonds	50,693	308	4,919	88	55,612	396
Foreign corporate bonds	24,988	13	—	—	24,988	13

Total	$287,996	$707	$869,437	$25,417	$1,157,433	$26,124

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the number of issuances of the temporarily impaired available-for-sale securities as of December 31, 2006:

Temporarily Impaired Securities at December 31, 2006

Description of securities	Less than 12 months Number of Issuances	12 months or longer Number of Issuances	Total Number of Issuances
U.S. Treasury securities	1	—	1
U.S. government sponsored entities	29	10	39
State and municipal securities	7	5	12
Mortgage-backed securities	7	77	84
Commercial mortgage-backed securities	—	3	3
Collateralized mortgage obligations	—	39	39
Asset-backed securities	—	2	2
Corporate bonds.	3	1	4
Foreign corporate bonds	1	—	1

Total	48	137	185

Securities having a carrying value of $884.8 million at December 31, 2006, and $817.2 million at December 31, 2005, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, and securities sold under agreements to repurchase.

5. Loans

Most of the Company’s business activity is predominately with Asian customers located in Southern and Northern California; New York City; Houston, Texas; Seattle, Washington; Boston, Massachusetts; and Chicago, Illinois. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral.

The components of loans in the consolidated balance sheets as of December 31, 2006, and December 31, 2005, were as follows:

	2006	2005
	(In thousands)
Type of Loans:
Commercial loans	$1,243,756	$1,110,401
Residential mortgage loans	455,949	326,249
Commercial mortgage loans	3,226,658	2,590,752
Equity lines	118,473	105,040
Real estate construction loans	685,206	500,027
Installment loans	13,257	13,662
Other loans	4,247	1,684

Gross loans	5,747,546	4,647,815

Less:
Allowance for loan losses	(64,689)	(60,251)
Unamortized deferred loan fees	(11,984)	(12,733)

Net loans	$5,670,873	$4,574,831

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no loans held for sale as of December 31, 2006 and December 31, 2005. At December 31, 2006, all of the Company’s eligible real estate loans were pledged to the Federal Home Loan Bank of San Francisco under its blanket lien program.

Loans serviced for others as of December 31, 2006, totaled $195.8 million and were comprised of $50.1 million of commercial loans, $85.3 million of commercial real estate loans, $58.8 million in construction loans, and $1.6 million of residential mortgages.

The Company has entered into transactions with its directors, executive officers, or principal holders of its equity securities, or the associates of such persons (“Related Parties”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of December 31, 2006. An analysis of the activity with respect to loans to Related Parties is as follows:

(In thousands)
Balance at December 31, 2004	$16,047
Additional loans made	305,196
Payments received	(214,810)

Balance at December 31, 2005	106,433
Additional loans made	128,482
Payments received	(168,044)

Balance at December 31, 2006	$66,871

The allowance for loan losses is a significant estimate that can and does change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. An analysis of the activity in the allowance for loan losses for the years ended on December 31 of 2006, 2005, and 2004 is as follows:

	2006	2005	2004
	(In thousands)
Balance at beginning of year ..	$60,251	$62,880	$65,808
Provision/(reversal) for loan losses	2,000	(500)	—
Loans charged-off	(2,030)	(5,215)	(9,728)
Recoveries of charged-off loans	1,315	3,086	6,800
Allowance from acquisitions	3,153	—	—

Balance at end of year	$64,689	$60,251	$62,880

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had identified impaired loans with a recorded investment of approximately $22.3 million as of December, 2006, $15.8 million as of December 31, 2005, and $19.2 million as of December 31, 2004. The average balance of impaired loans was $20.5 million for 2006, $15.6 million for 2005, and $24.3 million for 2004. Interest collected on impaired loans totaled $0.9 million in 2006, $0.2 million in 2005, and $0.5 million in 2004. The Bank recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans. The following tables present impaired loans and the related allowance as of the dates indicated:

	At December 31,
	2006	2005
	(In thousands)
Balance of impaired loans with no allocated allowance	$10,522	$15,676
Balance of impaired loans with an allocated allowance	11,800	123

Total recorded investment in impaired loans	$22,322	$15,799

Amount of the allowance allocated to impaired loans	$4,310	$16

The impaired loans included in the table above comprised $14.4 million commercial loans and $7.9 million real estate loans as of December 31, 2006, and comprised $9.9 million commercial loans and $5.9 million real estate loans as of December 31, 2005.

Accruing loans past due 90 days or more were $8.0 million at December 31, 2006, $2.1 million at December 31, 2005, and $3.3 million at December 31, 2004.

The following is a summary of non-accrual loans and troubled debt restructurings as of December 31, 2006, 2005, and 2004 and the related net interest foregone for the years then ended:

	2006	2005	2004
	(In thousands)
Non-accrual Loans	$22,322	$15,799	$19,211

Contractual interest due	1,851	1,308	1,692
Interest recognized	851	157	546

Net interest foregone	$1,000	$1,151	$1,146

Troubled Debt Restructurings	955	3,088	1,006

Contractual interest due	100	187	101
Interest recognized	92	149	93

Net interest foregone	$8	$38	$8

During the fourth quarter 2006, the Company recognized $1.47 million of interest income, which is not reflected in the table above for 2006 amounts, from the full payoff of a loan that had been on nonaccrual status since 2004. As of December 31, 2006, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

Approximately $3.0 million of loans acquired in the acquisition of Great Eastern Bank and New Asia Bank had evidence of deterioration of credit quality since origination and it was probable that all contractually required payments receivable would not be collected on these loans. These loans were recorded at their fair value of $2.4 million with no associated allowance for loan losses in accordance with AICPA Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” Additional disclosures required by SOP 03-3 are not provided because the amounts are not significant.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, the Company has one aircraft leveraged lease in a Boeing 737, which is leased to Continental Airlines until 2012, with a book value of $5.4 million. As of December 31, 2006, the aircraft was subject to $8.9 million of third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the aircraft. The residual value at the end of the lease term is estimated to be $1.9 million based on an independent updated appraisal. For Federal income tax purposes, the Company has the benefit of tax deductions for depreciation on the entire leased asset and for interest paid on the long-term debt. Deferred taxes are provided to reflect the temporary differences associated with the leveraged lease.

The Company’s investment in the leveraged lease at December 31, 2006, was comprised of rentals receivable, net of the principal and interest on the non-recourse debt, of $4.0 million, estimated residual value of $1.9 million, and deferred income of $0.4 million. Total deferred tax liabilities were $6.5 million at December 31, 2006. Income recorded on the Continental Airlines leveraged lease, which is performing in accordance with its contractual terms, was zero for 2006, zero for 2005, and $4,000 for 2004. Through December 31, 2006, Continental Airlines had made all scheduled lease payments.

6. Other Real Estate Owned

As of December 31, 2006, other real estate owned consisted of five properties with a net carrying value of $5.3 million. There was no recorded balance for other real estate owned at December 31, 2005.

An analysis of the activity in the valuation allowance for other real estate losses for the years ended on December 31, 2006, 2005, and 2004 is as follows:

	2006	2005	2004
	(In thousands)
Balance, beginning of year	$—	$—	$384
Provision for losses	283	—	400
OREO writedown	—	—	(784)
OREO from acquisitions	—	—	—

Balance, end of year	$283	$—	$—

The following table presents the components of other real estate owned expense (income) for the year ended:

	2006	2005	2004
	(In thousands)
Operating expense (income)	$344	$109	$(108)
Provision for losses	283	—	400
Net gain on disposal	(31)	(155)	—

Total other real estate owned expense (income)	$596	$(46)	$292

7. Investments in Affordable Housing

The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. The Company’s investments in these partnerships were $87.3 million at December 31, 2006, and $80.2 million at December 31, 2005. At December 31, 2006 and 2005, five of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these five limited partnerships in the Company’s consolidated financial statements increased total assets and liabilities by $21.0 million at December 31, 2006 and by $20.9 million at December 31, 2005. Other borrowings for affordable

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

housing limited partnerships were $20.0 million at December 31, 2006 and $20.5 million at December 31, 2005; recourse is limited to the assets of the limited partnerships. Unfunded commitments for affordable housing limited partnerships of $21.3 million as of December 31, 2006, and $18.8 million as of December 31, 2005 were recorded under other liabilities.

Each of the partnerships must meet regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining tax credits to be utilized over a multiple-year period are $61.5 million for Federal and $1.3 million for state at December 31, 2006. The Company’s usage of tax credits approximated $7.7 million in 2006, $5.2 million in 2005 and $4.0 million in 2004. For the year ended December 31, operations of investments in affordable housing resulted in pretax losses of $5.4 million for 2006, $4.0 million for 2005, and $2.9 million for 2004. Losses in excess of the Bank’s investment in two limited partnerships have not been recorded in the Company’s consolidated financial statements because the Company had fully satisfied all capital commitments required under the respective limited partnership agreements.

8. Premises and Equipment

Premises and equipment consisted of the following at December 31, 2006, and December 31, 2005:

	2006	2005
	(In thousands)
Land and land improvements	$33,794	$9,950
Building and building improvements	31,037	15,760
Furniture, fixtures and equipment	23,393	20,324
Other	9,644	6,452
Construction in process	1,826	939

	99,694	53,425
Less: Accumulated depreciation/amortization	26,760	23,135

Premises and equipment, net	$72,934	$30,290

The amount of depreciation/amortization included in operating expense was $3.8 million in 2006, $3.8 million in 2005, and $3.4 million in 2004.

In 2005, $3.6 million was transferred from premises and equipment to other assets when management decided to sell a bank-owned building, land and related improvements. The $3.6 million is the lower of the carrying amount or fair value less estimated selling costs and is recorded as other assets as of December 31, 2006 and as of December 31, 2005.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Deposits

The following table displays deposit balances as of December 31, 2006, and December 31, 2005:

	2006 Amount	2005 Amount
	(Dollars in thousands)
Demand ……………………………..	$781,492	$726,722
NOW accounts …………………………………	239,589	240,885
Money market accounts ………………………….	657,689	523,076
Saving accounts ………………………………….	358,827	364,793
Time deposits …………………………………….	3,637,709	3,060,874

Total ……………………………………………..	$5,675,306	$4,916,350

Time deposits outstanding as of December 31, 2006, mature as follows.

	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)
Time deposits, $100,000 and over	$2,522,606	$97,413	$9,492	$—	$561	$—	$2,630,072
Other time deposits	955,545	45,534	6,285	155	101	17	1,007,637

	$3,478,151	$142,947	$15,777	$155	$662	$17	$3,637,709

Accrued interest payable on customer deposits was $16.7 million at December 31, 2006, and $5.8 million at December 31, 2005. The following table summarizes the interest expense on deposits by account type for the years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Interest bearing demand	$2,796	$1,492	$709
Money market accounts	16,145	7,537	4,878
Saving accounts	3,416	1,992	1,325
Time deposits	137,734	81,587	42,923

Total	$160,091	$92,608	$49,835

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Borrowed Funds

Federal Funds Purchased. Federal funds purchased were $50.0 million at December 31, 2006, and $119.0 million at December 31, 2005. The table below provides comparative data for Federal funds purchased:

	December 31,
	2006	2005	2004
	(Dollars in thousands)
Average amount outstanding during the year (1)	$43,407	$43,981	$18,391
Maximum amount outstanding at month-end (2)	75,000	119,000	76,000
Balance, December 31	50,000	119,000	76,000
Rate at year-end	5.31%	4.21%	2.25%
Weighted-average interest rate for the year	5.06%	3.37%	1.70%

(1) Average balances were computed using daily averages.

(2) Highest month-end balances were April 2006, December 2005, and December 2004.

Securities Sold under Agreements to Repurchase. In late 2005 and early 2006, the Company entered into eight long-term transactions involving the sale of securities under repurchase agreements totaling $400.0 million for five years. The rates are all initially floating rate for the first year at the three-month LIBOR minus 100 basis points. Thereafter, the rates are fixed for the remainder of the term. After the initial one year period, the counterparties have the right to terminate the transaction at par at the first anniversary date and quarterly thereafter. At December 31, 2006, $200.0 million of these repurchase agreements bear fixed interest rates ranging from 4.35% to 4.52% and the remaining $200.0 million of these repurchase agreements, if not called, will bear fixed interest rates ranging from 4.42% to 4.79%.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. government agency security debt and mortgage-backed securities with a fair value of $437.8 million as of December 31, 2006, and $217.4 million as of December 31, 2005. The table below provides comparative data for securities sold under agreements to repurchase:

	December 31,
	2006	2005	2004
	(Dollars in thousands)
Average amount outstanding during the year (1)	$374,356	$18,449	$35,384
Maximum amount outstanding at month-end (2)	445,000	200,000	54,000
Balance, December 31	400,000	200,000	15,000
Rate at year-end	4.40%	3.41%	2.15%
Weighted-average interest rate for the year	4.19%	3.39%	2.41%

(1) Average balances were computed using daily averages.

(2) Highest month-end balances were July 2006, December 2005, and May 2004.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank of San Francisco (“FHLB”) were $714.7 million at December 31, 2006, and $215.0 million at December 31, 2005. At December 31, 2006, the total unused borrowing capacity under the Bank’s line of credit with the FHLB was $288.4 million. The Bank’s line of credit with the FHLB is non-cancelable as long as the Bank is a member of the FHLB and has pledged adequate collateral and is available without payment of a commitment fee. The following relates to the outstanding advances at December 31, 2006 and 2005:

	2006		2005
Maturity	Amount (In thousands)	Weighted Average Interest Rate	Amount (In thousands)	Weighted Average Interest Rate
Within 90 days	$565,000	5.37%	$215,000	4.29%
91 days through 365 days	1,000	4.83	—	—
1 – 2 years	3,500	5.08	—	—
2 – 4 years	—	—	—	—
4 – 5 years	145,180	5.51	—	—

	$714,680	5.40%	$215,000	4.29%

As of December 31, 2006, the Company had approved overnight credit lines of $241.0 million with other financial institutions and with an outstanding amount of $50.0 million. Credit lines can be drawn upon if other financial institutions have funds available. There are no commitment fees for these credit lines.

Line of Credit. On May 31, 2005, the Bancorp entered into a $30.0 million 364-day unsecured revolving loan agreement with a commercial bank bearing an interest rate of LIBOR plus 90 basis points and a commitment fee of 12.5 basis points on unused commitments. On May 31, 2006, this loan was renewed for 364 days and the amount increased to $50.0 million. On September 29, 2006, in conjunction with the issuance of subordinated debt, this loan was further amended to reduce the commitment to $10.0 million. At December 31, 2006, $10.0 million was outstanding with a weighted average rate of 6.26% under this loan.

Other Liabilities. On November 23, 2004, the Company entered into an agreement with its Chief Executive Officer (“CEO”) pursuant to which the CEO agreed to defer any bonus amounts in excess of $225,000 for the year ended December 31, 2004 until January 1 of the first year following such time as the CEO separates from the Company. Accordingly, an amount equal to $610,000 was deferred in 2004 and is accrued in other liabilities in the consolidated balance sheet as of December 31, 2004. The Company agreed to accrue interest on the deferred portion of the bonus at 7.0% per annum compounded quarterly. The deferred amount will be increased each quarter by the amount of interest computed for that quarter. Beginning on the tenth anniversary of the agreement, the interest rate will equal 275 basis points above the prevailing interest rate on the ten-year Treasury Note. Interest of $47,000 during 2006, $44,000 during 2005, and $2,000 during 2004 was accrued on this deferred bonus. The balance was $703,000 at December 31, 2006, and $656,000 at December 31, 2005.

11. Capital Resources

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt has a maturity term of 10 years, is unsecured and bears interest at a rate of LIBOR plus 110 basis points. As of December 31, 2006, $50.0 million was outstanding with a rate of 6.46% under this note. Interest expense on the subordinated debt was $844,000 for 2006. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purpose and is included as a component of long-term debt in the accompanying consolidated balance sheet.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The three special purpose trusts are considered variable interest entities under FIN 46R. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company.

The Capital Securities are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes. On March 1, 2005, the Federal Reserve adopted a final rule that retains trust preferred securities in the Tier I capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. In the last five years before maturity, the outstanding amount must be excluded from Tier 1 capital and included in Tier 2 capital. Bank holding companies with significant international operations would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier 1 capital elements, net of goodwill. This rule is not expected to have a materially adverse effect on our capital positions.

Interest expense on the Junior Subordinated Notes was $4.5 million for 2006, $3.5 million for 2005, and $2.5 million for 2004.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the outstanding Junior Subordinated Debentures issued by the Company to each trust as of December 31, 2006:

Trust Name	Issuance Date	Principal Balance of Debentures	Not Redeemable Until	Stated Maturity	Annualized Coupon Rate	Current Interest Rate	Date of Rate Change	Payable/ Distribution Date
	(Dollars in thousands)
Cathay Capital
Trust I	June 26, 2003	$20,619	June 30, 2008	June 30, 2033	3-month LIBOR +3.15%	8.51%	December 30, 2006	March 30 June 30 September 30 December 30
Cathay Statutory
Trust I	September 17, 2003	20,619	September 17, 2008	September 17, 2033	3-month LIBOR +3.00%	8.36%	December 18, 2006	March 17 June 17 September 17 December 17
Cathay Capital
Trust II	December 30, 2003	12,887	March 30, 2009	March 30, 2034	3-month LIBOR +2.90%	8.26%	December 30, 2006	March 30 June 30 September 30 December 30

The unamortized discount for the principal balance of debentures owned by Cathay Capital Trust I was zero at December 31, 2006, $0.1 million at December 31, 2005, and $0.2 million at December 31, 2004.

12. Income Taxes

For the years ended December 31, 2006, 2005, and 2004, the current and deferred amounts of the income tax expense are summarized as follows:

	2006	2005	2004
	(In thousands)
Current:
Federal	$53,564	$48,608	$39,053
State	16,186	15,792	15,667

	$69,750	$64,400	$54,720

Deferred:
Federal	(1,897)	(1,980)	(342)
State	(594)	(30)	(769)

	$(2,491)	$(2,010)	$(1,111)

Total income tax expense	$67,259	$62,390	$53,609

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Net deferred tax liabilities at December 31, 2006, are included in other liabilities and net deferred tax assets at December 31, 2005, are included in other assets in the accompanying consolidated balance sheets and are as follows:

	2006	2005
	(In thousands)
Deferred Tax Assets
Loan loss allowance, due to differences in computation of bad debts	$26,566	$24,756
Writedown on equity securities	2,420	2,387
Stock option compensation expense	7,151	4,134
Unrealized loss on securities available-for-sale, net	9,016	9,616
Other, net	4,728	5,245

Gross deferred tax assets	49,881	46,138

Deferred Tax Liabilities
Core deposit intangibles	(17,072)	(16,350)
Leveraged lease	(6,513)	(7,107)
Investment in aircraft financing trust and venture capital partnerships	(17,596)	(13,436)
Investment in affordable housing partnerships	(3,545)	(2,878)
Dividends on Federal Home Loan Bank common stock	(2,764)	(2,025)
Other, net	(5,472)	(1,704)

Gross deferred tax liabilities	(52,962)	(43,500)

Net deferred tax assets (liabilities)	$(3,081)	$2,638

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

As of December 31, 2006, the Company had income tax receivables of approximately $15.4 million, of which $12.1 million relates to California income taxes related to 2000, 2001, and 2002 and is further discussed below. As of December 31, 2005, the Company had income tax receivables of approximately $13.3 million. These income tax receivables are included in other assets in the accompanying consolidated balance sheets. Other liabilities included current income taxes payable of $8.7 million as of December 31, 2006 and $2.7 million as of December 31, 2005.

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). As part of the notification indicating the listed transactions, the FTB also indicated its position that it intends to disallow tax benefits associated with these transactions. While the

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company continues to believe that the tax benefits recorded in three prior years with respect to its regulated investment company were appropriate and fully defensible under California law, the Company has deemed it prudent to participate in Voluntary Compliance Initiative — Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. As of December 31, 2006, the Company reflected a $12.1 million net state tax receivable for the years 2000, 2001, and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $7.9 million after giving effect to Federal tax benefits. The FTB is currently in the process of reviewing and assessing our refund claims for taxes and interest for tax years 2000 through 2002. Although the Company believes its tax deductions related to the regulated investment company were appropriate and fully defensible, there can be no assurance of the outcome of its refund claims, and an adverse outcome on the refund claims could result in a loss of all or a portion of the $7.9 million net state tax receivable after giving effect to Federal tax benefits. The Company does not expect that its refund claim related to its regulated investment company will more likely than not be realized and consequently, expects to include the $7.9 million after tax amount related to its refund claim in its cumulative effect adjustment for Interpretation No. 48 as an adjustment to the opening balance of retained earnings as of the January 1, 2007 effective date of Interpretation No. 48.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2003 and by the Franchise Tax Board of the State of California back to 2000. The Company is currently under audit by the Internal Revenue Service for the years 2004 and 2005 and by the California Franchise Tax Board for the years 2000 to 2002. From time to time, there may be differences in opinions with respect to the tax treatment accorded transactions. When, and if, such differences occur and the related tax effects become probable and estimable, such amounts will be recognized.

Income tax expense results in effective tax rates that differ from the statutory Federal income tax rate for the years indicated as follows:

	2006		2005		2004
	(In thousands)
Tax provision at Federal statutory rate	$64,690	35.0%	$58,268	35.0%	$49,148	35.0%
State income taxes, net of Federal income tax benefit	10,144	5.5	10,245	6.2	9,684	6.9
Interest on obligations of state and political subdivisions, which are exempt from Federal taxation	(945)	(0.5)	(1,281)	(0.8)	(1,334)	(0.9)
Low income housing tax credit .	(6,504)	(3.5)	(4,912)	(3.0)	(3,799)	(2.7)
Other, net	(126)	(0.1)	70	0.1	(90)	(0.1)

Total income tax expense	$67,259	36.4%	$62,390	37.5%	$53,609	38.2%

13. Stockholders’ Equity and Earnings per Share

In January 2007, the Bancorp declared and paid cash dividend of $4.7 million. As a bank holding company, the Bancorp’s ability to pay dividends will depend upon the dividends it receives from the Bank and on the income it may generate from any other activities in which it may engage, either directly or through other subsidiaries.

Under California banking law, the Bank may not, without regulatory approval, pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. The amount of retained earnings available for cash dividends to the

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bancorp immediately after December 31, 2006, is restricted to approximately $211.3 million under this regulation.

During 2003, the Bank formed Cathay Real Estate Investment Trust (“Trust”) to provide the Bank flexibility in raising capital. In 2003 and 2004, the Trust sold to accredited investors $8.6 million of its 7.0% Series A Non-Cumulative preferred stock which pays dividends, if declared, at the end of each quarter. This preferred stock qualifies as Tier 1 capital under current regulatory guidelines. Dividends of $602,000 in 2006, dividends of $603,000 in 2005, and dividends of $575,000 in 2004 were paid to accredited investors. For the years ended and as of December 31, 2006, December 31, 2005, and December 31, 2004, the net income and assets of the Trust are eliminated in consolidation.

The Board of Directors of the Bancorp is authorized to issue preferred stock in one or more series and to fix the voting powers, designations, preferences or other rights of the shares of each such class or series and the qualifications, limitations, and restrictions thereon. Any preferred stock issued by the Bancorp may rank prior to the Bancorp common stock as to dividend rights, liquidation preferences, or both, may have full or limited voting rights, and may be convertible into shares of the Bancorp common stock. No preferred stock has been issued as of December 31, 2006.

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

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except shares and per share data)
Net Income	$117,570			$104,091			$86,813

Basic EPS income	$117,570	51,234,596	$2.29	$104,091	50,373,076	$2.07	$86,813	49,869,271	$1.74
Effect of dilutive stock options		569,899			448,017			610,883

Diluted EPS income	$117,570	51,804,495	$2.27	$104,091	50,821,093	$2.05	$86,813	50,480,154	$1.72

(1)	Shares and per share data have been adjusted to reflect the two-for-one stock split in the form of a 100 percent stock dividend effective September 28, 2004.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase an additional 1.5 million shares at December 31, 2006, and to purchase an additional 1.3 million shares at December 31, 2005, and to purchase additional 64,000 shares at December 31, 2004, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

14. Commitments and Contingencies

Litigation. The Company is involved in various litigation concerning transactions entered into during the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of such litigation will have a material effect upon its consolidated financial condition, results of operations, or liquidity taken as a whole.

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

Financial instruments whose contract amounts represent the amount of credit risk include the following:

	2006	2005
	(In thousands)
Commitments to extend credit	$2,178,640	$1,776,844
Standby letters of credit	81,292	56,555
Commercial letters of credit	79,803	79,900
Bill of lading guarantees	223	513

Total	$2,339,958	$1,913,812

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

As of December 31, 2006, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

As of December 31, 2006, commitments to extend credit of $2.2 billion include commitments to fund fixed rate loans of $143.3 million and adjustable rate loans of $2.0 billion.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Leases. The Company is obligated under a number of operating leases for premises and equipment with terms ranging from one to 53 years, many of which provide for periodic adjustment of rentals based on changes in various economic indicators. Rental expense was $6.6 million for 2006, $5.9 million for 2005 and $5.4 million for 2004. The following table shows future minimum payments under operating leases with terms in excess of one year as of December 31, 2006.

Year Ending December 31,	Commitments
	(In thousands)
2007	$7,123	(1)
2008	6,696
2009	4,696
2010	3,477
2011	2,761
Thereafter	7,282

Total minimum lease payments	$32,035

(1)	Includes the annual lease payment of approximately $107,000 to be made to T.C. Realty, Inc., a corporation owned by Mr. Patrick Lee’s spouse, as agent for 929 College LLC, a limited liability company jointly owned by Mr. Lee and his spouse. Mr. Lee is a director of the Bancorp and the Bank. In 2007, this lease is being extended until 2008, subject to regulatory approval by the Department of Financial Institutions.

Rental income was $1.2 million for 2006, $0.6 million for 2005 and $0.6 million for 2004. The following table shows future rental payments to be received under operating leases with terms in excess of one year as of December 31, 2006:

Year Ending December 31,	Commitments
(In thousands)
2007	$558
2008	394
2009	190
2010 and thereafter	—

Total minimum lease payments to be received	$1,142

15. Derivative Financial Instruments

The Company uses interest rate swaps to mitigate risks associated with changes 1) to the fair value of certain fixed rate certificates of deposit that are callable either after one year or after two years and 2) to certain cash flows related to future interest payments on variable rate loans. As of December 31, 2005 and December 31, 2006, the Company had no interest rate swaps.

In 2004, the Company entered into the $111.1 million of fair value hedges which were scheduled to terminate in 2007 or in 2009 and which can be terminated at the election of the counterparty after one year for the swaps terminating in 2007 or after two years for the swaps terminating in 2009. These swaps were entered into to mitigate risks associated with changes to the fair value of a like amount of fixed rate certificates of deposit

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which have similar call features as contained in the swaps. All of these swaps were initially designated as fair value hedges and the Bank expected a highly effective correlation between changes in the fair value of the interest rate swap and changes in the fair value of the hedged callable certificates of deposit. However, at December 31, 2004, highly effective correlation was maintained for only one group of callable certificates of deposit with a principal amount of $13.9 million. As of December 31, 2004, the negative mark-to-market on the fair value hedges resulted in the recognition of the derivative financial instruments in other liabilities and a decrease in hedged deposits of $0.1 million. For the ineffective hedges, the unrealized pre-tax loss at December 31, 2004, of $0.1 million was charged against other income for 2004.

In January, 2005, the Bank terminated the $111.1 million of swaptions entered into during 2004 by making a cash payment of $485,000 and recording a loss of $317,000 which reflected the decrease in the fair value during 2005. Also in January 2005, the Bank entered into new swaps to hedge the callable certificates of deposits and received a cash payment of $588,000 at the inception of the hedges. These swaps were entered into to mitigate risks associated with changes to the fair value of a like amount of fixed rate certificates of deposit which have similar call features as contained in the swaps. All of these swaps were initially designated as fair value hedges and the Bank expected a highly effective correlation between changes in the fair value of the interest rate swap and changes in the fair value of the hedged callable certificates of deposit. In May and December 2005, the Bank cancelled these swaps for total cash payments of $887,000. The pre-tax loss in the value of these swaps of $299,000 was charged against other income in 2005. At December 31, 2005, the unamortized gain on the hedged callable certificates of deposit was $364,000 which was fully amortized during 2006.

On March 21, 2000, the Company entered into an interest rate swap agreement in the notional amount of $20.0 million for a period of five years. This interest rate swap matured on March 21, 2005 and was for the purpose of hedging the cash flows from a portion of our floating rate loans against declining interest rates. Amounts paid or received on the cash flow hedge interest rate swap were reclassified into earnings upon receipt of interest payments on the underlying loans, including $0.2 million in 2005 and $1.1 million in 2004 that were reclassified into net interest income.

The periodic net settlement of interest rate management instruments is recorded as an adjustment to net interest income. These interest rate risk management instruments increased net interest income by zero in 2006, $62,000 in 2005, and $1.8 million in 2004.

In April 2005, the Bank took in a total of $8.9 million in one year certificates of deposit that pay a minimum interest of 0.5% plus additional interest tied to 60% of the appreciation of four foreign currencies against the US dollar. Under SFAS No. 133, a certificate of deposit that pays interest based on changes in exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit). These foreign currency linked certificates of deposits matured in April 2006. The related embedded derivative also expired at the same time. The fair value of the embedded derivative at December 31, 2005, was $65,000 and is included in interest-bearing deposits in the consolidated balance sheet. The Bank purchased two currency options with a fair value at December 31, 2005, of $59,000 to manage its exposure to the appreciation of two of these foreign currencies. The net impact on the consolidated statement of income related to these currency linked certificates of deposit was a decrease to pre-tax income of $82,000 in 2006 and a decrease to pre-tax income of $56,000 in 2005.

In April 2006, the Bank took in a total of $4.1 million in six month certificates of deposit that pay a minimum interest of 1.0% plus additional interest tied to 60% of the appreciation of a foreign currency against the US dollar. Under SFAS No. 133, a certificate of deposit that pays interest based on changes in exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit). These foreign currency linked certificates of deposits matured in October 2006.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The related embedded derivative also expired at the same time. The net impact on the consolidated statement of income related to these currency linked certificates of deposit was an pre-tax expense of $115,000 in 2006.

16. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents. For cash and cash equivalents, the carrying amount was assumed to be a reasonable estimate of fair value.

Short-term Investments. For short-term investments, the carrying amount was assumed to be a reasonable estimate of fair value.

Securities Available for Sale. For securities available-for-sale, fair values were based on quoted market prices at the reporting date. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities or dealer quotes.

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

Other Borrowings. This category includes federal funds purchased and securities sold under repurchase agreements, revolving line of credit, and other short-term borrowings. The fair value of other borrowings is based on current market rates for borrowings with similar remaining maturities.

Subordinated Debt. The fair value of subordinated debt is estimated based on the current spreads to LIBOR for subordinated debt.

Junior Subordinated Notes. The fair value of the Junior Subordinated Notes is estimated based on the current spreads to LIBOR for junior subordinated notes.

Off-Balance-Sheet Financial Instruments. The fair value of commitments to extend credit, standby letters of credit, and financial guarantees written were estimated using the fees currently charged to enter into similar

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments

	As of December 31, 2006		As of December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$114,798	$114,798	$109,275	$109,275
Short-term investments	16,379	16,379	—	—
Federal funds sold and securities purchased under agreements to resell	18,000	18,000	—	—
Securities available-for-sale	1,522,223	1,522,223	1,217,438	1,217,438
Trading securities	5,309	5,309	—	—
Loans, net	5,670,873	5,636,123	4,574,831	4,561,847
Investment in Federal Home Loan Bank Stock	34,348	34,348	29,698	29,698
Financial Liabilities
Deposits .	5,675,306	5,685,190	4,916,350	4,917,274
Federal funds purchased	50,000	50,000	119,000	119,000
Security sold under agreement to repurchase	400,000	403,504	200,000	198,612
Advances from Federal Home Loan Bank	714,680	717,623	215,000	214,965
Other borrowings	29,981	29,981	40,507	40,504
Long-term debt	104,125	106,136	53,976	56,227

	As of December 31, 2006		As of December 31, 2005
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$2,178,640	$(3,075)	$1,776,844	$(3,399)
Standby letters of credit	81,292	(555)	56,555	(210)
Other letters of credit	79,803	(45)	79,900	(42)
Bill of lading guarantees	223	(1)	513	(1)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Employee Benefit Plans

Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Company for the benefit of eligible employees. Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations. The Company also pays for the administration of this plan and of the trust. During 2004, 2005, and 2006, the Company did not make any contributions to the trust and does not expect to make any contributions in the future. Effective June 17, 2004, the ESOP was amended to provide the participants the election to either reinvest the dividends on the Company stock allocated to their accounts or to distribute these dividends to the participant. The ESOP trust purchased 27,970 shares in 2006, 21,026 shares in 2005, and 18,375 shares in 2004, of the Bancorp’s common stock at an aggregate cost of $1.0 million in 2006, $0.7 million in 2005 and $0.6 million in 2004. Except for 9,500 shares purchased on the open market in 2006, all purchases during 2004, 2005, and 2006 were through the Dividend Reinvestment Plan. The distribution of benefits to participants totaled 88,095 shares in 2006, 57,623 shares in 2005 and 61,749 shares in 2004. As of December 31, 2006, the ESOP owned 1,811,339 shares or 3.49% of the Company’s outstanding common stock.

401(k) Plan. In 1997, the Board approved the Company’s 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed three months of service and have attained the age of 21 are eligible to participate. Enrollment dates are on January 1st, April 1st, July 1st, and October 1st of each year. Participants may contribute up to 75% of their eligible compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. The Company matches 100% on the first 5% of compensation contributed per pay period by the participant, after one year of service. The vesting schedule for the matching contribution is 0% for less than two years of service, 25% after two years of service and from then on, at an increment of 25% each year until 100% is vested after five years of service. The Company’s contribution amounted to $1.4 million in 2006, $1.2 million in 2005 and $1.2 million in 2004. The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations. Participants may also borrow up to 50% of the vested amount, up to a maximum of $50,000. The minimum loan amount is $1,000.

18. Equity Incentive Plans

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options, or awarded restricted stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis. In May 2005, the shareholders of the Company approved the 2005 Incentive Plan which provides that 3,131,854 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, or as restricted stock. In conjunction with the approval of the 2005 Incentive Plan, the Bancorp agreed to cease granting awards under the Equity Incentive Plan. As of December 31, 2006, the Company has only granted non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except for certain options granted during 2005 and certain non-vested shares granted during 2006 as further discussed below. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash received from exercises of stock options totaled $3.3 million from 162,534 exercised shares for 2006 and $2.4 million from 157,788 exercised shares for 2005. The fair value of stock options vested in 2006 was $5.7 million compared to $4.9 million in 2005. Aggregate intrinsic value for option exercised were $2.5 million in 2006 and $3.0 million in 2005.

A summary of stock option activity and related option process for 2006, 2005, and 2004 follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in ’000)
Balance, December 31, 2003	4,023,080	$20.04	7.2	$32,055
Granted	759,200	29.24
Exercised	(974,616)	16.41
Forfeited	(114,840)	25.81

Balance, December 31, 2004	3,692,824	$22.71	7.5	$54,649

Granted .	1,238,234	35.35
Exercised	(157,788)	15.40
Forfeited	(457,158)	25.23

Balance, December 31, 2005	4,316,112	$26.33	7.5	$42,263

Granted	807,630	36.58
Exercised	(162,534)	20.32
Forfeited	(178,181)	30.99

Balance, December 31, 2006	4,783,027	$28.09	7.0	$34,011

Exercisable, December 31, 2006	2,335,082	$23.88	5.9	$25,181

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, 2,229,059 shares were available under the 2005 Incentive Plan for future grants. The following table shows stock options outstanding and exercisable as of December 31, 2006, the corresponding exercise prices, and the weighted-average contractual life remaining:

	Outstanding
Exercise Price	Shares	Weighted-Average Remaining Contractual Life (in Years)	Exercisable Shares
$ 8.25	43,900	1.7	43,900
10.63	99,756	3.1	99,756
11.06	10,240	3.0	10,240
11.34	10,240	6.0	10,240
15.05	138,020	4.1	138,020
16.28	175,136	5.2	137,208
17.23	24,234	1.0	24,234
17.29	10,240	5.0	10,240
19.93	343,480	6.1	198,336
21.09	10,240	4.0	10,240
22.01	434,692	4.0	434,692
24.80	909,010	6.9	527,046
28.70	560,500	7.1	225,100
32.18	3,000	7.2	1,200
32.26	40,000	7.5	16,000
32.47	245,060	8.2	147,036
33.54	264,694	8.4	158,816
33.81	3,000	8.5	600
37.00	670,210	8.1	134,978
38.38	18,000	7.9	7,200
36.90	343,145	9.1	—
36.24	414,230	9.1	—
38.26	12,000	9.3	—

	4,783,027	7.0	2,335,082

On January 16, 2003, Dunson K. Cheng, Chairman of the Board, President and Chief Executive Officer of the Company, was granted an option to purchase 153,060 shares and on November 20, 2003 was granted option to purchase 638,670 shares of the Company’s common stock under the Company’s Equity Incentive Plan. In March 2005, the Company determined that these grants, in combination, exceeded by 391,730 shares a limitation in the Plan as to the number of shares that could be subject to awards made to any one participant in any calendar year.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the closing market price of the common stock on the NASDAQ National Market on that date of which 40% would vest on November 20, 2005, and an additional 20% would vest on November 20, 2006, 2007, and 2008, respectively.

On January 25, 2006, the Company granted 30,000 shares of non-vested stock valued at the price of $36.24 per share to its Chairman of the Board, President, and Chief Executive Officer. The shares vest ratably over three years if certain annual performance criteria are met. The stock compensation expense recorded was $332,000 for 2006. Unrecognized stock-based compensation expense related to non-vested stock awards was $755,000 at December 31, 2006, and is expected to be recognized over the next two years.

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

	2006	2005	2004
	(In thousands)
Benefit of tax deductions in excess of grant-date fair value	$777	$672	$8,531
Benefit of tax deductions on grant-date fair value	287	111	47

Total benefit of tax deductions	$1,064	$783	$8,578

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Condensed Financial Information of Cathay General Bancorp (Unaudited)

The condensed financial information of the Company as of December 31, 2006 and December 31, 2005, and for the years ended December 31 of 2006, 2005, and 2004 is as follows:

Balance Sheets

	Year Ended December 31,
	2006	2005
	(In thousands, except
	share and per share data)
Assets
Cash	$3,596	$4,617
Investment securities	—	9,143
Investment in bank subsidiaries	990,769	829,189
Investment in non-bank subsidiaries	4,179	6,262
Other assets	13,067	3,903

Total assets .	$1,011,611	$853,114

Liabilities
Revolving line of credit	$10,000	$20,000
Junior subordinated debt	54,125	53,976
Other liabilities	4,412	5,521

Total liabilities	$68,537	$79,497

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 53,309,317 issued and 51,930,955 outstanding in 2006, and 100,000,000 shares authorized and 51,569,451 issued and 50,191,089 outstanding in 2005	533	516
Additional paid-in-capital	467,591	398,121
Accumulated other comprehensive income, net	(12,428)	(13,254)
Retained earnings	520,689	421,545
Treasury stock, at cost (1,378,362 shares in 2006 and in 2005)	(33,311)	(33,311)

Total stockholders’ equity	943,074	773,617

Total liabilities and stockholders’ equity	$1,011,611	$853,114

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Income

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash dividends from Cathay Bank	$98,179	$—	$8,704
Cash dividends from GBC Venture Capital	1,680	3,000	—
Interest income	74	36	—
Interest expense	5,946	4,032	2,542
Non-interest income	(381)	(583)	7
Non-interest expense	1,417	560	1,573

Income (Loss) before income tax benefit	92,189	(2,139)	4,596
Income tax benefit	(3,225)	(2,161)	(1,727)

Income before undistributed earnings of subsidiaries	95,414	22	6,323
Undistributed earnings of subsidiaries	22,156	104,069	80,490

Net income	$117,570	$104,091	$86,813

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from Operating Activities
Net income	$117,570	$104,091	$86,813
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(22,156)	(104,069)	(80,490)
Increase in accrued expense	60	60	60
Write-downs on venture capital investment	432	681	415
Write-downs on equity securities investment	—	—	325
Gain in fair value of warrants	(816)	—	—
Excess tax benefits from stock options	(777)	783	8,578
(Increase)/decrease in other assets	(98)	(943)	459
(Decrease)/increase in other liabilities	(320)	520	(4)

Net cash provided by operating activities	93,895	1,123	16,156

Cash flows from Investment Activities
Purchase of investment securities	—	(694)	(1,443)
Exercise of warrants to acquire common stock	(2,209)	—	—
Proceeds from sale of warrant	3,679	—	—
Cash distribution from venture capital investment	—	—	55
Equity investment	(1,726)	—	(945)
Acquisitions, net of cash acquired	(70,815)	(87)	(7,318)

Net cash used in investment activities	(71,071)	(781)	(9,651)

Cash flows from Financing Activities
Repayment of short term borrowing	(27,120)	—	(20,000)
Increase in other borrowings	15,000	20,000	—
Cash dividends	(18,426)	(18,154)	(14,926)
Proceeds from shares issued under the Dividend Reinvestment Plan	2,622	3,039	3,019
Proceeds from exercise of stock options	3,302	2,430	15,998
Excess tax benefits from share-based payment arrangements	777	—	—
Purchase of treasury stock	—	(24,501)	—

Net cash used in financing activities	(23,845)	(17,186)	(15,909)

Decrease in cash and cash equivalents	(1,021)	(16,844)	(9,404)
Cash and cash equivalents, beginning of year	4,617	21,461	30,865

Cash and cash equivalents, end of year	$3,596	$4,617	$21,461

20. Dividend Reinvestment Plan

The Company has a dividend reinvestment plan which allows for participants’ reinvestment of cash dividends and certain additional optional investments in the Company’s common stock. Shares issued under the plan and the consideration received were 75,003 shares for $2.6 million in 2006, 93,947 shares for $3.0 million in 2005, and 95,098 shares for $3.0 million in 2004.

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

The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.” A well capitalized institution must have a Tier 1 capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 5%. At December 31, 2006 and 2005, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2006, and December 31, 2005, are presented in the tables below:

	As of December 31, 2006				As of December 31, 2005
	Company		Bank		Company		Bank
	Balance	Percentage	Balance	Percentage	Balance	Percentage	Balance	Percentage
	(Dollars in thousands)
Tier I Capital (to risk-weighted assets)	$673,705	9.40%	$670,206	9.37%	$584,311	10.61%	$587,787	10.70%
Tier I Capital minimum requirement	286,744	4.00	286,238	4.00	220,324	4.00	219,658	4.00

Excess	$386,961	5.40%	$383,968	5.37%	$363,987	6.61%	$368,129	6.70%

Total Capital (to risk-weighted assets)	$788,284	11.00%	$786,092	10.99%	$645,329	11.72%	$648,805	11.81%
Total I Capital minimum requirement	573,488	8.00	572,476	8.00	440,647	8.00	439,316	8.00

Excess	$214,796	3.00%	$213,616	2.99%	$204,682	3.72%	$209,489	3.81%

Risk-weighted assets	$7,168,601		$7,155,951		$5,508,093		$5,491,450
Tier I Capital (to average assets) Leverage ratio	$673,705	8.98%	$670,206	8.95%	$584,311	9.80%	$587,787	9.88%
Minimum leverage requirement	300,055	4.00	299,409	4.00	238,420	4.00	237,890	4.00

Excess	$373,650	4.98%	$370,797	4.95%	$345,891	5.80%	$349,897	5.88%

Total average assets (1)	$7,501,371		$7,485,214		$5,960,496		$5,947,243

(1)	Average assets represent average balances for the fourth quarter of each year presented.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Quarterly Results of Operations (Unaudited)

The following table sets forth selected unaudited quarterly financial data:

	Summary of Operations
	2006				2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$136,213	$129,600	$121,099	$104,606	$96,215	$89,127	$84,651	$80,668
Interest expense	63,804	58,917	50,049	39,465	33,843	29,069	25,463	21,904

Net interest income	72,409	70,683	71,050	65,141	62,372	60,058	59,188	58,764
(Reversal)/provision for loan losses	—	(1,000)	1,500	1,500	—	(1,000)	(500)	1,000

Net-interest income after provision for loan losses	72,409	71,683	69,550	63,641	62,372	61,058	59,688	57,764
Non-interest income	5,234	5,404	5,751	5,075	5,181	5,853	5,439	6,013
Non-interest expense	30,140	29,383	29,069	25,326	25,091	24,989	23,964	22,843

Income before income tax expense	47,503	47,704	46,232	43,390	42,462	41,922	41,163	40,934
Income tax expense	16,979	17,046	17,180	16,054	15,750	15,237	15,429	15,974

Net income	30,524	30,658	29,052	27,336	26,712	26,685	25,734	24,960

Basic net income per common share	$0.59	$0.60	$0.57	$0.54	$0.53	$0.53	$0.51	$0.49
Diluted net income per common share	$0.58	$0.59	$0.56	$0.54	$0.53	$0.53	$0.51	$0.49