Form 10-Q
period 2007-03-31
CATHAY GENERAL BANCORP
filed 2007-05-10
CIK 861842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

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
                  Yes ☐  No ☑

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, 51,177,824 shares outstanding as of April 30, 2007.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
1ST QUARTER 2007 REPORT ON FORM 10-Q

Forward-Looking Statements

In this quarterly Report on Form 10-Q, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. These forward-looking statements may include, but are not limited to, such words as "believes," "expects," "anticipates," "intends," "plans," "estimates," "may," "will," "should," "could," "predicts," "potential," "continue," or the negative of such terms and other comparable terminology or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Bancorp to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties and other factors include, but are not limited to adverse developments or conditions related to or arising from:

•	expansion into new market areas;
•	acquisitions of other banks, if any;
•	fluctuations in interest rates;
•	demographic changes;
•	earthquake or other natural disasters;
•	competitive pressures;
•	deterioration in asset or credit quality;
•	legislative and regulatory developments;
•	changes in business strategy; and
•	general economic or business conditions in California and other regions where the Bank has operations.

These and other factors are further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (at Part I - Item 1A, in particular), its reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings it makes in the future with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, we caution readers not to place undue reliance on any forward-looking statements, which speak as of the date of this report. The Company has no intention and undertakes no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

The Company’s filings with the SEC are available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov, or by requests directed to Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012, Attn: Investor Relations (213) 625-4749.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2007	December 31, 2006	% change
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$93,191	$114,798	(19)
Federal funds sold	3,912	18,000	(78)
Cash and cash equivalents	97,103	132,798	(27)
Short-term investments	15,525	16,379	(5)
Securities purchased under agreements to resell	150,000	-	100
Long-term certificates of deposit	50,000	-	100
Securities available-for-sale (amortized cost of $1,873,558 in 2007 and $1,543,667 in 2006)	1,860,194	1,522,223	22
Trading securities	5,316	5,309	0
Loans	5,896,715	5,747,546	3
Less: Allowance for loan losses	(65,317)	(64,689)	1
Unamortized deferred loan fees, net	(11,354)	(11,984)	(5)
Loans, net	5,820,044	5,670,873	3
Federal Home Loan Bank stock	50,094	34,348	46
Other real estate owned, net	4,511	5,259	(14)
Affordable housing investments, net	85,623	87,289	(2)
Premises and equipment, net	75,352	72,934	3
Customers’ liability on acceptances	24,987	27,040	(8)
Accrued interest receivable	44,605	39,267	14
Goodwill	320,500	316,752	1
Other intangible assets, net	41,610	42,987	(3)
Other assets	43,315	53,050	(18)

Total assets	$8,688,779	$8,026,508	8

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$778,965	$781,492	(0)
Interest-bearing deposits:
NOW deposits	236,601	239,589	(1)
Money market deposits	677,406	657,689	3
Savings deposits	351,432	358,827	(2)
Time deposits under $100,000	1,032,774	1,007,637	2
Time deposits of $100,000 or more	2,647,562	2,630,072	1
Total deposits	5,724,740	5,675,306	1

Federal funds purchased	13,000	50,000	(74)
Securities sold under agreement to repurchase	738,300	400,000	85
Advances from the Federal Home Loan Bank	974,680	714,680	36
Other borrowings from financial institutions	10,000	10,000	-
Other borrowings for affordable housing investments	19,777	19,981	(1)
Long-term debt	150,517	104,125	45
Acceptances outstanding	24,987	27,040	(8)
Minority interest in consolidated subsidiary	8,500	8,500	-
Other liabilities	85,640	73,802	16
Total liabilities	7,750,141	7,083,434	9
Commitments and contingencies	-	-	-
Stockholders’ Equity

Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	-	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 53,410,621 issued and 51,154,356 outstanding at March 31, 2007 and 53,309,317 issued and 51,930,955 outstanding at December 31, 2006	534	533	0
Additional paid-in-capital	471,650	467,591	1
Accumulated other comprehensive loss, net	(7,745)	(12,428)	(38)
Retained earnings	537,455	520,689	3
Treasury stock, at cost (2,256,265 shares at March 31, 2007 and 1,378,362 shares at December 31, 2006)	(63,256)	(33,311)	90
Total stockholders’ equity	938,638	943,074	(0)
Total liabilities and stockholders’ equity	$8,688,779	$8,026,508	8
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2007	2006
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable, including loan fees	$114,179	$90,086
Securities available-for-sale - taxable	21,815	13,146
Securities available-for-sale - nontaxable	599	722
Federal Home Loan Bank stock	509	348
Agency preferred stock	164	209
Federal funds sold and securities
purchased under agreements to resell	3,802	28
Deposits with banks	786	67
Total interest and dividend income	141,854	104,606
INTEREST EXPENSE
Time deposits of $100,000 or more	31,152	21,438
Other deposits	17,987	9,893
Securities sold under agreements to repurchase	5,717	2,513
Advances from Federal Home Loan Bank	11,781	3,799
Long-term debt	1,976	1,041
Short-term borrowings	489	781
Total interest expense	69,102	39,465
Net interest income before provision for loan losses	72,752	65,141
Provision for loan losses	1,000	1,500
Net interest income after provision for loan losses	71,752	63,641
NON-INTEREST INCOME
Securities gains, net	191	27
Letters of credit commissions	1,292	1,069
Depository service fees	1,346	1,255
Other operating income	3,055	2,724
Total non-interest income	5,884	5,075
NON-INTEREST EXPENSE
Salaries and employee benefits	16,977	14,040
Occupancy expense	2,768	2,080
Computer and equipment expense	2,225	1,610
Professional services expense	1,728	1,641
FDIC and State assessments	259	249
Marketing expense	901	695
Other real estate owned expense	244	85
Operations of affordable housing investments, net	944	1,299
Amortization of core deposit intangibles	1,765	1,401
Other operating expense	2,418	2,226
Total non-interest expense	30,229	25,326
Income before income tax expense	47,407	43,390
Income tax expense	17,441	16,054
Net income	29,966	27,336
Other comprehensive gain (loss), net of tax
Unrealized holding gains (losses) arising during the period	4,500	(6,864)
Less: reclassification adjustments included in net income	(183)	(25)
Total other comprehensive gain (loss), net of tax	4,683	(6,839)
Total comprehensive income	$34,649	$20,497
Net income per common share:
Basic	$0.58	$0.54
Diluted	$0.57	$0.54
Cash dividends paid per common share	$0.09	$0.09
Basic average common shares outstanding	51,684,754	50,226,768
Diluted average common shares outstanding	52,295,229	50,797,859

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2007	2006
	(In thousands)
Cash Flows from Operating Activities
Net income	$29,966	$27,336
Adjustments to reconcile net income to net cash provided by operting activities:
Provision for loan losses	1,000	1,500
Provision for losses on other real estate owned	210	-
Deferred tax liability (benefit)	3,411	(1,189)
Depreciation	1,091	771
Net gains on sale of other real estate owned	(7)	-
Net gains on sale of loans held for sale	(61)	(28)
Proceeds from sale of loans held for sale	888	343
Originations of loans held for sale	(813)	(314)
Write-downs on venture capital investments	418	418
(Gain)/loss on sales and calls of securities	(183)	4
Decrease / (increase) in fair value of warrants	28	(855)
Other non-cash interest	117	294
Amortization of security premiums, net	569	830
Amortization of intangibles	1,797	1,429
Excess tax benefit from stock options	(420)	(242)
Stock based compensation expense	2,033	1,755
Gain on sale of premises and equipment	24	-
(Decrease)/increase in deferred loan fees, net	(1,528)	806
Increase in accrued interest receivable	(5,067)	(1,602)
Decrease/(increase) in other assets, net	676	(6,812)
Increase in other liabilities	8,985	25,416
Net cash provided by operating activities	43,134	49,860
Cash Flows from Investing Activities
Decrease in short-term investment	854	-
Increase in long-term investment	(50,000)	-
Increase in securities purchased under agreements to resell	(150,000)	-
Purchase of investment securities available-for-sale	(559,976)	(166,997)
Proceeds from maturity and call of investment securities available-for-sale	121,038	3,066
Proceeds from sale of investment securities available-for-sale	86,175	-
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	36,798	42,515
Exercise of warrants to acquire common stock	-	(2,209)
Proceeds from sale of common stock acquired from exercise of warrants	-	3,679
Purchase of Federal Home Loan Bank stock	(15,248)	-
Net increase in loans	(111,096)	(360,602)
Purchase of premises and equipment	(3,111)	(452)
Proceeds from sales of premises and equipment	10	-
Proceeds from sale of other real estate owned	918	-
Net increase in investment in affordable housing	(3,581)	(544)
Acquisition of United Heritage Bank, net of cash acquired	(3,655)	-
Net cash used in investing activities	(650,874)	(481,544)
Cash Flows from Financing Activities
Net (decrease)/increase in demand deposits, NOW accounts, money market and saving deposits	(8,177)	17,305
Net increase in time deposits	3,445	90,809
Net increase in federal funds purchased and securities sold under agreement to repurchase	301,300	141,000
Advances from Federal Home Loan Bank	1,108,000	802,050
Repayment of Federal Home Loan Bank borrowings	(848,000)	(607,050)
Cash dividends	(4,676)	(4,518)
Issuance of long-term debt	45,000	-
Proceeds from shares issued to Dividend Reinvestment Plan	576	731
Proceeds from exercise of stock options	1,031	748
Excess tax benefits from share-based payment arrangements	420	242
Purchase of treasury stock	(26,874)	-
Net cash provided by financing activities	572,045	441,317
(Decrease)/Increase in cash and cash equivalents	(35,695)	9,633
Cash and cash equivalents, beginning of the period	132,798	109,275
Cash and cash equivalents, end of the year	$97,103	$118,908
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$68,683	$37,231
Income taxes	$3,462	$4,887
Non-cash investing and financing activities:
Net change in unrealized holding gains (loss) on securities available-for-sale, net of tax	$4,683	$(6,839)
Cumulative effect adjustment as result of adoption of FASB Interpretation no. 48
Accounting for Uncertainty in Income Taxes	$(8,524)	$-
Transfers to other real estate owned	$373	$3,087

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (the “Bancorp”) is the holding company for Cathay Bank (the “Bank”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc., (together the “Company” or “we”, “us,” or “our”). The Bancorp also owns 100% of the common stock of four statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of March 31, 2007, the Bank operates twenty branches in Southern California, ten branches in Northern California, three branches in Illinois, two branches in Washington State, nine branches in New York State, one branch in Massachusetts, one branch in Houston, Texas, one branch in New Jersey and one loan production office in Dallas, Texas, plus representative offices in Taipei, Hong Kong, and Shanghai.

2. Acquisitions and Investments

We continue to look for opportunities to expand the Bank’s branch network by seeking new branch locations and/or by acquiring other financial institutions to diversify our customer base in order to compete for new deposits and loans, and to be able to serve our customers more effectively. At the close of business on March 30, 2007, the Company completed the acquisition of New Jersey-based United Heritage Bank (“UHB”) for cash of $9.4 million. As of March 30, 2007, UHB had $58.9 million in assets and $4.3 million in stockholders’ equity.

The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The assets acquired and liabilities assumed were recorded by the Company at their fair values as of March 31, 2007:

United Heritage Bank
Assets acquired:
Cash and cash equivalents	$5,745
Securities available-for-sale	14,305
Loans, net	38,036
Premises and equipment, net	432
Goodwill	3,575
Core deposit intangible	410
Other assets	2,161
Total assets acquired	64,664
Liabilities assumed:
Deposits	54,166
Accrued interest payable	9
Other liabilities	1,089
Total liabilities assumed	55,264
Net assets acquired	$9,400
Cash paid	$9,400
Fair value of common stock issued	-
Total consideration paid	$9,400

No loans acquired as part of the acquisition of UHB were determined to be impaired and therefore no loans were within the scope of Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. In addition, the estimated other costs related to the acquisition were recorded as a liability at closing when allocating the related purchase price. The purchase price allocation is still preliminary and subject to final determination and valuation of the fair value of assets acquired and liabilities assumed.

For each acquisition, we developed an integration plan for the consolidated company that addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The established plans are evaluated regularly during the integration process and modified as required. Merger and integration expenses are summarized in the following primary categories: (i) severance and employee-related charges; (ii) system conversion and integration costs, including contract termination charges; (iii) asset write-downs, lease termination costs for abandoned space and other facilities-related costs; and (iv) other charges. Other charges include investment banking fees, legal fees, other professional fees relating to due diligence activities and expenses associated with preparation of securities filings, as appropriate. These costs were included in the allocation of the purchase price at the acquisition date based on our formal integration plans. Goodwill increased $3.7 million during the first quarter of 2007 primarily due to the UHB acquisition and also due to a $172,000 adjustment for the payment of contract termination expenses net of tax that related to the New Asia Bancorp, Inc. acquisition.

The following table presents the activity in the merger-related liability account that was allocated to the purchase price for the three months ended March 31, 2007:

	Severance and	Asset	Legal and	Lease
(Dollar in thousands)	Employee-related	Write-downs	Professional Fees	Liability	Total
Balance at December 31, 2006	$31	$-	$5	$778	$814
United Heritage Bank Acquisition	300	17	332	-	649
Non-cash write-downs and other	-	(17)	-	-	(17)
Cash outlays	(2)	-	(237)	(39)	(278)
Balance at March 31, 2007	$329	$-	$100	$739	$1,168

On March 31, 2006, the Bank announced an agreement to buy a 20% stake in First Sino Bank, a Shanghai-based joint venture bank, for an estimated purchase price of $52.2 million. This investment was subject to regulatory approval from the China Bank Regulatory Commission in China and Cathay Bank's regulators in the United States and other customary closing conditions. The agreement provided that it could be terminated by either party if all conditions to closing were not fulfilled or waived prior to September 30, 2006. By mutual agreement of the parties, this closing date was extended to November 15, 2006. The parties have not further extended this closing date and the agreement can therefore be terminated by either party upon written notice.

3. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

4. Recent Accounting Pronouncements

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." (“SFAS 155”) amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company on January 1, 2007. There was no material impact on the Company's financial statements from adoption of this standard.

SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" (“SFAF 156”) amends SFAS 140. "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125," by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS 156 is effective for the Company on January 1, 2007. There was no material impact on the Company’s consolidated financial statements from adoption of this standard.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits a business entity to choose to measure financial instruments and certain other items at fair value to mitigate volatility in reported earnings caused by measuring financial instruments differently without having to apply complex hedge accounting provisions. The fair value option may be applied instrument by instrument, is irrevocable and is applied only to entire instruments. Following the initial fair value measurement date, a business entity shall report unrealized gains and losses on financial instruments for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not completed its analysis to elect the fair value option on the Company’s consolidated financial statements at the date of adoption of SFAS 159.

5. Derivative Financial Instruments

As of March 31, 2007, the Company had no interest rate swaps.

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

In April 2005, the Bank took in a total of $8.9 million in one year certificates of deposit that pay a minimum interest of 0.5% plus additional interest tied to 60% of the appreciation of four foreign currencies against the US dollar. Under SFAS No. 133, a certificate of deposit that pays interest based on changes in exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit). These foreign currency linked certificates of deposits matured in April 2006. The related embedded derivative also expired at the same time. The net impact on the consolidated statement of income related to these currency linked certificates of deposit was a decrease to income of $27,000 for the three months ended March 31, 2006.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth basic and diluted earnings per share calculations and the average shares of stock options with anti-dilutive effect:

	For the three months ended March 31,
(Dollars in thousands, except share and per share data)	2007	2006
Net income	$29,966	$27,336

Weighted-average shares:
Basic weighted-average number of common shares outstanding	51,684,754	50,226,768
Dilutive effect of weighted-average outstanding common shares
Stock Options	604,514	563,281
Restricted Stock	5,961	7,810
Diluted weighted-average number of common shares outstanding	52,295,229	50,797,859

Average shares of stock options with anti-dilutive effect	1,451,290	1,603,806
Earnings per share:
Basic	$0.58	$0.54
Diluted	$0.57	$0.54

7. Stock-Based Compensation

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options, or awarded non-vested stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis. In May 2005, the stockholders of the Company approved the 2005 Incentive Plan which provides that 3,131,854 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, or as non-vested stock. In conjunction with the approval of the 2005 Incentive Plan, the Bancorp agreed to cease granting awards under the Equity Incentive Plan. As of March 31, 2007, the only options granted by the Company under the 2005 Incentive Plan were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except for 245,060 shares granted on March 22, 2005 of which 30% vested immediately, 10% vested on November 20, 2005 and an additional 20% would vest on November 20, 2006, 2007 and 2008, respectively, and 264,694 shares granted on May 22, 2005 of which 40% vested on November 20, 2005 and an additional 20% would vest on November 20, 2006, 2007, and 2008, respectively. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. Stock options are typically granted in the first quarter of the year. The Company has postponed awarding stock options in 2007 because it is considering changes to its stock option program. The Company expects to issue new shares to satisfy stock option exercises.

Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date for those options expected to vest, and is recognized as an expense over the vesting period of the grant. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Option compensation expense totaled $1.9 million for the three months ended March 31, 2007 and $1.7 million for the same quarter a year ago. Stock-based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $18.6 million at March 31, 2007 and is expected to be recognized over the next 3.0 years.

The weighted average per share fair value on the date of grant of the options granted was $13.45 during the first three months of 2006. There was no option granted for the first three months of 2007. The Company estimated the expected life of the options based on the average of the contractual period and the vesting period. The fair value of stock options has been determined using the Black-Scholes option pricing model with the following assumptions:

Three months ended
March 31, 2006
Expected life- number of years	6.5
Risk-free interest rate	4.38%
Volatility	33.18%
Dividend yield	1.20%

Cash received from exercises of stock options totaled $1.0 million from 63,522 exercised shares during the three months ended March 31, 2007 and $748,000 from 39,916 exercised shares during the three months ended March 31,2006. The fair value of stock options vested during the first quarter of 2007 was $5.1 million compared to $4.4 million for the first quarter of 2006. Aggregate intrinsic value for options exercised were $1.1 million during the three months ended March 31, 2007 and $685,000 during the three months ended March 31, 2006. The table below summarizes stock option activity for the quarters ended March 31, 2007:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in thousands)
Balance at December 31, 2006	4,783,027	$28.09	7.0	$34,011
Granted	-	-
Forfeited	(9,706)	36.19
Exercised	(63,522)	16.22
Balance at March 31, 2007	4,709,799	$28.24	6.8	$31,114
Exercisable at March 31, 2007	2,777,423	$25.36	6.1	$25,171

At March 31, 2007, 2,218,765 shares were available under the Company’s 2005 Incentive Plan for future grants. The following table shows stock options outstanding and exercisable as of March 31, 2007, the corresponding exercise prices, and the weighted-average contractual life remaining:

	Outstanding
		Weighted-Average
		Remaining Contractual	Exercisable
Exercise Price	Shares	Life (in Years)	Shares
$8.25	23,900	1.5	23,900
10.63	97,956	2.8	97,956
11.06	10,240	2.8	10,240
11.34	10,240	5.8	10,240
15.05	135,820	3.8	135,820
16.28	159,552	4.9	159,552
17.23	18,114	0.8	18,114
17.29	10,240	4.8	10,240
19.93	343,480	5.8	270,908
21.09	10,240	3.8	10,240
22.01	426,674	3.8	426,674
24.80	908,010	6.7	526,046
28.70	550,500	6.9	327,700
32.18	3,000	7.0	1,800
32.26	40,000	7.2	16,000
32.47	245,060	8.0	147,036
33.54	264,694	8.1	158,816
33.81	3,000	8.2	600
36.24	414,230	8.8	82,846
36.90	339,799	8.8	68,395
37.00	666,850	7.9	267,100
38.26	12,000	9.1	-
38.38	16,200	7.6	7,200
	4,709,799	6.8	2,777,423

The Company grants non-vested stock to its Chairman of the Board, President, and Chief Executive Officer. The shares vest ratably over certain years if certain annual performance criteria are met. The following table presents information relating to the non-vested stock grants as of March 31, 2007:

	Grant date	Grant date
	January 25, 2006	January 31, 2007
Grant shares	30,000	20,000
Vested ratably over	3 years	2 years
Price per share at grant	$36.24	$34.66
Vested shares	10,000	-
Unvested shares	20,000	20,000

The stock compensation expense recorded related to non-vested stock above was $60,000 for the three months ended March 31, 2006 and $148,000 for the three months ended March 31, 2007. Unrecognized stock-based compensation expense related to non-vested stock awards was $1.3 million at March 31, 2007, and is expected to be recognized over the next 1.8 years.

Prior to 2006, the Company presented the entire amount of the tax benefit on options exercised as operating activities in the consolidated statements of cash flows. After adoption of SFAS No. 123R in January 2006, the Company reports only the benefits of tax deductions in excess of grant-date fair value as cash flows from financing activity. The following table summarizes the tax benefit from options exercised:

	For the three months ended
(Dollars in thousands)	2007	2006
Benefit of tax deductions in excess of
grant-date fair value	$420	$242
Benefit of tax deductions on
grant-date fair value	43	45
Total benefit of tax deductions	$463	$287

8. Securities Purchased Under Agreements to Resell

In January 2007, the Company entered into three long-term resale agreements totaling $150.0 million with the same counterparty. The agreements have terms of ten years with interest rates of 8.10%, 8.15%, and 8.30%, respectively. The counterparty has the right to a quarterly call after the first year. After the first year, there are no interest payments on these agreements if certain swap yield curves are inverted by more than five basis points. The collateral for these resale agreements consists of U.S Government agency securities.

9. Commitments and Contingencies

In the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans, or through commercial or standby letters of credit, and financial guarantees. These instruments represent varying degrees of exposure to risk in excess of the amounts included in the accompanying condensed consolidated balance sheets. The contractual or notional amount of these instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the level of expected losses, if any.

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

(In thousands)	At March 31, 2007	At December 31, 2006
Commitments to extend credit	$2,325,098	$2,178,640
Standby letters of credit	62,593	81,292
Other letters of credit	65,924	79,803
Bill of lading guarantees	256	223
Total	$2,453,871	$2,339,958

As of March 31, 2007, $17.7 million unfunded commitments for affordable housing limited partnerships were recorded under other liabilities compared to $21.3 million at December 31, 2006.

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment agreement. These commitments generally have fixed expiration dates and the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrower. Letters of credit, including standby letters of credit and bill of lading guarantees, are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing these types of instrument is essentially the same as that involved in making loans to customers.

10. Securities Sold Under Agreements to Repurchase

The Company has entered into several long-term transactions involving the sale of securities under repurchase agreements which total $650.0 million at March 31, 2007 and $400.0 million at December 31, 2006. The terms of these agreements at March 31, 2007, were as follows: $200.0 million for five years, $250.0 million for seven years, and $200.0 million for ten years. The rates are all initially floating rate for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. At March 31, 2007, three repurchase agreements totaling $150.0 million were callable but had not been called. The interest rates on these three repurchase agreements range between 4.52% and 4.79% until their final maturities in December 2010 and March 2011. In addition, there were four short term repurchase agreements totaling $88.3 million which mature in May 2007 with a weighted average rate of 5.48% at March 31, 2007.

11. Line of Credit and Subordinated Note

On May 31, 2005, Cathay General Bancorp entered into a $30.0 million 364-day unsecured revolving loan agreement with a commercial bank bearing an interest rate of LIBOR plus 90 basis points and a commitment fee of 12.5 basis points on unused commitments. On September 29, 2006, in conjunction with the issuance of subordinated debt discussed below, this loan was further amended to reduce the commitment to $35.0 million until October 31, 2006 and to $10.0 million thereafter. At March 31, 2007, $10.0 million was outstanding with a rate of 6.22% under this loan. The Company paid off the $10.0 million borrowing on April 13, 2007.

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. This instrument matures on September 29, 2016 and bears interest at a per annum rate based on the three month LIBOR plus 110 basis points, payable on a quarterly basis. At March 31, 2007, the per annum interest rate on the subordinated debt was 6.45%. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated statement of financial condition.

12. Junior Subordinated Debt

On March 30, 2007, Bancorp issued $46.4 million of junior subordinated debt securities through a pooled trust preferred offering. Similar to previous offerings, these securities were issued through a newly formed statutory business trust, Cathay Capital Trust III, a wholly-owned subsidiary of Bancorp. The proceeds from the debt securities are loaned by Cathay Capital Trust III to Bancorp and are included in long-term debt in the accompanying Condensed Consolidated Balance Sheet. The securities issued by Cathay Capital Trust III have a scheduled maturity of June 15, 2037 and bear interest at a per annum rate based on the three-month LIBOR plus 148 basis points, payable on a quarterly basis. At March 31, 2007, the interest rate on the junior subordinated debt was 6.83%. The junior subordinated debt issued qualifies as Tier 1 capital for regulatory reporting purposes.

13. Implementation of FASB Interpretation No. 48

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). While the Company continues to believe that the tax benefits recorded in 2000, 2001 and 2002 with respect to its regulated investment company were appropriate and fully defensible under California law, the Company participated in Option 2 of the Voluntary Compliance Initiative of the Franchise Tax Board, and paid all California taxes and interest on these disputed 2000 through 2002 tax benefits, and at the same time filed a claim for refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims.

The FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) which requires that the amount of recognized tax benefit should be the maximum amount which is more-likely-than-not to be realized and that amounts previously recorded that do not meet the requirements of FIN 48 be charged as a cumulative effect adjustment to retained earnings. As of December 31, 2006, the Company reflected a $12.1 million net state tax receivable related to payments it made in April 2004 under the Voluntary Compliance Initiative program for the years 2000, 2001, and 2002, after giving effect to reserves for loss contingencies on the refund claims. The Company has determined that its refund claim related to its regulated investment company is not more-likely-than-not to be realized and consequently, charged a total of $8.5 million, comprised of the $7.9 million after tax amount related to its refund claims as well as a $0.6 million after tax amount related to California Net Operating Losses generated in 2001 as a result of its regulated investment company, to the balance of retained earnings as of the January 1, 2007 effective date of FIN 48.

At the January 1, 2007 adoption date of FIN 48, the total amount of the Company’s unrecognized tax benefits was $5.5 million, of which $1.7 million, if recognized, would affect the effective tax rate. The Company recognized interest and penalties accrued related to unrecognized tax benefits in income tax expense. At January 1, 2007, the adoption date of FIN 48, the total amounts of accrued interest and penalties was $1.7 million.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2003 and by the Franchise Tax Board of the State of California back to 2000. The Company is currently under audit by the Internal Revenue Service for the years 2004 and 2005 and by the California Franchise Tax Board for the years 2000 to 2002.

14. Stock Repurchase Program

During the first quarter of 2007, the Company repurchased 877,903 shares of its common stock for $29.9 million, or $34.11 average cost per share. On March 6, 2007, the Company announced that its Board of Directors had approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock following the completion of March 2005’s stock repurchase program. At March 31, 2007, 573,800 shares remain under the Company’s March 2007 repurchase program.

On May 8, 2007, the Company completed its March 2007 repurchase program by purchasing 573,800 shares in May 2007 for $19.4 million or $33.90 average cost per share. Also on May 8, 2007, the Company’s Board of Directors approved a new program to repurchase up to an aggregate of one million shares of the Company’s common stock following the completion of March 2007 repurchase program.

15. Premises and Equipment

In 2005, $3.6 million was transferred from premises and equipment to other assets when management decided to sell a bank owned building, land, and related improvements. The $3.6 million is the lower of the carrying amount or fair value less estimated selling costs and is recorded as other assets as of March 31, 2007 and December 31, 2006.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is given based on the assumption that the reader has access to and has read the Annual Report on Form 10-K for the year ended December 31, 2006, of Cathay General Bancorp (“Bancorp”) and its wholly-owned subsidiary Cathay Bank (the “Bank” and, together, the “Company” or “we”, “us,” or “our”).

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans; management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described under the heading “Accounting for the allowance for loan losses” in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Accounting for investment securities involves significant judgments and assumptions by management, which have a material impact on the carrying value of securities and the recognition of any “other-than-temporary” impairment to our investment securities. The judgments and assumptions used by management are described under the heading “Investment Securities” in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Accounting for income taxes involves significant judgments and assumptions by management, which have a material impact on the amount of taxes currently payable and the income tax expense recorded in the financial statements. The judgments and assumptions used by management are described under the heading “Income Taxes” in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

HIGHLIGHTS

•	First quarter earnings increased $2.7 million, or 9.6%, compared to the same quarter a year ago.
•	Fully diluted earnings per share reached $0.57, increasing 5.6% compared to the same quarter a year ago.
•	Return on average assets was 1.45% for the quarter ended March 31, 2007, compared to 1.54% for the quarter ended December 31, 2006 and compared to 1.67% for the same quarter a year ago.
•
Return on average stockholders’ equity was 12.87% for the quarter ended March 31, 2007, compared to 13.03% for the quarter ended December 31, 2006, and compared to 14.06% for the same quarter a year ago.

•	Gross loans, excluding the loans acquired through United Heritage Bank, increased by $110.6 million, or 1.92% for the quarter to $5.9 billion at March 31, 2007.
•	The Company completed the acquisition of United Heritage Bank at the close of business on March 30, 2007.

Income Statement Review

Net Income

Net income for the first quarter of 2007 was $30.0 million, or $0.57 per diluted share, a $2.7 million, or 9.6%, increase compared with net income of $27.3 million, or $0.54 per diluted share for the same quarter a year ago. Return on average assets was 1.45% and return on average stockholders’ equity was 12.87% for the first quarter of 2007 compared with a return on average assets of 1.67% and a return on average stockholders’ equity of 14.06% for the first quarter of 2006.

Financial Performance

	First Quarter 2007	First Quarter 2006
Net income	$30.0 million	$27.3 million
Basic earnings per share	$0.58	$0.54
Diluted earnings per share	$0.57	$0.54
Return on average assets	1.45%	1.67%
Return on average stockholders’ equity	12.87%	14.06%
Efficiency ratio	38.44%	36.07%

Net Interest Income Before Provision for Loan Losses

The comparability of financial information is affected by our acquisitions. Operating results include the operations of acquired entities from the date of acquisition.

Net interest income before provision for loan losses increased $7.7 million to $72.8 million during the first quarter of 2007, or 11.7% higher than the $65.1 million during the same quarter a year ago. The increase was due primarily to the increases in loans and securities and higher loan prepayment fees of $0.9 million.

The net interest margin, on a fully taxable-equivalent basis, was 3.83% for the first quarter of 2007. The net interest margin decreased 18-basis points from 4.01% in the fourth quarter of 2006 and decreased 50-basis points from 4.33% in the first quarter of 2006. The decrease in the net interest margin was primarily the result of increases in investment securities that had lower yields than loans, repricing of time deposits to reflect higher market interest rates, and increased reliance on more expensive wholesale borrowings.

For the first quarter of 2007, the yield on average interest-earning assets was 7.44% on a fully taxable-equivalent basis, and the cost of funds on average interest-bearing liabilities equaled 4.27%. In comparison, for the first quarter of 2006, the yield on average interest-earning assets was 6.94% and cost of funds on average interest-bearing liabilities equaled 3.18%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, decreased primarily due to the reasons discussed above.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Three months ended March 31,		2007			2006
		Interest	Average		Interest	Average
Taxable-equivalent basis	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest Earning Assets
Commercial loans	$1,234,003	$24,983	8.21%	$1,068,271	$19,577	7.43%
Residential mortgage	575,240	8,855	6.16	434,138	6,305	5.81
Commercial mortgage	3,249,671	63,431	7.92	2,752,061	51,193	7.54
Real estate construction loans	699,853	16,595	9.62	553,721	12,804	9.38
Other loans and leases	29,192	315	4.38	30,460	207	2.76
Total loans and leases (1)	5,787,959	114,179	8.00	4,838,651	90,086	7.55
Taxable securities	1,578,706	21,815	5.60	1,161,798	13,146	4.59
Tax-exempt securities (3)	75,549	1,148	6.16	86,755	1,400	6.54
Federal Home Loan Bank Stock	44,957	509	4.59	29,756	348	4.74
Interest bearing deposits	47,822	786	6.67	19,340	67	1.41
Federal funds sold & securities purchased under agreements to resell	217,662	3,802	7.08	2,622	28	4.33
Total interest-earning assets	7,752,655	142,239	7.44	6,138,922	105,075	6.94
Non-interest earning assets
Cash and due from banks	93,895			94,997
Other non-earning assets	621,767			468,189
Total non-interest earning assets	715,662			563,186
Less: Allowance for loan losses	(66,308)			(60,361)
Deferred loan fees	(12,233)			(12,914)
Total assets	$8,389,776			$6,628,833

Interest bearing liabilities:
Interest bearing demand accounts	$232,656	$723	1.26	$242,462	$566	0.95
Money market accounts	666,454	5,065	3.08	575,759	3,260	2.30
Savings accounts	344,336	845	1.00	357,795	681	0.77
Time deposits	3,654,859	42,506	4.72	3,095,301	26,824	3.51
Total interest-bearing deposits	4,898,305	49,139	4.07	4,271,317	31,331	2.97
Federal funds purchased	25,244	332	5.33	45,028	503	4.53
Securities sold under agreement to repurchase	616,418	5,717	3.76	280,000	2,513	3.64
Other borrowings	923,273	11,938	5.24	384,913	4,077	4.30
Long-term debt	105,156	1,976	7.62	53,982	1,041	7.82
Total interest-bearing liabilities	6,568,396	69,102	4.27	5,035,240	39,465	3.18
Non-interest bearing liabilities
Demand deposits	772,268			717,599
Other liabilities	104,798			87,429
Stockholders' equity	944,314			788,565
Total liabilities and stockholders' equity	$8,389,776			$6,628,833
Net interest spread (4)			3.17%			3.76%
Net interest income (4)		$73,137			$65,610
Net interest margin (4)			3.83%			4.33%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets
(3)
The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%

(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

Three months ended March 31,	2007-2006
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in	Changes in	Total
	Volume	Rate	Change
Interest-Earning Assets:
Loans and leases	18,482	5,611	24,093
Taxable securities	5,363	3,306	8,669
Tax-exempt securities (2)	(174)	(78)	(252)
Federal Home Loan Bank Stock	173	(12)	161
Deposits with other banks	204	515	719
Federal funds sold and securities purchased
under agreements to resell	3,745	29	3,774

Total increase in interest income	27,793	9,371	37,164

Interest-Bearing Liabilities:
Interest bearing demand accounts	(24)	181	157
Money market accounts	569	1,236	1,805
Savings accounts	(27)	191	164
Time deposits	5,423	10,259	15,682
Federal funds purchased	(251)	80	(171)
Securities sold under agreement to repurchase	3,117	87	3,204
Other borrowed funds	6,789	1,072	7,861
Long-term debts	963	(28)	935
Total increase in interest expense	16,559	13,078	29,637
Changes in net interest income	$11,234	$(3,707)	$7,527

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)
The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Provision for Loan Losses

The provision for loan losses was $1.0 million for the first quarter of 2007 compared to $1.5 million for the first quarter of 2006 and to no provision for the fourth quarter of 2006. The provision for loan losses was based on the review of the adequacy of the allowance for loan losses at March 31, 2007. The provision for loan losses represents the charge or credit against current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb loan losses inherent in the Company’s loan portfolio. The following table summarizes the charge-offs and recoveries for the quarters as indicated:

	For the three months ended,
(Dollars in thousands)	March 31, 2007	March 31, 2006	December 31, 2006
Charge-offs	$3,281	$265	$1,185
Recoveries	2,477	241	342
Net Charge-offs	$804	$24	$843

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $5.9 million for the first quarter of 2007, an increase of $809,000, or 15.9%, compared to the non-interest income of $5.1 million for the first quarter of 2006.

For the first quarter of 2007, the Company recorded net securities gains of $191,000 compared to net securities gains of $27,000 for the same quarter in 2006.

Letters of credit commissions increased $223,000, or 20.9%, to $1.3 million in the first quarter of 2007 from $1.1 million in the same quarter of 2006 due primarily to increases in export letters of credit commissions and documentary collection commissions due in part to the acquisition of Great Eastern Bank in April 2006.

Depository service fees increased $91,000, or 7.3%, from $1.26 million in the first quarter of 2006 to $1.35 million in the first quarter of 2007 due primarily to the increases in overdraft and non-sufficient fund charges.

In addition, other operating income increased $331,000, or 12.2%, to $3.1 million in the first quarter of 2007 from $2.7 million in the same quarter a year ago primarily due to increases in loan referral fees of $356,000, commissions on safe deposit box rentals of $156,000, wealth management commissions of $138,000, wire transfer fees of $121,000, and other miscellaneous income of $181,000 offset by a decrease in warrant income of $883,000.

Non-Interest Expense

Non-interest expense increased $4.9 million, or 19.4%, to $30.2 million in the first quarter of 2007 compared to $25.3 million during the same quarter a year ago primarily due to increases in salaries and employee benefits expenses, occupancy expenses and computer and equipment expenses. The efficiency ratio was 38.44% for the first quarter of 2007 compared to 36.07% in the year ago quarter and 38.82% for the fourth quarter of 2006.

The increase of non-interest expense from the first quarter a year ago to the first quarter of 2007 was primarily due to the acquisitions of Great Eastern Bank and New Asia Bancorp in 2006, and a combination of the following:

•
Salaries and employee benefits increased $2.9 million, or 20.9%, from $14.04 million in the first quarter of 2006 to $16.98 million in the first quarter of 2007 due primarily to increases in salaries, payroll taxes and benefits of $2.5 million.

•	Occupancy expenses increased $688,000, or 33.1%, due to increases in depreciation expenses, property taxes, rent expenses, utility expenses and repair and maintenance expenses due to acquisitions.

•	Computer and equipment expenses increased $615,000, or 38.2%, due to the increase in software license fees under a new data processing contract and in depreciation expenses.

•	Marketing expenses increased $206,000, or 29.6%, in the first quarter of 2007 compared to the same quarter a year ago due to increased donations, sponsorships and charitable contributions.

•	OREO expenses increased $159,000 due to an additional lower of cost or market write-down recorded as of March 31, 2007 due to the sale of a property which closed on April 20, 2007.

•	Amortization of core deposit intangibles increased $364,000, or 26.0%, due to the acquisitions completed during 2006.

•	Other operating expenses increased $192,000, or 8.6%, primarily due to increases in printing and supply expenses and higher operating losses.

Offsetting the above increases was a $355,000, or 27.3%, decrease in operations of affordable housing investments primarily due to a $500,000 cash distribution from a low income housing partnership which had been fully amortized in previous years.

Income Taxes

The effective tax rate was 36.8% for the first quarter of 2007, compared to 37.0% for the same quarter a year ago and 36.4% for the full year 2006.

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). While the Company continues to believe that the tax benefits recorded in 2000, 2001 and 2002 with respect to its regulated investment company were appropriate and fully defensible under California law, the Company participated in Option 2 of the Voluntary Compliance Initiative of the Franchise Tax Board, and paid all California taxes and interest on these disputed 2000 through 2002 tax benefits, and at the same time filed a claim for refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims.

The FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) which requires that the amount of recognized tax benefit should be the maximum amount which is more-likely-than-not to be realized and that amounts previously recorded that do not meet the requirements of FIN 48 be charged as a cumulative effect adjustment to retained earnings. As of December 31, 2006, the Company reflected a $12.1 million net state tax receivable related to payments it made in April 2004 under the Voluntary Compliance Initiative program for the years 2000, 2001, and 2002, after giving effect to reserves for loss contingencies on the refund claims. The Company has determined that its refund claim related to its regulated investment company is not more-likely-than-not to be realized and consequently, charged a total of $8.5 million, comprised of the $7.9 million after tax amount related to its refund claims as well as a $0.6 million after tax amount related to California Net Operating Losses generated in 2001 as a result of its regulated investment company, to the opening balance of retained earnings as of the January 1, 2007, effective date of FIN 48.

Balance Sheet Review

Assets

Total assets increased by $662.3 million, or 8.3%, to $8.7 billion at March 31, 2007, from year-end 2006 of $8.0 billion. The increase in total assets was represented primarily by increases in investment securities, securities purchased under agreements to resell and loans funded by increases in securities sold under agreement to repurchase agreements and FHLB borrowings. Securities purchased under agreements to resell increased $150.0 million and long-term certificates of deposit increased $50.0 million during the first quarter due to attractive rates available on these investments

Securities

Total securities were $1.9 billion, or 21.4%, of total assets at March 31, 2007, compared with $1.5 billion, or 19.0%, of total assets at December 31, 2006. The increase of $338.0 million, or 22.2%, was primarily due to purchases of callable agency securities which provided collateral for repurchase agreements.

The net unrealized loss on securities available-for-sale, which represented the difference between fair value and amortized cost, totaled $13.4 million at March 31, 2007, compared to a net unrealized loss of $21.4 million at year-end 2006. The decrease in unrealized loss on securities available-for-sale was caused by the decrease in market interest rates during the first quarter of 2007. Net unrealized gains/losses in the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax, as part of total stockholders’ equity.

The average taxable-equivalent yield on securities available-for-sale increased 101 basis points to 5.60% for the three months ended March 31, 2007, compared with 4.59% for the same period a year ago, as securities matured, prepaid, or were called and proceeds were reinvested at higher interest rates.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale, as of March 31, 2007, and December 31, 2006:

	March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. treasuries securities	$998	$-	$1	$997
U.S. government sponsored entities	694,473	107	1,085	693,495
State and municipal securities	53,810	715	71	54,454
Mortgage-backed securities	525,251	732	12,603	513,380
Commercial mortgage-backed securities	17,479	-	481	16,998
Collateralized mortgage obligations	242,278	59	4,639	237,698
Asset-backed securities	737	-	3	734
Corporate bonds	226,782	1,525	50	228,257
Preferred stock of government sponsored entities	11,750	1,880	-	13,630
Foreign corporate bonds	100,000	564	13	100,551

Total	$1,873,558	$5,582	$18,946	$1,860,194

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. treasury securities	$994	$-	$1	$993
U.S. government sponsored entities	364,988	67	3,556	361,499
State and municipal securities	54,843	769	80	55,532
Mortgage-backed securities	549,150	687	15,070	534,767
Commercial mortgage-backed securities	20,554	-	588	19,966
Collateralized mortgage obligations	251,997	46	6,417	245,626
Asset-backed securities	783	-	3	780
Corporate bonds	206,008	325	396	205,937
Preferred stock of government sponsored entities	19,350	2,660	-	22,010
Foreign corporate bonds	75,000	126	13	75,113

Total	$1,543,667	$4,680	$26,124	$1,522,223

The following table summarizes the scheduled maturities by security type of securities available-for-sale, as of March 31, 2007:

	As of March 31, 2007
		After One	After Five
	One Year	Year to	Years to	Over Ten
	or Less	Five Years	Ten Years	Years	Total
	(Dollars in thousands)
Maturity Distribution:
U.S. Treasury entities	$997	$-	$-	$-	$997
U.S. government sponsored entities	26,847	661,283	3,961	1,404	693,495
State and municipal securities	1,199	7,555	27,387	18,313	54,454
Mortgage-backed securities(1)	16	26,123	2,638	484,603	513,380
Commercial mortgage-backed securities(1)	-	438	-	16,560	16,998
Collateralized mortgage obligations(1)	5	-	8,993	228,700	237,698
Asset-backed securities(1)	-	-	-	734	734
Corporate bonds	650	1,132	226,475	-	228,257
Preferred stock of government sponsored entities (2)	-	-	-	13,630	13,630
Foreign corporate bonds	-	-	100,551	-	100,551

Total	$29,714	$696,531	$370,005	$763,944	$1,860,194

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	These securities have no final maturity date.

The Company has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost for those issues with unrealized losses. The temporarily impaired securities represent 68.7% of the fair value of the Company’s securities as of March 31, 2007. Unrealized losses for securities with unrealized losses for less than twelve months represent 0.1%, and securities with unrealized losses for twelve months or more represent 2.3% of the historical cost of these securities and generally resulted from increases in interest rates from the date that these securities were purchased. At March 31, 2007, 127 issues of securities had unrealized losses for 12 months or longer and 52 issues of securities had unrealized losses of less than 12 months. All of these securities are investment grade, as of March 31, 2007. At March 31, 2007, management believes the impairment is temporary and, accordingly, no impairment loss has been recognized in the Company’s consolidated statements of income. The table below shows the fair value, unrealized losses and number of issuances as of March 31, 2007, of the temporarily impaired securities in the Company’s available-for-sale securities portfolio:

	Temporarily Impaired Securities as of March 31, 2007

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(In thousands)
Description of securities
U. S. Treasury entities	$998	$1	1	$-	$-	-	$998	$1	1
U.S. government sponsored entities	424,721	312	31	94,486	773	5	519,207	1,085	36
State and municipal securities	3,636	23	7	2,349	48	5	5,985	71	12
Mortgage-backed securities	2,845	14	10	448,612	12,589	77	451,457	12,603	87
Commercial mortgage-backed securities	-	-	-	16,997	481	3	16,997	481	3
Collateralized mortgage obligations	5,668	6	1	227,375	4,633	35	233,043	4,639	36
Asset-backed securities	-	-	-	734	3	2	734	3	2
Corporate bonds	24,950	50	1	-	-	-	24,950	50	1
Foreign corporate bonds	24,988	13	1	-	-	-	24,988	13	1

Total	$487,806	$419	52	$790,553	$18,527	127	$1,278,359	$18,946	179

Loans

The growth of gross loans to $5.9 billion as of March 31, 2007, from $5.7 billion as of December 31, 2006, represents an increase of $149.2 million, or 2.6%, of which $38.6 million resulted from the acquisition of United Heritage Bank on March 30, 2006.

Commercial mortgage loans increased $114.7 million, or 3.6%, to $3.3 billion at March 31, 2007, compared to $3.2 billion at year-end 2006. At March 31, 2007, this portfolio represented approximately 56.7% of the Bank’s gross loans compared to 56.1% at year-end 2006. Residential mortgage loans increased $19.5 million, or 4.3%, to $475.5 million at March 31, 2007 compared to $455.9 million at year-end 2006. Commercial loans increased $14.5 million, or 1.2%, to $1.26 billion at March 31, 2007 compared to $1.24 billion at year-end 2006.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	March 31, 2007	% of Gross Loans	December 31, 2006	% of Gross Loans	% Change
Type of Loans
Commercial	$1,258,234	21.3%	$1,243,756	21.7%	1.2%
Residential mortgage	475,463	8.1	455,949	7.9	4.3
Commercial mortgage	3,341,377	56.7	3,226,658	56.1	3.6
Equity lines	114,137	1.9	118,473	2.1	(3.7)
Real estate construction	687,989	11.6	685,206	11.9	0.4
Installment	16,212	0.3	13,257	0.2	22.3
Other	3,303	0.1	4,247	0.1	(22.2)

Gross loans and leases	$5,896,715	100%	$5,747,546	100%	2.6%

Allowance for loan losses	(65,317)		(64,689)		1.0
Unamortized deferred loan fees	(11,354)		(11,984)		(5.3)

Total loans and leases, net	$5,820,044		$5,670,873		2.6%

Asset Quality Review

Non-performing Assets

Non-performing assets to gross loans and other real estate owned was 0.63% at March 31, 2007, compared to 0.62% at December 31, 2006. Total non-performing assets increased $1.6 million, or 4.6%, to $37.2 million at March 31, 2007, compared with $35.6 million at December 31, 2006, primarily due to a $10.1 million increase in non-accrual loans, including $0.6 million from the acquisition of United Heritage Bank, offset by a $7.7 million decrease in accruing loans past due 90 days or more and by a $748,000 decrease in OREO. Included in nonaccrual loans at March 31, 2007 was one land loan for $12.0 million which subsequent to quarter end was reduced by a $8.1 million principal payment received on April 26, 2007. In addition, on April 20, 2007, the sale of a $4.1 million OREO was completed at its recorded book value as of March 31, 2007 after reflecting the lower of cost or market writedown of $159,000 recorded in the first quarter of 2007.

The following table sets forth the breakdown of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Non-performing assets
Accruing loans past due 90 days or more	$262	$8,008
Non-accrual loans	32,462	22,322
Total non-performing loans	32,724	30,330

Other real estate owned	4,511	5,259
Total non-performing assets	$37,235	$35,589
Troubled debt restructurings	$955	$955

Non-performing assets as a percentage of gross loans and OREO	0.63%	0.62%
Allowance for loan losses as a percentage of gross loans and leases	1.11%	1.13%
Allowance for loan losses as a percentage of non-performing loans	199.60%	213.28%

Non-accrual Loans

Non-accrual loans increased by $10.1 million to $32.4 million at March 31, 2007, from $22.3 million at December 31, 2006.

The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	March 31, 2007			December 31, 2006
	Real			Real
	Estate (1)	Commercial	Other	Estate (1)	Commercial	Other
	(In thousands)
Type of Collateral
Single/ multi-family residence	$6,272	$179	$-	$7,111	$180	$-
Commercial real estate	5,332	92	-	674	1,265	$-
Land	12,135	-	-	113	-	-
UCC	-	8,070	-	-	12,779	-
Unsecured	-	362	-	-	200	-
Other	-	-	20	-	-	-
Total	$23,739	$8,703	$20	$7,898	$14,424	$-

(1) Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

The following table presents non-accrual loans by type of businesses in which the borrowers are engaged, as of the dates indicated:

	March 31, 2007			December 31, 2006
	Real			Real
	Estate (1)	Commercial	Other	Estate (1)	Commercial	Other
	(In thousands)
Type of Business
Real estate development	$22,245	$-	$-	$6,651	$-	$-
Wholesale/Retail	631	2,166	-	130	8,631	-
Food/Restaurant	-	3,102	-	282	3,126	-
Import/Export	-	3,435	-	-	2,667	-
Other	863	-	20	835	-	-
Total	$23,739	$8,703	$20	$7,898	$14,424	$-

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

Troubled debt restructurings were $955,000 as of March 31, 2007, and as of December 31, 2006.

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

None of the loans acquired as part of the acquisition of UHB were determined to be impaired and therefore were all excluded from the scope of Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.

The Company identified impaired loans with a recorded investment of $32.5 million at March 31, 2007, compared with $22.3 million at year-end 2006. The Company considers all nonaccrual loans to be impaired.  The following table presents impaired loans and the related allowance, as of the dates indicated:

	At March 31, 2007	At December 31, 2006
	(In thousands)

Balance of impaired loans with no allocated allowance	$24,273	$10,522
Balance of impaired loans with an allocated allowance	8,189	11,800
Total recorded investment in impaired loans	$32,462	$22,322
Amount of the allowance allocated to impaired loans	$3,878	$4,310

Loan Concentration

Most of the Company’s business activity is with customers located in the predominantly Asian areas of Southern and Northern California; New York City; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; and New Jersey. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral.

There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of March 31, 2007, or December 31, 2006.

Allowance for Loan Losses

The Bank maintains the allowance for loan losses at a level that is considered to be equal to the estimated and probable losses in the loan portfolio. With this risk management objective, the Bank’s management has an established monitoring system that is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy level of the allowance for loan losses in a timely manner.

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

The allowance for loan losses totaled $65.3 million at March 31, 2007, and represented the amount needed to maintain an allowance that we believe to be sufficient to absorb loan losses inherent in the Company’s loan portfolio. The allowance for loan losses represented 1.11% of period-end gross loans and 200% of non-performing loans at March 31, 2007. The comparable ratios were 1.13% of year-end 2006 gross loans and 213% of non-performing loans at December 31, 2006.

The following table sets forth information relating to the allowance for loan losses for the periods indicated:

(Dollars in thousands)	For the three months ended March 31, 2007	For the year ended December 31, 2006

Balance at beginning of period	$64,689	$60,251
Provision of loan losses	1,000	2,000
Loans charged off	(3,281)	(2,030)
Recoveries of loans charged off	2,477	1,315
Allowance from acquisitions	432	3,153
Balance at end of period	$65,317	$64,689

Average loans outstanding during the period	$5,787,959	$5,310,564
Total gross loans outstanding, at period-end	$5,896,715	$5,747,546
Total non-performing loans, at period-end	$32,724	$30,330
Ratio of net charge-offs to average loans outstanding during the period (annualized)	0.06%	0.01%
Provision for loan losses to average loans outstanding during the period (annualized)	0.07%	0.04%
Allowance to non-performing loans, at period-end	199.60%	213.28%
Allowance to gross loans, at period-end	1.11%	1.13%

For impaired loans, we provide specific allowances based on an evaluation of impairment. For the portfolio of classified loans we determine an allowance based on assigned loss percentage. The percentage assigned depends on a number of factors including loan classification, the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral, charge-off history, management’s knowledge of the portfolio, and general economic conditions.

The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and by identifying risk characteristics that are common to the groups of loans. The allowance is provided to each segmented group based on the group’s historical loan loss experience, the trends in delinquencies and non-accrual loans, and other significant factors, such as national and local economy, trends and conditions, strength of management and loan staff, underwriting standards and the concentration of credit.

To determine the allowance, the Bank employs two primary methodologies, the classification process and the individual loan review analysis methodology. These methodologies support the basis for determining allocations between the various loan categories and the overall adequacy of the Bank’s allowance to provide for probable loss in the loan portfolio. These methodologies are further supported by additional analysis of relevant factors such as the historical losses in the portfolio, trends in the non-performing/non-accrual loans, loan delinquencies, the volume of the portfolio, peer group comparisons, and federal regulatory policy for loan and lease losses. Other significant factors of portfolio analysis include changes in lending policies/underwriting standards, portfolio composition, concentrations of credit, and trends in the national and local economy.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

(Dollars in thousands)	March 31, 2007		December 31, 2006
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
Type of Loans:	Amount	Gross Loans	Amount	Gross Loans
Commercial loans	$32,593	21.3%	$35,569	20.9%
Residential mortgage loans	1,446	9.9	1,510	9.1
Commercial mortgage loans	22,292	56.2	22,160	57.6
Real estate construction loans	8,965	12.1	5,431	11.8
Installment loans	14	0.3	10	0.3
Other loans	7	0.2	9	0.3
Total	$65,317	100%	$64,689	100%

The allowance allocated to commercial loans decreased from $35.6 million at December 31, 2006, to $32.6 million at March 31, 2007, due primarily to charge-offs of certain impaired commercial loans during the first quarter and the decrease in the reserve factor based on 5-year moving average of loss experience in commercial loans. Non-accrual commercial loans by collateral type were $8.7 million, or 26.8% of non-accrual loans at March 31, 2007, compared to $14.4 million, or 64.6% at December 31, 2006.

The allowance allocated to residential mortgage loans also decreased $64,000 from $1.5 million at December 31, 2006, to $1.4 million at March 31, 2007.

The allowance allocated to commercial mortgage loans increased from $22.2 million at December 31, 2006, to $22.3 million at March 31, 2007, due to the loan growth. As of March 31, 2007, there were $5.4 million commercial mortgage loans on non-accrual status. Non-accrual commercial mortgage loans comprised 16.8% of nonaccrual loans at March 31, 2007.

The allowance allocated to construction loans has increased from $5.4 million at December 31, 2006, to $9.0 million at March 31, 2007, due primarily to an increase in the amount of construction loans risk graded as Special Mention and Substandard during the first quarter of 2007 as a result of slower housing sales and lower selling prices in Southern California. The allowance allocated to construction loans as a percentage of total construction loans was 1.3% of construction loans at March 31, 2007 compared to 0.9% at December 31, 2006. At March 31, 2007, there were two construction loans totaling $17.4 million on non-accrual status which comprised 53.7% of nonaccrual loans.

Allowances for other risks of potential loan losses equaling $2.4 million as of March 31, 2007, compared to $2.5 million at December 31, 2006, have been included in the allocations above. The Bank has set aside this amount to cover the risk factors of higher energy prices on the ability of its borrowers to service their loans. Based on the assessment of the risk of higher energy prices on the ability of the Bank’s borrowers to service their loans, management has determined that the allowance of $2.4 million at March 31, 2007 was appropriate.

Deposits

At March 31, 2007, total deposits increased $49.4 million, or 0.9%, to $5.72 billion from December 31, 2006, of $5.68 billion, due primarily to $54.2 million from the acquisition of United Heritage Bank. Non-interest-bearing demand deposits, interest-bearing demand deposits, and savings deposits comprised 35.7% of total deposits at March 31, 2007, time deposit accounts of less than $100,000 comprised 18.0% of total deposits, while the remaining 46.3% was comprised of time deposit accounts of $100,000 or more.

The following tables display the deposit mix as of the dates indicated:

	March 31, 2007	% of Total	December 31, 2006	% of Total
Deposits	(Dollars in thousands)
Non-interest-bearing demand	$778,965	13.6%	$781,492	13.8%
NOW	236,601	4.1	239,589	4.2
Money market	677,406	11.8	657,689	11.6
Savings	351,432	6.2	358,827	6.3
Time deposits under $100,000	1,032,774	18.0	1,007,637	17.8
Time deposits of $100,000 or more	2,647,562	46.3	2,630,072	46.3
Total deposits	$5,724,740	100.0%	$5,675,306	100.0%

At March 31, 2007, brokered deposits increased $21.1 million to $268.8 million from $247.7 million at December 31, 2006.

Borrowings

Borrowings include Federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, borrowing from other financial institutions, subordinated and junior subordinated notes issued.

Federal funds purchased were $13.0 million with a weighted average rate of 5.25% as of March 31, 2007, compared to $50.0 million with a weighted average rate of 5.31% as of December 31, 2006.

Securities sold under agreements to repurchase were $738.3 million with a weighted average rate of 3.57% as of March 31, 2007, compared to $400.0 million with a weighted average rate of 4.40% at December 31, 2006.  At March 31, 2007, the terms of the long-term repurchase agreements were as follows: $200.0 million for five years, $250.0 million for seven years and $200.0 million for ten years. The rates are all initially floating for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. At March 31, 2007, three repurchase agreements totaling $150.0 million were callable but had not been called. The interest rates on these three repurchase agreements range between 4.52% and 4.79% until their final maturities in December 2010 and March 2011. In addition, there were four short term repurchase agreements totaling $88.3 million which mature in May 2007 with a weighted average rate of 5.48% at March 31, 2007.

Total advances from the FHLB of San Francisco increased $260.0 million to $974.7 million at March 31, 2007 from $714.7 million at December 31, 2006. Non-puttable advances totaled $574.7 million with a weighted rate of 5.40% and puttable advances totaled $400.0 million with a weighted average rate of 4.32% at March 31, 2007. The FHLB has the right to terminate the puttable transaction at par at the first anniversary date and quarterly thereafter and at the second anniversary date and quarterly thereafter for $300.0 million and $100.0 million of the advances, respectively.

On May 31, 2005, Cathay General Bancorp entered into a $30.0 million 364-day unsecured revolving loan agreement with a commercial bank bearing an interest rate of LIBOR plus 90 basis points and a commitment fee of 12.5 basis points on unused commitments. On September 29, 2006, in conjunction with the issuance of subordinated debt discussed below, this loan was further amended to reduce the commitment to $35.0 million until October 31, 2006, and to $10.0 million thereafter. At March 31, 2007, $10.0 million was outstanding with a rate of 6.22% under this loan, compared to $10.0 million outstanding with a rate of 6.26% at December 31, 2006. The Company paid off the $10.0 million borrowing on April 13, 2007.

Long-term Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt. The debt has a maturity term of 10 years and bears interest at a rate of LIBOR plus 110 basis points. As of March 31, 2007, $50.0 million was outstanding with a rate of 6.45% under this note compared to $50.0 million at a rate of 6.46% at December 31, 2006.

On March 30, 2007, the Company issued an additional $46.4 million of Junior Subordinated Notes which generated $45.0 million of Tier 1 capital. At March 31, 2007, the Junior Subordinated Notes issued by the Company totaled $100.5 million with a weighted average rate of 7.67% compared to $54.1 million with a weighted average rate of 8.39% at December 31, 2006.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of March 31, 2007. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(Dollars in thousands)

Contractual obligations:
Deposits with stated maturity dates	$3,595,672	$83,020	$1,634	$10	$3,680,336
Federal funds purchased	13,000	-	-	-	13,000
Securities sold under agreements to repurchase (1)	88,300	-	200,000	450,000	738,300
Advances from the Federal Home Loan Bank (2)	429,500	-	545,180	-	974,680
Other borrowings	10,000	-	-	19,777	29,777
Long-term debt	-	-	-	150,517	150,517
Operating leases	7,346	11,205	6,491	7,641	32,683

Total contractual obligations and other commitments	$4,143,818	$94,225	$753,305	$627,945	$5,619,293

(1)	These repurchase agreements have a final maturity of 5-year, 7-year and 10-year from origination date but are callable on a quarterly basis after six months for the 7-year term or one year for the 5-year and 10-year term.

(2)	FHLB advances of $400.0 million that mature in the first quarter of 2012 have a callable option. On a quarterly basis, $300.0 million are callable at the first anniversary date and $100.0 million are callable at the second anniversay date.

Capital Resources

Stockholders’ equity of $938.6 million at March 31, 2007, decreased by $4.4 million, or 0.5%, compared to $943.1 million at December 31, 2006. The following table summarizes the activity in stockholders’ equity:

(Dollars in thousands)	Three months ended
March 31, 2007
Net income	$29,966
Proceeds from shares issued to the Dividend Reinvestment Plan	576
Proceeds from exercise of stock options	1,031
Tax benefits from stock-based compensation expense	420
Share-based compensation	2,033
Purchase of treasury stock	(29,945)
Changes in other comprehensive income	4,683
Cumulative effect adjustment as a result of adoption of FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes	(8,524)
Cash dividends paid	(4,676)
Net decrease in stockholders' equity	$(4,436)

On March 6, 2007, the Company announced that its Board of Directors had approved a new stock repurchase program to buyback up to an aggregate of one million shares of the Company’s common stock following the completion of the March 2005 stock repurchase authorization. During the first quarter of 2007, the Company repurchased 877,903 shares of its common stock for $29.9 million, or $34.11 average cost per share. On March 6, 2007, the Company completed the March 2005 repurchase program with 1.0 million shares of its common stock repurchased for $33.9 million, or $33.91 average cost per share. At March 31, 2007, 573,800 shares remain under the Company’s March 2007 repurchase program.

On May 8, 2007, the Company completed its March 2007 repurchase program by purchasing 573,800 shares in May 2007 for $19.4 million or $33.90 average cost per share. Also on May 8, 2007, the Company’s Board of Directors approved a new program to repurchase up to an aggregate of one million shares of the Company’s common stock following the completion of March 2007 repurchase program.

The Company declared a cash dividend of 9 cents per share for distribution in January 2007 on 51,953,759 shares outstanding. In April, 2007, the Company declared a cash dividend of 10.5 cents per share on 51,158,476 shares outstanding. Total cash dividends paid in 2007, including the $5.4 million paid in April, amounted to $10.0 million.

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

On March 30, 2007, Cathay General Bancorp issued $46.4 million of junior subordinated debt which generated $45.0 million of Tier 1 capital.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of March 31, 2007. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Bancorp’s and the Bank’s capital and leverage ratios as of March 31, 2007, and December 31, 2006:

	Cathay General Bancorp				Cathay Bank
	March 31, 2007		December 31, 2006		March 31, 2007		December 31, 2006
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$706,623	9.40	$673,705	9.40	$668,570	8.90	$670,206	9.37
Tier 1 capital minimum requirement	300,821	4.00	286,744	4.00	300,821	4.00	286,238	4.00
Excess	$405,802	5.40	$386,961	5.40	$367,749	4.90	$383,968	5.37

Total capital (to risk-weighted assets)	$821,479	10.92	$788,284	11.00	$784,733	10.45	$786,092	10.99
Total capital minimum requirement	601,642	8.00	573,488	8.00	601,642	8.00	572,476	8.00
Excess	$219,837	2.92	$214,796	3.00	$183,091	2.45	$213,616	2.99

Tier 1 capital (to average assets)
– Leverage ratio	$706,623	8.78	$673,705	8.98	$668,570	8.33	$670,206	8.95
Minimum leverage requirement	321,761	4.00	300,055	4.00	321,135	4.00	299,409	4.00
Excess	$384,862	4.78	$373,650	4.98	$347,435	4.33	$370,797	4.95

Risk-weighted assets	$7,520,523		$7,168,601		$7,508,291		$7,155,951
Total average assets (1)	$8,044,018		$7,501,371		$8,028,372		$7,485,214

(1)
The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”). At March 31, 2007, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) was at 17.6%, which increased from 15.4% at year-end 2006.

To supplement its liquidity needs, the Bank maintains a total credit line of $241.0 million for federal funds with three correspondent banks, and master agreements with brokerage firms for the sale of securities subject to repurchase. The Bank is also a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of March 31, 2007, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.2 billion. The total advances outstanding with the FHLB of San Francisco at March 31, 2007, was $974.7 million. These borrowings are secured by loans and securities.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities available-for-sale. At March 31, 2007, investment securities available-for-sale at fair value totaled $1.9 billion, with $1.3 billion pledged as collateral for borrowings and other commitments. The remaining $533.0 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 98% of the Company’s time deposits are maturing within one year or less as of March 31, 2007. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

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

We have established a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. The Company’s simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level in our policy to value the net economic value of our portfolio of assets and liabilities to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. At March 31, 2007, the market value of equity exceeded management’s 15% limit for a hypothetical upward rate change of 200 basis points. Management intends to take steps over the remainder of the year which will bring the Company’s exposure to under 15%.

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of March 31, 2007:

	Net Interest	Market Value
	Income	of Equity
	Volatility (1)	Volatility (2)
Change in Interest Rate (Basis Points)	March 31, 2007	March 31, 2007
+200	-1.3	-19.5
+100	-0.2	-10.6
-100	-4.2	3.4
-200	-7.2	6.3

(1) .	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios

(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The Bancorp’s wholly-owned subsidiary, Cathay Bank, is a party to ordinary routine litigation from time to time incidental to various aspects of its operations. Management is not aware of any litigation that is expected to have a material adverse impact on the Company’s consolidated financial condition, or the results of operations.

Item 1a. RISK FACTORS.

There is no material change from risk factors as previously disclosed in the registrant’s 2006 Annual Report on Form 10-K in response to Item 1A to Part I of Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2007 - January 31, 2007)	50,000	$34.50		401,703
Month #2 (February 1, 2007 - February 28, 2007)	265,826	$34.93		135,877
Month #3 (March 1, 2007 - March 31, 2007)	562,077	$33.69		573,800
Total	877,903			573,800

On March 6, 2007, the Company announced that its Board of Directors had approved a new stock repurchase program to buyback up to an aggregate of one million shares of the Company’s common stock following the completion of the March 2005 repurchase authorization. During the first quarter of 2007, the Company repurchased 877,903 shares of its common stock for $29.9 million, or $34.11 average cost per share. On March 6, 2007, the Company completed the March 2005 repurchase program with 1.0 million shares of its common stock repurchased for $33.9 million, or $33.91 average cost per share. At March 31, 2007, 573,800 shares remain under the Company’s March 2007 repurchase program.

On May 8, 2007, the Company completed its March 2007 repurchase program by purchasing 573,800 shares in May 2007 for $19.4 million or $33.90 average cost per share. Also on May 8, 2007, the Company’s Board of Directors approved a new program to repurchase up to an aggregate of one million shares of the Company’s common stock following the completion of March 2007 repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

Item 5. OTHER INFORMATION.

Not applicable.

Item 6. EXHIBITS.

(i)	Exhibit 4.1 Indenture, dated as of March 30, 2007, between Cathay General Bancorp and LaSalle Bank National Association (including form of debenture).

(ii)	Exhibit 4.2 Amended and Restated Declaration of Trust of Cathay Capital Trust III, dated as of March 30, 2007.

(iii)	Exhibit 4.3 Guarantee Agreement, dated as of March 30, 2007, between Cathay General Bancorp and LaSalle Bank National Association.

(iv)	Exhibit 4.4 Form of Capital Securities of Cathay Capital Trust III (included within Exhibit 4.2)

(v)	Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(vi)	Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(vii)	Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(viii)	Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp
(Registrant)

Date: May 10, 2007	By: /s/ Dunson K. Cheng Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: May 10, 2007	By: /s/ Heng W. Chen Heng W. Chen Executive Vice President and Chief Financial Officer