Form 10-Q
period 2007-06-30
CATHAY GENERAL BANCORP
filed 2007-08-09
CIK 861842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Registrant's telephone number, including area code: (213)625-4700

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
Common stock, $.01 par value, 49,983,127 shares outstanding as of July 31, 2007.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
2ND QUARTER 2007 REPORT ON FORM 10-Q

Forward-Looking Statements

In this quarterly Report on Form 10-Q, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. These forward-looking statements may include, but are not limited to, such words as "believes," "expects," "anticipates," "intends," "plans," "estimates," "may," "will," "should," "could," "predicts," "potential," "continue," or the negative of such terms and other comparable terminology or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties and other factors include, but are not limited to adverse developments or conditions related to or arising from:

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

These and other factors are further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, (at Item 1A in particular) its reports and registration statements filed with the Securities and Exchange Commission (“SEC”) and other filings it makes in the future with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, we caution readers not to place undue reliance on any forward-looking statements, which speak as of the date of this report. The Company has no intention and undertakes no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

The Company’s filings with the SEC are available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov, or by requests directed to Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012, Attn: Investor Relations (213) 625-4749.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited).

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2007	December 31, 2006	% change
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$112,814	$114,798	(2)
Federal funds sold	-	18,000	(100)
Cash and cash equivalents	112,814	132,798	(15)
Short-term investments	25,027	16,379	53
Securities purchased under agreements to resell	204,000	-	100
Long-term certificates of deposit	50,000	-	100
Securities available-for sale, at fair value (amortized cost of
$1,738,456 at June 30, 2007 and $1,543,667 at December 31, 2006)	1,711,128	1,522,223	12
Trading securities	10,294	5,309	94
Loans	6,174,834	5,747,546	7
Less: Allowance for loan losses	(65,360)	(64,689)	1
Unamortized deferred loan fees, net	(11,325)	(11,984)	(5)
Loans, net	6,098,149	5,670,873	8
Federal Home Loan Bank stock	50,298	34,348	46
Other real estate owned, net	374	5,259	(93)
Affordable housing investments, net	85,316	87,289	(2)
Premises and equipment, net	73,558	72,934	1
Customers’ liability on acceptances	25,604	27,040	(5)
Accrued interest receivable	51,998	39,267	32
Goodwill	320,653	316,752	1
Other intangible assets, net	39,744	42,987	(8)
Other assets	42,071	53,050	(21)

Total assets	$8,901,028	$8,026,508	11

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$795,836	$781,492	2
Interest-bearing deposits:
NOW deposits	235,769	239,589	(2)
Money market deposits	671,671	657,689	2
Savings deposits	349,442	358,827	(3)
Time deposits under $100,000	1,095,452	1,007,637	9
Time deposits of $100,000 or more	2,693,869	2,630,072	2
Total deposits	5,842,039	5,675,306	3

Federal funds purchased	38,000	50,000	(24)
Securities sold under agreement to repurchase	880,102	400,000	120
Advances from the Federal Home Loan Bank	899,680	714,680	26
Other borrowings	19,000	10,000	90
Other borrowings for affordable housing investments	19,746	19,981	(1)
Long-term debt	171,136	104,125	64
Acceptances outstanding	25,604	27,040	(5)
Minority interest in consolidated subsidiary	8,500	8,500	-
Other liabilities	80,279	73,802	9
Total liabilities	7,984,086	7,083,434	13
Commitments and contingencies	-	-	-
Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares
authorized, none issued	-	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized,
53,445,630 issued and 49,963,215 outstanding at June 30, 2007 and
53,309,317 issued and 51,930,955 outstanding at December 31, 2006	534	533	0
Additional paid-in-capital	474,400	467,591	1
Accumulated other comprehensive loss, net	(15,838)	(12,428)	27
Retained earnings	562,665	520,689	8
Treasury stock, at cost (3,482,415 shares at June 30, 2007
and 1,378,362 shares at December 31, 2006)	(104,819)	(33,311)	215
Total stockholders’ equity	916,942	943,074	(3)
Total liabilities and stockholders’ equity	$8,901,028	$8,026,508	11

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable, including loan fees	$118,737	$104,158	$232,916	$194,244
Investment securities- taxable	24,439	15,381	46,254	28,527
Investment securities- nontaxable	583	707	1,182	1,429
Federal Home Loan Bank stock	541	369	1,050	717
Agency preferred stock	174	295	338	504
Federal funds sold and securities
purchased under agreements to resell	3,965	102	7,767	130
Deposits with banks	1,254	87	2,040	154
Total interest and dividend income	149,693	121,099	291,547	225,705

INTEREST EXPENSE
Time deposits of $100,000 or more	31,900	24,390	63,052	45,828
Other deposits	18,684	12,714	36,671	22,607
Securities sold under agreements to repurchase	7,544	4,013	13,261	6,526
Advances from Federal Home Loan Bank	11,677	6,894	23,458	10,693
Long-term debt	2,899	1,110	4,875	2,151
Short-term borrowings	492	928	981	1,709
Total interest expense	73,196	50,049	142,298	89,514

Net interest income before provision for loan losses	76,497	71,050	149,249	136,191
Provision for loan losses	2,100	1,500	3,100	3,000
Net interest income after provision for loan losses	74,397	69,550	146,149	133,191

NON-INTEREST INCOME
Securities (losses) gains, net	-	2	191	29
Letters of credit commissions	1,435	1,537	2,727	2,606
Depository service fees	1,037	1,238	2,383	2,493
Other operating income	3,690	2,974	6,745	5,698
Total non-interest income	6,162	5,751	12,046	10,826

NON-INTEREST EXPENSE
Salaries and employee benefits	16,886	16,071	33,863	30,111
Occupancy expense	3,107	2,727	5,876	4,807
Computer and equipment expense	2,553	2,058	4,777	3,668
Professional services expense	2,543	1,578	4,271	3,219
FDIC and State assessments	261	254	520	503
Marketing expense	904	911	1,805	1,606
Other real estate owned expense	17	411	261	496
Operations of affordable housing investments , net	1,444	1,299	2,388	2,598
Amortization of core deposit intangibles	1,767	1,576	3,531	2,977
Other operating expense	2,803	2,184	5,222	4,410
Total non-interest expense	32,285	29,069	62,514	54,395

Income before income tax expense	48,274	46,232	95,681	89,622
Income tax expense	17,693	17,180	35,134	33,234
Net income	30,581	29,052	60,547	56,388

Other comprehensive loss, net of tax
Unrealized holding losses arising during the period	(8,111)	(4,277)	(3,611)	(11,141)
Less: reclassification adjustments included in net income	(18)	1	(201)	(24)
Total other comprehensive loss, net of tax	(8,093)	(4,278)	(3,410)	(11,117)
Total comprehensive income	$22,488	$24,774	$57,137	$45,271

Net income per common share:
Basic	$0.60	$0.57	$1.18	$1.11
Diluted	$0.60	$0.56	$1.17	$1.10

Cash dividends paid per common share	$0.105	$0.090	$0.195	$0.180
Basic average common shares outstanding	50,558,218	51,390,534	51,118,374	50,811,866
Diluted average common shares outstanding	51,158,029	51,990,604	51,723,487	51,397,526

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2007	2006
	(In thousands)
Cash Flows from Operating Activities
Net income	$60,547	$56,388
Adjustments to reconcile net income to net cash provided by operting activities:
Provision for loan losses	3,100	3,000
Provision for losses on other real estate owned	210	283
Deferred tax liabilities (benefit)	1,182	(335)
Depreciation	2,150	1,665
Net gains on sale of other real estate owned	(29)	-
Net gains on sale of loans held for sale	(65)	(99)
Proceeds from sale of loans held for sale	934	2,202
Originations of loans held for sale	(855)	(2,047)
Purchase of trading securities	(5,000)	-
Write-downs on venture capital investments	268	-
Gain on sales and calls of securities	(191)	(9)
Decrease / (increase) in fair value of warrants	41	(929)
Other non-cash interest	147	577
Amortization of security premiums, net	944	2,406
Amortization of intangibles	3,594	3,034
Excess tax benefit from stock options	(450)	(362)
Stock based compensation expense	3,791	3,883
Gain on sale of premises and equipment	(9)	-
Increase in accrued interest receivable	(12,460)	(5,042)
Decrease/(increase) in other assets, net	6,356	(2,110)
Increase in other liabilities	11,896	6,475
Net cash provided by operating activities	76,101	68,980

Cash Flows from Investing Activities
Increase in short-term investments	(8,648)	-
Increase in long-term investment	(50,000)	-
Increase in securities purchased under agreements to resell	(204,000)	-
Purchase of investment securities available-for-sale	(559,976)	(238,204)
Proceeds from maturity and call of investment securities available-for-sale	219,204	19,731
Proceeds from sale of investment securities available-for-sale	86,187	2
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	73,359	84,776
Exercise of warrants to acquire common stock	-	(2,209)
Proceeds from sale of common stock acquired from exercise of warrants	-	3,679
Purchase of Federal Home Loan Bank stock	(15,248)	(4,137)
Redemption of Federal Home Loan Bank stock	326	1,295
Net increase in loans	(387,899)	(540,845)
Purchase of premises and equipment	(4,705)	(15,800)
Proceeds from sales of premises and equipment	608	-
Proceeds from sale of other real estate owned	1,717	-
Net increase in investment in affordable housing	(4,488)	(4,757)
Acquisition, net of cash acquired	(3,655)	(25,810)
Net cash used in investing activities	(857,218)	(722,279)

Cash Flows from Financing Activities
Net increase/(decrease) in demand deposits, NOW accounts, money market and saving deposits	136	(49,762)
Net increase in time deposits	112,431	93,275
Net increase in federal funds purchased and securities sold under agreement to repurchase	468,102	125,000
Advances from Federal Home Loan Bank	1,863,000	1,534,630
Repayment of Federal Home Loan Bank borrowings	(1,678,000)	(1,042,050)
Cash dividends	(10,047)	(9,150)
Issuance of long-term debt	65,000	-
Proceeds from other borrowings	19,000	8,000
Repayment of other borrowings	(10,000)	-
Proceeds from shares issued to Dividend Reinvestment Plan	1,228	1,400
Proceeds from exercise of stock options	1,341	1,496
Excess tax benefits from share-based payment arrangements	450	362
Purchases of treasury stock	(71,508)	-
Net cash provided by financing activities	761,133	663,201
(Decrease)/Increase in cash and cash equivalents	(19,984)	9,902
Cash and cash equivalents, beginning of the period	132,798	109,275
Cash and cash equivalents, end of the year	$112,814	$119,177

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$134,909	$85,866
Income taxes	$27,375	$32,354
Non-cash investing and financing activities:
Net change in unrealized holding loss on securities available-for-sale, net of tax	$(3,410)	$(11,117)
Cumulative effect adjustment as result of adoption of FASB Interpretation No. 48
Accounting for Uncertainty in Income Taxes	$(8,524)	$-
Transfers to other real estate owned	$373	$3,087
Loans to facilitate the sale of other real estate owned	$3,360	$-
Loans to facilitate the sale of fixed assets	$1,940	$-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (the “Bancorp”) is the holding company for Cathay Bank (the “Bank”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc., (together the “Company” or “we”, “us,” or “our”). The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of July 31, 2007, the Bank operates twenty one branches in Southern California, ten branches in Northern California, three branches in Washington State, nine branches in New York State, one branch in Massachusetts, two branches in Texas, three branches in Illinois, one branch in New Jersey, one branch in Hong Kong, and representative offices in Taipei and Shanghai.

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

The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The assets acquired and liabilities assumed were recorded by the Company at their fair values as of March 31, 2007:

United Heritage Bank
Assets acquired:
Cash and cash equivalents	$5,745
Securities available-for-sale	14,305
Loans, net	37,681
Premises and equipment, net	432
Goodwill	3,866
Core deposit intangible	341
Other assets	2,339

Total assets acquired	64,709

Liabilities assumed:
Deposits	54,166
Accrued interest payable	9
Other liabilities	1,134
Total liabilities assumed	55,309
Net assets acquired	$9,400

Cash paid	$9,400
Fair value of common stock issued	-
Total consideration paid	$9,400

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

For each acquisition, we developed an integration plan for the consolidated company that addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The established plans are evaluated regularly during the integration process and modified as required. Merger and integration expenses are summarized in the following primary categories: (i) severance and employee-related charges; (ii) system conversion and integration costs, including contract termination charges; (iii) asset write-downs, lease termination costs for abandoned space and other facilities-related costs; and (iv) other charges. Other charges include investment banking fees, legal fees, other professional fees relating to due diligence activities and expenses associated with preparation of securities filings, as appropriate. These costs were included in the allocation of the purchase price at the acquisition date based on our formal integration plans. Goodwill increased by $3.9 million to $320.7 million at June 30, 2007 from $316.8 million at December 30, 2006 primarily due to the UHB acquisition.

The following table presents the activity in the merger-related liability account that was allocated to the purchase price as of June 30, 2007:

(Dollar in thousands)	Severance and Employee-related	Asset Write-downs	Legal and Professional Fees	Lease Liability	Total
Balance at December 31, 2006	$37	$-	$5	$778	$820
United Heritage Bank acquisition	300	17	377	-	694
Non-cash write-downs and other	-	(17)	-	-	(17)
Cash outlays	(49)	-	(124)	(79)	(252)
Balance at June 30, 2007	$288	$-	$258	$699	$1,245

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

3. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" (“SFAS 156”) amends SFAS 140. "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125," by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS 156 is effective for the Company on January 1, 2007. There was no material impact on the Company’s consolidated financial statements from adoption of this standard.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth the basic and diluted earnings per share calculations and the average shares of stock options with anti-dilutive effect:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except share and per share data)	2007	2006	2007	2006
Net income	$30,581	$29,052	$60,547	$56,388

Weighted-average shares:
Basic weighted-average number of common shares outstanding	50,558,218	51,390,534	51,118,374	50,811,866
Dilutive effect of weighted-average outstanding common shares equivalents
Stock Options	595,656	596,511	600,061	579,988
Restricted Stock	4,155	3,559	5,052	5,672
Diluted weighted-average number of common shares outstanding	51,158,029	51,990,604	51,723,487	51,397,526

Average shares of stock options with anti-dilutive effect	1,448,872	1,494,687	1,450,074	1,548,945
Earnings per share:
Basic	$0.60	$0.57	$1.18	$1.11
Diluted	$0.60	$0.56	$1.17	$1.10

6. Stock-Based Compensation

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options, or awarded non-vested stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis. In May 2005, the stockholders of the Company approved the 2005 Incentive Plan which provides that 3,131,854 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, or as non-vested stock. In conjunction with the approval of the 2005 Incentive Plan, the Bancorp agreed to cease granting awards under the Equity Incentive Plan. As of June 30, 2007, the only options granted by the Company under the 2005 Incentive Plan were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except for 245,060 shares granted on March 22, 2005 of which 30% vested immediately, 10% vested on November 20, 2005 and an additional 20% would vest on November 20, 2006, 2007 and 2008, respectively, and 264,694 shares granted on May 22, 2005 of which 40% vested on November 20, 2005 and an additional 20% would vest on November 20, 2006, 2007, and 2008, respectively. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. Stock options are typically granted in the first quarter of the year. The Company has postponed awarding stock options in 2007 because it is considering changes to its stock option program. The Company expects to issue new shares to satisfy stock option exercises.

Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date for those options expected to vest, and is recognized as an expense over the vesting period of the grant. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Option compensation expense totaled $3.5 million for the six months ended June 30, 2007 and $3.7 million for the six months ended June 30, 2006. For the three months ended June 30, option compensation expense totaled $1.6 million for 2007 and $2.0 million for 2006. Stock-based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $16.7 million at June 30, 2007 and is expected to be recognized over the next 2.8 years.

The weighted average per share fair value on the date of grant of the options granted was $13.46 during the first six months of 2006 and $14.44 for the three months ended June 30, 2006. There was no option granted for the first six months of 2007. The Company estimated the expected life of the options based on the average of the contractual period and the vesting period. The fair value of stock options has been determined using the Black-Scholes option pricing model with the following assumptions:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Expected life- number of years	6.50	6.50
Risk-free interest rate	4.96%	4.39%
Volatility	32.86%	33.17%
Dividend yield	1.20%	1.20%

Cash received from exercises of stock options totaled $1.3 million from 78,236 exercised shares during the six months ended June 30, 2007 and $1.5 million from 71,082 exercised shares during the six months ended June 30, 2006. Cash received from exercises of stock options totaled $219,000 from 9,370 exercised shares for the three months ended June 30, 2007 and $748,000 from 31,166 exercised shares for the three months ended June 30, 2006. The fair value of stock options vested during the first quarter of 2007 was $5.1 million compared to $4.4 million for the first quarter of 2006. The fair value of stock options vested during the second quarter of 2007 was $108,000 compared to $77,000 for the second quarter of 2006. Aggregate intrinsic value for options exercised was $1.3 million during the six months ended June 30, 2007 and $1.1 million during the six months ended June 30, 2006. The aggregate intrinsic value for options exercised was $98,000 during the second quarter of 2007 and $442,000 during the second quarter of 2006. The table below summarizes stock option activity for the first two quarters of 2007:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2006	4,783,027	$28.09	7.0	$34,011

Granted	-	-
Forfeited	(9,706)	36.19
Exercised	(63,522)	16.22

Balance at March 31, 2007	4,709,799	$28.24	6.8	$31,114

Granted	-	-
Forfeited	(17,642)	32.67
Exercised	(14,714)	21.06

Balance at June 30, 2007	4,677,443	$28.24	6.5	$30,869

Exercisable at June 30, 2007	2,771,365	$25.40	5.8	$24,996

At June 30, 2007, 2,236,407 shares were available under the Company’s 2005 Incentive Plan for future grants.

The Company has granted non-vested stock to its Chairman of the Board, President, and Chief Executive Officer. The shares vest ratably over certain years if certain annual performance criteria are met. The following table presents information relating to the non-vested stock grants as of June 30, 2007:

	Grant date	Grant date
	January 25, 2006	January 31, 2007
Grant shares	30,000	20,000
Vested ratably over	3 years	2 years
Price per share at grant	$36.24	$34.66
Vested shares	10,000	-
Unvested shares	20,000	20,000

The stock compensation expense recorded related to non-vested stock above was $326,000 for the six months ended June 30, 2007 and $151,000 for the six months ended June 30, 2006. For the three months ended June 30, non-vested stock compensation expense was $177,000 for 2007 and $91,000 for 2006. Unrecognized stock-based compensation expense related to non-vested stock awards was $1.1 million at June 30, 2007, and is expected to be recognized over the next 1.6 years.

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

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Benefit of tax deductions in excess of
grant-date fair value	$30	$120	$450	$362
Benefit of tax deductions on
grant-date fair value	48	66	91	111
Total benefit of tax deductions	$78	$186	$541	$473

7. Securities Purchased Under Agreements to Resell

In January 2007, the Company entered into three long-term resale agreements totaling $150.0 million with the same counterparty. The agreements have terms of ten years with interest rates of 8.10%, 8.15%, and 8.30%, respectively. The counterparty has the right to a quarterly call after the first year. After the first year, there are no interest payments on these agreements if certain swap yield curves are inverted by more than five basis points. The collateral for these resale agreements consists of U.S. Government agency securities. In May 2007, the Company entered into a $54 million 90-day short term resale agreement at a rate of 5.14%.

As of June 30, 2007, securities purchased under agreements to resell totaled $204.0 million at a weighted average rate of 7.39%.

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

(In thousands)	At June 30, 2007	At December 31, 2006
Commitments to extend credit	$2,404,222	$2,178,640
Standby letters of credit	64,980	81,292
Other letters of credit	83,262	79,803
Bill of lading guarantee	237	223
Total	$2,552,701	$2,339,958

As of June 30, 2007, $18.1 million unfunded commitments for affordable housing limited partnerships were recorded under other liabilities.

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

9. Securities Sold Under Agreements to Repurchase

The Company has entered into several long-term transactions involving the sale of securities under repurchase agreements which total $700.0 million at June 30, 2007 and $400.0 million at December 31, 2006. The terms of these agreements at June 30, 2007, were as follows: $150.0 million for five years, $350.0 million for seven years, and $200.0 million for ten years. The rates are all initially floating rate for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. The Company may be required to provide additional collateral for the repurchase agreements. At June 30, 2007, included in long-term transactions are two repurchase agreements totaling $100.0 million that were callable but had not been called. The interest rates on these two repurchase agreements were 4.75% and 4.79%, respectively, until their final maturities in March 2011. In addition, there were seven short term repurchase agreements totaling $180.1 million which will mature in the third quarter of 2007 with a weighted average interest rate of 5.47% at June 30, 2007. Securities sold under agreements to repurchase total $880.1 million at a weighted average interest rate of 3.69% at June 30, 2007 compared to $400.0 million at a weighted average interest rate of 4.40% at December 31, 2006.

10. Line of Credit and Subordinated Note

On May 31, 2005, the Bancorp entered into a $30.0 million 364-day unsecured revolving loan agreement with a commercial bank bearing an interest rate of LIBOR plus 90 basis points and a commitment fee of 12.5 basis points on unused commitments. This loan was paid off in April 2007.

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. This instrument matures on September 29, 2016 and bears interest at a per annum rate based on the three month LIBOR plus 110 basis points, payable on a quarterly basis. At June 30, 2007, the per annum interest rate on the subordinated debt was 6.46%. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated statement of financial condition.

11. Junior Subordinated Debt

The Bancorp issued junior subordinated debt securities of $46.4 million on March 30, 2007, and $20.6 million on May 31, 2007, in connection with pooled offerings of trust preferred securities by two newly formed and wholly-owned subsidiaries, Cathay Capital Trust III and Cathay Capital Trust IV, both of which are Delaware statutory business trusts.

On March 30, 2007, Cathay Capital Trust III issued and sold $45.0 million of trust preferred securities in a private placement to institutional investors and $1.4 million of common securities to the Bancorp. Similarly, on May 31, 2007, Cathay Capital Trust IV issued and sold $20.0 million of trust preferred securities in a private placement to institutional investors and $619,000 of common securities to the Bancorp.

The trust preferred securities issued by Cathay Capital Trust III have a scheduled maturity of June 15, 2037, and bear interest at a per annum rate based on the three-month LIBOR plus 148 basis points, payable on a quarterly basis. The trust preferred securities issued by Cathay Capital Trust IV have a scheduled maturity of September 6, 2037, and bear interest at a per annum rate based on the three-month LIBOR plus 140 basis points, payable on a quarterly basis. The Bancorp acts as a guarantor on the payment of certain obligations associated with these trust preferred securities.

Cathay Capital Trust III and Cathay Capital Trust IV used the proceeds from the sale of these trust preferred and common securities to purchase junior subordinated debt securities of the Bancorp that have identical maturity and payment terms as the respective trust preferred securities issued by these trusts.

Interest on the Bancorp's junior subordinated debt securities may be deferred at any time or from time-to-time for a period not exceeding 20 consecutive quarterly payments, provided there is no event of default and the deferral does not extend beyond maturity. If the Bancorp elects to defer interest on the junior subordinated debt securities, or if a default occurs, the Bancorp will generally not be able to declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Bancorp's common stock. The entire principal of the junior subordinated debt securities may become due and payable immediately if an event of default occurs.

At June 30, 2007, junior subordinated debt securities totaled $121.1 million with a weighted average interest rate of 7.52%. The junior subordinated debt issued qualifies as Tier 1 capital for regulatory reporting purposes.

12. Implementation of FASB Interpretation No. 48

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). While the Company continues to believe that the tax benefits recorded in 2000, 2001, and 2002 with respect to its regulated investment company were appropriate and fully defensible under California law, the Company participated in Option 2 of the Voluntary Compliance Initiative of the Franchise Tax Board, and paid all California taxes and interest on these disputed 2000 through 2002 tax benefits, and at the same time filed a claim for refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims.

The FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) which requires that the amount of recognized tax benefit should be the maximum amount which is more-likely-than-not to be realized and that amounts previously recorded that do not meet the requirements of FIN 48 be charged as a cumulative effect adjustment to retained earnings. As of December 31, 2006, the Company reflected a $12.1 million net state tax receivable related to payments it made in April 2004 under the Voluntary Compliance Initiative program for the years 2000, 2001, and 2002, after giving effect to reserves for loss contingencies on the refund claims. The Company has determined that its refund claim related to its regulated investment company is not more-likely-than-not to be realized and consequently, charged a total of $8.5 million, comprised of the $7.9 million after tax amount related to its refund claims as well as a $0.6 million after tax amount related to California Net Operating Losses generated in 2001 as a result of its regulated investment company, to the balance of retained earnings as of the January 1, 2007, effective date of FIN 48.

At the January 1, 2007 adoption date of FIN 48, the total amount of the Company’s unrecognized tax benefits was $5.5 million, of which $1.7 million, if recognized, would affect the effective tax rate. The Company recognized interest and penalties accrued related to unrecognized tax benefits in income tax expense. At January 1, 2007, the adoption date of FIN 48, the total amount of accrued interest and penalties was $1.7 million.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2003 and by the Franchise Tax Board of the State of California back to 2000. The Company is currently under audit by the California Franchise Tax Board for the years 2000 to 2002. During the second quarter of 2007, the Internal Revenue Service completed an examination of the Company’s 2004 and 2005 tax returns and did not propose adjustments which were material.

13. Stock Repurchase Program

During the second quarter of 2007, the Company repurchased 1,226,150 shares of its common stock for $41.6 million, or $33.90 average cost per share. For the six months ended June 30, 2007, the Company repurchased 2,104,053 shares of its common stock for $71.5 million, or $33.99 average cost per share. At June 30, 2007, 347,650 shares remain under the Company’s May 8, 2007, repurchase program.

In August, the Company repurchased 175,500 additional shares of its common stock for $5.4 million through August 8, 2007.

14. Premises and Equipment

In 2005, $3.6 million was transferred from premises and equipment to other assets when management decided to sell a bank owned building, land, and related improvements. The $3.6 million is the lower of the carrying amount or fair value less estimated selling costs and is recorded as other assets as of June 30, 2007, and December 31, 2006.

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans; management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described under the heading “Accounting for the allowance for loan losses” under Item 7 to Part II of the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Accounting for investment securities involves significant judgments and assumptions by management, which have a material impact on the carrying value of securities and the recognition of any “other-than-temporary” impairment to our investment securities. The judgments and assumptions used by management are described under the heading “Investment Securities” under Item 7 to Part II of the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Accounting for income taxes involves significant judgments and assumptions by management, which have a material impact on the amount of taxes currently payable and the income tax expense recorded in the financial statements. The judgments and assumptions used by management are described under the heading “Income Taxes” under Item 7 to Part II of the Company’s annual report on Form 10-K for the year ended December 31, 2006.

HIGHLIGHTS

•	Second quarter earnings increased $1.5 million, or 5.3%, compared to the same quarter a year ago.
•	Second quarter diluted earnings per share reached $0.60, increasing 7.1%, compared to the same quarter a year ago.
•	Return on average assets was 1.40% for the quarter ended June 30, 2007, compared to 1.45% for the quarter ended March 31, 2007, and compared to 1.59% for the same quarter a year ago.
•	Return on average stockholders’ equity was 13.13% for the quarter ended June 30, 2007, compared to 12.87% for the quarter ended March 31, 2007, and compared to 13.70% for the same quarter a year ago.
•	Gross loans increased by $278.1 million, or 4.7%, from $5.9 billion at March 31, 2007, to $6.2 billion at June 30, 2007.

Income Statement Review

Net Income

Net income for the second quarter of 2007 was $30.6 million, or $0.60 per diluted share, a $1.5 million, or 5.3%, increase compared with net income of $29.1 million or $0.56 per diluted share for the same quarter a year ago. Return on average assets was 1.40% and return on average stockholders’ equity was 13.13% for the second quarter of 2007 compared with a return on average assets of 1.59% and a return on average stockholders’ equity of 13.70% for the three months ended June 30, 2006.

Financial Performance

	Second Quarter 2007	Second Quarter 2006

Net income	$30.6 million	$29.1 million
Basic earnings per share	$0.60	$0.57
Diluted earnings per share	$0.60	$0.56
Return on average assets	1.40%	1.59%
Return on average stockholders’ equity	13.13%	13.70%
Efficiency ratio	39.06%	37.85%

Net Interest Income Before Provision for Loan Losses

The comparability of financial information is affected by our acquisitions. Operating results included the operations of acquired entities from the date of acquisition.

Net interest income before provision for loan losses increased $5.4 million, or 7.7%, to $76.5 million during the second quarter of 2007 from $71.1 million during the same quarter a year ago. The increase was due primarily to the strong growth in loans and securities.

The net interest margin, on a fully taxable-equivalent basis, was 3.78% for the second quarter of 2007. The net interest margin decreased 5 basis points from 3.83% in the first quarter of 2007 and decreased 49 basis points from 4.27% in the second quarter of 2006. The decrease in the net interest margin was primarily a result of the repricing of time deposits to reflect higher market interest rates, and increased reliance on more expensive wholesale deposits and borrowings.

For the second quarter of 2007, the yield on average interest-earning assets was 7.39% on a fully taxable-equivalent basis, and the cost of funds on average interest-bearing liabilities equaled 4.22%. In comparison, for the second quarter of 2006, the yield on average interest-earning assets was 7.26% and cost of funds on average interest-bearing liabilities equaled 3.60%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, decreased primarily due to the reasons discussed above.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities
Three months ended June 30,	2007			2006
		Interest	Average		Interest	Average
Taxable-equivalent basis	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest Earning Assets
Commercial loans	$1,267,840	$25,876	8.19%	$1,087,104	$22,090	8.15%
Residential mortgage	596,757	9,308	6.24	452,683	6,868	6.07
Commercial mortgage	3,400,833	65,893	7.77	3,100,893	60,197	7.79
Real estate construction loans	719,031	17,343	9.67	613,109	14,741	9.64
Other loans and leases	26,497	317	4.80	31,442	263	3.36
Total loans and leases (1)	6,010,958	118,737	7.92	5,285,231	104,159	7.90
Taxable securities	1,734,645	24,439	5.65	1,289,299	15,381	4.79
Tax-exempt securities (3)	66,206	1,137	6.89	85,393	1,493	7.01
Federal Home Loan Bank Stock	50,165	541	4.33	30,171	369	4.91
Interest bearing deposits	68,177	1,254	7.38	17,235	87	2.02
Federal funds sold & securities purchased
under agreements to resell	216,646	3,965	7.34	9,723	102	4.21
Total interest-earning assets	8,146,797	150,073	7.39	6,717,052	121,591	7.26
Non-interest earning assets
Cash and due from banks	88,781			104,392
Other non-earning assets	629,234			565,025
Total non-interest earning assets	718,015			669,417
Less: Allowance for loan losses	(65,426)			(64,243)
Deferred loan fees	(11,861)			(13,360)
Total assets	$8,787,525			$7,308,866

Interest bearing liabilities:
Interest bearing demand accounts	$233,260	$753	1.29	$245,933	$765	1.25
Money market accounts	675,753	5,207	3.09	577,276	3,819	2.65
Savings accounts	353,562	887	1.01	405,519	933	0.92
Time deposits	3,683,089	43,737	4.76	3,258,591	31,587	3.89
Total interest-bearing deposits	4,945,664	50,584	4.10	4,487,319	37,104	3.32

Federal funds purchased	34,780	464	5.35	45,357	563	4.98
Securities sold under agreement to repurchase	831,625	7,544	3.64	400,000	4,012	4.02
Other borrowings	982,126	11,705	4.78	593,262	7,259	4.91
Long-term debt	157,541	2,899	7.38	53,997	1,110	8.25
Total interest-bearing liabilities	6,951,736	73,196	4.22	5,579,935	50,048	3.60
Non-interest bearing liabilities
Demand deposits	784,033			776,203
Other liabilities	117,443			101,885
Stockholders' equity	934,313			850,843
Total liabilities and stockholders' equity	$8,787,525			$7,308,866
Net interest spread (4)			3.17%			3.66%
Net interest income (4)		$76,877			$71,543
Net interest margin (4)			3.78%			4.27%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
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
	2007-2006
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-Earning Assets:
Loans and leases	14,335	243	14,578
Taxable securities	5,944	3,114	9,058
Tax-exempt securities (2)	(330)	(26)	(356)
FHLB and FRB stocks	220	(48)	172
Deposits with other banks	616	551	1,167
Federal funds sold and securities purchased
under agreements to resell	3,732	131	3,863

Total increase in interest income	24,517	3,965	28,482

Interest-Bearing Liabilities:
Interest bearing demand accounts	(40)	28	(12)
Money market accounts	706	682	1,388
Savings accounts	(126)	80	(46)
Time deposits	4,454	7,696	12,150
Federal funds purchased	(139)	40	(99)
Securities sold under agreement to repurchase	3,951	(419)	3,532
Other borrowed funds	4,640	(194)	4,446
Long-term debt	1,918	(129)	1,789
Total increase in interest expense	15,364	7,784	23,148
Changes in net interest income	$9,153	$(3,819)	$5,334

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)
The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Provision for Loan Losses

The provision for loan losses was $2.1 million for the second quarter of 2007 compared to $1.5 million provision for loan losses for the second quarter of 2006 and a $1.0 million provision for loan losses for the first quarter of 2007. The provision for loan losses was based on the review of the adequacy of the allowance for loan losses at June 30, 2007. The provision for loan losses represents the charge or credit against current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb loan losses inherent in the Company’s loan portfolio. During the second quarter of 2007, the Company charged off $2.6 million in loans to a commercial borrower who ceased operations. The following table summarizes the charge-offs and recoveries for the periods as indicated:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006

Charge-offs:
Commercial loans	$2,712	$540	$5,742	$805
Construction loans	-	-	190	-
Real estate loans	57	-	118	-
Installment and other loans	1	4	1	4
Total charge-offs	2,770	544	6,051	809
Recoveries:
Commercial loans	302	410	2,773	644
Construction loans	190	-	190	-
Real estate loans	202	-	202	3
Installment and other loans	19	12	25	16
Total recoveries	713	422	3,190	663
Net Charge-offs	$2,057	$122	$2,861	$146

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $6.2 million for the second quarter of 2007, an increase of $411,000, or 7.1%, compared to the non-interest income of $5.8 million for the second quarter of 2006.

Letter of credit commissions decreased $102,000, or 6.6%, to $1.4 million in the second quarter of 2007 from $1.5 million in the second quarter of 2006 primarily due to decrease in standby letter of credit commissions.

Depository service fees decreased $201,000, or 16.2%, from $1.2 million in the second quarter of 2006 to $1.0 million in the second quarter of 2007 due primarily to the decreases in account analysis charges.

The above decreases were offset by an increase of $716,000, or 24.1%, in other operating income, due primarily to a $594,000 increase in venture capital investment income.

Non-Interest Expense

Non-interest expense increased $3.2 million, or 11.1%, to $32.3 million in the second quarter of 2007 compared to $29.1 million in the same quarter a year ago. The efficiency ratio was 39.06% for the second quarter of 2007 compared to 37.85% in the same quarter a year ago and 38.44% for the first quarter of 2007.

The increase of non-interest expense in the second quarter of 2007 compared to the same quarter a year ago was primarily due to the following:

•	Salaries and employee benefits increased $815,000, or 5.1%, due primarily to the Company’s acquisitions and the hiring of additional staff.
•	Occupancy expenses increased $380,000, or 13.9%, primarily due to the additions of new branches through acquisitions and new branch openings.
•	Computer and equipment expenses increased $495,000, or 24.1%, primarily due to a $421,000 increase in software license fees under new data processing contracts.
•
Professional services expenses increased $965,000, or 61.2%, due primarily to a $321,000 increase in legal expenses related to loan collection efforts and a $330,000 increase in consulting expenses due in part to our new Hong Kong branch.

•
Expenses from operation of affordable housing investments increased $145,000, or 11.2%, to $1.4 million compared to $1.3 million in the same quarter a year ago as a result of additional investments in affordable housing projects.

•	Amortization of core deposit premiums increased $191,000, or 12.1%, due to the acquisitions of New Asia Bank and United Heritage Bank.
•
Other operating expenses increased $619,000, or 28.3%, primarily due to increases in insurance expenses of $149,000, recruiting expenses of $125,000, communication expenses of $122,000, and other miscellaneous expenses.

•	Partially offsetting the above increases, OREO expenses decreased $394,000 primarily due to a $283,000 writedown of OREO in 2006.

Income taxes

The effective tax rate was 36.7% for the second quarter of 2007, compared to 37.2% for the same quarter a year ago and 36.4% for the full year 2006.

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). While the Company continues to believe that the tax benefits recorded in 2000, 2001, and 2002 with respect to its regulated investment company were appropriate and fully defensible under California law, the Company participated in Option 2 of the Voluntary Compliance Initiative of the Franchise Tax Board, and paid all California taxes and interest on these disputed 2000 through 2002 tax benefits, and at the same time filed a claim for refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims.

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

Year-to-Date Income Statement Review

Net income was $60.5 million, or $1.17 per diluted share for the six months ended June 30, 2007, an increase of $4.1 million, or 7.4%, in net income over the $56.4 million, or $1.10 per diluted share for the same period a year ago due primarily to increases in net interest income. The net interest margin for the six months ended June 30, 2007, decreased 50 basis points to 3.80% compared to 4.30% in the same period a year ago.

Return on average stockholders’ equity was 13.00% and return on average assets was 1.42% for the six months of 2007, compared to a return on average stockholders’ equity of 13.87% and a return on average assets of 1.63% for the six months of 2006. The efficiency ratio for the six months ended June 30, 2007 was 38.76% compared to 37.00% during the same period a year ago.

The average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rates, the net interest spread and the net interest margins are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities
Six months ended June 30,	2007			2006
		Interest	Average		Interest	Average
Taxable-equivalent basis	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest Earning Assets
Commercial loans	$1,251,015	$50,859	8.20%	$1,077,739	$41,666	7.80%
Residential mortgage	586,058	18,162	6.20	443,462	13,173	5.94
Commercial mortgage	3,325,670	129,324	7.84	2,927,441	111,390	7.67
Real estate construction loans	709,495	33,938	9.65	583,579	27,546	9.52
Other loans and leases	27,836	633	4.59	30,953	469	3.06
Total loans and leases (1)	5,900,074	232,916	7.96	5,063,174	194,244	7.74
Taxable securities	1,657,107	46,254	5.63	1,225,901	28,527	4.69
Tax-exempt securities (3)	70,851	2,283	6.50	86,070	2,893	6.78
FHLB and FRB stocks	47,575	1,050	4.45	29,964	717	4.83
Interest bearing deposits	58,056	2,041	7.09	18,281	154	1.70
Federal funds sold & securities purchased
under agreements to resell	217,151	7,767	7.21	6,192	130	4.23
Total interest-earning assets	7,950,814	292,311	7.41	6,429,582	226,665	7.11
Non-interest earning assets
Cash and due from banks	91,324			99,721
Other non-earning assets	625,517			516,876
Total non-interest earning assets	716,841			616,597
Less: Allowance for loan losses	(65,864)			(62,313)
Deferred loan fees	(12,046)			(13,138)
Total assets	$8,589,745			$6,970,728

Interest bearing liabilities:
Interest bearing demand accounts	$232,960	$1,475	1.28	$244,207	$1,331	1.10
Money market accounts	671,130	10,272	3.09	576,522	7,079	2.48
Savings accounts	348,974	1,733	1.00	381,789	1,613	0.85
Time deposits	3,669,048	86,243	4.74	3,177,397	58,412	3.71
Total interest-bearing deposits	4,922,112	99,723	4.09	4,379,915	68,435	3.15

Federal funds purchased	30,039	796	5.35	45,193	1,066	4.76
Securities sold under agreement to repurchase	724,616	13,261	3.69	340,331	6,526	3.87
Other borrowings	952,862	23,643	5.00	489,663	11,336	4.67
Junior subordinated notes	131,493	4,875	7.48	53,990	2,151	8.03
Total interest-bearing liabilities	6,761,122	142,298	4.24	5,309,092	89,514	3.40
Non-interest bearing liabilities
Demand deposits	778,183			747,063
Other liabilities	111,154			94,697
Stockholders' equity	939,286			819,876
Total liabilities and stockholders' equity	$8,589,745			$6,970,728
Net interest spread (4)			3.17%			3.71%
Net interest income (4)		$150,013			$137,151
Net interest margin (4)			3.80%			4.30%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
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
	2007-2006
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-Earning Assets:
Loans and leases	32,899	5,773	38,672
Taxable securities	11,312	6,415	17,727
Tax-exempt securities (2)	(494)	(116)	(610)
FHLB and FRB stocks	393	(60)	333
Deposits with other banks	768	1,119	1,887
Federal funds sold and securities purchased
under agreements to resell	7,482	155	7,637

Total increase in interest income	52,360	13,286	65,646

Interest-Bearing Liabilities:
Interest bearing demand accounts	(64)	208	144
Money market accounts	1,276	1,917	3,193
Savings accounts	(148)	268	120
Time deposits	9,937	17,894	27,831
Federal funds purchased	(393)	123	(270)
Securities sold under agreement to repurchase	7,050	(315)	6,735
Other borrowed funds	11,439	868	12,307
Long-term debt	2,886	(162)	2,724
Total increase in interest expense	31,983	20,801	52,784
Changes in net interest income	$20,377	$(7,515)	$12,862

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)
The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Balance Sheet Review

Assets

Total assets increased by $874.5 million, or 10.9%, to $8.9 billion at June 30, 2007, from year-end 2006 assets of $8.0 billion. The increase in total assets was represented primarily by increases in loans, securities purchased under agreements to resell, and investment securities funded by growth of deposits and borrowings.

Securities purchased under agreements to resell increased $204.0 million and long-term certificates of deposit increased $50.0 million during the first six months of 2007 due to attractive rates available on these investments. Securities available-for-sale increased by $188.9 million during the first six months of 2007 primarily due to purchases of callable agency securities which provided collateral for repurchase agreements.

Securities

Total securities were $1.7 billion, or 19.2%, of total assets at June 30, 2007, compared with $1.5 billion, or 19.0%, of total assets at December 31, 2006. The increase of $188.9 million, or 12.4%, was primarily due to purchases of $560.0 million of securities offset primarily by pay-downs, matured and called securities totaling $292.6 million and the sales of securities of $86.2 million during the first six months of 2007.

The net unrealized loss on securities available-for-sale, which represented the difference between fair value and amortized cost, totaled $27.3 million at June 30, 2007, compared to a net unrealized loss of $21.4 million at year-end 2006. The change was caused by increases in market interest rates. Net unrealized gains(losses) in the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax.

The average taxable-equivalent yield on investment securities increased 78 basis points to 5.70% for the three months ended June 30, 2007, compared with 4.92% for the same period a year ago, as lower yielding securities matured, prepaid, or were sold and the proceeds were reinvested at the higher prevailing interest rates.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale, as of June 30, 2007, and December 31, 2006:

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. government sponsored entities	$624,047	$36	$1,963	$622,120
State and municipal securities	52,178	381	173	52,386
Mortgage-backed securities	499,868	413	19,725	480,556
Commercial mortgage-backed securities	16,728	-	505	16,223
Collateralized mortgage obligations	231,399	37	6,767	224,669
Asset-backed securities	702	-	2	700
Corporate bonds	201,784	44	514	201,314
Preferred stock of government sponsored entities	11,750	1,672	-	13,422
Foreign corporate bonds	100,000	38	300	99,738
Total	$1,738,456	$2,621	$29,949	$1,711,128

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. treasury securities	$994	$-	$1	$993
U.S. government sponsored entities	364,988	67	3,556	361,499
State and municipal securities	54,843	769	80	55,532
Mortgage-backed securities	549,150	687	15,070	534,767
Commercial mortgage-backed securities	20,554	-	588	19,966
Collateralized mortgage obligations	251,997	46	6,417	245,626
Asset-backed securities	783	-	3	780
Corporate bonds	206,008	325	396	205,937
Preferred stock of government sponsored entities	19,350	2,660	-	22,010
Foreign corporate bonds	75,000	126	13	75,113
Total	$1,543,667	$4,680	$26,124	$1,522,223

The following table summarizes the scheduled maturities by security type of securities available-for-sale, as of June 30, 2007:

	As of June 30, 2007
		After One	After Five
	One Year	Year to	Years to	Over Ten
	or Less	Five Years	Ten Years	Years	Total
	(Dollars in thousands)
Maturity Distribution:
U.S. government sponsored entities	$15,124	$601,659	$3,942	$1,395	$622,120
State and municipal securities	1,077	7,426	26,073	17,810	52,386
Mortgage-backed securities(1)	185	23,653	2,517	454,201	480,556
Commercial mortgage-backed securities(1)	-	182	-	16,041	16,223
Collateralized mortgage obligations(1)	-	-	7,811	216,858	224,669
Asset-backed securities(1)	-	-	-	700	700
Corporate bonds	1,397	386	199,531	-	201,314
Preferred stock of government sponsored entities (2)	-	-	-	13,422	13,422
Foreign corporate bonds	-	-	99,738	-	99,738
Total	$17,783	$633,306	$339,612	$720,427	$1,711,128

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	These securities have no final maturity date.

The Company has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost for those issues with unrealized losses. The temporarily impaired securities represent 83.8% of the fair value of the Company’s securities as of June 30, 2007. Unrealized losses for securities with unrealized losses for less than twelve months represent 0.3%, and securities with unrealized losses for twelve months or more represent 3.8% of the historical cost of these securities and generally resulted from increases in interest rates from the date that these securities were purchased. At June 30, 2007, 125 issues of securities had unrealized losses for 12 months or longer and 108 issues of securities had unrealized losses of less than 12 months. All of these securities are investment grade, as of June 30, 2007. At June 30, 2007, management believes the impairment is temporary and, accordingly, no impairment loss has been recognized in the Company’s consolidated statements of income. The table below shows the fair value, unrealized losses and number of issuances as of June 30, 2007, of the temporarily impaired securities in the Company’s available-for-sale securities portfolio:

	Temporarily Impaired Securities as of June 30, 2007

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(In thousands)
Description of securities
U.S. government sponsored entities	$563,042	$1,020	67	$48,034	$943	5	$611,076	$1,963	72
State and municipal securities	6,681	95	15	3,041	78	6	9,722	173	21
Mortgage-backed securities	34,720	364	17	416,343	19,361	75	451,063	19,725	92
Commercial mortgage-backed securities	-	-	-	16,223	505	3	16,223	505	3
Collateralized mortgage obligations	5,711	71	2	215,085	6,696	34	220,796	6,767	36
Asset-backed securities	-	-	-	700	2	2	700	2	2
Corporate bonds	99,722	514	6	-	-	-	99,722	514	6
Foreign corporate bonds	24,700	300	1	-	-	-	24,700	300	1
Total	$734,576	$2,364	108	$699,426	$27,585	125	$1,434,002	$29,949	233

Loans

Gross loans at June 30, 2007, were $6.2 billion compared with $5.7 billion at year-end 2006. Gross loan growth during the six months in 2007 equaled $427.3 million, an increase of 7.4% from December 31, 2006, reflecting primarily increases in commercial mortgage loans, commercial loans, and real estate construction loans. The acquisition of United Heritage Bank on March 30, 2007 increased loans by $38.6 million.

Commercial mortgage loans increased $264.9 million, or 8.21%, to $3.5 billion at June 30, 2007, compared to $3.2 billion at year-end 2006. At June 30, 2007, this portfolio represented approximately 56.5% of the Bank’s gross loans compared to 56.1% at year-end 2006. Commercial loans increased $64.2 million, or 5.2%, to $1.31 billion at June 30, 2007, compared to $1.24 billion at year-end 2006. Real estate construction loans increased $64.0 million, or 9.3%, to $749.2 million at June 30, 2007, compared to $685.2 million at year-end 2006.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	June 30, 2007	% of Gross Loans	December 31, 2006	% of Gross Loans	% Change
Type of Loans
Commercial	$1,307,937	21.2%	$1,243,756	21.7%	5.2%
Residential mortgage	500,977	8.1	455,949	7.9	9.9
Commercial mortgage	3,491,591	56.5	3,226,658	56.1	8.2
Equity lines	107,226	1.8	118,473	2.1	(9.5)
Real estate construction	749,229	12.1	685,206	11.9	9.3
Installment	13,497	0.2	13,257	0.2	1.8
Other	4,377	0.1	4,247	0.1	3.1
Gross loans and leases	$6,174,834	100%	$5,747,546	100%	7.4%

Allowance for loan losses	(65,360)		(64,689)		1.0
Unamortized deferred loan fees	(11,325)		(11,984)		(5.5)

Total loans and leases, net	$6,098,149		$5,670,873		7.5%

Asset Quality Review

Non-performing Assets

Non-performing assets to gross loans and other real estate owned was 0.61% at June 30, 2007, compared to 0.62% at December 31, 2006. Total non-performing assets increased $2.0 million to $37.6 million at June 30, 2007, compared with $35.6 million at December 31, 2006, primarily due to a $12.6 million increase in non-accrual loans offset by a $4.9 million decrease in other real estate owned and by a $5.7 million decrease in accruing loans past due 90 days or more. At June 30, 2007, total non-accrual loans included $18.2 million in loans secured by real estate collateral in Texas comprised of a $9.7 million apartment loan, a $6.8 million shopping center construction loan, and a $1.7 million office building loan.

The allowance for loan losses amounted to $65.4 million at June 30, 2007, and represented the amount that the Company believes to be sufficient to absorb loan losses inherent in the Company’s loan portfolio. The allowance for loan losses represented 1.06% of period-end gross loans and 176% of non-performing loans at June 30, 2007. The comparable ratios were 1.13% of gross loans and 213% of non-performing loans at December 31, 2006.

The following table sets forth the breakdown of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Non-performing assets
Accruing loans past due 90 days or more	$2,251	$8,008
Non-accrual loans:
Construction	12,037	5,786
Commercial real estate	16,326	1,276
Commercial	5,172	14,424
Real Estate Mortgage	1,372	836
Other	18	-
Total non-accrual loans:	34,925	22,322
Total non-performing loans	37,176	30,330
Other real estate owned	374	5,259
Total non-performing assets	$37,550	$35,589
Troubled debt restructurings	$938	$955

Non-performing assets as a percentage of gross loans and OREO	0.61%	0.62%
Allowance for loan losses as a percentage of gross loans and leases	1.06%	1.13%
Allowance for loan losses as a percentage of non-performing loans	175.81%	213.28%

Non-accrual Loans

Non-accrual loans increased by $12.6 million to $34.9 million at June 30, 2007, from $22.3 million at December 31, 2006.

The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	June 30, 2007			December 31, 2006
	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/ multi-family residence	$23,104	$179	$-	$7,111	$180
Commercial real estate	5,226	-		674	1,265
Land	1,405	-		113	-
UCC	-	4,921		-	12,779
Unsecured	-	72	18	-	200
Total	$29,735	$5,172	$18	$7,898	$14,424

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

The following table presents non-accrual loans by type of businesses in which the borrowers are engaged, as of the dates indicated:

	June 30, 2007			December 31, 2006
	Real Estate (1)	Commercial	Other	Real Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$27,788	$-	$-	$6,651	$-
Wholesale/Retail	575	1,967	18	130	8,631
Food/Restaurant	-	92	-	282	3,126
Import/Export	-	3,113	-	-	2,667
Other	1,372	-	-	835	-
Total	$29,735	$5,172	$18	$7,898	$14,424

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a formal restructure of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concession may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date.

Troubled debt restructurings were $938,000 as of June 30, 2007, and $955,000 as of December 31, 2006.

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

The Company identified impaired loans with a recorded investment of $34.9 million at June 30, 2007, compared with $22.3 million at year-end 2006. The Company considers all non-accrual loans to be impaired.  The following table presents impaired loans and the related allowance, as of the dates indicated:

	At June 30, 2007	At December 31, 2006
	(In thousands)
Balance of impaired loans with no allocated allowance	$30,887	$10,522
Balance of impaired loans with an allocated allowance	4,038	11,800
Total recorded investment in impaired loans	$34,925	$22,322
Amount of the allowance allocated to impaired loans	$3,212	$4,310

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

There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of June 30, 2007, or December 31, 2006.

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

The allowance for loan losses amounted to $65.4 million at June 30, 2007, and represented the amount that the Company believes to be sufficient to absorb loan losses inherent in the Company’s loan portfolio. The allowance for loan losses represented 1.06% of period-end gross loans and 176% of non-performing loans at June 30, 2007. The comparable ratios were 1.13% of gross loans and 213% of non-performing loans at December 31, 2006.

The following table sets forth information relating to the allowance for loan losses for the periods indicated:

(Dollars in thousands)	For the six months ended June 30, 2007	For the year ended December 31, 2006

Balance at beginning of period	$64,689	$60,251
Provision of loan losses	3,100	2,000
Loans charged off	(6,051)	(2,030)
Recoveries of loans charged off	3,190	1,315
Allowance from acquisitions	432	3,153
Balance at end of period	$65,360	$64,689

Average loans outstanding during the period	$5,900,074	$5,310,564
Total gross loans outstanding, at period-end	$6,174,834	$5,747,546
Total non-performing loans, at period-end	$37,176	$30,330
Ratio of net charge-offs to average loans outstanding during the period (annualized)	0.10%	0.01%
Provision for loan losses to average loans outstanding during the period (annualized)	0.11%	0.04%
Allowance to non-performing loans, at period-end	175.81%	213.28%
Allowance to gross loans, at period-end	1.06%	1.13%

For impaired loans, we provide specific allowances based on an evaluation of impairment. For the portfolio of classified loans we determine an allowance based on an assigned loss percentage. The percentage assigned depends on a number of factors including loan classification, the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral, charge-off history, management’s knowledge of the portfolio, and general economic conditions.

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

(Dollars in thousands)	June 30, 2007		December 31, 2006
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
Type of Loans:	Amount	Gross Loans	Amount	Gross Loans
Commercial loans	$30,376	21.2%	$35,569	20.9%
Residential mortgage loans	1,159	9.9	1,510	9.1
Commercial mortgage loans	23,277	56.4	22,160	57.6
Real estate construction loans	10,518	12.0	5,431	11.8
Installment loans	20	0.3	10	0.3
Other loans	10	0.2	9	0.3
Total	$65,360	100%	$64,689	100%

The allowance allocated to commercial loans decreased from $35.6 million at December 31, 2006, to $30.4 million at June 30, 2007, due primarily to charge-offs of certain impaired commercial loans and the decrease in the reserve factor based on a 5-year moving average of loss experience in commercial loans. Non-accrual commercial loans by collateral type were $5.2 million, or 14.8% of non-accrual loans at June 30, 2007, compared to $14.4 million, or 64.6% at December 31, 2006.

The allowance allocated to residential mortgage loans also decreased $351,000 from $1.5 million at December 31, 2006, to $1.2 million at June 30, 2007 due to a decrease in the environmental risk identification reserve factor.

The allowance allocated to commercial mortgage loans increased from $22.2 million at December 31, 2006, to $23.3 million at June 30, 2007, due to loan growth and the increase in the level of problem loans. As of June 30, 2007, there were $16.3 million commercial mortgage loans on non-accrual status. Non-accrual commercial mortgage loans as a percentage to total non-accrual loans was 46.8% at June 30, 2007.

The allowance allocated to construction loans has increased from $5.4 million at December 31, 2006, to $10.5 million at June 30, 2007, due primarily to an increase in the amount of construction loans risk graded as Special Mention and Substandard during 2007 as a result of slower housing sales and lower selling prices in California. The allowance allocated to construction loans as a percentage of total construction loans was 1.5% of construction loans at June 30, 2007 compared to 0.9% at December 31, 2006. At June 30, 2007, there were two construction loans totaling $12.0 million on non-accrual status which comprised 34.5% of non-accrual loans.

Allowances for other risks of potential loan losses equaling $2.4 million as of June 30, 2007, compared to $2.5 million at December 31, 2006, have been included in the allocations above. Based on the assessment of the risk of higher energy prices on the ability of the Bank’s borrowers to service their loans, management has determined that the allowance of $2.4 million at June 30, 2007 was appropriate.

Deposits

Total deposits increased $166.7 million, or 2.9%, to $5.8 billion at June 30, 2007, from $5.7 billion at December 31, 2006, of which $54.2 million was from the acquisition of United Heritage Bank at March 30, 2007. Non-interest-bearing demand deposits, interest-bearing demand deposits, and savings deposits comprised 35.1% of total deposits at June 30, 2007, time deposit accounts of less than $100,000 comprised 18.8% of total deposits, while the remaining 46.1% was comprised of time deposit accounts of $100,000 or more. Due to the continued increases in interest rates through 2007, the Company’s lower yielding interest bearing deposits have decreased.

The following table display the deposit mix as of the dates indicated:

	June 30, 2007	% of Total	December 31, 2006	% of Total	% Change
Deposits	(Dollars in thousands)
Non-interest-bearing demand	$795,836	13.6%	$781,492	13.8%	1.8%
NOW	235,769	4.0	239,589	4.2	(1.6)
Money market	671,671	11.5	657,689	11.6	2.1
Savings	349,442	6.0	358,827	6.3	(2.6)
Time deposits under $100,000	1,095,452	18.8	1,007,637	17.8	8.7
Time deposits of $100,000 or more	2,693,869	46.1	2,630,072	46.3	2.4
Total deposits	$5,842,039	100.0%	$5,675,306	100.0%	2.9%

At June 30, 2007, brokered deposits increased $125.3 million to $373.0 million from $247.7 million at December 31, 2006.

Borrowings

Borrowings include Federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, borrowing from other financial institutions, subordinated and junior subordinated notes issued.

Federal funds purchased were $38.0 million with a weighted average rate of 5.38% as of June 30, 2007, compared to $50.0 million with a weighted average rate of 5.31% as of December 31, 2006.

Securities sold under agreements to repurchase were $880.1 million with a weighted average rate of 3.69% as of June 30, 2007, compared to $400.0 million with a weighted average rate of 4.40% at December 31, 2006.  At June 30, 2007, the terms of the long-term repurchase agreements were as follows: $150.0 million for five years, $350.0 million for seven years, and $200.0 million for ten years. The rates are all initially floating for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. The Company may be required to provide additional collateral for the repurchase agreements. At June 30, 2007, included in long-term transactions are two repurchase agreements totaling $100.0 million that were callable but had not been called. The interest rates on these two repurchase agreements were 4.79% and 4.75%, respectively, until their final maturities in March 2011. In addition, short-term repurchase agreements totaling $180.1 million with a weighted average interest rate of 5.47% at June 30, 2007, will mature in the third quarter of 2007.

 Total advances from the FHLB of San Francisco increased $185.0 million to $899.7 million at June 30, 2007 from $714.7 million at December 31, 2006. Non-puttable advances totaled $449.7 million with a weighted rate of 5.39% and puttable advances totaled $450.0 million with a weighted average rate of 4.33% at June 30, 2007. The FHLB has the right to terminate the puttable transaction at par at the first anniversary date and quarterly thereafter for $300.0 million of the advances and at the second anniversary date and quarterly thereafter for $150.0 million of the advances.

On May 31, 2005, the Bancorp entered into a $30.0 million 364-day unsecured revolving loan agreement with a commercial bank bearing an interest rate of LIBOR plus 90 basis points and a commitment fee of 12.5 basis points on unused commitments. This loan was paid off in April, 2007.

Long-term Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt. The debt has a maturity term of 10 years and bears interest at a rate of LIBOR plus 110 basis points. As of June 30, 2007, $50.0 million was outstanding with a rate of 6.46% under this note compared to $50.0 million at a rate of 6.46% at December 31, 2006.

The Company issued additional junior subordinated debt securities of $46.4 million at March 30, 2007, and $20.6 million at May 31, 2007. The securities of $46.4 million issued on March 30, 2007 have a scheduled maturity of June 15, 2037, and bear interest at a per annum rate based on the three-month LIBOR plus 148 basis points, payable on a quarterly basis. The securities of $20.6 million issued on May 31, 2007 have a scheduled maturity of September 7, 2037, and bear interest at a per annum rate based on the three-month LIBOR plus 140 basis points, payable on a quarterly basis.

At June 30, 2007, junior subordinated debt securities totaled $121.1 million with a weighted average interest rate of 7.52% compared to $54.1 million with a weighted average rate of 8.39% at December 31, 2006. The junior subordinated debt issued qualifies as Tier 1 capital for regulatory reporting purposes.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of June 30, 2007. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Contractual obligations:
Deposits with stated maturity dates	$3,698,282	$89,366	$1,662	$11	$3,789,321
Federal funds purchased	38,000	-	-	-	38,000
Securities sold under agreements to repurchase (1)	180,102	-	150,000	550,000	880,102
Advances from the Federal Home Loan Bank (2)	304,500	-	595,180	-	899,680
Other borrowings	19,000	-	-	19,746	38,746
Long-term debt	-	-	-	171,136	171,136
Operating leases	7,449	11,016	6,566	7,037	32,068
Total contractual obligations and other commitments	$4,247,333	$100,382	$753,408	$747,930	$5,849,053

(1)
These repurchase agreements have a final maturity of 5-year, 7-year and 10-year from origination date but are callable on a quarterly basis after six months for the 7-year term or one year for the 5-year and 10-year term.

(2)
FHLB advances of $450.0 million that mature in 2012 have a callable option. On a quarterly basis, $300.0 million are callable at the first anniversary date and $150.0 million are callable at the second anniversary date.

Capital Resources

Stockholders’ equity of $916.9 million at June 30, 2007, decreased by $26.1 million, or 2.8%, compared to $943.1 million at December 31, 2006. The following table summarizes the activity in stockholders’ equity:

(Dollars in thousands)	Six months ended
June 30, 2007
Net income	$60,547
Proceeds from shares issued to the Dividend Reinvestment Plan	1,228
Proceeds from exercise of stock options	1,341
Tax benefits from stock-based compensation expense	450
Share-based compensation	3,791
Purchase of treasury stock	(71,508)
Changes in other comprehensive income	(3,410)
Cumulative effect adjustment as a result of adoption of FASB Interpretation
No. 48 - Accounting for Uncertainty in Income Taxes	(8,524)
Cash dividends paid	(10,047)
Net decrease in stockholders' equity	$(26,132)

During the second quarter of 2007, the Company repurchased 1,226,150 shares of its common stock for $41.6 million, or $33.90 average cost per share. During the first half of 2007, the Company repurchased 2,104,053 shares of its common stock for $71.5 million, or $33.99 average cost per share. At June 30, 2007, 347,650 shares remain under the Company’s May 8, 2007, repurchase program.

In August, the Company repurchased 175,500 additional shares of its common stock for $5.4 million through August 8, 2007.

The Company declared a cash dividend of 9 cents per share for distribution in January 2007 on 51,953,759 shares outstanding and declared a cash dividend of 10.5 cents per share for distribution in April on 51,158,476 shares outstanding. In July, 2007, the Company declared a cash dividend of 10.5 cents per share on 49,963,215 shares outstanding. Total cash dividends paid in 2007, including the $5.2 million paid in July, amounted to $15.3 million.

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

In the first half of 2007, the Bancorp issued $67.0 million of junior subordinated debt which generated $65.0 million of Tier 1 capital.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of June 30, 2007. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Bancorp’s and the Bank’s capital and leverage ratios as of June 30, 2007, and December 31, 2006:

	June 30, 2007		December 31, 2006		June 30, 2007		December 31, 2006
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$713,932	9.21	$673,705	9.40	$703,128	9.09	$670,206	9.37
Tier 1 capital minimum requirement	309,988	4.00	286,744	4.00	309,988	4.00	286,238	4.00
Excess	$403,944	5.21	$386,961	5.40	$393,140	5.09	$383,968	5.37

Total capital (to risk-weighted assets)	$828,737	10.69	$788,284	11.00	$819,240	10.59	$786,092	10.99
Total capital minimum requirement	619,976	8.00	573,488	8.00	619,976	8.00	572,476	8.00
Excess	$208,761	2.69	$214,796	3.00	$199,264	2.59	$213,616	2.99

Tier 1 capital (to average assets)
- Leverage ratio	$713,932	8.46	$673,705	8.98	$703,128	8.35	$670,206	8.95
Minimum leverage requirement	337,707	4.00	300,055	4.00	336,982	4.00	299,409	4.00
Excess	$376,225	4.46	$373,650	4.98	$366,146	4.35	$370,797	4.95

Risk-weighted assets	$7,749,701		$7,168,601		$7,733,245		$7,155,951
Total average assets (1)	$8,442,678		$7,501,371		$8,424,549		$7,485,214

(1)
The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”). At June 30, 2007, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) was at 14.8%, which decreased from 15.4% at year-end 2006.

To supplement its liquidity needs, the Bank maintains credit lines which total $214.0 million for federal funds with four correspondent banks, and master agreements with brokerage firms for the sale of securities subject to repurchase. The Bank is also a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of June 30, 2007, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.2 billion. The total advances outstanding with the FHLB of San Francisco at June 30, 2007, was $899.7 million. These borrowings are secured by loans and securities.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities available-for-sale. At June 30, 2007, investment securities available-for-sale at fair value totaled $1.7 billion, with $1.3 billion pledged as collateral for borrowings and other commitments. The remaining $384.0 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 98% of the Company’s time deposits are maturing within one year or less as of June 30, 2007. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

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

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. The Company’s simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level in our policy to value the net economic value of our portfolio of assets and liabilities to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. At June 30, 2007, the market value of equity exceeded management’s 15% limit for a hypothetical upward rate change of 200 basis points. Management intends to take steps over the remainder of the year to reduce this exposure.

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of June 30, 2007:

	Net Interest	Market Value
	Income	of Equity
	Volatility (1)	Volatility (2)
Change in Interest Rate (Basis Points)	June 30, 2007	June 30, 2007
+200	-2.91	-20.43
+100	-1.38	-11.37
-100	-4.98	2.55
-200	-8.33	6.26

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The Bancorp’s wholly-owned subsidiary, Cathay Bank, is a party to ordinary routine litigation from time to time incidental to various aspects of its operations. Management is not currently aware of any litigation that is expected to have a material adverse impact on the Company’s consolidated financial condition or the results of operations.

Item 1a. RISK FACTORS.

There is no material change from risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1, 2007 - April 30, 2007)	NONE			573,800
Month #2 (May 1, 2007 - May 31, 2007)	815,300	$33.87		758,500
Month #3 (June 1, 2007 - June 30, 2007)	410,850	$33.94		347,650
Total	1,226,150	$33.90		347,650

During the second quarter of 2007, the Company repurchased 1,226,150 shares of its common stock for $41.6 million, or $33.90 average cost per share. During the first half of 2007, the Company repurchased 2,104,053 shares of its common stock for $71.5 million, or $33.99 average cost per share. At June 30, 2007, 347,650 shares remain under the Company’s May 8, 2007 repurchase program.

In August, the Company repurchased 175,500 additional shares of its common stock for $5.4 million through August 8, 2007.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders of Cathay General Bancorp was held on May 21, 2007, for the purpose of considering and acting upon the following:

Election of Directors: Four directors were elected as Class II directors to serve until the 2010 Annual Meeting and the votes cast for or withheld were as follows:

	Votes FOR	% FOR	WITHHELD

Kelly L. Chan	37,729,903	87.2%	5,561,473

Dunson K. Cheng	37,969,620	87.7%	5,321,756

Thomas C.T. Chiu	37,679,366	87.0%	5,612,010

Joseph C.H. Poon	37,765,462	87.2%	5,525,914

Other Directors whose terms of office continued after the meeting:

Term ending in 2008 (Class III)	Term ending in 2009 (Class I)

Patrick S.D. Lee	Michael M.Y. Chang
Ting Y. Liu	Anthony M. Tang
Nelson Chung	Thomas G. Tartaglia

Item 5. OTHER INFORMATION.

Not applicable.

Item 6. EXHIBITS.

(i)	Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(ii)	Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(iii)	Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(iv)	Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp
(Registrant)

Date: August 9, 2007	By:	/s/ Dunson K. Cheng
Dunson K. Cheng
Chairman, President, and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and Chief Financial Officer