Form 10-Q
period 2007-09-30
CATHAY GENERAL BANCORP
filed 2007-11-09
CIK 861842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________

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

Common stock, $.01 par value, 49,816,286 shares outstanding as of October 31, 2007.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
3RD QUARTER 2007 REPORT ON FORM 10-Q

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited).

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006	% change
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$83,276	$114,798	(27)
Federal funds sold	-	18,000	(100)
Cash and cash equivalents	83,276	132,798	(37)
Short-term investments	17,152	16,379	5
Securities purchased under agreements to resell	360,000	-	100
Long-term certificates of deposit	50,000	-	100
Securities available-for sale, at fair value (amortized cost of $2,060,542 at September 30, 2007 and $1,543,667 at December 31, 2006)	2,043,529	1,522,223	34
Trading securities	10,171	5,309	92
Loans	6,439,407	5,747,546	12
Less: Allowance for loan losses	(66,277)	(64,689)	2
Unamortized deferred loan fees, net	(11,054)	(11,984)	(8)
Loans, net	6,362,076	5,670,873	12
Federal Home Loan Bank stock	51,620	34,348	50
Other real estate owned, net	374	5,259	(93)
Affordable housing investments, net	94,669	87,289	8
Premises and equipment, net	74,905	72,934	3
Customers’ liability on acceptances	32,685	27,040	21
Accrued interest receivable	54,313	39,267	38
Goodwill	319,873	316,752	1
Other intangible assets, net	37,883	42,987	(12)
Other assets	35,854	53,050	(32)

Total assets	$9,628,380	$8,026,508	20

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$778,690	$781,492	(0)
Interest-bearing deposits:
NOW deposits	228,659	239,589	(5)
Money market deposits	697,721	657,689	6
Savings deposits	336,743	358,827	(6)
Time deposits under $100,000	1,095,348	1,007,637	9
Time deposits of $100,000 or more	2,933,645	2,630,072	12
Total deposits	6,070,806	5,675,306	7

Federal funds purchased	98,000	50,000	96
Securities sold under agreement to repurchase	1,108,710	400,000	177
Advances from the Federal Home Loan Bank	1,089,680	714,680	52
Other borrowings	3,351	10,000	(66)
Other borrowings for affordable housing investments	19,670	19,981	(2)
Long-term debt	171,136	104,125	64
Acceptances outstanding	32,685	27,040	21
Minority interest in consolidated subsidiary	8,500	8,500	-
Other liabilities	76,923	73,802	4
Total liabilities	8,679,461	7,083,434	23
Commitments and contingencies	-	-	-
Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	-	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 53,471,096 issued and 49,813,181 outstanding at September 30, 2007 and 53,309,317 issued and 51,930,955 outstanding at December 31, 2006	535	533	0
Additional paid-in-capital	477,039	467,591	2
Accumulated other comprehensive loss, net	(9,860)	(12,428)	(21)
Retained earnings	591,424	520,689	14
Treasury stock, at cost (3,657,915 shares at September 30, 2007 and 1,378,362 shares at December 31, 2006)	(110,219)	(33,311)	231
Total stockholders’ equity	948,919	943,074	1
Total liabilities and stockholders’ equity	$9,628,380	$8,026,508	20
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable, including loan fees	$123,925	$110,321	$356,841	$304,566
Investment securities- taxable	25,127	17,779	71,381	46,305
Investment securities- nontaxable	443	687	1,625	2,116
Federal Home Loan Bank stock	639	383	1,689	1,100
Agency preferred stock	174	295	512	799
Federal funds sold and securities purchased under agreements to resell	7,615	30	15,382	160
Deposits with banks	1,248	105	3,288	259

Total interest and dividend income	159,171	129,600	450,718	355,305

INTEREST EXPENSE
Time deposits of $100,000 or more	34,475	27,983	97,527	73,810
Other deposits	20,068	15,376	56,739	37,983
Securities sold under agreements to repurchase	9,865	4,658	23,126	11,183
Advances from Federal Home Loan Bank	11,472	8,621	34,930	19,315
Long-term debt	3,182	1,207	8,057	3,359
Short-term borrowings	282	1,072	1,263	2,780

Total interest expense	79,344	58,917	221,642	148,430

Net interest income before provision for loan losses	79,827	70,683	229,076	206,875
Provision/(Reversal) for loan losses	2,200	(1,000)	5,300	2,000

Net interest income after provision for loan losses	77,627	71,683	223,776	204,875

NON-INTEREST INCOME
Securities gains, net	88	206	268	236
Letters of credit commissions	1,622	1,441	4,349	4,046
Depository service fees	1,146	1,138	3,529	3,630
Gains from sale of premises and equipment	2,705	-	2,714	-
Other operating income	3,298	2,619	10,045	8,317

Total non-interest income	8,859	5,404	20,905	16,229

NON-INTEREST EXPENSE
Salaries and employee benefits	16,893	15,949	50,756	46,060
Occupancy expense	3,159	2,637	9,035	7,444
Computer and equipment expense	2,432	1,876	7,209	5,544
Professional services expense	2,388	2,176	6,659	5,396
FDIC and State assessments	284	259	804	761
Marketing expense	608	723	2,413	2,328
Other real estate owned expense	23	16	284	513
Operations of affordable housing investments	2,540	1,429	4,928	4,027
Amortization of core deposit intangibles	1,767	1,801	5,298	4,778
Other operating expense	3,128	2,517	8,350	6,928

Total non-interest expense	33,222	29,383	95,736	83,779

Income before income tax expense	53,264	47,704	148,945	137,325
Income tax expense	19,258	17,046	54,392	50,279
Net income	34,006	30,658	94,553	87,046
Other comprehensive income, net of tax
Unrealized holding gains arising during the period	5,968	12,181	2,358	1,040
Less: reclassification adjustments included in net income	(10)	133	(210)	109
Total other comprehensive income, net of tax	5,978	12,048	2,568	931
Total comprehensive income	$39,984	$42,706	$97,121	$87,977

Net income per common share:
Basic	$0.68	$0.60	$1.87	$1.71
Diluted	$0.67	$0.59	$1.84	$1.69

Cash dividends paid per common share	$0.105	$0.090	$0.300	$0.270
Basic average common shares outstanding	49,828,379	51,507,434	50,683,650	51,046,270
Diluted average common shares outstanding	50,417,332	52,111,032	51,283,317	51,637,975

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2007	2006
	(In thousands)
Cash Flows from Operating Activities
Net income	$94,553	$87,046
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,300	2,000
Provision for losses on other real estate owned	210	283
Deferred tax benefit	(3,162)	(1,938)
Depreciation	3,183	2,698
Net gains on sale of other real estate owned	(29)	-
Net gains on sale of loans held for sale	(125)	(213)
Proceeds from sale of loans held for sale	2,532	4,232
Originations of loans held for sale	(2,375)	(3,934)
Purchase of trading securities	(5,000)	-
Write-downs on venture capital investments	630	876
Gain on sales and calls of securities	(268)	(236)
Decrease / (increase) in fair value of warrants	90	(909)
Other non-cash interest	190	860
Amortization of security premiums, net	1,310	2,806
Amortization of intangibles	5,474	4,865
Excess tax benefit from stock options	(503)	(411)
Stock based compensation expense	5,694	6,016
Gain on sale of premises and equipment	(2,714)	-
Increase in accrued interest receivable	(14,775)	(8,074)
Decrease in other assets, net	2,238	3,618
Increase in other liabilities	10,447	7,504

Net cash provided by operating activities	102,900	107,089

Cash Flows from Investing Activities
Increase in short-term investments	(773)	-
Increase in long-term certificates of deposit	(50,000)	-
Increase in securities purchased under agreements to resell	(360,000)	-
Purchase of investment securities available-for-sale	(944,144)	(388,101)
Proceeds from maturity and call of investment securities available-for-sale	231,465	78,175
Proceeds from sale of investment securities available-for-sale	101,169	5,408
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	107,909	124,167
Exercise of warrants to acquire common stock	-	(2,209)
Proceeds from sale of common stock acquired from exercise of warrants	-	3,679
Purchase of Federal Home Loan Bank stock	(15,248)	(5,312)
Redemption of Federal Home Loan Bank stock	1,093	1,295
Net increase in loans	(654,072)	(660,002)
Purchase of premises and equipment	(6,907)	(17,208)
Proceeds from sales of premises and equipment	6,948	-
Proceeds from sale of other real estate owned	1,717	-
Net increase in investment in affordable housing	(10,873)	(5,668)
Acquisitions, net of cash acquired	(3,655)	(25,810)

Net cash used in investing activities	(1,595,371)	(891,586)

Cash Flows from Financing Activities
Net decrease in demand deposits, NOW accounts, money market and saving deposits	(10,769)	(64,210)
Net increase in time deposits	352,103	321,401
Net increase in federal funds purchased and securities sold under agreement to repurchase	756,710	91,000
Advances from Federal Home Loan Bank	2,668,000	2,097,230
Repayment of Federal Home Loan Bank borrowings	(2,293,000)	(1,717,050)
Cash dividends	(15,294)	(13,786)
Proceeds from other borrowings	22,351	15,000
Repayment of other borrowings	(29,000)	-
Issuance of long term debt	65,000	50,000
Proceeds from shares issued to Dividend Reinvestment Plan	1,837	2,002
Proceeds from exercise of stock options	1,416	1,873
Excess tax benefits from share-based payment arrangements	503	411
Purchases of treasury stock	(76,908)	-

Net cash provided by financing activities	1,442,949	783,871

Decrease in cash and cash equivalents	(49,522)	(626)
Cash and cash equivalents, beginning of the period	132,798	109,275

Cash and cash equivalents, end of the year	$83,276	$108,649

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$217,353	$138,921
Income taxes	$51,679	$53,134
Non-cash investing and financing activities:
Net change in unrealized holding loss on securities available-for-sale, net of tax	$2,568	$931
Cumulative effect adjustment as result of adoption of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes	$(8,524)	$-
Transfers to other real estate owned	$373	$3,087
Loans to facilitate the sale of other real estate owned	$3,360	$-
Loans to facilitate the sale of fixed assets	$1,940	$-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (the “Bancorp”) is the holding company for Cathay Bank (the “Bank”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc., (together the “Company” or “we”, “us,” or “our”). The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of October 31, 2007, the Bank operates twenty one branches in Southern California, ten branches in Northern California, three branches in Washington State, nine branches in New York State, one branch in Massachusetts, two branches in Texas, three branches in Illinois, one branch in New Jersey, one branch in Hong Kong, and representative offices in Taipei and Shanghai.

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

The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The assets acquired and liabilities assumed were recorded by the Company at their fair values as of March 31, 2007:

United Heritage Bank
Assets acquired:
Cash and cash equivalents	$5,745
Securities available-for-sale	14,305
Loans, net	37,681
Premises and equipment, net	432
Goodwill	3,878
Core deposit intangible	341
Other assets	2,371

Total assets acquired	64,753

Liabilities assumed:
Deposits	54,166
Accrued interest payable	9
Other liabilities	1,178
Total liabilities assumed	55,353
Net assets acquired and cash paid	$9,400

No loans acquired as part of the acquisition of UHB were determined to be impaired and therefore no loans were within the scope of Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. In addition, the estimated other costs related to the acquisition were recorded as a liability at closing when allocating the related purchase price. The purchase price allocation is still subject to final determination and valuation of the fair value of assets acquired and liabilities assumed.

For each acquisition, we developed an integration plan for the consolidated company that addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The established plans are evaluated regularly during the integration process and modified as required. Merger and integration expenses are summarized in the following primary categories: (i) severance and employee-related charges; (ii) system conversion and integration costs, including contract termination charges; (iii) asset write-downs, lease termination costs for abandoned space and other facilities-related costs; and (iv) other charges. Other charges include investment banking fees, legal fees, other professional fees relating to due diligence activities and expenses associated with preparation of securities filings, as appropriate. Costs associated with exiting activities and without future economic benefit were included in the allocation of the purchase price at the acquisition date based on our formal integration plans. Goodwill increased by $3.1 million to $319.9 million at September 30, 2007 from $316.8 million at December 30, 2006, primarily due to the UHB acquisition.

The following table presents the activity in the merger-related liability account that was allocated to the purchase price as of September 30, 2007:

	Severance and	Asset	Legal and	Lease
(Dollar in thousands)	Employee-related	Write-downs	Professional Fees	Liability	Total
Balance at December 31, 2006	$37	$-	$5	$778	$820
United Heritage Bank acquisition	300	17	421	-	738
Non-cash write-downs and other	-	(17)	-	-	(17)
Cash outlays	(49)	-	(426)	(118)	(593)
Balance at September 30, 2007	$288	$-	$-	$660	$948

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth the basic and diluted earnings per share calculations and the average shares of stock options with anti-dilutive effect:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except share and per share data)	2007	2006	2007	2006
Net income	$34,006	$30,658	$94,553	$87,046

Weighted-average shares:
Basic weighted-average number of common shares outstanding	49,828,379	51,507,434	50,683,650	51,046,270
Dilutive effect of weighted-average outstanding common shares equivalents
Stock Options	580,602	597,959	593,503	586,044
Restricted Stock	8,351	5,639	6,164	5,661
Diluted weighted-average number of common shares outstanding	50,417,332	52,111,032	51,283,317	51,637,975

Average shares of stock options with anti-dilutive effect	1,438,436	1,481,394	1,446,152	1,526,181
Earnings per share:
Basic	$0.68	$0.60	$1.87	$1.71
Diluted	$0.67	$0.59	$1.84	$1.69

6. Stock-Based Compensation

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options, or awarded non-vested stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis. In May 2005, the stockholders of the Company approved the 2005 Incentive Plan which provides that 3,131,854 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, or as non-vested stock. In conjunction with the approval of the 2005 Incentive Plan, Bancorp agreed to cease granting awards under the Equity Incentive Plan. As of September 30, 2007, the only options granted by the Company under the 2005 Incentive Plan were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except for 245,060 shares granted to the Company’s Chief Executive Officer on March 22, 2005 of which 30% vested immediately, 10% vested on November 20, 2005 and an additional 20% would vest on November 20, 2006, 2007 and 2008, respectively, and 264,694 shares granted to the Company’s Chief Executive Officer on May 22, 2005 of which 40% vested on November 20, 2005 and an additional 20% would vest on November 20, 2006, 2007, and 2008, respectively. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. Stock options are typically granted in the first quarter of the year. The Company has not yet awarded stock options in 2007 because it is considering changes to its stock option program. The Company expects to issue new shares to satisfy stock option exercises.

Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date for those options expected to vest, and is recognized as an expense over the vesting period of the grant. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Option compensation expense totaled $5.2 million for the nine months ended September 30, 2007 and $5.8 million for the nine months ended September 30, 2006. For the three months ended September 30, option compensation expense totaled $1.7 million for 2007 and $2.0 million for 2006. Stock-based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $14.8 million at September 30, 2007 and is expected to be recognized over the next 2.6 years.

The weighted average per share fair value on the date of grant of the options granted was $13.46 during the first nine months of 2006. There were no options granted during the first nine months of 2007 and during the third quarter of 2006. The Company estimated the expected life of the options based on the average of the contractual period and the vesting period. The fair value of stock options has been determined using the Black-Scholes option pricing model with the following assumptions:

Nine months ended
September 30, 2006
Expected life- number of years	6.50
Risk-free interest rate	4.39%
Volatility	33.17%
Dividend yield	1.20%

During the nine months period, exercised option shares were 84,236 shares in 2007 and 89,776 shares in 2006. Exercised options shares were 6,000 shares for the third quarter of 2007 and 18,694 shares for the third quarter of 2006. The table below summarizes cash received and aggregate intrinsic value from options exercised:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except shares)	2007	2006	2007	2006
Shares of option exercised	6,000	18,694	84,236	89,776
Cash received from option exercised	$75	$377	$1,416	$1,873
Aggregate intrinsic value for option exercised	$132	$315	$1,420	$1,442

The following table presents the fair value of stock options vested for the period indicated:

	2007		2006
(In thousands, except shares)	Vested Shares	Fair Value	Vested Shares	Fair Value
1st Quarter	504,539	$5,079	514,398	$4,393
2nd Quarter	11,000	$108	9,200	$73
3rd Quarter	-	$-	-	$-

The table below summarizes stock option activity for the periods indicated:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in thousands)
Balance at December 31, 2006	4,783,027	$28.09	7.0	$34,011

Granted	-	-
Forfeited	(9,706)	36.19
Exercised	(63,522)	16.22

Balance at March 31, 2007	4,709,799	$28.24	6.8	$31,114

Granted	-	-
Forfeited	(17,642)	32.67
Exercised	(14,714)	21.06

Balance at June 30, 2007	4,677,443	$28.24	6.5	$30,869

Granted	-	-
Forfeited	(11,026)	36.42
Exercised	(6,000)	12.56

Balance at September 30, 2007	4,660,417	$28.24	6.3	$29,160

Exercisable at September 30, 2007	2,761,629	$25.42	5.6	$20,978

At September 30, 2007, 2,247,433 shares were available under the Company’s 2005 Incentive Plan for future grants.

The Company has granted non-vested stock to its Chairman of the Board, President, and Chief Executive Officer. The shares vest ratably over certain years if certain annual performance criteria are met. The following table presents information relating to the non-vested stock grants as of September 30, 2007:

	Grant date	Grant date
	January 25, 2006	January 31, 2007
Grant shares	30,000	20,000
Vested ratably over	3 years	2 years
Price per share at grant	$36.24	$34.66
Vested shares	10,000	-
Unvested shares	20,000	20,000

The stock compensation expense recorded related to non-vested stock above was $503,000 for the nine months ended September 30, 2007, and $242,000 for the nine months ended September 30, 2006. For the three months ended September 30, non-vested stock compensation expense was $177,000 for 2007 and $91,000 for 2006. Unrecognized stock-based compensation expense related to non-vested stock awards was $945,000 at September 30, 2007, and is expected to be recognized over the next 1.3 years.

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

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2007	2006	2007	2006

Benefit of tax deductions in excess of grant-date fair value	$53	$48	$503	$411
Benefit of tax deductions on
grant-date fair value	3	84	94	195
Total benefit of tax deductions	$56	$132	$597	$606

7. Securities Purchased Under Agreements to Resell

For the first nine months in 2007, the Company entered into seven long-term resale agreements totaling $350.0 million. The agreements have terms of ten years with interest rates ranging from 8.10%, to 9.12%. The counterparty has the right to a quarterly call. Among these agreements, $150.0 million are callable after the first year and $200.0 million are callable after the first three months anniversary. When the callable term starts if certain conditions are met, there may be no interest earned for those days when the certain conditions are met. The collateral for these resale agreements consists of U.S. Government agency securities. In addition to long-term agreements, in July 2007, the Company entered into a $10 million 180-day short term resale agreement at a rate of 5.20%.

As of September 30, 2007, securities purchased under agreements to resell totaled $360.0 million at a weighted average interest rate of 8.43%. In October 2007, $150.0 million of these securities purchased under agreements to resell were called.

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

(In thousands)	At September 30, 2007	At December 31, 2006
Commitments to extend credit	$2,330,514	$2,178,640
Standby letters of credit	69,085	81,292
Other letters of credit	86,017	79,803
Bill of lading guarantees	646	223
Total	$2,486,262	$2,339,958

As of September 30, 2007, $23.7 million unfunded commitments for affordable housing limited partnerships were recorded under other liabilities.

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

9. Securities Sold Under Agreements to Repurchase

The Company has entered into long-term transactions involving the sale of securities under repurchase agreements which total $1.1 billion at September 30, 2007, and $400.0 million at December 31, 2006. Seventeen agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Two agreements of $50.0 million each are with initial fixed rates of 3.33% and 3.50%, respectively, for six months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate of 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The Company may be required to provide additional collateral for the repurchase agreements. In addition, there were three short term repurchase agreements totaling $108.7 million which will mature in the fourth quarter of 2007 with a weighted average interest rate of 5.45% at September 30, 2007.

Securities sold under agreements to repurchase total $1.1 billion at a weighted average interest rate of 3.74% at September 30, 2007 compared to $400.0 million at a weighted average interest rate of 4.40% at December 31, 2006.

At September 30, 2007, seven repurchase agreements totaling $350.0 million were callable but had not been called. Two repurchase agreements for $50.0 million each bear fixed interest rates of 4.75% and 4.79%, respectively, until their final maturities in March 2011. Five repurchase agreements of $50.0 million each bear fixed interest rates ranging from 4.29% to 4.61%, until their final maturities in the first half of 2014.

10. Line of Credit and Subordinated Note

On May 31, 2005, the Bancorp entered into a $30.0 million 364-day unsecured revolving loan agreement with a commercial bank bearing an interest rate of LIBOR plus 90 basis points and a commitment fee of 12.5 basis points on unused commitments. This loan was paid off in April 2007.

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. This instrument matures on September 29, 2016 and bears interest at a per annum rate based on the three month LIBOR plus 110 basis points, payable on a quarterly basis. At September 30, 2007, the per annum interest rate on the subordinated debt was 6.30%. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated statement of financial condition.

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

At September 30, 2007, junior subordinated debt securities totaled $121.1 million with a weighted average interest rate of 7.73%. The junior subordinated debt issued qualifies as Tier 1 capital for regulatory reporting purposes.

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

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2003 and by the Franchise Tax Board of the State of California back to 2000. The Company is currently under audit by the California Franchise Tax Board for the years 2000 to 2002. During the second quarter of 2007, the Internal Revenue Service completed an examination of the Company’s 2004 and 2005 tax returns and did not propose any adjustments deemed to be material.

13. Stock Repurchase Program

During the third quarter of 2007, the Company repurchased 175,500 shares of its common stock for $5.4 million, or $30.77 average cost per share. For the nine months ended September 30, 2007, the Company repurchased 2,279,553 shares of its common stock for $76.9 million, or $33.74 average cost per share. At September 30, 2007, 172,150 shares remain under the Company’s May 8, 2007, repurchase program.

From October 30, 2007 to November 2, 2007, the Company repurchased 172,150 shares of its common stock for $5.1 million, or $29.66 average cost per share and thereby completed its May 2007 repurchase program. From January 1, 2007 to November 2, 2007, the Company repurchased 2,451,703 shares of its common stock for $82.0 million, or $33.45 average cost per share.

14. Premises and Equipment

On September 27, 2007, the Company sold the $3.6 million bank owned property that formerly housed a Bank branch and recognized a gain on sale of $2.7 million. This property was transferred from premises and equipment when management decided to sell this property.

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

HIGHLIGHTS

•	Third quarter earnings increased $3.3 million, or 10.9%, compared to the same quarter a year ago.
•	Third quarter diluted earnings per share reached $0.67, increasing 13.6%, compared to $0.59 per share the same quarter a year ago.
•	Return on average assets was 1.46% for the quarter ended September 30, 2007, compared to 1.40% for the quarter ended June 30, 2007 and compared to 1.60% for the same quarter a year ago.
•
Return on average stockholders’ equity was 14.45% for the quarter ended September 30, 2007, compared to 13.13% for the quarter ended June 30, 2007, and compared to 13.76% for the same quarter a year ago.

•	Gross loans increased by $264.6 million, or 4.3%, from $6.2 billion at June 30, 2007, to $6.4 billion at September 30, 2007.
•	Deposits totaled $6.1 billion at September 30, 2007, which increased by $228.8 million, or 3.9%, from $5.8 billion at June 30.

Income Statement Review

Net Income

Net income was $34.0 million, or $0.67, per diluted share for the third quarter of 2007, a $3.3 million, or 10.9%, increase compared with net income of $30.7 million, or $0.59, per diluted share for the same quarter a year ago. Return on average assets was 1.46% and return on average stockholders’ equity was 14.45% for the third quarter of 2007 compared with a return on average assets of 1.60% and a return on average stockholders’ equity of 13.76% for the three months ended September 30, 2006.

Financial Performance

	Third Quarter 2007	Third Quarter 2006

Net income	$34.0 million	$30.7 million
Basic earnings per share	$0.68	$0.60
Diluted earnings per share	$0.67	$0.59
Return on average assets	1.46%	1.60%
Return on average stockholders’ equity	14.45%	13.76%
Efficiency ratio	37.46%	38.62%

Net Interest Income Before Provision for Loan Losses

The comparability of financial information is affected by our acquisitions. Operating results included the operations of acquired entities from the date of acquisition.

Net interest income before provision for loan losses increased $9.1 million, or 12.9%, to $79.8 million during the third quarter of 2007 from $70.7 million during the same quarter a year ago. The increase was due primarily to the strong growth in loans and securities.

The net interest margin, on a fully taxable-equivalent basis, was 3.69% for the third quarter of 2007. The net interest margin decreased 9 basis points from 3.78% in the second quarter of 2007 and decreased 37 basis points from 4.06% in the third quarter of 2006. The decrease in the net interest margin from the same quarter a year ago was primarily a result of the repricing of time deposits to reflect higher market interest rates, and increased reliance on more expensive wholesale deposits and borrowings.

For the third quarter of 2007, the yield on average interest-earning assets was 7.34% on a fully taxable-equivalent basis, and the cost of funds on average interest-bearing liabilities equaled 4.24%. In comparison, for the third quarter of 2006, the yield on average interest-earning assets was 7.42% and cost of funds on average interest-bearing liabilities equaled 4.01%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, decreased to 3.10% for the quarter ended September 30, 2007 from 3.41% for the same quarter a year ago primarily due to the reasons discussed above.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin for the periods indicated are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Three months ended September 30,	2007			2006
		Interest	Average		Interest	Average
Taxable-equivalent basis	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest Earning Assets
Commercial loans	$1,320,611	$27,110	8.14%	$1,126,348	$23,755	8.37%
Residential mortgage	622,793	9,769	6.27	499,690	7,454	5.97
Commercial mortgage	3,560,243	68,869	7.67	3,165,728	62,608	7.85
Real estate construction loans	768,117	17,801	9.19	656,995	16,242	9.81
Other loans and leases	26,688	376	5.59	30,195	262	3.44
Total loans and leases (1)	6,298,452	123,925	7.81	5,478,956	110,321	7.99
Taxable securities	1,769,245	25,127	5.63	1,345,854	17,779	5.24
Tax-exempt securities (3)	55,217	921	6.62	83,368	1,463	6.96
FHLB & FRB Stock	50,297	639	5.04	34,974	383	4.34
Interest bearing deposits	71,843	1,248	6.89	10,837	105	3.84
Federal funds sold & securities purchased
under agreements to resell	371,413	7,615	8.13	2,293	30	5.19
Total interest-earning assets	8,616,467	159,475	7.34	6,956,282	130,081	7.42
Non-interest earning assets
Cash and due from banks	84,176			100,869
Other non-earning assets	639,999			601,042
Total non-interest earning assets	724,175			701,911
Less: Allowance for loan losses	(65,902)			(65,743)
Deferred loan fees	(11,584)			(13,385)
Total assets	$9,263,156			$7,579,065

Interest bearing liabilities:
Interest bearing demand accounts	$233,116	$755	1.28	$228,854	$726	1.26
Money market accounts	699,679	5,610	3.18	606,914	4,352	2.84
Savings accounts	342,971	873	1.01	375,043	904	0.96
Time deposits	3,935,125	47,305	4.77	3,409,894	37,377	4.35
Total interest-bearing deposits	5,210,891	54,543	4.15	4,620,705	43,359	3.72

Federal funds purchased	22,863	279	4.84	39,359	531	5.35
Securities sold under agreement to repurchase	1,041,577	9,865	3.76	415,652	4,658	4.45
Other borrowings	978,759	11,475	4.65	695,321	9,162	5.23
Long-term debt	171,136	3,182	7.38	55,101	1,207	8.69
Total interest-bearing liabilities	7,425,226	79,344	4.24	5,826,138	58,917	4.01
Non-interest bearing liabilities
Demand deposits	774,513			767,217
Other liabilities	129,855			101,888
Stockholders' equity	933,562			883,822
Total liabilities and stockholders' equity	$9,263,156			$7,579,065
Net interest spread (4)			3.10%			3.41%
Net interest income (4)		$80,131			$71,164
Net interest margin (4)			3.69%			4.06%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
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

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the periods indicated:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Three months ended September 30,
	2007-2006
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-Earning Assets:
Loans and leases	16,138	(2,534)	13,604
Taxable securities	5,932	1,416	7,348
Tax-exempt securities (2)	(473)	(69)	(542)
FHLB and FRB stocks	187	69	256
Deposits with other banks	1,002	141	1,143
Federal funds sold and securities purchased
under agreements to resell	7,558	27	7,585

Total increase in interest income	30,344	(950)	29,394

Interest-Bearing Liabilities:
Interest bearing demand accounts	14	15	29
Money market accounts	710	548	1,258
Savings accounts	(79)	48	(31)
Time deposits	6,099	3,829	9,928
Federal funds purchased	(205)	(47)	(252)
Securities sold under agreement to repurchase	6,019	(812)	5,207
Other borrowed funds	3,398	(1,085)	2,313
Long-term debt	2,180	(205)	1,975
Total increase in interest expense	18,136	2,291	20,427
Changes in net interest income	$12,208	$(3,241)	$8,967

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)
The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Provision for Loan Losses

The provision for loan losses was $2.2 million for the third quarter of 2007 compared to negative $1.0 million provision for loan losses for the third quarter of 2006 and a $2.1 million provision for loan losses for the second quarter of 2007. The provision for loan losses was $5.3 million for the first nine months of 2007 and $2.0 million for same period of 2006. The provision for loan losses was based on the review of the adequacy of the allowance for loan losses at September 30, 2007. The provision for loan losses represents the charge or credit against current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb loan losses inherent in the Company’s loan portfolio. The following table summarizes the charge-offs and recoveries for the periods as indicated:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2007	2006	2007	2006

Charge-offs:
Commercial loans	$511	$33	$6,253	$838
Construction loans	-	-	190	-
Real estate loans	912	3	1,030	3
Installment and other loans	-	-	1	4
Total charge-offs	1,423	36	7,474	845
Recoveries:
Commercial loans	138	300	2,911	944
Construction loans		-	190	-
Real estate loans	-	1	202	4
Installment and other loans	2	9	27	25
Total recoveries	140	310	3,330	973
Net Charge-offs / (Recoveries)	$1,283	$(274)	$4,144	$(128)

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, gains from sales of premises and equipment and other sources of fee income, was $8.9 million for the third quarter of 2007, an increase of $3.5 million, or 63.9%, compared to the non-interest income of $5.4 million for the third quarter of 2006.

In the third quarter of 2007, the Company recorded a gain of $2.7 million from sale of a property housing a former branch. In the third quarter of 2007, wealth management commissions increased $356,000, or 110%, to $681,000, venture capital income increased $319,000 as a result of partnership distributions, and letter of credit commissions increased by $181,000, or 12.6%, compared to the same quarter a year ago.

Non-Interest Expense

Non-interest expense increased $3.8 million, or 13.1%, to $33.2 million in the third quarter of 2007 compared to $29.4 million in the same quarter a year ago. The efficiency ratio was 37.46% for the third quarter of 2007 compared to 38.62% in the year ago quarter and 39.06% for the second quarter of 2007.

The increase of non-interest expense in the third quarter of 2007 compared to the same period a year ago was primarily due to the following:

•	Salaries and employee benefits increased $944,000, or 5.9%, due primarily to the Company’s acquisitions and the hiring of additional staff.
•	Occupancy expense increased $522,000, or 19.8%, primarily due to the additions of new branches through acquisitions and new branch openings.
•	Computer and equipment expense increased $556,000, or 29.6%, primarily due to a $474,000 increase in software license fees under new data processing contracts.
•	Professional services expense increased $212,000, or 9.7%, due primarily to increases of $146,000 in consulting expenses related to a new telephone system.
•
Expense from operations of affordable housing investments increased $1.1 million, or 77.7%, to $2.5 million compared to $1.4 million in the same quarter a year ago as a result of a $752,000 adjustment for additional prior year’s operating losses and additional investments in affordable housing projects.

•
Other operating expense increased $611,000, or 24.3%, primarily due to increases in training expenses of $165,000 related to the new Hong Kong branch, increases in postage expenses of $164,000, and a write-off of $295,000 of previously capitalized due diligence costs related to the proposed investment in First Sino Bank which the Company is no longer pursuing.

Income taxes

The effective tax rate was 36.2% for the third quarter of 2007, compared to 35.7% for the same quarter a year ago and 36.4% for the full year 2006.

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

Year-to-Date Income Statement Review

Net income was $94.5 million, or $1.84 per diluted share for the nine months ended September 30, 2007, an increase of $7.5 million, or 8.6%, in net income over the $87.0 million, or $1.69 per diluted share for the same period a year ago due primarily to increases in net interest income. The net interest margin for the nine months ended September 30, 2007, decreased 46 basis points to 3.76% compared to 4.22% for the same period a year ago.

Return on average stockholders’ equity was 13.49% and return on average assets was 1.43% for the nine months ended September 30, 2007, compared to a return on average stockholders’ equity of 13.83% and a return on average assets of 1.62% for the same period of 2006. The efficiency ratio for the nine months ended September 30, 2007 was 38.30% compared to 37.55% for the same period a year ago.

The average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rates, the net interest spread and the net interest margins for the periods indicated are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Nine months ended September 30,	2007			2006
		Interest	Average		Interest	Average
Taxable-equivalent basis	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest Earning Assets
Commercial loans	$1,274,468	$77,969	8.18%	$1,094,120	$65,421	7.99%
Residential mortgage	598,438	27,931	6.22	462,411	20,627	5.95
Commercial mortgage	3,404,720	198,193	7.78	3,007,743	173,997	7.73
Real estate construction loans	729,250	51,739	9.49	608,320	43,789	9.62
Other loans and leases	27,450	1,009	4.91	30,699	732	3.19
Total loans and leases (1)	6,034,326	356,841	7.91	5,203,293	304,566	7.83
Taxable securities	1,694,897	71,381	5.63	1,257,303	46,305	4.92
Tax-exempt securities (3)	65,583	3,205	6.54	85,160	4,356	6.84
FHLB and FRB stocks	48,493	1,689	4.66	31,653	1,100	4.64
Interest bearing deposits	62,702	3,288	7.01	15,773	259	2.20
Federal funds sold & securities purchased
under agreements to resell	269,137	15,382	7.64	4,878	160	4.39
Total interest-earning assets	8,175,138	451,786	7.39	6,598,060	356,746	7.23
Non-interest earning assets
Cash and due from banks	88,915			100,107
Other non-earning assets	630,396			555,039
Total non-interest earning assets	719,311			655,146
Less: Allowance for loan losses	(65,877)			(63,469)
Deferred loan fees	(11,890)			(12,948)
Total assets	$8,816,682			$7,176,789

Interest bearing liabilities:
Interest bearing demand accounts	$233,012	$2,230	1.28	$239,033	$2,057	1.15
Money market accounts	680,751	15,882	3.12	586,764	11,430	2.60
Savings accounts	346,951	2,606	1.00	379,516	2,517	0.89
Time deposits	3,758,715	133,548	4.75	3,255,741	95,789	3.93
Total interest-bearing deposits	5,019,429	154,266	4.11	4,461,054	111,793	3.35

Federal funds purchased	27,621	1,075	5.20	43,227	1,597	4.94
Securities sold under agreement to repurchase	831,430	23,126	3.72	365,714	11,183	4.09
Other borrowings	961,589	35,118	4.88	558,969	20,498	4.90
Junior subordinated notes	144,853	8,057	7.44	54,364	3,359	8.26
Total interest-bearing liabilities	6,984,922	221,642	4.24	5,483,328	148,430	3.62
Non-interest bearing liabilities
Demand deposits	776,946			753,855
Other liabilities	117,457			98,181
Stockholders' equity	937,357			841,425
Total liabilities and stockholders' equity	$8,816,682			$7,176,789
Net interest spread (4)			3.15%			3.61%
Net interest income (4)		$230,144			$208,316
Net interest margin (4)			3.76%			4.22%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
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

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates for the periods indicated:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Nine months ended September 30,
	2007-2006
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-Earning Assets:
Loans and leases	49,113	3,162	52,275
Taxable securities	17,754	7,322	25,076
Tax-exempt securities (2)	(969)	(182)	(1,151)
FHLB and FRB stocks	584	5	589
Deposits with other banks	1,744	1,285	3,029
Federal funds sold and securities purchased uncer agreements to resell	15,016	206	15,222

Total increase in interest income	83,242	11,798	95,040

Interest-Bearing Liabilities:
Interest bearing demand accounts	(53)	226	173
Money market accounts	1,993	2,459	4,452
Savings accounts	(228)	317	89
Time deposits	16,109	21,650	37,759
Federal funds purchased	(604)	82	(522)
Securities sold under agreement to repurchase	13,044	(1,101)	11,943
Other borrowed funds	14,705	(85)	14,620
Long-term debt	5,066	(368)	4,698
Total increase in interest expense	50,032	23,180	73,212
Changes in net interest income	$33,210	$(11,382)	$21,828

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)
The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Balance Sheet Review

Assets

Total assets increased by $1.6 billion, or 20.0%, to $9.6 billion at September 30, 2007, from year-end 2006 assets of $8.0 billion. The increase in total assets was represented primarily by increases in loans, securities purchased under agreements to resell, and investment securities funded by growth of deposits and borrowings.

Securities purchased under agreements to resell increased $360.0 million and long-term certificates of deposit increased $50.0 million during the first nine months of 2007 due to attractive rates available to the Company on these investments. Securities available-for-sale increased by $521.3 million during the first nine months of 2007 primarily due to purchases of callable agency securities which provided collateral for repurchase agreements.

Securities

Total securities were $2.0 billion, or 21.2%, of total assets at September 30, 2007, compared with $1.5 billion, or 19.0%, of total assets at December 31, 2006. The increase of $521.3 million, or 34.2%, was primarily due to purchases of $944.1 million of securities offset primarily by pay-downs, matured and called securities totaling $339.4 million and the sales of securities of $101.2 million during the first nine months of 2007. The acquisition of United Heritage Bank on March 30, 2007 increased securities by $14.3 million.

The net unrealized loss on securities available-for-sale, which represented the difference between fair value and amortized cost, totaled $17.0 million at September 30, 2007, compared to a net unrealized loss of $21.4 million at year-end 2006. The change was primarily caused by decreases in market interest rates. Net unrealized gains(losses) in the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax.

The average taxable-equivalent yield on investment securities increased 32 basis points to 5.66% for the three months ended September 30, 2007, compared with 5.34% for the same period a year ago, as lower yielding securities matured, prepaid, or were sold and the proceeds were reinvested at the higher prevailing interest rates.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale, as of September 30, 2007, and December 31, 2006:

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. government sponsored entities	$790,034	$1,645	$240	$791,439
State and municipal securities	34,750	377	47	35,080
Mortgage-backed securities	683,094	833	13,834	670,093
Commercial mortgage-backed securities	15,991	-	446	15,545
Collateralized mortgage obligations	222,753	47	6,378	216,422
Asset-backed securities	636	-	2	634
Corporate bonds	201,534	203	696	201,041
Preferred stock of government sponsored entities	11,750	1,725	-	13,475
Foreign corporate bonds	100,000	13	213	99,800

Total	$2,060,542	$4,843	$21,856	$2,043,529

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. treasury securities	$994	$-	$1	$993
U.S. government sponsored entities	364,988	67	3,556	361,499
State and municipal securities	54,843	769	80	55,532
Mortgage-backed securities	549,150	687	15,070	534,767
Commercial mortgage-backed securities	20,554	-	588	19,966
Collateralized mortgage obligations	251,997	46	6,417	245,626
Asset-backed securities	783	-	3	780
Corporate bonds	206,008	325	396	205,937
Preferred stock of government sponsored entities	19,350	2,660	-	22,010
Foreign corporate bonds	75,000	126	13	75,113

Total	$1,543,667	$4,680	$26,124	$1,522,223

The following table summarizes the scheduled maturities by security type of securities available-for-sale, as of September 30, 2007:

	Maturity Distribution
	As of September 30, 2007
		After One	After Five
	One Year	Year to	Years to	Over Ten
	or Less	Five Years	Ten Years	Years	Total
	(Dollars in thousands)

U.S. government sponsored entities	$12,288	$773,917	$3,992	$1,242	$791,439
State and municipal securities	1,091	8,011	21,673	4,305	35,080
Mortgage-backed securities(1)	118	22,562	2,392	645,021	670,093
Commercial mortgage-backed securities(1)	-	-	-	15,545	15,545
Collateralized mortgage obligations(1)	-	-	6,864	209,558	216,422
Asset-backed securities(1)	-	-	-	634	634
Corporate bonds	1,276	249	199,516	-	201,041
Preferred stock of government sponsored entities (2)	-	-	-	13,475	13,475
Foreign corporate bonds	-	-	99,800	-	99,800

Total	$14,773	$804,739	$334,237	$889,780	$2,043,529

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	These securities have no final maturity date.

Between 2002 and 2004, the Company purchased a number of collateralized mortgage obligations comprised of interests in non-agency guaranteed residential mortgages. At September 30, 2007, the remaining par value of these securities was $204.6 million which represents 10.0% of the fair value of the Company’s security available-for-sale and 2.1% of the Company’s total assets. At September 30, 2007, the unrealized loss for these securities was $6.3 million which represented 3.1% of the par amount of these non-agency guaranteed residential mortgages. Based on the Company’s analysis at September 30, 2007, there was no “other-than-temporary” impairment in these securities due to the short remaining expected life of 4.5 years, the low loan to value ratio for the loans underlying these securities and the credit support provided by junior tranches of these securitizations.

The Company has the ability and intent to hold the securities, including the non-agency securities discussed above with unrealized losses of $6.3 million and $503.3 million of agency mortgaged back securities with unrealized losses of $13.8 million, for a period of time sufficient for a recovery of cost for those issues with unrealized losses. The temporarily impaired securities represent 45.9% of the fair value of the Company’s securities as of September 30, 2007. Unrealized losses for securities with unrealized losses for less than twelve months represent 0.4%, and securities with unrealized losses for twelve months or more represent 3.1% of the historical cost of these securities and generally resulted from increases in interest rates subsequent to the date that these securities were purchased. At September 30, 2007, 114 issues of securities had unrealized losses for 12 months or longer and 39 issues of securities had unrealized losses of less than 12 months. All of these securities are investment grade, as of September 30, 2007.

At September 30, 2007, management believes the impairment is temporary and, accordingly, no impairment loss has been recognized in the Company’s consolidated statements of income. The table below shows the fair value, unrealized losses and number of issuances as of September 30, 2007, of the temporarily impaired securities in the Company’s available-for-sale securities portfolio:

	Temporarily Impaired Securities as of September 30, 2007

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(In thousands)
Description of securities
U.S. government sponsored entities	$727	$25	4	$26,766	$215	2	$27,493	$240	6
State and municipal securities	764	9	2	1,448	38	3	2,212	47	5
Mortgage-backed securities	105,392	185	18	397,868	13,649	73	503,260	13,834	91
Commercial mortgage-backed securities	-	-	-	15,545	446	2	15,545	446	2
Collateralized mortgage obligations	6,645	89	3	207,375	6,290	32	214,020	6,379	35
Asset-backed securities	-	-	-	634	2	2	634	2	2
Corporate bonds	125,189	696	10	-	-	-	125,189	696	10
Foreign corporate bonds	49,788	212	2	-	-	-	49,788	212	2

Total	$288,505	$1,216	39	$649,636	$20,640	114	$938,141	$21,856	153

Loans

Gross loans at September 30, 2007, were $6.4 billion compared with $5.7 billion at year-end 2006. Gross loan growth during the nine months in 2007 equaled $691.9 million, an increase of 12.0% from December 31, 2006, reflecting increases in all major loan categories. The acquisition of United Heritage Bank on March 30, 2007 increased loans by $38.6 million.

Commercial mortgage loans increased $417.7 million, or 12.9%, to $3.6 billion at September 30, 2007, compared to $3.2 billion at year-end 2006. At September 30, 2007, this portfolio represented approximately 56.6% of the Bank’s gross loans compared to 56.1% at year-end 2006. Commercial loans increased $128.8 million, or 10.4%, to $1.4 billion at September 30, 2007, compared to $1.2 billion at year-end 2006. Residential mortgage loans totaled $537.6 million at September 30, 2007 which increased $81.7 million, or 17.9%, from $455.9 million at December 31, 2006. Real estate construction loans increased $78.2 million, or 11.4%, to $763.4 million at September 30, 2007, compared to $685.2 million at year-end 2006.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	September 30, 2007	% of Gross Loans	December 31, 2006	% of Gross Loans	% Change
Type of Loans
Commercial	$1,372,554	21.3%	$1,243,756	21.7%	10.4%
Residential mortgage	537,565	8.3	455,949	7.9	17.9
Commercial mortgage	3,644,371	56.6	3,226,658	56.1	12.9
Equity lines	101,825	1.6	118,473	2.1	(14.1)
Real estate construction	763,403	11.9	685,206	11.9	11.4
Installment	16,949	0.3	13,257	0.2	27.8
Other	2,740	0.0	4,247	0.1	(35.5)

Gross loans and leases	$6,439,407	100%	$5,747,546	100%	12.0%

Allowance for loan losses	(66,277)		(64,689)		2.5
Unamortized deferred loan fees	(11,054)		(11,984)		(7.8)

Total loans and leases, net	$6,362,076		$5,670,873		12.2%

Asset Quality Review

Non-performing Assets

Non-performing assets to gross loans and other real estate owned was 0.79% at September 30, 2007, compared to 0.62% at December 31, 2006. Total non-performing assets increased $15.0 million to $50.6 million at September 30, 2007, compared with $35.6 million at December 31, 2006, primarily due to a $24.0 million increase in non-accrual loans partially offset by a $4.1 million decrease in accruing loans past due 90 days or more and by a $4.9 million decrease in other real estate owned.

At September 30, 2007, total non-accrual loans included $24.4 million in loans secured by real estate collateral in Texas comprised of a $9.6 million apartment loan, a $6.7 million shopping center construction loan that became Other Real Estate Owned on October 2, 2007, a $4.9 million shopping center construction loan that is expected to be paid off by the end of November, a $2.2 million apartment loan and a $1.0 million residential construction loan. Also included in non-accrual loans at September 30, 2007 are a $5.3 million condo construction loan in Massachusetts and a $4.5 million office building loan in Northern California. Included in troubled debt restructured loans at September 30, 2007 is a $12.2 million condominium conversion construction loan for a project in Southern California where the interest rate has been reduced to 6.0%.

The allowance for loan losses amounted to $66.3 million at September 30, 2007, and represented the amount that the Company believes to be sufficient to absorb loan losses inherent in the Company’s loan portfolio. The allowance for loan losses represented 1.03% of period-end gross loans and 132% of non-performing loans at September 30, 2007. The comparable ratios were 1.13% of gross loans and 213% of non-performing loans at December 31, 2006.

The following table sets forth the detail of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Non-performing assets
Accruing loans past due 90 days or more	$3,903	$8,008
Non-accrual loans:
Construction	19,082	5,786
Commercial real estate	21,098	1,276
Commercial	4,592	14,424
Real Estate mortgage	1,529	836
Other	17	-
Total non-accrual loans:	46,318	22,322
Total non-performing loans	50,221	30,330
Other real estate owned	374	5,259
Total non-performing assets	$50,595	$35,589
Troubled debt restructurings	$13,176	$955

Non-performing assets as a percentage of gross loans and OREO	0.79%	0.62%
Allowance for loan losses as a percentage of gross loans and leases	1.03%	1.13%
Allowance for loan losses as a percentage of non-performing loans	131.97%	213.28%

Non-accrual Loans

Non-accrual loans increased by $24.0 million to $46.3 million at September 30, 2007, from $22.3 million at December 31, 2006.

The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	September 30, 2007			December 31, 2006
	Real			Real
	Estate (1)	Commercial	Other	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/ multi-family residence	$28,306	$277	$-	$7,111	$180
Commercial real estate	12,669	-	-	674	1,265
Land	734	-	-	113	-
UCC	-	4,243	-	-	12,779
Unsecured	-	72	17	-	200
Total	$41,709	$4,592	$17	$7,898	$14,424

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

The following table presents non-accrual loans by type of businesses in which the borrowers are engaged, as of the dates indicated:

	September 30, 2007			December 31, 2006
	Real			Real
	Estate (1)	Commercial	Other	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$39,561	$-	$-	$6,651	$-
Wholesale/Retail	618	1,899	17	130	8,631
Food/Restaurant	-	92	-	282	3,126
Import/Export	-	2,601	-	-	2,667
Other	1,530	-	-	835	-
Total	$41,709	$4,592	$17	$7,898	$14,424

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

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

As of September 30, 2007 troubled debt restructurings was comprised of four loans totaling $13.2 million which increased $12.2 million from $955,000 as of December 31, 2006 primarily due to a condominium conversion construction loan of $12.2 million in Southern California where the interest rate has been reduced to 6.0% during the third quarter of 2007.

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

The Company identified impaired loans with a recorded investment of $46.3 million at September 30, 2007, compared with $22.3 million at year-end 2006. The Company considers all non-accrual loans to be impaired.  The following table presents impaired loans and the related allowance, as of the dates indicated:

	At September 30, 2007	At December 31, 2006
	(In thousands)

Balance of impaired loans with no allocated allowance	$42,335	$10,522
Balance of impaired loans with an allocated allowance	3,983	11,800

Total recorded investment in impaired loans	$46,318	$22,322

Amount of the allowance allocated to impaired loans	$2,652	$4,310

Loan Concentration

Most of the Company’s business activity is with customers located in the predominantly Asian areas of Southern and Northern California; New York City; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; and New Jersey. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral.

There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of September 30, 2007, or December 31, 2006.

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

The allowance for loan losses amounted to $66.3 million at September 30, 2007, and represented the amount that the Company believes to be sufficient to absorb loan losses inherent in the Company’s loan portfolio. The allowance for loan losses represented 1.03% of period-end gross loans and 132% of non-performing loans at September 30, 2007. The comparable ratios were 1.13% of gross loans and 213% of non-performing loans at December 31, 2006.

The following table sets forth information relating to the allowance for loan losses for the periods indicated:

	For the nine months ended September 30, 2007	For the year ended December 31, 2006
(Dollars in thousands)

Balance at beginning of period	$64,689	$60,251
Provision of loan losses	5,300	2,000
Loans charged off	(7,474)	(2,030)
Recoveries of loans charged off	3,330	1,315
Allowance from acquisitions	432	3,153
Balance at end of period	$66,277	$64,689

Average loans outstanding during the period	$6,034,326	$5,310,564
Total gross loans outstanding, at period-end	$6,439,407	$5,747,546
Total non-performing loans, at period-end	$50,221	$30,330
Ratio of net charge-offs to average loans outstanding during the period (annualized)	0.09%	0.01%
Provision for loan losses to average loans outstanding during the period (annualized)	0.12%	0.04%
Allowance to non-performing loans, at period-end	131.97%	213.28%
Allowance to gross loans, at period-end	1.03%	1.13%

For impaired loans, we provide specific allowances based on an evaluation of impairment. For the portfolio of classified loans we determine an allowance based on an assigned loss percentage. The percentage assigned depends on a number of factors including loan classification, the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral, charge-off history, management’s knowledge of the portfolio, and general economic conditions. During the third quarter of 2007, we revised our minimum loss rates for loans rated Special Mention and Substandard to incorporate the results of a classification migration model reflecting actual losses beginning in 2003. In addition, beginning in the third quarter of 2007, minimum loss rates have been specifically assigned for loans graded minimally acceptable instead of grouping these loans with the unclassified portfolio discussed below.

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

To determine the allowance, the Bank employs two primary methodologies: the classification process and the individual loan review analysis methodology. These methodologies support the basis for determining allocations between the various loan categories and the overall adequacy of the Bank’s allowance to provide for probable loss in the loan portfolio. These methodologies are further supported by additional analysis of relevant factors such as the historical losses in the portfolio, trends in the non-performing/non-accrual loans, loan delinquencies, the volume of the portfolio, peer group comparisons, and federal regulatory policy for loan and lease losses. Other significant factors of portfolio analysis include changes in lending policies/underwriting standards, portfolio composition, concentrations of credit, and trends in the national and local economy.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

(Dollars in thousands)	September 30, 2007		December 31, 2006
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
Type of Loans:	Amount	Gross Loans	Amount	Gross Loans
Commercial loans	$30,414	21.1%	$35,569	20.9%
Residential mortgage loans	1,268	9.9	1,510	9.1
Commercial mortgage loans	25,443	56.4	22,160	57.6
Real estate construction loans	9,113	12.1	5,431	11.8
Installment loans	39	0.3	10	0.3
Other loans	-	0.2	9	0.3
Total	$66,277	100%	$64,689	100%

The allowance allocated to commercial loans decreased from $35.6 million at December 31, 2006, to $30.4 million at September 30, 2007, due primarily to charge-offs of certain impaired commercial loans and the decrease in the reserve factor based on a 5-year moving average of loss experience in commercial loans. Non-accrual commercial loans by collateral type were $4.6 million, or 9.9% of non-accrual loans at September 30, 2007, compared to $14.4 million, or 64.6% at December 31, 2006.

The allowance allocated to residential mortgage loans decreased $242,000 from $1.5 million at December 31, 2006, to $1.3 million at September 30, 2007 due to a decrease in the environmental risk identification reserve factor.

The allowance allocated to commercial mortgage loans increased from $22.2 million at December 31, 2006, to $25.4 million at September 30, 2007, due to loan growth and the increase in the level of problem loans. As of September 30, 2007, there were $21.1 million commercial mortgage loans on non-accrual status. Non-accrual commercial mortgage loans as a percentage to total non-accrual loans was 45.6% at September 30, 2007.

The allowance allocated to construction loans has increased from $5.4 million at December 31, 2006, to $9.1 million at September 30, 2007, due primarily to an increase in the amount of construction loans risk graded as Special Mention and Substandard during 2007 as a result of slower housing sales and lower selling prices in California. The allowance allocated to construction loans as a percentage of total construction loans was 1.2% of construction loans at September 30, 2007 compared to 0.9% at December 31, 2006. At September 30, 2007, there were seven construction loans totaling $19.1 million on non-accrual status which comprised 41.2% of non-accrual loans.

Allowances for other risks of potential loan losses equaling $2.4 million as of September 30, 2007, compared to $2.5 million at December 31, 2006, have been included in the allocations above. Based on the assessment of the risk of higher energy prices on the ability of the Bank’s borrowers to service their loans, management has determined that the allowance of $2.4 million at September 30, 2007 was appropriate.

Deposits

Total deposits increased $395.5 million, or 7.0%, to $6.1 billion at September 30, 2007, from $5.7 billion at December 31, 2006. Deposit growth was primarily due to increases in money market deposits and time deposits. The acquisition of United Heritage Bank at March 30, 2007, increased deposits by $54.2 million. Non-interest-bearing demand deposits, interest-bearing demand deposits, and savings deposits comprised 33.7% of total deposits at September 30, 2007, time deposit accounts of less than $100,000 comprised 18.0% of total deposits, while the remaining 48.3% was comprised of time deposit accounts of $100,000 or more.

The following table displays the deposit mix as of the dates indicated:

	September 30, 2007	% of Total	December 31, 2006	% of Total	% Change
Deposits	(Dollars in thousands)
Non-interest-bearing demand	$778,690	12.8%	$781,492	13.8%	(0.4)%
NOW	228,659	3.8	239,589	4.2	(4.6)
Money market	697,721	11.5	657,689	11.6	6.1
Savings	336,743	5.6	358,827	6.3	(6.2)
Time deposits under $100,000	1,095,348	18.0	1,007,637	17.8	8.7
Time deposits of $100,000 or more	2,933,645	48.3	2,630,072	46.3	11.5
Total deposits	$6,070,806	100.0%	$5,675,306	100.0%	7.0%

For the nine months ended September 30, 2007, brokered deposits increased $141.2 million to $388.9 million from $247.7 million at December 31, 2006.

Borrowings

Borrowings include Federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, borrowing from other financial institutions, subordinated and junior subordinated notes issued.

Federal funds purchased were $98.0 million with a weighted average rate of 5.29% as of September 30, 2007, compared to $50.0 million with a weighted average rate of 5.31% as of December 31, 2006.

Securities sold under agreements to repurchase were $1.1 billion with a weighted average rate of 3.74% at September 30, 2007, compared to $400.0 million with a weighted average rate of 4.40% at December 31, 2006. Seventeen agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Two agreements of $50.0 million each are with initial fixed rates of 3.33% and 3.50%, respectively, for six months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate of 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The Company may be required to provide additional collateral for the repurchase agreements. In addition, there were three short term repurchase agreements totaling $108.7 million which will mature in the fourth quarter of 2007 with a weighted average interest rate of 5.45% at September 30, 2007. At September 30, 2007, included in long-term transactions are seven repurchase agreements totaling $350.0 million that were callable but had not been called. Two repurchase agreements, $50.0 million each, have fixed interest rates at 4.75% and 4.79% until their final maturities in March 2011. Five repurchase agreements, $50.0 million each, have fixed interest rates ranging from 4.29% to 4.61%, until their final maturities in the first half of 2014.

Total advances from the FHLB of San Francisco increased $375.0 million to $1.1 billion at September 30, 2007 from $714.7 million at December 31, 2006. Non-puttable advances totaled $389.7 million with a weighted rate of 5.22% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at September 30, 2007. The FHLB has the right to terminate the puttable transaction at par on the first anniversary date in the first quarter of 2008 and quarterly thereafter for $300.0 million of the advances and on the second anniversary date in 2009 and quarterly thereafter for $400.0 million of the advances.

On May 31, 2005, the Bancorp entered into a $30.0 million 364-day unsecured revolving loan agreement with a commercial bank bearing an interest rate of LIBOR plus 90 basis points and a commitment fee of 12.5 basis points on unused commitments. This loan was paid off in April, 2007.

Long-term Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt. The debt has a maturity term of 10 years and bears interest at a rate of three-month LIBOR plus 110 basis points. As of September 30, 2007, $50.0 million was outstanding with a rate of 6.30% under this note compared to $50.0 million at a rate of 6.46% at December 31, 2006.

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

At September 30, 2007, junior subordinated debt securities totaled $121.1 million with a weighted average interest rate of 7.73% compared to $54.1 million with a weighted average rate of 8.39% at December 31, 2006. The junior subordinated debt issued qualifies as Tier 1 capital for regulatory reporting purposes.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of September 30, 2007. Payments for deposits and borrowings do not include interest. Payments related to leases are based on amount specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(Dollars in thousands)

Contractual obligations:
Deposits with stated maturity dates	$3,939,771	$87,344	$1,867	$11	$4,028,993
Federal funds purchased	98,000	-	-	-	98,000
Securities sold under agreements to repurchase (1)	108,710	-	150,000	850,000	1,108,710
Advances from the Federal Home Loan Bank (2)	244,500	-	145,180	700,000	1,089,680
Other borrowings	3,351	-	-	19,670	23,021
Long-term debt	-	-	-	171,136	171,136
Operating leases	7,231	10,184	6,256	6,380	30,051

Total contractual obligations and other commitments	$4,401,563	$97,528	$303,303	$1,747,197	$6,549,591

(1)
These repurchase agreements have a final maturity of 5-year, 7-year and 10-year from origination date but are callable on a quarterly basis after the six months or one year anniversary according to agreements.

(2)
FHLB advances of $700.0 million that mature in 2012 have a callable option. On a quarterly basis, $300.0 million are callable on the first anniversary date and $400.0 million are callable on the second anniversary date.

Capital Resources

Stockholders’ equity of $948.9 million at September 30, 2007, increased by $5.8 million, or 0.6%, compared to $943.1 million at December 31, 2006. The following table summarizes the activity in stockholders’ equity:

(Dollars in thousands)	Nine months ended
September 30, 2007
Net income	$94,553
Proceeds from shares issued to the Dividend Reinvestment Plan	1,837
Proceeds from exercise of stock options	1,416
Tax benefits from stock-based compensation expense	503
Share-based compensation	5,694
Purchase of treasury stock	(76,908)
Changes in other comprehensive income	2,568
Cumulative effect adjustment as a result of adoption of FASB Interpretation
No. 48 - Accounting for Uncertainty in Income Taxes	(8,524)
Cash dividends paid	(15,294)
Net increase in stockholders' equity	$5,845

During the third quarter of 2007, the Company repurchased 175,500 shares of its common stock for $5.4 million, or $30.77 average cost per share. During the first nine months of 2007, the Company repurchased 2,279,553 shares of its common stock for $76.9 million, or $33.74 average cost per share. At September 30, 2007, 172,150 shares remain under the Company’s May 8, 2007, repurchase program. From October 30 to November 2, 2007, the Company repurchased 172,150 shares of its common stock for $5.1 million, or $29.66 average cost per share and thereby completed its May 2007 repurchase program. From January 1, 2007 to November 2, 2007, the Company repurchased 2,451,703 shares of its common stock for $82.0 million, or $33.45 average cost per share.

The Company declared a cash dividend of 9 cents per share for distribution in January 2007 on 51,953,759 shares outstanding and declared a cash dividend of 10.5 cents per share for distribution in April on 51,158,476 shares outstanding, for distribution in July on 49,963,215 shares outstanding, and for distribution in October on 49,819,381 shares outstanding. Total cash dividends paid in 2007, including the $5.2 million paid in October, amounted to $20.5 million.

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

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of September 30, 2007. In addition, the capital ratios of the Bank place it in the “well capitalized” category, which is defined as institutions with a total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Bancorp’s and the Bank’s capital and leverage ratios as of September 30, 2007, and December 31, 2006:

	Cathay General Bancorp				Cathay Bank
	September 30, 2007		December 31, 2006		September 30, 2007		December 31, 2006
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$741,736	9.22	$673,705	9.40	$730,284	9.08	$670,206	9.37
Tier 1 capital minimum requirement	321,968	4.00	286,744	4.00	321,600	4.00	286,238	4.00
Excess	$419,768	5.22	$386,961	5.40	$408,684	5.08	$383,968	5.37

Total capital (to risk-weighted assets)	$857,482	10.65	$788,284	11.00	$847,337	10.54	$786,092	10.99
Total capital minimum requirement	643,937	8.00	573,488	8.00	643,201	8.00	572,476	8.00
Excess	$213,545	2.65	$214,796	3.00	$204,136	2.54	$213,616	2.99

Tier 1 capital (to average assets) - Leverage ratio	$741,736	8.32	$673,705	8.98	$730,284	8.20	$670,206	8.95
Minimum leverage requirement	356,806	4.00	300,055	4.00	356,107	4.00	299,409	4.00
Excess	$384,930	4.32	$373,650	4.98	$374,177	4.20	$370,797	4.95

Risk-weighted assets	$8,049,212		$7,168,601		$8,040,007		$7,155,951
Total average assets (1)	$8,920,152		$7,501,371		$8,902,667		$7,485,214

(1)
The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”). At September 30, 2007, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) was at 16.4% compared to 15.4% at year-end 2006.

To supplement its liquidity needs, the Bank maintains credit lines which total $258.0 million for federal funds with five correspondent banks, and master agreements with brokerage firms for the sale of securities subject to repurchase. The Bank is also a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of September 30, 2007, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.3 billion. The total advances outstanding with the FHLB of San Francisco at September 30, 2007, was $1.1 billion. These borrowings are secured by loans and securities.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities available-for-sale. At September 30, 2007, investment securities available-for-sale at fair value totaled $2.0 billion, with $1.6 billion pledged as collateral for borrowings and other commitments. The remaining $444.2 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 98% of the Company’s time deposits are maturing within one year or less as of September 30, 2007. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

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

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. The Company’s simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level in our policy to value the net economic value of our portfolio of assets and liabilities to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. At September 30, 2007, the market value of equity exceeded management’s 15% limit for a hypothetical upward rate change of 200 basis points. Management intends to take steps over the remainder of the year to reduce this exposure.

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of September 30, 2007:

	Net Interest	Market Value
	Income	of Equity
	Volatility (1)	Volatility (2)
Change in Interest Rate (Basis Points)	September 30, 2007	September 30, 2007
+200	-12.40	-22.54
+100	-5.28	-11.38
-100	-2.69	1.68
-200	-6.55	3.46

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

The Company primarily operates in California with twenty one branches in Southern California and ten branches in Northern California among its 50 branches nationwide. Adverse economic conditions caused by wildfire, earthquake and other natural disasters could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers and erode the value of loan collateral. These events could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans and otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us.

In October 2007, the wildfires raging across Southern California due to dry weather and high winds have damaged lives and residential properties, and caused huge economic losses. There was no adverse impact on the Company’s business from October 2007’s Southern California wildfire.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2007 - July 31, 2007)	NONE			347,650
Month #2 (August 1, 2007 - August 31, 2007)	175,500	$30.77		172,150
Month #3 (September 1, 2007 - September 30, 2007)	NONE			172,150
Total	175,500	$30.77		172,150

During the third quarter of 2007, the Company repurchased 175,500 shares of its common stock for $5.4 million, or $30.77 average cost per share. During the first nine months of 2007, the Company repurchased 2,279,553 shares of its common stock for $76.9 million, or $33.74 average cost per share. At September 30, 2007, 172,150 shares remain under the Company’s May 8, 2007, repurchase program.

From October 30, 2007, to November 2, 2007, the Company repurchased 172,150 shares of its common stock for $5.1 million or $29.66 average cost per share and thereby completed its May 8, 2007 repurchase program. From January 1, 2007 to November 2, 2007, the Company repurchased 2,451,703 shares of its common stock for $82.0 million, or $33.45 average cost per share.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

Item 5. OTHER INFORMATION.

The Bonus Deferral Agreement that the Company entered into with its Chairman of the Board, President, and Chief Executive Officer, Mr. Dunson Cheng, effective November 23, 2004 was amended and restated on November 8, 2007 to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). A copy of the amended and restated agreement is filed as an exhibit to this report. The Bonus Deferral Agreement provided for the deferral by Mr. Cheng of the payment of that portion of his incentive bonus for 2004 that was in excess of $225,000 until January 1 of the first year following Mr. Cheng’s separation from service with the Company. It has been amended to provide that, if Mr. Cheng is a specified employee under Section 409A(a)(2)(B)(i) of the Code, payment of the deferred amount will be delayed to the later of: (i) January 1 of the first year following his separation from service; or (ii) the first day of the seventh month following his separation from service.

The 2005 Incentive Plan has also been amended to add certain provisions that deal with Section 409A of the Code. A copy of the amended and restated 2005 Incentive Plan is filed as an exhibit to this report.

Item 6. EXHIBITS.

(i)	Exhibit 10.6.1 Amended and Restated Bonus Deferral Agreement. *

(ii)	Exhibit 10.8.1 Amended and Restated Cathay General Bancorp 2005 Incentive Plan. *

(iii)	Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iv)	Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(v)	Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(vi)	Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp (Registrant)

Date: November 9, 2007	By:	/s/ Dunson K. Cheng
Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: November 9, 2007	By:	/s/ Heng W. Chen
Heng W. Chen Executive Vice President and Chief Financial Officer