Form 10-K
period 2007-12-31
CATHAY GENERAL BANCORP
filed 2008-02-29
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐    Non-accelerated filer ☐     Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2007) was $1,481,399,952. This value is estimated solely for the purposes of this cover page. The market value of shares held by Registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded because they may be considered to be affiliates of the Registrant.

As of February 15, 2008, there were 49,381,886 shares of common stock outstanding, par value $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

•

Portions of Registrant’s definitive proxy statement relating to Registrant’s 2008 Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2007, are incorporated by reference into Part III.

CATHAY GENERAL BANCORP

2007 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

In this Annual Report on Form 10-K, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. These forward-looking statements may include, but are not limited to, such words as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” or the negative of such terms and other comparable terminology or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties and other factors include, but are not limited to adverse developments or conditions related to or arising from:

•	deterioration in asset or credit quality;

•	acquisitions of other banks, if any;

•	fluctuations in interest rates;

•	expansion into new market areas;

•	earthquake, wildfire or other natural disasters;

•	competitive pressures;

•	legislative and regulatory developments;

•	general economic or business conditions in California and other regions where the Bank has operations; and

•	other factors discussed in Part I — Item 1A — “Risk Factors” of this Annual Report on Form 10-K.

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

PART I

Item 1. Business.

Business of Bancorp

Overview

Cathay General Bancorp is a corporation that was organized in 1990 under the laws of the State of Delaware. We are the holding company of Cathay Bank, a California state-chartered commercial bank. Our principal current business activity is to hold all of the outstanding stock of Cathay Bank. In the future, we may become an operating company or acquire savings institutions, other banks, or companies engaged in bank-related activities and may engage in or acquire such other businesses, or activities as may be permitted by applicable law. Our only office, and our principal place of business, is currently located at the main office of our wholly owned subsidiary, Cathay Bank, at 777 North Broadway, Los Angeles, California 90012. Our telephone number is (213) 625-4700. We plan to move our principal office to 9650 Flair Drive, El Monte, California 91731 in the second half of 2008. Our common stock is traded on the NASDAQ Global Select Market and our trading symbol is “CATY”.

We continue to look for opportunities to expand the Bank’s branch network by seeking new branch locations and by acquiring other financial institutions to diversify our customer base in order to compete for new deposits and loans, and to be able to serve our customers more effectively. We completed two acquisitions in 2006 and one acquisition in 2007. In May 2006, we completed the acquisition of New York-based Great Eastern Bank for $56.3 million in cash and 1,181,164 shares of our common stock. In October 2006, we acquired Illinois-based New Asia Bancorp in a merger for $12.9 million in cash and 291,165 shares of our common stock. In March 2007, we completed an all cash acquisition of New Jersey-based United Heritage Bank for $9.4 million.

Subsidiaries of Bancorp

In addition to its wholly-owned bank subsidiary, the Bancorp has the following subsidiaries:

Cathay Capital Trust I, Cathay Statutory Trust I, Cathay Capital Trust II, Cathay Capital Trust III and Cathay Capital Trust IV. The Bancorp established Cathay Capital Trust I in June 2003, Cathay Statutory Trust I in September 2003, Cathay Capital Trust II in December 2003, Cathay Capital Trust III in March 2007, and Cathay Capital Trust IV in May 2007 (collectively, the “Trusts”) as wholly owned subsidiaries. The Trusts are statutory business trusts. The Trusts issued capital securities representing undivided preferred beneficial interests in the assets of the Trusts. The Trusts exist for the purpose of issuing the capital securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the Trusts by the Bancorp, in Junior Subordinated Notes issued by the Bancorp. The Bancorp guarantees, on a limited basis, payments of distributions on the capital securities of the Trusts and payments on redemption of the capital securities of the Trusts. The Bancorp is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier 1 Capital for regulatory purposes.

Because the Bancorp is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company. The capital securities of the Trusts are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes. On March 1, 2005, the Federal Reserve adopted a final rule that retains trust preferred securities in the Tier I capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25% of Tier I capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier II capital, subject to restrictions. In the last five years before maturity, the outstanding amount must be excluded from Tier I capital and included in Tier II capital. Bank holding companies with significant international operations would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier I capital elements, net of goodwill. We do not expect that this rule will have a materially adverse effect on our capital positions.

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

Business of the Bank

General

Cathay Bank was incorporated under the laws of the State of California on August 22, 1961, and was licensed by the California Department of Financial Institutions (previously known as the California State Banking Department), and commenced operations as a California state-chartered bank on April 19, 1962. Cathay Bank is an insured bank under the Federal Deposit Insurance Act, but it is not a member of the Federal Reserve System.

The Bank’s head office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. In addition, as of December 31, 2007, the Bank had branch offices in Southern California (21 branches), Northern California (10 branches), New York (nine branches), Massachusetts (one branch), Texas (two branches), Washington (three branches), Illinois (three branches), New Jersey (one branch), Hong Kong (one branch) and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”). Each branch office has loan approval rights subject to the branch manager’s authorized lending limits. Current activities of the Shanghai and Taipei representative offices are limited to coordinating the transportation of documents to the Bank’s head office and performing liaison services.

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

As a commercial bank, Cathay Bank accepts checking, savings, and time deposits, and makes commercial, real estate, personal, home improvement, automobile, and other installment and term loans. From time to time, the Bank invests available funds in other interest-earning assets, such as U.S. Treasury securities, U.S. government agency securities, state and municipal securities, mortgage-backed securities, asset-backed securities, corporate bonds, and other security investments. The Bank also provides letters of credit, wire transfers, forward currency spot and forward contracts, traveler’s checks, safe deposit, night deposit, Social Security payment deposit, collection, bank-by-mail, drive-up and walk-up windows, automatic teller machines (“ATM”), Internet banking services, and other customary bank services.

The Bank primarily services individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located and provides commercial mortgage loans, commercial loans, Small Business Administration (“SBA”) loans, residential mortgage loans, real estate construction loans, equity lines of credit; and installment loans to individuals for automobile, household, and other consumer expenditures.

Through Cathay Wealth Management, Cathay Bank provides its customers the ability to trade stocks online and to purchase mutual funds, annuities, equities, bonds, and short-term money market instruments, through PrimeVest Financial Services. These products are not insured by the FDIC.

Securities

The Bank’s securities portfolio is managed in accordance with a written Investment Policy which addresses strategies, types, and levels of allowable investments, and which is reviewed and approved by our Board of Directors.

Our investment portfolio is managed to meet our liquidity needs through proceeds from scheduled maturities and is also utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances. The portfolio is comprised of U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, obligations of states and political subdivisions, corporate debt instruments, and equity securities. At December 31, 2007, the aggregate investment securities portfolio, with a carrying value of $2.35 billion, was classified as investment grade securities. We do not include federal funds sold and certain other short-term securities as investment securities. These other investments are included in cash and cash equivalents.

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

Loans

Cathay Bank’s Board of Directors and senior management establish, review, and modify Cathay Bank’s lending policies. These policies include a potential borrower’s financial condition, ability to repay the loan, character, existence of secondary repayment source (such as guaranty), quality and availability of collateral, capital, leverage capacity of the borrower, market conditions for the borrower’s business or project, and prevailing economic trends and conditions. For mortgage loans, our lending policies require an independent appraisal of the real property in accordance with applicable regulatory guidelines. Loan originations are obtained through a variety of sources, including existing customers, walk-in customers, referrals from brokers or existing customers, and advertising. While loan applications are accepted at all branches, the Bank’s centralized document department supervises the application process including documentation of loans, review of appraisals, and credit reports.

Commercial Mortgage Loans. These loans are typically secured by first deeds of trust on commercial properties, including primarily commercial retail properties, shopping centers, and owner-occupied industrial facilities, and, secondarily, office buildings, multiple-unit apartments, and multi-tenanted industrial properties.

The Bank also makes medium-term commercial mortgage loans which are generally secured by commercial or industrial buildings where the borrower uses the property for business purposes or derives income from tenants.

Commercial Loans. The Bank provides financial services to diverse commercial and professional businesses in its market areas. Commercial loans consist primarily of short-term loans (normally with a maturity of up to one year) to support general business purposes, or to provide working capital to businesses in the form of lines of credit to finance trade. The Bank continues to focus primarily on commercial lending to small-to-medium size businesses within the Bank’s geographic market areas. Commercial loan pricing is generally at a rate tied to the prime rate, as quoted in The Wall Street Journal, or the Bank’s reference rate.

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

Residential Mortgage Loans. The Bank originates single-family-residential mortgage loans. The single-family-residential mortgage loans are comprised of conforming, nonconforming, and jumbo residential mortgage loans, and are secured by first or subordinate liens on single (one-to-four) family residential properties. The Bank’s products include a fixed-rate residential mortgage loan and an adjustable-rate residential mortgage loan. Mortgage loans are underwritten in accordance with the Bank’s guidelines, on the basis of the borrower’s financial capabilities, historical loan quality, and other relevant qualifications. As of December 31, 2007, approximately 71% of the Bank’s residential mortgages were for properties located in California.

Real Estate Construction Loans. The Bank’s real estate construction loan activity focuses on providing short-term loans to individuals and developers, primarily for the construction of multi-unit projects. Residential real estate construction loans are typically secured by first deeds of trust and guarantees of the borrower. The economic viability of the projects, borrower’s credit worthiness, and borrower’s and contractor’s experience are primary considerations in the loan underwriting decision. The Bank utilizes approved independent licensed appraisers and monitors projects during the construction phase through construction inspections and a disbursement program tied to the percentage of completion of each project. The Bank also occasionally makes unimproved property loans to borrowers who intend to construct a single-family-residence on their lots generally within twelve months. In addition, the Bank also makes commercial real estate construction loans to high net worth clients with adequate liquidity for construction of office and warehouse properties. Such loans are typically secured by first deeds of trust and are guaranteed by the borrower.

Home Equity Lines of Credit. The Bank offers variable rate home equity lines of credit that are secured by the borrower’s home. The pricing on our variable-rate home equity line of credit is generally at a rate tied to the prime rate, as quoted in The Wall Street Journal, or the Bank’s reference rate. Borrower may use this line of credit for home improvement financing, debt consolidation and other personal uses.

Installment Loans. Installment loans tend to be fixed rate and longer-term (one-to-six year maturities). These loans are funded primarily for the purpose of financing the purchase of automobiles and other personal uses of the borrower.

Distribution and Maturity of Loans. Information concerning loan type and mix, distribution of loans and maturity of loans is included in this Annual Report on Form 10-K at Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 6 to the Consolidated Financial Statements.

Asset Quality

The Bank’s lending and credit policies require management to review regularly the Bank’s loan portfolio so that the Bank can monitor the quality of its assets. If during the ordinary course of business, management becomes aware that a borrower may not be able to meet the contractual or payment obligations under a loan, then that loan is supervised more closely with consideration given to placing the loan on non-accrual status, the need for an additional allowance for loan losses, and (if appropriate) partial or full charge-off.

Under the Bank’s current policy, a loan will be placed on a non-accrual status if interest or principal is past due 90 days or more, or in cases where management deems the full collection of principal and interest unlikely. When a loan is placed on non-accrual status, any current year unpaid accrued interest is reversed against current income and any unpaid accrued interest from the prior year is reversed against the allowance for loan losses. Thereafter, any payment is generally first applied towards the principal balance. Depending on the circumstances, management may elect to continue the accrual of interest on certain past due loans if partial payment is received and/or the loan is well collateralized, and in the process of collection. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. A non-accrual loan may also be returned to accrual status if all principal and interest contractually due are reasonably assured of repayment within a reasonable period and there has been a sustained period of payment performance. Information concerning non-accrual, past due, and restructured loans is included in this Annual Report on Form 10-K at Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 6 to the Consolidated Financial Statements.

Non-Performing Loans and Allowance for Credit Losses. Information concerning non-performing loans, allowance for credit losses, loans charged-off, loan recoveries, and other real estate owned is included in this Annual Report on Form 10-K at Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 6 and Note 7 to the Consolidated Financial Statements.

Deposits

The Bank offers a variety of deposit products in order to meet its customers’ needs. As of December 31, 2007, the Bank offered passbook accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, college certificates of deposit, and public funds deposits. These products are priced in order to promote growth of deposits.

The Bank’s deposits are generally obtained from residents within the Company’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. From time to time, the Bank may offer special deposit promotions. Information concerning types of deposit accounts, average deposits and rates, and maturity of time deposits of $100,000 or more is included in this Annual Report on Form 10-K at Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 10 to the Consolidated Financial Statements.

Borrowings

Borrowings from time to time include securities sold under agreements to repurchase, the purchase of federal funds, funds obtained as advances from the FHLB, borrowing from other financial institutions, subordinated debt, and Junior Subordinated Notes. Information concerning the types, amounts, and maturity of our borrowings is included in Note 11 and Note 12 to the Consolidated Financial Statements.

Return on Equity and Assets

Information concerning the return on average assets, return on average stockholders’ equity, the average equity to assets ratio and the dividend payout ratio is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rates and Differentials

Information concerning the interest-earning asset mix, average interest-earning assets, average interest-bearing liabilities, and the yields on interest-earning assets and interest-bearing liabilities is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Analysis of Changes in Net Interest Income

An analysis of changes in net interest income due to changes in rate and volume is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Commitments and Letters of Credit

Information concerning the Bank’s outstanding loan commitments and letters of credit is included in Note 15 to the Consolidated Financial Statements.

Expansion

We continue to look for opportunities to expand the Bank’s branch network by seeking new branch locations and by acquiring other financial institutions to diversify our customer base in order to compete for new deposits and loans, and to be able to serve our customers more effectively. We acquired Great Eastern Bank and New Asia Bancorp in 2006 and United Heritage Bank in 2007.

In 2007, we opened three new branches: one in Southern California, one in Texas, and one in Washington. We also converted our Hong Kong representative office into a full service branch in May 2007.

Subsidiaries of Cathay Bank

Cathay Real Estate Investment Trust (“CB REIT”) is a real estate investment trust subsidiary of the Bank that was formed in February 2003 to provide the Bank with flexibility in raising capital. During 2003, the Bank contributed $1.13 billion in loans and securities to CB REIT in exchange for 100% of the common stock of CB REIT. CB REIT sold $4.4 million in 2003 and $4.2 million in 2004 of its 7.0% Series A Non-Cumulative preferred stock to accredited investors. During 2005, CB REIT repurchased $131,000 of its preferred stock. At December 31, 2007, total assets of CB REIT were consolidated with the Company and totaled approximately $1.52 billion. See discussion below in Part I — Item 1A — “Risk Factors” of this Annual Report on Form 10-K.

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

GB Capital Trust II (“GB REIT”) was incorporated in January 2002 to provide General Bank with flexibility in raising capital. As a result of our merger with GBC Bancorp in 2003, the Bank owns 100% of the voting common trust units issued by the GB REIT. At December 31, 2007, total assets of GB REIT were consolidated with the Company and were approximately $917 million.

Cathay Community Development Corporation (“CCDC”) is a wholly-owned subsidiary of the Bank and was incorporated on September 14, 2006. The primary mission of CCDC is to help in the development of low-income neighborhoods in the Bank's California and New York service areas by providing or facilitating the availability of capital to businesses and real estate developers working to renovate these neighborhoods. On October 6, 2006, CCDC formed a wholly-owned subsidiary, Cathay New Asia Community Development Corporation (“CNACDC), for the purpose of assuming New Asia Bank’s pre-existing New Markets Tax Credit activities in the greater Chicago area by providing or facilitating the availability of capital to businesses and real estate developers working to renovate these neighborhoods. Both CCDC and CNACDC will seek to obtain community development entity status and CNACDC will also seek to participate in the U.S. Treasury Department's New Markets Tax Credit program.

Cathay Holdings LLC (“CHLLC”) incorporated in December, 2007, is a wholly-owned subsidiary of the Bank. The purpose of this subsidiary is to hold other real estate owned in the state of Texas that was transferred from the Bank. As of December 31, 2007, CHLLC owned two properties in Texas for a total of $15.8 million.

In 2007, the Bank dissolved Cathay Investment Company and GBC Investment & Consulting Company, Inc. As a result of the establishment of a representative office by the Bank in Taipei in 2005, it was no longer necessary for the Bank to continue maintaining the two subsidiaries.

Competition

The banking business in California and the other markets served by the Bank is highly competitive. The Bank competes for deposits and loans with other commercial banks, savings and loan associations, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies, and other financial and non-financial institutions and entities. The Bank also competes with other banks of similar size that are focused on servicing the same communities that are served by the Bank. In addition, the Bank competes with other entities (both governmental and private industry) that are seeking to raise capital through the issuance and sale of debt and equity securities. Many of these competitors have substantially greater financial, marketing, and administrative resources than the Bank and may also offer services that are not offered directly by the Bank, all of which results in greater and more intense competition for the Bank.

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

If a proposed loan exceeds the Bank’s internal lending limits, the Bank has, in the past, and may in the future, arrange the loans on a participation basis with correspondent banks. The Bank also assists customers requiring other services not offered by the Bank to obtain these services from its correspondent banks.

In California, at least two Chinese-American banks of comparable size compete for loans and deposits with the Bank and at least two super-regional banks compete with the Bank for deposits. In addition, there are many other Chinese-American banks in both Southern and Northern California. Banks from the Pacific Rim countries, such as Taiwan, Hong Kong, and China also continue to open branches in the Los Angeles area, thus increasing competition in the Bank’s primary markets. See discussion below in Part I — Item 1A — “Risk Factors” of this Annual Report on Form 10-K.

Employees

As of December 31, 2007, the Company and its subsidiaries employed approximately 1,156 persons, including 363 banking officers. None of the employees are represented by a union. We believe that our relations with our employees are good.

Available Information

We invite you to visit us at our website at www.cathaybank.com, to access free of charge Bancorp's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (the “SEC”). In addition, you can write to us to obtain a free copy of any of those reports at Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012, Attn: Investor Relations. These reports are also available through the SEC’s Public Reference Room, located at 100 F Street NE, Washington, DC 20549 and online at the SEC’s website, located at www.sec.gov. Investors can obtain information about the operation of the SEC’s Public Reference Room by calling 800-SEC-0300.

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

Bank Regulation

Federal law mandates frequent examinations of all banks, with the costs of examinations to be assessed against the bank being examined. The Bank’s primary federal regulator is the FDIC. The FDIC has substantial enforcement powers over the banks that it regulates. Civil and criminal penalties may be imposed on such institutions and persons associated with those institutions for violations of laws or regulations.

As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the California Department of Financial Institutions and the FDIC, and must comply with applicable regulations of the Federal Reserve Board. The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports, its activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions and numerous other areas. Supervision, legal action, and examination by these agencies is generally intended to protect depositors, creditors, borrowers and the deposit insurance fund and generally is not intended for the protection of stockholders. The activities of the Bank are also regulated by state law.

California law authorizes the Bank to engage in the “commercial banking business,” which generally encompasses lending, deposit-taking, and all other kinds of banking business in which banks, including national banks, customarily engage in the United States. In addition, California banks are authorized by state law to invest in subsidiaries that engage in real estate development and conduct certain real estate related activities (including property management and real estate appraisal) and in management consulting and data processing services for third parties. Such operating subsidiaries are not permitted by California law to engage in insurance activities. However, federal law prohibits the Bank and its subsidiaries from engaging in any banking activities in which a national bank (acting as principal rather than agent) cannot engage, unless the activity is found by the FDIC not to pose a significant risk to the deposit insurance fund. This prohibition does not extend to those activities in which the Bank (or a subsidiary of the Bank) is authorized under state law to engage as agent, advisor, custodian, administrator, or trustee for its customer. The FDIC has found real estate development not to pose a significant risk to the deposit insurance fund if conducted within specified parameters.

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

The Bank operates branches and/or loan production offices in California, New York, Illinois, Massachusetts, Texas, Washington, New Jersey and Hong Kong. While the California Department of Financial Institutions

remains the Bank’s primary state regulator, the Bank’s operations in these jurisdictions are subject to examination and supervision by local bank regulators, and transactions with customers in those jurisdictions are subject to local laws, including consumer protection laws.

The Bank also operates a representative office in Taipei and in Shanghai. The operations of these offices (and limits on the scope of their activities) and the Hong Kong branch are subject to local law in those jurisdictions in addition to regulation and supervision by the California Department of Financial Institutions and the FDIC.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. Previously, the FDIC administered two separate insurance funds, the Bank Insurance Fund (“BIF”), which generally insured commercial bank and state savings bank deposits, and the Savings Association Insurance Fund (“SAIF”), which generally insured savings association deposits. Under the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”), which was signed into law in February 2006:

•	the BIF and the SAIF were merged into a new combined fund, called the Deposit Insurance Fund (“DIF”), effective March 31, 2006;

•	the current $100,000 deposit insurance coverage cap was indexed for inflation (with adjustments every five years commencing January 1, 2011);

•	deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation; and

•	a cap was imposed on the level of the DIF, providing for the payment of dividends when the DIF grows beyond a specified threshold.

The FDIC has also been given greater latitude over management of the DIF’s reserve ratio to help dampen sharp fluctuations in assessment rates. Pursuant to enabling regulations enacted in November of 2006, the FDIC set the designated reserve ratio for 2006 at 1.25% of estimated insured deposits and has maintained the designated reserve ratio for 2007 at 1.25%.

The FDI Reform Act has revised the prior risk-based system for assessing premiums, with the intention of more closely linking premiums to the risk posed by institutions to the DIF. The FDIC will evaluate risk to the DIF based on three primary factors: supervisory ratings for all institutions; financial ratios for most institutions; and long-term debt issuer ratings for large institutions that have such ratings. As a result of these rules, the assessment rates that took effect at the beginning of 2007 for nearly all of the industry were varied between five and seven cents for every $100 of domestic deposits.

Banks in existence on December 31, 1996, that paid assessments prior to that date (or their successors) were entitled to a one-time credit against future assessments based on their past contributions to the BIF. As a result, most banks had assessment credits that would initially offset all of their deposit premiums for 2007. In 2007, the Bank received a refund of $4.0 million for premiums paid prior to 1996 that was offset to its deposit insurance premium for 2007.

Banks must pay a fluctuating amount towards the retirement of the Financing Corporation bonds (commonly referred to as FICO bonds) which had been issued in the 1980s to assist in the recovery of the savings and loan industry. The current FICO assessment rate as of January 1, 2008, for institutions insured by the DIF is $0.0114 per $100 of assessable deposit. As of January 1, 2007 the FICO assessment rate for institutions insured by the DIF was $0.0122 per $100 of assessable deposits. The FICO assessments are adjusted quarterly and do not vary depending on an institution’s capitalization or supervisory evaluations. These assessments will continue until the Financing Corporation bonds mature in 2017.

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

The minimum required ratio of qualifying total capital to total risk-weighted assets, or the total risk-based capital ratio, is 8.0%, at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets, or the Tier 1 risk-based capital ratio, is 4.0%. Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2007, the Bank’s total risk-based capital ratio was 10.49% and its Tier 1 risk-based capital ratio was 9.04%. As of December 31, 2007, the Bancorp’s Total Risk-Based Capital ratio was 10.52% and its Tier 1 risk-based capital ratio was 9.09%

The risk-based capital requirements also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

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

The Bancorp and the Bank are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2007, the Bank’s leverage capital ratio was 7.79%, and the Bancorp’s leverage capital ratio was 7.83%, both ratios exceeding regulatory minimums.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (“Basel I”). In June 2004, the Basel Committee on Banking Supervision published a new capital accord, referred to as “Basel II,” for adoption by those countries adhering to the overall Basel framework. Basel II emphasizes internal assessment of credit, market, and operational risk, supervisory assessment and market discipline in determining minimum capital requirements.

In November 2007, the federal banking agencies adopted a final rule to implement Basel II in the United States that requires compliance for U.S. banks with over $250 billion in assets or total on-balance-sheet foreign exposure of $10 billion or more (referred to as “core banks”). The final rule will be effective as of April 1, 2008. It adopts the most complex regime of risk-based capital referred to by the Basel Committee on Banking Supervision as the advanced measurement approach. Other banks can elect to be governed by Basel II. The advanced measurement approach would not apply to the Bancorp or the Bank, and management does not contemplate electing to calculate its risk-based capital based on the Basel II capital framework.

One of the tensions created by the adoption of the advanced measurement approach for core-banks has been the prediction that this approach would lower capital requirements by banks adopting this approach. This has raised significant concern by other U.S. banks as they may be at a competitive disadvantage under Basel I. To address these concerns and provide more flexibility to U.S. banks that have not adopted the advanced measurement approach, the agencies agreed to proceed promptly to issue a proposed rule that would provide all non-core banks with the option to continue under Basel I standards or to adopt a “standardized approach” under Basel II. The standardized approach would provide non-core banks with an alternative that affords more risk-sensitive capital requirements and simpler approaches for both credit risk and operational risk. The proposal is also expected to provide greater differentiation across corporate exposures based on borrowers’ underlying credit quality and to recognize a broader spectrum of credit-risk mitigation techniques. The agencies intend that the proposed standardized option would be finalized before the core banks begin the first transition period year under Basel II. Neither the Bancorp nor the Bank have made any decision as to whether they will attempt to adopt the standardized approach.

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

The powers of the board of directors of the Bank to declare a cash dividend to its holding company is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank's retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the California Department of Financial Institutions in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. The amount of retained earnings available for cash dividends to the Bancorp immediately after December 31, 2007, is restricted to approximately $203.7 million under this regulation.

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

Initiatives Prompted by Subprime Crisis

In response to the recent “subprime mortgage crisis,” federal and state regulatory agencies have focused attention on nontraditional mortgage products both with an aim toward enhancing prudential regulatory relief and providing relief to adversely affected borrowers.

Guidance on Nontraditional Mortgage Products

On September 29, 2006, the federal banking agencies issued final guidance on residential mortgage products that allow borrowers to defer repayment of principal or interest, including “interest only” mortgage loans, and “payment option” adjustable rate mortgages where a borrower has flexible payment options, including payments that have the potential for negative amortization. The guidance does not apply to home equity lines of credit. While acknowledging that innovations in mortgage lending can benefit some consumers, the federal banking agencies in their joint press release stated their concern that these and other practices described in the guidance can present unique risks that institutions must appropriately manage. The guidance states that management should (1) ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s repayment capacity, (2) recognize that many nontraditional mortgages are untested in a stressed environment and warrant strong risk management standards as well as appropriate capital and loan loss reserves, and (3) ensure that borrowers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice. It is uncertain at this time what effect the final guidance may have on financial institutions originating such residential mortgage products. As of December 31, 2007, the Bank retained 838 loans with a balance of $239.7 million under reduced documentation programs and one loan with a balance of $79,000 under a simultaneous second-lien loan program. No nontraditional residential mortgages were sold by the Bank during 2007.

In October 2007, California enacted legislation directing the California Department of Financial Institutions to apply this guidance to state-licensed financial institutions, such as the Bank.

Guidance on Subprime Mortgage Lending

On June 29, 2007, the federal banking agencies issued guidance on subprime mortgage lending to address issues related to adjustable rate mortgage products marketed to subprime borrowers. Although the guidance focuses on subprime borrowers, the principles contained in the guidance are also relevant to adjustable rate mortgages offered to non-subprime borrowers. Consistent with the Guidance on Nontraditional Mortgage Products (discussed above), this guidance continues to encourage financial institutions to evaluate a borrower’s repayment capacity. In addition, it emphasizes the need to evaluate a borrower’s debt-to-income ratio. The guidance recommends that institutions refer to Real Estate Guidelines (12 CFR Part 208, subpart C), which provide underwriting standards for all real estate loans.

The guidance promotes consumer protection principles relevant to the marketing of mortgage loans and states that financial institutions should provide consumers with information about costs, terms, features and risks of the loan to the borrower.

The federal banking agencies announced their intention to scrutinize more closely underwriting, risk management and consumer compliance processes, policies and procedures of its supervised financial institutions and their intention to take action against institutions that engage in predatory lending practices, violate consumer protection laws or fair lending laws, engage in unfair or deceptive acts or practices or otherwise engage in unsafe or unsound lending practices.

Guidance on Loss Mitigation Strategies for Servicers of Residential Mortgages

On September 5, 2007, the federal banking agencies issued a statement encouraging regulated institutions and state-supervised entities that service residential mortgages to pursue strategies to mitigate losses while preserving homeownership to the extent possible and appropriate. The guidance recognizes that many mortgage loans, including subprime loans, have been transferred into securitization trusts and servicing for such loans is governed by contract documents. The guidance advises servicers to review governing documentation to determine the full extent of their authority to restructure loans that are delinquent or are in default or are in imminent risk of default.

The guidance encourages that servicers take proactive steps to preserve homeownership in situations where there are heightened risks to homeowners losing their homes to foreclosures. Such steps may include loan modification; deferral of payments; extensions of loan maturities, conversion of adjustable rate mortgages into fixed-rate or fully indexed, fully amortizing adjustable rate mortgages; capitalization of delinquent amounts; or any combination of these actions.

Consumer Relief Initiative for Borrowers

In October 2007, Treasury Secretary Paulson announced the Homeowner Assistance Initiative to encourage mortgage servicers, mortgage counselors, government officials and non-profit groups to coordinate their efforts to help struggling borrowers restructure their mortgage payments and stay in their homes. The initiative, called HOPE NOW, is aimed at coordinating and improving outreach to borrowers, developing best practices for mortgage counselors across the country and ensuring that groups able to help homeowners work out new loan arrangements with lenders have adequate resources to carry out this mission.

Economic Stimulus for Home Buyers and Home Owners

Congress has recently enacted an economic stimulus plan that President Bush signed into law on February 13, 2008. While the main thrust of the plan is to stimulate the economy with a significant infusion of cash to consumers, the plan also addresses the current lack of illiquidity in the mortgage market. The plan would temporarily increase the maximum size of mortgage loans (the conforming loan limit) that Fannie Mae and Freddie May purchase from the current $417,000 cap to a maximum of $729,750. The plan would also permanently raise the cap on the Federal Housing Administration's conforming loan limit from $362,000 to $729,750. These changes are intended, among other purposes, to provide more liquidity for originators of such larger mortgage loans, to make lower interest rates available to homebuyers for such loans and to enable homeowners to refinance such loans at lower interest rates.

Pending Legislation and Regulatory Proposals

As a result of the subprime mortgage crisis, federal and state legislative agencies are considering a broad variety of legislative and regulatory proposals covering mortgage loan products, loan terms and underwriting standards, risk management practices and consumer protection. It is unclear which, if any, of these initiatives will be adopted, what effect they will have on the Bancorp or the Bank and whether any of these initiatives will change the competitive landscape in the mortgage industry.

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

The strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory evaluation of capital adequacy. The Bank’s total commercial real estate loans to total capital as defined in the Guidance were 514% at December 31, 2006 and 534% at December 31, 2007. It is uncertain at this time what effect this guidance may have on the Bank.

FFIEC Guidance on Pandemic Planning

The Federal Financial Institutions Examination Council (“FFIEC”) issued guidance on December 12, 2007, for use by financial institutions in identifying the continuity planning that should be in place to minimize the potential adverse effects of a pandemic. This guidance expanded upon the contents of an Interagency Advisory on Influenza Pandemic Preparedness issued in March 2006. The guidance asserts that pandemic planning presents unique challenges to financial institutions. It further explains that unlike most natural or technical disasters and malicious acts, the impact of a pandemic is much more difficult to determine because of the anticipated difference in scale and duration, and as a result of these differences, no individual or organization is safe from the potential adverse effects of a pandemic event. The guidance cites experts who believe the most significant challenge may be the severe staffing shortages that will likely result from a pandemic outbreak.

The guidance states that the FFIEC agencies believe the potentially significant effects a pandemic could have on an institution justify establishing plans to address how each institution will manage a pandemic event.

Accordingly, the guidance recommends that an institution’s business continuity plan should include:

1.	A preventive program to reduce the likelihood an institution’s operations will be significantly affected by a pandemic event;

2.	A documented strategy that provides for scaling pandemic efforts commensurate with the particular stages of a pandemic outbreak;

3.	A comprehensive framework of facilities, systems, or procedures to continue critical operations if large numbers of staff members are unavailable for prolonged periods;

4.	A testing program to ensure the institution’s pandemic planning practices and capabilities are effective and will allow critical operations to continue; and

5.	An oversight program to ensure ongoing review and updates to the pandemic plan.

The Bancorp and the Bank currently have business continuity plans, but neither the Bancorp nor the Bank has yet made a decision about how to incorporate pandemic planning into their business continuity plans.

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

•	any company controlled by any such executive officer, director, or shareholder; or

•	any political or campaign committee controlled by such executive officer, director, or principal shareholder.

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

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving the Community Reinvestment Act (“CRA”). The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low-and moderate-income neighborhoods. The CRA further requires the agencies to take into account a financial institution’s record of meeting its community credit needs when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank’s actual lending, service, and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities, or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” In its most recently released public reports, from April 2007, the Bank received a “satisfactory” rating.

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

IMLAFATA also significantly expanded the role of financial institutions in combating money laundering. In particular, it required financial institutions to establish anti-money laundering programs, which, at a minimum, include internal policies, procedures, and controls designed to prevent the institution from being used for money laundering; the designation of a BSA compliance officer; ongoing employee training; and an independent audit program to test the effectiveness of the institution’s anti-money laundering programs. The FDIC and the other federal banking agencies promptly adopted regulations requiring each financial institution to establish comprehensive anti-money laundering compliance programs designed to assure compliance with the BSA and otherwise meeting the statutory requirements for such programs set forth in IMLAFATA. In addition, these regulations required each financial institution to establish a customer identification program to be implemented as part of the institution’s anti-money laundering compliance program. Failure to establish and maintain such BSA/anti-money laundering programs are grounds for the issuance by federal banking regulators of enforcement actions.

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

Customer Information Security

The federal bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. The guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to create, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access or use of such information that could result in substantial harm or inconvenience to any customer.

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

Affiliate Marketing Restrictions

On November 7, 2007, the federal banking agencies adopted regulations to implement the affiliate marketing provisions contained in section 214 of the Fair and Accurate Credit Transactions Act of 2003, which amends the Fair Credit Reporting Act. Full compliance is required by October 1, 2008. The regulations generally prohibit a company from using information received from an affiliate to solicit a consumer for marketing purposes, unless the consumer is given notice and an opportunity and simple method to opt out of such solicitations. The regulations provide that (i) notice must be given by an affiliate that has or has previously had a pre-existing business relationship with the consumer and (ii) the election of a consumer to opt out must be effective for a period of at least five years, unless the consumer subsequently revokes the opt-out in writing or, if the consumer agrees, electronically. Bank and Bancorp do not share information with affiliates for the purpose of allowing an affiliate to market its products or services to consumers. Information shared between affiliates is limited to information permitted to be shared without consumer consent.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 implemented legislative reforms applicable to companies with securities traded publicly in the United States. The Sarbanes-Oxley Act is intended to address corporate and accounting fraud and contains provisions dealing with corporate governance and management, disclosure, oversight of the accounting profession, and auditor independence. Although the Bancorp has incurred and expects to continue to incur additional expenses in complying with the provisions of the Sarbanes-Oxley Act, it does not expect that compliance will have a material effect on its financial condition or results of operations.

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

The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters. Management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2007. These assessments are included in Item 9A, “Controls and Procedures,” below.

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

Item 1A. Risk Factors.

The allowance for credit losses is an estimate of probable credit losses. Actual credit losses in excess of the estimate could adversely affect our net income and capital.

The allowance for credit losses is based on management’s estimate of the probable losses from our credit portfolio. If actual losses exceed the estimate, the excess losses could adversely affect our net income and capital. Such excess losses could also lead to larger allowances for credit losses in future periods, which could in turn adversely affect net income and capital in those periods. If economic conditions differ substantially from the assumptions used in the estimate or adverse developments arise with respect to our credits, future losses may occur, and increases in the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance. These agencies may require us to establish additional allowances based on their judgment of the information available at the time of their examinations. No assurance can be given that we will not sustain credit losses in excess of present or future levels of the allowance for credit losses.

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

We seek to minimize the adverse effects of changes in interest rates by structuring our asset-liability composition to obtain the maximum spread. We use interest rate sensitivity analysis and a simulation model to assist us in estimating the optimal asset-liability composition. However, such management tools have inherent limitations that impair their effectiveness. There can be no assurance that we will be successful in minimizing the adverse effects of changes in interest rates. See also the sections entitled “Risks Elements of the Loan Portfolio” under Item 7 and “Market Risk” under Item 7A of this Annual Report on Form 10-K.

We have engaged in and may continue to engage in further expansion through acquisitions, which could negatively affect our business and earnings.

We have engaged in and may continue to engage in expansion through acquisitions. There are risks associated with such expansion. These risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, and being unable to profitably deploy assets acquired in the transaction. Additional country- and region-specific risks are associated with transactions outside the United States, including in China. To the extent we issue capital stock in connection with additional transactions, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership.

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

We primarily operate in California markets with a concentration of Chinese-American individuals and businesses; however, one of our strategies is to expand beyond California into other domestic markets that have concentrations of Chinese-American individuals and businesses. We currently have operations in six other states (New York, Texas, Washington, Massachusetts, Illinois, and New Jersey) and in Hong Kong. In the course of this expansion, we will encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased expenses and operational difficulties arising from, among other things, our ability to attract sufficient business in new markets, to manage operations in noncontiguous market areas, to comply with all of the various local laws and regulations, and to anticipate events or differences in markets in which we have no current experience.

To the extent that we expand through acquisitions, such acquisitions may also adversely harm our business if we fail to adequately address the financial and operational risks associated with such acquisitions. For example, risks can include difficulties in assimilating the operations, technology, and personnel of the acquired company; diversion of management’s attention from other business concerns; inability to maintain uniform standards, controls, procedures and policies; potentially dilutive issuances of equity securities; incurrence of additional debt and contingent liabilities; use of cash resources; large write-offs; and amortization expenses related to other intangible assets with finite lives.

The risks inherent in real estate and construction lending may adversely affect our net income.

Real estate securing our lending activities is principally located in California, and to a lesser extent, in New York, Texas, Massachusetts, Washington, Illinois, and New Jersey. The value of such collateral depends upon conditions in the relevant real estate markets. These include general or local economic conditions and neighborhood characteristics, unemployment rates, real estate tax rates, the cost of operating the properties, governmental regulations and fiscal policies, and acts of nature including earthquakes, floods, and hurricanes (which may result in uninsured losses), and other factors beyond our control. The current general decline in real estate sales and prices in many markets across the United States could reduce the value of our collateral such that we may not be able to realize an amount upon a foreclosure sale equal to the indebtedness secured by the property. Continued declines in real estate sales and prices coupled with a possible economic slowdown or recession and an associated increase in unemployment could result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits, which may cause us to incur losses, adversely affect our capital, and hurt our business.

The risks inherent in construction lending may adversely affect our net income. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because such properties have no operating history. In these loans, loan funds are advanced upon the security of the project under construction (which is of uncertain value prior to completion of construction) and the estimated operating cash flow to be generated by the completed project. There is no assurance that such properties will be sold or leased so as to generate the cash flow anticipated by the borrower. The current general decline in real estate sales and prices across the United States, the decline in demand for residential real estate, a possible economic slowdown or recession, higher rates of unemployment, and reduced availability of mortgage credit, are all factors that can adversely affect the borrowers’ ability to repay their obligations to us and the value of our security interest in collateral and thereby adversely affect our net income and financial results.

Adverse economic conditions in California and other regions where we have operations could cause us to incur losses.

Our banking operations are concentrated primarily in California, and secondarily in New York, Texas, Massachusetts, Washington, Illinois, New Jersey, and Hong Kong. Adverse economic conditions in these regions could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, and erode the value of loan collateral. These conditions include the effects of the current general decline in real estate sales and prices in many markets across the United States, a possible economic slowdown or recession, and possible higher rates of unemployment. These conditions could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us and could also cause a decline in demand for our products and services, or a lack of growth or a decrease in deposits, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.

Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.

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

We face substantial competition for deposits and loans, as well as other banking services, throughout our market area from the major banks and financial institutions that dominate the commercial banking industry. This may cause our cost of funds to exceed that of our competitors. Such banks and financial institutions have greater resources than us, including the ability to finance advertising campaigns and allocate their investment assets to regions of higher yield and demand. By virtue of their larger capital bases, such institutions have substantially greater lending limits than us and perform certain functions, including trust services, which are not presently offered by us. We also compete for loans and deposits, as well as other banking services, with savings and loan associations, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies and other financial and non-financial institutions and entities.

Adverse effects of banking regulations or changes in banking regulations could adversely affect our business by increasing our expenses, limiting our activities, or altering the competitive balance.

We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers or which serve other public policies and not for the benefit of our stockholders. In the past, our business has been materially affected by such regulation and supervision. This trend is likely to continue in the future. Laws, regulations, or policies currently affecting us may change at any time. Regulatory authorities may also change their interpretation of existing laws and regulations. It is impossible to predict the competitive impact that any such changes would have on commercial banking in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions.

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

In December, 2002, we decided to deregister the registered investment company and, in February, 2003, we completed such deregistration. In addition, in the fourth quarter of 2003, the Company reversed the net state tax benefits recorded in the first three quarters of 2003 relating to the real estate investment trust (REIT) that was formed as a subsidiary of the Bank during 2003. The Company did not record any tax benefits relating to the REIT in the fourth quarter of 2003 and did not record any such benefits thereafter.

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

The FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) which requires that the amount of recognized tax benefit should be the maximum amount which is more-likely-than-not to be realized and that amounts previously recorded that do not meet the requirements of FIN 48 be charged as a cumulative effect adjustment to retained earnings. As of December 31, 2006, the Company reflected a $12.1 million net state tax receivable related to payments it made in April 2004 under the Voluntary Compliance Initiative program for the years 2000, 2001, and 2002, after giving effect to reserves for loss contingencies on the refund claims. The Company has determined that its refund claim related to the regulated investment company is not more-likely-than-not to be realized and consequently, charged a total of $8.5 million, comprised of the $7.9 million after tax amount related to its refund claims as well as a $0.6 million after tax amount related to California net operating losses generated in 2001 as a result of the regulated investment company, to the balance of retained earnings as of the January 1, 2007, effective date of FIN 48.

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

Our business may be adversely affected by general conditions in the economy and the financial markets.

Our business is subject to general conditions in the economy and the financial markets and to monetary and fiscal and other governmental policies and actions designed to address those conditions. These conditions may change suddenly and dramatically and may involve declines in economic growth, real estate values, business activity, or investor or business confidence, and limitations on the availability or increases in the cost of credit and capital. These or a combination of these and other factors that may not be foreseeable can unfavorably affect us and the business and prospects and liquidity of our customers and thereby adversely affect our profitability in ways that may not be predictable or that we may fail to anticipate.

Natural disasters and geopolitical events beyond our control could adversely affect us.

Natural disasters such as earthquakes, wildfires, extreme weather conditions, hurricanes, floods, and other acts of nature and geopolitical events involving terrorism or military conflict could adversely affect our business operations and those of our customers and cause substantial damage and loss to real and personal property. These natural disasters and geopolitical events could impair our borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, and result in an increase in the amount of our non-performing loans and a higher level of non-performing assets (including real estate owned), net charge-offs, and provision for loan losses, which could adversely affect our earnings.

Adverse conditions in Asia could adversely affect our business.

A substantial number of our customers have economic and cultural ties to Asia and, as a result, we are likely to feel the effects of adverse economic and political conditions in Asia. In addition, in 2007, we opened a branch in Hong Kong. U.S. and global economic policies, military tensions, and unfavorable global economic conditions may adversely impact the Asian economies. Pandemics and other public health crises or concerns over the possibility of such crises could create economic and financial disruptions in the region. If economic conditions in Asia deteriorate, we could, among other things, be exposed to economic and transfer risk, and could experience an outflow of deposits by those of our customers with connections to Asia. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with or loans made to such entities. Adverse economic conditions in Asia, and in China or Taiwan in particular, may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region.

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

Item 1B. Unresolved Staff Comments.

The Company has not received written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days before the end of its 2007 fiscal year and that remain unresolved.

Item 2. Properties.

Cathay General Bancorp

The Bancorp currently neither owns nor leases any real or personal property. The Bancorp uses the premises, equipment, and furniture of the Bank in exchange for payment of a management fee to the Bank.

Cathay Bank

The Bank’s head office is located in a 26,527 square foot building in the Chinatown area of Los Angeles. The Bank owns both the building and the land upon which the building is situated. In June 2006, the Bank acquired a seven story 102,548 square foot office building in South El Monte to serve as its corporate offices. The building is currently under extensive renovation. The Bank expects to relocate to this new facility in the second half of 2008.

The Bank owns its branch offices in Monterey Park, Alhambra, Westminster, San Gabriel, City of Industry, Cupertino, Artesia, New York City, Flushing (2 locations), and Chicago. In addition, the Bank has certain operating and administrative departments located at 4128 Temple City Boulevard, Rosemead, California, where it owns the building and land with approximately 27,600 square feet of space.

The Bank leases certain other premises. Expiration dates of the Bank’s leases range from June 2008 to December 2016. The Bank’s leased offices include the former headquarter of General Bank, located at 800 West 6th Street, Los Angeles, California 90017, consisting of approximately 41,501 square feet of rentable area which includes the ground floor and the second, fourteenth, and fifteenth floors of the building. The initial lease term will expire in the year 2009, and the Bank has two five-year options to renew the lease following the expiration date of the initial term. As of December 31, 2007, the monthly base rent for the facility was $117,000. The monthly base rent is subject to change on specified dates during the 15-year initial lease term.

Our Hong Kong branch is located at 28 Queen’s Road Central Hong Kong. The lease for the 3,436 square foot office commenced on December 16, 2006 and has a term of three years. Our representative office in Shanghai is located at Room 1808, 1515 Nanjing Road West, Kerry Centre, Shanghai, China, and consists of 869 square feet. The lease was renewed for two years from April 15, 2007 to April 14, 2009. The representative office in Taipei is located at Sixth Floor, Suite 3, 146 Sung Chiang Road, Taipei, Taiwan, and consists of 1,806 square feet. The lease was renewed for one year from July 1, 2007 to June 30, 2008.

As of December 31, 2007, the Bank’s investment in premises and equipment totaled $76.8 million. See Note 9 and Note 15 to the Consolidated Financial Statements.

Item 3. Legal Proceedings.

The Company and its subsidiaries and their property are not currently a party or subject to any material pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

Executive Officers of Registrant.

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of February 15, 2008.

Name	Age	Present Position and Principal Occupation During the Past Five Years
Dunson K. Cheng	63	Chairman of the Board of Directors of Bancorp and the Bank since 1994; Director and President (Chief Executive Officer) of Bancorp since 1990. President of the Bank since 1985 and Director of the Bank since 1982.

Peter Wu	59	Director, Executive Vice Chairman, and Chief Operating Officer of Bancorp and the Bank since October 20, 2003. Director of GBC Bancorp and General Bank from 1981 to October, 2003; Chairman of the Board of GBC Bancorp and General Bank from January, 2003 to October, 2003; President and Chief Executive Officer of GBC Bancorp and General Bank from January, 2001 to October, 2003.

Anthony M. Tang	54	Director of Bancorp since 1990; Executive Vice President of Bancorp since 1994; Chief Financial Officer and Treasurer of Bancorp from 1990 until June 2003. Chief Lending Officer of the Bank since 1985; Director of the Bank since 1986; Senior Executive Vice President of the Bank since December 1998.

Heng W. Chen	55	Executive Vice President and Chief Financial Officer of Bancorp since June 2003. Executive Vice President of the Bank since June 2003. Chief Financial Officer of the Bank since January 2004. Executive Vice President-Finance of City National Bank from March 2000 until June 2003.

Irwin Wong	59	Executive Vice President-Branch Administration of the Bank since 1999.

Kim R. Bingham	51	Executive Vice President — Chief Credit Officer of the Bank since August 2004. First Vice President — Private Banking of Mellon Bank from April 2003 to August 2004; Senior Vice President — Credit Administration of City National Bank from 2002 to April 2003.

Perry P. Oei	45	Senior Vice President of Bancorp and the Bank since January 2004; General Counsel of Bancorp and the Bank since July 2001.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is listed on the NASDAQ Global Select Market under the symbol “CATY.” Prior to July 3, 2006, the Bancorp's common stock traded on the NASDAQ National Market. The closing price of the Company’s common stock on February 15, 2008, was $24.33 per share, as reported by the NASDAQ Global Select Market. The Company does not represent that the outstanding shares may be either bought or sold at a certain price.

The following table sets forth the high and low closing prices as reported on the NASDAQ Global Select Market (and on the NASDAQ National Market prior to July 3, 2006) for the periods presented:

	Year Ended December 31,
	2007		2006
	High	Low	High	Low
First quarter	$36.02	$32.40	$38.24	$34.36
Second quarter	34.42	32.79	39.77	34.59
Third quarter	35.58	29.87	37.86	35.60
Fourth quarter	33.60	26.26	36.54	33.58

Holders

As of February 15, 2008, there were approximately 1,684 holders of record of the Company’s common stock.

Dividends

The cash dividends per share declared by quarter were as follows:

	Year Ended December 31,
	2007	2006
First quarter	$0.090	$0.090
Second quarter	0.105	0.090
Third quarter	0.105	0.090
Fourth quarter	0.105	0.090

Total	$0.405	$0.360

Performance Graph

The graph and accompanying information furnished below compares the percentage change in the cumulative total stockholder return on the Company’s common stock from December 31, 2002, through December 31, 2007, with the percentage change in the cumulative total return on the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the SNL Western Bank Index for the same period. The SNL Western Bank Index is a market-weighted index including every publicly traded bank and bank holding company located in Alaska, California, Hawaii, Montana, Oregon, and Washington. The Company will furnish, without charge, on the written request of any person who is a stockholder of record as of March 3, 2008, a list of the companies included in the SNL Western Bank Index. Requests for this information should be addressed to Michael M.Y. Chang, Secretary, Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012. This graph assumes the investment of $100 in the Company’s common stock on December 31, 2002, and an investment of $100 in each of the S&P 500 Index and the SNL Western Bank Index on that date.

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

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Cathay General Bancorp	100.00	149.36	201.85	195.52	189.60	147.33
SNL Western Bank Index	100.00	135.46	153.94	160.27	180.84	151.05
S&P 500	100.00	128.68	142.69	149.70	173.34	182.86

Source: SNL Financial LC, Charlottesville, VA © 2008

Unregistered Sales of Equity Securities

There were no sales of any equity securities by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

In April 2001, the Board of Directors approved a stock repurchase program for the Company to buy back up to $15 million of our common stock. On May 2, 2005, the Company completed the April 2001 repurchase program and repurchased a total of 830,065 shares of its common stock for $15 million, or an average price of $18.07 per share, between April 2001 and May 2005.

On March 18, 2005, the Board of Directors approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock following the completion of April 2001 stock repurchase program. During 2005, the Company repurchased 548,297 shares of common stock under the March 2005 stock repurchase program for a total cost of $18.3 million, or an average price of $33.40 per share. At December 31, 2006, 451,703 shares remained under the March 2005 stock repurchase program. The Board of Directors approved three additional repurchase programs on March 2007, May 2007, and November 2007 to repurchase one million shares under each program subsequent to the completion of the March 2005 stock repurchase program on March 6, 2007. As of December 31, 2007, 622,500 shares remain under the November 2007 stock repurchase program.

In 2005, the Company repurchased 738,542 shares of common stock for $24.5 million, or $33.18 cost per share under both the April 2001 repurchase program and the March 2005 repurchase program. No shares were repurchased in 2006. In 2007, the Company repurchased 2,829,203 shares of common stock for $92.4 million, or an average price of $32.67 per share.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(October 1, 2007 — October 31, 2007)	64,500	$30.32	64,500	107,650
(November 1, 2007 — November 30, 2007)	185,150	$28.63	185,150	922,500
(December 1, 2007 — December 31, 2007)	300,000	$27.54	300,000	622,500
Total	549,650	$28.23	549,650	622,500

In connection with the Company’s acquisitions in 2006, the Company issued 1,181,164 shares of Cathay General Bancorp common stock, par value $.01 per share in exchange for 765,214 shares of Great Eastern Bank common stock that had been tendered by its shareholders. Those shares were subsequently registered by a registration statement on Form S-3 filed with the Securities and Exchange Commission.

Item 6. Selected Financial Data.

The following table presents our selected historical consolidated financial data, and is derived in part from our audited consolidated financial statements. The selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, which are included in this Annual Report on Form 10-K as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data

	Year Ended December 31,.
	2007	2006	2005	2004	2003
	(Dollars in thousands, except share and per share data)
Income Statement (1)
Interest income	$615,271	$491,518	$350,661	$274,979	$167,267
Interest expense	305,750	212,235	110,279	60,162	40,148

Net interest income before provision/ (reversal) for loan losses	309,521	279,283	240,382	214,817	127,119
Provision/(reversal) for credit losses	11,000	2,000	(500)	—	7,150

Net interest income after provision /(reversal) for credit losses	298,521	277,283	240,882	214,817	119,969

Securities gains (losses)	810	201	1,473	(3,979)	9,890
Other non-interest income	26,677	21,263	21,013	20,244	13,103
Non-interest expense	129,348	113,918	96,887	90,660	55,140

Income before income tax expense	196,660	184,829	166,481	140,422	87,822
Income tax expense	71,191	67,259	62,390	53,609	32,250

Net income	$125,469	$117,570	$104,091	$86,813	$55,572

Net income per common share
Basic	$2.49	$2.29	$2.07	$1.74	$1.44
Diluted	$2.46	$2.27	$2.05	$1.72	$1.42
Cash dividends paid per common share	$0.405	$0.360	$0.360	$0.300	$0.280
Weighted-average common shares
Basic	50,418,303	51,234,596	50,373,076	49,869,271	38,713,728
Diluted	50,975,449	51,804,495	50,821,093	50,480,154	39,035,616

Statement of Condition
Securities available-for-sale	$2,347,665	$1,522,223	$1,217,438	$1,791,904	$1,681,251
Net loans (2)(3)	6,608,079	5,675,342	4,578,644	3,761,512	3,232,729
Total assets (3)	10,402,532	8,030,977	6,401,316	6,102,053	5,544,893
Deposits	6,278,367	5,675,306	4,916,350	4,595,137	4,428,081
Federal funds purchased and securities soldunder agreements to repurchase	1,432,025	450,000	319,000	91,000	82,500
Advances from the Federal Home Loan Bank	1,375,180	714,680	215,000	545,000	258,313
Borrowings from other financial institutions	8,301	10,000	20,000	—	20,000
Long-term debt	171,136	104,125	53,976	53,916	53,856
Stockholders’ equity	971,919	943,074	773,617	715,993	619,296

Common Stock Data
Shares of common stock outstanding	49,336,187	51,930,955	50,191,089	50,677,896	49,608,182
Book value per common share	$19.70	$18.16	$15.41	$14.13	$12.48

Profitability Ratios
Return on average assets	1.38%	1.60%	1.69%	1.51%	1.58%
Return on average stockholders’ equity	13.28	13.61	14.05	13.27	15.13
Dividend payout ratio	16.36	15.67	17.44	17.19	18.15
Average equity to average assets ratio	10.37	11.76	12.05	11.38	10.42
Efficiency ratio	38.38	37.88	36.86	39.23	36.73

(1)	Includes the operating results and the acquired assets and assumed deposits and liabilities of (i) GBC Bancorp and its subsidiaries after October 20, 2003, (ii) Great Eastern Bank after April 6, 2006, (iii) New Asia Bancorp and its subsidiaries after October 17, 2006, and (iv) United Heritage Bank after March 30, 2007.
(2)	Net loans represent gross loans net of loan participations sold, allowance for loan losses, and unamortized deferred loan fees.
(3)	The Company reclassified allowance for off-balance sheet unfunded credit commitments from the allowance for loan losses to other liabilities at December 31, 2007. Amounts presented prior to December 31, 2007 have been restated to conform with the current reporting period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion is intended to provide information to facilitate the understanding and assessment of the consolidated financial condition and results of operations of the Bancorp and its subsidiaries. It should be read in conjunction with the audited consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.

The Bank offers a wide range of financial services. It currently operates 21 branches in Southern California, 10 branches in Northern California, nine branches in New York State, one branch in Massachusetts, two branches in Texas, three branches in Washington State, three branches in Illinois, one branch in New Jersey, one branch in Hong Kong and two representative offices (one in Shanghai, China, and one in Taipei, Taiwan). The Bank is a commercial bank, servicing primarily individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.

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

With these methodologies, a general allowance is for those loans internally classified and risk graded as Pass, Special Mention, Substandard, Doubtful, or Loss based on historical losses in the portfolio. Additionally, the Bank’s management allocates a specific allowance for “Impaired Credits,” in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance.

Allowances for other risks of probable loan losses have been included in the allowance for loan losses. At December 31, 2007, the Bank has set aside funds to cover the risk factors of higher energy prices, slowing economy and credit market crisis on the ability of its borrowers to service their loans. Allowance for credit losses is discussed in more detail in section “Allowance for Credit Losses” below.

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

Investment Securities

The classification and accounting for investment securities are discussed in detail in Note 1 of the Consolidated Financial Statements presented elsewhere herein. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas available-for-sale securities are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources. We are obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income (loss). Investment securities are discussed in more detail in Note 5 to the Consolidated Financial Statements presented elsewhere herein.

Income Taxes

The provision for income taxes is based on income reported for financial statement purposes, and differs from the amount of taxes currently payable, since certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes. Taxes are discussed in more detail in Note 13 to the Consolidated Financial Statements presented elsewhere herein. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, we assess the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance in the context of our tax position.

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

The FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) which requires that the amount of recognized tax benefit should be the maximum amount that is more-likely-than-not to be realized and that amounts previously recorded that do not meet the requirements of FIN 48 be charged as a cumulative effect adjustment to retained earnings. As of December 31, 2006, the Company reflected a $12.1 million net state tax receivable related to payments it made in April 2004 under the Voluntary Compliance Initiative program for the years 2000, 2001, and 2002, after giving effect to reserves for loss contingencies on the refund claims. The Company has determined that its refund claim related to its regulated investment company is not more-likely-than-not to be realized and consequently, charged a total of $8.5 million, comprised of the $7.9 million after tax amount related to its refund claims as well as a $0.6 million after tax amount related to California net operating losses generated in 2001 as a result of its regulated investment company, to the opening balance of retained earnings as of the January 1, 2007, effective date of FIN 48.

Results of Operations

Overview

For the year ended December 31, 2007, the Company reported net income of $125.5 million, or $2.46 per diluted share, compared to net income of $117.6 million, or $2.27 per diluted share in 2006 and net income of $104.1 million, or $2.05 per diluted share in 2005. Strong growth in loans and investment securities were the main factors that contributed to these results. The return on average assets in 2007 was 1.38%, decreasing from 1.60% in 2006, and 1.69% in 2005. The return on average equity was 13.28% in 2007, decreasing from 13.61% in 2006 and 14.05% in 2005.

Highlights

•	Net income for 2007 was $125.5 million, or $2.46 per diluted common shares, compared with $117.6 million, or $2.27 per diluted common share in 2006, an increase of 8.4%.

•	Total assets increased by $2.4 billion, or 29.5%, to $10.4 billion at December 31, 2007, from year-end 2006 of $8.0 billion.

•	Gross loans increased $936.1 million, or 16.3%, to $6.68 billion at December 31, 2007, from $5.75 billion at December 31, 2006.

•	Deposit balances at December 31, 2007, grew to $6.28 billion, an increase of $603.1 million, or 10.6%, compared to deposit balances of $5.68 billion at December 31, 2006.

Net income and key financial performance ratios are presented below for the three years indicated:

	2007	2006	2005
	(Dollars in thousands, except share and per share data)
Net income	$125,469	$117,570	$104,091
Basic earnings per common share	$2.49	$2.29	$2.07
Diluted earnings per common share	$2.46	$2.27	$2.05
Return on average assets	1.38%	1.60%	1.69%
Return on average stockholders’ equity	13.28%	13.61%	14.05%
Total average assets	$9,111,671	$7,345,020	$6,146,777
Total average stockholders’ equity	$944,528	$863,641	$740,921
Efficiency ratio	38.38%	37.88%	36.86%
Effective income tax rate	36.20%	36.39%	37.48%

Net Interest Income

Net interest income increased $30.2 million, or 10.8%, from $279.3 million in 2006 to $309.5 million in 2007. Interest income in 2007 on tax-exempt securities was $2.7 million, or $4.0 million on a tax-equivalent basis using a statutory Federal income tax rate of 35%, compared to $3.8 million, or $5.7 million on a tax-equivalent basis in 2006.

Taxable-equivalent net interest income totaled $310.9 million in 2007, compared with $281.2 million in 2006. The increase in net interest income was due to a $1.71 billion, or 25.4%, increase in average earning assets resulting primarily from increases in strong growth in loans, investment securities and securities purchased under agreements to resell offset by the decrease in the net interest margin between 2006 and 2007 as a result of the composition of the average earning assets, increased reliance on more expensive wholesale deposits and borrowings, and the lag in the downward repricing of certificates of deposit.

Average loans for 2007 were $6.17 billion, which is $859.9 million, or 16.2%, higher than 2006 due primarily to the growth in commercial mortgage loans. Compared with 2006, average commercial mortgage loans increased $424.6 million, or 13.9%, to $3.48 billion, average commercial loans increased $195.7 million, or 17.6%, to $1.30 billion, average residential mortgages and equity lines increased $125.9 million, or 25.9%, to $611.2 million and average construction loans increased $116.2 million, or 18.5%, to $745.2 million. Average securities were $1.86 billion, a significant increase of $475.2 million, or 34.2%, due primarily to purchases of callable agency securities and agency mortgage-backed securities during 2007. Average Federal funds sold and securities purchased under agreements to resell increased $314.5 million from $4.3 million in 2006 to $318.8 million in 2007.

Average deposits were $5.91 billion in 2007, an increase of $592.8 million, or 11.1%, from $5.32 billion in 2006 primarily due to increases of $507.5 million, or 15.2%, in time deposits and $100.4 million, 16.8% in money market accounts. Average FHLB advances and other borrowings increased $432.4 million to $1.01 billion from $578.2 million. Average securities sold under agreement to repurchase increased $567.0 million from $374.4 million in 2006 to $941.4 million in 2007.

Taxable-equivalent interest income increased $123.2 million, or 25.0%, to $616.6 million in 2007, primarily due to continued growth in loans, investment securities, and securities purchased under agreements to resell. The overall increase in taxable-equivalent interest income was primarily due to increases in volume which was partially offset by a decrease in loan rate and by a change in the mix of interest-earning assets as discussed below:

•

Increase in volume: Average interest-earning assets increased $1.71 billion, or 25.4%, to $8.46 billion in 2007, over interest-earning assets of $6.75 billion in 2006. The increase in volume added $120.2 million to interest income and was primarily attributable to the growth in loans, investment securities, and securities purchased under agreements to resell.

•

Changes in rate: The taxable-equivalent yield on interest-earning assets decreased 3 basis points from 7.31% in 2006 to 7.28% in 2007. In 2007, the yield earned on average loans decreased 11 basis points to 7.79% from 7.90% in 2006. The yield earned on average taxable securities increased 52 basis points from 5.07% in 2006 to 5.59% in 2007. The changes in rates among interest earning assets increased interest income by $3.1 million.

•

Change in the mix of interest-earnings assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 72.9% of total average interest-earning assets in 2007 and decreased from 78.7% in 2006. Average securities comprised 22.0% of total average interest-bearing assets in 2007 and increased from 20.6% in 2006.

Interest expense increased by $93.5 million to $305.7 million in 2007 compared with $212.2 million in 2006. The overall increase in interest expense was due to increases in rate and volume as discussed below:

•

Increase in volume: Average interest-bearing liabilities increased $1.65 billion in 2007, due primarily to the growth of time deposits of $507.5 million, securities sold under agreement to repurchase of $567.0 million, and FHLB advances and other borrowings of $432.4 million.

•

Change in rate: As a result of the lag in the downward repricing of certificates of deposit and increased reliance on wholesale deposits in 2007 partially offset by a decrease in borrowing rate, the average cost of interest bearing liabilities increased 43 basis points from 3.78% in 2006 to 4.21% in 2007.

•

Change in the mix of interest-bearing liabilities. Average FHLB advances and other borrowing of $1.01 billion increased to 13.9% of total interest-bearing liabilities in 2007 compared to 10.3% in 2006. In addition, average securities under agreement to repurchase of $941.4 million increased to 13.0% of total interest-bearing liabilities in 2007 compared to 6.7% in 2006. Offsetting these increases, average interest bearing deposits of $5.1 billion decreased to 70.6% of total interest-bearing liabilities in 2007 compared to 81.1% in 2006, due in part to decreases in average interest-bearing demand and savings deposits.

The Company’s taxable-equivalent net interest margin, defined as taxable-equivalent net interest income to average interest-earning assets, decreased 50 basis points to 3.67% in 2007 from 4.17% in 2006 primarily as a result of the lag in downward repricing of certificates of deposit to market interest rates and increased reliance on more expensive wholesale deposits and borrowings.

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

Interest expense increased by $101.9 million to $212.2 million in 2006 compared with $110.3 million in 2005. The overall increase in interest expense was due to increases in rate and volume as discussed below:

•

Increase in volume: Average interest-bearing liabilities increased $993.1 million in 2006, due primarily to the growth of time deposits of $415.6 million, securities sold under agreement to repurchase of $355.9 million, and FHLB advances and other borrowings of $174.6 million.

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

Interest-Earning Assets and Interest-Bearing Liabilities

	2007 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)	2006 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)	2005 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)
	(Dollars in thousands)
Interest-Earning Assets:
Commercial loans	$1,304,862	$104,262	7.99%	$1,109,144	$90,182	8.13%	$1,019,101	$66,517	6.53%
Residential mortgage	611,200	38,043	6.22	485,287	29,130	6.00	374,988	21,155	5.64
Commercial mortgage	3,482,083	268,467	7.71	3,057,523	238,227	7.79	2,289,288	159,244	6.96
Real estate construction loans	745,164	68,639	9.21	628,989	60,890	9.68	455,704	37,512	8.23
Other loans and leases	27,196	1,358	4.99	29,621	1,025	3.46	26,220	680	2.59

Loans and leases (1)	6,170,505	480,769	7.79	5,310,564	419,454	7.90	4,165,301	285,108	6.84
Taxable securities	1,800,930	100,663	5.59	1,304,325	66,071	5.07	1,376,068	59,584	4.33
Tax-exempt securities (3)	61,932	4,031	6.51	83,349	5,706	6.85	103,026	6,653	6.46
FHLB stock	50,293	2,348	4.67	32,475	1,594	4.91	29,237	965	3.30
Federal funds sold & securities purchased under agreement to resell	318,778	24,309	7.63	4,340	195	4.49	8,005	237	2.96
Interest-bearing deposits	62,101	4,489	7.23	15,091	380	2.52	9,517	368	3.87

Total interest-earnings assets	$8,464,539	$616,609	7.28	$6,750,144	$493,400	7.31	$5,691,154	$352,915	6.20
Non-interest earning assets
Cash and due from banks	89,109			99,986			89,211
Other non-earning assets	635,976			571,887			440,071

Total non-interest earning assets	725,085			671,873			529,282
Less: Allowance for loan losses	(66,192)			(63,955)			(62,098)
Deferred loan fees	(11,761)			(13,042)			(11,561)

Total Assets	$9,111,671			$7,345,020			$6,146,777

Interest-Bearing Liabilities:
Interest-bearing demand	232,114	2,823	1.22	237,113	2,796	1.18	245,904	1,492	0.61
Money market	699,606	21,531	3.08	599,210	16,145	2.69	539,642	7,537	1.40
Savings	344,066	3,258	0.95	374,570	3,416	0.91	390,787	1,992	0.51
Time deposits	3,852,468	181,891	4.72	3,344,931	137,734	4.12	2,929,365	81,587	2.79

Total interest-bearing deposits	5,128,254	209,503	4.09	4,555,824	160,091	3.51	4,105,698	92,608	2.26
Federal funds purchased	32,190	1,612	5.01	43,407	2,195	5.06	43,981	1,481	3.37
Securities sold under agreement to repurchase	941,380	35,037	3.72	374,356	15,683	4.19	18,449	626	3.39
FHLB advances and other borrowings	1,010,574	48,358	4.79	578,181	28,903	5.00	403,534	12,031	2.98
Long-term debt	151,478	11,240	7.42	66,907	5,363	8.02	53,944	3,533	6.55

Total interest-bearing liabilities	7,263,876	305,750	4.21	5,618,675	212,235	3.78	4,625,606	110,279	2.38
Non-interest bearing liabilities:
Demand deposits	782,347			761,991			703,185
Other liabilities	120,920			100,713			77,065
Stockholders’ equity	944,528			863,641			740,921

Total liabilities and stockholders’ equity	$9,111,671			$7,345,020			$6,146,777

Net interest spread (4)			3.07%			3.53%			3.82%
Net interest income (4)		$310,859			$281,165			$242,636

Net interest margin (4)			3.67%			4.17%			4.26%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	2007 - 2006 Increase/(Decrease) in Net Interest Income Due to:			2006 - 2005 Increase/(Decrease) in Net Interest Income Due to:
	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate	Total Change
	(In thousands)
Interest-Earning Assets
Deposits with other banks	$2,567	$1,542	$4,109	$168	$(156)	$12
Federal funds sold and securities purchased under agreement to resell	23,884	230	24,114	(135)	93	(42)
Taxable securities	27,202	7,390	34,592	(3,230)	9,717	6,487
Taxable-exempt securities (2)	(1,406)	(269)	(1,675)	(1,329)	382	(947)
FHLB Stock	835	(81)	754	117	512	629
Loans	67,073	(5,758)	61,315	86,127	48,219	134,346

Total increase in interest income	120,155	3,054	123,209	81,718	58,767	140,485

Interest-Earning Liabilities
Interest-bearing demand accounts	(60)	87	27	(55)	1,359	1,304
Money market accounts	2,913	2,473	5,386	914	7,694	8,608
Savings accounts	(285)	127	(158)	(86)	1,510	1,424
Time deposits	22,457	21,700	44,157	12,841	43,306	56,147
Federal funds purchased	(562)	(21)	(583)	(20)	734	714
Securities sold under agreement to repurchase	21,286	(1,932)	19,354	14,876	181	15,057
FHLB advances and other borrowings	20,741	(1,286)	19,455	6,581	10,291	16,872
Long-term debt	6,303	(426)	5,877	947	883	1,830

Total increase in interest expense	72,793	20,722	93,515	35,998	65,958	101,956

Change in net interest income	$47,362	$(17,668)	$29,694	$45,720	$(7,191)	$38,529

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.

Provision for Credit Losses

The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses and allowance for off-balance sheet unfunded credit commitments that management believes to be sufficient to absorb credit losses inherent in the Bank’s loan portfolio and credit commitments. The provision for credit losses was $11.0 million in 2007 compared with $2.0 million in 2006 and negative $500,000 in 2005. As a result of the strong growth in loans and increase in non-performing loans during 2007, the Bank recorded a $11.0 million provision for credit losses during 2007. Net charge-offs for 2007 were $6.6 million, or 0.11% of average loans, compared to net charge-offs of $715,000, or 0.01% of average loans, during 2006 and compared to net charge-offs of $2.1 million or 0.05% of average loans during 2005.

Non-interest Income

Non-interest income was $27.5 million for 2007, $21.5 million for 2006, and $22.5 million for 2005. Non-interest income includes depository service fees, letters of credit commissions, securities gains (losses), gains (losses) from loan sales, gains from sale of premises and equipment and other sources of fee income. These other fee-based services include, among other things, wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from the Company’s Wealth Management division, and foreign exchange fees.

The increase of $6.0 million, or 28.1%, from 2006 to 2007 in non-interest income was primarily due to the following items:

•	Gains on sale of premises and equipment of $2.7 million in 2007 due to the sale of a property housing a former branch;

•	Venture capital and warrant income increased $784,000 in 2007 as a result of partnership distributions;

•	Gains on sale of securities increased $609,000 due primarily to the sale of agency mortgage backed securities during the fourth quarter of 2007;

•	Wealth management commissions increased $563,000 due to increased volumes, and commissions on safe deposit box increased $390,000 due to the additions of new branches;

•	The above increases were partially offset by a $746,000 other-than-temporary impairment write-down of the Company’s investment in the common stock of Broadway Financial Corporation.

The decrease of $1.0 million, or 4.5%, from 2005 to 2006 in non-interest income was primarily due to the following items:

•	Net securities gains of $1.5 million in 2005 compared to net securities gains of $0.2 million in 2006;

•	Gains on sale of premises and equipment of $958,000 in 2005 due to the sale of the land and building for a closed branch compared to none during 2006;

•	Depository service fees decreased $828,000 primarily due to the reclassification of certain wire transfer fees from depository service fees to other operating income in 2006; and

•

The above decreases were partially offset by increases (due mainly to the acquisition of Great Eastern Bank) of $1.2 million, or 29.1%, in letter of credit commissions, of $531,000, or 13.9% in wire transfer commissions, of $357,000, or 25.2%, in safe deposit box commissions and of $258,000, or 44.1%, in cashier check rebate commissions.

In 2000 and 2001, the Bank purchased three issues of preferred stock issued by Freddie Mac with a total par value of $20.0 million and one issue of preferred stock issued by Fannie Mae with a total par value of $5.0 million. These agency securities have a perpetual life and after an initial fixed rate period, the dividend on each issue of preferred stock is repriced based on a spread over a specific index such as LIBOR or the two-year Treasury Note. In 2004 and 2006, the Bancorp purchased 215,000 common stock shares of Broadway Financial Corporation for $2.6 million. Based on an evaluation of the length of time and extent to which the market value of these stock securities have been less than market and the financial condition and near-term prospects of the issuers, the Bank recorded other-than-temporary impairment charges of $35,000 in 2006 and $115,000 in 2005 and the Bancorp recorded an other-than-temporary impairment charge of $746,000 in 2007 to write down the value of these securities to market. In the first quarter of 2007, the Bank sold 200,000 shares of its Freddie Mac preferred stock which had been written down by $2.4 million in 2004 and recorded a gain of $2.2 million.

Non-interest Expense

Non-interest expense includes expenses related to salaries and benefits of employees, occupancy expenses, marketing expenses, computer and equipment expenses, amortization of core deposit intangibles, and other operating expenses. Non-interest expense totaled $129.3 million in 2007, compared with $113.9 million in 2006 and $96.9 million in 2005. The increase of $15.4 million, or 13.5%, in non-interest expense in 2007 compared to 2006 was primarily due to the combination of the following:

•	an increase of $6.4 million, or 10.3%, in salaries and employee benefits primarily due to acquisitions and expansion;

•	an increase of $2.0 million in occupancy expense due primarily to increases in depreciation expenses and rental expenses due to acquisitions and expansion;

•	an increase of $1.7 million in computer and equipment expense primarily due to increases in software license fees under new data processing contracts;

•	an increase of $2.0 million in professional services expense mainly due to increases of $568,000 in legal expenses, of $639,000 in consulting expenses and of $368,000 in collection expenses;

•

an increase of $1.2 million in expenses for the operation of affordable housing projects due to an adjustment of $752,000 relating to prior year’s estimated operating losses and additional investments that were made in affordable housing projects; and

•

an increase of $1.8 million of other operating expenses, or 19.8%, primarily due to increases in education, communication, postage, license fees and a $295,000 write-off of previously capitalized due diligence costs related to a proposed investment in First Sino Bank which the Company is no longer pursuing.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, increased to 38.38% in 2007 compared with 37.88% in 2006 due primarily to the higher percentage increase in non-interest expenses compared to the percentage increase in total revenues in 2007 compared to 2006.

Non-interest expense totaled $113.9 million in 2006, compared with $96.9 million in 2005. The increase of $17.0 million, or 17.6%, in non-interest expense in 2006 compared to 2005 was primarily a combination of the following:

•	an increase of $9.9 million, or 18.9%, in salaries and employee benefits primarily due to acquisitions;

•	an increase of $1.3 million in occupancy expense due primarily to increases in depreciation expenses, property taxes, and utility expenses primarily due to acquisitions;

•

an increase of $873,000 in computer and equipment expense primarily due to depreciation expenses and system conversion charges related to the conversion of the customers of Great Eastern Bank and New Asia Bancorp to the Company’s computer system;

•	an increase of $971,000 in marketing expenses mainly due to increases in donation, sponsorship and promotion expenses;

•	an increase of $642,000 in OREO expenses due to higher levels of OREO in 2006;

•	an increase of $1.3 million in expenses for the operation of affordable housing projects due to additional investments that were made in affordable housing projects;

•	an increase of $575,000 in amortization of core deposit intangibles due to acquisitions; and

•	an increase of $1.8 million of other operating expenses, or 24.8%, primarily due to increases in printing, supplies, and postage expenses.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, increased to 37.88% in 2006 compared to 36.86% in 2005 due primarily to the higher percentage increase in non-interest expenses compared to the percentage increase in total revenues from 2005 to 2006.

Income Tax Expense

The effective tax rate was 36.2% for 2007 and 36.4% for 2006. The decrease in the effective tax rate was primarily due to an increase in low income housing tax credits from $6.5 million in 2006 to $8.0 million in 2007. The effective tax rate was 36.4% for 2006 and 37.5% for 2005. The effective tax rate for 2006 decreased from 2005 because state income taxes were lower in 2006 as a percentage of pretax income due to higher tax benefits recognized related to California enterprise zone tax deductions and a higher percentage of taxable income apportioned to lower tax rate jurisdictions and an increase in low income housing tax credits.

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

The FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), which requires that the amount of recognized tax benefit should be the maximum amount that is more-likely-than-not to be realized and that amounts previously recorded that do not meet the requirements of FIN 48 be charged as a cumulative effect adjustment to retained earnings. As of December 31, 2006, the Company reflected a $12.1 million net state tax receivable related to payments it made in April 2004 under the Voluntary Compliance Initiative program for the years 2000, 2001, and 2002, after giving effect to reserves for loss contingencies on the refund claims. The Company has determined that its refund claim related to its regulated investment company is not more-likely-than-not to be realized and consequently charged a total of $8.5 million, comprised of the $7.9 million after tax amount related to its refund claims as well as a $0.6 million after tax amount related to California net operating losses generated in 2001 as a result of its regulated investment company, to the opening balance of retained earnings as of the January 1, 2007, effective date of FIN 48.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as an income tax provision expense. For the year ended December 31, 2007, the Company recognized $0.2 million in interest and penalties. The Company had approximately $1.7 million and $1.9 million of accrued interest and penalties as of December 31, 2006 and 2007, respectively.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2004 and by the Franchise Tax Board of the State of California back to 2000. The Company is currently under audit by the California Franchise Tax Board for the years 2000 to 2004. During the second quarter of 2007, the Internal Revenue Service completed an examination of the Company’s 2004 and 2005 tax returns and did not propose adjustments which were material. From time to time, there may be differences in opinions with respect to the tax treatment accorded transactions. When, and if, such differences occur and the related tax effects become probable and estimable, such amounts will be recognized. See discussion above in Part I — Item 1A— “Risk Factors” of this Annual Report on Form 10-K.

Review of Financial Condition

Total assets increased by $2.4 billion, or 29.5%, to $10.4 billion at December 31, 2007, compared with total assets of $8.0 billion at December 31, 2006. The increase in total assets was due primarily to growth in loans, increases in securities purchased under agreements to resell and increases in investment securities funded by growth of deposits, securities sold under agreements to repurchase, advances from FHLB, and other borrowings.

Securities

Securities represented 22.57% of total assets at December 31, 2007, compared with 18.96% of December 31, 2006 total assets. The fair value of securities available-for-sale at December 31, 2007, was $2.35 billion compared with $1.52 billion at December 31, 2006. Securities available-for-sale are carried at fair value and had a net unrealized loss of $941,000 at December 31, 2007, compared with a net unrealized loss $21.4 million at December 31, 2006.

The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2007	2006
	(In thousands)
Securities Available-for-Sale:
U.S. treasury securities	$—	$993
U.S. government sponsored entities	534,610	361,499
State and municipal securities	34,021	55,532
Mortgage-backed securities	1,325,048	534,767
Commercial mortgage-backed securities	8,918	19,966
Collateralized mortgage obligations	211,237	245,626
Asset-backed securities	601	780
Corporate bonds	125,694	205,937
Preferred stock of government sponsored entities	32,368	22,010
Foreign corporate bonds	75,168	75,113

Total	$2,347,665	$1,522,223

Between 2002 and 2004, the Company purchased a number of collateralized mortgage obligations comprised of interests in non-agency guaranteed residential mortgages. At December 31, 2007, the remaining par value of these securities was $198.6 million which represents 8.5% of the fair value of securities available-for-sale and 1.9% of total assets. At December 31, 2007, the unrealized loss for these securities was $3.9 million which represented 1.9% of the par amount of these non-agency guaranteed residential mortgages. Based on the Company’s analysis at December 31, 2007, there was no “other-than-temporary” impairment in these securities due to the low loan to value ratio for the loan underlying these securities, the credit support provided by junior tranches of these securitizations, and the continued AAA rating of these securities. The Company has the ability and intent to hold the securities, including the non-agency collateralized mortgage obligation securities discussed above with unrealized losses of $3.9 million and $1.33 billion of agency mortgage-backed securities with unrealized losses of $5.8 million, for a period of time sufficient for a recovery of cost for those issues with unrealized losses.

The temporarily impaired securities represent 30.6% of the fair value of securities available-for-sale as of December 31, 2007. Unrealized losses for securities with unrealized losses for less than twelve months represent 2.3%, and securities with unrealized losses for twelve months or more represent 1.7% of the historical cost of these securities and generally resulted from increases in interest rates subsequent to the date that these securities were purchased. Except for one corporate bond issue with fair value of $132,000, all of these securities are investment grade, as of December 31, 2007. At December 31, 2007, 102 issues of securities had unrealized losses for 12 months or longer and 30 issues of securities had unrealized losses of less than 12 months.

At December 31, 2007, management believes the impairment is temporary and, accordingly, no impairment loss has been recognized in the Company’s consolidated statements of income. The table below shows the fair value, unrealized losses and number of issuances as of December 31, 2007, of the temporarily impaired securities in the Company’s available-for-sale securities portfolio:

Temporarily Impaired Securities as of December 31, 2007

	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(In thousands)
Description of securities
U.S. government sponsored entities	$481	$19	2	$—	$—	—	$481	$19	2
State and municipal securities	—	—	—	1,106	24	2	1,106	24	2
Mortgage-backed securities	980	5	7	377,751	5,830	72	378,731	5,835	79
Commercial mortgage-backed securities	—	—	—	8,918	271	1	8,918	271	1
Collateralized mortgage obligations	16,128	166	5	170,562	3,701	26	186,690	3,867	31
Asset-backed securities	525	1	1	76	1	1	601	2	2
Corporate bonds	125,195	841	11	—	—	—	125,195	841	11
Preferred stock of government sponsored entities	17,590	2,785	4	—	—	—	17,590	2,785	4

Total	$160,899	$3,817	30	$558,413	$9,827	102	$719,312	$13,644	132

The scheduled maturities and taxable-equivalent yields by security type are presented in the following tables:

Securites Available-for-Sale Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2007
	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Maturity Distribution:
U.S. government sponsored entities	$6,061	$524,298	$3,002	$1,249	$534,610
State and municipal securities	1,580	8,635	19,969	3,837	34,021
Mortgage-backed securities (1)	342	21,448	2,297	1,300,961	1,325,048
Commercial mortgage-backed securities (1)	—	—	—	8,918	8,918
Collateralized mortgage obligations (1)	—	—	6,127	205,110	211,237
Asset-backed securities (1)	—	—	—	601	601
Corporate bonds	1,277	236	124,181	—	125,694
Preferred stock of government sponsored entities (2)	—	—	—	32,368	32,368
Foreign corporate bonds	—	—	75,168	—	75,168

Total	$9,260	$554,617	$230,744	$1,553,044	$2,347,665

Weighted-Average Yield:
U.S. government sponsored entities	4.23%	5.10%	4.89%	4.64%	5.09%
State and municipal securities (3)	7.42	6.68	6.62	6.21	6.63
Mortgage-backed securities (1)	5.11	4.84	6.00	5.13	5.13
Commercial mortgage-backed securities (1)	—	—	—	4.09	4.09
Collateralized mortgage obligations (1)	—	—	4.63	4.65	4.65
Asset-backed securities (1)	—	—	—	2.72	2.72
Corporate bonds	5.04	5.23	8.10	—	8.06
Preferred stock of government sponsored entities	—	—	—	10.22	10.22
Foreign corporate bonds	—	—	8.38	—	8.38

Total	4.92%	5.12%	7.91%	5.17%	5.43%

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	There is no stated maturity for equity securities.
(3)	Weighted average yield has been adjusted to a fully-taxable equivalent basis.

Loans

Loans represented 72.9% of average interest-earning assets during 2007 compared with 78.7% during 2006. Gross loans, increased by $936.1 million, an increase of 16.3%, to $6.68 billion at year-end 2007 compared with $5.75 billion at year-end 2006. The growth was primarily attributable to the following:

•

Commercial mortgage loans increased $536.0 million, or 16.6%, to $3.76 billion at year-end 2007, compared to $3.23 billion at year-end 2006 due primarily to strong loan originations. Total commercial mortgage loans accounted for 56.3% of gross loans at year-end 2007 compared to 56.1% at year-end 2006. Commercial mortgage loans include primarily commercial retail properties, shopping centers, and owner-occupied industrial facilities, and, secondarily, office buildings, multiple-unit apartments, and multi-tenanted industrial properties, and are typically secured by first deeds of trust on such commercial properties. In addition, the Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings where the borrower either uses the property for business purposes or derives income from tenants.

•

Commercial loans increased $192.1 million, or 15.4%, to $1.44 billion at December 31, 2007, compared to $1.24 billion at December 31, 2006. Commercial loans consist primarily of short-term loans (normally with a maturity of one year or less) to support general business purposes, or to provide working capital to businesses in the form of lines of credit, trade-finance loans, loans for commercial purposes secured by cash, and SBA loans.

•	Real estate construction loans increased $114.0 million, or 16.6%, to $799.2 million at year-end 2007 compared to $685.2 million at year-end 2006.

•

Total residential mortgage loans and equity lines increased by $89.3 million or 15.5%, to $663.7 million at year-end 2007, compared to $574.4 million at year-end 2006, primarily due to strong new loan originations for single family mortgage loans.

The Company’s lending activities are predominantly in the states of California, New York, Texas, Washington, Massachusetts, Illinois, and New Jersey, although it has some loans to domestic clients who are engaged in international trade. The Company’s new branch in Hong Kong generated $15.4 million in loans as of December 31, 2007

The classification of loans by type as of December 31 for each of the past five years is presented below:

Loan Type and Mix

	Amount Outstanding as of December 31,
	2007	2006	2005	2004	2003
			(In thousands)
Commercial loans	$1,435,861	$1,243,756	$1,110,401	$955,377	$956,382
Residential mortgage loans and equity lines	663,707	574,422	431,289	331,727	262,954
Commercial mortgage loans	3,762,689	3,226,658	2,590,752	2,119,349	1,715,434
Real estate construction loans	799,230	685,206	500,027	412,611	359,339
Installment loans	15,099	13,257	13,662	10,481	11,452
Other loans	7,059	4,247	1,684	2,443	860

Gross loans	6,683,645	5,747,546	4,647,815	3,831,988	3,306,421

Less:
Allowance for loan losses	(64,983)	(60,220)	(56,438)	(58,832)	(62,830)
Unamortized deferred loan fees	(10,583)	(11,984)	(12,733)	(11,644)	(10,862)

Net loans	$6,608,079	$5,675,342	$4,578,644	$3,761,512	$3,232,729

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

	Within One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial loans
Floating rate	$775,576	$255,046	$36,302	$1,066,924
Fixed rate	323,720	43,242	1,975	368,937
Residential mortgage loans and equity lines
Floating rate	1,061	967	137,600	139,628
Fixed rate	805	35,067	488,207	524,079
Commercial mortgage loans
Floating rate	496,207	506,972	572,089	1,575,268
Fixed rate	147,434	1,105,178	934,809	2,187,421
Real estate construction loans
Floating rate	668,753	101,960	—	770,713
Fixed rate	16,550	11,967	—	28,517
Installment loans
Floating rate	—	—	—	—
Fixed rate	14,531	568	—	15,099
Other loans
Floating rate	7	—	—	7
Fixed rate	7,052	—	—	7,052

Total Loans	$2,451,696	$2,060,967	$2,170,982	$6,683,645

Floating rate	$1,941,604	$864,945	$745,991	$3,552,540
Fixed rate	510,092	1,196,022	1,424,991	3,131,105

Total Loans	2,451,696	2,060,967	2,170,982	6,683,645

Allowance for loan losses				(64,983)
Unamortized deferred loan fees				(10,583)

Net loans				$6,608,079

Deposits

The Bank primarily uses customer deposits to fund its operations, and to a lesser extent borrowings in the form of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and other borrowings. The Bank’s deposits are generally obtained from residents within the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting time deposits from political subdivisions and public agencies. The Bank considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management’s decisions as to the most economic funding sources. At December 31, 2007, the Bank had brokered-deposits which totaled $632.6 million, or 10.1% of total deposits, and public deposits which totaled $392.3 million, or 6.2% of total deposits.

The Bank’s total deposits increased $603.1 million, or 10.6%, from $5.68 billion at year-end 2006 to $6.28 billion at December 31, 2007. In 2007, time deposits of $100,000 or more increased $307.0 million, or

11.7%, primarily due to marketing efforts, new branches, and a $50 million increase in public deposits. Time deposits under $100,000 increased $303.6 million, or 30.1%, during 2007 due to the $384.9 million increase from brokered deposits.

The following table displays the deposit mix for the past three years:

Deposit Mix

	Year Ended December 31,
	2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Demand accounts	$785,364	12.5%	$781,492	13.8%	$726,722	14.8%
NOW accounts	231,583	3.7	239,589	4.2	240,885	4.9
Money market accounts	681,783	10.8	657,689	11.6	523,076	10.6
Saving accounts	331,316	5.3	358,827	6.3	364,793	7.4
Time deposits under $100,000	1,311,251	20.9	1,007,637	17.8	641,411	13.1
Time deposits of $100,000 or more	2,937,070	46.8	2,630,072	46.3	2,419,463	49.2

Total	$6,278,367	100.0%	$5,675,306	100.0%	$4,916,350	100.0%

Average total deposits grew $592.8 million, or 11.1%, to $5.91 billion during 2007 compared with average total deposits of $5.32 billion in 2006.

The following table displays average deposits and rates for the past five years:

Average Deposits and Average Rates

	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Demand	$782,347	—%	$761,991	—%	$703,185	—%	$664,329	—%	$357,731	—%
NOW accounts	232,114	1.22	237,113	1.18	245,904	0.61	267,188	0.27	179,290	0.27
Money market accounts	699,606	3.08	599,210	2.69	539,642	1.40	616,970	0.79	292,952	0.73
Saving accounts	344,066	0.95	374,570	0.91	390,787	0.51	421,959	0.31	327,336	0.30
Time deposits	3,852,468	4.72	3,344,931	4.12	2,929,365	2.79	2,522,845	1.70	1,665,114	1.76

Total	$5,910,601	3.54%	$5,317,815	3.01%	$4,808,883	1.93%	$4,493,291	1.11%	$2,822,423	1.17%

Management considers the Bank’s time deposits of $100,000 or more (Jumbo CDs) to be generally less volatile than other wholesale funding sources primarily because:

•	approximately 68.7% of the Bank’s Jumbo CDs have been on deposit with the Bank for two years or more;

•	the Jumbo CD portfolio is widely-held with 11,905 individual accounts averaging approximately $211,543 per account owned by 7,718 individual depositors as of December 31, 2007; and

•

the ratio of relatively higher percentage of Jumbo CDs to total deposits exists in most of the Asian-American banks in our California market because of higher savings rate within the communities we serve.

Management monitors the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the customers the Bank is serving.

Of our Jumbo CDs, 98.2% mature within one year as of year-end 2007. The following tables display time deposits of $100,000 or more by maturity:

Time Deposits of $100,000 or More by Maturity

(In thousands)
Less than three months	$1,623,789
Three to six months	787,103
Six to twelve months	474,165
Over one year	52,013

Total	$2,937,070

The following table displays time deposits with a remaining term of more than one year at December 31, 2007:

Maturities of Time Deposits with a Remaining Term

of More Than One Year for Each

of the Five Years Following December 31, 2007

(In thousands)
2009	$65,265
2010	15,839
2011	993
2012	773
2013	9

Borrowings

Borrowings include securities sold under agreements to repurchase, federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Federal funds purchased were $41.0 million with a weighted average rate of 4.00% as of December 31, 2007, compared to $50.0 million with a weighted average rate of 5.31% as of December 31, 2006.

Securities sold under agreements to repurchase were $1.4 billion with a weighted average rate of 3.57% at December 31, 2007, compared to $400.0 million with a weighted average rate of 4.40% at December 31, 2006. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Eight fixed-to-floating rate agreements totaling $400.0 million are with initial fixed rates ranging from 2.70% and 3.50% and initial fixed rate terms ranging from six months to one year. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.50% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The Company may be required to provide additional collateral for the repurchase agreements. In addition, there were three short term repurchase agreements totaling $91.0 million which matured before February 2, 2008, with a weighted average interest rate of 5.37% at December 31, 2007. At December 31, 2007, included in long-term transactions are nine repurchase agreements totaling $450.0 million that were callable but had not been called. Two repurchase agreements of $50.0 million each have fixed interest rates at 4.75% and 4.79% until their final maturities in March 2011. Seven repurchase agreements of $50.0 million each have fixed interest rates ranging from 4.29% to 4.61%, until their final maturities in the first half of 2014.

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	December 31,
	2007	2006	2005
	(Dollars in thousands)
Average amount outstanding during the year (1)	$941,380	$374,356	$18,449
Maximum amount outstanding at month-end (2)	1,391,025	445,000	200,000
Balance, December 31,	1,391,025	400,000	200,000
Rate at year-end	3.57%	4.40%	3.41%
Weighted average interest rate for the year	3.72%	4.19%	3.39%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were December 2007, July in 2006, and December in 2005.

Total advances from the FHLB of San Francisco increased $660.5 million to $1.4 billion at December 31, 2007 from $714.7 million at December 31, 2006. Non-puttable advances totaled $675.2 million with a weighted rate of 4.74% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at December 31, 2007. The FHLB has the right to terminate the puttable transaction at par on the first anniversary date in the first quarter of 2008 and quarterly thereafter for $300.0 million of the advances and on the second anniversary date in 2009 and quarterly thereafter for $400.0 million of the advances.

On May 31, 2005, the Bancorp entered into a $30.0 million 364-day unsecured revolving loan agreement with a commercial bank bearing an interest rate of LIBOR plus 90 basis points and a commitment fee of 12.5 basis points on unused commitments. At December 31, 2006, $10.0 million was outstanding with a weighted average rate of 6.26% under this loan. This loan was paid off in April, 2007.

Long-term Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt has a maturity term of 10 years and bears interest at a rate of three-month LIBOR plus 110 basis points. As of December 31, 2007, $50.0 million was outstanding with a rate of 5.93% under this note compared to $50.0 million at a rate of 6.46% at December 31, 2006. The subordinated debt qualifies as Tier 2 capital for regulatory reporting purpose and is included as a component of long-term debt in the consolidated balance sheet.

Junior Subordinated Notes

The Company established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing Guaranteed Preferred Beneficial Interests in its Subordinated Debentures to outside investors (“Capital Securities”). The proceeds from the issuance of the Capital Securities as well as the Company’s purchase of the common stock of the special purpose trusts were invested in Junior Subordinated Notes of the Bancorp (“Junior Subordinated Notes”). The trusts exist for the sole purpose of issuing the Capital Securities and investing in Junior Subordinated Notes. Subject to some limitations, payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts, or the redemption of the Capital Securities, are guaranteed by the Company to the extent the trusts have funds on hand at such time. The obligations of the Company under the guarantees and the Junior Subordinated Notes are subordinate and junior in right of payment to all indebtedness of the Company and will be structurally subordinated to all liabilities and obligations of the Company’s subsidiaries. The Bancorp has the right to defer payments of interest on the Junior Subordinated Notes at any time or from time to time for a period of up to twenty consecutive quarterly periods with respect to each deferral period. Under the terms of the Junior Subordinated Notes, the Bancorp may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock if the Bancorp has deferred payment of interest on any Junior Subordinated Notes.

At December 31, 2007, junior subordinated debt securities totaled $121.1 million with a weighted average interest rate of 7.13% compared to $54.1 million with a weighted average rate of 8.39% at December 31, 2006. The junior subordinated debt securities have a stated maturity term of 30 years. The junior subordinated debt issued qualifies as Tier 1 capital for regulatory reporting purposes. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and commitments to make future payments as of December 31, 2007. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Contractual obligations:
Federal funds purchased	$41,000	$—	$—	$—	$41,000
Securities sold under agreements to repurchase (1)	91,025	—	150,000	1,150,000	1,391,025
Advances from the Federal Home Loan Bank (2)	530,000	—	845,180	—	1,375,180
Other borrowings	8,301	—	—	19,642	27,943
Long-term debt	—	—	—	171,136	171,136
Operating leases	7,480	9,782	6,245	5,768	29,275
Deposits with stated maturity dates	4,165,437	81,104	1,766	14	4,248,321

	4,843,243	90,886	1,003,191	1,346,560	7,283,880
Other commitments:
Commitments to extend credit	1,488,798	581,375	37,204	203,510	2,310,887
Standby letters of credit	61,202	1,211	—	—	62,413
Commercial letter of credit	71,089	—	—	—	71,089
Bill of lading guarantees	323	—	—	—	323

Total contractual obligations and other commitments	$6,464,655	$673,472	$1,040,395	$1,550,070	$9,728,592

(1)	These repurchase agreements have a final maturity of 5 years, 7 years and 10 years from origination date but are callable on a quarterly basis after the six months or one year anniversary according to agreements.
(2)	FHLB advances of $700.0 million that mature in 2012 have a callable option. On a quarterly basis, $300.0 million are callable on the first anniversary date and $400.0 million are callable on the second anniversay date.

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses. Loan commitments outstanding at December 31, 2007, are included in the table above.

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek reimbursement from the customer. The Company’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2007, are included in the table above.

Capital Resources

Stockholders’ Equity

We obtain capital primarily from retained earnings, the issuance of additional common stock and, to a lesser extent, through our Dividend Reinvestment Plan and stock option exercises. Stockholders’ equity of $971.9 million at December 31, 2007, was up $28.8 million, or 3.1%, compared to $943.1 million at December 31, 2006. The increase in stockholders’ equity was due to $125.5 million from net income less payments of dividends on common stock of $20.5 million, proceeds from exercise of stock options of $2.2 million, tax benefit of $0.8 million from the exercise of stock options, reinvestment of dividends of $2.4 million, amortization of unearned compensation of $7.5 million and an increase of $11.9 million from lower unrealized losses on securities offset by the $92.4 million purchase of treasury stock and by the $8.5 million cumulative effect adjustment as a result of adoption of FASB Interpretation 48. The Company paid common stock dividends of $0.405 per common share in 2007 and $0.360 per common share in 2006.

During 2005, the Company repurchased 738,542 shares of its common stock for $24.5 million, at an average price of $33.18 per share under both the April 2001 repurchase program and the March 2005 repurchase program. There were no shares repurchased in 2006. In 2007, the Board of Directors approved stock repurchase programs in March 2007, May 2007 and November 2007 and authorized the purchase of one million shares of the Company’s common stock under each of these programs. In 2007, the Company repurchased 2,829,203 shares of its common stock for a total cost of $92.4 million, or an average price of $32.67 per share thereby completing its March 2005, March 2007 and May 2007 stock repurchase programs. As of December 31, 2007, 622,500 shares remained under the Company’s November 16, 2007, stock repurchase program.

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. The amount of retained earnings available for cash dividends to Bancorp, immediately after December 31, 2007, is restricted to approximately $203.7 million under this regulation.

Capital Adequacy

Management seeks to retain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At year-end 2007, Tier 1 risk-based capital ratio of 9.09%, total risk-based capital ratio of 10.52%, and Tier 1 leverage capital ratio of 7.83%, continued to place the Company in the “well capitalized” category, which is defined as institutions with Tier 1 risk-based capital ratio equal to or greater than 6.00%, total risk-based capital ratio equal to or greater than 10.00%, and Tier 1 leverage capital ratio equal to or greater than 5.00%. The comparable ratios for 2006 were Tier 1 risk-based capital ratio of 9.40%, total risk-based capital ratio of 11.00%, and Tier 1 leverage capital ratio of 8.98%.

Cathay Real Estate Investment Trust, of which 100% of the common stock is owned by Cathay Bank, sold $4.4 million during 2003 and $4.2 million during 2004 of its 7.0% Series A Non-Cumulative preferred stock to accredited investors. During 2005, the Trust repurchased $131,000 of its preferred stock. This preferred stock qualifies as Tier 1 capital under current regulatory guidelines.

A table displaying the Company’s and the Bank’s capital and leverage ratios at year-end 2007 and 2006 is included in Note 22 to the Consolidated Financial Statements.

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

Our non-performing assets increased $48.1 million, or 135%, to $83.7 million at year-end 2007 compared to $35.6 million at year-end 2006. The increase in non-performing assets was primarily due to a $35.9 million increase in non-accrual loans, a $10.9 million increase in other real estate owned, and a $1.3 million increase in accruing loans past due 90 days or more.

As a percentage of gross loans plus other real estate owned, our non-performing assets increased to 1.25% at year-end 2007 from 0.62% at year-end 2006. The non-performing loan coverage ratio, defined as the allowance for credit losses to non-performing loans, decreased to 102.99% at year-end 2007, from 213.28% at year-end 2006.

The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Accruing loans past due 90 days or more	$9,265	$8,008	$2,106	$3,260	$5,916
Non-accrual loans	58,275	22,322	15,799	19,211	32,959

Total non-performing loans	67,540	30,330	17,905	22,471	38,875

Real estate acquired in foreclosure	16,147	5,259	—	—	400

Total non-performing assets	$83,687	$35,589	$17,905	$22,471	$39,275

Troubled debt restructurings (1)	$12,601	$955	$3,088	$1,006	$5,808
Non-performing assets as a percentage of gross loans and other real estate owned at year-end	1.25%	0.62%	0.39%	0.59%	1.19%
Allowance for credit losses as a percentage of non-performing loans	102.99%	213.28%	336.50%	279.83%	169.28%

(1)	Troubled debt restructurings accrue interest at their restructured terms.

The effect of non-accrual loans on interest income for the past five years is presented below:

	2007	2006	2005	2004	2003
	(In thousands)
Non-accrual Loans
Contractual interest due	$5,324	$1,851	$1,308	$1,692	$1,019
Interest recognized	2,756	851	157	546	624

Net interest foregone	$2,568	$1,000	$1,151	$1,146	$395

During the fourth quarter 2006, the Company recognized $1.47 million of interest income, which is not reflected in the table above for 2006 amounts, from the full payoff of a loan that had been on nonaccrual status since 2004. As of December 31, 2007, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

Non-accrual Loans

Non-accrual loans were $58.3 million at year-end 2007 and $22.3 million at year-end 2006. Non-accrual loans at December 31, 2007, consisted of twelve commercial loans totaling $6.7 million, twenty-one commercial mortgage loans totaling $19.9 million, nine construction loans totaling $29.7 million and 10 residential mortgage loans totaling $2.0 million. The comparable numbers for 2006 were $14.4 million in fifteen commercial loans and $7.9 million in thirteen commercial mortgage loans.

The following tables present the type of properties securing the loans and the type of businesses the borrowers engaged in as of the dates indicated:

	December 31, 2007		December 31, 2006
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/Multi-family residence	$26,916	$163	$7,111	$180
Commercial real estate	14,885	—	674	1,265
Land	9,810	—	113	—
Personal Property (UCC)	—	6,487	—	12,779
Unsecured	—	14	—	200

Total	$51,611	$6,664	$7,898	$14,424

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

	December 31, 2007		December 31, 2006
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
		(In thousands)
Type of Business
Real estate development	$48,794	$—	$6,651	$—
Wholesale/Retail	845	1,318	130	8,631
Food/Restaurant	—	92	282	3,126
Import/Export	—	5,254	—	2,667
Other	1,972	—	835	—

Total	$51,611	$6,664	$7,898	$14,424

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

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

As of December 31, 2007 troubled debt restructurings, excluding those on non-accrual status, was comprised of four loans totaling $12.6 million which increased $11.6 million from $955,000 as of December 31, 2006 primarily due to a condominium conversion construction loan of $11.7 million in San Diego County, Southern California, where the interest rate has been reduced to 6.0% during the third quarter of 2007. At December 31, 2007, the restructured loans were performing under their revised terms.

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

We identified impaired loans with a recorded investment of $70.0 million at year-end 2007, compared to $22.3 million at year-end 2006. The average balance of impaired loans was $46.0 million in 2007 and $20.5 million in 2006. Interest collected on impaired loans totaled $3.7 million in 2007 and $0.9 million in 2006.

The following table presents impaired loans and the related allowance as of the dates indicated:

	At December 31,
	2007	2006
	(In thousands)
Balance of impaired loans with no allocated allowance	$50,249	$10,522
Balance of impaired loans with an allocated allowance	19,701	11,800

Total recorded investment in impaired loans	$69,950	$22,322

Amount of the allowance allocated to impaired loans	$4,937	$4,310

The impaired loans included in the table above are comprised of $6.7 million in commercial loans and $63.3 million in real estate loans as of December 31, 2007, and comprised of $14.4 million in commercial loans and $7.9 million in real estate loans as of December 31, 2006.

Loan Concentration

Most of the Company’s business activity is with customers located in the predominantly Asian areas of California; New York City; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; and New Jersey. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral.

We experienced no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of December 31, 2007. See Part I — Item 1A — “Risk Factors” in this Annual Report on Form 10-K for a discussion of some of the factors that may affect us.

Allowance for Credit Losses

The Bank maintains the allowance for credit losses at a level that is considered to be equal to the estimated and known risks in the loan portfolio and off-balance sheet unfunded credit commitments. Allowance for credit losses is comprised of allowance for loan losses and allowance for off-balance sheet unfunded credit commitments. With this risk management objective, the Bank’s management has an established monitoring system that is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy level of the allowance for credit losses in a timely manner.

In addition, our Board of Directors has established a written credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Bank maintains an adequate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is adequate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectibility when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses in future periods. See Part I — Item 1A — “Risk Factors” in this Annual Report on Form 10-K for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

As of December 31, 2007, the Company reclassified the reserve for off-balance sheet credit commitments from the allowance for loan losses to other liabilities. Amounts presented prior to December 31, 2007 have been restated to conform with the current reporting period. The following table sets forth the information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the past five years:

Allowance for Credit Losses

	Amount Outstanding as of December 31,
	2007	2006	2005	2004	2003
		(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of year	$60,220	$56,438	$58,832	$62,830	$22,574
Provision/(reversal) for credit losses	11,000	2,000	(500)	—	7,150
Transfers to reserve for off-balance sheet credit commitments	(107)	(656)	235	(1,070)	(1,009)
Charge-offs:
Commercial loans	(7,503)	(1,985)	(5,176)	(8,334)	(364)
Construction loans	(978)	—	—	(1,366)	(485)
Real estate loans	(1,570)	(3)	—	—	—
Installment loans and other loans	(23)	(42)	(39)	(28)	(7)

Total charge-offs	(10,074)	(2,030)	(5,215)	(9,728)	(856)
Recoveries:
Commercial loans	3,025	1,243	2,850	6,702	799
Construction loans	190	—	212	57	3
Real estate loans	265	41	—	—	44
Installment loans and other loans	32	31	24	41	77

Total recoveries	3,512	1,315	3,086	6,800	923
Allowance from acquisitions	432	3,153	—	—	34,048

Balance at end of year	$64,983	$60,220	$56,438	$58,832	$62,830

Reserve for off-balance sheet credit commitments
Balance at beginning of year	$4,469	$3,813	$4,048	$2,978	$1,969
Provision (reversal) for credit losses/transfers	107	656	(235)	1,070	1,009

Balance at end of year	$4,576	$4,469	$3,813	$4,048	$2,978

Average loans outstanding during year ended	$6,170,505	$5,310,564	$4,165,301	$3,522,575	$2,233,529
Ratio of net charge-offs to average loans outstanding during the year	0.11%	0.01%	0.05%	0.08%	—%
Provision for loan losses to average loans outstanding during the year	0.18%	0.04%	—%	—%	0.32%
Allowance for credit losses to non-performing loans at year-end	102.99%	213.28%	336.50%	279.83%	169.28%
Allowance for credit losses to gross loans at year-end	1.04%	1.13%	1.30%	1.64%	1.99%

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

•

General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and by identifying risk characteristics that are common to the groups of loans. The allowance is provided to each segmented group based on the group’s historical loan loss experience, the trends in delinquency and non-accrual, and other significant factors, such as national and local economy, trends and conditions, strength of management and loan staff, underwriting standards, and the concentration of credit. Beginning in the third quarter of 2007, minimum loss rates have been assigned for loans graded Minimally Acceptable instead of grouping these loans with the unclassified portfolio.

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

With these methodologies, a general allowance is for those loans internally classified and risk graded Pass, Special Mention, Substandard, Doubtful, or Loss based on historical losses in the portfolio. Additionally, the Bank’s management allocates a specific allowance for “Impaired Credits,” in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

Allocation of Allowance for Loan Losses

	As of December 31,
	2007		2006		2005		2004		2003
	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans
	(Dollars in thousands)
Type of Loans:
Commercial loans	$24,081	21.1%	$31,067	20.9%	$29,487	24.5%	$29,664	26.8%	$31,299	29.2%
Residential mortgage loans and equity lines	1,314	9.9	1,458	9.1	1,020	9.0	1,346	8.4	1,090	10.7
Commercial mortgage loans	26,646	56.4	22,226	57.6	20,624	55.0	20,949	55.1	17,458	52.0
Real Estate construction loans	12,906	12.1	5,449	11.8	5,293	10.9	6,838	9.4	12,899	7.6
Installment loans	36	0.3	11	0.3	10	0.3	17	0.2	61	0.5
Other loans	—	0.2	9	0.3	4	0.3	18	0.1	23	0.0

Total	$64,983	100.0%	$60,220	100.0%	$56,438	100.0%	$58,832	100.0%	$62,830	100.0%

The decrease in the allowance allocated to commercial loans is due primarily to charge-offs of certain impaired commercial loans and the decrease during 2007 in the reserve factor based on a 5-year moving average of charge-offs of commercial loans. At December 31, 2007, twelve commercial loans totaling $6.7 million were on non-accrual status and four commercial loans totaling $6.7 million was past due 90 days and still accruing interest. At December 31, 2006, fifteen commercial loans totaling $14.4 million were on non-accrual status and one commercial loan of $1.4 million was past due 90 days and still accruing interest. Commercial loans comprised 9.5% of impaired loans and 11.4% of non-accrual loans and 72.3% of loans over 90 days still on accrual status at December 31, 2007. Commercial loans comprised 64.6% of impaired loans, 64.6% of non-accrual loans, and 17.9% of loans over 90 days still on accrual status at December 31, 2006.

Allowance allocated to residential mortgage loans and equity lines decreased from $1.5 million at December 31, 2006, to $1.3 million at December 31, 2007, due to the decrease in the environmental risk identification reserve factor.

The increase in the allowance allocated to commercial mortgage loans from $22.2 million at December 31, 2006, to $26.6 million at December 31, 2007, was due to the strong growth in commercial mortgage loans and the increase in the level of problem loans during 2007. The overall allowance of total commercial mortgage loans remained the same at 0.7% for the years ended on December 31, 2007, and on December 31, 2006. At December 31, 2007, twenty-one commercial mortgage loans totaling $19.9 million were on non-accrual status and one commercial mortgage loan of $2.6 million was past due 90 days and still accruing interest. At December 31, 2006, six commercial mortgage loans totaling $1.3 million were on non-accrual status and one commercial mortgage loan of $259,000 was past due 90 days and still accruing interest. Commercial mortgage loans comprised 28.5% of impaired loans and 34.3% of non-accrual loans and 27.7% of loans over 90 days still on accrual status at December 31, 2007. Commercial mortgage loans comprised 5.7% of impaired loans, 5.7% of non-accrual loans, and 3.2% of loans over 90 days still on accrual status at December 31, 2006.

The allocated allowance for construction loans was $5.4 million, or 0.8%, of construction loans at December 31, 2006, compared to $12.9 million, or 1.6%, of construction loans at December 31, 2007 primarily due to an increase in impaired construction loans during 2007 and an increase in the amount of construction loans risk graded as Special Mention and Substandard during 2007 as a result of slower housing sales and lower selling prices in California. At December 31, 2007, nine construction loans totaling $29.7 million were on non-accrual status and no construction loan was past due 90 days and still accruing interest. At December 31, 2006, two construction loans totaling $5.8 million were on non-accrual status and three construction loans totaling $6.3 million were past due 90 days and still accruing interest. Construction loans comprised 59.1% of impaired loans and 50.9% of non-accrual loans and 0% of loans over 90 days still on accrual status at December 31, 2007. Construction loans comprised 25.9% of impaired loans, 25.9% of non-accrual loans, and 78.8% of loans over 90 days still on accrual status at December 31, 2006.

Allowances for other risks of probable loan losses equaling $2.3 million as of December 31, 2007, compared to $2.5 million as of December 31, 2006, have been included in the allocations above. At December 31, 2007 and 2006, the Bank has set aside funds to cover the risk factors of higher energy prices on the ability of its borrowers to service their loans. Also, see Part I — Item 1A — “Risk Factors” above in this Annual Report Form 10-K for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. At year-end 2007, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) increased to 15.8%, compared to 15.4% at year-end 2006.

To supplement its liquidity needs, the Bank maintains a total credit line of $261.0 million for federal funds with five correspondent banks as well as master agreements with brokerage firms for the sale of securities subject to repurchase. The Bank is also a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2007, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.47 billion. Total advances from the FHLB of San Francisco at December 31, 2007, were $1.38 billion, of which $675.2 million are non-callable advances and $700.0 million are callable advances. These borrowings bear fixed rates and are secured by loans and securities. See Note 11 to the Consolidated Financial Statements.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At December 31, 2007, securities available-for-sale totaled $2.35 billion, with $1.88 billion pledged as collateral for borrowings and other commitments. The remaining $463.3 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 98.0% of our time deposits mature within one year or less as of December 31, 2007. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity for the next twelve months to the Bank to meet its operating needs.

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

Also, see Note 15 to the Consolidated Financial Statements regarding commitments and contingencies.

Recent Accounting Pronouncements

See Note 1 — “Summary of Significant Accounting Policies” in the accompanying notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for details of recent accounting pronouncements and their expected impact, if any, on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The principal market risk to the Company is the interest rate risk inherent in our lending, investing, deposit taking and borrowing activities, due to the fact that interest-earning assets and interest-bearing liabilities do not re-price at the same rate, to the same extent, or on the same basis.

We monitor and manage our interest rate risk through analyzing the re-pricing characteristics of our loans, securities, deposits, and borrowings on an on-going basis. The primary objective is to minimize the adverse effects of changes in interest rates on our earnings, and ultimately the underlying market value of equity, while structuring our asset-liability composition to obtain the maximum spread. Management uses certain basic measurement tools in conjunction with established risk limits to regulate its interest rate exposure. Due to the limitation inherent in any individual risk management tool, we use a simulation model to measure and quantify the impact to our profitability as well as to estimate changes to the market value of our assets and liabilities.

We use a net interest income simulation model to measure the extent of the differences in the behavior of the lending, investing, and funding rates to changing interest rates, so as to project future earnings or market values under alternative interest rate scenarios. Interest rate risk arises primarily through the traditional business activities of extending loans, investing securities, accepting deposits, and borrowings. Many factors, including economic and financial conditions, movements in interest rates, and consumer preferences affect the spread between interest earned on assets and interest paid on liabilities. The net interest income simulation model is designed to measure the volatility of net interest income and net portfolio value, defined as net present value of assets and liabilities, under immediate rising or falling interest rate scenarios in 25 basis points increments.

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

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At December 31, 2007, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 4.6%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 10.1%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 4.1%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 8.5%.

Our simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level to value the net economic value of our portfolio of assets and liabilities in our policy to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2007, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net economic value of our portfolio of assets and liabilities would decrease by 21.8%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net economic value of our assets and liabilities would decrease by 1.9%. At December 31, 2007, the market value of equity exceeded management’s 15% limit for a hypothetical upward rate change of 200 basis points. Management intends to take steps in the future to reduce this exposure.

Quantitative Information About Interest Rate Risk

The following table shows the carrying value of our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, as well as the instruments’ total fair values at December 31, 2007, and 2006. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities which are described in Note 17 to the Consolidated Financial Statements. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

								December 31,
	Average Interest rate							2007		2006
		Expected Maturity Date at December 31,						Total	Fair Value	Total	Fair Value
		2008	2009	2010	2011	2012	Thereafter
	(Dollars in thousands)
Interest-Sensitive Assets:
Mortgage-backed securities and collateralized mortgage obligations	5.06%	$238,375	$193,252	$161,264	$135,533	$114,231	$702,548	$1,545,203	$1,545,203	$800,359	$800,359
Other available for sale securities	6.15	8,921	3,996	135,417	31,191	362,564	260,373	802,462	802,462	721,864	721,864
Gross loans receivable:
Commercial	7.11	1,099,296	174,246	50,109	28,322	45,611	38,277	1,435,861	1,439,904	1,243,756	1,244,366
Residential Mortgage	6.13	1,867	3,443	3,574	7,848	21,169	625,806	663,707	666,466	574,422	562,351
Commercial Mortgage	7.11	643,641	342,288	389,429	324,997	555,436	1,506,898	3,762,689	3,805,008	3,226,658	3,203,155
Real estate construction	7.82	685,303	102,998	10,929	—	—	—	799,230	799,296	685,206	685,481
Installment & other	5.18	21,590	258	115	62	133	—	22,158	22,141	17,504	17,443
Securities purchased under agreements to resell	7.44	66,100	—	—	—	—	450,000	516,100	520,695	—	—
Long-term CD	8.25	—	—	—	—	—	50,000	50,000	51,470	—	—
Trading Securities	7.25	—	—	—	—	—	5,225	5,225	5,225	5,309	5,309
Interest Sensitive Liabilities:
Other interest-bearing deposits	1.88	172,565	135,245	108,641	93,831	94,502	639,898	1,244,682	1,244,682	1,256,105	1,256,105
Time deposits	4.56	4,165,437	65,265	15,839	993	773	14	4,248,321	4,261,690	3,637,709	3,647,593
Federal funds purchased	4.00	41,000	—	—	—	—	—	41,000	41,000	50,000	50,000
Securities sold under agreements to repurchase	3.57	91,025	—	—	100,000	50,000	1,150,000	1,391,025	1,452,737	400,000	403,504
Advances from the Federal
Home Loan Bank	4.58	530,000	—	—	145,180	700,000	—	1,375,180	1,399,658	714,680	717,623
Other borrowings from financial institutions	4.83	8,301	—	—	—	—	—	8,301	8,301	10,000	10,000
Other borrowings	—	—	—	—	—	—	19,642	19,642	19,642	19,981	19,981
Long-term debt	6.78	—	—	—	—	—	171,136	171,136	147,930	104,125	106,136
Off-Balance Sheet
Financial Instruments:
Commitments to extend credit		1,488,798	484,048	97,327	23,225	13,979	203,510	2,310,887	(2,879)	2,178,640	(3,075)
Standby letters of credit		61,202	1,211	—	—	—	—	62,413	(333)	81,292	(555)
Other letters of credit		71,809	—	—	—	—	—	71,809	(36)	79,803	(45)
Bill of lading guarantees		323	—	—	—	—	—	323	(1)	223	(1)

Financial Derivatives

It is the policy of the Company not to speculate on the future direction of interest rates. However, we enter into financial derivatives in order to seek mitigation of exposure to interest rate risks related to our interest-earning assets and interest-bearing liabilities. We believe that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in our assets or liabilities and against risk in specific transactions. In such instances, we may protect our position through the purchase or sale of interest rate futures contracts for a specific cash or interest rate risk position. Other hedge transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges will require an assessment of basis risk and must be approved by the Bank’s Investment Committee.

The Company follows SFAS No. 133 which established accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in our consolidated balance sheet and measurement of those financial derivatives at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge. Fair value is based on dealer quotes, or quoted prices from instruments with similar characteristics. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivatives are reflected in current earnings, together with changes in the fair value of the related hedged item if there is a highly effective correlation between changes in the fair value of the interest rate swaps and changes in the fair value of the underlying asset or liability that is intended to be hedged. If there is not a highly effective correlation between changes in the fair value of the interest rate swap and changes in the fair value of the underlying asset or liability that is intended to be hedged, then only the changes in the fair value of the interest rate swaps are reflected in the Company’s Consolidated Financial Statements.

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

As of December 31, 2007, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cathay General Bancorp:

We have audited Cathay General Bancorp’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cathay General Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cathay General Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cathay General Bancorp and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

February 28, 2008

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities and Exchange Act of 1934, code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and matters relating to corporate governance is incorporated herein by reference from the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors” and “Code of Ethics” in our Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the information set forth under the captions “The Board of Directors — Compensation of Directors” and “Executive Compensation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2007, with respect to compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights 1/ (a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)] (c)
Equity Compensation Plans Approved by Security Holders	4,574,280	$28.36	2,281,458
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	4,574,280	$28.36	2,281,458

(1)	Includes options granted under the GBC Bancorp 1999 Employee Stock Incentive Plan (the “GBC Bancorp Plan”). On October 20, 2003, pursuant to the terms of its merger with GBC Bancorp, the Company assumed an obligation to issue up to 1,416,520 shares of the Company’s common stock for outstanding options under the GBC Bancorp Plan. As of December 31, 2007, options on 458,192 shares remain outstanding under the GBC Bancorp Plan. No further grants will be made under the GBC Bancorp Plan.

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

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the information set forth under the caption “Principal Accounting Fees and Services” in our Proxy Statement.

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

(b) Exhibits

3.1	Restated Certificate of Incorporation. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

3.1.1	Amendment to Restated Certificate of Incorporation. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

3.2	Restated Bylaws. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

3.2.1	Amendment to Restated Bylaws. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

3.2.2	Amendment to Restated Bylaws. Previously filed with the Securities and Exchange Commission on October 18, 2007, as an exhibit to Bancorp’s Current Report on Form 8-K and incorporated herein by this reference.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

4.1	Rights Agreement. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Registration Statement on Form 8-A on December 20, 2000, and incorporated herein by reference.

4.2	Indenture, dated as of March 30, 2007, between Cathay General Bancorp and LaSalle Bank National Association (including form of debenture). Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by this reference.

4.2.1	Amended and Restated Declaration of Trust of Cathay Capital Trust III, dated as of March 30, 2007. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by this reference.

4.2.2	Guarantee Agreement, dated as of March 30, 2007, between Cathay General Bancorp and LaSalle Bank National Association. Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by this reference.

4.2.3	Form of Capital Securities of Cathay Capital Trust III (included within Exhibit 4.2.1) Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by this reference.

10.1	Form of Indemnity Agreements between the Bancorp and its directors and certain officers. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.2	Amended and Restated Cathay Bank Employee Stock Ownership Plan effective January 1, 1997. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.2.1	Amendment No. 1 effective January 1, 2002 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.2.2	Amendment No. 2 effective January 1, 2004 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.2.3	Amendment No. 3 effective January 1, 2003 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.2.4	Amendment No. 4 effective October 20, 2003 and June 17, 2004 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.3	Dividend Reinvestment Plan of the Bancorp. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.

10.4	Equity Incentive Plan of the Bancorp effective February 19, 1998. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference. *

10.4.1	First Amendment to Cathay Bancorp, Inc. Equity Incentive Plan. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.*

10.5	GBC Bancorp 1999 Employee Stock Incentive Plan. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.*

10.6	Cathay Bank Bonus Deferral Agreement. Previously filed with Securities and Exchange Commission as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by this reference.*

10.6.1	Cathay Bank Bonus Deferral Agreement (Amended and Restated). Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by this reference.*

10.7	Cathay General Bancorp 2005 Incentive Plan. Previously filed with the Securities and Exchange Commission on April 7, 2005, as an appendix to the Bancorp’s Definitive Proxy Statement on Schedule 14A and incorporated herein by this reference.*

10.7.1	Cathay General Bancorp 2005 Incentive Plan (Amended and Restated). Previously filed with the Securities and Exchange Commission as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by this reference.*

10.8	Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Award Agreement. Previously filed with the Securities and Exchange Commission on January 25, 2006, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by this reference.*

10.9	Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory). Previously filed with the Securities and Exchange Commission on January 25, 2006, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by this reference.*

10.10	Change of Control Employment Agreement for Dunson K. Cheng. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.*

10.11	Change of Control Employment Agreement for Peter Wu. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.*

10.12	Change of Control Employment Agreement for Anthony M. Tang. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 ,and incorporated herein by reference.*

10.13	Change of Control Employment Agreement for Heng W. Chen. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.*

10.14	Change of Control Employment Agreement for Irwin Wong. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.*

10.15	Change of Control Employment Agreement for Kim Bingham. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.*

10.16	Change of Control Employment Agreement for Perry P. Oei. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.*

21.1	Subsidiaries of the Bancorp.

23.1	Consent of Independent Registered Accounting Firm.

24.1	Power of Attorney (included on the signature page).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cathay General Bancorp

By:	/s/ DUNSON K. CHENG
Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: February 28, 2008

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

Signature	Title	Date

/s/ DUNSON K. CHENG	President, Chairman of the	February 28, 2008
Dunson K. Cheng	Board, Director, and Chief Executive Officer (principal executive officer)

/s/ HENG W. CHEN	Executive Vice President,	February 28, 2008
Heng W. Chen	Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)

/s/ PETER WU	Director	February 28, 2008
Peter Wu

/s/ ANTHONY M. TANG	Director	February 28, 2008
Anthony M. Tang

/s/ KELLY L. CHAN	Director	February 28, 2008
Kelly L. Chan

/s/ MICHAEL M.Y. CHANG	Director	February 28, 2008
Michael M.Y. Chang

/s/ THOMAS C.T. CHIU	Director	February 28, 2008
Thomas C.T. Chiu

Signature	Title	Date

Director
Nelson Chung

/s/ PATRICK S.D. LEE	Director	February 28, 2008
Patrick S.D. Lee

/s/ TING LIU	Director	February 28, 2008
Ting Liu

/s/ JOSEPH C.H. POON	Director	February 28, 2008
Joseph C.H. Poon

/s/ THOMAS G. TARTAGLIA	Director	February 28, 2008
Thomas G. Tartaglia

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2007 and 2006	F-3

Consolidated Statements of Income and Comprehensive Income for each of the years ended December 31, 2007, 2006, and 2005	F-4

Consolidated Statements of Changes in Stockholders’ Equity for each of the years ended December 31, 2007, 2006, and 2005	F-5

Consolidated Statements of Cash Flows for each of the years ended December 31, 2007, 2006, and 2005	F-6

Notes to Consolidated Financial Statements	F-8

Parent-only condensed financial information of Cathay General Bancorp is included in Note 20 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F-45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cathay General Bancorp:

We have audited the accompanying consolidated balance sheets of Cathay General Bancorp and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cathay General Bancorp and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Cathay General Bancorp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

February 28, 2008

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$118,437	$114,798
Federal funds sold	—	18,000

Cash and cash equivalents	118,437	132,798
Short-term investments	2,278	16,379
Securities purchased under agreements to resell	516,100	—
Long-term certificates of deposit	50,000	—
Securities available-for-sale (amortized cost of $2,348,606 in 2007 and $1,543,667 in 2006)	2,347,665	1,522,223
Trading securities	5,225	5,309
Loans	6,683,645	5,747,546
Less: Allowance for loan losses	(64,983)	(60,220)
Unamortized deferred loan fees	(10,583)	(11,984)

Loans, net	6,608,079	5,675,342
Federal Home Loan Bank stock	65,720	34,348
Other real estate owned, net	16,147	5,259
Investments in affordable housing partnerships, net	94,000	87,289
Premises and equipment, net	76,848	72,934
Customers’ liability on acceptances	53,148	27,040
Accrued interest receivable	53,032	39,267
Goodwill	319,873	316,752
Other intangible assets	36,097	42,987
Other assets	39,883	53,050

Total assets	$10,402,532	$8,030,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$785,364	$781,492
Interest-bearing accounts:
NOW accounts	231,583	239,589
Money market accounts	681,783	657,689
Saving accounts	331,316	358,827
Time deposits under $ 100,000	1,311,251	1,007,637
Time deposits of $100,000 or more	2,937,070	2,630,072

Total deposits	6,278,367	5,675,306
Federal funds purchased	41,000	50,000
Securities sold under agreements to repurchase	1,391,025	400,000
Advances from the Federal Home Loan Bank	1,375,180	714,680
Other borrowings from financial institutions	8,301	10,000
Other borrowings for affordable housing investments	19,642	19,981
Minority interest in consolidated subsidiary	8,500	8,500
Long-term debt	171,136	104,125
Acceptances outstanding	53,148	27,040
Other liabilities	84,314	78,271

Total liabilities	9,430,613	7,087,903
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 53,543,752 issued and 49,336,187 outstanding in 2007, and 53,309,317 issued and 51,930,955 outstanding in 2006	535	533
Additional paid-in-capital	480,557	467,591
Accumulated other comprehensive loss, net	(545)	(12,428)
Retained earnings	617,108	520,689
Treasury stock, at cost (4,207,565 shares in 2007 and 1,378,362 shares in 2006)	(125,736)	(33,311)

Total stockholders’ equity	971,919	943,074

Total liabilities and stockholders’ equity	$10,402,532	$8,030,977

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable	$480,769	$419,454	$285,108
Investment securities- taxable	100,663	66,071	59,584
Investment securities- nontaxable	2,007	2,730	3,689
Federal Home Loan Bank stock	2,348	1,594	965
Federal funds sold and securities purchased under agreement to resell	24,309	195	237
Deposits with banks	4,489	380	368
Agency preferred stock	686	1,094	710

Total interest and dividend income	615,271	491,518	350,661
INTEREST EXPENSE
Time deposits of $100,000 or more	132,225	104,328	60,477
Other deposits	77,278	55,763	32,131
Interest on securities sold under agreements to repurchase	35,037	15,683	626
Advances from the Federal Home Loan Bank	48,072	27,475	11,532
Long-term debt	11,240	5,363	3,533
Short-term borrowings	1,898	3,623	1,980

Total interest expense	305,750	212,235	110,279

Net interest income before provision for credit losses	309,521	279,283	240,382
Provision/(reversal) for credit losses	11,000	2,000	(500)

Net interest income after provision for credit losses	298,521	277,283	240,882

NON-INTEREST INCOME
Securities gains, net	810	201	1,473
Letters of credit commissions	5,951	5,409	4,191
Depository service fees	4,763	4,799	5,627
Gains on sale of premises and equipment	2,716	—	958
Other operating income	13,247	11,055	10,237

Total non-interest income	27,487	21,464	22,486

NON-INTEREST EXPENSE
Salaries and employee benefits	68,949	62,500	52,571
Occupancy expense	12,115	10,118	8,841
Computer and equipment expense	9,600	7,876	7,003
Professional services expense	9,304	7,284	7,695
FDIC and State assessments	1,097	1,017	997
Marketing expense	3,309	3,459	2,488
Other real estate owned (income)	334	596	(46)
Operations of investments in affordable housing	6,609	5,377	4,042
Amortization of core deposit premium	7,053	6,529	5,954
Other operating expense	10,978	9,162	7,342

Total non-interest expense	129,348	113,918	96,887

Income before income tax expense	196,660	184,829	166,481
Income tax expense	71,191	67,259	62,390

Net income	125,469	117,570	104,091

Other comprehensive income (loss), net of tax:
Unrealized holding gains/(losses) arising during the year	12,181	1,042	(15,836)
Unrealized losses on cash flow hedge derivatives	—	—	(120)
Less: reclassification adjustments deducted from net income	298	216	925

Total other comprehensive income/(loss), net of tax	11,883	826	(16,881)

Total comprehensive income	$137,352	$118,396	$87,210

Net income per common share
Basic	$2.49	$2.29	$2.07
Diluted	$2.46	$2.27	$2.05
Basic average common shares outstanding	50,418,303	51,234,596	50,373,076
Diluted average common shares outstanding	50,975,449	51,804,495	50,821,093

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006, and 2005

(In thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at December 31, 2004	50,677,896	$513	$385,055	$3,627	$335,608	($8,810)	$715,993

Issuances of common stock— Dividend Reinvestment Plan	93,947	1	3,038	—	—	—	3,039
Stock options exercised	157,788	2	2,428	—	—	—	2,430
Tax benefits from stock plans	—	—	783	—	—	—	783
Stock-based compensation expense	—	—	6,817	—	—	—	6,817
Purchases of treasury stock	(738,542)					(24,501)	(24,501)
Cash dividends of $0.360 per share	—	—	—	—	(18,154)	—	(18,154)
Change in other comprehensive income	—	—	—	(16,881)	—	—	(16,881)
Net income	—	—	—	—	104,091	—	104,091

Balance at December 31, 2005	50,191,089	516	398,121	(13,254)	421,545	(33,311)	773,617

Issuances of common stock—Dividend Reinvestment Plan	75,003	1	2,621	—	—	—	2,622
Stock options exercised	162,534	1	3,301	—	—	—	3,302
Restricted stock awarded	30,000	—	—	—	—	—	—
Tax benefits from stock plans	—	—	777	—	—	—	777
Stock-based compensation expense	—	—	7,637	—	—	—	7,637
Issuance of common stock for acquisitions	1,472,329	15	55,134	—	—	—	55,149
Cash dividends of $0.360 per share	—	—	—	—	(18,426)	—	(18,426)
Change in other comprehensive income	—	—	—	826	—	—	826
Net income	—	—	—	—	117,570	—	117,570

Balance at December 31, 2006	51,930,955	533	467,591	(12,428)	520,689	(33,311)	943,074

Adjustment to initially apply FASB Interpretation 48	—	—	—	—	(8,525)	—	(8,525)

Balance at January 1, 2007	51,930,955	533	467,591	(12,428)	512,164	(33,311)	934,549

Issuances of common stock— Dividend Reinvestment Plan	78,087	1	2,444	—	—	—	2,445
Stock options exercised	136,348	1	2,227	—	—	—	2,228
Restricted stock awarded	20,000	—	—	—	—	—	—
Tax benefits from stock plans	—	—	791	—	—	—	791
Stock-based compensation	—	—	7,504	—	—	—	7,504
Purchases of treasury stock	(2,829,203)	—	—	—	—	(92,425)	(92,425)
Cash dividends of $0.405 per share	—	—	—	—	(20,525)	—	(20,525)
Change in other comprehensive income	—	—	—	11,883	—	—	11,883
Net income	—	—	—	—	125,469	—	125,469

Balance at December 31, 2007	49,336,187	535	480,557	(545)	617,108	(125,736)	971,919

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash Flows from Operating Activities
Net income	$125,469	$117,570	$104,091
Adjustments to reconcile net income to net cash provided by operating activities:
Provision/(reversal) for credit losses	11,000	2,000	(500)
Provision for losses on other real estate owned	210	283	—
Deferred tax benefit	(11,434)	(2,491)	(2,010)
Depreciation	4,270	3,763	3,043
Net gains on sale of other real estate owned	(29)	(31)	(155)
Net gains on sale of loans	(131)	(240)	(501)
Proceeds from sale of loans	2,532	4,715	7,019
Originations of loans held for sale	(2,375)	(4,383)	(6,440)
Purchase of trading securities	(5,000)	(5,242)	—
Write-down on venture capital and other investments	1,377	1,164	1,444
Write-down on impaired securities	—	35	142
Gain on sales and calls of securities	(810)	(250)	(3,059)
Other non-cash interest	105	1,002	1,246
Amortization of security premiums, net	1,588	3,207	6,029
Amortization of other intangibles assets	7,260	6,647	6,095
Excess tax benefits from stock options	(791)	(777)	783
Stock based compensation expense	7,504	7,637	6,817
Gains on sale of premises and equipment	(2,716)	—	(958)
Increase in accrued interest receivable	(13,494)	(12,397)	(3,055)
Decrease/(increase) in other assets, net	4,604	(772)	11,515
Increase/(decrease) in other liabilities	19,839	585	(21,340)

Net cash provided by operating activities	148,978	122,025	110,206
Cash Flows from Investing Activities
Decrease/(increase) in short-term investments	14,101	(16,379)	—
Increase in long-term investments	(50,000)	—	—
Increase in securities purchased under agreements to resell	(516,100)	—	—
Purchase of investment securities available-for-sale	(1,138,836)	(577,684)	(9,162)
Proceeds from maturity and call of investment securities available-for-sale	820,049	204,521	14,683
Proceeds from sale of investment securities available-for-sale	251,940	5,407	51,701
Purchase of mortgage-backed securities available-for-sale	(932,367)	(39,119)	—
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	207,813	159,517	489,140
Exercise of warrants to acquire common stock	—	(2,209)	—
Proceeds from sale of common stock acquired from exercise of warrants	—	3,679	—
Purchase of Federal Home Loan Bank stock	(30,143)	(5,312)	(3,102)
Redemption of Federal Home Loan Bank stock	1,093	3,367	646
Net increase in loans	(916,973)	(769,677)	(816,409)
Purchase of premises and equipment	(9,734)	(18,208)	(5,417)
Proceeds from sales of premises and equipment	6,948	—	2,841
Proceeds from sales of other real estate owned	1,717	331	1,124
Net increase in investment in affordable housing	(16,427)	(10,290)	(14,958)
Acquisitions, net of cash acquired	(3,655)	(31,250)	(87)

Net cash used in investing activities	(2,310,574)	(1,093,306)	(289,000)

Cash Flows from Financing Activities
Net decrease in demand deposits, NOW accounts, money market and saving deposits	(22,536)	(40,104)	(79,649)
Net increase in time deposits	571,431	390,573	400,895
Net increase in federal funds purchased and securities sold under agreement to repurchase	982,025	123,000	228,000
Advances from Federal Home Loan Bank	3,483,000	2,937,230	1,317,050
Repayment of Federal Home Loan Bank borrowings	(2,822,500)	(2,442,050)	(1,647,050)
Cash dividends	(20,525)	(18,426)	(18,154)
Repurchase of preferred stock of subsidiary	—	—	(124)
Issuance of long-term debt	—	50,000	—
Issuance of junior subordinated debt	65,000	—	—
Proceeds from other borrowings	11,713	15,000	20,000
Repayment of other borrowings	(13,412)	(27,120)	—
Proceeds from shares issued to Dividend Reinvestment Plan	2,445	2,622	3,039
Proceeds from exercise of stock options	2,228	3,302	2,430
Excess tax benefits from share-based payment arrangements	791	777	—
Purchase of treasury stock	(92,425)	—	(24,501)

Net cash provided by financing activities	2,147,235	994,804	201,936

Increase/(decrease) in cash and cash equivalents	(14,361)	23,523	23,142
Cash and cash equivalents, beginning of the year	132,798	109,275	86,133

Cash and cash equivalents, end of the year	$118,437	$132,798	$109,275

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$296,948	$197,680	$107,407
Income taxes	$76,029	$71,223	$82,300

Non-cash investing and financing activities:
Net change in unrealized holding gain/(loss) on securities available-for-sale, net of tax	$11,883	$826	$(16,761)
Adjustment to initially apply FASB Interpretation 48	$(8,525)	$—	$—
Net change in unrealized gains on cash flow hedge derivatives, net of tax	$—	$—	$(120)
Transfers to other real estate owned	$16,146	$4,071	$969
Loans to facilitate the sale of other real estate owned	$3,360	$—	$—
Loans to facilitate the sale of fixed assets	$1,940	$—	$—
Fair value of common stock issued	$—	$55,149	$—

Supplemental Disclosure for Acquisitions:
Cash, cash equivalents and short-term investment	$5,745	$37,942	$—
Securities available-for-sale	14,305	73,166	—
Loans, net	37,681	329,002	—
Premises and equipment	432	28,199	—
Goodwill	3,878	77,226	—
Core deposit intangibles	341	8,071	—
Other assets	2,371	10,645	—

Total assets acquired	$64,753	$564,251	$—

Deposits	54,166	408,487	—
Advances from Federal Home Loan Bank	—	4,500	—
Other liabilities	1,187	26,923	—

Total liabilities assumed	$55,353	$439,910	$—

Net assets acquired	$9,400	$124,341	$—

Cash paid	$9,400	$69,192	$87
Fair value of common stock issued	—	55,149	—

Total consideration paid	$9,400	$124,341	$87

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Cathay General Bancorp (the “Bancorp”), a Delaware corporation, its wholly-owned subsidiaries, Cathay Bank (the “Bank”), a California state-chartered bank, six limited partnerships investing in affordable housing projects, and GBC Venture Capital, Inc. (together, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry.

Organization and Background. The business activities of the Bancorp consist primarily of the operations of the Bank, which owns 100% of the common stock of the following subsidiaries: Cathay Real Estate Investment Trust, GBC Real Estate Investments, Inc., GB Capital Trust II, Cathay Holdings LLC, Cathay Community Development Corporation and its wholly owned subsidiary, Cathay New Asia Community Development Corporation.

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

Allowance for Loan Losses. Management believes the allowance for loan losses is being maintained at a level considered adequate to provide for estimable and probable loan losses. Additions to the allowance for loan losses are made by charges to operating expense in the form of a provision for credit losses. All credits judged to be un-collectible are charged against the allowance for loan losses while any recoveries are credited to the allowance for loan losses.

The allowance for loan losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, “Accounting by Creditors for Impairment of a Loan,” and allowance allocations calculated in accordance with SFAS 5, “Accounting for Contingencies.” Management monitors changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability and depth of lending management, changes in the volume and severity of past due, nonaccrual and adversely classified or graded loans, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, the existence and effect of any concentrations of credit and the effect of competition, legal and regulatory requirements and other external factors. Management also closely reviews its past, present and expected overall net loan losses in comparison to the existing level of the allowance. In addition, the Bank’s regulators, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agencies may require the Bank to make additions to its allowance for loan losses based on the judgments of the information available to them at the time of their examination. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory agencies toward loan classifications.

Securities Purchased Under Agreements to Resell. The Company purchases securities under agreement to resell with various terms. These agreements are collateralized by agency securities and mortgage backed securities that are generally held by a third party custodian. The purchases are over-collateralized to ensure against unfavorable market price movements. In the event that the fair market value of the securities decreases below the collateral requirements under the related repurchase agreements, the counterparty is required to deliver additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed.

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

Investment in Federal Home Loan Bank (“FHLB”) Stock. As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB. The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. FHLB stock is carried at cost and is pledged as collateral to the FHLB. The carrying amount of the FHLB stock at December 31, 2007, was $65.7 million compared to $34.3 million at December 31, 2006. As of December 31, 2007, 646,335 FHLB stock shares were the minimum stock requirement based on outstanding FHLB borrowings of $1.4 billion. As of December 31, 2007, the Company owned 657,000 shares of FHLB stock.

Loans. Loans are carried at amounts advanced, less principal payments collected and net deferred loan fees. Interest is accrued and earned daily on an actual or 360-day basis. Interest accruals on business loans and

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-residential real estate loans are generally discontinued whenever the payment of interest or principal is 90 days or more past due, based on contractual terms. Such loans are placed on non-accrual status, unless the loan is well secured, and there is a high probability of recovery in full, as determined by management. When loans are placed on a non-accrual status, any current year unpaid accrued interest is reversed against current income and any unpaid accrued interest from the prior year is reversed against the allowance for loan losses, and interest is subsequently recognized only to the extent cash is received. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. A non-accrual loan may also be returned to accrual status if all principal and interest contractually due are reasonably assured of repayment within a reasonable period and there has been a sustained period of payment performance. Loan origination fees and commitment fees, offset by certain direct loan origination costs, are deferred and recognized over the contractual life of the loan as a yield adjustment. The amortization utilizes the interest method. If a loan is placed on non-accrual status, the amortization of the loan fees and the accretion of discounts are discontinued until such time when the loan is returned to accruing status.

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

Impaired Loans. A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (i.e. both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. The Company stratifies its loan portfolio by size and treats smaller performing loans with an outstanding balance less than the Company’s defined criteria, generally where the loan amount is less than $100,000, as a homogenous portfolio. Once a loan has been identified as a possible problem loan, the Company conducts a periodic review of such loan in order to test for impairment. The Company recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans.

Unfunded Loan Commitments. Unfunded loan commitments are generally related to providing credit facilities to clients of the Bank, and are not actively traded financial instruments. These unfunded commitments are disclosed as off-balance sheet financial instruments in Note 15 in the Notes to Consolidated Financial Statements.

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

Improvements are capitalized and amortized to occupancy expense based on the above table. Construction in process is carried at cost and includes land acquisition cost, architectural fees, general contractor fees, capitalized interest and other costs related directly to the construction of a property.

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

Investments in Affordable Housing. The Company is a limited partner in limited partnerships that invest in low-income housing projects that qualify for Federal and/or State income tax credits. As of December 31, 2007, six of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The Company therefore consolidated the financial statements of these six limited partnerships into its consolidated financial statements. As further discussed in Note 8, the partnership interests are accounted for utilizing the equity method of accounting except for the six limited partnership that are consolidated by the Company.

Investments in venture capital. The Company invests in limited partnerships that invest in nonpublic companies. These partnerships are commonly referred to as venture capital investments. These partnership interests represent ownership of less than 5% and are carried under the cost method with other-than-temporary impairment charged against net income.

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

Core Deposit Premium. Core deposit premium, which represents the purchase price over the fair value of the deposits acquired from other financial institutions, is amortized over its estimated useful life to its residual value in proportion to the economic benefits consumed. If a pattern of consumption cannot be reliably determined, straight-line amortization is used. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the premium balance over its remaining life can be recovered through the remaining deposit portfolio and amortizes core deposit premium over its estimated useful life.

At December 31, 2007, the unamortized balance of core deposit premium was $35.9 million, which was net of accumulated amortization of $25.1 million. Aggregate amortization expense for core deposit premium was

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$7.1 million for year 2007, $6.5 million for year 2006, and $6.0 million for year 2005. As of December 31, 2006, the unamortized balance of the core deposit premium was $42.7 million, which was net of accumulated amortization of $18.3 million. At December 31, 2007, the estimated aggregate amortization of core deposit premiums annually through 2012 is $6.9 million for 2008, $6.6 million for 2009, $6.0 million for 2010, $5.9 million for 2011, and $5.7 million for 2012.

Securities Sold Under Agreements to Repurchase. The Company sells certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets. The securities underlying the agreements remain in the applicable asset accounts.

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

On January 1, 2006, the Company adopted revised SFAS No. 123R on a modified prospective basis and recorded in the first quarter of 2006 additional compensation expense of $36,000 for unvested stock options granted before January 1, 2003, based on the estimated fair value of all awards granted to employees before January 1, 2003. In addition, SFAS No. 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. Prior to 2006, the Company recognized forfeitures as they occurred in accordance with SFAS 123. The $138,000 cumulative effect of the change in accounting principle as of January 1, 2006 was recorded as a reduction of compensation expense in the Company’s consolidated statement of income.

Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date for those options expected to vest, and is recognized as an expense over the vesting period of the grant using the straight-line method. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Option compensation expense totaled $6.8 million in 2007, $7.3 million in 2006, and $6.8 million in 2005. Stock-based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $13.0 million at December 31, 2007, and is expected to be recognized over the next 2.2 years.

There were no options granted in 2007. The weighted average per share fair value of the options granted was $13.46 during 2006 and $12.83 during 2005 on the date of grant. For options granted during 2006 and 2005, the Company has estimated the expected life of the options to be 6.5 years based on the average of the contractual period and the vesting period. Prior to 2005, the Company estimated the expected life of the options to be four years. Fair value is determined using the Black-Scholes option pricing model with the following assumptions:

	2006	2005
Expected life — number of years	6.5	6.2
Risk-free interest rate	4.39%	4.00%
Volatility	33.17%	34.40%
Dividend yield	1.20%	1.20%

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the compensation cost for all awards granted under the Company’s stock option plan had been determined using the fair value method of SFAS No. 123R, “Shared-Based Payment”, prior to January 1, 2006, the Company’s net income and earnings per share for 2005 would have been reduced to the pro forma amounts indicated in the table below.

2005
Net income
As reported	$104,091
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,953
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,200)

Pro forma net income	$103,844

Earnings per share:
Basic — as reported	$2.07
Basic — pro forma	2.06
Diluted — as reported	2.05
Diluted — pro forma	2.04

Derivative Financial Instruments. It is the policy of the Company not to speculate on the future direction of interest rates. However, the Company enters into financial derivatives in order to seek mitigation of exposure to interest rate risks related to its interest-earning assets and interest-bearing liabilities. The Company believes that these transactions, when properly structured and managed, may provide a hedge against the inherent interest rate risk in the Company’s assets or liabilities and against risk in specific transactions. In such instances, the Company may protect its position through the purchase or sale of interest rate futures contracts for a specific cash or interest rate risk position. Other hedge transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, the Company seeks to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges require an assessment of basis risk and must be approved by the Bank’s Investment Committee.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation. The Company considers the functional currency of its foreign operations to be the United States dollar. Accordingly, the Company remeasures monetary assets and liabilities at year-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates In effect during the year, except for depreciation, which is remeasured to historical rates. Foreign currency transaction gains and losses are recognized in income in the period of occurrence.

Reclassifications. As of December 31, 2007, the Company reclassified the reserve for off-balance sheet credit commitments of $4.6 million from the allowance for loan losses to other liabilities. Amounts presented prior to December 31, 2007 have been restated to conform to the current reporting period.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows. Cash and cash equivalents include short-term highly-liquid investments that generally have an original maturity of three months or less.

Segment Information and Disclosures. Accounting principles generally accepted in the United States of America establish standards to report information about operating segments in annual financial statements and require reporting of selected information about operating segments in interim reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has concluded it has one operating segment.

Recent Accounting Pronouncements

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instrument — an amendment of FASB Statements No. 133 and 140.” (“SFAS 155”). SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 was effective for the Company on January 1, 2007. The adoption of SFAS 155 did not have a significant impact on the Company's financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 amends SFAS 140. “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS 156 was effective for the Company on January 1, 2007. The adoption of SFAS 156 did not have a significant impact on the Company’s financial statements.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits a business entity to choose to measure financial instruments and certain other items at fair value to mitigate volatility in reported earnings caused by measuring financial instruments differently without having to apply complex hedge accounting provisions. The fair value option may be applied instrument by instrument, is irrevocable and is applied only to entire instruments. Following the initial fair value measurement date, a business entity shall report unrealized gains and losses on financial instruments for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not completed its analysis on whether to elect or not to elect the fair value option on the Company’s consolidated financial statements at the date of adoption of SFAS 159.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009, and is not expected to have a significant impact on the Company’s financial statements.

SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 is not expected to have a material impact on the Company’s financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” The Company expects to adopt EITF 06-4 effective as of January 1, 2008. The amount of the adjustment is not expected to be significant.

2. Business Combinations

The Company completed two acquisitions in 2006 and one in 2007 that have all been accounted using the purchase method of accounting. Accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. The excess of purchase price over fair value of net assets acquired, if identifiable, was recorded as a premium on purchased deposits, and if not identifiable, was recorded as goodwill. The estimated tax effect of differences between tax bases and fair value has been reflected in deferred income taxes. The following table presents information on acquisitions consummated in 2006 and 2007:

	United Heritage Bank	New Asia Bancorp	Great Eastern Bank
	(In thousands)
Acquisition Date	March 31, 2007	October 18, 2006	April 7, 2006

Assets Acquired:
Cash, cash equivalents and short-term investment	$5,745	$7,467	$30,475
Securities available-for-sale	14,305	11,394	61,772
Loans, net	37,681	115,161	213,841
Premises and equipment, net	432	7,851	20,348
OREO, net	—	355	—
Goodwill	3,878	10,765	66,461
Core deposit intangible	341	1,505	6,566
Other assets	2,371	2,620	7,670

Total assets acquired	64,753	157,118	407,133

Liabilities Assumed:
Deposits	54,166	114,440	294,047
Advances from FHLB	—	4,500	—
Other liabilities	1,187	14,810	12,113

Total liabilities assumed	55,353	133,750	306,160

Net Assets Acquired	$9,400	$23,368	$100,973

Cash paid	$9,400	$12,907	$56,285
Fair value of common stock issued	—	10,461	44,688

Total consideration paid	$9,400	$23,368	$100,973

On April 7, 2006, the Company purchased through a tender offer 84.1% of the common stock of Great Eastern Bank (“GEB”) for cash of $40.2 million and 1,181,164 shares of the Company’s common stock valued at $44.7 million. The measurement date for the value of the shares of the Company’s common stock issued was March 31, 2006, the earliest date on which the number of shares to be issued became fixed. Following regulatory

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approval and a special shareholders meeting of GEB, the merger of GEB into the Bank was completed on May 15, 2006, and the remaining 15.9% of GEB’s common shares was purchased for cash of $16.1 million. The Company made this acquisition to expand its presence in New York City. The assets acquired and liabilities assumed were recorded by the Company at their fair values at April 7, 2006 when 84.1% of GEB’s stock was acquired. Because the second step of the acquisition was completed on May 15, 2006, shortly after the acquisition of 84.1% of GEB, the fair values as of April 7, 2006 were used to record both steps of the acquisition.

On October 18, 2006 the Company completed the acquisition of Chicago-based New Asia Bancorp (“NAB”) for cash of $12.9 million and 291,165 shares of the Company’s common stock valued at $10.5 million. The Company made this acquisition to expand into the Midwest.

On March 31, 2007, the Company completed the acquisition of New Jersey-based United Heritage Bank (“UHB”), a one branch bank in Edison, New Jersey, to expand into the New Jersey market. The purchase price was $9.4 million in cash.

Loans acquired in 2006 as part of the GEB and NAB acquisitions that were determined to be impaired and therefore within the scope of Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” were recorded at their net realizable value of $2.4 million without any allocation of the allowance for loan losses. The remainder of the loan portfolio was comprised of loans not considered to be impaired and therefore excluded from the scope of SOP 03-3. No loans acquired as part of the acquisition of UHB in 2007 were determined to be impaired.

For each acquisition, we developed an integration plan for the consolidated company that addressed, among other things, requirements for staffing, systems platforms, branch locations, and other facilities. The established plans are evaluated regularly during the integration process and modified as required. Merger and integration expenses are summarized in the following primary categories: (i) severance and employee-related charges; (ii) system conversion and integration costs, including contract termination charges; (iii) asset write-downs, lease termination costs for abandoned space and other facilities-related costs; and (iv) other charges. Other charges include investment banking fees, legal fees, other professional fees relating to due diligence activities and expenses associated with preparation of securities filings, as appropriate. Costs associated with exiting activities and without future economic benefit were included in the allocation of the purchase price at the acquisition date based on our formal integration plans.

The following table presents the activity in the merger-related liability account that was allocated to the purchase price:

	Severance and Employee- related	Asset Write- downs	Legal and Professional Fees	Lease Liability	Total
	(In thousands)
Balance at December 31, 2005	$—	$—	$—	$396	$396
Acquisitions	1,213	130	1,404	536	3,283
Non-cash write-downs and other	—	(130)	—	—	(130)
Cash outlays	(1,176)	—	(1,399)	(154)	(2,729)

Balance at December 31, 2006	37	0	5	778	820

Acquisitions	300	17	421	—	738
Non-cash write-downs and other	—	(17)	—	—	(17)
Cash outlays	(337)	—	(426)	(172)	(935)

Balance at December 31, 2007	$—	$—	$—	$606	$606

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be expensed over a fixed period of time, but will be tested for impairment on an annual basis. None of the goodwill is expected to be deductible for income tax purposes. Core deposit intangibles are amortized over their estimated useful life to their estimated residual value in proportion to the economic benefits consumed. Amortization expense for the core deposit intangible was $7.1 million for 2007, $6.5 million for 2006, and $6.0 million for 2005. Accumulated amortization was $25.1 million at December 31, 2007, and $18.3 million at December 31, 2006.

Goodwill increased $77.3 million in 2006 due to the acquisitions of GEB and NAB and increased $3.1 million in 2007 primarily due to the acquisition of UHB. The goodwill balance was $319.9 million as of December 2007 and $316.8 million as of December 31, 2006.

In May 2006, the Company purchased an additional 145,000 shares of the stock of Broadway Financial Corporation (the “BFC”), which is headquartered in Los Angeles, California, for $1.7 million, thereby increasing its total ownership of BFC to 215,000 shares, or 13.1%. These shares have not been registered under the Securities Act of 1933 and may not be sold, offered for sale, pledged or hypothecated in the absence of an effective registration or an applicable exemption to registration. The Company accounts for the BFC investment on the cost method due to the restricted nature of the shares and the less than 20% ownership. As of December 31, 2007, the investment in BFC totaled $1.9 million, net of a $746,000 other-than-temporary impairment write-down in 2007, which amount is included in other assets.

3. Cash and Cash Equivalents

The Company manages its cash and cash equivalents, which consist of cash on hand, amounts due from banks, federal funds sold, and short-term investments with original maturity of three months or less, based upon the Company’s operating, investment, and financing activities. For the purpose of reporting cash flows, these same accounts are included in cash and cash equivalents.

The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were $3.5 million for 2007 and $3.5 million for 2006. At December 31, 2006, the Company maintained $14.2 million in deposits with two other banks under the terms of a loan participation agreement and such amounts are reported in short-term investments. These deposits were withdrawn during 2007.

The following table sets forth information with respect to federal funds sold:

	2007	2006
	(In thousands)
Balance, December 31	$—	$18,000
Annualized weighted-average interest rate, December 31	0.00%	5.07%
Average amount outstanding during the year (1)	$17,990	$4,340
Weighted-average interest rate for the year	4.93%	4.49%
Maximum amount outstanding at any month end	$111,000	$22,000

(1)	Average balance was computed using daily averages.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Securities Purchased under Agreements to Resell

Securities purchased under agreements to resell are usually collateralized by U.S. government agency and mortgage-backed securities. The counter-parties to these agreements are nationally recognized investment banking firms that meet credit requirements of the Company and with whom a master repurchase agreement has been duly executed. As of December 31, 2007, the Company entered into nine long-term resale agreements totaling $450.0 million. The agreements have terms of ten years with interest rates ranging from 7.15%, to 8.30%. The counterparty has the right to a quarterly call. Among these agreements, $150.0 million are callable after the first year and $300.0 million are callable after the first three months. When the callable term starts if certain conditions are met, there may be no interest earned for those days when the certain conditions are met. In addition to long-term agreements, the Company entered into a $66.1 million short term resale agreement at a weighted rate of 4.55% that matured in January 2008.

Securities purchased under agreements to resell were $516.1 million at an annualized weighted average interest rate of 7.55% at December 31, 2007. There were no securities purchased under agreements to resell during 2006. The following table sets forth information with respect to securities purchased under resell agreements.

	2007	2006
	(In thousands)
Balance, December 31	$516,100	$—
Annualized weighted-average interest rate, December 31	7.55%	—
Average amount outstanding during the year (1)	$300,788	$—
Weighted-average interest rate for the year	7.79%	—
Maximum amount outstanding at any month end	$516,100	$—

(1)	Average balance was computed using daily averages.

For those securities obtained under the resale agreements, the collateral is either held by a third party custodian or by the counter-party and is segregated under written agreements that recognize the Company’s interest in the securities. Interest income associated with securities purchased under resale agreements totaled $23.4 million for 2007, zero for 2006, and $3,000 for 2005.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Securities

Securities Available-for-Sale. The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale as of December 31, 2007, and December 31, 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(In thousands)
2007
U.S. government sponsored entities	$532,894	$1,735	$19	$534,610
State and municipal securities	33,657	388	24	34,021
Mortgage-backed securities	1,320,963	9,920	5,835	1,325,048
Commercial mortgage-backed securities	9,189	—	271	8,918
Collateralized mortgage obligations	215,015	89	3,867	211,237
Asset-backed securities	603	—	2	601
Corporate bonds	126,535	—	841	125,694
Preferred stock of government sponsored entities	34,750	403	2,785	32,368
Foreign corporate bonds	75,000	168	—	75,168

Total	$2,348,606	$12,703	$13,644	$2,347,665

2006
U.S. treasury securities	$994	$—	$1	$993
U.S. government sponsored entities	364,988	67	3,556	361,499
State and municipal securities	54,843	769	80	55,532
Mortgage-backed securities	549,150	687	15,070	534,767
Commercial mortgage-backed securities	20,554	—	588	19,966
Collateralized mortgage obligations	251,997	46	6,417	245,626
Asset-backed securities	783	—	3	780
Corporate bonds	206,008	325	396	205,937
Preferred stock of government sponsored entities	19,350	2,660	—	22,010
Foreign corporate bonds	75,000	126	13	75,113

Total	$1,543,667	$4,680	$26,124	$1,522,223

The amortized cost and fair value of securities available-for-sale at December 31, 2007, by contractual maturities are shown below, except for mortgage-backed securities, collateralized mortgage obligations, and equity securities which are shown by expected maturities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$9,252	$9,260
Due after one year through five years	552,983	554,617
Due after five years through ten years	231,026	230,744
Due after ten years (1)	1,555,345	1,553,044

Total	$2,348,606	$2,347,665

(1)	Equity securities are reported in this category.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeds from sales, calls, and repayments of securities available-for-sale were $1.28 billion during 2007, $369.4 million during 2006, and $555.5 million during 2005. In 2007, gains of $2.9 million and losses of $2.1 million were realized on sales and calls of securities available-for-sale compared with $259,000 in gains and $58,000 in losses realized in 2006, and $3.1 million in gains and $1.6 million in losses realized in 2005.

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

The Company periodically evaluates its investments for other-than-temporary impairment. The Company has investments in perpetual floating rate preferred securities issued by Freddie Mac and Fannie Mae with an aggregate par value of $38 million as of December 31, 2007, and $25 million as of December 31, 2006. Based on an evaluation of the length of time and extent to which the market value of the Bank’s portfolio of preferred stock has been less than market and the financial condition and near-term prospects of the issuers, the Bank recorded other-than-temporary impairment charges of zero in 2007, $35,000 in 2006, and $115,000 in 2005 to write down the value of these securities to their market value. In the first quarter of 2007, the Company sold 200,000 shares of its Freddie Mac preferred stock which had been written down by $2.4 million in 2004 and recorded a gain of $2.2 million.

Between 2002 and 2004, the Company purchased a number of collateralized mortgage obligations comprised of interests in non-agency guaranteed residential mortgages. At December 31, 2007, the remaining par value of these securities was $198.6 million which represents 8.5% of the fair value of the Company’s securities available-for-sale and 1.9% of the Company’s total assets. At December 31, 2007, the unrealized loss for these securities was $3.9 million which represented 1.9% of the par amount of these non-agency guaranteed residential mortgages. Based on the Company’s analysis at December 31, 2007, there was no “other-than-temporary” impairment in these securities due to the low loan to value ratio for the loan underlying these securities, the credit support provided by junior tranches of these securitizations and the continued AAA rating of these securities. The Company has the ability and intent to hold the securities, including the non-agency collateralized mortgage obligations securities discussed above with unrealized losses of $3.9 million and $1.33 billion of agency mortgaged back securities with unrealized losses of $5.8 million, for a period of time sufficient for a recovery of cost for those issues with unrealized losses.

The temporarily impaired securities represent 30.6% of the fair value of the Company’s securities as of December 31, 2007. Unrealized losses for securities with unrealized losses for less than twelve months represent 2.3%, and securities with unrealized losses for twelve months or more represent 1.7% of the historical cost of these securities and generally resulted from increases in interest rates subsequent to the date that these securities were purchased. Except for one corporate bond issue with fair value of $132,000, all of these securities are investment grade, as of December 31, 2007. At December 31, 2007, 102 issues of securities had unrealized losses for 12 months or longer and 30 issues of securities had unrealized losses of less than 12 months.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, management believes the impairment is temporary and, accordingly, no impairment loss has been recognized in the Company’s consolidated statements of income. The table below shows the fair value, unrealized losses, and number of issuances as of December 31, 2007, of the temporarily impaired securities in the Company’s available-for-sale securities portfolio:

Temporarily Impaired Securities as of December 31, 2007

Description of securities	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
U.S. government sponsored entities	$481	$19	2	$—	$—	—	$481	$19	2
State and municipal securities	—	—	—	1,106	24	2	1,106	24	2
Mortgage-backed securities	980	5	7	377,751	5,830	72	378,731	5,835	79
Commercial mortgage-backed securities	—	—	—	8,918	271	1	8,918	271	1
Collateralized mortgage obligations	16,128	166	5	170,562	3,701	26	186,690	3,867	31
Asset-backed securities	525	1	1	76	1	1	601	2	2
Corporate bonds	125,195	841	11	—	—	—	125,195	841	11
Preferred stock of government sponsored entities	17,590	2,785	4	—	—	—	17,590	2,785	4

Total	$160,899	$3,817	30	$558,413	$9,827	102	$719,312	$13,644	132

Securities having a carrying value of $1.88 billion at December 31, 2007, and $884.8 million at December 31, 2006, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, and securities sold under agreements to repurchase.

6. Loans

Most of the Company’s business activity is predominately with Asian customers located in Southern and Northern California; New York City; Houston and Dallas, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; and Edison, New Jersey. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of loans in the consolidated balance sheets as of December 31, 2007, and December 31, 2006, were as follows:

	2007	2006
	(In thousands)
Type of Loans:
Commercial loans	$1,435,861	$1,243,756
Residential mortgage loans	555,703	455,949
Commercial mortgage loans	3,762,689	3,226,658
Equity lines	108,004	118,473
Real estate construction loans	799,230	685,206
Installment loans	15,099	13,257
Other loans	7,059	4,247

Gross loans	6,683,645	5,747,546

Less:
Allowance for loan losses	(64,983)	(60,220)
Unamortized deferred loan fees	(10,583)	(11,984)

Net loans	$6,608,079	$5,675,342

There were no loans held for sale as of December 31, 2007, and December 31, 2006. At December 31, 2007, all of the Company’s eligible real estate loans were pledged to the Federal Home Loan Bank of San Francisco under its blanket lien program.

Loans serviced for others as of December 31, 2007, totaled $245.5 million and were comprised of $61.4 million of commercial loans, $66.6 million of commercial real estate loans, $116.0 million in construction loans, and $1.5 million of residential mortgages.

The Company has entered into transactions with its directors, executive officers, or principal holders of its equity securities, or the associates of such persons (“Related Parties”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers who are not related parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of December 31, 2007. An analysis of the activity with respect to loans to Related Parties for the years indicated is as follows:

	December 31,
	2007	2006
	(In thousands)
Balance at beginning of year	$66,871	$106,433
Additional loans made	238,980	128,482
Payment received	(169,969)	(168,044)

Balance at end of year	$135,882	$66,871

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. An analysis of the activity in the allowance for credit losses for the years indicated is as follows:

	December 31,
	2007	2006	2005
	(In thousands)
Allowance for Loan Losses
Balance at beginning of year	$60,220	$56,438	$58,832
Provision/(reversal) for credit losses	11,000	2,000	(500)
Transfers to reserve for off-balance sheet credit commitments	(107)	(656)	235
Loans charged off	(10,074)	(2,030)	(5,215)
Recoveries of charged off loans	3,512	1,315	3,086
Allowance from acquisitions	432	3,153	—

Balance at end of year	$64,983	$60,220	$56,438

Reserve for Off-balance Sheet Credit Commitments
Balance at beginning of year	$4,469	$3,813	$4,048
Provision (reversal) for credit losses/transfers	107	656	(235)

Balance at end of year	$4,576	$4,469	$3,813

The Company had identified impaired loans with a recorded investment of approximately $70.0 million as of December, 2007, $22.3 million as of December 31, 2006, and $15.8 million as of December 31, 2005. The average balance of impaired loans was $46.0 million for 2007, $20.5 million for 2006, and $15.6 million for 2005. Interest collected on impaired loans totaled $3.7 million in 2007, $0.9 million in 2006, and $0.2 million in 2005. The Bank recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans. The following tables present impaired loans and the related allowance as of the dates indicated:

	At December 31,
	2007	2006
	(In thousands)
Balance of impaired loans with no allocated allowance	$50,249	$10,522
Balance of impaired loans with an allocated allowance	19,701	11,800

Total recorded investment in impaired loans	$69,950	$22,322

Amount of the allowance allocated to impaired loans	$4,937	$4,310

The impaired loans included in the table above were comprised of $6.7 million in commercial loans and $63.3 million in real estate loans as of December 31, 2007, and were comprised of $14.4 million in commercial loans and $7.9 million in real estate loans as of December 31, 2006.

Accruing loans past due 90 days or more were $9.3 million at December 31, 2007, $8.0 million at December 31, 2006, and $2.1 million at December 31, 2005.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of non-accrual loans as of December 31, 2007, 2006, and 2005 and the related net interest foregone for the years then ended:

	2007	2006	2005
	(In thousands)
Non-accrual Loans	$58,275	$22,322	$15,799

Contractual interest due	5,324	1,851	1,308
Interest recognized	2,756	851	157

Net interest foregone	$2,568	$1,000	$1,151

During the fourth quarter of 2006, the Company recognized $1.47 million of interest income, which is not reflected in the table above for 2006 amounts, from the full payoff of a loan that had been on non-accrual status since 2004. As of December 31, 2007, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

Approximately $3.0 million of loans acquired in the acquisition of Great Eastern Bank and New Asia Bank had evidence of deterioration of credit quality since origination and it was probable that all contractually required payments receivable would not be collected on these loans. These loans were recorded at their fair value of $2.4 million with no associated allowance for loan losses in accordance with AICPA Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” No loans acquired as part of the acquisition of UHB were determined to be impaired and therefore no loans were within the scope of SOP 03-3. Additional disclosures required by SOP 03-3 are not provided because the amounts are not significant.

As of December 31, 2007, the Company has one aircraft leveraged lease in a Boeing 737, which is leased to Continental Airlines until 2012, with a book value of $4.7 million. As of December 31, 2007, the aircraft was subject to $7.7 million of third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the aircraft. The residual value at the end of the lease term is estimated to be $1.9 million based on an independent updated appraisal. For Federal income tax purposes, the Company has the benefit of tax deductions for depreciation on the entire leased asset and for interest paid on the long-term debt. Deferred taxes are provided to reflect the temporary differences associated with the leveraged lease.

The Company’s investment in the leveraged lease at December 31, 2007, was comprised of rentals receivable, net of the principal and interest on the non-recourse debt, of $3.4 million, estimated residual value of $1.9 million, and deferred income of $0.4 million. Total deferred tax liabilities were $5.8 million at December 31, 2007. No income was recorded on the Continental Airlines leveraged lease during the three years from 2005 to 2007. Through December 31, 2007, Continental Airlines had made all scheduled lease payments and had performed in accordance with its contractual terms.

7. Other Real Estate Owned

As of December 31, 2007, other real estate owned consisted of five properties with a net carrying value of $16.1 million compared with a net carrying value of $5.3 million at December 31, 2006.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An analysis of the activity in the valuation allowance for other real estate losses for the years ended on December 31, 2007, 2006, and 2005 is as follows:

	2007	2006	2005
	(In thousands)
Balance, beginning of year	$283	$—	$—
Provision for losses	210	283	—
OREO disposal	(283)	—	—

Balance, end of year	$210	$283	$—

The following table presents the components of other real estate owned expense (income) for the year ended:

	2007	2006	2005
	(In thousands)
Operating expense	$153	$344	$109
Provision for losses	210	283	—
Net gain on disposal	(29)	(31)	(155)

Total other real estate owned expense (income)	$334	$596	$(46)

8. Investments in Affordable Housing

The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. The Company’s investments in these partnerships were $94.0 million at December 31, 2007, and $87.3 million at December 31, 2006. At December 31, 2007, six of the limited partnerships and at December 31, 2006, five of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s consolidated financial statements increased total assets and liabilities by $22.5 million at December 31, 2007, and by $21.0 million at December 31, 2006. Other borrowings for affordable housing limited partnerships were $19.6 million at December 31, 2007 and $20.0 million at December 31, 2006; recourse is limited to the assets of the limited partnerships. Unfunded commitments for affordable housing limited partnerships of $19.2 million as of December 31, 2007, and $21.3 million as of December 31, 2006 were recorded under other liabilities.

Each of the partnerships must meet regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining tax credits to be utilized over a multiple-year period are $69.9 million for Federal and $1.9 million for state at December 31, 2007. The Company’s usage of tax credits approximated $8.4 million in 2007, $7.7 million in 2006, and $5.2 million in 2005. For the year ended December 31, operations of investments in affordable housing resulted in pretax losses of $6.6 million for 2007, $5.4 million for 2006, and $4.0 million for 2005. Losses in excess of the Bank’s investment in two limited partnerships have not been recorded in the Company’s consolidated financial statements because the Company had fully satisfied all capital commitments required under the respective limited partnership agreements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Premises and Equipment

Premises and equipment consisted of the following at December 31, 2007, and December 31, 2006:

	2007	2006
	(In thousands)
Land and land improvements	$31,468	$33,794
Building and building improvements	32,052	31,037
Furniture, fixtures and equipment	25,730	23,393
Leasehold Improvement	12,196	9,644
Construction in process	5,992	1,826

	107,438	99,694
Less: Accumulated depreciation/amortization	30,590	26,760

Premises and equipment, net	$76,848	$72,934

The amount of depreciation/amortization included in operating expense was $4.3 million in 2007, $3.8 million in 2006, and $3.8 million in 2005.

10. Deposits

The following table displays deposit balances as of December 31, 2007, and December 31, 2006:

	2007 Amount	2006 Amount
	(Dollars in thousands)
Demand	$785,364	$781,492
NOW accounts	231,583	239,589
Money market accounts	681,783	657,689
Saving accounts	331,316	358,827
Time deposits	4,248,321	3,637,709

Total	$6,278,367	$5,675,306

Time deposits outstanding as of December 31, 2007, mature as follows.

	2008	2009	2010	2011	2012	Thereafer	Total
	(In thousands)
Time deposits, $100,000 and over	$2,885,058	$42,167	$8,504	$691	$650	$—	$2,937,070
Other time deposits	1,280,379	23,098	7,335	302	123	14	1,311,251

	$4,165,437	$65,265	$15,839	$993	$773	$14	$4,248,321

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued interest payable on customer deposits was $20.4 million at December 31, 2007, and $16.7 million at December 31, 2006. The following table summarizes the interest expense on deposits by account type for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Interest bearing demand	$2,823	$2,796	$1,492
Money market accounts	21,531	16,145	7,537
Saving accounts	3,258	3,416	1,992
Time deposits	181,891	137,734	81,587

Total	$209,503	$160,091	$92,608

11. Borrowed Funds

Federal Funds Purchased. Federal funds purchased were $41.0 million at December 31, 2007, and $50.0 million at December 31, 2006. The table below provides comparative data for federal funds purchased:

	December 31,
	2007	2006	2005
	(Dollars in thousands)
Average amount outstanding during the year (1)	$32,190	$43,407	$43,981
Maximum amount outstanding at month-end (2)	98,000	75,000	119,000
Balance, December 31	41,000	50,000	119,000
Rate at year-end	4.00%	5.31%	4.21%
Weighted-average interest rate for the year	5.01%	5.06%	3.37%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were September 2007, April 2006 and December 2005.

Securities Sold under Agreements to Repurchase. Securities sold under agreements to repurchase were $1.4 billion with a weighted average rate of 3.57% at December 31, 2007, compared to $400.0 million with a weighted average rate of 4.40% at December 31, 2006. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Eight fixed-to-floating rate agreements totaling $400.0 million are with initial fixed rates ranging from 2.70% and 3.50% with initial fixed rate terms ranging from six months to one year. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.50% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. In addition, there were three short term repurchase agreements totaling $91.0 million which matured before February 1, 2008, with a weighted average interest rate of 5.37% at December 31, 2007. At December 31, 2007, included in long-term transactions are nine repurchase agreements totaling $450.0 million that were callable but which had not been called. Two repurchase agreements of $50.0 million each have fixed interest rates at 4.75% and 4.79% until their final maturities in March 2011. Seven repurchase agreements of $50.0 million each have fixed interest rates ranging from 4.29% to 4.61%, until their final maturities in the first half of 2014.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. government agency security debt and mortgage-backed securities with a fair value of $1.5 billion as of December 31, 2007, and $437.8 million as of December 31, 2006. The table below provides comparative data for securities sold under agreements to repurchase:

	December 31,
	2007	2006	2005
	(Dollars in thousands)
Average amount outstanding during the year (1)	$941,380	$374,356	$18,449
Maximum amount outstanding at month-end (2)	1,391,025	445,000	200,000
Balance, December 31	1,391,025	400,000	200,000
Rate at year-end	3.57%	4.40%	3.41%
Weighted-average interest rate for the year	3.72%	4.19%	3.39%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were December 2007, July 2006 and December 2005.

Advances from the Federal Home Loan Bank. Total advances from the FHLB of San Francisco increased $660.5 million to $1.38 billion at December 31, 2007, from $714.7 million at December 31, 2006. Non-puttable advances totaled $675.2 million with a weighted rate of 4.74% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at December 31, 2007. The FHLB has the right to terminate the puttable transaction at par on the first anniversary date in the first quarter of 2008 and quarterly thereafter for $300.0 million of the advances and on the second anniversary date in 2009 and quarterly thereafter for $400.0 million of the advances. At December 31, 2007, the total unused borrowing capacity under the Bank’s line of credit with the FHLB was $73.9 million. The Bank’s line of credit with the FHLB is non-cancelable as long as the Bank is a member of the FHLB and has pledged adequate collateral and is available without payment of a commitment fee. The following relates to the outstanding advances at December 31, 2007 and 2006:

	2007		2006
Maturity	Amount (In thousands)	Weighted Average Interest Rate	Amount (In thousands)	Weighted Average Interest Rate
Within 90 days	$530,000	4.53%	$565,000	5.37%
91 days through 365 days	—	—	1,000	4.83
1 – 2 years	—	—	3,500	5.08
2 – 4 years	145,180	5.51	—	—
4 – 5 years	700,000	4.42	145,180	5.51

	$1,375,180	4.58%	$714,680	5.40%

As of December 31, 2007, the Company had approved overnight credit lines of $261.0 million with other financial institutions including an outstanding amount of $41.0 million. Credit lines can be drawn upon if other financial institutions have funds available. There are no commitment fees for these credit lines.

Line of Credit. On May 31, 2005, the Bancorp entered into a $30.0 million 364-day unsecured revolving loan agreement with a commercial bank bearing an interest rate of LIBOR plus 90 basis points and a commitment fee of 12.5 basis points on unused commitments. At December 31, 2006, $10.0 million was outstanding with a weighted average rate of 6.26% under this loan. This loan was paid off in April, 2007.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Liabilities. On November 23, 2004, the Company entered into an agreement with its Chief Executive Officer (“CEO”) pursuant to which the CEO agreed to defer any bonus amounts in excess of $225,000 for the year ended December 31, 2005 until January 1 of the first year following such time as the CEO separates from the Company. Accordingly, an amount equal to $610,000 was deferred in 2004 and was accrued in other liabilities in the consolidated balance sheet. The Company agreed to accrue interest on the deferred portion of the bonus at 7.0% per annum compounded quarterly. The deferred amount will be increased each quarter by the amount of interest computed for that quarter. Beginning on the tenth anniversary of the agreement, the interest rate will equal 275 basis points above the prevailing interest rate on the ten-year Treasury Note. Interest of $51,000 during 2007, $47,000 during 2006, and $44,000 during 2005 was accrued on this deferred bonus. The balance was $754,000 at December 31, 2007, and $703,000 at December 31, 2006.

12. Capital Resources

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt has a maturity term of 10 years, is unsecured and bears interest at a rate of LIBOR plus 110 basis points. As of December 31, 2007, $50.0 million was outstanding with a rate of 5.93% under this note compared to $50.0 million at a rate of 6.46% at December 31, 2006. Interest expense on the subordinated debt was $3.3 million in 2007 and $844,000 for 2006. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purpose and is included as a component of long-term debt in the accompanying consolidated balance sheet.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the sole purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in Junior Subordinated Notes issued by the Bancorp. Subject to some limitations, payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Capital Securities are guaranteed by the Bancorp to the extent the trusts have funds on hand at such time. The obligations of the Bancorp under the guarantees and the Junior Subordinated Debentures are subordinate and junior in right of payment to all indebtedness of the Bancorp and will be structurally subordinated to all liabilities and obligations of the Bancorp’s subsidiaries. The Bancorp has the right to defer payments of interest on the Junior Subordinated Notes at any time or from time to time for a period of up to twenty consecutive quarterly periods with respect to each deferral period. Under the terms of the Junior Subordinated Notes, the Bancorp may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock if the Bancorp has deferred interest on the Junior Subordinated Notes.

The five special purpose trusts are considered variable interest entities under FIN 46R. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant international operations would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier 1 capital elements, net of goodwill. This rule is not expected to have a materially adverse effect on our capital positions.

The Company issued junior subordinated debt securities of $46.4 million on March 30, 2007, and $20.6 million on May 31, 2007, in connection with pooled offerings of trust preferred securities by two newly formed and wholly-owned subsidiaries, Cathay Capital Trust III and Cathay Capital Trust IV, both of which are Delaware statutory business trusts. On March 30, 2007, Cathay Capital Trust III issued and sold $45.0 million of trust preferred securities in a private placement to institutional investors and $1.4 million of common securities to the Bancorp. Similarly, on May 31, 2007, Cathay Capital Trust IV issued and sold $20.0 million of trust preferred securities in a private placement to institutional investors and $619,000 of common securities to the Bancorp. The trust preferred securities issued by Cathay Capital Trust III have a stated maturity of June 15, 2037, and bear interest at a per annum rate based on the three-month LIBOR plus 148 basis points, payable on a quarterly basis. The trust preferred securities issued by Cathay Capital Trust IV have a scheduled maturity of September 6, 2037, and bear interest at a per annum rate based on the three-month LIBOR plus 140 basis points, payable on a quarterly basis.

Interest expense on the Junior Subordinated Notes was $8.0 million for 2007, $4.5 million for 2006, and $3.5 million for 2005.

The table below summarizes the outstanding Junior Subordinated Debentures issued by the Company to each trust as of December 31, 2007:

Trust Name	Issuance Date	Principal Balance of Debentures	Not Redeemable Until	Stated Maturity	Annualized Coupon Rate	Current Interest Rate	Date of Rate Change	Payable/ Distribution Date
	(Dollars in thousands)
Cathay Capital
Trust I	June 26, 2003	$20,619	June 30, 2008	June 30, 2033	3-month LIBOR + 3.15%	7.98%	December 30, 2007	March 30 June 30 September 30 December 30
Cathay Statutory
Trust I	September 17, 2003	20,619	September 17, 2008	September 17, 2033	3-month LIBOR + 3.00%	7.99%	December 17, 2007	March 17 June 17 September 17 December 17
Cathay Capital
Trust II	December 30, 2003	12,887	March 30, 2009	March 30, 2034	3-month LIBOR + 2.90%	7.73%	December 30, 2007	March 30 June 30 September 30 December 30
Cathay Capital
Trust III	March 28, 2007	46,392	June 15, 2012	June 15, 2037	3-month LIBOR + 1.48%	6.47%	December 17, 2007	March 15 June 15 September 15 December 15
Cathay Capital
Trust IV	May 31, 2007	20,619	September 6, 2012	September 6, 2037	3-month LIBOR 1.40%	6.55%	December 30, 2007	March 6 June 6 September 6 December 6

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Income Taxes

For the years ended December 31, 2007, 2006, and 2005, the current and deferred amounts of the income tax expense are summarized as follows:

	2007	2006	2005
	(In thousands)
Current:
Federal	$62,507	$53,564	$48,608
State	20,118	16,186	15,792

	$82,625	$69,750	$64,400

Deferred:
Federal	(8,834)	(1,897)	(1,980)
State	(2,600)	(594)	(30)

	$(11,434)	$(2,491)	$(2,010)

Total income tax expense	$71,191	$67,259	$62,390

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Net deferred tax assets at December 31, 2007, are included in other assets and net deferred tax liabilities at December 31, 2006, are included in other liabilities in the accompanying consolidated balance sheets and are as follows:

	2007	2006
	(In thousands)
Deferred Tax Assets
Loan loss allowance, due to differences in computation of bad debts	$28,563	$26,566
Writedown on equity securities	1,671	2,420
Stock option compensation expense	10,035	7,151
State tax benefit	4,099	1,180
Unrealized loss on securities available-for-sale, net	396	9,016
Other, net	6,602	3,548

Gross deferred tax assets	51,366	49,881

Deferred Tax Liabilities
Core deposit intangibles	(14,317)	(17,072)
Leveraged lease	(5,841)	(6,513)
Investment in aircraft financing trust and venture capital partnerships	(15,806)	(17,596)
Investment in affordable housing partnerships	(1,306)	(3,545)
Dividends on Federal Home Loan Bank common stock	(3,727)	(2,764)
Other, net	(4,967)	(5,472)

Gross deferred tax liabilities	(45,964)	(52,962)

Net deferred tax assets (liabilities)	$5,402	$(3,081)

Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary from amounts shown on the tax returns as filed.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2007, the Company had income tax receivables of approximately $1.9 million. As of December 31, 2006, the Company had income tax receivables of approximately $15.4 million, of which $12.1 million related to California income taxes related to 2000, 2001, and 2002 and is further discussed below. These income tax receivables are included in other assets in the accompanying consolidated balance sheets. Other liabilities included current income taxes payable of $12.4 million as of December 31, 2007, and $8.7 million as of December 31, 2006.

At December 31, 2007, the Company had federal net operating loss carry forwards of approximately $3.1 million which expire through 2022, New Jersey state net operating loss carry forwards of $2.4 million which expire through 2012 and Illinois state net operating loss carry forwards of $1.3 million which expire in 2018. The Federal and New Jersey net operating loss carry-forwards were acquired in connection with the Company’s acquisition of United Heritage Bank. The Illinois state net operating loss carry forwards were acquired in connection with the Company’s acquisition of New Asia Bancorp. Federal and state tax laws related to a change in ownership place limitations on the annual amount of operating loss carryovers that can be utilized to offset post-acquisition operating income based on the value of the acquired bank at the ownership change date.

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

The FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) which requires that the amount of recognized tax benefit should be the maximum amount which is more-likely-than-not to be realized and that amounts previously recorded that do not meet the requirements of FIN 48 be charged as a cumulative effect adjustment to retained earnings. As of December 31, 2006, the Company reflected a $12.1 million net state tax receivable related to payments it made in April 2004 under the Voluntary Compliance Initiative program for the years 2000, 2001, and 2002, after giving effect to reserves for loss contingencies on the refund claims. The Company has determined that its refund claim related to its regulated investment company is not more-likely-than-not to be realized and consequently charged a total of $8.5 million, comprised of the $7.9 million after tax amount related to its refund claims as well as a $0.6 million after tax amount related to California net operating losses generated in 2001 as a result of its regulated investment company, to the balance of retained earnings as of the January 1, 2007, effective date of FIN 48.

At the January 1, 2007, adoption date of FIN 48, the total amount of the Company’s unrecognized tax benefits was $5.5 million, of which $1.6 million, if recognized, would affect the effective tax rate. The Company recognized interest and penalties accrued related to unrecognized tax benefits in income tax expense. During

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007, upon the expiration of applicable statue of limitations, unrecognized tax benefits of $0.8 million were recognized and recorded as a reduction in goodwill and unrecognized tax benefits of $0.2 million were recognized as a reduction in income tax expense. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(In thousands)
Balance at January 1, 2007	$5,519
Changes based on tax positions related to the current year	—
Change for tax positions in prior years	917
Reductions for tax positions of prior years	(992)
Settlements	—

Balance at December 31, 2007	$5,444

At January 1, 2007, the adoption date of FIN 48, the total amount of accrued interest and penalties was $1.7 million. For the year ended December 31, 2007, the Company recognized $0.2 million in interest and penalties. As of December 31, 2007, the Company had accrued interest and penalties of $1.9 million. In February 2008, the Company withdrew, with the agreement of the California Franchise Tax Board, a claim related GBC Bancorp’s 2001 California tax return and reversed $0.5 million of accrued penalties with a corresponding decrease in goodwill. The amount of additional unrecognized tax benefits expected to be recognized during 2008 is not expected to be significant.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2004 and by the Franchise Tax Board of the State of California back to 2000. The Company is currently under audit by the California Franchise Tax Board for the years 2000 to 2004. During the second quarter of 2007, the Internal Revenue Service completed an examination of the Company’s 2004 and 2005 tax returns and did not propose any adjustments deemed to be material.

Income tax expense results in effective tax rates that differ from the statutory Federal income tax rate for the years indicated as follows:

	2007		2006		2005
	(In thousands)
Tax provision at Federal statutory rate	$68,831	35.0%	$64,690	35.0%	$58,268	35.0%
State income taxes, net of Federal income tax benefit	11,374	5.8	10,144	5.5	10,245	6.2
Interest on obligations of state and political subdivisions, which are exempt from Federal taxation	(695)	(0.3)	(945)	(0.5)	(1,281)	(0.8)
Low income housing tax credit	(8,017)	(4.1)	(6,504)	(3.5)	(4,912)	(3.0)
Other, net	(302)	(0.2)	(126)	(0.1)	70	0.1

Total income tax expense	$71,191	36.2%	$67,259	36.4%	$62,390	37.5%

14. Stockholders’ Equity and Earnings per Share

As a bank holding company, the Bancorp’s ability to pay dividends will depend upon the dividends it receives from the Bank and on the income it may generate from any other activities in which it may engage, either directly or through other subsidiaries.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under California banking law, the Bank may not, without regulatory approval, pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. The amount of retained earnings available for cash dividends to the Bancorp immediately after December 31, 2007, is restricted to approximately $203.7 million under this regulation.

During 2003, the Bank formed Cathay Real Estate Investment Trust (“Trust”) to provide the Bank flexibility in raising capital. In 2003 and 2004, the Trust sold to accredited investors $8.6 million of its 7.0% Series A Non-Cumulative preferred stock which pays dividends, if declared, at the end of each quarter. This preferred stock qualifies as Tier 1 capital under current regulatory guidelines. Dividends of $602,000 in 2007, dividends of $602,000 in 2006, and dividends of $603,000 in 2005 were paid to accredited investors. For the years ended and as of December 31, 2007, December 31, 2006, and December 31, 2005, the net income and assets of the Trust are eliminated in consolidation.

The Board of Directors of the Bancorp is authorized to issue preferred stock in one or more series and to fix the voting powers, designations, preferences or other rights of the shares of each such class or series and the qualifications, limitations, and restrictions thereon. Any preferred stock issued by the Bancorp may rank prior to the Bancorp common stock as to dividend rights, liquidation preferences, or both, may have full or limited voting rights, and may be convertible into shares of the Bancorp common stock. No preferred stock has been issued as of December 31, 2007.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	Year Ended December 31,
	2007			2006			2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except shares and per share data)
Net Income	$125,469			$117,570			$104,091

Basic EPS income	$125,469	50,418,303	$2.49	$117,570	51,234,596	$2.29	$104,091	50,373,076	$2.07
Effect of dilutive stock options		557,146			569,899			448,017

Diluted EPS income	$125,469	50,975,449	$2.46	$117,570	51,804,495	$2.27	$104,091	50,821,093	$2.05

Options to purchase an additional 2.0 million shares at December 31, 2007, and to purchase an additional 1.5 million shares at December 31, 2006, and to purchase additional 1.3 million shares at December 31, 2005, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

15. Commitments and Contingencies

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments whose contract amounts represent the amount of credit risk include the following:

	2007	2006
	(In thousands)
Commitments to extend credit	$2,310,887	$2,178,640
Standby letters of credit	62,413	81,292
Commercial letters of credit	71,089	79,803
Bill of lading guarantees	323	223

Total	$2,444,712	$2,339,958

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

As of December 31, 2007, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

As of December 31, 2007, commitments to extend credit of $2.3 billion include commitments to fund fixed rate loans of $108.7 million and adjustable rate loans of $2.2 billion.

Commercial letters of credit and bill of lading guarantees are issued to facilitate domestic and foreign trade transactions while standby letters of credit are issued to make payments on behalf of customers if certain specified future events occur. The credit risk involved in issuing letters of credit and bill of lading guarantees is essentially the same as that involved in making loans to customers.

Leases. The Company is obligated under a number of operating leases for premises and equipment with terms ranging from one to 52 years, many of which provide for periodic adjustment of rentals based on changes in various economic indicators. Rental expense was $7.6 million for 2007, $6.6 million for 2006, and $5.9 million for 2005. The following table shows future minimum payments under operating leases with terms in excess of one year as of December 31, 2007.

Year Ending December 31,	Commitments
	(In thousands)
2008	7,480	(1)
2009	5,640
2010	4,142
2011	3,446
2012	2,799
Thereafter	5,768

Total minimum lease payments	$29,275

(1)	Includes the lease payment of approximately $53,000 to be made to T.C. Realty, Inc., a corporation owned by Mr. Patrick Lee’s spouse, as agent for 929 College LLC, a limited liability company jointly owned by Mr. Lee and his spouse. Mr. Lee is a director of the Bancorp and the Bank. This lease is expected to be terminated in the second half of 2008.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rental income was $0.9 million for 2007, $1.2 million for 2006, and $0.6 million for 2005. The following table shows future rental payments to be received under operating leases with terms in excess of one year as of December 31, 2007:

Year Ending December 31,	Commitments
(In thousands)
2008	418
2009	188
2010	35
2011 and thereafter	—

Total minimum lease payments to be received	$641

16. Derivative Financial Instruments

The Company uses interest rate swaps to mitigate risks associated with changes 1) to the fair value of certain fixed rate certificates of deposit that are callable either after one year or after two years and 2) to certain cash flows related to future interest payments on variable rate loans. As of December 31, 2007 and December 31, 2006, the Company had no interest rate swaps.

17. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents. For cash and cash equivalents, the carrying amount was assumed to be a reasonable estimate of fair value.

Short-term Investments. For short-term investments, the carrying amount was assumed to be a reasonable estimate of fair value.

Securities purchased under agreements to resell. The fair value of the agreements to resell is based on dealer quotes.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deposit Liabilities. The fair value of demand deposits, savings accounts, and certain money market deposits was assumed to be the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit was estimated using the rates currently offered for deposits with similar remaining maturities.

Securities Sold under Agreements to Repurchase. The fair value of the repurchase agreements is based on dealer quotes.

Advances from Federal Home Loan Bank. The fair value of the advances is based on quotes from the FHLB to settle the advances.

Other Borrowings. This category includes federal funds purchased, revolving line of credit, and other short-term borrowings. The fair value of other borrowings is based on current market rates for borrowings with similar remaining maturities.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

	As of December 31, 2007		As of December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$118,437	$118,437	$114,798	$114,798
Federal funds sold	—	—	18,000	18,000
Short-term investments	2,278	2,278	16,379	16,379
Securities purchased under agreements to resell	516,100	520,695	—	—
Long-term certificates of deposits	50,000	51,470	—	—
Securities available-for-sale	2,347,665	2,347,665	1,522,223	1,522,223
Trading securities	5,225	5,225	5,309	5,309
Loans, net	6,608,079	6,657,249	5,675,342	5,640,592
Investment in Federal Home Loan Bank Stock	65,720	65,720	34,348	34,348
Financial Liabilities
Deposits	6,278,367	6,291,736	5,675,306	5,685,190
Federal funds purchased	41,000	41,000	50,000	50,000
Securities sold under agreement to repurchase	1,391,025	1,452,737	400,000	403,504
Advances from Federal Home Loan Bank	1,375,180	1,399,658	714,680	717,623
Other borrowings	27,943	27,943	29,981	29,981
Long-term debt	171,136	147,930	104,125	106,136

	As of December 31, 2007		As of December 31, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$2,310,887	$(2,879)	$2,178,640	$(3,075)
Standby letters of credit	62,413	(333)	81,292	(555)
Other letters of credit	71,089	(36)	79,803	(45)
Bill of lading guarantees	323	(1)	223	(1)

18. Employee Benefit Plans

Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Company for the benefit of eligible employees. Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations. The Company also pays for the administration of this plan and of the trust. The Company has not made contributions to the trust since 2004 and does not expect to make any contributions in the future. Effective June 17, 2004, the ESOP was amended to provide the participants the election either to reinvest the dividends on the Company stock allocated to their accounts or to have these dividends distributed to the participant. The ESOP trust purchased 20,594 shares in 2007, 27,970 shares in 2006, and 21,026 shares in 2005, of the Bancorp’s common stock at an aggregate cost of $0.6 million in 2007, $1.0 million in 2006 and $0.7 million in 2005. Except for 9,500 shares purchased on the open market in 2006, all purchases during 2005 and during 2007 were through the Dividend

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reinvestment Plan. The distribution of benefits to participants totaled 197,231 shares in 2007, 88,095 shares in 2006, and 57,623 shares in 2005. As of December 31, 2007, the ESOP owned 1,634,702 shares or 3.31% of the Company’s outstanding common stock.

401(k) Plan. In 1997, the Board approved the Company’s 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed three months of service and have attained the age of 21 are eligible to participate. Enrollment dates are on January 1st, April 1st, July 1st, and October 1st of each year. Participants may contribute up to 75% of their eligible compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. The Company matches 100% on the first 5% of compensation contributed per pay period by the participant, after one year of service. The vesting schedule for the matching contribution is 0% for less than two years of service, 25% after two years of service and from then on, at an increment of 25% each year until 100% is vested after five years of service. The Company’s contribution amounted to $1.6 million in 2007, $1.4 million in 2006 and $1.2 million in 2005. The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations. Participants may also borrow up to 50% of the vested amount, up to a maximum of $50,000. The minimum loan amount is $1,000.

19. Equity Incentive Plans

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options, or awarded restricted stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis. In May 2005, the shareholders of the Company approved the 2005 Incentive Plan which provides that 3,131,854 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, or as restricted stock. In conjunction with the approval of the 2005 Incentive Plan, the Bancorp agreed to cease granting awards under the Equity Incentive Plan. As of December 31, 2007, the only type of options granted by the Company has been non-statutory stock options. These options have been granted to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except for certain options granted during 2005 and certain non-vested shares granted during 2006 as further discussed below. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards.

Cash received from exercises of stock options totaled $2.2 million from 136,348 exercised shares for 2007 and $3.3 million from 162,534 exercised shares for 2006. The fair value of stock options vested in 2007 was $7.4 million compared to $5.7 million in 2006. Aggregate intrinsic value for options exercised was $2.1 million in 2007 and $2.5 million in 2006.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity for 2007, 2006, and 2005 follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in ,000)
Balance, December 31, 2004	3,692,824	$22.71	7.5	$54,649

Granted	1,238,234	35.35
Exercised	(157,788)	15.40
Forfeited	(457,158)	25.23

Balance, December 31, 2005	4,316,112	$26.33	7.5	$42,263

Granted	807,630	36.58
Exercised	(162,534)	20.32
Forfeited	(178,181)	30.99

Balance, December 31, 2006	4,783,027	$28.09	7.0	$34,011

Granted	—	—
Exercised	(136,348)	16.34
Forfeited	(72,399)	33.43

Balance, December 31, 2007	4,574,280	$28.36	6.1	$24,487

Exercisable, December 31, 2007	2,996,573	$25.81	5.5	$9,959

At December 31, 2007, 2,281,458 shares were available under the 2005 Incentive Plan for future grants. The following table shows stock options outstanding and exercisable as of December 31, 2007, the corresponding exercise prices, and the weighted-average contractual life remaining:

	Outstanding
Exercise Price	Shares	Weighted-Average Remaining Contractual Life (in Years)	Exercisable Shares
$ 8.25	2,000	0.7	2,000
10.63	93,196	2.1	93,196
11.06	10,240	2.0	10,240
11.34	10,240	5.0	10,240
15.05	131,272	3.1	131,272
16.28	157,064	4.2	157,064
17.23	10,558	0.0	10,558
17.29	10,240	4.0	10,240
19.93	339,292	5.1	268,004
21.09	10,240	3.0	10,240
22.01	406,674	3.1	406,674
24.80	892,564	5.9	706,820
28.70	536,400	6.1	324,000
32.26	40,000	6.5	24,000
32.47	245,060	7.2	196,048
33.54	264,694	7.4	211,755
33.81	3,000	7.5	1,200
37.00	650,864	7.1	263,156
38.38	15,000	6.9	9,000
36.90	319,452	8.1	65,620
36.24	414,230	8.1	82,846
38.26	12,000	8.3	2,400

	4,574,280	6.1	2,996,573

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 16, 2003, Dunson K. Cheng, Chairman of the Board, President and Chief Executive Officer of the Company, was granted an option to purchase 153,060 shares and on November 20, 2003 was granted an option to purchase 638,670 shares of the Company's common stock under the Company's Equity Incentive Plan. In March 2005, the Company determined that these grants, in combination, exceeded by 391,730 shares a limitation in the Equity Incentive Plan as to the number of shares that could be subject to awards made to any one participant in any calendar year.

Effective March 22, 2005, Mr. Cheng agreed to cancel the options as to the 391,730 excess shares, and to waive all rights that he has to purchase such excess shares upon exercise of the option. Also, on March 22, 2005, the Executive Compensation Committee approved granting to Mr. Cheng an option to purchase a total of 245,060 shares of common stock of the Company at an exercise price equal to the closing market price of the common stock on the NASDAQ National Market on that date of which 30% vested immediately, 10% would vest on November 20, 2005 and an additional 20% would vest on November 20, 2006, 2007, and 2008, respectively. On May 12, 2005, the Executive Compensation Committee approved granting Mr. Cheng an option under the 2005 Incentive Plan to purchase a total of 264,694 shares of common stock of the Company at an exercise price equal to the closing market price of the common stock on the NASDAQ National Market on that date of which 40% would vest on November 20, 2005, and an additional 20% would vest on November 20, 2006, 2007, and 2008, respectively.

The Company has granted non-vested stock to its Chairman of the Board, President, and Chief Executive Officer. The shares vest ratably over certain years if certain annual performance criteria are met. The following table presents information relating to the non-vested stock grants as of December 31, 2007:

	Grant date January 25, 2006	Grant date January 31, 2007
Grant shares	30,000	20,000
Vested ratably over	3 years	2 years
Price per share at grant	$36.24	$34.66
Vested shares	10,000	—
Unvested shares	20,000	20,000

The stock compensation expense recorded related to the non-vested stock above was $680,000 in 2007 and $332,000 in 2006. Unrecognized stock-based compensation expense related to non-vested stock awards was $768,000 at December 31, 2007, and is expected to be recognized over the next 13 months.

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

	2007	2006	2005
	(In thousands)
Benefit of tax deductions in excess of grant-date fair value	$791	$777	$672
Benefit of tax deductions on grant-date fair value	103	287	$111

Total benefit of tax deductions	$894	$1,064	$783

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Condensed Financial Information of Cathay General Bancorp

The condensed financial information of the Company as of December 31, 2007, and December 31, 2006, and for the years ended December 31, 2007, 2006, and 2005 is as follows:

Balance Sheets

	Year Ended December 31,
	2007	2006
	(In thousands, except share and per share data)
Assets
Cash	$1,966	$3,596
Investment in bank subsidiaries	1,083,753	990,769
Investment in non-bank subsidiaries	3,244	4,179
Other assets	11,196	13,067

Total assets	$1,100,159	$1,011,611

Liabilities
Revolving line of credit	$—	$10,000
Junior subordinated debt	121,136	54,125
Other liabilities	7,104	4,412

Total liabilities	128,240	68,537

Commitments and contigencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 53,543,752 issued and 49,336,187 outstanding in 2007, and 100,000,000 shares authorized and 53,309,317 issued and 51,930,955 outstanding in 2006	535	533
Additional paid-in-capital	480,557	467,591
Accumulated other comprehensive income, net	(545)	(12,428)
Retained earnings	617,108	520,689
Treasury stock, at cost (4,207,565 shares in 2007 and 1,378,362 shares in 2006)	(125,736)	(33,311)

Total stockholders’ equity	971,919	943,074

Total liabilities and stockholders’ equity	$1,100,159	$1,011,611

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Income

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash dividends from Cathay Bank	$58,500	$98,179	$—
Cash dividends from GBC Venture Capital	1,400	1,680	3,000
Interest income	76	74	36
Interest expense	8,166	5,946	4,032
Non-interest income	(1,024)	(381)	(583)
Non-interest expense	1,134	1,417	560

Income (loss) before income tax benefit	49,652	92,189	(2,139)
Income tax benefit	(4,309)	(3,225)	(2,161)

Income before undistributed earnings of subsidiaries	53,961	95,414	22
Undistributed earnings of subsidiaries	71,508	22,156	104,069

Net income	$125,469	$117,570	$104,091

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from Operating Activities
Net income	$125,469	$117,570	$104,091
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(71,509)	(22,156)	(104,069)
Increase in accrued expense	60	60	60
Write-downs on venture capital and other investments	933	432	681
Loss/(gain) in fair value of warrants	78	(816)	—
Excess tax benefits from stock options	(791)	(777)	783
Increase in other assets	(536)	(98)	(943)
Increase/(decrease) in other liabilities	6,861	(320)	520

Net cash provided by operating activities	60,565	93,895	1,123

Cash flows from Investment Activities
Purchase of investment securities	—	—	(694)
Exercise of warrants to acquire common stock	—	(2,209)	—
Proceeds from sale of common stock acquired from exercise of warrants	—	3,679	—
Equity investment	—	(1,726)	—
Acquisitions, net of cash acquired	(9,709)	(70,815)	(87)

Net cash used in investment activities	(9,709)	(71,071)	(781)

Cash flows from Financing Activities
Repayment of short term borrowing	(10,000)	(27,120)	—
Increase in other borrowings	—	15,000	20,000
Issuance of junior subordinated debt	65,000	—	—
Cash dividends	(20,525)	(18,426)	(18,154)
Proceeds from shares issued under the Dividend Reinvestment Plan	2,445	2,622	3,039
Proceeds from exercise of stock options	2,228	3,302	2,430
Excess tax benefits from share-based payment arrangements	791	777	—
Purchase of treasury stock	(92,425)	—	(24,501)

Net cash used in financing activities	(52,486)	(23,845)	(17,186)

Decrease in cash and cash equivalents	(1,630)	(1,021)	(16,844)
Cash and cash equivalents, beginning of year	3,596	4,617	21,461

Cash and cash equivalents, end of year	$1,966	$3,596	$4,617

21. Dividend Reinvestment Plan

The Company has a dividend reinvestment plan which allows for participants’ reinvestment of cash dividends and certain optional additional investments in the Company’s common stock. Shares issued under the plan and the consideration received were 78,087 shares for $2.4 million in 2007, 75,003 shares for $2.6 million in 2006, and 93,947 shares for $3.0 million in 2005.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. See Note 12 for discussion of possible future disallowance of Capital Securities as Tier 1 capital.

The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.” A well capitalized institution must have a Tier 1 capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 5%. At December 31, 2007 and 2006, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification which management believes have changed the well capitalized category of the Bank.

The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2007, and December 31, 2006, are presented in the tables below:

	As of December 31, 2007				As of December 31, 2006
	Company		Bank		Company		Bank
	Balance	Percentage	Balance	Percentage	Balance	Percentage	Balance	Percentage
	(Dollars in thousands)
Tier I Capital (to risk- weighted assets)	$755,431	9.09%	$750,698	9.04%	$673,705	9.40%	$670,206	9.37%
Tier I Capital minimum requirement	332,384	4.00	332,014	4.00	286,744	4.00	286,238	4.00

Excess	$423,047	5.09%	$418,684	5.04%	$386,961	5.40%	$383,968	5.37%

Total Capital (to risk- weighted assets)	$874,056	10.52%	$870,257	10.49%	$788,284	11.00%	$786,092	10.99%
Total I Capital minimum requirement	664,768	8.00	664,027	8.00	573,488	8.00	572,476	8.00

Excess	$209,288	2.52%	$206,230	2.49%	$214,796	3.00%	$213,616	2.99%

Tier I Capital (to average assets) Leverage ratio	$755,431	7.83%	$750,698	7.79%	$673,705	8.98%	$670,206	8.95%
Minimum leverage requirement	385,812	4.00	385,269	4.00	300,055	4.00	299,409	4.00

Excess	$369,619	3.83%	$365,429	3.79%	$373,650	4.98%	$370,797	4.95%

Total average assets (1)	$9,645,310		$9,631,720		$7,501,371		$7,485,214
Risk-weighted assets	$8,309,598		$8,300,343		$7,168,601		$7,155,951

(1)	Average assets represent average balances for the fourth quarter of each year presented.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. Quarterly Results of Operations (Unaudited)

The following table sets forth selected unaudited quarterly financial data:

	Summary of Operations
	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$164,553	$159,171	$149,693	$141,854	$136,213	$129,600	$121,099	$104,606
Interest expense	84,108	79,344	73,196	69,102	63,804	58,917	50,049	39,465

Net interest income	80,445	79,827	76,497	72,752	72,409	70,683	71,050	65,141
Provision/(Reversal) for credit losses	5,700	2,200	2,100	1,000	—	(1,000)	1,500	1,500

Net-interest income after provision for loan losses	74,745	77,627	74,397	71,752	72,409	71,683	69,550	63,641
Non-interest income	6,582	8,859	6,162	5,884	5,234	5,404	5,751	5,075
Non-interest expense	33,612	33,222	32,285	30,229	30,140	29,383	29,069	25,326

Income before income tax expense	47,715	53,264	48,274	47,407	47,503	47,704	46,232	43,390
Income tax expense	16,799	19,258	17,693	17,441	16,979	17,046	17,180	16,054

Net income	30,916	34,006	30,581	29,966	30,524	30,658	29,052	27,336

Basic net income per common share	$0.62	$0.68	$0.60	$0.58	$0.59	$0.60	$0.57	$0.54
Diluted net income per common share	$0.62	$0.67	$0.60	$0.57	$0.58	$0.59	$0.56	$0.54