Form 10-Q
period 2008-03-31
CATHAY GENERAL BANCORP
filed 2008-05-08
CIK 861842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to_____________________________________

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

Large accelerated filer ☑            Accelerated filer ☐
Non-accelerated filer  ☐  (Do not check if a smaller reporting company)          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, 49,416,526 shares outstanding as of April 30, 2008.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
1ST QUARTER 2008 REPORT ON FORM 10-Q

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

These and other factors are further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, (at Item 1A in particular) its reports and registration statements filed with the Securities and Exchange Commission (“SEC”) and other filings it makes in the future with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, we caution readers not to place undue reliance on any forward-looking statements, which speak to the date of this report. The Company has no intention and undertakes no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events.

The Company’s filings with the SEC are available to the public at the website maintained by the SEC at http://www.sec.gov, or by requests directed to Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012, Attn: Investor Relations (213) 625-4749.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2008	December 31, 2007	% change
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$115,171	$118,437	(3)
Short-term investments	3,670	2,278	61
Securities purchased under agreements to resell	305,000	516,100	(41)
Long-term certificates of deposit	-	50,000	(100)
Securities available-for-sale (amortized cost of $2,438,702 in 2008 and $2,348,606 in 2007)	2,451,549	2,347,665	4
Trading securities	93	5,225	(98)
Loans	6,918,849	6,683,645	4
Less: Allowance for loan losses	(67,428)	(64,983)	4
Unamortized deferred loan fees, net	(10,020)	(10,583)	(5)
Loans, net	6,841,401	6,608,079	4
Federal Home Loan Bank stock	66,473	65,720	1
Other real estate owned, net	16,699	16,147	3
Affordable housing investments, net	97,730	94,000	4
Premises and equipment, net	82,706	76,848	8
Customers’ liability on acceptances	31,191	53,148	(41)
Accrued interest receivable	42,197	53,032	(20)
Goodwill	319,285	319,873	(0)
Other intangible assets, net	34,324	36,097	(5)
Other assets	35,418	39,883	(11)

Total assets	$10,442,907	$10,402,532	0

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$768,419	$785,364	(2)
Interest-bearing deposits:
NOW deposits	254,198	231,583	10
Money market deposits	712,503	681,783	5
Savings deposits	332,182	331,316	0
Time deposits under $100,000	1,164,561	1,311,251	(11)
Time deposits of $100,000 or more	3,056,641	2,937,070	4
Total deposits	6,288,504	6,278,367	0

Federal funds purchased	37,000	41,000	(10)
Securities sold under agreements to repurchase	1,580,162	1,391,025	14
Advances from the Federal Home Loan Bank	1,189,287	1,375,180	(14)
Other borrowings from financial institutions	20,629	8,301	149
Other borrowings for affordable housing investments	19,654	19,642	0
Long-term debt	171,136	171,136	-
Acceptances outstanding	31,191	53,148	(41)
Minority interest in consolidated subsidiary	8,500	8,500	-
Other liabilities	92,388	84,314	10
Total liabilities	9,438,451	9,430,613	0
Commitments and contingencies	-	-	-
Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	-	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized,
53,589,915 issued and 49,382,350 outstanding at March 31, 2008 and
53,543,752 issued and 49,336,187 outstanding at December 31, 2007	536	535	0
Additional paid-in-capital	483,132	480,557	1
Accumulated other comprehensive loss, net	7,445	(545)	(1,466)
Retained earnings	639,079	617,108	4
Treasury stock, at cost (4,207,565 shares at March 31, 2008 and at December 31, 2007)	(125,736)	(125,736)	-
Total stockholders’ equity	1,004,456	971,919	3
Total liabilities and stockholders’ equity	$10,442,907	$10,402,532	0

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2008	2007
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable, including loan fees	$117,025	$114,179
Securities available-for-sale - taxable	28,506	21,815
Securities available-for-sale - nontaxable	366	599
Federal Home Loan Bank stock	753	509
Agency preferred stock	716	164
Federal funds sold and securities purchased under agreements to resell	6,480	3,802
Deposits with banks	454	786

Total interest and dividend income	154,300	141,854

INTEREST EXPENSE
Time deposits of $100,000 or more	31,868	31,152
Other deposits	17,235	17,987
Securities sold under agreements to repurchase	14,625	5,717
Advances from Federal Home Loan Bank	12,121	11,781
Long-term debt	2,849	1,976
Short-term borrowings	412	489

Total interest expense	79,110	69,102

Net interest income before provision for credit losses	75,190	72,752
Provision for credit losses	7,500	1,000

Net interest income after provision for credit losses	67,690	71,752

NON-INTEREST INCOME
Securities gains, net	-	191
Letters of credit commissions	1,440	1,292
Depository service fees	1,272	1,346
Other operating income	3,812	3,055

Total non-interest income	6,524	5,884

NON-INTEREST EXPENSE
Salaries and employee benefits	17,859	16,977
Occupancy expense	3,283	2,768
Computer and equipment expense	2,244	2,225
Professional services expense	2,385	1,728
FDIC and State assessments	291	259
Marketing expense	1,017	901
Other real estate owned (income) expense	(17)	244
Operations of affordable housing investments, net	825	944
Amortization of core deposit intangibles	1,752	1,765
Other operating expense	2,317	2,418

Total non-interest expense	31,956	30,229

Income before income tax expense	42,258	47,407
Income tax expense	14,959	17,441
Net income	27,299	29,966

Other comprehensive gain, net of tax
Unrealized holding gains arising during the period	8,154	4,500
Less: reclassification adjustments included in net income	164	(183)
Total other comprehensive gain, net of tax	7,990	4,683
Total comprehensive income	$35,289	$34,649

Net income per common share:
Basic	$0.55	$0.58
Diluted	$0.55	$0.57

Cash dividends paid per common share	$0.105	$0.090
Basic average common shares outstanding	49,346,285	51,684,754
Diluted average common shares outstanding	49,531,531	52,295,229

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2008	2007
	(In thousands)
Cash Flows from Operating Activities
Net income	$27,299	$29,966
Adjustments to reconcile net income to net cash provided by operting activities:
Provision for credit losses	7,500	1,000
Provision for losses on other real estate owned	-	210
Deferred tax liability	1,628	3,411
Depreciation	1,075	1,091
Net gains on sale of other real estate owned	-	(7)
Net gains on sale of loans	(51)	(61)
Proceeds from sale of loans	1,165	888
Originations of loans held for sale	(1,105)	(813)
Write-downs on venture capital investments	-	418
Gain on sales and calls of securities	-	(183)
Decrease in fair value of warrants	13	28
Other non-cash interest	8	117
Amortization of security premiums, net	241	569
Amortization of other intangible assets	1,790	1,797
Excess tax short-fall (benefit) from share-based payment arrangements	226	(420)
Stock based compensation expense	1,830	2,033
Gain on sale of premises and equipment	-	24
Increase/(decrease) in accrued interest receivable	10,835	(5,067)
Decrease in other assets, net	9,993	676
(Decrease)/increase in other liabilities	(2,113)	8,985

Net cash provided by operating activities	60,334	44,662

Cash Flows from Investing Activities
(Increase)/decrease in short-term investment	(1,392)	854
Decrease/(increase) in long-term investment	50,000	(50,000)
Decrease/(increase) in securities purchased under agreements to resell	211,100	(150,000)
Purchase of investment securities available-for-sale	(626,393)	(559,976)
Proceeds from maturity and call of investment securities available-for-sale	582,795	121,038
Proceeds from sale of investment securities available-for-sale	-	86,175
Purchase of mortgage-backed securities available-for-sale	(128,389)	-
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	81,650	36,798
Purchase of Federal Home Loan Bank stock	-	(15,248)
Net increase in loans	(241,086)	(112,624)
Purchase of premises and equipment	(4,709)	(3,111)
Proceeds from sales of premises and equipment	-	10
Proceeds from sale of other real estate owned	-	918
Net increase in investment in affordable housing	(4,450)	(3,581)
Acquisition, net of cash acquired	-	(3,655)

Net cash used in investing activities	(80,874)	(652,402)

Cash Flows from Financing Activities

Net increase/(decrease) in demand deposits, NOW accounts, money market and saving deposits	37,257	(8,177)
Net (decrease)/increase in time deposits	(27,120)	3,445
Net increase in federal funds purchased and securities sold under agreement to repurchase	185,137	301,300
Advances from Federal Home Loan Bank	1,111,107	1,108,000
Repayment of Federal Home Loan Bank borrowings	(1,297,000)	(848,000)
Cash dividends	(5,181)	(4,676)
Issuance of long-term debt	-	45,000
Proceeds from other borrowings	20,629	-
Repayment of other borrowings	(8,301)	-
Proceeds from shares issued to Dividend Reinvestment Plan	616	576
Proceeds from exercise of stock options	356	1,031
Excess tax (short-fall) benefits from share-based payment arrangements	(226)	420
Purchase of treasury stock	-	(26,874)

Net cash provided by financing activities	17,274	572,045

Decrease in cash and cash equivalents	(3,266)	(35,695)
Cash and cash equivalents, beginning of the period	118,437	132,798

Cash and cash equivalents, end of the year	$115,171	$97,103

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$352,878	$68,683
Income taxes	$5,691	$3,462
Non-cash investing and financing activities:
Net change in unrealized holding gains (loss) on securities available-for-sale, net of tax	$7,990	$4,683
Adjustment to initially apply FASB Interpretation 48	$-	$(8,524)
Adjustment to initially apply EITF 06-4	$(147)
Transfers to other real estate owned	$262	$373

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (the “Bancorp”) is the holding company for Cathay Bank (the “Bank”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of March 31, 2008, the Bank operates twenty one branches in Southern California, ten branches in Northern California, nine branches in New York State, three branches in Illinois, three branches in Washington State, two branches Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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
(In thousands)
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

As of March 31, 2008, goodwill was $319.3 million, a decrease of $588,000 compared to December 31, 2007 due to a reversal of accrued penalties of $528,000 as a result of the settlement with the California Franchise Board for a claim related to GBC Bancorp’s 2001 California tax return and a tax refund of $60,000 related to New Asia Bancorp’s 2006 tax year. Merger-related lease liability was $557,000 as of March 31, 2008, with cash outlays of $49,000 for the three months ended March 31, 2008.

3. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, together with a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and requires a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. Market participant assumptions include assumptions about the risk, the effect of a restriction on the sale or use of an asset, and the effect of a nonperformance risk for a liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. See Note 14- “Fair Value Measurements” for more information. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect a material impact on its consolidated financial statements from adoption of SFAS 157-2.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits a business entity to choose to measure financial instruments and certain other items at fair value to mitigate volatility in reported earnings caused by measuring financial instruments differently without having to apply complex hedge accounting provisions. The fair value option may be applied instrument by instrument, is irrevocable and is applied only to entire instruments. Following the initial fair value measurement date, a business entity shall report unrealized gains and losses on financial instruments for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not elected the fair value option for any of its existing assets or liabilities. The adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.

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

SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 did not have a significant impact on the Company’s consolidated financial statements.

SAB No. 110, “Certain Assumptions Used in Valuation Methods.” SAB No. 110 continues to allow companies, under certain circumstances, to use the simplified method beyond December 31, 2007. It is appropriate to use the simplified method under SAB 110 when an entity does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Based on SAB 110 and SAB 107, the Company has estimated the expected life of its stock options based on the average of the contractual period and the vesting period and has consistently applied the simplified method to all options granted in 2005, in 2006, and in the first quarter of 2008. There were no options granted in 2007.

Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” The Company adopted EITF 06-4 effective as of January 1, 2008, and charged a $147,000 cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2008.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth basic and diluted earnings per share calculations and the average shares of stock options with anti-dilutive effect:

	For the three months ended March 31,
(Dollars in thousands, except share and per share data)	2008	2007
Net income	$27,299	$29,966

Weighted-average shares:
Basic weighted-average number of common shares outstanding	49,346,285	51,684,754
Dilutive effect of weighted-average outstanding common shares equivalents
Stock Options	184,432	604,514
Restricted Stock	-	5,961
Restricted Stock Units	814	-
Diluted weighted-average number of common shares outstanding	49,531,531	52,295,229

Average shares of stock options with anti-dilutive effect	3,680,678	1,451,290
Earnings per share:
Basic	$0.55	$0.58
Diluted	$0.55	$0.57

6. Stock-Based Compensation

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis. In May 2005, the stockholders of the Company approved the 2005 Incentive Plan which provides that 3,131,854 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, and/or restricted stock units, or as non-vested stock. In conjunction with the approval of the 2005 Incentive Plan, the Bancorp agreed to cease granting awards under the Equity Incentive Plan. As of March 31, 2008, the only options granted by the Company under the 2005 Incentive Plan were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except options granted to the Chief Executive Officer of the Company for 245,060 shares granted on March 22, 2005, of which 30% vested immediately, 10% vested on November 20, 2005, and an additional 20% would vest on November 20, 2006, 2007, and 2008, respectively, 264,694 shares granted on May 22, 2005, of which 40% vested on November 20, 2005, and an additional 20% would vest on November 20, 2006, 2007, and 2008, respectively, and 100,000 shares granted on February 21, 2008, of which 50% would vest on February 21, 2009, and the remaining 50% would vest on February 21, 2010. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. Stock options are typically granted in the first quarter of the year. There were no options granted in 2007. The Board of Directors of the Company was in the process of reviewing the relative merits of granting restricted stock or restricted stock units either in place of or in combination with stock options. As a result, the Company deferred the granting of any stock option awards until 2008. The Company expects to issue new shares to satisfy stock option exercises and the vesting of restricted stock units.

Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date for those options expected to vest, and is recognized as an expense over the vesting period of the grant. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Based on SAB 107 and SAB 110, the Company has estimated the expected life of the options based on the average of the contractual period and the vesting period and has consistently applied the simplified method to all option granted starting from 2005. Option compensation expense totaled $1.6 million for the three months ended March 31, 2008, and $1.9 million for the same quarter a year ago. Stock-based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $16.0 million at March 31, 2008, and is expected to be recognized over the next 3.0 years.

The weighted average per share fair value on the date of grant of the options granted was $7.33 during the first three months of 2008. The Company estimated the expected life of the options based on the average of the contractual period and the vesting period. The fair value of stock options has been determined using the Black-Scholes option pricing model with the following assumptions:

Three months ended
March 31, 2008
Expected life- number of years	6.4
Risk-free interest rate	3.09%
Volatility	30.04%
Dividend yield	1.20%

Cash received from exercises of stock options totaled $356,000 from the exercise of 18,906 shares during the three months ended March 31, 2008, and $1.0 million from the exercise of 63,522 shares during the three months ended March 31, 2007. The fair value of stock options vested during the first quarter of 2008 was $4.8 million compared to $5.1 million for the first quarter of 2007. Aggregate intrinsic value for options exercised were $108,000 during the three months ended March 31, 2008, and $1.1 million during the three months ended March 31, 2007. The table below summarizes stock option activity for the quarter ended March 31, 2008:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in thousands)
Balance at December 31, 2007	4,574,280	$28.36	6.1	$24,487

Granted	689,200	23.37
Forfeited	(16,784)	32.63
Exercised	(18,906)	18.81

Balance at March 31, 2008	5,227,790	$27.72	6.4	$2,901

Exercisable at March 31, 2008	3,415,733	$26.67	5.4	$2,901

At March 31, 2008, 1,527,001 shares were available under the Company’s 2005 Incentive Plan for future grants. The following table shows stock options outstanding and exercisable as of March 31, 2008, the corresponding exercise prices, and the weighted-average contractual life remaining:

	Outstanding
		Weighted-Average
		Remaining Contractual	Exercisable
Exercise Price	Shares	Life (in Years)	Shares
$8.25	2,000	0.5	2,000
10.63	92,836	1.8	92,836
11.06	10,240	1.8	10,240
11.34	10,240	4.8	10,240
15.05	130,488	2.8	130,488
16.28	156,056	3.9	156,056
17.29	10,240	3.8	10,240
19.93	336,844	4.8	336,844
21.09	10,240	2.8	10,240
22.01	406,674	2.8	406,674
23.37	689,200	9.9	-
24.80	888,816	5.6	703,072
28.70	527,600	5.9	421,800
32.26	40,000	6.2	24,000
32.47	245,060	7.0	196,048
33.54	264,694	7.1	211,755
33.81	3,000	7.2	1,200
36.24	414,230	7.8	165,692
36.90	316,336	7.8	126,904
37.00	645,996	6.9	388,004
38.26	12,000	8.1	2,400
38.38	15,000	6.6	9,000
	5,227,790	6.4	3,415,733

The Company grants non-vested stock to its Chairman of the Board, President, and Chief Executive Officer. The shares vest ratably over certain years if certain annual performance criteria are met. The following table presents information relating to the non-vested stock grants as of March 31, 2008:

	Date Granted
	January 25, 2006	January 31, 2007
Shares granted	30,000	20,000
Vested ratably over	3 years	2 years
Price per share at grant date	$36.24	$34.66
Vested shares	20,000	10,000
Non-vested shares	10,000	10,000

The stock compensation expense recorded related to non-vested stock above was $177,000 for the three months ended March 31, 2008, and $148,000 for the three months ended March 31, 2007. Unrecognized stock-based compensation expense related to non-vested stock awards was $0.6 million at March 31, 2008, and is expected to be recognized over the next 10 months.

In addition to stock options and restricted stock awards above, in February 2008, the Company also granted restricted stock units on 82,291 shares of the Company’s common stock to its eligible employees. On the date of granting of these restricted stock units, the closing price of the Company’s stock was $23.37 per share. Such restricted stock units have a maximum term of five years and vest in approximately 20% annual increments subject to employees’ continued employment with the Company. The following table presents information relating to the restricted stock units grant as of March 31, 2008:

		Weighted-Average
		Remaining Contractual
	Units	Life (in years)
Balance at December 31, 2007	-	-

Granted	82,291	3.0
Forfeited	(250)

Balance at March 31, 2008	82,041	2.9

The compensation expense recorded related to restricted stock units above was $27,000 for the three months ended March 31, 2008. Unrecognized stock-based compensation expense related to restricted stock units was $1.6 million at March 31, 2008, and is expected to be recognized over the next 4.9 years.

Prior to 2006, the Company presented the entire amount of the tax benefit on options exercised as operating activities in the consolidated statements of cash flows. After adoption of SFAS No. 123R in January 2006, the Company reports only the benefits of tax deductions in excess of grant-date fair value as cash flows from financing activity. The following table summarizes the tax benefit (short-fall) from share-based payment arrangements:

	For the three months ended March 31,
(In thousands)	2008	2007
(Short-fall)/Benefit of tax deductions in excess of grant-date fair value	$(226)	$420
Benefit of tax deductions on grant-date fair value	271	43
Total benefit of tax deductions	$45	$463

7. Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are usually collateralized by U.S. government agency and mortgage-backed securities. The counter-parties to these agreements are nationally recognized investment banking firms that meet credit requirements of the Company and with whom a master repurchase agreement has been duly executed. As of March 31, 2008, the Company entered into five long-term resale agreements totaling $250.0 million compared to nine long-term resale agreements totaling $450.0 million at December 31, 2007. The agreements have terms from seven to ten years with interest rates ranging from 7.00% to 7.15%. The counterparty has the right to a quarterly call. Among these agreements, $200.0 million are callable after the first three months and $50.0 million are callable after the first six months. When the callable term starts if certain conditions are met, there may be no interest earned for those days when the certain conditions are met. In addition to long-term agreements, the Company entered into a $55.0 million short term resale agreement at a rate of 3.65% that matured in April 2008.

Securities purchased under agreements to resell were $305.0 million at a weighted average interest rate 6.47% at March 31, 2008, compared to $516.1 million at a weighted average interest rate of 7.44% at December 31, 2007.

For those securities obtained under the resale agreements, the collateral is either held by a third party custodian or by the counter-party and is segregated under written agreements that recognize the Company’s interest in the securities. Interest income associated with securities purchased under resale agreements totaled $6.3 million for the first quarter of 2008 and $3.3 million for the same quarter a year ago.

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

(In thousands)	At March 31, 2008	At December 31, 2007
Commitments to extend credit	$2,214,874	$2,310,887
Standby letters of credit	58,290	62,413
Other letters of credit	61,548	71,089
Bill of lading guarantees	260	323
Total	$2,334,972	$2,444,712

As of March 31, 2008, $19.8 million unfunded commitments for affordable housing investments were recorded under other liabilities compared to $19.2 million at December 31, 2007.

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

9. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 3.77% at March 31, 2008, compared to $1.4 billion with a weighted average rate of 3.57% at December 31, 2007. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million are with initial fixed rates ranging from 1.00% and 3.50% with initial fixed rate terms ranging from six months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. In addition, there were two short term repurchase agreements totaling $30.2 million which matured on April 10, 2008, with a weighted average interest rate of 3.48% at March 31, 2008.

At March 31, 2008, included in long-term transactions are nineteen repurchase agreements totaling $1.0 billion that were callable but which had not been called. Two fixed-to-floating rate repurchase agreements of $50.0 million each have variable interest rates currently at 3.75% maximum rate until their final maturities in September 2014. Four floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates ranging from 4.89% to 5.07%, until their final maturities in January 2017. Ten floating-to-fixed rate repurchase agreements totaled $550.0 million have fixed interest rates ranging from 4.29% to 4.78%, until their final maturities in 2014. Two floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates ranging at 4.75% and 4.79%, until their final maturities in 2011. One floating-to-fixed rate repurchase agreement of $50.0 million has fixed interest rate at 4.83% until its final maturities in 2012.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. government agency security debt and mortgage-backed securities with a fair value of $1.7 billion as of March 31, 2008, and $1.5 billion as of December 31, 2007.

10.Advances from the Federal Home Loan Bank

Total advances from the FHLB of San Francisco decreased $185.9 million to $1.2 billion at March 31, 2008 from $1.4 billion at December 31, 2007. Non-puttable advances totaled $489.3 million with a weighted rate of 3.42% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at March 31, 2008. The FHLB has the right to terminate the puttable transaction at par at the first anniversary date in the first quarter of 2008 and quarterly thereafter for $300.0 million of the advances, and on the second anniversary date in 2009 and quarterly thereafter for $400.0 million of the advances

11. Subordinated Note and Junior Subordinated Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. This instrument matures on September 29, 2016 and bears interest at a per annum rate based on the three month LIBOR plus 110 basis points, payable on a quarterly basis. At March 31, 2008, the per annum interest rate on the subordinated debt was 3.80% compared to 5.93% at December 31, 2007. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp. The five special purpose trusts are considered variable interest entities under FIN 46R. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company. At March 31, 2008, junior subordinated debt securities totaled $121.1 million with a weighted average interest rate of 4.97% compared to $121.1 million with a weighted average rate of 7.13% at December 31, 2007. The junior subordinated debt securities have a stated maturity term of 30 years and are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

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

At the January 1, 2007, adoption date of FIN 48, the total amount of the Company’s unrecognized tax benefits was $5.5 million, of which $1.6 million, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. At January 1, 2007, the adoption date of FIN 48, the total amount of accrued interest and penalties was $1.7 million. In February 2008, the Company withdrew, with the agreement of the California Franchise Tax Board, a claim related to GBC Bancorp’s 2001 California tax return and reversed $0.5 million of accrued penalties with a corresponding decrease in goodwill. The amount of additional unrecognized tax benefits expected to be recognized during 2008 is not expected to be significant.

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

13. Stock Repurchase Program

On November 2007, the Company announced that its Board of Directors had approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock following the completion of the stock repurchase program of May 2007. During 2007, the Company repurchased 2,829,203 shares of common stock for $92.4 million, or an average price of $32.67 per share. No shares were purchased during the first quarter of 2008. At March 31, 2008, 622,500 shares remain under the Company’s November 2007 repurchase program.

14. Fair Value Measurements

SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted SFAS 157 on January 1, 2008, and determined the fair values of our financial instruments based on the three-level fair value hierarchy established in SFAS 157. The three-level inputs to measure the fair value of assets and liabilities are as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•
Level 2 - Observable prices in active markets for similar assets or liabilities; prices for identical or similar assets or liabilities in markets that are not active; directly observable market inputs for substantially the full term of the asset and liability; market inputs that are not directly observable but are derived from or corroborated by observable market data.

•	Level 3 – Unobservable inputs based on the Company’s own judgments about the assumptions that a market participant would use.

The Company uses the following methodologies to measure the fair value of its financial assets on recurring basis:

Securities available for sale- For certain actively traded trust preferred security and agency preferred stocks, the Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a level 1 measurement. The Company measures all other securities by using quoted market prices for similar securities or dealer quotes, a level 2 measurement. This category generally includes U.S. Government agency securities, state and municipal securities, mortgage-backed securities (“MBS”), commercial MBS, collateralized mortgage obligations, asset-backed securities and corporate bonds.

Trading securities- The Company measures the fair value of trading securities based on quoted market prices in active exchange market at the reporting date, a level 1 measurement.

Impaired loans- The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on either current appraised value of the collateral, a level 2 measurement, or management’s judgment and estimation of value reported on old appraisal which is then adjusted based on recent market trends, a level 3 measurement.

Equity investment- The Company measures the fair value of equity investment based on quoted market prices in active exchange market at the reporting date, a level 1 measurement.

Warrants- The Company measures the fair value of warrants based on unobservable inputs based on assumption and management judgment , a level 3 measurement.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at March 31, 2008:

	Fair Value Measurements Using			Total at
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Securities available-for-sale	$41,838	$2,409,711	$-	$2,451,549
Trading securities	93	-	-	93
Impaired loans	-	7,430	18,268	25,698
Equity investment	1,868	-	-	1,868
Warrants	-	-	113	113
Total assets	$43,799	$2,417,141	$18,381	$2,479,321

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $113,000 at March 31, 2008, compared to $125,000 at December 31, 2008. The fair value adjustment of $12,000 were included in earnings in the first quarter of 2008.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is given based on the assumption that the reader has access to and has read the Annual Report on Form 10-K for the year ended December 31, 2007, of Cathay General Bancorp (“Bancorp”) and its wholly-owned subsidiary Cathay Bank (the “Bank” and, together, the “Company” or “we”, “us,” or “our”).

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

Accounting for the allowance for credit losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans; management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described under the heading “Accounting for the allowance for credit losses” in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Accounting for investment securities involves significant judgments and assumptions by management, which have a material impact on the carrying value of securities and the recognition of any “other-than-temporary” impairment to our investment securities. The judgments and assumptions used by management are described under the heading “Investment Securities” in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Accounting for income taxes involves significant judgments and assumptions by management, which have a material impact on the amount of taxes currently payable and the income tax expense recorded in the financial statements. The judgments and assumptions used by management are described under the heading “Income Taxes” in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

HIGHLIGHTS

•	First quarter earnings decreased $2.7 million, or 8.9%, compared to the same quarter a year ago.
•	Fully diluted earnings per share was $0.55, decreasing 3.5% compared to the same quarter a year ago.
•	Return on average assets was 1.07% for the quarter ended March 31, 2008, compared to 1.23% for the quarter ended December 31, 2007 and compared to 1.45% for the same quarter a year ago.
•
Return on average stockholders’ equity was 10.99% for the quarter ended March 31, 2008, compared to 12.70% for the quarter ended December 31, 2007, and compared to 12.87% for the same quarter a year ago.

•	Gross loans increased by $235.2 million, or 3.5%, for the quarter to $6.9 billion at March 31, 2008, from $6.7 billion at December 31, 2007.
•	Non-accrual loans decreased from $58.3 million at December 31, 2007, to $48.6 million at March 31, 2008.

Income Statement Review

Net Income

Net income for the first quarter of 2008 was $27.3 million, or $0.55 per diluted share, a $2.7 million, or 8.9%, decrease compared with net income of $30.0 million, or $0.57 per diluted share for the same quarter a year ago. Return on average assets was 1.07% and return on average stockholders’ equity was 10.99% for the first quarter of 2008 compared with a return on average assets of 1.45% and a return on average stockholders’ equity of 12.87% for the first quarter of 2007.

Financial Performance

	First Quarter 2008	First Quarter 2007

Net income	$27.3 million	$30.0 million
Basic earnings per share	$0.55	$0.58
Diluted earnings per share	$0.55	$0.57
Return on average assets	1.07%	1.45%
Return on average stockholders’ equity	10.99%	12.87%
Efficiency ratio	39.11%	38.44%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased to $75.2 million during the first quarter of 2008, $2.4 million, or 3.4%, higher than the $72.8 million during the same quarter a year ago. The increase was due primarily to the strong growth in loans and investment securities offset by the impact of the decline in the net interest margin.

The net interest margin, on a fully taxable-equivalent basis, was 3.16% for the first quarter of 2008. The net interest margin decreased 27 basis points from 3.43% in the fourth quarter of 2007 and decreased 67 basis points from 3.83% in the first quarter of 2007. The decrease in the net interest margin from prior quarters was primarily as a result of the lag in the downward repricing of certificates of deposit.

For the first quarter of 2008, the yield on average interest-earning assets was 6.46% on a fully taxable-equivalent basis, and the cost of funds on average interest-bearing liabilities equaled 3.80%. In comparison, for the first quarter of 2007, the yield on average interest-earning assets was 7.44% and cost of funds on average interest-bearing liabilities equaled 4.27%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, decreased to 2.66% for the quarter ended March 31, 2008, from 3.17% for the same quarter a year ago primarily due to the reasons discussed above.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Three months ended March 31,	2008			2007
		Interest	Average		Interest	Average
Taxable-equivalent basis	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest Earning Assets
Commercial loans	$1,484,044	$24,259	6.57%	$1,234,003	$24,983	8.21%
Residential mortgage	674,909	10,097	5.98	575,240	8,855	6.16
Commercial mortgage	3,809,473	67,172	7.09	3,249,671	63,431	7.92
Real estate construction loans	810,071	15,165	7.53	699,853	16,595	9.62
Other loans and leases	26,102	332	5.12	29,192	315	4.38
Total loans and leases (1)	6,804,599	117,025	6.92	5,787,959	114,179	8.00
Taxable securities	2,250,823	28,506	5.09	1,578,706	21,815	5.60
Tax-exempt securities (3)	69,668	1,549	8.94	75,549	1,148	6.16
Federal Home Loan Bank Stock	65,753	753	4.61	44,957	509	4.59
Interest bearing deposits	24,885	454	7.34	47,822	786	6.67
Federal funds sold & securities purchased under agreements to resell	419,675	6,480	6.21	217,662	3,802	7.08
Total interest-earning assets	9,635,403	154,767	6.46	7,752,655	142,239	7.44
Non-interest earning assets
Cash and due from banks	85,002			93,895
Other non-earning assets	658,758			621,767
Total non-interest earning assets	743,760			715,662
Less: Allowance for loan losses	(66,305)			(66,308)
Deferred loan fees	(10,563)			(12,233)
Total assets	$10,302,295			$8,389,776

Interest bearing liabilities:
Interest bearing demand accounts	$237,611	$485	0.82	$232,656	$723	1.26
Money market accounts	701,552	3,841	2.20	666,454	5,065	3.08
Savings accounts	330,504	445	0.54	344,336	845	1.00
Time deposits	4,180,871	44,332	4.26	3,654,859	42,506	4.72
Total interest-bearing deposits	5,450,538	49,103	3.62	4,898,305	49,139	4.07

Federal funds purchased	43,341	382	3.54	25,244	332	5.33
Securities sold under agreements to repurchase	1,559,336	14,625	3.77	616,418	5,717	3.76
Other borrowings	1,156,238	12,151	4.23	923,273	11,938	5.24
Long-term debt	171,136	2,849	6.70	105,156	1,976	7.62
Total interest-bearing liabilities	8,380,589	79,110	3.80	6,568,396	69,102	4.27
Non-interest bearing liabilities
Demand deposits	780,579			772,268
Other liabilities	142,210			104,798
Stockholders' equity	998,917			944,314
Total liabilities and stockholders' equity	$10,302,295			$8,389,776
Net interest spread (4)			2.66%			3.17%
Net interest income (4)		$75,657			$73,137
Net interest margin (4)			3.16%			3.83%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets
(3)
The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%

(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

Three months ended March 31,	2008-2007
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-Earning Assets:
Loans and leases	19,311	(16,465)	2,846
Taxable securities	8,831	(2,140)	6,691
Tax-exempt securities (2)	(96)	497	401
Federal Home Loan Bank Stock	242	2	244
Deposits with other banks	(407)	75	(332)
Federal funds sold and securities purchased
under agreements to resell	3,203	(525)	2,678
Total increase in interest income	31,084	(18,556)	12,528

Interest-Bearing Liabilities:
Interest bearing demand accounts	16	(254)	(238)
Money market accounts	266	(1,490)	(1,224)
Savings accounts	(32)	(368)	(400)
Time deposits	6,054	(4,228)	1,826
Federal funds purchased	188	(138)	50
Securities sold under agreements to repurchase	8,891	17	8,908
Other borrowed funds	2,775	(2,562)	213
Long-term debts	1,139	(266)	873
Total increase in interest expense	19,297	(9,289)	10,008
Changes in net interest income	$11,787	$(9,267)	$2,520

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)
The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Provision for Loan Losses

The provision for credit losses was $7.5 million for the first quarter of 2008 compared to $1.0 million for the first quarter of 2007 and to $5.7 million for the fourth quarter of 2007. The provision for credit losses was based on the review of the adequacy of the allowance for loan losses at March 31, 2008. The provision for credit losses represents the charge or credit against current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio. The following table summarizes the charge-offs and recoveries for the quarters as indicated:

	For the three months ended March 31,
(In thousands)	2008	2007

Charge-offs:
Commercial loans	$251	$3,029
Construction loans	4,130	190
Real estate loans	514	62
Total charge-offs	4,895	3,281
Recoveries:
Commercial loans	187	2,471
Installment and other loans	4	6
Total recoveries	191	2,477
Net Charge-offs	$4,704	$804

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $6.5 million for the first quarter of 2008, an increase of $640,000, or 10.9%, compared to the non-interest income of $5.9 million for the first quarter of 2007.

Letters of credit commissions increased $148,000, or 11.5%, to $1.4 million in the first quarter of 2008 from $1.3 million in the same quarter of 2007 due primarily to increases in acceptance commissions.

Other operating income increased $757,000, or 24.8%, to $3.8 million in the first quarter of 2008 from $3.1 million in the same quarter a year ago primarily due to increases in commissions from foreign currency and exchange transactions of $803,000 and increases in venture capital income of $603,000 offset by decreases in other fees on loans of $453,000 and by decreases in commissions from official checks sales of $101,000. For the first quarter of 2008, the Company recorded no securities gains compared to net securities gains of $191,000 for the first quarter of 2007.

Non-Interest Expense

Non-interest expense increased $1.73 million, or 5.7%, to $32.0 million in the first quarter of 2008 compared to $30.2 million in the same quarter a year ago. The efficiency ratio was 39.11% for the first quarter of 2008 compared to 38.44% in the year ago quarter and 38.62% for the fourth quarter of 2007.

The increase of non-interest expense from the first quarter a year ago to the first quarter of 2008 was primarily due to a combination of the following:

•
Salaries and employee benefits increased $882,000, or 5.2%, from $17.0 million in the first quarter of 2007 to $17.9 million in the first quarter of 2008 due primarily to increases in salaries and payroll taxes of $1.4 million and employee insurance benefits of $306,000 due to the hiring of additional staff and the opening of new branches. Partially offsetting these increases were a $308,000 decrease in bonus expenses, a $204,000 decrease in stock based compensation, and a $152,000 increase in deferred loan costs.

•	Occupancy expenses increased $515,000, or 18.6%, primarily due to decreases in rental income of $286,000 and increases in rental expenses of $107,000.

•	Professional service expenses increased $657,000, or 38.0%, primarily due to increases in appraisal expenses of $201,000, in delivery expense of $165,000, and in collection expenses of $135,000.

•	Marketing expenses increased $116,000, or 12.9%, due to higher media expenses and donations.

Offsetting the above overall increases was a $261,000 decrease in other real estate owned expenses, a $119,000 decrease in operation expenses of affordable housing investments, and a $101,000 decrease in other operating expenses. In the first quarter of 2008, the Company recorded an $871,000 reduction in operations of affordable housing investments as a result of a cash distribution compared to a $500,000 reduction in the year ago quarter.

Income Taxes

The effective tax rate was 35.4% for the first quarter of 2008, compared to 36.8% for the same quarter a year ago and 36.2% for the full year 2007. The lower effective tax rate for the first quarter of 2008 was due to increases in low income housing tax credits, an increased percentage of taxable income apportioned to lower tax rate jurisdictions, and a lower taxable income in 2008.

Balance Sheet Review

Assets

Total assets increased by $40.4 million, or 0.4%, to $10.44 billion at March 31, 2008 from year-end 2007 of $10.40 billion. The increase in total assets was represented primarily by increases in available- for-sale securities of $103.9 million, or 4.4%, and increases in loans of $235.2 million, or 3.5%, offset by decreases of $211.1 million in securities purchased under agreements to resell.

Securities

Total securities were $2.5 billion, or 23.5%, of total assets at March 31, 2008, compared with $2.3 billion, or 22.6%, of total assets at December 31, 2007. The increase of $103.9 million, or 4.4%, was primarily due to purchases of callable agency securities and agency mortgage backed securities which provided collateral for securities sold under agreements to repurchase.

The net unrealized gains on securities available-for-sale, which represents the difference between fair value and amortized cost, totaled $12.8 million at March 31, 2008, compared to net unrealized losses of $941,000 at year-end 2007. The increase in unrealized gain on securities available-for-sale was caused by the decrease in market interest rates during the first quarter of 2008. Net unrealized gains/losses in the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax, as part of total stockholders’ equity.

The average taxable-equivalent yield on securities available-for-sale decreased 42 basis points to 5.21% for the three months ended March 31, 2008, compared with 5.63% for the same period a year ago, as securities matured, prepaid, or were called and proceeds were reinvested at lower interest rates.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale, as of March 31, 2008, and December 31, 2007:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entities	$732,997	$3,910	$31	$736,876
State and municipal securities	31,300	426	22	31,704
Mortgage-backed securities	1,375,299	20,426	1,978	1,393,747
Commercial mortgage-backed securities	8,367	-	266	8,101
Collateralized mortgage obligations	207,917	624	5,629	202,912
Asset-backed securities	575	-	5	570
Corporate bonds	36,133	193	525	35,801
Preferred stock of government sponsored entities	36,114	175	4,571	31,718
Trust preferred securities	10,000	120		10,120
Total	$2,438,702	$25,874	$13,027	$2,451,549

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entities	532,894	1,735	19	534,610
State and municipal securities	33,657	388	24	34,021
Mortgage-backed securities	1,320,963	9,920	5,835	1,325,048
Commercial mortgage-backed securities	9,189	-	271	8,918
Collateralized mortgage obligations	215,015	89	3,867	211,237
Asset-backed securities	603	-	2	601
Corporate bonds	126,535	-	841	125,694
Preferred stock of government sponsored entities	34,750	403	2,785	32,368
Foreign corporate bonds	75,000	168	-	75,168
Total	$2,348,606	$12,703	$13,644	$2,347,665

The following table summarizes the scheduled maturities by security type of securities available-for-sale, as of March 31, 2008:

	As of March 31, 2008
	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total
	(In thousands)
Maturity Distribution:
U.S. government sponsored entities	$2,078	$684,003	$50,545	$250	$736,876
State and municipal securities	986	10,374	17,516	2,828	31,704
Mortgage-backed securities (1)	2,045	18,471	9,912	1,363,319	1,393,747
Commercial mortgage-backed securities (1)	-	-	-	8,101	8,101
Collateralized mortgage obligations (1)	-	-	38,313	164,599	202,912
Asset-backed securities (1)	-	-	-	570	570
Corporate bonds	879	236	24,496	10,190	35,801
Preferred stock of government sponsored entities (2)	-	-	-	31,718	31,718
Trust preferred securities	-	-	-	10,120	10,120

Total	$5,988	$713,084	$140,782	$1,591,695	$2,451,549

(1) Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2) These is no stated maturity for equity securities.

Between 2002 and 2004, the Company purchased a number of collateralized mortgage obligations comprised of interests in non-agency guaranteed residential mortgages. At March 31, 2008, the remaining par value of these securities was $192.9 million which represents 7.7% of the fair value of securities available-for-sale and 1.8% of total assets. At March 31, 2008, the unrealized loss for these securities was $6.1 million which represented 3.2% of the par amount of these non-agency guaranteed residential mortgages. Based on the Company’s analysis at March 31, 2008, there was no “other-than-temporary” impairment in these securities due to the low loan to value ratio for the loan underlying these securities, the credit support provided by junior tranches of these securitizations, and the continued AAA rating of these securities. At March 31, 2008, equity securities included $11.8 million, at book value, and $7.8 million, at market, of variable rate preferred stock issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. These issues of preferred stock are tied to various short term indexes ranging from the three-month LIBOR interest rate to the two year U.S. treasury rate. These securities have AA-credit ratings from the securities rating agencies and are callable by the issuer at par. At March 31, 2008, the unrealized loss on these securities totaled $4.0 million compared to $2.8 million at December 31, 2007, as a result of an increase in the spreads compared to U.S. Treasury securities for these securities. The Company has the ability and intent to hold the securities, including the non-agency collateralized mortgage obligation securities discussed above with unrealized losses of $6.1 million, the agency preferred stock with unrealized losses of $4.0 million, and $1.39 billion of agency mortgage-backed securities with unrealized losses of $2.0 million, for a period of time sufficient for a recovery of cost for those issues with unrealized losses.

The temporarily impaired securities represent 17.6% of the fair value of securities available-for-sale as of March 31, 2008. Unrealized losses for securities with unrealized losses for less than twelve months represent 4.9%, and securities with unrealized losses for twelve months or more represent 2.2% of the historical cost of these securities and generally resulted from increases in interest rates subsequent to the date that these securities were purchased. Except for one corporate bond issue with fair value of $130,000, all of these securities are investment grade, as of March 31, 2008. At March 31, 2008, 55 issues of securities had unrealized losses for 12 months or longer and 33 issues of securities had unrealized losses of less than 12 months.

At March 31, 2008, management believes the impairment is temporary and, accordingly, no impairment loss has been recognized in the Company’s consolidated statements of income. The table below shows the fair value, unrealized losses, and number of issuances as of March 31, 2008, of the temporarily impaired securities in the Company’s available-for-sale securities portfolio:

	Temporarily Impaired Securities as of March 31, 2008

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(In thousands, except no. of issuances)
Description of securities

U.S. government sponsored entities	-	-	-	469	31	2	469	31	2
State and municipal securities	347	6	1	1,111	16	2	1,458	22	3
Mortgage-backed securities	41,662	123	15	162,269	1,855	28	203,931	1,978	43
Commercial mortgage-backed securities	-	-	-	8,101	266	1	8,101	266	1
Collateralized mortgage obligations	24,757	656	7	146,276	4,973	21	171,033	5,629	28
Asset-backed securities	502	4	1	68	1	1	570	5	2
Corporate bonds	25,261	525	5	-	-	-	25,261	525	5
Preferred stock of government sponsored entities	21,554	4,571	4	-	-	-	21,554	4,571	4
Total	$114,083	$5,885	33	$318,294	$7,142	55	$432,377	$13,027	88

 Loans

Gross loans were $6.9 billion as of March 31, 2008, compared to $6.7 billion as of December 31, 2007, representing an increase of $235.2 million, or 3.5%.

Commercial mortgage loans increased $127.8 million, or 3.4%, to $3.9 billion at March 31, 2008, compared to $3.8 billion at year-end 2007. At March 31, 2008, this portfolio represented approximately 56.2% of the Bank’s gross loans compared to 56.3% at year-end 2007. Commercial loans increased $53.7 million, or 3.7%, to $1.49 billion at March 31, 2008, compared to $1.44 billion at year-end 2007. In addition, construction loans increased $31.9 million, or 4.0%, and residential mortgage loans increased $15.9 million, or 2.9%, during the first quarter of 2008.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	March 31, 2008	% of Gross Loans	December 31, 2007	% of Gross Loans	% Change
Type of Loans
Commercial	$1,489,524	21.5%	$1,435,861	21.5%	3.7%
Residential mortgage	571,609	8.3	555,703	8.3	2.9
Commercial mortgage	3,890,492	56.2	3,762,689	56.3	3.4
Equity lines	119,438	1.7	108,004	1.6	10.6
Real estate construction	831,126	12.0	799,230	12.0	4.0
Installment	12,432	0.2	15,099	0.2	(17.7)
Other	4,228	0.1	7,059	0.1	(40.1)
Gross loans and leases	$6,918,849	100%	$6,683,645	100%	3.5%

Allowance for loan losses	(67,428)		(64,983)		3.8
Unamortized deferred loan fees	(10,020)		(10,583)		(5.3)
Total loans and leases, net	$6,841,401		$6,608,079		3.5%

Asset Quality Review

Non-performing Assets

Non-performing assets to gross loans and other real estate owned was 1.01% at March 31, 2008, compared to 1.25% at December 31, 2007. Total non-performing assets decreased $13.8 million, or 16.4%, to $69.9 million at March 31, 2008, compared with $83.7 million at December 31, 2007, primarily due to a $9.6 million decrease in non-accrual loans and a $4.7 million decrease in accruing loans past due 90 days or more offset by a $552,000 increase in OREO.

The following table sets forth the breakdown of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	March 31, 2008	December 31, 2007	% Change
Non-performing assets
Accruing loans past due 90 days or more	$4,609	$9,265	(50)
Non-accrual loans:
Construction	21,050	29,677	(29)
Commercial real estate	21,293	19,963	7
Commercial	4,416	6,664	(34)
Real estate mortgage	1,879	1,971	(5)
Total non-accrual loans:	$48,638	$58,275	(17)
Total non-performing loans	53,247	67,540	(21)
Other real estate owned	16,699	16,147	3
Total non-performing assets	$69,946	$83,687	(16)
Troubled debt restructurings	$12,591	$12,601	(0)

Total gross loans outstanding, at period-end	$6,918,849	$6,683,645	4
Non-performing assets as a percentage of gross loans and OREO	1.01%	1.25%

Non-accrual Loans

During the first quarter of 2008, $8.6 million of loans were placed on non-accrual status. The new non-accruals included a $2.1 million loan secured by an office building in San Jose, California, a $1.9 million construction loan in Texas, a $1.5 million commercial land loan in Seattle, Washington, a $1.0 million loan secured by a commercial real estate in Southern California, $1.5 million of commercial loans and $0.6 million of residential mortgage loans. During the first quarter, charge-offs of non-accrual loans totaled $4.5 million comprised of $2.0 million for a construction loan in the Central Valley, $1.6 million for a construction loan in the San Fernando Valley, $0.5 million for a construction loan in Texas, and $0.4 million for a construction loan in Palmdale, California. At March 31, 2008, total residential construction loans were $367.1 million of which $26.6 million were in San Bernardino and Riverside counties in California.

At March 31, 2008, total non-accrual loans of $48.6 million were comprised of eight construction loans totaling $21.0 million, twenty commercial real estate loans totaling $21.3 million, thirteen commercial loans totaling $4.4 million and nine residential mortgage loans totaling $1.9 million. The $21.3 million of non-accrual commercial real estate loans were comprised of $6.9 million of land loans, loans of $4.4 million and $2.1 million secured by office buildings in the San Jose, California area, $3.1 million in loans secured by multi-family residences, a $2.2 million loan secured by a motel in Texas, and $2.6 million in loans secured variously by industrial buildings, a retail store, and a restaurant.

Non-accrual loans decreased by $9.64 million, or 16.5%, to $48.6 million at March 31, 2008, from $58.3 million at December 31, 2007. The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	March 31, 2008		December 31, 2007
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/ multi-family residence	$22,828	$196	$26,916	$163
Commercial real estate	11,336	209	14,885	-
Land	10,058	-	9,810	-
Personal Property (UCC)	-	3,988	-	6,487
Unsecured	-	23	-	14
Total	$44,222	$4,416	$51,611	$6,664

(1) Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

The following table presents non-accrual loans by type of businesses in which the borrowers are engaged, as of the dates indicated:

	March 31, 2008		December 31, 2007
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$42,110	$242	$48,794	$-
Wholesale/Retail	233	2,786	845	1,318
Food/Restaurant	-	50	-	92
Import/Export	-	1,338	-	5,254
Other	1,879	-	1,972	-
Total	$44,222	$4,416	$51,611	$6,664

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

Troubled debt restructurings, excluding those on non-accrual status, was comprised of five loans totaling $12.6 million at March 31, 2008, compared to four loans totaling $12.6 million at December 31, 2007. Included in troubled debt restructured loans at March 31, 2008, is an $11.1 million condominium conversion construction loan for a project in San Diego County where the interest rate has been reduced to 6.0%. At March 31, 2008, the restructured loans were performing under their revised terms.

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

The Company identified impaired loans with a recorded investment of $59.7 million at March 31, 2008, compared with $70.0 million at year-end 2007, a decrease of $10.3 million, or 14.6%. The Company considers all non-accrual loans to be impaired.  At March 31, 2008, one troubled debt restructured loan of $11.1 million was impaired but still accruing. The following table presents impaired loans and the related allowance, as of the dates indicated:

	At March 31, 2008	At December 31, 2007
	(In thousands)

Balance of impaired loans with no allocated allowance	$36,845	$50,249
Balance of impaired loans with an allocated allowance	22,898	19,701
Total recorded investment in impaired loans	$59,743	$69,950
Amount of the allowance allocated to impaired loans	$1,378	$4,937

Loan Concentration

Most of the Company’s business activity is with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; and Edison, New Jersey. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral.

There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of March 31, 2008, and as of December 31, 2007.

Allowance for Credit Losses

The Bank maintains the allowance for credit losses at a level that is considered to be equal to the estimated and known risks in the loan portfolio and off-balance sheet unfunded credit commitments. Allowance for credit losses is comprised of allowance for loan losses and reserve for off-balance sheet unfunded credit commitments. With this risk management objective, the Bank’s management has an established monitoring system that is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy level of the allowance for credit losses in a timely manner.

In addition, our Board of Directors has established a written credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Bank maintains an adequate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is adequate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectibility when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for credit losses in future periods.

The allowance for loan losses were $67.4 million and the reserve for off-balance sheet unfunded credit commitments were $4.9 million at March 31, 2008, and represented the amount that the Company believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio. The allowance for credit losses, the sum of allowance for loan losses and reserve for off-balance sheet unfunded credit commitments, was $72.4 million at March 31, 2008, compared to $69.6 million at December 31, 2007. The allowance for credit losses represented 1.05% of period-end gross loans and 136% of non-performing loans at March 31, 2008. The comparable ratios were 1.04% of gross loans and 103% of non-performing loans at December 31, 2007.

The following table sets forth information relating to the allowance for credit losses for the periods indicated:

	For the three months ended	For the year ended
	March 31, 2008	December 31, 2007
Allowance for Loan Losses	(Dollars in thousands)
Balance at beginning of period	$64,983	$60,220
Provision for credit losses	7,500	11,000
Transfers to reserve for off-balance sheet credit commitments	(351)	(107)
Charge-offs :
Commercial loans	(251)	(7,503)
Construction loans	(4,130)	(978)
Real estate loans	(514)	(1,570)
Installment loans and other loans	-	(23)
Total charge-offs	(4,895)	(10,074)
Recoveries:
Commercial loans	187	3,025
Construction loans	-	190
Real estate loans	-	265
Installment loans and other loans	4	32
Total recoveries	191	3,512
Allowance from acquisitions	-	432
Balance at end of period	$67,428	$64,983
Reserve for off-balance sheet credit commitments
Balance at beginning of period	$4,576	$4,469
Provision for credit losses/transfers	351	107
Balance at end of period	$4,927	$4,576

Average loans outstanding
during period ended	$6,804,599	$6,170,505
Total gross loans outstanding, at period-end	$6,918,849	$6,683,645
Total non-performing loans, at period-end	$53,247	$67,540
Ratio of net charge-offs to average loans outstanding during the period	0.28%	0.11%
Provision for credit losses to average loans outstanding during the period	0.44%	0.18%
Allowance for credit losses to non-performing loans at period-end	135.89%	102.99%
Allowance for credit losses to gross loans at period-end	1.05%	1.04%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

(Dollars in thousands)	March 31, 2008		December 31, 2007
	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans
Type of Loans:
Commercial loans	$26,586	21.8%	$24,081	21.1%
Residential mortgage loans	1,472	9.9	1,314	9.9
Commercial mortgage loans	28,179	56.0	26,646	56.4
Real estate construction loans	11,157	11.9	12,906	12.1
Installment loans	34	0.2	36	0.3
Other loans	-	0.2	-	0.2
Total	$67,428	100%	$64,983	100%

The allowance allocated to commercial loans increased to $26.6 million at March 31, 2008, from $24.1 million at December 31, 2007, due to increases in loans risk graded Special Mention due in part to weakness in the economy. Non-accrual commercial loans were $4.4 million, or 9.1% of non-accrual loans at March 31, 2008, compared to $6.7 million, or 11.4% at December 31, 2007.

The allowance allocated to residential mortgage loans increased $158,000 from $1.3 million at December 31, 2007, to $1.5 million at March 31, 2008.

The allowance allocated to commercial mortgage loans increased from $26.6 million at December 31, 2007, to $28.2 million at March 31, 2008, due to growth in commercial mortgage loans and increases in loans risk graded Special Mention or Substandard due in part to the weakness in the economy. As of March 31, 2008, there were $21.3 million commercial mortgage loans on non-accrual status compared to $19.9 million at December 31, 2007. Non-accrual commercial mortgage loans comprised 43.8% of non-accrual loans at March 31, 2008, compared to 34.3% at December 31, 2007.

The allowance allocated to construction loans has decreased from $12.9 million at December 31, 2007, to $11.2 million at March 31, 2008, due primarily to charge-offs of problem construction loans during the first quarter of 2008 against reserves established in prior periods. The allowance allocated to construction loans as a percentage of total construction loans was 1.4% of construction loans at March 31, 2008 compared to 1.6% at December 31, 2007. At March 31, 2008, construction loans totaling $21.1 million were on non-accrual status which comprised 43.3% of non-accrual loans compared to $29.7 million, or 50.9% at December 31, 2007.

Deposits

At March 31, 2008, total deposits were $6.29 billion, an increase of $10.1 million, or 0.2%, from $6.28 billion at December 31, 2007. In the first quarter of 2008, time deposits of $100,000 or more increased $119.6 million, or 4.1%, offset primarily by a decrease of $109.3 million in brokered deposits which were included in time deposit accounts under $100,000. Non-interest-bearing demand deposits, interest-bearing demand deposits, and savings deposits comprised 32.9% of total deposits at March 31, 2008, time deposit accounts of less than $100,000 comprised 18.5% of total deposits, while the remaining 48.6% was comprised of time deposit accounts of $100,000 or more.

The following tables display the deposit mix as of the dates indicated:

	March 31, 2008	% of Total	December 31, 2007	% of Total
Deposits	(Dollars in thousands)
Non-interest-bearing demand	$768,419	12.2%	$785,364	12.5%
NOW	254,198	4.1	231,583	3.7
Money market	712,503	11.3	681,783	10.8
Savings	332,182	5.3	331,316	5.3
Time deposits under $100,000	1,164,561	18.5	1,311,251	20.9
Time deposits of $100,000 or more	3,056,641	48.6	2,937,070	46.8
Total deposits	$6,288,504	100.0%	$6,278,367	100.0%

At March 31, 2008, brokered deposits decreased $109.3 million to $523.3 million from $632.6 million at December 31, 2007.

Borrowings

Borrowings include Federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Federal funds purchased were $37.0 million with a weighted average rate of 2.25% as of March 31, 2008, compared to $41.0 million with a weighted average rate of 4.00% as of December 31, 2007.

Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 3.77% at March 31, 2008, compared to $1.4 billion with a weighted average rate of 3.57% at December 31, 2007. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million are with initial fixed rates ranging from 1.00% and 3.50% with initial fixed rate terms ranging from six months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. In addition, there were two short term repurchase agreements totaling $30.2 million which matured before April 1, 2008, with a weighted average interest rate of 3.48% at March 31, 2008.

At March 31, 2008, included in long-term transactions are nineteen repurchase agreements totaling $1.0 billion that were callable but which had not been called. Two fixed-to-floating rate repurchase agreements of $50.0 million each have variable interest rates currently at 3.75% maximum rate until their final maturities in September 2014. Four floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates ranging from 4.89% to 5.07%, until their final maturities in January 2017. Ten floating-to-fixed rate repurchase agreements totaled $550.0 million have fixed interest rates ranging from 4.29% to 4.78%, until their final maturities in 2014. Two floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates ranging at 4.75% and 4.79%, until their final maturities in 2011. One floating-to-fixed rate repurchase agreement of $50.0 million has fixed interest rate at 4.83% until its final maturities in 2012.

Total advances from the FHLB of San Francisco decreased $185.9 million to $1.2 billion at March 31, 2008 from $1.4 billion at December 31, 2007. Non-puttable advances totaled $489.3 million with a weighted rate of 3.42% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at March 31, 2008. The FHLB has the right to terminate the puttable transaction at par at the first anniversary date in the first quarter of 2008 and quarterly thereafter for $300.0 million of the advances, and on the second anniversary date in 2009 for $400.0 million of the advances

Long-term Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt. The debt has a maturity term of 10 years and bears interest at a rate of LIBOR plus 110 basis points. As of March 31, 2008, $50.0 million was outstanding with a rate of 3.80% under this note compared to $50.0 million at a rate of 5.93% at December 31, 2007.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp. The five special purpose trusts are considered variable interest entities under FIN 46R. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company. At March 31, 2008, junior subordinated debt securities totaled $121.1 million with a weighted average interest rate of 4.97% compared to $121.1 million with a weighted average rate of 7.13% at December 31, 2007. The junior subordinated debt securities have a stated maturity term of 30 years and are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of March 31, 2008. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$4,135,079	$84,307	$1,785	$31	$4,221,202
Federal funds purchased	37,000				37,000
Securities sold under agreements to repurchase (1)	30,162	100,000	50,000	1,400,000	1,580,162
Advances from the Federal Home Loan Bank (2)	255,000	601,587	332,700		1,189,287
Other borrowings	20,629			19,654	40,283
Long-term debt	-			171,136	171,136
Operating leases	7,217	9,109	5,949	5,124	27,399
Total contractual obligations and other commitments	$4,485,087	$795,003	$390,434	$1,595,945	$7,266,469

(1)
These repurchase agreements have a final maturity of 5-year, 7-year and 10-year from origination date but are callable on a quarterly basis after six months, one year, or 18 months for the 7-year term and one year for the 5-year and 10-year term.

(2)
FHLB advances of $700.0 million that mature in 2012 have a callable option. On a quarterly basis, $300.0 million are callable at the first anniversary date and $400.0 million are callable at the second anniversay date.

Capital Resources

Stockholders’ equity of $1.0 billion at March 31, 2008, increased by $32.5 million, or 3.3%, compared to $971.9 million at December 31, 2007. The following table summarizes the activity in stockholders’ equity:

Three months ended
(In thousands)	March 31, 2008
Net income	$27,299
Proceeds from shares issued to the Dividend Reinvestment Plan	616
Proceeds from exercise of stock options	356
Tax short-fall from stock-based compensation expense	(226)
Share-based compensation	1,830
Changes in other comprehensive income	7,990
Cumulative effect adjustment as a result of adoption of EITF No. 06-4
Accounting for Deferred Compensation and Postretirement Benefit
Aspects of Endorsement Split-Dollar Life Insurance Arrangements	(147)
Cash dividends paid	(5,181)
Net increase in stockholders' equity	$32,537

On November 2007, the Company announced that its Board of Directors had approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock following the completion of the stock repurchase program of May 2007. During 2007, the Company repurchased 2,829,203 shares of common stock for $92.4 million, or an average price of $32.67 per share. No shares were purchased during the first quarter of 2008. At March 31, 2008, 622,500 shares remain under the Company’s November 2007 repurchase program.

The Company declared a cash dividend of 10.5 cents per share for distribution in January 2008 on 49,342,991 shares outstanding and in April 2008 on 49,382,350 shares outstanding. Total cash dividends paid in 2008, including the $5.2 million paid in April, amounted to $10.4 million.

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

The Bancorp established five special purpose trusts for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp. The junior subordinated debt of $121.1 million as of March 31, 2008, were included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of March 31, 2008. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a total risk-based ratio equal to or greater than 10.0%, Tier 1 risk-based capital ratio equal to or greater than 6.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Bancorp’s and the Bank’s capital and leverage ratios as of March 31, 2008, and December 31, 2007:

	Cathay General Bancorp				Cathay Bank
	March 31, 2008		December 31, 2007		March 31, 2008		December 31, 2007
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$780,414	9.41	$755,431	9.09	$772,228	9.32	$750,698	9.04
Tier 1 capital minimum requirement	331,621	4.00	332,384	4.00	331,275	4.00	332,014	4.00
Excess	$448,793	5.41	$423,047	5.09	$440,953	5.32	$418,684	5.04

Total capital (to risk-weighted assets)	$901,835	10.88	$874,056	10.52	$894,583	10.80	$870,257	10.49
Total capital minimum requirement	663,242	8.00	664,768	8.00	662,549	8.00	664,027	8.00
Excess	$238,593	2.88	$209,288	2.52	$232,034	2.80	$206,230	2.49

Tier 1 capital (to average assets)
– Leverage ratio	$780,414	7.83	$755,431	7.83	$772,228	7.76	$750,698	7.79
Minimum leverage requirement	398,491	4.00	385,812	4.00	397,960	4.00	385,269	4.00
Excess	$381,923	3.83	$369,619	3.83	$374,268	3.76	$365,429	3.79

Risk-weighted assets	$8,290,520		$8,309,598		$8,281,866		$8,300,343
Total average assets (1)	$9,962,282		$9,645,310		$9,948,990		$9,631,720

(1)
The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”). At March 31, 2008, our liquidity ratio (defined as net cash, short-term and marketable securities to net deposits and short-term liabilities) was at 15.3% compared to 15.8% at year-end 2007.

To supplement its liquidity needs, the Bank maintains a total credit line of $303.0 million for federal funds with six correspondent banks, and master agreements with brokerage firms for the sale of securities subject to repurchase. The Bank is also a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of March 31, 2008, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.5 billion. The total advances outstanding with the FHLB of San Francisco at March 31, 2008, was $1.2 billion. These borrowings are secured by loans and securities.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities available-for-sale. At March 31, 2008, investment securities available-for-sale at fair value totaled $2.5 billion, with $2.4 billion pledged as collateral for borrowings and other commitments. The remaining $81.9 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 98% of the Company’s time deposits are maturing within one year or less as of March 31, 2008. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

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

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of March 31, 2008:

	Net Interest Income Volatility (1)	Market Value of Equity Volatility (2)
Change in Interest Rate (Basis Points)	March 31, 2008	March 31, 2008
+200	-0.8	-6.0
+100	1.7	-0.6
-100	-2.6	0.5
-200	-10.1	-12.7

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.

(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The Bancorp’s wholly-owned subsidiary, Cathay Bank, is a party to ordinary routine litigation from time to time incidental to various aspects of its operations. Management is not aware of any litigation that is expected to have a material adverse impact on the Company’s consolidated financial condition, or the results of operations.

Item 1a. RISK FACTORS.

There is no material change from risk factors as previously disclosed in the registrant’s 2007 Annual Report on Form 10-K in response to Item 1A to Part I of Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2008 - January 31, 2008)	0	$0	0	622,500
Month #2 (February 1, 2008 - February 29, 2008)	0	$0	0	622,500
Month #3 (March 1, 2008 - March 31, 2008)	0	$0	0	622,500
Total	0	$0	0	622,500

On November 2007, the Company announced that its Board of Directors had approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock following the completion of the stock repurchase program of May 2007. During 2007, the Company repurchased 2,829,203 shares of common stock for $92.4 million, or an average price of $32.67 per share. No shares were purchased during the first quarter of 2008. At March 31, 2008, 622,500 shares remain under the Company’s November 2007 repurchase program.

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

Cathay General Bancorp (Registrant)

Date: May 8, 2008	By:	/s/ Dunson K. Cheng

Dunson K. Cheng
Chairman, President, and
Chief Executive Officer

Date: May 8, 2008	By:	/s/ Heng W. Chen

Heng W. Chen
Executive Vice President and
Chief Financial Officer