Form 10-Q
period 2008-06-30
CATHAY GENERAL BANCORP
filed 2008-08-11
CIK 861842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Common stock, $.01 par value, 49,472,308 shares outstanding as of July 31, 2008.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
2ND QUARTER 2008 REPORT ON FORM 10-Q

Forward-Looking Statements

In this quarterly Report on Form 10-Q, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. These forward-looking statements may include, but are not limited to, such words as "believes," "expects," "anticipates," "intends," "plans," "estimates," "may," "will," "should," "could," "predicts," "potential," "continue," or the negative of such terms and other comparable terminology or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties and other factors include, but are not limited to adverse developments or conditions related to or arising from:

•	the impact of any goodwill impairment that may be determined;
•	deterioration in asset or credit quality;
•	acquisitions of other banks, if any;
•	fluctuations in interest rates;
•	expansion into new market areas;
•	earthquake, wildfire or other natural disasters;
•	competitive pressures;
•	legislative and regulatory developments; and
•	general economic or business conditions in California and other regions where the Bank has operations.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007	% change
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$114,270	$118,437	(4)
Short-term investments	6,408	2,278	181
Securities purchased under agreements to resell	150,000	516,100	(71)
Long-term certificates of deposit	-	50,000	(100)
Securities available-for-sale (amortized cost of $2,566,135 in 2008 and
$2,348,606 in 2007)	2,533,353	2,347,665	8
Trading securities	75	5,225	(99)
Loans	7,327,724	6,683,645	10
Less: Allowance for loan losses	(84,856)	(64,983)	31
Unamortized deferred loan fees, net	(10,165)	(10,583)	(4)
Loans, net	7,232,703	6,608,079	9
Federal Home Loan Bank stock	65,825	65,720	0
Other real estate owned, net	29,077	16,147	80
Affordable housing investments, net	103,795	94,000	10
Premises and equipment, net	88,699	76,848	15
Customers’ liability on acceptances	30,988	53,148	(42)
Accrued interest receivable	45,984	53,032	(13)
Goodwill	319,285	319,873	(0)
Other intangible assets, net	32,588	36,097	(10)
Other assets	58,865	39,883	48

Total assets	$10,811,915	$10,402,532	4

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$818,776	$785,364	4
Interest-bearing deposits:
NOW deposits	261,005	231,583	13
Money market deposits	732,410	681,783	7
Savings deposits	334,328	331,316	1
Time deposits under $100,000	1,424,692	1,311,251	9
Time deposits of $100,000 or more	3,170,831	2,937,070	8
Total deposits	6,742,042	6,278,367	7

Federal funds purchased	81,000	41,000	98
Securities sold under agreements to repurchase	1,550,000	1,391,025	11
Advances from the Federal Home Loan Bank	1,116,713	1,375,180	(19)
Other borrowings from financial institutions	10,000	8,301	20
Other borrowings for affordable housing investments	19,577	19,642	(0)
Long-term debt	171,136	171,136	-
Acceptances outstanding	30,988	53,148	(42)
Minority interest in consolidated subsidiary	8,500	8,500	-
Other liabilities	87,270	84,314	4
Total liabilities	9,817,226	9,430,613	4
Commitments and contingencies	-	-	-
Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares
authorized, none issued	-	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized,
53,626,663 issued and 49,419,098 outstanding at June 30, 2008 and
53,543,752 issued and 49,336,187 outstanding at December 31, 2007	536	535	0
Additional paid-in-capital	485,762	480,557	1
Accumulated other comprehensive loss, net	(18,998)	(545)	3,386
Retained earnings	653,125	617,108	6
Treasury stock, at cost (4,207,565 shares at June 30, 2008
and at December 31, 2007)	(125,736)	(125,736)	-
Total stockholders’ equity	994,689	971,919	2
Total liabilities and stockholders’ equity	$10,811,915	$10,402,532	4

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS)/INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable, including loan fees	$110,850	$118,737	$227,875	$232,916
Investment securities- taxable	28,426	24,439	56,932	46,254
Investment securities- nontaxable	324	583	690	1,182
Federal Home Loan Bank stock	928	541	1,681	1,050
Agency preferred stock	592	174	1,308	338
Federal funds sold and securities
purchased under agreements to resell	2,915	3,965	9,395	7,767
Deposits with banks	27	1,254	481	2,040

Total interest and dividend income	144,062	149,693	298,362	291,547

INTEREST EXPENSE
Time deposits of $100,000 or more	28,304	31,900	60,172	63,052
Other deposits	15,184	18,684	32,419	36,671
Securities sold under agreements to repurchase	14,917	7,544	29,542	13,261
Advances from Federal Home Loan Bank	11,323	11,677	23,444	23,458
Long-term debt	2,010	2,899	4,859	4,875
Short-term borrowings	210	492	622	981

Total interest expense	71,948	73,196	151,058	142,298

Net interest income before provision for credit losses	72,114	76,497	147,304	149,249
Provision for credit losses	20,500	2,100	28,000	3,100

Net interest income after provision for credit losses	51,614	74,397	119,304	146,149

NON-INTEREST INCOME
Securities gains, net	2,333	-	2,333	191
Letters of credit commissions	1,376	1,435	2,816	2,727
Depository service fees	1,175	1,037	2,447	2,383
Other operating income	4,291	3,690	8,103	6,745

Total non-interest income	9,175	6,162	15,699	12,046

NON-INTEREST EXPENSE
Salaries and employee benefits	16,408	16,886	34,267	33,863
Occupancy expense	3,242	3,107	6,525	5,876
Computer and equipment expense	1,932	2,553	4,176	4,777
Professional services expense	3,095	2,543	5,480	4,271
FDIC and State assessments	1,545	261	1,836	520
Marketing expense	848	904	1,865	1,805
Other real estate owned expense	641	17	624	261
Operations of affordable housing investments , net	1,696	1,444	2,521	2,388
Amortization of core deposit intangibles	1,722	1,767	3,474	3,531
Other operating expense	2,625	2,803	4,942	5,222

Total non-interest expense	33,754	32,285	65,710	62,514

Income before income tax expense	27,035	48,274	69,293	95,681
Income tax expense	7,804	17,693	22,763	35,134
Net income	19,231	30,581	46,530	60,547

Other comprehensive loss, net of tax
Unrealized holding losses arising during the period	(20,427)	(8,111)	(12,273)	(3,611)
Less: reclassification adjustments included in net income	6,016	(18)	6,180	(201)
Total other comprehensive loss, net of tax	(26,443)	(8,093)	(18,453)	(3,410)
Total comprehensive (loss)/income	$(7,212)	$22,488	$28,077	$57,137

Net income per common share:
Basic	$0.39	$0.60	$0.94	$1.18
Diluted	$0.39	$0.60	$0.94	$1.17

Cash dividends paid per common share	$0.105	$0.105	$0.210	$0.195
Basic average common shares outstanding	49,389,522	50,558,218	49,367,903	51,118,374
Diluted average common shares outstanding	49,429,348	51,158,029	49,480,439	51,723,487

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2008	2007
	(In thousands)
Cash Flows from Operating Activities
Net income	$46,530	$60,547
Adjustments to reconcile net income to net cash provided by operting activities:
Provision for credit losses	28,000	3,100
Provision for losses on other real estate owned	-	210
Deferred tax (benefit) liabilities	(10,632)	1,182
Depreciation	2,139	2,150
Net gains on sale of other real estate owned	-	(29)
Net gains on sale of loans held for sale	(87)	(65)
Proceeds from sale of loans held for sale	1,919	934
Originations of loans held for sale	(1,814)	(855)
Purchase of trading securities	-	(5,000)
Write-downs on venture capital investments	-	268
Write-downs on impaired securities	5,830	-
Gain on sales and calls of securities	(8,163)	(191)
Decrease in fair value of warrants	26	41
Other non-cash interest	1	147
Amortization of security premiums, net	841	944
Amortization of intangibles	3,538	3,594
Excess tax short-fall / (benefit) from share-based payment arrangements	237	(450)
Stock based compensation expense	3,838	3,791
Gain on sale of premises and equipment	(21)	(9)
Decrease / (Increase) in accrued interest receivable	7,047	(12,460)
(Increase) /decrease in other assets, net	(2,517)	6,356
Increase in other liabilities	8,315	11,896
Net cash provided by operating activities	85,027	76,101
Cash Flows from Investing Activities
Increase in short-term investments	(4,130)	(8,648)
Decrease / (Increase) in long-term investment	50,000	(50,000)
Decrease/ (Increase) in securities purchased under agreements to resell	366,100	(204,000)
Purchase of investment securities available-for-sale	(1,503,846)	(559,976)
Proceeds from maturity and call of investment securities available-for-sale	757,496	219,204
Proceeds from sale of investment securities available-for-sale	59,756	86,187
Purchase of mortgage-backed securities available-for-sale	(337,007)	-
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	807,564	73,359
Purchase of Federal Home Loan Bank stock	-	(15,248)
Redemption of Federal Home Loan Bank stock	1,575	326
Net increase in loans	(665,174)	(387,899)
Purchase of premises and equipment	(12,179)	(4,705)
Proceeds from sales of premises and equipment	21	608
Proceeds from sale of other real estate owned	-	1,717
Net increase in investment in affordable housing	(6,254)	(4,488)
Acquisition, net of cash acquired	-	(3,655)
Net cash used in investing activities	(486,078)	(857,218)
Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts, money market and saving deposits	116,473	136
Net increase in time deposits	347,202	112,431
Net increase in federal funds purchased and securities sold under agreement to repurchase	198,975	468,102
Advances from Federal Home Loan Bank	1,823,533	1,863,000
Repayment of Federal Home Loan Bank borrowings	(2,082,000)	(1,678,000)
Cash dividends	(10,366)	(10,047)
Issuance of long-term debt	-	65,000
Proceeds from other borrowings	20,629	19,000
Repayment of other borrowings	(18,930)	(10,000)
Proceeds from shares issued to Dividend Reinvestment Plan	1,249	1,228
Proceeds from exercise of stock options	356	1,341
Excess tax (short-fall)/benefits from share-based payment arrangements	(237)	450
Purchases of treasury stock	-	(71,508)
Net cash provided by financing activities	396,884	761,133
Decrease in cash and cash equivalents	(4,167)	(19,984)
Cash and cash equivalents, beginning of the period	118,437	132,798
Cash and cash equivalents, end of the year	$114,270	$112,814

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$159,352	$134,909
Income taxes	$35,229	$27,375
Non-cash investing and financing activities:
Net change in unrealized holding loss on securities available-for-sale, net of tax	$(18,453)	$(3,410)
Cumulative effect adjustment as result of adoption of FASB Interpretation No. 48
Adjustment to initially apply FASB Interpretation 48	$-	$(8,524)
Adjustment to initially apply EITF 06-4	$(147)
Transfers to other real estate owned	$12,560	$373
Loans to facilitate the sale of other real estate owned	$-	$3,360
Loans to facilitate the sale of fixed assets	$-	$1,940

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (the “Bancorp”) is the holding company for Cathay Bank (the “Bank”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of June 30, 2008, the Bank operates twenty one branches in Southern California, ten branches in Northern California, nine branches in New York State, three branches in Illinois, three branches in Washington State, two branches Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The assets acquired and liabilities assumed were recorded by the Company at their fair values as of March 31, 2007:

United Heritage Bank
Assets acquired:	(In thousands)
Cash and cash equivalents	$5,745
Securities available-for-sale	14,305
Loans, net	38,036
Premises and equipment, net	432
Goodwill	3,575
Core deposit intangible	410
Other assets	2,161
Total assets acquired	64,664

Liabilities assumed:
Deposits	54,166
Accrued interest payable	9
Other liabilities	1,089
Total liabilities assumed	55,264
Net assets acquired	$9,400

Cash paid	$9,400

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

As of June 30, 2008, goodwill was $319.3 million, a decrease of $588,000 compared to December 31, 2007 due to a reversal of accrued penalties of $528,000 as a result of the settlement with the California Franchise Board for a claim related to GBC Bancorp’s 2001 California tax return and a tax refund of $60,000 related to New Asia Bancorp’s 2006 tax year. Merger-related lease liability was $509,000 as of June 30, 2008, with cash outlays of $49,000 for the three months and $97,000 for the six months ended June 30, 2008.

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

The preparation of the consolidated financial statements in accordance with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The most significant estimate subject to change relates to the allowance for loan losses and goodwill impairment.

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

SFAS No. 162, “The Hierarchy of General Accepted Accounting Principles” SFAS 162 states that business entity itself is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This statement makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect a material impact on its consolidated financial statements from adoption of SFAS 162.

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

SAB No. 110, “Certain Assumptions Used in Valuation Methods.” SAB No. 110 continues to allow companies, under certain circumstances, to use the simplified method beyond December 31, 2007. It is appropriate to use the simplified method under SAB 110 when an entity does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. Based on SAB 110 and SAB 107, the Company has estimated the expected life of its stock options based on the average of the contractual period and the vesting period and has consistently applied the simplified method to all options granted in 2005, in 2006, and in 2008. There were no options granted in 2007.

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

FASB Staff Positions (“FSP”) Accounting Principles Board Opinions (“APB”) Issue No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately. The APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect a material impact on its consolidated financial statements from adoption of APB 14-1.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth basic and diluted earnings per share calculations and the average shares of stock options with anti-dilutive effect:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except share and per share data)	2008	2007	2008	2007
Net income	$19,231	$30,581	$46,530	$60,547

Weighted-average shares:
Basic weighted-average number of common shares outstanding	49,389,522	50,558,218	49,367,903	51,118,374
Dilutive effect of weighted-average outstanding common shares equivalents
Stock Options	39,826	595,656	112,129	600,061
Restricted Stock	0	4,155	407	5,052
Diluted weighted-average number of common shares outstanding	49,429,348	51,158,029	49,480,439	51,723,487

Average shares of stock options with anti-dilutive effect	4,795,057	1,448,872	4,237,868	1,450,074
Earnings per share:
Basic	$0.39	$0.60	$0.94	$1.18
Diluted	$0.39	$0.60	$0.94	$1.17

6. Stock-Based Compensation

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis. In May 2005, the stockholders of the Company approved the 2005 Incentive Plan which provides that 3,131,854 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, and/or restricted stock units, or as non-vested stock. In conjunction with the approval of the 2005 Incentive Plan, the Bancorp agreed to cease granting awards under the Equity Incentive Plan. As of June 30, 2008, the only options granted by the Company under the 2005 Incentive Plan were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except options granted to the Chief Executive Officer of the Company for 245,060 shares granted on March 22, 2005, of which 30% vested immediately, 10% vested on November 20, 2005, 20% each vested on November 20, 2006 and on November 20, 2007, and an additional 20% would vest on November 20, 2008, 264,694 shares granted on May 22, 2005, of which 40% vested on November 20, 2005, 20% each vested on November 20, 2006 and on November 20, 2007, and an additional 20% would vest on November 20 2008, and 100,000 shares granted on February 21, 2008, of which 50% would vest on February 21, 2009, and the remaining 50% would vest on February 21, 2010. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. Stock options are typically granted in the first quarter of the year. There were no options granted in 2007. The Board of Directors of the Company was in the process of reviewing the relative merits of granting restricted stock or restricted stock units either in place of or in combination with stock options. As a result, the Company deferred the granting of any stock option awards until 2008. The Company expects to issue new shares to satisfy stock option exercises and the vesting of restricted stock units.

Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date for those options expected to vest, and is recognized as an expense over the vesting period of the grant. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Based on SAB 107 and SAB 110, the Company has estimated the expected life of the options based on the average of the contractual period and the vesting period and has consistently applied the simplified method to all options granted starting from 2005. Option compensation expense totaled $3.4 million for the six months ended June 30, 2008, and $3.5 million for the six months ended June 30, 2007. For the three months ended June 30, option compensation expense totaled $1.8 million for 2008 and $1.6 million for 2007. Stock-based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $14.1 million at June 30, 2008, and is expected to be recognized over the next 2.7 years.

The weighted average per share fair value on the date of grant of the options granted was $7.33 during the first quarter of 2008. There were no options granted in 2007 and in the second quarter of 2008. The Company estimated the expected life of the options based on the average of the contractual period and the vesting period. The fair value of stock options has been determined using the Black-Scholes option pricing model with the following assumptions:

Six months ended
June 30, 2008
Expected life- number of years	6.4
Risk-free interest rate	3.09%
Volatility	30.04%
Dividend yield	1.20%

No stock options were exercised during the second quarter of 2008. Cash received from exercises of stock options totaled $356,000 from 18,906 exercised shares during the six months ended June 30, 2008 and $1.3 million from 78,236 exercised shares during the six months ended June 30, 2007. Cash received from exercises of stock options totaled $219,000 from 9,370 exercised shares for the three months ended June 30, 2007. The fair value of stock options vested during the first quarter of 2008 was $4.8 million compared to $5.1 million for the first quarter of 2007. The fair value of stock options vested during the second quarter of 2008 was $108,000 compared to $108,000 for the second quarter of 2007. Aggregate intrinsic value for options exercised was $108,000 during the six months ended June 30, 2008, and $1.3 million during the six months ended June 30, 2007. The aggregate intrinsic value for options exercised was zero during the second quarter of 2008 and $98,000 during the second quarter of 2007. The table below summarizes stock option activity for the first two quarters of 2008:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in thousands)
Balance at December 31, 2007	4,574,280	$28.36	6.1	$24,487
Granted	689,200	23.37
Forfeited	(16,784)	32.63
Exercised	(18,906)	18.81

Balance at March 31, 2008	5,227,790	$27.72	6.4	$2,901
Granted	-	-
Forfeited	(4,822)	33.53
Exercised	-	-

Balance at June 30, 2008	5,222,968	$27.72	6.1	$28

Exercisable at June 30, 2008	3,423,919	$26.69	5.2	$28

At June 30, 2008, 1,532,314 shares were available under the Company’s 2005 Incentive Plan for future grants. The following table shows stock options outstanding and exercisable as of June 30, 2008, the corresponding exercise prices, and the weighted-average contractual life remaining:

	Outstanding
		Weighted-Average
		Remaining Contractual	Exercisable
Exercise Price	Shares	Life (in Years)	Shares
$8.25	2,000	0.2	2,000
10.63	92,836	1.6	92,836
11.06	10,240	1.5	10,240
11.34	10,240	4.5	10,240
15.05	130,488	2.6	130,488
16.28	156,056	3.7	156,056
17.29	10,240	3.5	10,240
19.93	336,844	4.6	336,844
21.09	10,240	2.5	10,240
22.01	406,674	2.6	406,674
23.37	689,200	9.7	-
24.80	888,816	5.4	703,072
28.70	525,600	5.6	420,200
32.26	40,000	6.0	32,000
32.47	245,060	6.7	196,048
33.54	264,694	6.9	211,755
33.81	3,000	7.0	1,800
36.24	414,230	7.6	165,692
36.90	315,026	7.6	126,410
37.00	644,484	6.6	387,284
38.26	12,000	7.8	4,800
38.38	15,000	6.4	9,000
	5,222,968	6.1	3,423,919

The Company grants non-vested stock to its Chairman of the Board, President, and Chief Executive Officer. The shares vest ratably over certain years if certain annual performance criteria are met. The following table presents information relating to the non-vested stock grants as of June 30, 2008:

	Date Granted
	January 25, 2006	January 31, 2007
Shares granted	30,000	20,000
Vested ratably over	3 years	2 years
Price per share at grant date	$36.24	$34.66
Vested shares	20,000	10,000
Non-vested shares	10,000	10,000

The stock compensation expense recorded related to non-vested stock above was $354,000 for the six months ended June 30, 2008, and $326,000 for the six months ended June 30, 2007. For the three months ended June 30, non-vested stock compensation expense was $177,000 for 2008 and $177,000 for 2007. Unrecognized stock-based compensation expense related to non-vested stock awards was $414,000 at June 30, 2008, and is expected to be recognized over the next 7 months.

In addition to stock options and restricted stock awards above, in February 2008, the Company also granted restricted stock units on 82,291 shares of the Company’s common stock to its eligible employees. On the date of granting of these restricted stock units, the closing price of the Company’s stock was $23.37 per share. Such restricted stock units have a maximum term of five years and vest in approximately 20% annual increments subject to employees’ continued employment with the Company. The following table presents information relating to the restricted stock units grant as of June 30, 2008:

		Weighted-Average
		Remaining Contractual
	Units	Life (in years)
Balance at December 31, 2007	-	-

Granted	82,291	3.0
Forfeited	(741)

Balance at June 30, 2008	81,550	2.6

The compensation expense recorded related to restricted stock units above was $82,000 for the three months ended and $109,000 for the six months ended June 30, 2008. Unrecognized stock-based compensation expense related to restricted stock units was $1.5 million at June 30, 2008, and is expected to be recognized over the next 4.6 years.

Prior to 2006, the Company presented the entire amount of the tax benefit on options exercised as operating activities in the consolidated statements of cash flows. After adoption of SFAS No. 123R in January 2006, the Company reports only the benefits of tax deductions in excess of grant-date fair value as cash flows from operating activity and financing activity. The following table summarizes the tax benefit (short-fall) from share-based payment arrangements:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
(Short-fall)/Benefit of tax deductions in excess of
grant-date fair value	$(11)	$30	$(237)	$450
Benefit of tax deductions on
grant-date fair value	11	48	282	91
Total benefit of tax deductions	$-	$78	$45	$541

7. Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are usually collateralized by U.S. government agency and mortgage-backed securities. The counter-parties to these agreements are nationally recognized investment banking firms that meet credit requirements of the Company and with whom a master repurchase agreement has been duly executed. As of June 30, 2008, the Company had three outstanding long-term resale agreements totaling $150.0 million compared to nine long-term resale agreements totaling $450.0 million at December 31, 2007. The agreements have terms from seven to ten years with interest rates ranging from 7.00% to 7.15%. The counterparty has the right to a quarterly call. Among these agreements, $100.0 million are callable as of June 30, 2008 and another $50.0 million are callable in August, 2008. When the callable term starts if certain conditions are met, there may be no interest earned for those days when the certain conditions are met.

Securities purchased under agreements to resell were $150.0 million at a weighted average interest rate 7.10% at June 30, 2008, compared to $516.1 million at a weighted average interest rate of 7.44% at December 31, 2007.

For those securities obtained under the resale agreements, the collateral is either held by a third party custodian or by the counter-party and is segregated under written agreements that recognize the Company’s interest in the securities. Interest income associated with securities purchased under resale agreements totaled $2.8 million for the second quarter of 2008 and $9.2 million for the first six months of 2008 compared to $3.9 million for the same quarter a year ago and to $7.3 million for the first six months of 2007.

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

(In thousands)	At June 30, 2008	At December 31, 2007
Commitments to extend credit	$2,157,951	$2,310,887
Standby letters of credit	60,784	62,413
Other letters of credit	78,037	71,089
Bill of lading guarantees	714	323
Total	$2,297,486	$2,444,712

As of June 30, 2008, $26.0 million unfunded commitments for affordable housing investments were recorded under other liabilities compared to $19.2 million at December 31, 2007.

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

9. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 3.83% at June 30, 2008, compared to $1.4 billion with a weighted average rate of 3.57% at December 31, 2007. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million are with initial fixed rates ranging from 1.00% and 3.50% with initial fixed rate terms ranging from six months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter.

At June 30, 2008, included in long-term transactions are twenty-three repurchase agreements totaling $1.2 billion that were callable but which had not been called. Six fixed-to-floating rate repurchase agreements of $50.0 million each have variable interest rates currently at a range from 3.50% to 3.75% maximum rate until their final maturities in September 2014. Four floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates ranging from 4.89% to 5.07%, until their final maturities in January 2017. Ten floating-to-fixed rate repurchase agreements totaled $550.0 million have fixed interest rates ranging from 4.29% to 4.78%, until their final maturities in 2014. Two floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates at 4.75% and 4.79%, until their final maturities in 2011. One floating-to-fixed rate repurchase agreement of $50.0 million has fixed interest rate at 4.83% until its final maturity in 2012.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.6 billion as of June 30, 2008, and $1.5 billion as of December 31, 2007.

10. Advances from the Federal Home Loan Bank

Total advances from the FHLB of San Francisco decreased $258.5 million to $1.1 billion at June 30, 2008 from $1.4 billion at December 31, 2007. Non-puttable advances totaled $416.7 million with a weighted rate of 3.96% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at June 30, 2008. The FHLB has the right to terminate the puttable transaction at par at each three-month anniversary after the first put date. FHLB advances of $300.0 million at a weighted average rate of 4.31% were puttable as of June 30, 2008. The remaining puttable FHLB advances of $400.0 million at a weighted average rate of 4.50% are puttable at the second anniversary date in 2009.

11. Subordinated Note and Junior Subordinated Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. This instrument matures on September 29, 2016 and bears interest at a per annum rate based on the three month LIBOR plus 110 basis points, payable on a quarterly basis. At June 30, 2008, the per annum interest rate on the subordinated debt was 3.90% compared to 5.93% at December 31, 2007. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp. The five special purpose trusts are considered variable interest entities under FIN 46R. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company. At June 30, 2008, junior subordinated debt securities totaled $121.1 million with a weighted average interest rate of 4.93% compared to $121.1 million with a weighted average rate of 7.13% at December 31, 2007. The junior subordinated debt securities have a stated maturity term of 30 years and are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

12. Implementation of FASB Interpretation No. 48

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). While the Company continues to believe that the tax benefits recorded in 2000, 2001, and 2002 with respect to its regulated investment company were appropriate and fully defensible under California law, the Company participated in Option 2 of the Voluntary Compliance Initiative of the Franchise Tax Board, and paid all California taxes and interest on these disputed 2000 through 2002 tax benefits, and at the same time filed a claim for refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. In June 2008, the Company received a notice from the FTB indicating that the FTB intends to deny the Company’s claim for refund for its 2000 through 2002 tax years.

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

13. Stock Repurchase Program

On November 2007, the Company announced that its Board of Directors had approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock following the completion of the stock repurchase program of May 2007. During 2007, the Company repurchased 2,829,203 shares of common stock for $92.4 million, or an average price of $32.67 per share. No shares were purchased during the six months of 2008. At June 30, 2008, 622,500 shares remain under the Company’s November 2007 repurchase program.

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

•	Level 3 - Unobservable inputs based on the Company’s own judgments about the assumptions that a market participant would use.

The Company uses the following methodologies to measure the fair value of its financial assets on recurring basis:

Securities available for sale- For certain actively traded trust preferred securities, agency preferred stock, and U.S. treasury securities, the Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a level 1 measurement. The Company measures all other securities by using quoted market prices for similar securities or dealer quotes, a level 2 measurement. This category generally includes U.S. Government agency securities, state and municipal securities, mortgage-backed securities (“MBS”), commercial MBS, collateralized mortgage obligations, asset-backed securities and corporate bonds.

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

Equity investment- The Company does not record equity investment at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to equity investment are recorded based on quoted market prices in active exchange market at the reporting date, a level 1 measurement.

Warrants- The Company measures the fair value of warrants based on unobservable inputs based on assumption and management judgment , a level 3 measurement.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring and non-recurring basis at June 30, 2008:

(In thousands)	Fair Value Measurements Using			Total at
Assets	Level 1	Level 2	Level 3	Fair Value
On a Recurring Basis
Securities available-for-sale	$692,814	$1,840,539	$-	$2,533,353
Trading securities	75	-	-	75
Warrants	-	-	117	117
On a Non-recurring Basis
Impaired loans	-	18,448	4,289	22,737
Equity investment	1,868	-	-	1,868
Total assets	$694,757	$1,858,987	$4,406	$2,558,150

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $117,000 at June 30, 2008, compared to $125,000 at December 31, 2007. The fair value adjustment of $8,000 was included in other operating income during the first six months of 2008.

15. Goodwill and Goodwill Impairment

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting unit in making the assessment of impairment at least annually.

As a result of ongoing volatility in the financial services industry, the Company’s market capitalization has decreased to a level below book value as of June 30, 2008. The Company engaged an independent valuation firm to compute the fair value estimates of each reporting unit as part of its impairment assessment.  The independent valuation utilized two separate valuation methodologies and applied a weighted average to each methodology in order to determine fair value for each reporting unit.

The impairment testing process conducted by the Company begins by assigning net assets and goodwill to its three reporting units- Commercial Lending, Retail Banking, and East Coast Operations.  The Company then completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary.  If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment.  Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill.  The implied fair value of goodwill is computed by assuming all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill.  This adjusted goodwill balance is the implied fair value used in step two.  An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value. In connection with obtaining the independent valuation, management provided certain data and information that was utilized by the third party in its determination of fair value.  This information included forecasted earnings of the Company at the reporting unit level.  Management believes that this information is a critical assumption underlying the estimate of fair value.

The valuation as of June 30, 2008, indicated that the fair value for the Retail Banking and East Coast Operations, the only two reporting units with allocated goodwill, exceeded their carrying amounts.   Consequently, no goodwill impairment charge was recorded as of June 30, 2008. While management uses the best information available to estimate future performance for each reporting unit, future adjustments to management’s projections may be necessary if conditions differ substantially from the assumptions used in making the estimates.

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

Under SFAS No. 142, Goodwill and Other Intangibles, goodwill must be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level utilizing an independent valuation. The Company then completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion above) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary.  If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment.  Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill.  The implied fair value of goodwill is computed by assuming all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill.  This adjusted goodwill balance is the implied fair value used in step two.  An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value.

In connection with obtaining the independent valuation, management provided certain data and information that was utilized by the third party in its determination of fair value.  This information included forecasted earnings of the Company at the reporting unit level.  Management believes that this information is a critical assumption underlying the estimate of fair value.

HIGHLIGHTS

•
Second quarter earnings of $19.2 million decreased $11.4 million, or 37.1%, compared to the same quarter a year ago. Included in the results was a non-cash after-tax charge of $3.4 million, or $0.07 per diluted share, for “other-than-temporary impairment” on agency preferred securities. Earnings for the second quarter of 2008 excluding the $3.4 million impairment charge decreased $8.0 million, or 26.1%, compared to the same quarter a year ago.

•
Fully diluted earnings per share was $0.39, a 35.0% decrease from the same quarter a year ago. Fully diluted earnings per share excluding the $3.4 million impairment charge was $0.46, a 23.3% decrease from the same quarter a year ago.

•
Return on average assets was 0.73% for the quarter ended June 30, 2008, compared to 1.07% for the quarter ended March 31, 2008 and compared to 1.40% for the same quarter a year ago. Return on average assets excluding the $3.4 million impairment charge was 0.86% for the quarter ended June 30, 2008.

•
Return on average stockholders’ equity was 7.66% for the quarter ended June 30, 2008, compared to 10.99% for the quarter ended March 31, 2008, and compared to 13.13% for the same quarter a year ago. Return on average stockholders’ equity excluding the $3.4 million impairment charge was 9.01% for the quarter ended June 30, 2008.

•	Gross loans increased by $408.9 million, or 5.9%, for the quarter to $7.3 billion at June 30, 2008, from $6.9 billion at March 31, 2008.
•
The provision for credit losses was $20.5 million for the second quarter of 2008 compared to $2.1 million for the second quarter of 2007 and $7.5 million for the first quarter of 2008. The Company increased its provision for credit losses to provide adequate allowance for credit losses due to growth in loans and increases in problem loans.

•	Total deposits increased by $453.5 million, or 7.2%, for the quarter to $6.7 billion at June 30, 2008, from $6.3 billion at March 31, 2008.
•	The Company’s total risk-based capital ratio increased to 11.02% at June 30, 2008 compared to 10.88% at March 31, 2008, as the Company remained well capitalized for both periods.

Income Statement Review

Net Income

Net income for the second quarter of 2008 was $19.2 million, or $0.39 per diluted share, a $11.4 million, or 37.1%, decrease compared with net income of $30.6 million, or $0.60 per diluted share for the same quarter a year ago. Return on average assets was 0.73% and return on average stockholders’ equity was 7.66% for the second quarter of 2008 compared with a return on average assets of 1.40% and a return on average stockholders’ equity of 13.13% for the second quarter of 2007.

Financial Performance

	Second Quarter 2008	Second Quarter 2007

Net income	$19.2 million	$30.6 million
Basic earnings per share	$0.39	$0.60
Diluted earnings per share	$0.39	$0.60
Return on average assets	0.73%	1.40%
Return on average stockholders’ equity	7.66%	13.13%
Efficiency ratio	41.52%	39.06%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses decreased to $72.1 million during the second quarter of 2008, a decline of $4.4 million, or 5.7%, compared to the $76.5 million during the same quarter a year ago. The decrease was due primarily to the decline of the net interest margin which was partially offset by strong growth in loans and investment securities.

The net interest margin, on a fully taxable-equivalent basis, was 2.94% for the second quarter of 2008. The net interest margin decreased 22 basis points from 3.16% in the first quarter of 2008 and decreased 84 basis points from 3.78% in the second quarter of 2007. The decrease in the net interest margin from prior quarters was primarily the result of a lag in the downward repricing of certificates of deposit to follow the decreases in the prime rate, a change in the mix of investment securities, and the increase in the borrowing rate on our long term repurchase agreements.

For the second quarter of 2008, the yield on average interest-earning assets was 5.86% on a fully taxable-equivalent basis, and the cost of funds on average interest-bearing liabilities equaled 3.34%. In comparison, for the second quarter of 2007, the yield on average interest-earning assets was 7.39% and cost of funds on average interest-bearing liabilities equaled 4.22%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, decreased 65 basis points to 2.52% for the quarter ended June 30, 2008, from 3.17% for the same quarter a year ago, primarily due to the reasons discussed above.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Three months ended June 30,	2008			2007
		Interest	Average		Interest	Average
Taxable-equivalent basis	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest Earning Assets
Commercial loans	$1,524,313	$20,436	5.39%	$1,267,840	$25,876	8.19%
Residential mortgage	718,525	10,210	5.68	596,757	9,308	6.24
Commercial mortgage	4,004,076	66,591	6.69	3,400,833	65,893	7.77
Real estate construction loans	851,136	13,354	6.31	719,031	17,343	9.67
Other loans and leases	24,478	259	4.26	26,497	317	4.80
Total loans and leases (1)	7,122,528	110,850	6.26	6,010,958	118,737	7.92
Taxable securities	2,475,628	28,426	4.62	1,734,645	24,439	5.65
Tax-exempt securities (3)	60,781	1,313	8.69	66,206	1,137	6.89
Federal Home Loan Bank Stock	65,879	928	5.67	50,165	541	4.33
Interest bearing deposits	5,188	27	2.09	68,177	1,254	7.38
Federal funds sold & securities purchased
under agreements to resell	177,445	2,915	6.61	216,646	3,965	7.34
Total interest-earning assets	9,907,449	144,459	5.86	8,146,797	150,073	7.39
Non-interest earning assets
Cash and due from banks	82,581			88,781
Other non-earning assets	655,057			629,234
Total non-interest earning assets	737,638			718,015
Less: Allowance for loan losses	(73,568)			(65,426)
Deferred loan fees	(10,396)			(11,861)
Total assets	$10,561,123			$8,787,525

Interest bearing liabilities:
Interest bearing demand accounts	$253,559	$365	0.58	$233,260	$753	1.29
Money market accounts	738,206	3,226	1.76	675,753	5,207	3.09
Savings accounts	337,512	275	0.33	353,562	887	1.01
Time deposits	4,452,317	39,622	3.58	3,683,089	43,737	4.76
Total interest-bearing deposits	5,781,594	43,488	3.03	4,945,664	50,584	4.10

Federal funds purchased	37,720	210	2.24	34,780	464	5.35
Securities sold under agreements to repurchase	1,551,571	14,917	3.87	831,625	7,544	3.64
Other borrowings	1,134,448	11,323	4.01	982,126	11,705	4.78
Long-term debt	171,136	2,010	4.72	157,541	2,899	7.38
Total interest-bearing liabilities	8,676,469	71,948	3.34	6,951,736	73,196	4.22
Non-interest bearing liabilities
Demand deposits	764,270			784,033
Other liabilities	110,921			117,443
Stockholders' equity	1,009,463			934,313
Total liabilities and stockholders' equity	$10,561,123			$8,787,525
Net interest spread (4)			2.52%			3.17%
Net interest income (4)		$72,511			$76,877
Net interest margin (4)			2.94%			3.78%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets
(3)
The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%

(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Three months ended June 30,	2008-2007
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-Earning Assets:
Loans and leases	19,720	(27,607)	(7,887)
Taxable securities	9,066	(5,079)	3,987
Tax-exempt securities (2)	(100)	276	176
Federal Home Loan Bank Stock	195	192	387
Deposits with other banks	(691)	(536)	(1,227)
Federal funds sold and securities purchased
under agreements to resell	(676)	(374)	(1,050)

Total increase in interest income	27,514	(33,128)	(5,614)

Interest-Bearing Liabilities:
Interest bearing demand accounts	61	(449)	(388)
Money market accounts	445	(2,426)	(1,981)
Savings accounts	(39)	(573)	(612)
Time deposits	8,076	(12,191)	(4,115)
Federal funds purchased	36	(290)	(254)
Securities sold under agreements to repurchase	6,875	498	7,373
Other borrowed funds	1,662	(2,044)	(382)
Long-term debts	233	(1,122)	(889)
Total increase in interest expense	17,349	(18,597)	(1,248)
Changes in net interest income	$10,165	$(14,531)	$(4,366)

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)
The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Provision for Loan Losses

The provision for credit losses was $20.5 million for the second quarter of 2008 compared to $2.1 million for the second quarter of 2007 and $7.5 million for the first quarter of 2008. The provision for credit losses was based on the review of the adequacy of the allowance for loan losses at June 30, 2008. The provision for credit losses represents the charge or credit against current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio. The following table summarizes the charge-offs and recoveries for the quarters as indicated:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2008	2007	2008	2007

Charge-offs:
Commercial loans	$1,870	$2,712	$2,121	$5,742
Construction loans	879	-	5,009	190
Real estate loans	207	57	721	118
Installment and other loans	-	1	-	1
Total charge-offs	2,956	2,770	7,851	6,051
Recoveries:
Commercial loans	380	302	567	2,773
Construction loans	83	190	83	190
Real estate loans	-	202	-	202
Installment and other loans	8	19	12	25
Total recoveries	471	713	662	3,190
Net Charge-offs	$2,485	$2,057	$7,189	$2,861

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $9.2 million for the second quarter of 2008, an increase of $3.0 million, or 48.9%, compared to the non-interest income of $6.2 million for the second quarter of 2007. Net gains of $2.3 million from sale of securities were comprised of $8.16 million of gains from sales of agency mortgage backed securities which were partially offset by the $5.83 million “other-than-temporary impairment” charge on agency preferred stock, which had a carrying value of $30.3 million after the impairment write-down.

Depository service fees increased $138,000, or 13.3%, to $1.2 million in the second quarter of 2008 from $1.0 million in the same quarter a year ago, primarily due to the $111,000 increases in demand deposit account analysis charges.

Other operating income increased $601,000, or 16.3%, to $4.3 million in the second quarter of 2008 from $3.7 million in the same quarter a year ago primarily due to increases in commissions from foreign currency and exchange transactions of $1.6 million, which amount was partially offset by decreases in venture capital income of $405,000, and in wealth management commissions of $252,000.

Non-Interest Expense

Non-interest expense increased $1.5 million, or 4.6%, to $33.8 million in the second quarter of 2008 compared to $32.3 million in the same quarter a year ago. The efficiency ratio was 41.52% for the second quarter of 2008 compared to 39.06% in the year ago quarter and 39.11% for the first quarter of 2008.

Federal Deposit Insurance Corporation (“FDIC”) and State assessments increased to $1.5 million in the second quarter of 2008 from $261,000 in the same quarter a year ago as a result of the utilization of the remaining credit for prior years’ FDIC insurance premiums. Professional service expense increased $552,000, or 21.7%, primarily due to increases in information technology consulting expenses of $429,000 and appraisal expenses of $204,000. Other real estate owned expense increased $624,000 due to increases in other real estate owned transactions. Offsetting the above overall increases were decreases of $621,000 in computer and equipment expense due primarily to a decrease in software license fees, $478,000 in salaries and employee benefits as a result of lower current year bonus accrual, and $243,000 in recruiting, printing and supply, and travel expenses in the second quarter of 2008 compared to the same quarter a year ago.

Income Taxes

The effective tax rate was 28.9% for the second quarter of 2008, compared to 36.7% for the same quarter a year ago and 36.2% for the full year 2007. The lower effective tax rate for the second quarter of 2008 was due to a reduction during the second quarter in the projected taxable income for the remainder of 2008 and increases in low income housing tax credits in 2008 compared to 2007.

Year-to-Date Income Statement Review

Net income was $46.5 million, or $0.94 per diluted share for the six months ended June 30, 2008, a decrease of $14.0 million, or 23.2%, in net income compared to $60.5 million, or $1.17 per diluted share for the same period a year ago due primarily to increases in the provision for loan losses and the non-recurring “other-than-temporary impairment” charge. Net income excluding the $3.4 million impairment charge was $49.9 million, or $1.01 per diluted share for the six months ended June 30, 2008, a decrease of $10.6 million, or 17.6%, compared to the same period a year ago. The net interest margin for the six months ended June 30, 2008, decreased 75 basis points to 3.05% compared to 3.80% for the same period a year ago.
Return on average stockholders’ equity was 9.32% and return on average assets was 0.90% for the six months ended June 30, 2008, compared to a return on average stockholders’ equity of 13.00% and a return on average assets of 1.42% for the same period of 2007. Excluding the $3.4 million impairment charge, return on average stockholders’ equity was 9.99% and return on average assets was 0.96% for the six months ended June 30, 2008. The efficiency ratio for the six months ended June 30, 2008 was 40.31%, or 38.92% excluding the $5.8 million pre-tax impairment charge, compared to 38.76% for the same period a year ago.

The average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rates, the net interest spread and the net interest margins are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Six months ended June 30,	2008			2007
		Interest	Average		Interest	Average
Taxable-equivalent basis	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest Earning Assets
Commercial loans	$1,504,179	$44,695	5.98%	$1,251,015	$50,859	8.20%
Residential mortgage	696,717	20,307	5.83	586,058	18,162	6.20
Commercial mortgage	3,906,774	133,763	6.89	3,325,670	129,324	7.84
Real estate construction loans	830,603	28,519	6.90	709,495	33,938	9.65
Other loans and leases	25,291	591	4.70	27,836	633	4.59
Total loans and leases (1)	6,963,564	227,875	6.58	5,900,074	232,916	7.96
Taxable securities	2,364,324	56,932	4.84	1,657,107	46,254	5.63
Tax-exempt securities (3)	64,125	2,862	8.98	70,851	2,283	6.50
Federal Home Loan Bank stock	65,816	1,681	5.14	47,575	1,050	4.45
Interest bearing deposits	15,062	481	6.42	58,056	2,041	7.09
Federal funds sold & securities purchased
under agreements to resell	298,560	9,395	6.33	217,151	7,767	7.21
Total interest-earning assets	9,771,451	299,226	6.16	7,950,814	292,311	7.41
Non-interest earning assets
Cash and due from banks	83,766			91,324
Other non-earning assets	656,908			625,517
Total non-interest earning assets	740,674			716,841
Less: Allowance for loan losses	(69,937)			(65,864)
Deferred loan fees	(10,479)			(12,046)
Total assets	$10,431,709			$8,589,745

Interest bearing liabilities:
Interest bearing demand accounts	$245,585	$850	0.70	$232,960	$1,475	1.28
Money market accounts	719,879	7,067	1.97	671,130	10,272	3.09
Savings accounts	334,008	720	0.43	348,974	1,733	1.00
Time deposits	4,316,594	83,954	3.91	3,669,048	86,243	4.74
Total interest-bearing deposits	5,616,066	92,591	3.32	4,922,112	99,723	4.09

Federal funds purchased	40,530	592	2.94	30,039	796	5.35
Securities sold under agreement to repurchase	1,555,454	29,542	3.82	724,616	13,261	3.69
Other borrowings	1,145,343	23,474	4.12	952,862	23,643	5.00
Junior subordinated notes	171,136	4,859	5.71	131,493	4,875	7.48
Total interest-bearing liabilities	8,528,529	151,058	3.56	6,761,122	142,298	4.24
Non-interest bearing liabilities
Demand deposits	772,424			778,183
Other liabilities	126,566			111,154
Stockholders' equity	1,004,190			939,286
Total liabilities and stockholders' equity	$10,431,709			$8,589,745
Net interest spread (4)			2.60%			3.17%
Net interest income (4)		$148,168			$150,013
Net interest margin (4)			3.05%			3.80%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
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
	2008-2007
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-Earning Assets:
Loans and leases	38,936	(43,977)	(5,041)
Taxable securities	17,862	(7,184)	10,678
Tax-exempt securities (2)	(234)	813	579
Federal Home Loan Bank stock	450	181	631
Deposits with other banks	(1,384)	(176)	(1,560)
Federal funds sold and securities purchased
under agreements to resell	2,674	(1,046)	1,628

Total increase in interest income	58,304	(51,389)	6,915

Interest-Bearing Liabilities:
Interest bearing demand accounts	77	(702)	(625)
Money market accounts	715	(3,920)	(3,205)
Savings accounts	(71)	(942)	(1,013)
Time deposits	14,126	(16,415)	(2,289)
Federal funds purchased	227	(431)	(204)
Securities sold under agreement to repurchase	15,800	481	16,281
Other borrowed funds	4,398	(4,567)	(169)
Long-term debt	1,293	(1,309)	(16)
Total increase in interest expense	36,565	(27,805)	8,760
Changes in net interest income	$21,739	$(23,584)	$(1,845)

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)
The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Balance Sheet Review

Assets

Total assets increased by $409.4 million, or 3.9%, to $10.8 billion at June 30, 2008, from year-end 2007 of $10.4 billion. The increase in total assets was represented primarily by increases in available- for-sale securities of $185.7 million, or 7.9%, and increases in loans of $644.1 million, or 9.6% offset by decreases of $366.1 million in reverse repurchase agreements.

Securities

Total securities were $2.5 billion, or 23.4%, of total assets at June 30, 2008, compared with $2.3 billion, or 22.6%, of total assets at December 31, 2007. The increase of $185.7 million, or 7.9%, was primarily due to purchases of U.S. Treasury securities of $657.1 million, U.S. government sponsored agency securities of $825.0 million, and mortgage-backed securities of $337.0 million offset by sales of mortgage backed securities of $622.0 million, by sales U.S. government sponsored agency securities of $55.0 million, by calls and pay-offs of investment securities of $929.7 million, and by increases in gross unrealized loss on securities available-for-sale of $31.8 million.

The net unrealized losses on securities available-for-sale, which represents the difference between fair value and amortized cost, totaled $32.8 million at June 30, 2008, compared to net unrealized losses of $941,000 at year-end 2007. The increase in unrealized losses on securities available-for-sale was caused by the changes in market interest rate, an increase in the spreads for non-agency mortgage backed securities, and corporate debt and the sales of agency mortgage backed securities for a $8.2 million gain during the second quarter of 2008. Net unrealized gains/losses in the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax, as part of total stockholders’ equity.

The average taxable-equivalent yield on securities available-for-sale decreased 98 basis points to 4.72% for the three months ended June 30, 2008, compared with 5.70% for the same period a year ago, as securities matured, prepaid, or were called and proceeds were reinvested at lower interest rates.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale, as of June 30, 2008, and December 31, 2007:

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. treasury entities	$657,226	$257	$351	$657,132
U.S. government sponsored entities	729,801	587	4,199	726,189
State and municipal securities	25,609	245	50	25,804
Mortgage-backed securities	878,052	725	11,685	867,092
Commercial mortgage-backed securities	6,119	-	179	5,940
Collateralized mortgage obligations	197,777	246	16,057	181,966
Asset-backed securities	484	-	55	429
Corporate bonds	35,383	-	2,264	33,119
Preferred stock of government sponsored entities	30,284	-	-	30,284
Trust preferred securities	5,400	-	2	5,398

Total	$2,566,135	$2,060	$34,842	$2,533,353

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. government sponsored entities	$532,894	$1,735	$19	$534,610
State and municipal securities	33,657	388	24	34,021
Mortgage-backed securities	1,320,963	9,920	5,835	1,325,048
Commercial mortgage-backed securities	9,189	-	271	8,918
Collateralized mortgage obligations	215,015	89	3,867	211,237
Asset-backed securities	603	-	2	601
Corporate bonds	126,535	-	841	125,694
Preferred stock of government sponsored entities	34,750	403	2,785	32,368
Foreign corporate bonds	75,000	168	-	75,168

Total	$2,348,606	$12,703	$13,644	$2,347,665

The following table summarizes the scheduled maturities by security type of securities available-for-sale, as of June 30, 2008:

	June 30, 2008
		After One	After Five
	One Year	Year to	Years to	Over Ten
	or Less	Five Years	Ten Years	Years	Total
	(In thousands)
Maturity Distribution:
U.S. treasury entities	$518,149	$138,983	$-	$-	$657,132
U.S. government sponsored entities	1,086	724,603	500	-	726,189
State and municipal securities	1,584	9,117	12,315	2,788	25,804
Mortgage-backed securities (1)	1,752	17,134	111,112	737,094	867,092
Commercial mortgage-backed securities (1)	-	-	-	5,940	5,940
Collateralized mortgage obligations (1)	-	-	39,131	142,835	181,966
Asset-backed securities (1)	-	-	-	429	429
Corporate bonds	133	245	24,640	8,101	33,119
Preferred stock of government sponsored entities (2)	-	-	-	30,284	30,284
Trust preferred securities (2)	-	-	-	5,398	5,398

Total	$522,704	$890,082	$187,698	$932,869	$2,533,353

Between 2002 and 2004, the Company purchased a number of collateralized mortgage obligations comprised of interests in non-agency guaranteed residential mortgages. At June 30, 2008, the remaining par value of these securities was $184.8 million which represents 7.0% of the fair value of securities available-for-sale and 1.7% of total assets compared to 7.7% of the fair value of securities available-for-sale and 1.8% of total assets at March 31, 2008. At June 30, 2008, the unrealized loss for these securities was $17.0 million which represented 9.2% of the par amount of these non-agency guaranteed residential mortgages. Based on the Company’s analysis at June 30, 2008, there was no “other-than-temporary” impairment in these securities due to the low loan to value ratio for the loan underlying these securities, the credit support provided by junior tranches of these securitizations, and the continued AAA rating of these securities.

In July 2008, several rating agencies downgraded the preferred stock ratings of Fannie Mae and Freddie Mac. As a result of these rating downgrades and other concerns about the financial condition of Fannie Mae and Freddie Mac, the Company recognized as of June 30, 2008, an other-than-temporary impairment loss of $5.8 million on its agency preferred stocks to write down the value of these securities to their respective market values as of June 30, 2008. As of June 30, 2008, the Company held Fannie Mae preferred stock with a carrying value of $15.4 million and Freddie Mac preferred stock with a carrying value of $14.9 million.

The Company has the ability and intent to hold the securities, including the non-agency collateralized mortgage obligation securities discussed above with unrealized losses of $17.0 million and $867.1 million of agency mortgage-backed securities at book value with unrealized losses of $11.7 million, for a period of time sufficient for a recovery of cost for those issues with unrealized losses.

The temporarily impaired securities represent 74.2% of the fair value of securities available-for-sale as of June 30, 2008. Unrealized losses for securities with unrealized losses for less than twelve months represent 1.0%, and securities with unrealized losses for twelve months or more represent 6.0% of the historical cost of these securities and generally resulted from increases in interest rates subsequent to the date that these securities were purchased. Except for one corporate bond issue with fair value of $133,000, all of these securities are investment grade, as of June 30, 2008. At June 30, 2008, 61 issues of securities had unrealized losses for 12 months or longer and 96 issues of securities had unrealized losses of less than 12 months. The table below shows the fair value, unrealized losses, and number of issuances as of June 30, 2008, of the temporarily impaired securities in the Company’s available-for-sale securities portfolio:

	Temporarily Impaired Securities as of June 30, 2008

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(In thousands, except no. of issuances)
Description of securities

U.S. treasury entities	284,642	351	7	-	-	-	284,642	351	7
U.S. government sponsored entities	605,818	4,182	9	483	17	2	606,301	4,199	11
State and municipal securities	2,464	23	6	1,099	26	2	3,563	49	8
Mortgage-backed securities	639,106	7,522	66	136,820	4,163	26	775,926	11,685	92
Commercial mortgage-backed securities	-	-	-	5,940	179	1	5,940	179	1
Collateralized mortgage obligations	7,920	1,211	2	156,501	14,846	27	164,421	16,057	29
Asset-backed securities	385	55	1	44	1	1	429	56	2
Corporate bonds	32,741	2,255	4	378	9	2	33,119	2,264	6
Trust preferred securities	5,398	2	1	-	-	-	5,398	2	1

Total	$1,578,474	$15,601	96	$301,265	$19,241	61	$1,879,739	$34,842	157

Loans

Gross loans were $7.3 billion as of June 30, 2008, compared to $6.7 billion as of December 31, 2007, representing an increase of $644.1 million, or 9.6%.

Commercial mortgage loans increased $348.3 million, or 9.3%, to $4.1 billion at June 30, 2008, compared to $3.8 billion at year-end 2007. At June 30, 2008, this portfolio represented approximately 56.1% of the Bank’s gross loans compared to 56.3% at year-end 2007. Commercial loans increased $148.4 million, or 10.3%, to $1.6 billion at June 30, 2008, compared to $1.4 billion at year-end 2007. In addition, construction loans increased $61.3 million, or 7.7%, and residential mortgage loans increased $53.4 million, or 9.6%, during the second quarter of 2008.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	June 30, 2008	% of Gross Loans	December 31, 2007	% of Gross Loans	% Change
Type of Loans
Commercial	$1,584,280	21.6%	$1,435,861	21.5%	10.3%
Residential mortgage	609,132	8.3	555,703	8.3	9.6
Commercial mortgage	4,111,019	56.1	3,762,689	56.3	9.3
Equity lines	147,593	2.0	108,004	1.6	36.7
Real estate construction	860,490	11.7	799,230	12.0	7.7
Installment	11,145	0.2	15,099	0.2	(26.2)
Other	4,065	0.1	7,059	0.1	(42.4)

Gross loans and leases	$7,327,724	100%	$6,683,645	100%	9.6%

Allowance for loan losses	(84,856)		(64,983)		30.6
Unamortized deferred loan fees	(10,165)		(10,583)		(3.9)

Total loans and leases, net	$7,232,703		$6,608,079		9.5%

Asset Quality Review

Non-performing Assets

Non-performing assets to gross loans and other real estate owned was 1.40% at June 30, 2008, compared to 1.25% at December 31, 2007. Total non-performing assets increased $19.3 million, or 23.1%, to $103.0 million at June 30, 2008, compared with $83.7 million at December 31, 2007, primarily due to a $14.7 million increase in non-accrual loans and a $12.9 million increase in OREO offset by a $8.3 million decrease in loans past due 90 days or more.

The following table sets forth the breakdown of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	June 30, 2008	December 31, 2007	% Change
Non-performing assets
Accruing loans past due 90 days or more	$960	$9,265	(90)
Non-accrual loans:
Construction	26,727	29,677	(10)
Land	22,282	6,627	236
Commercial real estate	11,512	13,336	(14)
Commercial	8,186	6,664	23
Real estate mortgage	4,299	1,971	118
Total non-accrual loans:	$73,006	$58,275	25
Total non-performing loans	73,966	67,540	10
Other real estate owned	29,077	16,147	80
Total non-performing assets	$103,043	$83,687	23
Troubled debt restructurings	$12,584	$12,601	(0)

Total gross loans outstanding, at period-end	$7,327,724	$6,683,645	10
Non-performing assets as a percentage of gross loans and OREO	1.40%	1.25%

Non-accrual Loans

During the second quarter of 2008, total non-accrual loans increased by $24.4 million. The new non-accruals included two mixed use land loans in the Inland Empire totaling $13.2 million, a $6.6 million condo construction loan in Orange County for which a discounted payoff is expected in August, 2008, a $3.7 million commercial loan to a distributor, a $2.9 million single family residential mortgage in Los Altos, California, a $2.6 million land loan zoned for apartments in Seattle, Washington, other commercial real estate loans totaling $3.4 million, commercial loans totaling $1.3 million, and residential mortgage loans of $0.2 million. During the second quarter, charge-offs of non-accrual loans totaled $3.0 million including a $1.5 million charge-off to the principal related to the mixed use land loans in the Inland Empire and a $0.9 million charge-off related to the Orange County condo construction loan. At June 30, 2008, total residential construction loans were $429.0 million of which $18.7 million were in San Bernardino and Riverside counties in California and $20.6 million were in the Central Valley in California. Residential construction loans of $4.8 million in Central Valley were on non-accrual status as of June 30, 2008. At June 30, 2008, total land loans were $237.5 million of which $42.9 million were in San Bernardino and Riverside counties and $1.8 million were in Central Valley. Land loans of $13.2 million in Riverside County were on non-accrual status as of June 30, 2008.

At June 30, 2008, total non-accrual loans of $73.0 million were comprised of nine construction loans totaling $26.7 million, seven land loans totaling $22.3 million, fourteen commercial real estate loans totaling $11.5 million, fourteen commercial loans totaling $8.2 million and eight residential mortgage loans totaling $4.3 million. The $26.7 million of construction loans were comprised of a $6.6 million condo construction loan in Orange County, a $5.0 million town house construction loan in Los Angeles County, a $4.0 million construction loan in the Central Valley, a $3.2 million land development loan in Los Angeles County, a $2.6 million condo construction loan in Boston, Massachusetts, $2.6 million for a condo construction loan in San Diego County, a $1.4 million residential construction loan in Texas and two additional residential construction loans totaling $1.3 million. The $11.5 million of non-accrual commercial real estate loans were comprised of $2.3 million in loans secured by multi-family residences, a $2.2 million loan secured by a motel in Texas, a $2.1 million loan secured by an office building in San Jose, California, a $0.9 million loan secured by an office building in Texas, and $4.0 million in loans secured by industrial buildings, a retail store and a restaurant.

Non-accrual loans increased by $14.7 million, or 25.3%, to $73.0 million at June 30, 2008, from $58.3 million at December 31, 2007. The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	June 30, 2008		December 31, 2007
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/ multi-family residence	$30,151	$99	$26,916	$163
Commercial real estate	9,204	888	14,885	-
Land	25,465	-	9,810	-
Personal property (UCC)	-	6,676	-	6,487
Unsecured	-	523	-	14
Total	$64,820	$8,186	$51,611	$6,664

(1) Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

The following table presents non-accrual loans by type of businesses in which the borrowers are engaged, as of the dates indicated:

	June 30, 2008		December 31, 2007
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$60,367	$734	$48,794	$-
Wholesale/Retail	154	6,597	845	1,318
Food/Restaurant	-	141	-	92
Import/Export	-	714	-	5,254
Other	4,299	-	1,972	-
Total	$64,820	$8,186	$51,611	$6,664

(1) Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

Other Real Estate Owned

Other real estate owned (“OREO”) was $29.1 million at June 30, 2008 compared to $16.1 million at December 31,2007. OREO is comprised of nine properties, including a $11.6 million land zoned for apartments in Anaheim, California, a $9.3 million apartment building in Texas, a $6.8 million shopping center in Texas, and six other properties totaling $1.4 million.

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

Troubled debt restructurings, excluding those on non-accrual status, was comprised of five loans totaling $12.6 million at June 30, 2008, compared to four loans totaling $12.6 million at December 31, 2007. Included in troubled debt restructured loans at June 30, 2008, is an $11.1 million condominium conversion construction loan for a project in San Diego County where the interest rate has been reduced to 6.0%. At June 30, 2008, the restructured loans were performing under their revised terms.

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

The Company identified impaired loans with a recorded investment of $84.1 million at June 30, 2008, compared with $70.0 million at year-end 2007, an increase of $14.1 million, or 20.2%. The Company considers all non-accrual loans to be impaired.  At June 30, 2008, one troubled debt restructured loan of $11.1 million was impaired but still accruing. The following table presents impaired loans and the related allowance, as of the dates indicated:

	At June 30, 2008	At December 31, 2007
	(In thousands)

Balance of impaired loans with no allocated allowance	$55,070	$50,249
Balance of impaired loans with an allocated allowance	29,041	19,701

Total recorded investment in impaired loans	$84,111	$69,950

Amount of the allowance allocated to impaired loans	$6,084	$4,937

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

There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of June 30, 2008, and as of December 31, 2007.

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

The allowance for loan losses was $84.9 million and the allowance for off-balance sheet unfunded credit commitments was $5.5 million at June 30, 2008, and represented the amount that the Company believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio. The allowance for credit losses, the sum of allowance for loan losses and for off-balance sheet unfunded credit commitments, was $90.4 million at June 30, 2008, compared to $69.6 million at December 31, 2007. The allowance for credit losses represented 1.23% of period-end gross loans and 122% of non-performing loans at June 30, 2008. The comparable ratios were 1.04% of gross loans and 103% of non-performing loans at December 31, 2007.

The following table sets forth information relating to the allowance for credit losses for the periods indicated:

	For the six months ended	For the year ended
	June 30, 2008	December 31, 2007
Allowance for Loan Losses	(Dollars in thousands)
Balance at beginning of period	$64,983	$60,220
Provision for credit losses	28,000	11,000
Transfers to reserve for off-balance sheet
credit commitments	(938)	(107)
Charge-offs :
Commercial loans	(2,121)	(7,503)
Construction loans	(5,009)	(978)
Real estate loans	(721)	(1,570)
Installment loans and other loans	-	(23)
Total charge-offs	(7,851)	(10,074)
Recoveries:
Commercial loans	567	3,025
Construction loans	83	190
Real estate loans	-	265
Installment loans and other loans	12	32
Total recoveries	662	3,512
Allowance from acquisitions	-	432

Balance at end of period	$84,856	$64,983

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$4,576	$4,469
Provision for credit losses/transfers	938	107
Balance at end of period	$5,514	$4,576

Average loans outstanding
during period ended	$6,963,564	$6,170,505
Total gross loans outstanding, at period-end	$7,327,724	$6,683,645
Total non-performing loans, at period-end	$73,966	$67,540
Ratio of net charge-offs to average
loans outstanding during the period	0.21%	0.11%
Provision for credit losses to average
loans outstanding during the period	0.81%	0.18%
Allowance for credit losses to
non-performing loans at period-end	122.18%	102.99%

Allowance for credit losses to
gross loans at period-end	1.23%	1.04%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

(Dollars in thousands)	June 30, 2008		December 31, 2007
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
Type of Loans:	Amount	Gross Loans	Amount	Gross Loans
Commercial loans	$31,778	21.6%	$24,081	21.1%
Residential mortgage loans	1,616	10.0	1,314	9.9
Commercial mortgage loans	28,960	56.1	26,646	56.4
Real estate construction loans	22,472	11.9	12,906	12.1
Installment loans	30	0.2	36	0.3
Other loans	-	0.2	-	0.2
Total	$84,856	100%	$64,983	100%

The allowance allocated to commercial loans increased to $31.8 million at June 30, 2008, from $24.1 million at December 31, 2007, due to increases in loans risk graded Substandard due in part to weakness in the economy. Non-accrual commercial loans were $8.2 million, or 11.2% of non-accrual loans at June 30, 2008, compared to $6.7 million, or 11.4% at December 31, 2007.

The allowance allocated to residential mortgage loans increased $302,000 from $1.3 million at December 31, 2007, to $1.6 million at June 30, 2008.

The allowance allocated to commercial mortgage loans increased from $26.6 million at December 31, 2007, to $29.0 million at June 30, 2008, due to growth in commercial mortgage loans and increases in loans risk graded Special Mention or Substandard due in part to the weakness in the economy. As of June 30, 2008, there were $33.8 million commercial mortgage loans on non-accrual status compared to $19.9 million at December 31, 2007. Non-accrual commercial mortgage loans comprised 46.3% of non-accrual loans at June 30, 2008, compared to 34.3% at December 31, 2007.

The allowance allocated to construction loans has increased from $12.9 million at December 31, 2007, to $22.5 million at June 30, 2008, due to growth in construction loans and increase in loans risk graded Substandard. The allowance allocated to construction loans as a percentage of total construction loans was 2.7% of construction loans at June 30, 2008 compared to 1.6% at December 31, 2007. At June 30, 2008, construction loans totaling $26.7 million were on non-accrual status which comprised 36.6% of non-accrual loans compared to $29.7 million, or 50.9% at December 31, 2007.

Deposits

At June 30, 2008, total deposits were $6.7 billion, an increase of $463.7 million, or 7.4%, from $6.3 billion at December 31, 2007. All types of deposits increased during the first six months of 2008. Time deposits of $100,000 or more increased $233.8 million, or 8.0%, and time deposits under $100,000 increased $113.4 million, or 8.7%. Non-interest-bearing demand deposits, interest-bearing demand deposits, and savings deposits comprised 31.9% of total deposits at June 30, 2008, time deposit accounts of less than $100,000 comprised 21.1% of total deposits, while the remaining 47.0% was comprised of time deposit accounts of $100,000 or more.

The following tables display the deposit mix as of the dates indicated:

	June 30, 2008	% of Total	December 31, 2007	% of Total
Deposits	(Dollars in thousands)
Non-interest-bearing demand	$818,776	12.1%	$785,364	12.5%
NOW	261,005	3.9	231,583	3.7
Money market	732,410	10.9	681,783	10.8
Savings	334,328	5.0	331,316	5.3
Time deposits under $100,000	1,424,692	21.1	1,311,251	20.9
Time deposits of $100,000 or more	3,170,831	47.0	2,937,070	46.8
Total deposits	$6,742,042	100.0%	$6,278,367	100.0%

At June 30, 2008, brokered deposits which are included in time deposits under $100,000 increased $155.5 million to $788.1 million from $632.6 million at December 31, 2007.

Borrowings

Borrowings include Federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Federal funds purchased were $81.0 million with a weighted average rate of 2.75% as of June 30, 2008, compared to $41.0 million with a weighted average rate of 4.00% as of December 31, 2007.

Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 3.83% at June 30, 2008, compared to $1.4 billion with a weighted average rate of 3.57% at December 31, 2007. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million are with initial fixed rates ranging from 1.00% and 3.50% with initial fixed rate terms ranging from six months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter.

At June 30, 2008, included in long-term transactions are twenty-three repurchase agreements totaling $1.2 billion that were callable but which had not been called. Six fixed-to-floating rate repurchase agreements of $50.0 million each have variable interest rates currently at a range from 3.50% to 3.75% maximum rate until their final maturities in September 2014. Four floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates ranging from 4.89% to 5.07%, until their final maturities in January 2017. Ten floating-to-fixed rate repurchase agreements totaled $550.0 million have fixed interest rates ranging from 4.29% to 4.78%, until their final maturities in 2014. Two floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates at 4.75% and 4.79%, until their final maturities in 2011. One floating-to-fixed rate repurchase agreement of $50.0 million has fixed interest rate at 4.83% until its final maturities in 2012.

Total advances from the FHLB of San Francisco decreased $258.5 million to $1.1 billion at June 30, 2008 from $1.4 billion at December 31, 2007. Non-puttable advances totaled $416.7 million with a weighted rate of 3.96% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at June 30, 2008. The FHLB has the right to terminate the puttable transaction at par at each three-month anniversary after the first put date. FHLB advances of $300.0 million at a weighted average rate of 4.31% were puttable as of June 30, 2008. The remaining puttable FHLB advances of $400.0 million at a weighted average rate of 4.5% are puttable at the second anniversary date in 2009.

Long-term Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. This instrument matures on September 29, 2016, and bears interest at a per annum rate based on the three month LIBOR plus 110 basis points, payable on a quarterly basis. At June 30, 2008, the per annum interest rate on the subordinated debt was 3.90% compared to 5.93% at December 31, 2007. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp. The five special purpose trusts are considered variable interest entities under FIN 46R. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company. At June 30, 2008, junior subordinated debt securities totaled $121.1 million with a weighted average interest rate of 4.93% compared to $121.1 million with a weighted average rate of 7.13% at December 31, 2007. The junior subordinated debt securities have a stated maturity term of 30 years and are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of June 30, 2008. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)

Contractual obligations:
Deposits with stated maturity dates	$4,523,740	$70,250	$1,498	$35	$4,595,523
Federal funds purchased	81,000	-	-	-	81,000
Securities sold under agreements to repurchase (1)	-	100,000	50,000	1,400,000	1,550,000
Advances from the Federal Home Loan Bank (2)	50,000	296,413	770,300	-	1,116,713
Other borrowings	10,000	-	-	19,577	29,577
Long-term debt	-	-	-	171,136	171,136
Operating leases	6,752	8,641	5,719	4,495	25,607

Total contractual obligations and other commitments	$4,671,492	$475,304	$827,517	$1,595,243	$7,569,556

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

Capital Resources

Stockholders’ equity of $994.7 million at June 30, 2008, increased by $22.8 million, or 2.3%, compared to $971.9 million at December 31, 2007. The following table summarizes the activity in stockholders’ equity:

Six months ended
(In thousands)	June 30, 2008
Net income	$46,530
Proceeds from shares issued to the Dividend Reinvestment Plan	1,249
Proceeds from exercise of stock options	356
Tax short-fall from stock-based compensation expense	(237)
Share-based compensation	3,838
Changes in other comprehensive income	(18,453)
Cumulative effect adjustment as a result of adoption of EITF No. 06-4
Accounting for Deferred Compensation and Postretirement Benefit
Aspects of Endorsement Split-Dollar Life Insurance Arrangements	(147)
Cash dividends paid	(10,366)
Net increase in stockholders' equity	$22,770

On November 2007, the Company announced that its Board of Directors had approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock following the completion of the stock repurchase program of May 2007. During 2007, the Company repurchased 2,829,203 shares of common stock for $92.4 million, or an average price of $32.67 per share. No shares were purchased during the first six months of 2008. At June 30, 2008, 622,500 shares remain under the Company’s November 2007 repurchase program.

The Company declared a cash dividend of 10.5 cents per share for distribution in January 2008 on 49,342,991 shares outstanding, in April 2008 on 49,382,350 shares outstanding, and in July 2008 on 49,419,098 shares outstanding. Total cash dividends paid in 2008, including the $5.2 million paid in July, amounted to $15.6 million.

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

The Bancorp established five special purpose trusts for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp. The junior subordinated debt of $121.1 million as of June 30, 2008, were included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of June 30, 2008. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 6.0%, total risk-based ratio equal to or greater than 10.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Bancorp’s and the Bank’s capital and leverage ratios as of June 30, 2008, and December 31, 2007:

	Cathay General Bancorp				Cathay Bank
(Dollars in thousands)	June 30, 2008		December 31, 2007		June 30, 2008		December 31, 2007
	Balance	%	Balance	%	Balance	%	Balance	%
Tier 1 capital (to risk-weighted assets)	$800,638	9.38	$755,431	9.09	$786,779	9.23	$750,698	9.04
Tier 1 capital minimum requirement	341,389	4.00	332,384	4.00	340,996	4.00	332,014	4.00
Excess	$459,249	5.38	$423,047	5.09	$445,783	5.23	$418,684	5.04

Total capital (to risk-weighted assets)	$940,074	11.02	$874,056	10.52	$927,149	10.88	$870,257	10.49
Total capital minimum requirement	682,778	8.00	664,768	8.00	681,991	8.00	664,027	8.00
Excess	$257,296	3.02	$209,288	2.52	$245,158	2.88	$206,230	2.49

Tier 1 capital (to average assets)
- Leverage ratio	$800,638	7.83	$755,431	7.83	$786,779	7.71	$750,698	7.79
Minimum leverage requirement	408,883	4.00	385,812	4.00	408,326	4.00	385,269	4.00
Excess	$391,755	3.83	$369,619	3.83	$378,453	3.71	$365,429	3.79

Risk-weighted assets	$8,534,730		$8,309,598		$8,524,888		$8,300,343
Total average assets (1)	$10,222,074		$9,645,310		$10,208,158		$9,631,720

(1)
The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”). At June 30, 2008, our liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was at 15.7% compared to 15.8% at year-end 2007.

To supplement its liquidity needs, the Bank maintains a total credit line of $304.0 million for federal funds with six correspondent banks, and master agreements with brokerage firms for the sale of securities subject to repurchase. The Bank is also a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of June 30, 2008, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.6 billion. The total credit outstanding with the FHLB of San Francisco at June 30, 2008, was $1.1 billion. These borrowings are secured by loans and securities.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities available-for-sale. At June 30, 2008, investment securities available-for-sale at fair value totaled $2.5 billion, with $2.4 billion pledged as collateral for borrowings and other commitments. The remaining $98.9 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 98% of the Company’s time deposits are maturing within one year or less as of June 30, 2008. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

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

We have established a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. The Company’s simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level in our policy to value the net economic value of our portfolio of assets and liabilities to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. At June 30, 2008, the market value of equity exceeded management’s 15% limit for a hypothetical upward rate change of 200 basis points. Management intends to take steps over the remainder of the year to reduce this exposure.

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of June 30, 2008:

	Net Interest	Market Value
	Income	of Equity
	Volatility (1)	Volatility (2)
Change in Interest Rate (Basis Points)	June 30, 2008	June 30, 2008
+200	-5.0	-16.4
+100	-2.5	-7.6
-100	-3.4	5.2
-200	-8.0	1.3

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1, 2008 - April 30, 2008)	0	$0	0	622,500
Month #2 (May 1, 2008 - May 31, 2008)	0	$0	0	622,500
Month #3 (June 1, 2008 - June 30, 2008)	0	$0	0	622,500
Total	0	$0	0	622,500

On November 2007, the Company announced that its Board of Directors had approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock following the completion of the stock repurchase program of May 2007. During 2007, the Company repurchased 2,829,203 shares of common stock for $92.4 million, or an average price of $32.67 per share. No shares were purchased during the first six months of 2008. At June 30, 2008, 622,500 shares remain under the Company’s November 2007 repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders of Cathay General Bancorp was held on April 21, 2008. The proposals considered and the voting results are as follows:

Proposal 1: Election of three Class III directors to serve until the 2011 annual meeting of stockholders and their successions have been elected and qualified.

	Votes FOR	% FOR	WITHHELD

Patrick S.D. Lee	41,033,894	98.72%	531,213

Ting Y. Liu	41,210,721	99.14%	354,386

Nelson Chung	41,222,079	99.17%	343,028

Other directors whose terms of office continued after the meeting:

Term ending in 2009 (Class I)	Term ending in 2010 (Class II)

Michael M.Y. Chang	Kelly L. Chan
Anthony M. Tang	Dunson K. Cheng
Thomas G. Tartaglia	Thomas C.T. Chiu
Peter Wu	Joseph C.H. Poon

Proposal 2: Stockholder proposal requesting that the Board of Directors take action to eliminate classification of terms of the Board.

Votes FOR	% FOR	AGAINST	ABSTAIN
14,963,066	51.48%	8,440,105	5,659,014

Item 5. OTHER INFORMATION.

Not applicable.

Item 6. EXHIBITS.

(i)	Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iii)	Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(iv)	Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp (Registrant)

Date: August 11, 2008	By: /s/ Dunson K. Cheng . Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: August 11, 2008	By: /s/ Heng W. Chen Heng W. Chen Executive Vice President and Chief Financial Officer