Form 10-Q
period 2008-09-30
CATHAY GENERAL BANCORP
filed 2008-11-10
CIK 861842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-18630

CATHAY GENERAL BANCORP
(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

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

Common stock, $.01 par value, 49,506,699 shares outstanding as of October 31, 2008.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
3RD QUARTER 2008 REPORT ON FORM 10-Q

Forward-Looking Statements

In this quarterly Report on Form 10-Q, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. These forward-looking statements may include, but are not limited to, such words as "believes," "expects," "anticipates," "intends," "plans," "estimates," "may," "will," "should," "could," "predicts," "potential," "continue," or the negative of such terms and other comparable terminology or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties and other factors include, but are not limited to adverse developments or conditions related to or arising from:

•	significant volatility and deterioration in the credit and financial markets and adverse changes in economic conditions resulting from a prolonged economic downturn;
•	successful consummation of the purchase of preferred securities by the U.S. Treasury pursuant to its Capital Purchase Program;
•	the impact of any goodwill impairment that may be determined;
•	deterioration in asset or credit quality;
•	acquisitions of other banks, if any;
•	fluctuations in interest rates;
•	expansion into new market areas;
•	earthquake, wildfire or other natural disasters;
•	competitive pressures;
•	legislative and regulatory developments; and
•	general economic or business conditions in California and other regions where the Bank has operations.

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31, 2007	% change
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$82,923	$118,437	(30)
Short-term investments	5,185	2,278	128
Securities purchased under agreements to resell	150,000	516,100	(71)
Long-term certificates of deposit	-	50,000	(100)
Securities available-for-sale (amortized cost of $2,619,804 in 2008 and $2,348,606 in 2007)	2,592,331	2,347,665	10
Trading securities	19	5,225	(100)
Loans	7,499,281	6,683,645	12
Less: Allowance for loan losses	(92,068)	(64,983)	42
Unamortized deferred loan fees, net	(10,290)	(10,583)	(3)
Loans, net	7,396,923	6,608,079	12
Federal Home Loan Bank stock	67,672	65,720	3
Other real estate owned, net	43,410	16,147	169
Affordable housing investments, net	105,748	94,000	12
Premises and equipment, net	98,182	76,848	28
Customers’ liability on acceptances	52,460	53,148	(1)
Accrued interest receivable	41,394	53,032	(22)
Goodwill	319,557	319,873	(0)
Other intangible assets, net	30,945	36,097	(14)
Other assets	68,573	39,883	72

Total assets	$11,055,322	$10,402,532	6

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$821,233	$785,364	5
Interest-bearing deposits:
NOW deposits	270,763	231,583	17
Money market deposits	785,119	681,783	15
Savings deposits	340,316	331,316	3
Time deposits under $100,000	1,550,433	1,311,251	18
Time deposits of $100,000 or more	3,081,306	2,937,070	5
Total deposits	6,849,170	6,278,367	9

Federal funds purchased	33,000	41,000	(20)
Securities sold under agreements to repurchase	1,550,000	1,391,025	11
Advances from the Federal Home Loan Bank	1,276,713	1,375,180	(7)
Other borrowings from financial institutions	-	8,301	(100)
Other borrowings for affordable housing investments	19,541	19,642	(1)
Long-term debt	171,136	171,136	-
Acceptances outstanding	52,460	53,148	(1)
Minority interest in consolidated subsidiary	8,500	8,500	-
Other liabilities	92,649	84,314	10
Total liabilities	10,053,169	9,430,613	7
Commitments and contingencies	-	-	-
Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	-	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 53,685,271 issued and 49,477,706 outstanding at September 30, 2008 and 53,543,752 issued and 49,336,187 outstanding at December 31, 2007	537	535	0
Additional paid-in-capital	488,446	480,557	2
Accumulated other comprehensive loss, net	(15,921)	(545)	2,821
Retained earnings	654,827	617,108	6
Treasury stock, at cost (4,207,565 shares at September 30, 2008 and at December 31, 2007)	(125,736)	(125,736)	-
Total stockholders’ equity	1,002,153	971,919	3
Total liabilities and stockholders’ equity	$11,055,322	$10,402,532	6

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable, including loan fees	$114,005	$123,925	$341,880	$356,841
Investment securities- taxable	27,575	25,127	84,507	71,381
Investment securities- nontaxable	284	443	974	1,625
Federal Home Loan Bank stock	1,004	639	2,685	1,689
Agency preferred stock	313	174	1,621	512
Federal funds sold and securities purchased under agreements to resell	2,899	7,615	12,294	15,382
Deposits with banks	42	1,248	523	3,288

Total interest and dividend income	146,122	159,171	444,484	450,718

INTEREST EXPENSE
Time deposits of $100,000 or more	26,226	34,475	86,398	97,527
Other deposits	17,100	20,068	49,519	56,739
Securities sold under agreements to repurchase	15,174	9,865	44,716	23,126
Advances from Federal Home Loan Bank	11,785	11,472	35,229	34,930
Long-term debt	2,030	3,182	6,889	8,057
Short-term borrowings	206	282	828	1,263

Total interest expense	72,521	79,344	223,579	221,642

Net interest income before provision for credit losses	73,601	79,827	220,905	229,076
Provision for credit losses	15,800	2,200	43,800	5,300

Net interest income after provision for credit losses	57,801	77,627	177,105	223,776

NON-INTEREST INCOME
Securities (losses)/gains, net	(15,313)	88	(12,980)	268
Letters of credit commissions	1,465	1,622	4,281	4,349
Depository service fees	1,189	1,146	3,636	3,529
Gains from sale of premises and equipment	-	2,705	21	2,714
Other operating income	4,290	3,298	12,372	10,045

Total non-interest income	(8,369)	8,859	7,330	20,905

NON-INTEREST EXPENSE
Salaries and employee benefits	16,376	16,893	50,643	50,756
Occupancy expense	3,393	3,159	9,918	9,035
Computer and equipment expense	1,848	2,432	6,024	7,209
Professional services expense	3,410	2,388	8,890	6,659
FDIC and State assessments	1,336	284	3,172	804
Marketing expense	584	608	2,449	2,413
Other real estate owned expense	1,182	23	1,806	284
Operations of affordable housing investments , net	2,840	2,540	5,361	4,928
Amortization of core deposit intangibles	1,722	1,767	5,196	5,298
Other operating expense	2,480	3,128	7,422	8,350

Total non-interest expense	35,171	33,222	100,881	95,736

Income before income tax expense	14,261	53,264	83,554	148,945
Income tax expense	7,370	19,258	30,133	54,392
Net income	6,891	34,006	53,421	94,553

Other comprehensive loss, net of tax
Unrealized holding (losses)/gains arising during the period	(5,833)	5,968	(18,106)	2,358
Less: reclassification adjustments included in net income	(8,910)	(10)	(2,730)	(210)
Total other comprehensive loss, net of tax	3,077	5,978	(15,376)	2,568
Total comprehensive income	$9,968	$39,984	$38,045	$97,121

Net income per common share:
Basic	$0.14	$0.68	$1.08	$1.87
Diluted	$0.14	$0.67	$1.08	$1.84

Cash dividends paid per common share	$0.105	$0.105	$0.315	$0.300
Basic average common shares outstanding	49,441,621	49,828,379	49,392,655	50,683,650
Diluted average common shares outstanding	49,530,272	50,417,332	49,497,171	51,283,317

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2008	2007
	(In thousands)
Cash Flows from Operating Activities
Net income	$53,421	$94,553
Adjustments to reconcile net income to net cash provided by operting activities:
Provision for credit losses	43,800	5,300
Provision for losses on other real estate owned	1,248	210
Deferred tax benefit	(24,489)	(3,162)
Depreciation	3,184	3,183
Net gains on sale of other real estate owned	(75)	(29)
Net gains on sale of loans held for sale	(245)	(125)
Proceeds from sale of loans held for sale	10,599	2,532
Originations of loans held for sale	(10,395)	(2,375)
Purchase of trading securities	-	(5,000)
Write-downs on venture capital investments	270	630
Write-downs on impaired securities	33,654	-
Gain on sales and calls of securities	(20,674)	(268)
Decrease in fair value of warrants	26	90
Amortization of security premiums, net	1,651	1,310
Amortization of intangibles	5,277	5,474
Excess tax short-fall / (benefit) from share-based payment arrangements	240	(503)
Stock based compensation expense	5,828	5,694
Gain on sale of premises and equipment	(21)	(2,714)
Decrease / (increase) in accrued interest receivable	11,638	(14,775)
Decrease in other assets, net	7,519	2,238
Increase in other liabilities	5,028	10,637
Net cash provided by operating activities	127,484	102,900
Cash Flows from Investing Activities
Increase in short-term investments	(2,907)	(773)
Decrease / (increase) in long-term investment	50,000	(50,000)
Decrease/ (increase) in securities purchased under agreements to resell	366,100	(360,000)
Purchase of investment securities available-for-sale	(1,503,844)	(944,144)
Proceeds from maturity and call of investment securities available-for-sale	819,939	231,465
Proceeds from sale of investment securities available-for-sale	586,932	101,169
Purchase of mortgage-backed securities available-for-sale	(1,580,092)	-
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	1,391,236	107,909
Purchase of Federal Home Loan Bank stock	(4,765)	(15,248)
Redemption of Federal Home Loan Bank stock	5,498	1,093
Net increase in loans	(860,456)	(654,072)
Purchase of premises and equipment	(20,766)	(6,907)
Proceeds from sales of premises and equipment.	21	6,948
Proceeds from sale of other real estate owned	105	1,717
Net increase in investment in affordable housing	(11,517)	(10,873)
Acquisition, net of cash acquired	-	(3,655)
Net cash used in investing activities	(764,516)	(1,595,371)
Cash Flows from Financing Activities
Net increase/(decrease) in demand deposits, NOW accounts, money market and saving deposits	187,385	(10,769)
Net increase in time deposits	383,418	352,103
Net increase in federal funds purchased and securities sold under agreement to repurchase	150,975	756,710
Advances from Federal Home Loan Bank	2,598,533	2,668,000
Repayment of Federal Home Loan Bank borrowings	(2,697,000)	(2,293,000)
Cash dividends	(15,555)	(15,294)
Issuance of long-term debt	-	65,000
Proceeds from other borrowings	20,629	22,351
Repayment of other borrowings	(28,930)	(29,000)
Proceeds from shares issued to Dividend Reinvestment Plan	1,931	1,837
Proceeds from exercise of stock options	372	1,416
Excess tax (short-fall)/benefits from share-based payment arrangements	(240)	503
Purchases of treasury stock	-	(76,908)
Net cash provided by financing activities	601,518	1,442,949
Decrease in cash and cash equivalents	(35,514)	(49,522)
Cash and cash equivalents, beginning of the period	118,437	132,798
Cash and cash equivalents, end of the period	$82,923	$83,276

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$226,210	$217,353
Income taxes	$56,699	$51,679
Non-cash investing and financing activities:
Net change in unrealized holding loss on securities available-for-sale, net of tax	$(15,376)	$2,568
Cumulative effect adjustment as result of adoption of FASB Interpretation No 48
Adjustment to initially apply FASB Interpretation 48	$-	$(8,524)
Adjustment to initially apply EITF 06-4	$(147)	$-
Transfers to other real estate owned	$28,357	$373
Loans to facilitate the sale of other real estate owned	$-	$3,360
Loans to facilitate the sale of fixed assets	$-	$1,940

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (the “Bancorp”) is the holding company for Cathay Bank (the “Bank”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of September 30, 2008, the Bank operates twenty one branches in Southern California, ten branches in Northern California, nine branches in New York State, three branches in Illinois, three branches in Washington State, two branches Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

As of September 30, 2008, goodwill was $319.6 million, a decrease of $316,000 compared to December 31, 2007, due to a reversal of accrued penalties of $528,000 as a result of the settlement with the California Franchise Board for a claim related to GBC Bancorp’s 2001 California tax return and a tax refund of $60,000 related to New Asia Bancorp’s 2006 tax year offset by a $196,000 deferred tax receivable write-off of state net operating loss carry-forwards from United Heritage Bank and a $76,000 tax payment related to GBC Bancorp’s 2002 California tax return. Merger-related lease liability was $464,000 as of September 30, 2008, with cash outlays of $45,000 for the three months and $142,000 for the nine months ended September 30, 2008.

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

In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect a material impact on its consolidated financial statements from adoption of SFAS 157-2. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Assets When the Market for that Asset is not Active. This FSP clarifies the application of FAS 157 in a market that is not active. SFAS 157-3 was effected upon issuance. The adoption of SFAS 157-3 did not have an impact on the Company’s consolidated financial statements

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009, and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 162, “The Hierarchy of General Accepted Accounting Principles” SFAS 162 states that the business entity itself is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This statement makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect a material impact on its consolidated financial statements from adoption of SFAS 162.

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

EITF Issue No. 08-5, “Fair-Value Measurements of Liabilities with Third-Party Credit Enhancements.” EITF 08-5 requires issuers of liability instruments with third-party credit enhancements to exclude the effect of the credit enhancement when measuring the liability’s fair value. Upfront fees paid by the issuer for the credit enhancement would not be deferred for liabilities recorded at fair value. EITF 08-5 will be effective for the reporting period beginning after December 15, 2008. The Company does not expect a material impact on its consolidated financial statements from adoption of EITF 08-5.

EITF Issue No. 08-6, “Equity-Method Investment Accounting.” EITF 08-6 concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration. Equity-method investment should be subject to other-than-temporary impairment analysis. It also requires that a gain or loss to be recognized on the portion of the investor’s ownership sold. EITF 08-6 will be effective for the reporting period beginning after December 15, 2008. The Company does not expect a material impact on its consolidated financial statements from adoption of EITF 08-6.

EITF Issue No. 08-7, “Defensive Intangible Assets.” EITF 08-7 requires an acquiring entity to account defensive intangible assets as a separate unit of accounting. Defensive intangible assets should not be included as part of the cost of the acquirer’s existing intangible assets because the defensive intangible assets are separately identifiable. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 will be effective for the reporting period beginning after December 15, 2008. The Company does not expect a material impact on its consolidated financial statements from adoption of EITF 08-7.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth basic and diluted earnings per share calculations and the average shares of stock options with anti-dilutive effect:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except share and per share data)	2008	2007	2008	2007
Net income	$6,891	$34,006	$53,421	$94,553

Weighted-average shares:
Basic weighted-average number of common shares outstanding	49,441,621	49,828,379	49,392,655	50,683,650
Dilutive effect of weighted-average outstanding common shares equivalents
Stock Options	83,147	580,602	102,398	593,503
Restricted Stock	5,504	8,351	2,118	6,164
Diluted weighted-average number of common shares outstanding	49,530,272	50,417,332	49,497,171	51,283,317

Average shares of stock options with anti-dilutive effect	4,808,696	1,438,436	4,429,533	1,446,152
Earnings per share:
Basic	$0.14	$0.68	$1.08	$1.87
Diluted	$0.14	$0.67	$1.08	$1.84

6. Stock-Based Compensation

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis. In May 2005, the stockholders of the Company approved the 2005 Incentive Plan which provides that 3,131,854 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, and/or restricted stock units, or as non-vested stock. In conjunction with the approval of the 2005 Incentive Plan, the Bancorp agreed to cease granting awards under the Equity Incentive Plan. As of September 30, 2008, the only options granted by the Company under the 2005 Incentive Plan were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except options granted to the Chief Executive Officer of the Company for 245,060 shares granted on March 22, 2005, of which 30% vested immediately, 10% vested on November 20, 2005, 20% each vested on November 20, 2006 and on November 20, 2007, and an additional 20% would vest on November 20, 2008, 264,694 shares granted on May 22, 2005, of which 40% vested on November 20, 2005, 20% each vested on November 20, 2006 and on November 20, 2007, and an additional 20% would vest on November 20 2008, and 100,000 shares granted on February 21, 2008, of which 50% would vest on February 21, 2009, and the remaining 50% would vest on February 21, 2010. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. Stock options are typically granted in the first quarter of the year. There were no options granted in 2007. The Board of Directors of the Company was in the process of reviewing the relative merits of granting restricted stock or restricted stock units either in place of or in combination with stock options. As a result, the Company deferred the granting of any stock option awards until 2008. In 2008, the Company granted options of 689,200 shares and restricted stock units of 82,291 shares to selected bank officers and non-employee directors. The Company expects to issue new shares to satisfy stock option exercises and the vesting of restricted stock units.

Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date for those options expected to vest, and is recognized as an expense over the vesting period of the grant. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Based on SAB 107 and SAB 110, the Company has estimated the expected life of the options based on the average of the contractual period and the vesting period and has consistently applied the simplified method to all options granted starting from 2005. Option compensation expense totaled $5.1 million for the nine months ended September 30, 2008, and $5.2 million for the nine months ended September 30, 2007. For the three months ended September 30, option compensation expense totaled $1.7 million for 2008 and $1.7 million for 2007. Stock-based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $11.8 million at September 30, 2008, and is expected to be recognized over the next 2.5 years.

The weighted average per share fair value on the date of grant of the options granted was $6.86 during the first quarter of 2008. There were no options granted in 2007 and in the second quarter and third quarter of 2008. The Company estimated the expected life of the options based on the average of the contractual period and the vesting period. The fair value of stock options has been determined using the Black-Scholes option pricing model with the following assumptions:

Nine months ended
September 30, 2008
Expected life- number of years	6.4
Risk-free interest rate	3.09%
Volatility	30.04%
Dividend yield	1.80%

During the nine-month period, exercised option shares were 20,906 shares in 2008 and 84,236 shares in 2007. Exercised options shares were 2,000 shares for the third quarter of 2008 and 6,000 shares for the third quarter of 2007. The table below summarizes cash received and aggregate intrinsic value from options exercised:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except shares)	2008	2007	2008	2007
Shares of option exercised	2,000	6,000	20,906	84,236
Cash received from option exercised	$17	$75	$372	$1,416
Aggregate intrinsic value for option exercised	$28	$132	$136	$1,420

The table below summarizes stock option activity for the periods indicated:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in thousands)
Balance at December 31, 2007	4,574,280	$28.36	6.1	$24,487
Granted	689,200	23.37
Forfeited	(16,784)	32.63
Exercised	(18,906)	18.81
Balance at March 31, 2008	5,227,790	$27.72	6.4	$2,901
Granted	-	-
Forfeited	(4,822)	33.53
Exercised	-	-
Balance at June 30, 2008	5,222,968	$27.72	6.1	$28
Granted	-	-
Forfeited	(8,258)	30.40
Exercised	(2,000)	8.25
Balance at September 30, 2008	5,212,710	$27.72	5.9	$6,221

Exercisable at September 30, 2008	3,418,587	$26.69	4.9	$5,926

At September 30, 2008, 1,542,022 shares were available under the Company’s 2005 Incentive Plan for future grants.

The Company grants non-vested stock to its Chairman of the Board, President, and Chief Executive Officer. The shares vest ratably over certain years if certain annual performance criteria are met. The following table presents information relating to the non-vested stock grants as of September 30, 2008:

	Date Granted
	January 31, 2007	January 25, 2006
Shares granted	20,000	30,000
Vested ratably over	2 years	3 years
Price per share at grant date	$34.66	$36.24
Vested shares	10,000	20,000
Non-vested shares	10,000	10,000

The stock compensation expense recorded related to the non-vested stock above was $532,000 for the nine months ended September 30, 2008, and $503,000 for the nine months ended September 30, 2007. For the three months ended September 30, non-vested stock compensation expense was $177,000 for 2008 and $177,000 for 2007. Unrecognized stock-based compensation expense related to non-vested stock awards was $236,000 at September 30, 2008, and is expected to be recognized over the next 4 months.

In addition to stock options and restricted stock awards above, in February 2008, the Company also granted restricted stock units on 82,291 shares of the Company’s common stock to its eligible employees. On the date of granting of these restricted stock units, the closing price of the Company’s stock was $23.37 per share. Such restricted stock units have a maximum term of five years and vest in approximately 20% annual increments subject to employees’ continued employment with the Company. The following table presents information relating to the restricted stock units grant as of September 30, 2008:

		Weighted-Average
		Remaining Contractual
	Units	Life (in years)
Balance at December 31, 2007	-	-
Granted	82,291	3.0
Forfeited	(2,191)
Balance at September 30, 2008	80,100	2.4

The compensation expense recorded related to the restricted stock units above was $82,000 for the three months ended and $191,000 for the nine months ended September 30, 2008. Unrecognized stock-based compensation expense related to restricted stock units was $1.4 million at September 30, 2008, and is expected to be recognized over the next 4.4 years.

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

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
(Short-fall)/Benefit of tax deductions in excess of grant-date fair value	$(3)	$53	$(240)	$503
Benefit of tax deductions on grant-date fair value	15	3	297	94
Total benefit of tax deductions	$12	$56	$57	$597

7. Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are usually collateralized by U.S. government agency and mortgage-backed securities. The counter-parties to these agreements are nationally recognized investment banking firms that meet credit requirements of the Company and with whom a master repurchase agreement has been duly executed. As of September 30, 2008, the Company had three outstanding long-term resale agreements totaling $150.0 million compared to nine long-term resale agreements totaling $450.0 million at December 31, 2007. The agreements have terms from seven to ten years with interest rates ranging from 7.00% to 7.15%. The counterparty has the right to a quarterly call. All $150.0 million resale agreements are callable as of September 30, 2008. When the callable term starts if certain conditions are met, there may be no interest earned for those days when the certain conditions are met.

Securities purchased under agreements to resell were $150.0 million at a weighted average interest rate of 7.10% at September 30, 2008, compared to $516.1 million at a weighted average interest rate of 7.44% at December 31, 2007.

For those securities obtained under the resale agreements, the collateral is either held by a third party custodian or by the counter-party and is segregated under written agreements that recognize the Company’s interest in the securities. Interest income associated with securities purchased under resale agreements totaled $2.8 million for the third quarter of 2008 and $12.0 million for the first nine months of 2008 compared to $7.4 million for the same quarter a year ago and to $14.7 million for the first nine months of 2007.

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

(In thousands)	At September 30, 2008	At December 31, 2007
Commitments to extend credit	$2,089,619	$2,310,887
Standby letters of credit	73,844	62,413
Other letters of credit	70,434	71,089
Bill of lading guarantees	353	323
Total	$2,234,250	$2,444,712

As of September 30, 2008, $25.7 million unfunded commitments for affordable housing investments were recorded under other liabilities compared to $19.2 million at December 31, 2007.

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

9. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 3.83% at September 30, 2008, compared to $1.4 billion with a weighted average rate of 3.57% at December 31, 2007. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million are with initial fixed rates ranging from 1.00% and 3.50% with initial fixed rate terms ranging from six months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter.

At September 30, 2008, included in long-term transactions are twenty-three repurchase agreements totaling $1.2 billion that were callable but which had not been called. Six fixed-to-floating rate repurchase agreements of $50.0 million each have variable interest rates currently at a range from 3.50% to 3.75% maximum rate until their final maturities in September 2014. Four floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates ranging from 4.89% to 5.07%, until their final maturities in January 2017. Ten floating-to-fixed rate repurchase agreements totaled $550.0 million have fixed interest rates ranging from 4.29% to 4.78%, until their final maturities in 2014. Two floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates at 4.75% and 4.79%, until their final maturities in 2011. One floating-to-fixed rate repurchase agreement of $50.0 million has fixed interest rate at 4.83% until its final maturity in 2012.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.7 billion as of September 30, 2008, and $1.5 billion as of December 31, 2007.

10.Advances from the Federal Home Loan Bank

Total advances from the FHLB of San Francisco decreased $98.5 million to $1.3 billion at September 30, 2008 from $1.4 billion at December 31, 2007. Non-puttable advances totaled $576.7 million with a weighted rate of 3.54% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at September 30, 2008. The FHLB has the right to terminate the puttable transaction at par at each three-month anniversary after the first puttable date. FHLB advances of $300.0 million at a weighted average rate of 4.31% were puttable as of September 30, 2008. The remaining puttable FHLB advances of $400.0 million at a weighted average rate of 4.50% are puttable at the second anniversary date in 2009.

11. Subordinated Note and Junior Subordinated Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. This instrument matures on September 29, 2016, and bears interest at a per annum rate based on the three month LIBOR plus 110 basis points, payable on a quarterly basis. At September 30, 2008, the per annum interest rate on the subordinated debt was 4.86% compared to 5.93% at December 31, 2007. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp. The five special purpose trusts are considered variable interest entities under FIN 46R. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company. At September 30, 2008, junior subordinated debt securities totaled $121.1 million with a weighted average interest rate of 5.24% compared to $121.1 million with a weighted average rate of 7.13% at December 31, 2007. The junior subordinated debt securities have a stated maturity term of 30 years and are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

12. Implementation of FASB Interpretation No. 48

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). While the Company continues to believe that the tax benefits recorded in 2000, 2001, and 2002 with respect to its regulated investment company were appropriate and fully defensible under California law, the Company participated in Option 2 of the Voluntary Compliance Initiative of the Franchise Tax Board, and paid all California taxes and interest on these disputed 2000 through 2002 tax benefits, and at the same time filed a claim for refund for these years while avoiding certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in its refund claims. In June 2008, the Company received a notice from the FTB indicating that the FTB intends to deny the Company’s claim for refund for its 2000 through 2002 tax years. The Company is in discussions with the FTB to resolve this matter.

The FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) which requires that the amount of recognized tax benefit should be the maximum amount which is more-likely-than-not to be realized and that amounts previously recorded that do not meet the requirements of FIN 48 be charged as a cumulative effect adjustment to retained earnings. As of December 31, 2006, the Company reflected a $12.1 million net state tax receivable related to payments it made in April 2004 under the Voluntary Compliance Initiative program for the years 2000, 2001, and 2002, after giving effect to reserves for loss contingencies on the refund claims. The Company has determined that its refund claim related to its regulated investment company is not more-likely-than-not to be realized and consequently, charged a total of $8.5 million, comprised of the $7.9 million after tax amount related to its refund claims as well as a $0.6 million after tax amount related to California Net Operating Losses generated in 2001 as a result of its regulated investment company, to the balance of retained earnings as of the January 1, 2007, the effective date of FIN 48.

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

13. Stock Repurchase Program

On November 2007, the Company announced that its Board of Directors had approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock following the completion of the stock repurchase program of May 2007. During 2007, the Company repurchased 2,829,203 shares of common stock for $92.4 million, or an average price of $32.67 per share. No shares were purchased during the first nine months of 2008. At September 30, 2008, 622,500 shares remain under the Company’s November 2007 repurchase program.

14. Fair Value Measurements

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008, and determined the fair values of our financial instruments based on the three-level fair value hierarchy established in SFAS 157. The three-level inputs to measure the fair value of assets and liabilities are as follows:

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

The Company uses the following methodologies to measure the fair value of its financial assets on a recurring basis:

Securities available for sale- For certain actively traded trust preferred securities, agency preferred stocks, and U.S. Treasury securities, the Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement. The Company measures all other securities by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement. This category generally includes U.S. Government agency securities, state and municipal securities, mortgage-backed securities (“MBS”), commercial MBS, collateralized mortgage obligations, asset-backed securities and corporate bonds.

Trading securities- The Company measures the fair value of trading securities based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement.

Impaired loans- The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on either current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value reported on old appraisals which are then adjusted based on recent market trends, a Level 3 measurement.

Equity investment- The Company does not record equity investment at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to equity investment are recorded based on quoted market prices in active exchange market at the reporting date, a Level 1 measurement.

Warrants- The Company measures the fair value of warrants based on unobservable inputs based on assumption and management judgment, a Level 3 measurement.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring and non-recurring basis at September 30, 2008:

	Fair Value Measurements Using			Total at
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
On a Recurring Basis
Securities available-for-sale	$77,374	$2,514,957	$-	$2,592,331
Trading securities	19	-	-	19
Warrants	-	-	108	108
On a Non-recurring Basis
Impaired loans	-	37,252	7,074	44,326
Equity investment	1,868	-	-	1,868
Total assets	$79,261	$2,552,209	$7,182	$2,638,652

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $108,000 at September 30, 2008, compared to $125,000 at December 31, 2007. The fair value adjustment of $17,000 was included in other operating income during the first nine months of 2008.

15. Goodwill and Goodwill Impairment

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if an triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting unit in making the assessment of impairment at least annually.

As a result of ongoing volatility in the financial services industry, the Company’s market capitalization decreased to a level below book value as of June 30, 2008. The Company engaged an independent valuation firm to compute the fair value estimates of each reporting unit as part of its impairment assessment.  The independent valuation utilized two separate valuation methodologies and applied a weighted average to each methodology in order to determine fair value for each reporting unit.

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

The valuation as of June 30, 2008, indicated that the fair value for the Retail Banking and East Coast Operations, the only two reporting units with allocated goodwill, exceeded their carrying amounts.   Consequently, no goodwill impairment charge was recorded as of June 30, 2008. While management uses the best information available to estimate future performance for each reporting unit, future adjustments to management’s projections may be necessary if conditions differ substantially from the assumptions used in making the estimates. At September 30, 2008, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment.

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

Recent Developments

There have been significant disruptions in the U.S. and international financial system during the period covered by this report. As a result, available credit has been reduced or ceased to exist. The availability of credit, confidence in the entire financial sector, and volatility in financial markets has been adversely affected. The U.S. government, the governments of other countries, and multinational institutions have provided vast amounts of liquidity and capital into the banking system.

In response to the financial crises affecting the overall banking system and financial markets in the United States, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted to provide up to $700 billion to the United States Department of Treasury ("U.S. Treasury”) to purchase mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, under the authority of EESA, the U.S. Treasury announced the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. Under this program, the U.S. Treasury will purchase up to $250 billion of senior preferred shares from qualified U.S. financial institutions. The general terms of the senior preferred investment include:

•	senior preferred shares will pay cumulative compounding dividends at a rate of 5 percent per year for the first five years, and thereafter at a rate of 9 percent per year;

•	senior preferred shares are non-voting, other than class voting rights on matters that could adversely affect the shares;
•
senior preferred shares will be callable at par after three years. Prior to the end of three years, the senior preferred shares may only be redeemed with the proceeds from one or more qualified equity offerings;

•
in conjunction with the purchase of senior preferred shares,  the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred amount based on the date of investment. Exercise price on warrants shall be the market price of the participating institutions’ common stock based on the date the U.S. Treasury accepts the financial institution's application to participate in the program and uses a 20-trading day trailing average;

•
common stock dividends cannot be increased for three years while the U.S. Treasury is an investor unless preferred stock is redeemed, has been transferred to third parties, or consent from the U.S. Treasury is received;

•
participating institutions must also adopt the U.S. Treasury’s standards for executive compensation and corporate governance, for the period during which the U.S. Treasury holds equity issued under this program.

The terms of this Capital Purchase Program could reduce investment returns to participating banks’ shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices. Although both the Company and its banking subsidiary meet all applicable regulatory capital requirements and remain well capitalized, the Company has applied for participation in the Capital Purchase Program.

Federal and state governments could pass additional legislation responsive to current credit conditions. As an example, the Company could experience higher credit losses because of federal or state legislation or regulatory action that reduces the principal amount or interest rate under existing loan contracts. Also, the Company could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund, including requiring riskier institutions to pay a larger share of the premiums. An increase in premium assessments would increase the Company’s expenses. The EESA included a provision for a temporary increase in the amount of deposits insured by FDIC to $250,000 until December 2009. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance coverage on funds in non-interest bearing transaction deposit accounts not otherwise covered by the existing temporary deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed an annualized 10 basis point surcharge on the additional insured deposits. The behavior of depositors in regard to the level of FDIC insurance could cause the Bank’s existing customers to reduce the amount of deposits held at the Bank, and or could cause new customers to open deposit accounts at the Bank. The level and composition of the Bank’s deposit portfolio directly impacts the Bank’s funding cost and net interest margin. As a result of these measures, it is likely that the premiums the Bank pays for FDIC insurance will increase, which would adversely affect net income. The impact of such measures cannot be assessed at this time.

The actions described above, together with additional actions announced by the U.S. Treasury and other regulatory agencies continue to develop. It is not clear at this time what impact, EESA, TARP, other liquidity and funding initiatives of the U.S. Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including the Company.

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

In connection with obtaining the independent valuation, management provides certain data and information that is utilized by the third party in its determination of fair value.  This information includes forecasted earnings of the Company at the reporting unit level.  Management believes that this information is a critical assumption underlying the estimate of fair value.

HIGHLIGHTS

•	Third quarter earnings of $6.9 million decreased $27.1 million, or 79.7%, compared to the same quarter a year ago.
•	Fully diluted earnings per share was $0.14, a 79.1% decrease from the same quarter a year ago.
•	Return on average assets was 0.25% for the quarter ended September 30, 2008, compared to 0.73% for the quarter ended June 30, 2008, and compared to 1.46% for the same quarter a year ago.
•
Return on average stockholders’ equity was 2.71% for the quarter ended September 30, 2008, compared to 7.66% for the quarter ended June 30, 2008, and compared to 14.45% for the same quarter a year ago.

•	Gross loans increased by $171.6 million, or 2.3%, for the quarter to $7.5 billion at September 30, 2008, from $7.3 billion at June 30, 2008.
•	Total deposits increased by $107.1 million, or 1.6%, for the quarter to $6.8 billion at September 30, 2008, from $6.7 billion at June 30, 2008.

Income Statement Review

Net Income

Net income for the third quarter of 2008 was $6.9 million, or $0.14 per diluted share, a $27.1 million, or 79.7%, decrease compared with net income of $34.0 million, or $0.67 per diluted share for the same quarter a year ago. Return on average assets was 0.25% and return on average stockholders’ equity was 2.71% for the third quarter of 2008 compared with a return on average assets of 1.46% and a return on average stockholders’ equity of 14.45% for the third quarter of 2007.

Financial Performance

	Third Quarter 2008	Third Quarter 2007

Net income	$6.9 million	$34.0 million
Basic earnings per share	$0.14	$0.68
Diluted earnings per share	$0.14	$0.67
Return on average assets	0.25%	1.46%
Return on average stockholders’ equity	2.71%	14.45%
Efficiency ratio	53.92%	37.46%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses decreased to $73.6 million during the third quarter of 2008, a decline of $6.2 million, or 7.8%, compared to the $79.8 million during the same quarter a year ago. The decrease was due primarily to the decline in the net interest margin which was partially offset by strong growth in loans and investment securities.

The net interest margin, on a fully taxable-equivalent basis, was 2.88% for the third quarter of 2008. The net interest margin decreased 6 basis points from 2.94% in the second quarter of 2008 and decreased 81 basis points from 3.69% in the third quarter of 2007. The decrease in the net interest margin from the prior year primarily resulted from the lag in the downward repricing of certificates of deposit following the decreases in the prime rate, a change in the mix of investment securities, and the increase in the borrowing rate on our long term repurchase agreements. The decrease in the net interest margin from the second quarter primarily resulted from the increase in the borrowing rates on securities sold under agreements to repurchase and other borrowed funds.

For the third quarter of 2008, the yield on average interest-earning assets was 5.70% on a fully taxable-equivalent basis, and the cost of funds on average interest-bearing liabilities equaled 3.21%. In comparison, for the third quarter of 2007, the yield on average interest-earning assets was 7.34% and cost of funds on average interest-bearing liabilities equaled 4.24%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, decreased 61 basis points to 2.49% for the quarter ended September 30, 2008, from 3.10% for the same quarter a year ago, primarily due to the reasons discussed above.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Three months ended September 30,	2008			2007
		Interest	Average		Interest	Average
Taxable-equivalent basis	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest Earning Assets
Commercial loans	$1,606,864	$21,171	5.24%	$1,320,611	$27,110	8.14%
Residential mortgage	772,460	10,983	5.69	622,793	9,769	6.27
Commercial mortgage	4,126,133	68,364	6.59	3,560,243	68,869	7.67
Real estate construction loans	898,728	13,247	5.86	768,117	17,801	9.19
Other loans and leases	21,633	240	4.41	26,688	376	5.59
Total loans and leases (1)	7,425,818	114,005	6.11	6,298,452	123,925	7.81
Taxable securities	2,484,473	27,575	4.42	1,769,245	25,127	5.63
Tax-exempt securities (3)	47,938	868	7.20	55,217	921	6.62
Federal Home Loan Bank Stock	64,228	1,004	6.22	50,297	639	5.04
Interest bearing deposits	8,941	42	1.87	71,843	1,248	6.89
Federal funds sold & securities purchased under agreements to resell	188,522	2,899	6.12	371,413	7,615	8.13
Total interest-earning assets	10,219,920	146,393	5.70	8,616,467	159,475	7.34
Non-interest earning assets
Cash and due from banks	82,102			84,176
Other non-earning assets	724,950			639,999
Total non-interest earning assets	807,052			724,175
Less: Allowance for loan losses	(90,162)			(65,902)
Deferred loan fees	(10,527)			(11,584)
Total assets	$10,926,283			$9,263,156

Interest bearing liabilities:
Interest bearing demand accounts	$268,802	$382	0.57	$233,116	$755	1.28
Money market accounts	760,679	3,466	1.81	699,679	5,610	3.18
Savings accounts	337,538	261	0.31	342,971	873	1.01
Time deposits	4,708,290	39,217	3.31	3,935,125	47,305	4.77
Total interest-bearing deposits	6,075,309	43,326	2.84	5,210,891	54,543	4.15

Federal funds purchased	39,842	206	2.06	22,863	279	4.84
Securities sold under agreements to repurchase	1,550,000	15,174	3.89	1,041,577	9,865	3.76
Other borrowings	1,157,430	11,785	4.05	978,759	11,475	4.65
Long-term debt	171,136	2,030	4.72	171,136	3,182	7.38
Total interest-bearing liabilities	8,993,717	72,521	3.21	7,425,226	79,344	4.24
Non-interest bearing liabilities
Demand deposits	788,028			774,513
Other liabilities	134,035			129,855
Stockholders' equity	1,010,503			933,562
Total liabilities and stockholders' equity	$10,926,283			$9,263,156
Net interest spread (4)			2.49%			3.10%
Net interest income (4)		$73,872			$80,131
Net interest margin (4)			2.88%			3.69%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
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

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Three months ended September 30,
	2008-2007
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-Earning Assets:
Loans and leases	19,664	(29,584)	(9,920)
Taxable securities	8,619	(6,171)	2,448
Tax-exempt securities (2)	(128)	75	(53)
Federal Home Loan Bank Stock	198	167	365
Deposits with other banks	(658)	(548)	(1,206)
Federal funds sold and securities purchased under agreements to resell	(3,137)	(1,579)	(4,716)
Total increase in interest income	24,558	(37,640)	(13,082)

Interest-Bearing Liabilities:
Interest bearing demand accounts	100	(473)	(373)
Money market accounts	445	(2,589)	(2,144)
Savings accounts	(14)	(598)	(612)
Time deposits	8,049	(16,137)	(8,088)
Federal funds purchased	138	(211)	(73)
Securities sold under agreements to repurchase	4,940	369	5,309
Other borrowed funds	1,903	(1,593)	310
Long-term debts	-	(1,152)	(1,152)
Total increase in interest expense	15,561	(22,384)	(6,823)
Changes in net interest income	$8,997	$(15,256)	$(6,259)

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)
The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Provision for Loan Losses

The provision for credit losses was $15.8 million for the third quarter of 2008 compared to $2.2 million for the third quarter of 2007 and $20.5 million for the second quarter of 2008. The provision for credit losses was based on the review of the adequacy of the allowance for loan losses at September 30, 2008. The provision for credit losses represents the charge or credit against current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $8.4 million loss for the third quarter of 2008, a decrease of $17.3 million compared to the non-interest income of $8.9 million for the third quarter of 2007. The decrease in non-interest income primarily resulted from the “Other-than-temporary impairment” charge of $27.8 million on agency preferred stock, which had a carrying value of $2.5 million after the impairment write-down, which was partially offset by net gains of $12.5 million from sale of agency mortgage backed securities.

Letters of credit commissions decreased $157,000, or 9.7%, to $1.5 million in the third quarter of 2008 from $1.6 million in the same quarter a year ago, primarily due to decreased international transactions as a result of the slowdown in the economy.

Gains from sale of premises and equipment decreased $2.7 million compared to the third quarter of 2007 because the year ago quarter included a gain from the sale of a former bank branch building in September 2007. Other operating income increased $992,000, or 30.1%, to $4.3 million in the third quarter of 2008 from $3.3 million in the same quarter a year ago, primarily due to higher gains from foreign currency and exchange transactions of $1.6 million, which amount was partially offset by a $275,000 reduction in official check rebate commissions and a $235,000 reduction in wealth management commissions compared to the third quarter of 2007.

Non-Interest Expense

Non-interest expense increased $2.0 million, or 5.9%, to $35.2 million in the third quarter of 2008 compared to $33.2 million in the same quarter a year ago. The efficiency ratio was 53.92%, or 37.80% excluding the $27.8 million pre-tax impairment charge, compared to 37.46% for the same period a year ago, and 41.52%, or 38.74% excluding the $5.8 million pre-tax impairment charge for the second quarter of 2008.

Federal Deposit Insurance Corporation (“FDIC”) and State assessments increased to $1.3 million in the third quarter of 2008 from $284,000 in the same quarter a year ago as a result of the utilization of the remaining credit for prior years’ FDIC insurance premiums in March 2008. Professional service expense increased $1.0 million, or 42.8%, primarily due to increases in information technology consulting expenses of $518,000, appraisal expenses of $217,000 and legal expenses of $213,000. Other real estate owned (“OREO”) expense increased $1.2 million due to a $1.3 million write-down on the Company’s Texas apartment foreclosure. Expense from operations of affordable housing investments increased $300,000, or 11.8%, to $2.8 million compared to $2.5 million in the same quarter a year ago as a result of adjustments to estimated losses and additional investments in affordable housing projects.

Offsetting the above described increases were decreases of $584,000 in computer and equipment expense due primarily to the decrease in software license fees as a result of the Company’s new data processing contract, $517,000 in salaries and employee benefits as a result of lower current year bonus accrual, $253,000 in recruiting and education expenses, and $201,000 in litigation expenses in the third quarter of 2008 compared to the same quarter a year ago.

Income Taxes

The effective tax rate was 51.7% for the third quarter of 2008 and 36.1% for the first nine months of 2008, compared to 36.2% for the same quarter a year ago and 36.2% for the full year 2007. The higher effective tax rate for the third quarter of 2008 resulted from the lack of tax benefits from that portion of the “other-than-temporary” impairment on agency preferred stock in excess of available capital gains. During the fourth quarter of 2008, an additional tax benefit of $4.6 million will be recognized as a result of the enactment on October 3 of the Emergency Economic Stabilization Act of 2008 which amended the tax code to permit the loss on sale of agency preferred stock by a financial institution to be treated as an ordinary loss instead of a capital loss.

Year-to-Date Income Statement Review

Net income was $53.4 million, or $1.08 per diluted share for the nine months ended September 30, 2008, a decrease of $41.1 million, or 43.5%, in net income compared to $94.5 million, or $1.84 per diluted share for the same period a year ago due primarily to increases in the provision for loan losses and the “other-than-temporary” impairment charge. The net interest margin for the nine months ended September 30, 2008, decreased 77 basis points to 2.99% compared to 3.76% for the same period a year ago.

Return on average stockholders’ equity was 7.09% and return on average assets was 0.67% for the nine months ended September 30, 2008, compared to a return on average stockholders’ equity of 13.49% and a return on average assets of 1.43% for the same period of 2007. The efficiency ratio for the nine months ended September 30, 2008 was 44.20% compared to 38.30% for the same period a year ago.

The average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rates, the net interest spread and the net interest margins are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Nine months ended September 30,	2008			2007
		Interest	Average		Interest	Average
Taxable-equivalent basis	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest Earning Assets
Commercial loans	$1,538,657	$65,866	5.72%	$1,274,468	$77,969	8.18%
Residential mortgage	722,149	31,290	5.78	598,438	27,931	6.22
Commercial mortgage	3,980,427	202,127	6.78	3,404,720	198,193	7.78
Real estate construction loans	853,477	41,766	6.54	729,250	51,739	9.49
Other loans and leases	24,063	831	4.61	27,450	1,009	4.91
Total loans and leases (1)	7,118,773	341,880	6.42	6,034,326	356,841	7.91
Taxable securities	2,404,666	84,507	4.69	1,694,897	71,381	5.63
Tax-exempt securities (3)	58,690	3,730	8.49	65,583	3,205	6.54
Federal Home Loan Bank stock	65,283	2,685	5.49	48,493	1,689	4.66
Interest bearing deposits	13,007	523	5.37	62,702	3,288	7.01
Federal funds sold & securities purchased under agreements to resell	261,613	12,294	6.28	269,137	15,382	7.64
Total interest-earning assets	9,922,032	445,619	6.00	8,175,138	451,786	7.39
Non-interest earning assets
Cash and due from banks	83,207			88,915
Other non-earning assets	679,754			630,396
Total non-interest earning assets	762,961			719,311
Less: Allowance for loan losses	(76,728)			(65,877)
Deferred loan fees	(10,495)			(11,890)
Total assets	$10,597,770			$8,816,682

Interest bearing liabilities:
Interest bearing demand accounts	$253,380	$1,232	0.65	$233,012	$2,230	1.28
Money market accounts	733,578	10,533	1.92	680,751	15,882	3.12
Savings accounts	335,193	981	0.39	346,951	2,606	1.00
Time deposits	4,448,113	123,171	3.70	3,758,715	133,548	4.75
Total interest-bearing deposits	5,770,264	135,917	3.15	5,019,429	154,266	4.11

Federal funds purchased	40,299	798	2.65	27,621	1,075	5.20
Securities sold under agreement to repurchase	1,553,622	44,716	3.84	831,430	23,126	3.72
Other borrowings	1,149,401	35,259	4.10	961,589	35,118	4.88
Junior subordinated notes	171,136	6,889	5.38	144,853	8,057	7.44
Total interest-bearing liabilities	8,684,722	223,579	3.44	6,984,922	221,642	4.24
Non-interest bearing liabilities
Demand deposits	777,664			776,946
Other liabilities	129,074			117,457
Stockholders' equity	1,006,310			937,357
Total liabilities and stockholders' equity	$10,597,770			$8,816,682
Net interest spread (4)			2.56%			3.15%
Net interest income (4)		$222,040			$230,144
Net interest margin (4)			2.99%			3.76%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
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

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Nine months ended September 30,
	2008-2007
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-Earning Assets:
Loans and leases	58,561	(73,522)	(14,961)
Taxable securities	26,436	(13,310)	13,126
Tax-exempt securities (2)	(363)	888	525
Federal Home Loan Bank stock	656	340	996
Deposits with other banks	(2,135)	(630)	(2,765)
Federal funds sold and securities purchased under agreements to resell	(418)	(2,670)	(3,088)
Total increase in interest income	82,737	(88,904)	(6,167)

Interest-Bearing Liabilities:
Interest bearing demand accounts	182	(1,180)	(998)
Money market accounts	1,160	(6,509)	(5,349)
Savings accounts	(85)	(1,540)	(1,625)
Time deposits	22,163	(32,540)	(10,377)
Federal funds purchased	378	(655)	(277)
Securities sold under agreement to repurchase	20,781	809	21,590
Other borrowed funds	6,289	(6,148)	141
Long-term debt	1,309	(2,477)	(1,168)
Total increase in interest expense	52,177	(50,240)	1,937
Changes in net interest income	$30,560	$(38,664)	$(8,104)

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)
The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Balance Sheet Review

Assets

Total assets increased by $652.8 million, or 6.3%, to $11.1 billion at September 30, 2008, from $10.4 billion at December 31, 2007. The increase in total assets was represented primarily by increases in available- for-sale securities of $244.7 million, or 10.4%, and increases in loans of $815.6 million, or 12.2%, offset by decreases of $366.1 million in securities purchased under agreement to resell.

Securities

Total securities were $2.6 billion, or 23.5%, of total assets at September 30, 2008, compared with $2.3 billion, or 22.6%, of total assets at December 31, 2007. The increase of $244.7 million, or 10.4%, was primarily due to net increases of U.S. Treasury securities of $74.9 million and U.S. government sponsored agency securities of $190.8 million.

The net unrealized losses on securities available-for-sale, which represents the difference between fair value and amortized cost, totaled $27.5 million at September 30, 2008, compared to net unrealized losses of $941,000 at year-end 2007. The increase in unrealized losses on securities available-for-sale was caused by the changes in market interest rate, an increase in the spreads for non-agency mortgage backed securities and corporate debt, and the sales of available-for-sale securities for gains of $20.7 million during the nine months of 2008. Net unrealized gains/losses in the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax, as part of total stockholders’ equity.

The average taxable-equivalent yield on securities available-for-sale decreased 119 basis points to 4.47% for the three months ended September 30, 2008, compared with 5.66% for the same period a year ago, as securities matured, prepaid, or were called and proceeds were reinvested at lower interest rates.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale, as of September 30, 2008, and December 31, 2007:

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. Treasury entities	$74,662	$252	$-	$74,914
U.S. government sponsored entities	729,214	212	4,018	725,408
State and municipal securities	24,902	166	168	24,900
Mortgage-backed securities	1,560,283	2,368	17,164	1,545,487
Commercial mortgage-backed securities	4,111	-	141	3,970
Collateralized mortgage obligations	188,457	139	6,585	182,011
Asset-backed securities	469	-	53	416
Corporate bonds	35,246	14	2,495	32,765
Preferred stock of government sponsored entities	2,460	-	-	2,460
Total	$2,619,804	$3,151	$30,624	$2,592,331

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. government sponsored entities	$532,894	$1,735	$19	$534,610
State and municipal securities	33,657	388	24	34,021
Mortgage-backed securities	1,320,963	9,920	5,835	1,325,048
Commercial mortgage-backed securities	9,189	-	271	8,918
Collateralized mortgage obligations	215,015	89	3,867	211,237
Asset-backed securities	603	-	2	601
Corporate bonds	126,535	-	841	125,694
Preferred stock of government sponsored entities	34,750	403	2,785	32,368
Foreign corporate bonds	75,000	168	-	75,168
Total	$2,348,606	$12,703	$13,644	$2,347,665

The following table summarizes the scheduled maturities by security type of securities available-for-sale, as of September 30, 2008:

	September 30, 2008
		After One	After Five
	One Year	Year to	Years to	Over Ten
	or Less	Five Years	Ten Years	Years	Total
	(In thousands)
Maturity Distribution:
U.S. Treasury entities	$59,843	$15,071	$-	$-	$74,914
U.S. government sponsored entities	1,502	723,906	-	-	725,408
State and municipal securities	1,802	10,143	10,662	2,293	24,900
Mortgage-backed securities (1)	1,562	17,026	180,997	1,345,902	1,545,487
Commercial mortgage-backed securities (1)	-	-	-	3,970	3,970
Collateralized mortgage obligations (1)	-	-	62,454	119,557	182,011
Asset-backed securities (1)	-	-	-	416	416
Corporate bonds	-	167	25,013	7,585	32,765
Preferred stock of government sponsored entities (2)	-	-	-	2,460	2,460
Total	$64,709	$766,313	$279,126	$1,482,183	$2,592,331

(1) Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2) These is no stated maturity for equity securities.

Between 2002 and 2004, the Company purchased a number of collateralized mortgage obligations comprised of interests in non-agency guaranteed residential mortgages. At September 30, 2008, the remaining par value of these securities was $176.9 million which represents 6.8% of the fair value of securities available-for-sale and 1.6% of total assets compared to 7.0% of the fair value of securities available-for-sale and 1.7% of total assets at June 30, 2008. At September 30, 2008, the unrealized loss for these securities was $7.4 million which represented 4.2% of the par amount of these non-agency guaranteed residential mortgages. Based on the Company’s analysis at September 30, 2008, there was no “other-than-temporary” impairment in these securities due to the low loan to value ratio for the loans underlying these securities, the credit support provided by junior tranches of these securitizations, and the continued AAA rating of these securities.

In September 2008, the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac under receivership and suspended indefinitely the payment of future dividends on their issues of preferred stock. In light of these developments, the Company recognized on September 30, 2008, an other-than-temporary impairment loss of $27.8 million on its agency preferred stocks to write down the value of these securities to their respective market values as of September 30, 2008. As of September 30, 2008, the Company held agency preferred stock with a carrying value of $2.5 million.

The Company has the ability and intent to hold the securities, including the non-agency collateralized mortgage obligation securities discussed above with unrealized losses of $7.4 million and $1.5 billion of agency mortgage-backed securities at book value with unrealized losses of $16.3 million, for a period of time sufficient for a recovery of cost for those issues with unrealized losses.

The temporarily impaired securities represent 77.8% of the fair value of securities available-for-sale as of September 30, 2008. Unrealized losses for securities with unrealized losses for less than twelve months represent 1.2%, and securities with unrealized losses for twelve months or more represent 3.1% of the historical cost of these securities and generally resulted from increases in interest rates subsequent to the date that these securities were purchased. All of these securities are investment grade as of September 30, 2008. At September 30, 2008, 61 issues of securities had unrealized losses for 12 months or longer and 95 issues of securities had unrealized losses of less than 12 months. The table below shows the fair value, unrealized losses, and number of issuances as of September 30, 2008, of the temporarily impaired securities in the Company’s available-for-sale securities portfolio:

	Temporarily Impaired Securities as of September 30, 2008
	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(In thousands, except no. of issuances)
Description of securities
U.S. government sponsored entities	605,990	4,010	9	492	8	2	606,482	4,018	11
State and municipal securities	3,095	139	8	1,094	29	2	4,189	168	10
Mortgage-backed securities	1,096,456	14,151	70	132,010	3,014	28	1,228,466	17,165	98
Commercial mortgage-backed securities	-	-	-	3,970	141	1	3,970	141	1
Collateralized mortgage obligations	8,693	514	4	157,412	6,071	26	166,105	6,585	30
Asset-backed securities	381	52	1	36	1	1	417	53	2
Corporate bonds	7,585	2,411	3	167	83	1	7,752	2,494	4
Total	$1,722,200	$21,277	95	$295,181	$9,347	61	$2,017,381	$30,624	156

 Loans

Gross loans were $7.5 billion as of September 30, 2008, compared to $6.7 billion as of December 31, 2007, representing an increase of $815.6 million, or 12.2%.

Commercial mortgage loans increased $366.5 million, or 9.7%, to $4.1 billion at September 30, 2008, compared to $3.8 billion at year-end 2007. At September 30, 2008, this portfolio represented approximately 55.1% of the Bank’s gross loans compared to 56.3% at year-end 2007. Commercial loans increased $215.7 million, or 15.0%, to $1.7 billion at September 30, 2008, compared to $1.4 billion at year-end 2007. In addition, construction loans increased $121.5 million, or 15.2%, and residential mortgage loans increased $73.0 million, or 13.1%, during the nine months of 2008.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	September 30, 2008	% of Gross Loans	December 31, 2007	% of Gross Loans	% Change
Type of Loans
Commercial	$1,651,556	22.0%	$1,435,861	21.5%	15.0%
Residential mortgage	628,670	8.4	555,703	8.3	13.1
Commercial mortgage	4,129,201	55.1	3,762,689	56.3	9.7
Equity lines	154,764	2.1	108,004	1.6	43.3
Real estate construction	920,711	12.3	799,230	12.0	15.2
Installment	10,981	0.1	15,099	0.2	(27.3)
Other	3,398	0.0	7,059	0.1	(51.9)

Gross loans and leases	$7,499,281	100%	$6,683,645	100%	12.2%

Allowance for loan losses	(92,068)		(64,983)		41.7
Unamortized deferred loan fees	(10,290)		(10,583)		(2.8)
Total loans and leases, net	$7,396,923		$6,608,079		11.9%

Asset Quality Review

Non-performing Assets

Non-performing assets to gross loans and other real estate owned was 1.92% at September 30, 2008, compared to 1.25% at December 31, 2007. Total non-performing assets increased $60.8 million, or 72.7%, to $144.5 million at September 30, 2008, compared with $83.7 million at December 31, 2007, primarily due to a $42.8 million increase in non-accrual loans and a $27.3 million increase in OREO offset by a $9.3 million decrease in loans past due 90 days or more. There was no loan past due 90 days or more still accruing interest as of September 30, 2008.

The following table sets forth the breakdown of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	September 30, 2008	December 31, 2007	% Change
Non-performing assets
Accruing loans past due 90 days or more	$-	$9,265	(100)
Non-accrual loans:
Construction	65,524	29,677	121
Land	8,841	6,627	33
Commercial real estate	10,743	13,336	(19)
Commercial	10,646	6,664	60
Real estate mortgage	5,347	1,971	171
Total non-accrual loans:	$101,101	$58,275	73
Total non-performing loans	101,101	67,540	50
Other real estate owned	43,410	16,147	169
Total non-performing assets	$144,511	$83,687	73
Troubled debt restructurings	$893	$12,601	(93)

Total gross loans outstanding, at period-end	$7,499,281	$6,683,645	12
Non-performing assets as a percentage of gross loans and OREO	1.92%	1.25%

Non-accrual Loans

At September 30, 2008, total non-accrual loans of $101.1 million included thirteen construction loans totaling $65.5 million, fourteen commercial real estate loans totaling $10.7 million, five land loans totaling $8.8 million, twenty-two commercial loans totaling $10.7 million, and ten residential mortgage loans totaling $5.4 million. The $65.5 million of construction loans included four condo construction loans of $32.4 million in Los Angeles County, a $5.0 million town house construction loan in Los Angeles County, a $2.7 million land development loan in Los Angeles County, two condo conversion loans of $10.1 million in San Diego County including a $7.9 million loan that was reported as a troubled debt restructuring in prior quarters, a $9.2 million condo construction loan in the state of Nevada, a $4.1 million construction loan in the Central Valley, California and a $1.4 million condo construction loan in Boston, Massachusetts. The $10.7 million of non-accrual commercial real estate loans included four loans of $4.1 million secured by multi-family residences, a $1.7 million loan secured by a motel in Texas, and $4.9 million in loans secured by industrial buildings, a retail store and a restaurant. Non-accrual loans of $15.8 million were paid off during the third quarter of 2008.

Non-accrual loans increased by $42.8 million, or 73.5%, to $101.1 million at September 30, 2008, from $58.3 million at December 31, 2007. The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	September 30, 2008		December 31, 2007
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/ multi-family residence	$73,270	$265	$26,916	$163
Commercial real estate	5,675	180	14,885	-
Land	11,510	-	9,810	-
Personal property (UCC)	-	7,918	-	6,487
Unsecured	-	2,283	-	14
Total	$90,455	$10,646	$51,611	$6,664

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

The following table presents non-accrual loans by type of businesses in which the borrowers are engaged, as of the dates indicated:

	September 30, 2008		December 31, 2007
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$84,954	$180	$48,794	$-
Wholesale/Retail	153	9,573	845	1,318
Food/Restaurant		141	-	92
Import/Export		752	-	5,254
Other	5,348	-	1,972	-
Total	$90,455	$10,646	$51,611	$6,664

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

Other Real Estate Owned

At September 30, 2008, other real estate owned (“OREO”) increased $14.3 million to $43.4 million from $29.1 million at June 30, 2008. OREO was comprised of thirteen properties, including $13.5 million land zoned for residential and retail purposes in Riverside County, California, $11.6 million for land zoned for apartments in Anaheim, California, an $8.1 million apartment building in Texas, a $6.8 million shopping center in Texas, a $1.4 million hotel in Texas, and seven other properties totaling $2.0 million.

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

Troubled debt restructurings, excluding those on non-accrual status, was comprised of three loans totaling $893,000 at September 30, 2008, compared to four loans totaling $12.6 million at December 31, 2007. Included in troubled debt restructured loans at December 31, 2007, was a $11.7 million condominium conversion construction loan for a project in San Diego County where the interest rate has been reduced to 6.0%. This condominium conversion construction loan was placed on non-accrual status during the third quarter of 2008.

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

The Company identified impaired loans with a recorded investment of $101.1 million at September 30, 2008, compared with $70.0 million at year-end 2007, an increase of $31.1 million, or 44.5%. The Company considers all non-accrual loans to be impaired.  The following table presents impaired loans and the related allowance, as of the dates indicated:

	At September 30, 2008	At December 31, 2007
	(In thousands)

Balance of impaired loans with no allocated allowance	$45,615	$50,249
Balance of impaired loans with an allocated allowance	55,486	19,701
Total recorded investment in impaired loans	$101,101	$69,950
Amount of the allowance allocated to impaired loans	$10,709	$4,937

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

There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of September 30, 2008, and as of December 31, 2007.

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

The allowance for loan losses was $92.0 million and the allowance for off-balance sheet unfunded credit commitments was $5.0 million at September 30, 2008, and represented the amount that the Company believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio. The allowance for credit losses, the sum of allowance for loan losses and for off-balance sheet unfunded credit commitments, was $97.0 million at September 30, 2008, compared to $69.6 million at December 31, 2007. The allowance for credit losses represented 1.29% of period-end gross loans and 96.0% of non-performing loans at September 30, 2008. The comparable ratios were 1.04% of gross loans and 103% of non-performing loans at December 31, 2007.

The following table sets forth information relating to the allowance for credit losses for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$84,856	$60,489	$64,983	$60,220
Provision for credit losses	15,800	2,200	43,800	5,300
Transfers to reserve for off-balance sheet credit commitments	539	189	(399)	(213)
Charge-offs :
Commercial loans	(6,796)	(511)	(8,917)	(6,253)
Construction loans	(3,230)	-	(8,239)	(190)
Real estate loans	(172)	(912)	(893)	(1,030)
Installment loans and other loans	-	-	-	(1)
Total charge-offs	(10,198)	(1,423)	(18,049)	(7,474)
Recoveries:
Commercial loans	1,067	138	1,634	2,911
Construction loans	-	-	83	190
Real estate loans	-	-	-	202
Installment loans and other loans	4	2	16	27
Total recoveries	1,071	140	1,733	3,330
Allowance from acquisitions	-	-	-	432
Balance at end of period	$92,068	$61,595	$92,068	$61,595
Reserve for off-balance sheet credit commitments
Balance at beginning of period	$5,514	$4,871	$4,576	$4,469
Provision for credit losses/transfers	(539)	(189)	399	213
Balance at end of period	$4,975	$4,682	$4,975	$4,682
Average loans outstanding during period ended .	$7,425,818	$6,298,452	$7,118,773	$6,034,326
Total gross loans outstanding, at period-end	$7,499,281	$6,439,407	$7,499,281	$6,439,407
Total non-performing loans, at period-end	$101,101	$50,221	$101,101	$50,221
Ratio of net charge-offs to average loans outstanding during the period	0.49%	0.08%	0.31%	0.09%
Provision for credit losses to average loans outstanding during the period	0.85%	0.14%	0.82%	0.12%
Allowance for credit losses to non-performing loans at period-end	95.99%	131.97%	95.99%	131.97%
Allowance for credit losses to gross loans at period-end	1.29%	1.03%	1.29%	1.03%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

(Dollars in thousands)	September 30, 2008		December 31, 2007
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
Type of Loans:	Amount	Gross Loans	Amount	Gross Loans
Commercial loans	$36,351	21.6%	$24,081	21.1%
Residential mortgage loans	1,902	10.1	1,314	9.9
Commercial mortgage loans	31,334	55.9	26,646	56.4
Real estate construction loans	22,453	12.0	12,906	12.1
Installment loans	28	0.2	36	0.3
Other loans	-	0.2	-	0.2
Total	$92,068	100%	$64,983	100%

The allowance allocated to commercial loans increased to $36.4 million at September 30, 2008, from $24.1 million at December 31, 2007, due to increases in loans risk graded Substandard due in part to weakness in the economy. Non-accrual commercial loans were $10.6 million, or 10.5% of non-accrual loans at September 30, 2008, compared to $6.7 million, or 11.4% at December 31, 2007.

The allowance allocated to residential mortgage loans increased $588,000 from $1.3 million at December 31, 2007, to $1.9 million at September 30, 2008.

The allowance allocated to commercial mortgage loans increased from $26.6 million at December 31, 2007, to $31.3 million at September 30, 2008, due to growth in commercial mortgage loans and increases in loans risk graded Substandard due in part to the weakness in the economy. As of September 30, 2008, there were $19.6 million commercial mortgage loans on non-accrual status compared to $19.9 million at December 31, 2007. Non-accrual commercial mortgage loans comprised 19.4% of non-accrual loans at September 30, 2008, compared to 34.3% at December 31, 2007.

The allowance allocated to construction loans has increased from $12.9 million at December 31, 2007, to $22.5 million at September 30, 2008, due to growth in construction loans and increase in loans risk graded Substandard. The allowance allocated to construction loans as a percentage of total construction loans was 2.6% of construction loans at September 30, 2008 compared to 1.6% at December 31, 2007. At September 30, 2008, construction loans totaling $65.5 million were on non-accrual status which comprised 64.8% of non-accrual loans compared to $29.7 million, or 50.9% at December 31, 2007.

Deposits

At September 30, 2008, total deposits were $6.8 billion, an increase of $570.8 million, or 9.1%, from $6.3 billion at December 31, 2007. All categories of deposits increased during the first nine months of 2008. Time deposit under $100,000 increased $239.2 million, or 18.2%, time deposits of $100,000 or more increased $144.2 million, or 4.9%, and interest-bearing demand deposits increased $142.5 million, or 15.6%. Non-interest-bearing demand deposits, interest-bearing demand deposits, and savings deposits comprised 32.4% of total deposits at September 30, 2008, time deposit accounts of less than $100,000 comprised 22.6% of total deposits, while the remaining 45.0% was comprised of time deposit accounts of $100,000 or more.

The following table displays the deposit mix as of the dates indicated:

	September 30, 2008	% of Total	December 31, 2007	% of Total
Deposits	(Dollars in thousands)
Non-interest-bearing demand	$821,233	12.0%	$785,364	12.5%
NOW	270,763	3.9	231,583	3.7
Money market	785,119	11.5	681,783	10.8
Savings	340,316	5.0	331,316	5.3
Time deposits under $100,000	1,550,433	22.6	1,311,251	20.9
Time deposits of $100,000 or more	3,081,306	45.0	2,937,070	46.8
Total deposits	$6,849,170	100.0%	$6,278,367	100.0%

At September 30, 2008, brokered deposits which are included in time deposits under $100,000 increased to $888.0 million, a $255.4 million increase from $632.6 million at December 31, 2007.

Borrowings

Borrowings include Federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Federal funds purchased were $33.0 million with at rate of 0.5% as of September 30, 2008, compared to $41.0 million with a weighted average rate of 4.00% as of December 31, 2007.

Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 3.83% at September 30, 2008, compared to $1.4 billion with a weighted average rate of 3.57% at December 31, 2007. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million are with initial fixed rates ranging from 1.00% and 3.50% with initial fixed rate terms ranging from six months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter.

At September 30, 2008, included in long-term transactions are twenty-three repurchase agreements totaling $1.2 billion that were callable but which had not been called. Six fixed-to-floating rate repurchase agreements of $50.0 million each have variable interest rates currently at a range from 3.50% to 3.75% maximum rate until their final maturities in September 2014. Four floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates ranging from 4.89% to 5.07%, until their final maturities in January 2017. Ten floating-to-fixed rate repurchase agreements totaled $550.0 million have fixed interest rates ranging from 4.29% to 4.78%, until their final maturities in 2014. Two floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates at 4.75% and 4.79%, until their final maturities in 2011. One floating-to-fixed rate repurchase agreement of $50.0 million has a fixed interest rate at 4.83% until its final maturity in 2012.

Total advances from the FHLB of San Francisco decreased $98.5 million to $1.3 billion at September 30, 2008 from $1.4 billion at December 31, 2007. Non-puttable advances totaled $576.7 million with a weighted rate of 3.54% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at September 30, 2008. The FHLB has the right to terminate the puttable transaction at par at each three-month anniversary after the first puttable date. FHLB advances of $300.0 million at a weighted average rate of 4.31% were puttable as of September 30, 2008. The remaining puttable FHLB advances of $400.0 million at a weighted average rate of 4.50% are puttable at the second anniversary date in 2009.

Long-term Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. This instrument matures on September 29, 2016, and bears interest at a per annum rate based on the three month LIBOR plus 110 basis points, payable on a quarterly basis. At September 30, 2008, the per annum interest rate on the subordinated debt was 4.86% compared to 5.93% at December 31, 2007. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp. The five special purpose trusts are considered variable interest entities under FIN 46R. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company. At September 30, 2008, junior subordinated debt securities totaled $121.1 million with a weighted average interest rate of 5.24% compared to $121.1 million with a weighted average rate of 7.13% at December 31, 2007. The junior subordinated debt securities have a stated maturity term of 30 years and are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of September 30, 2008. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$4,542,594	$87,773	$1,365	$7	$4,631,739
Federal funds purchased	33,000	-	-	-	33,000
Securities sold under agreements to repurchase (1)	-	100,000	50,000	1,400,000	1,550,000
Advances from the Federal Home Loan Bank (2)	210,000	334,013	732,700	-	1,276,713
Other borrowings	-	-	-	19,541	19,541
Long-term debt	-	-	-	171,136	171,136
Operating leases	6,408	8,405	5,620	3,917	24,350
Total contractual obligations and other commitments	$4,792,002	$530,191	$789,685	$1,594,601	$7,706,479

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

Capital Resources

Stockholders’ equity of $1.0 billion at September 30, 2008, increased by $30.2 million, or 3.1%, compared to $971.9 million at December 31, 2007. The following table summarizes the activity in stockholders’ equity:

Nine months ended
(In thousands)	September 30, 2008
Net income	$53,421
Proceeds from shares issued to the Dividend Reinvestment Plan	1,931
Proceeds from exercise of stock options	372
Tax short-fall from stock-based compensation expense	(240)
Share-based compensation	5,828
Changes in other comprehensive income	(15,376)
Cumulative effect adjustment as a result of adoption of EITF No. 06-4
Accounting for Deferred Compensation and Postretirement Benefit
Aspects of Endorsement Split-Dollar Life Insurance Arrangements	(147)
Cash dividends paid	(15,555)
Net increase in stockholders' equity	$30,234

On November 2007, the Company announced that its Board of Directors had approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock following the completion of the stock repurchase program of May 2007. During 2007, the Company repurchased 2,829,203 shares of common stock for $92.4 million, or an average price of $32.67 per share. No shares were purchased during the first nine months of 2008. At September 30, 2008, 622,500 shares remain under the Company’s November 2007 repurchase program.

The Company declared a cash dividend of 10.5 cents per share for distribution in January 2008 on 49,342,991 shares outstanding, in April 2008 on 49,382,350 shares outstanding, in July 2008 on 49,419,098 shares outstanding, and in October on 49,477,706 shares outstanding. Total cash dividends paid in 2008, including the $5.2 million paid in October, amounted to $20.8 million.

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

The Bancorp established five special purpose trusts for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp. The junior subordinated debt of $121.1 million as of September 30, 2008, were included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of September 30, 2008. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 6.0%, total risk-based ratio equal to or greater than 10.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Bancorp’s and the Bank’s capital and leverage ratios as of September 30, 2008, and December 31, 2007:

	Cathay General Bancorp				Cathay Bank
	September 30, 2008		December 31, 2007		September 30, 2008		December 31, 2007
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$810,385	9.39	$755,431	9.09	$801,116	9.30	$750,698	9.04
Tier 1 capital minimum requirement	345,121	4.00	332,384	4.00	344,729	4.00	332,014	4.00
Excess	$465,264	5.39	$423,047	5.09	$456,387	5.30	$418,684	5.04

Total capital (to risk-weighted assets)	$956,494	11.09	$874,056	10.52	$948,159	11.00	$870,257	10.49
Total capital minimum requirement	690,243	8.00	664,768	8.00	689,459	8.00	664,027	8.00
Excess	$266,251	3.09	$209,288	2.52	$258,700	3.00	$206,230	2.49

Tier 1 capital (to average assets)
– Leverage ratio	$810,385	7.65	$755,431	7.83	$801,116	7.58	$750,698	7.79
Minimum leverage requirement	423,518	4.00	385,812	4.00	422,927	4.00	385,269	4.00
Excess	$386,867	3.65	$369,619	3.83	$378,189	3.58	$365,429	3.79

Risk-weighted assets	$8,628,036		$8,309,598		$8,618,233		$8,300,343
Total average assets (1)	$10,587,960		$9,645,310		$10,573,184		$9,631,720

(1)
The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable  fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments,” although both the Company and its banking subsidiary meet all applicable regulatory capital requirements and remain well capitalized, the Company has applied for participation in the Capital Purchase Program.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”). At September 30, 2008, our liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was at 15.8% same as year-end 2007.

To supplement its liquidity needs, the Bank maintains a total credit line of $305.0 million for federal funds with six correspondent banks, and master agreements with brokerage firms for the sale of securities subject to repurchase. The Bank is also a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of September 30, 2008, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.7 billion. The total credit outstanding with the FHLB of San Francisco at September 30, 2008, was $1.3 billion. These borrowings are secured by loans and securities.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities available-for-sale. At September 30, 2008, investment securities available-for-sale at fair value totaled $2.6 billion, with $2.5 billion pledged as collateral for borrowings and other commitments. The remaining $66.4 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 98% of the Company’s time deposits are maturing within one year or less as of September 30, 2008. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

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

We have established a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. The Company’s simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level in our policy to value the net economic value of our portfolio of assets and liabilities to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. At September 30, 2008, the market value of equity exceeded management’s 15% limit for a hypothetical upward rate change of 200 basis points. Management intends to take steps to reduce this exposure.

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of September 30, 2008:

	Net Interest	Market Value
	Income	of Equity
	Volatility (1)	Volatility (2)
Change in Interest Rate (Basis Points)	September 30, 2008	September 30, 2008
+200	-3.2	-20.9
+100	-0.5	-8.5
-100	-1.8	10.8
-200	-4.4	11.3

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

Item 1a. RISK FACTORS.

Item 1A, "Risk Factors," of our Annual Report on Form 10-K for 2007 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for 2007.

U.S. and international financial markets and economic conditions could adversely affect our liquidity, results of operations, and financial condition.

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments,” global capital markets and economic conditions continue to be adversely affected and the resulting disruption has been particularly acute in the financial sector. Although the Company remains well capitalized and has not suffered any significant liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers realize the impact of an economic slowdown and recession. In addition, the severity and duration of these adverse conditions are unknown and may exacerbate the Company’s exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. Accordingly, continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity, financial condition, results of operations and profitability.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2008 - July 31, 2008)	0	$0	0	622,500
Month #2 (August 1, 2008 - August 31, 2008)	0	$0	0	622,500
Month #3 (September 1, 2008 - September 30, 2008)	0	$0	0	622,500
Total	0	$0	0	622,500

On November 2007, the Company announced that its Board of Directors had approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock following the completion of the stock repurchase program of May 2007. During 2007, the Company repurchased 2,829,203 shares of common stock for $92.4 million, or an average price of $32.67 per share. No shares were purchased during the first nine months of 2008. At September 30, 2008, 622,500 shares remain under the Company’s November 2007 repurchase program.

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

Cathay General Bancorp (Registrant)

Date: November 10, 2008	By:	/s/ Dunson K. Cheng

Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: November 10, 2008	By:	/s/ Heng W. Chen

Heng W. Chen Executive Vice President and Chief Financial Officer