Form 10-K
period 2008-12-31
CATHAY GENERAL BANCORP
filed 2009-03-02
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Large accelerated filer ☑     Accelerated filer ☐    Non-accelerated filer ☐     Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2008) was $474,203,445. This value is estimated solely for the purposes of this cover page. The market value of shares held by Registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded because they may be considered to be affiliates of the Registrant.

As of February 17, 2009, there were 49,542,263 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

•

Portions of Registrant’s definitive proxy statement relating to Registrant’s 2009 Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2008, are incorporated by reference into Part III.

CATHAY GENERAL BANCORP

2008 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

In this Annual Report on Form 10-K, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “shall”, “should,” “will,” “predicts,” “potential,” “continue,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

•	significant volatility and deterioration in the credit and financial markets; and adverse changes in economic conditions;

•	the effects of the Emergency Economic Stabilization Act and the Troubled Asset Relief Program (TARP) and any changes or amendments thereto;

•	deterioration in asset or credit quality;

•	the availability of capital;

•	the impact of any goodwill impairment that may be determined;

•	acquisitions of other banks, if any;

•	fluctuations in interest rates;

•	the soundness of other financial institutions;

•	expansion into new market areas;

•	earthquakes, wildfires, or other natural disasters;

•	competitive pressures;

•	legislative, regulatory, and accounting rule changes and developments; and

•

general economic or business conditions in California and other regions where the Bank has operations, including, but not limited to, adverse changes in economic conditions resulting from a prolonged economic downturn.

These and other factors are further described in this Annual Report on Form 10-K for the year ended December 31, 2008 (at Item 1A in particular), other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings we make in the future with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, we caution readers not to place undue reliance on any forward-looking statements, which speak to the date of this report. We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision of any forward-looking statement to reflect future developments or events, except as required by law.

PART I

Item 1. Business.

Business of Bancorp

Overview

Cathay General Bancorp is a corporation that was organized in 1990 under the laws of the State of Delaware. We are the holding company of Cathay Bank, a California state-chartered commercial bank. Our principal current business activity is to hold all of the outstanding stock of Cathay Bank. In the future, we may become an operating company or acquire savings institutions, other banks, or companies engaged in bank-related activities and may engage in or acquire such other businesses, or activities as may be permitted by applicable law. Our principal place of business is currently located at 777 North Broadway, Los Angeles, California 90012, and our telephone number at that location is (213) 625-4700. In addition, certain of our administrative offices are located in El Monte, California and our address there is 9650 Flair Drive, El Monte, California 91731. Our common stock is traded on the NASDAQ Global Select Market and our trading symbol is “CATY”.

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

Business of the Bank

General

Cathay Bank was incorporated under the laws of the State of California on August 22, 1961, and was licensed by the California Department of Financial Institutions (previously known as the California State Banking Department), and commenced operations as a California state-chartered bank on April 19, 1962. Cathay Bank is an insured bank under the Federal Deposit Insurance Act by the Federal Deposit Insurance Corporation (the “FDIC”), but it is not a member of the Federal Reserve System.

The Bank’s head office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. In addition, as of December 31, 2008, the Bank had branch offices in Southern California (21 branches), Northern California (10 branches), New York (nine branches), Massachusetts (one branch), Texas (two branches), Washington (three branches), Illinois (three branches), New Jersey (one branch), Hong Kong (one branch) and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the FDIC. Each branch has loan approval rights subject to the branch manager’s authorized lending limits. Current activities of the Shanghai and Taipei representative offices are limited to coordinating the transportation of documents to the Bank’s head office and performing liaison services.

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

As a commercial bank, the Bank accepts checking, savings, and time deposits, and makes commercial, real estate, personal, home improvement, automobile, and other installment and term loans. From time to time, the Bank invests available funds in other interest-earning assets, such as U.S. Treasury securities, U.S. government agency securities, state and municipal securities, mortgage-backed securities, asset-backed securities, corporate bonds, and other security investments. The Bank also provides letters of credit, wire transfers, forward currency spot and forward contracts, traveler’s checks, safe deposit, night deposit, Social Security payment deposit, collection, bank-by-mail, drive-up and walk-up windows, automatic teller machines (“ATM”), Internet banking services, and other customary bank services.

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

Through its division, Cathay Wealth Management, the Bank provides its customers the ability to trade stocks online and to purchase mutual funds, annuities, equities, bonds, and short-term money market instruments, through PrimeVest Financial Services. These products are not insured by the FDIC.

Securities

The Bank’s securities portfolio is managed in accordance with a written Investment Policy which addresses strategies, types, and levels of allowable investments, and which is reviewed and approved by our Board of Directors on an annual basis.

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

Loans

The Bank’s Board of Directors and senior management establish, review, and modify the Bank’s lending policies. These policies include (as applicable) a potential borrower’s financial condition, ability to repay the loan, character, existence of secondary repayment source (such as guaranties), quality and availability of collateral, capital, leverage capacity of the borrower, regulatory guidelines, market conditions for the borrower’s business or project, and prevailing economic trends and conditions. Loan originations are obtained through a variety of sources, including existing customers, walk-in customers, referrals from brokers or existing customers, and advertising. While loan applications are accepted at all branches, the Bank’s centralized document department supervises the application process including documentation of loans, review of appraisals, and credit reports.

Commercial Mortgage Loans. Commercial mortgage loans are typically secured by first deeds of trust on commercial properties. Our commercial mortgage portfolio includes primarily commercial retail properties, shopping centers, and owner-occupied industrial facilities, and, secondarily, office buildings, multiple-unit apartments, and multi-tenanted industrial properties.

The Bank also makes medium-term commercial mortgage loans which are generally secured by commercial or industrial buildings where the borrower uses the property for business purposes or derives income from tenants.

Commercial Loans. The Bank provides financial services to diverse commercial and professional businesses in its market areas. Commercial loans consist primarily of short-term loans (normally with a maturity of up to one year) to support general business purposes, or to provide working capital to businesses in the form of lines of credit to finance trade. The Bank continues to focus primarily on commercial lending to small-to-medium size businesses within the Bank’s geographic market areas. The Bank syndicates loans, typically more than $20 million in principal amount, with other financial institutions to limit its credit exposure. Commercial loan pricing is generally at a rate tied to the prime rate, as quoted in The Wall Street Journal, or the Bank’s reference rate.

SBA Loans. The Bank originates SBA loans under the national “preferred lender” status. Preferred lender status is granted to a lender which has made a certain number of SBA loans and which, in the opinion of the SBA, has staff qualified and experienced in small business loans. As a preferred lender, the Bank’s SBA Lending Group has the authority to issue, on behalf of the SBA, the SBA guaranty on loans under the 7(a) program which may result in shortening the time it takes to process a loan. In addition, under this program, the SBA delegates loan underwriting, closing, and most servicing and liquidation authority and responsibility to selected lenders.

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

Residential Mortgage Loans. The Bank originates single-family-residential mortgage loans. The single-family-residential mortgage loans are comprised of conforming, nonconforming, and jumbo residential mortgage loans, and are secured by first or subordinate liens on single (one-to-four) family residential properties. The Bank’s products include a fixed-rate residential mortgage loan and an adjustable-rate residential mortgage loan. Mortgage loans are underwritten in accordance with the Bank’s and regulatory guidelines, on the basis of the borrower’s financial capabilities, independent appraisal of value of the property, historical loan quality, and other relevant factors. As of December 31, 2008, approximately 78% of the Bank’s residential mortgages were for properties located in California.

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

Distribution and Maturity of Loans. Information concerning types, distribution, and maturity of loans is included in this Annual Report on Form 10-K at Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 6 to the Consolidated Financial Statements.

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

Under the Bank’s current policy, a loan will generally be placed on a non-accrual status if interest or principal is past due 90 days or more, or in cases where management deems the full collection of principal and interest unlikely. When a loan is placed on non-accrual status, any current year unpaid accrued interest is reversed against current income and any unpaid accrued interest from the prior year is reversed against the allowance for loan losses. Thereafter, any payment is generally first applied towards the principal balance. Depending on the circumstances, management may elect to continue the accrual of interest on certain past due loans if partial payment is received or the loan is well-collateralized, and in the process of collection. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. A non-accrual loan may also be returned to accrual status if all principal and interest contractually due are reasonably assured of repayment within a reasonable period and there has been a sustained period of payment performance. Information concerning non-accrual, past due, and restructured loans is included in this Annual Report on Form 10-K at Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 6 to the Consolidated Financial Statements.

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

Deposits

The Bank offers a variety of deposit products in order to meet its customers’ needs. As of December 31, 2008, the Bank offered passbook accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, college certificates of deposit, and public funds deposits. These products are priced in order to promote growth of deposits.

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

Borrowings

Borrowings from time to time include securities sold under agreements to repurchase, the purchase of federal funds, funds obtained as advances from the FHLB, borrowing from other financial institutions, subordinated debt, and Junior Subordinated Notes. Information concerning the types, amounts, and maturity of borrowings is included in Note 11 and Note 12 to the Consolidated Financial Statements.

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

In 2007, we opened three new branches: one in Southern California, one in Texas, and one in Washington. We also converted our Hong Kong representative office into a full service branch in May 2007. We intend to open a branch in Dublin, California in the first half of 2009.

Subsidiaries of Cathay Bank

Cathay Real Estate Investment Trust (“CB REIT”) is a real estate investment trust subsidiary of the Bank that was formed in February 2003 to provide the Bank with flexibility in raising capital. During 2003, the Bank contributed $1.13 billion in loans and securities to CB REIT in exchange for 100% of the common stock of CB REIT. CB REIT sold $4.4 million in 2003 and $4.2 million in 2004 of its 7.0% Series A Non-Cumulative preferred stock to accredited investors. During 2005, CB REIT repurchased $131,000 of its preferred stock. At December 31, 2008, total assets of CB REIT were consolidated with the Company and totaled approximately $1.53 billion.

GBC Real Estate Investments, Inc. is a wholly-owned subsidiary of the Bank. The purpose of this subsidiary is to engage in real estate investment activities. To date, there have been no transactions involving this subsidiary.

GB Capital Trust II (“GB REIT”) was incorporated in January 2002 which was to provide General Bank with flexibility in raising capital. As a result of our merger with GBC Bancorp in 2003, the Bank owns 100% of the voting common trust units issued by the GB REIT. At December 31, 2008, total assets of GB REIT were consolidated with the Company and were approximately $936 million.

Cathay Community Development Corporation (“CCDC”) is a wholly-owned subsidiary of the Bank and was incorporated on September 14, 2006. The primary mission of CCDC is to help in the development of low-income neighborhoods in the Bank's California and New York service areas by providing or facilitating the availability of capital to businesses and real estate developers working to renovate these neighborhoods. On October 6, 2006, CCDC formed a wholly-owned subsidiary, Cathay New Asia Community Development Corporation (“CNACDC), for the purpose of assuming New Asia Bank’s pre-existing New Markets Tax Credit activities in the greater Chicago area by providing or facilitating the availability of capital to businesses and real estate developers working to renovate these neighborhoods. CNACDC has been certified as a community development entity and is seeking to participate in the U.S. Treasury Department's New Markets Tax Credit program.

Cathay Holdings LLC (“CHLLC”) was incorporated in December, 2007 and Cathay Holdings 2 LLC (“CHLLC2”) was incorporated in January, 2008. They are wholly-owned subsidiaries of the Bank. The purpose of these subsidiaries is to hold other real estate owned in the state of Texas that was transferred from the Bank. As of December 31, 2008, CHLLC owned one property of $5.4 million and CHLLC2 owned one property of $7.1 million. In December, 2008, the Bank formed a wholly-owned subsidiary, Cathay Holdings 3 LLC (“CHLLC3”), for the purpose of holding certain real estate owned in the state of Texas transferred from the Bank as to which CB REIT owned a participation interest. As of December 31, 2008, CHLLC3 owned one property valued at $10.8 million.

In 2008, we dissolved Cathay Trade Services, Asia Limited, in Hong Kong and transferred its letters of credit business to our Hong Kong full service branch.

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

If a proposed loan exceeds the Bank’s internal lending limits, the Bank has, in the past, and may in the future, arrange the loan on a participation basis with correspondent banks. The Bank also assists customers requiring other services not offered by the Bank to obtain these services from its correspondent banks.

In California, at least two Chinese-American banks of comparable size compete for loans and deposits with the Bank and at least two super-regional banks compete with the Bank for deposits. In addition, there are many other Chinese-American banks in both Southern and Northern California. Banks from the Pacific Rim countries, such as Taiwan, Hong Kong, and China also continue to open branches in the Los Angeles area, thus increasing competition in the Bank’s primary markets. See discussion below in Part I — Item 1A — “Risk Factors”.

Employees

As of December 31, 2008, the Bank and its subsidiaries employed approximately 1,044 persons, including 360 banking officers. None of the employees are represented by a union. We believe that our relations with our employees are good.

Available Information

We invite you to visit our website at www.cathaybank.com, to access free of charge the Bancorp's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (the “SEC”). In addition, you can write to us to obtain a free copy of any of those reports at Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012, Attn: Investor Relations. These reports are also available through the SEC’s Public Reference Room, located at 100 F Street NE, Washington, DC 20549 and online at the SEC’s website, located at www.sec.gov. Investors can obtain information about the operation of the SEC’s Public Reference Room by calling 800-SEC-0300.

Regulation and Supervision

General

The Bancorp and the Bank are subject to significant regulation and restrictions by federal and state regulatory agencies. The following discussion of statutes and regulations is a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. From time to time, federal and state legislation is enacted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.

Several proposals for legislation that could substantially intensify the regulation of the financial services industry (including a possible comprehensive overhaul of the financial institutions regulatory system) are expected to be introduced and possibly enacted in the new Congress in response to the current economic downturn and financial industry instability. Other legislative and regulatory initiatives which could affect the Bancorp and the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the Congress, the California legislature, and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions, and may subject the Bancorp and the Bank to increased regulation, disclosure, and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Bancorp or the Bank would be affected thereby. We cannot predict whether or when potential legislation will be enacted, and if enacted, the effect that it, or any implemented regulations and supervisory policies, would have on our financial condition or results of operations.

Recent Economic Developments, Legislation and Regulatory Initiatives

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans and other factors have resulted in uncertainty in the financial markets in general and a related general economic downturn, which continued through 2008 and are anticipated to continue at least well through 2009. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and residential construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many commercial as well as residential loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Bank and bank holding company stock prices have been significantly negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. The bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement orders and other supervisory actions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

On February 10, 2009, the U.S. Treasury and the federal bank regulatory agencies announced in a Joint Statement a new Financial Stability Plan which would include additional capital support for banks under a Capital Assistance Program, a public-private investment fund to address existing bank loan portfolios and expanded funding for the Federal Reserve Board’s pending Term Asset-Backed Securities Loan Facility to restart lending and the securitization markets.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law by President Obama. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, until the institution has repaid the U.S. Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

The executive compensation standards are more stringent than those currently in effect under the TARP Capital Purchase Program or those previously proposed by the U.S. Treasury. The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee’s total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “Say on Pay” shareholder vote on the compensation of executives.

On February 23, 2008, the U.S. Treasury and the federal bank regulatory agencies issued a Joint Statement providing further guidance with respect to the Capital Assistance Program (“CAP”) announced February 10, 2009, including: (i) that the CAP will be initiated on February 25, 2009 and will include “stress test” assessments of major banks and that should the “stress test” indicate that an additional capital buffer is warranted, institutions will have an opportunity to turn first to private sources of capital; otherwise the temporary capital buffer will be made available from the government; (ii) such additional government capital will be in the form of mandatory convertible preferred shares, which would be converted into common equity shares only as needed over time to keep banks in a well-capitalized position and can be retired under improved financial conditions before the conversion becomes mandatory; and (iii) previous capital injections under the TARP Capital Purchase Program will also be eligible to be exchanged for the mandatory convertible preferred shares. The conversion of preferred shares to common equity shares would enable institutions to maintain or enhance the quality of their capital by increasing their tangible common equity capital ratios; however, such conversions would necessarily dilute the interests of existing shareholders.

On February 25, 2009, the first day the CAP program was initiated, the U.S. Treasury released the actual terms of the program, stating that the purpose of the CAP is to restore confidence throughout the financial system that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to a more severe economic environment, and to support lending to creditworthy borrowers. Under the CAP terms, eligible U.S. banking institutions with assets in excess of $100 billion on a consolidated basis are required to participate in coordinated supervisory assessments, which are forward-looking “stress test” assessments to evaluate the capital needs of the institution under a more challenging economic environment. Should this assessment indicate the need for the bank to establish an additional capital buffer to withstand more stressful conditions, these larger institutions may access the CAP immediately as a means to establish any necessary additional buffer or they may delay the CAP funding for six months to raise the capital privately. Eligible U.S. banking institutions with assets below $100 billion may also obtain capital from the CAP. The CAP program does not replace the TARP Capital Purchase Program, but is an additional program to the TARP Capital Purchase Program, and is open to eligible institutions regardless of whether they participated in the TARP Capital Purchase Program. The deadline to apply to the CAP is May 25, 2009. Recipients of capital under the CAP will be subject to the same executive compensation requirements as if they had received TARP Capital Purchase Program.

The EESA also increased Federal Deposit Insurance Corporation (“FDIC”) deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2009 with no increase in deposit insurance premiums paid by the banking industry. In addition, the FDIC has implemented two temporary liquidity programs to (i) provide deposit insurance for the full amount of most non-interest bearing transaction accounts (the “Transaction Account Guarantee”) through the end of 2009 and (ii) guarantee certain unsecured debt of financial institutions and their holding companies through June 2012 under a temporary liquidity guarantee program (the “Debt Guarantee Program” and together the “TLGP”). The Company and the Bank have elected to participate in the Debt Guarantee Program, but do not expect to issue any debt under the Temporary Liquidity Guarantee Program (“TLGP”). The FDIC charges “systemic risk special assessments” to depository institutions that participate in the TLGP. The FDIC has recently proposed that Congress give the FDIC expanded authority to charge fees to those holding companies which benefit directly and indirectly from the FDIC guarantees.

Bank Holding Company Regulation

The Bancorp is a bank holding company within the meaning of the Bank Holding Company Act (“BHCA”) and is registered as such with the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its non-banking subsidiaries. It is also subject to supervision and examination by the Federal Reserve Board. Examinations are designed to inform the Federal Reserve Board of the financial condition and nature of the operations of the bank holding company and its subsidiaries and to monitor compliance with the BHCA and other laws affecting the operations of bank holding companies. To determine whether potential weaknesses in the condition or operations of bank holding companies might pose a risk to the safety and soundness of their subsidiary banks, examinations focus on whether a bank holding company has adequate systems and internal controls in place to manage the risks inherent in its business, including credit risk, interest rate risk, market risk (for example, from changes in value of portfolio instruments and foreign currency), liquidity risk, operational risk, legal risk, and reputation risk.

Bank holding companies may be subject to potential enforcement actions by the Federal Reserve Board for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the Federal Reserve Board Enforcement actions may include the issuance of cease and desist orders, the imposition of civil money penalties, the requirement to meet and maintain specific capital levels for any capital measure, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against officers or directors and other “institution-affiliated” parties.

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

The source-of-strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” The prompt corrective action regulatory framework is discussed below. See “Prompt Corrective Action Provisions” below. Under the prompt corrective action regulations, the subsidiary bank will be required to submit to its federal regulator a capital restoration plan and to comply with the plan. Each parent company that controls the subsidiary bank will be required to provide assurances of compliance by the bank with the capital restoration plan. However, the aggregate liability of such parent companies will not exceed the lesser of (i) 5% of the bank’s total assets at the time it became undercapitalized and (ii) the amount necessary to bring the bank into compliance with the plan. Failure to restore capital under a capital restoration plan can result in the bank’s being placed into receivership if it becomes critically undercapitalized. A bank subject to prompt corrective action also may affect its parent bank holding company in other ways. These include possible restrictions or prohibitions on dividends to the parent bank holding company by the bank; subordinated debt payments to the parent; and other transactions between the bank and the holding company. In addition, the regulators may impose restrictions on the ability of the holding company itself to pay dividends; require divestiture of holding company affiliates that pose a significant risk to the bank; or require divestiture of the undercapitalized subsidiary bank.

A bank holding company is generally required to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth.

A bank holding company is also required to obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if it would thereby directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock. Prior approval from the Federal Reserve is also required in connection with the acquisition of control of a bank or another bank holding company, or business combinations with another bank holding company.

The business activities and investments of bank holding companies are also regulated by the BHCA. Bank holding companies, as a general rule, are prohibited from acquiring direct or indirect control of more than 5% of the outstanding voting shares of any company that is not engaged in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. However, subject to certain prior approval or notification to the Federal Reserve Board, bank holding companies are permitted to engage directly or indirectly through a subsidiary, or acquire shares of companies engaged in those activities determined by the Federal Reserve Board to be so closely related to banking as to be deemed a proper incident thereto. As a general rule, such “closely related” activities do not include underwriting or dealing in securities or underwriting of insurance. Activities that are determined to be “financial in nature” or are incidental or complementary to such activities may be engaged in without prior Federal Reserve approval or notice by bank holding companies that elect and continue to meet the requirements to maintain “financial holding company” status under the BHCA. Pursuant to the Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLBA”), in order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act (“CRA”). Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. Financial activities are broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Bancorp has not elected financial holding company status even though it qualifies to do so.

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

Bank Regulation

As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the California Department of Financial Institutions (“DFI”) and the FDIC, and must comply with applicable regulations of the Federal Reserve Board. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, its activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. Supervision, examination and enforcement actions by these agencies are generally intended to protect depositors, creditors, borrowers and the deposit insurance fund and generally are not intended for the protection of stockholders.

Under the California Financial Code, California banks have all the powers of a California corporation, subject to the general limitation of state bank powers under the Federal Deposit Insurance Act (“FDIA”) to those permissible for national banks. California banks may engage in the “commercial banking business,” which generally encompasses lending, deposit-taking, and all other kinds of banking business in which banks, including national banks, customarily engage in the United States. Further, California banks may form subsidiaries to engage in the non-banking activities commonly conducted by national banks in “operating subsidiaries.” Federal law prohibits the Bank and its subsidiaries from engaging in any banking activities in which a national bank (acting as principal rather than agent) cannot engage, unless the activity is found by the FDIC not to pose a significant risk to the deposit insurance fund. This prohibition does not extend to those activities in which the Bank (or a subsidiary of the Bank) is authorized under state law to engage as agent, advisor, custodian, administrator, or trustee for its customer.

In addition, under GLBA, the Bank may engage in expanded financial activities through specially qualified “financial subsidiaries” to the same extent as a national bank. In order to form a financial subsidiary, the Bank must be well-capitalized and would be subject to the same capital deduction, risk management and affiliate transaction rules as apply to national banks. Generally, a financial subsidiary is permitted to engage in activities as may a financial holding company that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank to conduct directly within the bank. However, a bank financial subsidiary may not engage as principal in underwriting insurance (other than credit life insurance), issue annuities, or engage in real estate development or investment or merchant banking. Presently, none of the Bank’s subsidiaries are financial subsidiaries.

The Bank operates branches and/or loan production offices in California, New York, Illinois, Massachusetts, Texas, Washington and New Jersey. While the California Department of Financial Institutions remains the Bank’s primary state regulator, the Bank’s operations in these jurisdictions are subject to examination and supervision by local bank regulators, and transactions with customers in those jurisdictions are subject to local laws, including consumer protection laws. The Bank also operates a branch in Hong Kong and representative offices in Taipei and in Shanghai. The operations of these offices (and limits on the scope of their activities) and the Hong Kong branch are subject to local law in those jurisdictions in addition to regulation and supervision by the California Department of Financial Institutions and the Federal Reserve Board.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. First quarter 2009 assessment rates were increased to between 12 and 50 cents for every $100 of domestic deposits, with most banks paying between 12 and 14 cents.

On February 27, 2009, the FDIC approved an interim rule to institute a one-time special assessment of 20 cents per $100 in domestic deposits to restore the DIF reserves depleted by recent bank failures. The interim rule additionally reserves the right of the FDIC to charge an additional up-to-10 basis point special premium at a later point if the DIF reserves continue to fall. The FDIC also approved an increase in regular premium rates for the second quarter of 2009. For most banks this will be between 12 to 16 basis points per $100 in domestic deposits. Premiums for the rest of 2009 have not yet been set.

Additionally, by participating in the FDIC’s TLGP, banks temporarily become subject to an additional assessment on deposits in excess of $250,000 in certain transaction accounts and additionally for assessments from 50 basis points to 100 basis points per annum depending on the initial maturity of the debt. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0113% of insured deposits in fiscal 2008. These assessments will continue until the FICO bonds mature in 2017.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DFI.

Capital Adequacy Requirements

The Bank (as well as the Bancorp) is subject to capital adequacy guidelines and prompt corrective action regulations. Those regulations incorporate both risk-based and leverage capital requirements. These capital adequacy guidelines define capital in terms of “core capital elements,” or Tier 1 capital, and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair value. The following items are included as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus, including trust preferred securities (but not in excess of 25% of Tier 1 capital); and (iii) minority interests in the equity accounts of consolidated subsidiaries. Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

The minimum required ratio of qualifying total capital to total risk-weighted assets, or the total risk-based capital ratio, is 8.0%, at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets, or the Tier 1 risk-based capital ratio, is 4.0%. Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2008, the Bank’s total risk-based capital ratio was 13.42% and its Tier 1 risk-based capital ratio was 11.60%. As of December 31, 2008, the Bancorp’s Total Risk-Based Capital ratio was 13.94% and its Tier 1 risk-based capital ratio was 12.12%

The risk-based capital requirements also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy. The risk-based capital regulations also include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank’s capital adequacy. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from adverse movements in interest rates. While interest risk is inherent in a bank’s role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the institution. Bank holding companies and banks engaged in significant trading activity (trading assets constituting 10% or more of total assets, or $1 billion or more) may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. Neither the Bancorp nor the Bank is currently subject to the market risk capital rules.

The Bancorp and the Bank are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2008, the Bank’s leverage capital ratio was 9.38%, and the Bancorp’s leverage capital ratio was 9.79%, both ratios exceeding regulatory minimums.

The current risk-based capital guidelines which apply to the Company and the Bank are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements, became mandatory for large or “core” international banks outside the U.S. in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more); is optional for others, and if adopted, must first be complied with in a “parallel run” for two years along with the existing Basel I standards. In January 2009, the Basel Committee proposed to reconsider regulatory-capital standards, supervisory and risk-management requirements and additional disclosures in the final new accord in response to recent worldwide developments.

In July 2008, the U.S. federal banking agencies issued a proposed rule that would give banking organizations that do not use the Basel II advanced approaches the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. A definitive final rule has not been issued. The U.S. banking agencies have indicated, however, that they will retain the minimum leverage requirement for all U.S. banks.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action when a bank falls below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (total risk-based capital ratio of 10%; Tier 1 risk-based capital ratio of 6%; and leverage capital ratio of 5% and not subject to any order or written directive by any regulatory authority to meet and maintain a specific capital level for any capital measure); “adequately capitalized” (total risk-based capital ratio of 8%; Tier 1 risk-based capital ratio of 4%; and leverage capital ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (total risk-based capital ratio of less than 8%; Tier 1 risk-based capital ratio of less than 4%; or leverage capital ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (total risk-based capital ratio of less than 6%; Tier 1 risk-based capital ratio of less than 3%; or leverage capital ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment. Undercapitalized banks are required to submit capital restoration plans and, during any period of capital inadequacy, may not pay dividends or make other capital distributions, are subject to asset growth and expansion restrictions and may not be able to accept brokered deposits. At each successively lower capital category, banks are subject to increased restrictions on operations.

The Federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet safety and soundness standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted or the deficiency is not corrected.

Dividends

Holders of the Bancorp’s common stock and preferred stock are entitled to receive dividends as and when declared by the board of directors out of funds legally available therefore under the laws of the State of Delaware. Delaware corporations such as the Bancorp may make distributions to their stockholders out of their surplus, or out of their net profits for the fiscal year in which the dividend is declared and for the preceding fiscal year. However, dividends may not be paid out of a corporation’s net profits if, after the payment of the dividend, the corporation’s capital would be less than the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets.

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

The powers of the board of directors of the Bank to declare a cash dividend to its holding company is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFI in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. The amount of retained earnings available for cash dividends to the Bancorp immediately after December 31, 2008, is restricted to approximately $125.6 million under this regulation.

Bank regulators also have authority to prohibit a bank from engaging in business practices considered to be unsafe or unsound. It is possible, depending upon the financial condition of a bank and other factors, that such regulators could assert that the payment of dividends or other payments might, under certain circumstances, be an unsafe or unsound practice, even if technically permissible.

Under the terms of the TARP Capital Purchase Program, for so long as any preferred stock issued under the TARP Capital Purchase Program remains outstanding, the Bancorp is prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the Treasury’s consent until the third anniversary of the Treasury’s investment or until the Treasury has transferred all of the preferred stock it purchased under the TARP Capital Purchase Program to third parties. As long as the preferred stock issued to the Treasury is outstanding, as well as the Bancorp’s Series B Preferred Stock, dividend payments and repurchases or redemptions relating to certain equity securities, including the Bancorp’s common stock, are also prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. See the sections “Capital Resources” and “Liquidity” of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

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

The regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. If, as a result of an examination, the DFI or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation or any condition imposed in writing by the agency or any written agreement with the agency, the DFI and the FDIC have residual authority to:

•	require affirmative action to correct any conditions resulting from any violation or practice;

•	direct an increase in capital and the maintenance of specific minimum capital ratios;

•	restrict the Bank’s growth geographically, by products and services or by mergers and acquisitions;

•

enter into informal or formal enforcement orders, including memoranda of understanding, written agreements and consent or cease and desist orders to take corrective action and enjoin unsafe and unsound practices;

•	remove officers and directors and assess civil monetary penalties; and

•	take possession and close and liquidate the Bank.

Transactions with Affiliates

Federal banking law imposes restrictions on extensions of credit by the Bank to the Bancorp or its non-banking affiliates, the purchase by the Bank of assets of, or securities issued by, the Bancorp or its non-banking affiliates, and the taking by the Bank of securities issued by the Bancorp as collateral for loans made by the Bank. Such restrictions prevent the Bancorp and its non-banking affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, these secured loans and investments by the Bank to or in the Bancorp, or to or in any non-banking affiliate, are limited, individually, to 10% of the Bank’s capital and surplus, and these secured loans and investments are limited, in the aggregate, to 20% of the Bank’s capital and surplus. California law also imposes certain restrictions with respect to transactions involving persons or entities controlling the Bank, such as the Bancorp, and requires that such transactions be approved in advance by the California Department of Financial Institutions. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law discussed above. See “Prompt Corrective Action Provisions”.

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

Interstate Banking and Branching

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, bank holding companies and banks generally have the ability to acquire or merge with banks in other states; and, subject to certain state restrictions, banks may also acquire or establish new branches outside their home state. Interstate branches are subject to certain laws of the states in which they are located. The Bank presently has interstate branches in the states of New York, Massachusetts, Texas, Illinois, New Jersey and Washington.

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

The USA PATRIOT Act and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws in response to the terrorist attacks in September 2001. The Bank has adopted additional comprehensive policies and procedures to address the requirements of the USA PATRIOT Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious reputation consequences for the Bancorp and the Bank.

Consumer Laws

The Bancorp and the Bank are subject to many federal and state consumer protection statutes and regulations and laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition, including:

•

The Home Ownership and Equity Protection Act of 1994, or HOEPA, requires extra disclosures and consumer protections to borrowers from certain lending practices, such as practices deemed to be “predatory lending.”

•

Privacy policies are required by federal and state banking laws regulations which limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The federal bank regulatory agencies have adopted customer information security guidelines for safeguarding confidential, personal customer information. The guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to create, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access or use of such information that could result in substantial harm or inconvenience to any customer.

•

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or the FACT Act, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data.

•

The Equal Credit Opportunity Act, or ECOA, generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

•	The Truth in Lending Act, or TILA, requires that credit terms be disclosed in a meaningful and consistent way so that consumers may compare credit terms more readily and knowledgeably.

•

The Fair Housing Act regulates many lending practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status.

•

The Community Reinvestment Act, or CRA, requires insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities; directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices and further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. In its most recently released public reports, from April 2007, the Bank received a “satisfactory” rating.

•

The Home Mortgage Disclosure Act, or HMDA, includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

•

The Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits certain abusive practices, such as kickbacks.

•	The National Flood Insurance Act, or NFIA, requires homes in flood-prone areas with mortgages from a federally regulated lender to have flood insurance.

•

The Americans with Disabilities Act , in conjunction with similar California legislation, requires employers with 15 or more employees and all businesses operating “commercial facilities” or “public accommodations” to accommodate disabled employees and customers.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of (i) a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or (ii) an activity based stock requirement (based on percentage of outstanding advances). The FHLB recently announced that it would not pay any dividends on its capital stock in the first quarter of 2009, and there can be no assurance that the FHLB will pay dividends at the same rate it has paid in the past, or that it will pay any dividends in the future.

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

The Sarbanes-Oxley Act also addresses accounting oversight and corporate governance matters. Management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2008. These assessments are included in Item 9A, “Controls and Procedures,” below.

Regulation of Non-bank Subsidiaries

Non-bank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies.

Item 1A. Risk Factors.

Difficult economic and market conditions have adversely affected our industry.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•

The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•

We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•

Our banking operations are concentrated primarily in California, and secondarily in New York, Texas, Massachusetts, Washington, Illinois, New Jersey, and Hong Kong. Adverse economic conditions in these regions in particular could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, and erode the value of loan collateral. These conditions include the effects of the current general decline in real estate sales and prices in many markets across the United States, the current economic recession, and higher rates of unemployment. These conditions could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all, and could also cause a decline in demand for our products and services, or a lack of growth or a decrease in deposits, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. On Oct. 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”) and, on February 17, 2009, President Obama signed into law the

American Recovery and Reinvestment Act (the “ARRA”) in response to the current crisis in the financial sector. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA and the ARRA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these legislations to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a material adverse effect on our business, financial condition, results of operations, access to credit, or the value of our securities.

U.S. and international financial markets and economic conditions could adversely affect our liquidity, results of operations, and financial condition.

As described in “Recent Economic Development, Legislation and Regulatory Initiatives,” in Item 1 of this Annual Report on Form 10-K, there have been significant disruption in the U.S. and international financial system. Although we remain well-capitalized and have not suffered any significant liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers realize the impact of an economic slowdown and recession. In view of the concentration of our operations and the collateral securing our loan portfolio in Northern and Southern California, we may be particularly susceptible to the adverse economic conditions in the state of California, where our business is concentrated. In addition, the severity and duration of these adverse conditions are unknown and may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us.

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.

During the year ended December 31, 2008, we recorded a $106.7 million provision for loan losses and charged off approximately $46.8 million, net of $1.8 million in recoveries. There has been a significant slowdown in the real estate market in portions of Los Angeles, San Diego, Riverside, and San Bernardino counties and the Central Valley of California where many of our commercial real estate and construction loan customers are based. This slowdown reflects declining prices and excess inventories of homes to be sold, which has contributed to financial strain on home builders and suppliers. As of December 31, 2008, we had approximately $5.0 billion in commercial real estate and construction loans. Continuing deterioration in the real estate market generally and in the residential building segment in particular could result in additional loan charge offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income and capital.

The allowance for credit losses is an estimate of probable credit losses. Actual credit losses in excess of the estimate could adversely affect our net income and capital.

A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. The allowance for credit losses is based on management’s estimate of the probable losses from our credit portfolio. If actual losses exceed the estimate, the excess losses could adversely affect our net income and capital. Such excess losses could also lead to larger allowances for credit losses in future periods, which could in turn adversely affect net income and capital in those periods. If economic conditions differ substantially from the assumptions used in the estimate or adverse developments arise with respect to our credits, future losses may occur, and increases in the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance. These agencies may require us to establish additional allowances based on their judgment of the information available at the time of their examinations. No assurance can be given that we will not sustain credit losses in excess of present or future levels of the allowance for credit losses.

We may experience goodwill impairment.

If our estimates of goodwill fair value change due to changes in our businesses or other factors, we may determine that impairment charges are necessary. Estimates of fair value are determined based on a complex model using cash flows and company comparisons. If management’s estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. Although we have not suffered liquidity issues as a result of recent events, an inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.

Our business is subject to interest rate risk and fluctuations in interest rates could reduce our net interest income and adversely affect our business.

A substantial portion of our income is derived from the differential or ‘‘spread’’ between the interest earned on loans, investment securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. The interest rate risk inherent in our lending, investing, and deposit taking activities is a significant market risk to us and our business. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates, events over which we have no control, may have an adverse effect on net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. Increases in interest rates may adversely affect the ability of our floating rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs.

Generally, the interest rates on our interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent, or on the same basis. Even assets and liabilities with similar maturities or periods of re-pricing may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. Certain assets, such as fixed and adjustable rate mortgage loans, have features that limit changes in interest rates on a short-term basis and over the life of the asset.

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

The consolidated financial statements and related financial data presented in this report have been prepared in accordance with accounting principles generally accepted in the United States. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation or deflation. The primary impact of inflation on our operations is reflected in increased operating costs. Conversely, deflation will tend to erode collateral values and diminish loan quality. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

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

To the extent that we expand through acquisitions, such acquisitions may also adversely harm our business if we fail to adequately address the financial and operational risks associated with such acquisitions. For example, risks can include difficulties in assimilating the operations, technology, and personnel of the acquired company; diversion of management’s attention from other business concerns; inability to maintain uniform standards, controls, procedures and policies; potentially dilutive issuances of equity securities; the incurring of additional debt and contingent liabilities; use of cash resources; large write-offs; and amortization expenses related to other intangible assets with finite lives.

Our loan portfolio is largely secured by real estate, which can adversely affected our net income

A downturn in our real estate markets has hurt our business because many of our loans are secured by real estate. The real estate collateral securing our borrowers’ obligations is principally located in California, and to a lesser extent, in New York, Texas, Massachusetts, Washington, Illinois, and New Jersey. The value of such collateral depends upon conditions in the relevant real estate markets. These include general or local economic conditions and neighborhood characteristics, unemployment rates, real estate tax rates, the cost of operating the properties, governmental regulations and fiscal policies, and acts of nature including earthquakes, floods, and hurricanes (which may result in uninsured losses), and other factors beyond our control. The current general decline in real estate sales and prices in many markets across the United States could reduce the value of our collateral such that we may not be able to realize an amount upon a foreclosure sale equal to the indebtedness secured by the property. Continued declines in real estate sales and prices coupled with the current economic recession and an associated increase in unemployment will result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or a lack of growth or a decrease in deposits, which may cause us to incur losses, adversely affect our capital, and hurt our business.

The risks inherent in construction lending may continue to affect adversely our net income. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because such properties have no operating history. In these loans, loan funds are advanced upon the security of the project under construction (which is of uncertain value prior to completion of construction) and the estimated operating cash flow to be generated by the completed project. There is no assurance that such properties will be sold or leased so as to generate the cash flow anticipated by the borrower. The current general decline in real estate sales and prices across the United States, the decline in demand for residential real estate, the current recession, higher rates of unemployment, and reduced availability of mortgage credit, are all factors that can adversely affect the borrowers’ ability to repay their obligations to us and the value of our security interest in collateral and thereby adversely affect our net income and financial results.

Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property.

We face substantial competition from larger competitors.

We face substantial competition for deposits and loans, as well as other banking services, throughout our market area from the major banks and financial institutions that dominate the commercial banking industry. This may cause our cost of funds to exceed that of our competitors. These banks and financial institutions have greater resources than us, including the ability to finance advertising campaigns and allocate their investment assets to regions of higher yield and demand. By virtue of their larger capital bases, they have substantially greater lending limits than us and perform certain functions, including trust services, which are not presently offered by us. We also compete for loans and deposits, as well as other banking services, with savings and loan associations, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies and other financial and non-financial institutions and entities.

We are subject to extensive government regulation that could limit or restrict our activities, which, in turn, may hamper our ability to increase our assets and earnings.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially various laws, rules and regulations are proposed, which, if adopted, could impact our operations by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products. It is impossible to predict the competitive impact that any such changes would have on commercial banking in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions.

The short term and long term impact of the new Basel II capital standards and the forthcoming new capital rules to be proposed for non-Basel II U.S. banks is uncertain.

As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short term impact of the implementation of Basel II may be or what impact a pending alternative standardized approach to Basel II option for non-Basel II U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the communities that we serve. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, and certain other employees. Furthermore, the recently enacted American Recovery and Reinvestment Act will place additional limitations and restrictions on compensation paid to our senior executive officers and the next ten most highly-compensated employees and may further constrain our ability to compete for talented personnel. These additional limitations and restrictions are subject to rules and regulations to be adopted by the U.S. Treasury and, until these rules and regulations are adopted and promulgated, their effect and impact on us are uncertain and unknown.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures in place that seek to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

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

Statutory restrictions on dividends and other distributions from the Bank may adversely impact us by limiting the amount of distributions the Bancorp may receive. State laws may restrict our ability to pay dividends.

A substantial portion of the Bancorp’s cash flow comes from dividends that the Bank pays to us. Various statutory provisions restrict the amount of dividends that the Bank can pay without regulatory approval. In addition, if the Bank were to liquidate, the Bank’s creditors would be entitled to receive distributions from the assets of the Bank to satisfy their claims against the Bank before Bancorp, as a holder of the equity interest in the Bank, would be entitled to receive any of the assets of the Bank. Our ability for the Bank to pay dividends to us is limited by California law and the ability of us to pay dividends on our outstanding stock is limited by Delaware law. See the sections “Capital Resources” and “Liquidity” of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

The terms of our outstanding preferred stock limit our ability to pay dividends on and repurchase our common stock and there can be no assurance of any future dividends on our common stock generally.

The Purchase Agreement between us and the U.S. Treasury (the “Purchase Agreement”) pursuant to which we sold $258 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a liquidation preference of $1,000 per share Stock (the “TARP Preferred Stock”) and issued a warrant to purchase up to 1,846,374 shares of our common stock (the “Warrant”) provides that prior to the earlier of (i) December 5, 2011, and (ii) the date on which all of the shares of the TARP Preferred Stock have been redeemed by us or transferred by the U.S. Treasury to third parties, we may not, without the consent of the U.S. Treasury, (a) increase the cash dividend on our common stock above $.105 per share, the amount of the last quarterly cash dividend per share declared prior to October 14, 2008, or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the TARP Preferred Stock. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the TARP Preferred Stock. These restrictions, together with the potentially dilutive impact of the Warrant, described below, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future. See the sections “Capital Resources” and “Liquidity” of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

Our outstanding preferred stock impacts net income available to our common stockholders and earnings per common share, and the Warrant as well as other potential issuances of equity securities may be dilutive to holders of our common stock.

The dividends declared and the accretion on discount on our outstanding preferred stock will reduce the net income available to common stockholders and our earnings per common share. Our outstanding preferred stock will also receive preferential treatment in the event of our liquidation, dissolution, or winding up. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The 1,846,374 shares of common stock underlying the Warrant represent approximately 3.6% of the shares of our common stock outstanding as of February 17, 2009 (including the shares issuable upon exercise of the Warrant in total shares outstanding). Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction. In addition, to the extent options to purchase common stock under our stock option plans are exercised, holders of our common stock will incur additional dilution. Further, if we sell additional equity or convertible debt securities, these sales could result in increased dilution to our stockholders.

Because of our participation in the TARP Capital Purchase Program, we are subject to several restrictions including restrictions on compensation paid to our executives.

Pursuant to the terms of the Purchase Agreement, we adopted certain standards for executive compensation and corporate governance. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated executive officers. The standards include (1) ensuring that incentive compensation for senior executive officers does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive officer based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act, which will place additional limitations and restrictions on compensation paid to our senior executive officers and the next ten most highly-compensated employees. These additional limitations and restrictions are subject to rules and regulations to be adopted by the U.S. Treasury and, until these rules and regulations are adopted, and promulgated, their effect and impact on us are uncertain and unknown.

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

The price of our common stock may be volatile or may decline.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified above in “Forward-Looking Statements”. Current levels of market volatility are unprecedented. The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

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

Our financial results could be adversely affected by changes in accounting standards or tax laws and regulations.

From time to time, the Financial Accounting Standards Board and the Securities and Exchange Commission will change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, from time to time, federal and state taxing authorities will change the tax laws, regulations, and their interpretations. These changes and their effects can be difficult to predict and can materially and adversely impact how we record and report our financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

The Company has not received written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days before the end of its 2008 fiscal year and that remain unresolved.

Item 2. Properties.

Cathay General Bancorp

The Bancorp currently neither owns nor leases any real or personal property. The Bancorp uses the premises, equipment, and furniture of the Bank at 777 North Broadway, Los Angeles, California 90012 and at 9650 Flair Drive, El Monte, California 91731 in exchange for payment of a management fee to the Bank.

Cathay Bank

The Bank’s head office is located in a 26,527 square foot building in the Chinatown area of Los Angeles. The Bank owns both the building and the land upon which the building is situated. In January 2009, the Bank moved certain of its administrative offices to a seven-story 102,548 square foot office building located at 9650 Flair Drive, El Monte, California 91731. The Bank also owns this building and land in El Monte.

The Bank owns its branch offices in Monterey Park, Alhambra, Westminster, San Gabriel, City of Industry, Cupertino, Artesia, New York City, Flushing (2 locations), and Chicago. In addition, the Bank has certain operating and administrative departments located at 4128 Temple City Boulevard, Rosemead, California, where it owns the building and land with approximately 27,600 square feet of space.

The Bank leases certain other premises. Expiration dates of the Bank’s leases range from February 2009 to December 2016. The Bank’s leased offices include the former headquarters of General Bank, located at 800 West 6th Street, Los Angeles, California 90017, consisting of approximately 41,501 square feet of rentable area which includes the ground floor and the second, fourteenth, and fifteenth floors of the building. The lease term expired in February 2009 and was not renewed. As of December 31, 2008, the monthly base rent for the facility was $117,000.

Our Hong Kong branch is located at 28 Queen’s Road Central Hong Kong. The lease for the 3,436 square foot office commenced on December 16, 2006 and will expire in December 2009. Our representative office in Shanghai is located at Room 1808, 1515 Nanjing Road West, Kerry Centre, Shanghai, China, and consists of 869 square feet. The lease was renewed for two years from April 15, 2007 to April 14, 2009. The representative office in Taipei is located at Sixth Floor, Suite 3, 146 Sung Chiang Road, Taipei, Taiwan, and consists of 1,806 square feet. The lease was renewed for one year from July 1, 2008 to June 30, 2009.

As of December 31, 2008, the Bank’s investment in premises and equipment totaled $104.1 million. See Note 9 and Note 15 to the Consolidated Financial Statements.

Item 3. Legal Proceedings.

The Company and its subsidiaries and their property are not currently a party or subject to any material pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

Executive Officers of Registrant.

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of February 17, 2009.

Name	Age	Present Position and Principal Occupation During the Past Five Years
Dunson K. Cheng	64	Chairman of the Board of Directors of Bancorp and the Bank since 1994; Director and President (Chief Executive Officer) of Bancorp since 1990. President of the Bank since 1985 and Director of the Bank since 1982.

Peter Wu	60	Director, Executive Vice Chairman, and Chief Operating Officer of Bancorp and the Bank since October 20, 2003. Director of GBC Bancorp and General Bank from 1981 to October, 2003; Chairman of the Board of GBC Bancorp and General Bank from January, 2003 to October, 2003; President and Chief Executive Officer of GBC Bancorp and General Bank from January, 2001 to October, 2003.

Anthony M. Tang	55	Director of Bancorp since 1990; Executive Vice President of Bancorp since 1994; Chief Financial Officer and Treasurer of Bancorp from 1990 until June 2003. Chief Lending Officer of the Bank since 1985; Director of the Bank since 1986; Senior Executive Vice President of the Bank since December 1998.

Heng W. Chen	56	Executive Vice President and Chief Financial Officer of Bancorp since June 2003. Executive Vice President of the Bank since June 2003. Chief Financial Officer of the Bank since January 2004. Executive Vice President-Finance of City National Bank from March 2000 until June 2003.

Irwin Wong	60	Executive Vice President-Branch Administration of the Bank since 1999.

Kim R. Bingham	52	Executive Vice President — Chief Credit Officer of the Bank since August 2004. First Vice President — Private Banking of Mellon Bank from April 2003 to August 2004; Senior Vice President — Credit Administration of City National Bank from 2002 to April 2003.

Perry P. Oei	46	Senior Vice President of Bancorp and the Bank since January 2004; General Counsel of Bancorp and the Bank since July 2001.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the symbol “CATY.” Prior to July 3, 2006, our common stock traded on the NASDAQ National Market. The closing price of our common stock on February 17, 2009, was $9.55 per share, as reported by the NASDAQ Global Select Market.

The following table sets forth the high and low closing prices as reported on the NASDAQ Global Select Market for the periods presented:

	Year Ended December 31,
	2008		2007
	High	Low	High	Low
First quarter	$27.61	$20.23	$36.02	$32.40
Second quarter	21.94	10.69	34.42	32.79
Third quarter	29.25	10.49	35.58	29.87
Fourth quarter	24.98	15.98	33.60	26.26

Holders

As of February 17, 2009, there were approximately 1,630 holders of record of our common stock.

Dividends

The cash dividends per share declared by quarter were as follows:

	Year Ended December 31,
	2008	2007
First quarter	$0.105	$0.090
Second quarter	0.105	0.105
Third quarter	0.105	0.105
Fourth quarter	0.105	0.105

Total	$0.420	$0.405

Performance Graph

The graph and accompanying information furnished below compares the percentage change in the cumulative total stockholder return on our common stock from December 31, 2003, through December 31, 2008, with the percentage change in the cumulative total return on the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the SNL Western Bank Index for the same period. The SNL Western Bank Index is a market-weighted index including every publicly traded bank and bank holding company located in Alaska, California, Hawaii, Montana, Oregon, and Washington. We will furnish, without charge, on the written request of any person who is a stockholder of record as of the record date for the 2009 annual meeting of the stockholders, a list of the companies included in the SNL Western Bank Index. Requests for this information should be addressed to Michael M.Y. Chang, Secretary, Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012. This graph assumes the investment of $100 in our common stock on December 31, 2003, and an investment of $100 in each of the S&P 500 Index and the SNL Western Bank Index on that date.

NOTE: The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, the future performance or returns of our common stock. Such information furnished herewith shall not be deemed to be incorporated by reference into any filing of us under the Securities Act of

1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not be deemed to be “soliciting material” or to be “filed” under the Securities Act or the Securities Exchange Act with the Securities and Exchange Commission except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Securities Exchange Act.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Cathay General Bancorp	100.00	135.14	130.91	126.94	98.64	90.77
SNL Western Bank	100.00	113.64	118.32	133.50	111.51	108.57
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53

Source: SNL Financial LC, Charlottesville, VA © 2009

Unregistered Sales of Equity Securities

As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2008, the Bancorp issued and sold, and the U.S. Treasury purchased, (1) 258,000 shares of the Bancorp’s Series B Preferred Stock and (2) a warrant to purchase up to 1,846,374 shares of the Bancorp’s common stock, at an exercise price of $20.96 per share, for an aggregate purchase price of $258 million in cash pursuant to the U.S. Treasury’s TARP Capital Purchase Program. Both the senior preferred stock and the warrant were sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Except for the sale of senior preferred stock and the warrant to the U. S. Treasury, there were no sales of any equity securities by us during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

Subsequently, on January 2, 2009, the Bancorp, pursuant to the terms of the Purchase Agreement, registered the resale of Preferred Shares, the Warrant and the shares of Common Stock underlying the Warrant on a Registration Statement on Form S-3 with the SEC. The company will not receive any proceeds from the sale of securities by the selling security holders.

Issuer Purchases of Equity Securities

On March 18, 2005, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of one million shares of our common stock. At December 31, 2006 and at December 31, 2005, 451,703 shares remained under the March 2005 stock repurchase program. The Board of Directors approved three additional repurchase programs on March 2007, May 2007, and November 2007 to repurchase one million shares under each program subsequent to the completion of the March 2005 stock repurchase program on March 6, 2007. In 2007, we repurchased 2,829,203 shares of common stock for $92.4 million, or an average price of $32.67 per share. No shares were repurchased in 2006 and in 2008. As of December 31, 2008, Bancorp may repurchase up to 622,500 shares of common stock under the November 2007 stock repurchase program, subject to limitations included in the EESA.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(October 1, 2008 — October 31, 2008)	0	$0	0	622,500
(November 1, 2008 — November 30, 2008)	0	$0	0	622,500
(December 1, 2008 — December 31, 2008)	0	$0	0	622,500
Total	0	$0	0	622,500

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

Selected Consolidated Financial Data

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except share and per share data)
Income Statement (1)
Interest income	$589,951	$615,271	$491,518	$350,661	$274,979
Interest expense	294,804	305,750	212,235	110,279	60,162

Net interest income before provision/(reversal) for loan losses	295,147	309,521	279,283	240,382	214,817
Provision/(reversal) for credit losses	106,700	11,000	2,000	(500)	—

Net interest income after provision/(reversal) for credit losses	188,447	298,521	277,283	240,882	214,817

Securities (losses)/gains	(5,971)	810	201	1,473	(3,979)
Other non-interest income	24,878	26,677	21,263	21,013	20,244
Non-interest expense	137,279	129,348	113,918	96,887	90,660

Income before income tax expense	70,075	196,660	184,829	166,481	140,422
Income tax expense	19,554	71,191	67,259	62,390	53,609

Net income	$50,521	$125,469	$117,570	$104,091	$86,813

Dividends on preferred stock	(1,140)	—	—	—	—

Net income available to stockholders	$49,381	$125,469	$117,570	$104,091	$86,813

Net income available to common stockholders per common share
Basic	$1.00	$2.49	$2.29	$2.07	$1.74
Diluted	$1.00	$2.46	$2.27	$2.05	$1.72
Cash dividends paid per common share	$0.420	$0.405	$0.360	$0.360	$0.300
Weighted-average common shares
Basic	49,414,824	50,418,303	51,234,596	50,373,076	49,869,271
Diluted	49,529,793	50,975,449	51,804,495	50,821,093	50,480,154

Statement of Condition
Securities available-for-sale	$3,083,817	$2,347,665	$1,522,223	$1,217,438	$1,791,904
Net loans (2)	7,340,181	6,608,079	5,675,342	4,578,644	3,761,512
Total assets	11,582,639	10,402,532	8,030,977	6,401,316	6,102,053
Deposits	6,836,736	6,278,367	5,675,306	4,916,350	4,595,137
Federal funds purchased and securities sold under agreements to repurchase	1,662,000	1,432,025	450,000	319,000	91,000
Advances from the Federal Home Loan
Bank	1,449,362	1,375,180	714,680	215,000	545,000
Borrowings from other financial institutions	19,500	8,301	10,000	20,000	—
Long-term debt	171,136	171,136	104,125	53,976	53,916
Stockholders’ equity	1,292,887	971,919	943,074	773,617	715,993

Common Stock Data
Shares of common stock outstanding	49,508,250	49,336,187	51,930,955	50,191,089	50,677,896
Book value per common share	$20.90	$19.70	$18.16	$15.41	$14.13

Profitability Ratios
Return on average assets	0.47%	1.38%	1.60%	1.69%	1.51%
Return on average stockholders’ equity	4.91	13.28	13.61	14.05	13.27
Dividend payout ratio	42.02	16.36	15.67	17.44	17.19
Average equity to average assets ratio	9.58	10.37	11.76	12.05	11.38
Efficiency ratio	43.71	38.38	37.88	36.86	39.23

(1)	Includes the operating results and the acquired assets and assumed deposits and liabilities of (i) Great Eastern Bank after April 6, 2006, (ii) New Asia Bancorp and its subsidiaries after October 17, 2006, and (iii) United Heritage Bank after March 30, 2007.
(2)	Net loans represent gross loans net of loan participations sold, allowance for loan losses, and unamortized deferred loan fees.

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

The financial information presented herein includes the accounts of the Bancorp, its subsidiaries, including the Bank, and the Bank’s consolidated subsidiaries. All material transactions between these entities are eliminated.

Recent Developments

There have been significant disruptions in the U.S. and international financial system during the period covered by this report. As a result, available credit has been reduced or ceased to exist. The availability of credit, confidence in the entire financial sector, and the financial markets have been adversely affected. The U.S. government, the governments of other countries, and multinational institutions have provided vast amounts of liquidity and capital for the banking system.

In response to the financial crises affecting the overall banking system and financial markets in the United States, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted to provide up to $700 billion to the United States Department of Treasury (“U.S. Treasury”) to purchase mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, under the authority of EESA, the U.S. Treasury announced the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. Under this program, the U.S. Treasury would purchase up to $250 billion of senior preferred shares from qualified U.S. financial institutions.

The terms of the TARP Capital Purchase Program could reduce investment returns to participating banks’ shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices. Although both the Bancorp and the Bank meet all applicable regulatory capital requirements and remain well capitalized, on December 5, 2008, we issued senior preferred stock of 258,000 shares for $258.0 million under the Capital Purchase Program.

Federal and state governments could pass additional legislation responsive to current credit conditions. As an example, we could experience higher credit losses because of federal or state legislation or regulatory action that reduces the principal amount or interest rate under existing loan contracts. Also, we could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund, including requiring riskier institutions to pay a larger share of the premiums. An increase in premium assessments would increase the Company’s expenses. The EESA included a provision for a temporary increase in the amount of deposits insured by FDIC to $250,000 until December 2009. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program — that provides unlimited deposit insurance coverage on funds in non-interest bearing transaction deposit accounts and NOW accounts with rates not in excess of 0.5% not otherwise covered by the existing temporary deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed an annualized 10 basis point surcharge on the additional insured deposits. The Bank has chosen to participate in the Temporary Liquidity Guarantee Program. The behavior of depositors in regard to the level of FDIC insurance could cause the Bank’s existing customers to reduce the amount of deposits held at the Bank, and or could cause new customers to open deposit accounts at the Bank. The level and composition of the Bank’s deposit portfolio directly impacts the Bank’s funding cost and net interest margin. As a result of these measures, it is likely that the premiums the Bank pays for FDIC insurance will increase, which would adversely affect net income. The impact of such measures cannot be assessed at this time.

The actions described above, together with additional actions announced by the U.S. Treasury and other regulatory agencies, continue to develop. It is not clear at this time what impact, EESA, TARP, other liquidity and funding initiatives of the U.S. Treasury and of other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including the Company.

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

Management believes the following are critical accounting policies that require the most significant judgments and estimates used in the preparation of its consolidated financial statements:

Accounting for the Allowance for Loan Losses

The determination of the amount of the provision for loan losses charged to operations reflects management’s current judgment about the credit quality of the loan portfolio and takes into consideration changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability and depth of lending management, changes in the volume and severity of past due, nonaccrual and adversely classified or graded loans, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, the existence and effect of any concentrations of credit and the effect of competition, legal and regulatory requirements, and other external factors. The nature of the process by which we determine the appropriate allowance for loan losses requires the exercise of considerable judgment. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. The allowance is increased by the provision for loan losses and decreased by charge-offs when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses in future periods.

The total allowance for loan losses consists of two components: specific allowances and general allowances. To determine the adequacy of the allowance in each of these two components, we employ two primary methodologies, the classification migration methodology and the individual loan review analysis methodology. These methodologies support the basis for determining allocations between the various loan categories and the overall adequacy of our allowance to provide for probable losses inherent in the loan portfolio. These methodologies are further supported by additional analysis of relevant factors such as the historical losses in the portfolio, trends in the non-performing/non-accrual loans, loan delinquencies, the volume of the portfolio, peer group comparisons, and federal regulatory policy for loan and lease losses. Other significant factors of portfolio analysis include changes in lending policies/underwriting standards, portfolio composition, and concentrations of credit, and trends in the national and local economy.

With these methodologies, a general allowance is established for those loans internally classified and risk graded as Pass, Special Mention, Substandard, Doubtful, or Loss based on historical losses in the portfolio. Additionally, our management allocates a specific allowance for “Impaired Credits,” in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance. The allowance for credit losses is discussed in more detail in “Allowance for Credit Losses” below.

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

We account for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). While we continue to believe that the tax benefits recorded in 2000, 2001, and 2002 with respect to our regulated investment company were appropriate and fully defensible under California law, we participated in Option 2 of the Voluntary Compliance Initiative of the Franchise Tax Board, and paid all California taxes and interest on these disputed 2000 through 2002 tax benefits, and at the same time filed a claim for refund for these years while avoiding certain potential penalties. We retain potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in our refund claims. In June 2008, we received a notice from the FTB indicating that the FTB intends to deny our claim for refund for its 2000 through 2002 tax years. We are in discussions with the FTB to resolve this matter.

The FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), which requires that the amount of recognized tax benefit should be the maximum amount that is more-likely-than-not to be realized and that amounts previously recorded that do not meet the requirements of FIN 48 be charged as a cumulative effect adjustment to retained earnings. As of December 31, 2006, we reflected a $12.1 million net state tax receivable related to payments it made in April 2004 under the Voluntary Compliance Initiative program for the years 2000, 2001, and 2002, after giving effect to reserves for loss contingencies on the refund claims. We have determined that our refund claim related to our regulated investment company is not more-likely-than-not to be realized and consequently, charged a total of $8.5 million, comprised of the $7.9 million after tax amount related to our refund claims as well as a $0.6 million after tax amount related to California net operating losses generated in 2001 as a result of our regulated investment company, to the opening balance of retained earnings as of the January 1, 2007, effective date of FIN 48.

Goodwill and goodwill impairment

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

Our policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if an triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of each reporting unit in making the assessment of impairment at least annually.

The impairment testing process conducted by us begins by assigning net assets and goodwill to our three reporting units- Commercial Lending, Retail Banking, and East Coast Operations. We then completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment. Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill. The implied fair value of goodwill is computed by assuming all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill. This adjusted goodwill balance is the implied fair value used in step two. An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value.

Results of Operations

Overview

For the year ended December 31, 2008, we reported net income of $50.5 million, or $1.00 per diluted share, compared to net income of $125.5 million, or $2.46 per diluted share in 2007 and net income of $117.6 million, or $2.27 per diluted share in 2006. The $75.0 million, or 59.7%, decline in net income from 2007 to 2008 was primarily the results of an increase of $95.7 million in the provision for credit losses and $35.3 million “other-than-temporary” impairment charges on agency preferred securities. The return on average assets in 2008 was 0.47%, decreasing from 1.38% in 2007, and 1.60% in 2006. The return on average equity was 4.91% in 2008, decreasing from 13.28% in 2007 and 13.61% in 2006.

Highlights

•	Net income available to common stockholders for 2008 was $49.4 million, a decrease of $76.1 million, or 60.6%, from 2007.

•	Diluted earnings per common share for 2008 was $1.00, a decrease of 59.3% compared with diluted earnings per share of $2.46 for 2007.

•	Total assets increased by $1.2 billion, or 11.3%, to $11.6 billion at December 31, 2008, from $10.4 billion at December 31, 2007.

•	Gross loans increased $788.7 million, or 11.8%, to $7.5 billion at December 31, 2008, from $6.7 billion at December 31, 2007.

•	Deposit balances at December 31, 2008, increased to $6.8 billion, an increase of $558.4 million, or 8.9%, compared to deposit balances of $6.3 billion at December 31, 2007.

Net income and key financial performance ratios are presented below for the three years indicated:

	2008	2007	2006
	(Dollars in thousands, except share and per share data)
Net income	$50,521	$125,469	$117,570
Dividends on preferred stock	(1,140)	—	—

Net income available to common stockholders	$49,381	$125,469	$117,570

Basic earnings per common share	$1.00	$2.49	$2.29
Diluted earnings per common share	$1.00	$2.46	$2.27
Return on average assets	0.47%	1.38%	1.60%
Return on average stockholders’ equity	4.91%	13.28%	13.61%
Total average assets	$10,736,130	$9,111,671	$7,345,020
Total average stockholders’ equity	$1,028,289	$944,528	$863,641
Efficiency ratio	43.71%	38.38%	37.88%
Effective income tax rate	27.90%	36.20%	36.39%

Net Interest Income

Net interest income declined $14.4 million, or 4.6%, from $309.5 million in 2007 to $295.1 million in 2008. Taxable-equivalent net interest income, using a statutory Federal income tax rate of 35%, totaled $296.4 million in 2008, compared with $310.9 million in 2007. Interest income on tax-exempt securities was $2.9 million, or $4.2 million on a tax-equivalent basis in 2008 compared to $2.7 million, or $4.0 million on a tax-equivalent basis in 2007. The decrease in net interest income was due to the decline in the net interest margin which was partially offset by growth in loans and investment securities compared to the prior year.

Average loans for 2008 were $7.21 billion, which is $1.04 billion, or 16.9%, higher than 2007 due primarily to the growth in commercial mortgage loans. Compared with 2007, average commercial mortgage loans increased $537.4 million, or 15.4%, to $4.02 billion, average commercial loans increased $257.9 million, or 19.8%, to $1.56 billion, average residential mortgages and equity lines increased $127.7 million, or 20.9%, to $738.9 million and average construction loans increased $125.2 million, or 16.8%, to $870.4 million. Average securities were $2.51 billion, a significant increase of $647.8 million, or 34.8%, due primarily to net increases of mortgage-backed securities of $752.4 million in 2008.

Average deposits were $6.63 billion in 2008, an increase of $719.5 million, or 12.2%, from $5.91 billion in 2007 primarily due to increases of $678.5 million, or 17.6%, in time deposits. Average securities sold under agreement to repurchase increased $612.6 million to $1.55 billion in 2008 from $941.4 million in 2007. Average FHLB advances and other borrowings increased $167.3 million to $1.18 billion in 2008 from $1.01 billion in 2007.

Taxable-equivalent interest income decreased $25.4 million, or 4.1%, to $591.2 million in 2008, primarily due to decline in rates on loans and investment securities which was partially offset by increases in volume and by a change in the mix of interest-earning assets as discussed below:

•

Increase in volume: Average interest-earning assets increased $1.58 billion, or 18.6%, to $10.0 billion in 2008, compared with the average interest-earning assets of $8.46 billion in 2007. The increase in volume added $98.4 million to interest income and was primarily attributable to the growth in loans and investment securities.

•

Decline in rate: The taxable-equivalent yield on interest-earning assets decreased 139 basis points from 7.28% in 2007 to 5.89% in 2008. In 2008, the yield earned on average loans decreased 152 basis points to 6.27% from 7.79% in 2007. The yield earned on average taxable securities decreased 88 basis points from 5.59% in 2007 to 4.71% in 2008. The decline in rates among interest earning assets caused interest income to decrease by $123.8 million.

•

Change in the mix of interest-earnings assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 71.9% of total average interest-earning assets in 2008 and decreased from 72.9% in 2007. Average securities comprised 25.0% of total average interest-bearing assets in 2008 and increased from 22.0% in 2007.

Interest expense decreased by $10.9 million to $294.8 million in 2008 compared with $305.7 million in 2007 primarily due to decreased cost from time deposits offset by increased cost from securities sold under agreement to repurchase. The overall decrease in interest expense was primarily due to a net decrease in rate offset by a net increase in volume as discussed below:

•

Increase in volume: Average interest-bearing liabilities increased $1.54 billion in 2008, due primarily to the growth of time deposits of $678.5 million, securities sold under agreement to repurchase of $612.6 million, and FHLB advances and other borrowings of $167.3 million.

•	Decline in rate: As a result of the declining interest rate environment during 2008, the average cost of interest bearing liabilities decreased 86 basis points from 4.21% in 2007 to 3.35% in 2008.

•

Change in the mix of interest-bearing liabilities: Average interest bearing deposits of $5.86 billion decreased to 66.6% of total interest-bearing liabilities in 2008 compared to 70.6% in 2007, due primarily to increases in securities under agreement to repurchase. In addition, average FHLB advances and other borrowing of $1.18 billion decreased to 13.4% of total interest-bearing liabilities in 2008 compared to 13.9% in 2007. Offsetting these decreases, average securities under agreement to repurchase of $1.55 billion increased to 17.7% of total interest-bearing liabilities in 2008 compared to 13.0% in 2007.

Our taxable-equivalent net interest margin, defined as taxable-equivalent net interest income to average interest-earning assets, decreased 72 basis points to 2.95% in 2008 from 3.67% in 2007 primarily resulting from the lag in the downward repricing of certificates of deposit following the decreases in the prime rate, the increase in the borrowing rate on our long term repurchase agreements and smaller decreases in rates paid on core deposits and other borrowed funds compared to the decreases in the prime rate. The majority of our variable rate loans contain interest rate floors, which help limit the impact of the recent decreases in the prime interest rate.

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

Average deposits were $5.91 billion in 2007, an increase of $592.8 million, or 11.1%, from $5.32 billion in 2006 primarily due to increases of $507.5 million, or 15.2%, in time deposits and $100.4 million, or 16.8%, in money market accounts. Average FHLB advances and other borrowings increased $432.4 million to $1.01 billion in 2007 from $578.2 million in 2006. Average securities sold under agreement to repurchase increased $567.0 million from $374.4 million in 2006 to $941.4 million in 2007.

Taxable-equivalent interest income increased $123.2 million, or 25.0%, to $616.6 million in 2007, primarily due to continued growth in loans, investment securities, and securities purchased under agreements to resell. The overall increase in taxable-equivalent interest income was primarily due to increases in volume which was partially offset by a decrease in loan rates and by a change in the mix of interest-earning assets as discussed below:

•

Increase in volume: Average interest-earning assets increased $1.71 billion, or 25.4%, to $8.46 billion in 2007, compared with the average interest-earning assets of $6.75 billion in 2006. The increase in volume added $120.2 million to interest income and was primarily attributable to the growth in loans, investment securities, and securities purchased under agreements to resell.

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

Interest expense increased by $93.5 million to $305.7 million in 2007 compared with $212.2 million in 2006. The overall increase in interest expense was due to increases in volume and rate as discussed below:

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

Our taxable-equivalent net interest margin, defined as taxable-equivalent net interest income to average interest-earning assets, decreased 50 basis points to 3.67% in 2007 from 4.17% in 2006 primarily as a result of the lag in downward repricing of certificates of deposit to market interest rates and increased reliance on more expensive wholesale deposits and borrowings.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the yields and rates paid on those assets and liabilities. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities

	2008 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)	2007 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)	2006 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)
	(Dollars in thousands)
Interest-Earning Assets:
Commercial loans	$1,562,775	$86,056	5.51%	$1,304,862	$104,262	7.99%	$1,109,144	$90,182	8.13%
Residential mortgage	738,923	42,124	5.70	611,200	38,043	6.22	485,287	29,130	6.00
Commercial mortgage	4,019,448	269,232	6.70	3,482,083	268,467	7.71	3,057,523	238,227	7.79
Real estate construction loans	870,410	53,748	6.18	745,164	68,639	9.21	628,989	60,890	9.68
Other loans and leases	23,133	1,056	4.56	27,196	1,358	4.99	29,621	1,025	3.46

Loans and leases (1)	7,214,689	452,216	6.27	6,170,505	480,769	7.79	5,310,564	419,454	7.90
Taxable securities	2,460,181	115,890	4.71	1,800,930	100,663	5.59	1,304,325	66,071	5.07
Tax-exempt securities (3)	50,520	4,155	8.22	61,932	4,031	6.51	83,349	5,706	6.85
FHLB stock	66,025	3,301	5.00	50,293	2,348	4.67	32,475	1,594	4.91
Federal funds sold & securities purchased under agreement to resell	234,896	15,017	6.39	318,778	24,309	7.63	4,340	195	4.49
Interest-bearing deposits	14,631	656	4.48	62,101	4,489	7.23	15,091	380	2.52

Total interest-earnings assets	$10,040,942	$591,235	5.89	$8,464,539	$616,609	7.28	$6,750,144	$493,400	7.31
Non-interest earning assets
Cash and due from banks	85,928			89,109			99,986
Other non-earning assets	700,737			635,976			571,887

Total non-interest earning assets	786,665			725,085			671,873
Less: Allowance for loan losses	(81,066)			(66,192)			(63,955)
Deferred loan fees	(10,411)			(11,761)			(13,042)

Total Assets	$10,736,130			$9,111,671			$7,345,020

Interest-Bearing Liabilities:
Interest-bearing demand	255,185	1,544	0.61	232,114	2,823	1.22	237,113	2,796	1.18
Money market	736,739	13,581	1.84	699,606	21,531	3.08	599,210	16,145	2.69
Savings	334,222	1,188	0.36	344,066	3,258	0.95	374,570	3,416	0.91
Time deposits	4,530,923	161,397	3.56	3,852,468	181,891	4.72	3,344,931	137,734	4.12

Total interest-bearing deposits	5,857,069	177,710	3.03	5,128,254	209,503	4.09	4,555,824	160,091	3.51
Federal funds purchased	40,128	903	2.25	32,190	1,612	5.01	43,407	2,195	5.06
Securities sold under agreement to repurchase	1,554,023	60,559	3.90	941,380	35,037	3.72	374,356	15,683	4.19
FHLB advances and other borrowings	1,177,869	46,542	3.95	1,010,574	48,358	4.79	578,181	28,903	5.00
Long-term debt	171,136	9,090	5.31	151,478	11,240	7.42	66,907	5,363	8.02

Total interest-bearing liabilities	8,800,225	294,804	3.35	7,263,876	305,750	4.21	5,618,675	212,235	3.78
Non-interest bearing liabilities:
Demand deposits	772,982			782,347			761,991
Other liabilities	134,634			120,920			100,713
Stockholders’ equity	1,028,289			944,528			863,641

Total liabilities and stockholders’ equity	$10,736,130			$9,111,671			$7,345,020

Net interest spread (4)			2.54%			3.07%			3.53%
Net interest income (4)		$296,431			$310,859			$281,165

Net interest margin (4)			2.95%			3.67%			4.17%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	2008 - 2007 Increase/(Decrease) in Net Interest Income Due to:			2007 - 2006 Increase/(Decrease) in Net Interest Income Due to:
	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate	Total Change
	(In thousands)
Interest-Earning Assets
Deposits with other banks	$(2,561)	$(1,272)	$(3,833)	$2,567	$1,542	$4,109
Federal funds sold and securities purchased under agreement to resell	(5,756)	(3,536)	(9,292)	23,884	230	24,114
Taxable securities	32,796	(17,569)	15,227	27,202	7,390	34,592
Taxable-exempt securities (2)	(823)	947	124	(1,406)	(269)	(1,675)
FHLB Stock	777	176	953	835	(81)	754
Loans	73,977	(102,530)	(28,553)	67,073	(5,758)	61,315

Total increase in interest income	98,410	(123,784)	(25,374)	120,155	3,054	123,209

Interest-Earning Liabilities
Interest-bearing demand accounts	257	(1,536)	(1,279)	(60)	87	27
Money market accounts	1,089	(9,039)	(7,950)	2,913	2,473	5,386
Savings accounts	(91)	(1,979)	(2,070)	(285)	127	(158)
Time deposits	28,748	(49,242)	(20,494)	22,457	21,700	44,157
Federal funds purchased	330	(1,039)	(709)	(562)	(21)	(583)
Securities sold under agreement to repurchase	23,802	1,720	25,522	21,286	(1,932)	19,354
FHLB advances and other borrowings	7,326	(9,142)	(1,816)	20,741	(1,286)	19,455
Long-term debt	1,329	(3,479)	(2,150)	6,303	(426)	5,877

Total increase in interest expense	62,790	(73,736)	(10,946)	72,793	20,722	93,515

Change in net interest income	$35,620	$(50,048)	$(14,428)	$47,362	$(17,668)	$29,694

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.

Provision for Credit Losses

The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses and allowance for off-balance sheet unfunded credit commitments that management believes to be sufficient to absorb credit losses inherent in the Bank’s loan portfolio and credit commitments. As a result of an increase in non-performing loans due to the weak economy and the drop in residential housing prices, a substantial increase in charge-offs, and adversely graded construction loans, land loans, and commercial loans, and the growth in loans during 2008, the Bank recorded a $106.7 million provision for credit losses in 2008 compared with $11.0 million in 2007 and $2.0 million in 2006. Net charge-offs for 2008 were $46.8 million, or 0.65% of average loans, compared to net charge-offs of $6.6 million, or 0.11% of average loans during 2007, and compared to net charge-offs of $715,000, or 0.01% of average loans during 2006. The increases in net charge-offs were primarily due to the economic downturn.

Non-interest Income

Non-interest income was $18.9 million for 2008, $27.5 million for 2007, and $21.5 million for 2006. Non-interest income includes depository service fees, letters of credit commissions, securities gains (losses), gains (losses) from loan sales, gains from sale of premises and equipment, and other sources of fee income. These other fee-based services include, among other things, wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from our Wealth Management division, and foreign exchange fees.

The decrease of $8.6 million, or 31.2%, from 2007 to 2008 in non-interest income was primarily due to the following items:

•	An other-than-temporary impairment charge of $35.3 million on agency preferred securities;

•	A $2.7 million decrease in gains on sale of premises and equipment due to the sale of a former branch building in September 2007;

•

A $1.0 million other-than-temporary impairment write-down of our investment in the common stock of Broadway Financial Corporation in 2008 compared to other-than-temporary impairment write-down of $746,000 in 2007;

•

Venture capital income decreased $646,000 due to lower realized gains, commissions from Wealth Management decreased $587,000, other fees on loans decreased $517,000; wire transfer fees decreased $431,000, and commissions on letters of credit declined $338,000 all as a result of lower transaction volume;

•	The above decreases were partially offset by a $28.5 million increase in gains on sales of securities and by a $4.3 million increase in commissions from foreign exchange and currency transactions.

The increase of $6.0 million, or 28.1%, from 2006 to 2007 in non-interest income was primarily due to the following items:

•	Gains on sale of premises and equipment of $2.7 million in 2007 due to the sale of a property housing a former branch;

•	Venture capital and warrant income increased $784,000 in 2007 as a result of distributions from investments in limited partnerships;

•	Gains on sale of securities increased $609,000 due primarily to the sale of agency mortgage backed securities during the fourth quarter of 2007;

•	Wealth management commissions increased $563,000 due to increased volumes, and commissions on safe deposit boxes increased $390,000 due to the additions of new branches;

•	The above increases were partially offset by a $746,000 other-than-temporary impairment write-down of our investment in the common stock of Broadway Financial Corporation.

The Bank purchased preferred stock issued by Freddie Mac and Fannie Mae of $5.0 million in 2000, $20.0 million in 2001, $23.0 million in December, 2007, and $1.4 million in January, 2008. As of December 31, 2008, the Bank held three issues of preferred stock of Freddie Mac with total par value of $20.0 million and two issues of preferred stock of Fannie Mae with a total par value of $19.4 million. As of December 31, 2008, the Bank held agency preferred stock with a carrying value of $783,000. These agency securities have a perpetual life and after an initial fixed rate period, the dividend on each issue of preferred stock is repriced based on a spread over a specific index such as LIBOR or the two-year Treasury Note. The Bank recognized an other-than-temporary impairment loss of $5.5 million in 2004, $115,000 in 2005, and $35,000 in 2006 to write down the value of these securities to their respective fair values as of December 31, 2005. In March 2007, the Bank sold its Freddie Mac preferred stock that was purchased in March 2001 with carrying value of $7.6 million and recorded a gain of $2.2 million. In September 2008, the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac under receivership and suspended indefinitely the payment of future dividends on their issues of preferred stock. In light of these developments, the Bank recognized an additional other-than-temporary impairment loss of $35.3 million in 2008 to write down the value of these securities to their respective fair values as of December 31, 2008. The Bancorp purchased 70,000 common stock shares of Broadway Financial Corporation in 2004 and purchased an 145,000 additional shares in 2006 for a total of $2.6 million. Based on the market value and near-

term prospects of the issuer, the Bancorp recorded an other-than-temporary impairment charge of $746,000 in 2007 and $1.0 million in 2008 to write down the value of the common stock of Broadway Financial Corporation to market. As of December 31, 2008, the net carrying value of Broadway Financial Corporation common stock was $826,000.

Non-interest Expense

Non-interest expense includes expenses related to salaries and benefits of employees, occupancy expenses, marketing expenses, computer and equipment expenses, amortization of core deposit intangibles, and other operating expenses. Non-interest expense totaled $137.3 million in 2008, compared with $129.3 million in 2007 and $113.9 million in 2006. The increase of $7.9 million, or 6.1%, in non-interest expense in 2008 compared to 2007 was primarily due to the combination of the following:

•

Other real estate owned (“OREO”) expense increased $4.6 million primarily due to a $3.4 million increase in provision for OREO write-downs and a $1.2 million increase in OREO operating expenses due to increased OREO levels;

•	FDIC and State assessments increased $3.7 million to $4.8 million in 2008 from $1.1 million in 2007 as a result of the utilization of $4.0 million of credits for premiums paid prior to 1996;

•

Professional service expenses increased $2.7 million, or 29.1%, due primarily to increases in information technology consulting expenses of $1.4 million, appraisal expenses of $590,000, and legal and collection expenses of $422,000;

•

The above increases were offset primarily by decreases of $2.3 million in salaries and employee benefits due to lower bonus accruals for 2008 and decreases of $1.4 million in software license fees due to the signing of a new data processing contract.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, increased to 43.71% in 2008 compared with 38.38% in 2007 due primarily to the decreases in revenues resulting from the lower net interest margin.

Non-interest expense totaled $129.3 million in 2007, compared with $113.9 million in 2006. The increase of $15.4 million, or 13.5%, in non-interest expense in 2007 compared to 2006 was primarily due to a combination of the following:

•	an increase of $6.4 million, or 10.3%, in salaries and employee benefits primarily due to acquisitions and expansion;

•	an increase of $2.0 million in occupancy expense due primarily to increases in depreciation expenses and rental expenses due to acquisitions and expansion;

•	an increase of $1.7 million in computer and equipment expense primarily due to increases in software license fees under new data processing contracts;

•	an increase of $2.0 million in professional services expense mainly due to increases of $568,000 in legal expenses, $639,000 in consulting expenses, and $368,000 in collection expenses;

•

an increase of $1.2 million in expenses for the operation of affordable housing projects due to an adjustment of $752,000 relating to the prior year’s estimated operating losses and additional investments that were made in affordable housing projects; and

•

an increase of $1.8 million of other operating expenses, or 19.8%, primarily due to increases in education, communications, postage, license fees, and a $295,000 write-off of previously capitalized due diligence costs related to a proposed investment, which was not pursued.

The efficiency ratio increased to 38.38% in 2007 compared with 37.88% in 2006 due primarily to the higher percentage increase in non-interest expenses compared to the percentage increase in total revenues in 2007 compared to 2006.

Income Tax Expense

The effective tax rate was 27.9% for 2008, 36.2% for 2007, and $36.4% in 2006. The decrease in the effective tax rate from 2007 to 2008 was primarily due to the lower pretax income in 2008 combined with an increase in low income housing tax credits from $8.0 million in 2007 to $9.5 million in 2008. The effective tax rate for 2007 decreased from 2006 primarily due to an increase in low income housing tax credits from $6.5 million in 2006 to $8.0 million in 2007.

On December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). While we continue to believe that the tax benefits recorded in 2000, 2001, and 2002 with respect to our regulated investment company were appropriate and fully defensible under California law, we participated in Option 2 of the Voluntary Compliance Initiative of the Franchise Tax Board, and paid all California taxes and interest on these disputed 2000 through 2002 tax benefits, and at the same time filed a claim for refund for these years while avoiding certain potential penalties. We retain potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position in addition to the risk of not being successful in our refund claims. In June 2008, we received a notice from the FTB indicating that the FTB intends to deny our claim for refund for our 2000 through 2002 tax years. We are in discussions with the FTB to resolve this matter.

The FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), which requires that the amount of recognized tax benefit should be the maximum amount that is more-likely-than-not to be realized and that amounts previously recorded that do not meet the requirements of FIN 48 be charged as a cumulative effect adjustment to retained earnings. As of December 31, 2006, we reflected a $12.1 million net state tax receivable related to payments made in April 2004 under the Voluntary Compliance Initiative program for the years 2000, 2001, and 2002, after giving effect to reserves for loss contingencies on the refund claims. We have determined that our refund claim related to our regulated investment company is not more-likely-than-not to be realized and consequently charged a total of $8.5 million, comprised of the $7.9 million after tax amount related to our refund claims as well as a $0.6 million after tax amount related to California net operating losses generated in 2001 as a result of our regulated investment company, to the opening balance of retained earnings as of the January 1, 2007, effective date of FIN 48.

We recognize accrued interest and penalties related to unrecognized tax benefits as an income tax provision expense. We recognized $0.4 million in 2008 and $0.2 million in 2007 in interest and penalties. We had accrued interest and penalties of approximately $1.9 million as of both December 31, 2008, and December 31, 2007.

Our tax returns are open for audits by the Internal Revenue Service back to 2005 and by the Franchise Tax Board of the State of California back to 2000. We are currently under audit by the California Franchise Tax Board for the years 2000 to 2004. During the second quarter of 2007, the Internal Revenue Service completed an examination of our 2004 and 2005 tax returns and did not propose any adjustments deemed to be material. From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. When, and if, such differences occur and the related tax effects become probable and estimable, such amounts will be recognized.

Review of Financial Condition

Total assets increased by $1.2 billion, or 11.3%, to $11.6 billion at December 31, 2008, compared with total assets of $10.4 billion at December 31, 2007. The increase in total assets was due primarily to growth in loans of $788.7 million, or 11.8%, and increases in investment securities of $736.2 million, or 31.4%, offset by decreases of securities purchased under agreements to resell of $315.1 million.

Securities

Securities represented 26.62% of total assets at December 31, 2008, compared with 22.57% of December 31, 2007 total assets. The fair value of securities available-for-sale at December 31, 2008, was $3.08 billion compared with $2.35 billion at December 31, 2007. Securities available-for-sale are carried at fair value and had a net unrealized gain of $40.3 million at December 31, 2008, compared with a net unrealized loss $941,000 at December 31, 2007.

The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2008	2007
	(In thousands)
Securities Available-for-Sale:
U.S. treasury securities	$10,545	$—
U.S. government sponsored entities	765,982	534,610
State and municipal securities	23,236	34,021
Mortgage-backed securities	2,077,463	1,325,048
Commercial mortgage-backed securities	—	8,918
Collateralized mortgage obligations	172,878	211,237
Asset-backed securities	360	601
Corporate bonds	32,570	125,694
Preferred stock of government sponsored entities	783	32,368
Foreign corporate bonds	—	75,168

Total	$3,083,817	$2,347,665

Between 2002 and 2004, we purchased a number of mortgage-backed securities and collateralized mortgage obligations comprised of interests in non-agency guaranteed residential mortgages. At December 31, 2008, the remaining par value was $15.8 million for non-agency guaranteed mortgage-backed securities with unrealized losses of $5.1 million and $154.2 million of collateralized mortgage obligations with unrealized losses of $7.4 million. The remaining par value of these securities totaled $170.0 million which represents 5.5% of the fair value of securities available-for-sale and 1.5% of total assets. At December 31, 2008, the unrealized loss for these securities totaled $12.5 million which represented 7.3% of the par amount of these non-agency guaranteed residential mortgages. Based on our analysis at December 31, 2008, there was no “other-than-temporary” impairment in these securities due to the low loan to value ratio for the loans underlying these securities, the credit support provided by junior tranches of these securitizations, and the continued AAA rating of these securities. We have the ability and intent to hold the securities, including the non-agency collateralized mortgage obligation securities discussed above with unrealized losses of $12.5 million for a period of time sufficient for a recovery of cost for those issues with unrealized losses.

The Company’s unrealized loss on investments in corporate bonds relates to three investments in bonds of financial institutions in the amounts of $25 million, $10 million and $250,000, all of which were investment grade at the date of acquisition and as of December 31, 2008. The unrealized losses were primarily caused by the widening of credit spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. Therefore, it is expected that these debentures would not be settled at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, it does not consider its investments in corporate bonds to be other-than-temporarily impaired at December 31, 2008.

The temporarily impaired securities represent 5.3% of the fair value of securities available-for-sale as of December 31, 2008. Unrealized losses for securities with unrealized losses for less than twelve months represent 6.6%, and securities with unrealized losses for twelve months or more represent 9.5%, of the historical cost of these securities. Unrealized losses on these securities were generally resulted from increases in credit spreads subsequent to the date that these securities were purchased. All of these securities are investment grade as of December 31, 2008. At December 31, 2008, 38 issues of securities had unrealized losses for 12 months or longer and 32 issues of securities had unrealized losses of less than 12 months.

At December 31, 2008, management believes the impairment is temporary and, accordingly, no impairment loss has been recognized in our consolidated statements of income. The table below shows the fair value, unrealized losses, and number of issuances as of December 31, 2008, of the temporarily impaired securities in our available-for-sale securities portfolio:

Temporarily Impaired Securities as of December 31, 2008

	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(In thousands)
Description of securities
State and municipal securities	$339	$15	1	$1,098	$22	2	$1,437	$37	3
Mortgage-backed securities	8,294	247	26	12,139	5,031	9	20,433	5,278	35
Collateralized mortgage obligations	—	—	1	107,503	7,523	24	107,503	7,523	25
Asset-backed securities	—	—	—	360	63	2	360	63	2
Corporate bonds	32,385	2,611	4	185	65	1	32,570	2,676	5

Total	$41,018	$2,873	32	$121,285	$12,704	38	$162,303	$15,577	70

The scheduled maturities and taxable-equivalent yields by security type are presented in the following tables:

Securites Available-for-Sale Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2008
	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Maturity Distribution:
U.S. treasury securities	$10,545	$—	$—	$—	$10,545
U.S. government sponsored entities	2,058	763,924	—	—	765,982
State and municipal securities	1,199	12,104	7,509	2,424	23,236
Mortgage-backed securities (1)	1,064	12,886	246,041	1,817,472	2,077,463
Collateralized mortgage obligations (1)	—	—	93,422	79,456	172,878
Asset-backed securities (1)	—	—	—	360	360
Corporate bonds	—	185	24,123	8,262	32,570
Preferred stock of government sponsored entities (2)	—	—	—	783	783

Total	$14,866	$789,099	$371,095	$1,908,757	$3,083,817

Weighted-Average Yield:
U.S. treasury securities	2.11%	—	—	—	2.11%
U.S. government sponsored entities	4.86	4.34%	—	—	4.34
State and municipal securities (3)	6.90	6.61	6.69%	6.08%	6.60
Mortgage-backed securities (1)	3.88	4.86	4.47	4.89	4.84
Collateralized mortgage obligations (1)	—	—	4.80	4.86	4.83
Asset-backed securities (1)	—	—	—	2.53	2.53
Corporate bonds	—	1.41	7.06	8.25	7.33
Preferred stock of government sponsored entities (2)	—	—	—	—	—

Total	3.01%	4.38%	4.77%	5.08%	4.85%

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	There is no stated maturity for equity securities.
(3)	Weighted average yield has been adjusted to a fully-taxable equivalent basis.

Loans

Loans represented 71.9% of average interest-earning assets during 2008 compared with 72.9% during 2007. Gross loans, increased by $788.7 million, an increase of 11.8%, to $7.47 billion at year-end 2008 compared with $6.68 billion at year-end 2007. The growth was primarily attributable to the following:

•

Commercial mortgage loans increased $370.2 million, or 9.8%, to $4.13 billion at year-end 2008, compared to $3.76 billion at year-end 2007 due primarily to new loan originations. Total commercial mortgage loans accounted for 55.3% of gross loans at year-end 2008 compared to 56.3% at year-end 2007. Commercial mortgage loans include primarily commercial retail properties, shopping centers, and owner-occupied industrial facilities, and, secondarily, office buildings, multiple-unit apartments, and multi-tenanted industrial properties, and are typically secured by first deeds of trust on such commercial properties. In addition, the Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings where the borrower either uses the property for business purposes or derives income from tenants.

•

Commercial loans increased $184.6 million, or 12.9%, to $1.62 billion at December 31, 2008, compared to $1.44 billion at December 31, 2007. Commercial loans consist primarily of short-term loans (normally with a maturity of one year or less) to support general business purposes, or to provide working capital to businesses in the form of lines of credit, trade-finance loans, loans for commercial purposes secured by cash, and SBA loans.

•	Real estate construction loans increased $114.0 million, or 14.3%, to $913.2 million at year-end 2008 compared to $799.2 million at year-end 2007.

•

Total residential mortgage loans and equity lines increased by $127.8 million or 19.3%, to $791.5 million at year-end 2008, compared to $663.7 million at year-end 2007, primarily due to strong new loan originations for single family mortgage loans and equity lines of credit.

Our lending relates predominantly to activities in the states of California, New York, Texas, Washington, Massachusetts, Illinois, and New Jersey, although we have some loans to domestic clients who are engaged in international trade. Our new branch in Hong Kong generated loans outstanding of $26.1 million as of December 31, 2008

The classification of loans by type as of December 31 for each of the past five years is presented below:

Loan Type and Mix

	Amount Outstanding as of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Commercial loans	$1,620,438	$1,435,861	$1,243,756	$1,110,401	$955,377
Residential mortgage loans and equity lines	791,497	663,707	574,422	431,289	331,727
Commercial mortgage loans	4,132,850	3,762,689	3,226,658	2,590,752	2,119,349
Real estate construction loans	913,168	799,230	685,206	500,027	412,611
Installment loans	11,340	15,099	13,257	13,662	10,481
Other loans	3,075	7,059	4,247	1,684	2,443

Gross loans	7,472,368	6,683,645	5,747,546	4,647,815	3,831,988

Less:
Allowance for loan losses	(122,093)	(64,983)	(60,220)	(56,438)	(58,832)
Unamortized deferred loan fees	(10,094)	(10,583)	(11,984)	(12,733)	(11,644)

Net loans	$7,340,181	$6,608,079	$5,675,342	$4,578,644	$3,761,512

The loan maturities in the table below are based on contractual maturities. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between us and the borrower. Because we are unable to estimate the extent to which its borrowers will renew their loans, the table is based on contractual maturities. As a result, the data shown below should not be viewed as an indication of future cash flows.

Contractual Maturity of Loan Portfolio

	Within One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial loans
Floating rate	$986,333	$212,381	$34,230	$1,232,944
Fixed rate	344,648	40,963	1,883	387,494
Residential mortgage loans and equity lines
Floating rate	1,473	535	183,662	185,670
Fixed rate	7,243	38,018	560,566	605,827
Commercial mortgage loans
Floating rate	615,022	566,914	770,943	1,952,879
Fixed rate	151,771	1,210,609	817,591	2,179,971
Real estate construction loans
Floating rate	797,052	94,293	128	891,473
Fixed rate	21,695	—	—	21,695
Installment loans
Fixed rate	10,844	496	—	11,340
Other loans
Fixed rate	3,073	—	2	3,075

Total Loans	$2,939,154	$2,164,209	$2,369,005	$7,472,368

Floating rate	$2,399,880	$874,123	$988,963	$4,262,966
Fixed rate	539,274	1,290,086	1,380,042	3,209,402

Total Loans	2,939,154	2,164,209	2,369,005	7,472,368

Allowance for loan losses				(122,093)
Unamortized deferred loan fees				(10,094)

Net loans				$7,340,181

Deposits

The Bank primarily uses customer deposits to fund its operations, and to a lesser extent borrowings in the form of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and other borrowings. The Bank’s deposits are generally obtained from residents within the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting time deposits from political subdivisions and public agencies. The Bank considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management’s decisions as to the most economic funding sources. Brokered-deposits totaled $989.3 million, or 14.5% of total deposits at December 31, 2008, compared to $632.6 million, or 10.1%, at December 31, 2007, and public time deposits totaled $509.2 million, or 7.4% of total deposits at December 31, 2008 compared to $378.1 million, or 6.0% of total deposits at December 31, 2007.

The Bank’s total deposits increased $558.4 million, or 8.9%, from $6.28 billion at year-end 2007 to $6.84 billion at December 31, 2008. In 2008, time deposits of $100,000 or more increased $291.9 million, or 9.9%, primarily due to marketing efforts, new branches, and a $125.6 million increase in public time deposits. Time deposits under $100,000 increased $333.2 million, or 25.4%, during 2008 due to the $356.7 million increase from brokered deposits.

The following table displays the deposit mix for the past three years:

Deposit Mix

	Year Ended December 31,
	2008		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Demand accounts	$730,433	10.7%	$785,364	12.5%	$781,492	13.8%
NOW accounts	257,234	3.8	231,583	3.7	239,589	4.2
Money market accounts	659,454	9.6	681,783	10.8	657,689	11.6
Saving accounts	316,263	4.6	331,316	5.3	358,827	6.3
Time deposits under $100,000	1,644,407	24.1	1,311,251	20.9	1,007,637	17.8
Time deposits of $100,000 or more	3,228,945	47.2	2,937,070	46.8	2,630,072	46.3

Total	$6,836,736	100.0%	$6,278,367	100.0%	$5,675,306	100.0%

Average total deposits grew $719.5 million, or 12.2%, to $6.63 billion during 2008 compared with average total deposits of $5.91 billion in 2007.

The following table displays average deposits and rates for the past five years:

Average Deposits and Average Rates

	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Demand	$772,982	—%	$782,347	—%	$761,991	—%	$703,185	—%	$664,329	—%
NOW accounts	255,185	0.61	232,114	1.22	237,113	1.18	245,904	0.61	267,188	0.27
Money market accounts	736,739	1.84	699,606	3.08	599,210	2.69	539,642	1.40	616,970	0.79
Saving accounts	334,222	0.36	344,066	0.95	374,570	0.91	390,787	0.51	421,959	0.31
Time deposits	4,530,923	3.56	3,852,468	4.72	3,344,931	4.12	2,929,365	2.79	2,522,845	1.70

Total	$6,630,051	2.68%	$5,910,601	3.54%	$5,317,815	3.01%	$4,808,883	1.93%	$4,493,291	1.11%

Management considers the Bank’s time deposits of $100,000 or more (Jumbo CDs) to be generally less volatile than other wholesale funding sources primarily because:

•	approximately 71% of the Bank’s Jumbo CDs have been on deposit with the Bank for two years or more;

•	the Jumbo CD portfolio is widely-held with 13,148 individual accounts averaging approximately $212,581 per account owned by 8,393 individual depositors as of December 31, 2008; and

•

the ratio of relatively higher percentage of Jumbo CDs to total deposits exists in most of the Asian-American banks in our California market because of a higher savings rate within the communities we serve.

Management monitors the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the customers the Bank is serving.

Of our Jumbo CDs, approximately 98.6% matured within one year as of year-end 2008. The following tables display time deposits of $100,000 or more by maturity:

Time Deposits of $100,000 or More by Maturity

At December 31, 2008
(In thousands)
Less than three months	$1,582,929
Three to six months	767,329
Six to twelve months	832,877
Over one year	45,810

Total	$3,228,945

The following table displays time deposits with a remaining term of more than one year at December 31, 2008:

Maturities of Time Deposits with a Remaining Term

of More Than One Year for Each

of the Five Years Following December 31, 2008

(In thousands)
2010	$86,510
2011	9,738
2012	747
2013	320
2014	1

Borrowings

Borrowings include securities sold under agreements to repurchase, federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Federal funds purchased were $52.0 million with a weighted average rate of 0.26% as of December 31, 2008, compared to $41.0 million with a weighted average rate of 4.00% as of December 31, 2007.

Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 3.95% at December 31, 2008, compared to $1.4 billion with a weighted average rate of 3.57% at December 31, 2007. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million are with initial fixed rates ranging from 1.00% and 3.50% and initial fixed rate terms ranging from six months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. In addition, there were $60.0 million short-term securities sold under agreements to repurchase that mature in January 2009. At December 31, 2008, included in long-term transactions are twenty-seven repurchase agreements totaling $1.4 billion that were callable but which had not been called. Ten fixed-to-floating rate repurchase agreements of $50.0 million each have variable interest rates currently at a range from 3.50% to

3.75% maximum rate until their final maturities in the second half of 2014 for $400 million and in January 2015 for $100 million. Four floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates ranging from 4.89% to 5.07% until their final maturities in January 2017. Ten floating-to-fixed rate repurchase agreements totaled $550.0 million have fixed interest rates ranging from 4.29% to 4.78% until their final maturities in 2014. Two floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates at 4.75% and 4.79% until their final maturities in 2011. One floating-to-fixed rate repurchase agreement of $50.0 million has a fixed interest rate of 4.83% until its final maturity in 2012. These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. We may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.7 billion as of December 31, 2008, and $1.5 billion as of December 31, 2007.

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Average amount outstanding during the year (1)	$1,554,023	$941,380	$374,356
Maximum amount outstanding at month-end (2)	1,610,000	1,391,025	445,000
Balance, December 31,	1,610,000	1,391,025	400,000
Rate at year-end	3.95%	3.57%	4.40%
Weighted average interest rate for the year	3.90%	3.72%	4.19%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were December 2008, December 2007, and July 2006.

Total advances from the FHLB of San Francisco increased $74.2 million to $1.45 billion at December 31, 2008, from $1.38 billion at December 31, 2007. Non-puttable advances totaled $749.4 million with a weighted rate of 1.63% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at December 31, 2008. The FHLB has the right to terminate the puttable transaction at par at each three-month anniversary after the first puttable date. FHLB advances of $300.0 million at a weighted average rate of 4.31% were puttable as of December 31, 2008. The remaining puttable FHLB advances of $400.0 million at a weighted average rate of 4.50% are puttable at the second anniversary date in 2009.

Long-term Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt has a maturity term of 10 years and bears interest at a rate of three-month LIBOR plus 110 basis points. As of December 31, 2008, $50.0 million was outstanding with a rate of 2.56% under this note compared to $50.0 million at a rate of 5.93% at December 31, 2007. The subordinated debt qualifies as Tier 2 capital for regulatory reporting purpose and is included as a component of long-term debt in the consolidated balance sheet.

We established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing Guaranteed Preferred Beneficial Interests in their Subordinated Debentures to outside investors (“Capital Securities”). The proceeds from the issuance of the Capital Securities as well as our purchase of the common stock of the special purpose trusts were invested in Junior Subordinated Notes of the Company (“Junior Subordinated Notes”). The trusts exist for the purpose of issuing the Capital Securities and investing in Junior Subordinated Notes. Subject to some limitations, payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts, or the redemption of the Capital Securities, are guaranteed by the Company to the extent the trusts have funds on hand at such time. The obligations of the Company under the guarantees and the Junior

Subordinated Notes are subordinate and junior in right of payment to all indebtedness of the Company and will be structurally subordinated to all liabilities and obligations of the Company’s subsidiaries. The Company has the right to defer payments of interest on the Junior Subordinated Notes at any time or from time to time for a period of up to twenty consecutive quarterly periods with respect to each deferral period. Under the terms of the Junior Subordinated Notes, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock if it has deferred payment of interest on any Junior Subordinated Notes.

At December 31, 2008, Junior Subordinated Notes totaled $121.1 million with a weighted average interest rate of 4.02% compared to $121.1 million with a weighted average rate of 7.13% at December 31, 2007. The Junior Subordinated Notes have a stated maturity term of 30 years. The Junior Subordinated Notes issued qualifies as Tier 1 capital for regulatory reporting purposes. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and commitments to make future payments as of December 31, 2008. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Contractual obligations:
Federal funds purchased	$52,000	$—	$—	$—	$52,000
Securities sold under agreements to repurchase (1)	60,000	100,000	50,000	1,400,000	1,610,000
Advances from the Federal Home Loan Bank (2)	520,000	229,362	700,000	—	1,449,362
Other borrowings	—	—	—	19,500	19,500
Long-term debt	—	—	—	171,136	171,136
Operating leases	5,874	7,863	5,443	3,293	22,473
Deposits with stated maturity dates	4,776,032	96,248	1,067	5	4,873,352

	5,413,906	433,473	756,510	1,593,934	8,197,823
Other commitments:
Commitments to extend credit	1,439,378	372,729	30,305	205,573	2,047,985
Standby letters of credit	78,892	531			79,423
Commercial letters of credit	66,118	102			66,220
Bill of lading guarantees	493				493

Total contractual obligations and other commitments	$6,998,787	$806,835	$786,815	$1,799,507	$10,391,944

(1)	These repurchase agreements have a final maturity of 5 years, 7 years and 10 years from origination date but are callable on a quarterly basis after the six months or one year anniversary according to agreements.
(2)	FHLB advances of $700.0 million that mature in 2012 have a callable option. On a quarterly basis, advances of $300.0 million are callable on the first anniversary date and of $400.0 million are callable on the second anniversay date.

In the normal course of business, we enter into various transactions, which, in accordance with U.S. generally accepted accounting principles, are not included in our consolidated balance sheet. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

Loan Commitments. We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. We minimize its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses. Loan commitments outstanding at December 31, 2008, are included in the table above.

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek reimbursement from the customer. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2008, are included in the table above.

Capital Resources

Stockholders’ Equity

We obtain capital primarily from retained earnings, the issuance of additional common stock and, to a lesser extent, through our Dividend Reinvestment Plan and stock option exercises. In December 2008, we obtained additional capital of $258.0 million by participating in the U.S. Treasury Troubled Asset Relief Program (“TARP”) Capital Purchase Program under the Emergency Economic Stabilization Act of 2008. Stockholders’ equity of $1.3 billion at December 31, 2008, was up $321.0 million, or 33.0%, compared to $971.9 million at December 31, 2007. The increase in stockholders’ equity was due to $258.0 million senior preferred stock issued to the U.S. Treasury, $50.5 million from net income less payments of dividends on common stock of $20.8 million, an increase of $23.9 million from unrealized gains on securities, proceeds from exercise of stock options of $0.4 million, reinvestment of dividends of $2.6 million and amortization of unearned compensation of $7.7 million offset by a dividend of $1.1 million on preferred stock, by a tax short-fall of $0.3 million from the exercise of stock options, and by the $0.1 million cumulative effect adjustment as a result of adoption of EITF No. 06-4,”Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The Company paid common stock dividends of $0.420 per common share in 2008 and $0.405 per common share in 2007.

We have participated in the U.S. Treasury TARP Capital Purchase Program under the Emergency Economic Stabilization Act of 2008, although both the Bancorp and the Bank are well capitalized and meet all the applicable regulatory capital requirements. On December 5, 2008, the U.S. Treasury purchased 258,000 shares of our Series B preferred stock in the amount of $258.0 million. The Series B preferred stock pays cumulative compounding dividends at a rate of 5% per year for the first five years, and thereafter at a rate of 9% per year. The shares are non-voting, other than class voting rights on matters that could adversely affect the shares. They are callable at par after three years. Prior to the end of three years, the senior preferred shares may only be redeemed with the proceeds from one or more qualified equity offerings. In conjunction with the purchase of senior preferred shares, the U.S. Treasury received warrants to purchase 1,846,374 shares of common stock at the exercise price of $20.96 with an aggregate market price equal to $38.7 million, 15% of the senior preferred stock amount that U.S. Treasury invested. The exercise price of $20.96 on warrants was calculated based on the average of closing prices of our common stock on the 20 trading days ending on the last trading day prior to November 17, 2008, the date that we received the preliminary approval for the capital purchase from the U.S. Treasury. The Company also adopted the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds securities issued under this program. The terms of this program could reduce investment returns to our stockholders by restricting dividends to common stockholders, diluting existing stockholders’ interests, and restricting capital management practices.

On March 18, 2005, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 1,000,000 shares of our common stock. At December 31, 2006 and at December 31, 2005, 451,703 shares remained under the March 2005 stock repurchase program. The Board of Directors approved three additional repurchase programs on March 2007, May 2007, and November 2007 to repurchase 1,000,000 shares under each program subsequent to the completion of the March 2005 stock repurchase program on March 6, 2007. In 2007, we repurchased 2,829,203 shares of common stock for $92.4 million, or an average price of $32.67 per share. No shares were repurchased in 2006 or in 2008. As of December 31, 2008, 622,500 shares remain under the November 2007 stock repurchase program. As long as the U S Treasury owns any of our Series B preferred stock, we are precluded from any repurchase of our common stock.

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. The amount of retained earnings available for cash dividends to Company, immediately after December 31, 2008, is restricted to approximately $125.6 million under this regulation.

Capital Adequacy

Management seeks to retain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At year-end 2008, Tier 1 risk-based capital ratio of 12.12%, total risk-based capital ratio of 13.94%, and Tier 1 leverage capital ratio of 9.79%, continued to place the Company in the “well capitalized” category, which is defined as institutions with Tier 1 risk-based capital ratio equal to or greater than 6.00%, total risk-based capital ratio equal to or greater than 10.00%, and Tier 1 leverage capital ratio equal to or greater than 5.00%. The comparable ratios for 2007 were Tier 1 risk-based capital ratio of 9.09%, total risk-based capital ratio of 10.52%, and Tier 1 leverage capital ratio of 7.83%.

Cathay Real Estate Investment Trust, of which 100% of the common stock is owned by the Bank, sold $4.4 million during 2003 and $4.2 million during 2004 of its 7.0% Series A Non-Cumulative preferred stock to accredited investors. During 2005, the Trust repurchased $131,000 of its preferred stock. This preferred stock qualifies as Tier 1 capital under current regulatory guidelines.

A table displaying the Bancorp’s and the Bank’s capital and leverage ratios at year-end 2008 and 2007 is included in Note 22 to the Consolidated Financial Statements.

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

Our non-performing assets increased $168.1 million, or 201%, to $251.8 million at year-end 2008 compared to $83.7 million at year-end 2007. The increase in non-performing assets was primarily due to a $122.9 million increase in non-accrual loans and a $47.7 million increase in other real estate owned and other assets.

As a percentage of gross loans plus other real estate owned, our non-performing assets increased to 3.34% at year-end 2008 from 1.25% at year-end 2007. The non-performing loan coverage ratio, defined as the allowance for credit losses to non-performing loans, decreased to 68.87% at year-end 2008, from 102.99% at year-end 2007.

The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Accruing loans past due 90 days or more	$6,733	$9,265	$8,008	$2,106	$3,260
Non-accrual loans	181,202	58,275	22,322	15,799	19,211

Total non-performing loans	187,935	67,540	30,330	17,905	22,471

Real estate acquired in foreclosure and other assets	63,892	16,147	5,259	—	—

Total non-performing assets	$251,827	$83,687	$35,589	$17,905	$22,471

Troubled debt restructurings (1)	$924	$12,601	$955	$3,088	$1,006
Non-performing assets as a percentage of gross loans and other real estate owned at year-end	3.34%	1.25%	0.62%	0.39%	0.59%
Allowance for credit losses as a percentage of non-performing loans	68.87%	102.99%	213.28%	336.50%	279.83%

(1)	Troubled debt restructurings accrue interest at their restructured terms.

The effect of non-accrual loans on interest income for the past five years is presented below:

	2008	2007	2006	2005	2004
	(In thousands)
Non-accrual Loans
Contractual interest due	$14,043	$5,324	$1,851	$1,308	$1,692
Interest recognized	8,782	2,756	851	157	546

Net interest foregone	$5,261	$2,568	$1,000	$1,151	$1,146

During the fourth quarter of 2006, the Company recognized $1.47 million of interest income, which is not reflected in the table above for 2006 amounts, from the full payoff of a loan that had been on nonaccrual status since 2004. As of December 31, 2008, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

Non-accrual Loans

Non-accrual loans were $181.2 million at year-end 2008 and $58.3 million at year-end 2007. Non-accrual loans at December 31, 2008, consisted of eighteen residential construction loans totaling $107.5 million, an office building construction loan of $14.7 million, twenty-two commercial real estate loans totaling $19.7 million, eight land loans totaling $12.6 million, thirty-five commercial loans totaling $20.9 million, and seventeen residential mortgage loans totaling $5.8 million. Included in nonaccrual loans as of December 31, 2008, are loans totaling $35.0 million which were not 90 days past due as of December 31, 2008, but that we classified as nonaccrual due to concerns surrounding collateral and future collectibility. The $122.2 million of non-accrual construction loans included eight condo construction loans of $69.2 million and a single-family residential construction loan of $7.3 million in Los Angeles County, a $14.7 million office building construction loan and a $5.7 million single-family residential construction loan in San Bernardino County, California, three condo or condo conversion loans of $11.1 million in San Diego County, two residential construction loans totaling $10.1 million in the state of Nevada, a $2.5 million residential construction loan in the Central Valley of California, a $1.1 million condo construction loan in Boston, Massachusetts, and a $0.5 million senior housing loan in New Jersey. The $19.7 million of non-accrual commercial real estate loans included four loans of $6.5 million secured by warehouses, four loans of $4.1 million secured by apartments, a $1.7 million loan secured by a motel and $2.3 million loans secured by two shopping centers in Texas, and $5.1 million in loans secured by industrial and office buildings, restaurants, and a retail store. The comparable numbers for 2007 were twelve commercial loans totaling $6.7 million, twenty-one commercial mortgage loans totaling $19.9 million, nine construction loans totaling $29.7 million, and 10 residential mortgage loans totaling $2.0 million.

The following tables present the type of properties securing the non-accrual loans and the type of businesses the borrowers engaged in as of the dates indicated:

	December 31, 2008		December 31, 2007
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/Multi-family residence	$117,393	$230	$26,916	$163
Commercial real estate	30,297	715	14,885	—
Land	12,608	—	9,810	—
Personal Property (UCC)	—	18,993	—	6,487
Unsecured	—	966	—	14

Total	$160,298	$20,904	$51,611	$6,664

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

	December 31, 2008		December 31, 2007
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$151,170	$4,878	$48,794	$—
Wholesale/Retail	2,684	9,252	845	1,318
Food/Restaurant	817	5,642	—	92
Import/Export	—	1,132	—	5,254
Other	5,627	—	1,972	—

Total	$160,298	$20,904	$51,611	$6,664

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

Other Real Estate Owned

At December 31, 2008, the net carrying value of other real estate owned increased $44.9 million to $61.0 million from $16.1 million at December 31, 2007. OREO located in California was comprised of eight properties, including $13.5 million for land zoned for residential and retail purposes in Riverside County, California; $10.3 million for land zoned for apartments in Anaheim, California; $4.4 million for a condo project in Los Angeles, California; $3.7 million for four pieces of land zoned for residential purposes; and three other properties totaling $0.6 million. OREO located in Texas was comprised of five properties, including two shopping centers totaling $16.2 million, a $7.1 million apartment building, a $1.4 million hotel, and a $0.8 million office building. As of December 31, 2007, other real estate owned consisted of five properties with a net carrying value of $16.1 million.

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

As of December 31, 2008 troubled debt restructurings, excluding those on non-accrual status, was comprised of three loans totaling $924,000 which decreased $11.6 million from $12.6 million as of December 31, 2007. At December 31, 2008, the restructured loans were performing under their revised terms. Included in troubled debt restructured loans at December 31, 2007, was an $11.7 million condo conversion construction loan for a project in San Diego County, California, where the interest rate has been reduced to 6.0% during the third quarter of 2007. This loan was in non-accrual status as of December 31, 2008.

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

We identified impaired loans with a recorded investment of $181.2 million at year-end 2008, compared to $70.0 million at year-end 2007. The average balance of impaired loans was $106.7 million in 2008 and $46.0 million in 2007. Interest collected on impaired loans totaled $8.8 million in 2008 and $2.8 million in 2007.

The following table presents impaired loans and the related allowance as of the dates indicated:

	At December 31,
	2008	2007
	(In thousands)
Balance of impaired loans with no allocated allowance	$79,852	$50,249
Balance of impaired loans with an allocated allowance	101,350	19,701

Total recorded investment in impaired loans	$181,202	$69,950

Amount of the allowance allocated to impaired loans	$38,538	$4,937

The impaired loans included in the table above are comprised of $20.9 million in commercial loans and $160.3 million in real estate loans as of December 31, 2008, and comprised of $6.7 million in commercial loans and $63.3 million in real estate loans as of December 31, 2007.

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

We experienced no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of December 31, 2008. See Part I — Item 1A — “Risk Factors” in this Annual Report on Form 10-K for a discussion of some of the factors that may affect us.

Allowance for Credit Losses

The Bank maintains the allowance for credit losses at a level that is considered to be equal to the estimated and known risks in the loan portfolio and off-balance sheet unfunded credit commitments. Allowance for credit losses is comprised of allowances for loan losses and for off-balance sheet unfunded credit commitments. With this risk management objective, the Bank’s management has an established monitoring system that is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy level of the allowance for credit losses in a timely manner.

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

The following table sets forth the information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the past five years:

Allowance for Credit Losses

	Amount Outstanding as of December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of year	$64,983	$60,220	$56,438	$58,832	$62,830
Provision/(reversal) for credit losses	106,700	11,000	2,000	(500)	—
Transfers to reserve for off-balance sheet credit commitments	(2,756)	(107)	(656)	235	(1,070)
Charge-offs :
Commercial loans	(12,932)	(7,503)	(1,985)	(5,176)	(8,334)
Construction loans	(20,653)	(978)	—	—	(1,366)
Real estate loans	(5,291)	(903)	(3)	—	—
Real estate land loans	(9,553)	(667)	—	—	—
Installment loans and other loans	(254)	(23)	(42)	(39)	(28)

Total charge-offs	(48,683)	(10,074)	(2,030)	(5,215)	(9,728)
Recoveries:
Commercial loans	1,750	3,025	1,243	2,850	6,702
Construction loans	83	190	—	212	57
Real estate loans	—	265	41	—	—
Installment loans and other loans	16	32	31	24	41

Total recoveries	1,849	3,512	1,315	3,086	6,800
Allowance from acquisitions	—	432	3,153	—	—

Balance at end of year	$122,093	$64,983	$60,220	$56,438	$58,832

Reserve for off-balance sheet credit commitments
Balance at beginning of year	$4,576	$4,469	$3,813	$4,048	$2,978
Provision (reversal) for credit losses/transfers	2,756	107	656	(235)	1,070

Balance at end of year	$7,332	$4,576	$4,469	$3,813	$4,048

Average loans outstanding during year ended	$7,214,689	$6,170,505	$5,310,564	$4,165,301	$3,522,575
Ratio of net charge-offs to average loans outstanding during the year	0.65%	0.11%	0.01%	0.05%	0.08%
Provision for credit losses to average loans outstanding during the year	1.48%	0.18%	0.04%	—%	—%
Allowance for credit losses to non-performing loans at year-end	68.87%	102.99%	213.28%	336.50%	279.83%
Allowance for credit losses to gross loans at year-end	1.73%	1.04%	1.13%	1.30%	1.64%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

Allocation of Allowance for Loan Losses

	As of December 31,
	2008		2007		2006		2005		2004
	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans
	(Dollars in thousands)
Type of Loans:
Commercial loans	$44,508	21.7%	$24,081	21.1%	$31,067	20.9%	$29,487	24.5%	$29,664	26.8%
Residential mortgage loans and equity lines	2,678	10.2	1,314	9.9	1,458	9.1	1,020	9.0	1,346	8.4
Commercial mortgage loans	35,060	55.7	26,646	56.4	22,226	57.6	20,624	55.0	20,949	55.1
Real Estate construction loans	39,820	12.1	12,906	12.1	5,449	11.8	5,293	10.9	6,838	9.4
Installment loans	27	0.2	36	0.3	11	0.3	10	0.3	17	0.2
Other loans	—	0.1	—	0.2	9	0.3	4	0.3	18	0.1

Total	$122,093	100.0%	$64,983	100.0%	$60,220	100.0%	$56,438	100.0%	$58,832	100.0%

The increase of $20.4 million in the allowance allocated to commercial loans to $44.5 million at year-end 2008 is due primarily to an increase in loans risk graded Special Mentioned and Substandard due in part to weakness in the economy and an increase of $10.1 million in the allowance reserved against impaired commercial loans. At December 31, 2008, thirty five commercial loans totaling $20.9 million were on non-accrual status and no commercial loans was past due 90 days and still accruing interest. At December 31, 2007, twelve commercial loans totaling $6.7 million were on non-accrual status and four commercial loans totaling $6.7 million was past due 90 days and still accruing interest. Commercial loans comprised 11.5% of impaired loans and 11.5% of non-accrual loans at December 31, 2008, compared to 9.5% of impaired loans, 11.4% of non-accrual loans, and 72.3% of loans over 90 days still on accrual status at December 31, 2007.

The allowance allocated to residential mortgage loans and equity lines increased $1.4 million, from $1.3 million at December 31, 2007, to $2.7 million at December 31, 2008.

The increase in the allowance allocated to commercial mortgage loans from $26.6 million at December 31, 2007, to $35.1 million at December 31, 2008, was due to the growth in commercial mortgage loans and the increase in loans risk graded Substandard due in part to the deteriorating economy. The overall allowance of total commercial mortgage loans was 0.8% for the year ended December 31, 2008, and 0.7% for the year ended December 31, 2007. At December 31, 2008, thirty commercial mortgage loans totaling $32.3 million were on non-accrual status and one commercial mortgage loan of $4.1 million was past due 90 days and still accruing interest. At December 31, 2007, twenty-one commercial mortgage loans totaling $19.9 million were on non-accrual status and one commercial mortgage loan of $2.6 million was past due 90 days and still accruing interest. Commercial mortgage loans comprised 17.8% of impaired loans, 17.8% of non-accrual loans, and 60.9% of loans over 90 days still on accrual status at December 31, 2008, compared to 28.5% of impaired loans, 34.3% of non-accrual loans, and 27.7% of loans over 90 days still on accrual status at December 31, 2007.

The allowance allocated for construction loans increased $26.9 million to $39.8 million, or 4.4%, of construction loans at December 31, 2008, compared to $12.9 million, or 1.6%, of construction loans at December 31, 2007, primarily due to an increase in the amount of construction loans risk graded as Substandard during 2008 as a result of slower housing sales and lower selling prices in California and due to an increase of $12.2 million in the reserve provided against impaired construction loans. At December 31, 2008, twenty construction loans totaling $122.2 million were on non-accrual status and a $2.6 million construction loan was past due 90 days and still accruing interest. At December 31, 2007, nine construction loans totaling $29.7 million were on non-accrual status and no construction loan was past due 90 days and still accruing interest. Construction loans comprised 67.4% of impaired loans, 67.4% of non- accrual loans, and 39.1% of loans over 90 days still on accrual status at December 31, 2008 compared to 59.1% of impaired loans, 50.9% of non-accrual loans, and 0% of loans over 90 days still on accrual status at December 31, 2007.

Also, see Part I — Item 1A — “Risk Factors” above in this Annual Report Form 10-K for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. At year-end 2008, our liquidity ratio (defined as net cash and short-term and marketable securities to net deposits and short-term liabilities) increased to 23.4% primarily due to higher securities balances compared to 15.8% at year-end 2007.

To supplement its liquidity needs, the Bank maintains a total credit line of $191.0 million for federal funds with four correspondent banks. In addition, the Bank is also a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2008, the Bank had an approved credit line with the FHLB of San Francisco totaling $2.76 billion. Total advances from the FHLB of San Francisco at December 31, 2008, were $1.45 billion, of which $749.4 million are non-callable advances and $700.0 million are callable advances. These borrowings bear fixed rates and are secured by loans and securities. See Note 11 to the Consolidated Financial Statements. On January 2, 2009, the Bank pledged a portion of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program and increased its borrowing capacity from the Discount Window by $500 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At December 31, 2008, securities available-for-sale totaled $3.08 billion, with $2.93 billion pledged as collateral for borrowings and other commitments. The remaining $153.3 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 98.0% of our time deposits mature within one year or less as of December 31, 2008. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity for the next twelve months to the Bank to meet its operating needs.

The Company obtains funding for its activities primarily through dividend income contributed by the Bank, proceeds from the issuance of the Bancorp common stock through our Dividend Reinvestment Plan and exercise of stock options. Dividends paid to the Bancorp by the Bank are subject to regulatory limitations. The business activities of the Bancorp consist primarily of the operation of the Bank with limited activities in other investments. Management believes the Bancorp’s liquidity generated from its prevailing sources is sufficient to meet its operational needs.

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

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At December 31, 2008, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 1.0%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 1.0%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 5.7%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 8.5%.

Our simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level to value the net economic value of our portfolio of assets and liabilities in our policy to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2008, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net economic value of our portfolio of assets and liabilities would decrease by 5.5%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net economic value of our assets and liabilities would increase by 2.2%.

Quantitative Information About Interest Rate Risk

The following table shows the carrying value of our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, as well as the instruments’ total fair values at December 31, 2008, and 2007. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities which are described in Note 17 to the Consolidated Financial Statements. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

	Average Interest Rate							2008		2007
		Expected Maturity Date at December 31,						Total	Fair Value	Total	Fair Value
		2009	2010	2011	2012	2013	Thereafter
	(Dollars in thousands)
Interest-Sensitive Assets:
Mortgage-backed securities and collateralized mortgage obligations	4.84%	$777,592	$484,924	$307,988	$199,151	$131,236	$349,450	$2,250,341	$2,250,341	$1,545,203	$1,545,203
Other available for sale securities	4.88	13,802	1,007	1,016	3,165	771,025	43,461	833,476	833,476	802,462	802,462
Gross loans receivable:
Commercial	4.78	1,330,981	101,727	74,482	55,321	21,814	36,113	1,620,438	1,617,423	1,435,861	1,439,904
Residential Mortgage	5.38	8,716	3,179	5,899	17,074	12,401	744,228	791,497	805,957	663,707	666,466
Commercial Mortgage	6.25	766,793	447,977	339,876	516,048	473,623	1,588,533	4,132,850	4,130,379	3,762,689	3,805,008
Real estate construction	5.16	818,746	86,379	7,914	—	—	129	913,168	912,376	799,230	799,296
Installment & other	4.31	13,917	282	110	104	—	2	14,415	14,368	22,158	22,141
Securities purchased under agreements to resell	5.32	51,000	—	—	—	—	150,000	201,000	198,435	516,100	520,695
Long-term CD	—	—	—	—	—	—	—	—	—	50,000	51,470
Trading Securities	—	—	—	—	—	—	12	12	12	5,225	5,225
Interest Sensitive Liabilities:
Other interest-bearing deposits	0.92	308,849	118,847	89,811	80,956	71,103	563,385	1,232,951	1,232,951	1,244,682	1,244,682
Time deposits	3.13	4,776,032	86,510	9,738	748	319	5	4,873,352	4,898,028	4,248,321	4,261,690
Federal funds purchased	0.26	52,000	—	—	—	—	—	52,000	52,000	41,000	41,000
Securities sold under agreements to repurchase	3.95	60,000	—	100,000	50,000	—	1,400,000	1,610,000	1,785,725	1,391,025	1,452,737
Advances from the Federal Home Loan Bank	2.98	520,000	65,000	164,362	700,000	—	—	1,449,362	1,523,718	1,375,180	1,399,658
Other borrowings from financial institutions	—	—	—	—	—	—	—	—	—	8,301	8,301
Other borrowings	—	—	—	—	—	—	19,500	19,500	19,500	19,642	19,642
Long-term debt	4.02	—	—	—	—	—	171,136	171,136	91,496	171,136	147,930
Off-Balance Sheet Financial Instruments:
Commitments to extend credit		1,439,378	323,634	49,095	27,461	2,844	205,573	2,047,985	(3,089)	2,310,887	(2,879)
Standby letters of credit		78,892	528	3	—	—	—	79,423	(417)	62,413	(333)
Other letters of credit		66,118	102	—	—	—	—	66,220	(38)	71,809	(36)
Bill of lading guarantees		493	—	—	—	—	—	493	(2)	323	(1)

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

As of December 31, 2008, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cathay General Bancorp:

We have audited Cathay General Bancorp’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cathay General Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cathay General Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treapdway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cathay General Bancorp and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

February 27, 2009

Item 9B. Other Information.

On December 18, 2008, the Company entered into an Amended and Restated Change of Control Employment Agreement with each of its executive officers, Dunson K. Cheng, Peter Wu, Anthony M. Tang, Heng W. Chen, Irwin Wong, Kim R. Bingham, and Perry P. Oei. These new agreements amend and restate the Change of Control Employment Agreements entered into by the Company with each of these executive officers in November 2006. The purpose of the amendment and restatement was compliance with Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities and Exchange Act of 1934, code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and matters relating to corporate governance is incorporated herein by reference from the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors” and “Code of Ethics” in our Definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2008, with respect to compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights 1/ (a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)] (c)
Equity Compensation Plans Approved by Security Holders	5,206,374	$27.72	1,548,921
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	5,206,374	$27.72	1,548,921

(1)	Includes options granted under the GBC Bancorp 1999 Employee Stock Incentive Plan (the “GBC Bancorp Plan”). On October 20, 2003, pursuant to the terms of its merger with GBC Bancorp, the Company assumed an obligation to issue up to 1,416,520 shares of the Company’s common stock for outstanding options under the GBC Bancorp Plan. As of December 31, 2008, options on 447,634 shares remain outstanding under the GBC Bancorp Plan. No further grants will be made under the GBC Bancorp Plan.

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

(b) Exhibits

3.1	Restated Certificate of Incorporation. Previously filed with Securities and Exchange Commission on March 15, 2004, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

3.1.1	Amendment to Restated Certificate of Incorporation. Previously filed with Securities and Exchange Commission on March 15, 2004, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

3.2	Restated Bylaws. Previously filed with Securities and Exchange Commission on March 15, 2004, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

3.2.1	Amendment to Restated Bylaws. Previously filed with Securities and Exchange Commission on March 15, 2004, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

3.2.2	Amendment to Restated Bylaws. Previously filed with the Securities and Exchange Commission on October 22, 2007, as an exhibit to Bancorp’s Current Report on Form 8-K and incorporated herein by this reference.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock. Previously filed with Securities and Exchange Commission on March 1, 2007, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

3.4	Certificate of Designation of Series B Preferred Stock. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report Form 8-K and incorporated herein by reference.

4.1	Rights Agreement. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Registration Statement on Form 8-A on December 20, 2000, and incorporated herein by reference.

4.2	Indenture, dated as of March 30, 2007, between Cathay General Bancorp and LaSalle Bank National Association (including form of debenture). Previously filed with the Securities and Exchange Commission on May 10, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by this reference.

4.2.1	Amended and Restated Declaration of Trust of Cathay Capital Trust III, dated as of March 30, 2007. Previously filed with the Securities and Exchange Commission on May 10, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by this reference.

4.2.2	Guarantee Agreement, dated as of March 30, 2007, between Cathay General Bancorp and LaSalle Bank National Association. Previously filed with the Securities and Exchange Commission on May 10, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by this reference.

4.2.3	Form of Capital Securities of Cathay Capital Trust III (included within Exhibit 4.2.1) Previously filed with the Securities and Exchange Commission on May 10, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by this reference.

4.3	Warrant to purchase up to 1,846,374 shares of Common Stock, issued on December 5, 2008. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report Form 8-K and incorporated herein by reference.

4.4	Form of Preferred Share Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report Form 8-K and incorporated herein by reference.

10.1	Form of Indemnity Agreements between the Bancorp and its directors and certain officers. Previously filed with Securities and Exchange Commission on March 1, 2007, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.2	Amended and Restated Cathay Bank Employee Stock Ownership Plan effective January 1, 1997. Previously filed with Securities and Exchange Commission on March 1, 2007, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.**

10.2.1	Amendment No. 1 effective January 1, 2002 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan. Previously filed with Securities and Exchange Commission on March 15, 2004, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.**

10.2.2	Amendment No. 2 effective January 1, 2004 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan. Previously filed with Securities and Exchange Commission on March 15, 2004, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.**

10.2.3	Amendment No. 3 effective January 1, 2003 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan. Previously filed with Securities and Exchange Commission on March 15, 2004, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.**

10.2.4	Amendment No. 4 effective October 20, 2003 and June 17, 2004 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan. Previously filed with Securities and Exchange Commission on March 15, 2004, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.**

10.3	Dividend Reinvestment Plan of the Bancorp. Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement No. 33-33767 and incorporated herein by reference.**

10.4	Equity Incentive Plan of the Bancorp effective February 19, 1998. Previously filed with the Securities and Exchange Commission on March 16, 2006, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.**

10.4.1	First Amendment to Cathay Bancorp, Inc. Equity Incentive Plan.+**

10.5	GBC Bancorp 1999 Employee Stock Incentive Plan. Previously filed with Securities and Exchange Commission on March 1, 2007, as an exhibit to Bancorp’s Annual Report on Form 10-Total K for the year ended December 31, 2006, and incorporated herein by reference.**

10.6	Cathay Bank Bonus Deferral Agreement. Previously filed with Securities and Exchange Commission on March 30, 2005, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by this reference.**

10.6.1	Cathay Bank Bonus Deferral Agreement (Amended and Restated). Previously filed with the Securities and Exchange Commission on November 9, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by this reference.**

10.7	Cathay General Bancorp 2005 Incentive Plan. Previously filed with the Securities and Exchange Commission on April 7, 2005, as an appendix to the Bancorp’s Definitive Proxy Statement on Schedule 14A and incorporated herein by this reference.**

10.7.1	Cathay General Bancorp 2005 Incentive Plan (Amended and Restated). Previously filed with the Securities and Exchange Commission on November 9, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by this reference.**

10.7.2	Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Award Agreement. Previously filed with the Securities and Exchange Commission on January 30, 2006, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by this reference.**

10.7.3	Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory). Previously filed with the Securities and Exchange Commission on January 30, 2006, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by this reference.**

10.7.4	Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory) (Nonemployee Director).+**

10.7.5	Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Unit Agreement.+**

10.8	Letter Agreement, dated December 5, 2008, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the U.S. Treasury. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report Form 8-K and incorporated herein by reference.

10.9	Form of Waiver, executed by each of Messrs. Dunson K. Cheng, Peter Wu, Anthony M. Tang, Heng W. Chen, Irwin Wong, Kim R. Bingham and Perry P. Oei. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report Form 8-K and incorporated herein by reference.**

10.9.1	Form of Consent, executed by each of Messrs. Dunson K. Cheng, Peter Wu, Anthony M. Tang, Heng W. Chen, Irwin Wong, Kim R. Bingham and Perry P. Oei as to adoption of amendments to Benefit Plans as required by Section 111(b) of EESA. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report Form 8-K and incorporated herein by reference.**

10.10	Amended and Restated Change of Control Employment Agreement for Dunson K. Cheng dated as of December 18, 2008.+**

10.10.1	Amended and Restated Change of Control Employment Agreement for Peter Wu dated as of December 18, 2008.+**

10.10.2	Amended and Restated Change of Control Employment Agreement for Anthony M. Tang dated as of December 18, 2008.+**

10.10.3	Amended and Restated Change of Control Employment Agreement for Heng W. Chen dated as of December 18, 2008.+**

10.10.4	Amended and Restated Change of Control Employment Agreement for Irwin Wong dated as of December 18, 2008.+**

10.10.5	Amended and Restated Change of Control Employment Agreement for Kim Bingham dated as of December 18, 2008.+**

10.10.6	Amended and Restated Change of Control Employment Agreement for Perry P. Oei dated as of December 18, 2008.+**

21.1	Subsidiaries of the Bancorp.+

23.1	Consent of Independent Registered Public Accounting Firm.+

24.1	Power of Attorney.+

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

**	Management contract or compensatory plan or arrangement.
+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cathay General Bancorp

By:	/s/ DUNSON K. CHENG
Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DUNSON K. CHENG	President, Chairman of the	February 27, 2009
Dunson K. Cheng	Board, Director, and Chief Executive Officer (principal executive officer)

/s/ HENG W. CHEN	Executive Vice President,	February 27, 2009
Heng W. Chen	Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)

/s/ PETER WU	Director	February 27, 2009
Peter Wu

/s/ ANTHONY M. TANG	Director	February 27, 2009
Anthony M. Tang

/s/ KELLY L. CHAN	Director	February 27, 2009
Kelly L. Chan

/s/ MICHAEL M.Y. CHANG	Director	February 27, 2009
Michael M.Y. Chang

/s/ THOMAS C.T. CHIU	Director	February 27, 2009
Thomas C.T. Chiu

/s/ NELSON CHUNG	Director	February 27, 2009
Nelson Chung

/s/ PATRICK S.D. LEE	Director	February 27, 2009
Patrick S.D. Lee

Signature	Title	Date

/s/ TING LIU	Director	February 27, 2009
Ting Liu

/s/ JOSEPH C.H. POON	Director	February 27, 2009
Joseph C.H. Poon

/s/ THOMAS G. TARTAGLIA	Director	February 27, 2009
Thomas G. Tartaglia

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2008 and 2007	F-3

Consolidated Statements of Income and Comprehensive Income for each of the years ended December 31, 2008, 2007, and 2006	F-4

Consolidated Statements of Changes in Stockholders’ Equity for each of the years ended December 31, 2008, 2007, and 2006	F-5

Consolidated Statements of Cash Flows for each of the years ended December 31, 2008, 2007, and 2006	F-6

Notes to Consolidated Financial Statements	F-8

Parent-only condensed financial information of Cathay General Bancorp is included in Note 20 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F-45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cathay General Bancorp:

We have audited the accompanying consolidated balance sheets of Cathay General Bancorp and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cathay General Bancorp and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cathay General Bancorp’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

February 27, 2009

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$84,818	$118,437
Short-term investments	25,000	2,278
Securities purchased under agreements to resell	201,000	516,100
Long-term certificates of deposit	—	50,000
Securities available-for-sale (amortized cost of $3,043,566 in 2008 and $2,348,606 in 2007)	3,083,817	2,347,665
Trading securities	12	5,225
Loans	7,472,368	6,683,645
Less: Allowance for loan losses	(122,093)	(64,983)
Unamortized deferred loan fees	(10,094)	(10,583)

Loans, net	7,340,181	6,608,079
Federal Home Loan Bank stock	71,791	65,720
Other real estate owned, net	61,015	16,147
Investments in affordable housing partnerships, net	103,562	94,000
Premises and equipment, net	104,107	76,848
Customers’ liability on acceptances	39,117	53,148
Accrued interest receivable	43,603	53,032
Goodwill	319,557	319,873
Other intangible assets	29,246	36,097
Other assets	75,813	39,883

Total assets	$11,582,639	$10,402,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$730,433	$785,364
Interest-bearing accounts:
NOW accounts	257,234	231,583
Money market accounts	659,454	681,783
Saving accounts	316,263	331,316
Time deposits under $100,000	1,644,407	1,311,251
Time deposits of $100,000 or more	3,228,945	2,937,070

Total deposits	6,836,736	6,278,367
Federal funds purchased	52,000	41,000
Securities sold under agreements to repurchase	1,610,000	1,391,025
Advances from the Federal Home Loan Bank	1,449,362	1,375,180
Other borrowings from financial institutions	—	8,301
Other borrowings for affordable housing investments	19,500	19,642
Minority interest in consolidated subsidiary	8,500	8,500
Long-term debt	171,136	171,136
Acceptances outstanding	39,117	53,148
Other liabilities	103,401	84,314

Total liabilities	10,289,752	9,430,613
Commitments and contigencies	—	—
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, 258,000 issued and outstanding in 2008 and none in 2007	3	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 53,715,815 issued and 49,508,250 outstanding in 2008, and 53,543,752 issued and 49,336,187 outstanding in 2007	537	535
Additional paid-in-capital	749,164	480,557
Accumulated other comprehensive income (loss), net	23,327	(545)
Retained earnings	645,592	617,108
Treasury stock, at cost (4,207,565 shares in 2008 and in 2007)	(125,736)	(125,736)

Total stockholders’ equity	1,292,887	971,919

Total liabilities and stockholders’ equity	$11,582,639	$10,402,532

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable	$452,216	$480,769	$419,454
Investment securities- taxable	115,890	100,663	66,071
Investment securities- nontaxable	1,250	2,007	2,730
Federal Home Loan Bank stock	3,301	2,348	1,594
Federal funds sold and securities purchased under agreement to resell	15,017	24,309	195
Deposits with banks	656	4,489	380
Agency preferred stock	1,621	686	1,094

Total interest and dividend income	589,951	615,271	491,518
INTEREST EXPENSE
Time deposits of $100,000 or more	111,293	132,225	104,328
Other deposits	66,417	77,278	55,763
Interest on securities sold under agreements to repurchase	60,559	35,037	15,683
Advances from the Federal Home Loan Bank	46,512	48,072	27,475
Long-term debt	9,090	11,240	5,363
Short-term borrowings	933	1,898	3,623

Total interest expense	294,804	305,750	212,235

Net interest income before provision for credit losses	295,147	309,521	279,283
Provision for credit losses	106,700	11,000	2,000

Net interest income after provision for credit losses	188,447	298,521	277,283

NON-INTEREST INCOME
Securities (losses)/gains, net	(5,971)	810	201
Letters of credit commissions	5,613	5,951	5,409
Depository service fees	4,741	4,763	4,799
Gains on sale of premises and equipment	21	2,716	—
Other operating income	14,503	13,247	11,055

Total non-interest income	18,907	27,487	21,464

NON-INTEREST EXPENSE
Salaries and employee benefits	66,626	68,949	62,500
Occupancy expense	13,236	12,115	10,118
Computer and equipment expense	7,859	9,600	7,876
Professional services expense	12,011	9,304	7,284
FDIC and State assessments	4,809	1,097	1,017
Marketing expense	3,616	3,309	3,459
Other real estate owned	4,953	334	596
Operations of investments in affordable housing	7,397	6,609	5,377
Amortization of core deposit premium	6,909	7,053	6,529
Other operating expense	9,863	10,978	9,162

Total non-interest expense	137,279	129,348	113,918

Income before income tax expense	70,075	196,660	184,829
Income tax expense	19,554	71,191	67,259

Net income	50,521	125,469	117,570

Dividends on preferred stock	(1,140)	—	—

Net income available to common stockholders	$49,381	$125,469	$117,570

Other comprehensive income, net of tax:
Unrealized holding gains arising during the year	21,361	12,181	1,042
Less: reclassification adjustment for (losses)/gains included in net income	(2,511)	298	216

Total other comprehensive income, net of tax	23,872	11,883	826

Total comprehensive income	$74,393	$137,352	$118,396

Net income available to common stockholders per common share
Basic	$1.00	$2.49	$2.29
Diluted	$1.00	$2.46	$2.27
Basic average common shares outstanding	49,414,824	50,418,303	51,234,596
Diluted average common shares outstanding	49,529,793	50,975,449	51,804,495

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007, and 2006

(In thousands, except number of shares)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2005	—	$—	50,191,089	$516	$398,121	($13,254)	$421,545	($33,311)	$773,617

Issuances of common stock— Dividend Reinvestment Plan	—	—	75,003	1	2,621	—	—	—	2,622
Stock options exercised	—	—	162,534	1	3,301	—	—	—	3,302
Restricted stock awarded	—	—	30,000	—	—	—	—	—	—
Tax benefits from stock plans	—	—	—	—	777	—	—	—	777
Stock-based compensation expense	—	—	—	—	7,637	—	—	—	7,637
Issuance of common stock for acquisitions	—	—	1,472,329	15	55,134	—	—	—	55,149
Cash dividends of $0.360 per share	—	—	—	—	—	—	(18,426)	—	(18,426)
Change in other comprehensive income	—	—	—	—	—	826	—	—	826
Net income	—	—	—	—	—	—	117,570	—	117,570

Balance at December 31, 2006	—	—	51,930,955	533	467,591	(12,428)	520,689	(33,311)	943,074

Adjustment to initially apply FASB Interpretation 48	—	—	—	—	—	—	(8,525)	—	(8,525)

Balance at January 1, 2007	—	—	51,930,955	533	467,591	(12,428)	512,164	(33,311)	934,549

Issuances of common stock— Dividend Reinvestment Plan	—	—	78,087	1	2,444	—	—	—	2,445
Stock options exercised	—	—	136,348	1	2,227	—	—	—	2,228
Restricted stock awarded	—	—	20,000	—	—	—	—	—	—
Tax benefits from stock plans	—	—	—	—	791	—	—	—	791
Stock-based compensation	—	—	—	—	7,504	—	—	—	7,504
Purchases of treasury stock	—	—	(2,829,203)	—	—	—	—	(92,425)	(92,425)
Cash dividends of $0.405 per share	—	—	—	—	—	—	(20,525)	—	(20,525)
Change in other comprehensive income	—	—	—	—	—	11,883	—	—	11,883
Net income	—	—	—	—	—	—	125,469	—	125,469

Balance at December 31, 2007	—	—	49,336,187	535	480,557	(545)	617,108	(125,736)	971,919

Adjustment to initially apply EITF 06-4	—	—	—	—	—	—	(147)	—	(147)

Balance at January 1, 2008	—	—	49,336,187	535	480,557	(545)	616,961	(125,736)	971,772

Issuance of series B preferred stock	258,000	3	—	—	240,551	—	—	—	240,554
Issuance of common stock warrant	—	—	—	—	17,673	—	—	—	17,673
Issuances of common stock— Dividend Reinvestment Plan	—	—	151,157	1	2,550	—	—	—	2,551
Stock options exercised	—	—	20,906	1	372	—	—	—	373
Tax benefits from stock plans	—	—	—	—	(247)	—	—	—	(247)
Stock-based compensation	—	—	—	—	7,708	—	—	—	7,708
Cash dividends of $0.420 per share	—	—	—	—	—	—	(20,750)	—	(20,750)
Dividend on preferred stock	—	—	—	—	—	—	(1,140)	—	(1,140)
Change in other comprehensive income	—	—	—	—	—	23,872	—	—	23,872
Net income	—	—	—	—	—	—	50,521	—	50,521

Balance at December 31, 2008	258,000	$3	49,508,250	$537	$749,164	$23,327	$645,592	$(125,736)	$1,292,887

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash Flows from Operating Activities
Net income	$50,521	$125,469	$117,570
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	106,700	11,000	2,000
Provision for losses on other real estate owned	3,604	210	283
Deferred tax benefit	(50,850)	(11,434)	(2,491)
Depreciation	4,166	4,270	3,763
Net losses/(gains) on sale of other real estate owned	11	(29)	(31)
Net gains on sale of loans	(314)	(131)	(240)
Proceeds from sale of loans	10,599	2,532	4,715
Originations of loans held for sale	(3,112)	(2,375)	(4,383)
Purchase of trading securities	—	(5,000)	(5,242)
Federal Home Loan Bank stock dividends	(3,749)	(2,322)	(1,583)
Write-down on venture capital and other investments	1,458	1,377	1,164
Write-down on impaired securities	35,331	—	35
Gain on sales and calls of securities	(29,360)	(810)	(250)
Other non-cash interest	(11)	105	1,002
Amortization of security premiums, net	2,035	1,588	3,207
Amortization of other intangibles assets	7,006	7,260	6,647
Excess tax short-fall/(benefits) from stock options	247	(791)	(777)
Stock based compensation expense	7,708	7,504	7,637
Gains on sale of premises and equipment	(21)	(2,716)	—
Decrease/(increase) in accrued interest receivable	9,429	(13,494)	(12,397)
Decrease in other assets, net	24,304	6,926	811
(Decrease)/increase in other liabilities	(7,951)	19,839	585

Net cash provided by operating activities	167,751	148,978	122,025
Cash Flows from Investing Activities
(Increase)/decrease in short-term investments	(22,722)	14,101	(16,379)
Decrease/(increase) in long-term investments	50,000	(50,000)	—
Decrease/(increase) in securities purchased under agreements to resell	315,100	(516,100)	—
Purchase of investment securities available-for-sale	(1,780,694)	(1,138,836)	(577,684)
Proceeds from maturity and call of investment securities available-for-sale	1,063,538	820,049	204,521
Proceeds from sale of investment securities available-for-sale	651,423	251,940	5,407
Purchase of mortgage-backed securities available-for-sale	(2,536,115)	(932,367)	(39,119)
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	1,898,882	207,813	159,517
Exercise of warrants to acquire common stock	—	—	(2,209)
Proceeds from sale of common stock acquired from exercise of warrants	—	—	3,679
Purchase of Federal Home Loan Bank stock	(7,820)	(30,143)	(5,312)
Redemption of Federal Home Loan Bank stock	5,498	1,093	3,367
Net increase in loans	(893,978)	(916,973)	(769,677)
Purchase of premises and equipment	(24,195)	(9,734)	(18,208)
Proceeds from sales of premises and equipment	21	6,948	—
Proceeds from sales of other real estate owned	683	1,717	331
Net increase in investment in affordable housing	(15,143)	(16,427)	(10,290)
Acquisitions, net of cash acquired	—	(3,655)	(31,250)

Net cash used in investing activities	(1,295,522)	(2,310,574)	(1,093,306)

Cash Flows from Financing Activities
Net decrease in demand deposits, NOW accounts, money market and saving deposits	(66,662)	(22,536)	(40,104)
Net increase in time deposits	625,031	571,431	390,573
Net increase in federal funds purchased and securities sold under agreement to repurchase	229,975	982,025	123,000
Advances from Federal Home Loan Bank	4,253,534	3,483,000	2,937,230
Repayment of Federal Home Loan Bank borrowings	(4,179,352)	(2,822,500)	(2,442,050)
Cash dividends	(20,750)	(20,525)	(18,426)
Issuance of Series B preferred stock	240,554	—	—
Issuance of Common Stock Warrant	17,673	—	—
Accretion of discount on Series B preferred stock	(227)	—	—
Issuance of long-term debt	—	—	50,000
Issuance of junior subordinated debt	—	65,000	—
Proceeds from other borrowings	20,629	11,713	15,000
Repayment of other borrowings	(28,930)	(13,412)	(27,120)
Proceeds from shares issued to Dividend Reinvestment Plan	2,551	2,445	2,622
Proceeds from exercise of stock options	373	2,228	3,302
Excess tax (short-fall)/benefits from share-based payment arrangements	(247)	791	777
Purchase of treasury stock	—	(92,425)	—

Net cash provided by financing activities	1,094,152	2,147,235	994,804

Increase/(decrease) in cash and cash equivalents	(33,619)	(14,361)	23,523
Cash and cash equivalents, beginning of the year	118,437	132,798	109,275

Cash and cash equivalents, end of the year	$84,818	$118,437	$132,798

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$293,715	$296,948	$197,680
Income taxes	$72,167	$76,029	$71,223
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$23,872	$11,883	$826
Adjustment to initially apply FASB Interpretation 48	$—	$(8,525)	$—
Adjustment to initially apply EITF 06-4	$(147)	$—	$—
Transfers to other real estate owned	$48,043	$16,146	$4,071
Loans to facilitate the sale of other real estate owned	$—	$3,360	$—
Loans to facilitate the sale of fixed assets	$—	$1,940	$—
Fair value of common stock issued	$—	$—	$55,149

Supplemental Disclosure for Acquisitions:
Cash, cash equivalents and short-term investment	$—	$5,745	$37,942
Securities available-for-sale	—	14,305	73,166
Loans, net	—	37,681	329,002
Premises and equipment	—	432	28,199
Goodwill	—	3,878	77,226
Core deposit intangibles	—	341	8,071
Other assets	—	2,371	10,645

Total assets acquired	$—	$64,753	$564,251

Deposits	—	54,166	408,487
Advances from Federal Home Loan Bank	—	—	4,500
Other liabilities	—	1,187	26,923

Total liabilities assumed	$—	$55,353	$439,910

Net assets acquired	$—	$9,400	$124,341

Cash paid	$—	$9,400	$69,192
Fair value of common stock issued	—	—	55,149

Total consideration paid	$—	$9,400	$124,341

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

Organization and Background. The business activities of the Bancorp consist primarily of the operations of the Bank, which owns 100% of the common stock of the following subsidiaries: Cathay Real Estate Investment Trust, GBC Real Estate Investments, Inc., GB Capital Trust II, Cathay Holdings LLC, Cathay Holdings 2, LLC, Cathay Holdings 3, LLC, Cathay Community Development Corporation and its wholly owned subsidiary, Cathay New Asia Community Development Corporation.

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

Use of Estimates. The preparation of the consolidated financial statements in accordance with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The significant estimates subject to change relate to the allowance for loan losses, goodwill impairment assessment, other-than-temporary impairment analysis on investments, and the fair value of options granted. The following are descriptions of the more significant of these policies.

Concentrations. The Bank was incorporated in California and started its business from California, therefore loans originated and deposits solicited were mainly from California. In 2008, average gross loans were primarily comprised of 55.7% of commercial mortgage loans and 21.7% of commercial loans. As of December 31, 2008, approximately 78% of the Bank’s residential mortgages were for properties located in California. Total deposits were comprised of 47.2% of Jumbo CDs at December 31, 2008, and approximately 71% of the Company’s Jumbo CDs have been on deposit with the Company for two years or more.

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

The allowance for loan losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, “Accounting by Creditors for Impairment of a Loan,” and allowance allocations calculated in accordance with SFAS 5, “Accounting for Contingencies.” Management monitors

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability and depth of lending management, changes in the volume and severity of past due, nonaccrual and adversely classified or graded loans, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, the existence and effect of any concentrations of credit and the effect of competition, legal and regulatory requirements and other external factors. Management also closely reviews its past, present and expected overall net loan losses in comparison to the existing level of the allowance. In addition, the Bank’s regulators, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make additions to its allowance for loan losses based on the judgments of the information available to them at the time of their examination. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory agencies toward loan classifications. The allowance for credit losses is discussed in more detail in “Allowance for Credit Losses” above.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment in Federal Home Loan Bank (“FHLB”) Stock. As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB. The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. FHLB stock is carried at cost and is pledged as collateral to the FHLB. The carrying amount of the FHLB stock at December 31, 2008, was $71.8 million compared to $65.7 million at December 31, 2007. As of December 31, 2008, 681,200 shares of FHLB stock were the minimum stock requirement based on outstanding FHLB borrowings of $1.4 billion. As of December 31, 2008, the Company owned 711,750 shares of FHLB stock.

Loans. Loans are carried at amounts advanced, less principal payments collected and net deferred loan fees. Interest is accrued and earned daily on an actual or 360-day basis. Interest accruals on business loans and non-residential real estate loans are generally discontinued whenever the payment of interest or principal is 90 days or more past due, based on contractual terms. Such loans are placed on non-accrual status, unless the loan is well secured, and there is a high probability of recovery in full, as determined by management. When loans are placed on a non-accrual status, any current year unpaid accrued interest is reversed against current income and any unpaid accrued interest from the prior year is reversed against the allowance for loan losses, and subsequent payments received are generally first applied toward the outstanding principal balance of the loan. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. A non-accrual loan may also be returned to accrual status if all principal and interest contractually due are reasonably assured of repayment within a reasonable period and there has been a sustained period of payment performance. Loan origination fees and commitment fees, offset by certain direct loan origination costs, are deferred and recognized over the contractual life of the loan as a yield adjustment. The amortization utilizes the interest method. If a loan is placed on non-accrual status, the amortization of the loan fees and the accretion of discounts are discontinued until such time when the loan is returned to accruing status.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Real Estate Owned. Real estate acquired in the settlement of loans is initially recorded at fair value, less estimated costs to sell. Specific valuation allowances on other real estate owned are recorded through charges to operations to recognize declines in fair value subsequent to foreclosure. Gains on sales are recognized when certain criteria relating to the buyer’s initial and continuing investment in the property are met.

Investments in Affordable Housing. The Company is a limited partner in limited partnerships that invest in low-income housing projects that qualify for Federal and/or State income tax credits. As of December 31, 2008, six of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The Company therefore consolidated the financial statements of these six limited partnerships into its consolidated financial statements. As further discussed in Note 8, the partnership interests are accounted for utilizing the equity method of accounting except for the six limited partnership that are consolidated by the Company.

Investments in venture capital. The Company invests in limited partnerships that invest in nonpublic companies. These partnerships are commonly referred to as venture capital investments. These limited partnership interests represent ownership of less than 5% and are carried under the cost method with other-than-temporary impairment charged against net income.

Goodwill and goodwill impairment. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The impairment testing process conducted by the Company begins by assigning net assets and goodwill to its three reporting units — Commercial Lending, Retail Banking, and East Coast Operations. The Company then completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment. Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill. The implied fair value of goodwill is computed by assuming all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill. This adjusted goodwill balance is the implied fair value used in step two. An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value.

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

At December 31, 2008, the unamortized balance of core deposit premium was $29.0 million, which was net of accumulated amortization of $31.9 million. Aggregate amortization expense for core deposit premium was $6.9 million for year 2008, $7.1 million for year 2007, and $6.5 million for year 2006. At December 31, 2008, the estimated aggregate amortization of core deposit premiums is $6.6 million for 2009, $6.0 million for 2010, $5.9 million for 2011, $5.7 million for 2012, $4.5 million for 2013 and $0.4 million for 2014 and thereafter. As of December 31, 2007, the unamortized balance of the core deposit premium was $35.9 million, which was net of accumulated amortization of $25.1 million.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date for those options expected to vest, and is recognized as an expense over the vesting period of the grant using the straight-line method. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Option compensation expense totaled $7.4 million in 2008, $6.8 million in 2007, and $7.3 million in 2006. Stock-based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $10.1 million at December 31, 2008, and is expected to be recognized over the next 2.2 years.

The weighted average per share fair value of the options granted was $6.86 during 2008 and $13.46 during 2006 on the date of grant. No options were granted in 2007. For options granted in 2008 and in 2006, the Company has estimated the expected life of the options to be 6.5 years based on the average of the contractual period and the vesting period except the 100,000 shares granted to the Company’s Chief Executive Officer on February 21, 2008, of which 50% vested on February 21, 2009, and the remaining 50% would vest on February 21, 2010. The expected life of the 100,000 shares granted to the Company’s Chief Executive Officer on February 21, 2008 was 5.8 years. Fair value is determined using the Black-Scholes option pricing model with the following assumptions:

	2008	2006
Expected life — number of years	6.4	6.5
Risk-free interest rate	3.09%	4.39%
Volatility	30.04%	33.17%
Dividend yield	1.80%	1.20%

Foreign Exchange Forwards and Foreign Currency Option Contracts. We enter into foreign exchange forward contracts and foreign currency option contracts with correspondent banks to mitigate the risk of fluctuations in foreign currency exchange rates, for foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities

Income Taxes. The provision for income taxes is based on income reported for financial statement purposes, and differs from the amount of taxes currently payable, since certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Foreign Currency Translation. The Company considers the functional currency of its foreign operations to be the United States dollar. Accordingly, the Company remeasures monetary assets and liabilities at year-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation, which is remeasured at historical rates. Foreign currency transaction gains and losses are recognized in income in the period of occurrence.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, together with a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and requires a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. Market participant assumptions include assumptions about the risk, the effect of a restriction on the sale or use of an asset, and the effect of a nonperformance risk for a liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Assets When the Market for that Asset is not Active. This FSP clarifies the application of FAS 157 in a market that is not active. SFAS 157-3 was effective upon issuance. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. See Note 16- “Fair Value Measurements” for more information.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits a business entity to choose to measure financial instruments and certain other items at fair value to mitigate volatility in reported earnings caused by measuring financial instruments differently without having to apply complex hedge accounting provisions. The fair value option may be applied instrument by instrument, is irrevocable and is applied only to entire instruments. Following the initial fair value measurement date, a business entity shall report unrealized gains and losses on financial instruments for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company did not elect the fair value option on the Company’s consolidated financial statements at the date of adoption of SFAS 159.

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

SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 did not have a material impact on the Company’s financial statements.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be expensed over a fixed period of time, but will be tested for impairment on an annual basis. None of the goodwill is expected to be deductible for income tax purposes. Core deposit intangibles are amortized over their estimated useful life to their estimated residual value in proportion to the economic benefits consumed. Amortization expense for the core deposit intangible was $6.9 million for 2008, $7.1 million for 2007, and $6.5 million for 2006. Accumulated amortization was $31.9 million at December 31, 2008, and $25.1 million at December 31, 2007.

As of December 31, 2008, goodwill was $319.6 million, a decrease of $316,000 compared to $319.9 million at December 31, 2007, due to a reversal of accrued penalties of $528,000 as a result of the settlement with the California Franchise Board for a claim related to GBC Bancorp’s 2001 California tax return and a tax refund of

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$60,000 related to New Asia Bancorp’s 2006 tax year, offset by a $196,000 deferred tax receivable write-off of state net operating loss carry-forwards from United Heritage Bank, and a $76,000 tax payment related to GBC Bancorp’s 2002 California tax return. Merger-related lease liability was $424,000 as of December 31, 2008, with cash outlays of $181,000 in 2008.

In May 2006, the Company purchased an additional 145,000 shares of the stock of Broadway Financial Corporation (the “BFC”), which is headquartered in Los Angeles, California, for $1.7 million, thereby increasing its total ownership of BFC to 215,000 shares, or 13.1%. These shares have not been registered under the Securities Act of 1933 and may not be sold, offered for sale, pledged or hypothecated in the absence of an effective registration or an applicable exemption to registration. The Company accounts for the BFC investment on the cost method due to the restricted nature of the shares and the less than 20% ownership. As of December 31, 2008, net carrying value of the investment in BFC totaled $826,000, net of other-than-temporary impairment write-downs of $746,000 in 2007 and $1.0 million in 2008, which amount is included in other assets.

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

The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were $7.7 million for 2008 and $3.5 million for 2007.

The following table sets forth information with respect to federal funds sold:

	2008	2007
	(In thousands)
Balance, December 31	$—	$—
Annualized weighted-average interest rate, December 31	0.00%	0.00%
Average amount outstanding during the year (1)	$14,160	$17,990
Weighted-average interest rate for the year	2.34%	4.93%
Maximum amount outstanding at any month end	$28,000	$111,000

(1)	Average balance was computed using daily averages.

4. Securities Purchased under Agreements to Resell

Securities purchased under agreements to resell are usually collateralized by U.S. government agency and mortgage-backed securities. The counter-parties to these agreements are nationally recognized investment banking firms that meet credit requirements of the Company and with whom a master repurchase agreement has been duly executed. As of December 31, 2008, the Company entered into three long-term resale agreements totaling $150.0 million. The agreements have terms of seven to ten years with interest rates ranging from 7.00%, to 7.15%. The counterparty has the right to a quarterly call. All $150.0 million resell agreements are callable as of December 31, 2008. When the callable term starts, there may be no interest earned for those days when the certain conditions are met. In addition to long-term agreements, the Company entered into a short-term resale agreement of $51.0 million at a rate of 0.10% that matured in January 2009.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities purchased under agreements to resell were $201.0 million at an annualized weighted average interest rate of 5.39% at December 31, 2008 compared to $516.1 million at an annualized weighted average interest rate of 7.55% at December 31, 2007. The following table sets forth information with respect to securities purchased under resell agreements.

	2008	2007
	(In thousands)
Balance, December 31	$201,000	$516,100
Annualized weighted-average interest rate, December 31	5.39%	7.55%
Average amount outstanding during the year (1)	$220,736	$300,788
Weighted-average interest rate for the year	6.65%	7.79%
Maximum amount outstanding at any month end	$370,125	$516,100

(1)	Average balance was computed using daily averages.

For those securities obtained under the resale agreements, the collateral is either held by a third party custodian or by the counter-party and is segregated under written agreements that recognize the Company’s interest in the securities. Interest income associated with securities purchased under resale agreements totaled $14.7 million for 2008, $23.4 million for 2007, and zero for 2006.

5. Securities

Securities Available-for-Sale. The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available-for-sale as of December 31, 2008, and December 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
2008
U.S. treasury securities	$10,510	$35	$—	$10,545
U.S. government sponsored entities	764,341	1,641	—	765,982
State and municipal securities	23,059	214	37	23,236
Mortgage-backed securities	2,029,265	53,476	5,278	2,077,463
Collateralized mortgage obligations	179,939	462	7,523	172,878
Asset-backed securities	423	—	63	360
Corporate bonds	35,246	—	2,676	32,570
Preferred stock of government sponsored entities	783	—	—	783

Total	$3,043,566	$55,828	$15,577	$3,083,817

2007
U.S. government sponsored entities	$532,894	$1,735	$19	$534,610
State and municipal securities	33,657	388	24	34,021
Mortgage-backed securities	1,320,963	9,920	5,835	1,325,048
Commercial mortgage-backed securities	9,189	—	271	8,918
Collateralized mortgage obligations	215,015	89	3,867	211,237
Asset-backed securities	603	—	2	601
Corporate bonds	126,535	—	841	125,694
Preferred stock of government sponsored entities	34,750	403	2,785	32,368
Foreign corporate bonds	75,000	168	—	75,168

Total	$2,348,606	$12,703	$13,644	$2,347,665

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and fair value of securities available-for-sale at December 31, 2008, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$14,756	$14,866
Due after one year through five years	792,405	789,099
Due after five years through ten years	369,017	371,095
Due after ten years (1)	1,867,388	1,908,757

Total	$3,043,566	$3,083,817

(1)	Equity securities are reported in this category.

Proceeds from sales, calls, and repayments of securities available-for-sale were $3.61 billion during 2008, $1.28 billion during 2007, and $369.4 million during 2006. In 2008, gains of $29.4 million and losses of $6,000 were realized on sales and calls of securities available-for-sale compared with $2.9 million in gains and $2.1 million in losses realized in 2007, and $259,000 in gains and $58,000 in losses realized in 2006.

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

The Company periodically evaluates its investments for other-than-temporary impairment. The Company has investments in perpetual floating rate preferred securities issued by Freddie Mac and Fannie Mae with an aggregate par value of $39 million as of December 31, 2008, and $38 million as of December 31, 2007. As of December 31, 2008, the Bank held agency preferred stock with a carrying value of $783,000. Based on an evaluation of the length of time and extent to which the market value of these preferred stock have been less than market and the financial condition and near-term prospects of the issuers, the Bank recorded other-than-temporary impairment charges of zero in 2007 and $35,000 in 2006 to write down the value of these securities to their market value. In March 2007, the Company sold 200,000 shares of its Freddie Mac preferred stock which had been written down by $2.4 million in 2004 and recorded a gain of $2.2 million. In September 2008, the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac under receivership and suspended indefinitely the payment of future dividends on their issues of preferred stock. In light of these developments, the Bank recognized additional other-than-temporary impairment loss of $35.3 million in 2008 to write down the value of these securities to their respective fair values as of December 31, 2008.

Between 2002 and 2004, the Company purchased a number of mortgage-backed securities and collateralized mortgage obligations comprised of interests in non-agency guaranteed residential mortgages. At December 31, 2008, the remaining par value was $15.8 million for mortgage-backed securities with unrealized losses of $5.1 million and $154.2 million for collateralized mortgage obligations with unrealized losses of $7.4 million. The remaining par value of these securities totaled $170.0 million which represents 5.5% of the fair value of the Company’s securities available-for-sale and 1.5% of the Company’s total assets. At December 31, 2008, the unrealized loss for these securities totaled $12.5 million which represented 7.3% of the par amount of these non-agency guaranteed residential mortgages and resulted from increases in credit spreads subsequent to the date

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that these securities were purchased. Based on the Company’s analysis at December 31, 2008, there was no “other-than-temporary” impairment in these securities due to the low loan to value ratio for the loans underlying these securities, the credit support provided by junior tranches of these securitizations, and the continued AAA rating of these securities. The Company has the ability and intent to hold the securities, including the non-agency collateralized mortgage obligations securities discussed above with unrealized losses of $12.5 million for a period of time sufficient for a recovery of cost for those issues with unrealized losses.

The Company’s unrealized loss on investments in corporate bonds relates to three investments in bonds of financial institutions in the amounts of $25 million, $10 million and $250,000, all of which were investment grade at the date of acquisition and as of December 31, 2008. The unrealized losses were primarily caused by the widening of credit spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. Therefore, it is expected that these debentures would not be settled at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, it does not consider its investments in corporate bonds to be other-than-temporarily impaired at December 31, 2008.

The temporarily impaired securities represent 5.3% of the fair value of the Company’s securities as of December 31, 2008. Unrealized losses for securities with unrealized losses for less than twelve months represent 6.6%, and securities with unrealized losses for twelve months or more represent 9.5% of the historical cost of these securities. These unrealized losses were generally resulted from increases in credit spreads subsequent to the date that these securities were purchased. All of these securities are investment grade as of December 31, 2008. At December 31, 2008, 38 issues of securities had unrealized losses for 12 months or longer and 32 issues of securities had unrealized losses of less than 12 months.

At December 31, 2008, management believes the impairment is temporary and, accordingly, no impairment loss has been recognized in the Company’s consolidated statements of income. The table below shows the fair value, unrealized losses, and number of issuances as of December 31, 2008, of the temporarily impaired securities in the Company’s available-for-sale securities portfolio:

Temporarily Impaired Securities as of December 31, 2008

	Less than 12 months			12 months or longer			Total
Description of securities	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
State and municipal securities	$339	$15	1	$1,098	$22	2	$1,437	$37	3
Mortgage-backed securities	8,294	247	26	12,139	5,031	9	20,433	5,278	35
Collateralized mortgage obligations	—	—	1	107,503	7,523	24	107,503	7,523	25
Asset-backed securities	—	—	—	360	63	2	360	63	2
Corporate bonds	32,385	2,611	4	185	65	1	32,570	2,676	5

Total	$41,018	$2,873	32	$121,285	$12,704	38	$162,303	$15,577	70

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities having a carrying value of $2.94 billion at December 31, 2008, and $1.88 billion at December 31, 2007, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, and foreign exchange transactions.

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

The components of loans in the consolidated balance sheets as of December 31, 2008, and December 31, 2007, were as follows:

	2008	2007
	(In thousands)
Type of Loans:
Commercial loans	$1,620,438	$1,435,861
Residential mortgage loans	622,741	555,703
Commercial mortgage loans	4,132,850	3,762,689
Equity lines	168,756	108,004
Real estate construction loans	913,168	799,230
Installment loans	11,340	15,099
Other loans	3,075	7,059

Gross loans	7,472,368	6,683,645

Less:
Allowance for loan losses	(122,093)	(64,983)
Unamortized deferred loan fees	(10,094)	(10,583)

Net loans	$7,340,181	$6,608,079

There were no loans held for sale as of December 31, 2008, and December 31, 2007. At December 31, 2008, certain of the Company’s real estate loans were pledged to the Federal Home Loan Bank of San Francisco under its specific pledge program.

Loans serviced for others as of December 31, 2008, totaled $260.9 million and were comprised of $51.5 million of commercial loans, $55.4 million of commercial real estate loans, $142.5 million in construction loans, and $11.5 million of residential mortgages.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into transactions with its directors, executive officers, or principal holders of its equity securities, or the associates of such persons (“Related Parties”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers who are not related parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of December 31, 2008. An analysis of the activity with respect to loans to Related Parties for the years indicated is as follows:

	December 31,
	2008	2007
	(In thousands)
Balance at beginning of year	$135,882	$66,871
Additional loans made	131,289	238,980
Payment received	(128,852)	(169,969)

Balance at end of year	$138,319	$135,882

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors. An analysis of the activity in the allowance for credit losses for the years indicated is as follows:

	December 31,
	2008	2007	2006
	(In thousands)
Allowance for Loan Losses
Balance at beginning of year	$64,983	$60,220	$56,438
Provision for credit losses	106,700	11,000	2,000
Transfers to reserve for off-balance sheet credit commitments	(2,756)	(107)	(656)
Loans charged off	(48,683)	(10,074)	(2,030)
Recoveries of charged off loans	1,849	3,512	1,315
Allowance from acquisitions	—	432	3,153

Balance at end of year	$122,093	$64,983	$60,220

Reserve for Off-balance Sheet Credit Commitments
Balance at beginning of year	$4,576	$4,469	$3,813
Provision for credit losses/transfers	2,756	107	656

Balance at end of year	$7,332	$4,576	$4,469

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had identified impaired loans with a recorded investment of approximately $181.2 million as of December, 2008, and $70.0 million as of December 31, 2007. The average balance of impaired loans was $106.7 million for 2008 and $46.0 million for 2007. Interest collected on impaired loans totaled $8.8 million in 2008, $2.8 million in 2007, and $0.9 million in 2006. The Bank recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans. The following table present impaired loans and the related allowance as of the dates indicated:

	At December 31,
	2008	2007
	(In thousands)
Balance of impaired loans with no allocated allowance	$79,852	$50,249
Balance of impaired loans with an allocated allowance	101,350	19,701

Total recorded investment in impaired loans	$181,202	$69,950

Amount of the allowance allocated to impaired loans	$28,538	$4,937

The impaired loans included in the table above were comprised of $20.9 million in commercial loans and $160.3 million in real estate loans as of December 31, 2008, and were comprised of $6.7 million in commercial loans and $63.3 million in real estate loans as of December 31, 2007.

The following is a summary of non-accrual loans as of December 31, 2008, 2007, and 2006 and the related net interest foregone for the years then ended:

	2008	2007	2006
	(In thousands)
Non-accrual Loans	$181,202	$58,275	$22,322

Contractual interest due	14,043	5,324	1,851
Interest recognized	8,782	2,756	851

Net interest foregone	$5,261	$2,568	$1,000

During the fourth quarter of 2006, the Company recognized $1.47 million of interest income, which is not reflected in the table above for 2006 amounts, from the full payoff of a loan that had been on non-accrual status since 2004. As of December 31, 2008, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

Accruing loans past due 90 days or more were $6.7 million at December 31, 2008, and $9.3 million at December 31, 2007.

As of December 31, 2008, the Company has one aircraft leveraged lease in a Boeing 737, which is leased to Continental Airlines until 2012, with a book value of $4.4 million. As of December 31, 2008, the aircraft was subject to $6.0 million of third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the aircraft. The residual value at the end of the lease term is estimated to be $2.5 million based on an independent updated appraisal. For Federal income tax purposes, the Company has the benefit of tax deductions for depreciation on the entire leased asset and for interest paid on the long-term debt. Deferred taxes are provided to reflect the temporary differences associated with the leveraged lease.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s investment in the leveraged lease at December 31, 2008, was comprised of rentals receivable, net of the principal and interest on the non-recourse debt, of $3.1 million, estimated residual value of $2.5 million, and deferred income of $1.1 million. Total deferred tax liabilities were $5.1 million at December 31, 2008. No income was recorded on the Continental Airlines leveraged lease during the three years from 2006 to 2008. Through December 31, 2008, Continental Airlines had made all scheduled lease payments and had performed in accordance with its contractual terms.

7. Other Real Estate Owned

At December 31, 2008, net carrying value of other real estate owned increased $44.9 million to $61.0 million from $16.1 million at December 31, 2007. OREO located in California was comprised of eight properties, including $13.5 million for land zoned for residential and retail purposes in Riverside County, California; $10.3 million for land zoned for apartments in Anaheim, California; $4.4 million for a condo project in Los Angeles, California; $3.7 million for four pieces of land zoned for residential purposes, and three other properties totaling $0.6 million. OREO located in Texas was comprised of five properties, including two shopping centers totaling $16.3 million, a $7.1 million apartment building, a $1.4 million hotel, and an office building of $0.8 million. At December 31, 2007, OREO was comprised of two properties in Texas, an apartment building of $8.9 million and a shopping center of $6.9 million, and three other properties of $0.3 million.

An analysis of the activity in the valuation allowance for other real estate losses for the years ended on December 31, 2008, 2007, and 2006 is as follows:

	2008	2007	2006
	(In thousands)
Balance, beginning of year	$210	$283	$—
Provision for losses	3,604	210	283
OREO disposal	—	(283)	—

Balance, end of year	$3,814	$210	$283

The following table presents the components of other real estate owned expense for the year ended:

	2008	2007	2006
	(In thousands)
Operating expense	$1,338	$153	$344
Provision for losses	3,604	210	283
Net loss/(gain) on disposal	11	(29)	(31)

Total other real estate owned expense	$4,953	$334	$596

8. Investments in Affordable Housing

The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. The Company’s investments in these partnerships were $103.6 million at December 31, 2008, and $94.0 million at December 31, 2007. At December 31, 2008 and December 31, 2007, six of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s consolidated financial statements increased total assets and liabilities by $22.8 million at December 31, 2008, and by $22.5 million at December 31, 2007. Other borrowings for affordable housing limited

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

partnerships were $19.5 million at December 31, 2008 and $19.6 million at December 31, 2007; recourse is limited to the assets of the limited partnerships. Unfunded commitments for affordable housing limited partnerships of $22.1 million as of December 31, 2008, and $19.2 million as of December 31, 2007 were recorded under other liabilities.

Each of the partnerships must meet regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining tax credits to be utilized over a multiple-year period are $74.1 million for Federal and $2.3 million for state at December 31, 2008. The Company’s usage of tax credits approximated $10.0 million in 2008, $8.4 million in 2007, and $7.7 million in 2006. For the year ended December 31, operations of investments in affordable housing resulted in pretax losses of $7.4 million for 2008, $6.6 million for 2007, and $5.4 million for 2006. Losses in excess of the Bank’s investment in two limited partnerships have not been recorded in the Company’s consolidated financial statements because the Company had fully satisfied all capital commitments required under the respective limited partnership agreements.

9. Premises and Equipment

Premises and equipment consisted of the following at December 31, 2008, and December 31, 2007:

	2008	2007
	(In thousands)
Land and land improvements	$31,721	$31,468
Building and building improvements	33,163	32,052
Furniture, fixtures and equipment	26,319	25,730
Leasehold Improvement	12,307	12,196
Construction in process	35,204	5,992

	138,714	107,438
Less: Accumulated depreciation/amortization	34,607	30,590

Premises and equipment, net	$104,107	$76,848

The amount of depreciation/amortization included in operating expense was $4.2 million in 2008, $4.3 million in 2007, and $3.8 million in 2006.

10. Deposits

The following table displays deposit balances as of December 31, 2008, and December 31, 2007:

	2008 Amount	2007 Amount
	(Dollars in thousands)
Demand	$730,433	$785,364
NOW accounts	257,234	231,583
Money market accounts	659,454	681,783
Saving accounts	316,263	331,316
Time deposits under $100,000	1,644,407	1,311,251
Time deposits of $100,000 or more	3,228,945	2,937,070

Total	$6,836,736	$6,278,367

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Time deposits outstanding as of December 31, 2008, mature as follows.

	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Time deposits, $100,000 and over	$3,183,135	$42,259	$2,867	$684	$—	$—	$3,228,945
Other time deposits	1,592,897	44,251	6,871	64	319	5	1,644,407

	$4,776,032	$86,510	$9,738	$748	$319	$5	$4,873,352

Accrued interest payable on customer deposits was $19.3 million at December 31, 2008, and $20.4 million at December 31, 2007. The following table summarizes the interest expense on deposits by account type for the years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Interest bearing demand	$1,544	$2,823	$2,796
Money market accounts	13,581	21,531	16,145
Saving accounts	1,188	3,258	3,416
Time deposits	161,397	181,891	137,734

Total	$177,710	$209,503	$160,091

11. Borrowed Funds

Federal Funds Purchased. Federal funds purchased were $52.0 million at December 31, 2008, and $41.0 million at December 31, 2007. The table below provides comparative data for federal funds purchased:

	2008	2007	2006
	(Dollars in thousands)
Average amount outstanding during the year (1)	$40,128	$32,190	$43,407
Maximum amount outstanding at month-end (2)	81,000	98,000	75,000
Balance, December 31	52,000	41,000	50,000
Rate at year-end	0.26%	4.00%	5.31%
Weighted-average interest rate for the year	2.25%	5.01%	5.06%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were June 2008, September 2007, and April 2006.

Securities Sold under Agreements to Repurchase. Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 3.95% at December 31, 2008, compared to $1.4 billion with a weighted average rate of 3.57% at December 31, 2007. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million are with initial fixed rates ranging from 1.00% and 3.50% and initial fixed rate terms ranging from six months to eighteen months. For the remainder of the seven year terms, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. In addition, there were $60.0 million in short-term securities sold under agreements to repurchase that mature in January 2009.

At December 31, 2008, included in long-term transactions are twenty-seven repurchase agreements totaling $1.4 billion that were callable but which had not been called. Ten fixed-to-floating rate repurchase agreements of $50.0 million each have variable interest rates currently at a range from 3.50% to 3.75% maximum rate until their final maturities in the second half of 2014 for $400 million and in January 2015 for $100 million. Four floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates ranging from 4.89% to 5.07% until their final maturities in January 2017. Ten floating-to-fixed rate repurchase agreements totaled $550.0 million have fixed interest rates ranging from 4.29% to 4.78% until their final maturities in 2014. Two floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates at 4.75% and 4.79% until their final maturities in 2011. One floating-to-fixed rate repurchase agreement of $50.0 million has fixed interest rate at 4.83% until its final maturity in 2012.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.7 billion as of December 31, 2008, and $1.5 billion as of December 31, 2007.

The table below provides comparative data for securities sold under agreements to repurchase:

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Average amount outstanding during the year (1)	$1,554,023	$941,380	$374,356
Maximum amount outstanding at month-end (2)	1,610,000	1,391,025	445,000
Balance, December 31	1,610,000	1,391,025	400,000
Rate at year-end	3.95%	3.57%	4.40%
Weighted-average interest rate for the year	3.90%	3.72%	4.19%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were December 2008, December 2007, and July 2006.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advances from the Federal Home Loan Bank Total advances from the FHLB of San Francisco increased $74.2 million to $1.45 billion at December 31, 2008 from $1.38 billion at December 31, 2007. Non-puttable advances totaled $749.4 million with a weighted rate of 1.63% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at December 31, 2008. The FHLB has the right to terminate the puttable transaction at par at each three-month anniversary after the first puttable date. FHLB advances of $300.0 million at a weighted average rate of 4.31% were puttable as of December 31, 2008. The remaining puttable FHLB advances of $400.0 million at a weighted average rate of 4.50% are puttable at the second anniversary date in 2009. At December 31, 2008, the total unused borrowing capacity under the Bank’s line of credit with the FHLB was $582.7 million. The Bank’s line of credit with the FHLB is non-cancelable as long as the Bank is a member of the FHLB and has pledged adequate collateral and is available without payment of a commitment fee. The following relates to the outstanding advances at December 31, 2008 and 2007:

	2008		2007
Maturity	Amount (In thousands)	Weighted Average Interest Rate	Amount (In thousands)	Weighted Average Interest Rate

Within 90 days	$520,000	0.25%	$530,000	4.53%
91 days through 365 days	—	—	—	—
1 – 2 years	65,000	3.49	—	—
2 – 4 years	864,362	4.58	145,180	5.51
4 – 5 years	—	—	700,000	4.42

	$1,449,362	2.98%	$1,375,180	4.58%

As of December 31, 2008, the Company had approved overnight credit lines of $191.0 million with other financial institutions including an outstanding amount of $52.0 million. Credit lines can be drawn upon if other financial institutions have funds available. There are no commitment fees for these credit lines.

Other Liabilities. On November 23, 2004, the Company entered into an agreement with its Chief Executive Officer (“CEO”) pursuant to which the CEO agreed to defer any bonus amounts in excess of $225,000 for the year ended December 31, 2005, until January 1 of the first year following such time as the CEO separates from the Company. Accordingly, an amount equal to $610,000 was deferred in 2004 and was accrued in other liabilities in the consolidated balance sheet. The Company agreed to accrue interest on the deferred portion of the bonus at 7.0% per annum compounded quarterly. The deferred amount will be increased each quarter by the amount of interest computed for that quarter. Beginning on the tenth anniversary of the agreement, the interest rate will equal 275 basis points above the prevailing interest rate on the ten-year Treasury Note. Interest of $54,000 during 2008, $51,000 during 2007, and $47,000 during 2006 was accrued on this deferred bonus. The balance was $808,000 at December 31, 2008, and $754,000 at December 31, 2007.

12. Capital Resources

The Company has participated in the U.S. Treasury Troubled Asset Relief Program Capital Purchase Program under the Emergency Economic Stabilization Act of 2008, although both the Company and its banking subsidiary are well capitalized and meet all the applicable regulatory capital requirements. Upon the approval of participation, the U.S. Treasury purchased the Company’s senior preferred stock on December 5, 2008, in the amount of $258.0 million. The senior preferred stock pays cumulative compounding dividends at a rate of 5% per year for the first five years, and thereafter at a rate of 9% per year. They are non-voting, other than class voting rights on matters that could adversely affect the shares. They are callable at par after three years. Prior to the end of three years, the senior preferred shares may only be redeemed with the proceeds from one or more qualified equity offerings. In conjunction with the purchase of senior preferred shares, the U.S. Treasury received warrants to purchase common stock of 1,846,374 shares at exercise price of $20.96 with an aggregate market price equal to $38.7 million, 15% of the senior preferred stock amount that U.S. Treasury invested.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt has a maturity term of 10 years, is unsecured and bears interest at a rate of LIBOR plus 110 basis points. As of December 31, 2008, $50.0 million was outstanding with a rate of 2.56% under this note compared to $50.0 million at a rate of 5.93% at December 31, 2007. Interest expense on the subordinated debt was $2.3 million in 2008, $3.3 million in 2007, and $844,000 for 2006. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purpose and is included as a component of long-term debt in the accompanying consolidated balance sheet.

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

The Junior Subordinated Notes are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes. On March 1, 2005, the Federal Reserve adopted a final rule that retains trust preferred securities in the Tier I capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25% of Tier 1 capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. In the last five years before maturity, the outstanding amount must be excluded from Tier 1 capital and included in Tier 2 capital. Bank holding companies with significant international operations would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier 1 capital elements, net of goodwill. This rule is not expected to have a materially adverse effect on our capital positions.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarterly basis. The trust preferred securities issued by Cathay Capital Trust IV have a scheduled maturity of September 6, 2037, and bear interest at a per annum rate based on the three-month LIBOR plus 140 basis points, payable on a quarterly basis.

Interest expense on the Junior Subordinated Notes was $6.7 million for 2008, $8.0 million for 2007, and $4.5 million for 2006.

The table below summarizes the outstanding Junior Subordinated Notes issued by the Company to each trust as of December 31, 2008:

Trust Name	Issuance Date	Principal Balance of Debentures	Not Redeemable Until	Stated Maturity	Annualized Coupon Rate	Current Interest Rate	Date of Rate Change	Payable/ Distribution Date
	(Dollars in thousands)
Cathay Capital
Trust I	June 26,	$20,619	June 30,	June 30,	3-month	4.62%	December 30,	March 30
	2003		2008	2033	LIBOR		2008	June 30
					+3.15%			September 30
								December 30
Cathay Statutory
Trust I	September 17,	20,619	September 17,	September 17,	3-month	4.87%	December 17,	March 17
	2003		2008	2033	LIBOR		2008	June 17
					+3.00%			September 17
								December 17
Cathay Capital
Trust II	December 30,	12,887	March 30,	March 30,	3-month	4.37%	December 30,	March 30
	2003		2009	2034	LIBOR		2008	June 30
					+2.90%			September 30
								December 30
Cathay Capital
Trust III	March 28,	46,392	June 15,	June 15,	3-month	3.48%	December 15,	March 15
	2007		2012	2037	LIBOR		2008	June 15
					+1.48%			September 15
								December 15
Cathay Capital
Trust IV	May 31,	20,619	September 6,	September 6,	3-month	3.59%	December 8,	March 6
	2007		2012	2037	LIBOR		2008	June 6
					1.40%			September 6
								December 6

13. Income Taxes

For the years ended December 31, 2008, 2007, and 2006, the current and deferred amounts of the income tax expense are summarized as follows:

	2008	2007	2006
	(In thousands)
Current:
Federal	$50,643	$62,507	$53,564
State	19,762	20,118	16,186

	$70,405	$82,625	$69,750

Deferred:
Federal	(38,741)	(8,834)	(1,897)
State	(12,110)	(2,600)	(594)

	$(50,851)	$(11,434)	$(2,491)

Total income tax expense	$19,554	$71,191	$67,259

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Net deferred tax assets at December 31, 2008, and at December 31, 2007, are included in other assets in the accompanying consolidated balance sheets and are as follows:

	2008	2007
	(In thousands)
Deferred Tax Assets
Loan loss allowance, due to differences in computation of bad debts	$53,735	$28,563
Writedown on equity securities	16,964	1,671
Stock option compensation expense	12,760	10,035
State tax	7,111	5,894
Non-accrual interest	2,254	1,352
Write-down on other real estate owned	1,845	537
Unrealized loss on securities available-for-sale, net	—	396
Other, net	2,600	2,918

Gross deferred tax assets	97,269	51,366

Deferred Tax Liabilities
Core deposit intangibles	(11,493)	(14,317)
Leveraged lease	(5,130)	(5,841)
Investment in aircraft financing trust and venture capital partnerships	(15,472)	(15,806)
Investment in affordable housing partnerships	(427)	(1,306)
Unrealized gain on securities available-for-sale, net	(16,924)	—
Dividends on Federal Home Loan Bank common stock	(5,059)	(3,727)
Other, net	(3,970)	(4,967)

Gross deferred tax liabilities	(58,475)	(45,964)
Valuation reserve	(339)	—

Net deferred tax assets	$38,455	$5,402

Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary from amounts shown on the tax returns as filed.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize all benefits related to these deductible temporary differences except for $339,000 of state deferred taxes for a portion of the writedowns related to the Company’s investments in common and preferred stock.

As of December 31, 2008, the Company had income tax receivables of approximately $3.4 million compared to $1.9 million at December 31, 2007. These income tax receivables are included in other assets in the accompanying consolidated balance sheets. Other liabilities included current income taxes payable of $11.3 million as of December 31, 2008, and $12.4 million as of December 31, 2007.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008, the Company had federal net operating loss carry forwards of approximately $2.7 million which expire through 2022. The Federal net operating loss carry-forwards were acquired in connection with the Company’s acquisition of United Heritage Bank. Federal and state tax laws related to a change in ownership place limitations on the annual amount of operating loss carryovers that can be utilized to offset post-acquisition operating income based on the value of the acquired bank at the ownership change date.

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

At the January 1, 2007, adoption date of FIN 48, the total amount of the Company’s unrecognized tax benefits was $5.5 million, of which $1.6 million, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During 2007, upon the expiration of applicable statue of limitations, unrecognized tax benefits of $0.8 million were recognized and recorded as a reduction in goodwill and unrecognized tax benefits of $0.2 million were recognized as a reduction in income tax expense. During 2008, the Company accrued $2.0 million in additional tax expense primarily related to net interest deductions claimed in prior years in its California income tax returns. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	2008	2007
	(In thousands)
Balance, beginning of year	$5,444	$5,519
Changes based on tax positions related to the current year	513	—
Change for tax positions in prior years	2,008	917
Reductions for tax positions of prior years	(125)	(992)

Balance, end of year	$7,840	$5,444

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At January 1, 2007, the adoption date of FIN 48, the total amount of accrued interest and penalties was $1.7 million. For the years ended December 31, the Company recognized interest and penalties of $0.4 million in 2008 and of $0.2 million in 2007. In February 2008, the Company withdrew, with the agreement of the California Franchise Tax Board, a claim related to GBC Bancorp’s 2001 California tax return and reversed $0.5 million of accrued penalties with a corresponding decrease in goodwill. As of December 31, 2008 and 2007, the Company had accrued interest and penalties of $1.9 million.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2005 and by the Franchise Tax Board of the State of California back to 2000. The Company is currently under audit by the California Franchise Tax Board for the years 2000 to 2004. During the second quarter of 2007, the Internal Revenue Service completed an examination of the Company’s 2004 and 2005 tax returns and did not propose any adjustments deemed to be material. As the Company is presently under audit by a number of tax authorities, it is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

Income tax expense results in effective tax rates that differ from the statutory Federal income tax rate for the years indicated as follows:

	2008		2007		2006
	(In thousands)
Tax provision at Federal statutory rate	$24,526	35.0%	$68,831	35.0%	$64,690	35.0%
State income taxes, net of Federal income tax benefit	4,634	6.6	11,374	5.8	10,144	5.5
Interest on obligations of state and political subdivisions, which are exempt from Federal taxation	(427)	(0.6)	(695)	(0.3)	(945)	(0.5)
Low income housing tax credit	(9,535)	(13.6)	(8,017)	(4.1)	(6,504)	(3.5)
Other, net	356	0.5	(302)	(0.2)	(126)	(0.1)

Total income tax expense	$19,554	27.9%	$71,191	36.2%	$67,259	36.4%

14. Stockholders’ Equity and Earnings per Share

As a bank holding company, the Bancorp’s ability to pay dividends will depend upon the dividends it receives from the Bank and on the income it may generate from any other activities in which it may engage, either directly or through other subsidiaries.

Under California banking law, the Bank may not, without regulatory approval, pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. The amount of retained earnings available for cash dividends to the Bancorp immediately after December 31, 2008, is restricted to approximately $125.6 million under this regulation.

During 2003, the Bank formed Cathay Real Estate Investment Trust (“Trust”) to provide the Bank flexibility in raising capital. In 2003 and 2004, the Trust sold to accredited investors $8.6 million of its 7.0% Series A Non-Cumulative preferred stock which pays dividends, if declared, at the end of each quarter. This preferred stock qualifies as Tier 1 capital under current regulatory guidelines. Dividends of $602,000 in 2008, dividends of $602,000 in 2007, and dividends of $602,000 in 2006 were paid to accredited investors. For the years ended and as of December 31, 2008, December 31, 2007, and December 31, 2006, the net income and assets of the Trust were eliminated in consolidation.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pursuant to the U.S. Treasury Troubled Asset Relief Program Capital Purchase Program under the Emergency Economic Stabilization Act of 2008, on December 5, 2008, the U.S. Treasury purchased 258,000 shares of the Company’s Series B preferred stock in the amount of $258.0 million. The Series B preferred stock pays cumulative compounding dividends at a rate of 5% per year for the first five years, and thereafter at a rate of 9% per year. In conjunction with the purchase of senior preferred shares, the U.S. Treasury received warrants to purchase common stock of 1,846,374 shares at the exercise price of $20.96 with an aggregate market price equal to $38.7 million, 15% of the senior preferred stock amount that the U.S. Treasury invested. The exercise price of $20.96 on warrants was calculated based on the average of closing prices of the Company’s common stock on the 20 trading days ending on the last trading day prior to November 17, 2008, the date that the Company received the preliminary approval of capital purchase from the U.S. Treasury.

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	Year Ended December 31,
	2008			2007			2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except shares and per share data)
Net income	$50,521			$125,469			$117,570
Dividends on preferred stock	(1,140)			—			—

Basic EPS income	$49,381	49,414,824	$1.00	$125,469	50,418,303	$2.49	$117,570	51,234,596	$2.29
Effect of dilutive stock options		114,969			557,146			569,899

Diluted EPS income	$49,381	49,529,793	$1.00	$125,469	50,975,449	$2.46	$117,570	51,804,495	$2.27

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase an additional 4.5 million shares and warrants to purchase an additional 883,000 shares at December 31, 2008, and options to purchase an additional 2.0 million shares at December 31, 2007, and options to purchase an additional 1.5 million shares at December 31, 2006, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

Financial instruments whose contract amounts represent the amount of credit risk include the following:

	2008	2007
	(In thousands)
Commitments to extend credit	$2,047,985	$2,310,887
Standby letters of credit	79,423	62,413
Commercial letters of credit	66,220	71,089
Bill of lading guarantees	493	323

Total	$2,194,121	$2,444,712

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

As of December 31, 2008, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

As of December 31, 2008, commitments to extend credit of $2.0 billion include commitments to fund fixed rate loans of $96.8 million and adjustable rate loans of $1.9 billion.

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

Leases. The Company is obligated under a number of operating leases for premises and equipment with terms ranging from one to 51 years, many of which provide for periodic adjustment of rentals based on changes in various economic indicators. Rental expense was $7.8 million for 2008, $7.6 million for 2007, and $6.6 million for 2006. The following table shows future minimum payments under operating leases with terms in excess of one year as of December 31, 2008.

Year Ending December 31,	Commitments
(In thousands)
2009	5,874
2010	4,325
2011	3,538
2012	2,883
2013	2,560
Thereafter	3,293

Total minimum lease payments	$22,473

Rental income was $0.5 million for 2008, $0.9 million for 2007, and $1.2 million for 2006. The following table shows future rental payments to be received under operating leases with terms in excess of one year as of December 31, 2008:

Year Ending December 31,	Commitments
(In thousands)
2009	204
2010	75
2011	41
2012 and thereafter	97

Total minimum lease payments to be received	$417

16. Fair Value Measurements

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008, and determined the fair values of our financial instruments based on the three-level fair value hierarchy established in SFAS 157. The three-level inputs to measure the fair value of assets and liabilities are as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Observable prices in active markets for similar assets or liabilities; prices for identical or similar assets or liabilities in markets that are not active; directly observable market inputs for substantially the full term of the asset and liability; market inputs that are not directly observable but are derived from or corroborated by observable market data.

•	Level 3 – Unobservable inputs based on the Company’s own judgments about the assumptions that a market participant would use.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses the following methodologies to measure the fair value of its financial assets on a recurring basis:

Securities available for sale. For certain actively traded agency preferred stocks and U.S. Treasury securities, the Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement. The Company measures all other securities by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement. This category generally includes U.S. Government agency securities, state and municipal securities, mortgage-backed securities (“MBS”), commercial MBS, collateralized mortgage obligations, asset-backed securities and corporate bonds.

Trading securities. The Company measures the fair value of trading securities based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement.

Impaired loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on either current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value reported on old appraisals which are then adjusted based on recent market trends, a Level 3 measurement.

Other real estate owned. Real estate acquired in the settlement of loans is initially recorded at fair value, less estimated costs to sell. The Company records other real estate owned at fair value on a non-recurring basis. However, from time to time, nonrecurring fair value adjustments to other real estate owned are recorded based on current appraised value of the property, a Level 2 measurement, or management’s judgment and estimation based on reported appraisal value, a Level 3 measurement.

Equity investment. The Company does not record equity investment at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to equity investment are recorded based on quoted market prices in active exchange market at the reporting date, a Level 1 measurement.

Warrants. The Company measures the fair value of warrants based on unobservable inputs based on assumption and management judgment, a Level 3 measurement.

Foreign Exchange Contracts. The Company measures the fair value of foreign exchange contracts based on dealer quotes on a recurring basis, a Level 2 measurement.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring and non-recurring basis at December 31, 2008:

	Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets
On a Recurring Basis
Securities available-for-sale	$11,328	$3,072,489	$—	$3,083,817
Trading securities	12	—	—	12
Warrants	—	—	122	122
Foreign exchange contracts	—	1,122	—	1,122
On a Non-recurring Basis
Impaired loans	—	70,372	2,594	72,966
Other real estate owned (1)	—	39,146	26,106	65,252
Equity investment	826	—	—	826

Total assets	$12,166	$3,183,129	$28,822	$3,224,117

Liabilities
On a Recurring Basis
Foreign exchange contracts	$—	$9,235	$—	$9,235

Total liabilities	$—	$9,235	$—	$9,235

(1)	Other real estate owned balance of $61.0 million in the consolidated balance sheet is net of estimated disposal costs.

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $122,000 at December 31, 2008, compared to $125,000 at December 31, 2007. The fair value adjustment of $3,000 was included in other operating income in 2008.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

	As of December 31, 2008		As of December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$84,818	$84,818	$118,437	$118,437
Short-term investments	25,000	25,000	2,278	2,278
Securities purchased under agreements to resell	201,000	198,435	516,100	520,695
Long-term certificates of deposits	—	—	50,000	51,470
Securities available-for-sale	3,083,817	3,083,817	2,347,665	2,347,665
Loans, net	7,340,181	7,348,316	6,608,079	6,657,249
Investment in Federal Home Loan Bank Stock	71,791	71,791	65,720	65,720
Financial Liabilities
Deposits	6,836,736	6,861,412	6,278,367	6,291,736
Federal funds purchased	52,000	52,000	41,000	41,000
Securities sold under agreement to repurchase	1,610,000	1,785,725	1,391,025	1,452,737
Advances from Federal Home Loan Bank	1,449,362	1,523,718	1,375,180	1,399,658
Other borrowings	19,500	19,500	27,943	27,943
Long-term debt	171,136	91,496	171,136	147,930

	As of December 31, 2008		As of December 31, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$2,047,985	$(3,089)	$2,310,887	$(2,879)
Standby letters of credit	79,423	(417)	62,413	(333)
Other letters of credit	66,220	(38)	71,089	(36)
Bill of lading guarantees	493	(2)	323	(1)

18. Employee Benefit Plans

Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Company for the benefit of eligible employees. Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations. The Company also pays for the administration of this plan and of the trust. The Company has not made contributions to the trust since 2004 and does not expect to make any contributions in the future. Effective June 17, 2004, the ESOP was amended to provide the participants the election either to reinvest the dividends on the Company stock allocated to their accounts or to have these dividends distributed to the participant. The ESOP trust purchased 36,428 shares in 2008, 20,594 shares in 2007, and 27,970 shares in 2006, of the Bancorp’s common stock at an aggregate cost of $0.6 million in 2008, $0.6 million in 2007 and $1.0 million in 2006. Except for 9,500 shares purchased on the open market in 2006, all purchases during 2008 and during 2007 were through the Dividend Reinvestment Plan. The distribution of benefits to participants totaled 55,235 shares in 2008, 197,231 shares in 2007, and 88,095 shares in 2006. As of December 31, 2008, the ESOP owned 1,615,895 shares, or 3.3% of the Company’s outstanding common stock.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Plan. In 1997, the Board approved the Company’s 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed three months of service and have attained the age of 21 are eligible to participate. Enrollment dates are on January 1st, April 1st, July 1st, and October 1st of each year. Participants may contribute up to 75% of their eligible compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. The Company matches 100% on the first 5% of compensation contributed per pay period by the participant, after one year of service. The vesting schedule for the matching contribution is 0% for less than two years of service, 25% after two years of service and from then on, at an increment of 25% each year until 100% is vested after five years of service. In February 2009, the Board revised and reduced contribution match for the Company’s 401(k) Profit Sharing Plan. Effective on April 1, 2009, the Company will match 100% on the first 2.5% of compensation contributed per pay period by the participant, after one year of service. The Company’s contribution amounted to $1.9 million in 2008, $1.6 million in 2007, and $1.4 million in 2006. The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations. Participants may also borrow up to 50% of the vested amount, up to a maximum of $50,000. The minimum loan amount is $1,000.

19. Equity Incentive Plans

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options, and/or restricted stock units, and/or awarded restricted stock, up to 7,000,000 shares of the Company’s common stock on a split adjusted basis. In May 2005, the shareholders of the Company approved the 2005 Incentive Plan which provides that 3,131,854 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, or as restricted stock, or as restricted stock units. In conjunction with the approval of the 2005 Incentive Plan, the Bancorp agreed to cease granting awards under the Equity Incentive Plan. As of December 31, 2008, the only type of options granted by the Company has been non-statutory stock options. These options and restricted stock units have been granted to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options and restricted stock units have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except for certain options granted to Chief Executive Officer of the Company in March 22, 2005, May 22, 2005, and February 21, 2008 as further discussed below. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards.

Cash received from exercises of stock options totaled $373,000 from 20,906 exercised shares for 2008 and $2.2 million from 136,348 exercised shares for 2007. The fair value of stock options vested in 2008 was $7.3 million compared to $7.4 million in 2007. Aggregate intrinsic value for options exercised was $136,000 in 2008 and $2.1 million in 2007.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity for 2008, 2007, and 2006 follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in ,000)
Balance, December 31, 2005	4,316,112	$26.33	7.5	$42,263

Granted	807,630	36.58
Exercised	(162,534)	20.32
Forfeited	(178,181)	30.99

Balance, December 31, 2006	4,783,027	$28.09	7.0	$34,011

Granted	—	—
Exercised	(136,348)	16.34
Forfeited	(72,399)	33.43

Balance, December 31, 2007	4,574,280	$28.36	6.1	$24,487

Granted	689,200	23.37
Exercised	(20,906)	17.80
Forfeited	(36,200)	31.97

Balance, December 31, 2008	5,206,374	$27.72	5.6	$6,220

Exercisable, December 31, 2008	3,707,580	$26.78	4.7	$5,926

At December 31, 2008, 1,548,921 shares were available under the 2005 Incentive Plan for future grants. The following table shows stock options outstanding and exercisable as of December 31, 2008, the corresponding exercise prices, and the weighted-average contractual life remaining:

	Outstanding
Exercise Price	Shares	Weighted-Average Remaining Contractual Life (in Years)	Exercisable Shares
$10.63	92,836	1.1	92,836
11.06	10,240	1.0	10,240
11.34	10,240	4.0	10,240
15.05	130,488	2.1	130,488
16.28	156,056	3.1	156,056
17.29	10,240	3.0	10,240
19.93	336,844	4.1	336,844
21.09	10,240	2.0	10,240
22.01	406,674	2.1	406,674
23.37	683,950	9.2	—
24.80	888,816	4.9	888,816
28.70	523,200	5.1	418,600
32.26	40,000	5.5	32,000
32.47	245,060	6.2	245,060
33.54	264,694	6.4	264,694
33.81	3,000	6.5	1,800
37.00	642,484	6.1	385,800
38.38	15,000	5.9	12,000
36.90	310,082	7.0	124,460
36.24	414,230	7.1	165,692
38.26	12,000	7.3	4,800

	5,206,374	5.6	3,707,580

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 16, 2003, Dunson K. Cheng, Chairman of the Board, President and Chief Executive Officer of the Company, was granted an option to purchase 153,060 shares and on November 20, 2003, was granted an option to purchase 638,670 shares of the Company’s common stock under the Company’s Equity Incentive Plan. In March 2005, the Company determined that these grants, in combination, exceeded by 391,730 shares a limitation in the Equity Incentive Plan as to the number of shares that could be subject to awards made to any one participant in any calendar year.

Effective March 22, 2005, Mr. Cheng agreed to cancel the options as to the 391,730 excess shares, and to waive all rights that he has to purchase such excess shares upon exercise of the option. Also, on March 22, 2005, the Executive Compensation Committee approved granting to Mr. Cheng an option to purchase a total of 245,060 shares of common stock of the Company at an exercise price equal to the closing market price of the common stock on the NASDAQ National Market on that date of which 30% vested immediately, 10% vested on November 20, 2005, and an additional 20% vested on November 20, 2006, 2007, and 2008, respectively. On May 12, 2005, the Executive Compensation Committee approved granting Mr. Cheng an option under the 2005 Incentive Plan to purchase a total of 264,694 shares of common stock of the Company at an exercise price equal to the closing market price of the common stock on the NASDAQ National Market on that date of which 40% vested on November 20, 2005, and an additional 20% vested on November 20, 2006, 2007, and 2008, respectively.

On February 21, 2008, the Company granted options of 100,000 shares to Mr. Cheng, of which 50% would vest on February 21, 2009, and the remaining 50% would vest on February 21, 2010.

The Company has granted non-vested stock to its Chairman of the Board, President, and Chief Executive Officer. The shares vest ratably over certain years if certain annual performance criteria are met. The following table presents information relating to the non-vested stock grants as of December 31, 2008:

	Grant date January 31, 2007	Grant date January 25, 2006
Grant shares	20,000	30,000
Vested ratably over	2 years	3 years
Price per share at grant	$34.66	$36.24
Vested shares	10,000	20,000
Unvested shares	10,000	10,000

The stock compensation expense recorded related to the non-vested stock above was $59,000 in 2008, $680,000 in 2007 and $332,000 in 2006. Because certain performance criteria for 2008 were not met, 20,000 shares of restricted stock were forfeited in February 2009.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to stock options and restricted stock awards above, in February 2008, the Company also granted restricted stock units on 82,291 shares of the Company’s common stock to its eligible employees. On the date of granting of these restricted stock units, the closing price of the Company’s stock was $23.37 per share. Such restricted stock units have a maximum term of five years and vest in approximately 20% annual increments subject to employees’ continued employment with the Company. The following table presents information relating to the restricted stock units grant as of December 31, 2008:

	Units	Weighted-Average Remaining Contractual Life (in years)
Balance at December 31, 2007	—	—

Granted	82,291	3.0
Forfeited	(2,754)

Balance at December 31, 2008	79,537	2.1

The compensation expense recorded related to the restricted stock units above was $272,000 in 2008. Unrecognized stock-based compensation expense related to the restricted stock units was $1.4 million at December 31, 2008, and is expected to be recognized over the next 4.1 years.

Prior to 2006, the Company presented the entire amount of the tax benefit on options exercised as operating activities in the consolidated statements of cash flows. After adoption of SFAS No. 123R in January 2006, the Company reports only the benefits (short-fall) of tax deductions in excess of grant-date fair value as cash flows from financing activity. The following table summarizes the tax benefit from options exercised:

	2008	2007	2006
	(In thousands)
(Short-fall)/benefit of tax deductions in excess of grant-date fair value	$(247)	$791	$777
Benefit of tax deductions on grant-date fair value	304	103	287

Total benefit of tax deductions	$57	$894	$1,064

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Condensed Financial Information of Cathay General Bancorp

The condensed financial information of the Company as of December 31, 2008, and December 31, 2007, and for the years ended December 31, 2008, 2007, and 2006 is as follows:

Balance Sheets

	Year Ended December 31,
	2008	2007
	(In thousands, except share and per share data)
Assets
Cash	$260	$1,966
Short-term certificates of deposit	39,300	—
Investment in bank subsidiaries	1,363,387	1,083,753
Investment in non-bank subsidiaries	3,158	3,244
Other assets	11,034	11,196

Total assets	$1,417,139	$1,100,159

Liabilities
Junior subordinated debt	$121,136	$121,136
Other liabilities	3,116	7,104

Total liabilities	124,252	128,240

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
258,000 issued and outstanding in 2008, and none in 2007	3	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 53,715,815 issued and 49,508,250 outstanding in 2008, and 53,543,752 issued and 49,336,187 outstanding in 2007	537	535
Additional paid-in-capital	749,164	480,557
Accumulated other comprehensive income (loss), net	23,327	(545)
Retained earnings	645,592	617,108
Treasury stock, at cost (4,207,565 shares in 2008 and in 2007)	(125,736)	(125,736)

Total stockholders’ equity	1,292,887	971,919

Total liabilities and stockholders’ equity	$1,417,139	$1,100,159

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Income

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash dividends from Cathay Bank	$26,727	$58,500	$98,179
Cash dividends from GBC Venture Capital	—	1,400	1,680
Interest income	26	76	74
Interest expense	6,746	8,166	5,946
Non-interest income	(1,003)	(1,024)	(381)
Non-interest expense	937	1,134	1,417

Income before income tax benefit	18,067	49,652	92,189
Income tax benefit	(3,641)	(4,309)	(3,225)

Income before undistributed earnings of subsidiaries	21,708	53,961	95,414
Undistributed earnings of subsidiaries	28,813	71,508	22,156

Net income	$50,521	$125,469	$117,570

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from Operating Activities
Net income	$50,521	$125,469	$117,570
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(28,813)	(71,509)	(22,156)
Increase in accrued expense	29	60	60
Write-downs on venture capital and other investments	1,356	933	432
Loss in fair value of warrants	21	78	(816)
Excess tax short-fall/(benefits) from stock options	247	(791)	(777)
Increase in other assets	(1,169)	(536)	(98)
(Decrease)/increase in other liabilities	(5,179)	6,861	(320)

Net cash provided by operating activities	17,013	60,565	93,895

Cash flows from Investment Activities
Additional investment in subsidiary	(219,300)	—	—
Increase in short-term investment	(39,300)	—	—
Exercise of warrants to acquire common stock	(62)	—	(2,209)
Proceeds from sale of common stock acquired from exercise of warrants	16	—	3,679
Equity investment	—	—	(1,726)
Acquisitions, net of cash acquired	—	(9,709)	(70,815)

Net cash used in investment activities	(258,646)	(9,709)	(71,071)

Cash flows from Financing Activities
Repayment of short term borrowing	—	(10,000)	(27,120)
Issuance of Series B Preferred Stock	240,554	—	—
Issuance of Common Stock Warrant	17,673	—	—
Accretion of discount on Series B Preferred Stock	(227)	—	—
Increase in other borrowings	—	—	15,000
Issuance of junior subordinated debt	—	65,000	—
Cash dividends	(20,750)	(20,525)	(18,426)
Proceeds from shares issued under the Dividend Reinvestment Plan	2,551	2,445	2,622
Proceeds from exercise of stock options	373	2,228	3,302
Excess tax (short-fall)/benefits from share-based payment arrangements	(247)	791	777
Purchase of treasury stock	—	(92,425)	—

Net cash used in financing activities	239,927	(52,486)	(23,845)

Decrease in cash and cash equivalents	(1,706)	(1,630)	(1,021)
Cash and cash equivalents, beginning of year	1,966	3,596	4,617

Cash and cash equivalents, end of year	$260	$1,966	$3,596

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Dividend Reinvestment Plan

The Company has a dividend reinvestment plan which allows for participants’ reinvestment of cash dividends and certain optional additional investments in the Company’s common stock. Shares issued under the plan and the consideration received were 151,157 shares for $2.6 million in 2008, 78,087 shares for $2.4 million in 2007, and 75,003 shares for $2.6 million in 2006.

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

The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.” A well capitalized institution must have a Tier 1 capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 5%. At December 31, 2008 and 2007, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification which management believes have changed the well capitalized category of the Bank.

The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2008, and December 31, 2007, are presented in the tables below:

	As of December 31, 2008				As of December 31, 2007
	Company		Bank		Company		Bank
	Balance	Percentage	Balance	Percentage	Balance	Percentage	Balance	Percentage
	(Dollars in thousands)
Tier I Capital (to risk-weighted assets)	$1,058,751	12.12%	$1,012,164	11.60%	$755,431	9.09%	$750,698	9.04%
Tier I Capital minimum requirement	349,462	4.00	349,053	4.00	332,384	4.00	332,014	4.00

Excess	$709,289	8.12%	$663,111	7.60%	$423,047	5.09%	$418,684	5.04%

Total Capital (to risk-weighted assets)	$1,217,795	13.94%	$1,171,494	13.42%	$874,056	10.52%	$870,257	10.49%
Total I Capital minimum requirement	698,924	8.00	698,105	8.00	664,768	8.00	664,027	8.00

Excess	$518,871	5.94%	$473,389	5.42%	$209,288	2.52%	$206,230	2.49%

Tier I Capital (to average assets)
Leverage ratio	$1,058,751	9.79%	$1,012,164	9.38%	$755,431	7.83%	$750,698	7.79%
Minimum leverage requirement	432,453	4.00	431,840	4.00	385,812	4.00	385,269	4.00

Excess	$626,298	5.79%	$580,324	5.38%	$369,619	3.83%	$365,429	3.79%

Total average assets (1)	$10,811,335		$10,796,005		$9,645,310		$9,631,720
Risk-weighted assets	$8,736,555		$8,726,316		$8,309,598		$8,300,343

(1)	Average assets represent average balances for the fourth quarter of each year presented.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. Quarterly Results of Operations (Unaudited)

The following table sets forth selected unaudited quarterly financial data:

	Summary of Operations
	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$145,467	$146,122	$144,062	$154,300	$164,553	$159,171	$149,693	$141,854
Interest expense	71,225	72,521	71,948	79,110	84,108	79,344	73,196	69,102

Net interest income	74,242	73,601	72,114	75,190	80,445	79,827	76,497	72,752
Provision for credit losses	62,900	15,800	20,500	7,500	5,700	2,200	2,100	1,000

Net-interest income after provision for loan losses	11,342	57,801	51,614	67,690	74,745	77,627	74,397	71,752
Non-interest income (loss)	11,577	(8,369)	9,175	6,524	6,582	8,859	6,162	5,884
Non-interest expense	36,398	35,171	33,754	31,956	33,612	33,222	32,285	30,229

Income before income tax expense	(13,479)	14,261	27,035	42,258	47,715	53,264	48,274	47,407
Income tax expense	(10,579)	7,370	7,804	14,959	16,799	19,258	17,693	17,441
Net income	(2,900)	6,891	19,231	27,299	30,916	34,006	30,581	29,966

Dividends on preferred stock	(1,140)	—	—	—	—	—	—	—
Net income available to common stockholders	(4,040)	6,891	19,231	27,299	30,916	34,006	30,581	29,966

Basic net income available to common stockholders per common share	$(0.08)	$0.14	$0.39	$0.55	$0.62	$0.68	$0.60	$0.58

Diluted net income avaiilable to common stockholders per common share	$(0.08)	$0.14	$0.39	$0.55	$0.62	$0.67	$0.60	$0.57