Form 10-K/A
period 2008-12-31
CATHAY GENERAL BANCORP
filed 2009-03-03
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-18630

Cathay General Bancorp

(Exact name of Registrant as specified in its charter)

Delaware	95-4274680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(213) 625-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Cathay General Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, is to file Exhibit 12.1. That exhibit had been inadvertently omitted from the Annual Report. No revisions have been made to the financial statements or any other disclosures contained in the Annual Report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(b) Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. +

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ++

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ++

+	Filed herewith.

++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Cathay General Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

Cathay General Bancorp

By:	/s/ Dunson K. Cheng
Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dunson K. Cheng Dunson K. Cheng	President, Chairman of the Board, Director, and Chief Executive Officer (principal executive officer)	March 2, 2009

/s/ Heng W. Chen Heng W. Chen	Executive Vice President, Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)	March 2, 2009

* Peter Wu	Director	March 2, 2009

* Anthony M. Tang	Director	March 2, 2009

* Kelly L. Chan	Director	March 2, 2009

* Michael M.Y. Chang	Director	March 2, 2009

* Thomas C.T. Chiu	Director	March 2, 2009

* Nelson Chung	Director	March 2, 2009

* Patrick S.D. Lee	Director	March 2, 2009

* Ting Liu	Director	March 2, 2009

* Joseph C.H. Poon	Director	March 2, 2009

* Thomas G. Tartaglia	Director	March 2, 2009

* By:	/s/ Heng W. Chen
Attorney-in-Fact