Form 10-Q
period 2009-03-31
CATHAY GENERAL BANCORP
filed 2009-05-08
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, 49,535,723 shares outstanding as of April 30, 2009.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

1ST QUARTER 2009 REPORT ON FORM 10-Q

Forward-Looking Statements

In this quarterly Report on Form 10-Q, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “shall”, “should,” “will,” “predicts,” “potential,” “continue,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

•	significant volatility and deterioration in the credit and financial markets; and adverse changes in general economic conditions;

•	the effects of the Emergency Economic Stabilization Act, the American Recovery and Reinvestment Act, and the Troubled Asset Relief Program (TARP) and any changes or amendments thereto;

•	deterioration in asset or credit quality;

•	the availability of capital;

•	the impact of any goodwill impairment that may be determined;

•	acquisitions of other banks, if any;

•	fluctuations in interest rates;

•	the soundness of other financial institutions;

•	expansion into new market areas;

•	earthquakes, wildfires, or other natural disasters;

•	competitive pressures;

•	legislative, regulatory, and accounting rule changes and developments; and

•

general economic or business conditions in California and other regions where the Bank has operations, including, but not limited to, adverse changes in economic conditions resulting from a prolonged economic downturn.

These and other factors are further described in Cathay General Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008 (at Item 1A in particular), other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings it makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak to the date of this report. Cathay General Bancorp has no intention and undertakes no obligation to update any forward-looking statement or to publicly announce any revision of any forward-looking statement to reflect future developments or events, except as required by law.

Cathay General Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3286.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$80,856	$84,818
Short-term investments	31,000	25,000
Securities purchased under agreements to resell	—	201,000
Securities available-for-sale (amortized cost of $2,907,218 in 2009 and $3,043,566 in 2008)	2,943,467	3,083,817
Trading securities	248,841	12
Loans	7,393,637	7,472,368
Less: Allowance for loan losses	(132,393)	(122,093)
Unamortized deferred loan fees	(9,958)	(10,094)

Loans, net	7,251,286	7,340,181
Federal Home Loan Bank stock	71,791	71,791
Other real estate owned, net	64,922	61,015
Investments in affordable housing partnerships, net	101,835	103,562
Premises and equipment, net	108,045	104,107
Customers’ liability on acceptances	33,867	39,117
Accrued interest receivable	36,555	43,603
Goodwill	319,468	319,557
Other intangible assets	27,528	29,246
Other assets	78,683	75,813

Total assets	$11,398,144	$11,582,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$767,072	$730,433
Interest-bearing accounts:
NOW accounts	273,917	257,234
Money market accounts	800,196	659,454
Saving accounts	323,204	316,263
Time deposits under $100,000	1,757,403	1,644,407
Time deposits of $100,000 or more	3,343,675	3,228,945

Total deposits	7,265,467	6,836,736

Federal funds purchased	7,000	52,000
Securities sold under agreements to repurchase	1,559,000	1,610,000
Advances from the Federal Home Loan Bank	929,362	1,449,362
Other borrowings from financial institutions	10,000	—
Other borrowings for affordable housing investments	19,474	19,500
Long-term debt	171,136	171,136
Acceptances outstanding	33,867	39,117
Other liabilities	100,039	103,401

Total liabilities	10,095,345	10,281,252

Commitments and contigencies	—	—

Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, 258,000 issued and outstanding in 2009 and in 2008	241,384	240,554
Common stock, $0.01 par value; 100,000,000 shares authorized, 53,743,288 issued and 49,535,723 outstanding at March 31, 2009 and 53,715,815 issued and 49,508,250 outstanding at December 31, 2008	537	537
Additional paid-in-capital	510,555	508,613
Accumulated other comprehensive income, net	21,008	23,327
Retained earnings	646,551	645,592
Treasury stock, at cost (4,207,565 shares in 2009 and in 2008)	(125,736)	(125,736)

Total Cathay General Bancorp stockholders’ equity	1,294,299	1,292,887
Noncontrolling Interest	8,500	8,500

Total equity	1,302,799	1,301,387

Total liabilities and equity	$11,398,144	$11,582,639

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2009	2008
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable, including loan fees	$103,994	$117,025
Investment securities- taxable	32,194	28,506
Investment securities- nontaxable	246	366
Federal Home Loan Bank stock	—	753
Agency preferred stock	—	716
Federal funds sold and securities purchased under agreements to resell	1,302	6,480
Deposits with banks	58	454

Total interest and dividend income	137,794	154,300

INTEREST EXPENSE
Time deposits of $100,000 or more	23,237	31,868
Other deposits	16,115	17,235
Securities sold under agreements to repurchase	15,936	14,625
Advances from Federal Home Loan Bank	10,565	12,121
Long-term debt	1,505	2,849
Short-term borrowings	11	412

Total interest expense	67,369	79,110

Net interest income before provision for credit losses	70,425	75,190
Provision for credit losses	47,000	7,500

Net interest income after provision for credit losses	23,425	67,690

NON-INTEREST INCOME
Securities gains, net	22,498	—
Letters of credit commissions	976	1,440
Depository service fees	1,399	1,272
Other operating income	2,788	3,812

Total non-interest income	27,661	6,524

NON-INTEREST EXPENSE
Salaries and employee benefits	16,886	17,859
Occupancy expense	4,121	3,283
Computer and equipment expense	1,896	2,244
Professional services expense	2,967	2,385
FDIC and State assessments	2,854	291
Marketing expense	1,028	1,017
Other real estate owned expense (income)	2,142	(17)
Operations of affordable housing investments , net	1,698	825
Amortization of core deposit intangibles	1,711	1,752
Other operating expense	2,220	2,166

Total non-interest expense	37,523	31,805

Income before income tax expense	13,563	42,409
Income tax expense	3,175	14,959

Net income	10,388	27,450
Less: net income attributable to noncontrolling interest	(151)	(151)

Net income attributable to Cathay General Bancorp	10,237	27,299
Dividends on preferred stock	(4,080)	—

Net income available to common stockholders	$6,157	$27,299

Other comprehensive income, net of tax
Unrealized holding gains arising during the period	9,460	8,154
Less: reclassification adjustments included in net income	11,779	164

Total other comprehensive income, net of tax	(2,319)	7,990

Total comprehensive income	$3,838	$35,289

Net income per common share:
Basic	$0.12	$0.55
Diluted	$0.12	$0.55

Cash dividends paid per common share	$0.105	$0.105
Basic average common shares outstanding	49,531,343	49,346,285
Diluted average common shares outstanding	49,541,041	49,531,531

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2009	2008
	(In thousands)
Cash Flows from Operating Activities
Net income	$10,237	$27,299
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	47,000	7,500
Provision for losses on other real estate owned	1,641	—
Deferred tax benefit	5,434	1,628
Depreciation	1,935	1,075
Net gains on sale of loans held for sale	(39)	(51)
Proceeds from sale of loans held for sale	3,562	1,165
Originations of loans held for sale	—	(1,105)
Purchase of trading securities	(348,315)	—
Proceeds from sale of trading securities	99,785	—
FHLB Stock Dividends	—	(753)
Write-downs on venture capital investments	707	—
Write-downs on impaired securities	82	—
Gain on sales and calls of securities	(22,580)	—
Decrease in fair value of warrants	—	13
Other non-cash interest	14	8
Amortization of security premiums, net	256	241
Amortization of intangibles	1,725	1,790
Excess tax short-fall from share-based payment arrangements	114	226
Stock based compensation expense	1,458	1,830
Decrease in accrued interest receivable	7,048	10,835
(Increase)/decrease in other assets, net	(7,623)	10,746
Increase/(decrease) in other liabilities	3,193	(2,113)

Net cash provided by operating activities	(194,366)	60,334

Cash Flows from Investing Activities
Increase in short-term investments	(6,000)	(1,392)
Decrease in long-term investment	—	50,000
Decrease in securities purchased under agreements to resell	201,000	211,100
Purchase of investment securities available-for-sale	(833,833)	(626,393)
Proceeds from maturity and call of investment securities available-for-sale	800,110	582,795
Purchase of mortgage-backed securities available-for-sale	(730,019)	(128,389)
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	922,333	81,650
Net decrease/(increase) in loans	33,353	(241,086)
Purchase of premises and equipment	(5,834)	(4,709)
Net increase in investment in affordable housing	(6,235)	(4,450)

Net cash used in investing activities	374,875	(80,874)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts, money market and saving deposits	201,005	37,257
Net increase/(decrease) in time deposits	227,726	(27,120)
Net (decrease)/increase in federal funds purchased and securities sold under agreement to repurchase	(96,000)	185,137
Advances from Federal Home Loan Bank	551,000	1,111,107
Repayment of Federal Home Loan Bank borrowings	(1,071,000)	(1,297,000)
Cash dividends	(5,198)	(5,181)
Dividend and Accretion of Discount on Preferred Stock	(2,488)	—
Proceeds from other borrowings	10,000	20,629
Repayment of other borrowings	—	(8,301)
Proceeds from shares issued to Dividend Reinvestment Plan	584	616
Proceeds from exercise of stock options	14	356
Excess tax short-fall from share-based payment arrangements	(114)	(226)

Net cash provided by financing activities	(184,471)	17,274

Decrease in cash and cash equivalents	(3,962)	(3,266)
Cash and cash equivalents, beginning of the period	80,856	118,437

Cash and cash equivalents, end of the period	$80,856	$115,171

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$67,403	$79,278
Income taxes	$8,000	$5,691
Non-cash investing and financing activities:
Net change in unrealized holding loss on securities available-for-sale, net of tax	$(2,319)	$7,990
Adjustment to initially apply EITF 06-4	$—	$(147)
Adjustment to initially apply SFAS No. 160	$8,500	$—
Transfers to other real estate owned	$5,005	$262

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (the “Bancorp”) is the holding company for Cathay Bank (the “Bank”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of March 31, 2009, the Bank operates twenty one branches in Southern California, ten branches in Northern California, nine branches in New York State, three branches in Illinois, three branches in Washington State, two branches Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank will open a new branch in Dublin, California on May 11, 2009 and continues to look for opportunities to grow. At the same time, the Bank announced plans to consolidate its 701 South Atlantic Blvd, Monterey Park, California branch into 250 South Atlantic Blvd, Monterey Park, California branch in August 2009, and consolidate 5501 8th Avenue, Brooklyn, New York branch into 5402 8th Avenue, Brooklyn, New York branch in June 2009 to improve efficiencies and reduce redundancies.

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

As of March 31, 2009, goodwill was $319.5 million compared to $319.6 million at December 31, 2008. Merger-related lease liability was $410,000 at March 31, 2009 and $424,000 at December 31, 2008.

3. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The preparation of the consolidated financial statements in accordance with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The most significant estimate subject to change relates to the allowance for loan losses, goodwill impairment and other-than-temporary impairment.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, together with a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and requires a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. Market participant assumptions include assumptions about the risk, the effect of a restriction on the sale or use of an asset, and the effect of a nonperformance risk for a liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Assets When the Market for that Asset is not Active. This FSP clarifies the application of FAS 157 in a market that is not active. SFAS 157-3 was effective upon issuance. In April 2009, the FASB issued Staff Position (FSP) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability and identifying transactions that are not orderly. In those circumstances, further analysis and significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. This FSP reaffirms fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. SFAS 157-4 is effective for the Company on June 15, 2009, and is not expected to have significant impact on the Company’s financial statements. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. See Note 15- “Fair Value Measurements” for more information.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The Company adopted SFAS 160 effective as of January 1, 2009, and reclassified non-controlling interest of $8.5 million from other liabilities to equity.

In March 2008, the FASB issued Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretation, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 was effective for the Company on November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued Statement No. 107-1, “Interim Disclosure about Fair Value of Financial Instruments.” SFAS 107-1 requires publicly traded companies to disclose the fair value of financial instruments within the scope SFAS 107 in interim financial statements, in addition to annual statements. Publicly traded companies also shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumption, if any, during the period. SFAS 107-1 is effective for the Company on June 15, 2009, and is not expected to have a significant impact on the Company’s financial statements.

In April 2009, the FASB also issued Statement No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” SFAS 115-2 changes the requirements for recognizing other-than-temporary impairment (OTTI) for debt securities. SFAS 115-2 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an entity must recognize an

OTTI. OTTI is separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. An entity determines the impairment related to credit losses by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. OTTI related to the credit loss is then recognized in earnings. OTTI related to all other factors is recognized in other comprehensive income. OTTI not related to the credit loss for a held-to-maturity security should be recognized separately in a new category of other comprehensive income and amortized over the remaining life of the debt security as an increase in the carrying value of the security only when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its remaining amortized cost basis. SFAS 115-2 expands and increases the frequency of existing disclosures about OTTI for debt and equity securities. SFAS 115-2 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect a material impact on its consolidated financial statements from adoption of SFAS 115-2.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth basic and diluted earnings per share calculations and the average shares of stock options with anti-dilutive effect:

	For the three months ended March 31,
(Dollars in thousands, except share and per share data)	2009	2008
Net Income atttibutable to Cathay General Bancorp	$10,237	$27,299
Dividends on preferred stock	(4,080)	—

Net income available to common stockholders	$6,157	$27,299

Weighted-average shares:
Basic weighted-average number of common shares outstanding	49,531,343	49,346,285
Dilutive effect of weighted-average outstanding common shares equivalents
Stock Options	9,698	184,432
Restricted Stock	0	814

Diluted weighted-average number of common shares outstanding	49,541,041	49,531,531

Average shares of stock options and warrants with anti-dilutive effect	7,007,163	3,680,678

Earnings per share:
Basic	$0.12	$0.55
Diluted	$0.12	$0.55

6. Stock-Based Compensation

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis. As of March 31, 2009, the only options granted by the Company under the 2005 Incentive Plan were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except options granted to the Chief Executive Officer of the Company for 100,000 shares granted on February 21, 2008, of which 50% were vested on February 21, 2009, and the remaining 50% would vest on February 21, 2010. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. Stock options are typically granted in the first quarter of the year. There were no options granted during the first quarter of 2009. In 2008, the Company granted options of 689,200 shares and restricted stock units of 82,291 shares to selected bank officers and non-employee directors. The Company expects to issue new shares to satisfy stock option exercises and the vesting of restricted stock units.

Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date for those options expected to vest, and is recognized as an expense over the vesting period of the grant. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Based on SAB 107 and SAB 110, the Company has estimated the expected life of the options based on the average of the contractual period and the vesting period and has consistently applied the simplified method to all options granted starting from 2005. Option compensation expense totaled $1.4 million for the three months ended March 31, 2009, and $1.6 million for the three months ended March 31, 2008. Stock-based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $8.7 million at March 31, 2009, and is expected to be recognized over the next 2.4 years.

The weighted average per share fair value on the date of grant of the options granted was $6.86 during the first quarter of 2008. There were no options granted in the first quarter of 2009. The Company estimated the expected life of the options based on the average of the contractual period and the vesting period. The fair value of stock options has been determined using the Black-Scholes option pricing model with the following assumptions:

Three months ended March 31, 2008
Expected life- number of years	6.4
Risk-free interest rate	3.09%
Volatility	30.04%
Dividend yield	1.80%

During the three-month period ended March 31, cash received totaled $14,000 from the exercise of stock options of 1,280 shares in 2009 and $356,000 from the exercise of 18,906 shares in 2008. The fair value of stock options vested during the first quarter of 2009 was $5.5 million compared to $4.8 million for the first quarter of 2008. The aggregate intrinsic value for options exercised were $8,000 during the three months ended March 31, 2009, and $108,000 during the three months ended March 31, 2008. The table below summarizes stock option activity for the periods indicated:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2008	5,206,374	$27.72	5.6	$6,220

Granted	—	—
Forfeited	(7,956)	31.10
Exercised	(1,280)	10.63

Balance at March 31, 2009	5,197,138	$27.72	5.3	$—

Exercisable at March 31, 2009	4,245,908	$27.33	4.8	$—

At March 31, 2009, 1,580,990 shares were available under the Company’s 2005 Incentive Plan for future grants.

In addition to stock options above, in February 2008, the Company also granted restricted stock units on 82,291 shares of the Company’s common stock to its eligible employees. On the date of granting of these restricted stock units, the closing price of the Company’s stock was $23.37 per share. Such restricted stock units have a maximum term of five years and vest in approximately 20% annual increments subject to employees’ continued employment with the Company. On February 21, 2009, restricted stock units of 15,828 shares were vested at closing price of $8.94 per share. Among the 15,828 restricted stock units, 2,865 shares were cancelled immediately for employees who elected to satisfy income tax withholding amounts through cancellation of restricted stock units. Common stock shares of 12,963 were issued and outstanding as of February 21, 2009. The following table presents information relating to the restricted stock units grant as of March 31, 2009:

Units
Balance at December 31, 2008	79,537
Vested	(12,963)
Cancelled and forfeited	(4,113)

Balance at March 31, 2009	62,461

The compensation expense recorded related to the restricted stock units above was $82,000 for the three months ended March 31, 2009, and $27,000 for the three months ended March 31, 2008. Unrecognized stock-based compensation expense related to restricted stock units was $1.3 million at March 31, 2009, and is expected to be recognized over the next 3.9 years.

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

	For the three months ended March 31,
(Dollars in thousands)	2009	2008
Short-fall of tax deductions in excess of grant-date fair value	$(114)	$(226)
Benefit of tax deductions on grant-date fair value	117	271

Total benefit of tax deductions	$3	$45

7. Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are usually collateralized by U.S. government agency and mortgage-backed securities. The counter-parties to these agreements are nationally recognized investment banking firms that meet credit requirements of the Company and with whom a master repurchase agreement has been duly executed. As of December 31, 2008, the Company had four resale agreements of $201.0 million outstanding at an annualized weighted average interest rate of 5.39%. During the first quarter of 2009, one resale agreement of $51.0 million matured in January 2009 and three long-term resale agreements of $150.0 million were called in February 2009. As of March 31, 2009, the Company has no resale agreements outstanding.

For those securities obtained under the resale agreements, the collateral is either held by a third party custodian or by the counter-party and is segregated under written agreements that recognize the Company’s interest in the securities. Interest income associated with securities purchased under resale agreements totaled $1.3 million for the first quarter of 2009 and $6.3 million for the first quarter of 2008.

8. Investments in Affordable Housing

The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. The Company’s investments in these partnerships were $101.8 million at March 31, 2009, and $103.6 million at December 31, 2008. At March 31, 2009 and December 31, 2008, six of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s consolidated financial statements increased total assets and liabilities by $23.1 million at March 31, 2009, and by $22.8 million at December 31, 2008. Other borrowings for affordable housing limited partnerships were $19.5 million at March 31, 2009 and $19.5 million at December 31, 2008; recourse is limited to the assets of the limited partnerships. Unfunded commitments for affordable housing limited partnerships of $15.9 million as of March 31, 2009, and $22.1 million as of December 31, 2008 were recorded under other liabilities.

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

(In thousands)	At March 31, 2009	At December 31, 2008
Commitments to extend credit	$1,984,122	$2,047,985
Standby letters of credit	62,511	79,423
Other letters of credit	49,913	66,220
Bill of lading guarantees	22	493

Total	$2,096,568	$2,194,121

As of March 31, 2009, $15.9 million unfunded commitments for affordable housing investments were recorded under other liabilities compared to $22.1 million at December 31, 2008.

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment agreement. These commitments generally have fixed expiration dates and the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Letters of credit, including standby letters of credit and bill of lading guarantees, are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing these types of instruments is essentially the same as that involved in making loans to customers.

10. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 4.07% at March 31, 2009, compared to $1.6 billion with a weighted average rate of 3.95% at December 31, 2008. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million are with initial fixed rates ranging from 1.00% and 3.50% with initial fixed rate terms ranging from six months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. In addition, there were $9.0 million in short-term securities sold under agreements to repurchase that mature in April 2009.

At March 31, 2009, included in long-term transactions are twenty-seven repurchase agreements totaling $1.4 billion that were callable but which had not been called. Ten fixed-to-floating rate repurchase agreements of $50.0 million each have variable interest rates currently at a range from 3.50% to 3.75% maximum rate until their final maturities in the second half of 2014 for $400 million and in January 2015 for $100 million. Four floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates ranging from 4.89% to 5.07%, until their final maturities in January 2017. Ten floating-to-fixed rate repurchase agreements totaled $550.0 million have fixed interest rates ranging from 4.29% to 4.78%, until their final maturities in 2014. Two floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates at 4.75% and 4.79%, until their final maturities in 2011. One floating-to-fixed rate repurchase agreement of $50.0 million has fixed interest rate at 4.83% until its final maturity in 2012.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.7 billion as of March 31, 2009, and $1.7 billion as of December 31, 2008.

11. Advances from the Federal Home Loan Bank

Total advances from the FHLB of San Francisco decreased $520.0 million to $929.4 million at March 31, 2009 from $1.45 billion at December 31, 2008. Non-puttable advances totaled $229.4 million with a weighted rate of 4.76% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at March 31, 2009. The FHLB has the right to terminate the puttable transaction at par at each three-month anniversary after the first puttable date. FHLB advances of $400.0 million at a weighted average rate of 4.32% were puttable as of March 31, 2009. The remaining puttable FHLB advances of $300.0 million at a weighted average rate of 4.56% are puttable at the second anniversary date in 2009.

12. Subordinated Note and Junior Subordinated Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt has a maturity term of 10 years, is unsecured and bears interest at a rate of three month LIBOR plus 110 basis points, payable on a quarterly basis. At March 31, 2009, the per annum interest rate on the subordinated debt was 2.32% compared to 2.56% at December 31, 2008. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp. The five special purpose trusts are considered variable interest entities under FIN 46R. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company. At March 31, 2009, junior subordinated debt securities totaled $121.1 million with a weighted average interest rate of 3.45% compared to $121.1 million with a weighted average rate of 4.02% at December 31, 2008. The junior subordinated debt securities have a stated maturity term of 30 years and are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

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

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense. For the three-month period ended March 31, 2009, the Company accrued approximately $0.1 million in potential interest and penalties associated with uncertain tax positions. The Company had approximately $2.0 million of accrued interest and penalties as of March 31, 2009 and $1.9 million of accrued interest and penalties as of December 31, 2008.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2004 and by the Franchise Tax Board of the State of California back to 2000. The Company is currently under audit by the California Franchise Tax Board for the years 2000 to 2004. The potential financial statement impact, if any, resulting from completion of these audits cannot be determined at this time.

14. Stock Repurchase Program

On November 2007, the Company announced that its Board of Directors had approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock. No shares were purchased in 2008 and during the first three months of 2009. At March 31, 2009, 622,500 shares remain under the Company’s November 2007 repurchase program.

15. Fair Value Measurements

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring and non-recurring basis at March 31, 2009:

	Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets
On a Recurring Basis
Securities available-for-sale	$6,284	$2,937,183	$—	$2,943,467
Trading securities	248,841	—	—	248,841
Warrants	—	—	117	117
Foreign exchange contracts	—	92	—	92
On a Non-recurring Basis
Impaired loans	—	61,453	3,175	64,628
Other real estate owned (1)	—	38,106	31,237	69,343
Equity investment	2,612	—	—	2,612

Total assets	$257,737	$3,036,834	$34,529	$3,329,100

Liabilities
On a Recurring Basis
Foreign exchange contracts	$—	$6,534	$—	$6,534

Total liabilities	$—	$6,534	$—	$6,534

(1)	Other real estate owned balance of $64.9 million in the consolidated balance sheet is net of estimated disposal costs.

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $117,000 at March 31, 2009, compared to $122,000 at December 31, 2008. The fair value adjustment of $5,000 was included in other operating income in 2009.

16. Goodwill and Goodwill Impairment

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of each reporting unit in making the assessment of impairment at least annually.

As a result of ongoing volatility in the financial services industry, the Company’s market capitalization decreased to a level below book value as of March 31, 2009. The Company engaged an independent valuation firm to compute the fair value estimates of each reporting unit as part of its impairment assessment. The independent valuation utilized two separate valuation methodologies and applied a weighted average to each methodology in order to determine fair value for each reporting unit.

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

The valuation as of March 31, 2009, indicated that the fair value for the Retail Banking and East Coast Operations, the only two reporting units with allocated goodwill, exceeded their carrying amounts. Consequently, no goodwill impairment charge was recorded as of March 31, 2009. While management uses the best information available to estimate future performance for each reporting unit, future adjustments to management’s projections may be necessary if conditions differ substantially from the assumptions used in making the estimates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is given based on the assumption that the reader has access to and has read the Annual Report on Form 10-K for the year ended December 31, 2008, of Cathay General Bancorp (“Bancorp”) and its wholly-owned subsidiary Cathay Bank (the “Bank” and, together, the “Company” or “we”, “us,” or “our”).

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

Accounting for the allowance for credit losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans; management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described under the heading “Accounting for the Allowance for Loan Losses” in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Accounting for investment securities involves significant judgments and assumptions by management, which have a material impact on the carrying value of securities and the recognition of any “other-than-temporary” impairment to our investment securities. The judgments and assumptions used by management are described under the heading “Investment Securities” in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Accounting for income taxes involves significant judgments and assumptions by management, which have a material impact on the amount of taxes currently payable and the income tax expense recorded in the financial statements. The judgments and assumptions used by management are described under the heading “Income Taxes” in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Accounting for goodwill and goodwill impairment involves significant judgments and assumptions by management, which have a material impact on the amount of goodwill recorded and noninterest expense recorded in the financial statements. The judgments and assumptions used by management are described under the heading “Goodwill and goodwill impairment” in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

HIGHLIGHTS

•

First quarter net income was $10.2 million compared to a net loss of $2.9 million for the fourth quarter of 2008, and compared to net income of $27.3 million in the same quarter a year ago. First quarter net income available to common stockholders of $6.2 million, which was after the deduction of $4.0 million for dividends on preferred stock, compared to net loss available to common stockholders of $4.0 million for the fourth quarter of 2008.

•

Diluted earnings per share was $0.12 for the first quarter, compared to diluted loss per share of $0.08 in the fourth quarter of 2008, and compared to diluted earnings per share of $0.55 in the same quarter a year ago.

•	Total capital ratio was 14.34% at March 31, 2009, compared to 13.94% at December 31, 2008, and compared to 10.88% at March 31, 2008.

•

Total allowance for credit losses at March 31, 2009 strengthened to 1.87% of total loans with a provision for credit losses of $47.0 million compared to $62.9 million in the fourth quarter of 2008, and compared to $7.5 million the same quarter a year ago.

Income Statement Review

Net Income

Net income for the first quarter of 2009 was $10.2 million and net income available to common stockholders was $6.2 million, or $0.12 per diluted share, compared to net income of $27.3 million and net income available to common stockholders of $27.3 million, or $0.55 per diluted share for the same quarter a year ago. Return on average assets was 0.37% and return on average stockholders’ equity was 3.21% for the first quarter of 2009 compared with a return on average assets of 1.07% and a return on average stockholders’ equity of 10.99% for the first quarter of 2008.

Financial Performance

	Three months ended March 31,
	2009	2008
Net income	$10.2 million	$27.3 million
Net income available to common stockholders	$6.2 million	$27.3 million
Basic earnings per share	$0.12	$0.55
Diluted earnings per share	$0.12	$0.55
Return on average assets	0.37%	1.07%
Return on average total stockholders’ equity	3.21%	10.99%
Efficiency ratio	38.26%	39.11%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses decreased to $70.4 million during the first quarter of 2009, a decline of $4.8 million, or 6.3%, compared to the $75.2 million during the same quarter a year ago. The decrease was due primarily to a larger decline in earning asset yields compared to rates paid for deposits and borrowings.

The net interest margin, on a fully taxable-equivalent basis, was 2.69% for the first quarter of 2009. The net interest margin decreased 16 basis points from 2.85% in the fourth quarter of 2008 and decreased 47 basis points from 3.16% in the first quarter of 2008. The decrease in net interest income from the prior year primarily resulted from the increase in the borrowing rate on our long term repurchase agreements and smaller decreases in rates paid on core deposits and other borrowed funds compared to the decreases in the prime rate. The majority of our variable rate loans contain interest rate floors, which help limit the impact of the recent decreases of the prime interest rate.

For the first quarter of 2009, the yield on average interest-earning assets was 5.26% on a fully taxable-equivalent basis, and the cost of funds on average interest-bearing liabilities equaled 2.98%. In comparison, for the first quarter of 2008, the yield on average interest-earning assets was 6.46% and cost of funds on average interest-bearing liabilities equaled 3.80%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, decreased 38 basis points to 2.28% for the first quarter ended March 31, 2009, from 2.66% for the same quarter a year ago, primarily due to the reasons discussed above.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Three months ended March 31,	2009			2008
Taxable-equivalent basis (Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest Earning Assets
Commercial loans	$1,598,804	$18,753	4.76%	$1,484,044	$24,259	6.57%
Residential mortgage	795,752	10,621	5.34	674,909	10,097	5.98
Commercial mortgage	4,126,739	64,439	6.33	3,809,473	67,172	7.09
Real estate construction loans	916,495	9,974	4.41	810,071	15,165	7.53
Other loans and leases	21,302	207	3.94	26,102	332	5.12

Total loans and leases (1)	7,459,092	103,994	5.65	6,804,599	117,025	6.92
Taxable securities	2,970,700	32,194	4.40	2,250,823	28,506	5.09
Tax-exempt securities (3)	22,845	379	6.73	69,668	1,549	8.94
Federal Home Loan Bank Stock	71,791	—	—	65,753	753	4.61
Interest bearing deposits	24,998	58	0.94	24,885	454	7.34
Federal funds sold & securities purchased under agreements to resell	80,700	1,302	6.54	419,675	6,480	6.21

Total interest-earning assets	10,630,126	137,927	5.26	9,635,403	154,767	6.46

Non-interest earning assets
Cash and due from banks	100,919			85,002
Other non-earning assets	764,864			658,758

Total non-interest earning assets	865,783			743,760
Less: Allowance for loan losses	(134,616)			(66,305)
Deferred loan fees	(9,531)			(10,563)

Total assets	$11,351,762			$10,302,295

Interest bearing liabilities:
Interest bearing demand accounts	$259,535	$254	0.40	$237,611	$485	0.82
Money market accounts	759,930	2,957	1.58	701,552	3,841	2.20
Savings accounts	311,145	171	0.22	330,504	445	0.54
Time deposits	4,961,130	35,970	2.94	4,180,871	44,332	4.26

Total interest-bearing deposits	6,291,740	39,352	2.54	5,450,538	49,103	3.62

Federal funds purchased	16,933	11	0.26	43,341	382	3.54
Securities sold under agreements to repurchase	1,580,989	15,936	4.09	1,559,336	14,625	3.77
Other borrowings	1,117,844	10,565	3.83	1,156,238	12,151	4.23
Long-term debt	171,136	1,505	3.57	171,136	2,849	6.70

Total interest-bearing liabilities	9,178,642	67,369	2.98	8,380,589	79,110	3.80

Non-interest bearing liabilities
Demand deposits	734,883			780,579
Other liabilities	137,505			142,210
Stockholders’ equity	1,300,732			998,917

Total liabilities and stockholders’ equity	$11,351,762			$10,302,295

Net interest spread (4)			2.28%			2.66%

Net interest income (4)		$70,558			$75,657

Net interest margin (4)			2.69%			3.16%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Three months ended March 31, 2009-2008 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-Earning Assets:
Loans and leases	10,328	(23,359)	(13,031)
Taxable securities	8,084	(4,396)	3,688
Tax-exempt securities (2)	(855)	(315)	(1,170)
Federal Home Loan Bank Stock	64	(817)	(753)
Deposits with other banks	2	(398)	(396)
Federal funds sold and securities purchased under agreements to resell	(5,511)	333	(5,178)

Total increase in interest income	12,112	(28,952)	(16,840)

Interest-Bearing Liabilities:
Interest bearing demand accounts	41	(272)	(231)
Money market accounts	296	(1,180)	(884)
Savings accounts	(25)	(249)	(274)
Time deposits	7,253	(15,615)	(8,362)
Federal funds purchased	(147)	(224)	(371)
Securities sold under agreements to repurchase	187	1,124	1,311
Other borrowed funds	(417)	(1,169)	(1,586)
Long-term debts	—	(1,344)	(1,344)

Total increase in interest expense	7,188	(18,929)	(11,741)

Changes in net interest income	$4,924	$(10,023)	$(5,099)

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Provision for Loan Losses

The provision for credit losses was $47.0 million for the first quarter of 2009 compared to $7.5 million for the first quarter of 2008 and compared to $62.9 million in the fourth quarter of 2008. The provision for credit losses was based on the review of the adequacy of the allowance for credit losses at March 31, 2009. The provision for credit losses represents the charge or credit against current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio. The following table summarizes the charge-offs and recoveries for the quarters as indicated:

	For the three months ended March 31,
(In thousands)	2009	2008
Charge-offs:
Commercial loans	$11,078	$251
Construction loans	23,400	4,130
Real estate loans	1,361	175
Real estate- land loans	2,377	339

Total charge-offs	38,216	4,895

Recoveries:
Commercial loans	198	187
Installment and other loans	—	4

Total recoveries	198	191

Net Charge-offs	$38,018	$4,704

Total charge-offs for the first quarter of 2009 included $14.4 million of charge-offs on ten residential construction loan borrowers in California, $5.0 million charge-off on two office building construction loans in California, a $1.3 million charge-off on a residential construction loan in Nevada, a $1.3 million charge-off on a residential construction loan in Texas, and $11.1 million of charge-offs on twenty six commercial loan borrowers. Net loan charge-offs increased from $30.5 million in the fourth quarter of 2008 to $38.0 million in the first quarter of 2009 and compared to $4.7 million in the first quarter of last year as a result of the continuing weak economy and the decline in residential housing values.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $27.7 million for the first quarter of 2009, an increase of $21.2 million compared to the non-interest income of $6.5 million for the first quarter of 2008. The increase in non-interest income was primarily due to increases in net gains on sale of available-for-sale securities of $22.5 million. Offsetting the increase were a $947,000 decrease in venture capital income, included in other operating income, primarily due to write-downs on venture capital investments.

Non-Interest Expense

Non-interest expense increased $5.7 million, or 18.0%, to $37.5 million in the first quarter of 2009 compared to $31.8 million in the same quarter a year ago. The efficiency ratio was 38.26% in the first quarter of 2009 compared to 39.11% for the same period a year ago.

Federal Deposit Insurance Corporation (“FDIC”) and State assessments increased to $2.9 million in the first quarter of 2009 from $291,000 in the same quarter a year ago. The FDIC has adopted amendments to its restoration plan for the Deposit Insurance Fund to implement changes to the risk-based assessment system and set assessment rates to provide that most banks will now pay initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis, beginning on April 1, 2009. We anticipate that these additional assessments, along with any future assessments we may be required to pay, will result in an increase in our non-interest expense and could adversely impact our net income.

Other real estate owned (“OREO”) expense increased $2.1 million primarily due to a $1.6 million provision for OREO write-down and a $518,000 increase in OREO operating expense in the first quarter of 2009 compared to the same quarter a year ago. Expense from operations of affordable housing investments increased $873,000 to $1.7 million compared to $0.8 million in the same quarter a year ago as a result of additional investments in affordable housing projects and a higher cash distribution in the same quarter a year ago. Occupancy expense increased $838,000 primarily due to increases in depreciation expense of $737,000 and relocation expenses of $153,000 related to our new administrative office at 9650 Flair Drive, El Monte, California, which opened in January 2009. Professional service expense increased $582,000, or 24.4%, due to increases in legal expenses, collection expenses, and information technology consulting expenses.

Offsetting the above described increases were decreases of $973,000 in salaries and employee benefits and decreases of $348,000 in computer and equipment expense. Salaries and employee benefits decreased primarily due to a $1.2 million decrease in bonus accruals and a $249,000 decrease in option compensation expense offset by a $476,000 decrease in deferred loan cost. Computer and equipment expense declined due primarily to a decrease of $366,000 in software license fees as a result of the Company’s new data processing contract.

Income Taxes

The effective tax rate was 23.4% for the first quarter of 2009 compared to 35.4% for the same quarter a year ago and compared to 27.9% for the full year 2008. The decrease in the effective tax rate was primarily due to the lower pretax income in the first quarter of 2009 combined with an increase in low income housing tax credits in 2009.

Balance Sheet Review

Assets

Total assets decreased by $184.5 million, or 1.6%, to $11.4 billion at March 31, 2009, from $11.6 billion at December 31, 2008. The decrease in total assets was represented primarily by decreases in available- for-sale securities of $140.4 million, or 4.6%, and decreases in loans of $78.7 million, or 1.1%.

Securities

Total securities were $2.9 billion, or 25.8%, of total assets at March 31, 2009, compared with $3.1 billion, or 26.6%, of total assets at December 31, 2008.

The net unrealized gains on securities available-for-sale, which represents the difference between fair value and amortized cost, totaled $36.2 million at March 31, 2009, compared to net unrealized gains of $40.3 million at year-end 2008. Net unrealized gains/losses in the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax, as part of total stockholders’ equity.

The average taxable-equivalent yield on securities available-for-sale decreased 80 basis points to 4.41% for the three months ended March 31, 2009, compared with 5.21% for the same period a year ago, as securities were sold, matured, prepaid, or were called and proceeds were reinvested at lower interest rates.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale, as of March 31, 2009, and December 31, 2008:

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury entities	$5,487	$24	$—	$5,511
U.S. government sponsored entities	831,095	1,572	343	832,324
State and municipal securities	20,052	169	27	20,194
Mortgage-backed securities	1,869,948	47,478	3,869	1,913,557
Collateralized mortgage obligations	169,276	952	5,803	164,425
Asset-backed securities	413	—	93	320
Corporate bonds	10,246	—	3,882	6,364
Preferred stock of government sponsored entities	701	71	—	772

Total	$2,907,218	$50,266	$14,017	$2,943,467

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. treasury securities	$10,510	$35	$—	$10,545
U.S. government sponsored entities	764,341	1,641	—	765,982
State and municipal securities	23,059	214	37	23,236
Mortgage-backed securities	2,029,265	53,476	5,278	2,077,463
Collateralized mortgage obligations	179,939	462	7,523	172,878
Asset-backed securities	423	—	63	360
Corporate bonds	35,246	—	2,676	32,570
Preferred stock of government sponsored entities	783	—	—	783

Total	$3,043,566	$55,828	$15,577	$3,083,817

The following table summarizes the scheduled maturities by security type of securities available-for-sale, as of March 31, 2009:

	March 31, 2009
	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total
	(In thousands)
Maturity Distribution:
U.S. Treasury entities	$501	$5,010	$—	$—	$5,511
U.S. government sponsored entities	2,036	360,766	469,522	—	832,324
State and municipal securities	1,204	10,445	6,106	2,439	20,194
Mortgage-backed securities (1)	28	191,040	283,454	1,439,034	1,913,556
Collateralized mortgage obligations (1)	—	—	120,964	43,461	164,425
Asset-backed securities (1)	—	—	—	320	320
Corporate bonds	—	235	—	6,129	6,364
Preferred stock of government sponsored entities (2)	—	—	—	773	773

Total	$3,769	$567,496	$880,046	$1,492,156	$2,943,467

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	These is no stated maturity for equity securities.

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

Between 2002 and 2004, the Company purchased a number of mortgage-backed securities and collateralized mortgage obligations comprised of interests in non-agency guaranteed residential mortgages. At March 31, 2009, the remaining par value was $15.2 million for these mortgage-backed securities with unrealized losses of $3.7 million and $145.5 million for collateralized mortgage obligations with unrealized losses of $5.5 million. The remaining par value of these securities totaled $160.7 million which represents 5.5% of the fair value of the Company’s securities available-for-sale and 1.5% of the Company’s total assets. At March 31, 2009, the unrealized loss for these securities totaled $9.2 million which represented 5.7% of the par amount of these non-agency guaranteed residential mortgages and resulted from increases in credit spreads subsequent to the date that these securities were purchased. Based on the Company’s analysis at March 31, 2009, there was no “other-than-temporary” impairment in these securities due to the low loan to value ratio for the loans underlying these securities, the credit support provided by junior tranches of these securitizations, and the continued AAA rating of these securities. The Company has the ability and intent to hold the securities, including the non-agency collateralized mortgage obligations securities discussed above with unrealized losses of $9.2 million for a period of time sufficient for a recovery of cost for those issues with unrealized losses.

The Company’s unrealized loss on investments in corporate bonds relates to two investments in bonds of financial institutions in the amounts of $10 million and $250,000, all of which were investment grade at the date of acquisition and as of March 31, 2009. The unrealized losses were primarily caused by the widening of credit spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. Therefore, it is expected that these debentures would not be settled at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider its investments in corporate bonds to be other-than-temporarily impaired at March 31, 2009.

The temporarily impaired securities represent 6.4% of the fair value of securities available-for-sale as of March 31, 2009. Unrealized losses for securities with unrealized losses for less than twelve months represent 6.6%, and securities with unrealized losses for twelve months or more represent 7.1% of the historical cost of these securities and generally resulted from increases in interest rates subsequent to the date that these securities were purchased. All of these securities are investment grade as of March 31, 2009. At March 31, 2009, 44 issues of securities had unrealized losses for 12 months or longer and 21 issues of securities had unrealized losses of less than 12 months. The table below shows the fair value, unrealized losses, and number of issuances as of March 31, 2009, of the temporarily impaired securities in the Company’s available-for-sale securities portfolio:

Temporarily Impaired Securities as of March 31, 2009

	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(In thousands, except no. of issuances)
Description of securities
U.S. government sponsored entities	49,565	344	1	—	—	—	49,565	344	1
State and municipal securities	852	1	2	1,092	26	2	1,944	27	4
Mortgage-backed securities	5,076	109	15	13,423	3,759	12	18,499	3,868	27
Collateralized mortgage obligations	—	—	—	112,355	5,803	27	112,355	5,803	27
Asset-backed securities	—	—	—	320	93	2	320	93	2
Corporate bonds	6,129	3,867	3	235	15	1	6,364	3,882	4

Total	$61,622	$4,321	21	$127,425	$9,696	44	$189,047	$14,017	65

Loans

Total gross loans decreased $78.7 million, or 1.1%, to $7.4 billion as of March 31, 2009, from $7.5 billion as of December 31, 2008, primarily due to decreases in commercial loans. As a result of a weak economy, declines in trade finance caused decreases in commercial loans in the first quarter of 2009.

Commercial loans decreased $76.6 million, or 4.7%, to $1.5 billion at March 31, 2009, compared to $1.6 billion at year-end 2008. At March 31, 2009, commercial mortgage loans represented approximately 55.8% of the Bank’s gross loans compared to 55.3% at year-end 2008.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	March 31, 2009	% of Gross Loans	December 31, 2008	% of Gross Loans	% Change
Type of Loans
Commercial	$1,543,876	20.9%	$1,620,438	21.7%	-4.7%
Residential mortgage	627,121	8.5	622,741	8.3	0.7
Commercial mortgage	4,124,512	55.8	4,132,850	55.3	(0.2)
Equity lines	178,418	2.4	168,756	2.3	5.7
Real estate construction	903,191	12.2	913,168	12.2	(1.1)
Installment	14,531	0.2	11,340	0.2	28.1
Other	1,988	0.0	3,075	0.0	(35.3)

Gross loans and leases	$7,393,637	100%	$7,472,368	100%	-1.1%

Allowance for loan losses	(132,393)		(122,093)		8.4
Unamortized deferred loan fees	(9,958)		(10,094)		(1.3)

Total loans and leases, net	$7,251,286		$7,340,181		-1.2%

Asset Quality Review

Non-performing Assets

Non-performing assets to gross loans and other real estate owned was 3.94% at March 31, 2009, compared to 3.34% at December 31, 2008. Total non-performing assets increased $42.2 million, or 16.8%, to $294.0 million at March 31, 2009, compared with $251.8 million at December 31, 2008, primarily due to a $40.0 million, or 22.1%, increase in non-accrual loans and a $3.9 million, or 6.4%, increase in OREO offset by a $1.7 million decrease in loans past due 90 days or more.

The following table sets forth the breakdown of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	March 31, 2009	December 31, 2008	% Change
Non-performing assets
Accruing loans past due 90 days or more	$5,013	$6,733	(26)
Non-accrual loans:
Construction -residential	123,473	100,169	23
Construction -non-residential	18,545	22,012	(16)
Land	17,902	12,608	42
Commercial real estate,excluding land	30,723	19,733	56
Commercial	24,357	20,904	17
Residential mortgage	6,224	5,776	8

Total non-accrual loans:	$221,224	$181,202	22

Total non-performing loans	226,237	187,935	20
Other real estate owned and other assets	67,799	63,892	6

Total non-performing assets	$294,036	$251,827	17

Troubled debt restructurings	$4,037	$924	337

Total gross loans outstanding, at period-end	$7,393,637	$7,472,368	(1)
Non-performing assets as a percentage of gross loans and OREO	3.94%	3.34%

Non-accrual Loans

At March 31, 2009, total non-accrual loans of $221.2 million increased $40.0 million, or 22.1% from $181.2 million at December 31, 2008. At March 31, 2009, non-accrual loans were comprised of twenty-seven construction loans totaling $142.0 million, thirty-four commercial real estate loans totaling $30.7 million, seventeen land loans totaling $17.9 million, thirty-six commercial loans totaling $24.4 million, and twenty-one residential mortgage loans totaling $6.2 million.

The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	March 31, 2009		December 31, 2008
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/ multi-family residence	$139,646	$518	$117,393	$230
Commercial real estate	38,047	1,395	30,297	715
Land	19,174	—	12,608	—
Personal property (UCC)	—	20,519	—	18,993
Secured by time deposits	—	1,864	—	—
Unsecured	—	61	—	966

Total	$196,867	$24,357	$160,298	$20,904

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

The following table presents non-accrual loans by type of businesses in which the borrowers are engaged, as of the dates indicated:

	March 31, 2009		December 31, 2008
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$187,506	$1,260	$151,170	$4,878
Wholesale/Retail	2,763	16,642	2,684	9,252
Food/Restaurant	917	5,715	817	5,642
Import/Export	—	740	—	1,132
Other	5,681	—	5,627	—

Total	$196,867	$24,357	$160,298	$20,904

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

In addition to the non-accrual loans above, a borrower with an outstanding loan balance of $47.6 million filed for bankruptcy in March 2009. While the loan is 59 days past due at March 31, 2009, management believes that the value of the underlying real estate collateral is sufficient for a full collection of principal and interest.

Other Real Estate Owned

At March 31, 2009, net carrying value of other real estate owned increased $3.9 million, or 6.4%, to $64.9 million from $61.0 million at December 31, 2008. At March 31, 2009, OREO by state was comprised of fourteen properties of $34.2 million, or 52.7%, in California, nine properties of $27.5 million, or 42.4%, in Texas, and four properties of $3.2 million, or 4.9%, in all other states. At March 31, 2009, OREO by type was comprised of primarily twelve residential properties of $29.5 million, or 45.5%, seven retail stores and shopping centers of $18.0 million, or 27.7%, and six residential-zoned lands of $15.2 million, or 23.4%.

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

Troubled debt restructurings, excluding those on non-accrual status, was comprised of five loans totaling $4.0 million at March 31, 2009, an increase of $3.1 million, compared to three loans totaling $924,000 at December 31, 2008.

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

The Company identified impaired loans with a recorded investment of $221.7 million at March 31, 2009, compared with $181.2 million at year-end 2008, an increase of $40.5 million, or 22.4%. The Company considers all non-accrual loans to be impaired. The following table presents impaired loans and the related allowance, as of the dates indicated:

	At March 31, 2009	At December 31, 2008
	(In thousands)
Balance of impaired loans with no allocated allowance	$136,248	$79,852
Balance of impaired loans with an allocated allowance	85,498	101,350

Total recorded investment in impaired loans	$221,746	$181,202

Amount of the allowance allocated to impaired loans	$22,109	$28,538

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

There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of March 31, 2009, and as of December 31, 2008.

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

The allowance for loan losses was $132.4 million and the allowance for off-balance sheet unfunded credit commitments was $6.0 million at March 31, 2009, and represented the amount that the Company believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio. The allowance for credit losses, the sum of allowance for loan losses and for off-balance sheet unfunded credit commitments, was $138.4 million at March 31, 2009, compared to $129.4 million at December 31, 2008, an increase of $9.0 million, or 6.9%. The allowance for credit losses represented 1.87% of period-end gross loans and 61.2% of non-performing loans at March 31, 2009. The comparable ratios were 1.73% of period-end gross loans and 68.9% of non-performing loans at December 31, 2008. The following table sets forth information relating to the allowance for credit losses for the periods indicated:

	For the three months ended March 31, 2009	For the year ended December 31, 2008
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$122,093	$64,983
Provision for credit losses	47,000	106,700
Transfers from (to) reserve for off-balance sheet credit commitments	1,318	(2,756)
Charge-offs :
Commercial loans	(11,078)	(12,932)
Construction loans	(23,400)	(20,653)
Real estate loans	(1,361)	(5,291)
Real estate land loans	(2,377)	(9,553)
Installment loans and other loans	—	(254)

Total charge-offs	(38,216)	(48,683)
Recoveries:
Commercial loans	198	1,750
Construction loans	—	83
Installment loans and other loans	—	16

Total recoveries	198	1,849

Balance at end of period	$132,393	$122,093

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$7,332	$4,576
Provision (reversal) for credit losses/transfers	(1,318)	2,756

Balance at end of period	$6,014	$7,332

Average loans outstanding during period ended	$7,459,092	$7,214,689
Total gross loans outstanding, at period-end	$7,393,637	$7,472,368
Total non-performing loans, at period-end	$226,237	$187,935
Ratio of net charge-offs to average loans outstanding during the period	2.07%	0.65%
Provision for credit losses to average loans outstanding during the period	2.56%	1.48%
Allowance for credit losses to non-performing loans at period-end	61.18%	68.87%
Allowance for credit losses to gross loans at period-end	1.87%	1.73%

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

With these methodologies, a general allowance is for those loans internally classified and risk graded Pass, Minimally Acceptable, Special Mention, Substandard, Doubtful, or Loss based on historical losses in the portfolio. Additionally, the Bank’s management allocates a specific allowance for “Impaired Credits,” in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

	March 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans
Type of Loans:
Commercial loans	$44,232	21.4%	$44,508	21.7%
Residential mortgage loans	3,716	10.7	2,678	10.2
Commercial mortgage loans	46,228	55.3	35,060	55.7
Real estate construction loans	38,192	12.3	39,820	12.1
Installment loans	25	0.2	27	0.2
Other loans	—	0.1	—	0.1

Total	$132,393	100%	$122,093	100%

The decrease in the allowance allocated to commercial loans from $44.5 million at year-end 2008 to $44.2 million is due to decrease in commercial impaired loans as a result of the charge-off of impaired loans during the first quarter of 2009. At March 31, 2009, thirty-six commercial loans totaling $24.4 million were on non-accrual status and no commercial loans was past due 90 days and still accruing interest. At December 31, 2008, thirty five commercial loans totaling $20.9 million were on non-accrual status and no commercial loans was past due 90 days and still accruing interest. Commercial loans comprised 11.2% of impaired loans and 11.0% of non-accrual loans at March 31, 2009, compared to 11.5% of impaired loans, and 11.5% of non-accrual loans at December 31, 2008.

The allowance allocated to commercial mortgage loans increased from $35.1 million at December 31, 2008, to $46.2 million at March 31, 2009, was due to increases in loans risk graded Substandard due in part to the deteriorating economy. The overall allowance of total commercial mortgage loans was 1.1% for the first quarter ended March 31, 2009, and 0.8% for the year ended December 31, 2008. At March 31, 2009, thirty-four commercial mortgage loans totaling $30.7 million were on non-accrual status and one commercial mortgage loan of $5.0 million was past due 90 days and still accruing interest. At December 31, 2008, thirty commercial mortgage loans totaling $32.3 million were on non-accrual status and one commercial mortgage loan of $4.1 million was past due 90 days and still accruing interest. Commercial mortgage loans comprised 13.9% of impaired loans, 13.9% of non-accrual loans, and 100% of loans over 90 days still on accrual status at March 31, 2009, compared to 17.8% of impaired loans, 17.8% of non-accrual loans, and 60.9% of loans over 90 days still on accrual status at December 31, 2008.

The allowance allocated for construction loans decreased $1.6 million to $38.2 million, or 4.2%, of construction loans at March 31, 2009, compared to $39.8 million, or 4.4%, of construction loans at December 31, 2008, primarily due to charge-offs of impaired loans during the first quarter of 2009. At March 31, 2009, twenty-seven construction loans totaling $142.0 million were on non-accrual status and no construction loan was past due 90 days and still accruing interest. Construction loans comprised 64.0% of impaired loans, 64.2% of non-accrual loans, and zero percent of loans over 90 days still on accrual status at March 31, 2009, compared to 67.4% of impaired loans, 67.4% of non-accrual loans, and 39.1% of loans over 90 days still on accrual status at December 31, 2008.

The allowance allocated to residential mortgage loans and equity lines increased $1.0 million, to $3.7 million at March 31, 2009, from $2.7 million at December 31, 2008, due to increases in impairment reserves.

Deposits

Total deposits were $7.3 billion at March 31, 2009, an increase of $428.7 million, or 6.3%, from $6.8 billion at December 31, 2008, primarily due to increases of $140.7 million, or 21.3%, in money market accounts, increases of $113.0 million, or 6.9%, in time deposits under $100,000 and increases of $114.7 million, or 3.6%, in time deposits of $100,000 or more. Non-interest-bearing demand deposits, interest-bearing demand deposits, and savings deposits comprised 29.8% of total deposits at March 31, 2009, time deposit accounts of less than $100,000 comprised 24.2% of total deposits, while the remaining 46.0% was comprised of time deposit accounts of $100,000 or more.

The following table displays the deposit mix as of the dates indicated:

	March 31, 2009	% of Total	December 31, 2008	% of Total
	(Dollars in thousands)
Deposits
Non-interest-bearing demand	$767,072	10.6%	$730,433	10.7%
NOW	273,917	3.8	257,234	3.8
Money market	800,196	11.0	659,454	9.6
Savings	323,204	4.4	316,263	4.6
Time deposits under $100,000	1,757,403	24.2	1,644,407	24.1
Time deposits of $100,000 or more	3,343,675	46.0	3,228,945	47.2

Total deposits	$7,265,467	100.0%	$6,836,736	100.0%

At March 31, 2009, brokered deposits which are included in time deposits under $100,000 increased $61.8 million, or 6.2%, to $1.05 billion, from $989.3 million at December 31, 2008.

Borrowings

Borrowings include Federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and other borrowings from financial institutions.

Federal funds purchased were $7.0 million with a rate of 0.25% as of March 31, 2009, compared to $52.0 million with a weighted average rate of 0.26% as of December 31, 2008.

Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 4.07% at March 31, 2009, compared to $1.6 billion with a weighted average rate of 3.95% at December 31, 2008. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million are with initial fixed rates ranging from 1.00% and 3.50% with initial fixed rate terms ranging from six months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. In addition, there were $9.0 million in short-term securities sold under agreements to repurchase that mature in April 2009.

At March 31, 2009, included in long-term transactions are twenty-seven repurchase agreements totaling $1.4 billion that were callable but which had not been called. Ten fixed-to-floating rate repurchase agreements of $50.0 million each have variable interest rates currently at a range from 3.50% to 3.75% maximum rate until their final maturities in the second half of 2014 for $400 million and in January 2015 for $100 million. Four floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates ranging from 4.89% to 5.07%, until their final maturities in January 2017. Ten floating-to-fixed rate repurchase agreements totaled $550.0 million have fixed interest rates ranging from 4.29% to 4.78%, until their final maturities in 2014. Two floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates at 4.75% and 4.79%, until their final maturities in 2011. One floating-to-fixed rate repurchase agreement of $50.0 million has a fixed interest rate at 4.83% until its final maturity in 2012.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.7 billion as of March 31, 2009, and $1.7 billion as of December 31, 2008.

Total advances from the FHLB of San Francisco decreased $520.0 million to $929.4 million at March 31, 2009 from $1.45 billion at December 31, 2008. Non-puttable advances totaled $229.4 million with a weighted rate of 4.76% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at March 31, 2009. The FHLB has the right to terminate the puttable transaction at par at each three-month anniversary after the first puttable date. FHLB advances of $400.0 million at a weighted average rate of 4.32% were puttable as of March 31, 2009. The remaining puttable FHLB advances of $300.0 million at a weighted average rate of 4.56% are puttable at the second anniversary date in 2009.

Long-term Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt has a maturity term of 10 years, is unsecured and bears interest at a rate of three month LIBOR plus 110 basis points, payable on a quarterly basis. At March 31, 2009, the per annum interest rate on the subordinated debt was 2.32% compared to 2.56% at December 31, 2008. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp. The five special purpose trusts are considered variable interest entities under FIN 46R. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company. At March 31, 2009, junior subordinated debt securities totaled $121.1 million with a weighted average interest rate of 3.45% compared to $121.1 million with a weighted average rate of 4.02% at December 31, 2008. The junior subordinated debt securities have a stated maturity term of 30 years and are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of March 31, 2009. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$5,009,474	$91,062	$537	$5	$5,101,078
Federal funds purchased	7,000	—	—	—	7,000
Securities sold under agreements to repurchase (1)	9,000	150,000	250,000	1,150,000	1,559,000
Advances from the Federal Home Loan Bank (2)	—	629,362	300,000	—	929,362
Other borrowings	10,000	—	—	19,474	29,474
Long-term debt	—	—	—	171,136	171,136
Operating leases	5,752	8,277	6,044	2,710	22,783

Total contractual obligations and other commitments	$5,041,226	$878,701	$556,581	$1,343,325	$7,819,833

(1)	These repurchase agreements have a final maturity of 5-year, 7-year and 10-year from origination date but are callable on a quarterly basis after six months, one year, or 18 months for the 7-year term and one year for the 5-year and 10-year term.
(2)	FHLB advances of $700.0 million that mature in 2012 have a callable option. On a quarterly basis, $300.0 million are callable at the first anniversary date and $400.0 million are callable at the second anniversary date.

Capital Resources

Total equity of $1.3 billion at March 31, 2009, increased by $1.4 million, compared to $1.3 billion at December 31, 2008. The following table summarizes the activity in total equity:

(In thousands)	Three months ended March 31, 2009
Net income	$10,237
Proceeds from shares issued to the Dividend Reinvestment Plan	584
Proceeds from exercise of stock options	14
Tax short-fall from stock-based compensation expense	(114)
Share-based compensation	1,458
Changes in other comprehensive income	(2,319)
Preferred stock registration fees	(25)
Preferred stock dividends	(3,225)
Cash dividends paid to common stockholders	(5,198)

Net increase in total equity	$1,412

On November 2007, the Company announced that its Board of Directors had approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock. No shares were purchased in 2008 and during the first three months of 2009. At March 31, 2009, 622,500 shares remain under the Company’s November 2007 repurchase program.

The Company declared a cash dividend of 10.5 cents per share for distribution in January 2009 on 49,508,250 shares outstanding and 8 cents per share for distribution in May 2009 on 49,535,723 shares outstanding. Total cash dividends paid in 2009, including the $4.0 million paid in May, amounted to $9.2 million. In light of continued troubled economic conditions, the Company will carefully review future dividends in light of the earnings of the most recently quarter and the regulatory guidance as to the payment of dividends.

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

The Bancorp established five special purpose trusts for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp. The junior subordinated debt of $121.1 million as of March 31, 2009, were included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of March 31, 2009. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 6.0%, total risk-based ratio equal to or greater than 10.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Bancorp’s and the Bank’s capital and leverage ratios as of March 31, 2009, and December 31, 2008:

	Cathay General Bancorp				Cathay Bank
	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Tier 1 capital (to risk-weighted assets)	$1,063,546	12.50	$1,058,751	12.12	$1,025,964	12.08	$1,012,164	11.60
Tier 1 capital minimum requirement	340,209	4.00	349,462	4.00	339,820	4.00	349,053	4.00

Excess	$723,337	8.50	$709,289	8.12	$686,144	8.08	$663,111	7.60

Total capital (to risk-weighted assets)	$1,219,894	14.34	$1,217,795	13.94	$1,182,588	13.92	$1,171,494	13.42
Total capital minimum requirement	680,418	8.00	698,924	8.00	679,640	8.00	698,105	8.00

Excess	$539,476	6.34	$518,871	5.94	$502,948	5.92	$473,389	5.42

Tier 1 capital (to average assets) – Leverage ratio	$1,063,546	9.65	$1,058,751	9.79	$1,025,964	9.33	$1,012,164	9.38
Minimum leverage requirement	440,642	4.00	432,453	4.00	440,044	4.00	431,840	4.00

Excess	$622,904	5.65	$626,298	5.79	$585,920	5.33	$580,324	5.38

Risk-weighted assets	$8,505,222		$8,736,555		$8,495,506		$8,726,316
Total average assets (1)	$11,016,041		$10,811,335		$11,001,094		$10,796,005

(1)	The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments,” although both the Company and its banking subsidiary meet all applicable regulatory capital requirements and remain well capitalized, the Company is participating in the TARP Capital Purchase Program.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”). At March 31, 2009, our liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was at 24.9% compared to 23.4% same as year-end 2008.

To supplement its liquidity needs, the Bank maintains a total credit line of $192.0 million for federal funds with four correspondent banks, and master agreements with brokerage firms for the sale of securities subject to repurchase. The Bank is also a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of March 31, 2009, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.6 billion. The total credit outstanding with the FHLB of San Francisco at March 31, 2009, was $929.4 million. These borrowings are secured by loans and securities. The Bank has pledged a portion of its commercial and real estate loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. At March 31, 2009, the borrowing capacity under the Borrower-in-Custody program was $481 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities available-for-sale. At March 31, 2009, investment securities available-for-sale at fair value and trading securities totaled $3.19 billion, with $2.88 billion pledged as collateral for borrowings and other commitments. The remaining $310 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 98% of the Company’s time deposits mature within one year or less as of March 31, 2009. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

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

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of March 31, 2009:

	Net Interest Income Volatility (1)	Market Value of Equity Volatility (2)
Change in Interest Rate (Basis Points)	March 31, 2009	March 31, 2009
+200	-7.8	-3.7
+100	-4.6	-0.2
-100	6.3	8.6
-200	8.8	11.2
_______________
(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There is no material change from risk factors as previously disclosed in the registrant’s 2008 Annual Report on Form 10-K in response to Item 1A in Part I of Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2009 - January 31, 2009)	0	$0	0	622,500
Month #2 (February 1, 2009 - February 28, 2009)	0	$0	0	622,500
Month #3 (March 1, 2009 - March 31, 2009)	0	$0	0	622,500
Total	0	$0	0	622,500

On November 2007, the Company announced that its Board of Directors had approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock. No shares were purchased during 2008 or the first three months of 2009. At March 31, 2009, 622,500 shares remain under the Company’s November 2007 repurchase program.

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

Cathay General Bancorp (Registrant)

Date: May 8, 2009	By:	/s/ Dunson K. Cheng
Dunson K. Cheng
Chairman, President, and Chief Executive Officer

Date: May 8, 2009	By:	/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and Chief Financial Officer