Form 10-Q
period 2009-06-30
CATHAY GENERAL BANCORP
filed 2009-08-07
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Common stock, $.01 par value, 49,575,813 shares outstanding as of July 31, 2009.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

2ND QUARTER 2009 REPORT ON FORM 10-Q

Forward-Looking Statements

In this quarterly Report on Form 10-Q, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “shall”, “should,” “will,” “predicts,” “potential,” “continue,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

•	significant volatility and deterioration in the credit and financial markets; and adverse changes in general economic conditions;

•	the effects of the Emergency Economic Stabilization Act, the American Recovery and Reinvestment Act, and the Troubled Asset Relief Program (TARP) and any changes or amendments thereto;

•	deterioration in asset or credit quality;

•	the availability of capital;

•	the impact of any goodwill impairment that may be determined;

•	acquisitions of other banks, if any;

•	fluctuations in interest rates;

•	the soundness of other financial institutions;

•	expansion into new market areas;

•	earthquakes, wildfires, or other natural disasters;

•	competitive pressures;

•	changes in laws, regulations, and accounting rules, or their interpretations; any legislative, judicial, or regulatory actions and developments against us; and

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$104,273	$84,818
Federal funds sold	33,000	—

Cash and cash equivalents	137,273	84,818
Short-term investments	49,032	25,000
Securities purchased under agreements to resell	—	201,000
Securities available-for-sale (amortized cost of $3,179,360 in 2009 and $3,043,566 in 2008)	3,159,380	3,083,817
Trading securities	75,334	12
Loans	7,254,264	7,472,368
Less: Allowance for loan losses	(169,551)	(122,093)
Unamortized deferred loan fees	(9,495)	(10,094)

Loans, net	7,075,218	7,340,181
Federal Home Loan Bank stock	71,791	71,791
Other real estate owned, net	70,838	61,015
Investments in affordable housing partnerships, net	99,674	103,562
Premises and equipment, net	107,987	104,107
Customers’ liability on acceptances	26,398	39,117
Accrued interest receivable	41,495	43,603
Goodwill	319,468	319,557
Other intangible assets	26,094	29,246
Other assets	136,207	75,813

Total assets	$11,396,189	$11,582,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$764,553	$730,433
Interest-bearing accounts:
NOW accounts	286,893	257,234
Money market accounts	917,472	659,454
Saving accounts	330,981	316,263
Time deposits under $100,000	1,356,647	1,644,407
Time deposits of $100,000 or more	3,723,509	3,228,945

Total deposits	7,380,055	6,836,736

Federal funds purchased	—	52,000
Securities sold under agreements to repurchase	1,557,000	1,610,000
Advances from the Federal Home Loan Bank	929,362	1,449,362
Other borrowings from financial institutions	—	—
Other borrowings for affordable housing investments	19,390	19,500
Long-term debt	171,136	171,136
Acceptances outstanding	26,398	39,117
Other liabilities	72,751	103,401

Total liabilities	10,156,092	10,281,252

Commitments and contigencies	—	—

Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, 258,000 issued and outstanding in 2009 and in 2008	242,242	240,554
Common stock, $0.01 par value; 100,000,000 shares authorized, 53,780,633 issued and 49,573,068 outstanding at June 30, 2009 and 53,715,815 issued and 49,508,250 outstanding at December 31, 2008	538	537
Additional paid-in-capital	512,298	508,613
Accumulated other comprehensive (loss)/income, net	(11,580)	23,327
Retained earnings	613,835	645,592
Treasury stock, at cost (4,207,565 shares in 2009 and in 2008)	(125,736)	(125,736)

Total Cathay General Bancorp stockholders’ equity	1,231,597	1,292,887
Noncontrolling Interest	8,500	8,500

Total equity	1,240,097	1,301,387

Total liabilities and equity	$11,396,189	$11,582,639

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable, including loan fees	$98,650	$110,850	$202,644	$227,875
Investment securities- taxable	30,321	28,426	62,515	56,932
Investment securities- nontaxable	207	324	453	690
Federal Home Loan Bank stock	—	928	—	1,681
Agency preferred stock	—	592	—	1,308
Federal funds sold and securities purchased under agreements to resell	1	2,915	1,303	9,395
Deposits with banks	73	27	131	481

Total interest and dividend income	129,252	144,062	267,046	298,362

INTEREST EXPENSE
Time deposits of $100,000 or more	21,876	28,304	45,113	60,172
Other deposits	13,459	15,184	29,574	32,419
Securities sold under agreements to repurchase	16,036	14,917	31,972	29,542
Advances from Federal Home Loan Bank	10,552	11,323	21,117	23,444
Long-term debt	1,319	2,010	2,824	4,859
Short-term borrowings	13	210	24	622

Total interest expense	63,255	71,948	130,624	151,058

Net interest income before provision for credit losses	65,997	72,114	136,422	147,304
Provision for credit losses	93,000	20,500	140,000	28,000

Net interest income after provision for credit losses	(27,003)	51,614	(3,578)	119,304

NON-INTEREST INCOME
Securities gains, net	26,938	2,333	49,436	2,333
Letters of credit commissions	1,033	1,376	2,009	2,816
Depository service fees	1,269	1,175	2,668	2,447
Other operating income	3,194	4,291	5,982	8,103

Total non-interest income	32,434	9,175	60,095	15,699

NON-INTEREST EXPENSE
Salaries and employee benefits	15,073	16,408	31,959	34,267
Occupancy expense	4,006	3,242	8,127	6,525
Computer and equipment expense	1,990	1,932	3,886	4,176
Professional services expense	3,360	3,095	6,327	5,480
FDIC and State assessments	8,054	1,545	10,908	1,836
Marketing expense	456	848	1,484	1,865
Other real estate owned expense	13,873	641	16,015	624
Operations of affordable housing investments , net	2,150	1,696	3,848	2,521
Amortization of core deposit intangibles	1,689	1,722	3,400	3,474
Other operating expense	3,355	2,475	5,575	4,641

Total non-interest expense	54,006	33,604	91,529	65,409

(Loss)/income before income tax (benefit)/expense	(48,575)	27,185	(35,012)	69,594
Income tax (benefit)/expense	(24,055)	7,804	(20,880)	22,763

Net (loss)/income	(24,520)	19,381	(14,132)	46,831
Less: net income attributable to noncontrolling interest	(150)	(150)	(301)	(301)

Net (loss)/income attributable to Cathay General Bancorp	(24,670)	19,231	(14,433)	46,530
Dividends on preferred stock	(4,083)	—	(8,163)	—

Net (loss)/income available to common stockholders	(28,753)	19,231	(22,596)	46,530

Other comprehensive loss , net of tax
Unrealized holding losses arising during the period	(21,263)	(20,427)	(14,124)	(12,273)
Less: reclassification adjustments included in net income	11,325	6,016	20,783	6,180

Total other comprehensive loss, net of tax	(32,588)	(26,443)	(34,907)	(18,453)

Total comprehensive (loss)/income	$(61,341)	$(7,212)	$(57,503)	$28,077

Net (loss)/income per common share:
Basic	$(0.58)	$0.39	$(0.46)	$0.94
Diluted	$(0.58)	$0.39	$(0.46)	$0.94

Cash dividends paid per common share	$0.080	$0.105	$0.185	$0.210
Basic average common shares outstanding	49,554,696	49,389,522	49,543,084	49,367,903
Diluted average common shares outstanding	49,557,514	49,429,348	49,549,323	49,480,439

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2009	2008
	(In thousands)
Cash Flows from Operating Activities
Net (loss)/income attributable to Cathay General Bancorp	$(14,433)	$46,530
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	140,000	28,000
Provision for losses on other real estate owned	15,502	—
Deferred tax benefit	(29,757)	(10,632)
Depreciation	3,838	2,139
Net gains on sale of other real estate owned	(1,151)	—
Net gains on sale of loans held for sale	(401)	(87)
Proceeds from sale of loans held for sale	14,149	1,919
Originations of loans held for sale	(2,664)	(1,814)
Increase in trading securities, net	(75,240)	—
FHLB Stock Dividends	—	(1,681)
Write-downs on venture capital investments	941	—
Write-downs on impaired securities	82	5,830
Gain on sales and calls of securities	(49,518)	(8,163)
Decrease in fair value of warrants	—	26
Amortization of security premiums, net	863	841
Amortization of intangibles	3,428	3,538
Excess tax short-fall from share-based payment arrangements	131	237
Stock based compensation expense	2,798	3,838
Gain on sale of premises and equipment	—	(21)
Decrease in accrued interest receivable	2,108	7,047
Decrease in income tax payable	(12,491)	(2,383)
Increase in other assets, net	(3,383)	(835)
Increase in other liabilities	(9,584)	10,698

Net cash provided by operating activities	(14,782)	85,027

Cash Flows from Investing Activities
Increase in short-term investments	(24,032)	(4,130)
Decrease in long-term investment	—	50,000
Decrease in securities purchased under agreements to resell	201,000	366,100
Purchase of investment securities available-for-sale	(941,055)	(1,503,846)
Proceeds from maturity and call of investment securities available-for-sale	878,794	757,496
Proceeds from sale of investment securities available-for-sale	—	59,756
Purchase of mortgage-backed securities available-for-sale	(2,085,224)	(337,007)
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	2,060,263	807,564
Redemption of Federal Home Loan Bank stock	—	1,575
Net decrease/(increase) in loans	82,595	(665,174)
Purchase of premises and equipment	(7,718)	(12,179)
Proceeds from sales of premises and equipment	—	21
Proceeds from sale of other real estate owned	8,339	—
Net increase in investment in affordable housing	(9,030)	(6,254)

Net cash used in investing activities	163,932	(486,078)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts, money market and saving deposits	336,515	116,473
Net increase/(decrease) in time deposits	206,804	347,202
Net (decrease)/increase in federal funds purchased and securities sold under agreement to repurchase	(105,000)	198,975
Advances from Federal Home Loan Bank	816,000	1,823,533
Repayment of Federal Home Loan Bank borrowings	(1,336,000)	(2,082,000)
Cash dividends	(9,161)	(10,366)
Dividend paid and Accretion of Discount on Preferred Stock	(6,751)	—
Proceeds from other borrowings	16,452	20,629
Repayment of other borrowings	(16,452)	(18,930)
Proceeds from shares issued to Dividend Reinvestment Plan	1,015	1,249
Proceeds from exercise of stock options	14	356
Excess tax short-fall from share-based payment arrangements	(131)	(237)

Net cash provided by financing activities	(96,695)	396,884

Decrease in cash and cash equivalents	52,455	(4,167)
Cash and cash equivalents, beginning of the period	84,818	118,437

Cash and cash equivalents, end of the period	$137,273	$114,270

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$136,729	$159,352
Income taxes	$24,686	$35,229
Non-cash investing and financing activities:
Net change in unrealized holding loss on securities available-for-sale, net of tax	$(34,411)	$(18,453)
Adjustment to initially apply EITF 06-4	$—	$(147)
Adjustment to initially apply SFAS No. 160	$8,500	$—
Transfers to other real estate owned	$31,281	$12,560

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (the “Bancorp”) is the holding company for Cathay Bank (the “Bank”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of June 30, 2009, the Bank operates twenty branches in Southern California, eleven branches in Northern California, eight branches in New York State, three branches in Illinois, three branches in Washington State, two branches Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Acquisitions and Investments

We continue to look for opportunities to expand the Bank’s branch network by seeking new branch locations and/or by acquiring other financial institutions to diversify our customer base in order to compete for new deposits and loans, and to be able to serve our customers more effectively.

For each acquisition, we develop an integration plan for the consolidated company that addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The established plans are evaluated regularly during the integration process and modified as required. Merger and integration expenses are summarized in the following primary categories: (i) severance and employee-related charges; (ii) system conversion and integration costs, including contract termination charges; (iii) asset write-downs, lease termination costs for abandoned space and other facilities-related costs; and (iv) other charges. Other charges include investment banking fees, legal fees, other professional fees relating to due diligence activities and expenses associated with preparation of securities filings, as appropriate. These costs are included in the allocation of the purchase price at the acquisition date based on our formal integration plans.

As of June 30, 2009, goodwill was $319.5 million compared to $319.6 million at December 31, 2008. Merger-related lease liability was $394,000 at June 30, 2009 and $424,000 at December 31, 2008.

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

The preparation of the consolidated financial statements in accordance with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The most significant estimate subject to change relates to the allowance for loan losses, goodwill impairment, and other-than-temporary impairment.

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

In April 2009, the FASB issued Staff Position (FSP) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability and identifying transactions that are not orderly. In those circumstances, further analysis and significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. This FSP reaffirms fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. SFAS 157-4 was effective for the Company on June 15, 2009. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. See Note 16- “Fair Value Measurements” for more information.

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

In April 2009, the FASB issued Statement No. 107-1, “Interim Disclosure about Fair Value of Financial Instruments.” SFAS 107-1 requires publicly traded companies to disclose the fair value of financial instruments within the scope SFAS 107 in interim financial statements, in addition to annual statements. Publicly traded companies also shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. SFAS 107-1 was effective for the Company on June 15, 2009. The adoption of SFAS 107-1 did not have a significant impact on the Company’s financial statements.

In April 2009, the FASB also issued Statement No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” SFAS 115-2 changes the requirements for recognizing other-than-temporary impairment (OTTI) for debt securities. SFAS 115-2 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an entity must recognize an OTTI. OTTI is separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. An entity determines the impairment related to credit losses by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. OTTI related to the credit loss is then recognized in earnings. OTTI related to all other factors is recognized in other comprehensive income. OTTI not related to the credit loss for a held-to-maturity security should be recognized separately in a new category of other comprehensive income and amortized over the remaining life of the debt security as an increase in the carrying value of the security only when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its remaining amortized cost basis. SFAS 115-2 expands and increases the frequency of existing disclosures about OTTI for debt and equity securities. The Company adopted SFAS 115-2 effective as of June 15, 2009. No cumulative effect on this adoption of SFAS 115-2 was recorded because the Company had not previously recorded any other-than-temporary impairment related to the credit loss associated with available-for-sale debt securities that the Company owned. The adoption of SFAS 115-2 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events.” SFAS 165 applies to the accounting for and disclosure of subsequent events, but will not result in significant changes in practice. Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. There are two types of subsequent events- recognized subsequent events and non-recognized subsequent events. An entity shall recognize in the financial statements the effects of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, a recognized subsequent event. An entity shall not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance but arose after that date, a non-recognized subsequent event. SFAS 165 is effective for annual financial statements covering the first fiscal year ending after June 15, 2009. Adoption of SFAS 165 did not have a significant impact on the Company’s consolidated financial statements. The Company has evaluated subsequent events through August 7, 2009, the date these consolidated financial statements were issued.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140.” SFAS 166 removes the concept of a qualifying special-purpose entity and the provisions for guaranteed mortgage securitizations in earlier FASB pronouncements. A transferor should account for the transfer as a sale only if it transfers an entire financial asset and surrenders control over the entire transferred assets in accordance with the conditions in SFAS 166. SFAS limits the circumstances in which a financial asset should be derecognized. SFAS 166 is effective for annual financial statements covering the first fiscal year ending after November 15, 2009. The Company does not expect a material impact on its consolidated financial statements from adoption of SFAS 166.

Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” was also issued in June 2009. SFAS 167 eliminates the quantitative approach previously required under FIN 46(R) for determining whether an entity is a variable interest entity. SFAS 167 requires an entity to perform an ongoing assessments to determine whether an entity is the primarily beneficiary of a variable interest entity. The ongoing assessments identify the power to direct the activities of a variable interest entity, the obligation to absorb losses of the entity and the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 is effective for annual financial statements covering the first fiscal year ending after November 15, 2009. The Company does not expect a material impact on its consolidated financial statements from adoption of SFAS 167.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of FASB Statement No. 162. SFAS 168 is to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. New standards issued after the Codification’s release will serve to update the Codification and will be referred to as Accounting Standards Updates (“ASUs”). SFAS 168 will be effective September 15, 2009. Financial statements for interim and annual periods ended after September 15, 2009, shall use Codification references, not legacy GAAP references. The Company does not expect a material impact on its consolidated financial statements from adoption of SFAS 168.

5. Earnings/losses per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock that then shared in earnings. Potential dilution is excluded from computation of diluted per-share amounts when a net loss from operation exists.

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth basic and diluted earnings per share calculations and the average shares of stock options with anti-dilutive effect:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except share and per share data)	2009	2008	2009	2008
Net (loss)/income attributable to Cathay General Bancorp	$(24,670)	$19,231	$(14,433)	$46,530
Dividends on preferred stock	(4,083)	—	(8,163)	—

Net (loss)/income available to common stockholders	$(28,753)	$19,231	$(22,596)	$46,530

Weighted-average shares:
Basic weighted-average number of common shares outstanding	49,554,696	49,389,522	49,543,084	49,367,903
Dilutive effect of weighted-average outstanding common shares equivalents
Stock Options	—	39,826	—	112,129
Restricted Stock	—	—	—	407

Diluted weighted-average number of common shares outstanding	49,554,696	49,429,348	49,543,084	49,480,439

Average shares of stock options and warrants with anti-dilutive effect	7,002,913	4,795,057	7,005,026	4,237,868

(losses)/Earnings per share:
Basic	$(0.58)	$0.39	$(0.46)	$0.94
Diluted	$(0.58)	$0.39	$(0.46)	$0.94

6. Stock-Based Compensation

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis. In May 2005, the shareholders of the Company approved the 2005 Incentive Plan which provides that 3,131,854 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, or as restricted stock, or as restricted stock units. In conjunction with the approval of the 2005 Incentive Plan, the Bancorp agreed to cease granting awards under the Equity Incentive Plan. As of June 30, 2009, the only options granted by the Company under the 2005 Incentive Plan were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except options granted to the Chief Executive Officer of the Company for 100,000 shares granted on February 21,

2008, of which 50% were vested on February 21, 2009, and the remaining 50% would vest on February 21, 2010. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. Stock options are typically granted in the first quarter of the year. There were no options granted during the first six months of 2009. In February 21, 2008, the Company granted options of 689,200 shares and restricted stock units of 82,291 shares to selected bank officers and non-employee directors. The Company expects to issue new shares to satisfy stock option exercises and the vesting of restricted stock units.

Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date for those options expected to vest, and is recognized as an expense over the vesting period of the grant. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Based on SAB 107 and SAB 110, the Company has estimated the expected life of the options based on the average of the contractual period and the vesting period and has consistently applied the simplified method to all options granted starting from 2005. Option compensation expense totaled $1.3 million for the three months ended June 30, 2009, and $1.8 million for the three months ended June 30, 2008. For the six months ended June 30, option compensation expense totaled $2.6 million for 2009 and $3.4 million for 2008. Stock-based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $7.5 million at June 30, 2009, and is expected to be recognized over the next 2.2 years.

The weighted average per share fair value on the date of grant of the options granted was $6.86 during the first quarter of 2008. There were no options granted in the first six months of 2009. The Company estimated the expected life of the options based on the average of the contractual period and the vesting period. The fair value of stock options has been determined using the Black-Scholes option pricing model with the following assumptions:

Six months ended
June 30, 2008
Expected life- number of years	6.4
Risk-free interest rate	3.09%
Volatility	30.04%
Dividend yield	1.80%

No stock options were exercised during the second quarter of 2009 and during the second quarter of 2008. Cash received from exercises of stock options totaled $14,000 from the exercise of stock options on 1,280 shares during the six months ended June 30, 2009, and $356,000 from the exercise of 18,906 shares during the six months ended June 30, 2008. The fair value of stock options vested during the second quarter of 2009 was $100,000 compared to $108,000 for the second quarter of 2008. The table below summarizes stock option activity for the periods indicated:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2008	5,206,374	$27.72	5.6	$6,220

Granted	—	—
Forfeited	(7,956)	31.10
Exercised	(1,280)	10.63

Balance at March 31, 2009	5,197,138	$27.72	5.3	$—

Granted	—	—
Forfeited	(5,438)	34.15
Exercised	—	—

Balance at June 30, 2009	5,191,700	$27.71	5.1	$—

Exercisable at June 30, 2009	4,253,298	$27.34	4.5	$—

At June 30, 2009, 1,587,228 shares were available under the Company’s 2005 Incentive Plan for future grants.

In addition to stock options above, in February 2008, the Company also granted restricted stock units on 82,291 shares of the Company’s common stock to its eligible employees. On the date of granting of these restricted stock units, the closing price of the Company’s stock was $23.37 per share. Such restricted stock units have a maximum term of five years and vest in approximately 20% annual increments subject to employees’ continued employment with the Company. On February 21, 2009, restricted stock units of 15,828 shares were vested at the closing price of $8.94 per share. Among the 15,828 restricted stock units, 2,865 shares were cancelled immediately for employees who elected to satisfy income tax withholding amounts through cancellation of restricted stock units. Common stock shares of 12,963 were issued and outstanding as of February 21, 2009. The following table presents information relating to the restricted stock units grant as of June 30, 2009:

Units
Balance at December 31, 2008	79,537
Vested	(12,963)
Cancelled or forfeited	(4,913)

Balance at June 30, 2009	61,661

The compensation expense recorded related to the restricted stock units above was $82,000 for the three months ended June 30, 2009, and $82,000 for the three months ended June 30, 2008. For the six months ended June 30, compensation expense recorded was $163,000 in 2009 and $109,000 in 2008. Unrecognized stock-based compensation expense related to restricted stock units was $1.2 million at June 30, 2009, and is expected to be recognized over the next 3.6 years.

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

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Short-fall of tax deductions in excess of grant-date fair value	$(17)	$(11)	$(131)	$(237)
Benefit of tax deductions on grant-date fair value	17	11	134	282

Total benefit of tax deductions	$—	$—	$3	$45

7. Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are usually collateralized by U.S. government agency and mortgage-backed securities. The counter-parties to these agreements are nationally recognized investment banking firms that meet credit requirements of the Company and with whom a master repurchase agreement has been duly executed. As of December 31, 2008, the Company had four resale agreements of $201.0 million outstanding at an annualized weighted average interest rate of 5.39%. During the first quarter of 2009, one resale agreement of $51.0 million matured in January 2009 and three long-term resale agreements of $150.0 million were called in February 2009. As of June 30, 2009, the Company has no resale agreements outstanding.

For those securities obtained under the resale agreements, the collateral is either held by a third party custodian or by the counter-party and is segregated under written agreements that recognize the Company’s interest in the securities. Interest income associated with securities purchased under resale agreements was zero for the second quarter of 2009 and $1.3 million for the first six months of 2009 and $2.8 million for the second quarter of 2008 and $9.2 million for the first six months of 2008.

8. Securities

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale, as of June 30, 2009, and December 31, 2008:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury entities	$4,988	$15	$—	$5,003
U.S. government sponsored entities	860,797	860	1,760	859,897
State and municipal securities	17,581	135	42	17,674
Mortgage-backed securities	2,141,569	7,049	18,671	2,129,947
Collateralized mortgage obligations	141,332	314	5,393	136,253
Asset-backed securities	361	—	86	275
Corporate bonds	10,246	—	2,342	7,904
Preferred stock of government sponsored entities	701	796	—	1,497
Other equity securities	1,785	—	855	930

Total	$3,179,360	$9,169	$29,149	$3,159,380

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. treasury securities	$10,510	$35	$—	$10,545
U.S. government sponsored entities	764,341	1,641	—	765,982
State and municipal securities	23,059	214	37	23,236
Mortgage-backed securities	2,029,265	53,476	5,278	2,077,463
Collateralized mortgage obligations	179,939	462	7,523	172,878
Asset-backed securities	423	—	63	360
Corporate bonds	35,246	—	2,676	32,570
Preferred stock of government sponsored entities	783	—	—	783

Total	$3,043,566	$55,828	$15,577	$3,083,817

Realized gains or losses on sales of securities available-for-sale are recorded using the specific identification method.

The amortized cost and fair value of debt securities available-for-sale at December 31, 2008, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$2,621	$2,643
Due after one year through five years	346,091	343,334
Due after five years through ten years	815,185	816,597
Due after ten years (1)	2,012,977	1,994,379

Total	$3,176,874	$3,156,953

Proceeds from sales, calls, and repayments of securities available-for-sale were $2.9 billion during the first six month on 2009 compared to $1.6 billion during the same period a year ago, and were $1.2 billion during the second quarter of 2009 compared to $960.4 million during the same quarter a year ago. Gains of $49.5 million and no losses were realized on sales and calls of securities available-for-sale for the first six months of 2009 compared with $8.2 million in gains and $5.8 million in losses realized for the same period a year ago. Gains of $26.9 million and no losses were realized on sales and calls of securities available-for-sale for the second quarter of 2009 compared with $8.2 million in gains and $5.8 million in losses realized for the same quarter a year ago.

Between 2002 and 2004, the Company purchased a number of mortgage-backed securities and collateralized mortgage obligations comprised of interests in non-agency guaranteed residential mortgages. At June 30, 2009, the remaining par value was $14.5 million for these mortgage-backed securities with unrealized losses of $2.3 million and $133.3 million for collateralized mortgage obligations with unrealized losses of $5.4 million. The remaining par value of these securities totaled $147.8 million which represents 4.7% of the fair value of the Company’s securities available-for-sale and 1.3% of the Company’s total assets. At June 30, 2009, the unrealized loss for these securities totaled $7.7 million which represented 5.2% of the par amount of these non-agency guaranteed residential mortgages and resulted from increases in credit spreads subsequent to the date that these securities were purchased. Based on the Company’s analysis at June 30, 2009, there was no “other-than-temporary” impairment in these securities due to the low loan to value ratio for the loans underlying these securities, the credit support provided by junior tranches of these securitizations, and the continued AAA rating for all but four issues of these securities. The Company’s analysis also indicated the continued full ultimate collection of principal and interest for the four issues that were no longer rated AAA.

The Company’s unrealized loss on investments in corporate bonds relates to two investments in bonds of financial institutions in the amounts of $10 million and $250,000, all of which were investment grade at the date of acquisition and as of June 30, 2009. The unrealized losses were primarily caused by the widening of credit spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. Therefore, it is expected that these debentures would not be settled at a price less than the amortized cost of the investment.

SFAS 115-2 changes the requirements for recognizing other-than-temporary impairment (OTTI) for debt securities. SFAS 115-2 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The Company has no intent to sell and will not be required to sell available-for-sale securities that decline below their cost before their anticipated recovery. At June 30, 2009, there was no other-than-temporary impairment related to credit losses to be recognized in earnings. Other-than-temporary impairment related to all other factors was recognized in other comprehensive income.

The temporarily impaired securities represent 68.2% of the fair value of securities available-for-sale as of June 30, 2009. Unrealized losses for securities with unrealized losses for less than twelve months represent 0.9%, and securities with unrealized losses for twelve months or more represent 6.3% of the historical cost of these securities and generally resulted from increases in interest rates subsequent to the date that these securities were purchased. All of these securities are investment grade as of June 30, 2009. At June 30, 2009, 48 issues of securities had unrealized losses for 12 months or longer and 55 issues of securities had unrealized losses of less than 12 months. The table below shows the fair value, unrealized losses, and number of issuances as of June 30, 2009, of the temporarily impaired securities in the Company’s available-for-sale securities portfolio:

Temporarily Impaired Securities as of June 30, 2009

	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(In thousands, except no. of issuances)
Description of securities
U.S. government sponsored entities	382,912	1,760	9	—	—	—	382,912	1,760	9
State and municipal securities	345	8	1	1,081	34	2	1,426	42	3
Mortgage-backed securities	1,618,239	16,381	44	1,789	35	9	1,620,028	16,416	53
Non-agency mortgage-backed securities	—	—	—	12,160	2,255	3	12,160	2,255	3
Collateralized mortgage obligations	—	—	—	128,339	5,393	28	128,339	5,393	28
Asset-backed securities	—	—	—	274	86	2	274	86	2
Corporate bonds	—	—	—	7,904	2,342	4	7,904	2,342	4
Equity securities	930	855	1	—	—	—	930	855	1

Total	$2,002,426	$19,004	55	$151,547	$10,145	48	$2,153,973	$29,149	103

On June 19, 2009, the Company securitized $13.9 million real estate mortgage loans through Federal Home Loan Mortgage Corporation (“FHLMC”) and recognized mortgage servicing assets of $139,000 for the servicing rights it retained. On June 26, 2009, the Company sold all of the resulting securities of $13.9 million and recognized gains on sale of securities of $492,000. Prior to June 2009, the Company had no securitization transactions.

9. Investments in Affordable Housing

The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. The Company’s investments in these partnerships were $99.7 million at June 30, 2009, and $103.6 million at December 31, 2008. At June 30, 2009 and December 31, 2008, six of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s consolidated financial statements increased total assets and liabilities by $23.1 million at June 30, 2009, and by $22.8 million at December 31, 2008. Other borrowings for affordable housing limited partnerships were $19.4 million at June 30, 2009 and $19.5 million at December 31, 2008; recourse is limited to the assets of the limited partnerships. Unfunded commitments for affordable housing limited partnerships of $13.2 million as of June 30, 2009, and $22.1 million as of December 31, 2008 were recorded under other liabilities.

10. Commitments and Contingencies

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

(In thousands)	At June 30, 2009	At December 31, 2008
Commitments to extend credit	$1,712,963	$2,047,985
Standby letters of credit	62,955	79,423
Other letters of credit	62,491	66,220
Bill of lading guarantees	58	493

Total	$1,838,467	$2,194,121

As of June 30, 2009, $13.2 million unfunded commitments for affordable housing investments were recorded under other liabilities compared to $22.1 million at December 31, 2008.

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

11. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 4.07% at June 30, 2009, compared to $1.6 billion with a weighted average rate of 3.95% at December 31, 2008. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million are with initial fixed rates ranging from 1.00% and 3.50% with initial fixed rate terms ranging from six months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. In addition, there were $7.0 million in short-term securities sold under agreements to repurchase that mature in July 2009.

At June 30, 2009, included in long-term transactions are twenty-eight repurchase agreements totaling $1.5 billion that were callable but which had not been called. Eleven fixed-to-floating rate repurchase agreements of $50.0 million each have variable interest rates currently at a range from 3.50% to 3.75% maximum rate until their final maturities in the second half of 2014 for $450 million and in January 2015 for $100 million. Four floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates ranging from 4.89% to 5.07%, until their final maturities in January 2017. Ten floating-to-fixed rate repurchase agreements totaled $550.0 million have fixed interest rates ranging from 4.29% to 4.78%, until their final maturities in 2014. Two floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates at 4.75% and 4.79%, until their final maturities in 2011. One floating-to-fixed rate repurchase agreement of $50.0 million has fixed interest rate at 4.83% until its final maturity in 2012.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.8 billion as of June 30, 2009, and $1.7 billion as of December 31, 2008.

12. Advances from the Federal Home Loan Bank

Total advances from the FHLB of San Francisco decreased $520.0 million to $929.4 million at June 30, 2009 from $1.45 billion at December 31, 2008. Non-puttable advances totaled $229.4 million with a weighted rate of 4.76% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at June 30, 2009. The FHLB has the right to terminate the puttable transaction at par at each three-month anniversary after the first puttable date. As of June 30, 2009, all puttable FHLB advances were puttable but none had been put.

13. Subordinated Note and Junior Subordinated Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt has a maturity term of 10 years, is unsecured and bears interest at a rate of three month LIBOR plus 110 basis points, payable on a quarterly basis. At June 30, 2009, the per annum interest rate on the subordinated debt was 1.70% compared to 2.56% at December 31, 2008. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp. The five special purpose trusts are considered variable interest entities under FIN 46R. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company. At June 30, 2009, junior subordinated debt securities totaled $121.1 million with a weighted average interest rate of 2.78%

compared to $121.1 million with a weighted average rate of 4.02% at December 31, 2008. The junior subordinated debt securities have a stated maturity term of 30 years and are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

14. Income Taxes and Implementation of FASB Interpretation No. 48

The income tax benefit totaled $20.9 million, or effective tax benefit rate of 59.6% for the first six months of 2009 compared to income tax expense of $22.8 million, or effective tax rate of 32.7%, for the same period a year ago. Income tax benefit/expense results in effective tax rates that differ from the statutory Federal income tax rate for the periods indicated as follows:

	Six Months Ended June 30,
	2009		2008
	(In thousands)
Tax provision at Federal statutory rate	$(12,254)	35.0%	$24,361	35.0%
State income taxes, net of Federal income tax benefit	(2,593)	7.4	3,817	5.4
Interest on obligations of state and political subdivisions, which are exempt from Federal taxation	(155)	0.4	(235)	(0.3)
Low income housing tax credit	(5,468)	15.6	(4,618)	(6.6)
Other, net	(410)	1.2	(562)	(0.8)

Total income tax (benefit)/expense	$(20,880)	59.6%	$22,763	32.7%

As previously disclosed, on December 31, 2003, the California Franchise Tax Board (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). While the Company continues to believe that the tax benefits recorded in 2000, 2001, and 2002 with respect to its regulated investment company were appropriate and fully defensible under California law, the Company participated in Option 2 of the Voluntary Compliance Initiative of the Franchise Tax Board, and paid all California taxes and interest on these disputed 2000 through 2002 tax benefits, and at the same time filed a claim for refund for these years while avoiding certain potential penalties. The Company expects to resolve the California tax audits of its 2000 through 2002 tax years without any additional accruals.

In May 2009, the Company filed amended California tax returns for tax years 2003 through 2007. The Company paid California income tax of $5.5 million and interest of $1.2 million, substantially all of which had previously been recorded as unrecognized tax benefits.

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense. The Company had approximately $1.4 million of accrued interest and penalties as of June 30, 2009 and $1.9 million of accrued interest and penalties as of December 31, 2008.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2005 and by the Franchise Tax Board of the State of California back to 2000. The Company is currently under audit by the California Franchise Tax Board for the years 2000 to 2004.

15. Stock Repurchase Program

On November 2007, the Company announced that its Board of Directors had approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock. No shares were purchased in 2008 and during the first six months of 2009. At June 30, 2009, 622,500 shares remain under the Company’s November 2007 repurchase program.

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

The Company uses the following methodologies to measure the fair value of its financial assets on a recurring basis:

Securities available for sale. For certain actively traded agency preferred stocks and U.S. Treasury securities, the Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement. The Company also measures securities by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement. This category generally includes U.S. Government agency securities, state and municipal securities, mortgage-backed securities (“MBS”), commercial MBS, collateralized mortgage obligations, asset-backed securities and corporate bonds.

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

Equity investment. The Company records equity investment at fair value on a nonrecurring basis. However, from time to time, nonrecurring fair value adjustments to equity investment are recorded based on quoted market prices in active exchange market at the reporting date, a Level 1 measurement.

Warrants. The Company measures the fair value of warrants based on unobservable inputs based on assumption and management judgment, a Level 3 measurement.

Foreign Exchange Contracts. The Company measures the fair value of foreign exchange contracts based on dealer quotes on a recurring basis, a Level 2 measurement.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring and non-recurring basis at June 30, 2009:

	Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets
On a Recurring Basis
Securities available-for-sale
U.S. Treasury entities	$5,003	$—	$—	$5,003
U.S. government sponsored entities	—	859,897	—	859,897
State and municipal securities	—	17,674	—	17,674
Mortgage-backed securities	—	2,129,947	—	2,129,947
Collateralized mortgage obligations	—	136,253	—	136,253
Asset-backed securities	—	275	—	275
Corporate bonds	—	7,904	—	7,904
Preferred stock of government sponsored entities	—	1,497	—	1,497
Other equity securities	930	—	—	930

Total securities available-for-sale	5,933	3,153,447	—	3,159,380
Trading securities	75,334	—	—	75,334
Warrants	—	—	124	124
Foreign exchange contracts	—	8,336	—	8,336
On a Non-recurring Basis
Impaired loans	—	142,416	17,750	160,166
Other real estate owned (1)	—	69,675	5,385	75,060
Equity investment	827	—	—	827

Total assets	$82,094	$3,373,874	$23,259	$3,479,227

Liabilities
On a Recurring Basis
Foreign exchange contracts	$—	$496	$—	$496

Total liabilities	$—	$496	$—	$496

(1)	Other real estate owned balance of $70.8 million in the consolidated balance sheet is net of estimated disposal costs.

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $124,000 at June 30, 2009, compared to $122,000 at December 31, 2008. The fair value adjustment of $2,000 was included in other operating income in 2009.

17. Fair Value of Financial Instruments

The Company uses following methods and assumptions to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents. For cash and cash equivalents, the carrying amount was assumed to be a reasonable estimate of fair value.

Short-term Investments. For short-term investments, the carrying amount was assumed to be a reasonable estimate of fair value.

Securities purchased under agreements to resell The fair value of the agreements to resell is based on dealer quotes.

Securities. For securities including securities held-to-maturity, available-for-sale and for trading, fair values were based on quoted market prices at the reporting date. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities or dealer quotes.

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

Fair Value of Financial Instruments

	As of June 30, 2009		As of December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$104,273	$104,273	$84,818	$84,818
Federal funds sold	33,000	33,000	—	—
Short-term investments	49,032	49,032	25,000	25,000
Securities purchased under agreements to resell	—	—	201,000	198,435
Securities available-for-sale	3,159,380	3,159,380	3,083,817	3,083,817
Trading securities	75,334	75,334	12	12
Loans, net	7,075,218	7,084,354	7,340,181	7,348,316
Investment in Federal Home Loan Bank Stock	71,791	71,791	71,791	71,791
Financial Liabilities
Deposits	7,380,055	7,396,560	6,836,736	6,861,412
Federal funds purchased	—	—	52,000	52,000
Securities sold under agreement to repurchase	1,557,000	1,704,975	1,610,000	1,785,725
Advances from Federal Home Loan Bank	929,362	992,991	1,449,362	1,523,718
Other borrowings	19,360	19,360	19,500	19,500
Long-term debt	171,136	59,342	171,136	91,496

	As of June 30, 2009		As of December 31, 2008
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,712,963	$(2,263)	$2,047,985	$(3,089)
Standby letters of credit	62,955	(242)	79,423	(417)
Other letters of credit	62,491	(35)	66,220	(38)
Bill of lading guarantees	58	(1)	493	(2)

18. Goodwill and Goodwill Impairment

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

As a result of ongoing volatility in the financial services industry, the Company’s market capitalization decreased to a level below book value as of June 30, 2009. The Company engaged an independent valuation firm to compute the fair value estimates of each reporting unit as part of its impairment assessment. The independent valuation utilized two separate valuation methodologies and applied a weighted average to each methodology in order to determine fair value for each reporting unit.

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

The valuation as of June 30, 2009, indicated that the fair value for the Retail Banking and East Coast Operations, the only two reporting units with allocated goodwill, exceeded their carrying amounts. Consequently, no goodwill impairment charge was recorded as of June 30, 2009. While management uses the best information available to estimate future performance for each reporting unit, future adjustments to management’s projections may be necessary if conditions differ substantially from the assumptions used in making the estimates.

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

HIGHLIGHTS

•

Second quarter net loss was $24.7 million compared to a net income of $10.2 million for the first quarter of 2009, and compared to net income of $19.2 million in the same quarter a year ago. Second quarter net loss attributable to common stockholders was $28.8 million, which was after the deduction of $4.1 million for dividends on preferred stock, compared to net income available to common stockholders of $6.2 million for the first quarter of 2009.

•

Loss per share was $0.58 for the second quarter, compared to diluted earnings per share of $0.12 in the first quarter of 2009, and compared to diluted earnings per share of $0.39 in the same quarter a year ago.

•

Total allowance for credit losses to total loans at June 30, 2009 strengthened to 2.42% from 1.87% at March 31, 2009, with a provision for credit losses of $93.0 million compared to $47.0 million in the first quarter of 2009, and compared to $20.5 million the same quarter a year ago.

•	Capital ratios remain strong with a total capital ratio of 14.09% which is substantially higher than the 10% total capital ratio for well-capitalized status.

•	Results indicated the Company and the Bank would remain well capitalized for regulatory purposes under a simulated stress test economic scenario.

Income Statement Review

Net Income

Net loss for the second quarter of 2009 was $24.7 million and net loss to common stockholders was $28.8 million, or $0.58 per share, compared to net income of $19.2 million and net income available to common stockholders of $19.2 million, or $0.39 per diluted share for the same quarter a year ago. Return on average assets was negative 0.87% and return on average stockholders’ equity was negative 7.66% for the second quarter of 2009 compared with a return on average assets of 0.73% and a return on average stockholders’ equity of 7.66% for the second quarter of 2008.

Financial Performance

	Second Quarter 2009	Second Quarter 2008
Net (loss)/income	$(24.7) million	$19.2 million
Net (loss)/income available to common stockholders	$(28.8) million	$19.2 million
(Loss)/basic earnings per share	$(0.58)	$0.39
(Loss)/ diluted earnings per share	$(0.58)	$0.39
Return on average assets	-0.87%	0.73%
Return on average total stockholders’ equity	-7.66%	7.66%
Efficiency ratio	54.87%	41.34%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses decreased to $66.0 million during the second quarter of 2009, a decline of $6.1 million, or 8.5%, compared to the $72.1 million during the same quarter a year ago. The decrease was due primarily to the larger decline in earning asset yields compared to rates paid for securities sold under agreements to repurchase and other borrowings.

The net interest margin, on a fully taxable-equivalent basis, was 2.49% for the second quarter of 2009. The net interest margin decreased 20 basis points from 2.69% in the first quarter of 2009, of which 14 basis points was due to higher levels of nonaccrual loans, and decreased 45 basis points from 2.94% in the second quarter of 2008. The decrease in net interest income from the prior year primarily resulted from increases in non-accrual loans and the increase in the borrowing rate on our long term repurchase agreements and other borrowed funds compared to the decreases in the prime rate. The majority of our variable rate loans contain interest rate floors, which help limit the impact of the recent decreases of the prime interest rate.

For the second quarter of 2009, the yield on average interest-earning assets was 4.88% on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities equaled 2.75%, and the cost of interest bearing deposits was 2.18%. In comparison, for the second quarter of 2008, the yield on average interest-earning assets was 5.86%, cost of funds on average interest-bearing liabilities equaled 3.34%, and the cost of interest bearing deposits was 3.03%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, decreased 39 basis points to 2.13% for the second quarter ended June 30, 2009, from 2.52% for the same quarter a year ago, primarily due to the reasons discussed above.

The cost of deposits, including demand deposits, decreased 32 basis points to 1.95% in the second quarter of 2009 compared to 2.27% in the first quarter of 2009 due primarily to growth in core deposits and decreased 72 basis points from 2.67% in the same quarter a year ago due partly to decrease in market rates and partly to growth in core deposits.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Three months ended June 30,	2009			2008
Taxable-equivalent basis (Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest Earning Assets
Commercial loans	$1,495,672	$17,333	4.65%	$1,524,313	$20,436	5.39%
Residential mortgage	813,330	10,644	5.23	718,525	10,210	5.68
Commercial mortgage	4,121,568	61,277	5.96	4,004,076	66,591	6.69
Real estate construction loans	890,501	9,195	4.14	851,136	13,354	6.31
Other loans and leases	21,029	201	3.83	24,478	259	4.26

Total loans and leases (1)	7,342,100	98,650	5.39	7,122,528	110,850	6.26
Taxable securities	3,158,632	30,321	3.85	2,475,628	28,426	4.62
Tax-exempt securities (3)	19,315	318	6.60	60,781	1,313	8.69
Federal Home Loan Bank Stock	71,791	—	—	65,879	928	5.67
Interest bearing deposits	37,363	73	0.78	5,188	27	2.09
Federal funds sold & securities purchased under agreements to resell	3,989	1	0.10	177,445	2,915	6.61

Total interest-earning assets	10,633,190	129,363	4.88	9,907,449	144,459	5.86

Non-interest earning assets
Cash and due from banks	119,353			82,581
Other non-earning assets	787,198			655,057

Total non-interest earning assets	906,551			737,638
Less: Allowance for loan losses	(144,983)			(73,568)
Deferred loan fees	(9,511)			(10,396)

Total assets	$11,385,247			$10,561,123

Interest bearing liabilities:
Interest bearing demand accounts	$278,944	$288	0.41	$253,559	$365	0.58
Money market accounts	834,063	3,250	1.56	738,206	3,226	1.76
Savings accounts	328,274	175	0.21	337,512	275	0.33
Time deposits	5,064,471	31,622	2.50	4,452,317	39,622	3.58

Total interest-bearing deposits	6,505,752	35,335	2.18	5,781,594	43,488	3.03

Federal funds purchased	16,747	11	0.26	37,720	210	2.24
Securities sold under agreements to repurchase	1,559,302	16,036	4.12	1,551,571	14,917	3.87
Other borrowings	962,405	10,554	4.40	1,134,448	11,323	4.01
Long-term debt	171,136	1,319	3.09	171,136	2,010	4.72

Total interest-bearing liabilities	9,215,342	63,255	2.75	8,676,469	71,948	3.34

Non-interest bearing liabilities
Demand deposits	749,573			764,270
Other liabilities	120,314			102,421
Total equity	1,300,018			1,017,963

Total liabilities and equity	$11,385,247			$10,561,123

Net interest spread (4)			2.13%			2.52%

Net interest income (4)		$66,108			$72,511

Net interest margin (4)			2.49%			2.94%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Three months ended June 30, 2009-2008 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-Earning Assets:
Loans and leases	3,411	(15,611)	(12,200)
Taxable securities	7,113	(5,218)	1,895
Tax-exempt securities (2)	(736)	(259)	(995)
Federal Home Loan Bank Stock	77	(1,005)	(928)
Deposits with other banks	73	(27)	46
Federal funds sold and securities purchased under agreements to resell	(1,452)	(1,462)	(2,914)

Total increase in interest income	8,486	(23,582)	(15,096)

Interest-Bearing Liabilities:
Interest bearing demand accounts	34	(111)	(77)
Money market accounts	401	(377)	24
Savings accounts	(7)	(93)	(100)
Time deposits	5,002	(13,002)	(8,000)
Federal funds purchased	(77)	(122)	(199)
Securities sold under agreements to repurchase	78	1,041	1,119
Other borrowed funds	(1,808)	1,039	(769)
Long-term debts	—	(691)	(691)

Total increase in interest expense	3,623	(12,316)	(8,693)

Changes in net interest income	$4,863	$(11,266)	$(6,403)

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Provision for Loan Losses

The provision for credit losses was $93.0 million for the second quarter of 2009 compared to $47.0 million for the first quarter of 2009 and compared to $20.5 million in the second quarter of 2008. During the second quarter of 2009, in light of the continued deterioration in the economy and the increases in nonaccrual loans and chargeoffs, we shortened the period used in the migration analysis from five years to four years to better reflect the impact of the most recent chargeoffs, we increased the general allowance to reflect the higher loan delinquency trends, the weaker national and local economy and the increased difficulty in assigning loan grades, and we also applied the environmental factors described above to loans rated Minimally Acceptable, Special Mention and Substandard. The provision for credit losses was based on the review of the adequacy of the allowance for loan losses at June 30, 2009. The provision for credit losses represents the charge against current operations that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio. The following table summarizes the charge-offs and recoveries for the periods as indicated:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2009	2008	2009	2008
Charge-offs:
Commercial loans	$11,087	$1,870	$22,165	$2,121
Construction loans- residential	27,893	879	44,070	5,009
Construction loans- other	2,884	—	10,107	—
Real estate loans	13,095	207	14,456	382
Real estate- land loans	1,357	—	3,734	339
Installment and other loans	4	—	4	—

Total charge-offs	56,320	2,956	94,536	7,851

Recoveries:
Commercial loans	106	380	304	567
Construction loans- residential	174	83	174	83
Construction loans- other	1	—	1	—
Real estate- land loans	1	—	1	—
Installment and other loans	17	8	17	12

Total recoveries	299	471	497	662

Net Charge-offs	$56,021	$2,485	$94,039	$7,189

Total charge-offs of $56.3 million for the second quarter of 2009 included $18.7 million of charge-offs on fourteen multi-family residential construction loans, $9.2 million of charge-offs on four single family residential construction loans, $2.9 million of charge-offs on commercial property construction loans, $10.6 million of charge-offs on commercial real estate loans, $11.1 million on commercial loans, $2.4 million charge-offs on residential mortgage loans, and $1.4 million of charge-offs on land loans. Net loan charge-offs increased from $38.0 million in the first quarter of 2009 to $56.0 million in the second quarter of 2009 and compared to $2.5 million in the second quarter of last year as a result of the continuing weak economy.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $32.4 million for the second quarter of 2009, an increase of $23.2 million compared to the non-interest income of $9.2 million for the second quarter of 2008. The increase in non-interest income was primarily due to increases in net gains on sale of available-for-sale securities of $24.6 million. Offsetting the increase were primarily a $1.2 million decrease in gains from foreign currency and exchange transactions and a $343,000 decrease in letters of credit commissions.

Non-Interest Expense

Non-interest expense increased $20.4 million, or 60.7%, to $54.0 million in the second quarter of 2009 compared to $33.6 million in the same quarter a year ago. The efficiency ratio was 54.87% in the second quarter of 2009 compared to 41.34% for the same period a year ago due to increases in other real estate owned (“OREO”) expense and Federal Deposit Insurance Corporation (“FDIC”) and State assessments.

OREO expense increased $13.2 million to $13.9 million in the second quarter of 2009 from $641,000 in the same quarter a year ago primarily due to a $13.9 million provision for OREO write-down and a $591,000 increase in OREO expense offset by a $1.2 million gain on the sale of OREO.

FDIC and State assessments increased $6.6 million to $8.1 million in the second quarter of 2009 from $1.5 million in the same quarter a year ago of which $5.2 million was from the special assessment based on total assets as of June 30, 2009. Occupancy expense increased $764,000 primarily due to increases in depreciation expense of $770,000 primarily related to our new administrative offices at 9650 Flair Drive, El Monte which opened in January 2009, which were partially offset by lower rental expense of $218,000. Professional service expense increased $265,000, or 8.6%, primarily due to increases in legal expenses and collection expenses. Expense from operations of affordable housing investments increased $454,000 to $2.2 million compared to $1.7 million in the same quarter a year ago as a result of additional investments in affordable housing projects. Other operating expenses increased $880,000 primarily due to a $983,000 charge for closure of two branches.

Offsetting the above described increases were decreases of $1.3 million in salaries and employee benefits and decreases of $392,000 in marketing expense. Salaries and employee benefits decreased primarily due to a $650,000 decrease in bonus accruals and a $492,000 decrease in option compensation expense.

Income Taxes

The effective tax rate was 28.9% for the second quarter of 2008 and 27.9% for the full year 2008. The income tax benefit for the second quarter of 2009 resulted from the pretax loss for the quarter and the utilization of low income housing tax credits.

Year-to-Date Income Statement Review

Net loss was $14.4 million, a $60.9 million, or 131%, decrease compared to net income of $46.5 million for the same period a year ago. Loss attributable to common stockholders per share was $0.46 compared to $0.94 earnings attributable to common stockholders per diluted share for the same period a year ago due primarily to increases in the provision for loan losses, lower net interest income and higher provision for OREO write-downs. The net interest margin for the six months ended June 30, 2009, decreased 46 basis points to 2.59% compared to 3.05% for the same period a year ago.

Return on average stockholders’ equity was negative 2.25% and return on average assets was negative 0.26% for the six months ended June 30, 2009, compared to a return on average stockholders’ equity of 9.32% and a return on average assets of 0.90% for the same period of 2008. The efficiency ratio for the six months ended June 30, 2009 was 46.58% compared to 40.13% for the same period a year ago.

The average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rates, the net interest spread and the net interest margins are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Six months ended June 30,	2009			2008
Taxable-equivalent basis (Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest Earning Assets
Commercial loans	$1,546,953	$36,086	4.70%	$1,504,179	$44,695	5.98%
Residential mortgage	804,590	21,265	5.29	696,717	20,307	5.83
Commercial mortgage	4,124,139	125,716	6.15	3,906,774	133,763	6.89
Real estate construction loans	903,426	19,169	4.28	830,603	28,519	6.90
Other loans and leases	21,165	408	3.89	25,291	591	4.70

Total loans and leases (1)	7,400,273	202,644	5.52	6,963,564	227,875	6.58
Taxable securities	3,065,184	62,515	4.11	2,364,324	56,932	4.84
Tax-exempt securities (3)	21,071	697	6.67	64,125	2,862	8.98
Federal Home Loan Bank stock	71,791	—	—	65,816	1,681	5.14
Interest bearing deposits	31,214	131	0.85	15,062	481	6.42
Federal funds sold & securities purchased under agreements to resell	42,133	1,303	6.24	298,560	9,395	6.33

Total interest-earning assets	10,631,666	267,290	5.07	9,771,451	299,226	6.16

Non-interest earning assets
Cash and due from banks	110,187			83,766
Other non-earning assets	775,999			656,908

Total non-interest earning assets	886,186			740,674
Less: Allowance for loan losses	(139,828)			(69,937)
Deferred loan fees	(9,521)			(10,479)

Total assets	$11,368,503			$10,431,709

Interest bearing liabilities:
Interest bearing demand accounts	$269,293	$542	0.41	$245,585	$850	0.70
Money market accounts	797,202	6,207	1.57	719,879	7,067	1.97
Savings accounts	319,757	346	0.22	334,008	720	0.43
Time deposits	5,013,085	67,592	2.72	4,316,594	83,954	3.91

Total interest-bearing deposits	6,399,337	74,687	2.35	5,616,066	92,591	3.32

Federal funds purchased	16,840	22	0.26	40,530	592	2.94
Securities sold under agreement to repurchase	1,570,086	31,972	4.11	1,555,454	29,542	3.82
Other borrowings	1,039,695	21,119	4.10	1,145,343	23,474	4.12
Junior subordinated notes	171,136	2,824	3.33	171,136	4,859	5.71

Total interest-bearing liabilities	9,197,094	130,624	2.86	8,528,529	151,058	3.56

Non-interest bearing liabilities
Demand deposits	742,269			772,424
Other liabilities	128,861			126,566
Total equity	1,300,279			1,004,190

Total liabilities and equity	$11,368,503			$10,431,709

Net interest spread (4)			2.21%			2.60%

Net interest income (4)		$136,666			$148,168

Net interest margin (4)			2.59%			3.05%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Six months ended June 30, 2009-2008 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-Earning Assets:
Loans and leases	13,601	(38,832)	(25,231)
Taxable securities	15,138	(9,555)	5,583
Tax-exempt securities (2)	(1,566)	(599)	(2,165)
Federal Home Loan Bank stock	141	(1,822)	(1,681)
Deposits with other banks	271	(621)	(350)
Federal funds sold and securities purchased under agreements to resell	(7,958)	(134)	(8,092)

Total increase in interest income	19,627	(51,563)	(31,936)

Interest-Bearing Liabilities:
Interest bearing demand accounts	76	(384)	(308)
Money market accounts	705	(1,565)	(860)
Savings accounts	(30)	(344)	(374)
Time deposits	12,149	(28,511)	(16,362)
Federal funds purchased	(223)	(347)	(570)
Securities sold under agreement to repurchase	270	2,160	2,430
Other borrowed funds	(2,208)	(147)	(2,355)
Long-term debt	—	(2,035)	(2,035)

Total increase in interest expense	10,739	(31,173)	(20,434)

Changes in net interest income	$8,888	$(20,390)	$(11,502)

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Balance Sheet Review

Assets

Total assets decreased by $186.5 million, or 1.6%, to $11.4 billion at June 30, 2009, from $11.6 billion at December 31, 2008. The decrease in total assets was represented primarily by decreases in loans of $218.1 million, or 2.9% offset by increases in securities available-for-sale of $75.6 million, or 2.5%.

Securities

Total securities were $3.2 billion, or 27.7%, of total assets at June 30, 2009, compared with $3.1 billion, or 26.6%, of total assets at December 31, 2008. The increase of $75.6 million was primarily due to purchase of U.S government sponsored agency securities and mortgage-backed securities.

The net unrealized losses on securities available-for-sale, which represents the difference between fair value and amortized cost, totaled $20.0 million at June 30, 2009, compared to net unrealized gains of $40.3 million at year-end 2008. Net unrealized gains/losses in the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax, as part of total stockholders’ equity.

The average taxable-equivalent yield on securities available-for-sale decreased 85 basis points to 3.87% for the three months ended June 30, 2009, compared with 4.72% for the same period a year ago, as securities were sold, matured, prepaid, or were called and proceeds were reinvested at lower interest rates.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale, as of June 30, 2009, and December 31, 2008:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury entities	$4,988	$15	$—	$5,003
U.S. government sponsored entities	860,797	860	1,760	859,897
State and municipal securities	17,581	135	42	17,674
Mortgage-backed securities	2,141,569	7,049	18,671	2,129,947
Collateralized mortgage obligations	141,332	314	5,393	136,253
Asset-backed securities	361	—	86	275
Corporate bonds	10,246	—	2,342	7,904
Preferred stock of government sponsored entities	701	796	—	1,497
Other equity securities	1,785	—	855	930

Total	$3,179,360	$9,169	$29,149	$3,159,380

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. treasury securities	$10,510	$35	$—	$10,545
U.S. government sponsored entities	764,341	1,641	—	765,982
State and municipal securities	23,059	214	37	23,236
Mortgage-backed securities	2,029,265	53,476	5,278	2,077,463
Collateralized mortgage obligations	179,939	462	7,523	172,878
Asset-backed securities	423	—	63	360
Corporate bonds	35,246	—	2,676	32,570
Preferred stock of government sponsored entities	783	—	—	783

Total	$3,043,566	$55,828	$15,577	$3,083,817

The following table summarizes the scheduled maturities by security type of securities available-for-sale, as of June 30, 2009:

	June 30, 2009
	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total
	(In thousands)
Maturity Distribution:
U.S. Treasury entities	$—	$5,003	$—	$—	$5,003
U.S. government sponsored entities	2,019	314,232	543,646	—	859,897
State and municipal securities	611	9,793	4,841	2,429	17,674
Mortgage-backed securities (1)	13	14,058	161,340	1,954,536	2,129,947
Collateralized mortgage obligations (1)	—	—	106,770	29,483	136,253
Asset-backed securities (1)	—	—	—	275	275
Corporate bonds	—	249	—	7,655	7,904
Preferred stock of government sponsored entities (2)	—	—	—	1,497	1,497
Other equity securities (2)	—	—	—	930	930

Total	$2,643	$343,335	$816,597	$1,996,805	$3,159,380

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	These is no stated maturity for equity securities.

Between 2002 and 2004, the Company purchased a number of mortgage-backed securities and collateralized mortgage obligations comprised of interests in non-agency guaranteed residential mortgages. At June 30, 2009, the remaining par value was $14.5 million for these mortgage-backed securities with unrealized losses of $2.3 million and $133.3 million for collateralized mortgage obligations with unrealized losses of $5.4 million. The remaining par value of these securities totaled $147.8 million which represents 4.7% of the fair value of the Company’s securities available-for-sale and 1.3% of the Company’s total assets. At June 30, 2009, the unrealized loss for these securities totaled $7.7 million which represented 5.2% of the par amount of these non-agency guaranteed residential mortgages and resulted from increases in credit spreads subsequent to the date that these securities were purchased. Based on the Company’s analysis at June 30, 2009, there was no “other-than-temporary” impairment in these securities due to the low loan to value ratio for the loans underlying these securities, the credit support provided by junior tranches of these securitizations, and the continued AAA rating for all but four issues of these securities. The Company’s analysis also indicated the continued full ultimate collection of principal and interest for the four issues that were no longer rated AAA.

The Company’s unrealized loss on investments in corporate bonds relates to two investments in bonds of financial institutions in the amounts of $10 million and $250,000, all of which were investment grade at the date of acquisition and as of June 30, 2009. The unrealized losses were primarily caused by the widening of credit spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. Therefore, it is expected that these debentures would not be settled at a price less than the amortized cost of the investment.

SFAS 115-2 changes the requirements for recognizing other-than-temporary impairment (OTTI) for debt securities. SFAS 115-2 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The Company has no intent to sell and will not be required to sell available-for-sale securities that decline below their cost before their anticipated recovery. At June 30, 2009, there was no impairment related to credit losses to be recognized in earnings.

The temporarily impaired securities represent 68.2% of the fair value of securities available-for-sale as of June 30, 2009. Unrealized losses for securities with unrealized losses for less than twelve months represent 0.9%, and securities with unrealized losses for twelve months or more represent 6.3% of the historical cost of these securities and generally resulted from increases in interest rates subsequent to the date that these securities were purchased. All of these securities are investment grade as of June 30, 2009. At June 30, 2009, 48 issues of securities had unrealized losses for 12 months or longer and 55 issues of securities had unrealized losses of less than 12 months. The table below shows the fair value, unrealized losses, and number of issuances as of June 30, 2009, of the temporarily impaired securities in the Company’s available-for-sale securities portfolio:

Temporarily Impaired Securities as of June 30, 2009

	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(In thousands, except no. of issuances)
Description of securities
U.S. government sponsored entities	382,912	1,760	9	—	—	—	382,912	1,760	9
State and municipal securities	345	8	1	1,081	34	2	1,426	42	3
Mortgage-backed securities	1,618,239	16,381	44	1,789	35	9	1,620,028	16,416	53
Non-agency mortgage-backed securities	—	—	—	12,160	2,255	3	12,160	2,255	3
Collateralized mortgage obligations	—	—	—	128,339	5,393	28	128,339	5,393	28
Asset-backed securities	—	—	—	274	86	2	274	86	2
Corporate bonds	—	—	—	7,904	2,342	4	7,904	2,342	4
Equity securities	930	855	1	—	—	—	930	855	1

Total	$2,002,426	$19,004	55	$151,547	$10,145	48	$2,153,973	$29,149	103

On June 19, 2009, the Company securitized $13.9 million of real estate mortgage loans through Federal Home Loan Mortgage Corporation (“FHLMC”) and recognized mortgage servicing assets of $139,000 for the servicing rights it retained. On June 26, 2009, the Company sold all of the resulting securities of $13.9 million and recognized gains on sale of securities of $492,000. Prior to June 2009, the Company had no securitization transactions.

Loans

Total gross loans decreased $218.1 million, or 2.9%, to $7.3 billion as of June 30, 2009, from $7.5 billion as of December 31, 2008, primarily due to decreases in commercial loans of $157.5 million and construction loans of $87.3 million. As a result of a weak economy, declines in trade finance caused decreases in commercial loans in the first six months of 2009.

Commercial loans decreased $157.5 million, or 9.7%, to $1.5 billion at June 30, 2009, compared to $1.6 billion at year-end 2008. At June 30, 2009, commercial mortgage loans represented approximately 56.9% of the Bank’s gross loans compared to 55.3% at year-end 2008.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	June 30, 2009	% of Gross Loans	December 31, 2008	% of Gross Loans	% Change
Type of Loans
Commercial	$1,462,952	20.2%	$1,620,438	21.7%	-9.7%
Residential mortgage	640,381	8.8	622,741	8.3	2.8
Commercial mortgage	4,126,753	56.9	4,132,850	55.3	(0.1)
Equity lines	184,108	2.5	168,756	2.3	9.1
Real estate construction	825,836	11.4	913,168	12.2	(9.6)
Installment	11,750	0.2	11,340	0.2	3.6
Other	2,484	0.0	3,075	0.0	(19.2)

Gross loans and leases	$7,254,264	100%	$7,472,368	100%	-2.9%

Allowance for loan losses	(169,551)		(122,093)		38.9
Unamortized deferred loan fees	(9,495)		(10,094)		(5.9)

Total loans and leases, net	$7,075,218		$7,340,181		-3.6%

Asset Quality Review

Non-performing Assets

Non-performing assets to gross loans and other real estate owned was 6.47% at June 30, 2009, compared to 3.34% at December 31, 2008. Total non-performing assets increased $221.9 million, or 88.1%, to $473.7 million at June 30, 2009, compared with $251.8 million at December 31, 2008, primarily due to a $201.9 million, or 111%, increase in non-accrual loans.

The following table sets forth the breakdown of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	June 30, 2009	December 31, 2008	% Change
Non-performing assets
Accruing loans past due 90 days or more	$16,952	$6,733	152
Non-accrual loans:
Construction -residential	154,348	100,169	54
Construction -non-residential	23,797	22,012	8
Land	27,060	12,608	115
Commercial real estate,excluding land	133,161	19,733	575
Commercial	34,844	20,904	67
Residential mortgage	9,869	5,776	71

Total non-accrual loans:	$383,079	$181,202	111

Total non-performing loans	400,031	187,935	113
Other real estate owned and other assets	73,715	63,892	15

Total non-performing assets	$473,746	$251,827	88

Performing troubled debt restructurings	$23,705	$924	2,465

Allowance for loan losses	$169,551	$122,093	39
Allowance for off-balance sheet credit commitments	5,835	7,332	(20)

Allowance for credit losses	$175,386	$129,425	36

Total gross loans outstanding, at period-end	$7,254,264	$7,472,368	(3)
Non-performing assets as a percentage of gross loans and OREO	6.47%	3.34%
Allowance for loan losses to non-performing loans, at period-end	42.38%	64.97%
Allowance for loan losses to gross loans, at period-end	2.34%	1.63%

Allowance for credit losses to non-performing loans, at period-end	43.84%	68.87%
Allowance for credit losses to gross loans, at period-end	2.42%	1.73%

Non-accrual Loans

At June 30, 2009, total non-accrual loans of $383.1 million increased $201.9 million, or 111% from $181.2 million at December 31, 2008. At June 30, 2009, non-accrual loans were comprised of thirty-six construction loans totaling $178.1 million, fifty-four commercial real estate loans totaling $133.2 million, twenty-three land loans totaling $27.1 million, forty-five commercial loans totaling $34.8 million, and thirty-eight residential mortgage loans totaling $9.9 million.

The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	June 30, 2009		December 31, 2008
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/ multi-family residence	$162,686	$305	$117,393	$230
Commercial real estate	157,956	3,865	30,297	715
Land	27,593	—	12,608	—
Personal property (UCC)	—	21,689	—	18,993
Other/TCD	—	8,985	—	—
Unsecured	—	—	—	966

Total	$348,235	$34,844	$160,298	$20,904

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

The following table presents non-accrual loans by type of businesses in which the borrowers are engaged, as of the dates indicated:

	June 30, 2009		December 31, 2008
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$283,658	$617	$151,170	$4,878
Wholesale/Retail	51,080	17,125	2,684	9,252
Food/Restaurant	770	5,926	817	5,642
Import/Export	3,201	3,421	—	1,132
Other	9,526	7,755	5,627	—

Total	$348,235	$34,844	$160,298	$20,904

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

Included in nonaccrual commercial real estate loans is a loan with an outstanding balance of $47.6 million to a borrower who filed for bankruptcy in March 2009. Included in nonaccrual residential construction loans are six residential condominium construction loans totaling $64.5 million where the borrower continues to be involved in the marketing of the units or in the completion of the project.

Other Real Estate Owned

At June 30, 2009, net carrying value of other real estate owned increased $9.8 million, or 16.1%, to $70.8 million from $61.0 million at December 31, 2008. At June 30, 2009, $37.7 million of OREO was located in California, $26.8 million of OREO was located in Texas, $4.0 million of OREO was in Nevada, and $2.4 million in all other states. At June 30, 2009, OREO by type was comprised of residential properties of $17.5 million, or 24.8%, retail stores and shopping centers of $18.4 million, or 26.0%, residential-zoned land of $23.7 million, or 33.4%, residential construction of $9.8 million, or 13.8%, and a hotel of $1.4 million, or 2%.

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

Troubled debt restructurings, excluding those on non-accrual status, were comprised of five loans totaling $23.7 million at June 30, 2009, an increase of $22.8 million, compared to three loans totaling $924,000 at December 31, 2008. A land loan of $22.2 million in Nevada was restructured during the second quarter of 2009 to a below market interest rate and is included in the troubled debt restructured loans total.

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

The Company identified impaired loans with a recorded investment of $405.3 million at June 30, 2009, compared with $181.2 million at year-end 2008, an increase of $224.1 million, or 124%. The Company considers all non-accrual loans to be impaired. The following table presents impaired loans and the related allowance, as of the dates indicated:

	At June 30, 2009	At December 31, 2008
	(In thousands)
Balance of impaired loans with no allocated allowance	$230,124	$79,852
Balance of impaired loans with an allocated allowance	175,197	101,350

Total recorded investment in impaired loans	$405,321	$181,202

Amount of the allowance allocated to impaired loans	$15,034	$28,538

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

There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of June 30, 2009, and as of December 31, 2008.

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

The allowance for loan losses was $169.6 million and the allowance for off-balance sheet unfunded credit commitments was $5.8 million at June 30, 2009, and represented the amount that the Company believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio. The allowance for credit losses, the sum of allowance for loan losses and for off-balance sheet unfunded credit commitments, was $175.4 million at June 30, 2009, compared to $129.4 million at December 31, 2008, an increase of $46.0 million, or 35.5%. The allowance for credit losses represented 2.42% of period-end gross loans and 43.8% of non-performing loans at June 30, 2009. The comparable ratios were 1.73% of period-end gross loans and 68.9% of non-performing loans at December 31, 2008. The allowance for credit losses as a percentage to non-performing loans decreased to 43.8% at June 30, 2009, from 68.9% at December 31, 2008, and from 122.2% at June 30, 2008, primarily due to increases in non-performing loans to $400.0 million at June 30, 2009, from $187.9 million at December 31, 2008 and from $74.0 million at June 30, 2008. The following table sets forth information relating to the allowance for credit losses for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$132,393	$67,428	$122,093	$64,983
Provision for credit losses	93,000	20,500	140,000	28,000
Transfers from (to) reserve for off-balance sheet credit commitments	179	(587)	1,497	(938)
Charge-offs :
Commercial loans	$(11,087)	(1,870)	(22,165)	(2,121)
Construction loans-residential	(27,893)	(879)	(44,070)	(5,009)
Construction loans-other	(2,884)	—	(10,107)	—
Real estate loans	(13,095)	(207)	(14,456)	(382)
Real estate land loans	(1,357)	—	(3,734)	(339)
Installment loans and other loans	(4)	—	(4)	—

Total charge-offs	(56,320)	(2,956)	(94,536)	(7,851)
Recoveries:
Commercial loans	106	380	304	567
Construction loans-residential	174	83	174	83
Construction loans-other	1		1	—
Real estate loans	1	—	1	—
Installment loans and other loans	17	8	17	12

Total recoveries	299	471	497	662

Balance at end of period	$169,551	$84,856	$169,551	$84,856

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$6,014	$4,927	$7,332	$4,576
Provision (reversal) for credit losses/transfers	(179)	587	(1,497)	938

Balance at end of period	$5,835	$5,514	$5,835	$5,514

Average loans outstanding during period ended	$7,342,100	$7,122,528	$7,400,273	$6,963,564
Total gross loans outstanding, at period-end	7,254,264	$7,327,724	7,254,264	$7,327,724
Total non-performing loans, at period-end	$400,031	$73,966	$400,031	$73,966
Ratio of net charge-offs to average loans outstanding during the period	3.09%	0.14%	2.56%	0.21%
Provision for credit losses to average loans outstanding during the period	5.14%	1.17%	3.82%	0.81%
Allowance for credit losses to non-performing loans at period-end	43.84%	122.18%	43.84%	122.18%
Allowance for credit losses to gross loans at period-end	2.42%	1.23%	2.42%	1.23%

Our allowance for loan losses consists of the following:

•

Specific allowance: For impaired loans, we provide specific allowances based on an evaluation of impairment, and for each criticized loan, we allocate a portion of the general allowance to each loan based on a loss percentage assigned. The percentage assigned depends on a number of factors including loan classification, the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral, charge-off history, management’s knowledge of the portfolio, and general economic conditions. During the third quarter of 2007, we revised our minimum loss rates for loans rated Special Mention and Substandard to incorporate the results of a classification migration model reflecting actual losses beginning in 2003. During the second quarter of 2009, we reviewed the updated classification migration results and increased the minimum loss rates for construction loans rated Minimally Acceptable, Special Mention and Substandard.

•

General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and by identifying risk characteristics that are common to the groups of loans. The allowance is provided to each segmented group based on the group’s historical loan loss experience as well as environmental factors which include the trends in delinquency and non-accrual, and other significant factors, such as national and local economy, trends and conditions, strength of management and loan staff, underwriting standards, and the concentration of credit. Beginning in the third quarter of 2007, minimum loss rates have been assigned for loans graded Minimally Acceptable instead of grouping these loans with the unclassified portfolio. During the second quarter of 2009, in light of the continued deterioration in the economy and the increases in nonaccrual loans and chargeoffs, we shortened the period used in the migration analysis from five years to four years to better reflect the impact of the most recent chargeoffs, we increased the general allowance to reflect the higher loan delinquency trends, the weaker national and local economy and the increased difficulty in assigning loan grades, and we also applied the environmental factors described above to loans rated Minimally Acceptable, Special Mention and Substandard.

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans
Type of Loans:
Commercial loans	$50,332	20.9%	$44,508	21.7%
Residential mortgage loans	6,331	10.9	2,678	10.2
Commercial mortgage loans	73,189	55.7	35,060	55.7
Real estate construction loans	39,679	12.2	39,820	12.1
Installment loans	20	0.2	27	0.2
Other loans	—	0.1	—	0.1

Total	$169,551	100%	$122,093	100%

The increase in the allowance allocated to commercial loans from $44.5 million at year-end 2008 to $50.3 million is due to increase in commercial impaired loans and an increase in the environmental factors. At June 30, 2009, forty-five commercial loans totaling $34.8 million were on non-accrual status and $1.6 million of commercial loans was past due 90 days and still accruing interest. At December 31, 2008, thirty five commercial loans totaling $20.9 million were on non-accrual status and no commercial loans was past due 90 days and still accruing interest. Commercial loans comprised 8.6% of impaired loans, 9.1% of non-accrual loans, and 9.5% of loans over 90 days still on accrual status at June 30, 2009, compared to 11.5% of impaired loans, and 11.5% of non-accrual loans at December 31, 2008.

The allowance allocated to commercial mortgage loans increased from $35.1 million at December 31, 2008, to $73.2 million at June 30, 2009, was due to increases in loans risk graded Substandard, an increase in the environmental factors, and due in part to the deteriorating economy. The overall allowance for total commercial mortgage loans was 1.8% for the second quarter ended June 30, 2009, and 0.8% for the year ended December 31, 2008. At June 30, 2009, seventy-seven commercial mortgage loans totaling $160.2 million were on non-accrual status and two commercial mortgage loan of $12.5 million was past due 90 days and still accruing interest. At December 31, 2008, thirty commercial mortgage loans totaling $32.3 million were on non-accrual status and one commercial mortgage loan totaling $4.1 million was past due 90 days and still accruing interest. Commercial mortgage loans comprised 45.0% of impaired loans, 41.8% of non-accrual loans, and 73.6% of loans over 90 days still on accrual status at June 30, 2009, compared to 17.8% of impaired loans, 17.8% of non-accrual loans, and 60.9% of loans over 90 days still on accrual status at December 31, 2008.

The allowance allocated for construction loans decreased $0.1 million to $39.7 million, or 4.8%, of construction loans at June 30, 2009, compared to $39.8 million, or 4.3%, of construction loans at December 31, 2008, primarily due to charge-offs of impaired loans during the six months of 2009. At June 30, 2009, thirty-six construction loans totaling $178.1 million were on non-accrual status and a $2.9 million construction loan was past due 90 days and still accruing interest. Construction loans comprised 44.0% of impaired loans, 46.5% of non-accrual loans, and 16.8% percent of loans over 90 days still on accrual status at June 30, 2009, compared to 67.4% of impaired loans, 67.4% of non-accrual loans, and 39.1% of loans over 90 days still on accrual status at December 31, 2008.

The allowance allocated to residential mortgage loans and equity lines increased $3.6 million, to $6.3 million at June 30, 2009, from $2.7 million at December 31, 2008, due to increases in loans risk graded Substandard due in part to the deteriorating economy.

Deposits

Total deposits were $7.4 billion at June 30, 2009, an increase of $543.3 million, or 8.0%, from $6.8 billion at December 31, 2008, primarily due to increases of $258.0 million, or 39.1%, in money market accounts and increases of $494.6 million, or 15.3%, in time deposits of $100,000 or more offset by decreases of $287.8 million, or 17.5%, in time deposits under $100,000. Brokered deposits which are reported in time deposits under $100,000 declined $375.8 million, or 38.9%, to $589.6 million at June 30, 2009 from $965.4 million at December 31, 2008. Non-interest-bearing demand deposits, interest-bearing demand deposits, and savings deposits comprised 31.2% of total deposits at June 30, 2009, time deposit accounts of less than $100,000 comprised 18.4% of total deposits, while the remaining 50.4% was comprised of time deposit accounts of $100,000 or more.

The following table displays the deposit mix as of the dates indicated:

	June 30, 2009	% of Total	December 31, 2008	% of Total
	(Dollars in thousands)
Deposits
Non-interest-bearing demand	$764,553	10.4%	$730,433	10.7%
NOW	286,893	3.9	257,234	3.8
Money market	917,472	12.4	659,454	9.6
Savings	330,981	4.5	316,263	4.6
Time deposits under $100,000	1,356,647	18.4	1,644,407	24.1
Time deposits of $100,000 or more	3,723,509	50.4	3,228,945	47.2

Total deposits	$7,380,055	100.0%	$6,836,736	100.0%

Borrowings

Borrowings include Federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and other borrowings from financial institutions.

Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 4.07% at June 30, 2009, compared to $1.6 billion with a weighted average rate of 3.95% at December 31, 2008. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million are with initial fixed rates ranging from 1.00% and 3.50% with initial fixed rate terms ranging from six months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. In addition, there were $7.0 million in short-term securities sold under agreements to repurchase that mature in July 2009.

At June 30, 2009, included in long-term transactions are twenty-eight repurchase agreements totaling $1.5 billion that were callable but which had not been called. Eleven fixed-to-floating rate repurchase agreements of $50.0 million each have variable interest rates currently at a range from 3.50% to 3.75% maximum rate until their final maturities in the second half of 2014 for $450 million and in January 2015 for $100 million. Four floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates ranging from 4.89% to 5.07%, until their final maturities in January 2017. Ten floating-to-fixed rate repurchase agreements totaled $550.0 million have fixed interest rates ranging from 4.29% to 4.78%, until their final maturities in 2014. Two floating-to-fixed rate repurchase agreements of $50.0 million each have fixed interest rates at 4.75% and 4.79%, until their final maturities in 2011. One floating-to-fixed rate repurchase agreement of $50.0 million has a fixed interest rate at 4.83% until its final maturity in 2012.

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.7 billion as of June 30, 2009, and $1.7 billion as of December 31, 2008.

Total advances from the FHLB of San Francisco decreased $520.0 million to $929.4 million at June 30, 2009 from $1.45 billion at December 31, 2008. Non-puttable advances totaled $229.4 million with a weighted rate of 4.76% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at June 30, 2009. The FHLB has the right to terminate the puttable transaction at par at each three-month anniversary after the first puttable date. All puttable FHLB advances of $700.0 million were puttable as of June 30, 2009 but none had been put.

Long-term Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt has a maturity term of 10 years, is unsecured and bears interest at a rate of three month LIBOR plus 110 basis points, payable on a quarterly basis. At June 30, 2009, the per annum interest rate on the subordinated debt was 1.70% compared to 2.56% at December 31, 2008. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp. The five special purpose trusts are considered variable interest entities under FIN 46R. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company. At June 30, 2009, junior subordinated debt securities totaled $121.1 million with a weighted average interest rate of 2.78% compared to $121.1 million with a weighted average rate of 4.02% at December 31, 2008. The junior subordinated debt securities have a stated maturity term of 30 years and are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of June 30, 2009. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$5,012,620	$66,971	$563	$2	$5,080,156
Securities sold under agreements to repurchase (1)	7,000	150,000	350,000	1,050,000	1,557,000
Advances from the Federal Home Loan Bank (2)	65,000	614,362	250,000	—	929,362
Other borrowings	—	—	—	19,390	19,390
Long-term debt	—	—	—	171,136	171,136
Operating leases	5,780	8,827	6,188	2,221	23,016

Total contractual obligations and other commitments	$5,090,400	$840,160	$606,751	$1,242,749	$7,780,060

(1)	These repurchase agreements have a final maturity of 5-year, 7-year and 10-year from origination date but are callable on a quarterly basis after six months, one year, or 18 months for the 7-year term and one year for the 5-year and 10-year term.
(2)	FHLB advances of $700.0 million that mature in 2012 have a puttable option. As of June 30, 2009, all puttable FHLB advances were puttable on a quarterly basis.

Capital Resources

Total equity of $1.24 billion at June 30, 2009, decreased by $61.3 million, from $1.30 billion at December 31, 2008. The following table summarizes the activity in total equity:

(In thousands)	Six months ended June 30, 2009
Net loss	$(14,132)
Proceeds from shares issued to the Dividend Reinvestment Plan	1,015
Proceeds from exercise of stock options	14
Tax short-fall from stock-based compensation expense	(131)
Share-based compensation	2,798
Changes in other comprehensive income	(34,907)
Preferred stock registration fees	(35)
Preferred stock dividends	(6,751)
Cash dividends paid to common stockholders	(9,161)

Net decrease in total equity	$(61,290)

On November 2007, the Company announced that its Board of Directors had approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock. No shares were purchased in 2008 and during the first three months of 2009. At June 30, 2009, 622,500 shares remain under the Company’s November 2007 repurchase program.

The Company declared a cash dividend of one cent per share for distribution on August 20, 2009 on 49,575,813 shares outstanding, 8 cents per share for distribution in May 2009 on 49,535,723 shares outstanding, and 10.5 cents per share for distribution in January 2009 on 49,508,250 shares outstanding. Total cash dividends paid in 2009, including the $0.5 million to be paid on August 20, 2009, amounted to $9.7 million. In light of continued troubled economic conditions, the Company will carefully review future dividends in light of the earnings of the most recent quarter and the regulatory guidance as to the payment of dividends.

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

The Bancorp established five special purpose trusts for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp. The junior subordinated debt of $121.1 million as of June 30, 2009, were included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of June 30, 2009. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 6.0%, total risk-based ratio equal to or greater than 10.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Bancorp’s and the Bank’s capital and leverage ratios as of June 30, 2009, and December 31, 2008:

	Cathay General Bancorp				Cathay Bank
	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Tier 1 capital (to risk-weighted assets)	$1,034,370	12.24	$1,058,751	12.12	$1,004,477	11.90	$1,012,164	11.60
Tier 1 capital minimum requirement	337,898	4.00	349,462	4.00	337,543	4.00	349,053	4.00

Excess	$696,472	8.24	$709,289	8.12	$666,934	7.90	$663,111	7.60

Total capital (to risk-weighted assets)	$1,190,411	14.09	$1,217,795	13.94	$1,161,180	13.76	$1,171,494	13.42
Total capital minimum requirement	675,796	8.00	698,924	8.00	675,087	8.00	698,105	8.00

Excess	$514,615	6.09	$518,871	5.94	$486,093	5.76	$473,389	5.42

Tier 1 capital (to average assets) – Leverage ratio	$1,034,370	9.36	$1,058,751	9.79	$1,004,477	9.10	$1,012,164	9.38
Minimum leverage requirement	442,020	4.00	432,453	4.00	441,403	4.00	431,840	4.00

Excess	$592,350	5.36	$626,298	5.79	$563,074	5.10	$580,324	5.38

Risk-weighted assets	$8,447,446		$8,736,555		$8,438,582		$8,726,316
Total average assets (1)	$11,050,500		$10,811,335		$11,035,070		$10,796,005

(1)	The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

During the second quarter, management followed the tenets of the Supervisory Capital Assessment Program (SCAP) and applied the “more adverse” stress test guidelines to our loan portfolio. The Company was not one of the banks subject to the SCAP stress test; however, management believed that it was prudent risk management to conduct a similar test on our loan portfolio. The loss assumptions we used in our stress test were similar to the indicative loss rates disclosed in the SCAP white paper and simulates an economic downturn scenario that is more severe than what we are currently experiencing. The results of our stress test indicated that the Company and the Bank would remain well capitalized for regulatory purposes under the SCAP’s economic scenario.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”). At June 30, 2009, our liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was at 17.4% compared to 23.4% same as year-end 2008.

To supplement its liquidity needs, the Bank maintains a total credit line of $95.0 million for federal funds with two correspondent banks, and master agreements with brokerage firms for the sale of securities subject to repurchase. The Bank is also a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of June 30, 2009, the

Bank had an approved credit line with the FHLB of San Francisco totaling $1.5 billion. The total credit outstanding with the FHLB of San Francisco at June 30, 2009, was $929.4 million. These borrowings are secured by loans and securities. The Bank has pledged a portion of its commercial and real estate loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. At June 30, 2009, the borrowing capacity under the Borrower-in-Custody program was $514.1 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities available-for-sale. At June 30, 2009, investment securities available-for-sale at fair value and trading securities totaled $3.23 billion, with $2.35 billion pledged as collateral for borrowings and other commitments. The remaining $881.6 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 98.7% of the Company’s time deposits mature within one year or less as of June 30, 2009. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank and proceeds from the issuance of securities, including proceeds from the issuance of its common stock pursuant to its Dividend Reinvestment Plan, the exercise of stock options and if required, the issuance of new common shares. In light of the uncertain economic times, the Bank has not paid a dividend to the Bancorp during the first half of 2009 and is not expected to pay a dividend to the Bancorp for the remainder of 2009. The business activities of the Bancorp consist primarily of the operation of the Bank with limited activities in other investments. Management believes the Bancorp’s cash on hand on June 30, 2009 of $22.9 million is sufficient to meet its operational needs for the next twelve months.

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

We have established a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. The Company’s simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level in our policy to value the net economic value of our portfolio of assets and liabilities to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. At June 30, 2009, the market value of equity slightly exceeded management’s 15% limit for a hypothetical upward rate change of 200 basis points. Management intends to take steps over the remainder of the year to reduce this exposure.

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of June 30, 2009:

	Net Interest Income Volatility (1)	Market Value of Equity Volatility (2)
Change in Interest Rate (Basis Points)	June 30, 2009	June 30, 2009
+200	-5.6	-15.3
+100	-3.8	-7.4
-100	5.7	8.8
-200	6.1	14.0

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1, 2009 - April 30, 2009)	0	$0	0	622,500
Month #2 (May 1, 2009 - May 31, 2009)	0	$0	0	622,500
Month #3 (June 1, 2009 - June 30, 2009)	0	$0	0	622,500
Total	0	$0	0	622,500

On November 2007, the Company announced that its Board of Directors had approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock. No shares were purchased during 2008 or the first six months of 2009. At June 30, 2009, 622,500 shares remain under the Company’s November 2007 repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders of Cathay General Bancorp was held on May 11, 2009. The proposals considered and the voting results are as follows:

Proposal 1: Election of three Class I directors to serve until the 2012 annual meeting of stockholders and their successions have been elected and qualified.

	Votes FOR	% FOR	WITHHELD
Michael M.Y. Chang	31,498,554	76%	9,989,953
Anthony M. Tang	31,622,269	76%	9,866,238
Thomas G. Tartaglia	31,789,055	77%	9,699,452
Peter Wu	31,699,194	76%	9,789,313

Other directors whose terms of office continued after the meeting:

Term ending in 2011 (Class III)	Term ending in 2010 (Class II)
Patrick S.D. Lee	Kelly L. Chan
Ting Y. Liu	Dunson K. Cheng
Nelson Chung	Thomas C.T. Chiu
Joseph C.H. Poon

Proposal 2: Ratification of the appointment of KPMG LLP as the independent registered public accountants for the fiscal year ended December 31, 2009.

Votes FOR	% FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
40,970,441	99%	413,673	100,995	3,398

Proposal 3: To vote on an advisory (non-binding) proposal to approve executive compensation.

Votes FOR	% FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
33,715,739	81%	7,111,703	651,348	9,717

Proposal 4: Stockholder proposal requesting that the Board of Directors take action to eliminate classification of terms of the Board.

Votes FOR	% FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
14,087,501	46%	16,244,600	488,059	10,668,347

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(i)	Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iii)	Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(iv)	Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp
(Registrant)

Date: August 7, 2009	By:	/s/ Dunson K. Cheng
Dunson K. Cheng
Chairman, President, and Chief Executive Officer

Date: August 7, 2009	By:	/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and Chief Financial Officer