Form 10-Q
period 2009-09-30
CATHAY GENERAL BANCORP
filed 2009-11-06
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Common stock, $.01 par value, 61,829,540 shares outstanding as of October 31, 2009.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

3RD QUARTER 2009 REPORT ON FORM 10-Q

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

Risks relating to our business-

•	Difficult economic and market conditions have adversely affected our industry.

•

If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

•	We may be subject to supervisory action by bank supervisory authorities that could have a material negative effect on our business, financial condition and the value of our common stock.

•	U.S. and international financial markets and economic conditions could adversely affect our liquidity, results of operations, and financial condition.

•	We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.

•	We are subject to extensive laws and regulations and supervision that could limit or restrict our activities and adversely affect our profitability.

•	The allowance for credit losses is an estimate of probable credit losses. Actual credit losses in excess of the estimate could adversely affect our net income and capital.

•	We may experience goodwill impairment.

•	Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

•	Our business is subject to interest rate risk and fluctuations in interest rates could reduce our net interest income and adversely affect our business.

•	We have engaged in and may continue to engage in further expansion through acquisitions, which could negatively affect our business and earnings.

•	We may engage in FDIC-assisted transactions, which could present additional risks to our business.

•	Inflation and deflation may adversely affect our financial performance.

•	As we expand our business outside of California markets, we will encounter risks that could adversely affect us.

•	Our loan portfolio is largely secured by real estate, which has adversely affected and may continue to adversely affect our net income.

•	Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.

•	We face substantial competition from larger competitors.

•	We are subject to extensive government regulation that could limit or restrict our activities, which, in turn, may hamper our ability to increase our assets and earnings.

•	The short term and long term impact of the new Basel II capital standards and the forthcoming new capital rules to be proposed for non-Basel II U.S. banks is uncertain.

•	We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

•	Managing reputational risk is important to attracting and maintaining customers, investors and employees.

•	Natural disasters and geopolitical events beyond our control could adversely affect us.

•	Adverse conditions in Asia could adversely affect our business.

•	Because of our participation in the TARP Capital Purchase Program, we are subject to several restrictions including restrictions on compensation paid to our executives.

•	Our need to continue to adapt to our information technology systems to allow us to provide new and expanded services could present operational issues and require significant capital spending.

•	Certain provisions of our charter, bylaws, and rights agreement could make the acquisition of our company more difficult.

•	Our financial results could be adversely affected by changes in accounting standards or tax laws and regulations.

Risks relating to our common stock -

•	The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.

•

Statutory restrictions on dividends and other distributions from the Bank may adversely impact us by limiting the amount of distributions Cathay General Bancorp may receive. State laws may restrict our ability to pay dividends.

•	The terms of our outstanding preferred stock limit our ability to pay dividends on and repurchase our common stock and there can be no assurance of any future dividends on our common stock generally.

•

Our outstanding preferred stock impacts net income available to our common stockholders and earnings per common share, and the Warrant as well as other potential issuances of equity securities may be dilutive to holders of our common stock.

•	The issuance of additional shares of preferred stock could adversely affect holders of common stock, which may negatively impact your investment.

•	Our outstanding debt securities restrict our ability to pay dividends on our capital stock.

•	If economic conditions continue to deteriorate, we may need even more capital.

These and other factors are further described in Cathay General Bancorp's Current Report on Form 8-K filed on October 13, 2009, other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings it makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak to the date of this report. Cathay General Bancorp has no intention and undertakes no obligation to update any forward-looking statement or to publicly announce any revision of any forward-looking statement to reflect future developments or events, except as required by law.

Cathay General Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3286.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$198,237	$84,818
Short-term investments	331,767	25,000
Securities purchased under agreements to resell	—	201,000
Securities held-to-maturity	99,865	—
Securities available-for-sale (amortized cost of $3,266,440 in 2009 and
$3,043,566 in 2008)	3,294,808	3,083,817
Trading securities	12	12
Loans	7,115,582	7,472,368
Less: Allowance for loan losses	(189,370)	(122,093)
Unamortized deferred loan fees	(8,880)	(10,094)

Loans, net	6,917,332	7,340,181
Federal Home Loan Bank stock	71,791	71,791
Other real estate owned, net	87,769	61,015
Investments in affordable housing partnerships, net	98,046	103,562
Premises and equipment, net	109,369	104,107
Customers’ liability on acceptances	28,974	39,117
Accrued interest receivable	33,459	43,603
Goodwill	316,340	319,557
Other intangible assets	24,448	29,246
Other assets	137,546	75,813

Total assets	$11,749,763	$11,582,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$829,302	$730,433
Interest-bearing accounts:
NOW accounts	324,774	257,234
Money market accounts	965,159	659,454
Saving accounts	349,298	316,263
Time deposits under $100,000	1,484,056	1,644,407
Time deposits of $100,000 or more	3,756,142	3,228,945

Total deposits	7,708,731	6,836,736

Federal funds purchased	—	52,000
Securities sold under agreements to repurchase	1,550,000	1,610,000
Advances from the Federal Home Loan Bank	929,362	1,449,362
Other borrowings from financial institutions	1,313	—
Other borrowings for affordable housing investments	19,355	19,500
Long-term debt	171,136	171,136
Acceptances outstanding	28,974	39,117
Other liabilities	61,427	103,401

Total liabilities	10,470,298	10,281,252

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, 258,000 issued and outstanding in 2009 and in 2008	243,103	240,554
Common stock, $0.01 par value; 100,000,000 shares authorized, 57,279,715 issued and 53,072,150 outstanding at September 30, 2009 and 53,715,815 issued and 49,508,250 outstanding at December 31, 2008	573	537
Additional paid-in-capital	545,010	508,613
Accumulated other comprehensive income, net	16,441	23,327
Retained earnings	591,574	645,592
Treasury stock, at cost (4,207,565 shares in 2009 and in 2008)	(125,736)	(125,736)

Total Cathay General Bancorp stockholders’ equity	1,270,965	1,292,887
Noncontrolling Interest	8,500	8,500

Total equity	1,279,465	1,301,387

Total liabilities and equity	$11,749,763	$11,582,639

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable, including loan fees	$99,588	$114,005	$302,232	$341,880
Investment securities- taxable	31,589	27,575	94,104	84,507
Investment securities- nontaxable	167	284	620	974
Federal Home Loan Bank stock	149	1,004	149	2,685
Agency preferred stock	—	313	—	1,621
Federal funds sold and securities purchased under agreements to resell	35	2,899	1,338	12,294
Deposits with banks	119	42	250	523

Total interest and dividend income	131,647	146,122	398,693	444,484

INTEREST EXPENSE
Time deposits of $100,000 or more	20,224	26,226	65,337	86,398
Other deposits	10,622	17,100	40,196	49,519
Securities sold under agreements to repurchase	16,555	15,174	48,527	44,716
Advances from Federal Home Loan Bank	10,664	11,785	31,781	35,229
Long-term debt	1,067	2,030	3,891	6,889
Short-term borrowings	—	206	24	828

Total interest expense	59,132	72,521	189,756	223,579

Net interest income before provision for credit losses	72,515	73,601	208,937	220,905
Provision for credit losses	76,000	15,800	216,000	43,800

Net interest (loss)/income after provision for credit losses	(3,485)	57,801	(7,063)	177,105

NON-INTEREST INCOME/(LOSS)
Securities gains/(losses), net	2,883	(15,313)	52,319	(12,980)
Letters of credit commissions	1,150	1,465	3,159	4,281
Depository service fees	1,272	1,189	3,940	3,636
Other operating income	4,982	4,290	10,964	12,393

Total non-interest income (loss)	10,287	(8,369)	70,382	7,330

NON-INTEREST EXPENSE
Salaries and employee benefits	14,410	16,376	46,369	50,643
Occupancy expense	3,999	3,393	12,126	9,918
Computer and equipment expense	2,052	1,848	5,938	6,024
Professional services expense	3,694	3,410	10,021	8,890
FDIC and State assessments	4,464	1,336	15,372	3,172
Marketing expense	669	584	2,153	2,449
Other real estate owned expense	4,135	1,182	20,150	1,806
Operations of affordable housing investments , net	1,407	2,840	5,255	5,361
Amortization of core deposit intangibles	1,689	1,722	5,089	5,196
Other operating expense	2,288	2,329	7,863	6,970

Total non-interest expense	38,807	35,020	130,336	100,429

(Loss)/income before income tax (benefit)/expense	(32,005)	14,412	(67,017)	84,006
Income tax (benefit)/expense	(14,482)	7,370	(35,362)	30,133

Net (loss)/income	(17,523)	7,042	(31,655)	53,873
Less: net income attributable to noncontrolling interest	(156)	(151)	(457)	(452)

Net (loss)/income attributable to Cathay General Bancorp	(17,679)	6,891	(32,112)	53,421
Dividends on preferred stock	(4,086)	—	(12,249)	—

Net (loss)/income available to common stockholders	(21,765)	6,891	(44,361)	53,421

Other comprehensive income (loss) , net of tax
Unrealized holding gains/(losses) arising during the period	29,233	(5,833)	15,109	(18,106)
Less: reclassification adjustments included in net income	1,212	(8,910)	21,995	(2,730)

Total other comprehensive gain/(loss), net of tax	28,021	3,077	(6,886)	(15,376)

Total comprehensive income/(loss)	$6,256	$9,968	$(51,247)	$38,045

Net (loss)/income per common share:
Basic	$(0.43)	$0.14	$(0.89)	$1.08
Diluted	$(0.43)	$0.14	$(0.89)	$1.08

Cash dividends paid per common share	$0.010	$0.105	$0.195	$0.315
Basic average common shares outstanding	50,183,296	49,441,621	49,758,833	49,392,655
Diluted average common shares outstanding	50,183,296	49,530,272	49,758,833	49,497,171

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2009	2008
	(In thousands)
Cash Flows from Operating Activities
Net (loss)/income attributable to Cathay General Bancorp	$(32,112)	$53,421
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	216,000	43,800
Provision for losses on other real estate owned	18,050	1,248
Deferred tax benefit	(42,630)	(24,489)
Depreciation	5,753	3,184
Net gains on sale of other real estate owned	(779)	(75)
Net gains on sale of loans held for sale	(3,949)	(245)
Proceeds from sale of loans held for sale	29,267	10,599
Originations of loans held for sale	(5,350)	(10,395)
Write-downs on venture capital investments	1,573	270
Write-downs on impaired securities	82	33,654
Gain on sales and calls of securities	(52,401)	(20,674)
Decrease in fair value of warrants	47	26
Amortization of security premiums, net	1,699	1,651
Amortization of intangibles	5,134	5,277
Excess tax short-fall from share-based payment arrangements	195	240
Stock based compensation expense	4,123	5,828
Gain on sale of premises and equipment	—	(21)
Decrease in accrued interest receivable	10,144	11,638
Decrease in income tax payable	(12,491)	—
Increase/(decrease) in other assets, net	(7,610)	7,519
(Decrease)/increase in other liabilities	(20,690)	5,028

Net cash provided by operating activities	114,055	127,484

Cash Flows from Investing Activities
Increase in short-term investments	(306,767)	(2,907)
Decrease in long-term investment	—	50,000
Decrease in securities purchased under agreements to resell	201,000	366,100
Purchase of investment securities available-for-sale	(1,048,251)	(1,503,844)
Proceeds from maturity and call of investment securities available-for-sale	1,036,522	819,939
Proceeds from sale of investment securities available-for-sale	4,989	586,932
Purchase of mortgage-backed securities available-for-sale	(2,487,276)	(1,580,092)
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	2,321,756	1,391,236
Purchase of investment securities held-to-maturity	(99,858)	—
Purchase of Federal Home Loan Bank stock	—	(4,765)
Redemption of Federal Home Loan Bank stock	—	5,498
Net decrease/(increase) in loans	118,747	(860,456)
Purchase of premises and equipment	(11,016)	(20,766)
Proceeds from sales of premises and equipment	—	21
Proceeds from sale of other real estate owned	25,675	105
Net increase in investment in affordable housing	(11,159)	(11,517)

Net cash used in investing activities	(255,638)	(764,516)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts, money market and saving deposits	505,149	187,385
Net increase/(decrease) in time deposits	366,846	383,418
Net (decrease)/increase in federal funds purchased and securities sold under agreement to repurchase	(112,000)	150,975
Advances from Federal Home Loan Bank	816,000	2,598,533
Repayment of Federal Home Loan Bank borrowings	(1,336,000)	(2,697,000)
Cash dividends paid to common stockholders	(9,657)	(15,555)
Issuance of common stock	31,390	—
Cash dividends paid to preferred stockholders	(8,959)	—
Proceeds from other borrowings	17,765	20,629
Repayment of other borrowings	(16,452)	(28,930)
Proceeds from shares issued to Dividend Reinvestment Plan	1,102	1,931
Proceeds from exercise of stock options	13	372
Excess tax short-fall from share-based payment arrangements	(195)	(240)

Net cash provided by financing activities	255,002	601,518

Decrease in cash and cash equivalents	113,419	(35,514)
Cash and cash equivalents, beginning of the period	84,818	118,437

Cash and cash equivalents, end of the period	$198,237	$82,923

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$200,507	$226,210
Income taxes	$24,749	$56,699
Non-cash investing and financing activities:
Net change in unrealized holding loss on securities available-for-sale, net of tax	$(6,886)	$(15,376)
Adjustment to initially apply EITF 06-4	$—	$(147)
Adjustment to initially apply SFAS No. 160	$8,500	$—
Loans to facilitate other real estate owned	$18,335	$—
Transfers to other real estate owned	$87,687	$28,357

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (the “Bancorp”) is the holding company for Cathay Bank (the “Bank”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of September 30, 2009, the Bank operates twenty branches in Southern California, eleven branches in Northern California, eight branches in New York State, three branches in Illinois, three branches in Washington State, two branches Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Acquisitions and Investments

We continue to look for opportunities to expand the Bank’s branch network by seeking new branch locations and/or by acquiring other financial institutions to diversify our customer base in order to compete for new deposits and loans, and to be able to serve our customers more effectively.

For each acquisition, we develop an integration plan for the consolidated company that addresses, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The established plans are evaluated regularly during the integration process and modified as required. Merger and integration expenses are summarized in the following primary categories: (i) severance and employee-related charges; (ii) system conversion and integration costs, including contract termination charges; (iii) asset write-downs, lease termination costs for abandoned space and other facilities-related costs; and (iv) other charges. Other charges include investment banking fees, legal fees, other professional fees relating to due diligence activities and expenses associated with preparation of securities filings, as appropriate. These costs are included in the allocation of the purchase price at the acquisition date based on our formal integration plans.

As of September 30, 2009, goodwill was $316.3 million, a decrease of $3.3 million, compared to $319.6 million at December 31, 2008, due to the expiration of the statute of limitations for an uncertain tax position taken by GBC Bancorp which was previously recorded as a purchase accounting adjustment at the date of acquisition. Merger-related lease liability was $378,000 at September 30, 2009, and $424,000 at December 31, 2008.

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

The preparation of the consolidated financial statements in accordance with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The most significant estimates subject to change are the allowance for loan losses, goodwill impairment, and other-than-temporary impairment.

4. Recent Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of FASB Statement No. 162. SFAS 168 is to establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. New standards issued after the Codification’s release will serve to update the Codification and will be referred to as Accounting Standards Updates (“ASUs”). Financial statements for interim and annual periods ended after September 15, 2009, shall use Codification references, not legacy GAAP references. SFAS 168 was codified into ASC 105 in June 2009. In conjunction with the issuance of SFAS 168, the FASB issued its first ASU No. 2009-1, “Topic 105- Generally Accepted Accounting Principles” (“ASU 2009-1”) and included SFAS 168 in its entirety. ASU 2009-1 was effective for the Company on September 15, 2009. The adoption of ASU 2009-1 did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 141, “Business Combinations (Revised 2007)” was codified into ASC Topic 805. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses and requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Accounting for Contingencies.” ASC Topic 805 is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

In April 2009, the FASB issued Staff Position (FSP) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP 157-4 which was codified into ASC Topic 820 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability and identifying transactions that are not orderly. In those circumstances, further analysis and significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. This FSP reaffirms fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of this standard on June 15, 2009, did not have a material impact on the Company’s consolidated financial statements. See Note 16- “Fair Value Measurements” for more information.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” which was codified into ASC Topic 810 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The Company adopted ASC Topic 810 effective as of January 1, 2009, and reclassified non-controlling interest of $8.5 million from other liabilities to equity.

In March 2008, the FASB issued Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 which was codified into ASC Topic 815 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC Topic 815 was effective for the Company on November 15, 2008. The adoption of ASC Topic 815 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued Statement No. 107-1, “Interim Disclosure about Fair Value of Financial Instruments.” SFAS 107-1 was codified into ASC Topic 825. ASC Topic 825 requires publicly traded companies to disclose the fair value of financial instruments within the scope of ASC Topic 825 in interim financial statements, in addition to annual statements. Publicly traded companies also shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. The adoption of this standard on June 15, 2009, did not have a significant impact on the Company’s financial statements.

In April 2009, the FASB also issued Statement No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” SFAS 115-2 which was codified into ASC Topic 320 changes the requirements for recognizing other-than-temporary impairment (OTTI) for debt securities. This standard requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an entity must recognize an OTTI. OTTI is separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. An entity determines the impairment related to credit losses by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. OTTI related to the credit loss is then recognized in earnings. OTTI related to all other factors is recognized in other comprehensive income. OTTI not related to the credit loss for a held-to-maturity security should be recognized separately in a new category of other comprehensive income and amortized over the remaining life of the debt security as an increase in the carrying value of the security only when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its remaining amortized cost basis. This standard expands and increases the frequency of existing disclosures about OTTI for debt and equity securities. On June 15, 2009, the date the Company adopted this standard, no cumulative effect was recorded because the Company had not previously recorded any other-than-temporary impairment related to the credit loss associated with available-for-sale debt securities that the Company owned. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events.” SFAS 165 which was codified into ASC Topic 855 applies to the accounting for and disclosure of subsequent events, but will not result in significant changes in practice. Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. There are two types of subsequent events- recognized subsequent events and non-recognized subsequent events. An entity shall recognize in the financial statements the effects of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, a recognized subsequent event. An entity shall not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance but arose after that date, a non-recognized subsequent event. ASC Topic 855 is effective for annual financial statements covering the first fiscal year ending after June 15, 2009. Adoption of ASC Topic 855 did not have a significant impact on the Company’s consolidated financial statements.

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

Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” was also issued in June 2009. SFAS 167 eliminates the quantitative approach previously required under FIN 46(R) (ASC Subtopic 810-10) for determining whether an entity is a variable interest entity. SFAS 167 requires an entity to perform an ongoing assessments to determine whether an entity is the primarily beneficiary of a variable interest entity. The ongoing assessments identify the power to direct the activities of a variable interest entity, the obligation to absorb losses of the entity and the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 is effective for annual financial statements covering the first fiscal year ending after November 15, 2009. The Company does not expect a material impact on its consolidated financial statements from adoption of SFAS 167.

5. Earnings/Loss per Share

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth basic and diluted earnings per share calculations and the average shares of stock options with anti-dilutive effect:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except share and per share data)	2009	2008	2009	2008
Net(loss)/ Income attributable to Cathay General Bancorp	$(17,679)	$6,891	$(32,112)	$53,421
Dividends on preferred stock	(4,086)	—	(12,249)	—

Net (loss)/ income available to common stockholders	$(21,765)	$6,891	$(44,361)	$53,421

Weighted-average shares:
Basic weighted-average number of common shares outstanding	50,183,296	49,441,621	49,758,833	49,392,655
Dilutive effect of weighted-average outstanding common shares equivalents
Stock Options	0	83,147	0	102,398
Restricted Stock	0	5,504	0	2,118

Diluted weighted-average number of common shares outstanding	50,183,296	49,530,272	49,758,833	49,497,171

Average shares of stock options and warrants with anti-dilutive effect	12,108,437	4,808,696	8,724,857	4,429,533

(Loss)/Earnings per common stock share:
Basic	$(0.43)	$0.14	$(0.89)	$1.08
Diluted	$(0.43)	$0.14	$(0.89)	$1.08

6. Stock-Based Compensation

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis. In May 2005, the stockholders of the Company approved the 2005 Incentive Plan which provides that 3,131,854 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, or as restricted stock, or as restricted stock units. In conjunction with the approval of the 2005 Incentive Plan, the Bancorp agreed to cease granting awards under the Equity Incentive Plan. As of September 30, 2009, the only options granted by the Company under the 2005 Incentive Plan were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except options granted to the Chief Executive Officer of the Company for 100,000 shares granted on February 21, 2008, of which 50% were vested on February 21, 2009, and the remaining 50% would vest on February 21, 2010. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. Stock options are typically granted in the first quarter of the year. There were no options granted during the first nine months of 2009. In February 21, 2008, the Company granted options of 689,200 shares and restricted stock units of 82,291 shares to selected bank officers and non-employee directors. The Company expects to issue new shares to satisfy stock option exercises and the vesting of restricted stock units.

Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date for those options expected to vest, and is recognized as an expense over the vesting period of the grant. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Based on SAB 107 and SAB 110, the Company has estimated the expected life of the options based on the average of the contractual period and the vesting period and has consistently applied the simplified method to all options granted starting from 2005. Option compensation expense totaled $1.2 million for the three months ended September 30, 2009, and $1.7 million for the three months ended September 30, 2008. For the nine months ended September 30, option compensation expense totaled $3.9 million for 2009 and $5.1 million for 2008. Stock-based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $6.2 million at September 30, 2009, and is expected to be recognized over the next 1.9 years.

The weighted average per share fair value on the date of grant of the options granted was $6.86 during the first quarter of 2008. There were no options granted in the first nine months of 2009. The Company estimated the expected life of the options based on the average of the contractual period and the vesting period. The fair value of stock options has been determined using the Black-Scholes option pricing model with the following assumptions:

Nine months ended
September 30, 2008
Expected life- number of years	6.4
Risk-free interest rate	3.09%
Volatility	30.04%
Dividend yield	1.80%

No stock options were exercised during the third quarter of 2009 and 2,000 shares were exercised during the third quarter of 2008. Cash received from exercises of stock options totaled $13,000 from the exercise of stock options on 1,280 shares during the nine months ended September 30, 2009, and $372,000 from the exercise of 20,906 shares during the nine months ended September 30, 2008. No stock options were vested during the third quarter of 2009 and during the third quarter of 2008. The table below summarizes stock option activity for the periods indicated:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2008	5,206,374	$27.72	5.6	$6,220

Granted	—	—
Forfeited	(7,956)	31.10
Exercised	(1,280)	10.63

Balance at March 31, 2009	5,197,138	$27.72	5.3	$—

Granted	—	—
Forfeited	(5,438)	34.15
Exercised	—	—

Balance at June 30, 2009	5,191,700	$27.71	5.1	$—

Granted	—	—
Forfeited	(21,766)	27.96
Exercised	—	—

Balance at September 30, 2009	5,169,934	$27.71	4.9	$—

Exercisable at September 30, 2009	4,233,106	$27.34	4.3	$—

At September 30, 2009, 1,609,640 shares were available under the Company’s 2005 Incentive Plan for future grants.

In addition to stock options above, in February 2008, the Company also granted restricted stock units on 82,291 shares of the Company’s common stock to its eligible employees. On the date of granting of these restricted stock units, the closing price of the Company’s stock was $23.37 per share. Such restricted stock units have a maximum term of five years and vest in approximately 20% annual increments subject to employees’ continued employment with the Company. On February 21, 2009, restricted stock units of 15,828 shares were vested at the closing price of $8.94 per share. Among the 15,828 restricted stock units, 2,865 shares were cancelled immediately for employees who elected to satisfy income tax withholding amounts through cancellation of restricted stock units. Common stock shares of 12,963 were issued and outstanding as of February 21, 2009. The following table presents information relating to the restricted stock units grant as of September 30, 2009:

Units
Balance at December 31, 2008	79,537
Vested	(12,963)
Cancelled or forfeited	(5,559)

Balance at September 30, 2009	61,015

The compensation expense recorded related to the restricted stock units above was $82,000 for the three months ended September 30, 2009, and $82,000 for the three months ended September 30, 2008. For the nine months ended September 30, compensation expense recorded was $245,000 in 2009 and $191,000 in 2008. Unrecognized stock-based compensation expense related to restricted stock units was $1.1 million at September 30, 2009, and is expected to be recognized over the next 3.4 years.

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

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Short-fall of tax deductions in excess of grant-date fair value	$(64)	$(3)	$(195)	$(240)
Benefit of tax deductions on grant-date fair value	64	15	198	297

Total benefit of tax deductions	$—	$12	$3	$57

7. Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are usually collateralized by U.S. government agency and mortgage-backed securities. The counter-parties to these agreements are nationally recognized investment banking firms that meet credit requirements of the Company and with whom a master repurchase agreement has been duly executed. As of December 31, 2008, the Company had four resale agreements of $201.0 million outstanding at an annualized weighted average interest rate of 5.39%. During the first quarter of 2009, one resale agreement of $51.0 million matured in January 2009 and three long-term resale agreements of $150.0 million were called in February 2009. As of September 30, 2009, the Company has no resale agreements outstanding.

For those securities obtained under the resale agreements, the collateral is either held by a third party custodian or by the counter-party and is segregated under written agreements that recognize the Company’s interest in the securities. Interest income associated with securities purchased under resale agreements was zero for the third quarter of 2009 and $1.3 million for the first nine months of 2009 and $2.8 million for the third quarter of 2008 and $12.0 million for the first nine months of 2008.

8. Securities

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale, as of September 30, 2009, and December 31, 2008:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entities	$805,461	$2,318	$—	$807,779
State and municipal securities	15,844	167	29	15,982
Mortgage-backed securities	2,297,707	29,271	1,440	2,325,538
Collateralized mortgage obligations	127,929	406	2,500	125,835
Asset-backed securities	317	—	69	248
Corporate bonds	10,246	—	676	9,570
Preferred stock of government sponsored entities	701	1,621	—	2,322
Other securities foreign organization	6,450	1	—	6,451
Other equity securities	1,785	—	702	1,083

Total	$3,266,440	$33,784	$5,416	$3,294,808

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. treasury securities	$10,510	$35	$—	$10,545
U.S. government sponsored entities	764,341	1,641	—	765,982
State and municipal securities	23,059	214	37	23,236
Mortgage-backed securities	2,029,265	53,476	5,278	2,077,463
Collateralized mortgage obligations	179,939	462	7,523	172,878
Asset-backed securities	423	—	63	360
Corporate bonds	35,246	—	2,676	32,570
Preferred stock of government sponsored entities	783	—	—	783

Total	$3,043,566	$55,828	$15,577	$3,083,817

Realized gains or losses on sales of securities available-for-sale are recorded using the specific identification method. The amortized cost and fair value of debt securities available-for-sale at September 30, 2009, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$8,195	$8,212
Due after one year through five years	439,844	439,772
Due after five years through ten years	657,258	664,113
Due after ten years	2,161,143	2,182,711

Total	$3,266,440	$3,294,808

Proceeds from sales, calls, and repayments of securities available-for-sale were $3.4 billion during the first nine months on 2009 compared to $2.8 billion during the same period a year ago, and were $424.2 million during the third quarter of 2009 compared to $1.2 billion during the same quarter a year ago. Gains of $52.4 million and no losses were realized on sales and calls of securities available-for-sale for the first nine months of 2009 compared with $20.7 million in gains and $6,000 in losses realized for the same period a year ago. Gains of $2.9 million and no losses were realized on sales and calls of securities available-for-sale for the third quarter of 2009 compared with $18.3 million in gains and no losses realized for the same quarter a year ago.

Between 2002 and 2004, the Company purchased a number of mortgage-backed securities and collateralized mortgage obligations comprised of interests in non-agency guaranteed residential mortgages. At September 30, 2009, the remaining par value was $14.0 million for these mortgage-backed securities with unrealized losses of $1.4 million and $121.0 million for collateralized mortgage obligations with unrealized losses of $2.4 million. The remaining par value of these securities totaled $135.0 million which represents 4.1% of the fair value of the Company’s securities available-for-sale and 1.1% of the Company’s total assets. At September 30, 2009, the unrealized loss for these securities totaled $3.8 million which represented 2.8% of the par amount of these non-agency guaranteed residential mortgages and resulted from increases in credit spreads subsequent to the date that these securities were purchased. Based on the Company’s analysis at September 30, 2009, there was no “other-than-temporary” impairment in these securities due to the low loan to value ratio for the loans underlying these securities, the credit support provided by junior tranches of these securitizations, and the continued AAA rating for all but five issues of these securities. The Company’s analysis also indicated the continued full ultimate collection of principal and interest for the five issues that were no longer rated AAA.

The Company’s unrealized loss on investments in corporate bonds relates to two investments in bonds of financial institutions in the amounts of $10 million and $250,000, all of which were investment grade at the date of acquisition and as of September 30, 2009. The unrealized losses of $676,000 were primarily caused by the widening of credit spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. Therefore, it is expected that these debentures would not be settled at a price less than the amortized cost of the investment.

ASC Topic 320 changes the requirements for recognizing other-than-temporary impairment (OTTI) for debt securities. ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The Company has no intent to sell and will not be required to sell available-for-sale securities that decline below their cost before their anticipated recovery. At September 30, 2009, there was no other-than-temporary impairment related to credit losses to be recognized in earnings. Other-than-temporary impairment related to all other factors was recognized in other comprehensive income.

The temporarily impaired securities represent 5.2% of the fair value of securities available-for-sale as of September 30, 2009. Unrealized losses for securities with unrealized losses for less than twelve months represent 2.1%, and securities with unrealized losses for twelve months or more represent 3.8% of the historical cost of these securities and generally resulted from increases in interest rates subsequent to the date that these securities were purchased. All of these securities are investment grade as of September 30, 2009. At September 30, 2009, 39 issues of securities had unrealized losses for 12 months or longer and 8 issues of securities had unrealized losses of less than 12 months. The table below shows the fair value, unrealized losses, and number of issuances as of September 30, 2009, of the temporarily impaired securities in the Company’s available-for-sale securities portfolio:

Temporarily Impaired Securities as of September 30, 2009

	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(In thousands, except no. of issuances)
Description of securities
State and municipal securities	—	—	—	668	29	1	668	29	1
Mortgage-backed securities	50,799	18	6	2,283	45	10	53,082	63	16
Non-agency mortgage-backed securities	—	—	—	12,565	1,377	3	12,565	1,377	3
Collateralized mortgage obligations	22,075	881	1	71,956	1,619	21	94,031	2,500	22
Asset-backed securities	—	—	—	249	69	1	249	69	1
Corporate bonds	—	—	—	9,320	676	3	9,320	676	3
Equity securities	1,083	702	1	—	—	—	1,083	702	1

Total	$73,957	$1,601	8	$97,041	$3,815	39	$170,998	$5,416	47

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

In August, 2009, the Company purchased U.S. government agency securities at par of $100.0 million and classified them as securities held-to-maturity securities. Book value for securities held-to-maturity were $99.9 million at September 30, 2009 and zero at September 30, 2008.

9. Investments in Affordable Housing

The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. The Company’s investments in these partnerships were $98.0 million at September 30, 2009, and $103.6 million at December 31, 2008. At September 30, 2009 and December 31, 2008, six of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s consolidated financial statements increased total assets and liabilities by $23.0 million at September 30, 2009, and by $22.8 million at December 31, 2008. Other borrowings for affordable housing limited partnerships were $19.4 million at September 30, 2009 and $19.5 million at December 31, 2008; recourse is limited to the assets of the limited partnerships. Unfunded commitments for affordable housing limited partnerships of $11.1 million as of September 30, 2009, and $22.1 million as of December 31, 2008 were recorded under other liabilities.

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

(In thousands)	At September 30, 2009	At December 31, 2008
Commitments to extend credit	$1,585,758	$2,047,985
Standby letters of credit	57,284	79,423
Other letters of credit	60,267	66,220
Bill of lading guarantees	44	493

Total	$1,703,353	$2,194,121

As of September 30, 2009, $11.1 million unfunded commitments for affordable housing investments were recorded under other liabilities compared to $22.1 million at December 31, 2008.

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

11. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 4.20% at September 30, 2009, compared to $1.6 billion with a weighted average rate of 3.95% at December 31, 2008. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from nine months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million are with initial fixed rates ranging from 1.00% and 3.50% with initial fixed rate terms ranging from nine months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The table below provides summary data for securities sold under agreements to repurchase as of September 30, 2009:

Securities Sold Under Agreements to Repurchase

(Dollars in millions)	Fixed-to-floating				Floating-to-fixed				Total
Callable	All callable at September 30, 2009				All callable at September 30, 2009
Rate type	Float Rate				Fixed Rate
Rate index	8% minus 3 month LIBOR

Maximum rate	3.75%	3.50%	3.50%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	5	4	1	2	1	10	4	30
Amount	$150.0	$250.0	$200.0	$50.0	$100.0	$50.0	$550.0	$200.0	$1,550.0
Weighted average rate	3.75%	3.50%	3.50%	3.25%	4.77%	4.83%	4.54%	5.00%	4.20%
Final maturity	2014	2014	2015	2015	2011	2012	2014	2017

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.8 billion as of September 30, 2009, and $1.7 billion as of December 31, 2008.

12. Advances from the Federal Home Loan Bank

Total advances from the FHLB of San Francisco decreased $520.0 million to $929.4 million at September 30, 2009 from $1.45 billion at December 31, 2008. Non-puttable advances totaled $229.4 million with a weighted rate of 4.76% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at September 30, 2009. The FHLB has the right to terminate the puttable transaction at par at each three-month anniversary after the first puttable date. As of September 30, 2009, all puttable FHLB advances were puttable but FHLB had not exercised its right to terminate any of the puttable transactions.

13. Subordinated Note and Junior Subordinated Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction (“Bank Subordinated Securities”). The debt has a maturity term of 10 years, is unsecured and bears interest at a rate of three month LIBOR plus 110 basis points, payable on a quarterly basis. At September 30, 2009, the per annum interest rate on the subordinated debt was 1.38% compared to 2.56% at December 31, 2008. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (“Capital Securities”). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp (“Junior Subordinated Securities”). The five special purpose trusts are considered variable interest entities under GAAP. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company. At September 30, 2009, junior subordinated debt securities totaled $121.1 million with a weighted average interest rate of

2.46% compared to $121.1 million with a weighted average rate of 4.02% at December 31, 2008. The junior subordinated debt securities have a stated maturity term of 30 years and are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

14. Income Taxes and Implementation of FASB Interpretation No. 48

The income tax benefit totaled $35.4 million, or an effective tax benefit rate of 52.4% for the first nine months of 2009 compared to income tax expense of $30.1 million, or effective tax rate of 36.1%, for the same period a year ago. Income tax benefit/expense results in effective tax rates that differ from the statutory Federal income tax rate for the periods indicated as follows:

	Nine Months Ended September 30,
	2009		2008
	(In thousands)
Tax provision at Federal statutory rate	$(23,616)	35.0%	$29,244	35.0%
State income taxes, net of Federal income tax benefit	(3,856)	5.7	5,332	6.4
Interest on obligations of state and political subdivisions, which are exempt from Federal taxation	(212)	0.3	(333)	(0.4)
Low income housing tax credit	(8,089)	12.0	(7,123)	(8.5)
Agency preferred stock write-down	—	—	4,632	5.5
Other, net	411	(0.6)	(1,619)	(1.9)

Total income tax (benefit)/expense	$(35,362)	52.4%	$30,133	36.1%

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

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense. The Company had approximately $0.3 million of accrued interest and penalties as of September 30, 2009 and $1.9 million of accrued interest and penalties as of December 31, 2008.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2005 and by the Franchise Tax Board of the State of California back to 2000. The Company is currently under audit by the California Franchise Tax Board for the years 2000 to 2004.

15. Sales of Common Stock

On September 9. 2009, the Company commenced a $75 million at-the-market common stock offering. Through September 30, 2009, the Company raised $31.4 million in additional capital through the sale of 3,490,000 shares of common stock from its at-the-market common stock offering.

16. Fair Value Measurements

ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted ASC Topic 820 on January 1, 2008, and determined the fair values of our financial instruments based on the following:

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

Equity investments. The Company records equity investments at fair value on a nonrecurring basis. However, from time to time, nonrecurring fair value adjustments to equity investments are recorded based on quoted market prices in active exchange market at the reporting date, a Level 1 measurement.

Warrants. The Company measures the fair value of warrants based on unobservable inputs based on assumption and management judgment, a Level 3 measurement.

Currency Option Contracts and Foreign Exchange Contracts. The Company measures the fair value of currency option and foreign exchange contracts based on dealer quotes on a recurring basis, a Level 2 measurement.

Interest Rate Swaps. Fair value of interest rate swaps was derived from observable market prices for similar assets on a recurring basis, a level 2 measurement.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring and non-recurring basis at September 30, 2009:

	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
On a Recurring Basis
Securities available-for-sale
U.S. government sponsored entities	$—	$807,779	$—	$807,779
State and municipal securities	—	15,982	—	15,982
Mortgage-backed securities	—	2,325,538	—	2,325,538
Collateralized mortgage obligations	—	125,835	—	125,835
Asset-backed securities	—	248	—	248
Corporate bonds	—	9,570	—	9,570
Preferred stock of government sponsored entities	—	2,322	—	2,322
Other foreign securities	—	6,451	—	6,451
Other equity securities	1,083	—	—	1,083

Total securities available-for-sale	1,083	3,293,725	—	3,294,808
Trading securities	12	—	—	12
Warrants	—	—	103	103
Option contracts	—	156	—	156
Foreign exchange contracts	—	11,766	—	11,766
On a Nonrecurring Basis
Impaired loans	—	99,773	36,139	135,912
Other real estate owned (1)	—	86,653	6,117	92,770
Equity investment	826	—	—	826

Total assets	$1,921	$3,492,073	$42,359	$3,536,353

Liabilities
On a Recurring Basis
Interest rate swaps	$—	$936	$—	$936
Option contracts	—	12	—	12
Foreign exchange contracts	—	296	—	296

Total liabilities	$—	$1,244	$—	$1,244

(1)	Other real estate owned balance of $87.8 million in the consolidated balance sheet is net of estimated disposal costs.

For assets measured at fair value on a nonrecurring basis, the following table summarizes the total losses recognized for the period indicated:

(In thousands)	For the three months ended September 30, 2009	For the nine months ended September 30, 2009
Impaired loans	(22,886)	(39,501)
Other real estate owned	(2,548)	(18,050)
Equity investment	—	—

Total losses recognized	$(25,434)	$(57,551)

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $103,000 at September 30, 2009, compared to $122,000 at December 31, 2008. The fair value adjustment of $19,000 was included in other operating income in 2009.

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

Fair Value of Financial Instruments

	As of September 30, 2009		As of December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$198,237	$198,237	$84,818	$84,818
Federal funds sold	—	—	—	—
Short-term investments	331,767	331,767	25,000	25,000
Securities purchased under agreements to resell	—	—	201,000	198,435
Securities held-to-maturity	99,865	101,282	—	—
Securities available-for-sale	3,294,808	3,294,808	3,083,817	3,083,817
Trading securities	12	12	12	12
Loans, net	6,917,332	6,896,752	7,340,181	7,348,316
Investment in Federal Home Loan Bank Stock	71,791	71,791	71,791	71,791
Option contracts	156	156	2,439	5
Foreign exchange contracts	11,766	11,766	15,991	1,122
Financial Liabilities
Deposits	7,708,731	7,727,199	6,836,736	6,861,412
Federal funds purchased	—	—	52,000	52,000
Securities sold under agreement to repurchase	1,550,000	1,711,720	1,610,000	1,785,725
Advances from Federal Home Loan Bank	929,362	995,942	1,449,362	1,523,718
Other borrowings	20,668	20,668	19,500	19,500
Long-term debt	171,136	87,918	171,136	91,496
Interest rate swaps	936	936	—	—
Foreign exchange contracts	296	296	103,187	9,235

	As of September 30, 2009		As of December 31, 2008
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,585,758	$(845)	$2,047,985	$(3,089)
Standby letters of credit	57,284	(274)	79,423	(417)
Other letters of credit	60,267	(35)	66,220	(38)
Bill of lading guarantees	44	—	493	(2)

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

As a result of ongoing volatility in the financial services industry, the Company’s market capitalization decreased to a level below book value as of September 30, 2009. The Company engaged an independent valuation firm to compute the fair value estimates of each reporting unit as part of its impairment assessment. The independent valuation utilized two separate valuation methodologies and applied a weighted average to each methodology in order to determine fair value for each reporting unit.

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

The valuation as of September 30, 2009, indicated that the fair value for the Retail Banking and East Coast Operations, the only two reporting units with allocated goodwill, exceeded their carrying amounts. Consequently, no goodwill impairment charge was recorded as of September 30, 2009. While management uses the best information available to estimate future performance for each reporting unit, future adjustments to management’s projections may be necessary if conditions differ substantially from the assumptions used in making the estimates.

19. Financial Derivatives

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

The Company follows ASC Topic 815 which established accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the Company’s consolidated balance sheet and measurement of those financial derivatives at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge.

In the third quarter of 2009, we entered into five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years. These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities. At September 30, 2009, the Company paid fixed rate at weighted average rate of 1.95% and received floating 3-month Libor rate at weighted average rate of 0.36%. The net amount accrued on these interest rate swaps of $402,000 for the three months and for the nine months ended September 30, 2009 were recorded to reduce other non-interest income. At September 30, 2009, the Company recorded $936,000 within other liabilities to recognize the negative fair value of these interest rate swaps.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates, for foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At September 30, 2009, the notional amount of option contracts totaled $8.3 million and with a net positive fair value of $144,000, the notional amount of spot and forward contracts totaled $75.0 million and with a positive fair value of $11.8 million, the notional amount of spot and forward contracts totaled $21.2 million and with a negative fair value of $296,000.

20. Subsequent Events

The Company has evaluated subsequent events through November 6, 2009, the date these consolidated financial statements were issued.

On October 12, 2009, the Company terminated its at-the-market common stock program and commenced a public offering of $70.4 million of common stock. On October 13, 2009, the Company sold 8,756,756 shares of its common stock (including 1,142,185 shares through the underwriter’s over subscription option) through a follow on public offering and raised $76.0 million in additional capital which was net of underwriter’s discount and professional expenses totaling $5.0 million. The Company closed its public common stock offering on October 19, 2009.

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

HIGHLIGHTS

•	Nonaccrual loans down 6% - Total nonaccrual loans decreased by 6%, or $22.6 million, to $360.5 million at September 30, 2009 compared to $383.1 million at June 30, 2009.

•

Total accruing delinquent loans down 50% – Total loans delinquent 30 days or more and still accruing interest decreased by 50% to $79.3 million at September 30, 2009 compared to $158.2 million at June 30, 2009.

•	Increase in net interest margin – Net interest margin for the third quarter of 2009 increased to 2.65% from 2.49% for the second quarter of 2009.

•

Allowance for credit losses strengthened – Total allowance for credit losses increased to $194.4 million, or 2.73%, of total loans at September 30, 2009 compared to 2.42% of total loans at June 30, 2009.

•

Decrease in provision for credit losses – The Company recorded a provision for credit losses of $76.0 million during the third quarter of 2009, a decrease of $17.0 million in the provision for credit losses, as compared to a provision of $93.0 million during the second quarter of 2009.

•

Capital strengthened – During the months of September 2009 and October 2009, the Company raised $107.4 million in additional capital through the sale of 3.5 million shares of common stock in its at-the-market capital offering and 8.7 million shares of common stock in its public offering.

Statement of Operations Review

Net (Loss)/Income

Net loss attributable to common stockholders for the three months ended September 30, 2009 was $21.8 million, a $28.7 million income decrease, compared to net income attributable to common stockholders of $6.9 million for the same period a year ago. Loss per share for the three months ended September 30, 2009, was $0.43 compared to earnings of $0.14 per diluted share for the same period a year ago due primarily to increases in the provision for credit losses, lower net interest income and higher provision for OREO write-downs.

Return on average stockholders’ equity was negative 5.58% and return on average assets was negative 0.60% for the three months ended September 30, 2009, compared to a return on average stockholders’ equity of 2.71% and a return on average assets of 0.25% for the same period of 2008

Financial Performance

	Third Quarter 2009	Third Quarter 2008
Net (loss)/income	$(17.7) million	$6.9 million
Net (loss)/income available to common stockholders	$(21.8) million	$6.9 million
(Loss)/basic earnings per common share	$(0.43)	$0.14
(Loss)/diluted earnings per common share	$(0.43)	$0.14

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses decreased to $72.5 million during the third quarter of 2009, a decline of $1.1 million, or 1.5%, compared to $73.6 million during the same quarter a year ago. The decrease was due primarily to the increases in interest expense paid for securities sold under agreements to repurchase.

The net interest margin, on a fully taxable-equivalent basis, was 2.65% for the third quarter of 2009. The net interest margin increased 16 basis points from 2.49% in the second quarter of 2009, and decreased 23 basis points from 2.88%, on a fully taxable-equivalent basis, in the third quarter of 2008. The decrease in net interest margin from the prior year primarily resulted from increases in non-accrual loans and the increase in the borrowing rate on our long term repurchase agreements and other borrowed funds. The majority of our variable rate loans contain interest rate floors, which help limit the impact of the recent decreases in the prime interest rate.

For the third quarter of 2009, the yield on average interest-earning assets was 4.82%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities equaled 2.48%, and the cost of interest bearing deposits was 1.80%. In comparison, for the third quarter of 2008, the yield on average interest-earning assets was 5.70%, on a fully taxable-equivalent basis, cost of funds on average interest-bearing liabilities equaled 3.21%, and the cost of interest bearing deposits was 2.84%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, decreased 15 basis points to 2.34% for the third quarter ended September 30, 2009, from 2.49% for the same quarter a year ago, primarily due to the reasons discussed above.

The cost of deposits, including demand deposits, decreased 33 basis points to 1.62% in the third quarter of 2009 compared to 1.95% in the second quarter of 2009 due primarily to growth in core deposits and decreased 89 basis points from 2.51% in the third quarter of 2008 due partly to decrease in market rates and partly to growth in core deposits.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Three months ended September 30,	2009			2008
Taxable-equivalent basis (Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest Earning Assets
Commercial loans	$1,428,143	$17,104	4.75%	$1,606,864	$21,171	5.24%
Residential mortgage	838,268	11,059	5.28	772,460	10,983	5.69
Commercial mortgage	4,142,771	62,858	6.02	4,126,133	68,364	6.59
Real estate construction loans	782,817	8,390	4.25	898,728	13,247	5.86
Other loans and leases	19,972	177	3.52	21,633	240	4.41

Total loans and leases (1)	7,211,971	99,588	5.48	7,425,818	114,005	6.11
Taxable securities	3,385,904	31,589	3.70	2,484,473	27,575	4.42
Tax-exempt securities (3)	18,590	257	5.48	47,938	868	7.20
Federal Home Loan Bank Stock	71,819	149	0.82	64,228	1,004	6.22
Interest bearing deposits	57,297	119	0.82	8,941	42	1.87
Federal funds sold & securities purchased under agreements to resell	104,946	35	0.13	188,522	2,899	6.12

Total interest-earning assets	10,850,527	131,737	4.82	10,219,920	146,393	5.70

Non-interest earning assets
Cash and due from banks	127,493			82,102
Other non-earning assets	840,826			724,950

Total non-interest earning assets	968,319			807,052
Less: Allowance for loan losses	(183,000)			(90,162)
Deferred loan fees	(9,206)			(10,527)

Total assets	$11,626,640			$10,926,283

Interest bearing liabilities:
Interest bearing demand accounts	$310,047	$312	0.40	$268,802	$382	0.57
Money market accounts	967,839	3,751	1.54	760,679	3,466	1.81
Savings accounts	338,053	182	0.21	337,538	261	0.31
Time deposits	5,175,066	26,602	2.04	4,708,290	39,217	3.31

Total interest-bearing deposits	6,791,005	30,847	1.80	6,075,309	43,326	2.84

Federal funds purchased	163	1	0.45	39,842	206	2.06
Securities sold under agreements to repurchase	1,556,343	16,555	4.22	1,550,000	15,174	3.89
Other borrowings	957,558	10,662	4.42	1,157,430	11,785	4.05
Long-term debt	171,136	1,067	2.47	171,136	2,030	4.72

Total interest-bearing liabilities	9,476,205	59,132	2.48	8,993,717	72,521	3.21

Non-interest bearing liabilities
Demand deposits	783,799			788,028
Other liabilities	101,772			125,535
Total equity	1,264,864			1,019,003

Total liabilities and equity	$11,626,640			$10,926,283

Net interest spread (4)			2.34%			2.49%

Net interest income (4)		$72,605			$73,872

Net interest margin (4)			2.65%			2.88%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Three months ended September 30, 2009-2008 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-Earning Assets:
Loans and leases	(3,150)	(11,267)	(14,417)
Taxable securities	8,912	(4,898)	4,014
Tax-exempt securities (2)	(440)	(171)	(611)
Federal Home Loan Bank Stock	105	(960)	(855)
Deposits with other banks	112	(35)	77
Federal funds sold and securities purchased under agreements to resell	(893)	(1,971)	(2,864)

Total increase in interest income	4,646	(19,302)	(14,656)

Interest-Bearing Liabilities:
Interest bearing demand accounts	53	(123)	(70)
Money market accounts	855	(570)	285
Savings accounts	1	(80)	(79)
Time deposits	3,563	(16,178)	(12,615)
Federal funds purchased	(115)	(90)	(205)
Securities sold under agreements to repurchase	64	1,317	1,381
Other borrowed funds	(2,129)	1,006	(1,123)
Long-term debts	—	(963)	(963)

Total increase in interest expense	2,292	(15,681)	(13,389)

Changes in net interest income	$2,354	$(3,621)	$(1,267)

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Provision for Loan Losses

The provision for credit losses was $76.0 million for the third quarter of 2009 compared to $93.0 million for the second quarter of 2009 and compared to $15.8 million in the third quarter of 2008. The provision for credit losses was based on the review of the adequacy of the allowance for loan losses at September 30, 2009. The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio, including unfunded commitments. The following table summarizes the charge-offs and recoveries for the periods as indicated:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2009	2008	2009	2008
Charge-offs:
Commercial loans	$27,492	$6,796	$49,657	$8,917
Construction loans- residential	13,126	3,230	58,535	8,239
Construction loans- other	1,966	—	10,734	—
Real estate loans	12,094	172	26,550	554
Real estate- land loans	3,865	—	7,599	339
Installment and other loans	—	—	4	—

Total charge-offs	58,543	10,198	153,079	18,049

Recoveries:
Commercial loans	219	1,067	523	1,634
Construction loans- residential	598	—	772	83
Construction loans- other	—	—	1	—
Real estate loans	46		46
Real estate- land loans	685	—	686	—
Installment and other loans	2	4	19	16

Total recoveries	1,550	1,071	2,047	1,733

Net Charge-offs	$56,993	$9,127	$151,032	$16,316

Total charge-offs of $58.5 million for the third quarter of 2009 included $13.1 million of charge-offs on twelve residential construction loans, $2.0 million of charge-offs on commercial property construction loans, $10.6 million of charge-offs on commercial real estate loans, $27.5 million on 25 commercial loans, $1.5 million charge-offs on residential mortgage loans, and $3.8 million of charge-offs on land loans. Net loan charge-offs increased from $56.0 million in the second quarter of 2009 to $57.0 million in the third quarter of 2009 and compared to $9.1 million in the third quarter of last year. Net loan charge-offs remained high in the third quarter as a result of the continuing weak economy.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $10.3 million for the third quarter of 2009, an increase of $18.7 million compared to the non-interest loss of $8.4 million for the third quarter of 2008. The increase in non-interest income was primarily due to net securities losses in 2008 of $15.3 million. In the third quarter of 2009, net gains on sales of agency mortgage-backed securities were $2.9 million compared to a $27.8 million other-than-temporary impairment charge on agency preferred stock which was partially offset by net gains of $12.5 million from sales of agency mortgage-backed securities in the same quarter a year ago. In the third quarter of 2009, the Company sold an aircraft owned through a leveraged lease and recorded a $3.3 million gain included in other operating income. Offsetting the above gains were losses of $1.3 million from interest rate swap agreements, a decrease of $1.0 million from foreign exchange and currency transaction commissions, and $328,000 from higher write-downs of venture capital investments.

Non-Interest Expense

Non-interest expense increased $3.8 million, or 10.8%, to $38.8 million in the third quarter of 2009 compared to $35.0 million in the same quarter a year ago. The efficiency ratio was 46.87% in the third quarter of 2009 compared to 53.69% for the same period a year ago due to the securities losses recorded in the prior year.

OREO expense increased $2.9 million to $4.1 million in the third quarter of 2009 from $1.2 million in the same quarter a year ago primarily due to higher OREO provision and expense resulting from increased OREO activities.

FDIC and State assessments increased $3.2 million to $4.5 million in the third quarter of 2009 from $1.3 million in the same quarter a year ago due to a higher assessment rate. Occupancy expense increased $606,000 primarily due to increases in depreciation expense of $782,000 primarily related to our new administrative offices at 9650 Flair Drive, El Monte which opened in January 2009, which were partially offset by lower rental expense of $206,000. Professional service expense increased $284,000, or 8.3%, primarily due to increases in credit appraisal expenses, legal expenses, and collection expenses.

Offsetting the above described increases were decreases of $2.0 million in salaries and employee benefits and decreases of $1.4 million expense from operations of affordable housing investments. Salaries and employee benefits decreased primarily due to a $665,000 decrease in option compensation expense, a $556,000 decrease in bonus accruals, and a $331,000 decrease in salaries. Expense from operations of affordable housing investments decreased as the result of an expense reversal of $494,000 to the prior year’s estimated losses in the third quarter of 2009 compared to additional expense adjustment of $577,000 in the same quarter a year ago.

Income Taxes

The effective tax rate was 51.7% for the third quarter of 2008 and 27.9% for the full year 2008. The tax benefit for the third quarter of 2009 resulted from the pretax loss for the quarter and the utilization of low income housing tax credits.

Year-to-Date Statement of Operations Review

Net loss available to common stockholders for the first nine months of 2009 was $44.4 million, an $97.8 million, or 183%, decrease compared to net income available to common stockholders of $53.4 million for the same period a year ago. Loss per share was $0.89 compared to earnings of $1.08 per diluted share for the same period a year ago due primarily to increases in the provision for loan losses, lower net interest income and higher provision for OREO write-downs. The net interest margin for the nine months ended September 30, 2009, decreased 38 basis points to 2.61% compared to 2.99% for the same period a year ago.

Return on average stockholders’ equity was negative 3.35% and return on average assets was negative 0.37% for the nine months ended September 30, 2009, compared to a return on average stockholders’ equity of 7.09% and a return on average assets of 0.67% for the same period of 2008. The efficiency ratio for the nine months ended September 30, 2009 was 46.66% compared to 44.00% for the same period a year ago.

The average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rates, the net interest spread and the net interest margins are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Nine months ended September 30,	2009			2008
Taxable-equivalent basis (Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest Earning Assets
Commercial loans	$1,506,915	$53,190	4.72%	$1,538,657	$65,866	5.72%
Residential mortgage	815,939	32,324	5.28	722,149	31,290	5.78
Commercial mortgage	4,130,418	188,574	6.10	3,980,427	202,127	6.78
Real estate construction loans	862,781	27,559	4.27	853,477	41,766	6.54
Other loans and leases	20,763	585	3.77	24,063	831	4.61

Total loans and leases (1)	7,336,816	302,232	5.51	7,118,773	341,880	6.42
Taxable securities	3,174,308	94,104	3.96	2,404,666	84,507	4.69
Tax-exempt securities (3)	20,234	954	6.30	58,690	3,730	8.49
Federal Home Loan Bank stock	71,800	149	0.28	65,283	2,685	5.49
Interest bearing deposits	42,615	250	0.78	13,007	523	5.37
Federal funds sold & securities purchased under agreements to resell	63,300	1,338	2.83	261,613	12,294	6.28

Total interest-earning assets	10,709,073	399,027	4.98	9,922,032	445,619	6.00

Non-interest earning assets
Cash and due from banks	117,336			83,207
Other non-earning assets	799,162			679,754

Total non-interest earning assets	916,498			762,961
Less: Allowance for loan losses	(154,377)			(76,728)
Deferred loan fees	(9,415)			(10,495)

Total assets	$11,461,779			$10,597,770

Interest bearing liabilities:
Interest bearing demand accounts	$283,027	$854	0.40	$253,380	$1,232	0.65
Money market accounts	854,706	9,958	1.56	733,578	10,533	1.92
Savings accounts	325,943	528	0.22	335,193	981	0.39
Time deposits	5,070,283	94,194	2.48	4,448,113	123,171	3.70

Total interest-bearing deposits	6,533,959	105,534	2.16	5,770,264	135,917	3.15

Federal funds purchased	11,220	23	0.27	40,299	798	2.65
Securities sold under agreement to repurchase	1,565,455	48,527	4.14	1,553,622	44,716	3.84
Other borrowings	1,012,015	31,781	4.20	1,149,401	35,259	4.10
Junior subordinated notes	171,136	3,891	3.04	171,136	6,889	5.38

Total interest-bearing liabilities	9,293,785	189,756	2.73	8,684,722	223,579	3.44

Non-interest bearing liabilities
Demand deposits	757,710			777,664
Other liabilities	121,504			120,574
Total equity	1,288,780			1,014,810

Total liabilities and equity	$11,461,779			$10,597,770

Net interest spread (4)			2.25%			2.56%

Net interest income (4)		$209,271			$222,040

Net interest margin (4)			2.61%			2.99%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.

(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Nine months ended September 30, 2009-2008 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-Earning Assets:
Loans and leases	10,190	(49,838)	(39,648)
Taxable securities	24,189	(14,592)	9,597
Tax-exempt securities (2)	(1,993)	(783)	(2,776)
Federal Home Loan Bank stock	245	(2,781)	(2,536)
Deposits with other banks	452	(725)	(273)
Federal funds sold and securities purchased under agreements to resell	(6,350)	(4,606)	(10,956)

Total increase in interest income	26,733	(73,325)	(46,592)

Interest-Bearing Liabilities:
Interest bearing demand accounts	131	(509)	(378)
Money market accounts	1,585	(2,160)	(575)
Savings accounts	(26)	(427)	(453)
Time deposits	15,556	(44,533)	(28,977)
Federal funds purchased	(346)	(429)	(775)
Securities sold under agreement to repurchase	339	3,472	3,811
Other borrowed funds	(4,328)	850	(3,478)
Long-term debt	—	(2,998)	(2,998)

Total increase in interest expense	12,911	(46,734)	(33,823)

Changes in net interest income	$13,822	$(26,591)	$(12,769)

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Balance Sheet Review

Assets

Total assets increased by $167.1 million, or 1.4%, to $11.7 billion at September 30, 2009, from $11.6 billion at December 31, 2008 primarily due to a $211.0 million increase in securities available-for-sale and a $420.2 million increase in cash, due from banks and short-term investments offset by a $422.8 million decrease in net loans.

Securities

Total securities were $3.4 billion, or 28.9%, of total assets at September 30, 2009, compared with $3.1 billion, or 26.6%, of total assets at December 31, 2008. The increase of $310.9 million was primarily due to purchase of U.S government sponsored agency securities and mortgage-backed securities.

The net unrealized gains on securities available-for-sale, which represents the difference between fair value and amortized cost, totaled $28.4 million at September 30, 2009, compared to net unrealized gains of $40.3 million at year-end 2008. Net unrealized gains/losses in the securities available-for-sale are included in accumulated other comprehensive income or loss, net of tax, as part of total stockholders’ equity.

The average taxable-equivalent yield on securities decreased 76 basis points to 3.71% for the three months ended September 30, 2009, compared with 4.47% for the same period a year ago, as securities were sold, matured, prepaid, or were called and proceeds were reinvested at lower interest rates.

The following tables summarize the composition, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale, as of September 30, 2009, and December 31, 2008:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entities	$805,461	$2,318	$—	$807,779
State and municipal securities	15,844	167	29	15,982
Mortgage-backed securities	2,297,707	29,271	1,440	2,325,538
Collateralized mortgage obligations	127,929	406	2,500	125,835
Asset-backed securities	317	—	69	248
Corporate bonds	10,246	—	676	9,570
Preferred stock of government sponsored entities	701	1,621	—	2,322
Other securities foreign organization	6,450	1	—	6,451
Other equity securities	1,785	—	702	1,083

Total	$3,266,440	$33,784	$5,416	$3,294,808

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. treasury securities	$10,510	$35	$—	$10,545
U.S. government sponsored entities	764,341	1,641	—	765,982
State and municipal securities	23,059	214	37	23,236
Mortgage-backed securities	2,029,265	53,476	5,278	2,077,463
Collateralized mortgage obligations	179,939	462	7,523	172,878
Asset-backed securities	423	—	63	360
Corporate bonds	35,246	—	2,676	32,570
Preferred stock of government sponsored entities	783	—	—	783

Total	$3,043,566	$55,828	$15,577	$3,083,817

The following table summarizes the scheduled maturities by security type of securities available-for-sale, as of September 30, 2009:

	September 30, 2009
	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total
	(In thousands)
Maturity Distribution:
U.S. government sponsored entities	$1,263	$416,473	$390,042	$—	$807,778
State and municipal securities	155	9,136	4,232	2,460	15,983
Mortgage-backed securities (1)	93	14,163	153,993	2,157,288	2,325,537
Collateralized mortgage obligations (1)	—	—	115,846	9,989	125,835
Asset-backed securities (1)	—	—	—	249	249
Corporate bonds	250	—	—	9,320	9,570
Preferred stock of government sponsored entities (2)	—	—	—	2,322	2,322
Other securities foreign organization	6,451	—	—	—	6,451
Other equity securities (2)	—	—	—	1,083	1,083

Total	$8,212	$439,772	$664,113	$2,182,711	$3,294,808

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	These is no stated maturity for equity securities.

Between 2002 and 2004, the Company purchased a number of mortgage-backed securities and collateralized mortgage obligations comprised of interests in non-agency guaranteed residential mortgages. At September 30, 2009, the remaining par value was $14.0 million for these mortgage-backed securities with unrealized losses of $1.4 million and $121.0 million for collateralized mortgage obligations with unrealized losses of $2.4 million. The remaining par value of these securities totaled $135.0 million which represents 4.1% of the fair value of the Company’s securities available-for-sale and 1.1% of the Company’s total assets. At September 30, 2009, the unrealized loss for these securities totaled $3.8 million which represented 2.8% of the par amount of these non-agency guaranteed residential mortgages and resulted from increases in credit spreads subsequent to the date that these securities were purchased. Based on the Company’s analysis at September 30, 2009, there was no “other-than-temporary” impairment in these securities due to the low loan to value ratio for the loans underlying these securities, the credit support provided by junior tranches of these securitizations, and the continued AAA rating for all but five issues of these securities. The Company’s analysis also indicated the continued full ultimate collection of principal and interest for the five issues that were no longer rated AAA.

The Company’s unrealized loss on investments in corporate bonds relates to two investments in bonds of financial institutions in the amounts of $10 million and $250,000, all of which were investment grade at the date of acquisition and as of September 30, 2009. The unrealized losses of $676,000 were primarily caused by the widening of credit spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. Therefore, it is expected that these debentures would not be settled at a price less than the amortized cost of the investment.

ASC Topic 320 changes the requirements for recognizing other-than-temporary impairment (OTTI) for debt securities. ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The Company has no intent to sell and will not be required to sell available-for-sale securities that decline below their cost before their anticipated recovery. At September 30, 2009, there was no other-than-temporary impairment related to credit losses to be recognized in earnings. Other-than-temporary impairment related to all other factors was recognized in other comprehensive income.

The temporarily impaired securities represent 5.2% of the fair value of securities available-for-sale as of September 30, 2009. Unrealized losses for securities with unrealized losses for less than twelve months represent 2.1%, and securities with unrealized losses for twelve months or more represent 3.8% of the historical cost of these securities and generally resulted from increases in interest rates subsequent to the date that these securities were purchased. All of these securities are investment grade as of September 30, 2009. At September 30, 2009, 39 issues of securities had unrealized losses for 12 months or longer and 8 issues of securities had unrealized losses of less than 12 months. The table below shows the fair value, unrealized losses, and number of issuances as of September 30, 2009, of the temporarily impaired securities in the Company’s available-for-sale securities portfolio:

Temporarily Impaired Securities as of September 30, 2009

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(In thousands, except no. of issuances)
Description of securities
State and municipal securities	—	—	—	668	29	1	668	29	1
Mortgage-backed securities	50,799	18	6	2,283	45	10	53,082	63	16
Non-agency mortgage-backed securities	—	—	—	12,565	1,377	3	12,565	1,377	3
Collateralized mortgage obligations	22,075	881	1	71,956	1,619	21	94,031	2,500	22
Asset-backed securities	—	—	—	249	69	1	249	69	1
Corporate bonds	—	—	—	9,320	676	3	9,320	676	3
Equity securities	1,083	702	1	—	—	—	1,083	702	1

Total	$73,957	$1,601	8	$97,041	$3,815	39	$170,998	$5,416	47

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

In August, 2009, the Company purchased U.S. government agency securities at par of $100.0 million and classified them as securities held-to-maturity securities. Book value for securities held-to-maturity were $99.9 million at September 30, 2009 and zero at September 30, 2008.

Loans

Total gross loans decreased $356.8 million, or 4.8%, to $7.1 billion as of September 30, 2009, from $7.5 billion as of December 31, 2008, primarily due to decreases in commercial loans of $219.1 million, or 13.5%, and decreases in construction loans of $198.1 million, or 21.7%. As a result of a weak economy, declines in trade finance caused decreases in commercial loans in the first nine months of 2009.

At September 30, 2009, commercial mortgage loans represented approximately 57.9% of the Bank’s gross loans compared to 55.3% at year-end 2008.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

(Dollars in thousands)	September 30, 2009	% of Gross Loans	December 31, 2008	% of Gross Loans	% Change
Type of Loans
Commercial	$1,401,325	19.7%	$1,620,438	21.7%	-13.5%
Residential mortgage	666,510	9.4	622,741	8.3	7.0
Commercial mortgage	4,123,022	57.9	4,132,850	55.3	(0.2)
Equity lines	192,743	2.7	168,756	2.3	14.2
Real estate construction	715,071	10.0	913,168	12.2	(21.7)
Installment	11,819	0.2	11,340	0.2	4.2
Other	5,092	0.1	3,075	0.0	65.6

Gross loans and leases	$7,115,582	100%	$7,472,368	100%	-4.8%

Allowance for loan losses	(189,370)		(122,093)		55.1
Unamortized deferred loan fees	(8,880)		(10,094)		(12.0)

Total loans and leases, net	$6,917,332		$7,340,181		-5.8%

Asset Quality Review

Non-performing Assets

Non-performing assets to gross loans and other real estate owned was 6.45% at September 30, 2009, compared to 3.34% at December 31, 2008. Total non-performing assets increased $213.0 million, or 84.6%, to $464.8 million at September 30, 2009, compared with $251.8 million at December 31, 2008, primarily due to a $179.3 million, or 99.0%, increase in non-accrual loans.

The following table sets forth the breakdown of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	September 30, 2009	December 31, 2008	% Change
Non-performing assets
Accruing loans past due 90 days or more	$16,507	$6,733	145
Non-accrual loans:
Construction -residential	96,329	100,169	(4)
Construction -non-residential	35,201	22,012	60
Land	27,258	12,608	116
Commercial real estate, excluding land	164,967	19,733	736
Commercial	25,479	20,904	22
Residential mortgage	11,271	5,776	95

Total non-accrual loans:	$360,505	$181,202	99

Total non-performing loans	377,012	187,935	101
Other real estate owned and other assets	87,769	63,892	37

Total non-performing assets	$464,781	$251,827	85

Performing troubled debt restructurings	$59,400	$924	6,329

Allowance for loan losses	$189,370	$122,093	55
Allowance for off-balance sheet credit commitments	5,023	7,332	(31)

Allowance for credit losses	$194,393	$129,425	50

Total gross loans outstanding, at period-end	$7,115,582	$7,472,368	(5)
Non-performing assets as a percentage of gross loans and OREO	6.45%	3.34%
Allowance for loan losses to non-performing loans, at period-end	50.23%	64.97%
Allowance for loan losses to gross loans, at period-end	2.66%	1.63%

Allowance for credit losses to non-performing loans, at period-end	51.56%	68.87%
Allowance for credit losses to gross loans, at period-end	2.73%	1.73%

Non-accrual Loans

At September 30, 2009, total non-accrual loans of $360.5 million increased $179.3 million, or 99.0% from $181.2 million at December 31, 2008. A summary of non-accrual loans by collateral type as of September 30, 2009 is shown below:

	California	No. of Borrowers	Other States	No. of Borrowers	Total	No. of Borrowers
	(Dollars in thousands except no. of borrowers)
Collateral Type
Commercial real estate	$110,361	32	$54,606	29	$164,967	61
Commercial	18,855	29	6,624	10	25,479	39
Construction- residential	86,901	16	9,428	6	96,329	22
Construction- non-residential	34,227	5	974	2	35,201	7
Residential mortgage	8,617	30	2,654	12	11,271	42
Land	22,265	16	4,993	6	27,258	22

Total	$281,226	128	$79,279	65	$360,505	193

The following table presents non-accrual loans by type of collateral securing the loans, as of the dates indicated:

	September 30, 2009		December 31, 2008
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/ multi-family residence	$121,491	$229	$117,393	$230
Commercial real estate	186,277	1,298	30,297	715
Land	27,258	1,500	12,608	—
Personal property (UCC)	—	21,322	—	18,993
Other/TCD	—	1,130	—	—
Unsecured	—	—	—	966

Total	$335,026	$25,479	$160,298	$20,904

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

The following table presents non-accrual loans by type of businesses in which the borrowers are engaged, as of the dates indicated:

	September 30, 2009		December 31, 2008
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$267,670	$2,085	$151,170	$4,878
Wholesale/Retail	51,902	14,254	2,684	9,252
Food/Restaurant	—	5,895	817	5,642
Import/Export	4,427	3,245	—	1,132
Other	11,027	—	5,627	—

Total	$335,026	$25,479	$160,298	$20,904

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans.

Included in nonaccrual commercial real estate loans is a loan with an outstanding balance of $47.6 million to a borrower who filed for bankruptcy in March 2009. While the loan is non-accrual at September 30, 2009, management believes that the value of the underlying real estate collateral is sufficient for a full collection of principal and interest. Nonaccrual loans also include those troubled debt restructurings that do not qualify for accrual status.

Other Real Estate Owned

At September 30, 2009, net carrying value of other real estate owned increased $26.8 million, or 43.8%, to $87.8 million from $61.0 million at December 31, 2008. At September 30, 2009, $51.7 million of OREO was located in California, $25.1 million of OREO was located in Texas, $5.0 million of OREO was located in state of Washington, $4.5 million of OREO was located in Nevada, and $1.5 million was located in all other states. At September 30, 2009, OREO by type was comprised of residential properties of $3.5 million, or 3.9%, retail stores, office building, shopping centers and other non-farm non-residential properties of $8.2 million, or 9.4%, residential-zoned land of $20.4 million, or 23.2%, residential construction of $28.0 million, or 31.9%, and non-farm non-residential construction of $27.7 million, or 31.6%.

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a formal modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date. Although these loan modifications are considered SFAS 15 troubled debt restructurings, the loans have performed under the restructured terms and have demonstrated sustained performance under the modified terms. The sustained performance considered by management includes the periods prior to the modification if the prior performance met or exceeded the modified terms as well as cash paid to set up interest reserves.

Troubled debt restructurings on accrual status totaled $59.4 million at September 30, 2009 and were comprised of 12 loans, an increase of $58.5 million, compared to three loans totaling $924,000 at December 31, 2008. A land loan of $22.2 million in Nevada was restructured during the second quarter of 2009 to a below market interest rate and is included in the troubled debt restructured loans total. A hotel loan of $10.3 million, two commercial real estate loans of $12.8 million, a residential construction loan of $10.7 million and a land loan of $2.0 million were restructured during the third quarter of 2009.

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

The Company identified impaired loans with a recorded investment of $419.9 million at September 30, 2009, compared with $181.2 million at year-end 2008, an increase of $238.7 million, or 132%. The Company considers all non-accrual loans to be impaired. The following table presents impaired loans and the related allowance, as of the dates indicated:

	At September 30, 2009	At December 31, 2008
	(In thousands)
Balance of impaired loans with no allocated allowance	$268,334	$79,852
Balance of impaired loans with an allocated allowance	151,571	101,350

Total recorded investment in impaired loans	$419,905	$181,202

Amount of the allowance allocated to impaired loans	$15,263	$28,538

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

There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of September 30, 2009, and as of December 31, 2008.

Allowance for Credit Losses

The Bank maintains the allowance for credit losses at a level that is considered adequate to absorb the estimated and known risks in the loan portfolio and off-balance sheet unfunded credit commitments. Allowance for credit losses is comprised of the allowance for loan losses and the reserve for off-balance sheet unfunded credit commitments. With this risk management objective, the Bank’s management has an established monitoring system that is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy level of the allowance for credit losses in a timely manner.

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

The allowance for loan losses was $189.4 million and the allowance for off-balance sheet unfunded credit commitments was $5.0 million at September 30, 2009, and represented the amount that the Company believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio. The allowance for credit losses, the sum of allowance for loan losses and for off-balance sheet unfunded credit commitments, was $194.4 million at September 30, 2009, compared to $129.4 million at December 31, 2008, an increase of $65.0 million, or 50.2%. The allowance for credit losses represented 2.73% of period-end gross loans and 51.6% of non-performing loans at September 30,

2009. The comparable ratios were 1.73% of period-end gross loans and 68.9% of non-performing loans at December 31, 2008. The following table sets forth information relating to the allowance for credit losses for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$169,551	$84,856	$122,093	$64,983
Provision for credit losses	76,000	15,800	216,000	43,800
Transfers from (to) reserve for off-balance sheet credit commitments	812	539	2,309	(399)
Charge-offs :
Commercial loans	(27,492)	(6,796)	(49,913)	(8,917)
Construction loans-residential	(13,126)	(3,230)	(58,535)	(8,239)
Construction loans-other	(1,966)	—	(11,840)	—
Real estate loans	(12,094)	(172)	(25,188)	(554)
Real estate land loans	(3,865)		(7,599)	(339)
Installment loans and other loans	—	—	(4)	—

Total charge-offs	(58,543)	(10,198)	(153,079)	(18,049)
Recoveries:
Commercial loans	219	1,067	523	1,634
Construction loans-residential	598	—	772	83
Construction loans-other	—	—	1	—
Real estate loans	46	—	46	—
Real estate-land loans	685	—	686	—
Installment loans and other loans	2	4	19	16

Total recoveries	1,550	1,071	2,047	1,733

Balance at end of period	$189,370	$92,068	$189,370	$92,068

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$5,835	$5,514	$7,332	$4,576
Provision (reversal) for credit losses/transfers	(812)	(539)	(2,309)	399

Balance at end of period	$5,023	$4,975	$5,023	$4,975

Average loans outstanding during period ended	$7,211,971	$7,425,818	$7,336,816	$7,118,773
Total gross loans outstanding, at period-end	$7,115,582	$7,499,281	$7,115,582	$7,499,281
Total non-performing loans, at period-end	$377,012	$101,101	$377,012	$101,101
Ratio of net charge-offs to average loans outstanding during the period	3.14%	0.49%	2.75%	0.31%
Provision for credit losses to average loans outstanding during the period	4.18%	0.85%	3.94%	0.82%
Allowance for credit losses to non-performing loans at period-end	51.56%	95.99%	51.56%	95.99%
Allowance for credit losses to gross loans at period-end	2.73%	1.29%	2.73%	1.29%

Our allowance for loan losses consists of the following:

•

Specific allowance: For impaired loans, we provide specific allowances based on an evaluation of impairment, and for each criticized loan, we allocate a portion of the general allowance to each loan based on a loss percentage assigned. The percentage assigned depends on a number of factors including loan classification, the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral, charge-off history, management’s knowledge of the portfolio, and general economic conditions. We periodically reviewed our minimum loss rates for loans rated Special Mention and Substandard, and for construction loans rated Minimally Acceptable, to incorporate the results of the classification migration model reflecting actual losses.

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans
Type of Loans:
Commercial loans	$60,211	20.5%	$44,508	21.7%
Residential mortgage loans	8,621	11.1	2,678	10.2
Commercial mortgage loans	82,910	56.3	35,060	55.7
Real estate construction loans	37,609	11.8	39,820	12.1
Installment loans	19	0.2	27	0.2
Other loans	—	0.1	—	0.1

Total	$189,370	100%	$122,093	100%

The increase in the allowance allocated to commercial loans from $44.5 million at year-end 2008 to $60.2 million is due to an increase in commercial impaired loans and an increase in the environmental factors. At September 30, 2009, thirty-nine commercial loans totaling $25.5 million were on non-accrual status and $5.4 million of commercial loans was past due 90 days and still accruing interest. At December 31, 2008, thirty five commercial loans totaling $20.9 million were on non-accrual status and no commercial loans was past due 90 days and still accruing interest. Commercial loans comprised 7.7% of impaired loans, 7.1% of non-accrual loans, and 32.4% of loans over 90 days still on accrual status at September 30, 2009, compared to 11.5% of impaired loans, 11.5% of non-accrual loans, and zero percent of loans over 90 days still on accrual status at December 31, 2008.

The allowance allocated to commercial mortgage loans increased from $35.1 million at December 31, 2008, to $82.9 million at September 30, 2009, which was due to increases in loans risk graded Substandard, an increase in the environmental factors, and due in part to the deteriorating economy. The overall allowance for total commercial mortgage loans was 2.0% for the third quarter ended September 30, 2009, and 0.8% for the year ended December 31, 2008. At September 30, 2009, eighty-three commercial mortgage loans totaling $192.2 million were on non-accrual status and four commercial mortgage loans totalling $11.2 million were past due 90 days and still accruing interest. At December 31, 2008, thirty commercial mortgage loans totaling $32.3 million were on non-accrual status and one commercial mortgage loan totaling $4.1 million was past due 90 days and still accruing interest. Commercial mortgage loans comprised 58.2% of impaired loans, 53.3% of non-accrual loans, and 67.6% of loans over 90 days still on accrual status at September 30, 2009, compared to 17.8% of impaired loans, 17.8% of non-accrual loans, and 60.9% of loans over 90 days still on accrual status at December 31, 2008.

The allowance allocated for construction loans decreased $2.2 million to $37.6 million, or 5.6%, of construction loans at September 30, 2009, compared to $39.8 million, or 4.4%, of construction loans at December 31, 2008, primarily due to charge-offs of impaired loans during the first nine months of 2009. At September 30, 2009, twenty-nine construction loans totaling $131.5 million were on non-accrual status and no construction loan was past due 90 days and still accruing interest. Construction loans comprised 31.3% of impaired loans, 36.5% of non-accrual loans, and zero percent of loans over 90 days still on accrual status at September 30, 2009, compared to 67.4% of impaired loans, 67.4% of non-accrual loans, and 39.1% of loans over 90 days still on accrual status at December 31, 2008.

The allowance allocated to residential mortgage loans and equity lines increased $5.9 million, to $8.6 million at September 30, 2009, from $2.7 million at December 31, 2008, due to increases in loans risk graded Substandard due in part to the deteriorating economy.

Deposits

Total deposits were $7.7 billion at September 30, 2009, an increase of $872.0 million, or 12.8%, from $6.8 billion at December 31, 2008, primarily due to increases of $305.7 million, or 46.4%, in money market accounts and increases of $527.2 million, or 16.3%, in time deposits of $100,000 or more offset by decreases of $160.4 million, or 9.8%, in time deposits under $100,000. Brokered deposits which are reported in time deposits under $100,000 declined $226.0 million to $746.9 million at September 30, 2009 from $972.9 million at December 31, 2008. The following table displays the deposit mix as of the dates indicated:

	September 30, 2009	% of Total	December 31, 2008	% of Total
	(Dollars in thousands)
Deposits
Non-interest-bearing demand	$829,302	10.8%	$730,433	10.7%
NOW	324,774	4.2	257,234	3.8
Money market	965,159	12.5	659,454	9.6
Savings	349,298	4.5	316,263	4.6
Time deposits under $100,000	1,484,056	19.3	1,644,407	24.1
Time deposits of $100,000 or more	3,756,142	48.7	3,228,945	47.2

Total deposits	$7,708,731	100.0%	$6,836,736	100.0%

Borrowings

Borrowings include Federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and other borrowings from financial institutions.

Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 4.20% at September 30, 2009, compared to $1.6 billion with a weighted average rate of 3.95% at December 31, 2008. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from nine months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million are with initial fixed rates ranging from 1.00% and 3.50% with initial fixed rate terms ranging from nine months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. At September 30, 2009, repurchase agreements totaling $1.6 billion were all callable but had not been called. The table below provides summary data for securities sold under agreements to repurchase as of September 30, 2009:

Securities Sold Under Agreements to Repurchase (Dollars in millions)	Fixed-to-floating				Floating-to-fixed				Total
Callable Rate type Rate index	All callable at September 30, 2009 Float Rate 8% minus 3 month LIBOR				All callable at September 30, 2009 Fixed Rate
Maximum rate	3.75%	3.50%	3.50%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	5	4	1	2	1	10	4	30
Amount	$150.0	$250.0	$200.0	$50.0	$100.0	$50.0	$550.0	$200.0	$1,550.0
Weighted average rate	3.75%	3.50%	3.50%	3.25%	4.77%	4.83%	4.54%	5.00%	4.20%
Range of final maturity term	2014	2014	2015	2015	2011	2012	2014	2017

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.8 billion as of September 30, 2009, and $1.7 billion as of December 31, 2008.

Total advances from the FHLB of San Francisco decreased $520.0 million to $929.4 million at September 30, 2009 from $1.45 billion at December 31, 2008. Non-puttable advances totaled $229.4 million with a weighted rate of 4.76% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at September 30, 2009. The FHLB has the right to terminate the puttable transaction at par at each three-month anniversary after the first puttable date. All puttable FHLB advances of $700.0 million were puttable as of September 30, 2009 but the FHLB had not exercised its right to terminate any of the puttable transactions.

Long-term Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt has a maturity term of 10 years, is unsecured and bears interest at a rate of three month LIBOR plus 110 basis points, payable on a quarterly basis. At September 30, 2009, the per annum interest rate on the subordinated debt was 1.38% compared to 2.56% at December 31, 2008. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp. The five special purpose trusts are considered variable interest entities under FIN 46R. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company. At September 30, 2009, junior subordinated debt securities totaled $121.1 million with a weighted average interest rate of

2.46% compared to $121.1 million with a weighted average rate of 4.02% at December 31, 2008. The junior subordinated debt securities have a stated maturity term of 30 years and are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of September 30, 2009. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$4,975,830	$264,013	$353	$2	$5,240,198
Securities sold under agreements to repurchase (1)	—	150,000	650,000	750,000	1,550,000
Advances from the Federal Home Loan Bank (2)	65,000	864,362	—	—	929,362
Other borrowings	—	1,313	—	19,355	20,668
Long-term debt	—	—	—	171,136	171,136
Operating leases	5,634	8,475	5,703	1,793	21,605

Total contractual obligations and other commitments	$5,046,464	$1,288,163	$656,056	$942,286	$7,932,969

(1)	These repurchase agreements have a final maturity of 5-year, 7-year and 10-year from origination date but are callable on a quarterly basis after six months, one year, or 18 months for the 7-year term and one year for the 5-year and 10-year term.
(2)	FHLB advances of $700.0 million that mature in 2012 have a puttable option. As of September 30, 2009, all puttable FHLB advances were puttable on a quarterly basis.

Regulatory Considerations

As a financial holding company and a bank holding company under the Bank Holding Company Act of 1956, as amended, the Bancorp is subject to regulation, supervision and examination by the Federal Reserve Board.

Dividends from the Bank are our primary source of funds for payment of principal and interest on our debt and dividends to our stockholders. In the year ended December 31, 2008, the Bancorp declared cash dividends to the holders of our common stock of $20.8 million. There are, however, statutory limits on the amount of dividends that the Bank can pay to the Bancorp without regulatory approval.

The Bank may not, without the prior approval of the California Department of Financial Institutions, pay a dividend in an amount which exceeds the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made by the Bank or by any majority-owned subsidiary of the Bank during such period. At September 30, 2009, the Bank had $125.6 million available for payment of dividends to the Bancorp.

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, such authority may require, after notice and hearing, that such bank cease and desist from such practice. Depending on the financial condition of the bank, the applicable regulatory authority might deem the bank to be engaged in an unsafe or unsound practice if the bank were to pay dividends. The Federal Reserve Board has issued policy statements that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.

As a result of the losses we have incurred to date, we expect to become subject to some form of supervisory action that could result in us agreeing to implement plans that are intended to, among other things, increase our capital and maintain specific minimum capital ratios, reduce the amount of our non-performing loans, operate in a profitable manner, improve our credit risk management and related policies and procedures, improve our staffing levels in certain areas, or pay dividends only with prior regulatory approval.

Capital Resources

Total equity of $1.28 billion at September 30, 2009, decreased by $21.9 million, or 1.7%, from $1.30 billion at December 31, 2008. The following table summarizes the activity in total equity:

(In thousands)	Nine months ended September 30, 2009
Net loss	$(32,112)
Proceeds from issuance of common stock	31,390
Proceeds from shares issued to the Dividend Reinvestment Plan	1,102
Proceeds from exercise of stock options	13
Tax short-fall from stock-based compensation expense	(195)
Share-based compensation	4,123
Changes in other comprehensive income	(6,886)
Preferred stock registration fees	(25)
Preferred stock dividends	(9,675)
Cash dividends paid to common stockholders	(9,657)

Net decrease in total equity	$(21,922)

On September 9, 2009, the Company commenced a $75 million at-the-market common stock offering. Through September 30, 2009, the Company raised $31.4 million in additional capital through the sale of 3,490,000 shares of common stock from its at-the-market capital offering. On October 12, 2009, the Company terminated its at-the-market common stock program and commenced a public offering of $70.4 million of common stock. On October 13, 2009, the Company sold 8,756,756 shares of its common stock (including 1,142,185 shares through the underwriter’s over subscription option) through a follow on public offering and raised $76.0 million in additional capital which was net of underwriter’s discount and professional expenses totaling $5.0 million. The Company closed its public common stock offering on October 19, 2009.

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our board of directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. Commencing with the second quarter of 2009, our board of directors reduced our common stock dividend to $.08 per share. In the third quarter of 2009, our board of directors further reduced our dividend to $.01 per share. The amount of future dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by our board of directors. We intend to consult with our regulators before paying any dividends, and, in any event, we would not expect to pay dividends of more than $.01 per share before the fourth quarter of 2010. There can be no assurance that our regulators will not object to the payment of such dividends. Substantially all of the revenues of the Company available for payment of dividends derive from amounts paid to it by the Bank. The terms of the Bank Subordinated Securities limit the ability of the Bank to pay dividends to us if the Bank is not current in paying interest on the Bank Subordinated Securities or another event of default has occurred. In our three year capital and strategic plan submitted to our regulators, we indicated the Bank was not expected to pay dividends to us through 2011. The terms of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), and Junior Subordinated Securities also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends on our Series B Preferred Stock or in our payment of interest on our Junior Subordinated Securities, we may not pay dividends on our common stock.

The Company declared a cash dividend of one cent per share for distribution on August 20, 2009 on 49,575,813 shares outstanding, 8 cents per share for distribution in May 2009 on 49,535,723 shares outstanding, and 10.5 cents per share for distribution in January 2009 on 49,508,250 shares outstanding. Total cash dividends paid in 2009, including the $0.5 million paid on August 20, 2009, amounted to $9.7 million.

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

The Bancorp established five special purpose trusts for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp. The junior subordinated debt of $121.1 million as of September 30, 2009, were included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of September 30, 2009. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 6.0%, total risk-based ratio equal to or greater than 10.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Bancorp’s and the Bank’s capital and leverage ratios as of September 30, 2009, and December 31, 2008:

	Cathay General Bancorp				Cathay Bank
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Tier 1 capital (to risk-weighted assets)	$1,049,699	12.63	$1,058,751	12.12	$1,012,335	12.19	$1,012,164	11.60
Tier 1 capital minimum requirement	332,475	4.00	349,462	4.00	332,101	4.00	349,053	4.00

Excess	$717,224	8.63	$709,289	8.12	$680,234	8.19	$663,111	7.60

Total capital (to risk-weighted assets)	$1,204,301	14.49	$1,217,795	13.94	$1,167,965	14.07	$1,171,494	13.42
Total capital minimum requirement	664,951	8.00	698,924	8.00	664,201	8.00	698,105	8.00

Excess	$539,350	6.49	$518,871	5.94	$503,764	6.07	$473,389	5.42

Tier 1 capital (to average assets) – Leverage ratio	$1,049,699	9.29	$1,058,751	9.79	$1,012,335	8.97	$1,012,164	9.38
Minimum leverage requirement	452,179	4.00	432,453	4.00	451,366	4.00	431,840	4.00

Excess	$597,520	5.29	$626,298	5.79	$560,969	4.97	$580,324	5.38

Risk-weighted assets	$8,311,884		$8,736,555		$8,302,518		$8,726,316
Total average assets (1)	$11,304,472		$10,811,335		$11,284,141		$10,796,005

(1)	The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

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

The Company follows ASC Topic 815 which established accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the

Company’s consolidated balance sheet and measurement of those financial derivatives at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge.

In the third quarter of 2009, we entered into five interest rate swap agreements with two major financial institution in the notional amount of $300.0 million for a period of three years. These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities. At September 30, 2009, the Company paid fixed rate at weighted average rate of 1.95% and received floating 3-month Libor rate at weighted average rate of 0.36%. The net amount accrued on these interest rate swaps of $402,000 for the three months and for the nine months ended September 30, 2009 were recorded to reduce other non-interest income. At September 30, 2009, the Company recorded $936,000 within other liabilities to recognize the negative fair value of these interest rate swaps.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates, for foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At September 30, 2009, the notional amount of option contracts totaled $8.3 million and with a net positive fair value of $144,000, the notional amount of spot and forward contracts totaled $75.0 million and with a positive fair value of $11.8 million, the notional amount of spot and forward contracts totaled $21.2 million and with a negative fair value of $296,000.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”). At September 30, 2009, our liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was at 23.9% compared to 23.4% same as year-end 2008.

To supplement its liquidity needs, the Bank maintains a total credit line of $95.0 million for federal funds with two correspondent banks, and master agreements with brokerage firms for the sale of securities subject to repurchase. The Bank is also a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of September 30, 2009, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.5 billion. The total credit outstanding with the FHLB of San Francisco at September 30, 2009, was $929.4 million. These borrowings are secured by loans and securities. The Bank has pledged a portion of its commercial and real estate loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. At September 30, 2009, the borrowing capacity under the Borrower-in-Custody program was $320.4 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. At September 30, 2009, investment securities at fair value and trading securities totaled $3.40 billion, with $2.59 billion pledged as collateral for borrowings and other commitments. The remaining $806.7 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 95% of the Company’s time deposits mature within one year or less as of September 30, 2009. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank and proceeds from the issuance of securities, including proceeds from the issuance of its common stock pursuant to its Dividend Reinvestment Plan, the exercise of stock options, and the issuance of new common shares. In light of the uncertain economic times, the Bank has not paid a dividend to the Bancorp during the first nine months of 2009 and is not expected to pay a dividend to the Bancorp for the remainder of 2009. The business activities of the Bancorp consist primarily of the operation of the Bank with limited activities in other investments. Management believes the Bancorp’s cash on hand on September 30, 2009 of $30.0 million is sufficient to meet its operational needs for the next twelve months.

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

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of September 30, 2009:

	Net Interest Income Volatility (1)	Market Value of Equity Volatility (2)
Change in Interest Rate (Basis Points)	September 30, 2009	September 30, 2009
+200	-4.9	-15.3
+100	-4.4	-6.8
-100	4.7	12.1
-200	4.0	18.2

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

ITEM 1A. RISK FACTORS.

Please refer to Item 1A. Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”), as most recently updated by the section titled “Risk Factors” in Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on October  13, 2009, which are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2009 - July 31, 2009)	0	$0	0	622,500
Month #2 (August 1, 2009 - August 31, 2009)	0	$0	0	622,500
Month #3 (September 1, 2009 - September 30, 2009)	0	$0	0	622,500
Total	0	$0	0	622,500

On November 2007, the Company announced that its Board of Directors had approved a new stock repurchase program to buy back up to an aggregate of one million shares of the Company’s common stock. No shares were purchased during 2008 or the first nine months of 2009. At September 30, 2009, 622,500 shares remain under the Company’s November 2007 repurchase program.

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

Cathay General Bancorp (Registrant)

Date: November 6, 2009	By:	/s/ Dunson K. Cheng
Dunson K. Cheng
Chairman, President, and
Chief Executive Officer

Date: November 6, 2009	By:	/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and
Chief Financial Officer