Form 10-K
period 2009-12-31
CATHAY GENERAL BANCORP
filed 2010-03-16
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐    Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2009) was $416,843,300. This value is estimated solely for the purposes of this cover page. The market value of shares held by Registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded because they may be considered to be affiliates of the Registrant.

As of March 1, 2010, there were 78,506,305 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

•

Portions of Registrant’s definitive proxy statement relating to Registrant’s 2010 Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2009, are incorporated by reference into Part III.

CATHAY GENERAL BANCORP

2009 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

In this Annual Report on Form 10-K, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “shall,” “should,” “will,” “predicts,” “potential,” “continue,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

•	U.S. and international economic and market conditions;

•	market disruption and volatility;

•	current and potential future supervisory action by bank supervisory authorities and changes in laws and regulations, or their interpretations;

•	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;

•	credit losses and deterioration in asset or credit quality;

•	availability of capital;

•	potential goodwill impairment;

•	liquidity risk;

•	fluctuations in interest rates;

•	past and future acquisitions;

•	inflation and deflation;

•	success of expansion, if any, of our business in new markets;

•	the soundness of other financial institutions;

•	real estate market conditions;

•	our ability to compete with competitors;

•	the short term and long term impact of the new Basel II capital standards and the forthcoming new capital rules to be proposed for non-Basel II U.S. banks;

•	our ability to retain key personnel;

•	successful management of reputational risk;

•	natural disasters and geopolitical events;

•	general economic or business conditions in California, Asia and other regions where the Bank has operations;

•	restrictions on compensation paid to our executives as a result of our participation in the TARP Capital Purchase Program;

•	our ability to adapt to our information technology systems; and

•	changes in accounting standards or tax laws and regulations.

These and other factors are further described in this Annual Report on Form 10-K (at Item 1A in particular), the Company’s other reports filed with the SEC and other filings the Company makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak to the date of this report. We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce any revision of any forward-looking statement to reflect future developments or events, except as required by law.

PART I

Item 1. Business.

Business of Bancorp

Overview

Cathay General Bancorp is a corporation that was organized in 1990 under the laws of the State of Delaware. We are the holding company of Cathay Bank, a California state-chartered commercial bank (“Cathay Bank” or the “Bank”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. We also own 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. In the future, we may become an operating company or acquire savings institutions, other banks, or companies engaged in bank-related activities and may engage in or acquire such other businesses, or activities as may be permitted by applicable law. Our principal place of business is currently located at 777 North Broadway, Los Angeles, California 90012, and our telephone number at that location is (213) 625-4700. In addition, certain of our administrative offices are located in El Monte, California and our address there is 9650 Flair Drive, El Monte, California 91731. Our common stock is traded on the NASDAQ Global Select Market and our trading symbol is “CATY”.

We are regulated as a bank holding company by the Board of Governors of the Federal Reserve System, or Federal Reserve Board. Cathay Bank is regulated as a California commercial bank by the California Department of Financial Institutions, or DFI, and the Federal Deposit Insurance Corporation, or FDIC.

Subsidiaries of Bancorp

In addition to its wholly-owned bank subsidiary, the Bancorp has the following subsidiaries:

Cathay Capital Trust I, Cathay Statutory Trust I, Cathay Capital Trust II, Cathay Capital Trust III and Cathay Capital Trust IV. The Bancorp established Cathay Capital Trust I in June 2003, Cathay Statutory Trust I in September 2003, Cathay Capital Trust II in December 2003, Cathay Capital Trust III in March 2007, and Cathay Capital Trust IV in May 2007 (collectively, the “Trusts”) as wholly owned subsidiaries. The Trusts are statutory business trusts. The Trusts issued capital securities representing undivided preferred beneficial interests in the assets of the Trusts. The Trusts exist for the purpose of issuing the capital securities and investing the proceeds thereof, together with proceeds from the purchase of the common securities of the Trusts by the Bancorp, in Junior Subordinated Notes issued by the Bancorp. The Bancorp guarantees, on a limited basis, payments of distributions on the capital securities of the Trusts and payments on redemption of the capital securities of the Trusts. The Bancorp is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier 1 Capital for regulatory purposes. Because the Bancorp is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in the consolidated financial statements of the Company.

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

Employees

Due to the limited nature of the Bancorp’s activities as a bank holding company, the Bancorp currently does not employ any persons other than Bancorp’s management, which includes the Chief Executive Officer and President, the Chief Operating Officer, the Chief Financial Officer, Executive Vice Presidents, the Secretary, Assistant Secretary, and the General Counsel. See also “Business of the Bank — Employees” below under this Item 1.

Business of the Bank

General

Cathay Bank was incorporated under the laws of the State of California on August 22, 1961, and was licensed by the California Department of Financial Institutions (previously known as the California State Banking Department), and commenced operations as a California state-chartered bank on April 19, 1962. Cathay Bank is an insured bank under the Federal Deposit Insurance Act by the FDIC, but it is not a member of the Federal Reserve System.

The Bank’s head office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. In addition, as of December 31, 2009, the Bank had branch offices in Southern California (20 branches), Northern California (11 branches), New York (eight branches), Massachusetts (one branch), Texas (two branches), Washington (three branches), Illinois (three branch locations and one drive-through location), New Jersey (one branch), Hong Kong (one branch) and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the FDIC. Each branch has loan approval rights subject to the branch manager’s authorized lending limits. Current activities of the Shanghai and Taipei representative offices are limited to coordinating the transportation of documents to the Bank’s head office and performing liaison services.

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

Through Cathay Wealth Management, the Bank provides its customers the ability to trade stocks online and to purchase mutual funds, annuities, equities, bonds, and short-term money market instruments, through PrimeVest Financial Services. These products are not insured by the FDIC.

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

Information concerning the carrying value, maturity distribution, and yield analysis of the Company’s securities portfolio as well as a summary of the amortized cost and estimated fair value of the Bank’s securities by contractual maturity is included in this Annual Report on Form 10-K at Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 5 to the Consolidated Financial Statements.

Loans

The Bank’s Board of Directors and senior management establish, review, and modify the Bank’s lending policies. These policies include (as applicable) an evaluation of a potential borrower’s financial condition, ability to repay the loan, character, existence of secondary repayment source (such as guaranties), quality and availability of collateral, capital, leverage capacity of the borrower, regulatory guidelines, market conditions for the borrower’s business or project, and prevailing economic trends and conditions. Loan originations are obtained through a variety of sources, including existing customers, walk-in customers, referrals from brokers or existing customers, and advertising. While loan applications are accepted at all branches, the Bank’s centralized document department supervises the application process including documentation of loans, review of appraisals, and credit reports.

Commercial Mortgage Loans. Commercial mortgage loans are typically secured by first deeds of trust on commercial properties. Our commercial mortgage portfolio includes primarily commercial retail properties, shopping centers, and owner-occupied industrial facilities, and, secondarily, office buildings, multiple-unit apartments, hotels, and multi-tenanted industrial properties.

The Bank also makes medium-term commercial mortgage loans which are generally secured by commercial or industrial buildings where the borrower uses the property for business purposes or derives income from tenants.

Commercial Loans. The Bank provides financial services to diverse commercial and professional businesses in its market areas. Commercial loans consist primarily of short-term loans (normally with a maturity of up to one year) to support general business purposes, or to provide working capital to businesses in the form of lines of credit to finance trade. The Bank continues to focus primarily on commercial lending to small-to-medium size businesses within the Bank’s geographic market areas. The Bank participates or syndicates loans, typically more than $20 million in principal amount, with other financial institutions to limit its credit exposure. Commercial loan pricing is generally at a rate tied to the prime rate, as quoted in The Wall Street Journal, or the Bank’s reference rate.

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

Residential Mortgage Loans. The Bank originates single-family-residential mortgage loans. The single-family-residential mortgage loans are comprised of conforming, nonconforming, and jumbo residential mortgage loans, and are secured by first or subordinate liens on single (one-to-four) family residential properties. The Bank’s products include a fixed-rate residential mortgage loan and an adjustable-rate residential mortgage loan. Mortgage loans are underwritten in accordance with the Bank’s and regulatory guidelines, on the basis of the borrower’s financial capabilities, independent appraisal of value of the property, historical loan quality, and other relevant factors. As of December 31, 2009, approximately 80% of the Bank’s residential mortgages were for properties located in California.

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

Home Equity Lines of Credit. The Bank offers variable-rate home equity lines of credit that are secured by the borrower’s home. The pricing on our variable-rate home equity line of credit is generally at a rate tied to the prime rate, as quoted in The Wall Street Journal, or the Bank’s reference rate. Borrowers may use this line of credit for home improvement financing, debt consolidation and other personal uses.

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

Asset Quality

The Bank’s lending and credit policies require management to review regularly the Bank’s loan portfolio so that the Bank can monitor the quality of its assets. If during the ordinary course of business, management becomes aware that a borrower may not be able to meet the contractual payment obligations under a loan, then that loan is supervised more closely with consideration given to placing the loan on non-accrual status, the need for an additional allowance for loan losses, and (if appropriate) partial or full charge-off.

Under the Bank’s current policy, a loan will generally be placed on a non-accrual status if interest or principal is past due 90 days or more, or in cases where management deems the full collection of principal and interest unlikely. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed and charged against current income, and subsequent payments received are generally first applied towards the outstanding principal balance of the loan. Depending on the circumstances, management may elect to continue the accrual of interest on certain past due loans if partial payment is received or the loan is well-collateralized, and in the process of collection. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. A non-accrual loan may also be returned to accrual status if all principal and interest contractually due are reasonably assured of repayment within a reasonable period and there has been a sustained period of payment performance, generally six months. Information concerning non-accrual, past due, and restructured loans is included in this Annual Report on Form 10-K at Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 6 to the Consolidated Financial Statements.

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

Deposits

The Bank offers a variety of deposit products in order to meet its customers’ needs. As of December 31, 2009, the Bank offered passbook accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, college certificates of deposit, and public funds deposits. These products are priced in order to promote growth of deposits.

The Bank’s deposits are generally obtained from residents within its geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. From time to time, the Bank may offer special deposit promotions. Information concerning types of deposit accounts, average deposits and rates, and maturity of time deposits of $100,000 or more is included in this Annual Report on Form 10-K at Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 10 to the Consolidated Financial Statements.

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

Expansion

We have engaged in expansion through acquisitions and may consider acquisitions in the future in order to compete for new deposits and loans, and to be able to serve our customers more effectively. We currently are subject to restrictions on any new branches and business lines without prior approval from the DFI and FDIC due to the memorandum we entered into with the DFI and FDIC on March 1, 2010.

Subsidiaries of Cathay Bank

Cathay Real Estate Investment Trust (“CB REIT”) is a real estate investment trust subsidiary of the Bank that was formed in January 2003 to provide the Bank with flexibility in raising capital. During 2003, the Bank contributed $1.13 billion in loans and securities to CB REIT in exchange for 100% of the common stock of CB REIT. CB REIT sold $4.4 million in 2003 and $4.2 million in 2004 of its 7.0% Series A Non-Cumulative preferred stock to accredited investors. During 2005, CB REIT repurchased $131,000 of its preferred stock. At December 31, 2009, total assets of CB REIT were consolidated with the Company and totaled approximately $1.52 billion.

GBC Real Estate Investments, Inc. is a wholly-owned subsidiary of the Bank. The purpose of this subsidiary is to engage in real estate investment activities. To date, there have been no transactions involving this subsidiary.

GB Capital Trust II (“GB REIT”) was incorporated in November 2001 to provide General Bank with flexibility in raising capital. As a result of our merger with GBC Bancorp in 2003, the Bank owns 100% of the voting common trust units issued by the GB REIT. At December 31, 2009, total assets of GB REIT were consolidated with the Company and were approximately $931 million.

Cathay Community Development Corporation (“CCDC”) is a wholly-owned subsidiary of the Bank and was incorporated in September 2006. The primary mission of CCDC is to help in the development of low-income neighborhoods in the Bank’s California and New York service areas by providing or facilitating the availability of capital to businesses and real estate developers working to renovate these neighborhoods. In October 2006, CCDC formed a wholly-owned subsidiary, Cathay New Asia Community Development Corporation (“CNACDC), for the purpose of assuming New Asia Bank’s pre-existing New Markets Tax Credit activities in the greater Chicago area by providing or facilitating the availability of capital to businesses and real estate developers working to renovate these neighborhoods. CNACDC has been certified as a community development entity and is seeking to participate in the U.S. Treasury Department’s New Markets Tax Credit program.

Cathay Holdings LLC (“CHLLC”) was incorporated in December 2007, Cathay Holdings 2 LLC (“CHLLC2”) was incorporated in January 2008, and Cathay Holdings 3 LLC (“CHLLC3”) was incorporated in December 2008. They are wholly-owned subsidiaries of the Bank. The purpose of these subsidiaries is to hold other real estate owned in the state of Texas that was transferred from the Bank. As of December 31, 2009, CHLLC owned two properties with a carrying value of $7.1 million. CHLLC2 and CHLLC3 do not own property at December 31, 2009.

Competition

We face substantial competition for deposits, loans and for other banking services, as well as acquisitions, throughout our market area from the major banks and financial institutions that dominate the commercial banking industry. This may cause our cost of funds to exceed that of our competitors. These banks and financial institutions have greater resources than we do, including the ability to finance advertising campaigns and allocate their investment assets to regions of higher yield and demand and make acquisitions. By virtue of their larger capital bases, they have substantially greater lending limits than we do and perform certain functions, including trust services, which are not presently offered by us. We also compete for loans and deposits, as well as other banking services, with savings and loan associations, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies and other financial and non-financial institutions and entities. The recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies have increased the level of competition among financial services companies and may adversely affect our ability to market our products and services.

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

To compete with other financial institutions in its primary service areas, the Bank relies principally upon local promotional activities, personal contacts by its officers, directors, employees, and stockholders, extended hours on weekdays, Saturday banking in certain locations, Internet banking, an Internet website (www.cathaybank.com), and certain other specialized services. The content of our website is not incorporated into and is not part of this Annual Report on Form 10-K.

If a proposed loan exceeds the Bank’s internal lending limits, the Bank has, in the past, and may in the future, arrange the loan on a participation or syndication basis with correspondent banks. The Bank also assists customers requiring other services not offered by the Bank to obtain these services from its correspondent banks.

In California, one larger Chinese-American bank competes for loans and deposits with the Bank and at least two super-regional banks compete with the Bank for deposits. In addition, there are many other Chinese-American banks in both Southern and Northern California. Banks from the Pacific Rim countries, such as Taiwan, Hong Kong, and China also continue to open branches in the Los Angeles area, thus increasing competition in the Bank’s primary markets. See discussion below in Part I — Item 1A — “Risk Factors”.

Employees

As of December 31, 2009, the Bank and its subsidiaries employed approximately 986 persons, including 361 banking officers. None of the employees are represented by a union. We believe that our employer-employee relations are good.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the United States Securities and Exchange Commission (the “SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and on the investor relations page of our website at www.cathaygeneralbancorp.com. The content of our website is not incorporated into and is not a part of this Annual Report on Form 10-K. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street N.E., Washington, D.C. 20549. You can also obtain copies of the documents upon the payment of a duplicating fee to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. You may also request a copy of the documents, at no cost, by writing or telephoning us at: Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, (626) 279-3286.

Regulation and Supervision

General

The Bancorp and the Bank are subject to significant regulation and restrictions by federal and state laws and regulatory agencies. This regulation is intended primarily for the protection of depositors and the deposit insurance fund, and secondarily for the stability of the U.S. banking system. It is not intended for the benefit of stockholders of financial institutions. The following discussion of statutes and regulations is a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. From time to time, federal and state legislation is enacted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.

Recent Developments

In response to the recent economic downturn and financial industry instability, legislative and regulatory initiatives have been, and will likely continue to be, introduced and implemented, which could substantially intensify the regulation of the financial services industry (including a possible comprehensive overhaul of the financial institutions regulatory system, the creation of a new consumer financial protection agency, and enhanced supervisory attention and potential new restrictions on executive compensation arrangements). We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. Moreover, especially in the current economic environment, bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

Through its authority under the Emergency Economic Stabilization Act of 2008 (the “EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”), the U.S. Treasury (“Treasury”) implemented the TARP Capital Purchase Program (the “TARP CPP”), a program designed to bolster eligible healthy institutions by injecting capital into these institutions. We participated in the CPP so that we could continue to lend and support our current and prospective clients, especially during this unstable economic environment. Under the terms of our participation, we received $258 million in exchange for the issuance of preferred stock and a warrant to purchase common stock and thereby became subject to various requirements, including certain restrictions on paying dividends on our common stock and repurchasing our equity securities, unless the Treasury has consented. Additionally, in order to participate in the CPP, we were required to adopt certain standards for executive compensation and corporate governance. The Company does not plan to repay the $258 million TARP fund in the foreseeable future.

On December 17, 2009, we entered into a memorandum of understanding with Federal Reserve Bank of San Francisco (the “FRB SF”) under which we agreed that we will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. Under the memorandum, we agreed to submit to the FRB SF for review and approval a plan to maintain sufficient capital at the Bancorp on a consolidated basis and at the Bank, a dividend policy for the Bancorp, a plan to improve management of our liquidity position and funds management practices, and a liquidity policy and contingency funding plan for the Bancorp. As part of our compliance with the memorandum, on January 22, 2010, we submitted to the FRB SF a Three-Year Capital and Strategic Plan that updates a previously submitted plan and establishes, among other things, targets for our Tier 1 risk-based capital ratio, total risk-based capital ratio, Tier 1 leverage capital ratio and tangible common risk-based ratio, each of which, where applicable, are above the minimum requirements for a well-capitalized institution. In addition, we agreed to notify the FRB SF prior to effecting certain changes to our senior executive officers and board of directors and we are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments. We also agreed in the memorandum that we will not, without the prior written approval of the FRB SF, directly or indirectly, (i) incur, renew, increase or guaranty any debt, (ii) issue any additional trust preferred securities, or (iii) purchase, redeem, or otherwise acquire any stock.

On March 1, 2010, the Bank entered into a memorandum of understanding with the DFI and the FDIC pursuant to which the Bank is required to develop and implement, within specified time periods, plans satisfactory to the DFI and the FDIC to reduce commercial real estate concentrations, to enhance and to improve the quality of the stress testing of the Bank’s loan portfolio, and to revise the Bank’s loan policy in connection therewith; to develop and adopt a strategic plan addressing improved profitability and capital ratios and to reduce the Bank’s overall risk profile; to develop and adopt a capital plan; to develop and implement a plan to improve asset quality, including the methodology for calculating the loss reserve allocation and evaluating its adequacy; and to develop and implement a plan to reduce dependence on wholesale funding. In addition, the Bank is required to report progress to the DFI and FDIC on a quarterly basis. The Bank is also subject to a restriction on dividends from the Bank to the Bancorp and is required to maintain adequate allowance for loan and lease losses and is subject to restrictions on any new branches and business lines without prior approval. The Bank is required to notify the FDIC and the DFI prior to effecting certain changes to our senior executive officers and board of directors and is limited and/or prohibited, in certain circumstances, in its ability to enter into contracts to pay and to make golden parachute severance and indemnification payments; and is required to retain management and directors acceptable to the DFI and the FDIC. The Board has resolved to establish a Compliance Committee to, among other things, review the Company’s management and governance and consider making recommendations for improvement. No assurance can be given that our current management and directors are acceptable to the DFI or the FDIC or that we will be able to retain or engage management or directors who are acceptable to the DFI and the FDIC. Additionally, there can be no assurance that we will not be subject to further supervisory action or regulatory proceedings.

Bank Holding Company Regulation

The Bancorp is a bank holding company within the meaning of the Bank Holding Company Act (“BHCA”) and is registered as such with the Federal Reserve Board (“Federal Reserve”). It is also subject to supervision and examination by the Federal Reserve and its authority to:

•	Require periodic reports and such additional information as the Federal Reserve may require;

•	Require bank holding companies to maintain increased levels of capital (See “Capital Adequacy Requirements” below);

•	Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank;

•	Restrict the ability of bank holding companies to obtain dividends on other distributions from their subsidiary banks;

•

Terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

•	Require the prior approval of senior executive officer or director changes;

•

Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities in certain situations;

•

Approve acquisitions and mergers with banks and consider certain competitive, management, financial or other factors in granting these approvals in addition to similar California or other state banking agency approvals which may also be required.

The Federal Reserve’s view is that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve Board’s regulations, or both. The source-of-strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” See “Prompt Corrective Action Provisions” below.

A bank holding company is generally required to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth.

Restrictions on Activities

Subject to prior notice or Federal Reserve approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. In order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. The Bancorp has not elected financial holding company status and has not engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

The Bancorp is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Bancorp and any of its subsidiaries are subject to examination by, and may be required to file reports with, DFI.

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

Sarbanes-Oxley Act

The Bancorp is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, increased requirements for board audit committees and their members, and enhanced disclosure of controls and procedures and internal control over financial reporting.

Bank Regulation

As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DFI and the FDIC, and must comply with applicable regulations of the Federal Reserve. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including Federal Reserve Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers directors and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties.

The Bank, as a California state-chartered bank, is subject to primary supervision and examination by the DFI, as well as the FDIC. Under the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or subsidiaries of bank holding companies. Further, pursuant to amendments enacted by GLBA, California banks may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. The Bank currently has no financial subsidiaries.

Supervision and Enforcement Authority

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DFI or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the FDIC, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

•	Require affirmative action to correct any conditions resulting from any violation or practice;

•

Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which may preclude the Bank from being deemed well capitalized and restrict its ability to accept certain brokered deposits;

•	Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions;

•

Enter into or issue informal or formal enforcement actions, including memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

•	Require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and

•	Take possession of and close and liquidate the Bank or appoint the FDIC as receiver.

The Bank operates branches and/or loan production offices in California, New York, Illinois, Massachusetts, Texas, Washington and New Jersey. While the DFI remains the Bank’s primary state regulator, the Bank’s operations in these jurisdictions are subject to examination and supervision by local bank regulators, and transactions with customers in those jurisdictions are subject to local laws, including consumer protection laws. The Bank also operates a branch in Hong Kong and a representative office in Taipei and in Shanghai. The operations of these offices (and limits on the scope of their activities) and the Hong Kong branch are subject to local law in those jurisdictions in addition to regulation and supervision by the DFI and the Federal Reserve.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 through the end of 2013. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. During 2008 and 2009, there have been higher levels of bank failures which has dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions and may continue to do so in the future. As of December 31, 2009, the Bank’s assessment rate was between 5 and 7 cents per $100 in assessable deposits. On November 12, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse affect on our earnings. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF.

The FDIC implemented two temporary programs under the Temporary Liquidity Guaranty Program (“TLGP”) to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through June 30, 2010 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012 and the Deposit Guarantee Program. The Bank is participating in the deposit insurance program. On October 20, 2009, the FDIC established a limited, six-month emergency guarantee facility whereby, certain participating entities, including the Bank, can apply to the FDIC for permission to issue FDIC-guaranteed debt during the period starting October 31, 2009 through April 30, 2010. The FDIC charges “systemic risk special assessments” to depository institutions that participate in the TLGP. The Company and the Bank have elected to participate in the Debt Guarantee Program, but do not expect to issue any debt under the program.

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

Capital Adequacy Requirements

The federal banking agencies have adopted risk-based capital guidelines for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. Under these capital guidelines, banking organizations are required to maintain certain minimum capital ratios, which are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. In general, the dollar amounts of assets and certain off-balance sheet items are “risk-adjusted” and assigned to various risk categories. Qualifying capital is classified depending on the type of capital:

•

“Tier 1 capital” consists of common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Qualifying Tier 1 capital may consist of trust-preferred securities, subject to certain criteria and quantitative limits for inclusion of restricted core capital elements in Tier 1 capital.

•

“Tier 2 capital” includes, among other things, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, qualifying term subordinated debt, preferred stock that does not qualify as Tier 1 capital a limited amount of allowance for loan and lease losses.

•	“Tier 3 capital” consists of qualifying unsecured subordinated debt.

Under the capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. There is currently no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. At December 31, 2009, the respective capital ratios of the Bancorp and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized”. As of December 31, 2009, the Bank’s total risk-based capital ratio was 15.03% and its Tier 1 risk-based capital ratio was 9.15%. As of December 31, 2009, the Bancorp’s Total Risk-Based Capital ratio was 15.43% and its Tier 1 risk-based capital ratio was 13.55%. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed well capitalized and may therefore be subject to restrictions on taking brokered deposits.

The current risk-based capital guidelines which apply to the Company and the Bank are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new international accord, referred to as Basel II, became mandatory for large or “core” international banks outside the U.S. in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more) and emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. It is optional for other banks. The Basel Committee is currently reconsidering regulatory-capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel II framework in response to recent worldwide economic developments. It is expected the Basel Committee may reinstitute a minimum leverage ratio requirement. The U.S. banking agencies have indicated separately that they will retain the minimum leverage requirement for all U.S. banks. It also is possible that a new tangible common equity ratio standard will be added.

The Bancorp and the Bank are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2009, the Bank’s leverage capital ratio was 9.35%, and the Bancorp’s leverage capital ratio was 9.64%, both ratios exceeding regulatory minimums.

Prompt Corrective Action Provisions

The federal banking agencies have issued regulations pursuant to the FDI Act defining five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. A bank that may otherwise meet the minimum requirements to be classified as well-capitalized, adequately capitalized, or undercapitalized may be treated instead as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that unsafe or unsound condition, or an unsafe or unsound practices, warrants such treatment. Under the prompt corrective action regulations, the subsidiary bank will be required to submit to its federal regulator a capital restoration plan and to comply with the plan. Each parent company that controls the subsidiary bank will be required to provide assurances of compliance by the bank with the capital restoration plan. However, the aggregate liability of such parent companies will not exceed the lesser of (i) 5% of the bank’s total assets at the time it became undercapitalized and (ii) the amount necessary to bring the bank into compliance with the plan. Failure to restore capital under a capital restoration plan can result in the bank’s being placed into receivership if it becomes critically undercapitalized. A bank subject to prompt corrective action also may affect its parent bank holding company in other ways. These include possible restrictions or prohibitions on dividends to the parent bank holding company by the bank; subordinated debt payments to the parent; and other transactions between the bank and the holding company. In addition, the regulators may impose restrictions on the ability of the holding company itself to pay dividends; require divestiture of holding company affiliates that pose a significant risk to the bank; or require divestiture of the undercapitalized subsidiary bank. At each successive lower-capital category, an insured bank may be subject at the agencies’ discretion to more restrictions under the agencies’ prompt corrective action regulations, including restrictions on the bank’s activities, and operational practices or the ability to pay dividends.

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

Our recently adopted capital management and dividend policy as part of our Three-Year Capital and Strategic Plan includes a policy to refrain from paying dividends in excess of $.01 per share per quarter, except when covered by operating earnings beginning in 2011. The amount of future dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by our board of directors in accordance with the capital management and dividend policy.

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

The Bancorp is further currently restricted as to the payment of dividends by the memorandum of understanding with the FRB SF. As a result of losses incurred in the second, third and fourth quarters of 2009, we were expected to so inform and consult with the Federal Reserve supervisory staff prior to declaring or paying any dividends and we have agreed under the memorandum of understanding with the FRB SF that we will not, without the FRB SF’s prior written approval, declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. As a result of losses incurred in the second, third and fourth quarters of 2009, we were expected to so inform and consult with the Federal Reserve supervisory staff prior to declaring or paying any dividends and we have agreed under the memorandum of understanding with the FRB SF that we will not, without the FRB SF’s prior written approval, declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. On February 5, 2010, Bancorp received Federal Reserve approval to make payments on our Series B Preferred Stock and Junior Subordinated Securities. There can be no assurance that our regulators will approve such payments or dividends in the future.

The Bank is a legal entity that is separate and distinct from its holding company. The Bancorp receives income through dividends paid by the Bank. Subject to the regulatory restrictions which currently further restrict the ability of the Bank to declare and pay dividends, future cash dividends by the Bank will depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors.

The powers of the board of directors of the Bank to declare a cash dividend to the Bancorp is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFI in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year.

Under the terms of the TARP CPP, for so long as any preferred stock issued under the TARP CPP remains outstanding, the Bancorp is prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the Treasury’s consent until the third anniversary of the Treasury’s investment or until the Treasury has transferred all of the preferred stock it purchased under the TARP CPP to third parties. As long as the preferred stock issued to the Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Bancorp’s common stock, are also prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. See the sections “Capital Resources” and “Liquidity” of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

The terms of our Series B Preferred Stock and Junior Subordinated Securities also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends on our Series B Preferred Stock or in our payment of interest on our Junior Subordinated Securities, we may not pay dividends on our common stock. See “Risk Factors — Risks Relating to Our Common Stock — The terms of our outstanding preferred stock limit our ability to pay dividends on and repurchase our common stock and there can be no assurance of any future dividends on our common stock generally.” and “Risk Factors — Risks Relating to Our Common Stock — Our outstanding debt securities restrict our ability to pay dividends on our capital stock.”

The Bank is subject to a restriction on dividends it may pay to the Bancorp under its memorandum of understanding with the DFI and the FDIC. Under the memorandum of understanding the Bancorp entered into with the FRB SF, we agreed that we will not, without the FRB SF’s prior written approval, receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank. In our Three-Year Capital and Strategic Plan, we indicate the Bank will not pay a dividend to us in 2010.

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal anti-money laundering and consumer protection statutes and implementing regulations, including the USA PATRIOT Act of 2001, the Bank Secrecy Act, the CRA, the Equal Credit Opportunity Act, the Truth in Lending Act, the National Flood Insurance Act and various federal and state privacy protection laws. Noncompliance with these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

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

The Sarbanes-Oxley Act also addresses accounting oversight and corporate governance matters. Management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2009. These assessments are included in Item 9A, “Controls and Procedures,” below.

Regulation of Non-bank Subsidiaries

Non-bank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. Additionally, any foreign-based subsidiaries would also be subject to foreign laws and regulations.

Item 1A. Risk Factors.

Difficult economic and market conditions have adversely affected our industry.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This economic decline, market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•

We potentially face increased regulation of our industry, including changes by Congress or federal regulatory agencies to the banking and financial institutions regulatory regime and heightened legal standards and regulatory requirements or expectations imposed in connection with the Emergency Economic Stabilization Act of 2008, or the EESA, and the American Recovery and Reinvestment Act of 2008, or the ARRA or other legislation that may be adopted in the future. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

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

•

We may be required to pay significantly higher deposit insurance premiums to the FDIC because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

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

We are subject to a memorandum of understanding with the Federal Reserve Bank of San Francisco, or the FRB SF, and the Bank is subject to a memorandum of understanding with the California DFI and the FDIC and we may be subject to further supervisory action by bank supervisory authorities that could have a material negative effect on our business, financial condition, and the value of our common stock.

Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the DFI and the Federal Reserve Board, and separately the FDIC as insurer of the Bank’s deposits, have authority to compel or restrict certain actions if the Bank’s capital should fall below adequate capital standards as a result of operating losses, or if its regulators otherwise determine that it has insufficient capital or has engaged in unsafe or unsound practices. Among other matters, the corrective actions may include, but are not limited to, requiring us and/or the Bank to enter into informal or formal enforcement orders, including memoranda of understanding, written agreements, supervisory letters, commitment letters, and consent or cease and desist orders to take corrective action and refrain from unsafe and unsound practices; removing officers and directors and assessing civil monetary penalties; and taking possession of and closing and liquidating the Bank. As a result of losses incurred to date, we entered into a memorandum of understanding with the FRB SF in December 2009. Under the memorandum, we agreed to submit to the FRB SF for review and approval a plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank, a dividend policy for the Bancorp, a plan to improve management of our liquidity position and funds management practices, and a liquidity policy and contingency funding plan for the Bancorp. As part of our compliance with the memorandum, on January 22, 2010, we submitted a Three-Year Capital and Strategic Plan to the FRB SF which updated a previously submitted plan. In addition, we have agreed that we will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. We further agreed to notify the FRB SF prior to effecting certain changes to our senior executive officers and board of directors and we are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments.

On March 1, 2010, the Bank entered into the memoranda of understanding with the DFI and the FDIC. Under that memorandum, we are required, among other things, to develop and implement plans to reduce commercial real estate concentrations, to improve our capital ratios and to reduce the Bank’s overall risk profile; to develop and implement a plan to improve asset quality; and to develop and implement a plan to reduce dependence on wholesale funding. We may need to take significant action to comply with these requirements, including selling assets during adverse market conditions, raising additional capital and limiting or ceasing offering profitable products and services, which could have a material adverse effect on our business and our financial condition. In addition, we are required to retain management and directors acceptable to the DFI and the FDIC. No assurance can be given that our current management and directors are acceptable to the DFI or the FDIC, that we will be able to retain or engage management and directors who are acceptable to the DFI or the FDIC or that we will be able to meet the requirements of the memoranda in a timely manner.

If we were unable to meet the requirements of the memorandum with the FRB SF or the DFI and the FDIC in a timely manner, we could become subject to additional supervisory action, including a cease and desist order. If our banking supervisors were to take such additional supervisory action, we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, our financial condition and the value of our common stock. Additionally, there can be no assurance that we will not be subject to further supervisory action or regulatory proceedings.

U.S. and international financial markets and economic conditions could adversely affect our liquidity, results of operations, and financial condition.

The cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers realize the impact of an economic slowdown and recession. In view of the concentration of our operations and the collateral securing our loan portfolio in Northern and Southern California, we may be particularly susceptible to the adverse economic conditions in the State of California. In addition, the severity and duration of these adverse conditions are unknown and may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us.

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.

At December 31, 2009, our allowance for loan losses totaled $211.9 million and we had net charge-offs of approximately $219.3 million for the fiscal year ended on that date. There has been a significant slowdown in the real estate market in portions of Los Angeles, San Diego, Riverside, and San Bernardino counties and the Central Valley of California where many of our commercial real estate and construction loan customers are based. This slowdown reflects declining prices and excess inventories of homes to be sold, which has contributed to financial strain on home builders and suppliers. In addition, the Federal Reserve Board and other government officials have expressed concerns about the commercial real estate lending concentrations of financial institutions and the ability of commercial real estate borrowers to perform pursuant to the terms of their loans. As of December 31, 2009, we had approximately $4.7 billion in commercial real estate and construction loans. Continuing deterioration in the real estate market generally and in the commercial real estate and residential building segments in particular could result in additional loan charge offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income, and capital.

The allowance for credit losses is an estimate of probable credit losses. Actual credit losses in excess of the estimate could adversely affect our results of operations and capital.

A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations, and cash flows. The allowance for credit losses is based on management’s estimate of the probable losses from our credit portfolio. If actual losses exceed the estimate, the excess losses could adversely affect our results of operations and capital. Such excess losses could also lead to larger allowances for credit losses in future periods, which could in turn adversely affect results of operations and capital in those periods. If economic conditions differ substantially from the assumptions used in the estimate or adverse developments arise with respect to our credits, future losses may occur, and increases in the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance. These agencies may require us to establish additional allowances based on their judgment of the information available at the time of their examinations. No assurance can be given that we will not sustain credit losses in excess of present or future levels of the allowance for credit losses.

We are subject to extensive laws and regulations and supervision, and may become subject to future laws and regulations and supervision, if any, that may be enacted, that could limit or restrict our activities, may hamper our ability to increase our assets and earnings and could adversely affect our profitability.

We operate in a highly regulated industry and are or may become subject to regulation by federal, state and local governmental authorities and various laws, regulations, regulatory guidelines, and judicial and administrative decisions imposing requirements or restrictions on part or all of our operations, capitalization, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. Also, we are or may become to subject to examination, supervision, and comprehensive regulation by various federal, state, and local authorities with regard to compliance with such laws and regulations. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially, various laws, rules and regulations are proposed, which, if adopted, could impact our operations or could substantially and adversely affect our ability to operate profitably by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products. It is impossible to predict the competitive impact that any such changes would have on commercial banking in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. See “Regulation and Supervision” section in Part I- Item 1- of this Annual Report on Form 10-K.

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

A substantial portion of our income is derived from the differential, or “spread”, between the interest earned on loans, investment securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. The interest rate risk inherent in our lending, investing, and deposit taking activities is a significant market risk to us and our business. Income associated with interest earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates, events over which we have no control, may have an adverse effect on net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. Increases in interest rates may adversely affect the ability of our floating rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs.

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

We have engaged in expansion through acquisitions and may consider additional acquisitions in the future, which could negatively affect our business and earnings.

We have engaged in expansion through acquisitions and may consider acquisitions in the future. There are risks associated with any such expansion. These risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, and being unable to profitably deploy assets acquired in the transaction. Additional country- and region-specific risks are associated with transactions outside the United States, including in China. To the extent we issue capital stock in connection with additional transactions, if any, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership.

Our earnings, financial condition, and prospects after a merger or acquisition depend in part on our ability to successfully integrate the operations of the acquired company. We may be unable to integrate operations successfully or to achieve expected cost savings. Any cost savings which are realized may be offset by losses in revenues or other charges to earnings.

In addition, our ability to grow may be limited if we cannot make acquisitions. We compete with other financial institutions with respect to proposed acquisitions. We cannot predict if or when we will be able to identify and attract acquisition candidates or make acquisitions on favorable terms.

We may in the future engage in FDIC-assisted transactions, which could present additional risks to our business.

In the current economic environment, and subject to any requisite regulatory consent, we may potentially be presented with opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. These acquisitions involve risks similar to acquiring existing banks even though the FDIC might provide assistance to mitigate certain risks such as sharing in exposure to loan losses and providing indemnification against certain liabilities of the failed institution. However, because these acquisitions are structured in a manner that would not allow us the time normally associated with preparing for and evaluating an acquisition, including preparing for integration of an acquired institution, we may face additional risks if we engage in FDIC-assisted transactions. These risks include, among other things, the loss of customers, strain on management resources related to collection and management of problem loans and problems related to integration of personnel and operating systems. If we engage in FDIC assisted transactions, we may not be successful in overcoming these risks or any other problems encountered in connection with these transactions. Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value and profitability.

Moreover, even if we were inclined to participate in an FDIC-assisted transaction, there are no assurances that the FDIC would allow us to participate or what the terms of such transaction might be or whether we would be successful in acquiring the bank or assets that we are seeking. We may be required to raise additional capital as a condition to, or as a result of, participation in an FDIC-assisted transaction. Any such transactions and related issuances of stock may have a dilutive effect on earnings per share and share ownership.

Furthermore, to the extent we are allowed to, and choose to, participate in FDIC-assisted transactions, we may face competition from other financial institutions with respect to the proposed FDIC-assisted transactions. To the extent that our competitors are selected to participate in FDIC-assisted transactions, our ability to identify and attract acquisition candidates and/or make acquisitions on favorable terms may be adversely affected.

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

Our loan portfolio is largely secured by real estate, which has adversely affected and may continue to adversely affect our results of operations.

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

The risks inherent in construction lending may continue to affect adversely our results of operations. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because such properties have no operating history. In these loans, loan funds are advanced upon the security of the project under construction (which is of uncertain value prior to completion of construction) and the estimated operating cash flow to be generated by the completed project. There is no assurance that such properties will be sold or leased so as to generate the cash flow anticipated by the borrower. The current general decline in real estate sales and prices across the United States, the decline in demand for residential real estate, recession, higher rates of unemployment, and reduced availability of mortgage credit, are all factors that can adversely affect the borrowers’ ability to repay their obligations to us and the value of our security interest in collateral, and thereby adversely affect our results of operations and financial results.

Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.

In considering whether to make a loan secured by real property, we require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property.

We face substantial competition from larger competitors.

We face substantial competition for deposits, loans, and for other banking services, as well as acquisitions, throughout our market area from the major banks and financial institutions that dominate the commercial banking industry. This may cause our cost of funds to exceed that of our competitors. These banks and financial institutions have greater resources than we do, including the ability to finance advertising campaigns and allocate their investment assets to regions of higher yield and demand and make acquisitions. By virtue of their larger capital bases, they have substantially greater lending limits than we do and perform certain functions, including trust services, which are not presently offered by us. We also compete for loans and deposits, as well as other banking services, with savings and loan associations, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies and other financial and non-financial institutions and entities. The recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies has increased the level of competition among financial services companies and may adversely affect our ability to market our products and services.

The short term and long term impact of the new Basel II capital standards and the forthcoming new capital rules to be proposed for non-Basel II U.S. banks is uncertain.

As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short term impact of the implementation of Basel II may be or what impact a pending alternative standardized approach to Basel II for non-Basel II U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

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

On March 1, 2010, the Bank entered into a memorandum of understanding with the DFI and the FDIC pursuant to which we are required to retain management and directors acceptable to the DFI and the FDIC. No assurance can be given that our current management or directors are acceptable to the DFI or the FDIC or that we will be able to retain or engage management or directors who are acceptable to the DFI and the FDIC. If we are unable to retain such management and directors, we may be subject to further supervisory action that could have a material adverse effect on our business, financial condition, and the value of our common stock.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures in place that seek to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors, and employees, costly litigation, a decline in revenues and increased governmental regulation.

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

Pursuant to the terms of the Purchase Agreement between us and the U.S. Treasury, or the Purchase Agreement, under which we sold $258 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a liquidation preference of $1,000 per share, or the Series B Preferred Stock, we adopted certain standards for executive compensation and corporate governance. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated executive officers. The standards include (1) ensuring that incentive compensation for senior executive officers does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive officer based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods.

The adoption of the ARRA on February 17, 2009, and interim final regulations thereunder effective June 15, 2009, have imposed certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, until the institution has repaid the U.S. Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency. The executive compensation standards are in many respects more stringent than those that continue in effect under the TARP Capital Purchase Program and those previously proposed by the U.S. Treasury. The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock or restricted stock unit grants for up to one-third of an employee’s total annual compensation, which grants cannot vest for a period of at least two years and can be liquidated during the TARP period only in proportion to the repayment of the TARP investment at 25% increments, (ii) prohibitions on golden parachute payments for departure from a company or change in control of the company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP or otherwise contrary to the public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “Say on Pay” shareholder vote on the compensation of executives.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Our need to continue to adapt to our information technology systems to allow us to provide new and expanded services could present operational issues and require significant capital spending.

As we continue to offer Internet banking and other on-line services to our customers, and continue to expand our existing conventional banking services, we will need to adapt our information technology systems to handle these changes in a way that meets constantly changing industry and regulatory standards. This can be very expensive and may require significant capital expenditures. In addition, our success will depend, among other things, on our ability to provide secure and reliable services, anticipate changes in technology, and efficiently develop and introduce services that are accepted by our customers and cost effective for us to provide. Systems failures, delays, breaches of confidentiality, and other problems could harm our reputation and business.

Certain provisions of our charter, bylaws, and rights agreement could make the acquisition of our company more difficult.

Certain provisions of our restated certificate of incorporation, as amended, our restated bylaws, as amended, and the rights agreement between us and American Stock Transfer and Trust Company, as rights agent, could make the acquisition of our company more difficult. These provisions include authorized but unissued shares of preferred and common stock that may be issued without stockholder approval; three classes of directors serving staggered terms; preferred share purchase rights that generally become exercisable if a person or group acquires 15% or more of our common stock or announces a tender offer for 15% or more of our common stock; special requirements for stockholder proposals and nominations for director; and super-majority voting requirements in certain situations including certain types of business combinations.

Our financial results could be adversely affected by changes in accounting standards or tax laws and regulations.

From time to time, the Financial Accounting Standards Board and the SEC will change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, from time to time, federal and state taxing authorities will change the tax laws, regulations, and their interpretations. These changes and their effects can be difficult to predict and can materially and adversely impact how we record and report our financial condition and results of operations.

The price of our common stock may fluctuate significantly, and this may make it difficult for you to sell shares of common stock owned by you at times or at prices you find attractive.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	acquisitions of other banks or financial institutions, through FDIC-assisted transactions or otherwise;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	fluctuations in the stock price and operating results of our competitors;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings, or litigation that involve or affect us;

•	successful management of reputational risk; and

•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified above in “Forward-Looking Statements”. The capital and credit markets have been experiencing volatility and disruption. In 2009, the volatility and disruption had reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

Statutory restrictions and restrictions by our regulators on dividends and other distributions from the Bank may adversely impact us by limiting the amount of distributions the Bancorp may receive. State laws and our regulators may restrict our ability to pay dividends.

A substantial portion of Bancorp’s cash flow comes from dividends that the Bank pays to us. Various statutory provisions restrict the amount of dividends that the Bank can pay without regulatory approval. Also, the Bank is subject to a restriction on dividends it may pay to Bancorp under a memorandum of understanding with the DFI and the FDIC. Under the memorandum of understanding we entered into with the FRB SF, we agreed that we will not, without the FRB SF’s prior written approval, receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank. In our Three-Year Capital and Strategic Plan we submitted to the FRB SF, we indicated the Bank will not pay a dividend to us in 2010. In addition, we adopted a capital management and dividend policy as part of the Capital Plan in which we adopted a policy to refrain from paying dividends in excess of $.01 per share per quarter, except when covered by operating earnings beginning in 2011.

The Federal Reserve Board has previously issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. As a result of losses incurred in the second, third, and fourth quarters of 2009, we were expected to so inform and consult with the Federal Reserve supervisory staff prior to declaring or paying any dividends and we have agreed under the memorandum of understanding with the FRB SF that we will not, without the FRB SF’s prior written approval, declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. There can be no assurance that our regulators will approve the payment of such dividends.

In addition, if the Bank were to liquidate, the Bank’s creditors would be entitled to receive distributions from the assets of the Bank to satisfy their claims against the Bank before Bancorp, as a holder of the equity interest in the Bank, would be entitled to receive any of the assets of the Bank.

The ability of the Bank to pay dividends to us is limited by various regulations and statutes, including California law, and the ability of us to pay dividends on our outstanding stock is limited by various regulations and statutes, including Delaware law.

The terms of our outstanding preferred stock limit our ability to pay dividends on and repurchase our common stock and there can be no assurance of any future dividends on our common stock generally.

In connection with the Purchase Agreement between us and the U.S. Treasury, we issued a warrant to purchase up to 1,846,374 shares of our common stock, or the Warrant, which provides that prior to the earlier of (i) December 5, 2011, and (ii) the date on which all of the shares of the Series B Preferred Stock have been redeemed by us or transferred by the U.S. Treasury to third parties, we may not, without the consent of the U.S. Treasury, (a) increase the cash dividend on our common stock above $.105 per share, the amount of the last quarterly cash dividend per share declared prior to October 14, 2008, or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series B Preferred Stock. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series B Preferred Stock.

The Federal Reserve Board has previously issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. As a result of losses incurred in the second, third, and fourth quarters of 2009, we were expected to so inform and consult with the Federal Reserve supervisory staff prior to declaring or paying any dividends and we have agreed under the memorandum of understanding with the FRB SF that we will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. The Bancorp and the Bank are also each subject to additional statutory and regulatory restrictions on paying dividends.

The restrictions described above, together with the potentially dilutive impact of the Warrant, described below, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future. Commencing with the second quarter of 2009, our board reduced our common stock dividend to $.08 per share. In the third and fourth quarters of 2009, our board further reduced our dividend to $.01 per share. There can be no assurance that we will be able to pay dividends in the future.

Our outstanding preferred stock impacts net income available to our common stockholders and earnings per common share, and the Warrant as well as other potential issuances of equity securities may be dilutive to holders of our common stock.

The dividends declared and the accretion on discount on our outstanding preferred stock will reduce the net income available to common stockholders and our earnings per common share. Our outstanding preferred stock will also receive preferential treatment in the event of our liquidation, dissolution, or winding up. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The 1,846,374 shares of common stock underlying the Warrant represent approximately 2.8% of the shares of our common stock outstanding as of December 31, 2009 (including the shares issuable upon exercise of the Warrant in total shares outstanding). Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction. In addition, to the extent options to purchase common stock under our stock option plans are exercised, holders of our common stock will incur additional dilution.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. If we sell additional equity or convertible debt securities, these sales could result in increased dilution to our stockholders. See “— We may need to raise additional capital which may dilute the interests of holders of our common stock or otherwise have an adverse effect on their investment.”

The issuance of additional shares of preferred stock could adversely affect holders of common stock, which may negatively impact your investment.

Our board of directors is authorized to issue additional classes or series of preferred stock without any action on the part of the stockholders. The board of directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution, or winding up of our business and other terms. If we issue preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of the common stock could be adversely affected.

Our outstanding debt securities restrict our ability to pay dividends on our capital stock.

In June 2003, Cathay Capital Trust I issued $20,619,000 of Floating Rate Trust Preferred Securities. In September 2003, Cathay Statutory Trust I issued $20,619,000 of Floating Rate Trust Preferred Securities. In December 2003, Cathay Capital Trust II issued $12,887,000 of Floating Rate Trust Preferred Securities. In March 2007, Cathay Capital Trust III issued $46,392,000 of Floating Rate Trust Preferred Securities. In May 2007, Cathay Capital Trust IV issued $20,619,000 of Floating Rate Trust Preferred Securities. These securities are collectively referred to herein as the “Trust Preferred Securities.” Payments to investors in respect of the Trust Preferred Securities are funded by distributions on certain series of securities issued by us, with similar terms to the relevant series of Trust Preferred Securities, which we refer to as the “Junior Subordinated Securities.” In addition, in September 2006, the Bank issued $50,000,000 in subordinated debt in a private placement, which we refer to as the “Bank Subordinated Securities.” If we are unable to pay interest in respect of the Junior Subordinated Securities (which will be used to make distributions on the Trust Preferred Securities), or if any other event of default occurs, then we will generally be prohibited from declaring or paying any dividends or other distributions, or redeeming, purchasing or acquiring, any of our capital securities, including the common stock, during the next succeeding interest payment period applicable to any of the Junior Subordinated Securities.

If the Bank is unable to pay interest in respect of the Bank Subordinated Securities, or if any other event of default has occurred and is continuing on the Bank Subordinated Securities, then the Bank will be prohibited from declaring or paying dividends or other distributions, or redeeming, purchasing or acquiring, any of its capital stock, during the next succeeding interest payment applicable to the Bank Subordinated Securities. As a result, the Bank will be prohibited from making dividend payments to us, which, in turn could affect our ability to pay dividends on our capital securities, including the common stock.

Moreover, any other financing agreements that we enter into in the future may limit our ability to pay cash dividends on our capital stock, including the common stock. In the event that any other financing agreements in the future restrict our ability to pay dividends in cash on the common stock, we may be unable to pay dividends in cash on the common stock unless we can refinance amounts outstanding under those agreements.

We may need to raise additional capital which may dilute the interests of holders of our common stock or otherwise have an adverse effect on their investment.

If economic conditions continue to deteriorate, particularly in the California commercial real estate and residential real estate markets where our business is concentrated, we may need to raise even more capital to support any additional provisions for loan losses and loan charge-offs. In addition, we may need to raise more capital to meet other regulatory requirements, if our losses are higher than expected and we believe that we may breach the target capital ratios in our Three-Year Capital and Strategic Plan, or to participate in FDIC-assisted transactions. There can be no assurances that we would succeed in raising any such additional capital, and any capital we obtain may dilute the interests of holders of our common stock, or otherwise have an adverse effect on their investment.

Item 1B. Unresolved Staff Comments.

The Company has not received written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued not less than 180 days before the end of its 2009 fiscal year and that remain unresolved.

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

The Bank leases certain other premises. Expiration dates of the Bank’s leases range from June 2010 to December 2016. Our Hong Kong branch is located at 28 Queen’s Road Central Hong Kong. The lease for the 3,436 square foot office commenced on December 16, 2006 and will expire in December 2012. Our representative office in Shanghai is located at Room 2610-A, 1515 Nanjing Road West, Kerry Centre, Shanghai, China, and consists of 869 square feet. The lease was renewed for three years from May 2009 to May 2012. The representative office in Taipei is located at Sixth Floor, Suite 3, 146 Sung Chiang Road, Taipei, Taiwan, and consists of 1,806 square feet. The lease was renewed for one year from July 2009 to June 2010.

As of December 31, 2009, the Bank’s investment in premises and equipment totaled $108.6 million. See Note 9 and Note 15 to the Consolidated Financial Statements.

Item 3. Legal Proceedings.

The Company and its subsidiaries and their property are not currently a party or subject to any material pending legal proceeding.

Item 4. Reserved.

Executive Officers of Registrant.

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of March 1, 2010.

Name	Age	Present Position and Principal Occupation During the Past Five Years
Dunson K. Cheng	65	Chairman of the Board of Directors of Bancorp and the Bank since 1994; Director, President, and Chief Executive Officer of Bancorp since 1990. President of the Bank since 1985 and Director of the Bank since 1982.

Peter Wu	61	Director, Executive Vice Chairman, and Chief Operating Officer of Bancorp and the Bank since October 20, 2003.

Anthony M. Tang	56	Director of Bancorp since 1990; Executive Vice President of Bancorp since 1994; Chief Lending Officer of the Bank since 1985; Director of the Bank since 1986; Senior Executive Vice President of the Bank since December 1998.

Heng W. Chen	57	Executive Vice President and Chief Financial Officer of Bancorp since June 2003. Executive Vice President of the Bank since June 2003; Chief Financial Officer of the Bank since January 2004.

Irwin Wong	61	Executive Vice President-Branch Administration of the Bank since 1999.

Kim R. Bingham	53	Executive Vice President and Chief Credit Officer of the Bank since August 2004.

Perry P. Oei	47	Senior Vice President of Bancorp and the Bank since January 2004; General Counsel of Bancorp and the Bank since July 2001.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the symbol “CATY.” Prior to July 3, 2006, our common stock traded on the NASDAQ National Market. The closing price of our common stock on March 1, 2010, was $9.75 per share, as reported by the NASDAQ Global Select Market.

The following table sets forth the high and low closing prices as reported on the NASDAQ Global Select Market for the periods presented:

	Year Ended December 31,
	2009		2008
	High	Low	High	Low
First quarter	$23.32	$7.50	$27.61	$20.23
Second quarter	16.00	9.15	21.94	10.69
Third quarter	11.46	8.09	29.25	10.49
Fourth quarter	10.06	7.27	24.98	15.98

Holders

As of March 1, 2010, there were approximately 1,784 holders of record of our common stock.

Dividends

The cash dividends per share declared by quarter were as follows:

	Year Ended December 31,
	2009	2008
First quarter	$0.105	$0.105
Second quarter	0.080	0.105
Third quarter	0.010	0.105
Fourth quarter	0.010	0.105

Total	$0.205	$0.420

Performance Graph

The graph and accompanying information furnished below compares the percentage change in the cumulative total stockholder return on our common stock from December 31, 2004, through December 31, 2009, with the percentage change in the cumulative total return on the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the SNL Western Bank Index for the same period. The SNL Western Bank Index is a market-weighted index including every publicly traded bank and bank holding company located in Alaska, California, Hawaii, Montana, Oregon, and Washington. We will furnish, without charge, on the written request of any person who is a stockholder of record as of the record date for the 2010 annual meeting of the stockholders, a list of the companies included in the SNL Western Bank Index. Requests for this information should be addressed to Michael M.Y. Chang, Secretary, Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012. This graph assumes the investment of $100 in our common stock on December 31, 2004, and an investment of $100 in each of the S&P 500 Index and the SNL Western Bank Index on that date.

NOTE: The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, the future performance or returns of our common stock. Such information furnished herewith shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not be deemed to be “soliciting material” or to be “filed” under the Securities Act or the Securities Exchange Act with the Securities and Exchange Commission except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Securities Exchange Act.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Cathay General Bancorp	100.00	96.87	93.93	72.99	67.17	21.68
SNL Western Bank	100.00	104.11	117.48	98.12	95.54	87.73
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11

Source: SNL Financial LC, Charlottesville, VA © 2010

Unregistered Sales of Equity Securities

There were no sales of any equity securities by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

As of December 31, 2009, Bancorp may repurchase up to 622,500 shares of common stock under the November 2007 stock repurchase program, subject to limitations included in the EESA. No shares were repurchased in 2008 and in 2009.

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

Selected Consolidated Financial Data

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except share and per share data)
Income Statement (1)
Interest income	$528,731	$589,951	$615,271	$491,518	$350,661
Interest expense	246,039	294,804	305,750	212,235	110,279

Net interest income before provision/(reversal) for loan losses	282,692	295,147	309,521	279,283	240,382
Provision/(reversal) for credit losses	307,000	106,700	11,000	2,000	(500)

Net interest (loss)/income after provision/(reversal) for credit losses	(24,308)	188,447	298,521	277,283	240,882

Securities gains/(losses)	55,644	(5,971)	810	201	1,473
Other non-interest income	23,010	24,878	26,677	21,263	21,013
Non-interest expense	183,037	136,676	128,745	113,315	96,284

(Loss)/Income before income tax expense	(128,691)	70,678	197,263	185,432	167,084
Income tax (benefit)/expense	(61,912)	19,554	71,191	67,259	62,390

Net (loss)/income	(66,779)	51,124	126,072	118,173	104,694

Less: net income attributable to noncontrolling interest	(611)	(603)	(603)	(603)	(603)

Net (loss)/income attributable to Cathay General Bancorp	(67,390)	50,521	125,469	117,570	104,091

Dividends on preferred stock	(16,338)	(1,140)	—	—	—

Net (loss)/income attributable to stockholders	$(83,728)	$49,381	$125,469	$117,570	$104,091

Net (loss)/income attributable to common stockholders per common share Basic	$(1.59)	$1.00	$2.49	$2.29	$2.07
Diluted	$(1.59)	$1.00	$2.46	$2.27	$2.05
Cash dividends paid per common share	$0.205	$0.420	$0.405	$0.360	$0.360
Weighted-average common shares
Basic	52,629,159	49,414,824	50,418,303	51,234,596	50,373,076
Diluted	52,629,159	49,529,793	50,975,449	51,804,495	50,821,093

Statement of Condition
Investment securities	$3,550,114	$3,083,817	$2,347,665	$1,522,223	$1,217,438
Net loans (2)	6,678,914	7,340,181	6,608,079	5,675,342	4,578,644
Loans held for sale	54,826	—	—	—	—
Total assets	11,588,232	11,582,639	10,402,532	8,030,977	6,401,316
Deposits	7,505,040	6,836,736	6,278,367	5,675,306	4,916,350
Federal funds purchased and securities sold under agreements to repurchase	1,557,000	1,662,000	1,432,025	450,000	319,000
Advances from the Federal Home Loan Bank	929,362	1,449,362	1,375,180	714,680	215,000
Borrowings from other financial institutions	26,532	19,500	8,301	10,000	20,000
Long-term debt	171,136	171,136	171,136	104,125	53,976
Total equity	1,312,744	1,301,387	980,419	951,574	782,117

Common Stock Data
Shares of common stock outstanding	63,459,590	49,508,250	49,336,187	51,930,955	50,191,089
Book value per common share	$16.49	$20.90	$19.70	$18.16	$15.41

Profitability Ratios
Return on average assets	-0.58%	0.47%	1.38%	1.60%	1.69%
Return on average stockholders’ equity	(5.20)	4.91	13.28	13.61	14.05
Dividend payout ratio	n/m	42.02	16.36	15.67	17.44
Average equity to average assets ratio	11.29	9.58	10.37	11.76	12.05
Efficiency ratio	50.65	43.52	38.20	37.68	36.63

(1)	Includes the operating results and the acquired assets and assumed deposits and liabilities of (i) Great Eastern Bank after April 6, 2006, (ii) New Asia Bancorp and its subsidiaries after October 17, 2006, and (iii) United Heritage Bank after March 30, 2007.
(2)	Net loans represent gross loans net of loan participations sold, allowance for loan losses, and unamortized deferred loan fees.

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

The Bank offers a wide range of financial services. It currently operates 20 branches in Southern California, 11 branches in Northern California, eight branches in New York State, one branch in Massachusetts, two branches in Texas, three branches in Washington State, three branches in Illinois, one branch in New Jersey, one branch in Hong Kong and two representative offices (one in Shanghai, China, and one in Taipei, Taiwan). The Bank is a commercial bank, servicing primarily individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located.

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

Management believes the following are critical accounting policies that require the most significant judgments and estimates used in the preparation of the consolidated financial statements:

Accounting for the Allowance for Loan Losses

The determination of the amount of the provision for loan losses charged to operations reflects management’s current judgment about the credit quality of the loan portfolio and takes into consideration changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability and depth of lending management, changes in the volume and severity of past due, non-accrual and adversely classified or graded loans, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, the existence and effect of any concentrations of credit and the effect of competition, legal and regulatory requirements, and other external factors. The nature of the process by which we determine the appropriate allowance for loan losses requires the exercise of considerable judgment. The allowance is increased by the provision for loan losses and decreased by charge-offs when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses in future periods.

The total allowance for loan losses consists of two components: specific allowances and general allowances. To determine the adequacy of the allowance in each of these two components, we employ two primary methodologies, the individual loan review analysis methodology and the classification migration methodology. These methodologies support the basis for determining allocations between the various loan categories and the overall adequacy of our allowance to provide for probable losses inherent in the loan portfolio. These methodologies are further supported by additional analysis of relevant factors such as the historical losses in the portfolio, and environmental factors which include trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, the volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and the concentration of credit.

The Bank’s management allocates a specific allowance for “Impaired Credits,” in accordance with Accounting Standard Codification (“ASC”) 310-10-35. For non-Impaired Credits, a general allowance is established for those loans internally classified and risk graded Pass, Minimally Acceptable, Special Mention, or Substandard based on historical losses in the specific loan portfolio and a reserve based on environmental factors determined for that loan group. The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance. The allowance for credit losses is discussed in more detail in “Allowance for Credit Losses” below.

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

Investment Securities

The classification and accounting for investment securities are discussed in detail in Note 1 to the Consolidated Financial Statements presented elsewhere herein. Under ASC 320, formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas available-for-sale securities are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources. We are obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. ASC Topic 320 requires us to assess whether we have the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Other-than-temporary impairment related to credit losses will be recognized in earnings. Other-than-temporary impairment related to all other factors will be recognized in other comprehensive income.

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

Goodwill and Goodwill Impairment

Goodwill represents the excess of costs over fair value of assets of businesses acquired. ASC Topic 805, formerly SFAS No. 141, Business Combinations (Revised 2007), requires an entity to recognize the assets, liabilities and any non-controlling interest at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. ASC Topic 805 also requires an entity to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Accounting for Contingencies.” Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of ASC Topic 350, formerly SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, formerly SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

The impairment testing process conducted by us begins by assigning net assets and goodwill to our three reporting units- Commercial Lending, Retail Banking, and East Coast Operations. We then complete “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment. Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill. The implied fair value of goodwill is computed by assuming all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill. This adjusted goodwill balance is the implied fair value used in step two. An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value.

Results of Operations

Overview

For the year ended December 31, 2009, we reported net loss attributable to common stockholders of $83.7 million, or $1.59 per share, compared to net income attributable to common stockholders of $49.4 million, or $1.00 per diluted share in 2008 and net income attributable to common stockholders of $125.5 million, or $2.46 per diluted share in 2007. The $133.1 million, or 270%, decline in net income from 2008 to 2009 was primarily the results of an increase of $200.3 million in the provision for credit losses. The return on average assets in 2009 was negative 0.58%, decreasing from 0.47% in 2008, and 1.38% in 2007. The return on average equity was negative 5.20% in 2009, decreasing from 4.91% in 2008 and 13.28% in 2007.

Highlights

•	Net loss attributable to common stockholders for 2009 was $83.7 million, a decrease of $133.1 million, or 270%, from 2008.

•	Loss per share for 2009 was $1.59, a decrease of 259% compared with diluted earnings per share of $1.00 for 2008.

•	In 2009, the Company raised $119.4 million in additional capital, net of professional expenses, through the sale of 13.9 million shares of common stock.

•	Total deposits increased by $668.3 million, or 9.8%, to $7.5 billion at December 31, 2009, from $6.8 billion at December 31, 2008.

Net (loss)/income available to common stockholders and key financial performance ratios are presented below for the three years indicated:

	2009	2008	2007
	(Dollars in thousands, except share and per share data)
Net (loss)/income	$(67,390)	$50,521	$125,469
Dividends on preferred stock	(16,338)	(1,140)	—

Net (loss)/income available to common stockholders	$(83,728)	$49,381	$125,469

Basic (loss)/earnings per common share	$(1.59)	$1.00	$2.49
Diluted (loss)/earnings per common share	$(1.59)	$1.00	$2.46
Return on average assets	-0.58%	0.47%	1.38%
Return on average stockholders’ equity	-5.20%	4.91%	13.28%
Total average assets	$11,544,807	$10,736,130	$9,111,671
Total average equity	$1,303,575	$1,036,789	$953,028
Efficiency ratio	50.65%	43.52%	38.20%
Effective income tax rate	48.11%	27.67%	36.09%

Net Interest Income

Net interest income declined $12.5 million, or 4.2%, from $295.1 million in 2008 to $282.7 million in 2009. Taxable-equivalent net interest income, using a statutory Federal income tax rate of 35%, totaled $283.1 million in 2009, compared with $296.4 million in 2008. Interest income on tax-exempt securities was $788,000, or $1.2 million on a tax-equivalent basis in 2009 compared to $2.9 million, or $4.2 million on a tax-equivalent basis in 2008. The decrease was due primarily to the increases in interest expense paid for securities sold under agreements to repurchase as a result of the expiration of initial below market interest rate periods. Between 2005 and 2008, the Bank increased its securities portfolio and funded these securities by entering into a number of long term securities sold under agreements to repurchase transactions to increase net interest income. Average non-interest bearing deposits remained steady between quarters since the Bank’s customer base consistently prefers to maintain deposits in the form of certificates of deposit.

Average loans for 2009 were $7.27 billion, which is $51.6 million, or 0.7%, higher than 2008 due primarily to the growth in commercial mortgage loans. Compared with 2008, average commercial mortgage loans increased $113.6 million, or 2.83%, to $4.13 billion, average residential mortgages and equity lines increased $90.5 million, or 12.3%, to $829.4 million. Offsetting the above increases, average commercial loans decreased $98.1 million, or 6.3%, to $1.46 billion and average construction loans decreased $50.7 million, or 5.8%, to $819.7 million. Average securities were $3.24 billion, a significant increase of $724.8 million, or 28.9%, due primarily to net increases of mortgage-backed securities of $773.2 million in 2009.

Average interest bearing deposits were $6.61 billion in 2009, an increase of $752.2 million, or 12.8%, from $5.86 billion in 2008 primarily due to increases of $553.4 million, or 12.2%, in time deposits and increases of $153.7 million, or 20.9%, in money market deposits. Average FHLB advances and other borrowings decreased $180.6 million to $997.3 million in 2009 from $1.18 billion in 2008.

Taxable-equivalent interest income decreased $62.1 million, or 10.5%, to $529.2 million in 2009, primarily due to decline in rates on loans and securities purchased under agreements to resell, which was partially offset by increases in volume and by a change in the mix of interest-earning assets as discussed below:

•

Increase in volume: Average interest-earning assets increased $766.0 million, or 7.6%, to $10.8 billion in 2009, compared with the average interest-earning assets of $10.0 billion in 2008. The increase in volume added $26.6 million to interest income and was primarily attributable to the growth in investment securities.

•

Decline in rate: The taxable-equivalent yield on interest-earning assets decreased 99 basis points to 4.90% in 2009 from 5.89% in 2008. In 2009, the yield earned on average loans decreased 74 basis points to 5.53% in 2009 from 6.27% in 2008. The yield earned on average taxable securities decreased 86 basis points to 3.85% in 2009 from 4.71% in 2008. The decline in rates among interest earning assets caused interest income to decrease by $88.7 million.

•

Change in the mix of interest-earnings assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 67.2% of total average interest-earning assets in 2009 and decreased from 71.9% in 2008. Average securities comprised 29.9% of total average interest-bearing assets in 2009 and increased from 25.0% in 2008.

Interest expense decreased by $48.8 million to $246.0 million in 2009 compared with $294.8 million in 2008 primarily due to decreased cost from time deposits offset by increased cost from securities sold under agreement to repurchase. The overall decrease in interest expense was primarily due to a net decrease in rate offset by a net increase in volume as discussed below:

•

Increase in volume: Average interest-bearing liabilities increased $548.3 billion in 2009, due primarily to the growth of time deposits of $553.4 million and money market deposits of $153.7 million, offset by decreases in FHLB advances and other borrowings of $180.6 million.

•	Decline in rate: As a result of the declining interest rate environment during 2008, the average cost of interest bearing liabilities decreased 72 basis points to 2.63% in 2009 from 3.35% in 2008.

•

Change in the mix of interest-bearing liabilities: Average interest bearing deposits of $6.61 billion increased to 70.7% of total interest-bearing liabilities in 2009 compared to 66.6% in 2008. Offsetting the increases, average FHLB advances and other borrowing of $997.3 million decreased to 10.7% of total interest-bearing liabilities in 2009 compared to 13.4% in 2008.

Our taxable-equivalent net interest margin, defined as taxable-equivalent net interest income to average interest-earning assets, decreased 33 basis points to 2.62% in 2009 from 2.95% in 2008. The decrease in net interest margin from the prior year primarily resulted from increases in non-accrual loans and the increase in the borrowing rate on our long term repurchase agreements as discussed above and the increase in the average rate paid on other borrowed funds as lower cost short term borrowings matured. The majority of our variable rate loans contain interest rate floors, which help limit the impact of the recent decreases in the prime interest rate.

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

Taxable-equivalent interest income decreased $25.4 million, or 4.1%, to $591.2 million in 2008, primarily due to a decline in rates on loans and investment securities which was partially offset by increases in volume and by a change in the mix of interest-earning assets as discussed below:

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

Interest-Earning Assets and Interest-Bearing Liabilities

	2009 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)	2008 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)	2007 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)
	(Dollars in thousands)
Interest-Earning Assets:
Commercial loans	$1,464,696	$69,648	4.76%	$1,562,775	$86,056	5.51%	$1,304,862	$104,262	7.99%
Residential mortgage	829,418	43,742	5.27	738,923	42,124	5.70	611,200	38,043	6.22
Commercial mortgage	4,133,061	251,343	6.08	4,019,448	269,232	6.70	3,482,083	268,467	7.71
Real estate construction loans	819,746	36,339	4.43	870,410	53,748	6.18	745,164	68,639	9.21
Other loans and leases	19,333	759	3.93	23,133	1,056	4.56	27,196	1,358	4.99

Loans and leases (1)	7,266,254	401,831	5.53	7,214,689	452,216	6.27	6,170,505	480,769	7.79
Taxable securities	3,216,516	123,939	3.85	2,460,181	115,890	4.71	1,800,930	100,663	5.59
Tax-exempt securities (3)	18,996	1,212	6.38	50,520	4,155	8.22	61,932	4,031	6.51
FHLB stock	71,798	149	0.21	66,025	3,301	5.00	50,293	2,348	4.67
Federal funds sold & securities purchased under agreement to resell	58,482	1,351	2.31	234,896	15,017	6.39	318,778	24,309	7.63
Interest-bearing deposits	174,939	673	0.38	14,631	656	4.48	62,101	4,489	7.23

Total interest-earnings assets	$10,806,985	$529,155	4.90	$10,040,942	$591,235	5.89	$8,464,539	$616,609	7.28
Non-interest earning assets
Cash and due from banks	111,736			85,928			89,109
Other non-earning assets	803,789			700,737			635,976

Total non-interest earning assets	915,525			786,665			725,085
Less: Allowance for loan losses	(168,530)			(81,066)			(66,192)
Deferred loan fees	(9,173)			(10,411)			(11,761)

Total Assets	$11,544,807			$10,736,130			$9,111,671

Interest-Bearing Liabilities:
Interest-bearing demand	295,770	1,059	0.36	255,185	1,544	0.61	232,114	2,823	1.22
Money market	890,427	13,233	1.49	736,739	13,581	1.84	699,606	21,531	3.08
Savings	338,781	799	0.24	334,222	1,188	0.36	344,066	3,258	0.95
Time deposits	5,084,309	118,465	2.33	4,530,923	161,397	3.56	3,852,468	181,891	4.72

Total interest-bearing deposits	6,609,287	133,556	2.02	5,857,069	177,710	3.03	5,128,254	209,503	4.09
Federal funds purchased	8,392	23	0.27	40,128	903	2.25	32,190	1,612	5.01
Securities sold under agreement to repurchase	1,562,447	65,182	4.17	1,554,023	60,559	3.90	941,380	35,037	3.72
FHLB advances and other borrowings	997,277	42,443	4.26	1,177,869	46,542	3.95	1,010,574	48,358	4.79
Long-term debt	171,136	4,835	2.83	171,136	9,090	5.31	151,478	11,240	7.42

Total interest-bearing liabilities	9,348,539	246,039	2.63	8,800,225	294,804	3.35	7,263,876	305,750	4.21
Non-interest bearing liabilities:
Demand deposits	781,391			772,982			782,347
Other liabilities	111,302			126,134			112,420
Stockholders’ equity	1,303,575			1,036,789			953,028

Total liabilities and stockholders’ equity	$11,544,807			$10,736,130			$9,111,671

Net interest spread (4)			2.27%			2.54%			3.07%
Net interest income (4)		$283,116			$296,431			$310,859

Net interest margin (4)			2.62%			2.95%			3.67%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	2009 - 2008 Increase/(Decrease) in Net Interest Income Due to:			2008 - 2007 Increase/(Decrease) in Net Interest Income Due to:
	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate	Total Change
	(In thousands)
Interest-Earning Assets
Deposits with other banks	$1,123	$(1,106)	$17	$(2,561)	$(1,272)	$(3,833)
Federal funds sold and securities purchased under agreement to resell	(7,386)	(6,280)	(13,666)	(5,756)	(3,536)	(9,292)
Taxable securities	31,555	(23,506)	8,049	32,796	(17,569)	15,227
Taxable-exempt securities (2)	(2,165)	(778)	(2,943)	(823)	947	124
FHLB Stock	266	(3,418)	(3,152)	777	176	953
Loans	3,210	(53,595)	(50,385)	73,977	(102,530)	(28,553)

Total increase in interest income	26,603	(88,683)	(62,080)	98,410	(123,784)	(25,374)

Interest-Earning Liabilities
Interest-bearing demand accounts	217	(702)	(485)	257	(1,536)	(1,279)
Money market accounts	2,548	(2,896)	(348)	1,089	(9,039)	(7,950)
Savings accounts	16	(405)	(389)	(91)	(1,979)	(2,070)
Time deposits	17,933	(60,865)	(42,932)	28,748	(49,242)	(20,494)
Federal funds purchased	(417)	(463)	(880)	330	(1,039)	(709)
Securities sold under agreement to repurchase	330	4,293	4,623	23,802	1,720	25,522
FHLB advances and other borrowings	(7,502)	3,403	(4,099)	7,326	(9,142)	(1,816)
Long-term debt	—	(4,255)	(4,255)	1,329	(3,479)	(2,150)

Total increase in interest expense	13,125	(61,890)	(48,765)	62,790	(73,736)	(10,946)

Change in net interest income	$13,478	$(26,793)	$(13,315)	$35,620	$(50,048)	$(14,428)

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.

Provision for Credit Losses

The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses and an allowance for off-balance sheet unfunded credit commitments that management believes to be sufficient to absorb credit losses inherent in the Bank’s loan portfolio and credit commitments. As a result of an increase in non-performing loans due to the continuing weak economy, a substantial increase in charge-offs, and adversely graded construction loans, land loans, and commercial loans during 2009, the Bank recorded a $307.0 million provision for credit losses in 2009 compared with $106.7 million in 2008, and $11.0 million in 2007. Net charge-offs for 2009 were $219.3 million, or 3.0% of average loans, to net charge-offs of $46.8 million, or 0.65%

of average loans during 2008, and compared to net charge-offs of $6.6 million, or 0.11% of average loans during 2007. The increases in net charge-offs were primarily due to the economic downturn.

Non-interest Income

Non-interest income was $78.7 million for 2009, $18.9 million for 2008, and $27.5 million for 2007. Non-interest income includes depository service fees, letters of credit commissions, securities gains (losses), gains (losses) from loan sales, gains from sale of premises and equipment, and other sources of fee income. These other fee-based services include, among other things, wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from our Wealth Management division, and foreign exchange fees.

The increase of $59.7 million, or 316%, from 2008 to 2009 in non-interest income was primarily due to the combination of the following:

•

The Company sold securities of $2.4 billion and recorded net gains on sale of securities of $56.5 million in 2009 compared to gains on sale of securities of $29.4 million in 2008. In 2008, there was an other-than-temporary impairment charge of $35.3 million on agency preferred securities. These factors contributed to a $61.6 million increase in gains on securities in 2009;

•	A $4.4 million increase in gains on sale of loans primarily due to gains of $3.3 million from the sale of an aircraft leverage lease;

•	A $2.4 million loss on the value of interest rate swap agreements;

•	A $2.4 million decrease in commissions from foreign exchange and currency transactions;

•	And a $1.8 million decrease in venture capital income primarily due to write-downs on venture capital investment of $2.0 million.

The decrease of $8.6 million, or 31.2%, from 2007 to 2008 in non-interest income was primarily due to the combination of the following:

•	An other-than-temporary impairment charge of $35.3 million on agency preferred securities;

•	A $2.7 million decrease in gains on sale of premises and equipment due to the sale of a former branch building in September 2007;

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

Non-interest Expense

Non-interest expense includes expenses related to salaries and benefits of employees, occupancy expenses, marketing expenses, computer and equipment expenses, amortization of core deposit intangibles, and other operating expenses. Non-interest expense totaled $183.0 million in 2009, compared with $136.7 million in 2008, and $128.7 million in 2007. The increase of $46.4 million, or 33.9%, in non-interest expense in 2009 compared to 2008 was primarily due to the combination of the following:

•

Other real estate owned (“OREO”) expense increased $31.1 million primarily due to a $24.6 million increase in provision for OREO write-downs, and a $4.0 million increase in OREO operating expenses due to increased OREO holdings. In addition, loss on sale of OREO increased $2.1 million and OREO income decreased $466,000;

•	FDIC and State assessments increased $14.6 million to $19.4 million in 2009 from $4.8 million in 2008 as a result of a higher assessment rate and higher assessed deposit balances;

•	Professional service expense increased $4.4 million, or 36.8%, due primarily to increases in legal expenses, collection expenses, and consulting expenses;

•	Occupancy expense increased $2.9 million, or 21.7%, primarily due to our new administrative offices at 9650 Flair Drive, El Monte which opened in January 2009;

•

The above increases were offset primarily by decreases of $5.8 million in salaries and employee benefits and decrease of $1.0 million in marketing expenses. Salaries and employee benefits decreased due to a $2.6 million decrease in bonus accruals, a $2.0 million decrease in option compensation expense, and a $940,000 decrease in salaries.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, increased to 50.65% in 2009 compared with 43.52% in 2008 due primarily to higher non-interest expenses as explained above.

Non-interest expense totaled $136.7 million in 2008 compared with $128.7 million in 2007. The increase of $8.0 million, or 6.2%, in non-interest expense in 2008 compared to 2007 was primarily due to the combination of the following:

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

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, increased to 43.52% in 2008 compared with 38.20% in 2007 due primarily to the decreases in revenues resulting from the lower net interest margin.

Income Tax Expense

Income tax benefit was $61.9 million in 2009 compared to income tax expense of $19.6 million in 2008 and income tax expense of $71.2 million in 2007. The effective tax rate was 48.1% for 2009, 27.7% for 2008, and 36.1% in 2007. The income tax benefit in 2009 was primarily due to the net loss in 2009. The decrease in the effective tax rate from 2007 to 2008 was primarily due to the lower pretax income in 2008 combined with an increase in low income housing tax credits from $8.0 million in 2007 to $9.5 million in 2008. Low income housing tax credits were $11.1 million in 2009.

On December 31, 2003, the California FTB announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). While we continue to believe that the tax benefits recorded in 2000, 2001, and 2002 with respect to our regulated investment company were appropriate and fully defensible under California law, we participated in Option 2 of the Voluntary Compliance Initiative of the FTB, and paid all California taxes and interest on these disputed 2000 through 2002 tax benefits, and at the same time filed a claim for refund for these years while avoiding certain potential penalties. The Company expects to resolve the California tax audits of its 2000 through 2002 tax years without any significant additional accruals.

The FASB issued ASC Topic 740, formerly Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). ASC Topic 740 requires that the amount of recognized tax benefit should be the maximum amount that is more-likely-than-not to be realized and that amounts previously recorded that do not meet the requirements of ASC Topic 740 be charged as a cumulative effect adjustment to retained earnings. As of December 31, 2006, we reflected a $12.1 million net state tax receivable related to payments made in April 2004 under the Voluntary Compliance Initiative program for the years 2000, 2001, and 2002, after giving effect to reserves for loss contingencies on the refund claims. We have determined that our refund claim related to our regulated investment company is not more-likely-than-not to be realized and consequently charged a total of $8.5 million, comprised of the $7.9 million after tax amount related to our refund claims as well as a $0.6 million after tax amount related to California net operating losses generated in 2001 as a result of our regulated investment company, to the opening balance of retained earnings as of the January 1, 2007, effective date of ASC Topic 740.

We recognize accrued interest and penalties related to unrecognized tax benefits as an income tax provision expense. We recognized $0.1 million in 2009, $0.4 million in 2008 and $0.2 million in 2007 in interest and penalties. We had accrued interest and penalties of approximately $240,000 as of December 31, 2009, and $1.9 million as of December 31, 2008.

Our tax returns are open for audits by the Internal Revenue Service back to 2006 and by the FTB of the State of California back to 2000. We are currently under audit by the California FTB for the years 2000 to 2004. During the second quarter of 2007, the Internal Revenue Service completed an examination of our 2004 and 2005 tax returns and did not propose any adjustments deemed to be material. From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. When, and if, such differences occur and the related tax effects become probable and estimable, such amounts will be recognized.

Review of Financial Condition

Total assets were $11.6 billion at both December 31, 2009, and December 31, 2008. Securities held-to-maturity increased $635.0 million and short-term investment and interest bearing deposits increased $229.7 million offset primarily by a $518.4 million decrease in gross loans and loans held-for-sale, and by a $201.0 million decrease in securities purchased under agreement to resell.

Investment Securities

Investment securities represented 30.64% of total assets at December 31, 2009, compared with 26.62% of total assets at December 31, 2008. The carrying value of investment securities at December 31, 2009, was $3.55 billion compared with $3.08 billion at December 31, 2008. Securities available-for-sale are carried at fair value and had a net unrealized loss of $1.4 million at December 31, 2009, compared with a net unrealized gain of $40.3 million at December 31, 2008. In 2009, the Company purchased U.S. government agency securities at par of $100.0 million and MBS at par of $523.9 million. These were classified as securities held-to-maturity. Book value for securities held-to-maturity was $635.0 million at December 31, 2009, and zero at December 31, 2008.

The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2009	2008
	(In thousands)
Securities Held-to-Maturity:
U.S. government agencies	$99,876	$—
Mortgage-backed securities	535,139	—

Total securities held-to-maturity	$635,015	$—

Securities Available-for-Sale:
U.S. treasury securities	$13,748	$10,545
U.S. government sponsored entities	871,344	765,982
State and municipal securities	12,823	23,236
Mortgage-backed securities	1,942,176	2,077,463
Collateralized mortgage obligations	47,789	172,878
Asset-backed securities	249	360
Corporate bonds	9,757	32,570
Preferred stock of government sponsored entities	1,272	783
Other securities-foreign	14,891	—
Other equity securities	1,050	—

Total securities available-for-sale	$2,915,099	$3,083,817

Total investment securities	$3,550,114	$3,083,817

ASC Topic 320 changes the requirements for recognizing other-than-temporary impairment (OTTI) for debt securities. ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. We have no intent to sell and will not be required to sell available-for-sale securities that decline below their cost before their anticipated recovery. At December 31, 2009, there was no other-than-temporary impairment related to credit losses to be recognized in earnings. Other-than-temporary impairment related to all other factors was recognized in other comprehensive income.

Between 2002 and 2004, we purchased a number of mortgage-backed securities and collateralized mortgage obligations comprised of interests in non-agency guaranteed residential mortgages. At December 31, 2009, the remaining par value was $13.5 million for non-agency guaranteed mortgage-backed securities with unrealized losses of $1.2 million and $43.2 million of collateralized mortgage obligations with unrealized losses of $1.6 million. The remaining par value of these securities totaled $56.7 million which represents 1.6% of the fair value of investment securities and 0.5% of total assets. At December 31, 2009, the unrealized loss for these securities totaled $2.8 million which represented 4.9% of the par amount of these non-agency guaranteed residential mortgages. Based on the our analysis at December 31, 2009, there was no “other-than-temporary” impairment in these securities due to the low loan to value ratio for the loans underlying these securities, the credit support provided by junior tranches of these securitizations, and the continued AAA rating for all but four issues of these securities. Our analysis also indicated the continued full ultimate collection of principal and interest for the four issues that were no longer rated AAA.

The temporarily impaired securities represent 58.7% of the fair value of investment securities as of December 31, 2009. Unrealized losses for securities with unrealized losses for less than twelve months represent 0.9%, and securities with unrealized losses for twelve months or more represent 7.1%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased. All of these securities were investment grade as of December 31, 2009. At December 31, 2009, 21 issues of securities had unrealized losses for 12 months or longer and 63 issues of securities had unrealized losses of less than 12 months.

At December 31, 2009, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our consolidated statements of operations. The table below shows the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of December 31, 2009:

Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
As of December 31, 2009
Securities Held-to-Maturity
Mortgage-backed securities	$527,845	$7,294	12	—	—	—	$527,845	$7,294	12

Total securities held-to-maturity	527,845	7,294	12	—	—	—	527,845	7,294	12

Securities Available-for-Sale
U. S. Treasury entities	$13,748	$77	2	$—	$—	—	$13,748	$77	2
U.S. government sponsored entities	408,888	3,230	9	—	—	—	408,888	3,230	9
State and municipal securities	—	—	—	659	36	1	659	36	1
Mortgage-backed securities	1,050,968	6,216	32	855	3	5	1,051,823	6,219	37
Mortgage-backed securities-Non-agency	—	—	—	12,302	1,156	3	12,302	1,156	3
Collateralized mortgage obligations	30,870	955	4	8,304	683	8	39,174	1,638	12
Asset-backed securities	—	—	—	249	63	1	249	63	1
Corporate bonds	249	1	1	9,508	488	3	9,757	489	4
Other securities-foreign organization	14,891	84	3	—	—	—	14,891	84	3

Total securities available-for-sale	1,519,614	10,563	51	31,877	2,429	21	1,551,491	12,992	72

Total investment securities	$2,047,459	$17,857	63	$31,877	$2,429	21	$2,079,336	$20,286	84

As of December 31, 2008
Securities Available-for-Sale
State and municipal securities	$339	$15	1	$1,098	$22	2	$1,437	$37	3
Mortgage-backed securities	8,294	247	26	12,139	5,031	9	20,433	5,278	35
Collateralized mortgage obligations	—	—	1	107,503	7,523	24	107,503	7,523	25
Asset-backed securities	—	—	—	360	63	2	360	63	2
Corporate bonds	32,385	2,611	4	185	65	1	32,570	2,676	5

Total investment securities	$41,018	$2,873	32	$121,285	$12,704	38	$162,303	$15,577	70

The scheduled maturities and taxable-equivalent yields by security type are presented in the following tables:

Securities Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2009
	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Maturity Distribution:
Securities Held-to-Maturity:
U.S. government agencies	$—	$99,876	$—	$—	$99,876
Mortgage-backed securities	—	—	—	535,139	535,139

Total securities held-to-maturity	—	99,876	—	535,139	635,015

Securities Available-for-Sale:
U.S. treasury securities	—	13,748	—	—	13,748
U.S. government sponsored entities	256	715,614	155,474	—	871,344
State and municipal securities	411	6,471	4,881	1,060	12,823
Mortgage-backed securities (1)	111	13,735	143,854	1,784,476	1,942,176
Collateralized mortgage obligations (1)	—	—	45,094	2,695	47,789
Asset-backed securities (1)	—	—	—	249	249
Corporate bonds	249	—	—	9,508	9,757
Preferred stock of government sponsored entities (2)	—	—	—	1,272	1,272
Other securities-foreign	9,573	5,318	—	—	14,891
Other equity securities	—	—	—	1,050	1,050

Total securities available-for-sale	10,600	754,886	349,303	1,800,310	2,915,099

Total investment securities	$10,600	$854,762	$349,303	$2,335,449	$3,550,114

Weighted-Average Yield:
Securities Held-to-Maturity:
U.S. government agencies	—	2.17%	—	—	2.17%
Mortgage-backed securities	—	—	—	3.68	3.68

Total securities held-to-maturity	0.00%	2.17%	0.00%	3.68%	3.44%

Securities Available-for-Sale:
U.S. treasury securities	—	0.88%	—	—	0.88%
U.S. government sponsored entities	5.01	2.15%	3.52	—	2.40
State and municipal securities (3)	7.33	6.76	6.39	0.06	6.58
Mortgage-backed securities (1)	6.18	4.98	4.49	3.84	3.90
Collateralized mortgage obligations (1)	—	—	4.88	5.89	4.93
Asset-backed securities (1)	—	—	—	2.25	2.25
Corporate bonds	0.97	—	—	8.25	8.07
Other securities-foreign	0.39	1.79	—	—	0.89

Total securities available-for-sale	0.85%	2.22%	4.14%	3.86%	3.46%

Total investment securities	0.85%	2.21%	4.14%	3.82%	3.46%

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	There is no stated maturity for equity securities.
(3)	Weighted average yield has been adjusted to a fully-taxable equivalent basis.

Loans

Loans represented 67.2% of average interest-earning assets during 2009 compared with 71.9% during 2008. Gross loans, including loans held-for-sale, decreased by $518.4 million, a decrease of 6.9%, to $6.95 billion at December 31, 2009, compared with $7.47 billion at December 31, 2008, due to the continuing weak economy in 2009. At December 31, 2009, loans held-for-sale were $54.8 million. There were no loans held-for-sale at December 31, 2008. The decline was primarily attributable to the following:

•

Commercial loans decreased $312.6 million, or 19.3%, to $1.31 billion at December 31, 2009, compared to $1.62 billion at December 31, 2008. Commercial loans consist primarily of short-term loans (normally with a maturity of one year or less) to support general business purposes, or to provide working capital to businesses in the form of lines of credit, trade-finance loans, loans for commercial purposes secured by cash, and SBA loans.

•

Real estate construction loans, excluding $17.1 million of construction loans held-for-sale, decreased $287.1 million, or 31.4%, to $626.1 million at December 31, 2009, compared to $913.2 million at December 31, 2008.

•

Commercial mortgage loans, excluding $37.7 million of commercial mortgage loans held-for-sale, decreased $67.7 million, or 1.6%, to $4.07 billion at December 31, 2009, compared to $4.13 billion at December 31, 2008. Total commercial mortgage loans accounted for 58.9% of gross loans at December 31, 2009, compared to 55.3% at December 31, 2008. Commercial mortgage loans include primarily commercial retail properties, shopping centers, and owner-occupied industrial facilities, and, secondarily, office buildings, multiple-unit apartments, hotels, and multi-tenanted industrial properties, and are typically secured by first deeds of trust on such commercial properties. In addition, the Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings where the borrower either uses the property for business purposes or derives income from tenants.

•

Total residential mortgage loans and equity lines increased by $86.8 million, or 11.0%, to $878.3 million at December 31, 2009, compared to $791.5 million at December 31, 2008, primarily due to the U.S. government’s housing tax credit program.

Our lending relates predominantly to activities in the states of California, New York, Texas, Washington, Massachusetts, Illinois, and New Jersey, although we have some loans to domestic clients who are engaged in international trade. Our new branch in Hong Kong generated loans outstanding of $45.6 million as of December 31, 2009, compared to $27.6 million as of December 31, 2008.

The classification of loans by type as of December 31 for each of the past five years is presented below:

Loan Type and Mix

	Amount Outstanding as of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Commercial loans	$1,307,880	$1,620,438	$1,435,861	$1,243,756	$1,110,401
Residential mortgage loans and equity lines	878,266	791,497	663,707	574,422	431,289
Commercial mortgage loans	4,065,155	4,132,850	3,762,689	3,226,658	2,590,752
Real estate construction loans	626,087	913,168	799,230	685,206	500,027
Installment loans	13,390	11,340	15,099	13,257	13,662
Other loans	8,364	3,075	7,059	4,247	1,684

Gross loans	6,899,142	7,472,368	6,683,645	5,747,546	4,647,815

Less:
Allowance for loan losses	(211,889)	(122,093)	(64,983)	(60,220)	(56,438)
Unamortized deferred loan fees	(8,339)	(10,094)	(10,583)	(11,984)	(12,733)

Total loans and leases, net	$6,678,914	$7,340,181	$6,608,079	$5,675,342	$4,578,644

Loans held for sale	$54,826	$—	$—	$—	$—

The loan maturities in the table below are based on contractual maturities. As is customary in the banking industry, loans that meet underwriting criteria can be renewed by mutual agreement between us and the borrower. Because we are unable to estimate the extent to which our borrowers will renew their loans, the table is based on contractual maturities. As a result, the data shown below should not be viewed as an indication of future cash flows.

Contractual Maturity of Loan Portfolio

	Within One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial loans
Floating rate	$794,276	$169,442	$46,212	$1,009,930
Fixed rate	228,476	61,363	8,111	297,950
Residential mortgage loans and equity lines
Floating rate	—	722	209,413	210,135
Fixed rate	2,723	31,417	633,991	668,131
Commercial mortgage loans
Floating rate	618,856	770,379	755,322	2,144,557
Fixed rate	264,531	1,029,881	626,186	1,920,598
Real estate construction loans
Floating rate	589,848	18,839	52	608,739
Fixed rate	17,203	145	—	17,348
Installment loans
Floating rate	—	100	—	100
Fixed rate	12,725	565	—	13,290
Other loans
Fixed rate	8,364	—	—	8,364

Total Loans	$2,537,002	$2,082,853	$2,279,287	$6,899,142

Floating rate	$2,002,980	$959,482	$1,010,999	$3,973,461
Fixed rate	534,022	1,123,371	1,268,288	2,925,681

Total Loans	2,537,002	2,082,853	2,279,287	6,899,142

Allowance for loan losses				(211,889)
Unamortized deferred loan fees				(8,339)

Net loans				$6,678,914

Loans held-for-sale				$54,826

Deposits

The Bank primarily uses customer deposits to fund its operations, and to a lesser extent borrowings in the form of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and other borrowings. The Bank’s deposits are generally obtained from the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting time deposits from political subdivisions and public agencies. The Bank considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management’s decisions as to the most economic funding sources. Brokered-deposits totaled $852.9 million, or 11.4% of total deposits at December 31, 2009, compared to $989.3 million, or 14.5%, at December 31, 2008, and public time deposits totaled $98.1 million, or 1.3%, of total deposits at December 31, 2009, compared to $509.2 million, or 7.4%, of total deposits at December 31, 2008.

The Bank’s total deposits increased $668.3 million, or 9.8%, from $6.84 billion at December 31, 2008, to $7.51 billion at December 31, 2009. In 2009, money market deposits increased $283.7 million, or 43.0%, time deposits of $100,000 or more increased $253.4 million, or 7.8%, and non-interest-bearing demand deposits increased $134.1 million, or 18.4%. Offsetting the above increases were a decrease of $114.5 million, or 7.0%, in time deposits under $100,000 in 2009.

The following table displays the deposit mix for the past three years:

Deposit Mix

	Year Ended December 31,
	2009		2008		2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Demand accounts	$864,551	11.5%	$730,433	10.7%	$785,364	12.5%
NOW accounts	337,304	4.5	257,234	3.8	231,583	3.7
Money market accounts	943,164	12.6	659,454	9.6	681,783	10.8
Saving accounts	347,724	4.6	316,263	4.6	331,316	5.3
Time deposits under $100,000	1,529,954	20.4	1,644,407	24.1	1,311,251	20.9
Time deposits of $100,000 or more	3,482,343	46.4	3,228,945	47.2	2,937,070	46.8

Total	$7,505,040	100.0%	$6,836,736	100.0%	$6,278,367	100.0%

Average total deposits grew $760.6 million, or 11.5%, to $7.39 billion during 2009 compared with average total deposits of $6.63 billion in 2008.

The following table displays average deposits and rates for the past five years:

Average Deposits and Average Rates

	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Demand	$781,391	—%	$772,982	—%	$782,347	—%	$761,991	—%	$703,185	—%
NOW accounts	295,770	0.36	255,185	0.61	232,114	1.22	237,113	1.18	245,904	0.61
Money market accounts	890,427	1.49	736,739	1.84	699,606	3.08	599,210	2.69	539,642	1.40
Saving accounts	338,781	0.24	334,222	0.36	344,066	0.95	374,570	0.91	390,787	0.51
Time deposits	5,084,309	2.33	4,530,923	3.56	3,852,468	4.72	3,344,931	4.12	2,929,365	2.79

Total	$7,390,678	1.81%	$6,630,051	2.68%	$5,910,601	3.54%	$5,317,815	3.01%	$4,808,883	1.93%

Management considers the Bank’s time deposits of $100,000 or more (Jumbo CDs) to be generally less volatile than other wholesale funding sources primarily because:

•	approximately 57.3% of the Bank’s Jumbo CDs have been on deposit with the Bank for two years or more;

•	the Jumbo CD portfolio is widely-held with 15,397 individual accounts averaging approximately $226,116 per account owned by 9,959 individual depositors as of December 31, 2009; and

•

the ratio of relatively higher percentage of Jumbo CDs to total deposits exists in most of the Asian-American banks in our California market because of a higher savings rate within the communities we serve.

Management monitors the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the customers the Bank is serving.

Of our Jumbo CDs, approximately 99.2% matured within one year as of December 31, 2009. The following tables display time deposits of $100,000 or more by maturity:

Time Deposits of $100,000 or More by Maturity

At December 31, 2009
(In thousands)
Less than three months	$1,599,648
Three to six months	963,164
Six to twelve months	890,457
Over one year	29,074

Total	$3,482,343

The following table displays time deposits with a remaining term of more than one year at December 31, 2009:

Maturities of Time Deposits with a Remaining Term

of More Than One Year for Each

of the Five Years Following December 31, 2009

(In thousands)
2011	$139,073
2012	151,569
2013	296
2014	59
2015	—

Borrowings

Borrowings include securities sold under agreements to repurchase, federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

There were no federal funds purchased as of December 31, 2009. Federal funds purchased were $52.0 million with a weighted average rate of 0.26% as of December 31, 2008. At December 31, 2009, other borrowings from a financial institution were $7.2 million with a weighted average rate of 0.57%. Other borrowings of $1.3 million will mature in September 2011 and $5.9 million will mature in the fourth quarter of 2011.

Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 4.19% at December 31, 2009, compared to $1.6 billion with a weighted average rate of 3.95% at December 31, 2008. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million are with initial fixed rates ranging from 1.00% and 3.50% with initial fixed rate terms ranging from six months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. At December 31, 2009, there was one short-term securities sold under agreements to repurchase of $7.0 million at rate of 1.2% which matured on January 4, 2010. The table below provides summary data for long-term securities sold under agreements to repurchase as of December 31, 2009:

Securities Sold Under Agreements to Repurchase

(Dollars in millions)	Fixed-to-floating				Floating-to-fixed				Total
Callable	All callable at December 31, 2009				All callable at December 31, 2009
Rate type	Floating Rate				Fixed Rate
Rate index	8% minus three month LIBOR

Maximum rate	3.75%	3.50%	3.50%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	5	4	1	2	1	10	4	30
Amount	$150.0	$250.0	$200.0	$50.0	$100.0	$50.0	$550.0	$200.0	$1,550.0
Weighted average rate	3.75%	3.50%	3.50%	3.25%	4.77%	4.83%	4.54%	5.00%	4.20%
Final maturity	2014	2014	2015	2015	2011	2012	2014	2017

These transactions are accounted for as collateralized financing transactions and recorded at the amount at which the securities were sold. We may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.8 billion as of December 31, 2009, and $1.7 billion as of December 31, 2008.

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Average amount outstanding during the year (1)	$1,562,447	$1,554,023	$941,380
Maximum amount outstanding at month-end (2)	1,587,000	1,610,000	1,391,025
Balance, December 31	1,557,000	1,610,000	1,391,025
Rate at year-end	4.19%	3.95%	3.57%
Weighted average interest rate for the year	4.17%	3.90%	3.72%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were February 2009, December 2008, and December 2007.

Total advances from the FHLB San Francisco decreased $520.0 million to $929.4 million at December 31, 2009, from $1.45 billion at December 31, 2008. Non-puttable advances totaled $229.4 million with a weighted rate of 4.76% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at December 31, 2009. The FHLB has the right to terminate the puttable transactions at par at each three-month anniversary after the first puttable date. As of December 31, 2009, all puttable FHLB advances were puttable but the FHLB had not exercised its right to terminate any of the puttable transactions.

Long-term Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt has a maturity term of 10 years and bears interest at a rate of three-month LIBOR plus 110 basis points. As of December 31, 2009, $50.0 million was outstanding with a rate of 1.35% under this note compared to $50.0 million at a rate of 2.56% at December 31, 2008. The subordinated debt qualifies as Tier 2 capital for regulatory reporting purpose and is included as a component of long-term debt in the consolidated balance sheet.

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

At December 31, 2009, Junior Subordinated Notes totaled $121.1 million with a weighted average interest rate of 2.41% compared to $121.1 million with a weighted average rate of 4.02% at December 31, 2008. The Junior Subordinated Notes have a stated maturity term of 30 years. The Junior Subordinated Notes issued qualifies as Tier 1 capital for regulatory reporting purposes. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and commitments to make future payments as of December 31, 2009. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Contractual obligations:
Securities sold under agreements to repurchase (1)	$7,000	$150,000	$950,000	$450,000	$1,557,000
Advances from the Federal Home Loan Bank (2)	65,000	864,362	—	—	929,362
Other borrowings	—	7,212	—	19,320	26,532
Long-term debt	—	—	—	171,136	171,136
Operating leases	5,795	9,048	5,701	1,517	22,061
Deposits with stated maturity dates	4,721,300	290,642	355	—	5,012,297

	$4,799,095	$1,321,264	$956,056	$641,973	$7,718,388

Other commitments:
Commitments to extend credit	1,214,894	161,313	13,560	201,252	1,591,019
Standby letters of credit	60,822	666	—	—	61,488
Commercial letters of credit	49,257	—	—	—	49,257
Bill of lading guarantees	300	—	—	—	300

Total contractual obligations and other commitments	$6,124,368	$1,483,243	$969,616	$843,225	$9,420,452

(1)	These repurchase agreements have a final maturity of 5 years, 7 years and 10 years from origination date but are callable on a quarterly basis after the six months or one year anniversary according to agreements.
(2)	FHLB advances of $700.0 million that mature in 2012 have a callable option. On a quarterly basis, advances of $300.0 million are callable on the first anniversary date and of $400.0 million are callable on the second anniversary date.

In the normal course of business, we enter into various transactions, which, in accordance with U.S. generally accepted accounting principles, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

Loan Commitments. We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses.

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

In September 2009, the Company issued $32.4 million of new common stock consisting of 3,490,000 shares at an average price of $9.28 per share. Net of issuance costs and fees, this issuance added $31.4 million to common stockholders’ equity. On October 13, 2009, the Company issued $81.0 million of new common stock consisting of 8,756,756 shares at an average price of $9.25 per share. Net of issuance costs and fees, this issuance added $76.0 million to common stockholders’ equity. From November 23, 2009 through December 24, 2009, the Company issued $12.6 million of new common stock consisting of 1,623,100 shares at an average price of $7.73 per share. Net of issuance costs and fees, this issuance added $12.0 million to common stockholder’s equity. On February 1, 2010 the Company sold $132.3 million of new common stock consisting of 15,028,409 shares at an average price of $8.80 per share. Net of issuance costs and fees, this issuance added $125.2 million to common stockholders’ equity. In December 2008, we obtained additional capital of $258.0 million by participating in the U.S. Treasury Troubled Asset Relief Program (“TARP”) Capital Purchase Program under the Emergency Economic Stabilization Act of 2008.

Total equity of $1.31 billion at December 31, 2009, was up $11.4 million, or 0.9%, compared to $1.30 billion at December 31, 2008. The increase in stockholders’ equity was due to $119.4 million from common stock issuances, reinvestment of dividends of $1.2 million and amortization of unearned compensation of $5.7 million offset by a net loss of $67.4 million, payments of dividends on preferred stock of $12.9 million, payments of dividends on common stock of $10.3 million, a decrease of $24.2 million in unrealized gains on securities, a tax short-fall of $0.2 million from the exercise of stock options, and the $8.5 million placement as a result of adoption of ASC Topic 805, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51. The Company paid common stock cash dividends of $0.205 per common share in 2009 and $0.42 per common share in 2008.

We have participated in the U.S. Treasury TARP Capital Purchase Program under the Emergency Economic Stabilization Act of 2008. Pursuant to this program, on December 5, 2008, the U.S. Treasury purchased 258,000 shares of our Series B preferred stock in the amount of $258.0 million. The Series B preferred stock pays cumulative compounding dividends at a rate of 5% per year for the first five years, and thereafter at a rate of 9% per year. The shares are non-voting, other than class voting rights on matters that could adversely affect the shares. They are callable at par after three years. Prior to the end of three years, the senior preferred shares may only be redeemed with the proceeds from one or more qualified equity offerings. In conjunction with the purchase of senior preferred shares, the U.S. Treasury received warrants to purchase 1,846,374 shares of common stock at the exercise price of $20.96 with an aggregate market price equal to $38.7 million, 15% of the senior preferred stock amount that U.S. Treasury invested. The exercise price of $20.96 on warrants was calculated based on the average of closing prices of our common stock on the 20 trading days ending on the last trading day prior to November 17, 2008, the date that we received the preliminary approval for the capital purchase from the U.S. Treasury. The Company also adopted the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds securities issued under this program. The terms of this program could reduce investment returns to our stockholders by restricting dividends to common stockholders, diluting existing stockholders’ interests, and restricting capital management practices.

As of December 31, 2009, we remained authorized to purchase up to 622,500 shares of our common stock under our November 2007 stock repurchase program. No shares were repurchased in 2008 and in 2009. As long as the U. S. Treasury owns any of our Series B preferred stock, we are precluded from any repurchase of our common stock. As discussed below under “Regulatory Matters,” we are also subject to other restrictions on the repurchase of our common stock.

Capital Adequacy

Management seeks to retain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements. The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At December 31, 2009, Tier 1 risk-based capital ratio of 13.55%, total risk-based capital ratio of 15.43%, and Tier 1 leverage capital ratio of 9.64%, continued to place the Company in the “well capitalized” category, which is defined as institutions with Tier 1 risk-based capital ratio equal to or greater than 6.00%, total risk-based capital ratio equal to or greater than 10.00%, and Tier 1 leverage capital ratio equal to or greater than 5.00%. The comparable ratios for 2008 were Tier 1 risk-based capital ratio of 12.12%, total risk-based capital ratio of 13.94%, and Tier 1 leverage capital ratio of 9.79%.

Cathay Real Estate Investment Trust, of which 100% of the common stock is owned by the Bank, sold $4.4 million during 2003 and $4.2 million during 2004 of its 7.0% Series A Non-Cumulative preferred stock to accredited investors. During 2005, the Trust repurchased $131,000 of its preferred stock. This preferred stock qualifies as Tier 1 capital under current regulatory guidelines.

A table displaying the Bancorp’s and the Bank’s capital and leverage ratios at December 31, 2009 and 2008 is included in Note 23 to the Consolidated Financial Statements.

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our board of directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. Commencing with the second quarter of 2009, our board of directors reduced our common stock dividend to $.08 per share. In the third and fourth quarters of 2009, our board of directors further reduced our dividend to $.01 per share. We recently adopted a capital management and dividend policy as part of our Three-Year Capital and Strategic Plan which included a policy to refrain from paying dividends in excess of $.01 per share per quarter, except when covered by operating earnings beginning in 2011. The amount of future dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors in accordance with the capital management and dividend policy.

Substantially all of the revenues of the Company available for payment of dividends derive from amounts paid to it by the Bank. The terms of the Bank Subordinated Securities limit the ability of the Bank to pay dividends to us if the Bank is not current in paying interest on the Bank Subordinated Securities or another event of default has occurred. As further discussed under “Regulatory Matters,” the Bank is subject to a restriction on dividends it may pay to the Bancorp under a memorandum of understanding with the DFI and the FDIC. Under the memorandum of understanding we entered into with the Federal Reserve Bank of San Francisco (FRB SF), we agreed that we will not, without the FRB SF’s prior written approval, receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank. In our Three-Year Capital and Strategic Plan, we indicated the Bank will not pay a dividend to us in 2010.

The terms of our Series B Preferred Stock and Junior Subordinated Securities also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends on our Series B Preferred Stock or in our payment of interest on our Junior Subordinated Securities, we may not pay dividends on our common stock. The Federal Reserve Board has previously issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. As a result of losses incurred in the second, third and fourth quarters of 2009, we were expected to so inform and consult with the Federal Reserve supervisory staff prior to declaring or paying any dividends and we have agreed under the memorandum of understanding with the FRB SF that we will not, without the FRB SF’s prior written approval, declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. There can be no assurance that our regulators will approve the payment of such dividends.

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. The amount of retained earnings available for cash dividends to Company, immediately after December 31, 2009, is restricted to approximately $39.4 million under this regulation.

Regulatory Matters

On December 17, 2009, the Bancorp entered into a memorandum of understanding with the Federal Reserve Bank of San Francisco (FRB SF) under which we agreed that we will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. Under the memorandum, we agreed to submit to the FRB SF for review and approval a plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank, a dividend policy for the Bancorp, a plan to improve management of our liquidity position and funds management practices, and a liquidity policy and contingency funding plan for the Bancorp. As part of our compliance with the memorandum, on January 22, 2010, we submitted to the FRB SF a Three-Year Capital and Strategic Plan that updates a previously submitted plan and establishes, among other things, targets for our Tier 1 risk-based capital ratio, total risk-based capital ratio, Tier 1 leverage capital ratio and tangible common risk-based ratio, each of which, where applicable, are above the minimum requirements for a well-capitalized institution. In addition, we agreed to notify the FRB SF prior to effecting certain changes to our senior executive officers and board of directors and we are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments. We also agreed in the memorandum that we will not, without the prior written approval of the FRB SF, directly or indirectly, (i) incur, renew, increase or guaranty any debt, (ii) issue any trust preferred securities, or (iii) purchase, redeem, or otherwise acquire any of our stock.

On March 1, 2010, the Bank entered into a memoranda of understanding with the Department of Financial Institutions (DFI) and the FDIC pursuant to which we are required to develop and implement, within specified time periods, plans satisfactory to the DFI and the FDIC to reduce commercial real estate concentrations, to enhance and to improve the quality of our stress testing of the Bank’s loan portfolio, and to revise our loan policy in connection therewith; to develop and adopt a strategic plan addressing improved profitability and capital ratios and to reduce the Bank’s overall risk profile; to develop and adopt a capital plan; to develop and implement a plan to improve asset quality, including the methodology for calculating the loss reserve allocation and evaluating its adequacy; and to develop and implement a plan to reduce dependence on wholesale funding. In addition, we are required to report our progress to the DFI and FDIC on a quarterly basis. We are subject to a restriction on dividends from the Bank to the Company, a requirement to maintain adequate allowance for loan and lease losses, and restrictions on any new branches and business lines without prior approval. We are currently required to notify the FDIC prior to effecting certain changes to our senior executive officers and board of directors and are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments; we are required to retain management and directors acceptable to the DFI and the FDIC. Following discussions with regulators, the Board has resolved to establish a Compliance Committee to, among other things, review the Company’s management and governance and consider making recommendations for improvement.

The Company and the Bank have taken appropriate steps to comply with the terms of their respective memorandums of understanding and we believe we are in compliance with the memorandums. In particular, on January 21, 2010 the Board of Directors of the Company appointed the Compliance Committee to review the Company’s management and governance and consider making recommendations for improvement and, on February 18, 2010, appointed the Company’s Audit Committee to oversee the implementation of the two memorandums. On February 1, 2010, net of issuance costs and fees, we raised $125.2 million in new capital through a public offering of common stock; see the section “Capital Resources — Stockholder’s Equity” above. We do not believe that the memorandums or our compliance activities will have a material adverse effect on our operations or financial condition, including liquidity. If we fail to comply with the terms of the memorandums, that failure could lead to additional enforcement action by regulators that could have a material adverse effect on our operations or financial condition.

Risk Elements of the Loan Portfolio

Non-performing Assets

Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, and other real estate owned. The Company’s policy is to place loans on non-accrual status if interest and principal or either interest or principal is past due 90 days or more, or in cases where management deems the full collection of principal and interest unlikely. After a loan is placed on non-accrual status, any previously accrued but unpaid interest is reversed and charged against current income and subsequent payments received are generally first applied towards the outstanding principal balance of the loan. Depending on the circumstances, management may elect to continue the accrual of interest on certain past due loans if partial payment is received and/or the loan is well collateralized and in the process of collection. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

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

Total non-performing portfolio assets, excluding non-accrual loans held-for-sale, increased $99.9 million, or 39.6%, to $351.7 million at December 31, 2009, compared with $251.8 million at December 31, 2008, primarily due to a $99.4 million increase in non-accrual loans and a $7.1 million increase in OREO and other assets offset by a $6.7 million decrease in accruing loans past due 90 days or more.

As a percentage of gross loans, excluding loans held-for-sale, plus other real estate owned, our non-performing assets increased to 5.05% at December 31, 2009, from 3.34% at December 31, 2008. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 77.36% at December 31, 2009, from 68.87% at December 31, 2008.

The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Accruing loans past due 90 days or more	$—	$6,733	$9,265	$8,008	$2,106
Non-accrual loans	280,643	181,202	58,275	22,322	15,799

Total non-performing loans	280,643	187,935	67,540	30,330	17,905

Real estate acquired in foreclosure and other assets	71,014	63,892	16,147	5,259	—

Total non-performing assets	$351,657	$251,827	$83,687	$35,589	$17,905

Troubled debt restructurings (1)	$54,992	$924	$12,601	$955	$3,088
Non-accrual loans held for sale	$54,826	$—	$—	$—	$—
Non-performing assets as a percentage of gross loans and other real estate owned at year-end	5.05%	3.34%	1.25%	0.62%	0.39%
Allowance for credit losses as a percentage of gross loans less non-performing loans	3.28%	1.78%	0.00%	0.00%	0.00%
Allowance for credit losses as a percentage of non-performing loans	77.36%	68.87%	102.99%	213.28%	336.50%

(1)	Troubled debt restructurings accrue interest at their restructured terms.

The effect of non-accrual loans on interest income for the past five years is presented below:

	2009	2008	2007	2006	2005
	(In thousands)
Non-accrual Loans
Contractual interest due	$23,746	$14,043	$5,324	$1,851	$1,308
Interest recognized	9,830	8,782	2,756	851	157

Net interest foregone	$13,916	$5,261	$2,568	$1,000	$1,151

As of December 31, 2009, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

Non-accrual Loans

At December 31, 2009, total non-accrual portfolio loans of $280.6 million increased $99.4 million, or 54.9%, from $181.2 million at December 31, 2008. In 2009, the allowance for loan losses increased by $89.8 million, or 73.5%, to $211.9 million at December 31, 2009 from $122.1 million at December 31, 2008. The allowance for the collateral-dependent loans is calculated by the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contract, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

Non-accrual portfolio loans were $280.6 million at December 31, 2009, and consisted of thirteen residential construction loans totaling $54.5 million, nine non-farm non-residential construction loans totaling $36.8 million, forty-seven commercial real estate loans totaling $112.8 million, twenty land loans totaling $40.5 million, forty commercial loans totaling $26.6 million, and thirty-six residential mortgage loans totaling $9.5 million. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

At December 31, 2009, non-accrual loans held for sale of $54.8 million were comprised of $17.1 million for two residential construction loans, $11.7 million for seven commercial real estate loans, and $26.0 million for a commercial real estate loan which was sold on December 30, 2009. The sale of the $26.0 million commercial real estate loan will be recognized for financial reporting purposes during the first quarter of 2010 when the cash portion of the purchase price is received. Total charge-offs of $19.3 million were recorded during the fourth quarter of 2009 upon the transfer of loans to held for sale. During the fourth quarter, eight loans were sold for $22.0 million.

The comparable numbers for 2008 were eighteen residential construction loans totaling $107.5 million, an office building construction loan of $14.7 million, twenty-two commercial real estate loans totaling $19.7 million, eight land loans totaling $12.6 million, thirty-five commercial loans totaling $20.9 million, and seventeen residential mortgage loans totaling $5.8 million.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	December 31, 2009		December 31, 2008
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/Multi-family residence	$69,408	$6,305	$117,393	$230
Commercial real estate	159,031	1,076	30,297	715
Land	25,634	—	12,608	—
Personal Property (UCC)	—	18,063	—	18,993
Unsecured	—	1,126	—	966

Total	$254,073	$26,570	$160,298	$20,904

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

	December 31, 2009		December 31, 2008
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$182,512	$664	$151,170	$4,878
Wholesale/Retail	60,285	22,602	2,684	9,252
Food/Restaurant	849	338	817	5,642
Import/Export	1,797	2,966	—	1,132
Other	8,630	—	5,627	—

Total	$254,073	$26,570	$160,298	$20,904

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

Other Real Estate Owned

At December 31, 2009, the net carrying value of other real estate owned increased $10.0 million, or 16.4%, to $71.0 million from $61.0 million at December 31, 2008. OREO located in California was $51.6 million and was comprised primarily of six parcels of land zoned for residential purpose properties of $17.9 million, three office and commercial use buildings construction projects of $11.0 million, six office and commercial use buildings of $7.1 million, four retail shopping centers of $6.3 million, eight single family residential properties of $5.0 million, three multi-family residential properties of $2.7 million, a multi-family residential construction project of $1.4 million, and a restaurant of $209,000. OREO located in Texas was comprised of twelve properties, including two multi-family residences of $5.7 million, three office and commercial use buildings of $4.5 million, two retail stores and shopping centers totaling $1.2 million, and four single family residential properties of $1.4 million. OREO located in the state of Washington was $4.3 million and in all other states was $2.4 million.

For 2008, OREO located in California was comprised of eight properties, including $13.5 million for land zoned for residential and retail purposes in Riverside County, California; $10.3 million for land zoned for apartments in Anaheim, California; $4.4 million for a condo project in Los Angeles, California; $3.7 million for four pieces of land zoned for residential purposes; and three other properties totaling $0.6 million. OREO located in Texas was comprised of five properties, including two shopping centers totaling $16.2 million, a $7.1 million apartment building, a $1.4 million hotel, and a $0.8 million office building.

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a formal modification of the terms of a loan when the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. Although these loan modifications are considered ASC 310-40, formerly SFAS 15, troubled debt restructurings, the loans have, pursuant to the Bank’s policy, performed under the restructured terms and have demonstrated sustained performance under the modified terms for six months before being returned to accrual status. The sustained performance considered by management pursuant to its policy includes the periods prior to the modification if the prior performance met or exceeded the modified terms. This would include cash paid by the borrower prior to the restructure to set up interest reserves.

A summary of TDRs by type of concession and by accrual/non-accrual status is shown below:

	Accruing		Non-accrual		Total
	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans
	(Dollars in thousands)
As of December 31, 2009
Interest deferral	$8,864	1	$5,764	2	$14,628	3
Principal deferral	34,716	9	9,322	6	44,038	15
Rate reduction	863	3	8,886	1	9,749	4
Rate reduction and forgiveness of principal	10,549	1	—	—	10,549	1
Rate reduction and payment deferral	—	—	17,637	3	17,637	3

Total	$54,992	14	$41,609	12	$96,601	26

As of December 31, 2008
Rate reduction	$924	3	$10,690	4	$11,614	7

Total	$924	3	$10,690	4	$11,614	7

Troubled debt restructurings on accrual status totaled $55.0 million at December 31, 2009, and were comprised of 14 loans, an increase of $54.1 million, compared to three loans totaling $924,000 at December 31, 2008. TDRs at December 31, 2009, were comprised of four office and commercial use buildings of $28.3 million, three multi-family residential loans of $11.6 million, a hotel loan of $10.3 million, two land loans of $2.3 million, three shopping center loans of $2.1 million and a single family residential loan of $485,000. The Company expects that the troubled debt restructuring loans on accruing status as of December 31, 2009, which are all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on $43.6 million of these loans and the additional collateral contributed on the $10.5 million construction loan concurrent with the Bank’s forgiveness of $4.2 million of the principal balance.

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over ninety days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally a loan amount less than $100,000, are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are based on “as is” or bulk sale valuations. To ensure that appraised values remain current, we generally obtain an updated appraisal every six months from qualified independent appraisers. Furthermore, if the most current appraisal is dated more than three months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral. If the third party market data indicates that the value of our collateral property values has declined since the most recent valuation date, we adjust downward the value of the property to reflect current market conditions. If the fair value of the collateral is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 5% to 10% of the fair value, depending on the size of the impaired loan, is charged off against the allowance for loan losses. Non-accrual impaired loans are not returned to accruing status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due and are continued to be reviewed for continued impairment until they are no longer reported as troubled debt restructurings.

We identified impaired loans with a recorded investment of $390.5 million at December 31, 2009, compared to $181.2 million at December 31, 2008. The average balance of impaired loans was $359.6 million in 2009 and $106.7 million in 2008. We considered all non-accrual loans to be impaired. Interest collected on impaired loans totaled $9.8 million in 2009 and $8.8 million in 2008. As of December 31, 2009, $254.1 million, or 90.5%, of the $280.6 million of non-accrual portfolio loans were secured by real estate. As of December 31, 2008, $160.3 million, or 88.5%, of the $181.2 million of non-accrual loans were secured by real estate. While increases in the non-accrual loan balance are indicative of an overall loan portfolio deterioration, increased percentages of well-secured collateral-dependent loans within the non-accrual loan breakdown provide less need of corresponding increases to the allowance for loan losses. In light of declining property values in the current economic downturn affecting the real estate markets, the Bank has obtained current appraisals, sales contract, or other available market price information which provides updated factors in evaluating potential loss.

At December 31, 2009, $15.1 million of the $211.9 million allowance for loan losses was allocated for impaired loans and $196.8 million was allocated to the general allowance. At December 31, 2008, $28.5 million of the $122.1 million allowance for loan losses was allocated for impaired loans and $93.6 million was allocated to the general allowance. The decrease in the amount of the allowance for loan losses allocated to impaired loans resulted from the charge-offs of impairment reserves. The remainder of the allowance for loan losses is a general allowance and has increased during 2009 as a result of the increase in the amount of loans rated Minimally Acceptable, Special Mention, or Substandard, the increase in the historical loss factors determined through higher reserve rates from the migration analysis as a result of the high level of charge-offs, and the changes in environmental factors described in Allowance for Loan Losses above. In 2009, net loan charge-offs were $219.3 million, or 3.02%, of average loans compared to $46.8 million, or 0.65%, of average loans in 2008. The increase in the allowance for loan losses in 2009 is directionally consistent with the underlying credit quality of the applicable loan portfolios and net charge-offs.

The allowance for credit losses to non-accrual loans increased to 77.4% at December 31, 2009, from 71.4% at December 31, 2008. Included in non-accrual commercial real estate loans is a borrower with an outstanding balance of $47.6 million to a borrower who filed for bankruptcy in March 2009. While the loan is non-accrual at December 31, 2009, management believes that the value of the underlying real estate collateral is sufficient for a full collection of principal and interest. At December 31, 2009, the allowance for credit losses to non-accrual loans excluding the $47.6 million well secured loan would have been 93.2%. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

The following table presents impaired loans and the related allowance and charge-off as of the dates indicated:

	Impaired Loans
	Balance	Allowance	Allowance as a % of Balance	Cumulative Charge-off	Cumulative Charge-off as a % of Balance
	(Dollars in thousands)
At December 31, 2009
With no allocated allowance
Without charge-off	$153,380	$—	—	$—	—
With charge-off	84,886	—	—	39,414	31.71%
With allocated allowance
Without charge-off	27,388	934	3.41%	—	—
With charge-off	124,807	14,199	11.38%	61,792	33.11%

Total	$390,461	$15,133	3.88%	$101,206	20.58%

Allowance allocated to impaired loans as a percentage to balance of impaired loans with allowance allocated		9.94%

At December 31, 2008
With no allocated allowance
Without charge-off	$60,519	$—	—	$—	—
With charge-off	19,332	—	—	18,689	49.15%
With allocated allowance
Without charge-off	88,468	26,003	29.39%	—	—
With charge-off	12,883	2,535	19.68%	10,125	44.01%

Total	$181,202	$28,538	15.75%	$28,814	13.72%

Allowance allocated to impaired loans as a percentage to balance of impaired loans with allowance allocated		28.16%

For impaired loans at December 31, 2009, and December 31, 2008, the amounts previously charged off represent 20.6% and 13.7% of the contractual balances for impaired loans. At December 31, 2009, $153.4 million of impaired loans had no allocated allowance and had no previous charge-offs. Performing troubled debt restructuring total $41.2 million and are included in the $151.8 million total. The remaining $112.2 million of impaired loans with no allocated allowance and no previous charge-offs were comprised of a loan of $47.6 million which is expected to be restructured during the second quarter of 2010 with no loss, a loan for $9.4 million which was restored to accrual status in January 2010, a loan for $7.5 million and 61 other loans totaling $47.7 million where the fair value of the collateral exceeded the loan amounts. Despite the significant deterioration in the real estate values in our market area, many of the loans originated by the Bank were originally made with loan-to-value ratios below 70%, such that even after taking the sometimes significant market depreciation into consideration, the current value of the underlying collateral continues to exceed the loan balance. The impaired loans included in the table above are comprised of $38.8 million in commercial loans and $351.7 million in real estate loans as of December 31, 2009, and comprised of $20.9 million in commercial loans and $160.3 million in real estate loans as of December 31, 2008.

Loan Interest Reserves

In accordance with customary banking practice, construction loans and land development loans are originated where interest on the loan is disbursed from pre-established interest reserves included in the total original loan commitment. Our construction and land development loans generally include optional renewal terms after the maturity of the initial loan term. New appraisals are obtained prior to extension or renewal of these loans in part to determine the appropriate interest reserve to be established for the new loan term. Loans with interest reserves are underwritten to the same criteria, including loan to value and if applicable, pro forma debt service coverage ratios, as loans without interest reserves. Construction loans with interest reserves are monitored on a periodic basis to gauge progress towards completion. Interest reserves are frozen if it is determined that additional draws would result in a loan to value ratio that exceeds policy maximums based on collateral property type. Our policy limits in this regard are consistent with supervisory limits and range from 65% in the case of land to 85% in the case of 1- to 4-family residential construction projects.

A summary of loans with interest reserves follows:

	Balance	Remaining Interest Reserves	Loans Extended
	(Dollars in thousands)
At December 31, 2009
Construction loans	$325,689	$29,121	$136,483
Land loans	11,752	591	3,722

Total	$337,441	$29,712	$140,205

At December 31, 2008
Construction loans	$473,927	$51,431	$122,772
Land loans	53,459	3,109	18,443

Total	$527,386	$54,540	$141,215

At December 31, 2009, the Bank had no loans on nonaccrual status with available interest reserves. At December 31, 2009, $54.4 million of nonaccrual residential construction loans, $37.0 million of nonaccrual non-residential construction loans, and $20.9 million of nonaccrual land loans had been originated with pre-established interest reserves. At December 31, 2008, $100.2 million of nonaccrual residential construction loans, $22.0 million of nonaccrual non-residential construction loans, and $8.1 million of nonaccrual land loans had been originated with pre-established interest reserves.

While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity. Typically, these extensions are required due to construction delays, delays in sales or lease of property, or some combination of these two factors.

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

We experienced no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of December 31, 2009. See Part I — Item 1A — “Risk Factors” in this Annual Report on Form 10-K for a discussion of some of the factors that may affect us.

Allowance for Credit Losses

The Bank maintains the allowance for credit losses at a level that is considered adequate to cover the estimated and known inherent risks in the loan portfolio and off-balance sheet unfunded credit commitments. Allowance for credit losses is comprised of allowances for loan losses and for off-balance sheet unfunded credit commitments. With this risk management objective, the Bank’s management has an established monitoring system that is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy level of the allowance for credit losses in a timely manner.

In addition, our Board of Directors has established a written credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Bank maintains an adequate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is adequate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectibility when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality has resulted in an increase in the number of delinquencies, bankruptcies, and defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses in the current period. See Part I — Item 1A — “Risk Factors” in this Annual Report on Form 10-K for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

The following table sets forth the information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the past five years:

Allowance for Credit Losses

	Amount Outstanding as of December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of year	$122,093	$64,983	$60,220	$56,438	$58,832
Provision/(reversal) for credit losses	307,000	106,700	11,000	2,000	(500)
Transfers to reserve for off-balance sheet credit commitments	2,125	(2,756)	(107)	(656)	235
Charge-offs:
Commercial loans	(59,370)	(12,932)	(7,503)	(1,985)	(5,176)
Construction loans-residential	(71,147)	(20,653)	(978)	—	—
Construction loans-other	(22,128)	—	—	—	—
Real estate loans	(52,931)	(5,291)	(903)	(3)	—
Real estate land loans	(16,967)	(9,553)	(667)	—	—
Installment loans and other loans	(4)	(254)	(23)	(42)	(39)

Total charge-offs	(222,547)	(48,683)	(10,074)	(2,030)	(5,215)
Recoveries:
Commercial loans	904	1,750	3,025	1,243	2,850
Construction loans-residential	1,140	83	190	—	212
Real estate loans	461	—	265	41	—
Real estate-land loans	692	—	—	—	—
Installment loans and other loans	21	16	32	31	24

Total recoveries	3,218	1,849	3,512	1,315	3,086
Allowance from acquisitions	—	—	432	3,153	—

Balance at end of year	$211,889	$122,093	$64,983	$60,220	$56,438

Reserve for off-balance sheet credit commitments
Balance at beginning of year	$7,332	$4,576	$4,469	$3,813	$4,048
Provision (reversal) for credit losses/transfers	(2,125)	2,756	107	656	(235)

Balance at end of year	$5,207	$7,332	$4,576	$4,469	$3,813

Average loans outstanding during year ended (1)	$7,262,831	$7,214,689	$6,170,505	$5,310,564	$4,165,301
Ratio of net charge-offs to average loans outstanding during the year (1)	3.02%	0.65%	0.11%	0.01%	0.05%
Provision for credit losses to average loans outstanding during the year (1)	4.23%	1.48%	0.18%	0.04%	—%
Allowance for credit losses to non-performing portfolio loans at year-end (2)	77.36%	68.87%	102.99%	213.28%	336.50%
Allowance for credit losses to gross loans at year-end (1)	3.15%	1.73%	1.04%	1.13%	1.30%

(1) Excluding loans held-for-sale

(2) Excluding non-accrual loans held-for-sale

Our allowance for loan losses consists of the following:

•

Specific allowance: For impaired loans, we provide specific allowances for loans that are not collateral dependent based on an evaluation of the present value of the expected future cash flows discounted at the loan’s effective interest rate and for loans that are collateral dependent based on the fair value of the underlying collateral, which is determined based on the most recent valuation information received, which may be adjusted based on factors such as changes in market conditions from the time of valuation. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established.

•

General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and common risk characteristics. The non-impaired loans are grouped into fourteen segments: two commercial segments, one commercial real estate segment, three residential construction segments, three non-residential construction segments, one SBA segment, one installment loans segment, one residential mortgage segment, one equity lines of credit segment and one overdrafts segment. The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which takes into account the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, and environmental factors which include the trends in delinquency and non-accrual, and other significant factors, such as national and local economy, the volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and the concentration of credit. In addition, management reviews reports on past-due loans to ensure appropriate classifications. During the third quarter of 2007, we revised our minimum loss rates for loans rated Special Mention and Substandard to incorporate the results of a classification migration model reflecting actual losses beginning in 2003. Beginning in the third quarter of 2007, minimum loss rates have been assigned for loans graded Minimally Acceptable instead of grouping these loans with the unclassified portfolio. During the second quarter of 2009, in light of the continued deterioration in the economy and the increases in non-accrual loans and charge-offs and based in part on regulatory considerations, we shortened the period used in the migration analysis from five years to four years to better reflect the impact of the most recent charge-offs, which increased the allowance for loan and lease losses by $3.9 million; we increased the general allowance to reflect the higher loan delinquency trends, the weaker national and local economy and the increased difficulty in assigning loan grades, which increased the allowance for loan and lease losses by $13.2 million, and we also applied the environmental factors described above to loans rated Minimally Acceptable, Special Mention and Substandard, which increased the allowance for loan and lease losses by $11.8 million. During the fourth quarter of 2009, we changed our migration loss analysis to reduce the weighting of the first two years of the four year migration analysis by half to better reflect the impact of more recent losses, and further segmented the construction loan portfolios into three geographic segments. The changes made during the fourth quarter of 2009 did not have a significant impact on the allowance for loan losses.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

Allocation of Allowance for Loan Losses

	As of December 31,
	2009		2008		2007		2006		2005
	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans
	(Dollars in thousands)
Type of Loans:
Commercial loans	$57,815	20.2%	$44,508	21.7%	$24,081	21.1%	$31,067	20.9%	$29,487	24.5%
Residential mortgage loans and equity lines	8,480	11.4	2,678	10.2	1,314	9.9	1,458	9.1	1,020	9.0
Commercial mortgage loans	100,494	56.8	35,060	55.7	26,646	56.4	22,226	57.6	20,624	55.0
Real estate construction loans	45,086	11.3	39,820	12.1	12,906	12.1	5,449	11.8	5,293	10.9
Installment loans	14	0.2	27	0.2	36	0.3	11	0.3	10	0.3
Other loans	—	0.1	—	0.1	—	0.2	9	0.3	4	0.3

Total	$211,889	100.0%	$122,093	100.0%	$64,983	100.0%	$60,220	100.0%	$56,438	100.0%

The increase of $13.3 million in the allowance allocated to commercial loans to $57.8 million at December 31, 2009, from December 31, 2008, is due primarily to an increase in loans risk graded Substandard and Doubtful due in part to continuing weakness in the economy. At December 31, 2009, forty commercial loans totaling $26.6 million were on non-accrual status and no commercial loans were past due 90 days and still accruing interest. At December 31, 2008, thirty five commercial loans totaling $20.9 million were on non-accrual status and no commercial loans were past due 90 days and still accruing interest. Commercial loans comprised 9.9% of impaired loans and 9.5% of non-accrual portfolio loans at December 31, 2009, compared to 11.5% of impaired loans and 11.5% of non-accrual loans at December 31, 2008.

The allowance allocated to residential mortgage loans and equity lines increased $5.8 million, from $2.7 million at December 31, 2008, to $8.5 million at December 31, 2009 primarily due to an increase in loans risk graded Substandard.

The increase in the allowance allocated to commercial mortgage loans from $35.1 million at December 31, 2008, to $100.5 million at December 31, 2009, was due to the increase in loans risk graded Substandard due in part to the continuing weak economy. The overall allowance of total commercial mortgage loans was 2.5% for the year ended December 31, 2009, and 0.8% for the year ended December 31, 2008. At December 31, 2009, forty-seven commercial mortgage loans totaling $112.8 million were on non-accrual status and no commercial mortgage loan was past due 90 days and still accruing interest. At December 31, 2008, thirty commercial mortgage loans totaling $32.3 million were on non-accrual status and one commercial mortgage loan of $4.1 million was past due 90 days and still accruing interest. Commercial mortgage loans comprised 59.8% of impaired loans and 54.6% of non-accrual portfolio loans at December 31, 2009, compared to 17.8% of impaired loans, 17.8% of non-accrual loans, and 60.9% of loans over 90 days still on accrual status at December 31, 2008.

The allowance allocated for construction loans increased $5.3 million to $45.1 million, or 7.2%, of construction loans at December 31, 2009, compared to $39.8 million, or 4.4%, of construction loans at December 31, 2008, primarily due to an increase in the amount of construction loans risk graded as Substandard during 2009 as a result of slower housing sales and lower selling prices in California. At December 31, 2009, twenty two construction loans totaling $91.3 million were on non-accrual status and no construction loan was past due 90 days and still accruing interest. At December 31, 2008, twenty construction loans totaling $122.2 million were on non-accrual status and a $2.6 million construction loan was past due 90 days and still accruing interest. Construction loans comprised 27.7% of impaired loans and 32.5% of non-accrual portfolio loans at December 31, 2009, compared to 67.4% of impaired loans, 67.4% of non-accrual loans, and 39.1% of loans over 90 days still on accrual status at December 31, 2008.

Also, see Part I — Item 1A — “Risk Factors” above in this Annual Report Form 10-K for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. At December 31, 2009, our liquidity ratio (defined as net cash and short-term and marketable securities to net deposits and short-term liabilities) increased to 25.4% primarily due to higher securities balances, compared to 15.8% at December 31, 2008.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2009, the Bank had an approved credit line with the FHLB of San Francisco totaling $2.35 billion. Total advances from the FHLB of San Francisco at December 31, 2009, were $929.4 million of which $229.4 million are non-callable advances and $700.0 million are callable advances. These borrowings bear fixed rates and are secured by loans and securities. See Note 11 to the Consolidated Financial Statements. At December 31, 2009, the Bank pledged $465.9 million of its construction loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $276.0 million from Federal Reserve Bank Discount Window at December 31, 2009.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At December 31, 2009, investment securities totaled $3.55 billion, with $1.97 billion pledged as collateral for borrowings and other commitments. The remaining $1.58 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 94.2% of our time deposits mature within one year or less as of December 31, 2009. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity for the next twelve months to the Bank to meet its operating needs.

The Company obtains funding for its activities primarily through dividend income contributed by the Bank, the issuance of additional common stock and, to a lesser extent, proceeds from the issuance of the Bancorp common stock through our Dividend Reinvestment Plan and exercise of stock options. Dividends paid to the Bancorp by the Bank are subject to regulatory limitations and approval. The business activities of the Bancorp consist primarily of the operation of the Bank with limited activities in other investments. Management believes the Bancorp’s liquidity generated from its prevailing sources is sufficient to meet its operational needs.

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

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At December 31, 2009, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 0.1%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 1.8%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 3.0%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 1.1%.

Our simulation model also projects the net market value of our portfolio of assets and liabilities. We have established a tolerance level to value the net market value of our portfolio of assets and liabilities in our policy to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2009, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net market value of our portfolio of assets and liabilities would decrease by 7.3%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net market value of our assets and liabilities would increase by 8.2%.

Quantitative Information About Interest Rate Risk

The following table shows the carrying value of our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, as well as the instruments’ total fair values at December 31, 2009, and 2008. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities which are described in Note 18 to the Consolidated Financial Statements. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

	Average Interest Rate	Expected Maturity Date at December 31,						December 31,
								2009		2008
								Total	Fair Value	Total	Fair Value
		2010	2011	2012	2013	2014	Thereafter
	(Dollars in thousands)
Interest-Sensitive Assets:
Mortgage-backed securities and collateralized mortgage obligations	3.87%	$239,818	$218,984	$204,886	$195,720	$184,358	$1,481,338	$2,525,104	$2,517,810	$2,250,341	$2,250,341
Other investment securities	2.43	10,490	115,232	301,118	264,333	160,344	173,493	$1,025,010	1,026,197	833,476	833,476
Loans held-for-sale	6.37	26,595	—	—	1,136	—	27,095	54,826	54,826	—	—
Gross loans receivable:
Commercial	5.03	1,022,752	84,008	107,483	14,114	25,200	54,323	1,307,880	1,303,489	1,620,438	1,617,423
Residential Mortgage	5.26	2,723	4,046	14,045	8,609	5,439	843,404	878,266	884,008	791,497	805,957
Commercial Mortgage	6.13	883,387	394,645	514,627	446,374	444,614	1,381,508	4,065,155	3,745,934	4,132,850	4,130,379
Real estate construction	5.24	607,051	3,425	15,559	—	—	52	626,087	580,296	913,168	912,376
Installment & other	3.75	21,089	78	587	—	—	—	21,754	14,443	14,415	14,368
Securities purchased under agreements to resell	—	—	—	—	—	—	—	—	—	201,000	198,435
Trading securities	—	—	—	—	—	—	18	18	18	12	12
Interest Sensitive Liabilities:
Other interest-bearing deposits	0.71	216,474	193,874	128,424	105,301	97,298	886,821	1,628,192	1,628,192	1,232,951	1,232,951
Time deposits	1.84	4,721,300	139,073	151,569	296	59	—	5,012,297	5,027,861	4,873,352	4,898,028
Federal funds purchased			—	—	—	—	—	—	—	52,000	52,000
Securities sold under agreements to repurchase	4.19	7,000	100,000	50,000	—	950,000	450,000	1,557,000	1,695,130	1,610,000	1,785,725
Advances from the Federal Home Loan Bank	4.50	65,000	164,362	700,000	—	—	—	929,362	993,243	1,449,362	1,523,718
Other borrowings from financial institutions	0.57	—	7,212	—	—	—	—	7,212	7,090	—	—
Other borrowings	—	—	—	—	—	—	19,320	19,320	19,320	19,500	19,500
Long-term debt	4.02	—	—	—	—	—	171,136	171,136	92,553	171,136	91,496
Off-Balance Sheet Financial Instruments:
Commitments to extend credit		1,214,894	89,017	72,296	2,073	11,487	201,252	1,591,019	(621)	2,047,985	(3,089)
Standby letters of credit		60,822	663	3	—	—	—	61,488	(200)	79,423	(417)
Other letters of credit		49,257		—	—	—	—	49,257	(22)	66,220	(38)
Bill of lading guarantees		300	—	—	—	—	—	300	(1)	493	(2)

Financial Derivatives

It is our policy not to speculate on the future direction of interest rates. However, we enter into financial derivatives in order to seek mitigation of exposure to interest rate risks related to our interest-earning assets and interest-bearing liabilities. We believe that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in our assets or liabilities and against risk in specific transactions. In such instances, we may protect our position through the purchase or sale of interest rate futures contracts for a specific cash or interest rate risk position. Other hedge transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges will require an assessment of basis risk and must be approved by the Bank’s Investment Committee.

We follow ASC Topic 815 which established accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in our consolidated balance sheets and measurement of those financial derivatives at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge.

As of December 31, 2009, we had five interest rate swap agreements outstanding with two major financial institutions in the notional amount of $300.0 million for a period of three years. These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities. At December 31, 2009, we paid fixed rate at a weighted average rate of 1.95% and received floating 3-month Libor rate at a weighted average rate of 0.26%. The net amount accrued on these interest rate swaps of $2.4 million for 2009 was recorded to reduce other non-interest income. At December 31, 2009, we recorded $694,000 within other liabilities to recognize the negative fair value of these interest rate swaps.

We enter into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rate, for foreign exchange certificates of deposit, foreign currency contracts or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign currency certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in operations as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At At December 31, 2009, the notional amount of option contracts totaled $4.7 million with a net positive fair value of $10,000. Spot and forward contracts in the total notional amount of $60.7 million had positive fair value, in the amount of $3.6 million, at December 31, 2009. Spot and forward contracts in the total notional amount of $60.8 million had a negative fair value, in the amount of $967,000, at December 31, 2009. At December 31, 2008, the notional amount of option contracts totaled $2.4 million with a net positive fair value of $5,000. At December 31, 2008, spot and forward contracts in the total notional amount of $35.4 million had a positive fair value, in the amount of $1.1 million. At December 31, 2008, spot and forward contracts in the total notional amount of $74.1 million had a negative fair value, in the amount of $9.2 million.

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

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2009, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” below.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cathay General Bancorp:

We have audited Cathay General Bancorp’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cathay General Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cathay General Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cathay General Bancorp and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

March 16, 2010

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities and Exchange Act of 1934, the code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and matters relating to corporate governance is incorporated herein by reference from the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors” and “Code of Ethics” in our Definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference from the information set forth under the captions “The Board of Directors — Compensation of Directors,” “Executive Compensation,” and “Potential Payments Upon Termination of Change in Control.” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2009, with respect to compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights 1/ (a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)] (c)

Equity Compensation Plans Approved by Security Holders	4,235,825	$27.35	1,610,915
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	4,235,825	$27.35	1,610,915

(1)	Includes options granted under the GBC Bancorp 1999 Employee Stock Incentive Plan (the “GBC Bancorp Plan”). On October 20, 2003, pursuant to the terms of its merger with GBC Bancorp, the Company assumed an obligation to issue up to 1,416,520 shares of the Company’s common stock on exercise of outstanding options under the GBC Bancorp Plan. As of December 31, 2009, options on 447,634 shares remain outstanding under the GBC Bancorp Plan. No further grants will be made under the GBC Bancorp Plan.

Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the information set forth under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “The Board of Directors- Director Independence” in our Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the information set forth under the caption “Principal Accounting Fees and Services” in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Documents Filed as Part of this Report.

(a)(1) Financial Statements

See “Index to Consolidated Financial Statements” on page F-1.

(a)(2) Financial Statement Schedules

Schedules have been omitted since they are not applicable, they are not required, or the information required to be set forth in the schedules is included in the Consolidated Financial Statements or Notes thereto.

(b) Exhibits

3.1	Restated Certificate of Incorporation.+

3.1.1	Amendment to Restated Certificate of Incorporation.+

3.2	Restated Bylaws.+

3.2.1	Amendment to Restated Bylaws.+

3.2.2	Amendment to Restated Bylaws. Previously filed with the Securities and Exchange Commission on October 22, 2007, as an exhibit to Bancorp’s Current Report on Form 8-K and incorporated herein by this reference.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock. Previously filed with Securities and Exchange Commission on March 1, 2007, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

3.4	Certificate of Designation of Series B Preferred Stock. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report Form 8-K and incorporated herein by reference.

4.1	Rights Agreement. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Registration Statement on Form 8-A on December 20, 2000, and incorporated herein by reference.

4.2	Indenture, dated as of March 30, 2007, between Cathay General Bancorp and LaSalle Bank National Association (including form of debenture). Previously filed with the Securities and Exchange Commission on May 10, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by this reference.

4.2.1	Amended and Restated Declaration of Trust of Cathay Capital Trust III, dated as of March 30, 2007. Previously filed with the Securities and Exchange Commission on May 10, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by this reference.

4.2.2	Guarantee Agreement, dated as of March 30, 2007, between Cathay General Bancorp and LaSalle Bank National Association. Previously filed with the Securities and Exchange Commission on May 10, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by this reference.

4.2.3	Form of Capital Securities of Cathay Capital Trust III (included within Exhibit 4.2.1) Previously filed with the Securities and Exchange Commission on May 10, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by this reference.

4.3	Warrant to purchase up to 1,846,374 shares of Common Stock, issued on December 5, 2008. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report Form 8-K and incorporated herein by reference.

4.4	Form of Preferred Share Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report Form 8-K and incorporated herein by reference.

4.5	Distribution Agreement, dated as of September 9, 2009, between Cathay General Bancorp and J.P. Morgan Securities Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Registration Statement on Form 8-K/A on September 23, 2009, and incorporated herein by reference.

4.6	Distribution Agreement, dated as of September 9, 2009, between Cathay General Bancorp and Deutsche Bank Securities Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Registration Statement on Form 8-K/A on September 23, 2009, and incorporated herein by reference.

4.7	Purchase Agreement, dated as of October 13, 2009, between Cathay General Bancorp and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Current Report on Form 8-K on October 14, 2009, and incorporated herein by reference.

4.8	ATM Equity OfferingSM Sales Agreement, dated November 23, 2009, between Cathay General Bancorp and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Previously filed with the Securities and Exchange Commission as an exhibit to the Bancorp’s Current Report on Form 8-K on November 23, 2009, and incorporated herein by reference.

10.1	Form of Indemnity Agreements between the Bancorp and its directors and certain officers. Previously filed with Securities and Exchange Commission on March 1, 2007, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.2	Amended and Restated Cathay Bank Employee Stock Ownership Plan effective January 1, 1997. Previously filed with Securities and Exchange Commission on March 1, 2007, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.**

10.2.1	Amendment No. 1 effective January 1, 2002 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan.+**

10.2.2	Amendment No. 2 effective January 1, 2004 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan.+**

10.2.3	Amendment No. 3 effective January 1, 2003 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan.+**

10.2.4	Amendment No. 4 effective October 20, 2003 and June 17, 2004 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan.+**

10.2.5	Amendment No. 5 effective March 28, 2005 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan.+**

10.2.6	Amendment No. 6 effective July 1, 2006 and January 1, 2007 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan.+**

10.2.7	Amendment No. 7 effective July 1, 2007, January 1, 2007, January 1, 2008, December 31, 2008, January 1, 2009, and January 1, 2010 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan.+**

10.3	Dividend Reinvestment Plan of the Bancorp. Previously filed with the Securities and Exchange Commission on April 30, 1997, as an exhibit to Registration Statement No. 33-33767, and incorporated herein by reference.

10.4	Equity Incentive Plan of the Bancorp effective February 19, 1998. Previously filed with the Securities and Exchange Commission on March 16, 2006, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.**

10.4.1	First Amendment to Cathay Bancorp, Inc. Equity Incentive Plan. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.5	GBC Bancorp 1999 Employee Stock Incentive Plan. Previously filed with Securities and Exchange Commission on March 1, 2007, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.**

10.6	Cathay Bank Bonus Deferral Agreement. Amended and Restated in its entirety by the Cathay Bank Bonus Defferal Agreement (Amended and Restated). See Exhibit 10.6.1 below.**

10.6.1	Cathay Bank Bonus Deferral Agreement (Amended and Restated). Previously filed with the Securities and Exchange Commission on November 9, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by this reference.**

10.7	Cathay General Bancorp 2005 Incentive Plan. Amended and Restated in its entirety by the Cathay General Bancorp 2005 Incentive Plan (Amended and Restated). See Exhibit 10.7.1 below.**

10.7.1	Cathay General Bancorp 2005 Incentive Plan (Amended and Restated). Previously filed with the Securities and Exchange Commission on November 9, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by this reference.**

10.7.2	Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Award Agreement. Previously filed with the Securities and Exchange Commission on January 30, 2006, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by this reference.**

10.7.3	Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory). Previously filed with the Securities and Exchange Commission on January 30, 2006, as an exhibit to the Bancorp’s Current Report on Form 8-K and incorporated herein by this reference.**

10.7.4	Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory) (Nonemployee Director). Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.7.5	Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Unit Agreement. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.8	Letter Agreement, dated December 5, 2008, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the U.S. Treasury. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report Form 8-K and incorporated herein by reference.

10.9	Form of Waiver, executed by each of Messrs. Dunson K. Cheng, Peter Wu, Anthony M. Tang, Heng W. Chen, Irwin Wong, Kim R. Bingham and Perry P. Oei. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report Form 8-K and incorporated herein by reference.**

10.9.1	Form of Consent, executed by each of Messrs. Dunson K. Cheng, Peter Wu, Anthony M. Tang, Heng W. Chen, Irwin Wong, Kim R. Bingham and Perry P. Oei as to adoption of amendments to Benefit Plans as required by Section 111(b) of EESA. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report Form 8-K and incorporated herein by reference.**

10.9.2	Form of Consent, executed by each of Messrs. Dunson K. Cheng, Peter Wu, Anthony M. Tang, Heng W. Chen, Irwin Wong, Kim R. Bingham and Perry P. Oei as to adoption of amendments to Benefit Plans as required by Section 111(b) of EESA, as amended by the American Recovery Reinvestment Act of 2009.+**

10.10	Amended and Restated Change of Control Employment Agreement for Dunson K. Cheng dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.10.1	Amended and Restated Change of Control Employment Agreement for Peter Wu dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.10.2	Amended and Restated Change of Control Employment Agreement for Anthony M. Tang dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.10.3	Amended and Restated Change of Control Employment Agreement for Heng W. Chen dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.10.4	Amended and Restated Change of Control Employment Agreement for Irwin Wong dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.10.5	Amended and Restated Change of Control Employment Agreement for Kim Bingham dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.10.6	Amended and Restated Change of Control Employment Agreement for Perry P. Oei dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.+

21.1	Subsidiaries of the Bancorp.+

23.1	Consent of Independent Registered Public Accounting Firm.+

24.1	Power of Attorney.+

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

99.1	First Fiscal Year Certification of the Principal Executive Officer Pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008.+

99.2	First Fiscal Year Certification of the Principal Financial Officer Pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008.+

**	Management contract or compensatory plan or arrangement.
+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cathay General Bancorp

By:	/s/ DUNSON K. CHENG
Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DUNSON K. CHENG Dunson K. Cheng	President, Chairman of the Board, Director, and Chief Executive Officer (principal executive officer)	March 16, 2010

/s/ HENG W. CHEN Heng W. Chen	Executive Vice President, Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)	March 16, 2010

/s/ PETER WU Peter Wu	Director	March 16, 2010

/s/ ANTHONY M. TANG Anthony M. Tang	Director	March 16, 2010

/s/ KELLY L. CHAN Kelly L. Chan	Director	March 16, 2010

/s/ MICHAEL M.Y. CHANG	Director	March 16, 2010
Michael M.Y. Chang

/s/ THOMAS C.T. CHIU Thomas C.T. Chiu	Director	March 16, 2010

/s/ NELSON CHUNG Nelson Chung	Director	March 16, 2010

/s/ PATRICK S.D. LEE Patrick S.D. Lee	Director	March 16, 2010

Signature	Title	Date

/s/ TING LIU Ting Liu	Director	March 16, 2010

/s/ JOSEPH C.H. POON Joseph C.H. Poon	Director	March 16, 2010

/s/ THOMAS G. TARTAGLIA Thomas G. Tartaglia	Director	March 16, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2009 and 2008	F-3

Consolidated Statements of Operations and Comprehensive (Loss)/Income for each of the years ended December 31, 2009, 2008, and 2007	F-4

Consolidated Statements of Changes in Stockholders’ Equity for each of the years ended December 31, 2009, 2008, and 2007	F-5

Consolidated Statements of Cash Flows for each of the years ended December 31, 2009, 2008, and 2007	F-7

Notes to Consolidated Financial Statements	F-9

Parent-only condensed financial information of Cathay General Bancorp is included in Note 21 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F-49

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cathay General Bancorp:

We have audited the accompanying consolidated balance sheets of Cathay General Bancorp and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cathay General Bancorp and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cathay General Bancorp’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

March 16, 2010

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$100,124	$84,818
Short-term investments and interest bearing deposits	254,726	25,000
Securities purchased under agreements to resell	—	201,000
Securities held-to-maturity (market value of $628,908 in 2009)	635,015	—
Securities available-for-sale (amortized cost of $2,916,491 in 2009 and $3,043,566 in 2008)	2,915,099	3,083,817
Trading securities	18	12
Loans held for sale	54,826	—
Loans	6,899,142	7,472,368
Less: Allowance for loan losses	(211,889)	(122,093)
Unamortized deferred loan fees	(8,339)	(10,094)

Loans, net	6,678,914	7,340,181
Federal Home Loan Bank stock	71,791	71,791
Other real estate owned, net	71,014	61,015
Investments in affordable housing partnerships, net	95,853	103,562
Premises and equipment, net	108,635	104,107
Customers’ liability on acceptances	26,554	39,117
Accrued interest receivable	35,982	43,603
Goodwill	316,340	319,557
Other intangible assets	23,157	29,246
Other assets	200,184	75,813

Total assets	$11,588,232	$11,582,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$864,551	$730,433
Interest-bearing accounts:
NOW accounts	337,304	257,234
Money market accounts	943,164	659,454
Saving accounts	347,724	316,263
Time deposits under $100,000	1,529,954	1,644,407
Time deposits of $100,000 or more	3,482,343	3,228,945

Total deposits	7,505,040	6,836,736
Federal funds purchased	—	52,000
Securities sold under agreements to repurchase	1,557,000	1,610,000
Advances from the Federal Home Loan Bank	929,362	1,449,362
Other borrowings from financial institutions	7,212	—
Other borrowings for affordable housing investments	19,320	19,500
Long-term debt	171,136	171,136
Acceptances outstanding	26,554	39,117
Other liabilities	59,864	103,401

Total liabilities	10,275,488	10,281,252
Commitments and contigencies	—	—
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, 258,000 issued and outstanding at December 31, 2009 and at December 31, 2008	243,967	240,554
Common stock, $0.01 par value, 100,000,000 shares authorized, 67,667,155 issued and 63,459,590 outstanding at December 31, 2009 and 53,715,815 issued and 49,508,250 outstanding at December 31, 2008	677	537
Additional paid-in-capital	634,623	508,613
Accumulated other comprehensive income (loss), net	(875)	23,327
Retained earnings	551,588	645,592
Treasury stock, at cost (4,207,565 shares at December 31, 2009 and 2008)	(125,736)	(125,736)

Total Cathay General Bancorp stockholders’ equity	1,304,244	1,292,887

Noncontrolling interest	8,500	8,500

Total equity	1,312,744	1,301,387

Total liabilities and equity	$11,588,232	$11,582,639

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable	$401,831	$452,216	$480,769
Investment securities-taxable	123,939	115,890	100,663
Investment securities-nontaxable	788	1,250	2,007
Federal Home Loan Bank stock	149	3,301	2,348
Federal funds sold and securities purchased under agreement to resell	1,351	15,017	24,309
Deposits with banks	673	656	4,489
Agency preferred stock	—	1,621	686

Total interest and dividend income	528,731	589,951	615,271
INTEREST EXPENSE
Time deposits of $100,000 or more	83,349	111,293	132,225
Other deposits	50,207	66,417	77,278
Interest on securities sold under agreements to repurchase	65,182	60,559	35,037
Advances from the Federal Home Loan Bank	42,442	46,512	48,072
Long-term debt	4,835	9,090	11,240
Short-term borrowings	24	933	1,898

Total interest expense	246,039	294,804	305,750

Net interest income before provision for credit losses	282,692	295,147	309,521
Provision for credit losses	307,000	106,700	11,000

Net interest (loss)/income after provision for credit losses	(24,308)	188,447	298,521

NON-INTEREST INCOME
Securities gains/(losses), net	55,644	(5,971)	810
Letters of credit commissions	4,216	5,613	5,951
Depository service fees	5,206	4,741	4,763
Gains on sale of premises and equipment	—	21	2,716
Other operating income	13,588	14,503	13,247

Total non-interest income	78,654	18,907	27,487

NON-INTEREST EXPENSE
Salaries and employee benefits	60,795	66,626	68,949
Occupancy expense	16,109	13,236	12,115
Computer and equipment expense	7,856	7,859	9,600
Professional services expense	16,428	12,011	9,304
FDIC and State assessments	19,386	4,809	1,097
Marketing expense	2,593	3,616	3,309
Other real estate owned	36,075	4,953	334
Operations of investments in affordable housing	7,338	7,397	6,609
Amortization of core deposit premium	6,636	6,909	7,053
Other operating expense	9,821	9,260	10,375

Total non-interest expense	183,037	136,676	128,745

(Loss)/income before income tax (benefit)/expense	(128,691)	70,678	197,263
Income tax (benefit)/expense	(61,912)	19,554	71,191

Net (loss)/income	(66,779)	51,124	126,072

Less: net income attributable to noncontrolling interest	(611)	(603)	(603)

Net (loss)/income attributable to Cathay General Bancorp	(67,390)	50,521	125,469

Dividends on preferred stock	(16,338)	(1,140)	—

Net (loss)/income attributable to common stockholders	$(83,728)	$49,381	$125,469

Other comprehensive (loss)/income, net of tax:
Unrealized holding (losses)/gains arising during the year	(806)	21,361	12,181
Less: reclassification adjustment for gains/(losses) included in net income	23,396	(2,511)	298

Total other comprehensive (loss)/income, net of tax	(24,202)	23,872	11,883

Total comprehensive (loss)/income	$(91,592)	$74,393	$137,352

Net (loss)/income attributable to common stockholders per common share
Basic	$(1.59)	$1.00	$2.49
Diluted	$(1.59)	$1.00	$2.46
Basic average common shares outstanding	52,629,159	49,414,824	50,418,303
Diluted average common shares outstanding	52,629,159	49,529,793	50,975,449

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009, 2008, and 2007

(In thousands, except number of shares)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2006	—	$—	51,930,955	$533	$467,591	$(12,428)	$520,689	$(33,311)	$—	$943,074

Adjustment to initially apply FASB Interpretation 48	—	—	—	—	—	—	(8,525)	—	—	(8,525)

Balance at January 1, 2007	—	—	51,930,955	533	467,591	(12,428)	512,164	(33,311)	—	934,549

Issuances of common stock — Dividend Reinvestment Plan	—	—	78,087	1	2,444	—	—	—	—	2,445
Stock options exercised	—	—	136,348	1	2,227	—	—	—	—	2,228
Restricted stock awarded	—	—	20,000	—	—	—	—	—	—	—
Tax benefits from stock plans	—	—	—	—	791	—	—	—	—	791
Stock-based compensation	—	—	—	—	7,504	—	—	—	—	7,504
Purchases of treasury stock	—	—	(2,829,203)	—	—	—	—	(92,425)	—	(92,425)
Cash dividends of $0.405 per share	—	—	—	—	—	—	(20,525)	—	—	(20,525)
Change in other comprehensive income	—	—	—	—	—	11,883	—	—	—	11,883
Net income	—	—	—	—	—	—	125,469	—	—	125,469

Balance at December 31, 2007	—	—	49,336,187	535	480,557	(545)	617,108	(125,736)	—	971,919

Adjustment to initially apply EITF 06-4	—	—	—	—	—	—	(147)	—	—	(147)

Balance at January 1, 2008	—	—	49,336,187	535	480,557	(545)	616,961	(125,736)	—	971,772

Issuance of series B preferred stock	258,000	240,554	—	—	—	—	—	—	—	240,554
Issuance of common stock warrant	—	—	—	—	17,673	—	—	—	—	17,673
Issuances of common stock — Dividend Reinvestment Plan	—	—	151,157	1	2,550	—	—	—	—	2,551
Stock options exercised	—	—	20,906	1	372	—	—	—	—	373
Tax benefits from stock plans	—	—	—	—	(247)	—	—	—	—	(247)
Stock-based compensation	—	—	—	—	7,708	—	—	—	—	7,708
Cash dividends of $0.420 per share	—	—	—	—	—	—	(20,750)	—	—	(20,750)
Dividend on preferred stock	—	—	—	—	—	—	(1,140)	—	—	(1,140)
Change in other comprehensive income	—	—	—	—	—	23,872	—	—	—	23,872
Net income	—	—	—	—	—	—	50,521	—	—	50,521

Balance at December 31, 2008	258,000	$240,554	49,508,250	$537	$508,613	$23,327	$645,592	$(125,736)	$—	$1,292,887

Adjustment to initially apply FASB No. 160	—	—	—	—	—	—	—	—	8,500	8,500

Balance at January 1, 2009	258,000	$240,554	49,508,250	$537	$508,613	$23,327	$645,592	$(125,736)	$8,500	1,301,387

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(In thousands, except number of shares)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount
Fortfeiture of restricted stock	—	—	(20,000)	—	—	—	—	—	—	—
Issuances of common stock — Common stock issuance	—	—	13,869,856	139	119,309	—	—	—	—	119,448
Dividend Reinvestment Plan	—	—	87,241	1	1,159	—	—	—	—	1,160
Restricted stock units vested	—	—	12,963	—	—	—	—	—	—	—
Stock options exercised	—	—	1,280	—	13	—	—	—	—	13
Tax benefits from stock options	—	—	—	—	(196)	—	—	—	—	(196)
Stock -based compensation	—	—	—	—	5,725	—	—	—	—	5,725
Cash dividends of $0.205 per share	—	—	—	—	—	—	(10,276)	—	—	(10,276)
Discount accretion and other adjustment on preferred stock	—	3,413	—	—	—	—	(3,438)	—	—	(25)
Dividends on preferred stock	—	—	—	—	—	—	(12,900)	—	(611)	(13,511)
Change in other comprehensive loss	—	—	—	—	—	(24,202)	—	—	—	(24,202)
Net loss	—	—	—	—	—	—	(67,390)	—	611	(66,779)

Balance at December 31, 2009	258,000	$243,967	63,459,590	$677	$634,623	$(875)	$551,588	$(125,736)	$8,500	$1,312,744

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Cash Flows from Operating Activities
Net (loss)/income	$(66,779)	$51,124	$126,072
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	307,000	106,700	11,000
Provision for losses on other real estate owned	28,216	3,604	210
Deferred tax benefit	(37,115)	(50,851)	(11,434)
Depreciation	7,695	4,166	4,270
Net losses/(gains) on sale of other real estate owned	2,065	11	(29)
Net gains on sale of loans	(4,761)	(314)	(131)
Proceeds from sale of loans	44,597	10,599	2,532
Originations of loans held for sale	(9,418)	(3,112)	(2,375)
Purchase of trading securities	—	—	(5,000)
Federal Home Loan Bank stock dividends	—	(3,749)	(2,322)
Write-down on venture capital and other investments	1,982	1,458	1,377
Write-down on impaired securities	817	35,331	—
Gain on sales and calls of securities	(56,461)	(29,360)	(810)
Other non-cash interest	7	(11)	105
Amortization of security premiums, net	2,816	2,035	1,588
Amortization of other intangible assets	6,703	7,006	7,260
Excess tax short-fall/(benefits) from stock options	196	247	(791)
Stock based compensation expense	5,725	7,708	7,504
Gains on sale of premises and equipment	—	(21)	(2,716)
Decrease/(increase) in accrued interest receivable	7,621	9,429	(13,494)
Noncontrolling interest	(611)	(603)	(603)
(Increase)/decrease in other assets, net	(63,426)	24,305	6,926
(Decrease)/increase in other liabilities	(30,461)	(7,951)	19,839

Net cash provided by operating activities	146,408	167,751	148,978
Cash Flows from Investing Activities
(Increase)/decrease in short-term investments	(229,726)	(22,722)	14,101
Decrease/(increase) in long-term investments	—	50,000	(50,000)
Decrease/(increase) in securities purchased under agreements to resell	201,000	315,100	(516,100)
Purchase of investment securities available-for-sale	(1,573,823)	(1,780,694)	(1,138,836)
Proceeds from maturity and call of investment securities available-for-sale	1,428,468	1,063,538	820,049
Proceeds from sale of investment securities available-for-sale	51,679	651,423	251,940
Purchase of mortgage-backed securities available-for-sale	(2,487,276)	(2,536,115)	(932,367)
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	2,760,904	1,898,882	207,813
Purchase of investment securities held-to-maturity	(636,120)	—	—
Proceeds from maturity and call of investment securities held-to-maturity	1,057	—	—
Purchase of Federal Home Loan Bank stock	—	(7,820)	(30,143)
Redemption of Federal Home Loan Bank stock	—	5,498	1,093
Net decrease/(increase) in loans	177,690	(893,978)	(916,973)
Purchase of premises and equipment	(12,222)	(24,195)	(9,734)
Proceeds from sales of premises and equipment	—	21	6,948
Proceeds from sales of other real estate owned	52,902	683	1,717
Net increase in investment in affordable housing	(14,116)	(15,143)	(16,427)
Acquisitions, net of cash acquired	—	—	(3,655)

Net cash used in investing activities	(279,583)	(1,295,522)	(2,310,574)

Cash Flows from Financing Activities
Net (increase)/decrease in demand deposits, NOW accounts, money market and saving deposits	529,359	(66,662)	(22,536)
Net increase in time deposits	138,945	625,031	571,431
Net (decrease)/increase in federal funds purchased and securities sold under agreement to repurchase	(105,000)	229,975	982,025
Advances from Federal Home Loan Bank	816,000	4,253,534	3,483,000
Repayment of Federal Home Loan Bank borrowings	(1,336,000)	(4,179,352)	(2,822,500)
Cash dividends	(22,460)	(20,977)	(20,525)
Issuance of Series B preferred stock	—	240,554	—
Issuance of common stock warrant	—	17,673	—
Issuance of common stock	119,448	—	—
Issuance of junior subordinated debt	—	—	65,000
Proceeds from other borrowings	7,212	20,629	11,713
Repayment of other borrowings	—	(28,930)	(13,412)
Proceeds from shares issued to Dividend Reinvestment Plan	1,160	2,551	2,445
Proceeds from exercise of stock options	13	373	2,228
Excess tax (short-fall)/benefits from share-based payment arrangements	(196)	(247)	791
Purchase of treasury stock	—	—	(92,425)

Net cash provided by financing activities	148,481	1,094,152	2,147,235

Increase/(decrease) in cash and cash equivalents	15,306	(33,619)	(14,361)
Cash and cash equivalents, beginning of the year	84,818	118,437	132,798

Cash and cash equivalents, end of the year	$100,124	$84,818	$118,437

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$255,243	$293,715	$296,948
Income taxes	$25,247	$72,167	$76,029
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$(24,202)	$23,872	$11,883
Adjustment to initially apply FASB Interpretation 48	$—	$—	$(8,525)
Adjustment to initially apply EITF 06-4	$—	$(147)	$—
Adjustment to initially apply SFAS No. 160	$8,500	$—	$—
Transfers to other real estate owned	$114,354	$48,043	$16,146
Loans to facilitate the sale of other real estate owned	$21,272	$—	$3,360
Loans transferred to loans held-for-sale	$81,678	$—	$—
Loans to facilitate the sale of fixed assets	$—	$—	$1,940

Supplemental Disclosure for Acquisitions:
Cash, cash equivalents and short-term investment	$—	$—	$5,745
Securities available-for-sale	—	—	14,305
Loans, net	—	—	37,681
Premises and equipment	—	—	432
Goodwill	—	—	3,878
Core deposit intangibles	—	—	341
Other assets	—	—	2,371

Total assets acquired	$—	$—	$64,753

Deposits	—	—	54,166
Other liabilities	—	—	1,187

Total liabilities assumed	$—	$—	$55,353

Net assets acquired and cash paid	$—	$—	$9,400

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

Organization and Background. The business activities of the Bancorp consist primarily of the operations of the Bank, which owns 100% of the common securities of the following subsidiaries: Cathay Real Estate Investment Trust, GBC Real Estate Investments, Inc., GB Capital Trust II, Cathay Holdings LLC, Cathay Holdings 2, LLC, Cathay Holdings 3, LLC, Cathay Community Development Corporation and its wholly owned subsidiary, Cathay New Asia Community Development Corporation.

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

Use of Estimates. The preparation of the consolidated financial statements in accordance with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The significant estimates subject to change relate to the allowance for loan losses, goodwill impairment assessment, other-than-temporary impairment analysis on investments, fair value disclosures and the fair value of options granted. The more significant of these policies are described below.

Concentrations. The Bank was incorporated in California and started its business from California, therefore loans originated and deposits solicited were mainly from California. In 2009, average gross loans were primarily comprised of 56.9% of commercial mortgage loans and 20.2% of commercial loans. As of December 31, 2009, approximately 80% of the Bank’s residential mortgages were for properties located in California. Total deposits were comprised of 46.4% of Jumbo CDs at December 31, 2009, and approximately 57.3% of the Company’s Jumbo CDs have been on deposit with the Company for two years or more.

Allowance for Loan Losses. The determination of the amount of the provision for loan losses charged to operations reflects management’s current judgment about the credit quality of the loan portfolio and takes into consideration changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability and depth of lending management, changes in the volume and severity of past due, non-accrual and adversely classified or graded loans, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, the existence and effect of any concentrations of credit and the effect of competition, legal and regulatory requirements, and other external factors. The nature of the process by which loan losses is determined the appropriate allowance for loan losses requires the exercise of considerable judgment. The allowance is increased by the provision for loan losses and decreased by charge-offs when management believes the uncollectibility of a loan is confirmed.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent recoveries, if any, are credited to the allowance. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses in future periods.

The total allowance for loan losses consists of two components: specific allowances and general allowances. To determine the adequacy of the allowance in each of these two components, two primary methodologies are employed, the individual loan review analysis methodology and the classification migration methodology. These methodologies support the basis for determining allocations between the various loan categories and the overall adequacy of our allowance to provide for probable losses inherent in the loan portfolio. These methodologies are further supported by additional analysis of relevant factors such as the historical losses in the portfolio, and environmental factors which include trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, the volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and the concentration of credit.

The Bank’s management allocates a specific allowance for “Impaired Credits,” in accordance with Accounting Standard Codification (“ASC”) 310-10-35. For non-Impaired Credits, a general allowance is established for those loans internally classified and risk graded Pass, Minimally Acceptable, Watch, Special Mention, or Substandard based on historical losses in the specific loan portfolio and a reserve based on environmental factors determined for that loan group. The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance.

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

ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conditions is met, an entity must recognize an other-than-temporary impairment (“OTTI”). If an entity does not intend to sell the debt security and will not be required to sell the debt security, the entity must consider whether it will recover the amortized cost basis of the security. If the present value of expected cash flows is less than the amortized cost basis of the security, OTTI shall have considered to have occurred. OTTI is then separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. An entity determines the impairment related to credit losses by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. OTTI related to the credit loss is then recognized in earnings. OTTI related to all other factors is recognized in other comprehensive income. OTTI not related to the credit loss for a held-to-maturity security should be recognized separately in a new category of other comprehensive income and amortized over the remaining life of the debt security as an increase in the carrying value of the security only when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its remaining amortized cost basis. The entity expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale securities that decline below their cost before their anticipated recovery. At December 31, 2009, there was no other-than-temporary impairment related to credit losses to be recognized in earnings. Other-than-temporary impairment related to all other factors was recognized in other comprehensive income.

Trading securities are reported at fair value, with unrealized gains or losses included in income.

Investment in Federal Home Loan Bank (“FHLB”) Stock. As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB. The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. FHLB stock is carried at cost and is pledged as collateral to the FHLB. The carrying amount of the FHLB stock was $71.8 million for both December 31, 2009, and December 31, 2008. As of December 31, 2009, 436,800 shares of FHLB stock was the minimum stock requirement based on outstanding FHLB borrowings of $929.0 million. As of December 31, 2009, the Company owned 711,750 shares of FHLB stock.

Loans. Loans are carried at amounts advanced, less principal payments collected and net deferred loan fees. Interest is accrued and earned daily on an actual or 360-day basis. Interest accruals on business loans and non-residential real estate loans are generally discontinued whenever the payment of interest or principal is 90 days or more past due, based on contractual terms. Such loans are placed on non-accrual status, unless the loan is well secured, and there is a high probability of recovery in full, as determined by management. When loans are placed on a non-accrual status, previously accrued but unpaid interest is reversed and charged against current income, and subsequent payments received are generally first applied toward the outstanding principal balance of the loan. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. A non-accrual loan may also be returned to accrual status if all principal and interest contractually due are reasonably assured of repayment within a reasonable period and there has been a sustained period of payment performance, generally six months. Loan origination fees and commitment fees, offset by certain direct loan origination costs, are deferred and recognized over the contractual life of the loan as a yield adjustment. The amortization utilizes the interest method. If a loan is placed on non-accrual status, the amortization of the loan fees and the accretion of discounts are discontinued until the loan is returned to accruing status.

Loans held for sale are carried at the lower of aggregate cost or fair value. Gains and losses are recorded in non-interest income based on the difference between sales proceeds, net of sales commissions, and carrying value.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans Acquired Through Transfer. Loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payment receivables are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowance on these impaired loans reflect only losses incurred after the acquisition.

Impaired Loans. A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (i.e. both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. The Company stratifies its loan portfolio by size and treats smaller performing loans with an outstanding balance less than the Company’s defined criteria, generally where the loan amount is less than $100,000, as a homogenous portfolio. Once a loan has been identified as a possible problem loan, the Company conducts a periodic review of such loan in order to test for impairment. When loans are placed on an impaired status, previously accrued but unpaid interest is reversed against current income and subsequent payments received are generally first applied toward the outstanding principal balance of the loan.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charges to operations to recognize declines in fair value subsequent to foreclosure. Gains on sales are recognized when certain criteria relating to the buyer’s initial and continuing investment in the property are met.

Investments in Affordable Housing. The Company is a limited partner in limited partnerships that invest in low-income housing projects that qualify for Federal and/or State income tax credits. As of December 31, 2009, six of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The Company therefore consolidated the financial statements of these six limited partnerships into its consolidated financial statements. As further discussed in Note 8, the partnership interests are accounted for utilizing the equity method of accounting except for the six limited partnership that are consolidated by the Company.

Investments in Venture Capital. The Company invests in limited partnerships that invest in nonpublic companies. These partnerships are commonly referred to as venture capital investments. These limited partnership interests represent ownership of less than 5% and are carried under the cost method with other-than-temporary impairment charged against net income.

Goodwill and Goodwill Impairment. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of ASC Topic 350. ASC Topic 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, formerly, SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

The impairment testing process conducted by the Company begins by assigning net assets and goodwill to its three reporting units–Commercial Lending, Retail Banking, and East Coast Operations. The Company then completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment. Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill. The implied fair value of goodwill is computed by assuming all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill. This adjusted goodwill balance is the implied fair value used in step two. An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value.

The Commercial Lending unit did not have any goodwill allocated to the unit and accordingly no goodwill impairment testing was performed for that unit. The reporting unit fair values for the Retail Banking unit and the East Coast Operations were determined by an outside third-party national valuation firm, based on data supplied by the Company. Such reporting unit fair values were determined based on an equal weighting of (1) the fair

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value determined using a market approach using a combination of price to earnings multiples determined based on a representative peer group applied to 2010 and 2011 forecasted earnings, and if appropriate, 2009 net earnings and a price to book multiple and (2) the fair value determined using a dividend discount model with the discount rate determined using the same representative peer group. A control premium was then applied to the unit fair values so determined.

In determining the forecasted earnings for the Retail Banking unit and the East Coast Operations, the financial forecasts assume some recovery from the current business downturn beginning in the second half of 2010 and then muted growth thereafter. It should be noted, however, that these reporting units have already been performing at a satisfactory level given the environment. The principal driver of the Company’s negative operating results has been the Commercial Lending reporting unit where the vast majority of the Company’s loan losses are incurred. The forecasts reflect an assumption that interest rates will increase steadily beginning in the second half of 2010 until December 2012. A summary of the respective unit fair value, carrying amounts and unit goodwill as well as the percentage by which fair value exceed carrying value of each reporting unit is shown below:

Reporting Units	Carrying Amount	Fair Value	Fair Value in Excess of Carrying Amount	Allocated Goodwill
		(Dollars in thousands)
Commercial Lending Unit	$488,937	$50,000	—	—
Retail Banking Unit	382,956	425,000	11.0%	235,194
East Coast Operations	188,385	195,000	3.5%	81,147

Total	$1,060,278	$670,000		$316,341

If economic conditions were to worsen instead of improve as assumed in the key assumptions, then the forecasted earnings for the Retail Banking unit and the East Coast Operations could be significantly lower than projected. In addition, a worsening of economic conditions could potentially reduce the price to earnings multiples and price to book multiples of peer groups for Retail Banking and East Coast Operations and result in a reduction in the fair value of these units even if the forecasted earnings were achieved.

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

At December 31, 2009, the unamortized balance of core deposit premium was $22.4 million, which was net of accumulated amortization of $38.3 million. Aggregate amortization expense for core deposit premium was $6.6 million for 2009, $6.9 million for 2008, and $7.1 million for 2007. At December 31, 2009, the estimated aggregate amortization of core deposit premiums is $6.0 million for 2010, $5.9 million for 2011, $5.7 million for 2012, $4.5 million for 2013, and $0.4 million for 2014 and thereafter. As of December 31, 2008, the unamortized balance of the core deposit premium was $29.0 million, which was net of accumulated amortization of $31.9 million.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities Sold Under Agreements to Repurchase. The Company sells certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets. The securities underlying the agreements remain in the applicable asset accounts.

Stock-Based Compensation. Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date for those options expected to vest, and is recognized as an expense over the vesting period of the grant using the straight-line method. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Option compensation expense totaled $5.4 million in 2009, $7.4 million in 2008, and $6.8 million in 2007. Stock-based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $5.0 million at December 31, 2009, and is expected to be recognized over the next 1.7 years.

The weighted average per share fair value of the options granted was $6.86 during 2008 on the date of grant. No options were granted in 2009 and in 2007. For options granted in 2008, the Company has estimated the expected life of the options to be 6.5 years based on the average of the contractual period and the vesting period, except the 100,000 shares granted to the Company’s Chief Executive Officer on February 21, 2008, of which 50% vested on February 21, 2009, and the remaining 50% vested on February 21, 2010. The expected life of the 100,000 shares granted to the Company’s Chief Executive Officer on February 21, 2008 was 5.8 years. Fair value is determined using the Black-Scholes option pricing model with the following assumptions:

2008
Expected life — number of years	6.4
Risk-free interest rate	3.09%
Volatility	30.04%
Dividend yield	1.80%

Foreign Exchange Forwards and Foreign Currency Option Contracts. We enter into foreign exchange forward contracts and foreign currency option contracts with correspondent banks to mitigate the risk of fluctuations in foreign currency exchange rates for foreign currency certificates of deposit, foreign exchange contracts or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign currency certificates of deposit, foreign exchange contracts or foreign currency option contracts, are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income/(loss). Comprehensive income/(loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income/(loss) generally includes net income/(loss), foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on investments in securities available-for-sale, and cash flow hedges. Comprehensive income/(loss) and its components are reported and displayed in the Company’s consolidated statements of operations and comprehensive income/(loss).

Net Income per Common Share. Earnings per share (“EPS”) is computed on a basic and diluted basis. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the Company. Potential dilution is excluded from computation of diluted per-share amounts when a net loss from operations exists.

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

In April 2009, the FASB issued ASC Topic 820, formerly FASB Staff Position (FSP) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifying Transactions That Are Not Orderly”. ASC Topic 820 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability and identifying transactions that are not orderly. In those circumstances, further analysis and significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. ASC Topic 820 reaffirms fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of this standard on June 15, 2009, did not have a material impact on the Company’s consolidated financial statements. See Note 16- “Fair Value Measurements” for more information.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” which was codified into ASC Topic 810 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The Company adopted ASC Topic 810 effective as of January 1, 2009, and reclassified non-controlling interest of $8.5 million from other liabilities to equity.

In March 2008, the FASB issued ASC Topic 815, formerly Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133”. ASC Topic 815 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC Topic 815 was effective for the Company on November 15, 2008. The adoption of ASC Topic 815 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC Topic 825, formerly SFAS 107-1, “Interim Disclosure about Fair Value of Financial Instruments.” ASC Topic 825 requires publicly traded companies to disclose the fair value of financial instruments within the scope of ASC Topic 825 in interim financial statements, in addition to annual statements. Publicly traded companies also shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. The adoption of this standard on June 15, 2009, did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued ASC Topic 860, formerly SFAS 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140.” ASC Topic 860 removes the concept of a qualifying special-purpose entity and the provisions for guaranteed mortgage securitizations in earlier FASB pronouncements. A transferor should account for the transfer as a sale only if it transfers an entire financial asset and surrenders control over the entire transferred assets in accordance with the conditions in ASC Topic 860. ASC Topic 860 limits the circumstances in which a financial asset should be derecognized. ASC Topic 860 is effective for annual financial statements covering the first fiscal year ending after November 15, 2009. Adoption of ASC 860 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC Topic 810, formerly SFAS 167, “Amendments to FASB Interpretation No. 46(R).” ASC Topic 810 eliminates the quantitative approach previously required under FIN 46(R) for determining whether an entity is a variable interest entity. ASC Topic 810 requires an entity to perform ongoing

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assessments to determine whether an entity is the primarily beneficiary of a variable interest entity. The ongoing assessments identify the power to direct the activities of a variable interest entity, the obligation to absorb losses of the entity and the right to receive benefits from the entity that could potentially be significant to the variable interest entity. ASC Topic 810 is effective for annual financial statements covering the first fiscal year ending after November 15, 2009. Adoption of ASC Topic 810 did not have a significant impact on its consolidated financial statements.

The FASB issued ASU 2010-06 “Improving Disclosures about Fair Value Measurements” in January 2010 to improve disclosure requirements related to ASC Topic 820. ASU 2010-06 requires an entity to report separately significant transfers in and out of Level 1 and Level 2 fair value measurements and to explain the transfers. It also requires an entity to present separately information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 is effective for fiscal years beginning after December 15, 2010. The Company does not expect a material impact on its consolidated financial statements from adoption of ASU 2010-06.

2. Business Combinations and Investments

The Company completed one acquisition in 2007 that was accounted using the purchase method of accounting. Accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. The excess of purchase price over fair value of net assets acquired, if identifiable, was recorded as a premium on purchased deposits, and if not identifiable, was recorded as goodwill. The estimated tax effect of differences between tax bases and fair value has been reflected in deferred income taxes.

As of December 31, 2009, goodwill was $316.3 million, a decrease of $3.3 million, compared to $319.6 million at December 31, 2008, due to the expiration of the statute of limitations for an uncertain tax position taken by GBC Bancorp which was previously recorded as a purchase accounting adjustment at the date of acquisition. Acquisition-related lease liability was $362,000 at December 31, 2009, and $424,000 at December 31, 2008.

At December 31, 2009, the Company owns 215,000 shares, or 13.1%, of the stock of Broadway Financial Corporation (the “BFC”), which is headquartered in Los Angeles, California. These shares have not been registered under the Securities Act of 1933 and may not be sold, offered for sale, pledged or hypothecated in the absence of an effective registration or an applicable exemption to registration. The Company accounts for the BFC investment on the cost method due to the restricted nature of the shares and the less than 20% ownership. As of December 31, 2009, the net carrying value of the investment in BFC totaling $826,000 was included in other assets. Other-than-temporary impairment write-downs to investment in BFC were zero in 2009, $1.0 million in 2008, and $746,000 in 2007.

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

The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were $13.6 million for 2009 and $7.7 million for 2008.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth information with respect to federal funds sold:

	2009	2008
	(In thousands)
Balance, December 31	$—	$—
Annualized weighted-average interest rate, December 31	0.00%	0.00%
Average amount outstanding during the year (1)	$35,808	$14,160
Weighted-average interest rate for the year	0.13%	2.34%
Maximum amount outstanding at any month end	$110,000	$28,000

(1)	Average balance was computed using daily averages.

4. Securities Purchased under Agreements to Resell

Securities purchased under agreements to resell are usually collateralized by U.S. government agency and mortgage-backed securities. The counter-parties to these agreements are nationally recognized investment banking firms that meet credit requirements of the Company and with whom a master repurchase agreement has been duly executed. As of December 31, 2008, the Company had four resale agreements of $201.0 million outstanding at an annualized weighted average interest rate of 5.39%. During the first quarter of 2009, one resale agreement of $51.0 million matured in January 2009 and three long-term resale agreements of $150.0 million were called in February 2009. As of December 31, 2009, the Company has no resale agreements outstanding.

The following table sets forth information with respect to securities purchased under resell agreements.

	2009	2008
	(In thousands)
Balance, December 31	$—	$201,000
Annualized weighted-average interest rate, December 31	0.00%	5.39%
Average amount outstanding during the year (1)	$22,674	$220,736
Weighted-average interest rate for the year	5.75%	6.65%
Maximum amount outstanding at any month end	$150,000	$370,125

(1)	Average balance was computed using daily averages.

For those securities obtained under the resale agreements, the collateral is either held by a third party custodian or by the counter party and is segregated under written agreements that recognize the Company’s interest in the securities. Interest income associated with securities purchased under resale agreements totaled $1.3 million for 2009, $14.7 million for 2008, and $23.4 million for 2007.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Investment Securities

Investment Securities. The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of December 31, 2009, and December 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity*
2009
U.S. government sponsored entities	$99,876	$1,187	$—	$101,063
Mortgage-backed securities	535,139	—	7,294	527,845

Total securities held-to-maturity	$635,015	$1,187	$7,294	$628,908

* No securities held-to-maturity in 2008

Securities Available-for-Sale
2009
U.S. treasury securities	$13,825	$—	$77	$13,748
U.S. government sponsored entities	873,290	1,284	3,230	871,344
State and municipal securities	12,750	109	36	12,823
Mortgage-backed securities	1,939,821	9,730	7,375	1,942,176
Collateralized mortgage obligations	49,161	266	1,638	47,789
Asset-backed securities	312	—	63	249
Corporate bonds	10,246	—	489	9,757
Preferred stock of government sponsored entities	1,061	211	—	1,272
Other securities-foreign	14,975	—	84	14,891
Other equity securities	1,050	—	—	1,050

Total securities available-for-sale	$2,916,491	$11,600	$12,992	$2,915,099

Total investment securities	$3,551,506	$12,787	$20,286	$3,544,007

2008
U.S. treasury securities	$10,510	$35	$—	$10,545
U.S. government sponsored entities	764,341	1,641	—	765,982
State and municipal securities	23,059	214	37	23,236
Mortgage-backed securities	2,029,265	53,476	5,278	2,077,463
Collateralized mortgage obligations	179,939	462	7,523	172,878
Asset-backed securities	423	—	63	360
Corporate bonds	35,246	—	2,676	32,570
Preferred stock of government sponsored entities	783	—	—	783

Total investment securities	$3,043,566	$55,828	$15,577	$3,083,817

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and fair value of investment securities at December 31, 2009, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Due in one year or less	$10,646	$10,600	$—	$—
Due after one year through five years	758,432	754,886	99,876	101,063
Due after five years through ten years	344,552	349,303	—	—
Due after ten years (1)	1,802,861	1,800,310	535,139	527,845

Total	$2,916,491	$2,915,099	$635,015	$628,908

(1)	Equity securities are reported in this category.

Proceeds from sales and repayments of mortgage-backed securities were $2.76 billion during 2009, $1.90 billion during 2008, and $208,000 during 2007. Proceeds from sales and repayments of other investment securities were $52,000 during 2009, $651,000 during 2008, and $252,000 during 2007. Proceeds from maturity and call of investment securities were $1.43 billion during 2009, $1.06 billion during 2008, and $820,000 during 2007. In 2009, gains of $56.5 million and losses of $9,000 were realized on sales and calls of investment securities compared with $29.4 million in gains and $6,000 in losses realized in 2008, and $2.9 million in gains and $2.1 million in losses realized in 2007.

ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an entity must recognize an other-than-temporary impairment (“OTTI”). If an entity does not intend to sell the debt security and will not be required to sell the debt security, the entity must consider whether it will recover the amortized cost basis of the security. If the present value of expected cash flows is less than the amortized cost basis of the security, OTTI shall have considered to have occurred. OTTI is then separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. An entity determines the impairment related to credit losses by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. OTTI related to the credit loss is then recognized in earnings. OTTI related to all other factors is recognized in other comprehensive income. OTTI not related to the credit loss for a held-to-maturity security should be recognized separately in a new category of other comprehensive income and amortized over the remaining life of the debt security as an increase in the carrying value of the security only when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its remaining amortized cost basis. The entity expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale securities that decline below their cost before their anticipated recovery. At December 31, 2009, there was no other-than-temporary impairment related to credit losses to be recognized in earnings. Other-than-temporary impairment related to all other factors was recognized in other comprehensive income.

Between 2002 and 2004, we purchased a number of mortgage-backed securities and collateralized mortgage obligations comprised of interests in non-agency guaranteed residential mortgages. At December 31, 2009, the remaining par value was $13.5 million for non-agency guaranteed mortgage-backed securities with unrealized losses of $1.2 million and $43.2 million of collateralized mortgage obligations with unrealized losses of $1.6 million. The remaining par value of these securities totaled $56.7 million which represents 1.6% of the fair value of investment securities and 0.5% of total assets. At December 31, 2009, the unrealized loss for these

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities totaled $2.8 million which represented 4.9% of the par amount of these non-agency guaranteed residential mortgages. Based on the Company’s analysis at December 31, 2009, there was no “other-than-temporary” impairment in these securities due to the low loan to value ratio for the loans underlying these securities, the credit support provided by junior tranches of these securitizations, and the continued AAA rating for all but four issues of these securities. The Company’s analysis also indicated the continued full ultimate collection of principal and interest for the four issues that were no longer rated AAA.

The temporarily impaired securities represent 58.7% of the fair value of investment securities as of December 31, 2009. Unrealized losses for securities with unrealized losses for less than twelve months represent 0.9%, and securities with unrealized losses for twelve months or more represent 7.1%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased. All of these securities are investment grade as of December 31, 2009. At December 31, 2009, 21 issues of securities had unrealized losses for 12 months or longer and 63 issues of securities had unrealized losses of less than 12 months.

At December 31, 2009, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our consolidated statements of operations. The table below shows the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of December 31, 2009, and December 31, 2008:

Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
As of December 31, 2009
Securities Held-to-Maturity
Mortgage-backed securities	$527,845	$7,294	12	—	—	—	$527,845	$7,294	12

Total securities held-to-maturity	527,845	7,294	12	—	—	—	527,845	7,294	12

Securities Available-for-Sale
U.S. Treasury entities	$13,748	$77	2	$—	$—	—	$13,748	$77	2
U.S. government sponsored entities	408,888	3,230	9	—	—	—	408,888	3,230	9
State and municipal securities	—	—	—	659	36	1	659	36	1
Mortgage-backed securities	1,050,968	6,216	32	855	3	5	1,051,823	6,219	37
Mortgage-backed securities-Non-agency	—	—	—	12,302	1,156	3	12,302	1,156	3
Collateralized mortgage obligations	30,870	955	4	8,304	683	8	39,174	1,638	12
Asset-backed securities	—	—	—	249	63	1	249	63	1
Corporate bonds	249	1	1	9,508	488	3	9,757	489	4
Other securities-foreign organization	14,891	84	3	—	—	—	14,891	84	3

Total securities available-for-sale	1,519,614	10,563	51	31,877	2,429	21	1,551,491	12,992	72

Total investment securities	$2,047,459	$17,857	63	$31,877	$2,429	21	$2,079,336	$20,286	84

As of December 31, 2008
Securities Available-for-Sale
State and municipal securities	$339	$15	1	$1,098	$22	2	$1,437	$37	3
Mortgage-backed securities	8,294	247	26	12,139	5,031	9	20,433	5,278	35
Collateralized mortgage obligations	—	—	1	107,503	7,523	24	107,503	7,523	25
Asset-backed securities	—	—	—	360	63	2	360	63	2
Corporate bonds	32,385	2,611	4	185	65	1	32,570	2,676	5

Total investment securities	$41,018	$2,873	32	$121,285	$12,704	38	$162,303	$15,577	70

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment securities having a carrying value of $1.97 billion at December 31, 2009, and $2.94 billion at December 31, 2008, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, and foreign exchange transactions.

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

The components of loans in the consolidated balance sheets as of December 31, 2009, and December 31, 2008, were as follows:

	2009	2008
	(In thousands)
Type of Loans:
Commercial loans	$1,307,880	$1,620,438
Residential mortgage loans	682,291	622,741
Commercial mortgage loans	4,065,155	4,132,850
Equity lines	195,975	168,756
Real estate construction loans	626,087	913,168
Installment loans	13,390	11,340
Other loans	8,364	3,075

Gross loans	6,899,142	7,472,368

Less:
Allowance for loan losses	(211,889)	(122,093)
Unamortized deferred loan fees	(8,339)	(10,094)

Total loans and leases, net	$6,678,914	$7,340,181

Loans held for sale	$54,826	$—

In December 2009, the Company transferred ten non-accrual loans of $54.8 million from loans for investment to loans held for sale and recorded a write-down of $14.5 million to allowance for loan losses. The Company determined the market value of loans held for sale based on quoted price from third party sale analysis, existing sale agreements and recent appraisal reports minus applicable sales commission. As of December 31, 2009, loans held for sale were $54.8 million. There were no loans held-for-sale as of December 31, 2008. At December 31, 2009, the Company pledged real estate loans of $2.0 billion to the Federal Home Loan Bank of San Francisco under its specific pledge program. In addition, the Bank pledged $465.9 million of its construction loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program at December 31, 2009.

Loans serviced for others as of December 31, 2009, totaled $249.5 million and were comprised of $49.7 million of commercial loans, $103.1 million of commercial real estate loans, $47.6 million in construction loans, and $49.1 million of residential mortgages.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into transactions with its directors, executive officers, or principal holders of its equity securities, or the associates of such persons (“Related Parties”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers who are not related parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of December 31, 2009. An analysis of the activity with respect to loans to Related Parties for the years indicated is as follows:

	December 31,
	2009	2008
	(In thousands)
Balance at beginning of year	$138,319	$135,882
Additional loans made	81,047	131,289
Payment received	(80,172)	(128,852)

Balance at end of year	$139,194	$138,319

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

	December 31,
	2009	2008	2007
	(In thousands)
Allowance for Loan Losses
Balance at beginning of year	$122,093	$64,983	$60,220
Provision for credit losses	307,000	106,700	11,000
Transfers from/(to) reserve for off-balance sheet credit commitments	2,125	(2,756)	(107)
Loans charged off	(222,547)	(48,683)	(10,074)
Recoveries of charged off loans	3,218	1,849	3,512
Allowance from acquisitions	—	—	432

Balance at end of year	$211,889	$122,093	$64,983

Reserve for Off-balance Sheet Credit Commitments
Balance at beginning of year	$7,332	$4,576	$4,469
Provision for credit losses/transfers	(2,125)	2,756	107

Balance at end of year	$5,207	$7,332	$4,576

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had identified impaired loans with a recorded investment of approximately $390.5 million as of December 31, 2009, and $181.2 million as of December 31, 2008. The average balance of impaired loans was $359.6 million for 2009 and $106.7 million for 2008. Interest collected on impaired loans totaled $11.1 million in 2009, $8.8 million in 2008, and $2.8 million in 2007. The Bank recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans. The following table presents impaired loans and the related allowance and charge-off as of the dates indicated:

	Impaired Loans
	Balance	Allowance	Allowance as a % of Balance	Cumulative Charge-off	Cumulative Charge-off as a % of Balance
	(Dollars in thousands)
At December 31, 2009
With no allocated allowance
Without charge-off	$153,380	$—	—	$—	—
With charge-off	84,886	—	—	39,414	31.71%
With allocated allowance
Without charge-off	27,388	934	3.41%	—	—
With charge-off	124,807	14,199	11.38%	61,792	33.11%

Total	$390,461	$15,133	3.88%	$101,206	20.58%

Allowance allocated to impaired loans as a percentage to balance of impaired loans with allowance allocated		9.94%

At December 31, 2008
With no allocated allowance
Without charge-off	$60,519	$—	—	$—	—
With charge-off	19,332	—	—	18,689	49.15%
With allocated allowance
Without charge-off	88,468	26,003	29.39%	—	—
With charge-off	12,883	2,535	19.68%	10,125	44.01%

Total	$181,202	$28,538	15.75%	$28,814	13.72%

Allowance allocated to impaired loans as a percentage to balance of impaired loans with allowance allocated		28.16%

For impaired loans at December 31, 2009, and December 31, 2008, the amounts previously charged off represent 20.6% and 13.7% of the contractual balances for impaired loans. At December 31, 2009, $153.4 million of impaired loans had no allocated allowance and had no previous charge-offs. Performing troubled debt restructuring total $41.2 million and are included in the $151.8 million total. The remaining $112.2 million of impaired loans with no allocated allowance and no previous charge-offs were comprised of a loan of $47.6 million which is expected to be restructured during the second quarter of 2010 with no loss, a loan for $9.4 million which was restored to accrual status in January 2010, a loan for $7.5 million and 61 other loans totaling $47.7 million where the fair value of the collateral exceeded the loan amounts. Despite the significant deterioration in the real estate values in our market area, many of the loans originated by the Bank were originally made with loan-to-value ratios below 70%, such that even after taking the sometimes significant market depreciation into consideration, the current value of the underlying collateral continues to exceed the loan balance. The impaired loans included in the table above were comprised of $38.8 million in commercial loans and $351.7 million in real estate loans as of December 31, 2009, and $20.9 million in commercial loans and $160.3 million in real estate loans as of December 31, 2008.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of non-accrual loans as of December 31, 2009, 2008, and 2007 and the related net interest foregone for the years then ended:

	2009	2008	2007
	(In thousands)
Non-accrual portfolio loans	$280,643	$181,202	$58,275
Non-accrual loans held-for-sale	54,826	—	—

Total non-accrual loans	$335,469	$181,202	$58,275

Contractual interest due	$23,746	$14,043	$5,324
Interest recognized	9,830	8,782	2,756

Net interest foregone	$13,916	$5,261	$2,568

A troubled debt restructuring (“TDR”) is a formal modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date. Although these loan modifications are considered ASC 310-40, formerly SFAS 15, troubled debt restructurings, the loans have, pursuant to the Bank’s policy, performed under the restructured terms and have demonstrated sustained performance under the modified terms for six months before being returned to accrual status. The sustained performance considered by management pursuant to its policy includes the periods prior to the modification if the prior performance met or exceeded the modified terms. This would include cash paid by the borrower prior to the restructure to set up interest reserves.

A summary of TDRs by type of concession and by accrual/non-accrual status is shown below:

	Accruing		Non-accrual		Total
	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans
	(Dollars in thousands)
As of December 31, 2009
Interest deferral	$8,864	1	$5,764	2	$14,628	3
Principal deferral	34,716	9	9,322	6	44,038	15
Rate reduction	863	3	8,886	1	9,749	4
Rate reduction and forgiveness of principal	10,549	1	—	—	10,549	1
Rate reduction and payment deferral	—	—	17,637	3	17,637	3

Total	$54,992	14	$41,609	12	$96,601	26

As of December 31, 2008
Rate reduction	$924	3	$10,690	4	$11,614	7

Total	$924	3	$10,690	4	$11,614	7

TDRs on accrual status totaled $55.0 million at December 31, 2009 and were comprised of 14 loans, an increase of $54.1 million, compared to three loans totaling $924,000 at December 31, 2008. TDRs at December 31, 2009, were comprised of four office and commercial use buildings of $28.3 million, three multi-family residential loans of $11.6 million, a hotel loan of $10.3 million, two land loans of $2.3 million, three shopping center loans of $2.1 million and a single family residential loan of $485,000. The Company expects that the troubled debt restructuring loans on accruing status as of December 31, 2009, which are all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on $43.6 million of these loans and the additional collateral contributed on the $10.5 million construction loan concurrent with the Bank’s forgiveness of $4.2 million of the principal balance.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

As of December 31, 2009, there were no accruing loans past due 90 days or more. Accruing loans past due 90 days or more were $6.7 million at December 31, 2008.

7. Other Real Estate Owned

At December 31, 2009, the net carrying value of other real estate owned increased $10.0 million, or 16.4%, to $71.0 million from $61.0 million at December 31, 2008. OREO located in California was $51.6 million and was comprised primarily of six land zoned for residential purpose properties of $17.9 million, three office and commercial use buildings construction projects of $11.0 million, six office and commercial use buildings of $7.1 million, four retail shopping centers of $6.3 million, eight single family residences of $5.0 million, three multi-family residences of $2.7 million, a multi-family residential construction project of $1.4 million, and a restaurant of $209,000. OREO located in Texas was comprised of twelve properties, including two multi-family residences of $5.7 million, three office and commercial use buildings of $4.5 million, two retail stores and shopping centers totaling $1.2 million, and four single family residential properties of $1.4 million. OREO located in the state of Washington was $4.3 million and in all other states was $2.4 million.

For 2008, OREO located in California was comprised of eight properties, including $13.5 million for land zoned for residential and retail purposes in Riverside County, California; $10.3 million for land zoned for apartments in Anaheim, California; $4.4 million for a condo project in Los Angeles, California; $3.7 million for four pieces of land zoned for residential purposes; and three other properties totaling $0.6 million. OREO located in Texas was comprised of five properties, including two shopping centers totaling $16.3 million, a $7.1 million apartment building, a $1.4 million hotel, and a $0.8 million office building.

An analysis of the activity in the valuation allowance for other real estate losses for the years ended on December 31, 2009, 2008, and 2007 is as follows:

	2009	2008	2007
	(In thousands)
Balance, beginning of year	$3,814	$210	$283
Provision for losses	28,216	3,604	210
OREO disposal	(9,287)	—	(283)

Balance, end of year	$22,743	$3,814	$210

The following table presents the components of other real estate owned expense for the year ended:

	2009	2008	2007
	(In thousands)
Operating expense	$5,793	$1,338	$153
Provision for losses	28,216	3,604	210
Net loss/(gain) on disposal	2,065	11	(29)

Total other real estate owned expense	$36,074	$4,953	$334

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Investments in Affordable Housing

The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. The Company’s investments in these partnerships were $95.9 million at December 31, 2009, and $103.6 million at December 31, 2008. At December 31, 2009 and December 31, 2008, six of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s consolidated financial statements increased total assets and liabilities by $22.8 million at December 31, 2009, and by $22.8 million at December 31, 2008. Other borrowings for affordable housing limited partnerships were $19.3 million at December 31, 2009 and $19.5 million at December 31, 2008; recourse is limited to the assets of the limited partnerships. Unfunded commitments for affordable housing limited partnerships of $8.1 million as of December 31, 2009, and $22.1 million as of December 31, 2008, were recorded under other liabilities.

Each of the partnerships must meet regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining tax credits to be utilized over a multiple-year period are $61.8 million for Federal and $2.0 million for state at December 31, 2009. The Company’s usage of tax credits approximated $11.1 million in 2009, $10.0 million in 2008, and $8.4 million in 2007. For the year ended December 31, operations of investments in affordable housing resulted in pretax losses of $7.3 million for 2009, $7.4 million for 2008, and $6.6 million for 2007. Losses in excess of the Bank’s investment in two limited partnerships have not been recorded in the Company’s consolidated financial statements because the Company had fully satisfied all capital commitments required under the respective limited partnership agreements.

9. Premises and Equipment

Premises and equipment consisted of the following at December 31, 2009, and December 31, 2008:

	2009	2008
	(In thousands)
Land and land improvements	$33,429	$31,721
Building and building improvements	69,114	33,163
Furniture, fixtures and equipment	31,176	26,319
Leasehold improvement	12,109	12,307
Construction in process	1,816	35,204

	147,644	138,714
Less: Accumulated depreciation/amortization	39,009	34,607

Premises and equipment, net	$108,635	$104,107

The amount of depreciation/amortization included in operating expense was $7.7 million in 2009, $4.2 million in 2008, and $4.3 million in 2007.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Deposits

The following table displays deposit balances as of December 31, 2009, and December 31, 2008:

	2009	2008
	Amount	Amount
	(In thousands)
Demand	$864,551	$730,433
NOW accounts	337,304	257,234
Money market accounts	943,164	659,454
Saving accounts	347,724	316,263
Time deposits under $100,000	1,529,954	1,644,407
Time deposits of $100,000 or more	3,482,343	3,228,945

Total	$7,505,040	$6,836,736

Time deposits outstanding as of December 31, 2009, mature as follows.

	Expected Maturity Date at December 31,
	2010	2011	2012	2013	2014	Thereafter	Total
	(In thousands)
Time deposits, $100,000 and over	$3,453,269	$22,158	$6,916	$—	$—	$—	$3,482,343
Other time deposits	1,268,031	116,915	144,653	296	59		1,529,954

	$4,721,300	$139,073	$151,569	$296	$59	$—	$5,012,297

Accrued interest payable on customer deposits was $9.7 million at December 31, 2009, $19.3 million at December 31, 2008, and $20.4 million at December 31, 2007. The following table summarizes the interest expense on deposits by account type for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Interest bearing demand	$1,059	$1,544	$2,823
Money market accounts	13,233	13,581	21,531
Saving accounts	799	1,188	3,258
Time deposits	118,465	161,397	181,891

Total	$133,556	$177,710	$209,503

11. Borrowed Funds

Federal Funds Purchased. There were no federal funds purchased as of December 31, 2009. Federal funds purchased were $52.0 million with a weighted average rate of 0.26% as of December 31, 2008. The table below provides comparative data for federal funds purchased:

	2009	2008	2007
	(Dollars in thousands)
Average amount outstanding during the year (1)	$8,392	$40,128	$32,190
Maximum amount outstanding at month-end (2)	85,000	81,000	98,000
Balance, December 31	—	52,000	41,000
Rate at year-end	0.00%	0.26%	4.00%
Weighted-average interest rate for the year	0.27%	2.25%	5.01%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were April 2009, June 2008, and September 2007.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities Sold under Agreements to Repurchase. Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 4.19% at December 31, 2009, compared to $1.6 billion with a weighted average rate of 3.95% at December 31, 2008. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million are with initial fixed rates ranging from 1.00% and 3.50% with initial fixed rate terms ranging from six months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. At December 31, 2009, there was one short-term securities sold under agreements to repurchase of $7.0 million at the rate of 1.2% which matured on January 4, 2010. The table below provides summary data for long-term securities sold under agreements to repurchase as of December 31, 2009:

Securities Sold Under Agreements to Repurchase

(Dollars in millions)	Fixed-to-floating				Floating-to-fixed				Total
Callable	All callable at December 31, 2009				All callable at December 31, 2009
Rate type	Floating Rate				Fixed Rate
Rate index	8% minus three month LIBOR

Maximum rate	3.75%	3.50%	3.50%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	5	4	1	2	1	10	4	30
Amount	$150.0	$250.0	$200.0	$50.0	$100.0	$50.0	$550.0	$200.0	$1,550.0
Weighted average rate	3.75%	3.50%	3.50%	3.25%	4.77%	4.83%	4.54%	5.00%	4.20%
Final maturity	2014	2014	2015	2015	2011	2012	2014	2017

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.8 billion as of December 31, 2009, and $1.7 billion as of December 31, 2008.

The table below provides comparative data for securities sold under agreements to repurchase:

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Average amount outstanding during the year (1)	$1,562,447	$1,554,023	$941,380
Maximum amount outstanding at month-end (2)	1,587,000	1,610,000	1,391,025
Balance, December 31,	1,557,000	1,610,000	1,391,025
Rate at year-end	4.19%	3.95%	3.57%
Weighted average interest rate for the year	4.17%	3.90%	3.72%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were February 2009, December 2008, and December 2007.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advances from the Federal Home Loan Bank. Total advances from the FHLB San Francisco decreased $520.0 million to $929.4 million at December 31, 2009, from $1.45 billion at December 31, 2008. Non-puttable advances totaled $229.4 million with a weighted rate of 4.76% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at December 31, 2009. The FHLB has the right to terminate the puttable transactions at par at each three-month anniversary after the first puttable date. As of December 31, 2009, all puttable FHLB advances were puttable but the FHLB had not exercised its right to terminate any of the puttable transactions.

The following relates to the outstanding advances at December 31, 2009 and 2008:

	2009		2008
Maturity	Amount (In thousands)	Weighted Average Interest Rate	Amount (In thousands)	Weighted Average Interest Rate
Within 90 days	$—	0.00%	$520,000	0.25%
91 days through 365 days	65,000	3.49%	—	—
1 – 2 years	164,362	5.27	65,000	3.49
2 – 4 years	700,000	4.42	864,362	4.58

	$929,362	4.50%	$1,449,362	2.98%

Other borrowings from a financial institution. At December 31, 2009, other borrowings from a financial institution were $7.2 million with a weighted average rate of 0.57%. Other borrowings of $1.3 million will mature in September 2011 and $5.9 million will mature in the fourth quarter of 2011.

Other Liabilities. On November 23, 2004, the Company entered into an agreement with its Chief Executive Officer (“CEO”) pursuant to which the CEO agreed to defer any bonus amounts in excess of $225,000 for the year ended December 31, 2005, until January 1 of the first year following such time as the CEO separates from the Company. Accordingly, an amount equal to $610,000 was deferred in 2004 and was accrued in other liabilities in the consolidated balance sheet. The Company agreed to accrue interest on the deferred portion of the bonus at 7.0% per annum compounded quarterly. The deferred amount will be increased each quarter by the amount of interest computed for that quarter. Beginning on the tenth anniversary of the agreement, the interest rate will equal 275 basis points above the prevailing interest rate on the ten-year Treasury Note. Interest of $58,000 during 2009, $54,000 during 2008, and $51,000 during 2007 was accrued on this deferred bonus. The balance was $866,000 at December 31, 2009, and $808,000 at December 31, 2008.

12. Capital Resources

In September 2009, the Company issued $32.4 million of new common stock consisting of 3,490,000 shares at an average price of $9.28 per share. Net of issuance costs and fees, this issuance added $31.4 million to common stockholders’ equity. On October 13, 2009, the Company issued $81.0 million of new common stock consisting of 8,756,756 shares at an average price of $9.25 per share. Net of issuance costs and fees, this issuance added $76.0 million to common stockholders’ equity. From November 23, 2009, to December 24, 2009, the Company issued $12.6 million of new common stock consisting of 1,623,100 shares at an average price of $7.73 per share. Net of issuance costs and fees, this issuance added $12.0 million to common stockholders’ equity.

The Company has participated in the U.S. Treasury Troubled Asset Relief Program Capital Purchase Program under the Emergency Economic Stabilization Act of 2008. Upon the approval of participation, the U.S. Treasury purchased the Company’s senior preferred stock on December 5, 2008, in the amount of $258.0 million. The senior preferred stock pays cumulative compounding dividends at a rate of 5% per year for the first five

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years, and thereafter at a rate of 9% per year. The shares are non-voting, other than class voting rights on matters that could adversely affect the shares. They are callable at par after three years. Prior to the end of three years, the shares may only be redeemed with the proceeds from one or more qualified equity offerings. In conjunction with the purchase of senior preferred shares, the U.S. Treasury received warrants to purchase 1,846,374 shares of common stock at the exercise price of $20.96 with an aggregate market price equal to $38.7 million, 15% of the senior preferred stock amount that U.S. Treasury invested.

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt has a maturity term of 10 years, is unsecured and bears interest at a rate of LIBOR plus 110 basis points. As of December 31, 2009, $50.0 million was outstanding with a rate of 1.35% under this note compared to $50.0 million at a rate of 2.56% at December 31, 2008. Interest expense on the subordinated debt was $1.0 million in 2009, $2.3 million in 2008, and $3.3 million in 2007. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purpose and is included as a component of long-term debt in the accompanying consolidated balance sheet.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common securities of the trusts by the Bancorp, in Junior Subordinated Notes issued by the Bancorp. Subject to some limitations, payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Capital Securities are guaranteed by the Bancorp to the extent the trusts have funds on hand at such time. The obligations of the Bancorp under the guarantees and the Junior Subordinated Debentures are subordinate and junior in right of payment to all indebtedness of the Bancorp and will be structurally subordinated to all liabilities and obligations of the Bancorp’s subsidiaries. The Bancorp has the right to defer payments of interest on the Junior Subordinated Notes at any time or from time to time for a period of up to twenty consecutive quarterly periods with respect to each deferral period. Under the terms of the Junior Subordinated Notes, the Bancorp may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock if the Bancorp has deferred payment of interest on the Junior Subordinated Notes.

The five special purpose trusts are considered variable interest entities under FIN 46R. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company.

The Junior Subordinated Notes are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes. On March 1, 2005, the Federal Reserve adopted a final rule that retains trust preferred securities in the Tier I capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25% of Tier 1 capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. In the last five years before maturity, the outstanding amount must be excluded from Tier 1 capital and included in Tier 2 capital. Bank holding companies with significant international operations would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier 1 capital elements, net of goodwill. This rule is not expected to have a materially adverse effect on the Company’s capital positions.

Interest expense on the Junior Subordinated Notes was $3.8 million for 2009, $6.7 million for 2008, and $8.0 million for 2007.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the outstanding Junior Subordinated Notes issued by the Company to each trust as of December 31, 2009:

Trust Name	Issuance Date	Principal Balance of Notes	Not Redeemable Until	Stated Maturity	Annualized Coupon Rate	Current Interest Rate	Date of Rate Change	Payable/ Distribution Date
	(Dollars in thousands)
Cathay Capital
Trust I	June 26,	$20,619	June 30,	June 30,	3-month	3.40%	December 30,	March 30
	2003		2008	2033	LIBOR		2009	June 30
					+3.15%			September 30
								December 30
Cathay Statutory
Trust I	September 17,	20,619	September 17,	September 17,	3-month	3.25%	December 17,	March 17
	2003		2008	2033	LIBOR		2009	June 17
					+3.00%			September 17
								December 17
Cathay Capital
Trust II	December 30,	12,887	March 30,	March 30,	3-month	3.15%	December 30,	March 30
	2003		2009	2034	LIBOR		2009	June 30
					+2.90%			September 30
								December 30
Cathay Capital
Trust III	March 28,	46,392	June 15,	June 15,	3-month	1.73%	December 15,	March 15
	2007		2012	2037	LIBOR		2009	June 15
					+1.48%			September 15
								December 15
Cathay Capital
Trust IV	May 31,	20,619	September 6,	September 6,	3-month	1.66%	December 7,	March 7
	2007		2012	2037	LIBOR		2009	June 7
					1.40%			September 7
								December 7

Total Junior Subordinated Notes		$121,136

13. Income Taxes

For the years ended December 31, 2009, 2008, and 2007, the current and deferred amounts of the income tax expense are summarized as follows:

	2009	2008	2007
	(In thousands)
Current:
Federal	$(25,226)	$50,643	$62,507
State	429	19,762	20,118

	$(24,797)	$70,405	$82,625

Deferred:
Federal	(26,367)	(38,741)	(8,834)
State	(10,748)	(12,110)	(2,600)

	$(37,115)	$(50,851)	$(11,434)

Total income tax (benefit)/expense	$(61,912)	$19,554	$71,191

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Net deferred tax assets at December 31, 2009, and at December 31, 2008, are included in other assets in the accompanying consolidated balance sheets and are as follows:

	2009	2008
	(In thousands)
Deferred Tax Assets
Loan loss allowance, due to differences in computation of bad debts	$93,470	$53,735
Write-down on equity securities	3,209	16,964
Stock option compensation expense	14,932	12,760
State tax	2,883	7,111
Non-accrual interest	4,055	2,254
Write-down on other real estate owned	9,692	1,845
Unrealized loss on securities available-for-sale, net	517	—
Other, net	3,957	2,600

Gross deferred tax assets	132,715	97,269

Deferred Tax Liabilities
Core deposit intangibles	(8,677)	(11,493)
Leveraged lease	—	(5,130)
Investment in aircraft financing trust and venture capital partnerships	(18,161)	(15,472)
Unrealized gain on securities available-for-sale, net	—	(16,924)
Dividends on Federal Home Loan Bank common stock	(5,002)	(5,059)
Other, net	(4,613)	(4,397)

Gross deferred tax liabilities	(36,453)	(58,475)
Valuation allowance	(3,037)	(339)

Net deferred tax assets	$93,225	$38,455

Amounts for the current year are based upon estimates and assumptions and could vary from amounts shown on the tax returns as filed.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize all benefits related to these deductible temporary differences except for $3.0 million of state deferred taxes for a portion of the capital losses related to the Company’s former investments in the preferred stock of Fannie Mae and Freddie Mac.

As of December 31, 2009, the Company had income tax receivables of approximately $39.2 million, of which $25.8 million relates to carryback of the Company’s net operating loss to the 2007 tax year and the Company’s low income housing tax credits to the 2008 tax year. These income tax receivables are included in other assets in the accompanying consolidated balance sheets. Other liabilities included current income taxes payable of $11.3 million as of December 31, 2008.

At December 31, 2009, the Company had federal net operating loss carry forwards of approximately $2.7 million which expire through 2022. The Federal net operating loss carry-forwards were acquired in connection

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the Company’s acquisition of United Heritage Bank. Federal and state tax laws related to a change in ownership place limitations on the annual amount of operating loss carryovers that can be utilized to offset post-acquisition operating income based on the value of the acquired bank at the ownership change date.

As previously disclosed, on December 31, 2003, the California Franchise Tax Borard (FTB) announced its intent to list certain transactions that in its view constitute potentially abusive tax shelters. Included in the transactions subject to this listing were transactions utilizing regulated investment companies (RICs) and real estate investment trusts (REITs). While the Company continues to believe that the tax benefits recorded in 2000, 2001, and 2002 with respect to its regulated investment company were appropriate and fully defensible under California law, the Company participated in Option 2 of the Voluntary Compliance Initiative of the FTB, and paid all California taxes and interest on these disputed 2000 through 2002 tax benefits, and at the same time filed a claim for refund for these years while avoiding certain potential penalties. The Company expects to resolve the California tax audits of its 2000 through 2002 tax years without any significant additional accruals. In May 2009, the Company filed amended California tax returns for tax years 2003 through 2007. The Company paid California income tax of $5.4 million and interest of $1.2 million, substantially all of which had previously been recorded as unrecognized tax benefits.

The FASB issued ASC Topic 740, “Accounting for Uncertainty in Income Taxes” which requires that the amount of recognized tax benefit should be the maximum amount which is more-likely-than-not to be realized and that amounts previously recorded that do not meet the requirements of ASC Topic 740 be charged as a cumulative effect adjustment to retained earnings. As of December 31, 2006, the Company reflected a $12.1 million net state tax receivable related to payments it made in April 2004 under the Voluntary Compliance Initiative program for the years 2000, 2001, and 2002, after giving effect to reserves for loss contingencies on the refund claims. The Company has determined that its refund claim related to its regulated investment company is not more-likely-than-not to be realized and consequently charged a total of $8.5 million, comprised of the $7.9 million after tax amount related to its refund claims as well as a $0.6 million after tax amount related to California net operating losses generated in 2001 as a result of its regulated investment company, to the balance of retained earnings as of the January 1, 2007, effective date of ASC Topic 740.

At the January 1, 2007, adoption date of ASC Topic 740, the total amount of the Company’s unrecognized tax benefits was $5.5 million, of which $1.6 million, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During 2007, upon the expiration of applicable statue of limitations, unrecognized tax benefits of $0.8 million were recognized and recorded as a reduction in goodwill and unrecognized tax benefits of $0.2 million were recognized as a reduction in income tax expense. During 2008, the Company accrued $2.0 million in additional tax expense primarily related to net interest deduction claimed in prior years in its California income tax returns. During 2009, the Company accrued $1.0 million for uncertain tax positions, paid $4.8 million of state taxes previously recorded in unrecognized tax benefits and upon the expiration of applicable statute of limitations, recognized $2.7 million tax benefits thru goodwill reduction, and recognized a $1.5 million Federal impact of state taxes payments. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	2009	2008
	(In thousands)
Balance, beginning of year	$7,840	$5,444
Changes based on tax positions related to the current year	1,037	513
Change for tax positions in prior years	—	2,008
Expiration of statute of limitations	(2,764)	—
Federal impact of state payments	1,454	—
Payments	(4,844)	—
Reductions for tax positions of prior years	(130)	(125)

Balance, end of year	$2,593	$7,840

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At January 1, 2007, the adoption date of ASC Topic 740, the total amount of accrued interest and penalties was $1.7 million. In February 2008, the Company withdrew, with the agreement of the California FTB, a claim related to GBC Bancorp’s 2001 California tax return and reversed $0.5 million of accrued penalties with a corresponding decrease in goodwill. For the year ended December 31, 2009, upon the expiration of the statute of limitations, the Company reversed $1.1 million of interest and penalties and credited $0.6 million to income tax expense and $0.5 million to goodwill. During 2009, the Company also paid $0.7 million of accrued interest, net of applicable Federal tax benefit and accrued interest of $0.1 million. The Company had accrued interest and penalties of $0.2 million at December 31, 2009, and $1.9 million at December 31, 2008.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2006 and by the FTB of the State of California back to 2000. The Company is currently under audit by the California FTB for the years 2000 to 2004. During the second quarter of 2007, the Internal Revenue Service completed an examination of the Company’s 2004 and 2005 tax returns and did not propose any adjustments deemed to be material. As the Company is presently under audit by a number of tax authorities, it is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

Income tax expense results in effective tax rates that differ from the statutory Federal income tax rate for the years indicated as follows:

	2009		2008		2007
	(In thousands)
Tax provision at Federal statutory rate	$(45,042)	35.0%	$24,737	35.0%	$69,042	35.0%
State income taxes, net of Federal income tax benefit	(6,175)	4.8	4,634	6.6	11,374	5.8
Interest on obligations of state and political subdivisions, which are exempt from Federal taxation	(267)	0.2	(427)	(0.6)	(695)	(0.4)
Low income housing tax credit	(10,575)	8.2	(9,535)	(13.5)	(8,017)	(4.1)
Other, net	147	(0.1)	145	0.2	(513)	(0.2)

Total income tax (benefit)/expense	$(61,912)	48.1%	$19,554	27.7%	$71,191	36.1%

14. Stockholders’ Equity and Earnings per Share

As a bank holding company, the Bancorp’s ability to pay dividends will depend upon the dividends it receives from the Bank and on the income it may generate from any other activities in which it may engage, either directly or through other subsidiaries.

Under California banking law, the Bank may not, without regulatory approval, pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. The amount of retained earnings available for cash dividends to the Bancorp immediately after December 31, 2009, is restricted to approximately $39.4 million under this regulation.

During 2003, the Bank formed Cathay Real Estate Investment Trust (“Trust”) to provide the Bank flexibility in raising capital. In 2003 and 2004, the Trust sold to accredited investors $8.6 million of its 7.0% Series A Non-Cumulative preferred stock which pays dividends, if declared, at the end of each quarter. This preferred stock qualifies as Tier 1 capital under current regulatory guidelines. Dividends of $611,000 in 2009, dividends of $603,000 in 2008, and dividends of $602,000 in 2007 were paid. For the years ended and as of December 31, 2009, December 31, 2008, and December 31, 2007, the net income and assets of the Trust were eliminated in consolidation.

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

Pursuant to the U.S. Treasury Troubled Asset Relief Program Capital Purchase Program under the Emergency Economic Stabilization Act of 2008, on December 5, 2008, the U.S. Treasury purchased 258,000 shares of the Company’s Series B preferred stock in the amount of $258.0 million. The Series B preferred stock pays cumulative compounding dividends at a rate of 5% per year for the first five years, and thereafter at a rate of 9% per year. In conjunction with the purchase of senior preferred shares, the U.S. Treasury received warrants to purchase 1,846,374 shares of common stock at the exercise price of $20.96 per share with an aggregate market price equal to $38.7 million, or 15%, of the senior preferred stock amount that the U.S. Treasury invested. The exercise price of $20.96 on warrants was calculated based on the average of closing prices of the Company’s common stock on the 20 trading days ending on the last trading day prior to November 17, 2008, the date that the Company received the preliminary approval of the purchase from the U.S. Treasury.

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	Year Ended December 31,
	2009			2008			2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except shares and per share data)
Net (loss)/income	$(67,390)			$50,521			$125,469
Dividends on preferred stock	(16,338)			(1,140)			—

Basic EPS (loss)/income	$(83,728)	52,629,159	$(1.59)	$49,381	49,414,824	$1.00	$125,469	50,418,303	$2.49
Effect of dilutive stock options		—			114,969			557,146

Diluted EPS (loss)/income	$(83,728)	52,629,159	$(1.59)	$49,381	49,529,793	$1.00	$125,469	50,975,449	$2.46

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All options to purchase an additional 5.2 million shares, restricted stock units to purchase an additional 61,000 shares, and warrants to purchase an additional 1.8 million shares at December 31, 2009, were excluded from computation of diluted per-share amounts due to the net loss from operations for 2009. Options to purchase an additional 4.5 million shares and warrants to purchase an additional 883,000 shares at December 31, 2008, and options to purchase an additional 2.0 million shares at December 31, 2007, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

Financial instruments whose contract amounts represent the amount of credit risk include the following:

	2009	2008
	(In thousands)
Commitments to extend credit	$1,591,019	$2,047,985
Standby letters of credit	61,488	79,423
Commercial letters of credit	49,257	66,220
Bill of lading guarantees	300	493

Total	$1,702,064	$2,194,121

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

As of December 31, 2009, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, commitments to extend credit of $1.6 billion include commitments to fund fixed rate loans of $83.2 million and adjustable rate loans of $1.5 billion.

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

Leases. The Company is obligated under a number of operating leases for premises and equipment with terms ranging from one to 50 years, many of which provide for periodic adjustment of rentals based on changes in various economic indicators. Rental expense was $6.9 million for 2009, $7.8 million for 2008, and $7.6 million for 2007. The following table shows future minimum payments under operating leases with terms in excess of one year as of December 31, 2009.

Year Ending December 31,	Commitments
(In thousands)
2010	$5,795
2011	4,867
2012	4,181
2013	3,423
2014	2,278
Thereafter	1,517

Total minimum lease payments	$22,061

Rental income was $0.3 million for 2009, $0.5 million for 2008, and $0.9 million for 2007. The following table shows future rental payments to be received under operating leases with terms in excess of one year as of December 31, 2009:

Year Ending December 31,	Commitments
(In thousands)
2010	$121
2011	88
2012	91
2013	93
2014	45
Thereafter	—

Total minimum lease payments to be received	$438

16. Financial Derivatives

It is the policy of the Company not to speculate on the future direction of interest rates. However, the Company enters into financial derivatives in order to seek mitigation of exposure to interest rate risks related to its interest-earning assets and interest-bearing liabilities. Management believes that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in the Company’s assets or liabilities and against risk in specific transactions. In such instances, the Company may protect its position through the purchase or sale of interest rate futures contracts for a specific cash or interest rate risk position. Other hedge transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges will require an assessment of basis risk and must be approved by the Bank’s Investment Committee.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company follows ASC Topic 815 which established accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the Company’s consolidated balance sheets and measurement of those financial derivatives at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge.

As of December 31, 2009, we had five interest rate swap agreements outstanding with two major financial institutions in the notional amount of $300.0 million for a period of three years. These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities. At December 31, 2009, the Company paid fixed rate at weighted average rate of 1.95% and received floating 3-month Libor rate at weighted average rate of 0.26%. The net amount accrued on these interest rate swaps of $2.4 million for 2009 was recorded to reduce other non-interest income. At December 31, 2009, the Company recorded $694,000 within other liabilities to recognize the negative fair value of these interest rate swaps.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates, for foreign currency certificates of deposit, foreign exchange contracts or foreign currency option contracts entered into with its clients. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign currency certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in operations as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At December 31, 2009, the notional amount of option contracts totaled $4.7 million with a net positive fair value of $10,000. Spot and forward contracts in the total notional amount of $60.7 million had positive fair value, in the amount of $3.6 million, at December 31, 2009. Spot and forward contracts in the total notional amount of $60.8 million had a negative fair value, in the amount of $967,000, at December 31, 2009. At December 31, 2008, the notional amount of option contracts totaled $2.4 million with a net positive fair value of $5,000. At December 31, 2008, spot and forward contracts in the total notional amount of $35.4 million had a positive fair value, in the amount of $1.1 million. At December 31, 2008, spot and forward contracts in the total notional amount of $74.1 million had a negative fair value, in the amount of $9.2 million.

17. Fair Value Measurements

The Company adopted ASC Topic 820 on January 1, 2008, and determined the fair values of our financial instruments based on the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Observable prices in active markets for similar assets or liabilities; prices for identical or similar assets or liabilities in markets that are not active; directly observable market inputs for substantially the full term of the asset and liability; market inputs that are not directly observable but are derived from or corroborated by observable market data.

•	Level 3 — Unobservable inputs based on the Company’s own judgments about the assumptions that a market participant would use.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Impaired Loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on either the current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value reported on old appraisals which are then adjusted based on recent market trends, a Level 3 measurement.

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

The valuation techniques for the assets and liabilities valued on a nonrecurring basis are as follows:

Loans Held for Investment. The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on either current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value reported on old appraisals which are then adjusted based on recent market trends, a Level 3 measurement.

Loans Held-for-sale. The Company records loans held-for-sale at fair value based on quoted prices from third party sale analysis, existing sale agreement or appraisal report adjusted by sales commission assumption, a Level 3 measurement.

Goodwill. The Company completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment. Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill. The implied fair value of goodwill is computed by assuming all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill. This adjusted goodwill balance is the implied fair value used in step two. An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value. In connection with obtaining the independent valuation, management provided certain data and information that was utilized by the third party in its determination of fair value, including earnings forecast at the reporting unit level for the next four years. Other key assumptions include terminal values based on future growth rates and discount rates for valuing the cash flows, which have inputs for the risk-free rate, market risk premium and adjustments to reflect inherent risk and required market returns. Because of the significance of unobservable inputs in the valuation of goodwill impairment, goodwill subjected to nonrecurring fair value adjustments is classified as Level 3.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Core Deposit Intangibles. Core deposit intangibles is initially recorded at fair value based on a valuation of the core deposits acquired and is amortized over its estimated useful life to its residual value in proportion to the economic benefits consumed. The Company assesses the recoverability of this intangible asset on a nonrecurring basis using the core deposits remaining at the assessment date and the fair value of cash flows expected to be generated from the core deposits.

Other Real Estate Owned. Real estate acquired in the settlement of loans is initially recorded at fair value, less estimated costs to sell. The Company records other real estate owned at fair value on a non-recurring basis. However, from time to time, nonrecurring fair value adjustments to other real estate owned are recorded based on the current appraised value of the property, a Level 2 measurement, or management’s judgment and estimation based on the reported appraisal value, a Level 3 measurement.

Investments in Venture Capital. The Company periodically reviews for OTTI on a nonrecurring basis. Investments in venture capital were written down to their fair value based on available financial reports from venture capital partnerships and management’s judgment and estimation, a Level 3 measurement.

Equity Investments. The Company records equity investments at fair value on a nonrecurring basis. However, from time to time, nonrecurring fair value adjustments to equity investments are recorded based on quoted market prices in active exchange market at the reporting date, a Level 1 measurement.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at December 31, 2009:

	Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury entities	$13,748	$—	$—	$13,748
U.S. government sponsored entities	—	871,344	—	871,344
State and municipal securities	—	12,823	—	12,823
Mortgage-backed securities	—	1,942,176	—	1,942,176
Collateralized mortgage obligations	—	47,789	—	47,789
Asset-backed securities	—	249	—	249
Corporate bonds	—	9,757	—	9,757
Preferred stock of government sponsored entities	—	1,272	—	1,272
Other foreign securities	—	14,891	—	14,891
Other equity securities	1,050	—	—	1,050

Total securities available-for-sale	14,798	2,900,301	—	2,915,099
Trading securities	18	—	—	18
Warrants	—	—	50	50
Option contracts	—	18	—	18
Foreign exchange contracts	—	3,565	—	3,565

Total assets	$14,816	$2,903,884	$50	$2,918,750

Liabilities
Interest rate swaps	$—	$694	$—	$694
Option contracts	—	8	—	8
Foreign exchange contracts	—	967	—	967

Total liabilities	$—	$1,669	$—	$1,669

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at December 31, 2009, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at December 31, 2009:

	As of December 31, 2009				Total Losses
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2009	December 31, 2008
	(In thousands)
Assets
Impaired loans	$—	$109,993	$26,401	$136,394	$91,009	$27,215
Loans held-for-sale	—	—	54,826	54,826	19,252	—
Other real estate owned (1)	—	62,602	13,206	75,808	28,216	3,604
Investments in venture capital	—	—	8,147	8,147	1,794	11
Equity investments	826	—	—	826	—	1,042

Total assets	$826	$172,595	$102,580	$276,001	$140,271	$31,872

(1)	Other real estate owned balance of $71.0 million in the consolidated balance sheet is net of estimated disposal costs.

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $50,000 at December 31, 2009, compared to $122,000 at December 31, 2008. The fair value adjustment of $72,000 was included in other operating income in 2009.

18. Fair Value of Financial Instruments

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

Loans Held-for-sale. The Company records loans held-for-sale at fair value based on quoted price from third party sources, or appraisal reports adjusted by sales commission assumption.

Loans. Fair values were estimated for portfolios of loans with similar financial characteristics. Each loan category was further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of performing loans was calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.

The fair value of impaired loans was calculated based on the market price of the most recent sale or quoted price from loans-held-for-sale.

Deposit Liabilities. The fair value of demand deposits, savings accounts, and certain money market deposits was assumed to be the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit was estimated using the rates currently offered for deposits with similar remaining maturities.

Securities Sold under Agreements to Repurchase. The fair value of repurchase agreements is based on dealer quotes.

Advances from Federal Home Loan Bank. The fair value of the advances is based on quotes from the FHLB to settle the advances.

Other Borrowings. This category includes federal funds purchased, revolving line of credit, and other short-term borrowings. The fair value of other borrowings is based on current market rates for borrowings with similar remaining maturities.

Long-term debt. The fair value of long-term debt is estimated based on the current spreads to LIBOR for long-term debt.

Currency Option Contracts and Foreign Exchange Contracts. The Company measures the fair value of currency option and foreign exchange contracts based on dealer quotes.

Interest Rate Swaps. Fair value of interest rate swaps was derived from observable market prices for similar assets.

Off-Balance-Sheet Financial Instruments. The fair value of commitments to extend credit, standby letters of credit, and financial guarantees written were estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. The fair value of guarantees and letters of credit was based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date.

Fair value was estimated in accordance with ASC Topic 825, formerly SFAS 107. Fair value estimates were made at specific points in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates were subjective in nature and involved uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

	As of December 31, 2009		As of December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$100,124	$100,124	$84,818	$84,818
Short-term investments	254,726	254,726	25,000	25,000
Securities purchased under agreements to resell	—	—	201,000	198,435
Securities held-to-maturity	635,015	628,908	—	—
Securities available-for-sale	2,915,099	2,915,099	3,083,817	3,083,817
Trading securities	18	18	12	12
Loans held-for-sale	54,826	54,826	—	—
Loans, net	6,678,914	6,528,170	7,340,181	7,348,316
Investment in Federal Home Loan Bank stock	71,791	71,791	71,791	71,791
Option contracts	4,671	18	2,439	5
Foreign exchange contracts	60,725	3,565	15,991	1,122
Financial Liabilities
Deposits	7,505,040	7,520,604	6,836,736	6,861,412
Federal funds purchased	—	—	52,000	52,000
Securities sold under agreement to repurchase	1,557,000	1,695,130	1,610,000	1,785,725
Advances from Federal Home Loan Bank	929,362	993,243	1,449,362	1,523,718
Other borrowings	26,532	26,410	19,500	19,500
Long-term debt	171,136	92,553	171,136	91,496
Option contracts	8	8	—	—
Interest rate swaps	300,000	694	—	—
Foreign exchange contracts	60,846	967	103,187	9,235

	As of December 31, 2009		As of December 31, 2008
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,591,019	$(621)	$2,047,985	$(3,089)
Standby letters of credit	61,488	(200)	79,423	(417)
Other letters of credit	49,257	(22)	66,220	(38)
Bill of lading guarantees	300	(1)	493	(2)

19. Employee Benefit Plans

Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Bancorp for the benefit of eligible employees. Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations. The Company also pays for the administration of this plan and of the trust. The Company has not made contributions to the trust since 2004 and does not expect to make any contributions in the future. Effective June 17, 2004, the ESOP was amended to provide the participants the election either to reinvest the dividends on the Company stock allocated to their accounts or to have these dividends distributed to the participant. The ESOP trust purchased 22,515 shares in

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009, 36,428 shares in 2008, and 20,594 shares in 2007, of the Bancorp’s common stock at an aggregate cost of $0.3 million in 2009, $0.6 million in 2008 and $0.6 million in 2007. All purchases from 2007 to 2009 were through the Dividend Reinvestment Plan. The distribution of benefits to participants totaled 89,968 shares in 2009, 55,235 shares in 2008, and 197,231 shares in 2007. As of December 31, 2009, the ESOP owned 1,548,442 shares, or 2.4%, of the Company’s outstanding common stock.

401(k) Plan. In 1997, the Board approved the Company’s 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed three months of service and have attained the age of 21 are eligible to participate. Enrollment dates are on January 1st, April 1st, July 1st, and October 1st of each year. Participants may contribute up to 75% of their eligible compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. Prior to April 1, 2009, the Company matched 100% on the first 5% of eligible compensation contributed per pay period by the participant, after one year of service. The vesting schedule for the matching contribution is 0% for less than two years of service, 25% after two years of service and from then on, at an increment of 25% each year until 100% is vested after five years of service. In February 2009, the Board revised and reduced the contribution match for the Company’s 401(k) Profit Sharing Plan. Effective on April 1, 2009, the Company matches 100% on the first 2.5% of eligible compensation contributed per pay period by the participant, after one year of service. The Company’s contribution amounted to $1.1 million in 2009, $1.8 million in 2008, and $1.6 million in 2007. The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations. Participants may also borrow up to 50% of the vested amount, with a maximum of $50,000. The minimum loan amount is $1,000.

20. Equity Incentive Plans

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis. In May 2005, the stockholders of the Company approved the 2005 Incentive Plan which provides that 3,131,854 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, or as restricted stock, or as restricted stock units. In conjunction with the approval of the 2005 Incentive Plan, the Bancorp agreed to cease granting awards under the Equity Incentive Plan. As of December 31, 2009, the only options granted by the Company under the 2005 Incentive Plan were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except options granted to the Chief Executive Officer of the Company for 100,000 shares granted on February 21, 2008, of which 50% were vested on February 21, 2009, and the remaining 50% were vested on February 21, 2010. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. Stock options are typically granted in the first quarter of the year. There were no options granted in 2009. On February 21, 2008, the Company granted options to purchase 689,200 shares and restricted stock units covering 82,291 shares to selected bank officers and non-employee directors. The Company expects to issue new shares to satisfy stock option exercises and the vesting of restricted stock units.

Cash received from exercises of stock options totaled $13,000 for 1,280 shares in 2009 and $373,000 for 20,906 shares in 2008. The fair value of stock options vested in 2009 was $5.7 million compared to $7.3 million in 2008. Aggregate intrinsic value for options exercised was $8,000 in 2009 and $136,000 in 2008.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity for 2009, 2008, and 2007 follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2006	4,783,027	$28.09	7.0	$34,011

Granted	—	—
Exercised	(136,348)	16.34
Forfeited	(72,399)	33.43

Balance, December 31, 2007	4,574,280	$28.36	6.1	$24,487

Granted	689,200	23.37
Exercised	(20,906)	17.80
Forfeited	(36,200)	31.97

Balance, December 31, 2008	5,206,374	$27.72	5.6	$6,220

Granted	—	—
Exercised	(1,280)	10.63
Forfeited	(35,441)	29.58

Balance, December 31, 2009	5,169,653	$27.71	4.6	$—

Exercisable, December 31, 2009	4,235,825	$27.35	4.0	$—

At December 31, 2009, 1,610,915 shares were available under the 2005 Incentive Plan for future grants. The following table shows stock options outstanding and exercisable as of December 31, 2009, the corresponding exercise prices, and the weighted-average contractual life remaining:

	Outstanding
Exercise Price	Shares	Weighted-Average Remaining Contractual Life (in Years)	Exercisable Shares
$10.63	91,556	0.1	91,556
11.06	10,240	0.0	10,240
11.34	10,240	3.0	10,240
15.05	129,328	1.1	129,328
16.28	154,376	2.1	154,376
17.29	10,240	2.0	10,240
19.93	336,164	3.1	336,164
21.09	10,240	1.0	10,240
22.01	406,674	1.1	406,674
23.37	680,545	8.2	166,109
24.80	884,056	3.9	884,056
28.70	514,000	4.1	514,000
32.26	40,000	4.5	40,000
32.47	245,060	5.2	245,060
33.54	264,694	5.4	264,694
37.00	637,520	5.1	510,016
38.38	15,000	4.8	15,000
36.90	303,490	6.1	182,094
36.24	414,230	6.1	248,538
38.26	12,000	6.3	7,200

	5,169,653	4.6	4,235,825

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

Effective March 22, 2005, Mr. Cheng agreed to cancel the options as to the 391,730 excess shares, and to waive all rights that he has to purchase such excess shares upon exercise of the option. Also, on March 22, 2005, the Executive Compensation Committee approved granting to Mr. Cheng an option to purchase a total of 245,060 shares of common stock of the Company at an exercise price equal to the closing market price of the common stock on the NASDAQ National Market on that date, of which 30% vested immediately, 10% vested on November 20, 2005, and an additional 20% vested on November 20, 2006, 2007, and 2008, respectively. On May 12, 2005, the Executive Compensation Committee approved granting Mr. Cheng an option under the 2005 Incentive Plan to purchase a total of 264,694 shares of common stock of the Company at an exercise price equal to the closing market price of the common stock on the NASDAQ National Market on that date of which 40% vested on November 20, 2005, and an additional 20% vested on November 20, 2006, 2007, and 2008, respectively.

On February 21, 2008, the Company granted Mr. Cheng an option to purchase 100,000 shares, of which 50% vested on February 21, 2009, and the remaining 50% vested on February 21, 2010.

In addition to stock options above, in February 2008, the Company also granted restricted stock units on 82,291 shares of the Company’s common stock to its eligible employees. On the date of granting of these restricted stock units, the closing price of the Company’s common stock was $23.37 per share. Such restricted stock units have a maximum term of five years and vest in approximately 20% annual increments subject to continued employment with the Company. On February 21, 2009, restricted stock units of 15,828 shares were vested at the closing price of $8.94 per share. Among the 15,828 restricted stock units, 2,865 shares were cancelled immediately for employees who elected to satisfy income tax withholding amounts through cancellation of shares and 12,963 were issued on February 21, 2009. On February 21, 2010, additional restricted stock units of 15,006 shares were vested and issued at the closing price of $9.64 per share. The following table presents information relating to the restricted stock unit grant as of December 31, 2009:

Units
Balance at December 31, 2007	—
Granted	82,291
Cancelled or forfeited	(2,754)

Balance at December 31, 2008	79,537

Vested	(12,963)
Cancelled or forfeited	(6,553)

Balance at December 31, 2009	60,021

The compensation expense recorded related to the restricted stock units above was $327,000 in 2009 and $272,000 in 2008. Unrecognized stock-based compensation expense related to restricted stock units was $1.0 million at December 31, 2009, and is expected to be recognized over the next 3.1 years.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the tax benefit from options exercised:

	2009	2008	2007
	(In thousands)
(Short-fall)/benefit of tax deductions in excess of grant-date fair value	$(196)	$(247)	$791
Benefit of tax deductions on grant-date fair value	198	304	103

Total benefit of tax deductions	$2	$57	$894

21. Condensed Financial Information of Cathay General Bancorp

The condensed financial information of the Bancorp as of December 31, 2009, and December 31, 2008, and for the years ended December 31, 2009, 2008, and 2007 is as follows:

Balance Sheets

	Year Ended December 31,
	2009	2008
	(In thousands, except share and per share data)
Assets
Cash	$448	$260
Short-term certificates of deposit	24,500	39,300
Investment in bank subsidiaries	1,386,729	1,363,387
Investment in non-bank subsidiaries	2,932	3,158
Other assets	12,944	11,034

Total assets	$1,427,553	$1,417,139

Liabilities
Junior subordinated debt	$121,136	$121,136
Other liabilities	2,173	3,116

Total liabilities	123,309	124,252

Commitments and contigencies	—	—

Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, 258,000 issued and outstanding at December 31, 2009, and December 31, 2008	243,967	240,554
Common stock, $0.01 par value, 100,000,000 shares authorized, 67,667,155 issued and 63,459,590 outstanding at December 31, 2009 and 53,715,815 issued and 49,508,250 outstanding at December 31, 2008	677	537
Additional paid-in-capital	634,623	508,613
Accumulated other comprehensive income (loss), net	(875)	23,327
Retained earnings	551,588	645,592
Treasury stock, at cost (4,207,565 shares at December 31, 2009 and at December 31, 2008)	(125,736)	(125,736)

Total stockholders’ equity	1,304,244	1,292,887

Total liabilities and stockholders’ equity	$1,427,553	$1,417,139

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Operations

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Cash dividends from Cathay Bank	$—	$26,727	$58,500
Cash dividends from GBC Venture Capital	—	—	1,400
Interest income	29	26	76
Interest expense	3,817	6,746	8,166
Non-interest income	(1,659)	(1,003)	(1,024)
Non-interest expense	3,581	937	1,134

(Loss)/income before income tax benefit	(9,028)	18,067	49,652
Income tax benefit	(3,796)	(3,641)	(4,309)

(Loss)/income before undistributed earnings of subsidiaries	(5,232)	21,708	53,961
Undistributed (loss)/earnings of subsidiaries	(62,158)	28,813	71,508

Net (loss)/income	$(67,390)	$50,521	$125,469

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from Operating Activities
Net (loss)/income	$(67,390)	$50,521	$125,469
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss/(earnings) of subsidiaries	62,158	(28,813)	(71,509)
(Decrease)/Increase in accrued expense	(80)	29	60
Write-downs on venture capital and other investments	2,246	1,356	933
Loss in fair value of warrants	41	21	78
Excess tax short-fall/(benefits) from stock options	196	247	(791)
Increase in other assets	(332)	(1,169)	(536)
(Decrease)/increase in other liabilities	(1,773)	(5,179)	6,861

Net cash provided by operating activities	(4,934)	17,013	60,565

Cash flows from Investment Activities
Additional investment in subsidiary	(103,874)	(219,300)	—
(Decrease)/increase in short-term investment	14,800	(39,300)	—
Increase in available-for-sale securities	(2,846)	—	—
Exercise of warrants to acquire common stock	—	(62)	—
Proceeds from sale of common stock acquired from exercise of warrants	—	16	—
Equity investment	(897)	—	—
Acquisitions, net of cash acquired	—	—	(9,709)

Net cash used in investment activities	(92,817)	(258,646)	(9,709)

Cash flows from Financing Activities
Repayment of short term borrowing	—	—	(10,000)
Issuance of Series B Preferred Stock	(25)	240,554	—
Issuance of Common Stock Warrant	—	17,673	—
Issuance of junior subordinated debt	—	—	65,000
Cash dividends	(22,460)	(20,977)	(20,525)
Issuance of common stock	119,447	—	—
Proceeds from shares issued under the Dividend Reinvestment Plan	1,160	2,551	2,445
Proceeds from exercise of stock options	13	373	2,228
Excess tax (short-fall)/benefits from share-based payment arrangements	(196)	(247)	791
Purchase of treasury stock	—	—	(92,425)

Net cash used in financing activities	97,939	239,927	(52,486)

Decrease in cash and cash equivalents	188	(1,706)	(1,630)
Cash and cash equivalents, beginning of year	260	1,966	3,596

Cash and cash equivalents, end of year	$448	$260	$1,966

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Dividend Reinvestment Plan

The Company has a Dividend Reinvestment Plan which allows for participants’ reinvestment of cash dividends and certain optional additional investments in the Company’s common stock. Shares issued under the plan and the consideration received were 87,241 shares for $1.2 million in 2009, 151,157 shares for $2.6 million in 2008, and 78,087 shares for $2.4 million in 2007.

23. Regulatory Matters

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

The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A well capitalized institution must have a Tier 1 capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 5%. At December 31, 2009 and 2008, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification which management believes have changed the well capitalized category of the Bank.

The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2009, and December 31, 2008, are presented in the tables below:

	As of December 31, 2009				As of December 31, 2008
	Company		Bank		Company		Bank
	Balance	Percentage	Balance	Percentage	Balance	Percentage	Balance	Percentage
	(Dollars in thousands)
Tier I Capital (to risk-weighted assets)	$1,101,050	13.55%	$1,066,570	13.15%	$1,058,751	12.12%	$1,012,164	11.60%
Tier I Capital minimum requirement	324,937	4.00	324,502	4.00	349,462	4.00	349,053	4.00

Excess	$776,113	9.55%	$742,068	9.15%	$709,289	8.12%	$663,111	7.60%

Total Capital (to risk-weighted assets)	$1,253,701	15.43%	$1,219,405	15.03%	$1,217,795	13.94%	$1,171,494	13.42%
Total Capital minimum requirement	649,874	8.00	649,003	8.00	698,924	8.00	698,105	8.00

Excess	$603,827	7.43%	$570,402	7.03%	$518,871	5.94%	$473,389	5.42%

Tier I Capital (to average assets) Leverage ratio	$1,101,050	9.64%	$1,066,570	9.35%	$1,058,751	9.79%	$1,012,164	9.38%
Minimum leverage requirement	457,059	4.00	456,470	4.00	432,453	4.00	431,840	4.00

Excess	$643,991	5.64%	$610,100	5.35%	$626,298	5.79%	$580,324	5.38%

Total average assets (1)	$11,426,468		$11,411,750		$10,811,335		$10,796,005
Risk-weighted assets	$8,123,420		$8,112,538		$8,736,555		$8,726,316

(1)	Average assets represent average balances for the fourth quarter of each year presented.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 17, 2009, the Bancorp entered into a memorandum of understanding with the Federal Reserve Bank of San Francisco (FRB SF) under which it agreed that it will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. Under the memorandum, the Bancorp agreed to submit to the FRB SF for review and approval a plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank, a dividend policy for the Bancorp, a plan to improve management of the Company’s liquidity position and funds management practices, and a liquidity policy and contingency funding plan for the Bancorp. As part of the compliance with the memorandum, on January 22, 2010, the Bancorp submitted to the FRB SF a Three-Year Capital and Strategic Plan that updates a previously submitted plan and establishes, among other things, targets for our Tier 1 risk-based capital ratio, total risk-based capital ratio, Tier 1 leverage capital ratio and tangible common risk-based ratio, each of which, where applicable, are above the minimum requirements for a well-capitalized institution. In addition, the Bancorp agreed to notify the FRB SF prior to effecting certain changes to its senior executive officers and board of directors and it is limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments. The Bancorp also agreed in the memorandum that it will not, without the prior written approval of the FRB SF, directly or indirectly, (i) incur, renew, increase or guaranty any debt, (ii) issue any trust preferred securities, or (iii) purchase, redeem, or otherwise acquire any of its stock.

On March 1, 2010, the Bank entered into a memorandum of understanding with the Department of Financial Institutions (DFI) and the FDIC pursuant to which it is required to develop and implement, within specified time periods, plans satisfactory to the DFI and the FDIC to reduce commercial real estate concentrations, to enhance and to improve the quality of the stress testing of the Bank’s loan portfolio, and to revise its loan policy in connection therewith; to develop and adopt a strategic plan addressing improved profitability and capital ratios and to reduce the Bank’s overall risk profile; to develop and adopt a capital plan; to develop and implement a plan to improve asset quality, including the methodology for calculating the loss reserve allocation and evaluating its adequacy; and to develop and implement a plan to reduce dependence on wholesale funding. In addition, management is required to report progress to the DFI and FDIC on a quarterly basis. The Bank is also subject to a restriction on dividends from the Bank to the Bancorp, is required to maintain adequate allowance for loan and lease losses, and is subject to restrictions on any new branches and business lines without prior approval. The Bank is currently required to notify the FDIC prior to effecting certain changes to its senior executive officers and board of directors and is limited and/or prohibited, in certain circumstances, in its ability to enter into contracts to pay and to make golden parachute severance and indemnification payments; the Bank expects to be required to retain management and directors acceptable to the DFI and the FDIC. Following discussions with regulators, the Board has resolved to establish a Compliance Committee to, among other things, review the Company’s management and governance and consider making recommendations for improvement.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24. Quarterly Results of Operations (Unaudited)

The following table sets forth selected unaudited quarterly financial data:

	Summary of Operations
	2009				2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$130,038	$131,647	$129,252	$137,794	$145,467	$146,122	$144,062	$154,300
Interest expense	56,283	59,132	63,255	67,369	71,225	72,521	71,948	79,110

Net interest income	73,755	72,515	65,997	70,425	74,242	73,601	72,114	75,190
Provision for credit losses	91,000	76,000	93,000	47,000	62,900	15,800	20,500	7,500

Net-interest (loss)/income after provision for loan losses	(17,245)	(3,485)	(27,003)	23,425	11,342	57,801	51,614	67,690
Non-interest income/(loss)	8,272	10,287	32,434	27,661	11,577	(8,369)	9,175	6,524
Non-interest expense	52,701	38,807	54,006	37,523	36,247	35,020	33,604	31,805

(Loss)/income before income tax expense	(61,674)	(32,005)	(48,575)	13,563	(13,328)	14,412	27,185	42,409
Income tax (benefit)/expense	(26,550)	(14,482)	(24,055)	3,175	(10,579)	7,370	7,804	14,959
Net (loss)/income	(35,124)	(17,523)	(24,520)	10,388	(2,749)	7,042	19,381	27,450

Less: net income attributable to noncontrolling interest	(154)	(156)	(150)	(151)	(151)	(151)	(150)	(151)

Net (loss)/income attributable to Cathay General Bancorp	(35,278)	(17,679)	(24,670)	10,237	(2,900)	6,891	19,231	27,299

Dividends on preferred stock	(4,089)	(4,086)	(4,083)	(4,080)	(1,140)	—

Net (loss)/income available to common stockholders	(39,367)	(21,765)	(28,753)	6,157	(4,040)	6,891	19,231	27,299

Basic net (loss)/income attributable to common stockholders per common share	$(0.64)	$(0.43)	$(0.58)	$0.12	$(0.08)	$0.14	$0.39	$0.55
Diluted net (loss)/income attributable to common stockholders per common share	$(0.64)	$(0.43)	$(0.58)	$0.12	$(0.08)	$0.14	$0.39	$0.55

25. Subsequent Events

On February 1, 2010, the Company sold $132.3 million of new common stock consisting of 15,028,409 shares at an average price of $8.80 per share. Net of issuance costs and fees, this issuance added $125.2 million to common stockholders’ equity.