Form 10-Q
period 2010-03-31
CATHAY GENERAL BANCORP
filed 2010-05-07
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Common stock, $.01 par value, 78,512,698 shares outstanding as of April 30, 2010.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

1ST QUARTER 2010 REPORT ON FORM 10-Q

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

These and other factors are further described in Cathay General Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009 (Item 1A in particular), other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings it makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak to the date of this report. Cathay General Bancorp has no intention and undertakes no obligation to update any forward-looking statement or to publicly announce any revision of any forward-looking statement to reflect future developments or events, except as required by law.

Cathay General Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3286.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$64,926	$100,124
Short-term investments and interest bearing deposits	327,773	254,726
Securities held-to-maturity (market value of $634,374 in 2010 $628,908 in 2009)	635,208	635,015
Securities available-for-sale (amortized cost of $3,209,907 in 2010 and $2,916,491 in 2009)	3,222,407	2,915,099
Trading securities	13,004	18
Loans held for sale	20,944	54,826
Loans	6,852,549	6,899,142
Less: Allowance for loan losses	(233,120)	(211,889)
Unamortized deferred loan fees	(8,017)	(8,339)

Loans, net	6,611,412	6,678,914
Federal Home Loan Bank stock	71,791	71,791
Other real estate owned, net	111,858	71,014
Investments in affordable housing partnerships, net	94,481	95,853
Premises and equipment, net	107,972	108,635
Customers’ liability on acceptances	19,637	26,554
Accrued interest receivable	33,961	35,982
Goodwill	316,340	316,340
Other intangible assets	21,573	23,157
Other assets	197,211	200,184

Total assets	$11,870,498	$11,588,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$854,654	$864,551
Interest-bearing accounts:
NOW accounts	360,466	337,304
Money market accounts	901,050	943,164
Saving accounts	354,717	347,724
Time deposits under $100,000	1,693,753	1,529,954
Time deposits of $100,000 or more	3,581,638	3,482,343

Total deposits	7,746,278	7,505,040

Securities sold under agreements to repurchase	1,559,000	1,557,000
Advances from the Federal Home Loan Bank	864,362	929,362
Other borrowings from financial institutions	13,351	7,212
Other borrowings for affordable housing investments	19,276	19,320
Long-term debt	171,136	171,136
Acceptances outstanding	19,637	26,554
Other liabilities	60,359	59,864

Total liabilities	10,453,399	10,275,488

Commitments and contigencies	—	—

Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, 258,000 issued and outstanding in 2010 and in 2009	244,834	243,967
Common stock, $0.01 par value; 100,000,000 shares authorized, 82,719,439 issued and 78,511,874 outstanding at March 31, 2010 and 67,667,155 issued and 63,459,590 outstanding at December 31, 2009	827	677
Additional paid-in-capital	760,530	634,623
Accumulated other comprehensive income/(loss), net	7,174	(875)
Retained earnings	520,970	551,588
Treasury stock, at cost (4,207,565 shares at March 31, 2010 and at December 31, 2009)	(125,736)	(125,736)

Total Cathay General Bancorp stockholders’ equity	1,408,599	1,304,244
Noncontrolling Interest	8,500	8,500

Total equity	1,417,099	1,312,744

Total liabilities and equity	$11,870,498	$11,588,232

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	Three months ended March 31,
	2010	2009
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable, including loan fees	$95,739	$103,994
Investment securities- taxable	30,288	32,194
Investment securities- nontaxable	77	246
Federal Home Loan Bank stock	48	—
Federal funds sold and securities purchased under agreements to resell	—	1,302
Deposits with banks	317	58

Total interest and dividend income	126,469	137,794

INTEREST EXPENSE
Time deposits of $100,000 or more	15,383	23,237
Other deposits	9,101	16,115
Securities sold under agreements to repurchase	16,312	15,936
Advances from Federal Home Loan Bank	10,039	10,565
Long-term debt	913	1,505
Short-term borrowings	—	11

Total interest expense	51,748	67,369

Net interest income before provision for credit losses	74,721	70,425
Provision for credit losses	84,000	47,000

Net interest (loss)/income after provision for credit losses	(9,279)	23,425

NON-INTEREST INCOME
Securities gains, net	3,439	22,498
Letters of credit commissions	959	976
Depository service fees	1,357	1,399
Other operating (loss)/income	(971)	2,788

Total non-interest income	4,784	27,661

NON-INTEREST EXPENSE
Salaries and employee benefits	15,226	16,886
Occupancy expense	3,838	4,121
Computer and equipment expense	2,013	1,896
Professional services expense	4,639	2,967
FDIC and State assessments	5,144	2,854
Marketing expense	899	1,028
Other real estate owned expense	3,295	2,142
Operations of affordable housing investments , net	2,113	1,698
Amortization of core deposit intangibles	1,507	1,711
Other operating expense	5,489	2,220

Total non-interest expense	44,163	37,523

(Loss)/income before income tax (benefit)/expense	(48,658)	13,563
Income tax (benefit)/expense	(23,068)	3,175

Net (loss)/income	(25,590)	10,388
Less: net income attributable to noncontrolling interest	(151)	(151)

Net (loss)/income attributable to Cathay General Bancorp	(25,741)	10,237
Dividends on preferred stock	(4,092)	(4,080)

Net (loss)/income available to common stockholders	(29,833)	6,157

Other comprehensive income (loss) , net of tax
Unrealized holding gains arising during the period	9,495	9,460
Less: reclassification adjustments included in net income	1,446	11,779

Total other comprehensive gain/(loss), net of tax	8,049	(2,319)

Total comprehensive (loss)/income	$(17,692)	$7,918

Net (loss)/income per common share:
Basic	$(0.41)	$0.12
Diluted	$(0.41)	$0.12

Cash dividends paid per common share	$0.010	$0.105
Basic average common shares outstanding	72,653,755	49,531,343
Diluted average common shares outstanding	72,653,755	49,541,041

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2010	2009
	(In thousands)
Cash Flows from Operating Activities
Net (loss)/income	$(25,590)	$10,388
Adjustments to reconcile net income to net cash provided/(used) by operting activities:
Provision for credit losses	84,000	47,000
Provision for losses on other real estate owned	2,855	1,641
Deferred tax (benefit)/liability	(17,131)	5,434
Depreciation	2,071	1,935
Net gains on sale of other real estate owned	(1,368)	—
Net gains on sale of loans held for sale	—	(39)
Proceeds from sale of loans held for sale	—	3,562
Purchase of trading securities	—	(348,315)
Proceeds from sale of trading securities	—	99,785
Write-downs on venture capital investments	199	707
Write-downs on impaired securities	—	82
Gain on sales and calls of securities	(3,439)	(22,580)
Other non-cash interest	61	14
Amortization of security premiums, net	1,177	256
Amortization of intangibles	1,527	1,725
Excess tax short-fall from share-based payment arrangements	87	114
Stock based compensation expense	1,137	1,458
Decrease in deferred loan fees, net	(322)	—
Decrease in accrued interest receivable	2,021	7,048
Increase/(decrease) in other assets, net	15,806	(7,623)
Increase in other liabilities	1,567	3,042

Net cash provided/(used) by operating activities	64,658	(194,366)

Cash Flows from Investing Activities
Increase in short-term investments	(73,047)	(6,000)
Decrease in securities purchased under agreements to resell	—	201,000
Purchase of investment securities available-for-sale	(1,267,803)	(833,833)
Proceeds from maturity and calls of investment securities available-for-sale	493,170	800,110
Proceeds from sale of investment securities available-for-sale	45,077	—
Purchase of mortgage-backed securities available-for-sale	—	(730,019)
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	438,445	922,333
Purchase of investment securities held-to-maturity	(10,000)	—
Proceeds from maturity and call of investment securities held-to-maturity	9,465	—
Purchase of trading securities	(12,981)	—
Net decrease/(increase) in loans	(34,254)	33,353
Purchase of premises and equipment	(883)	(5,834)
Proceeds from sale of other real estate owned	9,739	—
Net increase in investment in affordable housing	(1,999)	(6,235)

Net cash (used)/provided in investing activities	(405,071)	374,875

Cash Flows from Financing Activities
Net (decrease)/increase in demand deposits, NOW accounts, money market and saving deposits	(21,856)	201,005
Net increase in time deposits	263,022	227,726
Net increase/(decrease) in federal funds purchased and securities sold under agreement to repurchase	2,000	(96,000)
Advances from Federal Home Loan Bank	—	551,000
Repayment of Federal Home Loan Bank borrowings	(65,000)	(1,071,000)
Cash dividends	(785)	(5,198)
Issuance of common stock	124,924	—
Cash dividends paid to preferred stockholders	(3,225)	(2,488)
Proceeds from other borrowings	6,139	10,000
Proceeds from shares issued to Dividend Reinvestment Plan	83	584
Proceeds from exercise of stock options	—	14
Excess tax short-fall from share-based payment arrangements	(87)	(114)

Net cash provided/(used) by financing activities	305,215	(184,471)

Decrease in cash and cash equivalents	(35,198)	(3,962)
Cash and cash equivalents, beginning of the period	100,124	84,818

Cash and cash equivalents, end of the period	$64,926	$80,856

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$51,903	$67,403
Income taxes (refund)	$(7,142)	$8,000
Non-cash investing and financing activities:
Net change in unrealized holding gain/(loss) on securities available-for-sale, net of tax	$8,049	$(2,319)
Adjustment to initially apply SFAS No. 160	$—	$8,500
Loans to facilitate sale of loans	$23,500	$—
Transfers to other real estate owned	$51,972	$5,005

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (the “Bancorp”) is the holding company for Cathay Bank (the “Bank”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of March 31, 2010, the Bank operates twenty branches in Southern California, eleven branches in Northern California, eight branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

3. Recent Accounting Pronouncements

In June 2009, the FASB issued ASC Topic 860, formerly SFAS 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140.” ASC Topic 860 removes the concept of a qualifying special-purpose entity and the provisions for guaranteed mortgage securitizations in earlier FASB pronouncements. A transferor should account for the transfer as a sale only if it transfers an entire financial asset and surrenders control over the entire transferred assets in accordance with the conditions in ASC Topic 860. ASC Topic 860 limits the circumstances in which a financial asset should be derecognized. ASC Topic 860 is effective for annual financial statements covering the first fiscal year ending after November 15, 2009. Adoption of ASC Topic 860 as of January 1, 2010, did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC Topic 810, formerly SFAS 167, “Amendments to FASB Interpretation No. 46(R).” ASC Topic 810 eliminates the quantitative approach previously required under FIN 46(R) for determining whether an entity is a variable interest entity. ASC Topic 810 requires an entity to perform ongoing assessments to determine whether an entity is the primary beneficiary of a variable interest entity. The ongoing assessments identify the power to direct the activities of a variable interest entity, the obligation to absorb losses of the entity and the right to receive benefits from the entity that could potentially be significant to the variable interest entity. ASC Topic 810 is effective for annual financial statements covering the first fiscal year ending after November 15, 2009. Adoption of ASC Topic 810 as of January 1, 2010, did not have a significant impact on the Company’s consolidated financial statements.

The FASB issued ASU 2010-06 “Improving Disclosures about Fair Value Measurements” in January 2010 to improve disclosure requirements related to ASC Topic 820. ASU 2010-06 requires an entity to report separately significant transfers in and out of Level 1 and Level 2 fair value measurements and to explain the transfers. It also requires an entity to present separately information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 is effective for fiscal years beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Adoption of ASU 2010-06 as of January 1, 2010, did not have a significant impact on the Company’s consolidated financial statements. The Company does not expect a material impact on its consolidated financial statements from adoption of ASU 2010-06 for the disclosures about purchases, sales, issuances, and settlements for Level 3 fair value measurements after December 15, 2010.

4. Earnings/Loss per Share

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth basic and diluted earnings per share calculations and the average shares of stock options with anti-dilutive effect:

	For the three months ended March 31,
(Dollars in thousands, except share and per share data)	2010	2009
Net(loss)/ Income attributable to Cathay General Bancorp	$(25,741)	$10,237
Dividends on preferred stock	(4,092)	(4,080)

Net (loss)/ income available to common stockholders	$(29,833)	$6,157

Weighted-average shares:
Basic weighted-average number of common shares outstanding	72,653,755	49,531,343
Dilutive effect of weighted-average outstanding common shares equivalents
Stock Options	—	9,698

Diluted weighted-average number of common shares outstanding	72,653,755	49,541,041

Average shares of stock options and warrants with anti-dilutive effect	6,988,181	7,007,163

(Loss)/Earnings per common stock share:
Basic	$(0.41)	$0.12
Diluted	$(0.41)	$0.12

5. Stock-Based Compensation

Under the Company’s Equity Incentive Plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of March 31, 2010, the only options granted by the Company were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except options granted to the Chief Executive Officer of the Company for 100,000 shares granted on February 21, 2008, of which 50% were vested on February 21, 2009, and the remaining 50% were vested on February 21, 2010. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. Stock options are typically granted in the first quarter of the year. There were no options granted during 2009 and during the first quarter of 2010. The Company expects to issue new shares to satisfy stock option exercises and the vesting of restricted stock units.

Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date for those options expected to vest, and is recognized as an expense over the vesting period of the grant. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Based on SAB 107 and SAB 110, the Company has estimated the expected life of the options based on the average of the contractual period and the vesting period and has consistently applied the simplified method to all options granted starting from 2005. Option compensation expense totaled $1.1 million for the three months ended March 31, 2010, and $1.4 million for the three months ended March 31, 2009. Stock-based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $3.9 million at March 31, 2010, and is expected to be recognized over the next 2.0 years.

No stock options were exercised during the first quarter of 2010 and 1,280 shares were exercised during the first quarter of 2009. Cash received totaled $13,000 and the aggregate intrinsic value totaled $8,000 from the exercise of stock options on 1,280 shares during the three months ended March 31, 2009. The fair value of stock options vested were $4.8 million during the first quarter of 2010 compared to $5.5 million during the first quarter of 2009. The table below summarizes stock option activity for the periods indicated:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2009	5,169,653	$27.71	4.6	$—

Forfeited	(102,232)	$10.75

Balance at March 31, 2010	5,067,421	$28.05	4.4	$3

Exercisable at March 31, 2010	4,571,186	$28.13	4.1	$3

At March 31, 2010, 1,713,693 shares were available under the Company’s 2005 Incentive Plan for future grants.

In addition to stock options above, in February 2008, the Company also granted restricted stock units on 82,291 shares of the Company’s common stock to its eligible employees. On the date of granting of these restricted stock units, the closing price of the Company’s stock was $23.37 per share. Such restricted stock units have a maximum term of five years and vest in approximately 20% annual increments subject to employees’ continued employment with the Company. On February 21, 2009, restricted stock units of 15,828 shares were vested at the closing price of $8.94 per share. Among the 15,828 restricted stock units, 2,865 shares were cancelled immediately for employees who elected to satisfy income tax withholding amounts through cancellation of restricted stock units. Common stock shares of 12,963 were issued and outstanding as of February 21, 2009. On February 21, 2010, additional restricted stock units of 15,006 shares were vested and issued at the closing price of $9.64 per share. The following table presents information relating to the restricted stock units grant as of March 31, 2010:

Units
Balance at December 31, 2009	60,021
Vested	(15,006)
Cancelled or forfeited	(668)

Balance at March 31, 2010	44,347

The compensation expense recorded related to the restricted stock units above was $82,000 for the three months ended March 31, 2010, and $82,000 for the three months ended March 31, 2009. Unrecognized stock-based compensation expense related to restricted stock units was $954,000 at March 31, 2010, and is expected to be recognized over the next 2.9 years.

Prior to 2006, the Company presented the entire amount of the tax benefit on options exercised as operating activities in the consolidated statements of cash flows. After adoption of SFAS No. 123R in January 2006, the Company reports the benefits of tax deductions in excess of grant-date fair value as cash flows from operating activity and financing activity. The following table summarizes the tax benefit (short-fall) from share-based payment arrangements:

	For the three months ended March 31,
(Dollars in thousands)	2010	2009
Short-fall of tax deductions in excess of grant-date fair value	$(87)	$(114)
Benefit of tax deductions on grant-date fair value	87	117

Total benefit of tax deductions	$—	$3

6. Investment Securities

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of March 31, 2010, and December 31, 2009:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$109,887	$1,676	$—	$111,563
Mortgage-backed securities	525,321	—	2,510	522,811

Total securities held-to-maturity	$635,208	$1,676	$2,510	$634,374

Securities Available-for-Sale
U.S. government sponsored entities	$1,613,045	$2,107	$2,108	$1,613,044
State and municipal securities	9,547	95	—	9,642
Mortgage-backed securities	1,507,505	13,930	1,046	1,520,389
Collateralized mortgage obligations	45,396	344	1,242	44,498
Asset-backed securities	262	—	40	222
Corporate bonds	10,246	512	—	10,758
Preferred stock of government sponsored entities	1,061	237	4	1,294
Other securities-foreign	21,795	11	95	21,711
Other equity securities	1,050	—	201	849

Total securities available-for-sale	$3,209,907	$17,236	$4,736	$3,222,407

Total investment securities	$3,845,115	$18,912	$7,246	$3,856,781

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,876	$1,187	$—	$101,063
Mortgage-backed securities	535,139	—	7,294	527,845

Total securiteis held-to-maturity	$635,015	$1,187	$7,294	$628,908

Securities Available-for-Sale
U.S. treasury securities	$13,825	$—	$77	$13,748
U.S. government sponsored entities	873,290	1,284	3,230	871,344
State and municipal securities	12,750	109	36	12,823
Mortgage-backed securities	1,939,821	9,730	7,375	1,942,176
Collateralized mortgage obligations	49,161	266	1,638	47,789
Asset-backed securities	312	—	63	249
Corporate bonds	10,246	—	489	9,757
Preferred stock of government sponsored entities	1,061	211	—	1,272
Other securities-foreign	14,975	—	84	14,891
Other equity securities	1,050	—	—	1,050

Total securities available-for-sale	$2,916,491	$11,600	$12,992	$2,915,099

Total investment securities	$3,551,506	$12,787	$20,286	$3,544,007

The amortized cost and fair value of investment securities at March 31, 2010, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Due in one year or less	$1,064	$1,069	$—	$—
Due after one year through five years	1,583,457	1,582,469	109,887	111,563
Due after five years through ten years	245,870	252,012	—	—
Due after ten years (1)	1,379,516	1,386,857	525,321	522,811

Total	$3,209,907	$3,222,407	$635,208	$634,374

(1)	Equity securities are reported in this category.

Proceeds from sales and repayments of mortgage-backed securities were $438.4 million during the first quarter of 2010 compared to $922.3 million during the first quarter of 2009. Proceeds from sales and repayments of other investment securities were $45.1 million during the first quarter of 2010 compared to none during the first quarter of 2009. Proceeds from maturity and calls of investment securities were $493.2 million during the first quarter of 2010 compared to $800.1 million during the first quarter of 2009. Gains of $3.4 million and no losses were realized on sales and calls of investment securities during the first quarter of 2010 compared with $22.6 million in gains and no losses realized for the same quarter a year ago.

ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an entity must recognize an other-than-temporary impairment (“OTTI”). If an entity does not intend to sell the debt security and will not be required to sell the debt security, the entity must consider whether it will recover the amortized cost basis of the security. If the present value of expected cash flows is less than the amortized cost basis of the security, OTTI shall be considered to have occurred. OTTI is then separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. An entity determines the impairment related to credit losses by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. OTTI related to the credit loss is then recognized in earnings. OTTI related to all other factors is recognized in other comprehensive income. OTTI not related to the credit loss for a held-to-maturity security should be recognized separately in a new category of other comprehensive income and amortized over the remaining life of the debt security as an increase in the carrying value of the security only when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its remaining amortized cost basis. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale securities that have declined below their cost before their anticipated recovery. At March 31, 2010, there was no other-than-temporary impairment recognized in earnings. Other-than-temporary impairment related to all other factors was recognized in other comprehensive income.

Between 2002 and 2004, we purchased a number of mortgage-backed securities and collateralized mortgage obligations comprised of interests in non-agency guaranteed residential mortgages. At March 31, 2010, the remaining par value was $12.8 million for non-agency guaranteed mortgage-backed securities with unrealized losses of $841,000 and $40.2 million of collateralized mortgage obligations with unrealized losses of $1.2 million. The remaining par value of these securities totaled $52.9 million which represents 1.4% of the fair value of investment securities and 0.5% of total assets. At March 31, 2010, the unrealized loss for these securities totaled $2.0 million which represented 3.8% of the par amount of these non-agency guaranteed residential mortgages. Based on the Company’s analysis at March 31, 2010, there was no “other-than-temporary” impairment in these securities due to the low loan to value ratio for the loans underlying these securities, the credit support provided by junior tranches of these securitizations, and the continued AAA rating for all but four issues of these securities. The Company’s analysis also indicated the continued full ultimate collection of principal and interest for the four issues that were no longer rated AAA.

The temporarily impaired securities represent 39.6% of the fair value of investment securities as of March 31, 2010. Unrealized losses for securities with unrealized losses for less than twelve months represent 0.3%, and securities with unrealized losses for twelve months or more represent 5.1%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased. All of these securities are investment grade as of March 31, 2010. At March 31, 2010, 13 issues of securities had unrealized losses for 12 months or longer and 42 issues of securities had unrealized losses of less than 12 months.

At March 31, 2010, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our consolidated statements of operations. The table below shows the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of March 31, 2010, and December 31, 2009:

	As of March 31, 2010
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
Mortgage-backed securities	$522,811	$2,510	12	—	—	—	$522,811	$2,510	12

Total securities held-to-maturity	522,811	2,510	12	—	—	—	522,811	2,510	12

Securities Available-for-Sale
U.S. government sponsored entities	817,023	2,108	19	—	—	—	817,023	2,108	19
Mortgage-backed securities	137,943	197	6	662	8	2	138,605	205	8
Mortgage-backed securities-Non-agency	—	—	—	11,889	841	3	11,889	841	3
Collateralized mortgage obligations	162	10	1	27,050	1,232	8	27,212	1,242	9
Asset-backed securities	—	—	—	222	40	1	222	40	1
Preferred stock of government sponsored entities	121	4	1	—	—	—	121	4	1
Other securities-foreign organization	7,805	95	1	—	—	—	7,805	95	1
Other equity securities	849	201	1	—	—	—	849	201	1

Total securities available-for-sale	963,903	2,615	29	39,823	2,121	14	1,003,726	4,736	43

Total investment securities	$1,486,714	$5,125	41	$39,823	$2,121	14	$1,526,537	$7,246	55

	As of December 31, 2009
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
Mortgage-backed securities	$527,845	$7,294	12	—	—	—	$527,845	$7,294	12

Total securities held-to-maturity	527,845	7,294	12	—	—	—	527,845	7,294	12

Securities Available-for-Sale
U.S. Treasury entities	$13,748	$77	2	$—	$—	—	$13,748	$77	2
U.S. government sponsored entities	408,888	3,230	9	—	—	—	408,888	3,230	9
State and municipal securities	—	—	—	659	36	1	659	36	1
Mortgage-backed securities	1,050,968	6,216	32	855	3	5	1,051,823	6,219	37
Mortgage-backed securities-Non-agency	—	—	—	12,302	1,156	3	12,302	1,156	3
Collateralized mortgage obligations	30,870	955	4	8,304	683	8	39,174	1,638	12
Asset-backed securities	—	—	—	249	63	1	249	63	1
Corporate bonds	249	1	1	9,508	488	3	9,757	489	4
Other securities-foreign organization	14,891	84	3	—	—	—	14,891	84	3
Preferred stock of government sponsored entities	—	—	—	—	—	—	—	—	—

Total securities available-for-sale	1,519,614	10,563	51	31,877	2,429	21	1,551,491	12,992	72

Investment securities having a carrying value of $1.95 billion at March 31, 2010, and $1.97 billion at December 31, 2009, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, and foreign exchange transactions.

7. Investments in Affordable Housing

The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. The Company’s investments in these partnerships were $94.5 million at March 31, 2010, and $95.9 million at December 31, 2009. At March 31, 2010, and December 31, 2009, six of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s consolidated financial statements increased total assets and liabilities by $23.1 million at March 31, 2010, and by $22.8 million at December 31, 2009. Other borrowings for affordable housing limited partnerships were $19.3 million at March 31, 2010, and at December 31, 2009; recourse is limited to the assets of the limited partnerships. Unfunded commitments for affordable housing limited partnerships of $6.3 million as of March 31, 2010, and $8.1 million as of December 31, 2009, were recorded under other liabilities.

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

(In thousands)	At March 31, 2010	At December 31, 2009
Commitments to extend credit	$1,545,608	$1,591,019
Standby letters of credit	54,025	61,488
Other letters of credit	55,402	49,257
Bill of lading guarantees	35	300

Total	$1,655,070	$1,702,064

As of March 31, 2010, $6.3 million unfunded commitments for affordable housing investments were recorded under other liabilities compared to $8.1 million at December 31, 2009.

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

9. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 4.18% at March 31, 2010, compared to $1.6 billion with a weighted average rate of 4.19% at December 31, 2009. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million are with initial fixed rates ranging from 1.00% and 3.50% with initial fixed rate terms ranging from six months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. At March 31, 2010, there was one short-term securities sold under agreements to repurchase of $9.0 million at the rate of 1.10% which matured on April 2, 2010. The table below provides summary data for long-term securities sold under agreements to repurchase as of March 31, 2010:

Securities Sold Under Agreements to Repurchase

(Dollars in millions)	Fixed-to-floating				Floating-to-fixed				Total
Callable	All callable at March 31, 2010				All callable at March 31, 2010
Rate type	Float Rate				Fixed Rate
Rate index	8% minus 3 month LIBOR

Maximum rate	3.75%	3.50%	3.50%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	5	4	1	2	1	10	4	30
Amount	$150.0	$250.0	$200.0	$50.0	$100.0	$50.0	$550.0	$200.0	$1,550.0
Weighted average rate	3.75%	3.50%	3.50%	3.25%	4.77%	4.83%	4.54%	5.00%	4.18%
Final maturity	2014	2014	2015	2015	2011	2012	2014	2017

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.8 billion as of March 31, 2010, and as of December 31, 2009.

10. Advances from the Federal Home Loan Bank

Total advances from the FHLB decreased $65.0 million to $864.4 million at March 31, 2010 from $929.4 million at December 31, 2009. During the first quarter of 2010, the Company prepaid a $65.0 million advance from the FHLB and incurred a prepayment penalty of $909,000. Non-puttable advances totaled $164.4 million with a weighted rate of 5.27% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at March 31, 2010. The FHLB has the right to terminate the puttable transaction at par at each three-month anniversary after the first puttable date. As of March 31, 2010, all puttable FHLB advances were puttable, but the FHLB had not exercised its right to terminate any of the puttable transactions. At March 31, 2010, the Company had unused borrowing capacity from the FHLB of $563.4 million and expects to be able to access this source of funding, if required, in the near term.

11. Subordinated Note and Junior Subordinated Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction (“Bank Subordinated Securities”). The debt has a maturity term of 10 years, is unsecured and bears interest at a rate of three month LIBOR plus 110 basis points, payable on a quarterly basis. At March 31, 2010, the per annum interest rate on the subordinated debt was 1.39% compared to 1.35% at December 31, 2009. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (“Capital Securities”). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp (“Junior Subordinated Securities”), in junior subordinated notes issued by the Bancorp. The five special purpose trusts are considered variable interest entities under GAAP. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company. At March 31, 2010, junior subordinated debt securities totaled $121.1 million with a weighted average interest rate of 2.43% compared to $121.1 million with a weighted average rate of 2.41% at December 31, 2009. The junior subordinated debt securities have a stated maturity term of 30 years and are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

12. Income Taxes

The income tax benefit totaled $23.1 million, or an effective tax benefit rate of 47.3% for the first quarter of 2010 compared to income tax expense of $3.2 million, or effective tax rate of 23.7%, for the same period a year ago. Income tax benefit/expense results in effective tax rates that differ from the statutory Federal income tax rate for the periods indicated as follows:

	Three Months Ended March 31,
	2010		2009
	(In thousands)
Tax provision at Federal statutory rate	$(17,083)	35.0%	$4,694	35.0%
State income taxes, net of Federal income tax benefit	(3,316)	6.8	2,148	15.8
Interest on obligations of state and political subdivisions, which are exempt from Federal taxation	(26)	0.1	(84)	(0.6)
Low income housing tax credit	(2,642)	5.4	(2,734)	(20.2)
Other, net	(1)	—	(849)	(6.3)

Total income tax (benefit)/expense	$(23,068)	47.3%	$3,175	23.7%

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

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense. The Company had approximately $0.3 million of accrued interest and penalties as of March 31, 2010 and $0.2 million of accrued interest and penalties as of December 31, 2009.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2006 and by the Franchise Tax Board of the State of California back to 2000. The Company is currently under audit by the California Franchise Tax Board for the years 2000 to 2004.

13. Sale of Common Stock

On February 1, 2010, the Company raised $125.2 million in additional capital through the sale of 15.0 million shares of common stock.

14. Fair Value Measurements

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

Loans Held-for-sale. The Company records loans held-for-sale at fair value based on quoted prices from third party sale analysis, existing sale agreements or appraisal reports adjusted by sales commission assumption, a Level 3 measurement.

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

Core Deposit Intangibles. Core deposit intangibles is initially recorded at fair value based on a valuation of the core deposits acquired and is amortized over its estimated useful life to its residual value in proportion to the economic benefits consumed. The Company assesses the recoverability of this intangible asset on a nonrecurring basis using the core deposits remaining at the assessment date and the fair value of cash flows expected to be generated from the core deposits, a Level 3 measurement.

Other Real Estate Owned. Real estate acquired in the settlement of loans is initially recorded at fair value based on the appraised value of the property on the date of transfer, less estimated costs to sell, a Level 2 measurement. From time to time, nonrecurring fair value adjustments is made to other real estate owned based on the current updated appraised value of the property, also a Level 2 measurement, or management’s judgment and estimation of value reported on old appraisals which are then adjusted based on recent market trends, a Level 3 measurement.

Investments in Venture Capital. The Company periodically reviews for OTTI on a nonrecurring basis. Investments in venture capital were written down to their fair value based on available financial reports from venture capital partnerships and management’s judgment and estimation, a Level 3 measurement.

Equity Investments. The Company records equity investments at fair value on a nonrecurring basis based on quoted market prices in active exchange market at the reporting date, a Level 1 measurement.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at March 31, 2010, and at December 31, 2009:

As of March 31, 2010	Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Securities available-for-sale
U.S. government sponsored entities	$—	$1,613,044	$—	$1,613,044
State and municipal securities	—	9,642	—	9,642
Mortgage-backed securities	—	1,520,389	—	1,520,389
Collateralized mortgage obligations	—	44,498	—	44,498
Asset-backed securities	—	222	—	222
Corporate bonds	—	10,758	—	10,758
Preferred stock of government sponsored entities	—	1,294	—	1,294
Other foreign securities	—	21,711	—	21,711
Other equity securities	849	—	—	849

Total securities available-for-sale	849	3,221,558	—	3,222,407
Trading securities	13,004	—	—	13,004
Warrants	—	—	46	46
Option contracts	—	36	—	36
Foreign exchange contracts	—	1,602	—	1,602

Total assets	$13,853	$3,223,196	$46	$3,237,095

Liabilities
Interest rate swaps	$—	$3,679	$—	$3,679
Option contracts	—	11	—	11
Foreign exchange contracts	—	400	—	400

Total liabilities	$—	$4,090	$—	$4,090

As of December 31, 2009	Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury entities	$13,748	$—	$—	$13,748
U.S. government sponsored entities	—	871,344	—	871,344
State and municipal securities	—	12,823	—	12,823
Mortgage-backed securities	—	1,942,176	—	1,942,176
Collateralized mortgage obligations	—	47,789	—	47,789
Asset-backed securities	—	249	—	249
Corporate bonds	—	9,757	—	9,757
Preferred stock of government sponsored entities	—	1,272	—	1,272
Other foreign securities	—	14,891	—	14,891
Other equity securities	1,050	—	—	1,050

Total securities available-for-sale	14,798	2,900,301	—	2,915,099
Trading securities	18	—	—	18
Warrants	—	—	50	50
Option contracts	—	18	—	18
Foreign exchange contracts	—	3,565	—	3,565

Total assets	$14,816	$2,903,884	$50	$2,918,750

Liabilities
Interest rate swaps	$—	$694	$—	$694
Option contracts	—	8	—	8
Foreign exchange contracts	—	967	—	967

Total liabilities	$—	$1,669	$—	$1,669

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at March 31, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at March 31, 2010, and at December 31, 2009:

	As of March 31, 2010				Total Losses
	Fair Value Measurements Using			Total at	For the Three Months Ended
	Level 1	Level 2	Level 3	Fair Value	March 31, 2010	March 31, 2009
	(In thousands)
Assets
Impaired loans	$—	$100,213	$32,812	$133,025	$44,793	$27,081
Loans held-for-sale	—	—	20,944	20,944	2,285	—
Core deposit intangibles	—	—	20,888	20,888	1,507	1,711
Other real estate owned (1)	—	37,631	81,611	119,242	1,289	1,641
Investments in venture capital	—	—	8,007	8,007	245	761
Equity investments	826	—	—	826	—	—

Total assets	$826	$137,844	$164,262	$302,932	$50,119	$31,194

(1)	Other real estate owned balance of $111.9 million in the consolidated balance sheet is net of estimated disposal costs.

	As of December 31, 2009				Total Losses
	Fair Value Measurements Using			Total at Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3		December 31, 2009	December 31, 2008
	(In thousands)
Assets
Impaired loans	$—	$109,993	$26,401	$136,394	$91,009	$27,215
Loans held-for-sale	—	—	54,826	54,826	19,252	—
Other real estate owned (1)	—	62,602	13,206	75,808	28,216	3,604
Investments in venture capital	—	—	8,147	8,147	1,794	11
Equity investments	826	—	—	826	—	1,042

Total assets	$826	$172,595	$102,580	$276,001	$140,271	$31,872

(1)	Other real estate owned balance of $71.0 million in the consolidated balance sheet is net of estimated disposal costs.

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $46,000 at March 31, 2010, compared to $50,000 at December 31, 2009. The fair value adjustment of $4,000 was included in other operating income in the first quarter of 2010.

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

Fair Value of Financial Instruments

	As of March 31, 2010		As of December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$64,926	$64,926	$100,124	$100,124
Short-term investments	327,773	327,773	254,726	254,726
Securities held-to-maturity	635,208	634,374	635,015	628,908
Securities available-for-sale	3,222,407	3,222,407	2,915,099	2,915,099
Trading securities	13,004	13,004	18	18
Loans held-for-sale	20,944	20,944	54,826	54,826
Loans, net	6,611,412	6,485,814	6,678,914	6,528,170
Investment in Federal Home Loan Bank stock	71,791	71,791	71,791	71,791
Option contracts	12,804	36	4,671	18
Foreign exchange contracts	77,375	1,602	60,725	3,565
Financial Liabilities
Deposits	7,746,278	7,763,227	7,505,040	7,520,604
Securities sold under agreement to repurchase	1,559,000	1,697,560	1,557,000	1,695,130
Advances from Federal Home Loan Bank	864,362	923,254	929,362	993,243
Other borrowings	32,627	32,515	26,532	26,410
Long-term debt	171,136	99,532	171,136	92,553
Option contracts	11	11	8	8
Interest rate swaps	300,000	3,679	300,000	694
Foreign exchange contracts	26,554	400	60,846	967

	As of March 31, 2010		As of December 31, 2009
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,545,608	$(610)	$1,591,019	$(621)
Standby letters of credit	54,025	(206)	61,488	(200)
Other letters of credit	55,402	(29)	49,257	(22)
Bill of lading guarantees	35	0	300	(1)

16. Goodwill and Goodwill Impairment

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

The Commercial Lending unit did not have any goodwill allocated to the unit and accordingly no goodwill impairment testing was performed for that unit. The reporting unit fair values for the Retail Banking unit and the East Coast Operations were determined by an outside third-party national valuation firm, based on data supplied by the Company. Such reporting unit fair values were determined based on an equal weighting of (1) the fair value determined using a market approach using a combination of price to earnings multiples determined based on a representative peer group applied to 2010 and 2011 forecasted earnings, and if appropriate, 2009 net earnings and a price to book multiple and (2) the fair value determined using a dividend discount model with the discount rate determined using the same representative peer group. A control premium was then applied to the unit fair values so determined.

In determining the forecasted earnings for the Retail Banking unit and the East Coast Operations, the financial forecasts assume some recovery from the current business downturn beginning in the second half of 2010 and then muted growth thereafter. It should be noted, however, that these reporting units have already been performing at a satisfactory level given the environment. The principal driver of the Company’s negative operating results has been the Commercial Lending reporting unit where the vast majority of the Company’s loan losses are incurred. The forecasts reflect an assumption that interest rates will increase steadily beginning in late 2010 until December 2012. A summary of the respective unit fair value, carrying amounts and unit goodwill as well as the percentage by which fair value exceed carrying value of each reporting unit is shown below:

Reporting Units	Carrying Amount	Fair Value	Fair Value in Excess of Carrying Amount	Allocated Goodwill
	(Dollars in thousands)
Commercial Lending Unit	$567,359	$55,000	—	—
Retail Banking Unit	405,019	700,000	72.8%	235,193
East Coast Operations	188,322	290,000	54.0%	81,147

Total	$1,160,700	$1,045,000		$316,340

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

17. Financial Derivatives

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

As of March 31, 2010, we entered into five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years. These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities. At March 31, 2010, the Company paid a fixed rate at a weighted average of 1.95% and received a floating 3-month Libor rate at a weighted average of 0.25% on these agreements. The net amount accrued on these interest rate swaps of $1.3 million for the first quarter of 2010 were recorded to reduce other non-interest income. At March 31, 2010, the Company recorded $3.7 million within other liabilities to recognize the negative fair value of these interest rate swaps.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates, for foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At March 31, 2010, the notional amount of option contracts totaled $12.8 million with a net positive fair value of $36,000. Spot and forward contracts in the total notional amount of $77.4 million had positive fair value, in the amount of $1.6 million, at March 31, 2010. Spot and forward contracts in the total notional amount of $26.6 million had a negative fair value, in the amount of $400,000, at March 31, 2010. At December 31, 2009, the notional amount of option contracts totaled $4.7 million with a net positive fair value of $10,000. Spot and forward contracts in the total notional amount of $60.7 million had positive fair value, in the amount of $3.6 million, at December 31, 2009. Spot and forward contracts in the total notional amount of $60.8 million had a negative fair value, in the amount of $967,000, at December 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is given based on the assumption that the reader has access to and has read the Annual Report on Form 10-K for the year ended December 31, 2009, of Cathay General Bancorp (“Bancorp”) and its wholly-owned subsidiary Cathay Bank (the “Bank” and, together, the “Company” or “we”, “us,” or “our”).

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

Accounting for the allowance for credit losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans; management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described under the heading “Accounting for the Allowance for Loan Losses” in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Accounting for investment securities involves significant judgments and assumptions by management, which have a material impact on the carrying value of securities and the recognition of any “other-than-temporary” impairment to our investment securities. The judgments and assumptions used by management are described under the heading “Investment Securities” in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Accounting for income taxes involves significant judgments and assumptions by management, which have a material impact on the amount of taxes currently payable and the income tax expense recorded in the financial statements. The judgments and assumptions used by management are described under the heading “Income Taxes” in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Accounting for goodwill and goodwill impairment involves significant judgments and assumptions by management, which have a material impact on the amount of goodwill recorded and noninterest expense recorded in the financial statements. The judgments and assumptions used by management are described under the heading “Goodwill and Goodwill Impairment” in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

HIGHLIGHTS

•

Capital strengthened – The Company raised $125.2 million in additional capital through the sale of 15.0 million shares of common stock on February 1, 2010. Total risk-based capital ratio was 16.32% at March 31, 2010, compared to 15.43% at December 31, 2009.

•

Allowance for credit losses strengthened – Total allowance for credit losses increased to $238.0 million, or 3.47%, of total loans, excluding loans held for sale, at March 31, 2010, compared to 3.15% at December 31, 2009.

Statement of Operations Review

Net (Loss)/Income

Net loss attributable to common stockholders for the three months ended March 31, 2010 was $29.8 million, an increased loss of $36.0 million, compared to net income attributable to common stockholders of $6.2 million for the same period a year ago. Loss per share for the three months ended March 31, 2010, was $0.41 compared to earnings of $0.12 per share for the same period a year ago due primarily to increases in the provision for credit losses and lower gains on sale of securities.

Return on average stockholders’ equity was negative 7.51% and return on average assets was negative 0.88% for the three months ended March 31, 2010, compared to a return on average stockholders’ equity of 3.21% and a return on average assets of 0.37% for the same period of 2009.

Financial Performance

	Three months ended March 31,
	2010	2009
Net (loss)/income	$(25.7) million	$10.2 million
Net (loss)/income attributable to common stockholders	$(29.8) million	$6.2 million
(Loss)/basic earnings per common share	$(0.41)	$0.12
(Loss)/ diluted earnings per common share	$(0.41)	$0.12
Return on average assets	-0.88%	0.37%
Return on average total stockholders’ equity	-7.51%	3.21%
Efficiency ratio	55.55%	38.26%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased to $74.7 million during the first quarter of 2010, an increase of $4.3 million, or 6.1%, compared to $70.4 million during the same quarter a year ago. The increase was due primarily to the decreases in interest expense paid for time certificates of deposits and brokered deposits.

The net interest margin, on a fully taxable-equivalent basis, was 2.72% for the first quarter of 2010, an increase of seven basis points from 2.65% for the fourth quarter of 2009 and an increase of three basis points from 2.69% for the first quarter of 2009. A 110 basis point decrease in the rate on interest bearing deposits from 2.54% at March 31, 2009, to 1.44% at March 31, 2010, contributed primarily to the increase in the net interest margin from the corresponding quarter of the prior year. In addition, the majority of our variable rate loans contain interest rate floors, which help limit the impact of the record low level of the prime interest rate.

For the first quarter of 2010, the yield on average interest-earning assets was 4.61%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities equaled 2.20%, and the cost of interest bearing deposits was 1.44%. In comparison, for the first quarter of 2009, the yield on average interest-earning assets was 5.26%, on a fully taxable-equivalent basis, cost of funds on average interest-bearing liabilities equaled 2.98%, and the cost of interest bearing deposits was 2.54%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, increased 13 basis points to 2.41% for the first quarter ended March 31, 2010, from 2.28% for the same quarter a year ago, primarily due to the reasons discussed above.

The cost of deposits, including demand deposits, decreased 17 basis points to 1.28% in the first quarter of 2010 compared to 1.45% in the fourth quarter of 2009 and decreased 99 basis points from 2.27% in the first quarter of 2009 due primarily to the decrease in the rates paid on certificates of deposit upon renewal and for core deposits as a result of the decline in market interest rates.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Three months ended March 31,	2010			2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Taxable-equivalent basis (Dollars in thousands)
Interest Earning Assets
Commercial loans	$1,328,764	$14,409	4.40%	$1,598,804	$18,753	4.76%
Residential mortgage	896,888	11,676	5.21	795,752	10,621	5.34
Commercial mortgage	4,067,903	61,931	6.17	4,126,739	64,439	6.33
Real estate construction loans	636,720	7,542	4.80	916,495	9,974	4.41
Other loans and leases	22,757	181	3.23	21,302	207	3.94

Total loans and leases (1)	6,953,032	95,739	5.58	7,459,092	103,994	5.65
Taxable securities	3,670,984	30,288	3.35	2,970,700	32,194	4.40
Tax-exempt securities (3)	12,124	118	3.95	22,845	379	6.73
Federal Home Loan Bank Stock	71,791	48	0.27	71,791	—	—
Interest bearing deposits	432,711	317	0.30	24,998	58	0.94
Federal funds sold & securities purchased under agreements to resell	—	—	—	80,700	1,302	6.54

Total interest-earning assets	11,140,642	126,510	4.61	10,630,126	137,927	5.26

Non-interest earning assets
Cash and due from banks	100,786			100,919
Other non-earning assets	886,094			764,864

Total non-interest earning assets	986,880			865,783
Less: Allowance for loan losses	(235,581)			(134,616)
Deferred loan fees	(7,944)			(9,531)

Total assets	$11,883,997			$11,351,762

Interest bearing liabilities:
Interest bearing demand accounts	$393,865	$315	0.32	$259,535	$254	0.40
Money market accounts	931,918	2,298	1.00	759,930	2,957	1.58
Savings accounts	355,500	194	0.22	311,145	171	0.22
Time deposits	5,201,310	21,677	1.69	4,961,130	35,970	2.94

Total interest-bearing deposits	6,882,593	24,484	1.44	6,291,740	39,352	2.54

Federal funds purchased	—	—	—	16,933	11	0.26
Securities sold under agreements to repurchase	1,560,200	16,312	4.24	1,580,989	15,936	4.09
Other borrowings	912,547	10,039	4.46	1,117,844	10,565	3.83
Long-term debt	171,136	913	2.16	171,136	1,505	3.57

Total interest-bearing liabilities	9,526,476	51,748	2.20	9,178,642	67,369	2.98

Non-interest bearing liabilities
Demand deposits	884,680			734,883
Other liabilities	74,445			137,505
Total equity	1,398,396			1,300,732

Total liabilities and equity	$11,883,997			$11,351,762

Net interest spread (4)			2.41%			2.28%

Net interest income (4)		$74,762			$70,558

Net interest margin (4)			2.72%			2.69%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Three months ended March 31, 2010-2009 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-Earning Assets:
Loans and leases	(6,982)	(1,273)	(8,255)
Taxable securities	6,795	(8,701)	(1,906)
Tax-exempt securities (2)	(139)	(122)	(261)
Federal Home Loan Bank Stock	—	48	48
Deposits with other banks	326	(67)	259
Federal funds sold and securities purchased under agreements to resell	(1,302)	—	(1,302)

Total decrease in interest income	(1,302)	(10,115)	(11,417)

Interest-Bearing Liabilities:
Interest bearing demand accounts	115	(54)	61
Money market accounts	587	(1,246)	(659)
Savings accounts	23	—	23
Time deposits	1,709	(16,002)	(14,293)
Federal funds purchased	(11)	—	(11)
Securities sold under agreements to repurchase	(216)	592	376
Other borrowed funds	(2,134)	1,608	(526)
Long-term debts	—	(592)	(592)

Total increase/(decrease) in interest expense	73	(15,694)	(15,621)

Changes in net interest income	$(1,375)	$5,579	$4,204

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Provision for Loan Losses

The provision for credit losses was $84.0 million for the first quarter of 2010 compared to $91.0 million for the fourth quarter of 2009 and compared to $47.0 million in the first quarter of 2009. The provision for credit losses was based on the review of the adequacy of the allowance for loan losses at March 31, 2010. The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio, including unfunded commitments. The following table summarizes the charge-offs and recoveries for the periods as indicated:

	For the three months ended,
	March 31, 2010	December 31, 2009	March 31, 2009
	(In thousands)
Charge-offs:
Commercial loans	$9,646	$9,713	$11,078
Construction loans- residential	7,882	12,612	17,516
Construction loans- other	17,581	11,394	5,884
Real estate loans (1)	24,157	26,381	1,361
Real estate- land loans	4,751	9,368	2,377

Total charge-offs	64,017	69,468	38,216

Recoveries:
Commercial loans	578	381	198
Construction loans- residential	70	367	—
Construction loans- other	78	—	—
Real estate loans (1)	202	415	—
Real estate- land loans	30	6	—
Installment and other loans	2	2	—

Total recoveries	960	1,171	198

Net Charge-offs	$63,057	$68,297	$38,018

(1)	Real estate loans includes commercial mortgage loans, residential mortgage loans and equity lines.

Total charge-offs of $64.0 million for the first quarter of 2010 included $25.5 million of charge-offs on 19 construction loans, $23.2 million of charge-offs on 23 commercial real estate loans, $9.6 million on 25 commercial loans, $4.8 million of charge-offs on 10 land loans and $916,000 of charge-offs on residential mortgage loans. In the first quarter of 2010, net loan charge-offs decreased $5.2 million, or 7.7%, compared to the fourth quarter of 2009, but remained high as a result of the continuing weak economy.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $4.8 million for the first quarter of 2010, a decrease of $22.9 million compared to the non-interest income of $27.7 million for the first quarter of 2009. The decrease in non-interest income was primarily due to a decrease in securities gains from $22.5 million in the first quarter of 2009 to $3.4 million in the first quarter of 2010. In addition, the net loss for interest rate swaps increased $4.3 million. Offsetting the above decreases was a $547,000 increase in venture capital income.

Non-Interest Expense

Non-interest expense increased $6.6 million, or 17.7%, to $44.2 million in the first quarter of 2010 compared to $37.5 million in the same quarter a year ago. The efficiency ratio was 55.55% in the first quarter of 2010 compared to 38.26% for the same period a year ago due primarily to higher OREO expenses, higher FDIC assessments, higher loss for interest rate swaps, and lower securities gains recorded in the first quarter of 2010.

FDIC and State assessments increased $2.3 million to $5.2 million in the first quarter of 2010 from $2.9 million in the same quarter a year ago due to a higher assessment rate and higher deposit balances. OREO expense increased $1.2 million to $3.3 million in the first quarter of 2010 from $2.1 million in the same quarter a year ago primarily due to write-downs required as a result of a continued decline in real estate values and the expense resulting from increased OREO holdings. Professional service expense increased $1.6 million to $4.6 million in the first quarter of 2010 compared with $3.0 million in the same quarter a year ago due mainly to increases in legal expenses, professional expenses, and collection expenses. Other operating expense increase of $3.3 million was primarily due to a $909,000 FHLB advance prepayment penalty, a $483,000 write-down on transfers from loans held for sale to OREOs, and a $1.8 million write-down on fair value of loans held for sale.

Offsetting the above described increases were decreases of $1.7 million in salaries and employee benefits due primarily to a $321,000 decrease in option compensation expense, a $581,000 decrease in salaries and payroll taxes, and a $771,000 decrease in bonus accruals, 401K employer contributions, other benefits and deferred loan costs.

Income Taxes

The effective tax rate was 47.3% for the first quarter of 2010 compared to 23.7% for the first quarter of 2009, and compared to 48.1% for the full year 2009. The tax benefit for the first quarter of 2010 resulted from the pretax loss for the quarter and the utilization of low income housing tax credits.

Balance Sheet Review

Assets

Total assets were $11.9 billion at March 31, 2010, an increase of $282.3 million, or 2.4%, from $11.6 billion at December 31, 2009, primarily due to increases of $307.3 million, or 10.5%, in securities available-for-sale, offset by a decrease of $46.6 million, or 0.7%, in gross loans, excluding loans held for sale.

Investment Securities

Investment securities represented 32.50% of total assets at March 31, 2010, compared with 30.64% of total assets at December 31, 2009. The carrying value of investment securities at March 31, 2010, was $3.86 billion compared with $3.55 billion at December 31, 2009. Securities available-for-sale are carried at fair value and had a net unrealized gain of $12.5 million at March 31, 2010, compared with a net unrealized loss of $1.4 million at December 31, 2009. Book value for securities held-to-maturity was $635.2 million at March 31, 2010, and $635.0 million at December 31, 2009.

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of March 31, 2010, and December 31, 2009:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$109,887	$1,676	$—	$111,563
Mortgage-backed securities	525,321	—	2,510	522,811

Total securities held-to-maturity	$635,208	$1,676	$2,510	$634,374

Securities Available-for-Sale
U.S. government sponsored entities	1,613,045	2,107	2,108	1,613,044
State and municipal securities	9,547	95	—	9,642
Mortgage-backed securities	1,507,505	13,930	1,046	1,520,389
Collateralized mortgage obligations	45,396	344	1,242	44,498
Asset-backed securities	262	—	40	222
Corporate bonds	10,246	512	—	10,758
Preferred stock of government sponsored entities	1,061	237	4	1,294
Other securities-foreign	21,795	11	95	21,711
Other equity securities	1,050	—	201	849

Total securities available-for-sale	$3,209,907	$17,236	$4,736	$3,222,407

Total investment securities	$3,845,115	$18,912	$7,246	$3,856,781

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,876	$1,187	$—	$101,063
Mortgage-backed securities	535,139	—	7,294	527,845

Total securities held-to-maturity	$635,015	$1,187	$7,294	$628,908

Securities Available-for-Sale
U.S. treasury securities	$13,825	$—	$77	$13,748
U.S. government sponsored entities	873,290	1,284	3,230	871,344
State and municipal securities	12,750	109	36	12,823
Mortgage-backed securities	1,939,821	9,730	7,375	1,942,176
Collateralized mortgage obligations	49,161	266	1,638	47,789
Asset-backed securities	312	—	63	249
Corporate bonds	10,246	—	489	9,757
Preferred stock of government sponsored entities	1,061	211	—	1,272
Other securities-foreign	14,975	—	84	14,891
Other equity securities	1,050	—	—	1,050

Total securities available-for-sale	$2,916,491	$11,600	$12,992	$2,915,099

Total investment securities	$3,551,506	$12,787	$20,286	$3,544,007

ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an entity must recognize an other-than-temporary impairment (“OTTI”). If an entity does not intend to sell the debt security and will not be required to sell the debt security, the entity must consider whether it will recover the amortized cost basis of the security. If the present value of expected cash flows is less than the amortized cost basis of the security, OTTI shall be considered to have occurred. OTTI is then separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. An entity determines the impairment related to credit losses by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. OTTI related to the credit loss is then recognized in earnings. OTTI related to all other factors is recognized in other comprehensive income. OTTI not related to the credit loss for a held-to-maturity security should be recognized separately in a new category of other comprehensive income and amortized over the remaining life of the debt security as an increase in the carrying value of the security only when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its remaining amortized cost basis. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale securities that have declined below their cost before their anticipated recovery. At March 31, 2010, there was no other-than-temporary impairment recognized in earnings. Other-than-temporary impairment related to all other factors was recognized in other comprehensive income.

Between 2002 and 2004, we purchased a number of mortgage-backed securities and collateralized mortgage obligations comprised of interests in non-agency guaranteed residential mortgages. At March 31, 2010, the remaining par value was $12.8 million for non-agency guaranteed mortgage-backed securities with unrealized losses of $841,000 and $40.2 million of collateralized mortgage obligations with unrealized losses of $1.2 million. The remaining par value of these securities totaled $52.9 million which represents 1.4% of the fair value of investment securities and 0.5% of total assets. At March 31, 2010, the unrealized loss for these securities totaled $2.0 million which represented 3.8% of the par amount of these non-agency guaranteed residential mortgages. Based on the Company’s analysis at March 31, 2010, there was no “other-than-temporary” impairment in these securities due to the low loan to value ratio for the loans underlying these securities, the credit support provided by junior tranches of these securitizations, and the continued AAA rating for all but four issues of these securities. The Company’s analysis also indicated the continued full ultimate collection of principal and interest for the four issues that were no longer rated AAA.

The temporarily impaired securities represent 39.6% of the fair value of investment securities as of March 31, 2010. Unrealized losses for securities with unrealized losses for less than twelve months represent 0.3%, and securities with unrealized losses for twelve months or more represent 5.1%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased. All of these securities are investment grade as of March 31, 2010. At March 31, 2010, 13 issues of securities had unrealized losses for 12 months or longer and 42 issues of securities had unrealized losses of less than 12 months.

At March 31, 2010, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our consolidated statements of operations. The table below shows the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of March 31, 2010, and December 31, 2009:

	As of March 31, 2010
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
Mortgage-backed securities	$522,811	$2,510	12	—	—	—	$522,811	$2,510	12

Total securities held-to-maturity	522,811	2,510	12	—	—	—	522,811	2,510	12

Securities Available-for-Sale
U.S. government sponsored entities	817,023	2,108	19	—	—	—	817,023	2,108	19
Mortgage-backed securities	137,943	197	6	662	8	2	138,605	205	8
Mortgage-backed securities-Non-agency	—	—	—	11,889	841	3	11,889	841	3
Collateralized mortgage obligations	162	10	1	27,050	1,232	8	27,212	1,242	9
Asset-backed securities	—	—	—	222	40	1	222	40	1
Preferred stock of government sponsored entities	121	4	1	—	—	—	121	4	1
Other securities-foreign organization	7,805	95	1	—	—	—	7,805	95	1
Other equity securities	849	201	1	—	—	—	849	201	1

Total securities available-for-sale	963,903	2,615	29	39,823	2,121	14	1,003,726	4,736	43

Total investment securities	$1,486,714	$5,125	41	$39,823	$2,121	14	$1,526,537	$7,246	55

	As of December 31, 2009
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
Mortgage-backed securities	$527,845	$7,294	12	—	—	—	$527,845	$7,294	12

Total securities held-to-maturity	527,845	7,294	12	—	—	—	527,845	7,294	12

Securities Available-for-Sale
U.S. Treasury entities	$13,748	$77	2	$—	$—	—	$13,748	$77	2
U.S. government sponsored entities	408,888	3,230	9	—	—	—	408,888	3,230	9
State and municipal securities	—	—	—	659	36	1	659	36	1
Mortgage-backed securities	1,050,968	6,216	32	855	3	5	1,051,823	6,219	37
Mortgage-backed securities-Non-agency	—	—	—	12,302	1,156	3	12,302	1,156	3
Collateralized mortgage obligations	30,870	955	4	8,304	683	8	39,174	1,638	12
Asset-backed securities	—	—	—	249	63	1	249	63	1
Corporate bonds	249	1	1	9,508	488	3	9,757	489	4
Other securities-foreign organization	14,891	84	3	—	—	—	14,891	84	3

Total securities available-for-sale	1,519,614	10,563	51	31,877	2,429	21	1,551,491	12,992	72

Total investment securities	$2,047,459	$17,857	63	$31,877	$2,429	21	$2,079,336	$20,286	84

Loans

Gross loans, excluding loans held for sale, were $6.85 billion at March 31, 2010, a decrease of $46.6 million, or 0.7%, from $6.90 billion at December 31, 2009, primarily due to decreases of $61.7 million, or 1.5%, in commercial mortgage loans and decreases of $44.4 million, or 7.1%, in construction loans offset by increases of $38.2 million, or 5.6%, in residential mortgage loans. Decreases in gross loans was a result of a continued weak economy, loan charge-offs and the transfer of loans to OREO in the first quarter of 2010.

At March 31, 2010, commercial mortgage loans represented approximately 58.4% of the Bank’s gross loans compared to 58.9% at year-end 2009.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	March 31, 2010	% of Gross Loans	December 31, 2009	% of Gross Loans	% Change
	(Dollars in thousands)
Type of Loans
Commercial	$1,323,558	19.3%	$1,307,880	19.0%	1.2%
Residential mortgage	720,497	10.5	682,291	9.9	5.6
Commercial mortgage	4,003,434	58.4	4,065,155	58.9	(1.5)
Equity lines	201,876	3.0	195,975	2.8	3.0
Real estate construction	581,662	8.5	626,087	9.1	(7.1)
Installment	13,617	0.2	13,390	0.2	1.7
Other	7,905	0.1	8,364	0.1	(5.5)

Gross loans and leases	$6,852,549	100%	$6,899,142	100%	-0.7%
Allowance for loan losses	(233,120)		(211,889)		10.0
Unamortized deferred loan fees	(8,017)		(8,339)		(3.9)

Total loans and leases, net	$6,611,412		$6,678,914		-1.0%

Loans held for sale	20,944		54,826

Asset Quality Review

Non-performing Assets

Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, and other real estate owned. The Company’s policy is to place loans on non-accrual status if interest and/or principal is past due 90 days or more, or in cases where management deems the full collection of principal and interest unlikely. After a loan is placed on non-accrual status, any previously accrued but unpaid interest is reversed and charged against current income and subsequent payments received are generally first applied towards the outstanding principal balance of the loan. Depending on the circumstances, management may elect to continue the accrual of interest on certain past due loans if partial payment is received and/or the loan is well collateralized and in the process of collection. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

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

The ratio of non-performing assets, excluding non-accrual loans held for sale, to total assets was 3.5% at March 31, 2010, compared to 3.0% at December 31, 2009, and compared to 2.6% at March 31, 2009. Total non-performing portfolio assets increased $61.5 million, or 17.5%, to $413.1 million at March 31, 2010, compared with $351.7 million at December 31, 2009, primarily due to a $40.9 million increase in OREO, a $14.7 million increase in non-accrual loans, and a $5.9 million increase in 90 days or more past due still accruing loans. Total non-performing portfolio assets increased $119.1 million, or 40.5%, to $413.1 million at March 31, 2010, compared with $294.0 million at March 31, 2009, due to a $74.1 million increase in non-accrual loans, a $46.9 million increase in OREO, and a $899,000 increase in 90 days or more past due still accruing loans.

As a percentage of gross loans, excluding loans held-for-sale, plus other real estate owned, our non-performing assets increased to 5.93% at March 31, 2010, from 5.05% at December 31, 2009. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 79.01% at March 31, 2010, from 77.36% at December 31, 2009.

The following table presents the breakdown of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	March 31, 2010	December 31, 2009	% Change	March 31, 2009	% Change
Non-performing assets
Accruing loans past due 90 days or more	$5,912	$—	100	$5,013	18
Non-accrual portfolio loans:
Construction- residential	38,811	54,490	(29)	123,473	(69)
Construction- non-residential	44,592	36,797	21	18,545	140
Land	34,254	40,534	(15)	17,902	91
Commercial real estate, excluding land	141,078	112,774	25	30,723	359
Commercial	26,793	26,570	1	24,357	10
Residential mortgage	9,833	9,478	4	6,224	58

Total non-accrual loans:	$295,361	$280,643	5	$221,224	34

Total non-performing loans	301,273	280,643	7	226,237	33
Other real estate owned and other assets	111,858	71,014	58	67,799	65

Total non-performing assets	$413,131	$351,657	17	$294,036	41

Performing troubled debt restructurings	$43,264	$54,992	(21)	$4,037	972
Non-accrual loans held for sale	$20,944	$54,826	(62)	$—	100
Allowance for loan losses	$233,120	$211,889	10	$132,393	76
Allowance for off-balance sheet credit commitments	4,919	5,207	(6)	6,014	(18)

Allowance for credit losses	$238,039	$217,096	10	$138,407	72

Total gross loans outstanding at period-end (1)	$6,852,549	$6,899,142	(1)	$7,393,637	(7)
Allowance for loan losses to non-performing loans, at period-end (2)	77.38%	75.50%		58.52%
Allowance for loan losses to gross loans, at period-end (1)	3.40%	3.07%		1.79%
Allowance for credit losses to non-performing loans, at period-end (2)	79.01%	77.36%		61.18%
Allowance for credit losses to gross loans, at period-end (1)	3.47%	3.15%		1.87%

(1)	Excludes loans held for sale at period-end.
(2)	Excludes non-accrual loans held for sale at period-end.

Non-accrual Loans

At March 31, 2010, total non-accrual portfolio loans, excluding non-accrual loans held for sale, were $295.4 million, an increase of $14.8 million, or 5.2%, from $280.6 million at December 31, 2009, and an increase of $74.2 million, or 33.5%, from $221.2 million at March 31, 2009. The allowance for the collateral-dependent loans is calculated by the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contract, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status. A summary of non-accrual loans by collateral type as of March 31, 2010, and as of December 31, 2009, is shown below:

	As of March 31, 2010
	California	No. of Loans	Other States	No. of Loans	Total	No. of Loans
	(Dollars in thousands except no. of loans)
Collateral Type
Non-accrual portfolio loans
Commercial real estate	$89,300	24	$51,778	23	$141,078	47
Commercial	23,210	27	3,583	8	26,793	35
Construction- residential	38,065	7	746	3	38,811	10
Construction- non-residential	30,503	5	14,089	2	44,592	7
Residential mortgage	8,255	31	1,578	8	9,833	39
Land	18,071	15	16,183	5	34,254	20

Total non-accrual portfolio loans	$207,404	109	$87,957	49	$295,361	158

Non-accrual loans held for sale	$20,358	4	$586	1	$20,944	5

	As of December 31, 2009
	California	No. of Loans	Other States	No. of Loans	Total	No. of Loans
	(Dollars in thousands except no. of loans)
Collateral Type
Non-accrual portfolio loans
Commercial real estate	$82,106	22	$30,667	25	$112,773	47
Commercial	22,873	31	3,697	9	26,570	40
Construction- residential	50,322	9	4,168	4	54,490	13
Construction- non-residential	35,972	8	825	1	36,797	9
Residential mortgage	6,922	25	2,556	11	9,478	36
Land	20,706	14	19,828	6	40,534	20

Total non-accrual portfolio loans	$218,901	109	$61,741	56	$280,642	165

Non-accrual loans held for sale	$25,628	6	$29,198	4	$54,826	10

Included in non-accrual commercial real estate loans is a loan with an outstanding balance of $47.6 million to a borrower who filed for bankruptcy in March 2009. While the loan is on non-accrual at March 31, 2010, a settlement is expected to be reached with the borrower which will require monthly interest and loan payments without any forgiveness of principal.

At March 31, 2010, non-accrual loans held for sale decreased $33.9 million, or 61.8%, from $54.8 million at December 31, 2009, to $20.9 million due to the recognition of the sale of a loan for $26 million upon the receipt of the cash portion of the purchase price, the transfer of four loans totaling $6.0 million to OREO with write-downs of $0.4 million, and write-downs of $1.8 million to fair value of loans held for sale at March 31, 2010. Loans held for sale were comprised of a $13.6 million residential construction loan and $7.3 million for four commercial real estate loans.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	March 31, 2010		December 31, 2009
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/Multi-family residence	$52,825	$6,245	$69,408	$6,305
Commercial real estate	181,489	956	159,031	1,076
Land	34,254	—	25,634	—
Personal Property (UCC)	—	19,592	—	18,063
Other	—	—	—	1,126

Total	$268,568	$26,793	$254,073	$26,570

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

	March 31, 2010		December 31, 2009
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$187,476	$1,294	$182,512	$664
Wholesale/Retail	69,462	23,432	60,285	22,602
Food/Restaurant	821	232	849	338
Import/Export	1,797	1,835	1,797	2,966
Other	9,012	—	8,630	—

Total	$268,568	$26,793	$254,073	$26,570

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

Other Real Estate Owned

At March 31, 2010, other real estate owned totaled $111.9 million which was $40.9 million, or 57.5%, higher compared to $71.0 million at December 31, 2009, and increased $46.9 million, or 72.3%, from $64.9 million at March 31, 2009. At March 31, 2010, $72.0 million of OREO was located in California, $14.1 million of OREO was located in Nevada, $14.1 million of OREO was located in Texas, $8.7 million of OREO was located in the state of Washington, and $3.0 million was located in all other states.

A summary of OREO by property type as of March 31, 2010, and as of December 31, 2009, is shown below:

	As of March 31, 2010
Property Type	California	No. of Properties	Other States	No. of Properties	Total	No. of Properties
	(Dollars in millions except no. of properties)
Construction- residential	$11.1	4	$9.3	5	$20.4	9
Construction- non-residential	20.4	6	5.6	4	26.0	10
Land- residential	18.6	8	16.0	5	34.6	13
Land- non-residential	5.0	1	1.0	1	6.0	2
Multi-family residence	—	—	0.3	2	0.3	2
Single family residence	1.2	7	1.6	4	2.8	11
Shopping center and retail store	0.0	2	1.6	1	1.6	3
Other non-farm, non-residential	15.7	11	4.5	6	20.2	17

Total OREOs	$72.0	39	$39.9	28	$111.9	67

	As of December 31, 2009
Property Type	California	No. of Properties	Other States	No. of Properties	Total	No. of Properties
	(Dollars in millions except no. of properties)
Construction- residential	$1.4	1	$1.0	1	$2.4	2
Construction- non-residential	11.0	3	—	—	11.0	3
Land- residential	17.9	6	3.3	2	21.2	8
Multi-family residence	2.7	3	6.0	4	8.7	7
Single family residence	5.0	8	1.9	7	6.9	15
Shopping center and retail store	6.3	4	1.2	2	7.5	6
Other non-farm, non-residential	7.3	7	6.0	7	13.3	14

Total OREOs	$51.6	32	$19.4	23	$71.0	55

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

A summary of TDR by type of concession and by accrual and non-accrual status is shown below:

	Accruing		Non-accrual		Total
	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans
	(Dollars in thousands, except no. of loans)
As of March 31, 2010
Interest deferral	$8,865	1	$5,484	2	$14,349	3
Principal deferral	25,130	10	16,910	6	42,040	16
Principal & interest deferral	—	—	1,008	3	1,008	3
Rate reduction and forgiveness of principal	9,269	1	—	—	9,269	1
Rate reduction and payment deferral	—	—	4,022	3	4,022	3

Total	$43,264	12	$27,424	14	$70,688	26

As of December 31, 2009
Interest deferral	$8,864	1	$5,764	2	$14,628	3
Principal deferral	34,716	9	9,322	6	44,038	15
Rate reduction	863	3	8,886	1	9,749	4
Rate reduction and forgiveness of principal	10,549	1	—	—	10,549	1
Rate reduction and payment deferral	—	—	17,637	3	17,637	3

Total	$54,992	14	$41,609	12	$96,601	26

Troubled debt restructurings, the loans have, pursuant to the Bank’s policy, performed under the restructured terms and have demonstrated sustained performance under the modified terms for six months before being returned to accrual status. The sustained performance considered by management pursuant to its policy includes the periods prior to the modification if the prior performance met or exceeded the modified terms. This would include cash paid by the borrower prior to the restructure to set up interest reserves. Troubled debt restructurings on accrual status totaled $43.3 million at March 31, 2010, and were comprised of 12 loans, a decrease of $11.7 million, or 21.3%, compared to 14 loans totaling $55.0 million at December 31, 2009. TDRs at March 31, 2010, were comprised of four office and commercial use buildings of $18.6 million, two multi-family residential loans of $10.0 million, a hotel loan of $10.3 million, three land loans of $3.4 million, a commercial condo loan of $427,000 and a single family residential loan of $479,000. TDRs at December 31, 2009, were comprised of four office and commercial use buildings of $28.3 million, three multi-family residential loans of $11.6 million, a hotel loan of $10.3 million, two land loans of $2.3 million, three shopping center loans of $2.1 million and a single family residential loan of $485,000. The Company expects that the troubled debt restructuring loans on accruing status as of March 31, 2010, which are all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on $34.0 million of these loans and the additional collateral contributed on the $9.3 million construction loan concurrent with the Bank’s forgiveness of $4.2 million of the principal balance. The average rate on commercial real estate TDRs was 5.03% compared to 6.17% earned on the entire commercial portfolio in the first quarter of 2010. One residential mortgage TDR was at 5% compared to 5.21% earned on the entire residential mortgage portfolio in the first quarter of 2010.

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over ninety days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally a loan amount less than $100,000, are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are based on “as is” or bulk sale valuations. To ensure that appraised values remain current, we generally obtain an updated appraisal every six months from qualified independent appraisers. Furthermore, if the most current appraisal is dated more than three months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral. If the third party market data indicates that the value of our collateral property values has declined since the most recent valuation date, we adjust downward the value of the property to reflect current market conditions. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 5% to 10% of the fair value, depending on the size of impaired loan, is charged off against the allowance for loan losses. Non-accrual impaired loans are not returned to accruing status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due and are continued to be reviewed for continued impairment until they are no longer reported as troubled debt restructurings.

We identified impaired loans with a recorded investment of $359.6 million at March 31, 2010, compared to $390.5 million at December 31, 2009. We considered all non-accrual loans to be impaired. As of March 31, 2010, $268.6 million, or 90.9%, of the $295.4 million of non-accrual portfolio loans were secured by real estate compared to $254.1 million, or 90.5%, of the $280.6 million of non-accrual loans were secured by real estate. While increases in the non-accrual loan balance are indicative of an overall loan portfolio deterioration, increased percentages of well-secured collateral-dependent loans within the non-accrual loan breakdown provide less need of corresponding increases to the allowance for loan losses. In light of declining property values in the current economic downturn affecting the real estate markets, the Bank has obtained current appraisals, sales contract, or other available market price information which provides updated factors in evaluating potential loss.

At March 31, 2010, $19.0 million of the $233.1 million allowance for loan losses was allocated for impaired loans and $214.1 million was allocated to the general allowance compared to $15.1 million of the $211.9 million allowance for loan losses was allocated for impaired loans and $196.8 million was allocated to the general allowance at December 31, 2009. The remainder of the allowance for loan losses is a general allowance and has decreased slightly from December 31, 2009 as a result of charge-offs of impaired loans. For the quarter ended March 31, 2010, net loan charge-offs were $63.1 million, or 3.71%, of average loans compared to $38.0 million, or 2.07%, of average loans in the same quarter a year ago. The increase in the allowance for loan losses in the first quarter of 2010 is directionally consistent with the underlying credit quality of the applicable loan portfolios and net charge-offs.

The allowance for credit losses to non-accrual loans increased to 80.6% at March 31, 2010, from 77.4% at December 31, 2009. Included in non-accrual commercial real estate loans is a loan with an outstanding balance of $47.6 million to a borrower who filed for bankruptcy in March 2009. While the loan is on non-accrual at March 31, 2010, a settlement is expected to be reached with the borrower which will require monthly interest and loan payments without any forgiveness of principal.

The following table presents impaired loans and the related allowance and charge-off as of the dates indicated:

	Impaired Loans
	At March 31, 2010
	Balance	Allowance	Allowance as a % of Balance	Cumulative Charge-off	Cumulative Charge-off as a % of Balance
	(Dollars in thousands)
With no allocated allowance
Without charge-off	$119,726	$—	—	$—	—
With charge-off	87,795	—	—	60,419	40.76%
With allocated allowance
Without charge-off	12,449	924	7.42%	—	—
With charge-off	139,599	18,099	12.96%	42,866	23.49%

Total	$359,569	$19,023	5.29%	$103,285	22.31%

Allowance allocated to impaired loans as a percentage to balance of impaired loans with allowance allocated		12.51%

	At December 31, 2009
	Balance	Allowance	Allowance as a % of Balance	Cumulative Charge-off	Cumulative Charge-off as a % of Balance
	(Dollars in thousands)
With no allocated allowance
Without charge-off	$153,380	$—	—	$—	—
With charge-off	84,886	—	—	39,414	31.71%
With allocated allowance
Without charge-off	27,388	934	3.41%	—	—
With charge-off	124,807	14,199	11.38%	61,792	33.11%

Total	$390,461	$15,133	3.88%	$101,206	20.58%

Allowance allocated to impaired loans as a percentage to balance of impaired loans with allowance allocated		9.94%

For impaired loans, the amounts previously charged off represent 22.3% at March 31, 2010 and 20.6% at December 31, 2009, of the contractual balances for impaired loans. At March 31, 2010, $119.7 million of impaired loans had no allocated allowance and had no previous charge-offs compared to $153.4 million at December 31, 2009. At March 31, 2010, performing troubled debt restructuring loans total $34.0 million and are included in the $119.7 million total for impaired loans. The remaining $85.7 million of impaired loans with no allocated allowance and no previous charge-offs were comprised of a loan of $47.6 million which is expected to be restructured during the second quarter of 2010 with no loss and 63 other loans totaling $38.1 million where the fair value of the collateral exceeded the loan amounts. Despite the significant deterioration in the real estate values in our market area, many of the loans originated by the Bank were originally made with loan-to-value ratios below 70%, such that even after taking the sometimes significant market depreciation into consideration, the current value of the underlying collateral continues to exceed the loan balance. The impaired loans included in the table above are comprised of $26.8 million in commercial loans and $332.8 million in real estate loans as of March 31, 2010, and comprised of $38.8 million in commercial loans and $351.7 million in real estate loans as of December 31, 2009.

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

A summary of loans with interest reserves follows:

	Balance	Remaining Interest Reserves	Loans Extended
	(In thousands)
At March 31, 2010

Construction loans	$259,163	$28,351	$146,471
Land loans	6,910	396	3,375

Total	$266,073	$28,747	$149,846

At December 31, 2009

Construction loans	$325,689	$29,121	$136,483
Land loans	11,752	591	3,722

Total	$337,441	$29,712	$140,205

At March 31, 2010, the Bank had no loans on nonaccrual status with available interest reserves. At March 31, 2009, $65.5 million of nonaccrual residential construction loans, $31.5 million of nonaccrual non-residential construction loans, and $17.1 million of nonaccrual land loans had been originated with pre-established interest reserves. At December 31, 2009, $54.4 million of nonaccrual residential construction loans, $37.0 million of nonaccrual non-residential construction loans, and $20.9 million of nonaccrual land loans had been originated with pre-established interest reserves. While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity. Typically, these extensions are required due to construction delays, delays in sales or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activity is with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; and Edison, New Jersey. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral. There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of March 31, 2010, and as of December 31, 2009.

The federal banking regulatory agencies issued final guidance on December 6, 2006 on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: total reported loans for construction, land development and other land represent 100% of the institution’s total risk-based capital, and both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. Total loans for construction, land development and other land represented 68% of total risk-based capital as of December 31, 2009, and 59% as of March 31, 2010. Total CRE loans represented 332% of total risk-based capital as of December 31, 2009, and 314% as of March 31, 2010. In January 2010, the Bank reduced its internal limit for CRE loans from 400% of total capital to 300% of total capital to be achieved no later than December 2011. Based on recent trends in the reduction in CRE loans, the Bank expects its CRE loans to be less than 300% of total capital by December 31, 2010 without the need to engage in sales of performing CRE loans. Reductions in CRE loans during the remainder of 2010 are not expected to have a material impact on our balance sheet or results of operations or to pose a significant risk to our franchise.

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

The allowance for loan losses was $233.1 million and the allowance for off-balance sheet unfunded credit commitments was $4.9 million at March 31, 2010, and represented the amount that the Company believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio. The allowance for credit losses, the sum of allowance for loan losses and for off-balance sheet unfunded credit commitments, was $238.0 million at March 31, 2010, compared to $217.1 million at December 31, 2009, an increase of $20.9 million, or 9.6%. The allowance for credit losses represented 3.47% of period-end gross loans, excluding loans held for sale, and 79.0% of non-performing portfolio loans at March 31, 2010. The comparable ratios were 3.15% of period-end gross loans and 77.4% of non-performing loans at December 31, 2009. The following table sets forth information relating to the allowance for credit losses for the periods indicated:

	For the three months ended
	March 31, 2010	March 31, 2009	December 31, 2009
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$211,889	$122,093	$189,370
Provision for credit losses	84,000	47,000	91,000
Transfers from (to) reserve for off-balance sheet credit commitments	288	1,318	(184)
Charge-offs :
Commercial loans	(9,646)	(11,078)	(9,713)
Construction loans-residential	(7,882)	(17,516)	(12,612)
Construction loans-other	(17,581)	(5,884)	(11,394)
Real estate loans	(24,157)	(1,361)	(26,381)
Real estate land loans	(4,751)	(2,377)	(9,368)

Total charge-offs	(64,017)	(38,216)	(69,468)
Recoveries:
Commercial loans	578	198	381
Construction loans-residential	70	—	367
Construction loans-other	78	—	—
Real estate loans	202	—	415
Real estate-land loans	30	—	6
Installment loans and other loans	2	—	2

Total recoveries	960	198	1,171

Balance at end of period	$233,120	$132,393	$211,889

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$5,207	$7,332	$5,023
Provision (reversal) for credit losses/transfers	(288)	(1,318)	184

Balance at end of period	$4,919	$6,014	$5,207

Average loans outstanding during period ended (1)	$6,900,458	$7,459,092	$7,056,275
Total gross loans outstanding, at period-end (1)	$6,852,549	$7,393,637	$6,899,142
Total non-performing loans, at period-end (1)	$301,273	$226,237	$280,643
Ratio of net charge-offs to average loans outstanding during the period	3.71%	2.07%	3.84%
Provision for credit losses to average loans outstanding during the period	4.94%	2.56%	5.12%
Allowance for credit losses to non-performing loans at period-end	79.01%	61.18%	77.36%
Allowance for credit losses to gross loans at period-end	3.47%	1.87%	3.15%

(1)	Excludes loans held for sale at period end.

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

•

General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and common risk characteristics. The non-impaired loans are grouped into twenty-three segments: two commercial segments, ten commercial real estate segments, three residential construction segments, three non-residential construction segments, one SBA segment, one installment loans segment, one residential mortgage segment, one equity lines of credit segment and one overdrafts segment. The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which takes into account the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, and environmental factors which include the trends in delinquency and non-accrual, and other significant factors, such as national and local economy, the volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and the concentration of credit. In addition, management reviews reports on past-due loans to ensure appropriate classifications. During the third quarter of 2007, we revised our minimum loss rates for loans rated Special Mention and Substandard to incorporate the results of a classification migration model reflecting actual losses beginning in 2003. Beginning in the third quarter of 2007, minimum loss rates have been assigned for loans graded Minimally Acceptable instead of grouping these loans with the unclassified portfolio. During the second quarter of 2009, in light of the continued deterioration in the economy and the increases in non-accrual loans and charge-offs, and based in part on regulatory considerations, we shortened the period used in the migration analysis from five years to four years to better reflect the impact of the most recent charge-offs, which increased the allowance for loan and lease losses by $3.9 million; we increased the general allowance to reflect the higher loan delinquency trends, the weaker national and local economy and the increased difficulty in assigning loan grades, which increased the allowance for loan and lease losses by $13.2 million, and we also applied the environmental factors described above to loans rated Minimally Acceptable, Special Mention and Substandard, which increased the allowance for loan and lease losses by $11.8 million. During the fourth quarter of 2009, we changed our migration loss analysis to reduce the weighting of the first two years of the four year migration analysis by half to better reflect the impact of more recent losses, and further segmented the construction loan portfolios into three geographic segments. The changes made during the fourth quarter of 2009 did not have a significant impact on the allowance for loan losses. During the first quarter of 2010, we increased the number of segments for commercial real estate loans from one to ten. In addition, we changed our migration loss analysis to use as the reserve factor for loans rated Pass the total weighted average losses during the last four years for each loan segment as well as the weighting for the four year migration so that the first two years are weighted one third and the most recent two years are weighted two thirds. The changes made during the first quarter of 2010 increased the allowance for loan losses by $10.4 million.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans
Type of Loans:
Commercial loans	$57,445	19.1%	$57,815	20.2%
Residential mortgage loans (1)	7,250	12.9	8,480	11.4
Commercial mortgage loans	121,633	58.5	100,494	56.8
Real estate construction loans	46,747	9.2	45,086	11.3
Installment loans	45	0.2	14	0.2
Other loans	—	0.1	—	0.1

Total	$233,120	100%	$211,889	100%

(1)	Residential mortgage loans includes equity lines.

The allowance allocated to commercial loans slightly decreased from $57.8 million at December 31, 2009, to $57.4 million at March 31, 2010. At March 31, 2010, thirty-five commercial loans totaling $26.8 million were on non-accrual status and no commercial loans was past due 90 days and still accruing interest. At December 31, 2009, forty commercial loans totaling $26.6 million were on non-accrual status and no commercial loans were past due 90 days and still accruing interest. Commercial loans comprised 7.5% of impaired loans and 8.5% of non-accrual loans at March 31, 2010, compared to 9.9% of impaired loans and 9.5% of non-accrual portfolio loans at December 31, 2009.

The allowance allocated to commercial mortgage loans increased from $100.5 million at December 31, 2009, to $121.6 million at March 31, 2010, which was due to increases in non-accrual loans as well as loans risk graded Watch and Special Mention. The overall allowance for total commercial mortgage loans was 3.0% for the first quarter ended March 31, 2010, and 2.5% for the year ended December 31, 2009. At March 31, 2010, 67 commercial mortgage loans, excluding non-accrual loans held for sale, totaling $175.3 million were on non-accrual status and two commercial mortgage loans totaling $5.9 million were past due 90 days and still accruing interest. At December 31, 2009, forty-seven commercial mortgage loans, excluding non-accrual loans held for sale, totaling $112.8 million were on non-accrual status and no commercial mortgage loan was past due 90 days and still accruing interest. Commercial mortgage loans comprised 62.7% of impaired loans, 57.7% of non-accrual loans, and 100% of loans over 90 days still on accrual status at March 31, 2010, compared to 59.8% of impaired loans and 54.6% of non-accrual portfolio loans, and zero percent of loans over 90 days still on accrual status at December 31, 2009.

The allowance allocated for construction loans increased $1.6 million to $46.7 million, or 7.8%, of construction loans at March 31, 2010, compared to $45.1 million, or 7.2%, of construction loans at December 31, 2009, primarily due to higher reserves for non-impaired loans as a result of the updated loss migration for the first quarter of 2010. At March 31, 2010, 17 construction loans, excluding non-accrual loans held for sale, totaling $83.4 million were on non-accrual status and no construction loan was past due 90 days and still accruing interest. Construction loans comprised 27.0% of impaired loans, 30.7% of non-accrual loans, and zero percent of loans over 90 days still on accrual status at March 31, 2010, compared to 27.7% of impaired loans, 32.5% of non-accrual loans, and zero percent of loans over 90 days still on accrual status at December 31, 2009.

The allowance allocated to residential mortgage loans and equity lines decreased $1.2 million, to $7.3 million at March 31, 2010, from $8.5 million at December 31, 2009, due to a lower reserve based on loss experience and environmental factors.

Deposits

Total deposits were $7.7 billion at March 31, 2010, an increase of $241.2 million, or 3.2%, from $7.5 billion at December 31, 2009, primarily due to increases of $99.3 million, or 2.9%, in time deposits of $100,000 or more and increases of $163.8 million, or 10.7%, in time deposits under $100,000. The following table displays the deposit mix as of the dates indicated:

	March 31, 2010	% of Total	December 31, 2009	% of Total
	(Dollars in thousands)
Deposits
Non-interest-bearing demand	$854,654	11.0%	$864,551	11.5%
NOW	360,466	4.6	337,304	4.5
Money market	901,050	11.6	943,164	12.6
Savings	354,717	4.6	347,724	4.6
Time deposits under $100,000	1,693,753	21.9	1,529,954	20.4
Time deposits of $100,000 or more	3,581,638	46.3	3,482,343	46.4

Total deposits	$7,746,278	100.0%	$7,505,040	100.0%

Borrowings

Borrowings include Federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and other borrowings from financial institutions.

Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 4.18% at March 31, 2010, compared to $1.6 billion with a weighted average rate of 4.19% at December 31, 2009. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million are with initial fixed rates ranging from 1.00% and 3.50% with initial fixed rate terms ranging from six months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. At March 31, 2010, there was one short-term securities sold under agreements to repurchase of $9.0 million at the rate of 1.1% which matured on April 2, 2010. The table below provides summary data for long-term securities sold under agreements to repurchase as of March 31, 2010:

Securities Sold Under Agreements to Repurchase
(Dollars in millions)	Fixed-to-floating				Floating-to-fixed				Total
Callable	All callable at March 31, 2010				All callable at March 31, 2010
Rate type	Float Rate				Fixed Rate
Rate index	8% minus 3 month LIBOR

Maximum rate	3.75%	3.50%	3.50%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	5	4	1	2	1	10	4	30
Amount	$150.0	$250.0	$200.0	$50.0	$100.0	$50.0	$550.0	$200.0	$1,550.0
Weighted average rate	3.75%	3.50%	3.50%	3.25%	4.77%	4.83%	4.54%	5.00%	4.18%
Final maturity	2014	2014	2015	2015	2011	2012	2014	2017

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.8 billion as of March 31, 2010, and as of December 31, 2009.

Total advances from the FHLB decreased $65.0 million to $864.4 million at March 31, 2010, from $929.4 million at December 31, 2009. During the first quarter of 2010, the Company prepaid $65.0 million advances from the FHLB with prepayment penalty of $909,000. Non-puttable advances totaled $164.4 million with a weighted rate of 5.27% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at March 31, 2010. The FHLB has the right to terminate the puttable transaction at par at each three-month anniversary after the first puttable date. As of March 31, 2010, all puttable FHLB advances were puttable, but the FHLB had not exercised its right to terminate any of the puttable transactions. At March 31, 2010, the Company had unused borrowing capacity from the FHLB of $563.4 million and expects to be able to access this source of funding, if required, in the near term.

Long-term Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt has a maturity term of 10 years, is unsecured and bears interest at a rate of three month LIBOR plus 110 basis points, payable on a quarterly basis. At March 31, 2010, the per annum interest rate on the subordinated debt was 1.39% compared to 1.35% at December 31, 2009. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp. The five special purpose trusts are considered variable interest entities under FIN 46R. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company. At March 31, 2010, junior subordinated debt securities totaled $121.1 million with a weighted average interest rate of 2.43%

compared to $121.1 million with a weighted average rate of 2.41% at December 31, 2009. The junior subordinated debt securities have a stated maturity term of 30 years and are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of March 31, 2010. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$4,632,805	$642,275	$311	$—	$5,275,391
Securities sold under agreements to repurchase (1)	109,000	50,000	1,400,000	—	1,559,000
Advances from the Federal Home Loan Bank (2)	—	864,362	—	—	864,362
Other borrowings	—	8,351	5,000	19,276	32,627
Long-term debt	—	—	—	171,136	171,136
Operating leases	5,636	8,678	5,002	1,319	20,635

Total contractual obligations and other commitments	$4,747,441	$1,573,666	$1,410,313	$191,731	$7,923,151

(1)	These repurchase agreements have a final maturity of 5-year, 7-year and 10-year from origination date but are callable on a quarterly basis after six months, one year, or 18 months for the 7-year term and one year for the 5-year and 10-year term.
(2)	FHLB advances of $700.0 million that mature in 2012 have a puttable option. As of September 30, 2009, all puttable FHLB advances were puttable on a quarterly basis.

Capital Resources

Total equity of $1.4 billion at March 31, 2010, increased by $104.4 million, or 7.9%, from $1.3 billion at December 31, 2009. The following table summarizes the activity in total equity:

(In thousands)	Three months ended March 31, 2010
Net loss	$(25,590)
Proceeds from issuance of common stock	124,924
Proceeds from shares issued to the Dividend Reinvestment Plan	83
Tax short-fall from stock-based compensation expense	(87)
Share-based compensation	1,137
Changes in other comprehensive income	8,049
Preferred stock dividends	(3,376)
Cash dividends paid to common stockholders	(785)

Net decrease in total equity	$104,355

On February 1, 2010, the Company raised $125.2 million in additional capital through the sale of 15.0 million shares of common stock.

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our board of directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. Commencing with the second quarter of 2009, our board of directors reduced our common stock dividend to $.08 per share. In the third quarter of 2009, our board of directors further reduced our dividend to $.01 per share. The amount of future dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by our board of directors. We intend to consult with our regulators before paying any dividends, and, in any event, we would not expect to pay dividends of more than $.01 per share before the fourth quarter of 2010. There can be no assurance that our regulators will not object to the payment of such dividends. Substantially all of the revenues of the Company available for payment of dividends derive from amounts paid to it by the Bank. The terms of the Bank Subordinated Securities limit the ability of the Bank to pay dividends to us if the Bank is not current in paying interest on the Bank Subordinated Securities or another event of default has occurred. In our three-year capital and strategic plan submitted to our regulators, we indicated the Bank was not expected to pay dividends to us through 2011. The terms of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, and Junior Subordinated Securities also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends on our Series B Preferred Stock or in our payment of interest on our Junior Subordinated Securities, we may not pay dividends on our common stock.

The Company declared a cash dividend of one cent per share for distribution on March 10, 2010 on 78,506,305 shares outstanding. Total cash dividends paid from January 1, 2010, to March 31, 2010, were $785,000.

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

The Bancorp established five special purpose trusts for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp. The junior subordinated debt of $121.1 million as of March 31, 2010, were included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of March 31, 2010. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 6.0%, total risk-based ratio equal to or greater than 10.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Bancorp’s and the Bank’s capital and leverage ratios as of March 31, 2010, and December 31, 2009:

	Cathay General Bancorp				Cathay Bank
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Tier 1 capital (to risk-weighted assets)	$1,158,581	14.43	$1,101,050	13.55	$1,106,574	13.79	$1,066,570	13.15
Tier 1 capital minimum requirement	321,103	4.00	324,937	4.00	321,000	4.00	324,502	4.00

Excess	$837,478	10.43	$776,113	9.55	$785,574	9.79	$742,068	9.15

Total capital (to risk-weighted assets)	$1,310,227	16.32	$1,253,701	15.43	$1,258,587	15.68	$1,219,405	15.03
Total capital minimum requirement	642,207	8.00	649,874	8.00	642,000	8.00	649,003	8.00

Excess	$668,020	8.32	$603,827	7.43	$616,587	7.68	$570,402	7.03

Tier 1 capital (to average assets) – Leverage ratio	$1,158,581	10.07	$1,101,050	9.64	$1,106,574	9.63	$1,066,570	9.35
Minimum leverage requirement	460,002	4.00	457,059	4.00	459,783	4.00	456,470	4.00

Excess	$698,579	6.07	$643,991	5.64	$646,791	5.63	$610,100	5.35

Risk-weighted assets	$8,027,582		$8,123,420		$8,025,006		$8,112,538
Total average assets (1)	$11,500,045		$11,426,468		$11,494,568		$11,411,750

(1)	The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

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

As of March 31, 2010, we entered into five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years. These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities. At March 31, 2010, the Company paid a fixed rate at a weighted average of 1.95% and received a floating 3-month Libor rate at a weighted average of 0.25% on these agreements. The net amount accrued on these interest rate swaps of $1.3 million for the three months were recorded to reduce other non-interest income. At March 31, 2010, the Company recorded $3.7 million within other liabilities to recognize the negative fair value of these interest rate swaps.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates, for foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At March 31, 2010, the notional amount of option contracts totaled $12.8 million with a net positive fair value of $36,000. Spot and forward contracts in the total notional amount of $77.4 million had positive fair value, in the amount of $1.6 million, at March 31, 2010. Spot and forward contracts in the total notional amount of $26.6 million had a negative fair value, in the amount of $400,000, at March 31, 2010. At December 31, 2009, the notional amount of option contracts totaled $4.7 million with a net positive fair value of $10,000. Spot and forward contracts in the total notional amount of $60.7 million had positive fair value, in the amount of $3.6 million, at December 31, 2009. Spot and forward contracts in the total notional amount of $60.8 million had a negative fair value, in the amount of $967,000, at December 31, 2009.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”). At March 31, 2010, our liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 29.6% compared to 25.4% at December 31, 2009.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of March 31, 2010, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.4 billion and an unused borrowing capacity of $563.4 million. The Bank expects to be able to access this source of funding, if required, in the near term. The total credit outstanding with the FHLB of San Francisco at March 31, 2010, was $864.4 million. These borrowings are secured by loans and securities. The Bank has pledged a portion of its commercial and real estate loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. At March 31, 2010, the borrowing capacity under the Borrower-in-Custody program was $249.6 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. At March 31, 2010, investment securities at fair value and trading securities totaled $3.87 billion, with $1.95 billion pledged as collateral for borrowings and other commitments. The remaining $1.92 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 88% of the Company’s time deposits mature within one year or less as of March 31, 2010. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank and proceeds from the issuance of securities, including proceeds from the issuance of its common stock pursuant to its Dividend Reinvestment Plan and the exercise of stock options. In light of the uncertain economic times, the Bank did not paid a dividend to the Bancorp in 2009 and is not expected to pay a dividend to the Bancorp in 2010. The business activities of the Bancorp consist primarily of the operation of the Bank with limited activities in other investments. Management believes the Bancorp’s cash on hand on March 31, 2010 of $50.7 million is sufficient to meet its operational needs for the next twelve months.

Regulatory Matters

On December 17, 2009, the Bancorp entered into a memorandum of understanding with the Federal Reserve Bank of San Francisco (FRB SF) under which we agreed that we will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. We do not believe that this agreement regarding dividends from the Bank will have a material adverse effect on our operations. We had retained a portion of the proceeds from our common stock offerings to be used, for among other things, payments of future dividends on our common and preferred stock and payments on trust preferred securities. At March 31, 2010, our cash on hand totaled $50.7 million which is sufficient to cover future dividends on our common stock at the current quarterly rate of $.01 per share, on our preferred stock and payments on our trust preferred securities, subject to FRB SF approval, for at least two years.

Under the memorandum, we also agreed to submit to the FRB SF for review and approval a plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank, a dividend policy for the Bancorp, a plan to improve management of our liquidity position and funds management practices, and a liquidity policy and contingency funding plan for the Bancorp. As part of our compliance with the memorandum, on January 22, 2010, we submitted to the FRB SF a Three-Year Capital and Strategic Plan that updates a previously submitted plan and establishes, among other things, targets for our Tier 1 risk-based capital ratio, total risk-based capital ratio, Tier 1 leverage capital ratio and tangible common risk-based ratio, each of which, where applicable, are above the minimum requirements for a well-capitalized institution. There have been no material changes to the Three-Year Capital and Strategic Plan and, at March 31, 2010, we are in compliance with its target ratios. In addition, we agreed to notify the FRB SF prior to effecting certain changes to our senior executive officers and board of directors and we are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments. We also agreed in the memorandum that we will not, without the prior written approval of the FRB SF, directly or indirectly, (i) incur, renew, increase or guaranty any debt, (ii) issue any trust preferred securities, or (iii) purchase, redeem, or otherwise acquire any of our stock.

On March 1, 2010, the Bank entered into a memorandum of understanding with the Department of Financial Institutions (DFI) and the FDIC pursuant to which we are required to develop and implement, within specified time periods, plans satisfactory to the DFI and the FDIC to reduce commercial real estate concentrations, to enhance and to improve the quality of our stress testing of the Bank’s loan portfolio, and to revise our loan policy in connection therewith; to develop and adopt a strategic plan addressing improved profitability and capital ratios and to reduce the Bank’s overall risk profile; to develop and adopt a capital plan; to develop and implement a plan to improve asset quality, including the methodology for calculating the loss reserve allocation and evaluating its adequacy; and to develop and implement a plan to reduce dependence on wholesale funding. In addition, we are required to report our progress to the DFI and FDIC on a quarterly basis. As part of our compliance with the Bank memorandum, on April 30, 2010, we submitted to the DFI and the FDIC a Three-Year Capital Plan that updated the Three-Year Capital and Strategic Plan previously submitted to the FRB SF on January 22, 2010 and established, among other things, targets for our Tier 1 risk-based capital ratio and total risk-based capital ratio, each of which are above the minimum requirements for a well-capitalized institution and beginning June 30, 2010, a target Tier 1 to total assets ratio. At March 31, 2010, we are in compliance with the applicable target ratios.

Under the memorandum of understanding with the DFI and the FDIC, we are also subject to a restriction on dividends from the Bank to the Company, a requirement to maintain adequate allowance for loan and lease losses, and restrictions on any new branches and business lines without prior approval. We are currently required to notify the FDIC prior to effecting certain changes to our senior executive officers and board of directors and are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments; we are required to retain management and directors acceptable to the DFI and the FDIC. Following discussions with regulators, the Board resolved to establish a Compliance Committee to, among other things, review the Company’s management and governance and consider making recommendations for improvement.

The Company and the Bank believe that they have taken appropriate steps to comply with the terms of their respective memorandums of understanding and we believe we are in compliance with the memorandums. In particular, on January 21, 2010 the Board of Directors of the Company appointed the Compliance Committee to review the Company’s management and governance and consider making recommendations for improvement and, on February 18, 2010, authorized the Company’s Audit Committee to oversee compliance with the two memorandums. On February 1, 2010, we raised $125.2 million in new capital through a public offering of common stock. We do not believe that the memorandums or our compliance activities will have a material adverse effect on our operations or financial condition, including liquidity. If we fail to comply with the terms of the memorandums, that failure could lead to additional enforcement action by regulators that could have a material adverse effect on our operations or financial condition.

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

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of March 31, 2010:

	Net Interest Income Volatility (1)	Market Value of Equity Volatility (2)
Change in Interest Rate (Basis Points)	March 31, 2010	March 31, 2010
+200	4.5	0.7
+100	2.5	1.3
-100	-0.1	0.2
-200	-4.7	0.9

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

ITEM 1A. RISK FACTORS.

There is no material change from risk factors as previously disclosed in the Company’s 2009 Annual Report on Form 10-K in response to Item 1A in Part I of Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2010 - January 31, 2010)	0	$0	0	622,500
Month #2 (February 1, 2010 - February 28, 2010)	0	$0	0	622,500
Month #3 (March 1, 2010 - March 31, 2010)	0	$0	0	622,500
Total	0	$0	0	622,500

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(i)	Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iii)	Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(iv)	Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp (Registrant)

Date: May 7, 2010	By:	/s/ Dunson K. Cheng
Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: May 7, 2010	By:	/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and
Chief Financial Officer