Form 10-Q/A
period 2010-03-31
CATHAY GENERAL BANCORP
filed 2010-05-10
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Cathay General Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, is being filed because the original Form 10-Q for that quarterly period was inadvertently filed by its financial printer before a final review by management. The only changes in this Amendment No. 1 from the original Form 10-Q are to the Condensed Consolidated Statements of Cash Flows (Unaudited) and the Notes to Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1, and to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. These changes include the following:

(1) the insertion of a line item “Total investment securities” at the end of the “Temporarily Impaired Securities” (As of December 31, 2009) table in Note 6 to the Condensed Consolidated Financial Statements (Unaudited);

(2) the disclosure of impaired loans by type and associated total losses by type in addition to the total for all impaired loans, and changes to the “Total impaired loans” figures and consequent change to the “Total assets” figures for Level 2, Level 3, and Total at Fair Value as of March 31, 2010, in the tables for financial assets measured at fair value on a nonrecurring basis previously at the end of Note 14 to the Condensed Consolidated Financial Statements (Unaudited);

(3) the addition of a line item “Warrants” in the table titled “Fair Value of Financial Instruments” in Note 15 to the Condensed Consolidated Financial Statements (Unaudited);

(4) the addition of Note 18 – “Subsequent Events” to the Condensed Consolidated Financial Statements (Unaudited); and

(5) changes to the figures in the “Allowance” and the “Allowance as a % of Balance” columns of the “Impaired Loans At March 31, 2010” table in the “Impaired Loans” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

None of these or the other changes made in this Form 10-Q/A are considered to be material.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

1ST QUARTER 2010 REPORT ON FORM 10-Q/A

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2010	2009
	(In thousands)
Cash Flows from Operating Activities
Net (loss)/income	$(25,590)	$10,388
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	84,000	47,000
Provision for losses on other real estate owned	2,855	1,641
Deferred tax (benefit)/liability	(17,131)	5,434
Depreciation	2,071	1,935
Net gains on sale of other real estate owned	(1,368)	—
Net gains on sale of loans held for sale	—	(39)
Proceeds from sale of loans held for sale	—	3,562
Purchase of trading securities	—	(348,315)
Proceeds from sale of trading securities	—	99,785
Write-downs on venture capital investments	199	707
Write-downs on impaired securities	—	82
Gain on sales and calls of securities	(3,439)	(22,580)
Other non-cash interest	61	14
Amortization of security premiums, net	1,177	256
Amortization of intangibles	1,527	1,725
Excess tax short-fall from share-based payment arrangements	87	114
Stock based compensation expense	1,137	1,458
Decrease in deferred loan fees, net	(322)	—
Decrease in accrued interest receivable	2,021	7,048
Increase/(decrease) in other assets, net	15,806	(7,623)
Increase in other liabilities	1,567	3,042

Net cash provided by/(used in) operating activities	64,658	(194,366)

Cash Flows from Investing Activities
Increase in short-term investments	(73,047)	(6,000)
Decrease in securities purchased under agreements to resell	—	201,000
Purchase of investment securities available-for-sale	(1,267,803)	(833,833)
Proceeds from maturity and calls of investment securities available-for-sale	493,170	800,110
Proceeds from sale of investment securities available-for-sale	45,077	—
Purchase of mortgage-backed securities available-for-sale	—	(730,019)
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	438,445	922,333
Purchase of investment securities held-to-maturity	(10,000)	—
Proceeds from maturity and call of investment securities held-to-maturity	9,465	—
Purchase of trading securities	(12,981)	—
Net decrease/(increase) in loans	(34,254)	33,353
Purchase of premises and equipment	(883)	(5,834)
Proceeds from sale of other real estate owned	9,739	—
Net increase in investment in affordable housing	(1,999)	(6,235)

Net cash (used in)/provided by investing activities	(405,071)	374,875

Cash Flows from Financing Activities
Net (decrease)/increase in demand deposits, NOW accounts, money market and saving deposits	(21,856)	201,005
Net increase in time deposits	263,022	227,726
Net increase/(decrease) in federal funds purchased and securities sold under agreement to repurchase	2,000	(96,000)
Advances from Federal Home Loan Bank	—	551,000
Repayment of Federal Home Loan Bank borrowings	(65,000)	(1,071,000)
Cash dividends	(785)	(5,198)
Issuance of common stock	124,924	—
Cash dividends paid to preferred stockholders	(3,225)	(2,488)
Proceeds from other borrowings	6,139	10,000
Proceeds from shares issued to Dividend Reinvestment Plan	83	584
Proceeds from exercise of stock options	—	14
Excess tax short-fall from share-based payment arrangements	(87)	(114)

Net cash provided by/(used in) financing activities	305,215	(184,471)

Decrease in cash and cash equivalents	(35,198)	(3,962)
Cash and cash equivalents, beginning of the period	100,124	84,818

Cash and cash equivalents, end of the period	$64,926	$80,856

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$51,903	$67,403
Income taxes (refund)	$(7,142)	$8,000
Non-cash investing and financing activities:
Net change in unrealized holding gain/(loss) on securities available-for-sale, net of tax	$8,049	$(2,319)
Adjustment to initially apply SFAS No. 160	$—	$8,500
Loans to facilitate sale of loans	$23,500	$—
Transfers to other real estate owned	$51,972	$5,005

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

At March 31, 2010, 1,713,693 shares were available under the Company’s 2005 Incentive Plan for future grants.

In addition to stock options above, in February 2008, the Company also granted restricted stock units on 82,291 shares of the Company’s common stock to its eligible employees. On the date of granting of these restricted stock units, the closing price of the Company’s stock was $23.37 per share. Such restricted stock units have a maximum term of five years and vest in approximately 20% annual increments subject to employees’ continued employment with the Company. On February 21, 2009, restricted stock units of 15,828 shares were vested at the closing price of $8.94 per share. Among the 15,828 restricted stock units, 2,865 shares were cancelled immediately for employees who elected to satisfy income tax withholding amounts through cancellation of restricted stock units. Common stock shares of 12,963 were issued and outstanding as of February 21, 2009. On February 21, 2010, additional restricted stock units of 15,006 shares were vested and issued at the closing price of $9.64 per share. The following table presents information relating to the restricted stock units as of March 31, 2010:

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

The temporarily impaired securities represent 39.6% of the fair value of investment securities as of March 31, 2010. Unrealized losses for securities with unrealized losses for less than twelve months represent 0.3%, and securities with unrealized losses for twelve months or more represent 5.1%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased. All of these securities are investment grade as of March 31, 2010. At March 31, 2010, 14 issues of securities had unrealized losses for 12 months or longer and 41 issues of securities had unrealized losses of less than 12 months.

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

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at March 31, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at March 31, 2010, and at December 31, 2009:

	As of March 31, 2010				Total Losses
	Fair Value Measurements Using			Total at	For the Three Months Ended
	Level 1	Level 2	Level 3	Fair Value	March 31, 2010	March 31, 2009
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$19,526	$7,200	$26,726	$10,926	$3,345
Construction-residential	—	21,021	4,205	25,226	3,455	15,235
Construction-other	—	27,641	5,958	33,599	16,335	5,884
Real Estate loans	—	26,766	829	27,595	11,171	370
Land loans	—	18,218	1,193	19,411	2,906	2,247

Total impaired loans	—	113,172	19,385	132,557	44,793	27,081
Loans held-for-sale	—	—	20,944	20,944	2,285	—
Core deposit intangibles	—	—	20,888	20,888	1,507	1,711
Other real estate owned (1)	—	37,631	81,611	119,242	1,289	1,641
Investments in venture capital	—	—	8,007	8,007	245	761
Equity investments	826	—	—	826	—	—

Total assets	$826	$150,803	$150,835	$302,464	$50,119	$31,194

(1)	Other real estate owned balance of $111.9 million in the consolidated balance sheet is net of estimated disposal costs.

	As of December 31, 2009				Total Losses
	Fair Value Measurements Using			Total at Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3		December 31, 2009	December 31, 2008
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$16,129	$1,369	$17,498	$16,293	$5,312
Construction-residential	—	27,797	24,290	52,087	23,234	12,979
Construction-other	—	18,904	742	19,646	12,493	—
Real Estate loans	—	25,901	—	25,901	27,350	3,699
Land loans	—	21,262	—	21,262	11,639	5,225

Total impaired loans	—	109,993	26,401	136,394	91,009	27,215
Loans held-for-sale	—	—	54,826	54,826	19,252	—
Other real estate owned (1)	—	62,602	13,206	75,808	28,216	3,604
Investments in venture capital	—	—	8,147	8,147	1,794	11
Equity investments	826	—	—	826	—	1,042

Total assets	$826	$172,595	$102,580	$276,001	$140,271	$31,872

(1)	Other real estate owned balance of $71.0 million in the consolidated balance sheet is net of estimated disposal costs.

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

Fair Value of Financial Instruments

	As of March 31, 2010		As of December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$64,926	$64,926	$100,124	$100,124
Short-term investments	327,773	327,773	254,726	254,726
Securities held-to-maturity	635,208	634,374	635,015	628,908
Securities available-for-sale	3,222,407	3,222,407	2,915,099	2,915,099
Trading securities	13,004	13,004	18	18
Loans held-for-sale	20,944	20,944	54,826	54,826
Loans, net	6,611,412	6,485,814	6,678,914	6,528,170
Investment in Federal Home Loan Bank stock	71,791	71,791	71,791	71,791
Warrants	46	46	50	50
Option contracts	12,804	36	4,671	18
Foreign exchange contracts	77,375	1,602	60,725	3,565
Financial Liabilities
Deposits	7,746,278	7,763,227	7,505,040	7,520,604
Securities sold under agreement to repurchase	1,559,000	1,697,560	1,557,000	1,695,130
Advances from Federal Home Loan Bank	864,362	923,254	929,362	993,243
Other borrowings	32,627	32,515	26,532	26,410
Long-term debt	171,136	99,532	171,136	92,553
Option contracts	11	11	8	8
Interest rate swaps	300,000	3,679	300,000	694
Foreign exchange contracts	26,554	400	60,846	967

	As of March 31, 2010		As of December 31, 2009
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,545,608	$(610)	$1,591,019	$(621)
Standby letters of credit	54,025	(206)	61,488	(200)
Other letters of credit	55,402	(29)	49,257	(22)
Bill of lading guarantees	35	0	300	(1)

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

18. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended March 31, 2010 and 2009.

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

The temporarily impaired securities represent 39.6% of the fair value of investment securities as of March 31, 2010. Unrealized losses for securities with unrealized losses for less than twelve months represent 0.3%, and securities with unrealized losses for twelve months or more represent 5.1%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased. All of these securities are investment grade as of March 31, 2010. At March 31, 2010, 14 issues of securities had unrealized losses for 12 months or longer and 41 issues of securities had unrealized losses of less than 12 months.

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

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over ninety days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally a loan amount less than $100,000, are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are based on “as is” or bulk sale valuations. To ensure that appraised values remain current, we generally obtain an updated appraisal every six months from qualified independent appraisers. Furthermore, if the most current appraisal is dated more than three months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral. If the third party market data indicates that the value of our collateral property values has declined since the most recent valuation date, we adjust downward the value of the property to reflect current market conditions. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 5% to 10% of the fair value, depending on the size of impaired loan, is charged off against the allowance for loan losses. Non-accrual impaired loans, including troubled debt restructurings, are not returned to accruing status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due and troubled debt restructurings are reviewed for continued impairment until they are no longer reported as troubled debt restructurings.

We identified impaired loans with a recorded investment of $359.6 million at March 31, 2010, compared to $390.5 million at December 31, 2009. We considered all non-accrual loans to be impaired. As of March 31, 2010, $268.6 million, or 90.9%, of the $295.4 million of non-accrual portfolio loans were secured by real estate compared to $254.1 million, or 90.5%, of the $280.6 million of non-accrual loans were secured by real estate at December 31, 2009. While increases in the non-accrual loan balance are indicative of an overall loan portfolio deterioration, increased percentages of well-secured collateral-dependent loans within the non-accrual loan breakdown provide less need of corresponding increases to the allowance for loan losses. In light of declining property values in the current economic downturn affecting the real estate markets, the Bank has obtained current appraisals, sales contract, or other available market price information which provides updated factors in evaluating potential loss.

At March 31, 2010, $19.5 million of the $233.1 million allowance for loan losses was allocated for impaired loans and $213.6 million was allocated to the general allowance compared to $15.1 million of the $211.9 million allowance for loan losses was allocated for impaired loans and $196.8 million was allocated to the general allowance at December 31, 2009. The remainder of the allowance for loan losses is a general allowance and has decreased slightly from December 31, 2009 as a result of charge-offs of impaired loans. For the quarter ended March 31, 2010, net loan charge-offs were $63.1 million, or 3.71%, of average loans compared to $38.0 million, or 2.07%, of average loans in the same quarter a year ago. The increase in the allowance for loan losses in the first quarter of 2010 is directionally consistent with the underlying credit quality of the applicable loan portfolios and net charge-offs.

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

The following table presents impaired loans and the related allowance and charge-off as of the dates indicated:

	Impaired Loans
	At March 31, 2010
	Balance	Allowance	Allowance as a % of Balance	Cumulative Charge-off	Cumulative Charge-off as a % of Balance
	(Dollars in thousands)
With no allocated allowance
Without charge-off	$119,726	$—	—	$—	—
With charge-off	87,795	—	—	60,419	40.76%
With allocated allowance
Without charge-off	12,449	928	7.45%	—	—
With charge-off	139,599	18,563	13.30%	42,866	23.49%

Total	$359,569	$19,491	5.42%	$103,285	22.31%

Allowance allocated to impaired loans as a percentage to balance of impaired loans with allowance allocated		12.82%

	At December 31, 2009
	Balance	Allowance	Allowance as a % of Balance	Cumulative Charge-off	Cumulative Charge-off as a % of Balance
	(Dollars in thousands)
With no allocated allowance
Without charge-off	$153,380	$—	—	$—	—
With charge-off	84,886	—	—	39,414	31.71%
With allocated allowance
Without charge-off	27,388	934	3.41%	—	—
With charge-off	124,807	14,199	11.38%	61,792	33.11%

Total	$390,461	$15,133	3.88%	$101,206	20.58%

Allowance allocated to impaired loans as a percentage to balance of impaired loans with allowance allocated		9.94%

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

	For the three months ended
	March 31, 2010	March 31, 2009	December 31, 2009
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$211,889	$122,093	$189,370
Provision for credit losses	84,000	47,000	91,000
Transfers from/(to) reserve for off-balance sheet credit commitments	288	1,318	(184)
Charge-offs :
Commercial loans	(9,646)	(11,078)	(9,713)
Construction loans-residential	(7,882)	(17,516)	(12,612)
Construction loans-other	(17,581)	(5,884)	(11,394)
Real estate loans	(24,157)	(1,361)	(26,381)
Real estate land loans	(4,751)	(2,377)	(9,368)

Total charge-offs	(64,017)	(38,216)	(69,468)
Recoveries:
Commercial loans	578	198	381
Construction loans-residential	70	—	367
Construction loans-other	78	—	—
Real estate loans	202	—	415
Real estate-land loans	30	—	6
Installment loans and other loans	2	—	2

Total recoveries	960	198	1,171

Balance at end of period	$233,120	$132,393	$211,889

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$5,207	$7,332	$5,023
Provision/(reversal) for credit losses/transfers	(288)	(1,318)	184

Balance at end of period	$4,919	$6,014	$5,207

Average loans outstanding during period ended (1)	$6,900,458	$7,459,092	$7,056,275
Total gross loans outstanding, at period-end (1)	$6,852,549	$7,393,637	$6,899,142
Total non-performing loans, at period-end (1)	$301,273	$226,237	$280,643
Ratio of net charge-offs to average loans outstanding during the period	3.71%	2.07%	3.84%
Provision for credit losses to average loans outstanding during the period	4.94%	2.56%	5.12%
Allowance for credit losses to non-performing loans at period-end	79.01%	61.18%	77.36%
Allowance for credit losses to gross loans at period-end	3.47%	1.87%	3.15%

(1)	Excludes loans held for sale at period end.

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