Form 10-Q
period 2010-06-30
CATHAY GENERAL BANCORP
filed 2010-08-09
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Common stock, $.01 par value, 78,519,873 shares outstanding as of July 30, 2010.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

2ND QUARTER 2010 REPORT ON FORM 10-Q

Forward-Looking Statements

In this quarterly Report on Form 10-Q, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “shall,” “should,” “will,” “predicts,” “potential,” “continue,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

•	U.S. and international economic and market conditions;

•	market disruption and volatility;

•	current and potential future supervisory action by bank supervisory authorities and changes in laws and regulations, or their interpretations;

•	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;

•	credit losses and deterioration in asset or credit quality;

•	availability of capital;

•	potential goodwill impairment;

•	liquidity risk;

•	fluctuations in interest rates;

•	past and future acquisitions;

•	inflation and deflation;

•	success of expansion, if any, of our business in new markets;

•	the soundness of other financial institutions;

•	real estate market conditions;

•	our ability to compete with competitors;

•	the short term and long term impact of the new Basel II capital standards and the forthcoming new capital rules to be proposed for non-Basel II U.S. banks;

•	our ability to retain key personnel;

•	successful management of reputational risk;

•	natural disasters and geopolitical events;

•	general economic or business conditions in California, Asia, and other regions where the Bank has operations;

•	restrictions on compensation paid to our executives as a result of our participation in the TARP Capital Purchase Program;

•	our ability to adapt to our information technology systems; and

•	changes in accounting standards or tax laws and regulations.

These and other factors are further described in Cathay General Bancorp's Annual Report on Form 10-K for the year ended December 31, 2009 (Item 1A in particular), other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings it makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak to the date of this report. Cathay General Bancorp has no intention and undertakes no obligation to update any forward-looking statement or to publicly announce any revision of any forward-looking statement to reflect future developments or events, except as required by law.

Cathay General Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3286.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$77,752	$100,124
Short-term investments and interest bearing deposits	411,963	254,726
Securities held-to-maturity (market value of $646,974 in 2010 $628,908 in 2009)	634,139	635,015
Securities available-for-sale (amortized cost of $2,695,104 in 2010 and $2,916,491 in 2009)	2,737,233	2,915,099
Trading securities	21	18
Loans held for sale	6,514	54,826
Loans	6,853,624	6,899,142
Less: Allowance for loan losses	(255,650)	(211,889)
Unamortized deferred loan fees	(8,063)	(8,339)

Loans, net	6,589,911	6,678,914
Federal Home Loan Bank stock	69,146	71,791
Other real estate owned, net	101,053	71,014
Investments in affordable housing partnerships, net	92,210	95,853
Premises and equipment, net	107,273	108,635
Customers’ liability on acceptances	16,243	26,554
Accrued interest receivable	35,517	35,982
Goodwill	316,340	316,340
Other intangible assets	20,131	23,157
Other assets	197,600	200,184

Total assets .	$11,413,046	$11,588,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$883,430	$864,551
Interest-bearing accounts:
NOW accounts	393,038	337,304
Money market accounts	971,664	943,164
Saving accounts	364,346	347,724
Time deposits under $100,000	1,328,792	1,529,954
Time deposits of $100,000 or more	3,344,546	3,482,343

Total deposits	7,285,816	7,505,040

Securities sold under agreements to repurchase	1,555,500	1,557,000
Advances from the Federal Home Loan Bank	864,362	929,362
Other borrowings from financial institutions	8,351	7,212
Other borrowings for affordable housing investments	19,233	19,320
Long-term debt	171,136	171,136
Acceptances outstanding	16,243	26,554
Other liabilities	59,509	59,864

Total liabilities	9,980,150	10,275,488

Commitments and contigencies	—	—

Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, 258,000 issued and outstanding in 2010 and in 2009	245,705	243,967
Common stock, $0.01 par value; 100,000,000 shares authorized, 82,725,181 issued and 78,517,616 outstanding at June 30, 2010, and 67,667,155 issued and 63,459,590 outstanding at December 31, 2009	827	677
Additional paid-in-capital	761,357	634,623
Accumulated other comprehensive income/(loss), net	24,231	(875)
Retained earnings	518,012	551,588
Treasury stock, at cost (4,207,565 shares at June 30, 2010, and at December 31, 2009)	(125,736)	(125,736)

Total Cathay General Bancorp stockholders’ equity	1,424,396	1,304,244
Noncontrolling Interest	8,500	8,500

Total equity	1,432,896	1,312,744

Total liabilities and equity	$11,413,046	$11,588,232

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable, including loan fees	$95,083	$98,650	$190,822	$202,644
Investment securities- taxable	28,751	30,321	59,039	62,515
Investment securities- nontaxable	99	207	176	453
Federal Home Loan Bank stock	46	—	94	—
Federal funds sold and securities purchased under agreements to resell	—	1	—	1,303
Deposits with banks	308	73	625	131

Total interest and dividend income	124,287	129,252	250,756	267,046

INTEREST EXPENSE
Time deposits of $100,000 or more	14,281	21,876	29,664	45,113
Other deposits	7,985	13,459	17,086	29,574
Securities sold under agreements to repurchase	16,490	16,036	32,802	31,972
Advances from Federal Home Loan Bank	9,981	10,552	20,020	21,117
Long-term debt	943	1,319	1,856	2,824
Short-term borrowings	—	13	—	24

Total interest expense	49,680	63,255	101,428	130,624

Net interest income before provision for credit losses	74,607	65,997	149,328	136,422
Provision for credit losses	45,000	93,000	129,000	140,000

Net interest income/(loss) after provision for credit losses	29,607	(27,003)	20,328	(3,578)

NON-INTEREST INCOME
Securities gains, net	5,189	26,938	8,628	49,436
Letters of credit commissions	1,068	1,033	2,027	2,009
Depository service fees	1,236	1,269	2,593	2,668
Other operating (loss)/income	(81)	3,194	(1,052)	5,982

Total non-interest income	7,412	32,434	12,196	60,095

NON-INTEREST EXPENSE
Salaries and employee benefits	14,783	15,073	30,009	31,959
Occupancy expense	3,793	4,006	7,631	8,127
Computer and equipment expense	2,108	1,990	4,121	3,886
Professional services expense	5,000	3,360	9,639	6,327
FDIC and State assessments	5,784	8,054	10,928	10,908
Marketing expense	821	456	1,720	1,484
Other real estate owned expense	1,598	13,873	4,893	16,015
Operations of affordable housing investments , net	2,112	2,150	4,225	3,848
Amortization of core deposit intangibles	1,485	1,689	2,992	3,400
Other operating expense	2,835	3,355	8,324	5,575

Total non-interest expense	40,319	54,006	84,482	91,529

Loss before income tax benefit	(3,300)	(48,575)	(51,958)	(35,012)
Income tax benefit	(5,373)	(24,055)	(28,441)	(20,880)

Net income/(loss)	2,073	(24,520)	(23,517)	(14,132)
Less: net income attributable to noncontrolling interest	(150)	(150)	(301)	(301)

Net income/(loss) attributable to Cathay General Bancorp	1,923	(24,670)	(23,818)	(14,433)
Dividends on preferred stock	(4,096)	(4,083)	(8,188)	(8,163)

Net loss attributable to common stockholders	(2,173)	(28,753)	(32,006)	(22,596)

Other comprehensive income (loss) , net of tax
Unrealized holding gain/(loss) arising during the period	19,238	(21,263)	28,733	(14,124)
Less: reclassification adjustments included in net income	2,181	11,325	3,627	20,783

Total other comprehensive gain/(loss), net of tax	17,057	(32,588)	25,106	(34,907)

Total comprehensive income/(loss)	$18,980	$(57,258)	$1,288	$(49,340)

Net loss per common share:	$(0.03)	$(0.58)	$(0.42)	$(0.46)

Cash dividends paid per common share	$0.010	$0.080	$0.020	$0.185
Average common shares outstanding	78,513,577	49,554,696	75,599,854	49,543,084

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2010	2009
	(In thousands)
Cash Flows from Operating Activities
Net loss	$(23,517)	$(14,132)
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for loan losses	129,000	140,000
Provision for losses on other real estate owned	6,189	15,502
Deferred tax benefit	(20,403)	(29,757)
Depreciation	4,074	3,838
Net gains on sale and transfer of other real estate owned	(4,019)	(1,151)
Net gains on sale of loans held-for-sale	(149)	(401)
Proceeds from sale of loans held-for-sale	12,681	14,149
Originations of loans held-for-sale	(7,332)	(2,664)
Write-downs on loans held-for-sale	2,984	—
Increase in trading securities, net	—	(75,240)
Write-downs on venture capital investments	199	941
Write-downs on impaired securities	—	82
Gain on sales and calls of securities	(8,695)	(49,518)
Amortization/accretion of security premiums/discounts, net	2,375	863
Amortization of intangibles	3,031	3,428
Excess tax short-fall from share-based payment arrangements	99	131
Stock based compensation expense	1,915	2,798
Decrease in accrued interest receivable	465	2,108
Decrease in income tax payable	—	(12,491)
Decrease/(increase) in other assets, net	7,384	(3,383)
Increase/(decrease) in other liabilities	1,859	(9,885)

Net cash provided by/(used in) operating activities	108,140	(14,782)

Cash Flows from Investing Activities
Increase in short-term investments	(157,237)	(24,032)
Decrease in securities purchased under agreements to resell	—	201,000
Purchase of investment securities available-for-sale	(2,116,683)	(941,055)
Proceeds from maturity and calls of investment securities available-for-sale	1,486,740	878,794
Proceeds from sale of investment securities available-for-sale	59,526	—
Purchase of mortgage-backed securities available-for-sale	—	(2,085,224)
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	798,823	2,060,263
Purchase of investment securities held-to-maturity	(19,965)	—
Proceeds from maturity and call of investment securities held-to-maturity	20,141	—
Redemption of Federal Home Loan Bank stock	2,645	—
Net (increase)/decrease in loans	(37,368)	82,595
Purchase of premises and equipment	(2,181)	(7,718)
Proceeds from sale of other real estate owned	5,507	8,339
Net increase in investment in affordable housing	(2,818)	(9,030)

Net cash provided by investing activities	37,130	163,932

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts, money market and saving deposits	119,735	336,515
Net (decrease)/increase in time deposits	(338,664)	206,804
Net decrease in federal funds purchased and securities sold under agreement to repurchase	(1,500)	(105,000)
Advances from Federal Home Loan Bank	—	816,000
Repayment of Federal Home Loan Bank borrowings	(65,000)	(1,336,000)
Cash dividends Paid	(1,570)	(9,161)
Dividend paid on Preferred Stock	(6,751)	(6,751)
Issuance of common stock	124,922	—
Proceeds from other borrowings	1,139	16,452
Repayment of other borrowings	—	(16,452)
Proceeds from shares issued to Dividend Reinvestment Plan	146	1,015
Proceeds from exercise of stock options	—	14
Excess tax short-fall from share-based payment arrangements	(99)	(131)

Net cash used in financing activities	(167,642)	(96,695)

(Decrease)/increase in cash and cash equivalents	(22,372)	52,455
Cash and cash equivalents, beginning of the period	100,124	84,818

Cash and cash equivalents, end of the period	$77,752	$137,273

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$104,582	$136,729
Income taxes (refund)	$(6,942)	$24,686
Non-cash investing and financing activities:
Net change in unrealized holding gain/(loss) on securities available-for-sale, net of tax	$25,106	$(34,411)
Adjustment to initially apply SFAS No. 160	$—	$8,500
Transfers to other real estate owned	$50,208	$31,281
Transferred other real estate owned from loans held-for-sale	$19,495	$—
Loans to facilitate the sale of other real estate owned	$8,409	$—
Loans to facilitate sale of loans	$23,500	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (the “Bancorp”) is the holding company for Cathay Bank (the “Bank”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of June 30, 2010, the Bank operates twenty branches in Southern California, eleven branches in Northern California, eight branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

3. Recent Accounting Pronouncements

In June 2009, the FASB issued ASC Topic 860, formerly SFAS 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140.” ASC Topic 860 removes the concept of a qualifying special-purpose entity and the provisions for guaranteed mortgage securitizations in earlier FASB pronouncements. A transferor should account for the transfer as a sale only if it transfers an entire financial asset and surrenders control over the entire transferred assets in accordance with the conditions in ASC Topic 860. ASC Topic 860 limits the circumstances in which a financial asset should be derecognized. ASC Topic 860 is effective for annual financial statements covering the first fiscal year ending after November 15, 2009. Adoption of ASC Topic 860 as of January 1, 2010, did not have a material impact on the Company’s consolidated financial statements.

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

The FASB issued ASU 2010-20 “Disclosure about Credit Quality and the Allowance for Credit Losses” in July 2010 to provide disclosures that facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosures on two levels of disaggregation- portfolio segment and class of financing receivable. The disclosure requirements include, among other things, a roll-forward schedule of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the entity’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the entity’s financial statements that include periods beginning on or after January 1, 2011. The Company does not expect a material impact on its consolidated financial statements from adoption of ASU 2010-20 beginning December 31, 2010.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth loss per common stock share calculations:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except share and per share data)	2010	2009	2010	2009
Net income/(loss) attributable to Cathay General Bancorp	$1,923	$(24,670)	$(23,818)	$(14,433)
Dividends on preferred stock	(4,096)	(4,083)	(8,188)	(8,163)

Net loss available to common stockholders	$(2,173)	$(28,753)	$(32,006)	$(22,596)
Weighted-average number of common shares outstanding	78,513,577	49,554,696	75,599,854	49,543,084
Loss per common stock share	$(0.03)	$(0.58)	$(0.42)	$(0.46)

5. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of June 30, 2010, the only options granted by the Company were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except options granted to the Chief Executive Officer of the Company for 100,000 shares on February 21, 2008, of which 50% were vested on February 21, 2009, and the remaining 50% were vested on February 21, 2010. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. Stock options are typically granted in the first quarter of the year. There were no options granted during 2009 and during the first six months of 2010. The Company expects to issue new shares to satisfy stock option exercises and the vesting of restricted stock units.

Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date for those options expected to vest, and is recognized as an expense over the vesting period of the grant. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Based on Staff Accounting Bulletin (“SAB”) 107 and SAB 110, the Company has estimated the expected life of the options based on the average of the contractual period and the vesting period and has consistently applied the simplified method to all options granted starting from 2005. Option compensation expense totaled $696,000 for the three months ended June 30, 2010, and $1.3 million for the three months ended June 30, 2009. For the six months ended June 30, option compensation expense totaled $1.8 million for 2010 and $2.6 million for 2009. Stock-based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $3.2 million at June 30, 2010, and is expected to be recognized over the next 2.1 years.

No stock options were exercised during the first six months of 2010. Cash received totaled $13,000 and the aggregate intrinsic value totaled $8,000 from the exercise of stock options on 1,280 shares during the six months ended June 30, 2009. The fair value of stock options vested was $35,000 for the second quarter of 2010 compared to $100,000 for the second quarter of 2009. The table below summarizes stock option activity for the periods indicated:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2009	5,169,653	$27.71	4.6	$—

Forfeited	(102,232)	$10.75

Balance at March 31, 2010	5,067,421	$28.05	4.4	$3

Forfeited	(11,119)	33.18

Balance at June 30, 2010	5,056,302	$28.04	4.2	$—

Exercisable at June 30, 2010	4,571,302	$28.13	3.9	$—

At June 30, 2010, 1,727,002 shares were available under the Company’s 2005 Incentive Plan for future grants.

In addition to stock options above, in February 2008, the Company granted restricted stock units on 82,291 shares of the Company’s common stock to its eligible employees. On the date of granting these restricted stock units, the closing price of the Company’s stock was $23.37 per share. Such restricted stock units have a maximum term of five years and vest in approximately 20% annual increments subject to employees’ continued employment with the Company. On February 21, 2009, restricted stock units on 15,828 shares were vested at the closing price of $8.94 per share. Among the 15,828 restricted stock units, 2,865 shares were cancelled immediately for employees who elected to satisfy income tax withholding amounts through cancellation of restricted stock units. A total of 12,963 shares of the Company’s common stock were issued on these restricted stock units as of February 21, 2009. On February 21, 2010, an additional restricted stock units on 15,006 shares were vested and issued at the closing price of $9.64 per share. The following table presents information relating to the restricted stock units as of June 30, 2010:

Units
Balance at December 31, 2009	60,021
Vested	(15,006)
Forfeited	(2,858)

Balance at June 30, 2010	42,157

The compensation expense recorded related to the restricted stock units above was $82,000 for the three months ended June 30, 2010, and for the three months ended June 30, 2009. For the six months ended June 30, 2010, compensation expense recorded was $163,000 in 2009 and in 2010. Unrecognized stock-based compensation expense related to restricted stock units was $872,000 at June 30, 2010, and is expected to be recognized over the next 2.7 years.

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

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Short-fall of tax deductions in excess of grant-date fair value	$(12)	$(17)	$(99)	$(131)
Benefit of tax deductions on grant-date fair value	12	17	99	134

Total benefit of tax deductions	$—	$—	$—	$3

6. Investment Securities

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of June 30, 2010, and December 31, 2009:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$109,898	$2,914	$—	$112,812
Mortgage-backed securities	514,275	10,036	—	524,311
Other securities-foreign	9,966	—	115	9,851

Total securities held-to-maturity	$634,139	$12,950	$115	$646,974

Securities Available-for-Sale
U.S. government sponsored entities	$1,414,862	$7,300	$95	$1,422,067
State and municipal securities	5,563	27	—	5,590
Mortgage-backed securities	1,164,481	36,942	116	1,201,307
Collateralized mortgage obligations	31,822	405	675	31,552
Asset-backed securities	257	—	4	253
Corporate bonds	50,216	88	608	49,696
Mutual fund	4,000	—	11	3,989
Preferred stock of government sponsored entities	1,061	—	557	504
Other securities-foreign	21,792	18	381	21,429
Other equity securities	1,050	—	204	846

Total securities available-for-sale	$2,695,104	$44,780	$2,651	$2,737,233

Total investment securities	$3,329,243	$57,730	$2,766	$3,384,207

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,876	$1,187	$—	$101,063
Mortgage-backed securities	535,139	—	7,294	527,845

Total securities held-to-maturity	$635,015	$1,187	$7,294	$628,908

Securities Available-for-Sale
U.S. treasury securities	$13,825	$—	$77	$13,748
U.S. government sponsored entities	873,290	1,284	3,230	871,344
State and municipal securities	12,750	109	36	12,823
Mortgage-backed securities	1,939,821	9,730	7,375	1,942,176
Collateralized mortgage obligations	49,161	266	1,638	47,789
Asset-backed securities	312	—	63	249
Corporate bonds	10,246	—	489	9,757
Preferred stock of government sponsored entities	1,061	211	—	1,272
Other securities-foreign	14,975	—	84	14,891
Other equity securities	1,050	—	—	1,050

Total securities available-for-sale	$2,916,491	$11,600	$12,992	$2,915,099

Total investment securities	$3,551,506	$12,787	$20,286	$3,544,007

The amortized cost and fair value of investment securities at June 30, 2010, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Due in one year or less	$12,808	$12,709	$—	$—
Due after one year through five years	1,251,596	1,258,041	109,898	112,812
Due after five years through ten years	390,290	397,587	9,966	9,851
Due after ten years (1)	1,040,410	1,068,896	514,275	524,311

Total	$2,695,104	$2,737,233	$634,139	$646,974

(1)	Equity securities are reported in this category

Proceeds from sales and repayments of mortgage-backed securities were $798.8 million during the first six months of 2010 compared to $2.1 billion during the same period a year ago. Proceeds from sales and repayments of other investment securities were $59.5 million during the first six months of 2010 compared to none during the second quarter of 2009. Proceeds from maturity and calls of investment securities were $1.5 billion during the first six months of 2010 compared to $878.8 million during the same period a year ago. Gains of $8.7 million and losses of $67,000 were realized on sales and calls of investment securities during the first six months of 2010 compared to $49.5 million in gains and no losses realized for the same period a year ago.

ASC Topic 320 requires an entity to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an entity must recognize an other-than-temporary impairment (“OTTI”). If an entity does not intend to sell the debt security and will not be required to sell the debt security, the entity must consider whether it will recover the amortized cost basis of the security. If the present value of expected cash flows is less than the amortized cost basis of the security, OTTI shall be considered to have occurred. OTTI is then separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. An entity determines the impairment related to credit losses by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. OTTI related to the credit loss is then recognized in earnings. OTTI related to all other factors is recognized in other comprehensive income. OTTI not related to the credit loss for a held-to-maturity security should be recognized separately in a new category of other comprehensive income and amortized over the remaining life of the debt security as an increase in the carrying value of the security only when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its remaining amortized cost basis. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale securities that have declined below their cost before their anticipated recovery. At June 30, 2010, there was no other-than-temporary impairment recognized in earnings.

Between 2002 and 2004, we purchased a number of mortgage-backed securities and collateralized mortgage obligations comprised of interests in non-agency guaranteed residential mortgages. At June 30, 2010, the remaining par value was $11.6 million for non-agency guaranteed mortgage-backed securities with unrealized losses of $115,000 and was $27.3 million for collateralized mortgage obligations with unrealized losses of $598,000. The remaining par value of these securities totaled $38.9 million which represents 1.2% of the fair value of investment securities and 0.3% of total assets. At June 30, 2010, the unrealized loss for these securities totaled $713,000 which represented 1.8% of the par amount of these non-agency guaranteed residential mortgages. Based on the Company’s analysis at June 30, 2010, there was no “other-than-temporary” impairment in these securities due to the low loan to value ratio for the loans underlying these securities, the credit support provided by junior tranches of these securitizations, and the continued AAA rating for all but two issues of these securities. The Company’s analysis also indicated the continued full ultimate collection of principal and interest for the two issues that were no longer rated AAA.

The temporarily impaired securities represent 3.0% of the fair value of investment securities as of June 30, 2010. Unrealized losses for securities with unrealized losses for less than twelve months represent 3.0%, and securities with unrealized losses for twelve months or more represent 2.2%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased. All of these securities are investment grade as of June 30, 2010. At June 30, 2010, 12 issues of securities had unrealized losses for twelve months or longer and 20 issues of securities had unrealized losses of less than twelve months.

At June 30, 2010, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our consolidated statements of operations. The table below shows the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of June 30, 2010, and December 31, 2009:

	As of June 30, 2010
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
Mortgage-backed securities	$9,851	$115	1	—	—	—	$9,851	$115	1

Total securities held-to-maturity	$9,851	$115	$1	$—	$—	$—	$9,851	$115	$1

Securities Available-for-Sale
U.S. government sponsored entities	$19,900	$95	$2	$—	$—	$—	$19,900	$95	$2
Mortgage-backed securities	49	1	3	136	5	2	185	6	5
Mortgage-backed securities-Non-agency	—	—	—	11,339	110	2	11,339	110	2
Collateralized mortgage obligations	149	1	1	23,168	674	7	23,317	675	8
Asset-backed securities	—	—	—	253	4	1	253	4	1
Corporate bonds	19,608	608	3	—	—	—	19,608	608	3
Mutual fund	3,989	11	1				3,989	11	1
Preferred stock of government sponsored entities	504	557	7	—	—	—	504	557	7
Other securities-foreign organization	9,600	381	1	—	—	—	9,600	381	1
Other equity securities	846	204	1	—	—	—	846	204	1

Total securities available-for-sale	$54,645	$1,858	$19	$34,896	$793	$12	$89,541	$2,651	$31

Total investment securities	$64,496	$1,973	20	$34,896	$793	12	$99,392	$2,766	32

	As of December 31, 2009
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
Mortgage-backed securities	$527,845	$7,294	12	—	—	—	$527,845	$7,294	12

Total securities held-to-maturity	$527,845	$7,294	$12	$—	$—	$—	$527,845	$7,294	$12

Securities Available-for-Sale
U.S. Treasury entities	$13,748	$77	2	$—	$—	—	$13,748	$77	2
U.S. government sponsored entities	408,888	3,230	9	—	—	—	408,888	3,230	9
State and municipal securities	—	—	—	659	36	1	659	36	1
Mortgage-backed securities	1,050,968	6,216	32	855	3	5	1,051,823	6,219	37
Mortgage-backed securities-Non-agency	—	—	—	12,302	1,156	3	12,302	1,156	3
Collateralized mortgage obligations	30,870	955	4	8,304	683	8	39,174	1,638	12
Asset-backed securities	—	—	—	249	63	1	249	63	1
Corporate bonds	249	1	1	9,508	488	3	9,757	489	4
Other securities-foreign organization	14,891	84	3	—	—	—	14,891	84	3

Total securities available-for-sale	$1,519,614	$10,563	$51	$31,877	$2,429	$21	$1,551,491	$12,992	$72

Total investment securities	$2,047,459	$17,857	63	$31,877	$2,429	21	$2,079,336	$20,286	84

Investment securities having a carrying value of $2.02 billion at June 30, 2010, and $1.97 billion at December 31, 2009, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, and foreign exchange transactions.

7. Investments in Affordable Housing

The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. The Company’s investments in these partnerships were $92.2 million at June 30, 2010, and $95.9 million at December 31, 2009. At June 30, 2010, and December 31, 2009, six of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s consolidated financial statements increased total assets and liabilities by $23.1 million at June 30, 2010, and by $22.8 million at December 31, 2009. Other borrowings for affordable housing limited partnerships were $19.2 million at June 30, 2010, and at December 31, 2009; recourse is limited to the assets of the limited partnerships. Unfunded commitments for affordable housing limited partnerships of $5.3 million as of June 30, 2010, and $8.1 million as of December 31, 2009, were recorded under other liabilities.

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

(In thousands)	At June 30, 2010	At December 31, 2009
Commitments to extend credit	$1,418,923	$1,591,019
Standby letters of credit	55,135	61,488
Other letters of credit	82,572	49,257
Bill of lading guarantees	74	300

Total	$1,556,704	$1,702,064

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

9. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 4.19% at June 30, 2010, compared to $1.6 billion with a weighted average rate of 4.19% at December 31, 2009. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million are with initial fixed rates ranging from 1.00% and 3.50% with initial fixed rate terms ranging from six months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. At June 30, 2010, there was one short-term security sold under an agreement to repurchase of $5.5 million at the rate of 1.00% which matured on July 1, 2010. The table below provides summary data for long-term securities sold under agreements to repurchase as of June 30, 2010:

Securities Sold Under Agreements to Repurchase

(Dollars in millions)	Fixed-to-floating				Floating-to-fixed				Total
Callable	All callable at June 30, 2010				All callable at June 30, 2010
Rate type	Float Rate				Fixed Rate
Rate index	8% minus 3 month LIBOR

Maximum rate	3.75%	3.50%	3.50%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	5	4	1	2	1	10	4	30
Amount	$150.0	$250.0	$200.0	$50.0	$100.0	$50.0	$550.0	$200.0	$1,550.0
Weighted average rate	3.75%	3.50%	3.50%	3.25%	4.77%	4.83%	4.54%	5.00%	4.20%
Final maturity	2014	2014	2015	2015	2011	2012	2014	2017

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.9 billion as of June 30, 2010, and $1.8 billion as of December 31, 2009.

10. Advances from the Federal Home Loan Bank

Total advances from the FHLB decreased $65.0 million to $864.4 million at June 30, 2010 from $929.4 million at December 31, 2009. During the first quarter of 2010, the Company prepaid a $65.0 million advance from the FHLB and incurred a prepayment penalty of $909,000. Non-puttable advances totaled $164.4 million with a weighted rate of 5.27% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at June 30, 2010. The FHLB has the right to terminate the puttable transaction at par at each three-month anniversary after the first puttable date. As of June 30, 2010, all puttable FHLB advances were puttable, but the FHLB had not exercised its right to terminate any of the puttable transactions. At June 30, 2010, the Company had unused borrowing capacity from the FHLB of $506.0 million and expects to be able to access this source of funding, if required, in the near term.

11. Subordinated Note and Junior Subordinated Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction (“Bank Subordinated Securities”). The debt has a maturity term of 10 years, is unsecured and bears interest at a rate of three-month LIBOR plus 110 basis points, payable on a quarterly basis. At June 30, 2010, the per annum interest rate on the subordinated debt was 1.63% compared to 1.35% at December 31, 2009. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (“Capital Securities”). These trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp in junior subordinated notes issued by the Bancorp (“Junior Subordinated Securities”). The five special purpose trusts are considered variable interest entities under GAAP. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company. At June 30, 2010, junior subordinated debt securities totaled $121.1 million with a weighted average interest rate of 2.70% compared to $121.1 million with a weighted average rate of 2.41% at December 31, 2009. The junior subordinated debt securities have a stated maturity term of 30 years and are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

12. Income Taxes

Income tax benefit totaled $28.4 million, or an effective tax benefit rate of 54.4% for the first six months of 2010 compared to an income tax benefit of $20.9 million, or an effective tax rate of 59.6%, for the same period a year ago. Income tax benefit results in effective tax rates that differ from the statutory Federal income tax rate for the periods indicated as follows:

	Six Months Ended June 30,
	2010		2009
	(In thousands)
Tax provision at Federal statutory rate	$(18,291)	35.0%	$(12,254)	35.0%
State income taxes, net of Federal income tax benefit	(4,294)	8.2	(2,593)	7.4
Interest on obligations of state and political subdivisions, which are exempt from Federal taxation	(60)	0.1	(155)	0.4
Low income housing tax credit	(5,284)	10.1	(5,468)	15.6
Other, net	(512)	1.0	(410)	1.2

Total income tax (benefit)/expense	$(28,441)	54.4%	$(20,880)	59.6%

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

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense. The Company had approximately $0.3 million of accrued interest and penalties as of June 30, 2010 and $0.2 million of accrued interest and penalties as of December 31, 2009.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2006 and by the Franchise Tax Board of the State of California back to 2000. The Company is currently under audit by the California Franchise Tax Board for the years 2000 to 2004 and by the Internal Revenue Service for the years 2007 to 2009.

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

The Company uses the following methodologies to measure the fair value of its financial assets and liabilities:

Securities Available for Sale. For certain actively traded agency preferred stocks and U.S. Treasury securities, the Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement. The Company also measures securities by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement. This category generally includes U.S. Government agency securities, state and municipal securities, mortgage-backed securities (“MBS”), commercial MBS, collateralized mortgage obligations, asset-backed securities, and corporate bonds.

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

Goodwill. The Company completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment. Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill. The implied fair value of goodwill is computed by assuming all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill. This adjusted goodwill balance is the implied fair value used in step two. An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value. In connection with obtaining the independent valuation, management provided certain data and information that was utilized by the third party in its determination of fair value, including earnings forecast at the reporting unit level for the next four years. Other key assumptions include terminal values based on future growth rates and discount rates for valuing the cash flows, which have inputs for the risk-free rate, market risk premium and adjustments to reflect inherent risk and required market returns. Because of the significance of unobservable inputs in the valuation of goodwill impairment, goodwill subject to nonrecurring fair value adjustments is classified as Level 3.

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

Other Real Estate Owned. Real estate acquired in the settlement of loans is initially recorded at fair value based on the appraised value of the property on the date of transfer, less estimated costs to sell, a Level 2 measurement. From time to time, nonrecurring fair value adjustments are made to other real estate owned based on the current updated appraised value of the property, also a Level 2 measurement, or management’s judgment and estimation of value reported on old appraisals which are then adjusted based on recent market trends, a Level 3 measurement.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at June 30, 2010, and at December 31, 2009:

As of June 30, 2010	Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Securities available-for-sale
U.S. government sponsored entities	$—	$1,422,067	$—	$1,422,067
State and municipal securities	—	5,590	—	5,590
Mortgage-backed securities	—	1,201,307	—	1,201,307
Collateralized mortgage obligations	—	31,552	—	31,552
Asset-backed securities	—	253	—	253
Corporate bonds	—	49,696	—	49,696
Mutual Fund -CRA		3,989		3,989
Preferred stock of government sponsored entities	—	504	—	504
Other foreign securities	—	21,429	—	21,429
Other equity securities	846	—	—	846

Total securities available-for-sale	846	2,736,387	—	2,737,233
Trading	21	—	—	21
Warrants	—	—	40	40
Option contracts	—	45	—	45
Foreign exchange contracts	—	828	—	828

Total assets	$867	$2,737,260	$40	$2,738,167

Liabilities
Interest rate swaps	$—	$5,874	$—	$5,874
Option contracts	—	43	—	43
Foreign exchange contracts	—	1,719	—	1,719

Total liabilities	$—	$7,636	$—	$7,636

As of December 31, 2009	Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury entities	$13,748	$—	$—	$13,748
U.S. government sponsored entities	—	871,344	—	871,344
State and municipal securities	—	12,823	—	12,823
Mortgage-backed securities	—	1,942,176	—	1,942,176
Collateralized mortgage obligations	—	47,789	—	47,789
Asset-backed securities	—	249	—	249
Corporate bonds	—	9,757	—	9,757
Preferred stock of government sponsored entities	—	1,272	—	1,272
Other foreign securities	—	14,891	—	14,891
Other equity securities	1,050	—	—	1,050

Total securities available-for-sale	14,798	2,900,301	—	2,915,099
Trading	18	—	—	18
Warrants	—	—	50	50
Option contracts	—	18	—	18
Foreign exchange contracts	—	3,565	—	3,565

Total assets	$14,816	$2,903,884	$50	$2,918,750

Liabilities
Interest rate swaps	$—	$694	$—	$694
Option contracts	—	8	—	8
Foreign exchange contracts	—	967	—	967

Total liabilities	$—	$1,669	$—	$1,669

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at June 30, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at June 30, 2010, and at December 31, 2009 and the total losses for the periods indicated:

	As of June 30, 2010				Total Losses
	Fair Value Measurements Using			Total at Fair Value	For the Three Months Ended		For the Six Months Ended
	Level 1	Level 2	Level 3		June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$22,944	$5,059	$28,003	$6,428	$8,280	$16,033	$11,623
Construction- residential	—	29,471	966	30,437	2,412	22,906	6,669	30,723
Construction- other	—	32,880	—	32,880	1,306	2,884	16,749	8,436
Real Estate loans	—	40,454	2,665	43,119	7,208	15,024	17,299	15,374
Land loans	—	18,973	536	19,509	1,003	57	3,776	1,502
Residential mortgage loans	—	1,355	4,066	5,421	458	2,008	1,036	2,027

Total impaired loans	—	146,077	13,292	159,369	18,815	51,159	61,562	69,685
Loans held-for-sale	—	—	6,514	6,514	699	—	2,984	—
Core deposit intangibles	—	—	19,403	19,403	1,485	1,689	2,992	3,400
Other real estate owned (1)	—	84,825	23,549	108,374	875	13,861	2,164	15,502
Investments in venture capital	—	—	8,259	8,259	77	306	322	1,067
Equity investments	826	—	—	826	—	—	—	—

Total assets	$826	$230,902	$71,017	$302,745	$21,951	$67,015	$70,024	$89,654

(1)	Other real estate owned balance of $101.1 million in the consolidated balance sheet is net of estimated disposal costs.

	As of December 31, 2009				Total Losses
	Fair Value Measurements Using			Total at Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3		December 31, 2009	December 31, 2008
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$16,129	$1,369	$17,498	$16,293	$5,312
Construction- residential	—	27,797	24,290	52,087	23,234	12,979
Construction- other	—	18,904	742	19,646	12,493	—
Real Estate loans	—	25,901	—	25,901	27,350	3,699
Land loans	—	21,262	—	21,262	11,639	5,225

Total impaired loans	—	109,993	26,401	136,394	91,009	27,215
Loans held-for-sale	—	—	54,826	54,826	19,252	—
Other real estate owned (1)	—	62,602	13,206	75,808	28,216	3,604
Investments in venture capital	—	—	8,147	8,147	1,794	11
Equity investments	826	—	—	826	—	1,042

Total assets	$826	$172,595	$102,580	$276,001	$140,271	$31,872

(1)	Other real estate owned balance of $71.0 million in the consolidated balance sheet is net of estimated disposal costs.

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $40,000 at June 30, 2010, compared to $50,000 at December 31, 2009. The fair value adjustment of $10,000 was included in other operating income in the second quarter of 2010.

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

The fair value of impaired loans was calculated based on the market price of the most recent sale or quoted price from loans held-for-sale.

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

Fair Value of Financial Instruments

	As of June 30, 2010		As of December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$77,752	$77,752	$100,124	$100,124
Short-term investments	411,963	411,963	254,726	254,726
Securities held-to-maturity	634,139	646,974	635,015	628,908
Securities available-for-sale	2,737,233	2,737,233	2,915,099	2,915,099
Trading securities	21	21	18	18
Loans held-for-sale	6,514	6,514	54,826	54,826
Loans, net	6,589,911	6,491,068	6,678,914	6,528,170
Investment in Federal Home Loan Bank stock	69,146	69,146	71,791	71,791
Warrants	40	40	50	50
Option contracts	11,635	45	4,671	18
Foreign exchange contracts	43,297	828	60,725	3,565
Financial Liabilities
Deposits	7,285,816	7,303,908	7,505,040	7,520,604
Securities sold under agreement to repurchase	1,555,500	1,723,815	1,557,000	1,695,130
Advances from Federal Home Loan Bank	864,362	919,423	929,362	993,243
Other borrowings	27,584	27,535	26,532	26,410
Long-term debt	171,136	90,615	171,136	92,553
Option contracts	43	43	8	8
Interest rate swaps	300,000	5,874	300,000	694
Foreign exchange contracts	87,571	1,719	60,846	967

	As of June 30, 2010		As of December 31, 2009
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,418,923	$(556)	$1,591,019	$(621)
Standby letters of credit	55,135	(233)	61,488	(200)
Other letters of credit	82,572	(45)	49,257	(22)
Bill of lading guarantees	74	0	300	(1)

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

In determining the forecasted earnings for the Retail Banking unit and the East Coast Operations, the financial forecasts assume some recovery from the current business downturn beginning in the second half of 2010 and then muted growth thereafter. It should be noted, however, that these reporting units have already been performing at a satisfactory level given the environment. The principal driver of the

Company’s negative operating results has been the Commercial Lending reporting unit where the vast majority of the Company’s loan losses are incurred. The forecasts reflect an assumption that interest rates will increase steadily beginning in the second quarter of 2011 until December 2012. A summary of the respective unit fair value, carrying amounts and unit goodwill as well as the percentage by which fair value exceed carrying value of each reporting unit is shown below:

As of June 30, 2010

Reporting Units	Carrying Amount	Fair Value	Fair Value in Excess of Carrying Amount	Allocated Goodwill
	(Dollars in thousands)
Commercial Lending Unit	$559,968	$65,000	—	—
Retail Banking Unit	423,931	640,000	51.0%	235,195
East Coast Operations	186,773	265,000	41.9%	81,145

Total	$1,170,672	$970,000		$316,340

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

As of June 30, 2010, we had entered into five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years. These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities. At June 30, 2010, the Company paid a fixed rate at a weighted average of 1.95% and received a floating 3-month LIBOR rate at a weighted average of 0.51% on these agreements. The net amount accrued on these interest rate swaps of $2.5 million for the first six months of 2010 was recorded as a reduction to other non-interest income. At June 30, 2010, the Company recorded $5.9 million within other liabilities to recognize the negative fair value of these interest rate swaps.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At June 30, 2010, the notional amount of option contracts totaled $11.6 million with a net positive fair value of $45,000. Spot and forward contracts in the total notional amount of $43.3 million had positive fair value, in the amount of $828,000, at June 30, 2010. Spot and forward contracts in the total notional amount of $87.6 million had a negative fair value, in the amount of $1.7 million, at June 30, 2010. At December 31, 2009, the notional amount of option contracts totaled $4.7 million with a net positive fair value of $18,000. Spot and forward contracts in the total notional amount of $60.7 million had positive fair value, in the amount of $3.6 million, at December 31, 2009. Spot and forward contracts in the total notional amount of $60.8 million had a negative fair value, in the amount of $967,000, at December 31, 2009.

18. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements.

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

Recent Legislation Impacting the Financial Services Industry

On July 21 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements extensive changes across the financial regulatory landscape, including provisions that, among other things, will:

•

Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•

Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. The Bancorp’s existing trust preferred securities will continue to be treated as Tier 1 capital.

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increase the floor of the size of the DIF, which generally will require an increase in the level of assessments for institutions, such as the Bank, with assets in excess of $10 billion.

•

Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

•

Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Increase the authority of the Federal Reserve to examine the Bank and its non-bank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

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

Management of the Company considers the following to be critical accounting policies:

Accounting for the allowance for credit losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described under the heading “Accounting for the Allowance for Loan Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

HIGHLIGHTS

•

Return to profitability – Second quarter net income was $1.9 million compared to a net loss of $25.7 million in the first quarter of 2010 and compared to a net loss of $24.7 million in the same quarter a year ago.

•

Decrease in net charge-offs – Net charge-offs in the second quarter of 2010 were $22.6 million compared to $63.1 million in the first quarter of 2010 and $56.0 million in the same quarter a year ago. The provision for credit losses was $45.0 million for the second quarter of 2010 compared to $84.0 million in the first quarter of 2010 and $93.0 million in the same quarter a year ago.

•

Allowance for credit losses strengthened – Total allowance for credit losses increased to $260.5 million, or 3.80%, of total loans, excluding loans held-for-sale, at June 30, 2010, compared to 3.15% at December 31, 2009.

Statement of Operations Review

Net (Loss)/Income

Net loss attributable to common stockholders for the three months ended June 30, 2010, was $2.2 million, a decrease of $26.6 million, compared to net loss attributable to common stockholders of $28.8 million for the same period a year ago. Loss per share attributable to common stockholders for the three months ended June 30, 2010, was $0.03 compared to a $0.58 for the same period a year ago due primarily to decreases in the provision for credit losses and lower other real estate owned expenses.

Return on average stockholders’ equity was 0.54% and return on average assets was 0.07% for the three months ended June 30, 2010, compared to a return on average stockholders’ equity of negative 7.66% and a return on average assets of negative 0.87% for the same period of 2009.

Financial Performance

	Three months ended June 30,
	2010	2009
Net income/(loss)	$1.9 million	$(24.7) million
Net loss attributable to common stockholders	$(2.2) million	$(28.8) million
Loss per common share	$(0.03)	$(0.58)
Return on average assets	0.07%	-0.87%
Return on average total stockholders’ equity	0.54%	-7.66%
Efficiency ratio	49.16%	54.87%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased to $74.6 million during the second quarter of 2010, an increase of $8.6 million, or 13.0%, compared to $66.0 million during the same quarter a year ago. The increase was due primarily to the decrease in interest expense paid on time certificates of deposit.

The net interest margin, on a fully taxable-equivalent basis, was 2.73% for the second quarter of 2010, compared to 2.72% for the first quarter of 2010 and an increase of 24 basis points from 2.49% for the second quarter of 2009. The decrease in the rate on interest bearing deposits contributed to the increase in the net interest margin from the corresponding quarter in the prior year.

For the second quarter of 2010, the yield on average interest-earning assets was 4.55%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities equaled 2.14%, and the cost of interest bearing deposits was 1.33%. In comparison, for the second quarter of 2009, the yield on average interest-earning assets was 4.88%, on a fully taxable-equivalent basis, cost of funds on average interest-bearing liabilities equaled 2.75%, and the cost of interest bearing deposits was 2.18%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, increased 28 basis points to 2.41% for the second quarter ended June 30, 2010, from 2.13% for the same quarter a year ago, primarily due to the reasons discussed above.

The cost of deposits, including demand deposits, decreased 10 basis points to 1.18% in the second quarter of 2010 compared to 1.28% in the first quarter of 2010 and decreased 77 basis points from 1.95% in the second quarter of 2009 due primarily to the decrease in the rates paid on certificates of deposit upon renewal and for core deposits as a result of the decline in market interest rates.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Three months ended June 30,	2010			2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Taxable-equivalent basis (Dollars in thousands)
Interest Earning Assets
Commercial loans	$1,316,149	$15,711	4.79%	$1,495,672	$17,333	4.65%
Residential mortgage	940,917	12,253	5.21	813,330	10,644	5.23
Commercial mortgage	4,015,618	59,796	5.97	4,121,568	61,277	5.96
Real estate construction loans	581,023	7,157	4.94	890,501	9,195	4.14
Other loans and leases	18,796	166	3.54	21,029	201	3.83

Total loans and leases (1)	6,872,503	95,083	5.55	7,342,100	98,650	5.39
Taxable securities	3,744,929	28,751	3.08	3,158,632	30,321	3.85
Tax-exempt securities (3)	10,323	153	5.94	19,315	318	6.60
Federal Home Loan Bank Stock	70,396	46	0.26	71,791	—	—
Interest bearing deposits	263,048	308	0.47	37,363	73	0.78
Federal funds sold & securities purchased under agreements to resell	—	—	—	3,989	1	0.10

Total interest-earning assets	10,961,199	124,341	4.55	10,633,190	129,363	4.88

Non-interest earning assets
Cash and due from banks	95,721			119,353
Other non-earning assets	899,308			787,198

Total non-interest earning assets	995,029			906,551
Less: Allowance for loan losses	(253,020)			(144,983)
Deferred loan fees	(7,797)			(9,511)

Total assets	$11,695,411			$11,385,247

Interest bearing liabilities:
Interest bearing demand accounts	$378,496	$202	0.21	$278,944	$288	0.41
Money market accounts	938,109	2,117	0.91	834,063	3,250	1.56
Savings accounts	364,867	203	0.22	328,274	175	0.21
Time deposits	5,012,668	19,744	1.58	5,064,471	31,622	2.50

Total interest-bearing deposits	6,694,140	22,266	1.33	6,505,752	35,335	2.18

Federal funds purchased	—	—	—	16,747	11	0.26
Securities sold under agreements to repurchase	1,560,170	16,490	4.24	1,559,302	16,036	4.12
Other borrowings	894,870	9,981	4.47	962,405	10,554	4.40
Long-term debt	171,136	943	2.21	171,136	1,319	3.09

Total interest-bearing liabilities	9,320,316	49,680	2.14	9,215,342	63,255	2.75

Non-interest bearing liabilities
Demand deposits	874,395			749,573
Other liabilities	72,147			120,314
Total equity	1,428,553			1,300,018

Total liabilities and equity	$11,695,411			$11,385,247

Net interest spread (4)			2.41%			2.13%

Net interest income (4)		$74,661			$66,108

Net interest margin (4)			2.73%			2.49%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Three months ended June 30, 2010-2009 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-Earning Assets:
Loans and leases	(6,449)	2,882	(3,567)
Taxable securities	5,102	(6,672)	(1,570)
Tax-exempt securities (2)	(136)	(29)	(165)
Federal Home Loan Bank Stock	—	46	46
Deposits with other banks	275	(40)	235
Federal funds sold and securities purchased under agreements to resell	(1)	—	(1)

Total decrease in interest income	(1,209)	(3,813)	(5,022)

Interest-Bearing Liabilities:
Interest bearing demand accounts	82	(168)	(86)
Money market accounts	368	(1,501)	(1,133)
Savings accounts	20	8	28
Time deposits	(320)	(11,558)	(11,878)
Federal funds purchased	(11)	—	(11)
Securities sold under agreements to repurchase	9	445	454
Other borrowed funds	(752)	179	(573)
Long-term debts	—	(376)	(376)

Total increase/(decrease) in interest expense	(604)	(12,971)	(13,575)

Changes in net interest income	$(605)	$9,158	$8,553

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Provision for Loan Losses

The provision for credit losses was $45.0 million for the second quarter of 2010 compared to $84.0 million for the first quarter of 2010 and compared to $93.0 million in the second quarter of 2009. The provision for credit losses was based on the review of the adequacy of the allowance for loan losses at June 30, 2010. During the second quarter of 2010, we made several refinements to the loan loss reserve methodology which increased the loan loss provision by $19.5 million. These refinements included giving greater weighting to the most recent twelve months of charge-offs in the calculation of the loan loss reserve percentage for pass rated loans. The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio, including unfunded commitments. The following table summarizes the charge-offs and recoveries for the periods as indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(In thousands)
Charge-offs:
Commercial loans	$2,267	$11,087	$11,913	$22,165
Construction loans- residential	2,412	27,893	10,809	44,070
Construction loans- other	1,324	2,884	18,390	10,107
Real estate loans (1)	13,913	13,095	38,070	14,456
Real estate- land loans	7,931	1,357	12,682	3,734
Installment and other loans	—	4	—	4

Total charge-offs	27,847	56,320	91,864	94,536

Recoveries:
Commercial loans	1,791	106	2,369	304
Construction loans- residential	2,426	174	2,496	174
Construction loans- other	339	1	417	1
Real estate loans (1)	720	—	922	—
Real estate- land loans	12	1	42	1
Installment and other loans	—	17	2	17

Total recoveries	5,288	299	6,248	497

Net Charge-offs	$22,559	$56,021	$85,616	$94,039

(1)	Real estate loans includes commercial mortgage loans, residential mortgage loans and equity lines.

Total charge-offs of $27.8 million for the second quarter of 2010 included $3.7 million of charge-offs on 9 construction loans, $13.4 million of charge-offs on 17 commercial real estate loans, $2.3 million of charge-offs on 8 commercial loans, $7.9 million of charge-offs on 5 land loans, and $470,000 of charge-offs on 5 residential mortgage loans. In the second quarter of 2010, net loan charge-offs decreased $33.5 million, or 59.7%, compared to the second quarter of 2009, but remained high as a result of the continuing weak economy.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $7.4 million for the second quarter of 2010, a decrease of $25.0 million compared to non-interest income of $32.4 million for the second quarter of 2009. The decrease in non-interest income was primarily due to a decrease in securities gains from $26.9 million in the second quarter of 2009 to $5.2 million in the second quarter of 2010 and a loss of $3.4 million from interest rate swaps in the second quarter of 2010.

Non-Interest Expense

Non-interest expense decreased $13.7 million, or 25.3%, to $40.3 million in the second quarter of 2010 compared to $54.0 million in the same quarter a year ago. The efficiency ratio was 49.16% in the second quarter of 2010 compared to 54.87% for the same period a year ago due primarily to lower OREO expenses and lower FDIC assessments offset by lower securities gains recorded in the second quarter of 2010.

FDIC and State assessments decreased $2.3 million to $5.8 million in the second quarter of 2010 from $8.1 million in the same quarter a year ago due to a $5.2 million special assessment based on total assets that the Company paid in the second quarter of 2009, offset by a higher assessment rate and higher deposit balances for the second quarter of 2010. OREO expense decreased $12.3 million to $1.6 million in the second quarter of 2010 from $13.9 million in the same quarter a year ago primarily due to a $10.5 million decrease in OREO write-downs as a result of stabilizing real estate values.

Offsetting the above decreases was a $1.6 million increase in professional service expense primarily due to increases in consulting expenses, collection, and loan related expenses. In addition, the write-down to fair value of loans held-for-sale increased $698,000 in the second quarter of 2010 compared to the same quarter a year ago.

Income Taxes

Income tax benefit totaled $28.4 million, or an effective tax benefit rate of 54.4% for the first six months of 2010 compared to an income tax benefit of $20.9 million, or an effective tax rate of 59.6%, for the same period a year ago. The tax benefit for the six months ended June 30, 2010 and June 30, 2009, resulted from the pretax loss and the utilization of low income housing tax credits and $1.3 million related to prior year tax true-up adjustments recorded in the second quarter of 2010.

Year-to-Date Statement of Operation Review

Net loss attributable to common stockholders was $32.0 million, an increase of $9.4 million, or 41.6%, compared to net loss attributable to common stockholders of $22.6 million for the same period a year ago due primarily to decreases in securities gains partially offset by decreases in the provision for loan losses, higher net interest income, and lower provision for OREO write-downs. Loss per share was $0.42 compared to $0.46 loss per share for the same period a year ago. The net interest margin for the six months ended June 30, 2010, increased 14 basis points to 2.73% compared to 2.59% for the same period a year ago.

Return on average stockholders’ equity was negative 3.42% and return on average assets was negative 0.41% for the six months ended June 30, 2010, compared to a negative return on average stockholders’ equity of 2.25% and a negative return on average assets of 0.26% for the same period of 2009. The efficiency ratio for the six months ended June 30, 2010 was 52.30% compared to 46.58% for the same period a year ago.

The average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rates, the net interest spread and the net interest margins are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Six months ended June 30,	2010			2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Taxable-equivalent basis (Dollars in thousands)
Interest Earning Assets
Commercial loans	$1,322,640	$30,119	4.59%	$1,546,953	$36,086	4.70%
Residential mortgage	919,032	23,929	5.21	804,590	21,265	5.29
Commercial mortgage	4,041,616	121,727	6.07	4,124,139	125,716	6.15
Real estate construction loans	608,717	14,699	4.87	903,426	19,169	4.28
Other loans and leases	20,540	348	3.42	21,165	408	3.89

Total loans and leases (1)	6,912,545	190,822	5.57	7,400,273	202,644	5.52
Taxable securities	3,708,160	59,039	3.21	3,065,184	62,515	4.11
Tax-exempt securities (3)	11,219	271	4.87	21,071	697	6.67
Federal Home Loan Bank stock	71,090	94	0.27	71,791	—	—
Interest bearing deposits	347,411	625	0.36	31,214	131	0.85
Federal funds sold & securities purchased under agreements to resell	—	—	—	42,133	1,303	6.24

Total interest-earning assets	11,050,425	250,851	4.58	10,631,666	267,290	5.07

Non-interest earning assets
Cash and due from banks	98,239			110,187
Other non-earning assets	892,742			775,999

Total non-interest earning assets	990,981			886,186
Less: Allowance for loan losses	(244,349)			(139,828)
Deferred loan fees	(7,870)			(9,521)

Total assets	$11,789,187			$11,368,503

Interest bearing liabilities:
Interest bearing demand accounts	$386,138	$517	0.27	$269,293	$542	0.41
Money market accounts	935,031	4,415	0.95	797,202	6,207	1.57
Savings accounts	360,213	397	0.22	319,757	346	0.22
Time deposits	5,106,468	41,421	1.64	5,013,085	67,592	2.72

Total interest-bearing deposits	6,787,850	46,750	1.39	6,399,337	74,687	2.35

Federal funds purchased	—	—	—	16,840	22	0.26
Securities sold under agreement to repurchase	1,560,185	32,802	4.24	1,570,086	31,972	4.11
Other borrowings	903,660	20,020	4.47	1,039,695	21,119	4.10
Junior subordinated notes	171,136	1,856	2.19	171,136	2,824	3.33

Total interest-bearing liabilities	9,422,831	101,428	2.17	9,197,094	130,624	2.86

Non-interest bearing liabilities
Demand deposits	879,509			742,269
Other liabilities	73,289			128,861
Total equity	1,413,558			1,300,279

Total liabilities and equity	$11,789,187			$11,368,503

Net interest spread (4)			2.41%			2.21%

Net interest income (4)		$149,423			$136,666

Net interest margin (4)			2.73%			2.59%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Six months ended June 30, 2010-2009 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-Earning Assets:
Loans and leases	(12,002)	180	(11,822)
Taxable securities	5,060	(8,536)	(3,476)
Tax-exempt securities (2)	(270)	(156)	(426)
Federal Home Loan Bank stock	—	94	94
Deposits with other banks	539	(45)	494
Federal funds sold and securities purchased under agreements to resell	(1,303)	—	(1,303)

Total increase in interest income	(7,976)	(8,463)	(16,439)

Interest-Bearing Liabilities:
Interest bearing demand accounts	89	(114)	(25)
Money market accounts	205	(1,997)	(1,792)
Savings accounts	44	7	51
Time deposits	44	(26,215)	(26,171)
Federal funds purchased	(22)	—	(22)
Securities sold under agreement to repurchase	(35)	865	830
Other borrowed funds	(1,790)	691	(1,099)
Long-term debt	—	(968)	(968)

Total increase in interest expense	(1,465)	(27,731)	(29,196)

Changes in net interest income	$(6,511)	$19,268	$12,757

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Balance Sheet Review

Assets

Total assets were $11.4 billion at June 30, 2010, a decrease of $175.2 million, or 1.5%, from $11.6 billion at December 31, 2009, primarily due to the decrease of $177.9 million, or 6.1%, in securities available-for-sale.

Investment Securities

Investment securities represented 29.54% of total assets at June 30, 2010, compared with 30.64% of total assets at December 31, 2009. The carrying value of investment securities at June 30, 2010, was $3.37 billion compared with $3.55 billion at December 31, 2009. Securities available-for-sale are carried at fair value and had a net unrealized gain of $42.1 million at June 30, 2010, compared with a net unrealized loss of $1.4 million at December 31, 2009. Book value for securities held-to-maturity was $634.1 million at June 30, 2010, and $635.0 million at December 31, 2009.

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of June 30, 2010, and December 31, 2009:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$109,898	$2,914	$—	$112,812
Mortgage-backed securities	514,275	10,036	—	524,311
Other Securities-foreign	9,966	—	115	9,851

Total securities held-to-maturity	$634,139	$12,950	$115	$646,974

Securities Available-for-Sale
U.S. government sponsored entities	1,414,862	7,300	95	1,422,067
State and municipal securities	5,563	27	—	5,590
Mortgage-backed securities	1,164,481	36,942	116	1,201,307
Collateralized mortgage obligations	31,822	405	675	31,552
Asset-backed securities	257	—	4	253
Corporate bonds	50,216	88	608	49,696
Mutual fund	4,000	—	11	3,989
Preferred stock of government sponsored entities	1,061	—	557	504
Other securities-foreign	21,792	18	381	21,429
Other equity securities	1,050	—	204	846
Total securities available-for-sale	$2,695,104	$44,780	$2,651	$2,737,233

Total investment securities	$3,329,243	$57,730	$2,766	$3,384,207

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,876	$1,187	$—	$101,063
Mortgage-backed securities	535,139	—	7,294	527,845

Total securiteis held-to-maturity	$635,015	$1,187	$7,294	$628,908

Securities Available-for-Sale
U.S. treasury securities	$13,825	$—	$77	$13,748
U.S. government sponsored entities	873,290	1,284	3,230	871,344
State and municipal securities	12,750	109	36	12,823
Mortgage-backed securities	1,939,821	9,730	7,375	1,942,176
Collateralized mortgage obligations	49,161	266	1,638	47,789
Asset-backed securities	312	—	63	249
Corporate bonds	10,246	—	489	9,757
Preferred stock of government sponsored entities	1,061	211	—	1,272
Other securities-foreign	14,975	—	84	14,891
Other equity securities	1,050	—	—	1,050

Total securities available-for-sale	$2,916,491	$11,600	$12,992	$2,915,099

Total investment securities	$3,551,506	$12,787	$20,286	$3,544,007

ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an entity must recognize an other-than-temporary impairment (“OTTI”). If an entity does not intend to sell the debt security and will not be required to sell the debt security, the entity must consider whether it will recover the amortized cost basis of the security. If the present value of expected cash flows is less than the amortized cost basis of the security, OTTI shall be considered to have occurred. OTTI is then separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. An entity determines the impairment related to credit losses by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. OTTI related to the credit loss is then recognized in earnings. OTTI related to all other factors is recognized in other comprehensive income. OTTI not related to the credit loss for a held-to-maturity security should be recognized separately in a new category of other comprehensive income and amortized over the remaining life of the debt security as an increase in the carrying value of the security only when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its remaining amortized cost basis. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale securities that have declined below their cost before their anticipated recovery. At June 30, 2010, there was no other-than-temporary impairment recognized in earnings.

Between 2002 and 2004, we purchased a number of mortgage-backed securities and collateralized mortgage obligations comprised of interests in non-agency guaranteed residential mortgages. At June 30, 2010, the remaining par value was $11.6 million for non-agency guaranteed mortgage-backed securities with unrealized losses of $115,000 and was $27.3 million for collateralized mortgage obligations with unrealized losses of $598,000. The remaining par value of these securities totaled $38.9 million which represents 1.2% of the fair value of investment securities and 0.3% of total assets. At June 30, 2010, the unrealized loss for these securities totaled $713,000 which represented 1.8% of the par amount of these non-agency guaranteed residential mortgages. Based on the Company’s analysis at June 30, 2010, there was no “other-than-temporary” impairment in these securities due to the low loan to value ratio for the loans underlying these securities, the credit support provided by junior tranches of these securitizations, and the continued AAA rating for all but two issues of these securities. The Company’s analysis also indicated the continued full ultimate collection of principal and interest for the two issues that were no longer rated AAA.

The temporarily impaired securities represent 3.0% of the fair value of investment securities as of June 30, 2010. Unrealized losses for securities with unrealized losses for less than twelve months represent 3.0%, and securities with unrealized losses for twelve months or more represent 2.2%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased. All of these securities are investment grade as of June 30, 2010. At June 30, 2010, 12 issues of securities had unrealized losses for twelve months or longer and 20 issues of securities had unrealized losses of less than twelve months.

At June 30, 2010, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our consolidated statements of operations. The table below shows the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of June 30, 2010, and December 31, 2009:

	As of June 30, 2010
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
Mortgage-backed securities	$9,851	$115	1	—	—	—	$9,851	$115	1

Total securities held-to-maturity	$9,851	$115	$1	$—	$—	$—	$9,851	$115	$1

Securities Available-for-Sale
U.S. government sponsored entities	$19,900	$95	$2	$—	$—	$—	$19,900	$95	$2
Mortgage-backed securities	49	1	3	136	5	2	185	6	5
Mortgage-backed securities-Non-agency	—	—	—	11,339	110	2	11,339	110	2
Collateralized mortgage obligations	149	1	1	23,168	674	7	23,317	675	8
Asset-backed securities	—	—	—	253	4	1	253	4	1
Corporate bonds	19,608	608	3	—	—	—	19,608	608	3
Mutual fund	3,989	11	1				3,989	11	1
Preferred stock of government sponsored entities	504	557	7	—	—	—	504	557	7
Other securities-foreign organization	9,600	381	1	—	—	—	9,600	381	1
Other equity securities	846	204	1	—	—	—	846	204	1

Total securities available-for-sale	$54,645	$1,858	$19	$34,896	$793	$12	$89,541	$2,651	$31

Total investment securities	$64,496	$1,973	20	$34,896	$793	12	$99,392	$2,766	32

	As of December 31, 2009
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
Mortgage-backed securities	$527,845	$7,294	12	—	—	—	$527,845	$7,294	12

Total securities held-to-maturity	$527,845	$7,294	$12	$—	$—	$—	$527,845	$7,294	$12

Securities Available-for-Sale
U.S. Treasury entities	$13,748	$77	2	$—	$—	—	$13,748	$77	2
U.S. government sponsored entities	408,888	3,230	9	—	—	—	408,888	3,230	9
State and municipal securities	—	—	—	659	36	1	659	36	1
Mortgage-backed securities	1,050,968	6,216	32	855	3	5	1,051,823	6,219	37
Mortgage-backed securities-Non-agency	—	—	—	12,302	1,156	3	12,302	1,156	3
Collateralized mortgage obligations	30,870	955	4	8,304	683	8	39,174	1,638	12
Asset-backed securities	—	—	—	249	63	1	249	63	1
Corporate bonds	249	1	1	9,508	488	3	9,757	489	4
Other securities-foreign organization	14,891	84	3	—	—	—	14,891	84	3

Total securities available-for-sale	$1,519,614	$10,563	$51	$31,877	$2,429	$21	$1,551,491	$12,992	$72

Total investment securities	$2,047,459	$17,857	63	$31,877	$2,429	21	$2,079,336	$20,286	84

Loans

Gross loans, excluding loans held-for-sale, were $6.85 billion at June 30, 2010, a decrease of $45.5 million, or 0.7%, from $6.90 billion at December 31, 2009, primarily due to the decrease of $108.4 million, or 17.3%, in construction loans offset by the increase of $72.8 million, or 10.7%, in residential mortgage loans. Decreases in gross loans was a result of the continued weak economy, loan charge-offs and the transfer of loans to OREO in the first six months of 2010.

Commercial mortgage loans represented approximately 58.9% of the Bank’s gross loans at June 30, 2010, and at year-end 2009.

The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	June 30, 2010	% of Gross Loans	December 31, 2009	% of Gross Loans	% Change
	(Dollars in thousands)
Type of Loans
Commercial	$1,318,836	19.2%	$1,307,880	19.0%	0.8%
Residential mortgage	755,090	11.0	682,291	9.9	10.7
Commercial mortgage	4,036,430	58.9	4,065,155	58.9	(0.7)
Equity lines	209,260	3.0	195,975	2.8	6.8
Real estate construction	517,727	7.6	626,087	9.1	(17.3)
Installment	12,745	0.2	13,390	0.2	(4.8)
Other	3,536	0.1	8,364	0.1	(57.7)

Gross loans and leases	$6,853,624	100%	$6,899,142	100%	-0.7%
Allowance for loan losses	(255,650)		(211,889)		20.7
Unamortized deferred loan fees	(8,063)		(8,339)		(3.3)

Total loans and leases, net	$6,589,911		$6,678,914		-1.3%

Loans held for sale	6,514		54,826

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

The ratio of non-performing assets, excluding non-accrual loans held-for-sale, to total assets was 3.6% at June 30, 2010, compared to 3.0% at December 31, 2009, and compared to 4.2% at June 30, 2009. Total non-performing portfolio assets increased $63.7 million, or 18.1%, to $415.3 million at June 30, 2010, compared to $351.7 million at December 31, 2009, primarily due to a $32.7 million increase in non-accrual loans, a $30.0 million increase in OREO, and a $0.9 million increase in accruing loans past due 90 days or more. Total non-performing portfolio assets decreased $58.4 million, or 12.3%, to $415.3 million at June 30, 2010, compared to $473.7 million at June 30, 2009, primarily due to a $69.7 million decrease in non-accrual loans and a $16.1 million decrease in accruing loans past due 90 days or more offset by a $27.3 million increase in OREO and other assets.

As a percentage of gross loans, excluding loans held-for-sale, plus other real estate owned, our non-performing assets increased to 5.97% at June 30, 2010, from 5.05% at December 31, 2009. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 82.89% at June 30, 2010, from 77.36% at December 31, 2009.

The following table presents the breakdown of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	June 30, 2010	March 31, 2010	% Change	December 31, 2009	% Change
Non-performing assets
Accruing loans past due 90 days or more	$887	$5,912	(85)	$—	100
Non-accrual portfolio loans:
Construction- residential	48,255	38,811	24	54,490	(11)
Construction- non-residential	40,570	44,592	(9)	36,797	10
Land	28,185	34,254	(18)	40,534	(30)
Commercial real estate, excluding land	156,814	141,078	11	112,774	39
Commercial	29,222	26,793	9	26,570	10
Residential mortgage	10,324	9,833	5	9,478	9

Total non-accrual loans:	$313,370	$295,361	6	$280,643	12

Total non-performing loans	314,257	301,273	4	280,643	12
Other real estate owned and other assets	101,053	111,858	(10)	71,014	42

Total non-performing assets	$415,310	$413,131	1	$351,657	18

Accruing troubled debt restructurings (TDRs)	$58,017	$43,264	34	$54,992	6
Non-accrual TDRs (included in non-accrual loans above)	$65,638	$27,424	139	$41,609	58
Non-accrual loans held for sale	$6,514	$20,944	(69)	$54,826	(88)
Allowance for loan losses	$255,650	$233,120	10	$211,889	21
Allowance for off-balance sheet credit commitments	4,830	4,919	(2)	5,207	(7)

Allowance for credit losses	$260,480	$238,039	9	$217,096	20

Total gross loans outstanding at period-end (1)	$6,853,624	$6,852,549	0	$6,899,142	(1)
Allowance for loan losses to non-performing loans, at period-end (2)	81.35%	77.38%		75.50%
Allowance for loan losses to gross loans, at period-end (1)	3.73%	3.40%		3.07%
Allowance for credit losses to non-performing loans, at period-end (2)	82.89%	79.01%		77.36%
Allowance for credit losses to gross loans, at period-end (1)	3.80%	3.47%		3.15%

(1)	Excludes loans held for sale at period-end.
(2)	Excludes non-accrual loans for sale at period-end.

Non-accrual Loans

At June 30, 2010, total non-accrual portfolio loans, excluding non-accrual loans held-for-sale, were $313.4 million, an increase of $32.8 million, or 11.7%, from $280.6 million at December 31, 2009, and a decrease of $69.7 million, or 18.2%, from $383.1 million at June 30, 2009. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contract, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

At June 30, 2010, non-accrual loans held-for-sale decreased $48.3 million, or 88.1%, from $54.8 million at December 31, 2009, to $6.5 million due to the recognition of the sale of a loan for $26 million upon the receipt of the cash portion of the purchase price, the transfer of four loans totaling $19.5 million to OREO with write-downs of $0.4 million, and write-downs of $2.5 million to fair value of loans held-for-sale at June 30, 2010. Loans held-for-sale were comprised of four commercial real estate loans for the total of $6.5 million at June 30, 2010.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	June 30, 2010		December 31, 2009
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/Multi-family residence	$63,052	$6,834	$69,408	$6,305
Commercial real estate	192,911	921	159,031	1,076
Land	28,185	—	25,634	—
Personal Property (UCC)	—	21,467	—	18,063
Other	—	—	—	1,126

Total	$284,148	$29,222	$254,073	$26,570

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

	June 30, 2010		December 31, 2009
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$201,704	$3,609	$182,512	$664
Wholesale/Retail	70,685	23,389	60,285	22,602
Food/Restaurant	370	232	849	338
Import/Export	1,797	1,992	1,797	2,966
Other	9,592	—	8,630	—
Total	$284,148	$29,222	$254,073	$26,570

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

Other Real Estate Owned

At June 30, 2010, other real estate owned totaled $101.1 million which was $30.1 million, or 42.3%, higher compared to $71.0 million at December 31, 2009, and increased $30.3 million, or 42.7%, from $70.8 million at June 30, 2009. At June 30, 2010, $75.7 million of OREO was located in California, $6.3 million of OREO was located in Nevada, $11.6 million of OREO was located in Texas, $4.3 million of OREO was located in the state of Washington, and $3.1 million of OREO was located in all other states. At June 30, 2010, OREO was comprised of 13 parcels of land zoned for residential purpose properties of $22.2 million, 3 parcels of land zoned for non-residential purpose properties of $5.9 million, 8 residential construction projects of $24.0 million, 7 non-residential construction projects of $20.2 million, 15 non-farm non-residential properties of $17.1 million, 4 multi-family residential properties of $8.3 million, and 11 single family residential properties of $3.4 million.

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

A summary of TDR by type of concession and by accrual and non-accrual status is shown below:

	Accruing		Non-accrual		Total
	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans
	(Dollars in thousands, except no. of loans)
As of June 30, 2010
Interest deferral	$—	—	$354	1	$354	1
Principal deferral	26,340	8	15,980	6	42,320	14
Rate reduction	23,857	6	47,476	5	71,333	11
Rate reduction and forgiveness of principal	1,189	1	—	—	1,189	1
Rate reduction and payment deferral	6,631	4	1,828	3	8,459	7

Total	$58,017	19	$65,638	15	$123,655	34

As of December 31, 2009
Interest deferral	$8,864	1	$5,764	2	$14,628	3
Principal deferral	34,716	9	9,322	6	44,038	15
Rate reduction	863	3	8,886	1	9,749	4
Rate reduction and forgiveness of principal	10,549	1	—	—	10,549	1
Rate reduction and payment deferral	—	—	17,637	3	17,637	3

Total	$54,992	14	$41,609	12	$96,601	26

Troubled debt restructurings on accrual status are comprised of the loans that have, pursuant to the Bank’s policy, performed under the restructured terms and have demonstrated sustained performance under the modified terms for six months before being returned to accrual status. The sustained performance considered by management pursuant to its policy includes the periods prior to the modification if the prior performance met or exceeded the modified terms. This would include cash paid by the borrower prior to the restructure to set up interest reserves. Troubled debt restructurings on accrual status totaled $58.0 million at June 30, 2010, and were comprised of 19 loans, an increase of $3.0 million, or 5.5%, compared to 14 loans totaling $55.0 million at December 31, 2009. TDRs on accrual status at June 30, 2010, were comprised of six office and commercial real estate loans of $20.9 million, three multi-family residential loans of $14.9 million, two hotel loans of $15.5 million, four land loans of $4.1 million, two single family residential loans of $1.1 million, one commercial loan of $1.2 million, and a commercial condo loan of $428,000. TDRs on accrual status at December 31, 2009, were comprised of four office and commercial use buildings of $28.3 million, three multi-family residential loans of $11.6 million, a hotel loan of $10.3 million, two land loans of $2.3 million, three shopping center loans of $2.1 million, and a single family residential loan of $485,000. The Company expects that the troubled debt restructuring loans on accruing status as of June 30, 2010, which are all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. The average rate on commercial real estate TDRs was 5.11% compared to 5.97% earned on the entire commercial real estate portfolio in the second quarter of 2010.

Troubled debt restructurings on non-accrual status totaled $65.6 million at June 30, 2010. Included in troubled debt restructurings on non-accrual status is a loan with an outstanding book balance of $43.6 million to a borrower who filed for bankruptcy in March 2009. During the second quarter of 2010, the loan was restructured as an interest only loan for four years at a fixed rate of 4% for the first year, 4.5% for the second year, and 5% thereafter. An impairment charge of $4.0 million was recorded to reflect the below market interest rate. If the borrower performs on a sustained basis (generally six months) under the restructured terms, this loan may be restored to accrual status.

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over ninety days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally a loan amount less than $500,000 as of June 30, 2010 (less than $100,000 for prior quarters), are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are based on “as is” or bulk sale valuations. To ensure that appraised values remain current, we generally obtain an updated appraisal every six months from qualified independent appraisers. Furthermore, if the most current appraisal is dated more than three months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral. If the third party market data indicates that the value of our collateral property values has declined since the most recent valuation date, we adjust downward the value of the property to reflect current market conditions. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 5% to 10% of the fair value, depending on the size of the impaired loan, is charged off against the allowance for loan losses. Non-accrual impaired loans, including troubled debt restructurings, are not returned to accruing status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due and troubled debt restructurings are reviewed for continued impairment until they are no longer reported as troubled debt restructurings.

We identified impaired loans with a recorded investment of $377.9 million at June 30, 2010, compared to $390.5 million at December 31, 2009. We considered all non-accrual loans to be impaired. As of June 30, 2010, $284.1 million, or 90.7%, of the $313.4 million of non-accrual portfolio loans were secured by real estate compared to $254.1 million, or 90.7%, of the $280.6 million of non-accrual loans were secured by real estate at December 31, 2009. While increases in the non-accrual loan balance are indicative of an overall loan portfolio deterioration, increased percentages of well-secured collateral-dependent loans within the non-accrual loan breakdown provide less need of corresponding increases to the allowance for loan losses. In light of declining property values in the current economic downturn affecting the real estate markets, the Bank has obtained current appraisals, sales contracts, or other available market price information which provides updated factors in evaluating potential loss.

At June 30, 2010, $25.3 million of the $255.7 million allowance for loan losses was allocated for impaired loans and $230.4 million was allocated to the general allowance compared to $15.1 million of the $211.9 million allowance for loan losses was allocated for impaired loans and $196.8 million was allocated to the general allowance at December 31, 2009. The remainder of the allowance for loan losses is a general allowance and has increased from December 31, 2009 as a result of refinements in the methodology to determine the loan loss reserve. For the six months ended June 30, 2010, net loan charge-offs were $85.6 million, or 2.49%, of average loans compared to $94.0 million, or 2.56%, of average loans in the same period a year ago. The increase in the allowance for credit losses in the six months ended June 30, 2010, is directionally consistent with the underlying credit quality of the applicable loan portfolios and net charge-offs. The allowance for credit losses to non-accrual loans increased to 83.1% at June 30, 2010, from 77.4% at December 31, 2009.

The following table presents impaired loans and the related allowance and charge-off as of the dates indicated:

	Impaired Loans
	At June 30, 2010
	Balance	Allowance	Allowance as a % of Balance	Cumulative Charge-off	Cumulative Charge-off as a % of Balance
	(Dollars in thousands)
With no allocated allowance
Without charge-off	$69,636	$—	—	$—	—
With charge-off	123,602	—	—	46,303	27.25%
With allocated allowance
Without charge-off	29,517	5,033	17.05%	—	—
With charge-off	155,146	20,261	13.06%	58,229	27.29%

Total	$377,901	$25,294	6.69%	$104,532	21.67%

Allowance allocated to impaired loans as a percentage to balance of impaired loans with allowance allocated
		13.70%

	At December 31, 2009
	Balance	Allowance	Allowance as a % of Balance	Cumulative Charge-off	Cumulative Charge-off as a % of Balance
	(Dollars in thousands)
With no allocated allowance
Without charge-off	$153,380	$—	—	$—	—
With charge-off	84,886	—	—	39,414	31.71%
With allocated allowance
Without charge-off	27,388	934	3.41%	—	—
With charge-off	124,807	14,199	11.38%	61,792	33.11%

Total	$390,461	$15,133	3.88%	$101,206	20.58%

Allowance allocated to impaired loans as a percentage to balance of impaired loans with allowance allocated		9.94%

For impaired loans, the amounts previously charged off represent 21.7% at June 30, 2010, and 20.6% at December 31, 2009, of the contractual balances for impaired loans. At June 30, 2010, $69.6 million of impaired loans had no allocated allowance and had no previous charge-offs compared to $153.4 million at December 31, 2009. At June 30, 2010, impaired loans with no allocated allowance and no previous charge-offs were comprised of 9 performing troubled debt restructuring loans totaling $28.7 million and 32 other loans totaling $40.9 million where the fair value of the collateral exceeded the loan amounts. Despite the significant deterioration in the real estate values in our market area, many of the loans originated by the Bank were originally made with loan-to-value ratios below 70%, such that even after taking the sometimes significant market depreciation into consideration, the current value of the underlying collateral continues to exceed the loan balance. The impaired loans included in the table above are comprised of $30.4 million in commercial loans and $347.5 million in real estate loans as of June 30, 2010, and comprised of $38.8 million in commercial loans and $351.7 million in real estate loans as of December 31, 2009.

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

A summary of loans with interest reserves follows:

	Balance	Remaining Interest Reserves	Loans Extended
	(In thousands)
At June 30, 2010

Construction loans	$216,075	$14,792	$95,552
Land loans	7,314	219	4,967

Total	$223,389	$15,011	$100,519

At December 31, 2009

Construction loans	$325,689	$29,121	$136,483
Land loans	11,752	591	3,722

Total	$337,441	$29,712	$140,205

At June 30, 2010, the Bank had no loans on non-accrual status with available interest reserves. At June 30, 2010, $49.7 million of non-accrual residential construction loans, $35.7 million of non-accrual non-residential construction loans, and $11.1 million of non-accrual land loans had been originated with pre-established interest reserves. At December 31, 2009, $54.4 million of non-accrual residential construction loans, $37.0 million of non-accrual non-residential construction loans, and $20.9 million of non-accrual land loans had been originated with pre-established interest reserves. While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity. Typically, these extensions are required due to construction delays, delays in sales or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activity is with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; and Edison, New Jersey. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral. There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of June 30, 2010, and as of December 31, 2009.

The federal banking regulatory agencies issued final guidance on December 6, 2006 regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. Total loans for construction, land development and other land represented 68% of total risk-based capital as of December 31, 2009, and 53% as of June 30, 2010. Total CRE loans represented 332% of total risk-based capital as of December 31, 2009, and 315% as of June 30, 2010. In January 2010, the Bank reduced its internal limit for CRE loans from 400% of total capital to 300% of total capital to be achieved no later than December 2011. Based on recent trends in the reduction in CRE loans, the Bank expects its CRE loans to be less than 300% of total capital by December 31, 2010 without the need to engage in sales of performing CRE loans. Reductions in CRE loans during the remainder of 2010 are not expected to have a material impact on our balance sheet or results of operations or to pose a significant risk to the Company.

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

In addition, our Board of Directors has established a written credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Bank maintains an adequate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is adequate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectibility when determining the appropriate level for the allowance for credit losses.The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for credit losses in future periods.

The allowance for loan losses was $255.7 million and the allowance for off-balance sheet unfunded credit commitments was $4.8 million at June 30, 2010, and represented the amount that the Company believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio including unfunded commitments. The allowance for credit losses, the sum of allowance for loan losses and for off-balance sheet unfunded credit commitments, was $260.5 million at June 30, 2010, compared to $217.1 million at December 31, 2009, an increase of $43.4 million, or 20.0%. The allowance for credit losses represented 3.80% of period-end gross loans, excluding loans held-for-sale, and 82.9% of non-performing portfolio loans at June 30, 2010. The comparable ratios were 3.15% of period-end gross loans and 77.4% of non-performing loans at December 31, 2009. The following table sets forth information relating to the allowance for credit losses for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$233,120	$132,393	$211,889	$122,093
Provision for credit losses	45,000	93,000	129,000	140,000
Transfers from/(to) reserve for off-balance sheet credit commitments	89	179	377	1,497
Charge-offs :
Commercial loans	(2,267)	(11,087)	(11,913)	(22,165)
Construction loans-residential	(2,412)	(27,893)	(10,809)	(44,070)
Construction loans-other	(1,324)	(2,884)	(18,390)	(10,107)
Real estate loans	(13,913)	(13,095)	(38,070)	(14,456)
Real estate land loans	(7,931)	(1,357)	(12,682)	(3,734)
Installment loans and other loans	—	(4)	—	(4)

Total charge-offs	(27,847)	(56,320)	(91,864)	(94,536)
Recoveries:
Commercial loans	1,791	106	2,369	304
Construction loans-residential	2,426	174	2,496	174
Construction loans-other	339	1	417	1
Real estate loans	720	—	922	—
Real estate-land loans	12	1	42	1
Installment loans and other loans	—	17	2	17

Total recoveries	5,288	299	6,248	497

Balance at end of period	$255,650	$169,551	$255,650	$169,551

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$4,919	$6,014	$5,207	$7,332
Provision/(reversal) for credit losses/transfers	(89)	(179)	(377)	(1,497)

Balance at end of period	$4,830	$5,835	$4,830	$5,835

Average loans outstanding during period ended (1)	$6,872,503	$7,342,100	$6,912,545	$7,400,273
Total gross loans outstanding, at period-end (1)	$6,853,624	$7,254,264	$6,853,624	$7,254,264
Total non-performing loans, at period-end (1)	$314,257	$400,031	$314,257	$400,031
Ratio of net charge-offs to average loans outstanding during the period	1.32%	3.06%	2.50%	2.56%
Provision for credit losses to average loans outstanding during the period	2.63%	5.08%	3.76%	3.82%
Allowance for credit losses to non-performing loans at period-end	82.89%	43.84%	82.89%	43.84%
Allowance for credit losses to gross loans at period-end	3.80%	2.42%	3.80%	2.42%

(1)	Excludes loans held for sale at period end.

Our allowance for loan losses consists of the following:

•

Specific allowance. For impaired loans, we provide specific allowances for loans that are not collateral dependent based on an evaluation of the present value of the expected future cash flows discounted at the loan’s effective interest rate and for loans that are collateral dependent based on the fair value of the underlying collateral, which is determined based on the most recent valuation information received, which may be adjusted based on factors such as changes in market conditions from the time of valuation. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established.

•

General allowance. The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and common risk characteristics. The non-impaired loans are grouped into twenty-three segments: two commercial segments, ten commercial real estate segments, three residential construction segments, three non-residential construction segments, one SBA segment, one installment loans segment, one residential mortgage segment, one equity lines of credit segment and one overdrafts segment. The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which takes into account the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, and environmental factors which include the trends in delinquency and non-accrual, and other significant factors, such as national and local economy, the volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and the concentration of credit. In addition, management reviews reports on past-due loans to ensure appropriate classifications. During the third quarter of 2007, we revised our minimum loss rates for loans rated Special Mention and Substandard to incorporate the results of a classification migration model reflecting actual losses beginning in 2003. Beginning in the third quarter of 2007, minimum loss rates have been assigned for loans graded Minimally Acceptable instead of grouping these loans with the unclassified portfolio. During the second quarter of 2009, in light of the continued deterioration in the economy and the increases in non-accrual loans and charge-offs, and based in part on regulatory considerations, we shortened the period used in the migration analysis from five years to four years to better reflect the impact of the most recent charge-offs, which increased the allowance for loan and lease losses by $3.9 million; we increased the general allowance to reflect the higher loan delinquency trends, the weaker national and local economy and the increased difficulty in assigning loan grades, which increased the allowance for loan and lease losses by $13.2 million, and we also applied the environmental factors described above to loans rated Minimally Acceptable, Special Mention and Substandard, which increased the allowance for loan and lease losses by $11.8 million. During the fourth quarter of 2009, we changed our migration loss analysis to reduce the weighting of the first two years of the four-year migration analysis by half to better reflect the impact of more recent losses, and further segmented the construction loan portfolios into three geographic segments. The changes made during the fourth quarter of 2009 did not have a significant impact on the allowance for loan losses. During the first quarter of 2010, we increased the number of segments for commercial real estate loans from one to ten. In addition, we changed our migration loss analysis to use as the reserve factor for loans rated Pass the total weighted average losses during the last four years for each loan segment as well as the weighting for the four-year migration so that the first two years are weighted one-third and the most recent two years are weighted two-thirds. The changes made during the first quarter of 2010 increased the allowance for loan losses by $10.4 million. During the second quarter of 2010, we changed our methodology to give greater weighting to the most recent twelve months of charge-offs in the calculation of the loan loss reserve percentage for Pass rated loans, which increased the allowance for loan and lease losses by $10.4 million; we discontinued the weighting in the four-year migration analysis for loans rated lower than Pass, which increased the allowance for loan and lease losses by $7.1 million and we increased the environmental factors for purchased syndicated loans which increased the allowance for loan and lease losses by $2.0 million.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans
Type of Loans:
Commercial loans	$60,738	19.1%	$57,815	20.2%
Residential mortgage loans (1)	8,430	13.3	8,480	11.4
Commercial mortgage loans	144,000	58.5	100,494	56.8
Real estate construction loans	42,442	8.8	45,086	11.3
Installment loans	40	0.2	14	0.2
Other loans	—	0.1	—	0.1

Total	$255,650	100%	$211,889	100%

(1)	Residential mortgage loans includes equity lines.

The allowance allocated to commercial loans increased from $57.8 million at December 31, 2009, to $60.7 million at June 30, 2010. At June 30, 2010, thirty-seven commercial loans totaling $29.2 million were on non-accrual status and no commercial loans were past due 90 days and still accruing interest. At December 31, 2009, forty commercial loans totaling $26.6 million were on non-accrual status. Commercial loans comprised 8.1% of impaired loans and 9.3% of non-accrual loans at June 30, 2010, compared to 9.9% of impaired loans and 9.5% of non-accrual portfolio loans at December 31, 2009.

The allowance allocated to commercial mortgage loans increased from $100.5 million at December 31, 2009, to $144.0 million at June 30, 2010, which was due to increases in non-accrual loans as well as loans risk graded Watch and Special Mention. The overall allowance for total commercial mortgage loans was 3.6% for the second quarter ended June 30, 2010, and 2.5% for the year ended December 31, 2009. At June 30, 2010, sixty-two commercial mortgage loans, excluding non-accrual loans held-for-sale, totaling $185.0 million were on non-accrual status. At December 31, 2009, forty-seven commercial mortgage loans, excluding non-accrual loans held-for-sale, totaling $112.8 million were on non-accrual status. Commercial mortgage loans comprised 65.4% of impaired loans and 59.0% of non-accrual loans at June 30, 2010, compared to 59.8% of impaired loans and 54.6% of non-accrual portfolio loans at December 31, 2009.

The allowance allocated for construction loans decreased $2.6 million to $42.4 million, or 8.2%, of construction loans at June 30, 2010, compared to $45.1 million, or 7.2%, of construction loans at December 31, 2009, primarily due to decreases in construction loans. At June 30, 2010, twenty-one construction loans, excluding non-accrual loans held-for-sale, totaling $88.8 million were on non-accrual status. Construction loans comprised 23.5% of impaired loans and 28.3% of non-accrual loans at June 30, 2010, compared to 27.7% of impaired loans and 32.5% of non-accrual loans at December 31, 2009.

Deposits

Total deposits were $7.3 billion at June 30, 2010, a decrease of $219.2 million, or 2.9%, from $7.5 billion at December 31, 2009, primarily due to a $229.5 million, or 26.9%, decrease in brokered deposits. The following table displays the deposit mix as of the dates indicated:

	June 30, 2010	% of Total	December 31, 2009	% of Total
	(Dollars in thousands)
Deposits
Non-interest-bearing demand	$883,430	12.1%	$864,551	11.5%
NOW	393,038	5.4	337,304	4.5
Money market	971,664	13.4	943,164	12.6
Savings	364,346	5.0	347,724	4.6
Time deposits under $100,000	1,328,792	18.2	1,529,954	20.4
Time deposits of $100,000 or more	3,344,546	45.9	3,482,343	46.4

Total deposits	$7,285,816	100.0%	$7,505,040	100.0%

Borrowings

Borrowings include Federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and other borrowings from financial institutions.

Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 4.19% at June 30, 2010, compared to $1.6 billion with a weighted average rate of 4.19% at December 31, 2009. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million are with initial fixed rates ranging from 1.00% and 3.50% with initial fixed rate terms ranging from six months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. At June 30, 2010, there was one short-term security sold under an agreement to repurchase of $5.5 million at the rate of 1.00% which matured on July 1, 2010. The table below provides summary data for long-term securities sold under agreements to repurchase as of June 30, 2010:

Securities Sold Under Agreements to Repurchase
(Dollars in millions)	Fixed-to-floating				Floating-to-fixed				Total
Callable	All callable at June 30, 2010				All callable at June 30, 2010
Rate type	Float Rate				Fixed Rate
Rate index	8% minus 3 month LIBOR

Maximum rate	3.75%	3.50%	3.50%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	5	4	1	2	1	10	4	30
Amount	$150.0	$250.0	$200.0	$50.0	$100.0	$50.0	$550.0	$200.0	$1,550.0
Weighted average rate	3.75%	3.50%	3.50%	3.25%	4.77%	4.83%	4.54%	5.00%	4.20%
Final maturity	2014	2014	2015	2015	2011	2012	2014	2017

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.9 billion as of June 30, 2010, and $1.8 billion as of December 31, 2009.

Total advances from the FHLB decreased $65.0 million to $864.4 million at June 30, 2010, from $929.4 million at December 31, 2009. During the second quarter of 2010, the Company prepaid a $65.0 million advance from the FHLB with a prepayment penalty of $909,000. Non-puttable advances totaled $164.4 million with a weighted rate of 5.27% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at June 30, 2010. The FHLB has the right to terminate the puttable transaction at par at each three-month anniversary after the first puttable date. As of June 30, 2010, all puttable FHLB advances were puttable, but the FHLB had not exercised its right to terminate any of the puttable transactions. At June 30, 2010, the Company had unused borrowing capacity from the FHLB of $506.0 million and expects to be able to access this source of funding, if required, in the near term.

Long-term Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt has a maturity term of 10 years, is unsecured and bears interest at a rate of three- month LIBOR plus 110 basis points, payable on a quarterly basis. At June 30, 2010, the per annum interest rate on the subordinated debt was 1.63% compared to 1.35% at December 31, 2009. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp. These five special purpose trusts are considered variable interest entities under FIN 46R. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company. At June 30, 2010, junior subordinated debt securities totaled $121.1 million with a weighted average interest rate of 2.70%

compared to $121.1 million with a weighted average interest rate of 2.41% at December 31, 2009. The junior subordinated debt securities have a stated maturity term of 30 years and are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of June 30, 2010. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$4,076,850	$596,164	$324	$—	$4,673,338
Securities sold under agreements to repurchase (1)	105,500	50,000	1,200,000	200,000	1,555,500
Advances from the Federal Home Loan Bank (2)	126,762	737,600	—	—	864,362
Other borrowings	—	8,351	—	19,233	27,584
Long-term debt	—	—	—	171,136	171,136
Operating leases	5,618	8,767	4,822	1,131	20,338

Total contractual obligations and other commitments	$4,314,730	$1,400,882	$1,205,146	$391,500	$7,312,258

(1)	These repurchase agreements have a final maturity of 5-year, 7-year and 10-year from origination date but are callable on a quarterly basis after six months, one year, or 18 months for the 7-year term and one year for the 5-year and 10-year term.
(2)	FHLB advances of $700.0 million that mature in 2012 have a puttable option. As of June 30, 2010, all puttable FHLB advances were puttable on a quarterly basis.

Capital Resources

Total equity of $1.4 billion at June 30, 2010, increased by $120.2 million, or 9.2%, from $1.3 billion at December 31, 2009. The following table summarizes the activity in total equity:

(In thousands)	Six months ended June 30, 2010
Net loss	$(23,517)
Proceeds from issuance of common stock	124,922
Proceeds from shares issued to the Dividend Reinvestment Plan	146
Tax short-fall from stock-based compensation expense	(99)
Share-based compensation	1,915
Other comprehensive income	25,106
Preferred stock dividends	(6,751)
Cash dividends paid to common stockholders	(1,570)

Net increase in total equity	$120,152

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

The Bancorp established five special purpose trusts for the purpose of issuing trust preferred securities to outside investors (“Capital Securities”). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp. The junior subordinated debt of $121.1 million as of June 30, 2010, were included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of June 30, 2010. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 6.0%, total risk-based ratio equal to or greater than 10.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Bancorp’s and the Bank’s capital and leverage ratios as of June 30, 2010, and December 31, 2009:

	Cathay General Bancorp				Cathay Bank
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Tier 1 capital (to risk-weighted assets)	$1,165,450	14.89	$1,101,050	13.55	$1,115,737	14.27	$1,066,570	13.15
Tier 1 capital minimum requirement	313,015	4.00	324,937	4.00	312,796	4.00	324,502	4.00

Excess	$852,435	10.89	$776,113	9.55	$802,941	10.27	$742,068	9.15

Total capital (to risk-weighted assets)	$1,314,862	16.80	$1,253,701	15.43	$1,265,495	16.18	$1,219,405	15.03
Total capital minimum requirement	626,031	8.00	649,874	8.00	625,592	8.00	649,003	8.00

Excess	$688,831	8.80	$603,827	7.43	$639,903	8.18	$570,402	7.03

Tier 1 capital (to average assets) – Leverage ratio	$1,165,450	10.30	$1,101,050	9.64	$1,115,737	9.87	$1,066,570	9.35
Minimum leverage requirement	452,517	4.00	457,059	4.00	452,167	4.00	456,470	4.00

Excess	$712,933	6.30	$643,991	5.64	$663,570	5.87	$610,100	5.35

Risk-weighted assets	$7,825,385		$8,123,420		$7,819,902		$8,112,538
Total average assets (1)	$11,312,927		$11,426,468		$11,304,182		$11,411,750

(1)	The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our board of directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. Commencing with the second quarter of 2009, our board of directors reduced our common stock dividend to $.08 per share. In the third quarter of 2009, our board of directors further reduced our dividend to $.01 per share. The amount of future dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by our board of directors. As discussed in the “Regulatory Matters” section below, we are to consult with our regulators before paying any dividends, and, in any event, we would not expect to pay dividends of more than $.01 per share before we return to profitability on a sustained basis. There can be no assurance that our regulators will not object to the payment of such dividends. Substantially all of the revenues of the Company available for payment of dividends derive from amounts paid to it by the Bank. The terms of the Bank Subordinated Securities limit the ability of the Bank to pay dividends to us if the Bank is not current in paying interest on the Bank Subordinated Securities or another event of default has occurred. In our three-year capital and strategic plan submitted to our regulators, we indicated that Bank was not expected to pay dividends to us through 2011. The terms of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, and Junior Subordinated Securities also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends on our Series B Preferred Stock or in our payment of interest on our Junior Subordinated Securities, we may not pay dividends on our common stock.

The Company declared a cash dividend of one cent per share for distribution on March 10, 2010, on 78,506,305 shares outstanding and on June 10, 2010, on 78,512,748 shares outstanding. Total cash dividends paid for the six months ended June 30, 2010, was $1.6 million.

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

As of June 30, 2010, we had entered into five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years. These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities. At June 30, 2010, the Company paid a fixed rate at a weighted average of 1.95% and received a floating 3-month LIBOR rate at a weighted average of 0.51% on these agreements. The net amount accrued on these interest rate swaps of $2.5 million for the six months ended June 30, 2010, were recorded as a reduction to other non-interest income. At June 30, 2010, the Company recorded $5.2 million within other liabilities to recognize the negative fair value of these interest rate swaps.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates, for foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At June 30, 2010, the notional amount of option contracts totaled $11.6 million with a net positive fair value of $45,000. Spot and forward contracts in the total notional amount of $43.3 million had positive fair value, in the amount of $828,000, at June 30, 2010. Spot and forward contracts in the total notional amount of $87.6 million had a negative fair value, in the amount of $1.7 million, at June 30, 2010. At December 31, 2009, the notional amount of option contracts totaled $4.7 million with a net positive fair value of $18,000. Spot and forward contracts in the total notional amount of $60.7 million had positive fair value, in the amount of $3.6 million, at December 31, 2009. Spot and forward contracts in the total notional amount of $60.8 million had a negative fair value, in the amount of $967,000, at December 31, 2009.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”). At June 30, 2010, our liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 24.6% compared to 25.4% at December 31, 2009. At June 30, 2010, our short-term investments and interest bearing deposits total $412.0 million.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of June 30, 2010, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.4 billion and an unused borrowing capacity of $506.0 million. The Bank expects to be able to access this source of funding, if required, in the near term. The total credit outstanding with the FHLB of San Francisco at June 30, 2010, was $864.4 million. These borrowings are secured by loans and securities. The Bank has pledged a portion of its commercial and real estate loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. At June 30, 2010, the borrowing capacity under the Borrower-in-Custody program was $290.7 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. At June 30, 2010, investment securities at fair value and trading securities totaled $3.37 billion, with $2.02 billion pledged as collateral for borrowings and other commitments. The remaining $1.35 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 87% of the Company’s time deposits mature within one year or less as of June 30, 2010. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank and proceeds from the issuance of securities, including proceeds from the issuance of its common stock pursuant to its Dividend Reinvestment Plan and the exercise of stock options. In light of the uncertain economic times and the regulatory considerations described below, the Bank did not pay a dividend to the Bancorp in 2009 and is not expected to pay a dividend to the Bancorp in 2010. The business activities of the Bancorp consist primarily of the operation of the Bank with limited activities in other investments. Management believes the Bancorp’s cash on hand on June 30, 2010 of $45.4 million is sufficient to meet its operational needs for the next twelve months.

Regulatory Matters

On December 17, 2009, the Bancorp entered into a memorandum of understanding with the Federal Reserve Bank of San Francisco (FRB SF) under which we agreed that we will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. We do not believe that this agreement regarding dividends from the Bank will have a material adverse effect on our operations. We had retained a portion of the proceeds from our common stock offerings to be used, for among other things, payments of future dividends on our common and preferred stock and payments on trust preferred securities. At June 30, 2010, our cash on hand totaled $45.4 million which is sufficient to cover future dividends on our common stock at the current quarterly rate of $.01 per share, on our preferred stock and payments on our trust preferred securities, subject to FRB SF approval, for at least two years.

Under the memorandum, we also agreed to submit to the FRB SF for review and approval a plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank, a dividend policy for the Bancorp, a plan to improve management of our liquidity position and funds management practices, and a liquidity policy and contingency funding plan for the Bancorp. As part of our compliance with the memorandum, on January 22, 2010, we submitted to the FRB SF a Three-Year Capital and Strategic Plan that updates a previously submitted plan and establishes, among other things, targets for our Tier 1 risk-based capital ratio, total risk-based capital ratio, Tier 1 leverage capital ratio and tangible common risk-based ratio, each of which, where applicable, are above the minimum requirements for a well-capitalized institution. There have been no material changes to the Three-Year Capital and Strategic Plan and, at June 30, 2010, we are in compliance with its target ratios. In addition, we agreed to notify the FRB SF prior to effecting certain changes to our senior executive officers and board of directors and we are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments. We also agreed in the memorandum that we will not, without the prior written approval of the FRB SF, directly or indirectly, (i) incur, renew, increase or guaranty any debt, (ii) issue any trust preferred securities, or (iii) purchase, redeem, or otherwise acquire any of our stock. The target, actual, and any excess or deficiency capital levels of the Three-Year Capital and Strategic Plan submitted to the FRB are as follows as of June 30, 2010:

	Tier 1 risk-based capital ratio	Total risk-based capital ratio	Tier 1 leverage capital ratio	Tangible common risk-based ratio *
Actual	14.89%	16.80%	10.30%	10.10%
Target Levels	11.50%	13.50%	9.50%	5.00%
Excess/(Deficiency)	3.39%	3.30%	0.80%	5.10%

*	Tier 1 risk-based capital excluding preferred stock, trust preferred stock and REIT preferred stock divided by total risk-weighted assets.

On March 1, 2010, the Bank entered into a memorandum of understanding with the Department of Financial Institutions (DFI) and the FDIC pursuant to which we are required to develop and implement, within specified time periods, plans satisfactory to the DFI and the FDIC to reduce commercial real estate concentrations, to enhance and to improve the quality of our stress testing of the Bank’s loan portfolio, and to revise our loan policy in connection therewith; to develop and adopt a strategic plan addressing improved profitability and capital ratios and to reduce the Bank’s overall risk profile; to develop and adopt a capital plan; to develop and implement a plan to improve asset quality, including the methodology for calculating the loss reserve allocation and evaluating its adequacy; and to develop and implement a plan to reduce dependence on wholesale funding. In addition, we are required to report our progress to the DFI and FDIC on a quarterly basis. As part of our compliance with the Bank memorandum, on April 30, 2010, we submitted to the DFI and the FDIC a Three-Year Capital Plan that updated the Three-Year Capital and Strategic Plan previously submitted to the FRB SF on January 22, 2010 and established, among other things, targets for our Tier 1 risk-based capital ratio and total risk-based capital ratio, each of which are above the minimum requirements for a well-capitalized institution and beginning June 30, 2010, a target Tier 1 to total assets ratio. At June 30, 2010, we are in compliance with the applicable target ratios. The target, actual, and any excess or deficiency capital levels of the Three-Year Capital Plan submitted to the DFI and FDIC are as follows as of June 30, 2010:

	Tier 1 risk-based capital ratio	Total risk-based capital ratio	Tier 1 Capital to total assets ratio
Actual	14.27%	16.18%	9.79%
Target Levels	11.50%	13.50%	9.50%
Excess/(Deficiency)	2.77%	2.68%	0.29%

Under the memorandum of understanding with the DFI and the FDIC, we are also subject to a restriction on dividends from the Bank to the Bancorp, a requirement to maintain adequate allowance for loan and lease losses, and restrictions on any new branches and business lines without prior approval. We are currently required to notify the FDIC prior to effecting certain changes to our senior executive officers and board of directors and are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments; we are required to retain management and directors acceptable to the DFI and the FDIC. Following discussions with regulators, the Board resolved to establish a Compliance Committee to, among other things, review the Company’s management and governance and consider making recommendations for improvement.

The Bancorp and the Bank believe that they have taken appropriate steps to comply with the terms of their respective memorandums of understanding and we believe we are in compliance with the memorandums. In particular, on January 21, 2010 the Board of Directors of the Company appointed the Compliance Committee to review the Company’s management and governance and consider making recommendations for improvement and, on February 18, 2010, authorized the Company’s Audit Committee to oversee compliance with the two memorandums. On February 1, 2010, we raised $125.2 million in new capital through a public offering of common stock. We do not believe that the memorandums or our compliance activities will have a material adverse effect on our operations or financial condition, including liquidity. If we fail to comply with the terms of the memorandums, that failure could lead to additional enforcement action by regulators that could have a material adverse effect on our operations or financial condition.

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

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of June 30, 2010:

	Net Interest Income Volatility (1)	Market Value of Equity Volatility (2)
Change in Interest Rate (Basis Points)	June 30, 2010	June 30, 2010
+200	10.3	11.9
+100	5.1	8.0
-100	-2.5	-1.8
-200	-8.4	2.0

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

The Bancorp’s wholly-owned subsidiary, Cathay Bank, is a party to ordinary routine litigation from time to time incidental to various aspects of its operations. Management does not believe that any such litigation is expected to have a material adverse impact on the Company’s consolidated financial condition, or the results of operations.

ITEM 1A.	RISK FACTORS.

There is no material change from risk factors as previously disclosed in the Company’s 2009 Annual Report on Form 10-K in response to Item 1A in Part I of Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1, 2010 - April 30, 2010)	0	$0	0	622,500
Month #2 (May 1, 2010 - May 31, 2010)	0	$0	0	622,500
Month #3 (June 1, 2010 - June 30, 2010)	0	$0	0	622,500
Total	0	$0	0	622,500

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	(REMOVED AND RESERVED.)

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(i)	Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iii)	Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(iv)	Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp (Registrant)

Date: August 6, 2010	By:	/s/ Dunson K. Cheng
Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: August 6, 2010	By:	/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and
Chief Financial Officer