Form 10-Q
period 2010-09-30
CATHAY GENERAL BANCORP
filed 2010-11-09
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Common stock, $.01 par value, 78,526,059 shares outstanding as of October 29, 2010.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

3RD QUARTER 2010 REPORT ON FORM 10-Q

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

•

increased costs of compliance and other risks associated with changes in regulation and the current regulatory environment, including the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the potential for substantial changes in the legal, regulatory, and enforcement framework and oversight applicable to financial institutions in reaction to recent adverse financial market events, including changes pursuant to the Dodd-Frank Act;

•	the short term and long term impact of the Basel II and the proposed Basel III capital standards;

•	our ability to retain key personnel;

•	successful management of reputational risk;

•	natural disasters and geopolitical events;

•	general economic or business conditions in California, Asia, and other regions where the Bank has operations;

•	restrictions on compensation paid to our executives as a result of our participation in the TARP Capital Purchase Program;

•	our ability to adapt to our information technology systems; and

•	changes in accounting standards or tax laws and regulations.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$74,524	$100,124
Short-term investments and interest bearing deposits	248,555	254,726
Securities held-to-maturity (market value of $618,371 in 2010 $628,908 in 2009)	603,467	635,015
Securities available-for-sale (amortized cost of $2,719,555 in 2010 and $2,916,491 in 2009)	2,761,515	2,915,099
Trading securities	24	18
Loans held for sale	6,164	54,826
Loans	6,907,395	6,899,142
Less: Allowance for loan losses	(257,706)	(211,889)
Unamortized deferred loan fees	(7,740)	(8,339)

Loans, net	6,641,949	6,678,914
Federal Home Loan Bank stock	66,508	71,791
Other real estate owned, net	79,957	71,014
Investments in affordable housing partnerships, net	90,820	95,853
Premises and equipment, net	108,826	108,635
Customers’ liability on acceptances	17,129	26,554
Accrued interest receivable	33,673	35,982
Goodwill	316,340	316,340
Other intangible assets	18,590	23,157
Other assets	185,141	200,184

Total assets	$11,253,182	$11,588,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$928,970	$864,551
Interest-bearing accounts:
NOW accounts	409,109	337,304
Money market accounts	974,572	943,164
Saving accounts	375,640	347,724
Time deposits under $100,000	1,150,633	1,529,954
Time deposits of $100,000 or more	3,268,831	3,482,343

Total deposits	7,107,755	7,505,040

Securities sold under agreements to repurchase	1,566,000	1,557,000
Advances from the Federal Home Loan Bank	864,362	929,362
Other borrowings from financial institutions	8,351	7,212
Other borrowings for affordable housing investments	19,150	19,320
Long-term debt	171,136	171,136
Acceptances outstanding	17,129	26,554
Other liabilities	52,457	59,864

Total liabilities	9,806,340	10,275,488

Commitments and contigencies	—	—

Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, 258,000 issued and outstanding in 2010 and in 2009	246,578	243,967
Common stock, $0.01 par value; 100,000,000 shares authorized, 82,733,469 issued and 78,525,904 outstanding at September 30, 2010, and 67,667,155 issued and 63,459,590 outstanding at December 31, 2009	827	677
Additional paid-in-capital	761,954	634,623
Accumulated other comprehensive income/(loss), net	24,318	(875)
Retained earnings	530,401	551,588
Treasury stock, at cost (4,207,565 shares at September 30, 2010, and at December 31, 2009)	(125,736)	(125,736)

Total Cathay General Bancorp stockholders’ equity	1,438,342	1,304,244
Noncontrolling Interest	8,500	8,500

Total equity	1,446,842	1,312,744

Total liabilities and equity	$11,253,182	$11,588,232

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable, including loan fees	$95,255	$99,588	$286,077	$302,232
Investment securities- taxable	24,749	31,589	83,788	94,104
Investment securities- nontaxable	19	167	195	620
Federal Home Loan Bank stock	77	149	171	149
Federal funds sold and securities purchased under agreements to resell	—	35	—	1,338
Deposits with banks	406	119	1,031	250

Total interest and dividend income	120,506	131,647	371,262	398,693

INTEREST EXPENSE
Time deposits of $100,000 or more	12,754	20,224	42,418	65,337
Other deposits	6,603	10,622	23,689	40,196
Securities sold under agreements to repurchase	16,667	16,555	49,469	48,527
Advances from Federal Home Loan Bank	10,090	10,664	30,110	31,781
Long-term debt	1,046	1,067	2,902	3,891
Short-term borrowings	5	—	5	24

Total interest expense	47,165	59,132	148,593	189,756

Net interest income before provision for credit losses	73,341	72,515	222,669	208,937
Provision for credit losses	17,900	76,000	146,900	216,000

Net interest income/(loss) after provision for credit losses	55,441	(3,485)	75,769	(7,063)

NON-INTEREST INCOME
Securities gains, net	484	2,883	9,112	52,319
Letters of credit commissions	1,253	1,150	3,280	3,159
Depository service fees	1,277	1,272	3,870	3,940
Other operating (loss)/income	872	4,982	(180)	10,964

Total non-interest income	3,886	10,287	16,082	70,382

NON-INTEREST EXPENSE
Salaries and employee benefits	14,436	14,410	44,445	46,369
Occupancy expense	2,801	3,999	10,432	12,126
Computer and equipment expense	2,011	2,052	6,132	5,938
Professional services expense	4,460	3,694	14,099	10,021
FDIC and State assessments	4,599	4,464	15,527	15,372
Marketing expense	749	669	2,469	2,153
Other real estate owned expense, net	453	4,135	5,346	20,150
Operations of affordable housing investments , net	1,166	1,407	5,391	5,255
Amortization of core deposit intangibles	1,484	1,689	4,476	5,089
Other operating expense	2,722	2,288	11,046	7,863

Total non-interest expense	34,881	38,807	119,363	130,336

Income/(loss) before income tax expense/(benefit)	24,446	(32,005)	(27,512)	(67,017)
Income tax expense/(benefit)	7,023	(14,482)	(21,418)	(35,362)

Net income/(loss)	17,423	(17,523)	(6,094)	(31,655)
Less: net income attributable to noncontrolling interest	(151)	(156)	(452)	(457)

Net income/(loss) attributable to Cathay General Bancorp	17,272	(17,679)	(6,546)	(32,112)
Dividends on preferred stock	(4,098)	(4,086)	(12,286)	(12,249)

Net income/(loss) attributable to common stockholders	13,174	(21,765)	(18,832)	(44,361)

Other comprehensive income (loss) , net of tax
Unrealized holding gain/(loss) arising during the period	290	29,233	29,024	15,109
Less: reclassification adjustments included in net income	203	1,212	3,831	21,995

Total other comprehensive gain/(loss), net of tax	87	28,021	25,193	(6,886)

Total comprehensive income/(loss) attributable to Cathay General Bancorp	$17,359	$10,342	$18,647	$(38,998)

Net income/(loss) per common share:
Basic	$0.17	$(0.43)	$(0.25)	$(0.89)
Diluted	$0.17	$(0.43)	$(0.25)	$(0.89)

Cash dividends paid per common share	$0.010	$0.010	$0.030	$0.195
Basic average common shares outstanding	78,520,612	50,183,296	76,584,138	49,758,833
Diluted average common shares outstanding	78,520,612	50,183,296	76,584,138	49,758,833

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2010	2009
	(In thousands)
Cash Flows from Operating Activities
Net loss	$(6,094)	$(31,655)
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for loan losses	146,900	216,000
Provision for losses on other real estate owned	8,062	18,050
Deferred tax benefit	(14,713)	(42,630)
Depreciation	4,753	5,753
Net gains on sale and transfer of other real estate owned	(7,049)	(779)
Net gains on sale of loans held for sale	(149)	(3,949)
Proceeds from sale of loans held for sale	12,681	29,267
Originations of loans held for sale	(7,332)	(5,350)
Write-downs on loans held for sale	3,160	—
Write-downs on venture capital investments	392	1,573
Write-downs on impaired securities	492	82
Gain on sales and calls of securities	(9,603)	(52,401)
(Increase)/decrease in fair value of warrants	(17)	47
Other non-cash interest	(562)	—
Amortization/accretion of security premiums/discounts, net	4,073	1,699
Amortization of intangibles	4,534	5,134
Excess tax short-fall from share-based payment arrangements	362	195
Stock based compensation expense	2,690	4,123
Decrease in deferred loan fees, net	(599)	—
Decrease in accrued interest receivable	2,309	10,144
Decrease in income tax payable	—	(12,491)
Decrease/(increase) in other assets, net	15,559	(8,067)
Decrease in other liabilities	(5,231)	(19,974)

Net cash provided by operating activities	154,618	114,771

Cash Flows from Investing Activities
Decrease/(Increase) in short-term investments	6,171	(306,767)
Decrease in securities purchased under agreements to resell	—	201,000
Purchase of investment securities available-for-sale	(3,047,136)	(1,048,251)
Proceeds from maturity and calls of investment securities available-for-sale	2,272,239	1,036,522
Proceeds from sale of investment securities available-for-sale	65,073	4,989
Purchase of mortgage-backed securities available-for-sale	—	(2,487,276)
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	913,226	2,321,756
Purchase of investment securities held-to-maturity	(30,541)	(99,858)
Proceeds from maturity, call and prepayment of investment securities held-to-maturity	60,660	—
Redemption of Federal Home Loan Bank stock	5,284	—
Net (increase)/decrease in loans	(147,884)	118,747
Purchase of premises and equipment	(4,484)	(11,016)
Proceeds from sale of other real estate owned	68,791	25,675
Net increase in investment in affordable housing	(2,767)	(11,159)

Net cash provided by/(used in) investing activities	158,632	(255,638)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts, money market and saving deposits	195,548	505,149
Net (decrease)/increase in time deposits	(592,296)	366,846
Net increase/(decrease) in federal funds purchased and securities sold under agreement to repurchase	9,000	(112,000)
Advances from Federal Home Loan Bank	—	816,000
Repayment of Federal Home Loan Bank borrowings	(65,000)	(1,336,000)
Cash dividends paid on common stock	(2,355)	(9,657)
Cash dividend paid on preferred stock	(9,675)	(9,675)
Issuance of common stock	124,922	31,390
Proceeds from other borrowings	1,139	17,765
Repayment of other borrowings	—	(16,452)
Proceeds from shares issued to Dividend Reinvestment Plan	229	1,102
Proceeds from exercise of stock options	—	13
Excess tax short-fall from share-based payment arrangements	(362)	(195)

Net cash (used in)/ provided by financing activities	(338,850)	254,286

(Decrease)/increase in cash and cash equivalents	(25,600)	113,419
Cash and cash equivalents, beginning of the period	100,124	84,818

Cash and cash equivalents, end of the period	$74,524	$198,237

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$154,195	$200,507
Income taxes (refunded)/paid	$(3,942)	$24,749
Non-cash investing and financing activities:
Net change in unrealized holding gain/(loss) on securities available-for-sale, net of tax	$25,193	$(6,886)
Adjustment to initially apply SFAS No. 160	$—	$8,500
Transfers to other real estate owned from loans held for investment	$69,727	$87,687
Transfers to other real estate owned from loans held for sale	$20,922	$—
Loans transfers from investment to held for sale	$1,329	$—
Loans to facilitate the sale of other real estate owned	$11,775	$18,335
Loans to facilitate sale of loans held for investment	$2,700	$—
Loans to facilitate sale of loans held for sale	$20,800	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (the “Bancorp”) is the holding company for Cathay Bank (the “Bank”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of September 30, 2010, the Bank operates twenty branches in Southern California, eleven branches in Northern California, eight branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth loss per common stock share calculations:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except share and per share data)	2010	2009	2010	2009
Net income/(loss) attributable to Cathay General Bancorp	$17,272	($17,679)	($6,546)	($32,112)
Dividends on preferred stock	(4,098)	(4,086)	(12,286)	(12,249)

Net income/(loss) attributable to common stockholders	$13,174	($21,765)	($18,832)	($44,361)
Weighted-average number of common shares outstanding:
Basic	78,520,612	50,183,296	76,584,138	49,758,833
Diluted effect of weighted-average outstanding common shares equivalents
Stock Options	—	—	—	—
Restricted Stock	—	—	—	—

Diluted weighted-average number of common shares outstanding	78,520,612	50,183,296	76,584,138	49,758,833

Average shares of stock options and warrants with anti-dilutive effect	6,911,096	7,077,632	6,946,976	7,029,494
Earnings/(Loss) per common stock share:
Basic	$0.17	($0.43)	($0.25)	($0.89)
Diluted	$0.17	($0.43)	($0.25)	($0.89)

5. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of September 30, 2010, the only options granted by the Company were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. Stock options are typically granted in the first quarter of the year. There were no options granted during 2009 and during the first nine months of 2010.

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

Option compensation expense totaled $694,000 for the three months ended September 30, 2010, and $1.2 million for the three months ended September 30, 2009. For the nine months ended September 30, option compensation expense totaled $2.4 million for 2010 and $3.9 million for 2009. Stock-based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $2.5 million at September 30, 2010, and is expected to be recognized over the next 1.9 years.

No stock options were exercised during the first nine months of 2010. Cash received totaled $13,000 and the aggregate intrinsic value totaled $8,000 from the exercise of stock options on 1,280 shares during the nine months ended September 30, 2009. No options were vested during the third quarter of 2010 and during the third quarter of 2009. The table below summarizes stock option activity for the periods indicated:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2009	5,169,653	$27.71	4.6	$—

Forfeited	(102,232)	$10.75

Balance at March 31, 2010	5,067,421	$28.05	4.4	$3

Forfeited	(11,119)	33.18

Balance at June 30, 2010	5,056,302	$28.04	4.2	$—

Forfeited	(65,822)	34.62

Balance at September 30, 2010	4,990,480	$27.97	3.9	$6

Exercisable at September 30, 2010	4,512,042	$28.06	3.6	$6

In addition to stock options above, in February 2008, the Company granted restricted stock units on 82,291 shares of the Company’s common stock to its eligible employees. On the date of granting these restricted stock units, the closing price of the Company’s stock was $23.37 per share. Such restricted stock units have a maximum term of five years and vest in approximately 20% annual increments subject to employees’ continued employment with the Company. On February 21, 2009, restricted stock units on 15,828 shares were vested at the closing price of $8.94 per share. Among the 15,828 restricted stock units, 2,865 shares were cancelled immediately for employees who elected to satisfy income tax withholding amounts through cancellation of restricted stock units. As a result, a total of 12,963 shares of the Company’s common stock were issued on these restricted stock units as of February 21, 2009. On February 21, 2010 an additional restricted stock units on 15,006 shares were vested and issued at the closing price of $9.64 per share. The following table presents information relating to the restricted stock units as of September 30, 2010:

Units
Balance at December 31, 2009	60,021
Vested	(15,006)
Forfeited	(5,622)

Balance at September 30, 2010	39,393

The compensation expense recorded related to the restricted stock units above was $82,000 for the three months ended September 30, 2010, and for the three months ended September 30, 2009. For the nine months ended September 30, compensation expense recorded was $245,000 in 2010 and in 2009. Unrecognized stock-based compensation expense related to restricted stock units was $790,000 at September 30, 2010, and is expected to be recognized over the next 2.4 years.

The following table summarizes the tax benefit (short-fall) from share-based payment arrangements:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Short-fall of tax deductions in excess of grant-date fair value	$(263)	$(64)	$(362)	$(195)
Benefit of tax deductions on grant-date fair value	263	64	362	198

Total benefit of tax deductions	$—	$—	$—	$3

6. Investment Securities

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of September 30, 2010, and December 31, 2009:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,909	$3,205	$—	$103,114
State and municipal securities	10,576	12	$46	$10,542
Mortgage-backed securities	483,016	11,733	—	494,749
Other securities-foreign	9,966	—	—	9,966

Total securities held-to-maturity	$603,467	$14,950	$46	$618,371

Securities Available-for-Sale
U.S. government sponsored entities	$1,384,479	$5,285	$310	$1,389,454
Mortgage-backed securities	1,053,176	37,226	66	1,090,336
Collateralized mortgage obligations	28,753	815	111	29,457
Asset-backed securities	251	—	4	247
Corporate bonds	206,813	1,068	1,705	206,176
Mutual fund	4,000	18	—	4,018
Preferred stock of government sponsored entities	569	—	—	569
Trust Preferred Securities	3,887	35	5	3,917
Other foreign securities	36,530	61	110	36,481
Other equity securities	1,097	—	237	860
Total securities available-for-sale	$2,719,555	$44,508	$2,548	$2,761,515

Total investment securities	$3,323,022	$59,458	$2,594	$3,379,886

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,876	$1,187	$—	$101,063
Mortgage-backed securities	535,139	—	7,294	527,845

Total securities held-to-maturity	$635,015	$1,187	$7,294	$628,908

Securities Available-for-Sale
U.S. treasury securities	$13,825	$—	$77	$13,748
U.S. government sponsored entities	873,290	1,284	3,230	871,344
State and municipal securities	12,750	109	36	12,823
Mortgage-backed securities	1,939,821	9,730	7,375	1,942,176
Collateralized mortgage obligations	49,161	266	1,638	47,789
Asset-backed securities	312	—	63	249
Corporate bonds	10,246	—	489	9,757
Preferred stock of government sponsored entities	1,061	211	—	1,272
Other securities-foreign	14,975	—	84	14,891
Other equity securities	1,050	—	—	1,050
Total securities available-for-sale	$2,916,491	$11,600	$12,992	$2,915,099

Total investment securities	$3,551,506	$12,787	$20,286	$3,544,007

The amortized cost and fair value of investment securities at September 30, 2010, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$111,723	$112,419	$—	$—
Due after one year through five years	1,031,425	1,034,607	99,909	103,114
Due after five years through ten years	628,850	636,063	9,966	9,966
Due after ten years (1)	947,557	978,426	493,592	505,291

Total	$2,719,555	$2,761,515	$603,467	$618,371

(1)	Equity securities are reported in this category

Proceeds from sales and repayments of mortgage-backed securities were $913.2 million during the first nine months of 2010 compared to $2.3 billion during the same period a year ago. Proceeds from sales and repayments of other investment securities were $65.1 million during the first nine months of 2010 compared to $5.0 million during the nine months of 2009. Proceeds from maturity and calls of investment securities were $2.3 billion during the first nine months of 2010 compared to $1.0 billion during the same period a year ago. Gains of $9.7 million and losses of $67,000 were realized on sales and calls of investment securities during the first nine months of 2010 compared to $52.4 million in gains and no losses realized for the same period a year ago.

ASC Topic 320 requires an entity to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an entity must recognize an other-than-temporary impairment (“OTTI”). If an entity does not intend to sell the debt security and will not be required to sell the debt security, the entity must consider whether it will recover the amortized cost basis of the security. If the present value of expected cash flows is less than the amortized cost basis of the security, OTTI shall be considered to have occurred. OTTI is then separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. An entity determines the impairment related to credit losses by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. OTTI related to the credit loss is thereafter recognized in earnings. OTTI related to all other factors is recognized in other comprehensive income. OTTI not related to the credit loss for a held-to-maturity security should be recognized separately in a new category of other comprehensive income and amortized over the remaining life of the debt security as an increase in the carrying value of the security only when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its remaining amortized cost basis. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The Company has investments in perpetual floating rate preferred securities issued by Freddie Mac and Fannie Mae with an aggregate par value of $1.1 million as of September 30, 2010. Based on an evaluation of the financial condition and prospects of the issuers, the Company recorded other-than-temporary impairment charges of $492,000 in the third quarter of 2010 to write down the value of these securities to their market value. As of September 30, 2010, the Company held agency preferred stock with a carrying value of $569,000.

The temporarily impaired securities represent 11.0% of the fair value of investment securities as of September 30, 2010. Unrealized losses for securities with unrealized losses for less than twelve months represent 0.7%, and securities with unrealized losses for twelve months or more represent 1.4%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased. All of these securities are investment grade as of September 30, 2010. At September 30, 2010, 11 issues of securities had unrealized losses for twelve months or longer and 33 issues of securities had unrealized losses of less than twelve months. At September 30, 2010, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our consolidated statements of operations. The table below shows the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of September 30, 2010, and December 31, 2009:

	As of September 30, 2010
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
State and municipal securities	$6,602	$46	7	—	—	—	$6,602	$46	7

Total securities held-to-maturity	$6,602	$46	$7	$—	$—	$—	$6,602	$46	$7

Securities Available-for-Sale
U.S. government sponsored entities	$224,689	$310	$4	$—	$—		$224,689	$310	$4
Mortgage-backed securities	358	5	7	32	1	1	390	6	8
Mortgage-backed securities-Non-agency	—	—	—	11,175	60	3	11,175	60	3
Collateralized mortgage obligations	—	—	—	1,239	111	6	1,239	111	6
Asset-backed securities	—	—	—	247	4	1	247	4	1
Corporate bonds	103,266	1,705	11	—	—	—	103,266	1,705	11
Trust preferred securities	1,253	5	1	—	—	—	1,253	5	1
Other securities-foreign organization	19,890	110	2	—	—	—	19,890	110	2
Other equity securities	860	237	1	—	—	—	860	237	1

Total securities available-for-sale	$350,316	$2,372	$26	$12,693	$176	$11	$363,009	$2,548	$37

Total investment securities	$356,918	$2,418	33	$12,693	$176	11	$369,611	$2,594	44

	As of December 31, 2009
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
Mortgage-backed securities	$527,845	$7,294	12	—	—	—	$527,845	$7,294	12

Total securities held-to-maturity	$527,845	$7,294	$12	$—	$—	$—	$527,845	$7,294	$12

Securities Available-for-Sale
U.S. Treasury entities	$13,748	$77	2	$—	$—	—	$13,748	$77	2
U.S. government sponsored entities	408,888	3,230	9	—	—	—	408,888	3,230	9
State and municipal securities	—	—	—	659	36	1	659	36	1
Mortgage-backed securities	1,050,968	6,216	32	855	3	5	1,051,823	6,219	37
Mortgage-backed securities-Non-agency	—	—	—	12,302	1,156	3	12,302	1,156	3
Collateralized mortgage obligations	30,870	955	4	8,304	683	8	39,174	1,638	12
Asset-backed securities	—	—	—	249	63	1	249	63	1
Corporate bonds	249	1	1	9,508	488	3	9,757	489	4
Other securities-foreign organization	14,891	84	3	—	—	—	14,891	84	3

Total securities available-for-sale	$1,519,614	$10,563	$51	$31,877	$2,429	$21	$1,551,491	$12,992	$72

Total investment securities	$2,047,459	$17,857	63	$31,877	$2,429	21	$2,079,336	$20,286	84

Investment securities having a carrying value of $1.95 billion at September 30, 2010, and $1.97 billion at December 31, 2009, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, and foreign exchange transactions.

7. Investments in Affordable Housing

The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. The Company’s investments in these partnerships were $90.8 million at September 30, 2010, and $95.9 million at December 31, 2009. At September 30, 2010, and December 31, 2009, six of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s consolidated financial statements increased total assets and liabilities by $22.9 million at September 30, 2010, and by $22.8 million at December 31, 2009. Other borrowings for affordable housing limited partnerships were $19.1 million at September 30, 2010, and $19.2 million at December 31, 2009; recourse is limited to the assets of the limited partnerships. Unfunded commitments for affordable housing limited partnerships of $4.6 million as of September 30, 2010, and $8.1 million as of December 31, 2009, were recorded under other liabilities.

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

(In thousands)	At September 30, 2010	At December 31, 2009
Commitments to extend credit	$1,337,180	$1,591,019
Standby letters of credit	53,959	61,488
Other letters of credit	65,847	49,257
Bill of lading guarantees	—	300

Total	$1,456,986	$1,702,064

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

9. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 4.17% at September 30, 2010, compared to $1.6 billion with a weighted average rate of 4.19% at December 31, 2009. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 100 basis points to three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million have initial fixed rates ranging from 1.00% and 3.50% with initial fixed rate terms ranging from six months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. At September 30, 2010, there was one short-term security sold under an agreement to repurchase of $16.0 million at the rate of 1.00% which matured on October 1, 2010. The table below provides summary data for long-term securities sold under agreements to repurchase as of September 30, 2010:

Securities Sold Under Agreements to Repurchase

(Dollars in millions)	Fixed-to-floating				Floating-to-fixed				Total
Callable	All callable at September 30, 2010				All callable at September 30, 2010
Rate type	Float Rate				Fixed Rate
Rate index	8% minus 3 month LIBOR

Maximum rate	3.75%	3.50%	3.50%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	5	4	1	2	1	10	4	30
Amount	$150.0	$250.0	$200.0	$50.0	$100.0	$50.0	$550.0	$200.0	$1,550.0
Weighted average rate	3.75%	3.50%	3.50%	3.25%	4.77%	4.83%	4.54%	5.00%	4.20%
Final maturity	2014	2014	2015	2015	2011	2012	2014	2017

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.9 billion as of September 30, 2010, and $1.8 billion as of December 31, 2009.

10. Advances from the Federal Home Loan Bank

Total advances from the FHLB decreased $65.0 million to $864.4 million at September 30, 2010, from $929.4 million at December 31, 2009. During the first quarter of 2010, the Company prepaid a $65.0 million advance from the FHLB and incurred a prepayment penalty of $909,000. Non-puttable advances totaled $164.4 million with a weighted rate of 5.27% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at September 30, 2010. The FHLB has the right to terminate the puttable transaction at par at each three-month anniversary after the first puttable date. As of September 30, 2010, all puttable FHLB advances were puttable, but the FHLB had not exercised its right to terminate any of the puttable transactions. At September 30, 2010, the Company had unused borrowing capacity from the FHLB of $459.3 million and expects to be able to access this source of funding, if required, in the near term.

In addition to the prepayment of $65.0 million in the first quarter of 2010, between October 5, 2010, and November 4, 2010, the Company prepaid $264.4 million in advances from the FHLB and incurred additional prepayment penalties of $10.7 million.

11. Subordinated Note and Junior Subordinated Note

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction (“Bank Subordinated Securities”). The debt has a maturity term of 10 years, is unsecured and bears interest at a rate of three-month LIBOR plus 110 basis points, payable on a quarterly basis. At September 30, 2010, the per annum interest rate on the subordinated debt was 1.39% compared to 1.35% at December 31, 2009. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (“Capital Securities”). These trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp in junior subordinated notes issued by the Bancorp (“Junior Subordinated Notes”). The five special purpose trusts are considered variable interest entities under FIN 46R. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company. At September 30, 2010, Junior Subordinated Notes totaled $121.1 million with a weighted average interest rate of 2.45% compared to $121.1 million with a weighted average rate of 2.41% at December 31, 2009. The Junior Subordinated Notes have a stated maturity term of 30 years and are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

12. Income Taxes

Income tax benefit totaled $21.4 million, or an effective tax benefit rate of 76.6% for the first nine months of 2010 compared to an income tax benefit of $35.4 million, or an effective tax rate of 52.4%, for the same period a year ago. Income tax benefit results in effective tax rates that differ from the statutory Federal income tax rate for the periods indicated as follows:

	Nine Months Ended September 30,
	2010		2009
	(In thousands)
Tax provision at Federal statutory rate	$(9,787)	35.0%	$(23,616)	35.0%
State income taxes, net of Federal income tax benefit	(3,127)	11.2	(3,856)	5.7
Interest on obligations of state and political subdivisions, which are exempt from Federal taxation	(68)	0.2	(212)	0.3
Low income housing tax credit	(7,927)	28.4	(8,089)	12.0
Other, net	(509)	1.8	411	(0.6)

Total income tax benefit	$(21,418)	76.6%	$(35,362)	52.4%

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

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense. The Company had approximately $0.3 million of accrued interest and penalties as of September 30, 2010, and $0.2 million of accrued interest and penalties as of December 31, 2009.

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

The Company uses the following methodologies to measure the fair value of its financial assets and liabilities on a recurring basis:

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

Loans Held for sale. The Company records loans held for sale at fair value based on quoted prices from third party sale analysis, existing sale agreements or appraisal reports adjusted by sales commission assumption, a Level 3 measurement.

Goodwill. The Company completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment. Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill. The implied fair value of goodwill is computed by assuming all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill. This adjusted goodwill balance is the implied fair value used in step two. An impairment charge is then recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value. In connection with obtaining the independent valuation, management provided certain data and information that was utilized by the third party in its determination of fair value, including earnings forecast at the reporting unit level for the next four years. Other key assumptions include terminal values based on future growth rates and discount rates for valuing the cash flows, which have inputs for the risk-free rate, market risk premium and adjustments to reflect inherent risk and required market returns. Because of the significance of unobservable inputs in the valuation of goodwill impairment, goodwill subject to nonrecurring fair value adjustments is classified as Level 3 measurement.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at September 30, 2010, and at December 31, 2009:

	Fair Value Measurements Using			Total at
As of September 30, 2010	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available-for-sale
U.S. government sponsored entities	$—	$1,389,454	$—	$1,389,454
Mortgage-backed securities	—	1,090,336	—	1,090,336
Collateralized mortgage obligations	—	29,457	—	29,457
Asset-backed securities	—	247	—	247
Corporate bonds	—	206,176	—	206,176
Mutual fund	—	4,018	—	4,018
Preferred stock of government sponsored entities	—	569	—	569
Trust preferred securities	—	3,917	—	3,917
Other foreign securities	—	36,481	—	36,481
Other equity securities	860	—	—	860

Total securities available-for-sale	860	2,760,655	—	2,761,515
Trading securities	24	—	—	24
Warrants	—	—	44	44
Option contracts	—	181	—	181
Foreign exchange contracts	—	5,725	—	5,725

Total assets	$884	$2,766,561	$44	$2,767,489

Liabilities
Interest rate swaps	$—	$7,840	$—	$7,840
Option contracts	—	80	—	80
Foreign exchange contracts	—	1,352	—	1,352

Total liabilities	$—	$9,272	$—	$9,272

	Fair Value Measurements Using			Total at
As of December 31, 2009	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury entities	$13,748	$—	$—	$13,748
U.S. government sponsored entities	—	871,344	—	871,344
State and municipal securities	—	12,823	—	12,823
Mortgage-backed securities	—	1,942,176	—	1,942,176
Collateralized mortgage obligations	—	47,789	—	47,789
Asset-backed securities	—	249	—	249
Corporate bonds	—	9,757	—	9,757
Preferred stock of government sponsored entities	—	1,272	—	1,272
Other foreign securities	—	14,891	—	14,891
Other equity securities	1,050	—	—	1,050

Total securities available-for-sale	14,798	2,900,301	—	2,915,099
Trading securities	18	—	—	18
Warrants	—	—	50	50
Option contracts	—	18	—	18
Foreign exchange contracts	—	3,565	—	3,565

Total assets	$14,816	$2,903,884	$50	$2,918,750

Liabilities
Interest rate swaps	$—	$694	$—	$694
Option contracts	—	8	—	8
Foreign exchange contracts	—	967	—	967

Total liabilities	$—	$1,669	$—	$1,669

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $44,000 at September 30, 2010, compared to $50,000 at December 31, 2009. The fair value adjustment of $6,000 was included in other operating income of 2010.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at September 30, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at September 30, 2010, and at December 31, 2009, and the total losses for the periods indicated:

	As of September 30, 2010				Total Losses/(Gains)
	Fair Value Measurements Using			Total at Fair Value	For the Three Months Ended		For the Nine Months Ended
	Level 1	Level 2	Level 3		September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$9,965	$2,138	$12,103	$2,642	$4,467	$4,079	$7,305
Construction- residential	—	21,340	—	21,340	1,009	7,522	4,635	15,249
Construction- other	—	26,453	359	26,812	7,188	1,668	21,919	2,274
Real Estate loans	—	92,736	49,058	141,794	(127)	5,901	17,485	9,507
Land loans	—	11,178	1,047	12,225	6,638	2,457	9,728	2,482
Residential mortgage loans	—	2,929	4,930	7,859	87	871	915	2,687

Total impaired loans	—	164,601	57,532	222,133	17,437	22,886	58,761	39,504
Loans held-for-sale	—	—	6,164	6,164	176	—	3,160	—
Other real estate owned (1)	—	76,186	9,174	85,360	(425)	2,548	1,739	18,050
Investments in venture capital	—	—	8,332	8,332	231	506	553	1,573
Equity investments	826	—	—	826	—	—	—	—

Total assets	$826	$240,787	$81,202	$322,815	$17,419	$25,940	$64,213	$59,127

(1)	Other real estate owned balance of $80.0 million in the consolidated balance sheet is net of estimated disposal costs.

	As of December 31, 2009				Total Losses
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2009	December 31, 2008
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$16,129	$1,369	$17,498	$16,293	$5,312
Construction- residential	—	27,797	24,290	52,087	23,234	12,979
Construction- other	—	18,904	742	19,646	12,493	—
Real Estate loans	—	25,901	—	25,901	27,350	3,699
Land loans	—	21,262	—	21,262	11,639	5,225

Total impaired loans	—	109,993	26,401	136,394	91,009	27,215
Loans held-for-sale	—	—	54,826	54,826	19,252	—
Other real estate owned (1)	—	62,602	13,206	75,808	28,216	3,604
Investments in venture capital	—	—	8,147	8,147	1,794	11
Equity investments	826	—	—	826	—	1,042

Total assets	$826	$172,595	$102,580	$276,001	$140,271	$31,872

(1)	Other real estate owned balance of $71.0 million in the consolidated balance sheet is net of estimated disposal costs.

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

Loans Held for sale. The Company records loans held for sale at fair value based on quoted price from third party sources, or appraisal reports adjusted by sales commission assumption.

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

The fair value of impaired loans was calculated based on the market price of the most recent sale or quoted price from loans held for sale.

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

Fair Value of Financial Instruments

	As of September 30, 2010		As of December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$74,524	$74,524	$100,124	$100,124
Short-term investments	248,555	248,555	254,726	254,726
Securities held-to-maturity	603,467	618,371	635,015	628,908
Securities available-for-sale	2,761,515	2,761,515	2,915,099	2,915,099
Trading securities	24	24	18	18
Loans held-for-sale	6,164	6,164	54,826	54,826
Loans, net	6,641,949	6,565,080	6,678,914	6,528,170
Investment in Federal Home Loan Bank stock	66,508	66,508	71,791	71,791
Warrants	44	44	50	50

	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	32,168	181	4,671	18
Foreign exchange contracts	108,450	5,725	60,725	3,565

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Deposits	7,107,755	7,124,466	7,505,040	7,520,604
Securities sold under agreement to repurchase	1,566,000	1,740,390	1,557,000	1,695,130
Advances from Federal Home Loan Bank	864,362	915,038	929,362	993,243
Other borrowings	27,501	27,492	26,532	26,410
Long-term debt	171,136	99,944	171,136	92,553

	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	80	80	8	8
Interest rate swaps	300,000	7,840	300,000	694
Foreign exchange contracts	41,528	1,352	60,846	967

	Notional Amount	Fair Value	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,337,180	$(414)	$1,591,019	$(621)
Standby letters of credit	53,959	(248)	61,488	(200)
Other letters of credit	65,847	(31)	49,257	(22)
Bill of lading guarantees	—	—	300	(1)

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

The Commercial Lending Unit did not have any goodwill allocated to the unit and accordingly no goodwill impairment testing was performed for that unit. The reporting unit fair values for the Retail Banking Unit and the East Coast Operations Unit were determined based on an equal weighting of (1) the fair value determined using a market approach using a combination of price to earnings multiples determined based on a representative peer group applied to 2011 and 2012 forecasted earnings, and if appropriate, 2010 net earnings and a price to book multiple and (2) the fair value determined using a dividend discount model with the discount rate determined using the same representative peer group. A control premium was then applied to the unit fair values so determined.

In determining the forecasted earnings for the Retail Banking Unit and the East Coast Operations Unit, the financial forecasts assume some recovery from the current business downturn beginning in the final quarter of 2010 and then muted growth thereafter. It should be noted, however, that these reporting units have already been performing at a satisfactory level given the environment. The principal driver of the Company’s negative operating results has been the Commercial Lending Unit where the vast majority of the Company’s loan losses are incurred. The forecasts reflect an assumption that interest rates will increase steadily beginning in the first quarter of 2012 until December 2013. A summary of the respective unit fair value, carrying amounts and unit goodwill as well as the percentage by which fair value exceed carrying value of each reporting unit is shown below:

As of September 30, 2010

Reporting Units	Carrying Amount	Fair Value	Fair Value in Excess of Carrying Amount	Allocated Goodwill
	(Dollars in thousands)
Commercial Lending	$577,564	$101,527	—	—
Retail Banking	420,201	650,653	54.8%	235,195
East Coast Operations	184,944	284,194	53.7%	81,145

Total	$1,182,709	$1,036,374		$316,340

If economic conditions were to worsen instead of improve as assumed in the key assumptions, then the forecasted earnings for the Retail Banking Unit and the East Coast Operations Unit could be significantly lower than projected. In addition, a worsening of economic conditions could potentially reduce the price to earnings multiples and price to book multiples of peer groups for Retail Banking Unit and East Coast Operations Unit and result in a reduction in the fair value of these units even if the forecasted earnings were achieved.

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

As of September 30, 2010, we had entered into five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years. These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities. At September 30, 2010, the Company paid a fixed rate at a weighted average of 1.95% and received a floating 3-month LIBOR rate at a weighted average of 0.31% on these agreements. The net amount accrued on these interest rate swaps of $3.6 million for the first nine months of 2010 was recorded as a reduction to other non-interest income. At September 30, 2010, the Company recorded $7.8 million within other liabilities to recognize the negative fair value of these interest rate swaps.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At September 30, 2010, the notional amount of option contracts totaled $32.2 million with a net positive fair value of $181,000. Spot and forward contracts in the total notional amount of $108.4 million had positive fair value of $5.7 million, at September 30, 2010. Spot and forward contracts in the total notional amount of $41.5 million had a negative fair value of $1.4 million, at September 30, 2010. At December 31, 2009, the notional amount of option contracts totaled $4.7 million with a net positive fair value of $18,000. Spot and forward contracts in the total notional amount of $60.7 million had positive fair value of $3.6 million, at December 31, 2009. Spot and forward contracts in the total notional amount of $60.8 million had a negative fair value of $967,000, at December 31, 2009.

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

Recent Legislation Impacting the Financial Services Industry

On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements extensive changes across the financial regulatory landscape, including provisions that, among other things, will:

•

Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

•

Apply to most bank holding companies the same leverage and risk-based capital requirements applicable to insured depository institutions. The Bancorp’s existing trust preferred securities will continue to be treated as Tier 1 capital.

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

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

•	Increase the authority of the Federal Reserve to examine the Bank and its non-bank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues that those deposits may generate.

In addition, recent proposals published by the Basel Committee on Banking Supervision, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. In July and December 2009, the Basel Committee published proposals relating to, respectively, enhanced capital requirements for market risk and new capital and liquidity risk requirements for banks. In July 2010, the Basel Committee announced that it had reached broad agreement on the December 2009 proposals and published a set of amendments to these proposals. In September 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions (Basel III). Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital, and total capital ratios, as well as maintaining a “capital conservation buffer.” The Tier 1 common equity and Tier 1 capital ratio requirements will be phased-in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity will be phased-in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased-in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a countercyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer. The September 2010 release did not address the Basel Committee’s two liquidity measures initially proposed in December 2009 and amended in July 2010, the “liquidity coverage ratio” and the “net stable funding ratio,” other than to state that the liquidity coverage ratio will be introduced on January 1, 2015, and the net stable funding ratio will be significantly revised and moved to a minimum standard by January 1, 2018. The final package of Basel III reforms will be considered in November 2010 by the leaders of the Group of 20, and then will be subject to individual adoption by member nations, including the U.S. The ultimate impact of the new capital and liquidity standards on the Corporation cannot be determined at this time and will depend on a number of factors, including the treatment and implementation by the U.S. banking regulators.

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

HIGHLIGHTS

•

Improved profitability – Third quarter net income was $17.3 million compared to net income of $1.9 million in the second quarter of 2010 and compared to a net loss of $17.7 million in the same quarter a year ago.

•

Decrease in net charge-offs – Net charge-offs decreased $4.6 million, or 20.2%, to $18.0 million in the third quarter of 2010 from $22.6 million in the second quarter of 2010 and decreased $39.0 million, or 68.4%, from $57.0 million in the same quarter a year ago. The provision for credit losses was $17.9 million for the third quarter of 2010 compared to $45.0 million in the second quarter of 2010 and $76.0 million in the same quarter a year ago.

•	Decrease in nonaccrual loans – Total nonaccrual loans decreased to $283.7 million at September 30, 2010, from $313.4 million at June 30, 2010, and $360.5 million at September 30, 2009.

Statement of Operations Review

Net Income

Net income attributable to common stockholders for the three months ended September 30, 2010, was $13.2 million, an increase of $35.0 million, or 161%, compared to net loss attributable to common stockholders of $21.8 million for the same period a year ago. Diluted earnings per share attributable to common stockholders for the three months ended September 30, 2010, was $0.17 compared to a loss per share of $0.43 for the same period a year ago due primarily to decreases in the provision for credit losses and lower other real estate owned expenses.

Return on average stockholders’ equity was 4.76% and return on average assets was 0.61% for the three months ended September 30, 2010, compared to a return on average stockholders’ equity of negative 5.58 % and a return on average assets of negative 0.60% for the same period of 2009.

Financial Performance

	Third Quarter 2010	Third Quarter 2009
Net income/(loss)	$17.3 million	$(17.7) million
Net income/(loss) attributable to common stockholders	$13.2 million	$(21.8) million
Basic earnings/(Loss) per common share	$0.17	$(0.43)
Diluted earnings/(Loss) per common share	$0.17	$(0.43)
Return on average assets	0.61%	-0.60%
Return on average total stockholders’ equity	4.76%	-5.58%
Efficiency ratio	45.17%	46.87%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased to $73.3 million during the third quarter of 2010, an increase of $826,000, or 1.1%, compared to $72.5 million during the same quarter a year ago. The increase was due primarily to the decrease in interest expense paid on time certificates of deposit.

The net interest margin, on a fully taxable-equivalent basis, was 2.74% for the third quarter of 2010, compared to 2.73% for the second quarter of 2010 and an increase of 9 basis points from 2.65% for the third quarter of 2009. The decrease in the rate on interest bearing deposits contributed to the increase in the net interest margin from the corresponding quarter of the prior year.

For the third quarter of 2010, the yield on average interest-earning assets was 4.51%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities equaled 2.11%, and the cost of interest bearing deposits was 1.23%. In comparison, for the third quarter of 2009, the yield on average interest-earning assets was 4.82%, on a fully taxable-equivalent basis, cost of funds on average interest-bearing liabilities equaled 2.48%, and the cost of interest bearing deposits was 1.80%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, increased 6 basis points to 2.40% for the third quarter ended September 30, 2010, from 2.34% for the same quarter a year ago, primarily due to the reasons discussed above.

The cost of deposits, including demand deposits, decreased 11 basis points to 1.07% in the third quarter of 2010 compared to 1.18% in the second quarter of 2010 and decreased 55 basis points from 1.62% in the third quarter of 2009 due primarily to the decrease in the rates paid on certificates of deposit upon renewal and on money market accounts as a result of the decline in market interest rates.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Three months ended September 30,	2010			2009
Taxable-equivalent basis (Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest Earning Assets
Commercial loans	$1,365,143	$16,162	4.70%	$1,428,143	$17,104	4.75%
Residential mortgage	974,989	12,748	5.23	838,268	11,059	5.28
Commercial mortgage	4,017,561	60,205	5.95	4,142,771	62,858	6.02
Real estate construction loans	506,832	5,994	4.69	782,817	8,390	4.25
Other loans and leases	16,065	146	3.61	19,972	177	3.52

Total loans and leases (1)	6,880,590	95,255	5.49	7,211,971	99,588	5.48
Taxable securities	3,368,420	24,749	2.91	3,385,904	31,589	3.70
Tax-exempt securities (3)	2,130	28	5.22	18,590	257	5.48
Federal Home Loan Bank Stock	67,855	77	0.45	71,819	149	0.82
Interest bearing deposits	293,015	406	0.55	57,297	119	0.82
Federal funds sold & securities purchased under agreements to resell	—	—	—	104,946	35	0.13

Total interest-earning assets	10,612,010	120,515	4.51	10,850,527	131,737	4.82

Non-interest earning assets
Cash and due from banks	88,715			127,493
Other non-earning assets	874,050			840,826

Total non-interest earning assets	962,765			968,319
Less: Allowance for loan losses	(266,893)			(183,000)
Deferred loan fees	(7,699)			(9,206)

Total assets	$11,300,183			$11,626,640

Interest bearing liabilities:
Interest bearing demand accounts	$400,750	$201	0.20	$310,047	$312	0.40
Money market accounts	972,665	2,129	0.87	967,839	3,751	1.54
Savings accounts	374,113	158	0.17	338,053	182	0.21
Time deposits	4,491,273	16,869	1.49	5,175,066	26,602	2.04

Total interest-bearing deposits	6,238,801	19,357	1.23	6,791,005	30,847	1.80

Federal funds purchased	—	—	—	163	1	0.45
Securities sold under agreements to repurchase	1,558,625	16,667	4.24	1,556,343	16,555	4.22
Other borrowings	892,652	10,095	4.49	957,558	10,662	4.42
Long-term debt	171,136	1,046	2.42	171,136	1,067	2.47

Total interest-bearing liabilities	8,861,214	47,165	2.11	9,476,205	59,132	2.48

Non-interest bearing liabilities
Demand deposits	916,345			783,799
Other liabilities	75,981			101,772
Total equity	1,446,643			1,264,864

Total liabilities and equity	$11,300,183			$11,626,640

Net interest spread (4)			2.40%			2.34%

Net interest income (4)		$73,350			$72,605

Net interest margin (4)			2.74%			2.65%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Three months ended September 30, 2010-2009 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-Earning Assets:
Loans and leases	(4,583)	250	(4,333)
Taxable securities	(162)	(6,678)	(6,840)
Tax-exempt securities (2)	(217)	(12)	(229)
Federal Home Loan Bank Stock	(8)	(64)	(72)
Deposits with other banks	338	(51)	287
Federal funds sold and securities purchased under agreements to resell	(35)	—	(35)

Total decrease in interest income	(4,667)	(6,555)	(11,222)

Interest-Bearing Liabilities:
Interest bearing demand accounts	73	(184)	(111)
Money market accounts	18	(1,640)	(1,622)
Savings accounts	18	(42)	(24)
Time deposits	(3,203)	(6,530)	(9,733)
Federal funds purchased	(1)	—	(1)
Securities sold under agreements to repurchase	24	88	112
Other borrowed funds	(730)	163	(567)
Long-term debts	—	(21)	(21)

Total increase/(decrease) in interest expense	(3,801)	(8,166)	(11,967)

Changes in net interest income	$(866)	$1,611	$745

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Provision for Loan Losses

The provision for credit losses was $17.9 million for the third quarter of 2010 compared to $45.0 million for the second quarter of 2010 and compared to $76.0 million in the third quarter of 2009. The provision for credit losses was based on the review of the adequacy of the allowance for loan losses at September 30, 2010. The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio, including unfunded commitments. The following table summarizes the charge-offs and recoveries for the periods as indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Charge-offs:
Commercial loans	$5,588	$27,492	$17,501	$49,657
Construction loans- residential	5,170	13,126	15,979	58,535
Construction loans- other	3,844	1,966	22,234	10,734
Real estate loans (1)	(393)	12,094	37,677	26,550
Real estate- land loans	7,138	3,865	19,820	7,599
Installment and other loans	—	—	—	4

Total charge-offs	21,347	58,543	113,211	153,079

Recoveries:
Commercial loans	963	219	3,332	523
Construction loans- residential	1,909	598	4,405	772
Construction loans- other	36	—	453	1
Real estate loans (1)	8	46	930	46
Real estate- land loans	421	685	463	686
Installment and other loans	—	2	2	19

Total recoveries	3,337	1,550	9,585	2,047

Net Charge-offs	$18,010	$56,993	$103,626	$151,032

(1)	Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $3.9 million for the third quarter of 2010, a decrease of $6.4 million compared to non-interest income of $10.3 million for the third quarter of 2009. The decrease in non-interest income in the third quarter of 2010 was primarily due to a decrease in gains on sale of loans of $3.5 million, a decrease in securities gains of $2.4 million, and an increase of $1.7 million loss from interest rate swaps compared to the third quarter of 2009. Offsetting the above non-interest income decreases were a $534,000 increase in commissions from foreign currency transactions, a $276,000 decrease in venture capital investment write-downs, and a $215,000 increase in wealth management commissions.

Non-Interest Expense

Non-interest expense decreased $3.9 million, or 10.1%, to $34.9 million in the third quarter of 2010 compared to $38.8 million in the same quarter a year ago. The efficiency ratio was 45.17% in the third quarter of 2010 compared to 46.87% for the same period a year ago due primarily to lower OREO expenses and occupancy expenses offset by lower securities gains and by lower gains on sale of loans recorded in the third quarter of 2010.

OREO expense decreased $3.7 million from $4.1 million in the third quarter of 2009 to $453,000 in the third quarter of 2010 primarily due to increases in gains on OREO transactions offset by increases in OREO expenses and increases in provision for OREO writedowns. Occupancy expense decreased $1.2 million primarily due to a correction in the depreciation life for certain components of our administrative office building at 9650 Flair Drive, El Monte which opened in January 2009. Offsetting the above decreases was a $766,000 increase in professional service expense primarily due to increases in legal and collection expenses.

Income Taxes

The effective tax rate for the third quarter of 2010 was 28.9% compared to a benefit of 45.0% in the third quarter of 2009 resulting from the utilization of low income housing tax credits.

Year-to-Date Statement of Operations Review

Net loss attributable to common stockholders was $18.8 million, a decrease of $25.6 million, or 57.5%, compared to net loss attributable to common stockholders of $44.4 million for the same period a year ago due primarily to decreases in the provision for loan losses, higher net interest income, lower OREO expenses partially offset by decreases in security gains and by increases in loss on interest rate swap agreements. Loss per share was $0.25 for the nine months ended September 30, 2010, compared to $0.89 loss per share for the same period a year ago. The net interest margin for the nine months ended September 30, 2010, increased 12 basis points to 2.73% compared to 2.61% for the same period a year ago.

Return on average stockholders’ equity was negative 0.62% and return on average assets was negative 0.08% for the nine months ended September 30, 2010, compared to a negative return on average stockholders’ equity of 3.35% and a negative return on average assets of 0.37% for the same period of 2009. The efficiency ratio for the nine months ended September 30, 2010 was 49.99% compared to 46.66% for the same period a year ago.

The average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rates, the net interest spread and the net interest margins are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

Nine months ended September 30,	2010			2009
Taxable-equivalent basis (Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest Earning Assets
Commercial loans	$1,336,963	$46,281	4.63%	$1,506,915	$53,190	4.72%
Residential mortgage	937,889	36,677	5.21	815,939	32,324	5.28
Commercial mortgage	4,033,074	181,932	6.03	4,130,418	188,574	6.10
Real estate construction loans	574,818	20,693	4.81	862,781	27,559	4.27
Other loans and leases	19,032	494	3.47	20,763	585	3.77

Total loans and leases (1)	6,901,776	286,077	5.54	7,336,816	302,232	5.51
Taxable securities	3,593,669	83,788	3.12	3,174,308	94,104	3.96
Tax-exempt securities (3)	8,156	299	4.90	20,234	954	6.30
Federal Home Loan Bank stock	70,000	171	0.33	71,800	149	0.28
Interest bearing deposits	329,080	1,031	0.42	42,615	250	0.78
Federal funds sold & securities purchased under agreements to resell	—	—	—	63,300	1,338	2.83

Total interest-earning assets	10,902,681	371,366	4.55	10,709,073	399,027	4.98

Non-interest earning assets
Cash and due from banks	95,029			117,336
Other non-earning assets	886,440			799,162

Total non-interest earning assets	981,469			916,498
Less: Allowance for loan losses	(251,946)			(154,377)
Deferred loan fees	(7,813)			(9,415)

Total assets	$11,624,391			$11,461,779

Interest bearing liabilities:
Interest bearing demand accounts	$391,062	$718	0.25	$283,027	$854	0.40
Money market accounts	947,713	6,544	0.92	854,706	9,958	1.56
Savings accounts	364,893	555	0.20	325,943	528	0.22
Time deposits	4,899,150	58,290	1.59	5,070,283	94,194	2.48

Total interest-bearing deposits	6,602,818	66,107	1.34	6,533,959	105,534	2.16

Federal funds purchased	—	—	—	11,220	23	0.27
Securities sold under agreement to repurchase	1,559,659	49,469	4.24	1,565,455	48,527	4.14
Other borrowings	899,950	30,115	4.47	1,012,015	31,781	4.20
Junior subordinated notes	171,136	2,902	2.27	171,136	3,891	3.04

Total interest-bearing liabilities	9,233,563	148,593	2.15	9,293,785	189,756	2.73

Non-interest bearing liabilities
Demand deposits	891,919			757,710
Other liabilities	74,201			121,504
Total equity	1,424,708			1,288,780

Total liabilities and equity	$11,624,391			$11,461,779

Net interest spread (4)			2.40%			2.25%

Net interest income (4)		$222,773			$209,271

Net interest margin (4)			2.73%			2.61%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Nine months ended September 30, 2010-2009 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-Earning Assets:
Loans and leases	(15,759)	(396)	(16,155)
Taxable securities	1,191	(11,507)	(10,316)
Tax-exempt securities (2)	(477)	(178)	(655)
Federal Home Loan Bank stock	1	21	22
Deposits with other banks	803	(22)	781
Federal funds sold and securities purchased under agreements to resell	(1,338)	—	(1,338)

Total increase in interest income	(15,579)	(12,082)	(27,661)

Interest-Bearing Liabilities:
Interest bearing demand accounts	43	(179)	(136)
Money market accounts	(148)	(3,266)	(3,414)
Savings accounts	32	(5)	27
Time deposits	(3,081)	(32,823)	(35,904)
Federal funds purchased	(23)	—	(23)
Securities sold under agreement to repurchase	26	916	942
Other borrowed funds	(1,921)	255	(1,666)
Long-term debt	—	(989)	(989)

Total increase in interest expense	(5,072)	(36,091)	(41,163)

Changes in net interest income	$(10,507)	$24,009	$13,502

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Balance Sheet Review

Assets

Total assets were $11.3 billion at September 30, 2010, a decrease of $335.1 million, or 2.9%, from $11.6 billion at December 31, 2009, primarily due to the decrease of $153.6 million, or 5.3%, in securities available-for-sale, the decrease of $48.7 million in loans held for sale, and the pay-down of $31.5 million in securities held-to-maturity.

Investment Securities

Investment securities represented 29.90% of total assets at September 30, 2010, compared with 30.64% of total assets at December 31, 2009. The carrying value of investment securities at September 30, 2010, was $3.37 billion compared with $3.55 billion at December 31, 2009. Securities available-for-sale are carried at fair value and had a net unrealized gain of $42.0 million at September 30, 2010, compared with a net unrealized loss of $1.4 million at December 31, 2009. Book value for securities held-to-maturity was $603.5 million at September 30, 2010, and $635.0 million at December 31, 2009.

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of September 30, 2010, and December 31, 2009:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,909	$3,205	$—	$103,114
State and municipal securities	$10,576	$12	$46	10,542
Mortgage-backed securities	483,016	11,733	—	494,749
Other Securities-foreign	9,966	—		9,966

Total securities held-to-maturity	$603,467	$14,950	$46	$618,371

Securities Available-for-Sale
U.S. government sponsored entities	1,384,479	5,285	310	1,389,454
Mortgage-backed securities	1,053,176	37,226	66	1,090,336
Collateralized mortgage obligations	28,753	815	111	29,457
Asset-backed securities	251	—	4	247
Corporate bonds	206,813	1,068	1,705	206,176
Mutual fund	4,000	18	—	4,018
Preferred stock of government sponsored entities	569	—	—	569
Trust preferred securities	3,887	35	5	3,917
Other securities-foreign	36,530	61	110	36,481
Other equity securities	1,097	—	237	860

Total securities available-for-sale	$2,719,555	$44,508	$2,548	$2,761,515

Total investment securities	$3,323,022	$59,458	$2,594	$3,379,886

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,876	$1,187	$—	$101,063
Mortgage-backed securities	535,139	—	7,294	527,845

Total securities held-to-maturity	$635,015	$1,187	$7,294	$628,908

Securities Available-for-Sale
U.S. treasury securities	$13,825	$—	$77	$13,748
U.S. government sponsored entities	873,290	1,284	3,230	871,344
State and municipal securities	12,750	109	36	12,823
Mortgage-backed securities	1,939,821	9,730	7,375	1,942,176
Collateralized mortgage obligations	49,161	266	1,638	47,789
Asset-backed securities	312	—	63	249
Corporate bonds	10,246	—	489	9,757
Preferred stock of government sponsored entities	1,061	211	—	1,272
Other securities-foreign	14,975	—	84	14,891
Other equity securities	1,050	—	—	1,050

Total securities available-for-sale	$2,916,491	$11,600	$12,992	$2,915,099

Total investment securities	$3,551,506	$12,787	$20,286	$3,544,007

ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an entity must recognize an other-than-temporary impairment (“OTTI”). If an entity does not intend to sell the debt security and will not be required to sell the debt security, the entity must consider whether it will recover the amortized cost basis of the security. If the present value of expected cash flows is less than the amortized cost basis of the security, OTTI shall be considered to have occurred. OTTI is then separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. An entity determines the impairment related to credit losses by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. OTTI related to the credit loss is thereafter recognized in earnings. OTTI related to all other factors is recognized in other comprehensive income. OTTI not related to the credit loss for a held-to-maturity security should be recognized separately in a new category of other comprehensive income and amortized over the remaining life of the debt security as an increase in the carrying value of the security only when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its remaining amortized cost basis. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The Company has investments in perpetual floating rate preferred securities issued by Freddie Mac and Fannie Mae with an aggregate par value of $1.1 million as of September 30, 2010. Based on an evaluation of the financial condition and prospects of the issuers, the Company recorded other-than-temporary impairment charges of $492,000 in the third quarter of 2010 to write down the value of these securities to their market value. As of September 30, 2010, the Company held agency preferred stock with a carrying value of $569,000.

The temporarily impaired securities represent 11.0% of the fair value of investment securities as of September 30, 2010. Unrealized losses for securities with unrealized losses for less than twelve months represent 0.7%, and securities with unrealized losses for twelve months or more represent 1.4%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased. All of these securities are investment grade as of September 30, 2010. At September 30, 2010, 11 issues of securities had unrealized losses for twelve months or longer and 33 issues of securities had unrealized losses of less than twelve months. At September 30, 2010, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our consolidated statements of operations. The table below shows the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of September 30, 2010, and December 31, 2009:

	As of September 30, 2010
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
State and munucipal securities	$6,602	$46	7	—	—	—	$6,602	$46	7

Total securities held-to-maturity	$6,602	$46	$7	$—	$—	$—	$6,602	$46	$7

Securities Available-for-Sale
U.S. government sponsored entities	$224,689	$310	$4	$—	$—		$224,689	$310	$4
Mortgage-backed securities	358	5	7	32	1	1	390	6	8
Mortgage-backed securities-Non-agency	—	—	—	11,175	60	3	11,175	60	3
Collateralized mortgage obligations	—	—	—	1,239	111	6	1,239	111	6
Asset-backed securities	—	—	—	247	4	1	247	4	1
Corporate bonds	103,266	1,705	11	—	—	—	103,266	1,705	11
Trust preferred securities	1,253	5	1	—	—	—	1,253	5	1
Other securities-foreign organization	19,890	110	2	—	—	—	19,890	110	2
Other equity securities	860	237	1	—	—	—	860	237	1

Total securities available-for-sale	$350,316	$2,372	$26	$12,693	$176	$11	$363,009	$2,548	$37

Total investment securities	$356,918	$2,418	33	$12,693	$176	11	$369,611	$2,594	44

	As of December 31, 2009
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
Mortgage-backed securities	$527,845	$7,294	12	—	—	—	$527,845	$7,294	12

Total securities held-to-maturity	$527,845	$7,294	$12	$—	$—	$—	$527,845	$7,294	$12

Securities Available-for-Sale
U.S. Treasury entities	$13,748	$77	2	$—	$—	—	$13,748	$77	2
U.S. government sponsored entities	408,888	3,230	9	—	—	—	408,888	3,230	9
State and municipal securities	—	—	—	659	36	1	659	36	1
Mortgage-backed securities	1,050,968	6,216	32	855	3	5	1,051,823	6,219	37
Mortgage-backed securities-Non-agency	—	—	—	12,302	1,156	3	12,302	1,156	3
Collateralized mortgage obligations	30,870	955	4	8,304	683	8	39,174	1,638	12
Asset-backed securities	—	—	—	249	63	1	249	63	1
Corporate bonds	249	1	1	9,508	488	3	9,757	489	4
Other securities-foreign organization	14,891	84	3	—	—	—	14,891	84	3

Total securities available-for-sale	$1,519,614	$10,563	$51	$31,877	$2,429	$21	$1,551,491	$12,992	$72

Total investment securities	$2,047,459	$17,857	63	$31,877	$2,429	21	$2,079,336	$20,286	84

Loans

Gross loans, excluding loans held for sale, were $6.91 billion at September 30, 2010, an increase of $8.3 million, or 0.1%, from $6.90 billion at December 31, 2009, primarily due to the increase of $107.1 million, or 8.2%, in commercial loans and the increase of $103.1 million, or 15.1% in residential mortgage loans offset by the decrease of $167.6 million, or 26.8%, in construction loans, and by the decrease of $39.2 million, or 1.0%, in commercial real estate loans. The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	September 30, 2010	% of Gross Loans	December 31, 2009	% of Gross Loans	% Change
	(Dollars in thousands)
Type of Loans
Commercial	$1,415,029	20.5%	$1,307,880	19.0%	8.2%
Residential mortgage	785,417	11.4	682,291	9.9	15.1
Commercial mortgage	4,025,987	58.3	4,065,155	58.9	(1.0)
Equity lines	206,865	3.0	195,975	2.8	5.6
Real estate construction	458,448	6.5	626,087	9.1	(26.8)
Installment	12,454	0.2	13,390	0.2	(7.0)
Other	3,195	0.1	8,364	0.1	(61.8)

Gross loans and leases	$6,907,395	100%	$6,899,142	100%	0.1%
Allowance for loan losses	(257,706)		(211,889)		21.6
Unamortized deferred loan fees	(7,740)		(8,339)		(7.2)

Total loans and leases, net	$6,641,949		$6,678,914		-0.6%

Loans held for sale	6,164		54,826		-88.8%

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

Non-performing assets, excluding non-accrual loans held for sale, to total assets was 3.2% at September 30, 2010, compared to 3.0% at December 31, 2009, and compared to 4.0% at September 30, 2009. Total non-performing portfolio assets increased $12.8 million, or 3.6%, to $364.5 million at September 30, 2010, compared to $351.7 million at December 31, 2009, primarily due to a $3.0 million increase in non-accrual loans, a $8.9 million increase in OREO, and a $849,000 increase in accruing loans past due 90 days or more. Total non-performing portfolio assets decreased $100.3 million, or 21.6%, to $364.5 million at September 30, 2010, compared to $464.8 million at September 30, 2009, primarily due to a $76.8 million decrease in non-accrual loans and a $15.7 million decrease in accruing loans past due 90 days or more and a $7.8 million decrease in OREO.

As a percentage of gross loans, excluding loans held for sale, plus other real estate owned, our non-performing assets increased to 5.22% at September 30, 2010, from 5.05% at December 31, 2009. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 91.51% at September 30, 2010, from 77.36% at December 31, 2009.

The following table presents the breakdown of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	September 30, 2010	June 30, 2010	% Change	December 31, 2009	% Change
Non-performing assets
Accruing loans past due 90 days or more	$849	$887	(4)	$—	100
Non-accrual loans:
Construction- residential	38,828	48,255	(20)	54,490	(29)
Construction- non-residential	36,035	40,570	(11)	36,797	(2)
Land	17,731	28,185	(37)	40,534	(56)
Commercial real estate, excluding land	154,228	156,814	(2)	112,774	37
Commercial	25,636	29,222	(12)	26,570	(4)
Residential mortgage	11,217	10,324	9	9,478	18

Total non-accrual loans:	$283,675	$313,370	(9)	$280,643	1

Total non-performing loans	284,524	314,257	(9)	280,643	1
Other real estate owned	79,957	101,053	(21)	71,014	13

Total non-performing assets	$364,481	$415,310	(12)	$351,657	4

Accruing troubled debt restructurings (TDRs)	$73,323	$58,017	26	$54,992	33
Non-accrual TDRs (included in non-accrual loans above)	$66,597	$65,638	1	$41,609	60
Non-accrual loans held for sale	$6,164	$6,514	(5)	$54,826	(89)
Allowance for loan losses	$257,706	$255,650	1	$211,889	22
Allowance for off-balance sheet credit commitments	2,664	4,830	(45)	5,207	(49)

Allowance for credit losses	$260,370	$260,480	(0)	$217,096	20

Total gross loans outstanding, at period-end (1)	$6,907,395	$6,853,624	1	$6,899,142	0
Allowance for loan losses to non-performing loans, at period-end (2)	90.57%	81.35%		75.50%
Allowance for loan losses to gross loans, at period-end (1)	3.73%	3.73%		3.07%
Allowance for credit losses to non-performing loans, at period-end (2)	91.51%	82.89%		77.36%
Allowance for credit losses to gross loans, at period-end (1)	3.77%	3.80%		3.15%

(1)	Excludes loans held for sale at period-end.
(2)	Excludes non-accrual loans held for sale at period-end.

Non-accrual Loans

At September 30, 2010, total non-accrual portfolio loans, excluding non-accrual loans held for sale, were $283.7 million, an increase of $3.0 million, or 1.1%, from $280.6 million at December 31, 2009, and a decrease of $76.8 million, or 21.3%, from $360.5 million at September 30, 2009. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contract, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, of these loans on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

At September 30, 2010, non-accrual loans held for sale decreased $48.7 million, or 88.8%, from $54.8 million at December 31, 2009, to $6.2 million due to the recognition of the sale of a loan for $26.0 million upon the receipt of the cash portion of the purchase price, the transfer of six loans totaling $20.9 million to OREO, pay-downs of $0.2 million, and write-downs of $2.9 million to fair value of loans held for sale at September 30, 2010, offset by a new loan held for sale of $1.3 million. Loans held for sale were comprised of four commercial real estate loans for the total of $6.2 million at September 30, 2010.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	September 30, 2010		December 31, 2009
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/Multi-family residence	$58,467	$7,857	$69,408	$6,305
Commercial real estate	181,840	747	159,031	1,076
Land	17,731	—	25,634	—
Personal Property (UCC)	—	17,033	—	18,063
Other	—	—	—	1,126

Total	$258,038	$25,637	$254,073	$26,570

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

	September 30, 2010		December 31, 2009
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$184,695	$3,159	$182,512	$664
Wholesale/Retail	61,284	20,975	60,285	22,602
Food/Restaurant	370	232	849	338
Import/Export	1,797	1,271	1,797	2,966
Other	9,892	—	8,630	—

Total	$258,038	$25,637	$254,073	$26,570

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

Other Real Estate Owned

At September 30, 2010, other real estate owned totaled $80.0 million which was $9.0 million, or 12.6%, higher compared to $71.0 million at December 31, 2009, and decreased $7.8 million, or 8.9%, from $87.8 million at September 30, 2009. At September 30,

2010, $52.3 million of OREO was located in California, $6.3 million of OREO was located in Nevada, $11.6 million of OREO was located in Texas, $5.7 million of OREO was located in the state of Washington, and $4.1 million was located in all other states. At September 30, 2010, OREO was comprised of 6 parcels of land zoned for residential purpose properties of $30.2 million, 2 parcels of land zoned for non-residential purpose properties of $7.3 million, 6 residential construction projects of $17.4 million, 4 non-residential construction projects of $8.4 million, 7 non-farm non-residential properties of $13.5 million, 2 multi-family residential properties of $731,000, and 5 single family residential properties of $2.4 million.

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

A summary of TDR by type of concession and by accrual and non-accrual status is shown below:

	Accruing		Non-accrual		Total
	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans
	(Dollars in thousands, except no. of loans)
As of September 30, 2010
Interest deferral	$—	—	$345	1	$345	1
Principal deferral	45,607	9	12,610	8	58,217	17
Rate reduction	12,552	4	51,497	6	64,049	10
Rate reduction and forgiveness of principal	6,366	1	—	—	6,366	1
Rate reduction and payment deferral	8,798	5	2,145	5	10,943	10

Total	$73,323	19	$66,597	20	$139,920	39

As of December 31, 2009
Interest deferral	$8,864	1	$5,764	2	$14,628	3
Principal deferral	34,716	9	9,322	6	44,038	15
Rate reduction	863	3	8,886	1	9,749	4
Rate reduction and forgiveness of principal	10,549	1	—	—	10,549	1
Rate reduction and payment deferral	—	—	17,637	3	17,637	3

Total	$54,992	14	$41,609	12	$96,601	26

Troubled debt restructurings on accrual status are comprised of the loans that have, pursuant to the Bank’s policy, performed under the restructured terms and have demonstrated sustained performance under the modified terms for six months before being returned to accrual status. The sustained performance considered by management pursuant to its policy includes the periods prior to the modification if the prior performance met or exceeded the modified terms. This would include cash paid by the borrower prior to the restructure to set up interest reserves. Troubled debt restructurings on accrual status totaled $73.3 million at September 30, 2010, and were comprised of 19 loans, an increase of $18.3 million, or 33.3%, compared to 14 loans totaling $55.0 million at December 31, 2009. TDRs on accrual status at September 30, 2010, were comprised of six office and commercial real estate loans of $20.8 million, three multi-family residential loans of $24.4 million, two hotel loans of $15.4 million, three land loans of $3.3 million, three single family residential loans of $7.8 million, one commercial loan of $1.1 million, and a commercial condo loan of $428,000. TDRs on accrual status at December 31, 2009, were comprised of four office and commercial use buildings of $28.3 million, three multi-family residential loans of $11.6 million, a hotel loan of $10.3 million, two land loans of $2.3 million, three shopping center loans of $2.1 million, and a single family residential loan of $485,000. The Company expects that the troubled debt restructuring loans on accruing status as of September 30, 2010, which are all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. The average rate on commercial real estate TDRs was 5.34% compared to 5.95% earned on the entire commercial real estate portfolio in the third quarter of 2010.

Troubled debt restructurings on non-accrual status totaled $66.6 million at September 30, 2010. Included in troubled debt restructurings on non-accrual status is a loan with an outstanding book balance of $47.5 million to a borrower who filed for bankruptcy in March 2009. During the second quarter of 2010, the loan was restructured as an interest only loan for four years at a fixed rate of 4% for the first year, 4.5% for the second year, and 5% thereafter. If the borrower performs on a sustained basis (generally six months) under the restructured terms, this loan may be restored to accrual status.

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over ninety days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally a loan amount less than $500,000 (less than $100,000 for prior quarters before June 30, 2010), are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are based on “as is” or bulk sale valuations. To ensure that appraised values remain current, we generally obtain an updated appraisal every six months from qualified independent appraisers. Furthermore, if the most current appraisal is dated more than three months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral. If the third party market data indicates that the value of our collateral property values has declined since the most recent valuation date, we adjust downward the value of the property to reflect current market conditions. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 5% to 10% of the fair value, depending on the size of the impaired loan, is charged off against the allowance for loan losses. Non-accrual impaired loans, including troubled debt restructurings, are not returned to accruing status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due and troubled debt restructurings are reviewed for continued impairment until they are no longer reported as troubled debt restructurings.

We identified impaired loans with a recorded investment of $363.2 million at September 30, 2010, compared to $390.5 million at December 31, 2009. We considered all non-accrual loans to be impaired. As of September 30, 2010, $258.0 million, or 91.0%, of the $283.7 million of non-accrual portfolio loans were secured by real estate compared to $254.1 million, or 90.7%, of the $280.6 million of non-accrual loans were secured by real estate at December 31, 2009. While increases in the non-accrual loan balance are indicative of an overall loan portfolio deterioration, high percentages of well-secured collateral-dependent loans within the non-accrual loan breakdown provide less need of corresponding increases to the allowance for loan losses. In light of declining property values in the current economic downturn affecting the real estate markets, the Bank has obtained current appraisals, sales contracts, or other available market price information which provides updated factors in evaluating potential loss.

At September 30, 2010, $23.5 million of the $257.7 million allowance for loan losses was allocated for impaired loans and $234.2 million was allocated to the general allowance compared to $15.1 million of the $211.9 million allowance for loan losses was allocated for impaired loans and $196.8 million was allocated to the general allowance at December 31, 2009. The remainder of the allowance for loan losses is a general allowance and has increased from December 31, 2009 as a result of refinements in the methodology to determine the loan loss reserve. For the nine months ended September 30, 2010, net loan charge-offs were $103.6 million, or 2.01%, of average loans compared to $151.0 million, or 2.75%, of average loans in the same period a year ago. The increase in the allowance for credit losses in the nine months ended September 30, 2010, is directionally consistent with the underlying credit quality of the applicable loan portfolios and net charge-offs. The allowance for credit losses to non-accrual loans increased to 91.8% at September 30, 2010, from 77.4% at December 31, 2009.

The following table presents impaired loans and the related allowance and charge-off as of the dates indicated:

	Impaired Loans
	At September 30, 2010
	Balance	Allowance	Allowance as a % of Balance	Cumulative Charge-off	Cumulative Charge-off as a % of Balance *
	(Dollars in thousands)
With no allocated allowance
Without charge-off	$59,202	$—	—	$—	—
With charge-off	58,368	—	—	40,354	40.88%
With allocated allowance
Without charge-off	82,940	4,986	6.01%	—	—
With charge-off	162,652	18,472	11.36%	73,077	31.00%

Total	$363,162	$23,458	6.46%	$113,431	23.80%

Allowance allocated to impaired loans as a percentage to balance of impaired loans with allowance allocated		9.55%

	At December 31, 2009
	Balance	Allowance	Allowance as a % of Balance	Cumulative Charge-off	Cumulative Charge-off as a % of Balance *
	(Dollars in thousands)
With no allocated allowance
Without charge-off	$153,380	$—	—	$—	—
With charge-off	84,886	—	—	39,414	31.71%
With allocated allowance
Without charge-off	27,388	934	3.41%	—	—
With charge-off	124,807	14,199	11.38%	61,792	33.11%

Total	$390,461	$15,133	3.88%	$101,206	20.58%

Allowance allocated to impaired loans as a percentage to balance of impaired loans with allowance allocated		9.94%

*	Balance prior to charge-off

For impaired loans, the amounts previously charged off represent 23.8% at September 30, 2010, and 20.6% at December 31, 2009, of the contractual balances for impaired loans. At September 30, 2010, $59.2 million of impaired loans had no allocated allowance and had no previous charge-offs compared to $153.4 million at December 31, 2009. At September 30, 2010, impaired loans with no allocated allowance and no previous charge-offs were comprised of 8 performing troubled debt restructuring loans totaling $31.6 million and 29 other loans totaling $27.6 million where the fair value of the collateral exceeded the loan amounts. Despite the significant deterioration in the real estate values in our market area, many of the loans originated by the Bank were originally made with loan-to-value ratios below 70%, such that even after taking the sometimes significant market depreciation into consideration, the current value of the underlying collateral continues to exceed the loan balance. The impaired loans included in the table above are comprised of $26.8 million in commercial loans and $336.4 million in real estate loans as of September 30, 2010, and comprised of $38.8 million in commercial loans and $351.7 million in real estate loans as of December 31, 2009.

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

A summary of loans with interest reserves follows:

	Balance	Remaining Interest Reserves	Loans Extended
	(In thousands)
At September 30, 2010

Construction loans	$163,745	$8,615	$91,364
Land loans	2,730	82	1,856

Total	$166,475	$8,697	$93,220

At December 31, 2009

Construction loans	$325,689	$29,121	$136,483
Land loans	11,752	591	3,722

Total	$337,441	$29,712	$140,205

At September 30, 2010, the Bank had no loans on non-accrual status with available interest reserves. At September 30, 2010, $45.7 million of non-accrual residential construction loans, $29.2 million of non-accrual non-residential construction loans, and $5.7 million of non-accrual land loans had been originated with pre-established interest reserves. At December 31, 2009, $54.4 million of non-accrual residential construction loans, $37.0 million of non-accrual non-residential construction loans, and $20.9 million of non-accrual land loans had been originated with pre-established interest reserves. While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity. Typically, these extensions are required due to construction delays, delays in sales or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; and Edison, New Jersey. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral. There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of September 30, 2010, and as of December 31, 2009.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. Total loans for construction, land development, and other land represented 68% of total risk-based capital as of December 31, 2009, and 46% as of September 30, 2010. Total CRE loans represented 332% of total risk-based capital as of December 31, 2009, and 302% as of September 30, 2010. In January 2010, the Bank reduced its internal limit for CRE loans from 400% of total capital to 300% of total capital to be achieved no later than December 2011. Based on recent trends in the reduction in CRE loans, the Bank expects its CRE loans to be less than 300% of total capital by December 31, 2010, without the need to engage in sales of performing CRE loans. Reductions in CRE loans during the remainder of 2010 are not expected to have a material impact on our balance sheet or results of operations or to pose a significant risk to the Company.

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

The allowance for loan losses was $257.7 million and the allowance for off-balance sheet unfunded credit commitments was $2.7 million at September 30, 2010, and represented the amount that the Company believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio including off-balance sheet unfunded credit commitments. The allowance for credit losses, which is the sum of allowance for loan losses and the reserve for off-balance sheet unfunded credit commitments, was $260.4 million at September 30, 2010, compared to $217.1 million at December 31, 2009, an increase of $43.3 million, or 19.9%. The allowance for credit losses represented 3.77% of period-end gross loans, excluding loans held for sale, and 91.5% of non-performing portfolio loans at September 30, 2010. The comparable ratios were 3.15% of period-end gross loans and 77.4% of non-performing loans at December 31, 2009. The following table sets forth information relating to the allowance for credit losses for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$255,650	$169,551	$211,889	$122,093
Provision for credit losses	17,900	76,000	146,900	216,000
Transfers from/(to) reserve for off-balance sheet credit commitments	2,166	812	2,543	2,309
Charge-offs:
Commercial loans	(5,588)	$(27,492)	(17,501)	$(49,657)
Construction loans-residential	(5,170)	(13,126)	(15,979)	(58,535)
Construction loans-other	(3,844)	(1,966)	(22,234)	(10,734)
Real estate loans	393	(12,094)	(37,677)	(26,550)
Real estate land loans	(7,138)	(3,865)	(19,820)	(7,599)
Installment loans and other loans	—	—	—	(4)

Total charge-offs	(21,347)	(58,543)	(113,211)	(153,079)
Recoveries:
Commercial loans	963	219	3,332	523
Construction loans-residential	1,909	598	4,405	772
Construction loans-other	36	—	453	1
Real estate loans	8	46	930	46
Real estate-land loans	421	685	463	686
Installment loans and other loans	—	2	2	19

Total recoveries	3,337	1,550	9,585	2,047

Balance at end of period	$257,706	$189,370	$257,706	$189,370

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$4,830	$5,835	$5,207	$7,332
Provision/(reversal) for credit losses/transfers	(2,166)	(812)	(2,543)	(2,309)

Balance at end of period	$2,664	$5,023	$2,664	$5,023

Average loans outstanding during period ended (1)	$6,874,626	$7,211,971	$6,877,167	$7,336,816
Total gross loans outstanding, at period-end (1)	$6,907,395	$7,115,582	$6,907,395	$7,115,582
Total non-performing loans, at period-end (1)	$284,524	$377,012	$284,524	$377,012
Ratio of net charge-offs to average loans outstanding during the period	1.04%	3.14%	2.01%	2.75%
Provision for credit losses to average loans outstanding during the period	1.03%	4.18%	2.86%	3.94%
Allowance for credit losses to non-performing loans at period-end	91.51%	51.56%	91.51%	51.56%
Allowance for credit losses to gross loans at period-end	3.77%	2.73%	3.77%	2.73%

(1)	Excludes loans held for sale at period end.

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

•

General allowance. The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and common risk characteristics. The non-impaired loans are grouped into twenty-three segments: two commercial segments, ten commercial real estate segments, three residential construction segments, three non-residential construction segments, one SBA segment, one installment loans segment, one residential mortgage segment, one equity lines of credit segment and one overdrafts segment. The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which takes into account the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, and environmental factors which include the trends in delinquency and non-accrual, and other significant factors, such as national and local economy, the volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and the concentration of credit. In addition, management reviews reports on past-due loans to ensure appropriate classifications. During the third quarter of 2007, we revised our minimum loss rates for loans rated Special Mention and Substandard to incorporate the results of a classification migration model reflecting actual losses beginning in 2003. Beginning in the third quarter of 2007, minimum loss rates have been assigned for loans graded Minimally Acceptable instead of grouping these loans with the unclassified portfolio. During the second quarter of 2009, in light of the continued deterioration in the economy and the increases in non-accrual loans and charge-offs, and based in part on regulatory considerations, we shortened the period used in the migration analysis from five years to four years to better reflect the impact of the most recent charge-offs, which increased the allowance for loan losses by $3.9 million; we increased the general allowance to reflect the higher loan delinquency trends, the weaker national and local economy and the increased difficulty in assigning loan grades, which increased the allowance for loan losses by $13.2 million, and we also applied the environmental factors described above to loans rated Minimally Acceptable, Special Mention and Substandard, which increased the allowance for loan losses by $11.8 million. During the fourth quarter of 2009, we changed our migration loss analysis to reduce the weighting of the first two years of the four-year migration analysis by half to better reflect the impact of more recent losses, and further segmented the construction loan portfolios into three geographic segments. The changes made during the fourth quarter of 2009 did not have a significant impact on the allowance for loan losses. During the first quarter of 2010, we increased the number of segments for commercial real estate loans from one to ten. In addition, we changed our migration loss analysis to use as the reserve factor for loans rated Pass the total weighted average losses during the last four years for each loan segment as well as the weighting for the four-year migration so that the first two years are weighted one-third and the most recent two years are weighted two-thirds. The changes made during the first quarter of 2010 increased the allowance for loan losses by $10.4 million. During the second quarter of 2010, we further refined our methodology to give greater weighting to the most recent twelve months of charge-offs in the calculation of the loan loss reserve percentage for Pass rated loans, which increased the allowance for loan losses by $10.4 million; we discontinued the weighting in the four-year migration analysis for loans rated lower than Pass, which increased the allowance for loan losses by $7.1 million and we increased the environmental factors for purchased syndicated loans which increased the allowance for loan losses by $2.0 million.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans
Type of Loans:
Commercial loans	$63,379	19.4%	$57,815	20.2%
Residential mortgage loans (1)	8,755	13.6	8,480	11.4
Commercial mortgage loans	135,903	58.4	100,494	56.8
Real estate construction loans	49,628	8.3	45,086	11.3
Installment loans	41	0.2	14	0.2
Other loans	—	0.1	—	0.1

Total	$257,706	100%	$211,889	100%

(1)	Residential mortgage loans includes equity lines.

The allowance allocated to commercial loans increased from $57.8 million at December 31, 2009, to $63.4 million at September 30, 2010. At September 30, 2010, thirty-four commercial loans totaling $25.6 million were on non-accrual status and no commercial loans were past due 90 days and still accruing interest. At December 31, 2009, forty commercial loans totaling $26.6 million were on non-accrual status. Commercial loans comprised 7.4% of impaired loans and 9.0% of non-accrual portfolio loans at September 30, 2010, compared to 9.9% of impaired loans and 9.5% of non-accrual portfolio loans at December 31, 2009.

The allowance allocated to commercial mortgage loans increased from $100.5 million at December 31, 2009, to $135.9 million at September 30, 2010, which was due to increases in non-accrual loans as well as loans risk graded Watch and Special Mention. The overall allowance for total commercial mortgage loans was 3.4% at September 30, 2010, and 2.5% at December 31, 2009. At September 30, 2010, sixty-one commercial mortgage loans, excluding non-accrual loans held for sale, totaling $172.0 million were on non-accrual status. At December 31, 2009, forty-seven commercial mortgage loans, excluding non-accrual loans held for sale, totaling $112.8 million were on non-accrual status. Commercial mortgage loans comprised 60.1% of impaired loans and 59.3% of non-accrual portfolio loans at September 30, 2010, compared to 59.8% of impaired loans and 54.6% of non-accrual portfolio loans at December 31, 2009.

The allowance allocated for construction loans increased $4.5 million to $49.6 million, or 10.1%, of construction loans at September 30, 2010, compared to $45.1 million, or 7.2%, of construction loans at December 31, 2009, primarily due to higher reserves for impaired loans and the changes in the migration methodology adopted in the second quarter of 2010. At September 30, 2010, sixteen construction loans totaling $74.9 million were on non-accrual status. Construction loans comprised 20.6% of impaired loans and 25.8% of non-accrual portfolio loans at September 30, 2010, compared to 27.7% of impaired loans and 32.5% of non-accrual portfolio loans at December 31, 2009.

Deposits

Total deposits were $7.1 billion at September 30, 2010, a decrease of $397.3 million, or 5.3%, from $7.5 billion at December 31, 2009, primarily due to a $406.0 million, or 47.6%, decrease in brokered deposits. The following table displays the deposit mix as of the dates indicated:

	September 30, 2010	% of Total	December 31, 2009	% of Total
	(Dollars in thousands)
Deposits
Non-interest-bearing demand	$928,970	13.1%	$864,551	11.5%
NOW	409,109	5.7	337,304	4.5
Money market	974,572	13.7	943,164	12.6
Savings	375,640	5.3	347,724	4.6
Time deposits under $100,000	1,150,633	16.2	1,529,954	20.4
Time deposits of $100,000 or more	3,268,831	46.0	3,482,343	46.4

Total deposits	$7,107,755	100.0%	$7,505,040	100.0%

Borrowings

Borrowings include Federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and other borrowings from financial institutions.

Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 4.17% at September 30, 2010, compared to $1.6 billion with a weighted average rate of 4.19% at December 31, 2009. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 100 basis points to three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million have initial fixed rates ranging from 1.00% and 3.50% with initial fixed rate terms ranging from six months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. At September 30, 2010, there was one short-term security sold under an agreement to repurchase of $16.0 million at the rate of 1.00% which matured on October 1, 2010. The table below provides summary data for long-term securities sold under agreements to repurchase as of September 30, 2010:

Securities Sold Under Agreements to Repurchase
(Dollars in millions)	Fixed-to-floating				Floating-to-fixed				Total
Callable	All callable at September 30, 2010				All callable at September 30, 2010
Rate type	Float Rate				Fixed Rate
Rate index	8% minus 3 month LIBOR

Maximum rate	3.75%	3.50%	3.50%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	5	4	1	2	1	10	4	30
Amount	$150.0	$250.0	$200.0	$50.0	$100.0	$50.0	$550.0	$200.0	$1,550.0
Weighted average rate	3.75%	3.50%	3.50%	3.25%	4.77%	4.83%	4.54%	5.00%	4.20%
Final maturity	2014	2014	2015	2015	2011	2012	2014	2017

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.9 billion as of September 30, 2010, and $1.8 billion as of December 31, 2009.

Total advances from the FHLB decreased $65.0 million to $864.4 million at September 30, 2010, from $929.4 million at December 31, 2009. During the first quarter of 2010, the Company prepaid a $65.0 million advance from the FHLB and incurred a prepayment penalty of $909,000. Non-puttable advances totaled $164.4 million with a weighted rate of 5.27% and puttable advances totaled $700.0 million with a weighted average rate of 4.42% at September 30, 2010. The FHLB has the right to terminate the puttable transaction at par at each three-month anniversary after the first puttable date. As of September 30, 2010, all puttable FHLB advances were puttable, but the FHLB had not exercised its right to terminate any of the puttable transactions. At September 30, 2010, the Company had unused borrowing capacity from the FHLB of $459.3 million and expects to be able to access this source of funding, if required, in the near term.

In addition to the prepayment of $65.0 million in the first quarter of 2010, between October 5, 2010, and November 4, 2010, the Company prepaid $264.4 million in advances from the FHLB and incurred additional prepayment penalties of $10.7 million.

Long-term Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt has a maturity term of 10 years, is unsecured and bears interest at a rate of three- month LIBOR plus 110 basis points, payable on a quarterly basis. At September 30, 2010, the per annum interest rate on the subordinated debt was 1.39% compared to 1.35% at December 31, 2009. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (“Capital Securities”). These trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp (“Junior Subordinated Notes”). These five special purpose trusts are considered variable interest entities under FIN 46R. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company. At September 30, 2010, Junior Subordinated Notes totaled $121.1 million with a weighted average interest rate of 2.45% compared to $121.1 million with a weighted average interest rate of 2.41% at December 31, 2009. The Junior Subordinated Notes have a stated maturity term of 30 years and are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of September 30, 2010. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$4,165,281	$253,955	$227	$—	$4,419,463
Securities sold under agreements to repurchase (1)	116,000	50,000	1,200,000	200,000	1,566,000
Advances from the Federal Home Loan Bank (2)	164,362	700,000	—	—	864,362
Other borrowings	1,313	7,038	—	19,150	27,501
Long-term debt	—	—	—	171,136	171,136
Operating leases	5,674	8,862	4,589	942	20,067

Total contractual obligations and other commitments	$4,452,630	$1,019,855	$1,204,816	$391,228	$7,068,529

(1)	These repurchase agreements have a final maturity of 5-year, 7-year and 10-year from origination date but are callable on a quarterly basis after six months, one year, or 18 months for the 7-year term and one year for the 5-year and 10-year term.
(2)	FHLB advances of $700.0 million that mature in 2012 have a puttable option. As of September 30, 2010, all puttable FHLB advances were puttable on a quarterly basis.

Capital Resources

Total equity was $1.4 billion at September 30, 2010, an increase of $134.1 million, or 10.2%, from $1.3 billion at December 31, 2009. The following table summarizes the activity in total equity:

(In thousands)	Nine months ended September 30, 2010
Net loss	$(6,094)
Proceeds from issuance of common stock	124,922
Proceeds from shares issued to the Dividend Reinvestment Plan	230
Tax short-fall from stock-based compensation expense	(362)
Share-based compensation	2,691
Other comprehensive income	25,193
Preferred stock dividends and discount accretion	(10,127)
Cash dividends paid to common stockholders	(2,355)

Net increase in total equity	$134,098

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

The Bancorp established five special purpose trusts for the purpose of issuing trust preferred securities to outside investors (“Capital Securities”). These trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp (“Junior Subordinated Notes”). The Junior Subordinated Notes of $121.1 million as of September 30, 2010, were included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of September 30, 2010. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 6.0%, total risk-based ratio equal to or greater than 10.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Bancorp’s and the Bank’s capital and leverage ratios as of September 30, 2010, and December 31, 2009:

	Cathay General Bancorp				Cathay Bank
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Tier 1 capital (to risk-weighted assets)	$1,191,822	14.95	$1,101,050	13.55	$1,149,396	14.43	$1,066,570	13.15
Tier 1 capital minimum requirement	318,831	4.00	324,937	4.00	318,719	4.00	324,502	4.00

Excess	$872,991	10.95	$776,113	9.55	$830,677	10.43	$742,068	9.15

Total capital (to risk-weighted assets)	$1,343,028	16.85	$1,253,701	15.43	$1,300,989	16.33	$1,219,405	15.03
Total capital minimum requirement	637,662	8.00	649,874	8.00	637,437	8.00	649,003	8.00

Excess	$705,366	8.85	$603,827	7.43	$663,552	8.33	$570,402	7.03

Tier 1 capital (to average assets) – Leverage ratio	$1,191,822	10.93	$1,101,050	9.64	$1,149,396	10.55	$1,066,570	9.35
Minimum leverage requirement	436,189	4.00	457,059	4.00	435,930	4.00	456,470	4.00

Excess	$755,633	6.93	$643,991	5.64	$713,466	6.55	$610,100	5.35

Risk-weighted assets	$7,970,775		$8,123,420		$7,967,963		$8,112,538
Total average assets (1)	$10,904,727		$11,426,468		$10,898,262		$11,411,750

(1)	The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our board of directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. Commencing with the second quarter of 2009, our board of directors reduced our common stock dividend to $.08 per share. In the third quarter of 2009, our board of directors further reduced our dividend to $.01 per share. The amount of future dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by our board of directors. As discussed in the “Regulatory Matters” section below, we are to consult with our regulators before paying any dividends, and, in any event, we would not expect to pay dividends of more than $.01 per share before we return to profitability on a sustained basis. There can be no assurance that our regulators will not object to the payment of such dividends. Substantially all of the revenues of the Company available for payment of dividends derive from amounts paid to it by the Bank. The terms of the Bank Subordinated Securities limit the ability of the Bank to pay dividends to us if the Bank is not current in paying interest on the Bank Subordinated Securities or another event of default has occurred. In our three-year capital and strategic plan submitted to our regulators, we indicated that Bank was not expected to pay dividends to us through 2011. The terms of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, and Junior Subordinated Notes also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends on our Series B Preferred Stock or in our payment of interest on our Junior Subordinated Notes, we may not pay dividends on our common stock.

The Company declared a cash dividend of one cent per share for distribution on March 10, 2010, on 78,506,305 shares outstanding, on June 10, 2010, on 78,512,748 shares outstanding, and on September 10, 2010, on 78,520,551 shares outstanding. Total cash dividends paid for the nine months ended September 30, 2010, was $2.4 million.

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

As of September 30, 2010, we had entered into five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years. These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities. At September 30, 2010, the Company paid a fixed rate at a weighted average of 1.95% and received a floating 3-month LIBOR rate at a weighted average of 0.31% on these agreements. The net amount accrued on these interest rate swaps of $3.6 million for the first nine months of 2010 was recorded as a reduction to other non-interest income. At September 30, 2010, the Company recorded $7.8 million within other liabilities to recognize the negative fair value of these interest rate swaps.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At September 30, 2010, the notional amount of option contracts totaled $32.2 million with a net positive fair value of $181,000. Spot and forward contracts in the total notional amount of $108.4 million had positive fair value of $5.7 million, at September 30, 2010. Spot and forward contracts in the total notional amount of $41.5 million had a negative fair value of $1.4 million, at September 30, 2010. At December 31, 2009, the notional amount of option contracts totaled $4.7 million with a net positive fair value of $18,000. Spot and forward contracts in the total notional amount of $60.7 million had positive fair value of $3.6 million, at December 31, 2009. Spot and forward contracts in the total notional amount of $60.8 million had a negative fair value of $967,000, at December 31, 2009.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”). At September 30, 2010, our liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 23.2% compared to 25.4% at December 31, 2009. At September 30, 2010, our short-term investments and interest bearing deposits total $248.6 million.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of September 30, 2010, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.3 billion and an unused borrowing capacity of $459.3 million. The Bank expects to be able to access this source of funding, if required, in the near term. The total credit outstanding with the FHLB of San Francisco at September 30, 2010, was $864.4 million. These borrowings are secured by loans and securities. The Bank has pledged a portion of its commercial and real estate loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. At September 30, 2010, the borrowing capacity under the Borrower-in-Custody program was $298.6 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. At September 30, 2010, investment securities at fair value and trading securities totaled $3.38 billion, with $1.95 billion pledged as collateral for borrowings and other commitments. The remaining $1.43 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 94% of the Company’s time deposits mature within one year or less as of September 30, 2010. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank and proceeds from the issuance of securities, including proceeds from the issuance of its common stock pursuant to its Dividend Reinvestment Plan and the exercise of stock options. In light of the uncertain economic times and the regulatory considerations described below, the Bank did not pay a dividend to the Bancorp in 2009 and is not expected to pay a dividend to the Bancorp in 2010. The business activities of the Bancorp consist primarily of the operation of the Bank and limited activities in other investments. Management believes the Bancorp’s cash on hand on September 30, 2010, of $40.7 million is sufficient to meet its operational needs for the next twelve months.

Regulatory Matters

On December 17, 2009, the Bancorp entered into a memorandum of understanding with the Federal Reserve Bank of San Francisco (FRB SF) under which we agreed that we will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. We do not believe that this agreement regarding dividends from the Bank will have a material adverse effect on our operations. We had retained a portion of the proceeds from our common stock offerings to be used, for among other things, payments of future dividends on our common and preferred stock and payments on trust preferred securities. At September 30, 2010, our cash on hand totaled $40.7 million which is sufficient to cover future dividends on our common stock at the current quarterly rate of $.01 per share, on our preferred stock, and payments on our trust preferred securities, subject to FRB SF approval, for at least two years.

Under the memorandum, we also agreed to submit to the FRB SF for review and approval a plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank, a dividend policy for the Bancorp, a plan to improve management of our liquidity position and funds management practices, and a liquidity policy and contingency funding plan for the Bancorp. As part of our compliance with the memorandum, on January 22, 2010, we submitted to the FRB SF a Three-Year Capital and Strategic Plan that updates a previously submitted plan and establishes, among other things, targets for our Tier 1 risk-based capital ratio, total risk-based capital ratio, Tier 1 leverage capital ratio, and tangible common risk-based ratio, each of which, where applicable, are above the minimum requirements for a well-capitalized institution. There have been no material changes to the Three-Year Capital and Strategic Plan and, at September 30, 2010, we are in compliance with its target ratios. In addition, we agreed to notify the FRB SF prior to effecting certain changes to our senior executive officers and board of directors and we are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments. We also agreed in the memorandum that we will not, without the prior written approval of the FRB SF, directly or indirectly, (i) incur, renew, increase or guaranty any debt, (ii) issue any trust preferred securities, or (iii) purchase, redeem, or otherwise acquire any of our stock. The target, actual, and any excess or deficiency capital levels of the Three-Year Capital and Strategic Plan submitted to the FRB SF are as follows as of September 30, 2010:

	Tier 1 risk-based capital ratio	Total risk-based capital ratio	Tier 1 leverage capital ratio	Tangible common risk-based ratio *
Actual	14.95%	16.85%	10.93%	10.23%
Target Levels	11.50%	13.50%	9.50%	5.00%
Excess/(Deficiency)	3.45%	3.35%	1.43%	5.23%

*	Tier 1 risk-based capital excluding preferred stock, trust preferred stock and REIT preferred stock divided by total risk-weighted assets.

On March 1, 2010, the Bank entered into a memorandum of understanding with the Department of Financial Institutions (DFI) and the FDIC pursuant to which we are required to develop and implement, within specified time periods, plans satisfactory to the DFI and the FDIC to reduce commercial real estate concentrations, to enhance and to improve the quality of our stress testing of the Bank’s loan portfolio, and to revise our loan policy in connection therewith; to develop and adopt a strategic plan addressing improved profitability and capital ratios and to reduce the Bank’s overall risk profile; to develop and adopt a capital plan; to develop and implement a plan to improve asset quality, including the methodology for calculating the loss reserve allocation and evaluating its adequacy; and to develop and implement a plan to reduce dependence on wholesale funding. In addition, we are required to report our progress to the DFI and FDIC on a quarterly basis. As part of our compliance with the Bank memorandum, on April 30, 2010, we submitted to the DFI and the FDIC a Three-Year Capital Plan that updated the Three-Year Capital and Strategic Plan previously submitted to the FRB SF on January 22, 2010 and established, among other things, targets for our Tier 1 risk-based capital ratio and total risk-based capital ratio, each of which are above the minimum requirements for a well-capitalized institution and effective June 30, 2010, a target Tier 1 to total tangible assets ratio. At September 30, 2010, we are in compliance with the applicable target ratios. The target, actual, and any excess or deficiency capital levels of the Three-Year Capital Plan submitted to the DFI and FDIC are as follows as of September 30, 2010:

	Tier 1 risk-based capital ratio	Total risk-based capital ratio	Tier 1 Capital to total tangible assets ratio
Actual	14.43%	16.33%	10.54%
Target Levels	11.50%	13.50%	9.50%
Excess/(Deficiency)	2.93%	2.83%	1.04%

Under the memorandum of understanding with the DFI and the FDIC, we are also subject to a restriction on dividends from the Bank to the Bancorp, a requirement to maintain adequate allowance for loan and lease losses, and restrictions on any new branches and business lines without prior approval. We are currently required to notify the FDIC prior to effecting certain changes to our senior executive officers and board of directors and are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments; we are required to retain management and directors acceptable to the DFI and the FDIC. Following discussions with regulators, the Board established a Compliance Committee to, among other things, review the Company’s management and governance and consider making recommendations for improvement.

The Bancorp and the Bank believe that they have taken appropriate steps to comply with the terms of their respective memorandums of understanding and we believe we are in compliance with the memorandums except that the Bancorp will make certain process improvements to its Three-Year Capital and Strategic Plan based on input from the FRB SF. In particular, on January 21, 2010 the Board of Directors of the Company appointed the Compliance Committee to review the Company’s management and governance and consider making recommendations for improvement and, on February 18, 2010, authorized the Company’s Audit Committee to oversee compliance with the two memorandums. On February 1, 2010, we raised $125.2 million in new capital through a public offering of common stock. We do not believe that the memorandums or our compliance activities will have a material adverse effect on our operations or financial condition, including liquidity. If we fail to comply with the terms of the memorandums, that failure could lead to additional enforcement action by regulators that could have a material adverse effect on our operations or financial condition.

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

We have established a tolerance level in our policy to define and limit net interest income volatility to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. The Company’s simulation model also projects the net economic value of our portfolio of assets and liabilities. We have established a tolerance level in our policy to value the net economic value of our portfolio of assets and liabilities to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points.

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of September 30, 2010:

	Net Interest Income Volatility (1)	Market Value of Equity Volatility (2)
Change in Interest Rate (Basis Points)	September 30, 2010	September 30, 2010
+200	9.0	8.6
+100	4.4	5.0
-100	-3.0	0.5
-200	-10.1	3.2

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2010 - July 31, 2010)	0	$0	0	622,500
Month #2 (August 1, 2010 - August 31, 2010)	0	$0	0	622,500
Month #3 (September 1, 2010 - September 30, 2010)	0	$0	0	622,500
Total	0	$0	0	622,500

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	(REMOVED AND RESERVED.)

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(i)	Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iii)	Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(iv)	Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp
(Registrant)

Date: November 8, 2010	By:	/s/ Dunson K. Cheng
Dunson K. Cheng
Chairman, President, and Chief Executive Officer

Date: November 8, 2010	By:	/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and Chief Financial Officer