Form 10-K
period 2010-12-31
CATHAY GENERAL BANCORP
filed 2011-02-28
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2010) was $753,400,225. This value is estimated solely for the purposes of this cover page. The market value of shares held by Registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded because they may be considered to be affiliates of the Registrant.

As of February 15, 2011, there were 78,618,984 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

•

Portions of Registrant’s definitive proxy statement relating to Registrant’s 2011 Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2010, are incorporated by reference into Part III.

CATHAY GENERAL BANCORP

2010 ANNUAL REPORT ON FORM 10-K

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

•	the short term and long term impact of the Basel II and the proposed Basel III capital standards of the Basel Committee;

•	our ability to retain key personnel;

•	successful management of reputational risk;

•	natural disasters and geopolitical events;

•	general economic or business conditions in California, Asia and other regions where the Bank has operations;

•	restrictions on compensation paid to our executives as a result of our participation in the TARP Capital Purchase Program;

•	our ability to adapt our information technology systems; and

•	changes in accounting standards or tax laws and regulations.

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

Business of the Bank

General

Cathay Bank was incorporated under the laws of the State of California on August 22, 1961, was licensed by the California Department of Financial Institutions (previously known as the California State Banking Department) (“DFI”), and commenced operations as a California state-chartered bank on April 19, 1962. Cathay Bank is an insured bank under the Federal Deposit Insurance Act by the FDIC, but it is not a member of the Federal Reserve System.

The Bank’s head office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. In addition, as of December 31, 2010, the Bank had branch offices in Southern California (20 branches), Northern California (11 branches), New York (eight branches), Massachusetts (one branch), Texas (two branches), Washington (three branches), Illinois (three branch locations and one drive-through location), New Jersey (one branch), and Hong Kong (one branch) and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the FDIC. Each branch has loan approval rights subject to the branch manager’s authorized lending limits. Current activities of the Shanghai and Taipei representative offices are limited to coordinating the transportation of documents to the Bank’s head office and performing liaison services.

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

The Bank primarily services individuals, professionals, and small to medium-sized businesses in the local markets in which its branches are located and provides commercial mortgage loans, commercial loans, Small Business Administration (“SBA”) loans, residential mortgage loans, real estate construction loans, equity lines of credit, and installment loans to individuals for automobile, household, and other consumer expenditures.

Through Cathay Wealth Management, the Bank provides its customers the ability to trade stocks online and to purchase mutual funds, annuities, equities, bonds, and short-term money market instruments. All securities and insurance products provided by Cathay Wealth Management are offered by, and all Financial Consultants are registered with, PrimeVest Financial Services, a registered securities broker/dealer and licensed insurance agency and member of the FINRA and SIPC. PrimeVest Financial Services and Cathay Bank are independent entities. These products are not insured by the FDIC.

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

SBA Loans. The Bank originates U.S. Small Business Administration (“SBA”) loans under the national “preferred lender” status. Preferred lender status is granted to a lender which has made a certain number of SBA loans and which, in the opinion of the SBA, has staff qualified and experienced in small business loans. As a preferred lender, the Bank’s SBA Lending Group has the authority to issue, on behalf of the SBA, the SBA guaranty on loans under the 7(a) program which may result in shortening the time it takes to process a loan. In addition, under this program, the SBA delegates loan underwriting, closing, and most servicing and liquidation authority and responsibility to selected lenders.

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

Residential Mortgage Loans. The Bank originates single-family-residential mortgage loans. The single-family-residential mortgage loans are comprised of conforming, nonconforming, and jumbo residential mortgage loans, and are secured by first or subordinate liens on single (one-to-four) family residential properties. The Bank’s products include a fixed-rate residential mortgage loan and an adjustable-rate residential mortgage loan. Mortgage loans are underwritten in accordance with the Bank’s and regulatory guidelines, on the basis of the borrower’s financial capabilities, independent appraisal of value of the property, historical loan quality, and other relevant factors. As of December 31, 2010, approximately 66% of the Bank’s residential mortgages were for properties located in California.

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

Home Equity Lines of Credit. The Bank offers variable-rate home equity lines of credit that are secured by the borrower’s home. The pricing on the variable-rate home equity line of credit is generally at a rate tied to the prime rate, as quoted in The Wall Street Journal, or the Bank’s reference rate. Borrowers may use this line of credit for home improvement financing, debt consolidation and other personal uses.

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

Deposits

The Bank offers a variety of deposit products in order to meet its customers’ needs. As of December 31, 2010, the Bank offered passbook accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, college certificates of deposit, and public funds deposits. These products are priced in order to promote growth of deposits.

The Bank’s deposits are generally obtained from residents within its geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. From time to time, the Bank may offer special deposit promotions. Information concerning types of deposit accounts, average deposits and rates, and maturity of time deposits of $100,000 or more is included in this Annual Report on Form 10-K at Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 9 to the Consolidated Financial Statements.

Borrowings

Borrowings from time to time include securities sold under agreements to repurchase, the purchase of federal funds, funds obtained as advances from the FHLB, borrowing from other financial institutions, subordinated debt, and Junior Subordinated Notes. Information concerning the types, amounts, and maturity of borrowings is included in Note 10 and Note 11 to the Consolidated Financial Statements.

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

Subsidiaries of Cathay Bank

Cathay Real Estate Investment Trust (“CB REIT”) is a real estate investment trust subsidiary of the Bank that was formed in January 2003 to provide the Bank with flexibility in raising capital. During 2003, the Bank contributed $1.13 billion in loans and securities to CB REIT in exchange for 100% of the common stock of CB REIT. CB REIT sold $4.4 million in 2003 and $4.2 million in 2004 of its 7.0% Series A Non-Cumulative preferred stock to accredited investors. During 2005, CB REIT repurchased $131,000 of its preferred stock. At December 31, 2010, total assets of CB REIT were consolidated with the Company and totaled approximately $1.47 billion.

GBC Real Estate Investments, Inc. is a wholly-owned subsidiary of the Bank. The purpose of this subsidiary is to engage in real estate investment activities. To date, there have been no transactions involving this subsidiary.

GB Capital Trust II (“GB REIT”) was incorporated in November 2001 to provide General Bank with flexibility in raising capital. As a result of our merger with GBC Bancorp in 2003, the Bank owns 100% of the voting common trust units issued by the GB REIT. The Bank dissolved GB REIT on October 22, 2010 as the function of raising capital thru GB REIT is no longer needed.

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

Cathay Holdings LLC (“CHLLC”) was incorporated in December 2007, Cathay Holdings 2 LLC (“CHLLC2”) was incorporated in January 2008, and Cathay Holdings 3 LLC (“CHLLC3”) was incorporated in December 2008. They are wholly-owned subsidiaries of the Bank. The purpose of these subsidiaries is to hold other real estate owned in the state of Texas that was transferred from the Bank. As of December 31, 2010, CHLLC owned one property with a carrying value of $3.5 million. CHLLC2 and CHLLC3 do not own property at December 31, 2010.

Competition

We face substantial competition for deposits, loans and other banking services, as well as acquisitions, throughout our market area from the major banks and financial institutions that dominate the commercial banking industry. This may cause our cost of funds to exceed that of our competitors. These banks and financial institutions have greater resources than we do, including the ability to finance advertising campaigns and allocate their investment assets to regions of higher yield and demand and make acquisitions. By virtue of their larger capital bases, they have substantially greater lending limits than we do and perform certain functions, including trust services, which are not presently offered by us. We also compete for loans and deposits, as well as other banking services, with savings and loan associations, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies and other financial and non-financial institutions and entities. The recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies have increased the level of competition among financial services companies and may adversely affect our ability to market our products and services.

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

In California, one larger Chinese-American bank competes for loans and deposits with the Bank and at least two super-regional banks compete with the Bank for deposits. In addition, there are many other Chinese-American banks in both Southern and Northern California. Banks from the Pacific Rim countries, such as Taiwan, Hong Kong, and China also continue to open branches in the Los Angeles area, thus increasing competition in the Bank’s primary markets. See discussion below in Part I — Item 1A — “Risk Factors.”

Employees

As of December 31, 2010, the Bank and its subsidiaries employed approximately 1,010 persons, including 385 banking officers. None of the employees are represented by a union. We believe that our employer-employee relations are good.

Available Information

We invite you to visit our website at www.cathaygeneralbancorp.com, to access free of charge the Bancorp’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (the “SEC”). In addition, you can write to us to obtain a free copy of any of those reports at Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attn: Investor Relations. These reports are also available through the SEC’s Public Reference Room, located at 100 F Street NE, Washington, DC 20549 and online at the SEC’s website, located at www.sec.gov. Investors can obtain information about the operation of the SEC’s Public Reference Room by calling 800-SEC-0300.

Regulation and Supervision

General

The Bancorp and the Bank are subject to significant regulation and restrictions by federal and state laws and regulatory agencies. This regulation is intended primarily for the protection of depositors and the deposit insurance fund, and secondarily for the stability of the U.S. banking system. It is not intended for the benefit of stockholders of financial institutions. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. From time to time, federal and state legislation is enacted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.

In response to the economic downturn and financial industry instability in recent years, legislative and regulatory initiatives have been, and will likely continue to be, introduced and implemented, which could substantially intensify the regulation of the financial services industry. We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. Such developments may further alter the structure, regulation, and competitive relationship among financial institutions, and may subject us to increased regulation, disclosure, and reporting requirements. Moreover, Bank regulatory agencies have been very aggressive in the current economic environment in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

Recent Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The landmark Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation (the “Dodd-Frank Act”), which was enacted on July 21, 2010, significantly revised and expanded the rulemaking, supervisory and enforcement authority of federal bank regulators. Many of the regulations that have been promulgated and are to be promulgated under the Dodd-Frank Act will impact our operations and costs. The Dodd-Frank Act followed other legislative and regulatory initiatives in 2008 and 2009 in response to the economic downturn and financial industry instability. The Dodd-Frank Act impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. It includes the following:

•	the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation;

•	expanded FDIC authority to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions;

•

the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;

•	the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

•	enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks;

•	the termination of investments by the U.S. Treasury under Troubled Asset Relief Program (“TARP”);

•	the elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions;

•

a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 and an extension of federal deposit coverage until January 1, 2013, for the full net amount held by depositors in non-interesting bearing transaction accounts;

•	authorization for financial institutions to pay interest on business checking accounts;

•

changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution’s deposit base, but instead, will be its average consolidated total assets less its average tangible equity;

•	the elimination of remaining barriers to de novo interstate branching by banks;

•

expanded restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions;

•	the transfer of oversight of federally chartered thrift institutions to the Office of the Comptroller of the Currency and the elimination of the Office of Thrift Supervision;

•

provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including (i) stockholder advisory votes on executive compensation, (ii) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria, (iii) enhanced independence requirements for compensation committee members, and (iv) giving the SEC authority to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement; and

•	the creation of a Bureau of Consumer Financial Protection, which is authorized to promulgate and enforce consumer protection regulations relating to bank and non-bank financial products.

We cannot predict the extent to which the interpretations and implementation of this wide-ranging federal legislation by regulations and in supervisory policies and practices may affect us. Many of the requirements of the Dodd-Frank Act will be implemented over time and most will be subject to regulations implemented over the course of several years. There can be no assurance that these or future reforms arising out of studies and reports required by the Dodd-Frank Act will not significantly increase our compliance or other operating costs or otherwise have a significant impact on our business, financial condition and results of operations. The Dodd-Frank Act will likely result in more stringent capital, liquidity and leverage requirements on us or otherwise adversely affect our business. As a result of the changes required by the Dodd-Frank Act, the profitability of our business activities may be impacted and we may be required to make changes to certain of our business practices. These changes may also require us to devote significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

EESA and ARRA

Through its authority under the Emergency Economic Stabilization Act of 2008 (“EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), the U.S. Treasury (“Treasury”) implemented the TARP Capital Purchase Program (the “TARP CPP”), which was designed to bolster eligible healthy institutions by injecting capital into these institutions. We participated in the TARP CPP so that we could continue to lend and support our current and prospective clients. Under the terms of our participation, we received $258 million in exchange for the issuance of preferred stock and a warrant to purchase common stock and thereby became subject to various requirements, including certain restrictions on paying dividends on our common stock and repurchasing our equity securities, unless the Treasury has consented.

In order to participate in the TARP CPP, financial institutions were required to adopt certain standards for executive compensation and corporate governance. These standards generally apply to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (i) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (ii) requiring clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains, or other criteria that are later proven to be materially inaccurate; (iii) a prohibition on making golden parachute payments to senior executives; and (iv) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

ARRA included a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. ARRA imposes certain new, more stringent executive compensation and corporate expenditure limits on all current and future TARP recipients until the U.S. Treasury is repaid.

The executive compensation standards under ARRA include, but are not limited to, (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP CCP period up to one-third of an employee’s total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards, and other compensation previously provided by TARP CCP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP CCP or otherwise contrary to the public interest, (vi) establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual stockholder meetings of a non-binding “Say on Pay” stockholder vote on the compensation of executives.

We have complied with the compensation provisions of TARP CPP and ARRA and have certified as to such compliance in the exhibits attached to this report pursuant to Section 111(b) of the EESA. We do not plan to repay the $258 million TARP CCP funds in the immediate future.

International Capital and Liquidity Initiatives

The International Basel Committee on Banking Supervision (the “Basel Committee”) is a committee of central banks and bank supervisors and regulators from the major industrialized countries. The Basel Committee develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In December 2009, the Basel Committee released two consultative documents proposing significant changes to bank capital, leverage and liquidity requirements in response to the economic downturn to enhance the Basel II framework which had not yet been fully implemented internationally and even less so in the United States. The Group of Twenty Finance Ministers and Central Bank Governors (commonly referred to as the G-20), including the United States, endorsed the reform package, referred to as Basel III, and proposed phase in timelines in November 2010. Basel III provides for increases in the minimum Tier 1 common equity ratio and the minimum requirement for the Tier 1 capital ratio. Basel III additionally includes a “capital conservation buffer” on top of the minimum requirement designed to absorb losses in periods of financial and economic distress; and an additional required countercyclical buffer percentage to be implemented according to a particular nation’s circumstances. These capital requirements are further supplemented under Basel III by a non-risk-based leverage ratio. Basel III also reaffirms the Basel Committee’s intention to introduce higher capital requirements on securitization and trading activities at the end of 2011.

Bank Holding Company Regulation

The Bancorp is a bank holding company within the meaning of the Bank Holding Company Act (“BHCA”) and is registered as such with the Federal Reserve Board (“Federal Reserve”). It is also subject to supervision and examination by the Federal Reserve and its authority to:

•	Require periodic reports and such additional information as the Federal Reserve may require;

•	Require bank holding companies to maintain increased levels of capital (See “Capital Adequacy Requirements” below);

•	Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank;

•	Restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks;

•

Terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness, or stability of any bank subsidiary;

•	Require the prior approval of senior executive officer or director changes;

•

Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities in certain situations; and

•

Approve acquisitions and mergers with banks and consider certain competitive, management, financial, or other factors in granting these approvals in addition to similar California or other state banking agency approvals which may be required.

The Federal Reserve’s view is that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve regulations, or both. The source-of-strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” See “Prompt Corrective Action Provisions” below.

Restrictions on Activities

Subject to prior notice or Federal Reserve approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. Pursuant to GLBA and the Dodd-Frank Act, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. The Bancorp has not elected financial holding company status and has not engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

The Bancorp is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Bancorp and any of its subsidiaries are subject to examination by, and may be required to file reports with, the DFI.

Securities Exchange Act of 1934

The Bancorp’s common stock is publicly held and listed on the NASDAQ Global Select Market, and the Bancorp is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934 and the regulations of the SEC promulgated thereunder as well as listing requirements of The NASDAQ Stock Market (“NASDAQ”). The Dodd-Frank Act includes the following provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including the Bancorp: (1) stockholder advisory votes on executive compensation, (2) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria similar to the requirements of the ARRA for TARP CPP recipients, (3) enhanced independence requirements for compensation committee members, and (4) SEC authority to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement.

Sarbanes-Oxley Act

The Bancorp is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including executive certification of financial presentations, requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting.

Bank Regulation

As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DFI and by the FDIC, as the Bank’s primary federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve. Specific federal and state laws and regulations which are applicable to banks regulate the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including Federal Reserve Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders,” including officers directors and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties.

Pursuant to the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or subsidiaries of bank holding companies. Further, pursuant to GLBA, California banks may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. The Bank currently has no financial subsidiaries.

Enforcement Authority

The Bank operates branches and/or loan production offices in California, New York, Illinois, Massachusetts, Texas, Washington and New Jersey. While the DFI remains the Bank’s primary state regulator, the Bank’s operations in these jurisdictions are subject to examination and supervision by local bank regulators, and transactions with customers in those jurisdictions are subject to local laws, including consumer protection laws. The Bank also operates a branch in Hong Kong and a representative office in Taipei and in Shanghai. The operations of these offices (and limits on the scope of their activities) and the Hong Kong branch are subject to local law and regulatory authorities in those jurisdictions in addition to regulation and supervision by the DFI and the Federal Reserve.

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate exposure; (v) asset growth and asset quality; and (vi) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DFI or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the FDIC, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

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

•

Enter into or issue informal or formal enforcement actions, including required Board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

•	Require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and

•	Take possession of and close and liquidate the Bank or appoint the FDIC as receiver.

On December 17, 2009, the Company entered into a memorandum of understanding with the Federal Reserve Bank of San Francisco (the “FRB SF”) under which we agreed that we will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. Under the memorandum, we agreed to submit to the FRB SF for review and approval a plan to maintain sufficient capital at the Bancorp on a consolidated basis and at the Bank, a dividend policy for the Bancorp, a plan to improve management of our liquidity position and funds management practices, and a liquidity policy and contingency funding plan for the Bancorp. In addition, we agreed to notify the FRB SF prior to effecting certain changes to our senior executive officers and board of directors and we are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments. We also agreed in the memorandum that we will not, without the prior written approval of the FRB SF, directly or indirectly, (i) incur, renew, increase or guaranty any debt, (ii) issue any additional trust preferred securities, or (iii) purchase, redeem, or otherwise acquire any stock.

As part of our compliance with the memorandum, on January 22, 2010, we submitted to the FRB SF a Three-Year Capital and Strategic Plan that updates a previously submitted plan and establishes targets for our Tier 1 risk-based capital ratio, total risk-based capital ratio, Tier 1 leverage capital ratio and tangible common risk-based ratio, each of which, where applicable, are above the minimum requirements for a well-capitalized institution.

On March 1, 2010, the Bank entered into a memorandum of understanding with the DFI and the FDIC pursuant to which the Bank is required to develop and implement, within specified time periods, plans satisfactory to the DFI and the FDIC to reduce commercial real estate concentrations, to enhance and to improve the quality of the stress testing of the Bank’s loan portfolio, and to revise the Bank’s loan policy in connection therewith; to develop and adopt a strategic plan addressing improved profitability and capital ratios and to reduce the Bank’s overall risk profile; to develop and adopt a capital plan; to develop and implement a plan to improve asset quality, including the methodology for calculating the loss reserve allocation and evaluating its adequacy; and to develop and implement a plan to reduce dependence on wholesale funding. In addition, the Bank is required to report progress to the DFI and FDIC on a quarterly basis. The Bank is also subject to a restriction on dividends from the Bank to the Bancorp and is required to maintain adequate allowance for loan and lease losses and is subject to restrictions on any new branches and business lines without prior approval. The Bank is required to notify the FDIC and the DFI prior to effecting certain changes to our senior executive officers and board of directors, is limited and/or prohibited, in certain circumstances, in its ability to enter into contracts to pay and to make golden parachute severance and indemnification payments; and is required to retain management and directors acceptable to the DFI and the FDIC. The Bank’s Board established a Compliance Committee to review the Company’s management and governance and make recommendations to the Board.

There can be no assurance that either Bancorp or Bank will not become subject to further supervisory action or regulatory proceedings.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased to $250,000 and all non-interest-bearing transaction accounts are insured through December 31, 2012. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Due to the greatly increased rate of bank failures experienced in the current period of financial stress, as well as the extraordinary programs in which the FDIC has been involved to support the banking industry generally, the DIF was substantially depleted and the FDIC has incurred substantially increased operating costs. On November 12, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.

The Dodd-Frank Act also changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base alone, and requires the FDIC to increase the DIF’s reserves against future losses. This will necessitate increased deposit insurance premiums that are to be borne primarily by institutions with assets of greater than $10 billion. As required by the Dodd-Frank Act, on October 19, 2010, the FDIC further addressed plans to bolster the DIF by increasing the required reserve ratio for the industry to 1.35% (ratio of reserves to insured deposits) by September 30, 2020. Current assessment rates will remain in effect until such time as the industry’s reserve ratio reaches 1.15%, which the FDIC estimates will occur at the end of 2018. The FDIC also proposed to raise its industry target ratio of reserves to insured deposits to 2%, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met until 2027.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse affect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (““FICO”“), an agency of the federal government established to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017. The FICO assessment rates, which are determined quarterly, were 0.01060% of insured deposits for the first quarter of fiscal 2010 and 0.01040% of insured deposits for each of the last three quarters of fiscal 2010.

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

Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Increased capital requirements are expected as a result of expanded authority set forth in the Dodd-Frank Act and international supervisory developments. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. At December 31, 2010, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions. See “Capital Resources—Capital Adequacy” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of this Annual Report on Form 10-K.

The federal banking agencies have adopted risk-based capital guidelines for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit, and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards.

Qualifying capital is classified depending on the type of capital:

•

“Tier I capital” currently includes common equity and trust preferred securities, subject to certain criteria and quantitative limits. The capital received from the Series B Preferred Stock offering also qualifies as Tier I capital. Under the Dodd-Frank Act, depository institution holding companies with more than $15 billion in total consolidated assets as of December 31, 2009, will no longer be able to include trust preferred securities as Tier 1 regulatory capital as of the end of a phase-out period in 2016, and will be obligated to replace any outstanding trust preferred securities issued prior to May 19, 2010, with qualifying Tier 1 regulatory capital during the phase-out period.

•

“Tier II capital” includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for loan and lease losses, and a limited amount of unrealized holding gains on equity securities. Following the phase-out period under the Dodd-Frank Act, trust preferred securities will be treated as Tier II capital.

•	“Tier III capital” consists of qualifying unsecured debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

Under the capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio, and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio of at least ten percent, a Tier 1 risk-based capital ratio of at least at six percent, and a Tier 1 leverage ratio of at least five percent. There is currently no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. At December 31, 2010, the respective capital ratios of the Bancorp and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized”. As of December 31, 2010, the Bank’s total risk-based capital ratio was 16.71% and its Tier 1 risk-based capital ratio was 14.81%. As of December 31, 2010, the Bancorp’s total risk-based capital ratio was 17.27% and its Tier 1 risk-based capital ratio was 15.37%. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed well capitalized and may therefore be subject to restrictions on taking brokered deposits.

The Bancorp and the Bank are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2010, the Bank’s leverage capital ratio was 11.03%, and the Bancorp’s leverage capital ratio was 11.44%, both ratios exceeding regulatory minimums.

Basel Accords

The current risk-based capital guidelines which apply to the Company and the Bank are based upon the 1988 capital accord (referred to as “Basel I”) of the Basel Committee. The Basel Committee develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new framework and accord, referred to as Basel II evolved from 2004 to 2006 out of the efforts to revise capital adequacy standards for internationally active banks. Basel II emphasizes internal assessment of credit, market and operational risk, and supervisory assessment and market discipline in determining minimum capital requirements and became mandatory for large or “core” international banks outside the United States in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II was optional for others, and if adopted, must first be complied with in a “parallel run” for two years along with the existing Basel I standards.

The United States federal banking agencies issued a proposed rule for banking organizations that do not use the “advanced approaches” under Basel II. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles. A definitive final rule has not yet been issued. The United States banking agencies indicated, however, that they would retain the minimum leverage requirement for all United States banks.

In January 2009, the Basel Committee proposed to reconsider regulatory capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel II framework in response to the worldwide economic downturn. In December 2009, the Basel Committee released two consultative documents proposing significant changes to bank capital, leverage and liquidity requirements to enhance the Basel II framework which had not yet been fully implemented internationally and even less so in the United States. The G-20 endorsed the reform package, referred to as Basel III, and proposed phase in timelines in November 2010. Basel III provides for increases in the minimum Tier 1 common equity ratio and the minimum requirement for the Tier 1 capital ratio. Basel III additionally includes a “capital conservation buffer” on top of the minimum requirement designed to absorb losses in periods of financial and economic distress; and an additional required countercyclical buffer percentage to be implemented according to a particular nation’s circumstances. These capital requirements are further supplemented under Basel III by a non-risk-based leverage ratio. Basel III also reaffirms the Basel Committee’s intention to introduce higher capital requirements on securitization and trading activities at the end of 2011.

The Basel III liquidity proposals have three main elements: (i) a “liquidity coverage ratio” designed to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors.

Implementation of Basel III in the United States will require regulations and guidelines by United States banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee. It is unclear how United States banking regulators will define “well-capitalized” in their implementation of Basel III and to what extent and when smaller banking organizations in the United States will be subject to these regulations and guidelines. Basel III standards, if adopted, would lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would:

•	impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital;

•

increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%;

•	increase the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer;

•	increase the minimum total capital ratio to 10.5% inclusive of the capital conservation buffer; and

•	introduce a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth.

Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The new Basel III capital standards will be phased in from January 1, 2013 until January 1, 2019.

United States banking regulators must also implement Basel III in conjunction with the provisions of the Dodd-Frank Act related to increased capital and liquidity requirements. Further, the Dodd-Frank Act requires minimum leverage and risk-based capital requirements on a consolidated basis for all depository institution holding companies and insured depository institutions that cannot be less than the strictest requirements in effect for depository institutions as of the date of enactment, July 21, 2010.

Prompt Corrective Action Provisions

The FDI Act provides a framework for regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators. It requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Supervisory actions by the appropriate federal banking regulator under the prompt corrective action rules generally depend upon an institution’s classification within five capital categories as defined in the regulations. The relevant capital measures are the capital ratio, the Tier 1 capital ratio, and the leverage ratio. However, the federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. These include operational and managerial standards relating to: (i) internal controls, information systems, and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.

A depository institution’s capital Tier under the prompt corrective action regulations will depend upon how its capital levels compare with various relevant capital measures and the other factors established by the regulations. A bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

The FDI Act generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The regulatory agencies may not accept such a plan without determining that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDI Act provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for a hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

Dividends

Holders of the Bancorp’s common stock and preferred stock are entitled to receive dividends as and when declared by the board of directors out of funds legally available therefore under the laws of the State of Delaware. Delaware corporations such as the Bancorp may make distributions to their stockholders out of their surplus, or in case there is no surplus, out of their net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. However, dividends may not be paid out of a corporation’s net profits if, after the payment of the dividend, the corporation’s capital would be less than the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets.

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

The Bancorp is further currently restricted as to the payment of dividends by the memorandum of understanding with the FRB SF. As a result of losses incurred in the second, third and fourth quarters of 2009, we were expected to inform and consult with the Federal Reserve supervisory staff prior to declaring or paying any dividends and we have agreed under the memorandum of understanding with the FRB SF that we will not, without the FRB SF’s prior written approval, declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. On February 10, 2011, Bancorp received Federal Reserve approval to make payments on our Series B Preferred Stock and Junior Subordinated Securities. There can be no assurance that our regulators will approve such payments or dividends in the future.

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

The Bancorp is currently a participant under the TARP CPP. Under the terms of the TARP CPP, for so long as any preferred stock issued under the TARP CPP remains outstanding, the Bancorp is prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the Treasury’s consent until the third anniversary of the Treasury’s investment or until the Treasury has transferred all of the preferred stock it purchased under the TARP CPP to third parties. As long as the preferred stock issued to the Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Bancorp’s common stock, are also prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. See “Capital Resources” and “Liquidity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II— Item 7 of this Annual Report on Form 10-K.

The terms of our Series B Preferred Stock and Junior Subordinated Securities also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends on our Series B Preferred Stock or in our payment of interest on our Junior Subordinated Securities, we may not pay dividends on our common stock. See “Risk Factors—The terms of our outstanding preferred stock limit our ability to pay dividends on and repurchase our common stock and there can be no assurance of any future dividends on our common stock generally” and “Risk Factors—Our outstanding debt securities restrict our ability to pay dividends on our capital stock” in Part 1—Item 1A of this Annual Report on Form 10-K.

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

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal anti-money laundering and consumer protection statutes and implementing regulations, including the USA Patriot Act of 2001, the Bank Secrecy Act, the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various federal and state privacy protection laws. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

These laws and regulations also mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to lawsuits and penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

The Dodd-Frank Act provides for the creation of the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve. This Bureau is a new regulatory agency for United States banks. It will have broad rulemaking, supervisory, and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and the Dodd-

Frank Act contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The Bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining banks consumer transactions, and enforcing rules related to consumer financial products and services. It is anticipated that the Bureau will begin regulating activities in 2011 for banks, such as the Bank, with over $10 billions in assets. Banks with less than $10 billion in assets will continue to be examined for compliance by their primary federal banking agency.

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

Impact of Monetary Policies

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or spread between the yield on its interest-earning assets and the rates paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies. The Federal Reserve implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks from the Federal Reserve Banks. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Environmental Regulation

In the course of the Bank’s business, the Bank may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. The Bank may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clear up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of any contaminated site, the Bank may be subject to common law claims by third parties based on damages, and costs resulting from environmental contamination emanating from the property. If the Bank ever becomes subject to significant environmental liabilities, its business, financial condition, liquidity and results of operations could be materially and adversely affected.

Audit Requirements

The Bank is required to have an annual independent audit, alone or as a part of its bank holding company’s audit, and to prepare all financial statements in accordance with U.S. generally accepted accounting principles. The Bank and the Bancorp are also each required to have an audit committee comprised entirely of independent directors. As required by NASDAQ, the Bancorp has certified that its audit committee has adopted formal written charters and meets the requisite number of directors, independence, and qualification standards. As such, among other requirements, the Bancorp must maintain an audit committee that includes members with banking or related financial management expertise, has access to its own outside counsel, and does not include members who are large customers of the Bank. In addition, because the Bank has more than $3 billion in total assets, it is subject to the FDIC requirements for audit committees of large institutions.

The Sarbanes-Oxley Act also addresses accounting oversight and corporate governance matters. Management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2010. These assessments are included in “Controls and Procedures” in Part II—Item 9A of this Annual Report on Form 10-K.

Regulation of Non-bank Subsidiaries

Non-bank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. Additionally, any foreign-based subsidiaries would also be subject to foreign laws and regulations.

Item 1A. Risk Factors.

Difficult business and economic conditions have adversely affected our industry.

Our financial performance generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of the collateral securing those loans, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. In December 2007, the United States entered into a recession. Business activity across a wide range of industries and regions has been greatly reduced and unemployment has increased significantly. Dramatic declines in the real estate market, with decreasing prices and increasing delinquencies and foreclosures, have negatively impacted performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. Although the economy has showed some signs of improvement, certain sectors, such as real estate, remain weak, and unemployment remains high in general and in the markets in which we operate. Local governments and many businesses are still experiencing serious difficulties due to the lack of consumer spending and liquidity in the credit markets. These economic pressures on consumers and businesses may continue to adversely affect our business, financial condition, results of operations and stock price. In particular, we may face the following risks in connection with these events:

•

We potentially face increased regulation of our industry, including changes by Congress or federal regulatory agencies to the banking and financial institutions regulatory regime and heightened legal standards and regulatory requirements or expectations imposed in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Emergency Economic Stabilization Act of 2008, or the EESA, and the American Recovery and Reinvestment Act of 2008, or the ARRA, or other legislation that may be adopted in the future. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•

The process we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•

Our banking operations are concentrated primarily in California, and secondarily in New York, Texas, Massachusetts, Washington, Illinois, New Jersey, and Hong Kong. Adverse economic conditions in these regions in particular could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, and erode the value of loan collateral. These conditions include the effects of the current general decline in real estate sales and prices in many markets across the United States, the economic recession of recent years, and higher rates of unemployment. These conditions could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all, and could also cause a decline in demand for our products and services, or a lack of growth or a decrease in deposits, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.

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

Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the DFI and the Federal Reserve Board, and separately the FDIC as insurer of the Bank’s deposits, have authority to compel or restrict certain actions if the Bank’s capital should fall below adequate capital standards as a result of operating losses, or if its regulators otherwise determine that it has insufficient capital or has engaged in unsafe or unsound practices. Among other matters, the corrective actions may include, but are not limited to, requiring us and/or the Bank to enter into informal or formal enforcement orders, including memoranda of understanding, written agreements, supervisory letters, commitment letters, and consent or cease and desist orders to take corrective action and refrain from unsafe and unsound practices; removing officers and directors and assessing civil monetary penalties; and taking possession of and closing and liquidating the Bank. As a result of losses incurred in recent periods, we entered into a memorandum of understanding with the FRB SF in December 2009. Under the memorandum, we agreed to submit to the FRB SF for review and approval a plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank, a dividend policy for the Bancorp, a plan to improve management of our liquidity position and funds management practices, and a liquidity policy and contingency funding plan for the Bancorp. As part of our compliance with the memorandum, on January 22, 2010, we submitted a Three-Year Capital and Strategic Plan to the FRB SF which updated a previously submitted plan. In addition, we have agreed that we will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. We further agreed to notify the FRB SF prior to effecting certain changes to our senior executive officers and board of directors and we are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments.

On March 1, 2010, the Bank entered into the memorandum of understanding with the DFI and the FDIC. Under that memorandum, we are required, among other things, to develop and implement plans to reduce commercial real estate concentrations, to improve our capital ratios, and to reduce the Bank’s overall risk profile; to develop and implement a plan to improve asset quality; and to develop and implement a plan to reduce dependence on wholesale funding. We may need to take significant action to comply with these requirements, including selling assets during adverse market conditions, raising additional capital, and limiting or ceasing the offering of profitable products and services, which could have a material adverse effect on our business and our financial condition. In addition, we are required to retain management and directors acceptable to the DFI and the FDIC. No assurance can be given that our current management and directors are acceptable to the DFI or the FDIC, that we will be able to retain or engage management and directors who are acceptable to the DFI or the FDIC or that we will be able to meet the requirements of the memorandum in a timely manner.

If we are unable to meet the requirements of the memorandum with the FRB SF or the DFI and the FDIC in a timely manner, we could become subject to additional supervisory action, including a cease and desist order. If our banking supervisors were to take such additional supervisory action, we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, our financial condition, and the value of our common stock. Additionally, there can be no assurance that we will not be subject to further supervisory action or regulatory proceedings that could have a material negative impact on our business.

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

At December 31, 2010, our allowance for loan losses totaled $245.2 million and we had net charge-offs of approximately $126.4 million for the fiscal year ended on that date. Since 2008 there has been a significant slowdown in the real estate market in portions of Los Angeles, San Diego, Riverside, and San Bernardino counties and the Central Valley of California where many of our commercial real estate and construction loan customers are based. This slowdown reflects declining prices and excess inventories of homes to be sold, which has contributed to financial strain on home builders and suppliers. In addition, the Federal Reserve and other government officials have expressed concerns about the commercial real estate lending concentrations of financial institutions and the ability of commercial real estate borrowers to perform pursuant to the terms of their loans. As of December 31, 2010, we had approximately $4.4 billion in commercial real estate and construction loans. Continuing deterioration in the real estate market generally and in the commercial real estate and residential building segments in particular could result in additional loan charge offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income, and capital.

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

Additional requirements imposed by the Dodd-Frank Act could adversely affect us.

Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation. The Dodd-Frank Act, adopted in July 2010, sets out sweeping regulatory changes. Changes imposed by the Dodd-Frank Act include: (i) new requirements on banking, derivative and investment activities, including modified capital requirements, the repeal of the prohibition on the payment of interest on business demand accounts, and debit card interchange fee requirements; (ii) corporate governance and executive compensation requirements; (iii) enhanced financial institution safety and soundness regulations, including increases in assessment fees and deposit insurance coverage; and (iv) the establishment of new regulatory bodies, such as the Bureau of Consumer Financial Protection. While certain provisions became effective immediately, much of the Dodd-Frank Act is subject to further rulemaking and/or study. Accordingly, we cannot fully assess its impact on our operations and costs until these final regulations are adopted and implemented, which could be within six to 24 months from enactment or later, depending on the regulation.

Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under the Dodd-Frank Act, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations and may make it more difficult for us to attract and retain qualified executive officers and employees.

We are subject to extensive laws and regulations and supervision, and may become subject to future laws and regulations and supervision, if any, that may be enacted, that could limit or restrict our activities, may hamper our ability to increase our assets and earnings, and could adversely affect our profitability.

We operate in a highly regulated industry and are or may become subject to regulation by federal, state, and local governmental authorities and various laws, regulations, regulatory guidelines, and judicial and administrative decisions imposing requirements or restrictions on part or all of our operations, capitalization, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We also must comply with numerous federal anti-money laundering and consumer protection statutes and regulations. A considerable amount of management time and resources have been devoted to the oversight of, and the development and implementation of controls and procedures relating to, compliance with these laws and regulations, and we expect that significant time and resources will be devoted to compliance in the future. These laws and regulations mandate certain disclosure and reporting requirements and regulate the manner in which we must deal with our customers when taking deposits, making loans, collecting loans, and providing other services. We also are or may become subject to examination, supervision, and additional comprehensive regulation by various federal, state, and local authorities with regard to compliance with these laws and regulations.

Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially, various laws, rules and regulations are proposed, which, if adopted, could impact our operations or could substantially and adversely affect our ability to operate profitably by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products. It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See “Regulation and Supervision” in Part I – Item 1 of this Annual Report on Form 10-K.

The FDIC’s restoration plan and the related increased assessment rate could adversely affect our earnings.

As a result of a series of financial institution failures and other market developments, the deposit insurance fund, or DIF, of the FDIC has been significantly depleted with a reduction in the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially and adversely affect our results of operations.

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

A substantial portion of our income is derived from the differential, or “spread,” between the interest earned on loans, investment securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. The interest rate risk inherent in our lending, investing, and deposit taking activities is a significant market risk to us and our business. Income associated with interest earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates, events over which we have no control, may have an adverse effect on net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. Increases in interest rates may adversely affect the ability of our floating rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs.

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

In the current economic environment, and subject to any requisite regulatory consent, we may potentially be presented with opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. These acquisitions involve risks similar to acquiring existing banks even though the FDIC might provide assistance to mitigate certain risks such as sharing in exposure to loan losses and providing indemnification against certain liabilities of the failed institution. However, because these acquisitions are structured in a manner that would not allow us the time normally associated with preparing for and evaluating an acquisition, including preparing for integration of an acquired institution, we may face additional risks if we engage in FDIC-assisted transactions. These risks include the loss of customers, strain on management resources related to collection and management of problem loans and problems related to integration of personnel and operating systems. If we engage in FDIC-assisted transactions, we may not be successful in overcoming these risks or any other problems encountered in connection with these transactions. Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value and profitability.

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

To the extent that we expand through acquisitions, such acquisitions may also adversely harm our business if we fail to adequately address the financial and operational risks associated with such acquisitions. For example, risks can include difficulties in assimilating the operations, technology, and personnel of the acquired company; diversion of management’s attention from other business concerns; inability to maintain uniform standards, controls, procedures, and policies; potentially dilutive issuances of equity securities; the incurring of additional debt and contingent liabilities; use of cash resources; large write-offs; and amortization expenses related to other intangible assets with finite lives.

Our loan portfolio is largely secured by real estate, which has adversely affected and may continue to adversely affect our results of operations.

A downturn in our real estate markets has hurt our business because many of our loans are secured by real estate. The real estate collateral securing our borrowers’ obligations is principally located in California, and to a lesser extent, in New York, Texas, Massachusetts, Washington, Illinois, and New Jersey. The value of such collateral depends upon conditions in the relevant real estate markets. These include general or local economic conditions and neighborhood characteristics, unemployment rates, real estate tax rates, the cost of operating the properties, governmental regulations and fiscal policies, acts of nature including earthquakes, floods, and hurricanes (which may result in uninsured losses), and other factors beyond our control. The current general decline in real estate sales and prices in many markets across the United States could reduce the value of our collateral such that we may not be able to realize an amount upon a foreclosure sale equal to the indebtedness secured by the property. Continued declines in real estate sales and prices coupled with any weakness in the economy and continued high unemployment will result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or a lack of growth or a decrease in deposits, which may cause us to incur losses, adversely affect our capital, and hurt our business.

The risks inherent in construction lending may continue to affect adversely our results of operations. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because such properties have no operating history. In these loans, loan funds are advanced upon the security of the project under construction (which is of uncertain value prior to completion of construction) and the estimated operating cash flow to be generated by the completed project. There is no assurance that such properties will be sold or leased so as to generate the cash flow anticipated by the borrower. The current general decline in real estate sales and prices across the United States, the decline in demand for residential real estate, economic weakness, high rates of unemployment, and reduced availability of mortgage credit, are all factors that can adversely affect the borrowers’ ability to repay their obligations to us and the value of our security interest in collateral, and thereby adversely affect our results of operations and financial results.

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

Our interest expense may increase following the repeal of the federal prohibition on payment of interest on demand deposits.

The federal prohibition on the ability of financial institutions to pay interest on demand deposit accounts was repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions can commence offering interest on demand deposits to compete for clients. We do not yet know what interest rates other institutions may offer. Our interest expense will increase and our net interest margin will decrease if the Bank begins offering interest on demand deposits to attract additional customers or to maintain current customers, which could have a material adverse effect on our results of operations and financial condition.

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

The impact of the new Basel III capital standards will likely impose enhanced capital adequacy standards on us.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III, which were approved in November 2010 by the G20 leadership. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%. Basel III increases the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5% inclusive of the capital buffer, and introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a multi-year period. The Federal Reserve will likely implement changes to the capital adequacy standards applicable to us and the Bank which will increase our capital requirements and compliance costs.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the communities that we serve. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives and certain other employees.

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

Managing reputational risk is important to attracting and maintaining customers, investors, and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable, illegal, or fraudulent activities of our customers. We have policies and procedures in place that seek to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors, and employees, costly litigation, a decline in revenues and increased governmental regulation.

Natural disasters and geopolitical events beyond our control could adversely affect us.

Natural disasters such as earthquakes, wildfires, extreme weather conditions, hurricanes, floods, and other acts of nature and geopolitical events involving civil unrest, changes in government regimes, terrorism, or military conflict could adversely affect our business operations and those of our customers and cause substantial damage and loss to real and personal property. These natural disasters and geopolitical events could impair our borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, and result in an increase in the amount of our non-performing loans and a higher level of non-performing assets (including real estate owned), net charge-offs, and provision for loan losses, which could adversely affect our earnings.

Adverse conditions in Asia could adversely affect our business.

A substantial number of our customers have economic and cultural ties to Asia and, as a result, we are likely to feel the effects of adverse economic and political conditions in Asia, including the effects of rising inflation in China and other regions. In addition, in 2007, we opened a branch in Hong Kong. U.S. and global economic policies, military tensions, and unfavorable global economic conditions may adversely impact the Asian economies. Pandemics and other public health crises or concerns over the possibility of such crises could create economic and financial disruptions in the region. If economic conditions in Asia deteriorate, we could, among other things, be exposed to economic and transfer risk, and could experience an outflow of deposits by those of our customers with connections to Asia. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with or loans made to such entities. Adverse economic conditions in Asia, and in China or Taiwan in particular, may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region.

Because of our participation in the TARP Capital Purchase Program, we are subject to several restrictions including restrictions on compensation paid to our executives.

Pursuant to the terms of the Purchase Agreement between us and the U.S. Treasury, or the Purchase Agreement, under which we sold $258 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a liquidation preference of $1,000 per share, or the Series B Preferred Stock, we adopted certain standards for executive compensation and corporate governance. These standards generally apply to our Chief Executive Officer, Chief Financial Officer, and the three next most highly compensated executive officers. The standards include (i) ensuring that incentive compensation for senior executive officers does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (ii) requiring clawback of any bonus or incentive compensation paid to a senior executive officer based on statements of earnings, gains, or other criteria that are later proven to be materially inaccurate; (iii) a prohibition on making golden parachute payments to senior executives; and (iv) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods.

The adoption of the ARRA on February 17, 2009, and interim final regulations thereunder effective June 15, 2009, have imposed certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, until the institution has repaid the U.S. Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency. The ARRA executive compensation standards are in many respects more stringent than those that continue in effect under the TARP CPP and those previously proposed by the U.S. Treasury. The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock or restricted stock unit grants for up to one-third of an employee’s total annual compensation, which grants cannot vest for a period of at least two years and can be liquidated during the TARP period only in proportion to the repayment of the TARP investment at 25% increments, (ii) prohibitions on golden parachute payments for departure from a company or change in control of the company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards, and other compensation previously provided by TARP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP or otherwise contrary to the public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “Say on Pay” shareholder vote on the compensation of executives.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Our need to continue to adapt our information technology systems to allow us to provide new and expanded services could present operational issues and require significant capital spending.

As we continue to offer Internet banking and other on-line and mobile services to our customers, and continue to expand our existing conventional banking services, we will need to adapt our information technology systems to handle these changes in a way that meets constantly changing industry and regulatory standards. This can be very expensive and may require significant capital expenditures. In addition, our success will depend, among other things, on our ability to provide secure and reliable services, anticipate changes in technology, and efficiently develop and introduce services that are accepted by our customers and cost effective for us to provide. Systems failures, delays, breaches of confidentiality, and other problems could harm our reputation and business.

Certain provisions of our charter and bylaws could make the acquisition of our company more difficult.

Certain provisions of our restated certificate of incorporation, as amended, and our restated bylaws, as amended, could make the acquisition of our company more difficult. These provisions include authorized but unissued shares of preferred and common stock that may be issued without stockholder approval; three classes of directors serving staggered terms; special requirements for stockholder proposals and nominations for director; and super-majority voting requirements in certain situations including certain types of business combinations.

Our financial results could be adversely affected by changes in accounting standards or tax laws and regulations.

From time to time, the Financial Accounting Standards Board and the SEC will change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, from time to time, federal and state taxing authorities will change the tax laws and regulations, and their interpretations. These changes and their effects can be difficult to predict and can materially and adversely impact how we record and report our financial condition and results of operations.

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

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	acquisitions of other banks or financial institutions, through FDIC-assisted transactions or otherwise;

•	actions by institutional stockholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	fluctuations in the stock price and operating results of our competitors;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings, or litigation that involve or affect us;

•	successful management of reputational risk; and

•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified above in “Forward-Looking Statements,” and in this Item 1A – Risk Factors. The capital and credit markets can experience volatility and disruption. Such volatility and disruption can reach unprecedented levels, resulting in downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

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

The Federal Reserve Board has previously issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. As a result of losses incurred in recent periods, we were expected to so inform and consult with the Federal Reserve supervisory staff prior to declaring or paying any dividends and we have agreed under the memorandum of understanding with the FRB SF that we will not, without the FRB SF’s prior written approval, declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. There can be no assurance that our regulators will approve the payment of such dividends.

In addition, if the Bank were to liquidate, the Bank’s creditors would be entitled to receive distributions from the assets of the Bank to satisfy their claims against the Bank before Bancorp, as a holder of the equity interest in the Bank, would be entitled to receive any of the assets of the Bank.

The ability of the Bank to pay dividends to us is limited by various regulations and statutes, including California law, and our ability to pay dividends on our outstanding stock is limited by various regulations and statutes, including Delaware law.

The terms of our outstanding preferred stock limit our ability to pay dividends on and repurchase our common stock and there can be no assurance of any future dividends on our common stock generally.

In connection with the Purchase Agreement between us and the U.S. Treasury, we issued a warrant to purchase up to 1,846,374 shares of our common stock, or the Warrant, which provides that prior to the earlier of (i) December 5, 2011, and (ii) the date on which all of the shares of the Series B Preferred Stock have been redeemed by us or transferred by the U.S. Treasury to third parties, we may not, without the consent of the U.S. Treasury, (i) increase the cash dividend on our common stock above $.105 per share, the amount of the last quarterly cash dividend per share declared prior to October 14, 2008, or (ii) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series B Preferred Stock. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series B Preferred Stock.

The Federal Reserve Board has previously issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. As a result of losses incurred in recent periods, we were expected to so inform and consult with the Federal Reserve supervisory staff prior to declaring or paying any dividends and we have agreed under the memorandum of understanding with the FRB SF that we will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. The Bancorp and the Bank are also each subject to additional statutory and regulatory restrictions on paying dividends.

The restrictions described above, together with the potentially dilutive impact of the Warrant, described below, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future. Commencing with the second quarter of 2009, our Board reduced our common stock dividend to $.08 per share, and commencing with the third quarter of 2009, our Board further reduced our dividend to $.01 per share. There can be no assurance that we will be able to pay dividends in the future.

Our outstanding preferred stock impacts net income available to our common stockholders and earnings per common share, and the Warrant as well as other potential issuances of equity securities may be dilutive to holders of our common stock.

The dividends declared and the accretion on discount on our outstanding preferred stock will reduce the net income available to common stockholders and our earnings per common share. Our outstanding preferred stock will also receive preferential treatment in the event of our liquidation, dissolution, or winding up. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The 1,846,374 shares of common stock underlying the Warrant represent approximately 2.3% of the shares of our common stock outstanding as of December 31, 2010 (including the shares issuable upon exercise of the Warrant in total shares outstanding). Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction. In addition, to the extent options to purchase common stock under our stock option plans are exercised, holders of our common stock will incur additional dilution.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. If we sell additional equity or convertible debt securities, these sales could result in increased dilution to our stockholders. See “We may need to raise additional capital which may dilute the interests of holders of our common stock or otherwise have an adverse effect on their investment” below.

The issuance of additional shares of preferred stock could adversely affect holders of common stock, which may negatively impact their investment.

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

In June 2003, Cathay Capital Trust I issued $20,619,000 of Floating Rate Trust Preferred Securities. In September 2003, Cathay Statutory Trust I issued $20,619,000 of Floating Rate Trust Preferred Securities. In December 2003, Cathay Capital Trust II issued $12,887,000 of Floating Rate Trust Preferred Securities. In March 2007, Cathay Capital Trust III issued $46,392,000 of Floating Rate Trust Preferred Securities. In May 2007, Cathay Capital Trust IV issued $20,619,000 of Floating Rate Trust Preferred Securities. These securities are collectively referred to herein as the “Trust Preferred Securities.” Payments to investors in respect of the Trust Preferred Securities are funded by distributions on certain series of securities issued by us, with similar terms to the relevant series of Trust Preferred Securities, which we refer to as the “Junior Subordinated Notes.” In addition, in September 2006, the Bank issued $50,000,000 in subordinated debt in a private placement, which we refer to as the “Bank Subordinated Debt.” If we are unable to pay interest in respect of the Junior Subordinated Notes (which will be used to make distributions on the Trust Preferred Securities), or if any other event of default occurs, then we will generally be prohibited from declaring or paying any dividends or other distributions, or redeeming, purchasing or acquiring, any of our capital securities, including the common stock, during the next succeeding interest payment period applicable to any of the Junior Subordinated Notes.

If the Bank is unable to pay interest in respect of the Bank Subordinated Debt, or if any other event of default has occurred and is continuing on the Bank Subordinated Debt, then the Bank will be prohibited from declaring or paying dividends or other distributions, or redeeming, purchasing or acquiring, any of its capital stock, during the next succeeding interest payment applicable to the Bank Subordinated Debt. As a result, the Bank will be prohibited from making dividend payments to us, which, in turn could affect our ability to pay dividends on our capital securities, including the common stock.

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

If economic conditions deteriorate, particularly in the California commercial real estate and residential real estate markets where our business is concentrated, we may need to raise more capital to support any additional provisions for loan losses and loan charge-offs. In addition, we may need to raise more capital to meet other regulatory requirements, if our losses are higher than expected and we believe that we may breach the target capital ratios in our Three-Year Capital and Strategic Plan, or to participate in FDIC-assisted transactions. There can be no assurances that we would succeed in raising any such additional capital, and any capital we obtain may dilute the interests of holders of our common stock, or otherwise have an adverse effect on their investment.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. Any such losses could have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

The Company has not received written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued not less than 180 days before the end of its 2010 fiscal year and that remain unresolved.

Item 2. Properties.

Cathay General Bancorp

The Bancorp currently neither owns nor leases any real or personal property. The Bancorp uses the premises, equipment, and furniture of the Bank at 777 North Broadway, Los Angeles, California 90012 and at 9650 Flair Drive, El Monte, California 91731 in exchange for payment of a management fee to the Bank.

Cathay Bank

The Bank’s head office is located in a 36,727 square foot building in the Chinatown area of Los Angeles. The Bank owns both the building and the land upon which the building is situated. In January 2009, the Bank moved certain of its administrative offices to a seven-story 102,548 square foot office building located at 9650 Flair Drive, El Monte, California 91731. The Bank also owns this building and land in El Monte.

The Bank owns its branch offices in Monterey Park, Alhambra, Westminster, San Gabriel, City of Industry, Cupertino, Artesia, New York City, Flushing (2 locations), and Chicago. In addition, the Bank has certain operating and administrative departments located at 4128 Temple City Boulevard, Rosemead, California, where it owns the building and land with approximately 27,600 square feet of space.

The Bank leases certain other premises. Expiration dates of the Bank’s leases range from March 2011 to October 2017. Our Hong Kong branch is located at 28 Queen’s Road Central Hong Kong. The lease for the 3,436 square foot office commenced on December 16, 2006 and will expire in December 2012. Our representative office in Shanghai is located at Room 2610-A, 1515 Nanjing Road West, Kerry Centre, Shanghai, China, and consists of 869 square feet. The lease was renewed for three years from May 2009 to May 2012. The representative office in Taipei is located at Sixth Floor, Suite 3, 146 Sung Chiang Road, Taipei, Taiwan, and consists of 1,806 square feet. The lease was renewed for one year from July 2010 to June 2011.

As of December 31, 2010, the Bank’s investment in premises and equipment totaled $109.5 million. See Note 8 and Note 14 to the Consolidated Financial Statements.

Item 3. Legal Proceedings.

The Company and its subsidiaries and their property are not currently a party or subject to any material pending legal proceeding.

Item 4. Removed and Reserved.

Executive Officers of the Registrant.

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of February 15, 2011.

Name	Age	Present Position and Principal Occupation During the Past Five Years

Dunson K. Cheng	66	Chairman of the Board of Directors of Bancorp and the Bank since 1994; Director, President, and Chief Executive Officer of Bancorp since 1990. President of the Bank since 1985 and Director of the Bank since 1982.

Peter Wu	62	Director, Executive Vice Chairman, and Chief Operating Officer of Bancorp and the Bank since October 20, 2003.

Anthony M. Tang	57	Director of Bancorp since 1990; Executive Vice President of Bancorp since 1994; Chief Lending Officer of the Bank since 1985; Director of the Bank since 1986; Senior Executive Vice President of the Bank since December 1998.

Heng W. Chen	58	Executive Vice President, Chief Financial Officer, and Treasurer of Bancorp since June 2003; Executive Vice President of the Bank since June 2003; Chief Financial Officer of the Bank since January 2004.

Irwin Wong	62	Executive Vice President-Branch Administration of the Bank from 1999 to February 2011; Executive Vice President and Chief Risk Officer of the Bank since February 2011.

Kim R. Bingham	54	Executive Vice President and Chief Credit Officer of the Bank since August 2004.

Perry P. Oei	48	Senior Vice President of Bancorp and the Bank since January 2004; General Counsel of Bancorp and the Bank since July 2001; Secretary of Bancorp and the Bank since August 2010.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the symbol “CATY.” Prior to July 3, 2006, our common stock traded on the NASDAQ National Market. The closing price of our common stock on February 15, 2011, was $18.64 per share, as reported by the NASDAQ Global Select Market.

The following table sets forth the high and low closing prices as reported on the NASDAQ Global Select Market for the periods presented:

	Year Ended December 31,
	2010		2009
	High	Low	High	Low
First quarter	$11.85	$8.20	$23.32	$7.50
Second quarter	14.70	10.16	16.00	9.15
Third quarter	12.46	9.39	11.46	8.09
Fourth quarter	16.96	11.84	10.06	7.27

Holders

As of February 15, 2011, there were approximately 1,727 holders of record of our common stock.

Dividends

The cash dividends per share declared by quarter were as follows:

	Year Ended December 31,
	2010	2009
First quarter	$0.010	$0.105
Second quarter	0.010	0.080
Third quarter	0.010	0.010
Fourth quarter	0.010	0.010

Total	$0.040	$0.205

Performance Graph

The graph and accompanying information furnished below compares the percentage change in the cumulative total stockholder return on our common stock from December 31, 2005, through December 31, 2010, with the percentage change in the cumulative total return on the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the SNL Western Bank Index for the same period. The SNL Western Bank Index is a market-weighted index including every publicly traded bank and bank holding company located in Alaska, California, Hawaii, Montana, Oregon, and Washington. We will furnish, without charge, on the written request of any person who is a stockholder of record as of the record date for the 2011 annual meeting of the stockholders, a list of the companies included in the SNL Western Bank Index. Requests for this information should be addressed to Perry Oei, Secretary, Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012. This graph assumes the investment of $100 in our common stock on December 31, 2005, and an investment of $100 in each of the S&P 500 Index and the SNL Western Bank Index on that date.

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

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Cathay General Bancorp	100.00	96.97	75.35	69.34	22.38	49.68
SNL Western Bank	100.00	112.83	94.25	91.76	84.27	95.48
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99

Source: SNL Financial LC, Charlottesville, VA © 2011

Unregistered Sales of Equity Securities

There were no sales of any equity securities by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

As of December 31, 2010, Bancorp may repurchase up to 622,500 shares of common stock under the November 2007 stock repurchase program, subject to limitations included in the EESA. No shares were repurchased in the three years from 2008 to 2010.

Item 6. Selected Financial Data.

The following table presents our selected historical consolidated financial data, and is derived in part from our audited consolidated financial statements. The selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, which are included in this Annual Report on Form 10-K as well as in Part I-Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except share and per share data)
Income Statement (1)
Interest income	$489,594	$528,731	$589,951	$615,271	$491,518
Interest expense	191,688	246,039	294,804	305,750	212,235

Net interest income before provision for credit losses	297,906	282,692	295,147	309,521	279,283
Provision for credit losses	156,900	307,000	106,700	11,000	2,000

Net interest income/(loss) after provision for credit losses	141,006	(24,308)	188,447	298,521	277,283

Securities gains/(losses)	18,695	55,644	(5,971)	810	201
Other non-interest income	13,556	23,010	24,878	26,677	21,263
Non-interest expense	175,711	183,037	136,676	128,745	113,315

(Loss)/income before income tax expense	(2,454)	(128,691)	70,678	197,263	185,432
Income tax (benefit)/expense	(14,629)	(61,912)	19,554	71,191	67,259

Net income/(loss)	12,175	(66,779)	51,124	126,072	118,173

Less: net income attributable to noncontrolling interest	(610)	(611)	(603)	(603)	(603)

Net income/(loss) attributable to Cathay General Bancorp	11,565	(67,390)	50,521	125,469	117,570

Dividends on preferred stock	(16,388)	(16,338)	(1,140)	—	—

Net (loss)/income attributable to common stockholders	$(4,823)	$(83,728)	$49,381	$125,469	$117,570

Net (loss)/income attributable to common stockholders per common share
Basic	$(0.06)	$(1.59)	$1.00	$2.49	$2.29
Diluted	$(0.06)	$(1.59)	$1.00	$2.46	$2.27
Cash dividends paid per common share	$0.040	$0.205	$0.420	$0.405	$0.360
Weighted-average common shares
Basic	77,073,954	52,629,159	49,414,824	50,418,303	51,234,596
Diluted	77,073,954	52,629,159	49,529,793	50,975,449	51,804,495

Statement of Condition
Investment securities	$2,843,669	$3,550,114	$3,083,817	$2,347,665	$1,522,223
Net loans (2)	6,615,769	6,678,914	7,340,181	6,608,079	5,675,342
Loans held for sale	2,873	54,826	—	—	—
Total assets	10,801,986	11,588,232	11,582,639	10,402,532	8,030,977
Deposits	6,991,846	7,505,040	6,836,736	6,278,367	5,675,306
Federal funds purchased and securities sold under agreements to repurchase	1,561,000	1,557,000	1,662,000	1,432,025	450,000
Advances from the Federal Home Loan Bank	550,000	929,362	1,449,362	1,375,180	714,680
Borrowings from other financial institutions	27,576	26,532	19,500	8,301	10,000
Long-term debt	171,136	171,136	171,136	171,136	104,125
Total equity	1,436,105	1,312,744	1,301,387	980,419	951,574

Common Stock Data
Shares of common stock outstanding	78,531,783	63,459,590	49,508,250	49,336,187	51,930,955
Book value per common share	$14.80	$16.49	$20.90	$19.70	$18.16

Profitability Ratios
Return on average assets	0.10%	-0.58%	0.47%	1.38%	1.60%
Return on average stockholders’ equity	0.81	(5.20)	4.91	13.28	13.61
Dividend payout ratio	27.16	n/m	42.02	16.36	15.67
Average equity to average assets ratio	12.45	11.29	9.58	10.37	11.76
Efficiency ratio	53.22	50.65	43.52	38.20	37.68

*	n/m, not meaningful
(1)	Includes the operating results and the acquired assets and assumed deposits and liabilities of (i) Great Eastern Bank after April 6, 2006, (ii) New Asia Bancorp and its subsidiaries after October 17, 2006, and (iii) United Heritage Bank after March 30, 2007.
(2)	Net loans represent gross loans net of loan participations sold, allowance for loan losses, and unamortized deferred loan fees.

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

Management believes the following are critical accounting policies that require the most significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowance for Credit Losses

The determination of the amount of the provision for credit losses charged to operations reflects management’s current judgment about the credit quality of the loan portfolio and takes into consideration changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability and depth of lending management, changes in the volume and severity of past due, non-accrual, and adversely classified or graded loans, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, the existence and effect of any concentrations of credit and the effect of competition, legal and regulatory requirements, and other external factors. The nature of the process by which we determine the appropriate allowance for loan losses requires the exercise of considerable judgment. The allowance is increased by the provision for loan losses and decreased by charge-offs when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses in future periods.

The total allowance for credit losses consists of two components: specific allowances and general allowances. To determine the adequacy of the allowance in each of these two components, we employ two primary methodologies, the individual loan review analysis methodology and the classification migration methodology. These methodologies support the basis for determining allocations between the various loan categories and the overall adequacy of our allowance to provide for probable losses inherent in the loan portfolio. These methodologies are further supported by additional analysis of relevant factors such as the historical losses in the portfolio, and environmental factors which include trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, the volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and the concentration of credit.

The Bank’s management allocates a specific allowance for “Impaired Credits,” in accordance with Accounting Standard Codification (“ASC”) Section 310-10-35. For non-Impaired Credits, a general allowance is established for those loans internally classified and risk graded Pass, Minimally Acceptable, Special Mention, or Substandard based on historical losses in the specific loan portfolio and a reserve based on environmental factors determined for that loan group. The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance. The allowance for credit losses is discussed in more detail in “Risk Elements of the Loan Portfolio– Allowance for Credit Losses” below.

Investment Securities

The classification and accounting for investment securities are discussed in detail in Note 1 to the Consolidated Financial Statements presented elsewhere herein. Under ASC Topic 320, formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas available-for-sale securities are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources. We are obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. ASC Topic 320 requires us to assess whether we have the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Other-than-temporary impairment related to credit losses will be recognized in earnings. Other-than-temporary impairment related to all other factors will be recognized in other comprehensive income.

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

Valuation of Other Real Estate Owned (OREO)

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

Results of Operations

Overview

For the year ended December 31, 2010, we reported net loss attributable to common stockholders of $4.8 million, or $0.06 per share, compared to net loss attributable to common stockholders of $83.7 million, or $1.59 per share, in 2009 and net income attributable to common stockholders of $49.4 million, or $1.00 per diluted share, in 2008. The $78.9 million, or 94.2%, decrease in net loss from 2009 to 2010 was primarily the results of a decrease of $150.1 million in the provision for credit losses, a decrease of $20.1 million in other real estate owned (“OREO”) expenses, and a $15.2 million increase in net interest income offset by a decrease of

$36.9 million in net securities gains, an increase of $14.3 million in prepayment penalties from prepayment of FHLB advances, an increase of $8.3 million net loss in interest rate swap agreements, and a decrease of $47.3 million in income tax benefit. The return on average assets in 2010 was 0.10%, improving from negative 0.58% in 2009, and decreasing from 0.47% in 2008. The return on average equity was 0.81% in 2010, improving from a negative 5.20% in 2009 and decreasing from 4.91% in 2008.

Highlights

•	Net loss attributable to common stockholders for 2010 was $4.8 million, a decrease of $78.9 million, or 94.2%, from 2009.

•	Net loss per common share for 2010 was $0.06, a decrease of 96.2% compared with net loss per common share of $1.59 for 2009.

•

Net charge-offs decreased $92.9 million, or 42.4%, to $126.4 million for 2010 from $219.3 million for 2009. The provision for credit losses was $156.9 million for 2010 compared to $307.0 million for 2009.

Net (loss)/income available to common stockholders and key financial performance ratios are presented below for the three years indicated:

	2010	2009	2008
	(Dollars in thousands, except share and per share data)
Net income/(loss)	$11,565	$(67,390)	$50,521
Dividends on preferred stock	(16,388)	(16,338)	(1,140)

Net (loss)/income available to common stockholders	$(4,823)	$(83,728)	$49,381

Basic (loss)/earnings per common share	$(0.06)	$(1.59)	$1.00
Diluted (loss)/earnings per common share	$(0.06)	$(1.59)	$1.00
Return on average assets	0.10%	-0.58%	0.47%
Return on average stockholders’ equity	0.81%	-5.20%	4.91%
Total average assets	$11,489,165	$11,544,807	$10,736,130
Total average equity	$1,430,433	$1,303,575	$1,036,789
Efficiency ratio	53.22%	50.65%	43.52%
Effective income tax rate	477.45%	48.11%	27.67%

Net Interest Income

Net interest income increased $15.2 million, or 5.4%, from $282.7 million in 2009 to $297.9 million in 2010. Taxable-equivalent net interest income, using a statutory Federal income tax rate of 35%, totaled $298.4 million in 2010, compared with $283.1 million in 2009, an increase of $15.3 million, or 5.4%. Interest income on tax-exempt securities was $854,000, or $1.3 million on a tax-equivalent basis in 2010 compared to $788,000, or $1.2 million on a tax-equivalent basis in 2009. The increase in net interest income was due primarily to the decreases in interest expense paid for money market accounts, time deposits and the Federal Home Loan Bank advances.

Average loans for 2010 were $6.90 billion, a $367.4 million, or a 5.1% decline from $7.27 billion in 2009. Compared with 2009, average commercial mortgage loans decreased $108.2 million, or 2.6%, to $4.02 billion, average commercial loans decreased $108.3 million, or 7.4%, and average real estate construction loans decreased $279.6 million, or 34.1%. Offsetting the above decreases was an increase of $129.7 million, or 15.6%, in average residential mortgage loans and equity lines. Average investment securities were $3.50 billion in 2010, an increase of $268.0 million, or 8.3%, from 2009, due primarily to increases of U.S. agency securities of $553.6 million offset by decreases of mortgage-backed securities guaranteed by the Government National Mortgage Association of $296.4 million.

Average interest bearing deposits were $6.50 billion in 2010, a decrease of $110.1 million, or 1.7%, from $6.61 billion in 2009 primarily due to decreases of $458.0 million in public time deposits and decreases of $129.1 million in brokered time deposits offset by increases of $101.7 million in interest bearing demand deposits, $106.9 million in money market and saving deposits, and $252.0 million in time deposits greater than

$100,000. Average FHLB advances and other borrowings decreased $154.0 million, or 15.4%, to $843.3 million in 2010 from $997.3 million in 2009 primarily due to $379.4 million in prepayments of FHLB advances in 2010.

Taxable-equivalent interest income decreased $39.1 million, or 7.4%, to $490.1 million in 2010 primarily due to decline in rates on investment securities and decreases in loan volume and by a change in the mix of interest-earning assets as discussed below:

•

Decrease in volume: Average interest-earning assets decreased $28.4 million, or 0.3%, to $10.78 billion in 2010, compared with the average interest-earning assets of $10.81 billion in 2009. The decrease in average loan balance of $367.4 million in 2010 caused primarily the $21.6 million decline in interest income.

•

Decline in rate: The taxable-equivalent yield on interest-earning assets decreased 35 basis points to 4.55% in 2010 from 4.90% in 2009 and was primarily caused by the yield earned on average taxable securities decreasing 78 basis points to 3.07% in 2010 from 3.85% in 2009. The decline in rates among interest earning assets caused interest income to decrease by $17.5 million.

•

Change in the mix of interest-earnings assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 64.0% of total average interest-earning assets in 2010, a decrease from 67.2% in 2009. Average securities comprised 32.5% of total average interest-bearing assets in 2010 and increased from 29.9% in 2009.

Interest expense decreased by $54.3 million to $191.7 million in 2010 compared with $246.0 million in 2009 primarily due to decreased cost from time deposits, money market deposits, and FHLB advances. The overall decrease in interest expense was primarily due to a net decrease in rate and a net decrease in volume as discussed below:

•

Decrease in volume: Average interest-bearing liabilities decreased $274.7 million in 2010, due primarily to the decrease in public and brokered time deposits and the decrease in FHLB advances offset by increases in interest bearing demand deposits, money market deposits, savings and time deposits greater then $100,000. The decrease in volume caused interest expense to decline by $11.9 million.

•

Decline in rate: The average cost of interest bearing liabilities decreased 52 basis points to 2.11% in 2010 from 2.63% in 2009 due primary to a decrease of 73 basis points in the average cost of interest bearing deposits to 1.29% in 2010 from 2.02% in 2009. The decline in rate caused interest expense to decline by $42.5 million.

•

Change in the mix of interest-bearing liabilities: Average interest bearing deposits of $6.50 billion increased to 71.6% of total interest-bearing liabilities in 2010 compared to 70.7% in 2009. Offsetting the increases, average FHLB advances and other borrowing of $843.3 million decreased to 9.3% of total interest-bearing liabilities in 2010 compared to 10.7% in 2009.

Our taxable-equivalent net interest margin, defined as taxable-equivalent net interest income to average interest-earning assets, increased 15 basis points to 2.77% in 2010 from 2.62% in 2009. The increase in net interest margin from the prior year primarily resulted from decreases in the rate on interest bearing deposits, and the prepayment of FHLB advances contributed to the increase in the net interest margin.

Net interest income declined $12.5 million, or 4.2%, from $295.1 million in 2008 to $282.7 million in 2009. Taxable-equivalent net interest income, using a statutory Federal income tax rate of 35%, totaled $283.1 million in 2009, compared with $296.4 million in 2008. Interest income on tax-exempt securities was $788,000, or $1.2 million on a tax-equivalent basis in 2009 compared to $2.9 million, or $4.2 million on a tax-equivalent basis in 2008. The decrease was due primarily to the increases in interest expense paid for securities sold under agreements to repurchase as a result of the expiration of initial below market interest rate periods. Between 2005 and 2008, the Bank increased its securities portfolio and funded these securities by entering into a number of long term securities sold under agreements to repurchase transactions to increase net interest income. Average non-interest bearing deposits remained steady between periods since the Bank’s customer base consistently prefers to maintain deposits in the form of certificates of deposit.

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

Taxable-equivalent interest income decreased $62.1 million, or 10.5%, to $529.2 million in 2009, primarily due to decline in rates on loans and securities purchased under agreements to resell, which was partially offset by increases in volume and by a change in the mix of interest-earning assets as discussed below:

•

Increase in volume: Average interest-earning assets increased $766.0 million, or 7.6%, to $10.8 billion in 2009, compared with average interest-earning assets of $10.0 billion in 2008. The increase in volume added $26.6 million to interest income and was primarily attributable to the growth in investment securities.

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

•

Change in the mix of interest-earnings assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 67.2% of total average interest- earning assets in 2009 and decreased from 71.9% in 2008. Average securities comprised 29.9% of total average interest-bearing assets in 2009 and increased from 25.0% in 2008.

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

Interest-Earning Assets and Interest-Bearing Liabilities

	2010 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)	2009 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)	2008 Average Balance	Interest Income/ Expense (4)	Average Yield/ Rate (1)(2)
	(Dollars in thousands)
Interest-Earning Assets:
Commercial loans	$1,356,368	$63,124	4.65%	$1,464,696	$69,648	4.76%	$1,562,775	$86,056	5.51%
Residential mortgages	959,112	49,823	5.19	829,418	43,742	5.27	738,923	42,124	5.70
Commercial mortgages	4,024,863	240,747	5.98	4,133,061	251,343	6.08	4,019,448	269,232	6.70
Real estate construction loans	540,151	26,334	4.88	819,746	36,339	4.43	870,410	53,748	6.18
Other loans and leases	18,382	634	3.45	19,333	759	3.93	23,133	1,056	4.56

Loans and leases (1)	6,898,876	380,662	5.52	7,266,254	401,831	5.53	7,214,689	452,216	6.27
Taxable securities	3,476,259	106,568	3.07	3,216,516	123,939	3.85	2,460,181	115,890	4.71
Tax-exempt securities (3)	27,258	1,314	4.82	18,996	1,212	6.38	50,520	4,155	8.22
FHLB stock	68,780	237	0.34	71,798	149	0.21	66,025	3,301	5.00
Federal funds sold & securities purchased under agreement to resell	6,932	14	0.20	58,482	1,351	2.31	234,896	15,017	6.39
Interest-bearing deposits	300,471	1,259	0.42	174,939	673	0.38	14,631	656	4.48

Total interest-earning assets	$10,778,576	$490,054	4.55	$10,806,985	$529,155	4.90	$10,040,942	$591,235	5.89
Non-interest earning assets
Cash and due from banks	95,996			111,736			85,928
Other non-earning assets	876,771			803,789			700,737

Total non-interest earning assets	972,767			915,525			786,665
Less: Allowance for loan losses	(254,420)			(168,530)			(81,066)
Deferred loan fees	(7,758)			(9,173)			(10,411)

Total Assets	$11,489,165			$11,544,807			$10,736,130

Interest-Bearing Liabilities:
Interest-bearing demand accounts	397,434	927	0.23	295,770	1,059	0.36	255,185	1,544	0.61
Money market accounts	966,888	8,733	0.90	890,427	13,233	1.49	736,739	13,581	1.84
Savings accounts	369,190	694	0.19	338,781	799	0.24	334,222	1,188	0.36
Time deposits	4,765,632	73,808	1.55	5,084,309	118,465	2.33	4,530,923	161,397	3.56

Total interest-bearing deposits	6,499,144	84,162	1.29	6,609,287	133,556	2.02	5,857,069	177,710	3.03
Federal funds purchased	—	—	—	8,392	23	0.27	40,128	903	2.25
Securities sold under agreement to repurchase	1,560,215	66,141	4.24	1,562,447	65,182	4.17	1,554,023	60,559	3.90
FHLB advances and other borrowings	843,321	37,533	4.45	997,277	42,443	4.26	1,177,869	46,542	3.95
Long-term debt	171,136	3,852	2.25	171,136	4,835	2.83	171,136	9,090	5.31

Total interest-bearing liabilities	9,073,816	191,688	2.11	9,348,539	246,039	2.63	8,800,225	294,804	3.35
Non-interest bearing liabilities:
Demand deposits	911,351			781,391			772,982
Other liabilities	73,565			111,302			126,134
Stockholders’ equity	1,430,433			1,303,575			1,036,789

Total liabilities and stockholders’ equity	$11,489,165			$11,544,807			$10,736,130

Net interest spread (4)			2.44%			2.27%			2.54%
Net interest income (4)		$298,366			$283,116			$296,431

Net interest margin (4)			2.77%			2.62%			2.95%

(1)	Yields and amounts of interest earned include loan fees. Non- accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	2010 - 2009 Increase/(Decrease) in Net Interest Income Due to:			2009 - 2008 Increase/(Decrease) in Net Interest Income Due to:
	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate	Total Change
	(In thousands)
Interest-Earning Assets
Deposits with other banks	$521	$65	$586	$1,123	$(1,106)	$17
Federal funds sold and securities purchased under agreement to resell	(657)	(680)	(1,337)	(7,386)	(6,280)	(13,666)
Taxable securities	(1,332)	(16,039)	(17,371)	31,555	(23,506)	8,049
Tax-exempt securities (2)	160	(58)	102	(2,165)	(778)	(2,943)
FHLB Stock	2	86	88	266	(3,418)	(3,152)
Loans	(20,273)	(896)	(21,169)	3,210	(53,595)	(50,385)

Total (decrease)/increase in interest income	(21,579)	(17,522)	(39,101)	26,603	(88,683)	(62,080)

Interest-Earning Liabilities
Interest-bearing demand accounts	26	(158)	(132)	217	(702)	(485)
Money market accounts	(342)	(4,158)	(4,500)	2,548	(2,896)	(348)
Savings accounts	(7)	(98)	(105)	16	(405)	(389)
Time deposits	(7,033)	(37,624)	(44,657)	17,933	(60,865)	(42,932)
Federal funds purchased	(23)	—	(23)	(417)	(463)	(880)
Securities sold under agreement to repurchase	35	924	959	330	4,293	4,623
FHLB advances and other borrowings	(4,536)	(374)	(4,910)	(7,502)	3,403	(4,099)
Long-term debt	—	(983)	(983)	—	(4,255)	(4,255)

Total (decrease)/increase in interest expense	(11,880)	(42,471)	(54,351)	13,125	(61,890)	(48,765)

Change in net interest income	$(9,699)	$24,949	$15,250	$13,478	$(26,793)	$(13,315)

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned has been adjusted to a fully tax-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory federal income tax rate of 35%.

Provision for Credit Losses

The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses and an allowance for off-balance sheet unfunded credit commitments that management believes to be sufficient to absorb credit losses inherent in the Bank’s loan portfolio and credit commitments. The Bank recorded a $156.9 million provision for credit losses in 2010 compared with $307.0 million in 2009, and $106.7 million in 2008. Net charge-offs for 2010 were $126.4 million, or 1.8% of average loans, compared to net charge-offs for 2009 of $219.3 million, or 3.0% of average loans, and compared to net charge-offs for 2008 of $46.8 million, or 0.65% of average loans. The decreases in provision for credit losses and net charge-offs in 2010 were primarily due to decreases in non-performing loans.

Non-interest Income

Non-interest income was $32.3 million for 2010, $78.7 million for 2009, and $18.9 million for 2008. Non-interest income includes depository service fees, letters of credit commissions, securities gains (losses), gains (losses) from loan sales, gains from sale of premises and equipment, and other sources of fee income. These other fee-based services include wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from our Wealth Management division, and foreign exchange fees.

The decrease in non-interest income of $46.4 million, or 59.0%, from 2009 to 2010 was primarily due to a combination of the following:

•

A $36.9 million decrease in securities gains. We sold securities of $1.1 billion and recorded net gains on sale of securities of $19.3 million in 2010 compared to security sales of $2.4 billion with $56.5 million net gains on sale of securities in 2009.

•	An $8.3 million increase in loss on the value of interest rate swap agreements of which $5.8 million was from an increase in the unrealized loss during 2010.

•	A $3.8 million decrease in gains on sale of loans. In 2009, there was a gain of $3.3 million from the sale of an aircraft leveraged lease.

•	A $1.2 million increase in wealth management commissions and a $1.3 million increase in venture capital income mainly due to lower write-downs on venture capital investments.

The increase of $59.7 million, or 316%, from 2008 to 2009 in non-interest income was primarily due to a combination of the following:

•

We sold securities of $2.4 billion and recorded net gains on sale of securities of $56.5 million in 2009 compared to gains on sale of securities of $29.4 million in 2008. In 2008, there was an other-than-temporary impairment charge of $35.3 million on agency preferred securities. These factors contributed to a $61.6 million increase in gains on securities in 2009.

•	A $4.4 million increase in gains on sale of loans primarily due to gains of $3.3 million from the sale of an aircraft leveraged lease.

•	A $2.4 million loss on the value of interest rate swap agreements.

•	A $2.4 million decrease in commissions from foreign exchange and currency transactions.

•	A $1.8 million decrease in venture capital income primarily due to write-downs on venture capital investment of $2.0 million.

The Bank purchased preferred stock issued by Freddie Mac and Fannie Mae of $5.0 million in 2000, $20.0 million in 2001, $23.0 million in December, 2007, and $1.4 million in January, 2008. The Bank recognized an other-than-temporary impairment loss of $5.5 million in 2004, $115,000 in 2005, and $35,000 in 2006 from write downs of the value of these securities to their respective fair values. In March 2007, the Bank sold its Freddie Mac preferred stock that was purchased in March 2001 with a carrying value of $7.6 million and recorded a gain of $2.2 million. In September 2008, the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac under receivership and suspended indefinitely the payment of future dividends on their issues of preferred stock. In light of these developments, the Bank recognized an additional other-than-temporary impairment loss of $35.3 million in 2008 to write down the value of these securities to their respective fair values as of December 31, 2008.

Non-interest Expense

Non-interest expense includes expenses related to salaries and benefits of employees, occupancy expenses, marketing expenses, computer and equipment expenses, amortization of core deposit intangibles, and other operating expenses. Non-interest expense totaled $175.7 million in 2010, compared with $183.0 million in 2009, and $136.7 million in 2008. The decrease of $7.3 million, or 4.0%, in non-interest expense in 2010 compared to 2009 was primarily due to decreases in other real estate owned (“OREO”) expense offset by increases in prepayment penalty from prepaying FHLB advances and by increases in write-downs on loans held for sale. In 2010, OREO expense decreased $20.1 million primarily due to a $12.0 million increase in gains on OREO sales and transfers and an $8.1 million decrease in provision for OREO write-downs. In addition, occupancy expenses decreased $3.9 million in 2010 primarily due to a correction in the depreciation life for certain components of our administrative office building at 9650 Flair Drive, El Monte, California, which opened in January 2009. Salaries and employee benefits also decreased $2.0 million primarily due to decreases in option compensation expenses. Offsetting the above decreases were increases of $14.3 million in prepayment penalty arising from prepaying $379.4 million of FHLB advances in 2010 and increases of $3.2 million in write-downs on loans held for sale.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, increased to 53.22% in 2010 compared with 50.65% in 2009 due primarily to lower non-interest income as explained above.

Non-interest expense totaled $183.0 million in 2009 compared with $136.7 million in 2008. The increase of $46.4 million, or 33.9%, in non-interest expense in 2009 compared to 2008 was primarily due to a combination of the following:

•

OREO expense increased $31.1 million primarily due to a $24.6 million increase in provision for OREO write-downs, and a $4.0 million increase in OREO operating expenses due to increased OREO holdings. In addition, loss on sale of OREO increased $2.1 million and OREO income decreased $466,000.

•	FDIC and State assessments increased $14.6 million to $19.4 million in 2009 from $4.8 million in 2008 as a result of a higher assessment rate and higher assessed deposit balances.

•	Professional service expense increased $4.4 million, or 36.8%, due primarily to increases in legal expenses, collection expenses, and consulting expenses.

•	Occupancy expense increased $2.9 million, or 21.7%, primarily due to our new administrative offices at 9650 Flair Drive, El Monte which opened in January 2009.

•

Decreases of $5.8 million in salaries and employee benefits and a decrease of $1.0 million in marketing expenses. Salaries and employee benefits decreased due to a $2.6 million decrease in bonus accruals, a $2.0 million decrease in option compensation expense, and a $940,000 decrease in salaries.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, increased to 50.65% in 2009 compared to 43.52% in 2008 due primarily to higher non-interest expenses as explained above.

Income Tax Expense

Income tax benefit was $14.6 million in 2010 compared to an income tax benefit of $61.9 million in 2009 and income tax expense of $19.6 million in 2008. The effective tax rate was 477% for 2010, 48.1% for 2009, and 27.7% in 2008. The effective tax rate differed from the composite statutory composite rate of 42% primarily as a result of low income housing and other tax credits totaling $11.2 million, $10.6 million and $9.5 million recognized during 2010, 2009 and 2008, respectively. The income tax benefit in 2010 and 2009 was primarily due to the net loss in both years.

Our tax returns are open for audits by the Internal Revenue Service back to 2007 and by the FTB of the State of California back to 2003. We are currently under audit by the Internal Revenue Service for the years 2007 through 2009 and by the California FTB for the years 2003 to 2004. From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. When, and if, such differences occur and the related tax effects become probable and estimable, such amounts will be recognized.

Financial Condition

Total assets were $10.8 billion at December 31, 2010, a decrease of $786.2 million, or 6.8%, from $11.6 billion at December 31, 2009, primarily due to the decrease of $706.4 million, or 19.9%, in investment securities and the decrease of $82.5 million, or 1.2%, in gross loans, including loans held for sale.

Investment Securities

Investment securities were $2.8 billion and represented 26.33% of total assets at December 31, 2010, compared with $3.6 billion, or 30.64% of total assets at December 31, 2009, primarily due to $3.3 billion in securities matured, called and paid-off and $1.1 billion in securities sold, offset by $3.6 billion in securities purchased in 2010. The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2010	2009
	(In thousands)
Securities Held-to-Maturity:
U.S. government sponsored entities	$99,921	$99,876
State and municipal securities	130,107	—
Mortgage-backed securities	600,107	535,139
Other securities	9,967	—

Total securities held-to-maturity	$840,102	$635,015

Securities Available-for-Sale:
U.S. treasury securities	$118,828	$13,748
U.S. government sponsored entities	825,082	871,344
State and municipal securities	1,718	12,823
Mortgage-backed securities	642,305	1,942,176
Collateralized mortgage obligations	25,194	47,789
Asset-backed securities	240	249
Corporate bonds	331,991	9,757
Mutual funds	3,927	—
Preferred stock of government sponsored entities	719	1,272
Trust preferred securities	14,437	—
Other securities-foreign	37,434	14,891
Other equity securities	1,692	1,050

Total securities available-for-sale	$2,003,567	$2,915,099

Total investment securities	$2,843,669	$3,550,114

ASC Topic 320 changes the requirements for recognizing other-than-temporary impairment (“OTTI”) for debt securities. ASC Topic 320 requires an entity to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an entity must recognize an OTTI. If an entity does not intend to sell the debt security and will not be required to sell the debt security, the entity must consider whether it will recover the amortized cost basis of the security. If the present value of expected cash flows is less than the amortized cost basis of the security, OTTI shall be considered to have occurred. OTTI is then separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. An entity determines the impairment related to credit losses by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. OTTI related to the credit loss is thereafter recognized in earnings. OTTI related to all other factors is recognized in other comprehensive income. OTTI not related to the credit loss for a held-to-maturity security should be recognized separately in a new category of other comprehensive income and amortized over the remaining life of the debt security as an increase in the carrying value of the security only when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its remaining amortized cost basis.

The temporarily impaired securities represent 45.3% of the fair value of investment securities as of December 31, 2010. Unrealized losses for securities with unrealized losses for less than twelve months represent 2.4%, and securities with unrealized losses for twelve months or more represent 2.1%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased. All of these securities were investment grade as of December 31, 2010. At December 31, 2010, nine issues of securities had unrealized losses for 12 months or longer and 184 issues of securities had unrealized losses of less than 12 months.

At December 31, 2010, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our consolidated statements of operations. We expect to recover the amortized cost basis of our debt securities, and have no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery. The table below shows the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of December 31, 2010, and December 31, 2009:

Temporarily Impaired Securities

	As of December 31, 2010
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
State and municipal securities	$121,161	$8,946	122	$—	$—	—	$121,161	$8,946	122
Mortgage-backed securities	89,439	1,653	2	—	—	—	89,439	1,653	2
Other securities-foreign organization	9,954	13	1	—	—	—	9,954	13	1

Total securities held-to-maturity	$220,554	$10,612	125	$—	$—	—	$220,554	$10,612	125

Securities Available-for-Sale
U.S. treasury entities	$118,828	$6,745	5	$—	$—	—	$118,828	$6,745	5
U.S. government sponsored entities	578,118	6,840	12	—	—	—	578,118	6,840	12
State and municipal securities	1,718	157	2	—	—	—	1,718	157	2
Mortgage-backed securities	354	4	7	32	1	1	386	5	8
Mortgage-backed securities-Non-agency	—	—	—	10,127	118	3	10,127	118	3
Collateralized mortgage obligations	—	—	—	887	115	4	887	115	4
Asset-backed securities	—	—	—	240	5	1	240	5	1
Corporate bonds	283,376	5,792	27	—	—	—	283,376	5,792	27
Mutual fund	3,927	73	1	—	—	—	3,927	73	1
Trust preferred securities	10,384	170	2	—	—	—	10,384	170	2
Other securities-foreign organization	27,254	646	3	—	—	—	27,254	646	3

Total securities available-for-sale	$1,023,959	$20,427	59	$11,286	$239	9	$1,035,245	$20,666	68

Total investment securities	$1,244,513	$31,039	184	$11,286	$239	9	$1,255,799	$31,278	193

Temporarily Impaired Securities

	As of December 31, 2009
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
Mortgage-backed securities	$527,845	$7,294	12	$—	$—	—	$527,845	$7,294	12

Total securities held-to-maturity	$527,845	$7,294	12	$—	$—	—	$527,845	$7,294	12

Securities Available-for-Sale
U.S. Treasury entities	$13,748	$77	2	$—	$—	—	$13,748	$77	2
U.S. government sponsored entities	408,888	3,230	9	—	—	—	408,888	3,230	9
State and municipal securities	—	—	—	659	36	1	659	36	1
Mortgage-backed securities	1,050,968	6,216	32	855	3	5	1,051,823	6,219	37
Mortgage-backed securities-Non-agency	—	—	—	12,302	1,156	3	12,302	1,156	3
Collateralized mortgage obligations	30,870	955	4	8,304	683	8	39,174	1,638	12
Asset-backed securities	—	—	—	249	63	1	249	63	1
Corporate bonds	249	1	1	9,508	488	3	9,757	489	4
Other securities-foreign organization	14,891	84	3	—	—	—	14,891	84	3

Total securities available-for-sale	$1,519,614	$10,563	51	$31,877	$2,429	21	$1,551,491	$12,992	72

Total investment securities	$2,047,459	$17,857	63	$31,877	$2,429	21	$2,079,336	$20,286	84

The scheduled maturities and taxable-equivalent yields by security type are presented in the following tables:

Securities Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2010
	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Maturity Distribution:

Securities Held-to-Maturity:
U.S. government sponsored entities	$—	$99,921	$—	$—	$99,921
State and municipal securities	—	—	6,235	123,872	130,107
Mortgage-backed securities	—	—	—	600,107	600,107
Other securities-foreign organization	—	—	9,967	—	9,967

Total securities held-to-maturity	$—	$99,921	$16,202	$723,979	$840,102

Securities Available-for-Sale:
U.S. treasury securities	$—	$—	$118,828	$—	$118,828
U.S. government sponsored entities	100,732	500,309	224,041	—	825,082
State and municipal securities	—	—	—	1,718	1,718
Mortgage-backed securities(1)	10,246	621	109,022	522,416	642,305
Collateralized mortgage obligations(1)	—	—	23,089	2,105	25,194
Asset-backed securities(1)	—	—	—	240	240
Corporate bonds	—	14,837	289,320	27,834	331,991
Mutual funds	—	—	—	3,927	3,927
Preferred stock of government sponsored entities (2)	—	—	—	719	719
Trust preferred securities	—	—	—	14,437	14,437
Other securities-foreign organization	—	27,766	9,668	—	37,434
Other equity securities	—	—	—	1,692	1,692

Total securities available-for-sale	$110,978	$543,533	$773,968	$575,088	$2,003,567

Total investment securities	$110,978	$643,454	$790,170	$1,299,067	$2,843,669

Weighted-Average Yield:

Securities Held-to-Maturity:
U.S. government sponsored entities	—	2.17%	—	—	2.17%
State and municipal securities	—	—	4.66	4.77	4.77
Mortgage-backed securities	—	—	—	3.46	3.46
Other securities-foreign	—	—	4.00	—	4.00

Total securities held-to-maturity	—	2.17%	4.53%	3.68%	3.51%

Securities Available-for-Sale:
U.S. treasury securities	—	—	1.80%	—	1.80%
U.S. government sponsored entities	1.25	1.91%	1.98	—	1.85
State and municipal securities(3)	—	—	—	4.82	4.82
Mortgage-backed securities(1)	4.78	6.07	4.47	3.52	3.70
Collateralized mortgage obligations(1)	—	—	4.94	6.61	5.08
Asset-backed securities(1)	—	—	—	2.25	2.25
Corporate bonds	—	2.54	4.95	6.88	5.01
Trust preferred securities	—	—	—	6.17	6.17
Other securities-foreign	—	2.40	2.54	—	2.43

Total securities available-for-sale	1.58%	1.95%	3.51%	3.72%	3.05%

Total investment securities	1.58%	1.99%	3.53%	3.70%	3.19%

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	There is no stated maturity for equity securities.
(3)	Weighted average yield has been adjusted to a fully-taxable equivalent basis.

Loans

Loans represented 64.0% of average interest-earning assets during 2010 compared with 67.2% during 2009. Gross loans, including loans held for sale, decreased by $82.5 million, a decrease of 1.2%, to $6.87 billion at December 31, 2010, compared with $6.95 billion at December 31, 2009, due to the continuing weak economy in 2010. The decline in gross loans was primarily attributable to the following:

•

At December 31, 2010, loans held for sale were $2.9 million, a decrease of $51.9 million, or 94.8%, from $54.8 million at December 31, 2009. In 2010, $31.7 million loans held for sale was sold with net gains of $779,000 and $21.5 million loans held for sale was transferred to OREO. Loans transferred to held for sale were $4.3 million and write-downs on loans held for sale were $2.9 million in 2010.

•	Real estate construction loans decreased $216.1 million, or 34.5%, to $410.0 million at December 31, 2010, compared to $626.1 million at December 31, 2009.

•

Commercial mortgage loans, excluding $2.9 million of commercial mortgage loans held for sale, decreased $125.1 million, or 3.1%, to $3.94 billion at December 31, 2010, compared to $4.07 billion at December 31, 2009. Total commercial mortgage loans accounted for 57.4% of gross loans at December 31, 2010, compared to 58.9% at December 31, 2009. Commercial mortgage loans include primarily commercial retail properties, shopping centers, and owner-occupied industrial facilities, and, secondarily, office buildings, multiple-unit apartments, hotels, and multi-tenanted industrial properties, and are typically secured by first deeds of trust on such commercial properties. In addition, the Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings where the borrower either uses the property for business purposes or derives income from tenants.

•

Commercial loans increased $133.3 million, or 10.2%, to $1.44 billion at December 31, 2010, compared to $1.31 billion at December 31, 2009. Commercial loans consist primarily of short-term loans (typically with a maturity of one year or less) to support general business purposes, or to provide working capital to businesses in the form of lines of credit, trade-finance loans, loans for commercial purposes secured by cash, and SBA loans.

•

Total residential mortgage loans increased by $170.2 million, or 24.9%, to $852.5 million at December 31, 2010, compared to $682.3 million at December 31, 2009, primarily due to the low level of interest rates.

Our lending relates predominantly to activities in the states of California, New York, Texas, Washington, Massachusetts, Illinois, and New Jersey, although we have some loans to domestic clients who are engaged in international trade. Our branch in Hong Kong generated loans outstanding of $78.3 million as of December 31, 2010, compared to $45.6 million as of December 31, 2009.

The classification of loans by type and amount outstanding as of December 31 for each of the past five years is presented below:

Loan Type and Mix

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Commercial loans	$1,441,167	$1,307,880	$1,620,438	$1,435,861	$1,243,756
Residential mortgage loans and equity lines	1,061,330	878,266	791,497	663,707	574,422
Commercial mortgage loans	3,940,061	4,065,155	4,132,850	3,762,689	3,226,658
Real estate construction loans	409,986	626,087	913,168	799,230	685,206
Installment and other loans	16,077	21,754	14,415	22,158	17,504

Gross loans	6,868,621	6,899,142	7,472,368	6,683,645	5,747,546

Less:
Allowance for loan losses	(245,231)	(211,889)	(122,093)	(64,983)	(60,220)
Unamortized deferred loan fees	(7,621)	(8,339)	(10,094)	(10,583)	(11,984)

Total loans and leases, net	$6,615,769	$6,678,914	$7,340,181	$6,608,079	$5,675,342

Loans held for sale	$2,873	$54,826	$—	$—	$—

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

Contractual Maturity of Loan Portfolio

	Within One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial loans
Floating rate	$806,117	$264,914	$38,201	$1,109,232
Fixed rate	277,922	50,724	3,289	331,935
Residential mortgage loans and equity lines
Floating rate	4	748	221,119	221,871
Fixed rate	4,772	29,929	804,758	839,459
Commercial mortgage loans
Floating rate	485,327	1,267,708	791,367	2,544,402
Fixed rate	245,014	818,569	332,076	1,395,659
Real estate construction loans
Floating rate	342,868	41,106	1,887	385,861
Fixed rate	6,899	17,226	—	24,125
Installment and other loans
Floating rate	2,150	100	—	2,250
Fixed rate	13,489	338	—	13,827

Total Loans	$2,184,562	$2,491,362	$2,192,697	$6,868,621

Floating rate	$1,636,466	$1,574,576	$1,052,574	$4,263,616
Fixed rate	548,096	916,786	1,140,123	2,605,005

Total Loans	2,184,562	2,491,362	2,192,697	6,868,621

Allowance for loan losses				(245,231)
Unamortized deferred loan fees				(7,621)

Net loans				$6,615,769

Loans held-for-sale				$2,873

Deposits

The Bank primarily uses customer deposits to fund its operations, and to a lesser extent borrowings in the form of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and other borrowings. The Bank’s deposits are generally obtained from the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting time deposits from political subdivisions and public agencies. The Bank considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management’s decisions as to the most economic funding sources. Brokered-deposits totaled $417.8 million, or 6.0% of total deposits, at December 31, 2010, compared to $852.9 million, or 11.4%, at December 31, 2009, and public time deposits totaled $10.0 million, or 0.1%, of total deposits, at December 31, 2010, compared to $98.1 million, or 1.3%, of total deposits at December 31, 2009.

The Bank’s total deposits decreased $513.2 million, or 6.8%, from $7.51 billion at December 31, 2009, to $6.99 billion at December 31, 2010, primarily due to a $435.1 million, or 51.0%, decrease in brokered deposits, a $113.9 million decrease in other time deposits of $100,000 or more from our Hong Kong branch, and a $88.1 million, or 89.8%, decrease in public time deposits. Offsetting the above decreases were total increases of $224.1 million, or 9.0%, in demand, money market, and saving accounts in 2010.

The following table displays the deposit mix for the past three years:

Deposit Mix

	Year Ended December 31,
	2010		2009		2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Demand accounts	$930,300	13.3%	$864,551	11.5%	$730,433	10.7%
NOW accounts	418,703	6.0	337,304	4.5	257,234	3.8
Money market accounts	982,617	14.0	943,164	12.6	659,454	9.6
Saving accounts	385,245	5.5	347,724	4.6	316,263	4.6
Time deposits under $100,000	1,081,266	15.5	1,529,954	20.4	1,644,407	24.1
Time deposits of $100,000 or more	3,193,715	45.7	3,482,343	46.4	3,228,945	47.2

Total	$6,991,846	100.0%	$7,505,040	100.0%	$6,836,736	100.0%

Average total deposits increased $19.8 million, or 0.27%, to $7.41 billion in 2010 compared with average total deposits of $7.39 billion in 2009.

The following table displays average deposits and rates for the past five years:

Average Deposits and Average Rates

	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Demand accounts	$911,351	—%	$781,391	—%	$772,982	—%	$782,347	—%	$761,991	—%
NOW accounts	397,434	0.23	295,770	0.36	255,185	0.61	232,114	1.22	237,113	1.18
Money market accounts	966,888	0.90	890,427	1.49	736,739	1.84	699,606	3.08	599,210	2.69
Saving accounts	369,190	0.19	338,781	0.24	334,222	0.36	344,066	0.95	374,570	0.91
Time deposits	4,765,632	1.55	5,084,309	2.33	4,530,923	3.56	3,852,468	4.72	3,344,931	4.12

Total	$7,410,495	1.14%	$7,390,678	1.81%	$6,630,051	2.68%	$5,910,601	3.54%	$5,317,815	3.01%

Management considers the Bank’s time deposits of $100,000 or more (Jumbo CDs) to be generally less volatile than other wholesale funding sources primarily because:

•	approximately 57.9% of the Bank’s Jumbo CDs have been on deposit with the Bank for two years or more;

•	the Jumbo CD portfolio is widely-held with 14,978 individual accounts averaging approximately $203,463 per account owned by 9,385 individual depositors as of December 31, 2010; and

•

the ratio of relatively higher percentage of Jumbo CDs to total deposits exists in most of the Asian-American banks in our California market because of a higher savings rate within the communities we serve.

Management monitors the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the customers the Bank is serving.

Of our Jumbo CDs, approximately 98.4% matured within one year as of December 31, 2010. The following tables display time deposits of $100,000 or more by maturity:

Time Deposits of $100,000 or More by Maturity

At December 31, 2010
(In thousands)
Less than three months	$1,124,723
Three to six months	747,612
Six to twelve months	1,270,543
Over one year	50,837

Total	$3,193,715

The following table displays time deposits with a remaining term of more than one year at December 31, 2010:

Maturities of Time Deposits with a Remaining Term

of More Than One Year for Each

of the Five Years Following December 31, 2010

(In thousands)
2012	$191,408
2013	24,211
2014	60
2015	150
2016	—

Borrowings

Borrowings include securities sold under agreements to repurchase, federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

There were no federal funds purchased as of December 31, 2010, and December 31, 2009. At December 31, 2010, other borrowings from a financial institution were $8.5 million with a weighted average rate of 0.48% compared to $7.2 million with a weighted average rate of 0.57% at December 31, 2009. Other borrowings of $5.9 million will mature in 2011 and $2.6 million will mature in the first quarter of 2012.

Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 4.18% at December 31, 2010, compared to $1.6 billion with a weighted average rate of 4.19% at December 31, 2009. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million are with initial fixed rates ranging from 1.00% and 3.50% with initial fixed rate terms ranging from six months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. At December 31, 2010, there was one short-term securities sold under agreements to repurchase of $11.0 million at rate of 0.9% which matured on January 4, 2011, and two callable agreements of $100.0 million at a weighted rate of 4.77% will mature in March 2011. Quarterly average balance for securities sold under agreements to repurchase was $1.6 billion for all quarters in 2010, in 2009 and in 2008. The table below provides summary data for callable securities sold under agreements to repurchase as of December 31, 2010:

Securities Sold Under Agreements to Repurchase

(Dollars in millions)	Fixed-to-floating				Floating-to-fixed				Total
Callable	All callable at December 31, 2010				All callable at December 31, 2010
Rate type	Floating Rate				Fixed Rate
Rate index	8% minus three month LIBOR

Maximum rate	3.75%	3.50%	3.50%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	5	4	1	2	1	10	4	30
Amount	$150.0	$250.0	$200.0	$50.0	$100.0	$50.0	$550.0	$200.0	$1,550.0
Weighted average rate	3.75%	3.50%	3.50%	3.25%	4.77%	4.83%	4.54%	5.00%	4.20%
Final maturity	2014	2014	2015	2015	2011	2012	2014	2017

These transactions are accounted for as collateralized financing transactions and recorded at the amount at which the securities were sold. We may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.7 billion as of December 31, 2010, and $1.8 billion as of December 31, 2009.

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	2010	2009	2008
	(Dollars in thousands)
Average amount outstanding during the year (1)	$1,560,215	$1,562,447	$1,554,023
Maximum amount outstanding at month-end (2)	1,566,000	1,587,000	1,610,000
Balance, December 31	1,561,000	1,557,000	1,610,000
Rate, December 31	4.18%	4.19%	3.95%
Weighted average interest rate for the year	4.24%	4.17%	3.90%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were September 2010, February 2009, and December 2008.

Total advances from the FHLB San Francisco decreased $379.4 million to $550.0 million at December 31, 2010, from $929.4 million at December 31, 2009, primarily due to prepayments in 2010. As of December 31, 2010, all $550.0 million FHLB advances with weighted rate of 4.43% were puttable but the FHLB had not exercised its right to terminate any of the puttable transactions. The FHLB has the right to terminate the puttable transactions at par at each three-month anniversary after the first puttable date. In 2010, we prepaid $379.4 million of FHLB advances with a weighted average rate of 4.62% and incurred prepayment penalties totaling $14.3 million.

Long-term Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt has a maturity term of 10 years and bears interest at a rate of three-month LIBOR plus 110 basis points. As of December 31, 2010, $50.0 million was outstanding with a rate of 1.40% under this note compared to $50.0 million at a rate of 1.35% at December 31, 2009. The subordinated debt qualifies as Tier 2 capital for regulatory reporting purpose and is included as a component of long-term debt in the consolidated balance sheet.

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

At December 31, 2010, Junior Subordinated Notes totaled $121.1 million with a weighted average interest rate of 2.46% compared to $121.1 million with a weighted average rate of 2.41% at December 31, 2009. The Junior Subordinated Notes have a stated maturity term of 30 years. The Junior Subordinated Notes issued qualify as Tier 1 capital for regulatory reporting purposes. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes our contractual obligations and commitments to make future payments as of December 31, 2010. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Contractual obligations:
Securities sold under agreements to repurchase (1)	$111,000	$50,000	$1,200,000	$200,000	$1,561,000
Advances from the Federal Home Loan Bank (2)	—	550,000	—	—	550,000
Other borrowings	5,824	2,641	—	19,111	27,576
Long-term debt	—	—	—	171,136	171,136
Operating leases	5,764	9,113	4,238	1,143	20,258
Deposits with stated maturity dates	4,059,152	215,619	210	—	4,274,981

	$4,181,740	$827,373	$1,204,448	$391,390	$6,604,951

Other commitments:
Commitments to extend credit	965,093	178,102	28,665	188,406	1,360,266
Standby letters of credit	58,440	1,436	—	—	59,876
Commercial letters of credit	62,090	632	—	—	62,722
Bill of lading guarantees	245	—	—	—	245

Total contractual obligations and other commitments	$5,267,608	$1,007,543	$1,233,113	$579,796	$8,088,060

(1)	These repurchase agreements have a final maturity of 5 years, 7 years and 10 years from origination date but are callable on a quarterly basis after the six months or one year anniversary according to agreements.
(2)	FHLB advances of $550.0 million that mature in 2012 are puttable on a quarterly basis as of December 31, 2010.

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

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by us to secure the obligations of a customer to a third party. In the event the customer does not perform in accordance with the terms of an agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek reimbursement from the customer. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

Capital Resources

Stockholders’ Equity

We obtain capital primarily from retained earnings, the issuance of additional common stock and, to a lesser extent, through our Dividend Reinvestment Plan and stock option exercises.

On February 1, 2010, the Company sold $132.3 million of new common stock consisting of 15,028,409 shares at an average price of $8.80 per share. Net of issuance costs and fees, this issuance added $124.9 million to common stockholders’ equity. In September 2009, the Company issued $32.4 million of new common stock consisting of 3,490,000 shares at an average price of $9.28 per share. Net of issuance costs and fees, this issuance added $31.4 million to common stockholders’ equity. On October 13, 2009, the Company issued $81.0 million of new common stock consisting of 8,756,756 shares at an average price of $9.25 per share. Net of issuance costs and fees, this issuance added $76.0 million to common stockholders’ equity. From November 23, 2009 through December 24, 2009, the Company issued $12.6 million of new common stock consisting of 1,623,100 shares at an average price of $7.73 per share. Net of issuance costs and fees, this issuance added $12.0 million to common stockholder’s equity. In December 2008, we obtained additional capital of $258.0 million by participating in the U.S. Treasury Troubled Asset Relief Program (“TARP”) Capital Purchase Program under the Emergency Economic Stabilization Act of 2008.

Total equity of $1.44 billion at December 31, 2010, was up $123.4 million, or 9.4%, compared to $1.31 billion at December 31, 2009. The increase in stockholders’ equity was due to a $12.2 million increase in net income and from common stock issuances of $124.9 million, reinvestment of dividends of $310,000 and amortization of unearned compensation of $3.3 million offset by payments of dividends on preferred stock of $13.6 million, payments of dividends on common stock of $3.1 million, an increase of $146,000 in unrealized losses on securities, a tax short-fall of $539,000 mainly from the expiration of stock options. The Company paid common stock cash dividends of $0.04 per common share in 2010 and $0.205 per common share in 2009.

We have participated in the U.S. Treasury TARP Capital Purchase Program under the Emergency Economic Stabilization Act of 2008. Pursuant to this program, on December 5, 2008, the U.S. Treasury purchased 258,000 shares of our Series B Preferred Stock in the amount of $258.0 million. The Series B Preferred Stock pays cumulative compounding dividends at a rate of 5% per year for the first five years, and thereafter at a rate of 9% per year. The shares are non-voting, other than class voting rights on matters that could adversely affect the shares. They are callable at par after three years. Prior to the end of three years, the senior preferred shares may only be redeemed with the proceeds from one or more qualified equity offerings. In conjunction with the purchase of senior preferred shares, the U.S. Treasury received warrants to purchase 1,846,374 shares of common stock at the exercise price of $20.96 with an aggregate market price equal to $38.7 million, 15% of the senior preferred stock amount that U.S. Treasury invested. The exercise price of $20.96 was calculated based on the average of closing prices of our common stock on the 20 trading days ending on the last trading day prior to November 17, 2008, the date that we received the preliminary approval for the capital purchase from the U.S. Treasury. The Company also adopted the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds securities issued under this program. See Part I — Item 1A — “Risk Factors” in this Annual Report on Form 10-K for a discussion of some of the factors that may affect us.

As of December 31, 2010, we remained authorized to purchase up to 622,500 shares of our common stock under our November 2007 stock repurchase program. No shares were repurchased during the three years from 2008 to 2010. As long as the U. S. Treasury owns any of our Series B Preferred Stock, we are precluded from any repurchase of our common stock. As discussed below under “Capital Resources — Regulatory Matters,” we are also subject to other restrictions on the repurchase of our common stock.

Capital Adequacy

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements. The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At December 31, 2010, Tier 1 risk-based capital ratio of 15.37%, total risk-based capital ratio of 17.27%, and Tier 1 leverage capital ratio of 11.44%, continued to place the Company in the “well capitalized” category, which is defined as institutions with Tier 1 risk-based capital ratio equal to or greater than 6.00%, total risk-based capital ratio equal to or greater than 10.00%, and Tier 1 leverage capital ratio equal to or greater than 5.00%. The comparable ratios for 2009 were Tier 1 risk-based capital ratio of 13.55%, total risk-based capital ratio of 15.43%, and Tier 1 leverage capital ratio of 9.64%.

Cathay Real Estate Investment Trust, of which 100% of the common stock is owned by the Bank, sold $4.4 million during 2003 and $4.2 million during 2004 of its 7.0% Series A Non-Cumulative preferred stock to accredited investors. During 2005, the Trust repurchased $131,000 of its preferred stock. This preferred stock qualifies as Tier 1 capital under current regulatory guidelines.

A table displaying the Bancorp’s and the Bank’s capital and leverage ratios at December 31, 2010 and 2009 is included in Note 22 to the Consolidated Financial Statements.

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our board of directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. Commencing with the second quarter of 2009, our board of directors reduced our common stock dividend to $.08 per share and $.01 per share thereafter. In January 2010, we adopted a capital management and dividend policy as part of our Three-Year Capital and Strategic Plan which included a policy to refrain from paying dividends in excess of $.01 per share per quarter, except when covered by operating earnings. On November 17, 2010, the Federal Reserve issued guidance that bank holding companies with U. S. Government investments still outstanding should not increase dividend payouts. The amount of future dividends will depend on earnings, financial condition, approval by our regulators, the repayment of our Series B Preferred Stock, capital requirements, and other factors, and will be determined by our Board of Directors in accordance with the capital management and dividend policy.

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

The terms of our Series B Preferred Stock and Junior Subordinated Securities also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends on our Series B Preferred Stock or in our payment of interest on our Junior Subordinated Securities, we may not pay dividends on our common stock. The Federal Reserve Board has previously issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. As a result of losses incurred in 2009, we were expected to so inform and consult with the Federal Reserve supervisory staff prior to declaring or paying any dividends and we have agreed under the memorandum of understanding with the FRB SF that we will not, without the FRB SF’s prior written approval, declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. There can be no assurance that our regulators will approve the payment of such dividends.

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, as of January 1, 2011, the Bank does not have any capacity to pay dividends to the Company without regulatory approval.

Regulatory Matters

On December 17, 2009, the Bancorp entered into a memorandum of understanding with the Federal Reserve Bank of San Francisco (FRB SF) under which we agreed that we will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. We do not believe that this agreement regarding dividends from the Bank will have a material adverse effect on our operations. We had retained a portion of the proceeds from our common stock offerings to be used, for among other things, payments of future dividends on our common and preferred stock and payments on trust preferred securities. At December 31, 2010, our cash on hand totaled $37.3 million which is sufficient to cover future dividends on our common stock at the current quarterly rate of $.01 per share, on our preferred stock, and payments on our trust preferred securities, subject to FRB SF approval, for at least two years.

Under the memorandum, we also agreed to submit to the FRB SF for review and approval a plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank, a dividend policy for the Bancorp, a plan to improve management of our liquidity position and funds management practices, and a liquidity policy and contingency funding plan for the Bancorp. As part of our compliance with the memorandum, on January 22, 2010, we submitted to the FRB SF a Three-Year Capital and Strategic Plan that updates a previously submitted plan and establishes, among other things, targets for our Tier 1 risk-based capital ratio, total risk-based capital ratio, Tier 1 leverage capital ratio and tangible common risk-based ratio, each of which, where applicable, are above the minimum requirements for a well-capitalized institution. In addition, we agreed to notify the FRB SF prior to effecting certain changes to our senior executive officers and board of directors and we are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments. We also agreed in the memorandum that we will not, without the prior written approval of the FRB SF, directly or indirectly, (i) incur, renew, increase or guaranty any debt, (ii) issue any trust preferred securities, or (iii) purchase, redeem, or otherwise acquire any of our stock. The target, actual, and any excess or deficiency capital levels of the Three-Year Capital and Strategic Plan submitted to the FRB SF are as follows as of December 31, 2010:

	Tier 1 risk-based capital ratio	Total risk-based capital ratio	Tier 1 leverage capital ratio	Tangible common risk-based ratio *
Actual	15.37%	17.27%	11.44%	10.65%
Target Levels	11.50%	13.50%	9.50%	5.00%
Excess	3.87%	3.77%	1.94%	5.65%

*	Tier 1 risk-based capital excluding preferred stock, trust preferred stock and REIT preferred stock divided by total risk-weighted assets.

On March 1, 2010, the Bank entered into a memorandum of understanding with the Department of Financial Institutions (DFI) and the FDIC pursuant to which we are required to develop and implement, within specified time periods, plans satisfactory to the DFI and the FDIC to reduce commercial real estate concentrations, to enhance and to improve the quality of our stress testing of the Bank’s loan portfolio, and to revise our loan policy in connection therewith; to develop and adopt a strategic plan addressing improved profitability and capital ratios and to reduce the Bank’s overall risk profile; to develop and adopt a capital plan; to develop and implement a plan to improve asset quality, including the methodology for calculating the loss reserve allocation and evaluating its adequacy; and to develop and implement a plan to reduce dependence on wholesale funding. In addition, we are required to report our progress to the DFI and FDIC on a quarterly basis. As part of our compliance with the Bank memorandum, on April 30, 2010, we submitted to the DFI and the FDIC a Three-Year Capital Plan that updated the Three-Year Capital and Strategic Plan previously submitted to the FRB SF on January 22, 2010, and established, among other things, targets for our Tier 1 risk-based capital ratio and total risk-based capital ratio, each of which are above the minimum requirements for a well-capitalized institution and effective June 30, 2010, a target Tier 1 to total tangible assets ratio. At December 31, 2010, we are in compliance with the applicable target ratios. The target, actual, and any excess or deficiency capital levels of the Three-Year Capital Plan submitted to the DFI and FDIC are as follows as of December 31, 2010:

	Tier 1 risk-based capital ratio	Total risk-based capital ratio	Tier 1 Capital to total tangible assets ratio
Actual	14.81%	16.71%	11.30%
Target Levels	11.50%	13.50%	9.50%
Excess	3.31%	3.21%	1.80%

Under the memorandum of understanding with the DFI and the FDIC, we are also subject to a restriction on dividends from the Bank to the Bancorp, a requirement to maintain adequate allowance for loan and lease losses, and restrictions on any new branches and business lines without prior approval. We are currently required to notify the FDIC prior to effecting certain changes to our senior executive officers and board of directors and are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments; and we are required to retain management and directors acceptable to the DFI and the FDIC. Following discussions with regulators, the Board of the Bank established a Compliance Committee to, among other things, review the Company’s management and governance and to make recommendations based on such review.

The Bancorp and the Bank have taken appropriate steps to comply with the terms of their respective memorandums of understanding and we believe we are in compliance with the memorandums except that the Company will make certain process improvements to its Capital Plan based on input from the FRB SF. In particular, on January 21, 2010 the Board of Directors of the Bank appointed the Compliance Committee to review the Company’s management and governance and to make recommendations based on such review and, on February 18, 2010, appointed the Company’s Audit Committee to oversee the implementation of the two memoranda. On February 1, 2010, net of issuance costs and fees, we raised $124.9 million in new capital through a public offering of common stock; see the section “Capital Resources—Stockholder’s Equity” above. We do not believe that the memoranda or our compliance activities will have a material adverse effect on our operations or financial condition, including liquidity. If we fail to comply with the terms of the memoranda, that failure could lead to additional enforcement action by regulators that could have a material adverse effect on our operations or financial condition.

Risk Elements of the Loan Portfolio

Non-performing Assets

Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, and OREO. Our policy is to place loans on non-accrual status if interest and principal or either interest or principal is past due 90 days or more, or in cases where management deems the full collection of principal and interest unlikely. After a loan is placed on non-accrual status, any previously accrued but unpaid interest is reversed and charged against current income and subsequent payments received are generally first applied towards the outstanding principal balance of the loan. Depending on the circumstances, management may elect to continue the accrual of interest on certain past due loans if partial payment is received and/or the loan is well collateralized and in the process of collection. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

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

Total non-performing portfolio assets, excluding non-accrual loans held for sale, decreased $26.6 million, or 7.6%, to $325.1 million at December 31, 2010, compared with $351.7 million at December 31, 2009, primarily due to a $38.3 million decrease in non-accrual loans offset by a $6.7 million increase in OREO and by a $5.0 million increase in accruing loans past due 90 days or more.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets decreased to 4.68% at December 31, 2010, from 5.05% at December 31, 2009. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 100.1% at December 31, 2010, from 77.36% at December 31, 2009.

The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Accruing loans past due 90 days or more	$5,006	$—	$6,733	$9,265	$8,008
Non-accrual loans	242,319	280,643	181,202	58,275	22,322

Total non-performing loans	247,325	280,643	187,935	67,540	30,330

Real estate acquired in foreclosure and other assets	77,740	71,014	63,892	16,147	5,259

Total non-performing assets	$325,065	$351,657	$251,827	$83,687	$35,589

Accruing troubled debt restructurings (TDRs)	$136,800	$54,992	$924	$12,601	$955
Non-accrual TDRs (included in non-accrual loans)	$28,146	$41,609	$11,614	$1,665	$3,504
Non-accrual loans held for sale	$2,873	$54,826	$—	$—	$—
Non-performing assets as a percentage of gross loans and other real estate owned at year-end	4.68%	5.05%	3.34%	1.25%	0.62%
Allowance for credit losses as a percentage of gross loans	3.60%	3.15%	1.73%	1.04%	1.13%
Allowance for credit losses as a percentage of non-performing loans	100.10%	77.36%	68.87%	102.99%	213.28%

The effect of non-accrual loans on interest income for the past five years is presented below:

	2010	2009	2008	2007	2006
	(In thousands)
Non-accrual Loans
Contractual interest due	$17,304	$23,746	$14,043	$5,324	$1,851
Interest recognized	4,853	9,830	8,782	2,756	851

Net interest foregone	$12,451	$13,916	$5,261	$2,568	$1,000

As of December 31, 2010, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

Non-accrual Loans

At December 31, 2010, total non-accrual portfolio loans of $242.3 million decreased $38.3 million, or 13.7%, from $280.6 million at December 31, 2009. The allowance for the collateral-dependent impaired loans is calculated by the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contract, or other available market price information. The allowance for collateral-dependent impaired loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

Non-accrual portfolio loans were $242.3 million at December 31, 2010, and consisted of four residential construction loans totaling $25.2 million, 10 non-farm non-residential construction loans totaling $28.7 million, 51 commercial real estate loans totaling $122.7 million, 13 land loans totaling $21.9 million, 36 commercial loans totaling $31.5 million, and 47 residential mortgage loans totaling $12.3 million. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status. The comparable numbers for 2009 were 13 residential construction loans totaling $54.5 million, nine non-farm non-residential construction loans totaling $36.8 million, 47 commercial real estate loans totaling $112.8 million, 20 land loans totaling $40.5 million, 40 commercial loans totaling $26.6 million, and 36 residential mortgage loans totaling $9.5 million.

At December 31, 2010, non-accrual loans held for sale of $2.9 million decreased $51.9 million from $54.8 million at December 31, 2009. In 2010, we sold six held for sale loans of $31.7 million with recorded gains of $779,000, transferred seven loans of $21.5 million to OREO, wrote down $2.9 million loans held for sale based on their appraisal value, and added four new loans of $4.3 million which were sold subsequently. At December 31, 2009, loans held for sale were comprised of $17.1 million for two residential construction loans, $11.7 million for seven commercial real estate loans, and $26.0 million for a commercial real estate loan which was sold on December 30, 2009. The sale of the $26.0 million commercial real estate loan was recognized for financial reporting purposes during the first quarter of 2010 when the cash portion of the purchase price was received. Total charge-offs of $19.3 million were recorded during the fourth quarter of 2009 upon the transfer of loans to held for sale. During the fourth quarter of 2009, eight loans were sold for $22.0 million.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	December 31, 2010		December 31, 2009
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/Multi-family residence	$50,341	$7,665	$69,408	$6,305
Commercial real estate	138,557	—	159,031	1,076
Land	21,923	—	25,634	—
Personal Property (UCC)	—	23,833	—	18,063
Unsecured	—	—	—	1,126

Total	$210,821	$31,498	$254,073	$26,570

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

	December 31, 2010		December 31, 2009
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$183,637	$2,234	$182,512	$664
Wholesale/Retail	16,599	28,864	62,082	25,568
Food/Restaurant	277	400	849	338
Other	10,308	—	8,630	—

Total	$210,821	$31,498	$254,073	$26,570

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

Other Real Estate Owned

At December 31, 2010, the net carrying value of OREO increased $6.7 million, or 9.5%, to $77.7 million from $71.0 million at December 31, 2009. OREO located in California was $55.9 million and was comprised primarily of seven parcels of land zoned for residential purpose of $14.3 million, six parcels of land zoned for commercial purpose of $8.1 million, two commercial building construction projects of $4.8 million, three residential construction projects of $9.7 million, eleven office and commercial use buildings of $18.4 million, and three single family residential properties of $605,000. OREO located in Texas was $12.9 million and was comprised of two residential construction projects of $3.7 million, two commercial use buildings construction projects of $1.9 million, two parcels of land zoned for residential purpose of $3.6 million, two multi-family residences of $1.7 million, one parcel of land zoned for commercial purpose of $906,000, three single family residential properties of $786,000, and an industrial building of $291,000. OREO located in the state of Washington was $4.3 million and was comprised of two residential construction projects of $1.8 million, one parcel of land zoned for residential purpose of $1.3 million, a commercial building construction project of $949,000, and a single family residence of $241,000. OREO located in the state of Nevada was a parcel of land zoned for residential purpose of $3.3 million. OREO in all other states was $1.3 million and was comprised primarily of three commercial use properties.

For 2009, OREO located in California was $51.6 million and was comprised primarily of six parcels of land zoned for residential purpose of $17.9 million, three office and commercial use buildings construction projects of

$11.0 million, six office and commercial use buildings of $7.1 million, four retail shopping centers of $6.3 million, eight single family residential properties of $5.0 million, three multi-family residential properties of $2.7 million, a multi-family residential construction project of $1.4 million, and a restaurant of $209,000. OREO located in Texas was comprised of twelve properties, including two multi-family residences of $5.7 million, three office and commercial use buildings of $4.5 million, two retail stores and shopping centers of $1.2 million, and four single family residential properties of $1.4 million. OREO located in the state of Washington was $4.3 million and in all other states was $2.4 million.

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a formal modification of the terms of a loan when the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. Although these loan modifications are considered under ASC Subtopic 310-40, formerly SFAS 15, to be troubled debt restructurings, the loans have, pursuant to the Bank’s policy, performed under the restructured terms and have demonstrated sustained performance under the modified terms for six months before being returned to accrual status. The sustained performance considered by management pursuant to its policy includes the periods prior to the modification if the prior performance met or exceeded the modified terms. This would include cash paid by the borrower prior to the restructure to set up interest reserves.

Troubled debt restructurings on accrual status totaled $136.8 million at December 31, 2010, and were comprised of 28 loans, an increase of $81.8 million, compared to 14 loans totaling $55.0 million at December 31, 2009. TDRs at December 31, 2010, were comprised of eight retail shopping and commercial use buildings of $64.4 million, six office and commercial use buildings of $20.8 million, three multi-family residential loans of $21.4 million, two hotel loans of $15.4 million, four single family residential loan of $10.5 million, three land loans of $2.5 million, and two commercial loans of $1.8 million. We expect that the troubled debt restructuring loans on accruing status as of December 31, 2010, which are all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. The average rate on commercial real estate TDRs was 4.75% compared to 5.83% earned on the entire commercial real estate portfolio in the fourth quarter of 2010. The comparable TDRs at December 31, 2009, were comprised of four office and commercial use buildings of $28.3 million, three multi-family residential loans of $11.6 million, a hotel loan of $10.3 million, two land loans of $2.3 million, three shopping center loans of $2.1 million, and a single family residential loan of $485,000.

A summary of TDRs by type of loans and by accrual/non-accrual status is shown below:

	December 31, 2010
	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans .	$1,131	$1,780	$—	$1,114	$4,025
Commercial mortgage loans	17,338	87,411	3,459	20,831	129,039
Residential mortgage loans	2,658	599	—	479	3,736

Total accruing TDRs	$21,127	$89,790	$3,459	$22,424	$136,800

	December 31, 2010
	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial mortgage loans	$1,239	$21,156	$2,310	$1,113	$25,818
Residential mortgage loans	340	1,037	—	951	2,328

Total non-accrual TDRs	$1,579	$22,193	$2,310	$2,064	$28,146

	December 31, 2009
	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Total
	(In thousands)
Accruing TDRs
Commercial mortgage loans	$8,864	$34,231	$863	$10,549	$54,507
Residential mortgage loans	—	485	—	—	485

Total accruing TDRs	$8,864	$34,716	$863	$10,549	$54,992

	December 31, 2009
	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial mortgage loans	$5,764	$9,322	$8,886	$17,637	$41,609

Total non-accrual TDRs	$5,764	$9,322	$8,886	$17,637	$41,609

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over 90 days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally a loan amount is $500,000 or less, are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are based on “as is” or bulk sale valuations. To ensure that appraised values remain current, we generally obtain an updated appraisal every six months from qualified independent appraisers. Furthermore, if the most current appraisal is dated more than three months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral. If the third party market data indicates that the value of our collateral property values has declined since the most recent valuation date, we adjust downward the value of the property to reflect current market conditions. If the fair value of the collateral is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 5% to 10% of the fair value, depending on the size of impaired loan, is charged off against the allowance for loan losses. Non-accrual impaired loans are not returned to accruing status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due, and are continued to be reviewed for continued impairment until they are no longer reported as troubled debt restructurings.

We identified impaired loans with a recorded investment of $382.0 million at December 31, 2010, compared to $390.5 million at December 31, 2009. The average balance of impaired loans was $370.6 million in 2010 and $359.6 million in 2009. We considered all non-accrual loans to be impaired. Interest recognized on impaired loans totaled $10.0 million in 2010 and $11.1 million in 2009. As of December 31, 2010, $210.8 million, or 87.0%, of the $242.3 million of non-accrual portfolio loans was secured by real estate. As of December 31, 2009, $254.1 million, or 90.5%, of the $280.6 million of non-accrual loans was secured by real estate. In light of declining property values in the current economic downturn affecting the real estate markets, the Bank has obtained current appraisals, sales contract, or other available market price information which provides updated factors in evaluating potential loss.

At December 31, 2010, $15.2 million of the $245.2 million allowance for loan losses was allocated for impaired loans and $230 million was allocated to the general allowance. At December 31, 2009, $15.1 million of the $211.9 million allowance for loan losses was allocated for impaired loans and $196.8 million was allocated to the general allowance. The amount of the allowance for loan losses allocated to impaired loans in 2010 remained essentially the same as in 2009. The remainder of the allowance for loan losses is a general allowance and increased during 2010 as a result of the increased weighting in the migration analysis to losses during the most recent two years, the increase in the number of segments for commercial real estate loans from one to ten and an increase in the environmental factor for purchased syndicated loans described in “Allowance for Credit Losses” below. In 2010, net loan charge-offs were $126.4 million, or 1.83%, of average loans compared to $219.3 million, or 3.02%, of average loans in 2009.

The allowance for credit losses to non-accrual loans increased to 102.2% at December 31, 2010, from 77.4% at December 31, 2009. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

The following table presents impaired loans and the related allowance and charge-off as of the dates indicated:

	Impaired Loans
	At December 31, 2010			At December 31, 2009
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(Dollars in thousands)
With no allocated allowance
Commercial loans	$41,233	$27,775	$—	$21,860	$14,712	$—
Real estate construction loans	102,186	64,274	—	42,913	31,805	—
Commercial mortgage loans	211,717	156,305	—	207,655	186,638	—
Residential mortgage and equity lines	7,823	7,436	—	5,251	5,110	—

Subtotal	$362,959	$255,790	$—	$277,679	$238,265	$—

With allocated allowance
Commercial loans	$13,930	$7,748	$2,925	$33,503	$24,055	$6,557
Real estate construction loans	15,429	13,416	7,470	101,195	76,583	4,649
Commercial mortgage loans	98,593	96,449	3,812	72,893	46,705	3,506
Residential mortgage and equity lines	9,811	8,589	978	6,397	4,853	421

Subtotal	$137,763	$126,202	$15,185	$213,988	$152,196	$15,133

Total impaired loans	$500,722	$381,992	$15,185	$491,667	$390,461	$15,133

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

The following table presents the summary of loans with interest reserves:

	Balance	Remaining Interest Reserves	Loans Extended
	(Dollars in thousands)
At December 31, 2010
Construction loans	$101,926	$4,466	$63,613
Land loans	—	—	—

Total	$101,926	$4,466	$63,613

At December 31, 2009
Construction loans	$325,689	$29,121	$136,483
Land loans	11,752	591	3,722

Total	$337,441	$29,712	$140,205

In 2010, the Bank had no loans on non-accrual status with available interest reserves. At December 31, 2010, $25.3 million of non-accrual residential construction loans, $28.9 million of non-accrual non-residential construction loans, and $11.3 million of non-accrual land loans had been originated with pre-established interest reserves. At December 31, 2009, $54.4 million of non-accrual residential construction loans, $37.0 million of non-accrual non-residential construction loans, and $20.9 million of non-accrual land loans had been originated with pre-established interest reserves.

While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity. Typically, these extensions are required due to construction delays, delays in sales or lease of property, or some combination of these two factors.

Loan Concentration

Most of our business activity is with customers located in the predominantly Asian areas of California; New York City; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; and New Jersey. We have no specific industry concentration, and generally our loans are collateralized with real property or other pledged collateral. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral. We experienced no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of December 31, 2010.

The Federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. In January 2010, the Bank reduced its internal limit for CRE loans from 400% of total capital to 300% of total capital to be achieved no later than December 2011. Total loans for construction, land development, and other land represented 40% as of December 31, 2010, and 68% of total risk-based capital as of December 31, 2009. Total CRE loans represented 285% as of December 31, 2010, and 332% of total risk-based capital as of December 31, 2009. See Part I — Item 1A — “Risk Factors” in this Annual Report on Form 10-K for a discussion of some of the factors that may affect us.

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

In addition, the Board of Directors of the Bank has established a written credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Bank maintains an adequate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is adequate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectibility when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality has resulted in an increase in the number of delinquencies, bankruptcies, and defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses in the current period. See Part I — Item 1A — “Risk Factors” in this Annual Report on Form 10-K for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

The allowance for loan losses was $245.2 million and the allowance for off-balance sheet unfunded credit commitments was $2.3 million at December 31, 2010, and represented the amount that the Company believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio including unfunded commitments. The allowance for credit losses, the sum of allowance for loan losses and for off-balance sheet unfunded credit commitments, was $247.6 million at December 31, 2010, compared to $217.1 million at December 31, 2009, an increase of $30.5 million, or 14.0%. The allowance for credit losses represented 3.60% of period-end gross loans, excluding loans held for sale, and 100.1% of non-performing portfolio loans at December 31, 2010. The comparable ratios were 3.15% of period-end gross loans and 77.4% of non-performing loans at December 31, 2009.

The following table sets forth the information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the past five years:

Allowance for Credit Losses

	Amount Outstanding as of December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of year	$211,889	$122,093	$64,983	$60,220	$56,438
Provision for credit losses	156,900	307,000	106,700	11,000	2,000
Reversal of/(transfer to) reserve for off-balance sheet credit commitments	2,870	2,125	(2,756)	(107)	(656)
Charge-offs:
Commercial loans	(21,609)	(59,370)	(12,932)	(7,503)	(1,985)
Construction loans-residential	(14,889)	(71,147)	(20,653)	(978)	—
Construction loans-other	(30,432)	(22,128)	—	—	—
Real estate loans	(47,765)	(52,931)	(5,291)	(903)	(3)
Real estate land loans	(24,060)	(16,967)	(9,553)	(667)	—
Installment loans and other loans	—	(4)	(254)	(23)	(42)

Total charge-offs	(138,755)	(222,547)	(48,683)	(10,074)	(2,030)
Recoveries:
Commercial loans	4,712	904	1,750	3,025	1,243
Construction loans-residential	5,448	1,140	83	190	—
Construction loans-other	553	—
Real estate loans	933	461	—	265	41
Real estate-land loans	668	692	—	—	—
Installment loans and other loans	13	21	16	32	31

Total recoveries	12,327	3,218	1,849	3,512	1,315
Allowance from acquisitions	—	—	—	432	3,153

Balance at end of year	$245,231	$211,889	$122,093	$64,983	$60,220

Reserve for off-balance sheet credit commitments
Balance at beginning of year	$5,207	$7,332	$4,576	$4,469	$3,813
Provision (reversal)/transfers for credit losses	(2,870)	(2,125)	2,756	107	656

Balance at end of year	$2,337	$5,207	$7,332	$4,576	$4,469

Average loans outstanding during year ended (1)	$6,879,457	$7,262,831	$7,214,689	$6,170,505	$5,310,564
Ratio of net charge-offs to average loans outstanding during the year (1)	1.84%	3.02%	0.65%	0.11%	0.01%
Provision for credit losses to average loans outstanding during the year (1)	2.28%	4.23%	1.48%	0.18%	0.04%
Allowance for credit losses to non-performing portfolio loans at year-end (2)	100.10%	77.36%	68.87%	102.99%	213.28%
Allowance for credit losses to gross loans at year-end (1)	3.60%	3.15%	1.73%	1.04%	1.13%

(1) Excluding loans held for sale

(2) Excluding non-accrual loans held for sale

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

•

General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and common risk characteristics. The non-impaired loans are grouped into 23 segments: two commercial segments, ten commercial real estate segments, three residential construction segments, three non-residential construction segments, one SBA segment, one installment loans segment, one residential mortgage segment, one equity lines of credit segment, and one overdrafts segment. The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which takes into account the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, and environmental factors which include the trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and concentration of credit. In addition, management reviews reports on past-due loans to ensure appropriate classifications. During the third quarter of 2007, we revised our minimum loss rates for loans rated Special Mention and Substandard to incorporate the results of a classification migration model reflecting actual losses beginning in 2003. Beginning in the third quarter of 2007, minimum loss rates have been assigned for loans graded Minimally Acceptable instead of grouping these loans with the unclassified portfolio. During the second quarter of 2009, in light of the continued deterioration in the economy and the increases in non-accrual loans and charge-offs, and based in part on regulatory considerations, we shortened the period used in the migration analysis from five years to four years to better reflect the impact of the most recent charge-offs, which increased the allowance for loan losses by $3.9 million; we increased the general allowance to reflect the higher loan delinquency trends, the weaker national and local economy and the increased difficulty in assigning loan grades, which increased the allowance for loan losses by $13.2 million, and we also applied the environmental factors described above to loans rated Minimally Acceptable, Special Mention and Substandard, which increased the allowance for loan losses by $11.8 million. During the fourth quarter of 2009, we changed our migration loss analysis to reduce the weighting of the first two years of the four-year migration analysis by half to better reflect the impact of more recent losses, and further segmented the construction loan portfolios into three geographic segments. The changes made during the fourth quarter of 2009 did not have a significant impact on the allowance for loan losses. During the first quarter of 2010, we increased the number of segments for commercial real estate loans from one to ten. In addition, we changed our migration loss analysis to use as the reserve factor for loans rated Pass the total weighted average losses during the last four years for each loan segment as well as the weighting for the four-year migration so that the first two years are weighted one-third and the most recent two years are weighted two-thirds. The changes made during the first quarter of 2010 increased the allowance for loan losses by $10.4 million. During the second quarter of 2010, we further refined our methodology to give greater weighting to the most recent twelve months of charge-offs in the calculation of the loan loss reserve percentage for Pass rated loans, which increased the allowance for loan losses by $10.4 million; we discontinued the weighting in the four-year migration analysis for loans rated lower than Pass, which increased the allowance for loan losses by $7.1 million, and we increased the environmental factors for purchased syndicated loans, which increased the allowance for loan losses by $2.0 million.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

Allocation of Allowance for Loan Losses

	As of December 31,
	2010		2009		2008		2007		2006
	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans
	(Dollars in thousands)
Type of Loans:
Commercial loans	$63,919	19.7%	$57,815	20.2%	$44,508	21.7%	$24,081	21.1%	$31,067	20.9%
Residential mortgage loans and equity lines	9,668	13.9	8,480	11.4	2,678	10.2	1,314	9.9	1,458	9.1
Commercial mortgage loans	128,347	58.3	100,494	56.8	35,060	55.7	26,646	56.4	22,226	57.6
Real estate construction loans	43,261	7.8	45,086	11.3	39,820	12.1	12,906	12.1	5,449	11.8
Installment and other loans	36	0.3	14	0.3	27	0.3	36	0.5	20	0.6

Total	$245,231	100.0%	$211,889	100.0%	$122,093	100.0%	$64,983	100.0%	$60,220	100.0%

The increase of $6.1 million in the allowance allocated to commercial loans to $63.9 million at December 31, 2010, from $57.8 million at December 31, 2009, is due primarily to the growth of commercial loans. Commercial loans increased $133.3 million, or 10.2%, from $1.3 billion at December 31, 2009 to $1.4 billion at December 31, 2010. At December 31, 2010, thirty-six commercial loans totaling $31.5 million were on non-accrual status and no commercial loans were past due 90 days and still accruing interest. At December 31, 2009, forty commercial loans totaling $26.6 million were on non-accrual status and no commercial loans were past due 90 days and still accruing interest. Commercial loans comprised 9.3% of impaired loans and 13.0% of non-accrual portfolio loans at December 31, 2010, compared to 9.9% of impaired loans and 9.5% of non-accrual portfolio loans at December 31, 2009.

The allowance allocated to residential mortgage loans and equity lines increased $1.2 million, to $9.7 million at December 31, 2010, from $8.5 million at December 31, 2009 primarily due to an increase in residential mortgage loans of $170.2 million, or 24.9%, to $852.5 million at December 31, 2010, from $682.3 million at December 31, 2009.

The allowance allocated to commercial mortgage loans increased from $100.5 million at December 31, 2009, to $128.3 million at December 31, 2010, due to increases in loans risk graded Minimally Acceptable and increases in the four-year weighted average loss rate. The overall allowance for total commercial mortgage loans was 3.3% at December 31, 2010, compared to 2.5% at December 31, 2009. At December 31, 2010, 64 commercial mortgage loans, excluding non-accrual loans held for sale, totaling $144.6 million were on non-accrual status. At December 31, 2009, 67 commercial mortgage loans, excluding non-accrual loans held for sale, totaling $153.3 million were on non-accrual status. Commercial mortgage loans comprised 66.2% of impaired loans, 59.7% of non-accrual portfolio loans, and 16.6% of loans over 90 days past due still on accrual status at December 31, 2010, compared to 59.8% of impaired loans and 54.6% of non-accrual portfolio loans at December 31, 2009. No loans were over 90 days past due still on accrual status at December 31, 2009.

The allowance allocated for construction loans decreased $1.8 million to $43.3 million, or 10.6%, of construction loans at December 31, 2010, compared to $45.1 million, or 7.2%, of construction loans at December 31, 2009, primarily due to decreases in construction loans of $216.1 million, or 34.5%, from $626.1 million at December 31, 2009, to $410.0 million at December 31, 2010. Fourteen construction loans totaling $53.9 million were on non-accrual status at December 31, 2010, compared to twenty two loans totaling $91.3 million at December 31, 2009. Construction loans comprised 20.3% of impaired loans, 22.3% of non-accrual portfolio loans, and 83.4% of loans over 90 days still on accrual status at December 31, 2010, compared to 27.7% of impaired loans and 32.5% of non-accrual portfolio loans at December 31, 2009.

Also, see Part I — Item 1A — “Risk Factors” above in this Annual Report Form 10-K for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. At December 31, 2010, our liquidity ratio (defined as net cash and short-term and marketable securities to net deposits and short-term liabilities) decreased to 20.3% primarily due to lower securities balances, compared to 25.4% at December 31, 2009.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2010, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.54 billion. Total advances from the FHLB of San Francisco were $550.0 million at December 31, 2010. These borrowings bear fixed rates and are secured by loans and securities. See Note 10 to the Consolidated Financial Statements. At December 31, 2010, the Bank pledged $286.6 million of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $259.1 million from Federal Reserve Bank Discount Window at December 31, 2010.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At December 31, 2010, investment securities totaled $2.84 billion, with $1.80 billion pledged as collateral for borrowings and other commitments. The remaining $1.04 billion was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 95.0% of our time deposits mature within one year or less as of December 31, 2010. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity for the next twelve months to the Bank to meet its operating needs.

The Company obtains funding for its activities primarily through dividend income contributed by the Bank, the issuance of additional common stock and, to a lesser extent, proceeds from the issuance of the Bancorp common stock through our Dividend Reinvestment Plan and exercise of stock options. Dividends paid to the Bancorp by the Bank are subject to regulatory limitations and approval. In light of the uncertain economic times and the regulatory considerations described above under “Dividend Policy” and “Regulatory Matters”, the Bank did not pay a dividend to the Bancorp in 2009 and is not expected to pay a dividend to the Bancorp in 2010. The business activities of the Bancorp consist primarily of the operation of the Bank and limited activities in other investments. Management believes the Bancorp’s cash on hand of $37.3 million on December 31, 2010, is sufficient to meet its operational needs for the next twelve months.

Also, see Note 14 to the Consolidated Financial Statements regarding commitments and contingencies.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for details of recent accounting pronouncements and their expected impact, if any, on the Consolidated Financial Statements.

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

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At December 31, 2010, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 4.1%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 7.0%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 2.7%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 8.6%.

Our simulation model also projects the net market value of our portfolio of assets and liabilities. We have established a tolerance level to value the net market value of our portfolio of assets and liabilities in our policy to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2010, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net market value of our portfolio of assets and liabilities would increase by 5.8%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net market value of our assets and liabilities would decrease by 3.9%.

Quantitative Information About Interest Rate Risk

The following table shows the carrying value of our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, as well as the instruments’ total fair values at December 31, 2010, and 2009. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities which are described in Note 17 to the Consolidated Financial Statements. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

	Average Interest Rate	Expected Maturity Date at December 31,						December 31,
								2010		2009
								Total	Fair Value	Total	Fair Value
		2011	2012	2013	2014	2015	Thereafter
	(Dollars in thousands)
Interest-Sensitive Assets:
Mortgage-backed securities and collateralized mortgage obligations	3.61%	$309,733	$222,696	$162,812	$115,420	$85,354	$371,591	$1,267,606	$1,271,183	$2,525,104	$2,517,810
Other investment securities	2.85	100,732	163,888	85,231	—	393,712	832,500	1,576,063	1,569,743	1,025,010	1,026,197
Loans held-for-sale	6.86	2,873	—	—	—	—	—	2,873	2,873	54,826	54,826
Gross loans receivable:
Commercial	4.59	1,084,039	180,041	77,426	27,257	30,914	41,490	1,441,167	1,372,508	1,307,880	1,303,489
Residential Mortgage	5.09	4,776	10,300	7,652	2,844	9,881	1,025,877	1,061,330	1,072,510	878,266	884,008
Commercial Mortgage	5.92	730,341	563,275	502,409	472,113	548,480	1,123,443	3,940,061	3,773,673	4,065,155	3,745,934
Real estate construction	5.49	349,767	41,106	—	—	17,226	1,887	409,986	366,473	626,087	580,296
Installment & other	2.84	15,639	414	—	6	18	—	16,077	11,337	21,754	14,443
Securities purchased under agreements to resell	0.20	110,000	—	—	—	—	—	110,000	110,000	—	—
Trading securities	1.32	1,517	2,278	—	—	—	23	3,818	3,818	18	18
Interest Sensitive Liabilities:
Other interest-bearing deposits	0.54	235,140	234,137	151,174	122,632	106,650	936,832	1,786,565	1,786,565	1,628,192	1,628,192
Time deposits	1.35	4,059,152	191,408	24,211	60	150	—	4,274,981	4,290,048	5,012,297	5,027,861
Securities sold under agreements to repurchase	4.18	111,000	50,000	—	950,000	250,000	200,000	1,561,000	1,704,585	1,557,000	1,695,130
Advances from the Federal Home Loan Bank	4.43	—	550,000	—	—	—	—	550,000	580,054	929,362	993,243
Other borrowings from financial institutions	0.48	5,824	2,641	—	—	—	—	8,465	8,474	7,212	7,090
Other borrowings	—	—	—	—	—	—	19,111	19,111	19,111	19,320	19,320
Long-term debt	2.15	—	—	—	—	—	171,136	171,136	114,557	171,136	92,553
Off-Balance Sheet Financial Instruments:
Commitments to extend credit		965,093	154,507	23,595	17,521	11,144	188,406	1,360,266	(603)	1,591,019	(621)
Standby letters of credit		58,440	1,369	67	—	—	—	59,876	(282)	61,488	(200)
Other letters of credit		62,090	632	—	—	—	—	62,722	(38)	49,257	(22)
Bill of lading guarantees		245	—	—	—	—	—	245	(1)	300	(1)

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

As of December 31, 2010, we had five interest rate swap agreements outstanding with two major financial institutions in the notional amount of $300.0 million for a period of three years. These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities. At December 31, 2010, we paid a fixed rate at a weighted average rate of 1.95% and received a floating 3-month Libor rate at a weighted average rate of 0.30%. The net amount accrued on these interest rate swaps of $4.8 million for 2010 was recorded to reduce other non-interest income compared to $2.4 million for 2009. At December 31, 2010, we recorded $5.8 million within other liabilities to recognize the negative fair value of these interest rate swaps compared to $694,000 at December 31, 2009.

We enter into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates, for foreign exchange certificates of deposit, foreign currency contracts or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign currency certificates of deposit, foreign exchange contracts, or foreign currency option contracts are recognized immediately in operations as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At December 31, 2010, the notional amount of option contracts totaled $29.3 million with a net positive fair value of $35,000. Spot and forward contracts in the total notional amount of $112.7 million had positive fair value, in the amount of $4.6 million, at December 31, 2010. Spot and forward contracts in the total notional amount of $68.4 million had a negative fair value, in the amount of $1.9 million, at December 31, 2010. At December 31, 2009, the notional amount of option contracts totaled $4.7 million with a net positive fair value of $10,000. Spot and forward contracts in the total notional amount of $60.7 million had positive fair value, in the amount of $3.6 million, at December 31, 2009. Spot and forward contracts in the total notional amount of $60.8 million had a negative fair value, in the amount of $967,000, at December 31, 2009.

Item 8.	Financial Statements and Supplementary Data.

For financial statements, see “Index to Consolidated Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Bancorp’s principal executive officer and principal financial officer have evaluated the effectiveness of the Bancorp’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation, the principal executive officer and principal financial officer have concluded that the Bancorp’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Bancorp in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in such reports is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2010, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” below.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cathay General Bancorp:

We have audited Cathay General Bancorp’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cathay General Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cathay General Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cathay General Bancorp and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

February 25, 2011

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities and Exchange Act of 1934, the code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and matters relating to corporate governance is incorporated herein by reference from the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors” and “Code of Ethics” in our Definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference from the information set forth under the captions “The Board of Directors—Compensation of Directors,” “Executive Compensation,” and “Potential Payments Upon Termination or Change in Control,” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2010, with respect to compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights 1/ (a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)] (c)
Equity Compensation Plans Approved by Security Holders	4,947,348	$27.93	1,839,153
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	4,947,348	$27.93	1,839,153

1/	Includes options granted under the GBC Bancorp 1999 Employee Stock Incentive Plan (the “GBC Bancorp Plan”). On October 20, 2003, pursuant to the terms of its merger with GBC Bancorp, the Company assumed an obligation to issue up to 1,416,520 shares of the Company’s common stock on exercise of outstanding options under the GBC Bancorp Plan. As of December 31, 2010, options on 437,394 shares remain outstanding under the GBC Bancorp Plan. No further grants will be made under the GBC Bancorp Plan.

Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors- Security Ownership of Nominees, Continuing Directors, and Named Executive Officers” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the information set forth under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “The Board of Directors- Director Independence” in our Proxy Statement.

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

(b) Exhibits

3.1	Restated Certificate of Incorporation. Previously filed with the Securities and Exchange Commission on March 16, 2010, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

3.1.1	Amendment to Restated Certificate of Incorporation. Previously filed with the Securities and Exchange Commission on March 16, 2010, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

3.2	Restated Bylaws. Previously filed with the Securities and Exchange Commission on March 16, 2010, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

3.2.1	Amendment to Restated Bylaws, effective October 20, 2003. Previously filed with the Securities and Exchange Commission on March 16, 2010, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

3.2.2	Amendment to Restated Bylaws, effective October 18, 2007. Previously filed with the Securities and Exchange Commission on October 22, 2007, as an exhibit to Bancorp’s Current Report on Form 8-K, and incorporated herein by this reference.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock. Previously filed with Securities and Exchange Commission on March 1, 2007, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

3.4	Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series B. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.

4.1	Indenture, dated as of March 30, 2007, between Cathay General Bancorp and LaSalle Bank National Association (including form of debenture). Previously filed with the Securities and Exchange Commission on May 10, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by this reference.

4.1.1	Amended and Restated Declaration of Trust of Cathay Capital Trust III, dated as of March 30, 2007. Previously filed with the Securities and Exchange Commission on May 10, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by this reference.

4.1.2	Guarantee Agreement, dated as of March 30, 2007, between Cathay General Bancorp and LaSalle Bank National Association. Previously filed with the Securities and Exchange Commission on May 10, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by this reference.

4.1.3	Form of Capital Securities of Cathay Capital Trust III (included within Exhibit 4.1.1) Previously filed with the Securities and Exchange Commission on May 10, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by this reference.

4.2	Warrant to purchase up to 1,846,374 shares of Common Stock, issued on December 5, 2008. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.

4.3	Form of Preferred Share Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.

4.4	Distribution Agreement, dated as of September 9, 2009, between Cathay General Bancorp and J.P. Morgan Securities Inc. Previously filed with the Securities and Exchange Commission on September 23, 2009, as an exhibit to the Bancorp’s Current Report on Form 8-K/A, and incorporated herein by reference.

4.5	Distribution Agreement, dated as of September 9, 2009, between Cathay General Bancorp and Deutsche Bank Securities Inc. Previously filed with the Securities and Exchange Commission on September 23, 2009, as an exhibit to the Bancorp’s Current Report on Form 8-K/A, and incorporated herein by reference.

4.6	Purchase Agreement, dated as of October 13, 2009, between Cathay General Bancorp and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Previously filed with the Securities and Exchange Commission on October 14, 2009, as an exhibit to the Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.

4.7	ATM Equity Offering SM Sales Agreement, dated November 23, 2009, between Cathay General Bancorp and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Previously filed with the Securities and Exchange Commission on November 23, 2009, as an exhibit to the Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.

10.1	Form of Indemnity Agreements between the Bancorp and its directors and certain officers. Previously filed with Securities and Exchange Commission on March 1, 2007, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.2	Cathay Bank Employee Stock Ownership Plan, as amended and restated effective January 1, 2010.**+

10.2.1	Amendment No. 7 effective July 1, 2007, January 1, 2007, January 1, 2008, December 31, 2008, January 1, 2009, and January 1, 2010 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan effective January 1, 1997. Previously filed with the Securities and Exchange Commission on March 16, 2010, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.**

10.3	Dividend Reinvestment Plan of the Bancorp. Previously filed with the Securities and Exchange Commission on April 30, 1997, as an exhibit to Registration Statement No. 33-33767, and incorporated herein by reference.

10.4	Equity Incentive Plan of the Bancorp effective February 19, 1998. Previously filed with the Securities and Exchange Commission on March 16, 2006, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.**

10.4.1	First Amendment to Cathay Bancorp, Inc. Equity Incentive Plan. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.5	GBC Bancorp 1999 Employee Stock Incentive Plan. Previously filed with Securities and Exchange Commission on March 1, 2007, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.**

10.6	Cathay Bank Bonus Deferral Agreement (Amended and Restated). Previously filed with the Securities and Exchange Commission on November 9, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by this reference.**

10.7	Cathay General Bancorp 2005 Incentive Plan (Amended and Restated). Previously filed with the Securities and Exchange Commission on November 9, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by this reference.**

10.7.1	Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Award Agreement. **+

10.7.2	Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory). **+

10.7.3	Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory) (Nonemployee Director). Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.7.4	Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Unit Agreement. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.8	Letter Agreement, dated December 5, 2008, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the U.S. Treasury. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report on Form 8-K and incorporated herein by reference.

10.9	Form of Waiver, executed by each of Messrs. Dunson K. Cheng, Peter Wu, Anthony M. Tang, Heng W. Chen, Irwin Wong, Kim R. Bingham, and Perry P. Oei. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.**

10.9.1	Form of Consent, executed by each of Messrs. Dunson K. Cheng, Peter Wu, Anthony M. Tang, Heng W. Chen, Irwin Wong, Kim R. Bingham, and Perry P. Oei as to adoption of amendments to Benefit Plans as required by Section 111(b) of EESA. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.**

10.9.2	Form of Consent, executed by each of Messrs. Dunson K. Cheng, Peter Wu, Anthony M. Tang, Heng W. Chen, Irwin Wong, Kim R. Bingham, and Perry P. Oei as to adoption of amendments to Benefit Plans as required by Section 111(b) of EESA, as amended by the American Recovery Reinvestment Act of 2009. Previously filed with the Securities and Exchange Commission on March 16, 2010, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.**

10.10	Amended and Restated Change of Control Employment Agreement for Dunson K. Cheng dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.10.1	Amended and Restated Change of Control Employment Agreement for Peter Wu dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.10.2	Amended and Restated Change of Control Employment Agreement for Anthony M. Tang dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.10.3	Amended and Restated Change of Control Employment Agreement for Heng W. Chen dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.10.4	Amended and Restated Change of Control Employment Agreement for Irwin Wong dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.10.5	Amended and Restated Change of Control Employment Agreement for Kim Bingham dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.10.6	Amended and Restated Change of Control Employment Agreement for Perry P. Oei dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. +

21.1	Subsidiaries of the Bancorp.+

23.1	Consent of Independent Registered Public Accounting Firm.+

24.1	Power of Attorney.+

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

99.1	Certification for Years Following First Fiscal Year of the Principal Executive Officer Pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008.+

99.2	Certification for Years Following First Fiscal Year of the Principal Financial Officer Pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008.+

**	Management contract or compensatory plan or arrangement.
+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cathay General Bancorp

By:	/s/ DUNSON K. CHENG
Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DUNSON K. CHENG Dunson K. Cheng	President, Chairman of the Board, Director, and Chief Executive Officer (principal executive officer)	February 25, 2011

/s/ HENG W. CHEN Heng W. Chen	Executive Vice President, Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)	February 25, 2011

/s/ PETER WU Peter Wu	Director	February 25, 2011

/s/ ANTHONY M. TANG Anthony M. Tang	Director	February 25, 2011

/s/ KELLY L. CHAN Kelly L. Chan	Director	February 25, 2011

/s/ MICHAEL M.Y. CHANG	Director	February 25, 2011
Michael M.Y. Chang

/s/ THOMAS C.T. CHIU Thomas C.T. Chiu	Director	February 25, 2011

/s/ NELSON CHUNG Nelson Chung	Director	February 25, 2011

/s/ PATRICK S.D. LEE Patrick S.D. Lee	Director	February 25, 2011

Signature	Title	Date

/s/ TING LIU Ting Liu	Director	February 25, 2011

/s/ JOSEPH C.H. POON Joseph C.H. Poon	Director	February 25, 2011

/s/ THOMAS G. TARTAGLIA Thomas G. Tartaglia	Director	February 25, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2010 and 2009	F-3

Consolidated Statements of Operations and Comprehensive Income/(Loss) for each of the years ended December 31, 2010, 2009, and 2008 ..	F-4

Consolidated Statements of Changes in Stockholders’ Equity for each of the years ended December 31, 2010, 2009, and 2008 ..	F-5

Consolidated Statements of Cash Flows for each of the years ended December 31, 2010, 2009, and 2008	F-7

Notes to Consolidated Financial Statements	F-9

Parent-only condensed financial information of Cathay General Bancorp is included in Note 20 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F-53

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cathay General Bancorp:

We have audited the accompanying consolidated balance sheets of Cathay General Bancorp and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cathay General Bancorp and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cathay General Bancorp’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

February 25, 2011

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$87,347	$100,124
Short-term investments and interest bearing deposits	206,321	254,726
Securities purchased under agreements to resell	110,000	—
Securities held-to-maturity (market value of $837,359 in 2010 and $628,908 in 2009)	840,102	635,015
Securities available-for-sale (amortized cost of $2,005,330 in 2010 and $2,916,491 in 2009)	2,003,567	2,915,099
Trading securities	3,818	18
Loans held for sale	2,873	54,826
Loans	6,868,621	6,899,142
Less: Allowance for loan losses	(245,231)	(211,889)
Unamortized deferred loan fees, net	(7,621)	(8,339)

Loans, net	6,615,769	6,678,914
Federal Home Loan Bank stock	63,873	71,791
Other real estate owned, net	77,740	71,014
Affordable housing investments, net	88,472	95,853
Premises and equipment, net	109,456	108,635
Customers’ liability on acceptances	14,014	26,554
Accrued interest receivable	35,382	35,982
Goodwill	316,340	316,340
Other intangible assets, net	17,044	23,157
Other assets	209,868	200,184

Total assets	$10,801,986	$11,588,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$930,300	$864,551
Interest-bearing deposits:
NOW deposits	418,703	337,304
Money market deposits	982,617	943,164
Savings deposits	385,245	347,724
Time deposits under $100,000	1,081,266	1,529,954
Time deposits of $100,000 or more	3,193,715	3,482,343

Total deposits	6,991,846	7,505,040

Securities sold under agreements to repurchase	1,561,000	1,557,000
Advances from the Federal Home Loan Bank	550,000	929,362
Other borrowings from financial institutions	8,465	7,212
Other borrowings for affordable housing investments	19,111	19,320
Long-term debt	171,136	171,136
Acceptances outstanding	14,014	26,554
Other liabilities	50,309	59,864

Total liabilities	9,365,881	10,275,488

Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized, 258,000 issued and outstanding in 2010 and 2009	247,455	243,967
Common stock, $0.01 par value, 100,000,000 shares authorized, 82,739,348 issued and 78,531,783 outstanding at December 31, 2010, and 67,667,155 issued and 63,459,590 outstanding at December 31, 2009	827	677
Additional paid-in-capital	762,509	634,623
Accumulated other comprehensive income/(loss), net	(1,022)	(875)
Retained earnings	543,625	551,588
Treasury stock, at cost (4,207,565 shares at December 31, 2010, and at December 31, 2009)	(125,736)	(125,736)

Total Cathay General Bancorp stockholders’ equity	1,427,658	1,304,244

Noncontrolling interest	8,447	8,500

Total equity	1,436,105	1,312,744

Total liabilities and equity	$10,801,986	$11,588,232

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable	$380,662	$401,831	$452,216
Investment securities-taxable	106,568	123,939	115,890
Investment securities-nontaxable	854	788	1,250
Federal Home Loan Bank stock .	237	149	3,301
Federal funds sold and securities purchased under agreement to resell .	14	1,351	15,017
Deposits with banks	1,259	673	656
Agency preferred stock	—	—	1,621

Total interest and dividend income	489,594	528,731	589,951
INTEREST EXPENSE
Time deposits of $100,000 or more	54,219	83,349	111,293
Other deposits	29,943	50,207	66,417
Interest on securities sold under agreements to repurchase	66,141	65,182	60,559
Advances from the Federal Home Loan Bank .	37,527	42,442	46,512
Long-term debt	3,852	4,835	9,090
Short-term borrowings .	6	24	933

Total interest expense .	191,688	246,039	294,804

Net interest income before provision for credit losses .	297,906	282,692	295,147
Provision for credit losses .	156,900	307,000	106,700

Net interest income/(loss) after provision for credit losses	141,006	(24,308)	188,447

NON-INTEREST INCOME
Securities gains/(losses), net	18,695	55,644	(5,971)
Letters of credit commissions .	4,466	4,216	5,613
Depository service fees	5,220	5,206	4,741
Other operating income .	3,870	13,588	14,524

Total non-interest income .	32,251	78,654	18,907

NON-INTEREST EXPENSE
Salaries and employee benefits	58,835	60,795	66,626
Occupancy expense .	12,188	16,109	13,236
Computer and equipment expense .	8,230	7,856	7,859
Professional services expense .	17,630	16,428	12,011
FDIC and State assessments	19,549	19,386	4,809
Marketing expense .	3,160	2,593	3,616
Other real estate owned	16,011	36,075	4,953
Operations of investments in affordable housing	7,611	7,338	7,397
Amortization of core deposit premium	5,958	6,636	6,909
Cost associated with debt redemption .	14,261	—	—
Other operating expense .	12,278	9,821	9,260

Total non-interest expense	175,711	183,037	136,676

(Loss)/income before income tax (benefit)/expense	(2,454)	(128,691)	70,678
Income tax (benefit)/expense	(14,629)	(61,912)	19,554

Net income/(loss) .	12,175	(66,779)	51,124

Less: net income attributable to noncontrolling interest .	(610)	(611)	(603)

Net income/(loss) attributable to Cathay General Bancorp .	11,565	(67,390)	50,521

Dividends on preferred stock	(16,388)	(16,338)	(1,140)

Net (loss)/income attributable to common stockholders	$(4,823)	$(83,728)	$49,381

Other comprehensive (loss)/income, net of tax:
Unrealized holding gains/(losses) arising during the year .	7,714	(806)	21,361
Less: reclassification adjustment for gains/(losses) included in net income	7,860	23,396	(2,511)

Total other comprehensive (loss)/income, net of tax	(146)	(24,202)	23,872

Total comprehensive income/(loss)	$11,419	$(91,592)	$74,393

Net (loss)/income attributable to common stockholders per common share
Basic	$(0.06)	$(1.59)	$1.00
Diluted	$(0.06)	$(1.59)	$1.00
Basic average common shares outstanding	77,073,954	52,629,159	49,414,824
Diluted average common shares outstanding	77,073,954	52,629,159	49,529,793

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010, 2009, and 2008

(In thousands, except number of shares)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2007	—	—	49,336,187	$535	$480,557	$(545)	$617,108	$(125,736)	$—	$971,919

Adjustment to initially apply EITF 06-4	—	—	—	—	—	—	(147)	—	—	(147)

Balance at January 1, 2008	—	—	49,336,187	535	480,557	(545)	616,961	(125,736)	—	971,772

Issuance of series B preferred stock	258,000	240,554	—	—	—	—	—	—	—	240,554
Issuance of common stock warrant	—	—	—	—	17,673	—	—	—	—	17,673
Issuances of common stock — Dividend Reinvestment Plan	—	—	151,157	1	2,550	—	—	—	—	2,551
Stock options exercised	—	—	20,906	1	372	—	—	—	—	373
Tax short-fall from stock options	—	—	—	—	(247)	—	—	—	—	(247)
Stock-based compensation	—	—	—	—	7,708	—	—	—	—	7,708
Cash dividends of $0.420 per share	—	—	—	—	—	—	(20,750)	—	—	(20,750)
Dividend on preferred stock	—	—	—	—	—	—	(1,140)	—	—	(1,140)
Change in other comprehensive income	—	—	—	—	—	23,872	—	—	—	23,872
Net income	—	—	—	—	—	—	50,521	—	—	50,521

Balance at December 31, 2008	258,000	240,554	49,508,250	537	508,613	23,327	645,592	(125,736)	0	1,292,887

Adjustment to intially apply FASB No. 160	—	—	—	—	—	—	—	—	8,500	8,500

Balance at January 1, 2009	258,000	240,554	49,508,250	537	508,613	23,327	645,592	(125,736)	8,500	1,301,387

Forfeiture of restricted stock	—	—	(20,000)	—	—	—	—	—	—	—
Issuances of common stock — Common stock issuance	—	—	13,869,856	139	119,309	—	—	—	—	119,448
Dividend Reinvestment Plan	—	—	87,241	1	1,159	—	—	—	—	1,160
Restricted stock units vested	—	—	12,963	—	—	—	—	—	—	—
Stock options exercised	—	—	1,280	—	13	—	—	—	—	13
Tax short-fall from stock options	—	—	—	—	(196)	—	—	—	—	(196)
Stock-based compensation	—	—	—	—	5,725	—	—	—	—	5,725
Cash dividends of $0.205 per share	—	—	—	—	—	—	(10,276)	—	—	(10,276)
Discount accretion and other adjustment on preferred stock	—	3,413	—	—	—	—	(3,438)	—	—	(25)
Dividends on preferred stock	—	—	—	—	—	—	(12,900)	—	(611)	(13,511)
Change in other comprehensive loss	—	—	—	—	—	(24,202)	—	—	—	(24,202)
Net loss	—	—	—	—	—	—	(67,390)	—	611	(66,779)

Balance at December 31, 2009 .	258,000	243,967	63,459,590	677	634,623	(875)	551,588	(125,736)	8,500	1,312,744

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(In thousands, except number of shares)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Issuances of common stock — Common stock issuance	—	—	15,028,409	150	124,778	—	—	—	—	124,928
Dividend Reinvestment Plan	—	—	28,778	—	310	—	—	—	—	310
Restricted stock units vested	—	—	15,006	—	—	—	—	—	—	—
Tax short-fall from stock options	—	—	—	—	(539)	—	—	—	—	(539)
Stock-based compensation	—	—	—	—	3,337	—	—	—	—	3,337
Cash dividends of $0.04 per share	—	—	—	—	—	—	(3,140)	—	—	(3,140)
Discount accretion and other adjustment on preferred stock	—	3,488	—	—	—	—	(3,488)	—	—	—
Dividends on preferred stock	—	—	—	—	—	—	(12,900)	—	(610)	(13,510)
Redemption of noncontrolling interest	—	—	—	—	—	—	—	—	(53)	(53)
Change in other comprehensive loss	—	—	—	—	—	(147)	—	—	—	(147)
Net income	—	—	—	—	—	—	11,565	—	610	12,175

Balance at December 31, 2010 .	258,000	$247,455	78,531,783	$827	$762,509	$(1,022)	$543,625	$(125,736)	$8,447	$1,436,105

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash Flows from Operating Activities
Net income/(loss)	$12,175	$(66,779)	$51,124
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	156,900	307,000	106,700
Provision for losses on other real estate owned	20,139	28,216	3,604
Deferred tax benefit .	(38,504)	(37,115)	(50,851)
Depreciation	4,619	7,695	4,166
Net (gains)/losses on sale and transfers of other real estate owned .	(9,977)	2,065	11
Net gains on sale of loans	(149)	(4,761)	(314)
Net gains on sale of loans held for sale	(779)	—	—
Proceeds from sale of loans .	7,481	44,597	10,599
Originations of loans held for sale	(7,332)	(9,418)	(3,112)
Write-downs on loans held for sale	3,160	—	—
Increase in unrealized loss from interest rate swaps	5,814	—	—
Purchase of trading securities	(3,795)	—	—
Federal Home Loan Bank stock dividends	—	—	(3,749)
Write-down on venture capital and other investments	515	1,982	1,458
Write-down on impaired securities	492	817	35,331
Gain on sales and calls of securities	(19,253)	(56,461)	(29,360)
Other non-cash interest .	(794)	7	(11)
Amortization of security premiums, net .	6,667	2,816	2,035
Amortization of other intangible assets .	6,034	6,703	7,006
Excess tax short-fall from stock options	539	196	247
Stock based compensation expense .	3,337	5,725	7,708
Gains on sale of premises and equipment .	—	—	(21)
Decrease in accrued interest receivable	600	7,621	9,429
Noncontrolling interest .	(610)	(611)	(603)
Decrease/(increase) in other assets, net .	34,594	(63,426)	24,305
Decrease in other liabilities	(13,368)	(30,461)	(7,951)

Net cash provided by operating activities	168,505	146,408	167,751
Cash Flows from Investing Activities
Decrease/(increase) in short-term investments .	48,404	(229,726)	(22,722)
Decrease in long-term investments .	—	—	50,000
(Increase)/decrease in securities purchased under agreements to resell	(110,000)	201,000	315,100
Purchase of investment securities available-for-sale .	(3,366,780)	(1,573,823)	(1,780,694)
Proceeds from maturity and call of investment securities available-for-sale	2,876,414	1,428,468	1,063,538
Proceeds from sale of investment securities available-for-sale	65,139	51,679	651,423
Purchase of mortgage-backed securities available-for-sale	—	(2,487,276)	(2,536,115)
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	1,351,018	2,760,904	1,898,882
Purchase of investment securities held-to-maturity	(150,164)	(99,858)	—
Purchase of mortgage-backed securities held-to-maturity	(165,527)	(536,262)	—
Proceeds from maturity and call of investment securities held-to-maturity	108,067	1,057	—
Purchase of Federal Home Loan Bank stock .	—	—	(7,820)
Redemption of Federal Home Loan Bank stock .	7,918	—	5,498
Net (increase)/decrease in loans	(151,054)	177,690	(893,978)
Purchase of premises and equipment	(4,979)	(12,222)	(24,195)
Proceeds from sales of premises and equipment .	—	—	21
Proceeds from sales of other real estate owned .	91,154	52,902	683
Net increase in investment in affordable housing .	(3,015)	(14,116)	(15,143)

Net cash used in investing activities	596,595	(279,583)	(1,295,522)

Cash Flows from Financing Activities
Net increase/(decrease) in demand deposits, NOW accounts, money market and saving deposits	224,122	529,359	(66,662)
Net (decrease)/increase in time deposits	(736,549)	138,945	625,031
Net increase/(decrease) in federal funds purchased and securities sold under agreement to repurchase	4,000	(105,000)	229,975
Advances from Federal Home Loan Bank . .	528,000	816,000	4,253,534
Repayment of Federal Home Loan Bank borrowings	(907,362)	(1,336,000)	(4,179,352)
Cash dividends .	(16,040)	(22,460)	(20,977)
Issuance of Series B preferred stock	—	—	240,554
Issuance of common stock warrant	—	—	17,673
Issuance of common stock	124,928	119,448	—
Proceeds from other borrowings	1,253	7,212	20,629
Repayment of other borrowings	—	—	(28,930)
Proceeds from shares issued to Dividend Reinvestment Plan .	310	1,160	2,551
Proceeds from exercise of stock options	—	13	373
Excess tax short-fall from share-based payment arrangements	(539)	(196)	(247)

Net cash provided by financing activities	(777,877)	148,481	1,094,152

Increase/(decrease) in cash and cash equivalents	(12,777)	15,306	(33,619)
Cash and cash equivalents, beginning of the year	100,124	84,818	118,437

Cash and cash equivalents, end of the year	$87,347	$100,124	$84,818

See accompanying notes to consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$197,262	$255,243	$293,715
Income taxes	$13,369	$25,247	$72,167
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$(147)	$(24,202)	$23,872
Adjustment to initially apply EITF 06-4 .	$—	$—	$(147)
Adjustment to initially apply SFAS No. 160 .	$—	$8,500	$—
Transfers to other real estate owned from loans held for investment	$98,653	$114,354	$48,043
Transfers to other real estate owned from loans held for sale	$21,473	$—	$—
Loans transferred to loans held for sale .	$4,332	$81,678	$—
Loans to facilitate the sale of other real estate owned	$12,204	$21,272	$—
Loans to facilitate the sale of loans	$23,500	$—	$—

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

Organization and Background. The business activities of the Bancorp consist primarily of the operations of the Bank, which owns 100% of the common securities of the following subsidiaries: Cathay Real Estate Investment Trust, GBC Real Estate Investments, Inc., GB Capital Trust II, Cathay Holdings LLC, Cathay Holdings 2, LLC, Cathay Holdings 3, LLC, Cathay Community Development Corporation and its wholly owned subsidiary, Cathay New Asia Community Development Corporation. The Bank liquidated its wholly owned subsidiary GB Capital Trust II on October 22, 2010.

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

Use of Estimates. The preparation of the consolidated financial statements in accordance with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The significant estimates subject to change relate to the allowance for loan losses, goodwill impairment assessment, other-than-temporary impairment analysis on investments, fair value disclosures, and the fair value of options granted. The more significant of these policies are described below.

Concentrations. The Bank was incorporated in California and started its business from California. Therefore, loans originated and deposits solicited were mainly from California. As of December 31, 2010, gross loans were primarily comprised of 57.4% of commercial mortgage loans and 21.0% of commercial loans. As of December 31, 2010, approximately 66% of the Bank’s residential mortgages were for properties located in California. Total deposits were comprised of 45.7% of time deposit of $100,000 or more (Jumbo CDs) at December 31, 2010, and approximately 57.9% of the Company’s Jumbo CDs have been on deposit with the Company for two years or more.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Bank’s management allocates a specific allowance for “Impaired Credits,” in accordance with Accounting Standard Codification (“ASC”) Section 310-10-35. For non-Impaired Credits, a general allowance is established for those loans internally classified and risk graded Pass, Minimally Acceptable, Special Mention, or Substandard based on historical losses in the specific loan portfolio and a reserve based on environmental factors determined for that loan group. The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investment in Federal Home Loan Bank (“FHLB”) Stock. As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB. The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. FHLB stock is carried at cost and is pledged as collateral to the FHLB. FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value. The carrying amount of the FHLB stock was $63.9 million at December 31, 2010, and $71.8 million at December 31, 2009. As of December 31, 2010, 258,500 shares of FHLB stock was the minimum stock requirement based on outstanding FHLB borrowings of $550.0 million. As of December 31, 2010, the Company owned 638,730 shares of FHLB stock.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Impaired Loans. A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (i.e. both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment in the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. The Company stratifies its loan portfolio by size and treats smaller non-performing loans with an outstanding balance based on the Company’s defined criteria, generally where the loan amount is $500,000 or less, as a homogenous portfolio. Once a loan has been identified as a possible problem loan, the Company conducts a periodic review of such loan in order to test for impairment. When loans are placed on an impaired status, previously accrued but unpaid interest is reversed against current income and subsequent payments received are generally first applied toward the outstanding principal balance of the loan.

Unfunded Loan Commitments. Unfunded loan commitments are generally related to providing credit facilities to clients of the Bank, and are not actively traded financial instruments. These unfunded commitments are disclosed as off-balance sheet financial instruments in Note 14 in the Notes to Consolidated Financial Statements.

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

Investments in Affordable Housing. The Company is a limited partner in limited partnerships that invest in low-income housing projects that qualify for Federal and/or State income tax credits. As of December 31, 2010, six of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The Company therefore consolidated the financial statements of these six limited partnerships into its consolidated financial statements. As further discussed in Note 7, the partnership interests are accounted for utilizing the equity method of accounting.

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

The Commercial Lending unit did not have any goodwill allocated to the unit and accordingly no goodwill impairment testing was performed for that unit. The reporting unit fair values for the Retail Banking unit and the East Coast Operations were determined based on an equal weighting of (1) the fair value determined using a market approach using a combination of price to earnings multiples determined based on a representative peer group applied to 2011 and 2012 forecasted earnings, and if appropriate, 2010 net earnings and a price to book

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

multiple and (2) the fair value determined using a dividend discount model with the discount rate determined using the same representative peer group. A control premium was then applied to the unit fair values so determined.

In determining the forecasted earnings for the Retail Banking unit and the East Coast Operations, the financial forecasts assume muted growth in 2011 and 2012. It should be noted, however, that these reporting units have already been performing at a satisfactory level given the environment. The principal driver of the Company’s negative operating results has been the Commercial Lending reporting unit where the vast majority of the Company’s loan losses are incurred. The forecasts reflect an assumption that interest rates will increase steadily beginning in the first quarter of 2012 until December 2013. A summary of the respective unit fair value, carrying amounts and unit goodwill as well as the percentage by which fair value exceed carrying value of each reporting unit is shown below:

Reporting Units	Carrying Amount	Fair Value	Fair Value in Excess of Carrying Amount	Allocated Goodwill
	(Dollars in thousands)
Commercial Lending Unit	$566,907	$220,213	—	—
Retail Banking Unit	417,845	843,643	101.9%	235,194
East Coast Operations	184,944	254,201	37.4%	81,146

Total	$1,169,696	$1,318,057		$316,340

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

At December 31, 2010, the unamortized balance of core deposit premium was $16.4 million, which was net of accumulated amortization of $44.1 million. Aggregate amortization expense for core deposit premium was $6.0 million for 2010, $6.6 million for 2009, and $6.9 million for 2008. At December 31, 2010, the estimated aggregate amortization of core deposit premiums is $5.9 million for 2011, $5.7 million for 2012, $4.5 million for 2013, and $0.4 million for 2014 and thereafter. At December 31, 2009, the unamortized balance of core deposit premium was $22.4 million, which was net of accumulated amortization of $38.3 million.

Securities Sold Under Agreements to Repurchase. The Company sells certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets. The securities underlying the agreements remain in the applicable asset accounts.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation. Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date for those options expected to vest, and is recognized as an expense over the vesting period of the grant using the straight-line method. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Option compensation expense totaled $3.0 million in 2010, $5.4 million in 2009, and $7.4 million in 2008. Stock-based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $1.9 million at December 31, 2010, and is expected to be recognized over the next 2.0 years.

The weighted average per share fair value of the options granted was $6.86 during 2008 on the date of grant. No options were granted in 2010 and in 2009. For options granted in 2008, the Company has estimated the expected life of the options to be 6.5 years based on the average of the contractual period and the vesting period, except the 100,000 shares granted to the Company’s Chief Executive Officer on February 21, 2008, of which 50% vested on February 21, 2009, and the remaining 50% vested on February 21, 2010. The expected life of the 100,000 shares granted to the Company’s Chief Executive Officer on February 21, 2008 was 5.8 years. Fair value is determined using the Black-Scholes option pricing model with the following assumptions:

2008
Expected life — number of years	6.4
Risk-free interest rate .	3.09%
Volatility	30.04%
Dividend yield .	1.80%

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

The FASB issued ASU 2010-06 “Improving Disclosures about Fair Value Measurements” in January 2010 to improve disclosure requirements related to ASC Topic 820. ASU 2010-06 requires an entity to report separately significant transfers in and out of Level 1 and Level 2 fair value measurements and to explain the transfers. It also requires an entity to present separately information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 is effective for fiscal years beginning after December 15, 2010. Adoption of ASU 2010-06 did not have a significant impact on its consolidated financial statements.

The FASB issued ASU 2010-20 “Disclosure about Credit Quality and the Allowance for Credit Losses” in July 2010 to provide disclosures that facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosures on two levels of disaggregation- portfolio segment and class of financing receivable. The disclosure requirements include, among other things, a roll-forward schedule of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 was effective for the entity’s financial statements as of December 31, 2010, as related to end of a reporting period disclosure requirement. Disclosures that relate to activity during a reporting period will be required for the entity’s financial statements that include periods beginning on or after January 1, 2011. See Note 5 to these Consolidated Financial Statements for the required disclosures at December 31, 2010.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were $16.1 million for 2010 and $13.6 million for 2009.

There were no federal funds sold in 2010. The following table sets forth information with respect to federal funds sold in 2009:

2009
(In thousands)
Balance, December 31	$—
Annualized weighted-average interest rate, December 31	0.00%
Daily average amount outstanding during the year	$35,808
Weighted-average interest rate for the year	0.13%
Maximum amount outstanding at any month end	$110,000

3. Securities Purchased under Agreements to Resell

Securities purchased under agreements to resell are usually collateralized by U.S. government agency and mortgage-backed securities. The counter-parties to these agreements are nationally recognized investment banking firms that meet credit requirements of the Company and with whom a master repurchase agreement has been duly executed. As of December 31, 2010, the Company has one resale agreement of $110.0 million at the rate of 0.2% which will mature on March 9, 2011.

The following table sets forth information with respect to securities purchased under resell agreements.

	2010	2009
	(In thousands)
Balance, December 31	$110,000	$—
Annualized weighted-average interest rate, December 31	0.20%	0.00%
Daily average amount outstanding during the year	$6,932	$22,674
Weighted-average interest rate for the year	0.20%	5.75%
Maximum amount outstanding at any month end	$110,000	$150,000

For those securities obtained under the resale agreements, the collateral is either held by a third party custodian or by the counter party and is segregated under written agreements that recognize the Company’s interest in the securities. Interest income associated with securities purchased under resale agreements was $14,000 for 2010, $1.3 million for 2009, and $14.7 million for 2008.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investment Securities

Investment Securities. The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of December 31, 2010, and December 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
At December 31, 2010
Securities Held-to-Maturity
U.S. government sponsored entities	$99,921	$2,639	$—	$102,560
State and municipal securities	130,107	—	8,946	121,161
Mortgage-backed securities	600,107	5,230	1,653	603,684
Other securities-foreign organization	9,967	—	13	9,954

Total securities held-to-maturity	$840,102	$7,869	$10,612	$837,359

Securities Available-for-Sale
U.S. treasury securities	$125,573	$—	$6,745	$118,828
U.S. government sponsored entities	830,269	1,653	6,840	825,082
State and municipal securities	1,875		157	1,718
Mortgage-backed securities	627,574	14,854	123	642,305
Collateralized mortgage obligations	24,719	590	115	25,194
Asset-backed securities	245	—	5	240
Corporate bonds	336,476	1,307	5,792	331,991
Mutual fund	4,000	—	73	3,927
Preferred stock of government sponsored entities	569	150	—	719
Trust preferred securities	14,549	58	170	14,437
Other securities-foreign organization	38,013	67	646	37,434
Other equity securities	1,468	224	—	1,692

Total securities available-for-sale	$2,005,330	$18,903	$20,666	$2,003,567

Total investment securities	$2,845,432	$26,772	$31,278	$2,840,926

At December 31, 2009
Securities Held-to-Maturity
U.S. government sponsored entities	$99,876	$1,187	$—	$101,063
Mortgage-backed securities	535,139	—	7,294	527,845

Total securities held-to-maturity	$635,015	$1,187	$7,294	$628,908

Securities Available-for-Sale
U.S. treasury securities	$13,825	$—	$77	$13,748
U.S. government sponsored entities	873,290	1,284	3,230	871,344
State and municipal securities	12,750	109	36	12,823
Mortgage-backed securities	1,939,821	9,730	7,375	1,942,176
Collateralized mortgage obligations	49,161	266	1,638	47,789
Asset-backed securities	312	—	63	249
Corporate bonds	10,246	—	489	9,757
Preferred stock of government sponsored entities	1,061	211	—	1,272
Other securities-foreign	14,975	—	84	14,891
Other equity securities	1,050	—	—	1,050

Total securities available-for-sale	$2,916,491	$11,600	$12,992	$2,915,099

Total investment securities	$3,551,506	$12,787	$20,286	$3,544,007

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and fair value of investment securities at December 31, 2010, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$110,567	$110,978	$—	$—
Due after one year through five years	548,659	543,533	99,921	102,561
Due after five years through ten years	781,046	773,968	16,202	15,893
Due after ten years (1)	565,058	575,088	723,979	718,905

Total	$2,005,330	$2,003,567	$840,102	$837,359

(1)	Equity securities are reported in this category

Proceeds from sales and repayments of mortgage-backed securities were $1.35 billion during 2010, $2.76 billion during 2009, and $1.90 billion during 2008. Proceeds from sales and repayments of other investment securities were $65.1 million during 2010, $51.7 million during 2009, and $651.4 million during 2008. Proceeds from maturity and call of investment securities were $2.88 billion during 2010, $1.43 billion during 2009, and $1.06 billion during 2008. In 2010, gains of $19.3 million and losses of $67,000 were realized on sales and calls of investment securities compared with $56.5 million in gains and $9,000 in losses realized in 2009, and $29.4 million in gains and $6,000 in losses realized in 2008.

The temporarily impaired securities represent 45.3% of the fair value of investment securities as of December 31, 2010. Unrealized losses for securities with unrealized losses for less than twelve months represent 2.4%, and securities with unrealized losses for twelve months or more represent 2.1%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased. All of these securities were investment grade as of December 31, 2010. At December 31, 2010, 9 issues of securities had unrealized losses for 12 months or longer and 184 issues of securities had unrealized losses of less than 12 months.

At December 31, 2010, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below shows the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of December 31, 2010, and December 31, 2009:

Temporarily Impaired Securities

	As of December 31, 2010
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
State and municipal securities	$121,161	$8,946	122	$—	$—	—	$121,161	$8,946	122
Mortgage-backed securities	89,439	1,653	2	—	—	—	89,439	1,653	2
Other securities-foreign organization	9,954	13	1	—	—	—	9,954	13	1

Total securities held-to-maturity	$220,554	$10,612	125	$—	$—	—	$220,554	$10,612	125

Securities Available-for-Sale
U.S. treasury entities	$118,828	$6,745	5	$—	$—	—	$118,828	$6,745	5
U.S. government sponsored entities	578,118	6,840	12	—	—	—	578,118	6,840	12
State and municipal securities	1,718	157	2	—	—	—	1,718	157	2
Mortgage-backed securities	354	4	7	32	1	1	386	5	8
Mortgage-backed securities-Non-agency	—	—	—	10,127	118	3	10,127	118	3
Collateralized mortgage obligations	—	—	—	887	115	4	887	115	4
Asset-backed securities	—	—	—	240	5	1	240	5	1
Corporate bonds	283,376	5,792	27	—	—	—	283,376	5,792	27
Mutual fund	3,927	73	1	—	—	—	3,927	73	1
Trust preferred securities	10,384	170	2	—	—	—	10,384	170	2
Other securities-foreign organization	27,254	646	3	—	—	—	27,254	646	3

Total securities available-for-sale	$1,023,959	$20,427	59	$11,286	$239	9	$1,035,245	$20,666	68

Total investment securities	$1,244,513	$31,039	184	$11,286	$239	9	$1,255,799	$31,278	193

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporarily Impaired Securities

	As of December 31, 2009
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
Mortgage-backed securities	$527,845	$7,294	12	$—	$—	—	$527,845	$7,294	12

Total securities held-to-maturity	$527,845	$7,294	12	$—	$—	—	$527,845	$7,294	12

Securities Available-for-Sale
U.S. Treasury entities	$13,748	$77	2	$—	$—	—	$13,748	$77	2
U.S. government sponsored entities	408,888	3,230	9	—	—	—	408,888	3,230	9
State and municipal securities	—	—	—	659	36	1	659	36	1
Mortgage-backed securities	1,050,968	6,216	32	855	3	5	1,051,823	6,219	37
Mortgage-backed securities-Non-agency	—	—	—	12,302	1,156	3	12,302	1,156	3
Collateralized mortgage obligations	30,870	955	4	8,304	683	8	39,174	1,638	12
Asset-backed securities	—	—	—	249	63	1	249	63	1
Corporate bonds	249	1	1	9,508	488	3	9,757	489	4
Other securities-foreign organization	14,891	84	3	—	—	—	14,891	84	3

Total securities available-for-sale	1,519,614	10,563	51	31,877	2,429	21	1,551,491	12,992	72

Total investment securities	$2,047,459	$17,857	63	$31,877	$2,429	21	$2,079,336	$20,286	84

Investment securities having a carrying value of $1.80 billion at December 31, 2010, and $1.97 billion at December 31, 2009, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, and foreign exchange transactions.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of loans in the consolidated balance sheets as of December 31, 2010, and December 31, 2009, were as follows:

	2010	2009
	(In thousands)
Type of Loans:
Commercial loans	$1,441,167	$1,307,880
Real estate construction loans	409,986	626,087
Commercial mortgage loans	3,940,061	4,065,155
Residential mortgage loans	852,454	682,291
Equity lines	208,876	195,975
Installment and other loans	16,077	21,754

Gross loans	6,868,621	6,899,142

Less:
Allowance for loan losses	(245,231)	(211,889)
Unamortized deferred loan fees	(7,621)	(8,339)

Total loans and leases, net	$6,615,769	$6,678,914

Loans held for sale	$2,873	$54,826

In 2010, the Company sold six held for sale loans of $31.7 million with net gains of $779,000, transferred seven loans of $21.5 million to OREO, wrote down $2.9 million loans held for sale based on their market value, and added four new loans of $4.3 million which were sold subsequently. Proceeds from sale of loans held for sale during 2010 were $10.9 million in cash and a new loan of $20.8 million to one of the note purchasers. In December 2009, the Company transferred ten non-accrual loans of $54.8 million from loans for investment to loans held for sale and recorded a write-down of $14.5 million to allowance for loan losses.

The Company pledged real estate loans of $2.4 billion at December 31, 2010, and $2.0 billion at December 31, 2009, to the Federal Home Loan Bank of San Francisco under its specific pledge program. In addition, the Bank pledged $286.6 million at December 31, 2010, and $465.9 million at December 31, 2009, of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program.

Loans serviced for others as of December 31, 2010, totaled $175.7 million and were comprised of $31.2 million of commercial loans, $92.6 million of commercial real estate loans, $7.8 million in construction loans, and $44.1 million of residential mortgages.

The Company has entered into transactions with its directors, executive officers, or principal holders of its equity securities, or the associates of such persons (“Related Parties”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers who are not related parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of December 31, 2010. An analysis of the activity with respect to loans to Related Parties for the years indicated is as follows:

	December 31,
	2010	2009
	(In thousands)
Balance at beginning of year	$139,194	$138,319
Additional loans made	52,809	81,047
Payment received	(57,842)	(80,172)

Balance at end of year	$134,161	$139,194

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company identified impaired loans with a recorded investment of $382.0 million at December 31, 2010, compared to $390.5 million at December 31, 2009. The average balance of impaired loans was $370.6 million in 2010 and $359.6 million in 2009. We considered all non-accrual loans to be impaired. Interest recognized on impaired loans totaled $10.0 million in 2010 and $11.1 million in 2009. The Bank recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans. For impaired loans, the amounts previously charged off represent 23.3% at December 31, 2010, and 20.6% at December 31, 2009, of the contractual balances for impaired loans. The following table presents impaired loans and the related allowance and charge-off as of the dates indicated:

	Impaired Loans
	At December 31, 2010			At December 31, 2009
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(Dollars in thousands)
With no allocated allowance
Commercial loans	$41,233	$27,775	$—	$21,860	$14,712	$—
Real estate construction loans	102,186	64,274	—	42,913	31,805	—
Commercial mortgage loans	211,717	156,305	—	207,655	186,638	—
Residential mortgage and equity lines	7,823	7,436	—	5,251	5,110	—

Subtotal	$362,959	$255,790	$—	$277,679	$238,265	$—

With allocated allowance
Commercial loans	$13,930	$7,748	$2,925	$33,503	$24,055	$6,557
Real estate construction loans	15,429	13,416	7,470	101,195	76,583	4,649
Commercial mortgage loans	98,593	96,449	3,812	72,893	46,705	3,506
Residential mortgage and equity lines	9,811	8,589	978	6,397	4,853	421

Subtotal	$137,763	$126,202	$15,185	$213,988	$152,196	$15,133

Total impaired loans	$500,722	$381,992	$15,185	$491,667	$390,461	$15,133

The following is a summary of non-accrual loans as of December 31, 2010, 2009, and 2008 and the related net interest foregone for the years then ended:

	2010	2009	2008
	(In thousands)
Non-accrual portfolio loans	$242,319	$280,643	$181,202
Non-accrual loans held-for-sale	2,873	54,826	—

Total non-accrual loans	$245,192	$335,469	$181,202

Contractual interest due	$17,304	$23,746	$14,043
Interest recognized	4,853	9,830	8,782

Net interest foregone	$12,451	$13,916	$5,261

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the aging of the loan portfolio by type as of December 31, 2010 and as of December 31, 2009:

	As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$7,037	$2,990	$—	$31,498	$41,525	$1,399,642	$1,441,167
Real estate construction loans	14,634	15,425	4,175	53,937	88,171	321,815	409,986
Commercial mortgage loans	12,569	9,430	831	144,596	167,426	3,772,635	3,940,061
Residential mortgage loans	9,934	2,581	—	12,288	24,803	1,036,527	1,061,330
Installment and other loans	—	—	—	—	—	16,077	16,077

Total loans	$44,174	$30,426	$5,006	$242,319	$321,925	$6,546,696	$6,868,621

	As of December 31, 2009
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$21,608	$36,824	$—	$26,570	$85,002	$1,222,878	$1,307,880
Real estate construction loans	976	4,306	—	91,287	96,569	529,518	626,087
Commercial mortgage loans	77,559	2,232	—	153,308	233,099	3,832,056	4,065,155
Residential mortgage loans	5,618	4,930	—	9,478	20,026	858,240	878,266
Installment and other loans	32	—	—	—	32	21,722	21,754

Total loans	$105,793	$48,292	$—	$280,643	$434,728	$6,464,414	$6,899,142

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A troubled debt restructuring (“TDR”) is a formal modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date. Although these loan modifications are considered troubled debt restructurings, accruing TDR loans have, pursuant to the Bank’s policy, performed under the restructured terms and have demonstrated sustained performance under the modified terms for six months before being returned to accrual status. The sustained performance considered by management pursuant to its policy includes the periods prior to the modification if the prior performance met or exceeded the modified terms. This would include cash paid by the borrower prior to the restructure to set up interest reserves. A summary of TDRs by type of concession and by type of loans is shown below:

	As of December 31, 2010
	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$1,131	$1,780	$—	$1,114	$4,025
Commercial mortgage loans	17,338	87,411	3,459	20,831	129,039
Residential mortgage loans	2,658	599	—	479	3,736

Total accruing TDRs	$21,127	$89,790	$3,459	$22,424	$136,800

	As of December 31, 2010
	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial mortgage loans	$1,239	$21,156	$2,310	$1,113	$25,818
Residential mortgage loans	340	1,037	—	951	2,328

Total non-accrual TDRs	$1,579	$22,193	$2,310	$2,064	$28,146

	As of December 31, 2009
	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Total
	(In thousands)
Accruing TDRs
Commercial mortgage loans	$8,864	$34,231	$863	$10,549	$54,507
Residential mortgage loans	—	485	—	—	485

Total accruing TDRs	$8,864	$34,716	$863	$10,549	$54,992

	As of December 31, 2009
	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial mortgage loans	$5,764	$9,322	$8,886	$17,637	$41,609

Total non-accrual TDRs	$5,764	$9,322	$8,886	$17,637	$41,609

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Troubled debt restructurings on accrual status totaled $136.8 million at December 31, 2010, and were comprised of 28 loans, an increase of $81.8 million, compared to 14 loans totaling $55.0 million at December 31, 2009. TDRs at December 31, 2010, were comprised of eight retail shopping and commercial use buildings of $64.4 million, six office and commercial use buildings of $20.8 million, three multi-family residential loans of $21.4 million, two hotel loans of $15.4 million, four single family residential loan of $10.5 million, three land loans of $2.5 million, and two commercial loans of $1.8 million. TDR’s at December 31, 2009, were comprised of four office and commercial use buildings of $28.3 million, three multi-family residential loans of $11.6 million, a hotel loan of $10.3 million, two land loans of $2.3 million, three shopping center loans of $2.1 million and a single family residential loan of $485,000.

As of December 31, 2010, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

As part of the on-going monitoring of the credit quality of our loan portfolio, the Company utilizes a risk grading matrix to assign a risk grade to each loan. The risk rating categories can be generally described by the following grouping for non-homogeneous loans:

•	Pass/Watch – These loans range from minimal credit risk to lower than average, but still acceptable, credit risk.

•

Special Mention – Borrower is fundamentally sound and loan is currently protected but adverse trends are apparent, that if not corrected, may affect ability to repay. Primary source of loan repayment remains viable but there is increasing reliance on collateral or guarantor support.

•

Substandard – These loans are inadequately protected by current sound worth, paying capacity or pledged collateral. Well-defined weaknesses exist that could jeopardize repayment of debt. Loss may not be imminent, but if weaknesses are not corrected, there is a good possibility of some loss.

•

Doubtful – The possibility of loss is extremely high, but due to identifiable and important pending events (which may strengthen the loan) a loss classification is deferred until the situation is better defined.

•	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following table presents loan portfolio by risk rating as of December 31, 2010, and as of December 31, 2009:

	As of December 31, 2010
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$1,258,537	$58,189	$118,670	$5,771	$1,441,167
Real estate construction loans	191,455	53,172	153,857	11,502	409,986
Commercial mortgage loans	3,365,040	143,974	431,047	—	3,940,061
Residential mortgage and equity lines	1,026,216	6,109	28,846	159	1,061,330
Installment and other loans	15,535	542	—	—	16,077

Total gross loans	5,856,783	$261,986	$732,420	$17,432	6,868,621

	—
Loans held for sale	—	$—	$2,873	$—	$2,873

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2009
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$1,046,983	$97,844	$155,000	$8,053	$1,307,880
Real estate construction loans	303,481	97,966	219,779	4,861	626,087
Commercial mortgage loans	3,438,329	245,901	379,128	1,797	4,065,155
Residential mortgage and equity lines	859,945	816	17,255	250	878,266
Installment and other loans	21,754	—	—	—	21,754

Total gross loans	5,670,492	$442,527	$771,162	$14,961	6,899,142

	—
Loans held for sale	—	$—	$54,826	$—	$54,826

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of December 31, 2010 and as of December 31, 2009.

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential mortgage and equity line	Consumer and Other	Total
	(In thousands)
December 31, 2010
Loans individually evaluated for impairment
Allowance	$2,540	$7,470	$3,106	$—	$—	$13,116
Balance	$33,555	$77,691	$248,059	$7,435	$—	$366,740

Loans collectively evaluated for impairment
Allowance	$61,379	$35,791	$125,241	$9,668	$36	$232,115
Balance	$1,407,612	$332,295	$3,692,002	$1,053,895	$16,077	$6,501,881

Total allowance	$63,919	$43,261	$128,347	$9,668	$36	$245,231
Total balance	$1,441,167	$409,986	$3,940,061	$1,061,330	$16,077	$6,868,621

December 31, 2009
Loans individually evaluated for impairment
Allowance	$6,521	$4,649	$3,499	$421	$—	$15,090
Balance	$38,636	$108,188	$233,283	$9,963	$—	$390,070

Loans collectively evaluated for impairment
Allowance	$51,294	$40,437	$96,995	$8,059	$14	$196,799
Balance	$1,269,244	$517,899	$3,831,872	$868,303	$21,754	$6,509,072

Total allowance	$57,815	$45,086	$100,494	$8,480	$14	$211,889
Total balance	$1,307,880	$626,087	$4,065,155	$878,266	$21,754	$6,899,142

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2010 and 2009. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential mortgage and equity line	Installment and Other Loans	Total
	(In thousands)
2009 Beginning Balance	$44,508	$39,820	$35,060	$2,678	$27	$122,093

Provision for possible loan losses	71,773	97,401	129,573	10,408	(30)	309,125
Charge-offs	(59,370)	(93,275)	(64,910)	(4,988)	(4)	(222,547)
Recoveries	904	1,140	771	382	21	3,218

Net Charge-offs	(58,466)	(92,135)	(64,139)	(4,606)	17	(219,329)

2009 Ending Balance	$57,815	$45,086	$100,494	$8,480	$14	$211,889

Reserve to impaired loans	$6,557	$4,649	$3,506	$421	$—	$15,133
Reserve to non-impaired loans	$51,258	$40,437	$96,988	$8,059	$14	$196,756
Reserve for off-balance sheet credit commitments	$1,692	$3,361	$114	$38	$2	$5,207

2010 Beginning Balance	$57,815	$45,086	$100,494	$8,480	$14	$211,889

Provision for possible loan losses	23,001	37,495	96,217	3,048	9	159,770
Charge-offs	(21,609)	(45,321)	(69,891)	(1,934)	—	(138,755)
Recoveries	4,712	6,001	1,527	74	13	12,327

Net Charge-offs	(16,897)	(39,320)	(68,364)	(1,860)	13	(126,428)

2010 Ending Balance	$63,919	$43,261	$128,347	$9,668	$36	$245,231

Reserve to impaired loans	$2,925	$7,470	$3,812	$978	$—	$15,185
Reserve to non-impaired loans	$60,994	$35,791	$124,535	$8,690	$35	$230,045
Reserve for off-balance sheet credit commitments	$691	$1,505	$103	$36	$2	$2,337

An analysis of the activity in the allowance for credit losses for the year ended 2010, 2009, and 2008 is as follows:

	December 31,
	2010	2009	2008
	(In thousands)
Allowance for Loan Losses
Balance at beginning of year	$211,889	$122,093	$64,983
Provision for credit losses	156,900	307,000	106,700
Transfers from/(to) reserve for off-balance sheet credit commitments	2,870	2,125	(2,756)
Loans charged off	(138,755)	(222,547)	(48,683)
Recoveries of charged off loans	12,327	3,218	1,849

Balance at end of year	$245,231	$211,889	$122,093

Reserve for Off-balance Sheet Credit Commitments
Balance at beginning of year	$5,207	$7,332	$4,576
Provision for credit losses/transfers	(2,870)	(2,125)	2,756

Balance at end of year	$2,337	$5,207	$7,332

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Other Real Estate Owned

At December 31, 2010, the net carrying value of other real estate owned increased $6.7 million, or 9.5%, to $77.7 million from $71.0 million at December 31, 2009. OREO located in California was $55.9 million and was comprised primarily of seven parcels of land zoned for residential purpose of $14.3 million, six parcels of land zoned for commercial purpose properties of $8.1 million, two commercial building construction projects of $4.8 million, three residential construction projects of $9.7 million, eleven office and commercial use buildings of $18.4 million, three single family residential properties of $605,000. OREO located in Texas was $12.9 million and was comprised of two residential construction projects of $3.7 million, two commercial use buildings construction projects of $1.9 million, two parcels of land zoned for residential purpose of $3.6 million, two multi-family residences of $1.7 million, one parcel of land zoned for commercial purpose of $906,000, three single family residential properties of $786,000, and an industrial building of $291,000. OREO located in the state of Washington was $4.3 million and was comprised of two residential construction projects of $1.8 million, one parcel of land zoned for residential purpose of $1.3 million, a commercial building construction project of $949,000, and a single family residence of $241,000. OREO located in the state of Nevada was a parcel of land zoned for residential purpose of $3.3 million. OREO in all other states was $1.3 million and was comprised primarily of three commercial use properties.

For 2009, OREO located in California was $51.6 million and was comprised primarily of six parcels of land zoned for residential purpose properties of $17.9 million, three office and commercial use buildings construction projects of $11.0 million, six office and commercial use buildings of $7.1 million, four retail shopping centers of $6.3 million, eight single family residential properties of $5.0 million, three multi-family residential properties of $2.7 million, a multi-family residential construction project of $1.4 million, and a restaurant of $209,000. OREO located in Texas was comprised of twelve properties, including two multi-family residences of $5.7 million, three office and commercial use buildings of $4.5 million, two retail stores and shopping centers totaling $1.2 million, and four single family residential properties of $1.4 million. OREO located in the state of Washington was $4.3 million and in all other states was $2.4 million.

An analysis of the activity in the valuation allowance for other real estate losses for the years ended on December 31, 2010, 2009, and 2008 is as follows:

	2010	2009	2008
	(In thousands)
Balance, beginning of year	$22,743	$3,814	$210
Provision for losses	20,139	28,216	3,604
OREO disposal	(17,572)	(9,287)	—

Balance, end of year	$25,310	$22,743	$3,814

The following table presents the components of other real estate owned expense for the year ended:

	2010	2009	2008
	(In thousands)
Operating expense	$5,849	$5,794	$1,338
Provision for losses	20,139	28,216	3,604
Net (gain)/loss on transfer and disposal	(9,977)	2,065	11

Total other real estate owned expense	$16,011	$36,075	$4,953

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Investments in Affordable Housing

The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. The Company’s investments in these partnerships were $88.5 million at December 31, 2010, and $95.9 million at December 31, 2009. At December 31, 2010, and December 31, 2009, six of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s consolidated financial statements increased total assets and liabilities by $22.8 million at December 31, 2010, and also by $22.8 million at December 31, 2009. Other borrowings for affordable housing limited partnerships were $19.1 million at December 31, 2010, and $19.3 million at December 31, 2009; recourse is limited to the assets of the limited partnerships. Unfunded commitments for affordable housing limited partnerships of $4.3 million as of December 31, 2010, and $8.1 million as of December 31, 2009, were recorded under other liabilities.

Each of the partnerships must meet regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining tax credits to be utilized over a multiple-year period are $52.4 million for Federal and $1.4 million for state at December 31, 2010. The Company’s usage of tax credits approximated $10.5 million in 2010, $11.1 million in 2009, and $10.0 million in 2008. For the year ended December 31, operations of investments in affordable housing resulted in pretax losses of $7.6 million for 2010, $7.3 million for 2009, and $7.4 million for 2008. Losses in excess of the Bank’s investment in two limited partnerships have not been recorded in the Company’s consolidated financial statements because the Company had fully satisfied all capital commitments required under the respective limited partnership agreements.

8. Premises and Equipment

Premises and equipment consisted of the following at December 31, 2010, and December 31, 2009:

	2010	2009
	(In thousands)
Land and land improvements	$33,429	$33,429
Building and building improvements	73,541	69,114
Furniture, fixtures and equipment	36,621	31,176
Leasehold improvement	12,216	12,109
Construction in process	902	1,816

	156,709	147,644
Less: Accumulated depreciation/amortization	47,253	39,009

Premises and equipment, net	$109,456	$108,635

The amount of depreciation/amortization included in operating expense was $4.6 million in 2010, $7.7 million in 2009, and $4.2 million in 2008.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Deposits

The following table displays deposit balances as of December 31, 2010, and December 31, 2009:

	2010	2009
	(In thousands)
Demand	$930,300	$864,551
NOW accounts	418,703	337,304
Money market accounts	982,617	943,164
Saving accounts	385,245	347,724
Time deposits under $100,000	1,081,266	1,529,954
Time deposits of $100,000 or more	3,193,715	3,482,343

Total	$6,991,846	$7,505,040

Time deposits outstanding as of December 31, 2010, mature as follows.

	Expected Maturity Date at December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(In thousands)
Time deposits, $100,000 and over	$3,142,878	$33,112	$17,725	$—	$—	$—	$3,193,715
Other time deposits	916,274	158,296	6,486	60	150	—	1,081,266

	$4,059,152	$191,408	$24,211	$60	$150	$—	$4,274,981

Accrued interest payable on customer deposits was $5.2 million at December 31, 2010, $9.7 million at December 31, 2009, and $19.3 million at December 31, 2008. The following table summarizes the interest expense on deposits by account type for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Interest bearing demand	$927	$1,059	$1,544
Money market accounts	8,733	13,233	13,581
Saving accounts	694	799	1,188
Time deposits	73,808	118,465	161,397

Total	$84,162	$133,556	$177,710

10. Borrowed Funds

Federal Funds Purchased. The table below provides comparative data for federal funds purchased:

	2009	2008
	(Dollars in thousands)
Average amount outstanding during the year (1)	$8,392	$40,128
Maximum amount outstanding at month-end (2)	85,000	81,000
Balance, December 31	—	52,000
Rate at year-end	N/A	0.26%
Weighted-average interest rate for the year .	0.27%	2.25%

(1)	Average balances were computed using daily averages. There were no federal funds purchased during 2010.
(2)	Highest month-end balances were April 2009 and June 2008.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities Sold under Agreements to Repurchase. Securities sold under agreements to repurchase were $1.6 billion with a weighted average rate of 4.18% at December 31, 2010, compared to $1.6 billion with a weighted average rate of 4.19% at December 31, 2009. Seventeen floating-to-fixed rate agreements totaling $900.0 million are with initial floating rates for a period of time ranging from six months to one year, with the floating rates ranging from the three-month LIBOR minus 100 basis points to the three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counterparties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million are with initial fixed rates ranging from 1.00% and 3.50% with initial fixed rate terms ranging from six months to eighteen months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counterparties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. At December 31, 2010, there was one short-term securities sold under agreements to repurchase of $11.0 million at a rate of 0.9% which matured on January 4, 2011, and two callable agreements of $100.0 million at a weighted rate of 4.77% which will mature in March 2011. Quarterly average balance for securities sold under agreements to repurchase was $1.6 billion for all quarters in 2010, in 2009 and in 2008. The table below provides summary data for callable securities sold under agreements to repurchase as of December 31, 2010:

Securities Sold Under Agreements to Repurchase

(Dollars in millions)	Fixed-to-floating				Floating-to-fixed				Total
Callable	All callable at December 31, 2010				All callable at December 31, 2010
Rate type	Floating Rate				Fixed Rate
Rate index	8% minus three month LIBOR

Maximum rate	3.75%	3.50%	3.50%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	5	4	1	2	1	10	4	30
Amount	$150.0	$250.0	$200.0	$50.0	$100.0	$50.0	$550.0	$200.0	$1,550.0
Weighted average rate	3.75%	3.50%	3.50%	3.25%	4.77%	4.83%	4.54%	5.00%	4.20%
Final maturity	2014	2014	2015	2015	2011	2012	2014	2017

These transactions are accounted for as collateralized financing transactions and recorded at the amount at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.7 billion as of December 31, 2010, and $1.8 billion as of December 31, 2009.

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	2010	2009	2008
	(Dollars in thousands)
Average amount outstanding during the year (1)	$1,560,215	$1,562,447	$1,554,023
Maximum amount outstanding at month-end (2)	1,566,000	1,587,000	1,610,000
Balance, December 31	1,561,000	1,557,000	1,610,000
Rate, December 31	4.18%	4.19%	3.95%
Weighted average interest rate for the year .	4.24%	4.17%	3.90%

(3)	Average balances were computed using daily averages.
(4)	Highest month-end balances were September 2010, February 2009, and December 2008.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advances from the Federal Home Loan Bank. Total advances from the FHLB San Francisco decreased $379.4 million to $550.0 million at December 31, 2010, from $929.4 million at December 31, 2009, primarily due to prepayments in 2010. As of December 31, 2010, all $550.0 million FHLB advances with weighted rate of 4.43% were puttable but the FHLB had not exercised its right to terminate any of the puttable transactions. The FHLB has the right to terminate the puttable transactions at par at each three-month anniversary after the first puttable date. In 2010, the Company prepaid $379.4 million of FHLB advances with a weighted average rate of 4.62% and incurred prepayment penalties totaling $14.3 million.

The following relates to the outstanding advances at December 31, 2010, and 2009:

	2010		2009
Maturity	Amount (In thousands)	Weighted Average Interest Rate	Amount (In thousands)	Weighted Average Interest Rate
91 days through 365 days	$—	—	$65,000	3.49%
1 – 2 years	550,000	4.43	164,362	5.27
2 – 4 years	—	—	700,000	4.42

	$550,000	4.43%	$929,362	4.50%

Other borrowings from financial institutions. At December 31, 2010, other borrowings from financial institutions were $8.5 million with a weighted average rate of 0.48%. Other borrowings of $5.9 million will mature in 2011 and $2.6 million will mature in the first quarter of 2012.

Other Liabilities. On November 23, 2004, the Company entered into an agreement with its Chief Executive Officer (“CEO”) pursuant to which the CEO agreed to defer any bonus amounts in excess of $225,000 for the year ended December 31, 2005, until January 1 of the first year following such time as the CEO separates from the Company. Accordingly, an amount equal to $610,000 was deferred in 2004 and was accrued in other liabilities in the consolidated balance sheet. The Company agreed to accrue interest on the deferred portion of the bonus at 7.0% per annum compounded quarterly. The deferred amount will be increased each quarter by the amount of interest computed for that quarter. Beginning on the tenth anniversary of the agreement, the interest rate will equal 275 basis points above the prevailing interest rate on the ten-year Treasury Note. Interest of $62,000 during 2010, $58,000 during 2009, and $54,000 during 2008 was accrued on this deferred bonus. The balance was $928,000 at December 31, 2010, and $866,000 at December 31, 2009.

11. Capital Resources

On February 1, 2010, the Company sold $132.3 million of new common stock consisting of 15,028,409 shares at an average price of $8.80 per share. Net of issuance costs and fees, this issuance added $124.9 million to common stockholders’ equity. From November 23, 2009, to December 24, 2009, the Company issued $12.6 million of new common stock consisting of 1,623,100 shares at an average price of $7.73 per share. Net of issuance costs and fees, this issuance added $12.0 million to common stockholders’ equity. On October 13, 2009, the Company issued $81.0 million of new common stock consisting of 8,756,756 shares at an average price of $9.25 per share. Net of issuance costs and fees, this issuance added $76.0 million to common stockholders’ equity. In September 2009, the Company issued $32.4 million of new common stock consisting of 3,490,000 shares at an average price of $9.28 per share. Net of issuance costs and fees, this issuance added $31.4 million to common stockholders’ equity.

The Company has participated in the U.S. Treasury Troubled Asset Relief Program Capital Purchase Program under the Emergency Economic Stabilization Act of 2008. Upon the approval of participation, the U.S.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt has a maturity term of 10 years, is unsecured and bears interest at a rate of LIBOR plus 110 basis points. As of December 31, 2010, $50.0 million was outstanding with a rate of 1.40% under this note compared to $50.0 million at a rate of 1.35% at December 31, 2009. Interest expense on the subordinated debt was $736,000 in 2010, $1.0 million in 2009, and $2.3 million in 2008. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purpose and is included as a component of long-term debt in the accompanying consolidated balance sheet.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (Capital Securities). The trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common securities of the trusts by the Bancorp, in Junior Subordinated Notes issued by the Bancorp. Subject to some limitations, payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Capital Securities are guaranteed by the Bancorp to the extent the trusts have funds on hand at such time. The obligations of the Bancorp under the guarantees and the Junior Subordinated Notes are subordinate and junior in right of payment to all indebtedness of the Bancorp and will be structurally subordinated to all liabilities and obligations of the Bancorp’s subsidiaries. The Bancorp has the right to defer payments of interest on the Junior Subordinated Notes at any time or from time to time for a period of up to twenty consecutive quarterly periods with respect to each deferral period. Under the terms of the Junior Subordinated Notes, the Bancorp may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock if the Bancorp has deferred payment of interest on the Junior Subordinated Notes.

The five special purpose trusts are considered variable interest entities under FIN 46R. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company.

The Junior Subordinated Notes are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes. On March 1, 2005, the Federal Reserve adopted a final rule that retains trust preferred securities in the Tier I capital of bank holding companies, which after a five-year transition period, limited the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. This rule did not have a materially adverse effect on the Company’s capital positions.

Interest expense on the Junior Subordinated Notes was $3.1 million for 2010, $3.8 million for 2009, and $6.7 million for 2008.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the outstanding Junior Subordinated Notes issued by the Company to each trust as of December 31, 2010:

Trust Name	Issuance Date	Principal Balance of Notes	Not Redeemable Until	Stated Maturity	Annualized Coupon Rate	Current Interest Rate	Date of Rate Change	Payable/ Distribution Date
	(Dollars in thousands)
Cathay Capital
Trust I	June 26,	$20,619	June 30,	June 30,	3-month	3.45%	December 30,	March 30
	2003		2008	2033	LIBOR		2010	June 30
					+3.15%			September 30
								December 30
Cathay Statutory
Trust I	September 17,	20,619	September 17,	September 17,	3-month	3.30%	December 17,	March 17
	2003		2008	2033	LIBOR		2010	June 17
					+3.00%			September 17
								December 17
Cathay Capital
Trust II	December 30,	12,887	March 30,	March 30,	3-month	3.20%	December 30,	March 30
	2003		2009	2034	LIBOR		2010	June 30
					+2.90%			September 30
								December 30
Cathay Capital
Trust III	March 28,	46,392	June 15,	June 15,	3-month	1.78%	December 15,	March 15
	2007		2012	2037	LIBOR		2010	June 15
					+1.48%			September 15
								December 15
Cathay Capital
Trust IV	May 31,	20,619	September 6,	September 6,	3-month	1.70%	December 6,	March 6
	2007		2012	2037	LIBOR		2010	June 6
					1.40%			September 6
								December 6

Total Junior Subordinated Notes		$121,136

12. Income Taxes

For the years ended December 31, 2010, 2009, and 2008, the current and deferred amounts of the income tax expense are summarized as follows:

	2010	2009	2008
	(In thousands)
Current:
Federal	$16,496	$(25,226)	$50,643
State	7,379	429	19,762

	$23,875	$(24,797)	$70,405

Deferred:
Federal	(28,600)	(26,367)	(38,741)
State	(9,904)	(10,748)	(12,110)

	$(38,504)	$(37,115)	$(50,851)

Total income tax (benefit)/expense	$(14,629)	$(61,912)	$19,554

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Net deferred tax assets at December 31, 2010, and at December 31, 2009, are included in other assets in the accompanying consolidated balance sheets and are as follows:

	2010	2009
	(In thousands)
Deferred Tax Assets
Loan loss allowance, due to differences in computation of bad debts	$122,691	$93,470
Write-down on equity securities	3,714	3,209
Stock option compensation expense	15,748	14,932
State tax	1,903	2,883
Non-accrual interest	4,004	4,055
Write-down on other real estate owned	16,374	9,692
Unrealized loss on interest rate swaps	2,709	—
Unrealized loss on securities available-for-sale, net .	741	517
Other, net	3,079	3,957

Gross deferred tax assets .	170,963	132,715

Deferred Tax Liabilities
Core deposit intangibles .	(6,282)	(8,677)
Investment in aircraft financing trust and venture capital partnerships .	(21,329)	(18,161)
Dividends on Federal Home Loan Bank common stock	(4,035)	(5,002)
Other, net	(4,876)	(4,613)

Gross deferred tax liabilities .	(36,522)	(36,453)
Valuation allowance	(2,533)	(3,037)

Net deferred tax assets .	$131,908	$93,225

Amounts for the current year are based upon estimates and assumptions and could vary from amounts shown on the tax returns as filed.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize all benefits related to these deductible temporary differences except for $2.5 million of state deferred taxes for a portion of the capital losses related to the Company’s former investments in the preferred stock of Fannie Mae and Freddie Mac.

As of December 31, 2010, the Company had income tax receivables of approximately $23.50 million, of which $10.6 million relates to the carryback of the Company’s net operating loss for 2009 to the 2007 tax year and $10.3 million relates to the carryback of the Company’s low income housing tax credits for 2009 to the 2008 tax year. These income tax receivables are included in other assets in the accompanying consolidated balance sheets. Other assets included current income taxes receivable of $39.2 million as of December 31, 2009.

At December 31, 2010, the Company had federal net operating loss carry forwards of approximately $2.7 million which expire through 2022. The Federal net operating loss carry-forwards were acquired in

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with the Company’s acquisition of United Heritage Bank. Federal and state tax laws related to a change in ownership place limitations on the annual amount of operating loss carryovers that can be utilized to offset post-acquisition operating income based on the value of the acquired bank at the ownership change date.

During 2009 the Company accrued $1.0 million for uncertain tax positions, paid $4.8 million of state taxes previously recorded in unrecognized tax benefits and upon the expiration of applicable status of limitations, recognized $2.7 million tax benefits through goodwill reduction, and recognized a $1.5 million Federal impact of state tax payments. During 2010, the Company paid $1.5 million of California income taxes and $0.9 million of interest upon the completion of the audit of its 2000 to 2002 California income tax returns, recognized $0.5 million in tax benefits upon the expiration of statutes of limitation and a $0.8 million Federal impact of state tax payments. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	2010	2009
	(In thousands)
Balance, beginning of year .	$2,593	$7,840
Changes based on tax positions related to the current year	—	1,037
Expiration of statute of limitations	(508)	(2,764)
Federal impact of state payments .	843	1,454
Payments	(2,409)	(4,844)
Reductions for tax positions of prior years .	—	(130)

Balance, end of year	$519	$2,593

For the year ended December 31, 2009, upon the expiration of the statute of limitations, the Company reversed $1.1 million of interest and penalties and credited $0.6 million to income tax expense and $0.5 million to goodwill. During 2009, the Company also paid $0.7 million of accrued interest, net of applicable Federal tax benefit and accrued interest of $0.1 million. The Company had accrued interest and penalties of $0.1 million at December 31, 2010, and $0.2 million at December 31, 2009.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2007 and by the FTB of the State of California back to 2003. The Company is currently under audit by the Internal Revenue Service for the years 2007 to 2009 and by the California Franchise Tax Board for the years 2003 to 2004. As the Company is presently under audit by a number of tax authorities, it is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

Income tax expense results in effective tax rates that differ from the statutory Federal income tax rate for the years indicated as follows:

	2010		2009		2008
	(In thousands)
Tax provision at Federal statutory rate	$(1,072)	35.0%	$(45,042)	35.0%	$24,737	35.0%
State income taxes, net of Federal income tax benefit	(1,641)	53.5	(6,175)	4.8	4,634	6.6
Interest on obligations of state and political subdivisions,which are exempt from Federal taxation	(299)	9.8	(267)	0.2	(427)	(0.6)
Low income housing and other tax credits	(11,220)	366.2	(10,575)	8.2	(9,535)	(13.5)
Other, net	(397)	13.0	147	(0.1)	145	0.2

Total income tax (benefit)/expense	$(14,629)	477.5%	$(61,912)	48.1%	$19,554	27.7%

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Stockholders’ Equity and Earnings per Share

As a bank holding company, the Bancorp’s ability to pay dividends will depend upon the dividends it receives from the Bank and on the income it may generate from any other activities in which it may engage, either directly or through other subsidiaries.

Under California banking law, the Bank may not, without regulatory approval, pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, as of January 1, 2011, the Bank does not have any capacity to pay dividends to the Company without regulatory approval.

During 2003, the Bank formed Cathay Real Estate Investment Trust (“Trust”) to provide the Bank flexibility in raising capital. In 2003 and 2004, the Trust sold to accredited investors $8.6 million of its 7.0% Series A Non-Cumulative preferred stock which pays dividends, if declared, at the end of each quarter. This preferred stock qualifies as Tier 1 capital under current regulatory guidelines. Dividends of $611,000 in 2010, dividends of $611,000 in 2009, and dividends of $603,000 in 2008 were paid. For the years ended and as of December 31, 2010, December 31, 2009, and December 31, 2008, the net income and assets of the Trust were eliminated in consolidation.

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

On November 16, 2000, the Bancorp’s Board of Directors adopted a Rights Agreement between the Bancorp and American Stock Transfer and Trust Company, as Rights Agent, and declared a dividend of one preferred share purchase right for each outstanding share of the Bancorp common stock. The dividend was payable on January 19, 2001, to stockholders of record at the close of business on the record date, December 20, 2000. Each preferred share purchase right entitles the registered holder to purchase from the Bancorp one one-thousandth of a share of the Bancorp’s Series A junior participating preferred stock at a price of $200, subject to adjustment. In general, the rights become exercisable if, after December 20, 2000, a person or group acquires 15% or more of the Bancorp’s common stock or announces a tender offer for 15% or more of the common stock. The Board of Directors is entitled to redeem the rights at one cent per right at any time before any such person acquires 15% or more of the outstanding common stock. The Rights Agreement expired at the close of business on November 16, 2010, and was not renewed.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	2010			2009			2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except shares and per share data)
Net income/(loss)	$11,565			$(67,390)			$50,521
Dividends on preferred stock	(16,388)			(16,338)			(1,140)

Basic EPS (loss)/income	$(4,823)	77,073,954	$(0.06)	$(83,728)	52,629,159	$(1.59)	$49,381	49,414,824	$1.00
Effect of dilutive stock options		—			—			114,969

Diluted EPS (loss)/income	$(4,823)	77,073,954	$(0.06)	$(83,728)	52,629,159	$(1.59)	$49,381	49,529,793	$1.00

All options to purchase an additional 5.0 million shares, restricted stock units on an additional 39,000 shares, and warrants on an additional 1.8 million shares at December 31, 2010 were excluded from computation of diluted per-share amounts due to the net loss from operations for 2010. All options to purchase an additional 5.2 million shares, restricted stock units to purchase an additional 61,000 shares, and warrants to purchase an additional 1.8 million shares at December 31, 2009, were excluded from computation of diluted per-share amounts due to the net loss from operations for 2009. Options to purchase an additional 4.5 million shares and warrants to purchase an additional 883,000 shares at December 31, 2008 were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments whose contract amounts represent the amount of credit risk include the following:

	2010	2009
	(In thousands)
Commitments to extend credit	$1,360,266	$1,591,019
Standby letters of credit	59,876	61,488
Commercial letters of credit	62,722	49,257
Bill of lading guarantees	245	300

Total	$1,483,109	$1,702,064

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

As of December 31, 2010, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

As of December 31, 2010, commitments to extend credit of $1.4 billion include commitments to fund fixed rate loans of $44.6 million and adjustable rate loans of $1.3 billion.

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

Leases. The Company is obligated under a number of operating leases for premises and equipment with terms ranging from one to 50 years, many of which provide for periodic adjustment of rentals based on changes in various economic indicators. Rental expense was $6.6 million for 2010, $6.9 million for 2009, and $7.8 million for 2008. The following table shows future minimum payments under operating leases with terms in excess of one year as of December 31, 2010.

Year Ending December 31,	Commitments
(In thousands)
2011	$5,764
2012	4,981
2013	4,132
2014	2,994
2015	1,244
Thereafter	1,143

Total minimum lease payments	$20,258

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rental income was $0.3 million for 2010, $0.3 million for 2009, and $0.5 million for 2008. The following table shows future rental payments to be received under operating leases with terms in excess of one year as of December 31, 2010:

Year Ending December 31,	Commitments
(In thousands)
2011	$88
2012	91
2013	93
2014	45
Thereafter	—

Total minimum lease payments to be received	$317

15. Financial Derivatives

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

As of December 31, 2010, and December 31, 2009, we had five interest rate swap agreements outstanding with two major financial institutions in the notional amount of $300.0 million for a period of three years. These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities. At December 31, 2010, we paid a fixed rate at a weighted average rate of 1.95% and received a floating 3-month Libor rate at a weighted average rate of 0.30% compared to 0.26% at December 31, 2009. The net amount accrued on these interest rate swaps of $4.8 million for 2010 was recorded to reduce other non-interest income compared to $2.4 million for 2009. At December 31, 2010, we recorded $5.8 million within other liabilities to recognize the negative fair value of these interest rate swaps compared to $694,000 at December 31, 2009.

We enter into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates, for foreign exchange certificates of deposit, foreign currency contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign currency certificates of deposit, foreign exchange contracts, or foreign currency option contracts are recognized

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

immediately in operations as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At December 31, 2010, the notional amount of option contracts totaled $29.3 million with a net positive fair value of $35,000. Spot and forward contracts in the total notional amount of $112.7 million had positive fair value, in the amount of $4.6 million, at December 31, 2010. Spot and forward contracts in the total notional amount of $68.4 million had a negative fair value, in the amount of $1.9 million, at December 31, 2010. At December 31, 2009, the notional amount of option contracts totaled $4.7 million with a net positive fair value of $10,000. Spot and forward contracts in the total notional amount of $60.7 million had positive fair value, in the amount of $3.6 million, at December 31, 2009. Spot and forward contracts in the total notional amount of $60.8 million had a negative fair value, in the amount of $967,000, at December 31, 2009.

16. Fair Value Measurements

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

The Company uses the following methodologies to measure the fair value of its financial assets and liabilities on a recurring basis:

Securities Available for Sale. For certain actively traded agency preferred stocks and U.S. Treasury securities, the Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement. The Company also measures securities by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement. This category generally includes U.S. Government agency securities, state and municipal securities, mortgage-backed securities (“MBS”), commercial MBS, collateralized mortgage obligations, asset-backed securities, U.S. Government sponsored enterprise preferred stock securities, and corporate bonds.

Trading Equity Securities and Mutual Funds. The Company measures the fair value of trading equity securities and mutual funds based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement.

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

Loans Held for sale. The Company records loans held for sale at fair value based on quoted prices from third party sale analysis, existing sale agreements, or appraisal reports adjusted by sales commission assumption, a Level 3 measurement.

Goodwill. The Company completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment. Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill. The implied fair value of goodwill is computed by assuming all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill. This adjusted goodwill balance is the implied fair value used in step two. An impairment charge is then recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value. In connection with the determination of fair value, certain data and information was utilized, including earnings forecast at the reporting unit level for the next four years. Other key assumptions include terminal values based on future growth rates and discount rates for valuing the cash flows, which have inputs for the risk-free rate, market risk premium and adjustments to reflect inherent risk and required market returns. Because of the significance of unobservable inputs in the valuation of goodwill impairment, goodwill subject to nonrecurring fair value adjustments is classified as Level 3 measurement.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at December 31, 2010, and at December 31, 2009:

	As of December 31, 2010
	Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$118,828	$—	$—	$118,828
U.S. government sponsored entities	—	825,082	—	825,082
State and municipal securities	—	1,718	—	1,718
Mortgage-backed securities	—	642,305	—	642,305
Collateralized mortgage obligations	—	25,194	—	25,194
Asset-backed securities	—	240	—	240
Corporate bonds	—	331,991	—	331,991
Mutual fund	3,927	—	—	3,927
Preferred stock of government sponsored entities	—	719	—	719
Trust preferred securities	14,437	—	—	14,437
Other foreign securities	—	37,434	—	37,434
Other equity securities	1,692	—	—	1,692

Total securities available-for-sale	138,884	1,864,683	—	2,003,567
Trading securities	23	3,795	—	3,818
Warrants	—	—	40	40
Option contracts	—	106	—	106
Foreign exchange contracts	—	4,629	—	4,629

Total assets	$138,907	$1,873,213	$40	$2,012,160

Liabilities
Interest rate swaps	$—	$6,508	$—	$6,508
Option contracts	—	72	—	72
Foreign exchange contracts	—	1,873	—	1,873

Total liabilities	$—	$8,453	$—	$8,453

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2009
	Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$13,748	$—	$—	$13,748
U.S. government sponsored entities	—	871,344	—	871,344
State and municipal securities	—	12,823	—	12,823
Mortgage-backed securities	—	1,942,176	—	1,942,176
Collateralized mortgage obligations	—	47,789	—	47,789
Asset-backed securities	—	249	—	249
Corporate bonds	—	9,757	—	9,757
Preferred stock of government sponsored entities	—	1,272	—	1,272
Other foreign securities	—	14,891	—	14,891
Other equity securities	1,050	—	—	1,050

Total securities available-for-sale	14,798	2,900,301	—	2,915,099
Trading securities	18	—	—	18
Warrants	—	—	50	50
Option contracts	—	18	—	18
Foreign exchange contracts	—	3,565	—	3,565

Total assets	$14,816	$2,903,884	$50	$2,918,750

Liabilities
Interest rate swaps	$—	$694	$—	$694
Option contracts	—	8	—	8
Foreign exchange contracts	—	967	—	967

Total liabilities	$—	$1,669	$—	$1,669

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $40,000 at December 31, 2010, compared to $50,000 at December 31, 2009. The fair value adjustment of $10,000 was included in other operating income of 2010.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at December 31, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at December 31, 2010, and at December 31, 2009, and the total losses for the periods indicated:

	As of December 31, 2010				Total Losses
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2010	December 31, 2009
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$—	$4,824	$4,824	$3,411	$16,293
Construction-residential	—	—	500	500	1,295	23,234
Construction-other	—	—	5,659	5,659	—	12,493
Real estate loans	—	—	99,309	99,309	1,407	27,350
Land loans	—	—	730	730	1,003	11,639

Total impaired loans	—	—	111,022	111,022	7,116	91,009
Loans held-for-sale	—	—	2,873	2,873	3,160	19,252
Other real estate owned (1)	—	72,159	11,105	83,264	20,139	28,216
Investments in venture capital	—	—	8,410	8,410	760	1,982
Equity investments	522	—	—	522	304	—

Total assets	$522	$72,159	$133,410	$206,091	$31,479	$140,459

(1)	Other real estate owned balance of $77.7 million in the consolidated balance sheet is net of estimated disposal costs.

	As of December 31, 2009				Total Losses
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2009	December 31, 2008
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$16,129	$1,369	$17,498	$16,293	$5,312
Construction-residential	—	27,797	24,290	52,087	23,234	12,979
Construction-other	—	18,904	742	19,646	12,493	—
Real estate loans	—	25,901	—	25,901	27,350	3,699
Land loans	—	21,262	—	21,262	11,639	5,225

Total impaired loans	—	109,993	26,401	136,394	91,009	27,215
Loans held-for-sale	—	—	54,826	54,826	19,252	—
Other real estate owned (1)	—	62,602	13,206	75,808	28,216	3,604
Investments in venture capital	—	—	8,147	8,147	1,982	11
Equity investments	826	—	—	826	—	1,042

Total assets	$826	$172,595	$102,580	$276,001	$140,459	$31,872

(1)	Other real estate owned balance of $71.0 million in the consolidated balance sheet is net of estimated disposal costs.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of impaired loans was calculated based on the net realized fair value of the collateral or the observable market price of the most recent sale or quoted price from loans-held-for-sale.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

	As of December 31, 2010		As of December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$87,347	$87,347	$100,124	$100,124
Short-term investments	206,321	206,321	254,726	254,726
Securities purchased under agreements to resell	110,000	110,000	—	—
Securities held-to-maturity	840,102	837,359	635,015	628,908
Securities available-for-sale	2,003,567	2,003,567	2,915,099	2,915,099
Trading securities	3,818	3,818	18	18
Loans held-for-sale	2,873	2,873	54,826	54,826
Loans, net	6,615,769	6,596,501	6,678,914	6,528,170
Warrants	40	40	50	50

	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	$29,336	$106	$4,671	$18
Foreign exchange contracts	112,665	4,629	60,725	3,565

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Deposits	$6,991,846	$7,006,913	$7,505,040	$7,520,604
Securities sold under agreement to repurchase	1,561,000	1,704,585	1,557,000	1,695,130
Advances from Federal Home Loan Bank	550,000	580,054	929,362	993,243
Other borrowings	27,576	27,585	26,532	26,410
Long-term debt	171,136	114,557	171,136	92,553

	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	$72	$72	$8	$8
Interest rate swaps	300,000	6,508	300,000	694
Foreign exchange contracts	68,355	1,873	60,846	967

	Notional Amount	Fair Value	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,360,266	$(603)	$1,591,019	$(621)
Standby letters of credit	59,876	(282)	61,488	(200)
Other letters of credit	62,722	(38)	49,257	(22)
Bill of lading guarantees	245	(1)	300	(1)

18. Employee Benefit Plans

Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Bancorp for the benefit of eligible employees. Employees are eligible to participate

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations. The Company also pays for the administration of this plan and of the trust. The Company has not made contributions to the trust since 2004 and does not expect to make any contributions in the future. Effective June 17, 2004, the ESOP was amended to provide the participants the election either to reinvest the dividends on the Company stock allocated to their accounts or to have these dividends distributed to the participant. The ESOP trust purchased 4,881 shares in 2010, 22,515 shares in 2009, and 36,428 shares in 2008, of the Bancorp’s common stock at an aggregate cost of $51,000 in 2010, $289,000 in 2009 and $610,000 in 2008. All purchases after 2006 were through the Dividend Reinvestment Plan. The distribution of benefits to participants totaled 171,689 shares in 2010, 89,968 shares in 2009, and 55,235 shares in 2008. As of December 31, 2010, the ESOP owned 1,381,634 shares, or 1.8%, of the Company’s outstanding common stock.

401(k) Plan. In 1997, the Board approved the Company’s 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed three months of service and have attained the age of 21 are eligible to participate. Enrollment dates are on January 1st, April 1st, July 1st, and October 1st of each year. Participants may contribute up to 75% of their eligible compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. Prior to April 1, 2009, the Company matched 100% on the first 5% of eligible compensation contributed per pay period by the participant, after one year of service. The vesting schedule for the matching contribution is 0% for less than two years of service, 25% after two years of service and from then on, at an increment of 25% each year until 100% is vested after five years of service. In February 2009, the Board revised and reduced the contribution match for the Company’s 401(k) Profit Sharing Plan. Effective on April 1, 2009, the Company matches 100% on the first 2.5% of eligible compensation contributed per pay period by the participant, after one year of service. The Company’s contribution amounted to $0.9 million in 2010, $1.1 million in 2009, and $1.8 million in 2008. The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations. Participants may also borrow up to 50% of the vested amount, with a maximum of $50,000. The minimum loan amount is $1,000.

19. Equity Incentive Plans

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis. In May 2005, the stockholders of the Company approved the 2005 Incentive Plan which provides that 3,131,854 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, or as restricted stock, or as restricted stock units. In conjunction with the approval of the 2005 Incentive Plan, the Bancorp agreed to cease granting awards under the Equity Incentive Plan. As of December 31, 2009, the only options granted by the Company under the 2005 Incentive Plan were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. Stock options are typically granted in the first quarter of the year. There were no options granted in 2009 or in 2010. On February 21, 2008, the Company granted options to purchase 689,200 shares and restricted stock units covering 82,291 shares to selected bank officers and non-employee directors. The Company expects to issue new shares to satisfy stock option exercises and the vesting of restricted stock units.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash received from exercises of stock options totaled $13,000 for 1,280 shares in 2009. No options were exercised in 2010. The fair value of stock options vested in 2010 was $4.9 million compared to $5.7 million in 2009. Aggregate intrinsic value for options exercised was $8,000 in 2009.

A summary of stock option activity for 2010, 2009, and 2008 follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2007	4,574,280	$28.36	6.1	$24,487

Granted	689,200	23.37
Exercised	(20,906)	17.80
Forfeited	(36,200)	31.97

Balance, December 31, 2008	5,206,374	$27.72	5.6	$6,220

Exercised	(1,280)	10.63
Forfeited	(35,441)	29.58

Balance, December 31, 2009	5,169,653	$27.71	4.6	$—

Forfeited	(222,305)	23.23

Balance, December 31, 2010	4,947,348	27.93	3.7	$334

Exercisable, December 31, 2010	4,469,674	$28.02	3.4	$334

At December 31, 2010, 1,839,153 shares were available under the 2005 Incentive Plan for future grants. The following table shows stock options outstanding and exercisable as of December 31, 2010, the corresponding exercise prices, and the weighted-average contractual life remaining:

	Outstanding
Exercise Price	Shares	Weighted-Average Remaining Contractual Life (in Years)	Exercisable Shares
11.34	10,240	2.0	10,240
15.05	129,328	0.1	129,328
16.28	154,376	1.1	154,376
17.29	10,240	1.0	10,240
19.93	336,164	2.1	336,164
21.09	10,240	0.0	10,240
22.01	406,674	0.1	406,674
23.37	666,390	7.2	326,556
24.80	884,056	2.9	884,056
28.70	494,000	3.1	494,000
32.26	10,000	3.5	10,000
32.47	245,060	4.2	245,060
33.54	264,694	4.4	264,694
37.00	618,630	4.1	618,630
38.38	15,000	3.9	15,000
36.90	266,026	5.0	213,432
36.24	414,230	5.1	331,384
38.26	12,000	5.3	9,600

	4,947,348	3.7	4,469,674

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to stock options above, in February 2008, the Company also granted restricted stock units on 82,291 shares of the Company’s common stock to its eligible employees. On the date of granting of these restricted stock units, the closing price of the Company’s common stock was $23.37 per share. Such restricted stock units have a maximum term of five years and vest in approximately 20% annual increments subject to continued employment with the Company. On February 21, 2009, restricted stock units on 15,828 shares were vested at the closing price of $8.94 per share. Among the 15,828 restricted stock units, 2,865 shares were cancelled immediately for employees who elected to satisfy income tax withholding amounts through cancellation of shares and 12,963 common stock shares were issued on February 21, 2009. On February 21, 2010, additional restricted stock units on 15,006 shares were vested and the common stock shares were issued at the closing price of $9.64 per share. On February 21, 2011, additional restricted stock units on 12,633 shares were vested and common stock shares were issued at the closing price of $18.79 per share. The following table presents restricted stock unit activity for 2010, 2009, and 2008:

Units
Balance at December 31, 2007	—
Granted	82,291
Cancelled or forfeited	(2,754)

Balance at December 31, 2008	79,537

Vested	(12,963)
Cancelled or forfeited	(6,553)

Balance at December 31, 2009	60,021

Vested	(15,006)
Cancelled or forfeited	(6,055)

Balance at December 31, 2010	38,960

The compensation expense recorded related to the restricted stock units above was $327,000 in 2010 and $327,000 in 2009. Unrecognized stock-based compensation expense related to restricted stock units was $708,000 at December 31, 2010, and is expected to be recognized over the next 2.1 years.

The following table summarizes the tax benefit from options exercised:

	2010	2009	2008
	(In thousands)
(Short-fall)/benefit of tax deductions in excess of grant-date fair value	$(539)	$(196)	$(247)
Benefit of tax deductions on grant-date fair value	539	198	304

Total benefit of tax deductions	$—	$2	$57

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Condensed Financial Information of Cathay General Bancorp

The condensed financial information of the Bancorp as of December 31, 2010, and December 31, 2009, and for the years ended December 31, 2010, 2009, and 2008 is as follows:

Balance Sheets

	Year Ended December 31,
	2010	2009
	(In thousands, except share and per share data)
Assets
Cash	$787	$448
Short-term certificates of deposit	36,500	24,500
Investment in bank subsidiaries	1,498,572	1,386,729
Investment in non-bank subsidiaries	2,611	2,932
Other assets	12,426	12,944

Total assets	$1,550,896	$1,427,553

Liabilities
Junior subordinated debt	$121,136	$121,136
Other liabilities	2,102	2,173

Total liabilities	123,238	123,309

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, 258,000 issued and outstanding at December 31, 2010, and December 31, 2009	247,455	243,967
Common stock, $0.01 par value, 100,000,000 shares authorized, 82,739,348 issued and 78,531,783 outstanding at December 31, 2010, and 67,667,155 issued and 63,459,590 outstanding at December 31, 2009	827	677
Additional paid-in-capital	762,509	634,623
Accumulated other comprehensive loss, net	(1,022)	(875)
Retained earnings	543,625	551,588
Treasury stock, at cost (4,207,565 shares at December 31, 2010, and at December 31, 2009)	(125,736)	(125,736)

Total stockholders’ equity	1,427,658	1,304,244

Total liabilities and stockholders’ equity	$1,550,896	$1,427,553

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash dividends from Cathay Bank	$—	$—	$26,727
Interest income	227	299	84
Interest expense	3,075	3,817	6,746
Non-interest income	(782)	(1,929)	(1,061)
Non-interest expense	1,308	3,581	937

(Loss)/income before income tax benefit	(4,938)	(9,028)	18,067
Income tax benefit	(2,076)	(3,796)	(3,641)

(Loss)/income before undistributed earnings of subsidiaries	(2,862)	(5,232)	21,708
Undistributed earnings/(loss) of subsidiaries	14,427	(62,158)	28,813

Net income/(loss)	$11,565	$(67,390)	$50,521

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from Operating Activities
Net income/(loss)	$11,565	$(67,390)	$50,521
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings)/loss of subsidiaries	(14,427)	62,158	(28,813)
Increase/(decrease) in accrued expense	3	(80)	29
Write-downs on venture capital and other investments	521	2,246	1,356
Write-downs on impaired securities	492	—	—
Loss in fair value of warrants	29	41	21
Excess tax short-fall from stock options	539	196	247
Increase/(decrease) in other assets	1,040	(332)	(1,169)
Decrease in other liabilities	(607)	(1,773)	(5,179)

Net cash provided by operating activities	(845)	(4,934)	17,013

Cash flows from Investment Activities
Additional investment in subsidiary	(94,000)	(103,874)	(219,300)
(Increase)/decrease in short-term investment	(12,000)	14,800	(39,300)
Increase in available-for-sale securities	(418)	(2,846)	—
Exercise of warrants to acquire common stock	—	—	(62)
Proceeds from sale of common stock acquired from exercise of warrants	—	—	16
Venture capital investments	(1,056)	(897)	—

Net cash used in investment activities	(107,474)	(92,817)	(258,646)

Cash flows from Financing Activities
Issuance of Series B Preferred Stock	—	(25)	240,554
Issuance of Common Stock Warrant	—	—	17,673
Cash dividends	(16,041)	(22,460)	(20,977)
Issuance of common stock	124,928	119,447	—
Proceeds from shares issued under the Dividend Reinvestment Plan	310	1,160	2,551
Proceeds from exercise of stock options	—	13	373
Excess tax short-fall from share-based payment arrangements	(539)	(196)	(247)

Net cash used in financing activities	108,658	97,939	239,927

Decrease in cash and cash equivalents	339	188	(1,706)
Cash and cash equivalents, beginning of year	448	260	1,966

Cash and cash equivalents, end of year	$787	$448	$260

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Dividend Reinvestment Plan

The Company has a Dividend Reinvestment Plan which allows for participants’ reinvestment of cash dividends and certain optional additional investments in the Company’s common stock. Shares issued under the plan and the consideration received were 28,778 shares for $310,000 in 2010, 87,241 shares for $1.2 million in 2009, and 151,157 shares for $2.6 million in 2008.

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

The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A well capitalized institution must have a Tier 1 capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 5%. At December 31, 2010 and 2009, the Bank qualified as well capitalized under the regulatory framework for prompt corrective action.

The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2010, and December 31, 2009, are presented in the tables below:

	As of December 31, 2010				As of December 31, 2009
	Company		Bank		Company		Bank
	Balance	Percentage	Balance	Percentage	Balance	Percentage	Balance	Percentage
	(Dollars in thousands)
Tier I Capital (to risk-weighted assets)	$1,228,184	15.37%	$1,182,033	14.81%	$1,101,050	13.55%	$1,066,570	13.15%
Tier I Capital minimum requirement	319,607	4.00	319,209	4.00	324,937	4.00	324,502	4.00

Excess	$908,577	11.37%	$862,824	10.81%	$776,113	9.55%	$742,068	9.15%

Total Capital (to risk-weighted assets)	$1,379,758	17.27%	$1,333,610	16.71%	$1,253,701	15.43%	$1,219,405	15.03%
Total Capital minimum requirement	639,214	8.00	638,418	8.00	649,874	8.00	649,003	8.00

Excess	$740,544	9.27%	$695,192	8.71%	$603,827	7.43%	$570,402	7.03%

Tier I Capital (to average assets) Leverage ratio .	$1,228,184	11.44%	$1,182,033	11.03%	$1,101,050	9.64%	$1,066,570	9.35%
Minimum leverage requirement	429,254	4.00	428,667	4.00	457,059	4.00	456,470	4.00

Excess	$798,930	7.44%	$753,366	7.03%	$643,991	5.64%	$610,100	5.35%

Total average assets (1)	$10,731,357		$10,716,672		$11,426,468		$11,411,750
Risk-weighted assets	$7,990,176		$7,980,219		$8,123,420		$8,112,538

(1)	Average assets represent average balances for the fourth quarter of each year presented.

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

On March 1, 2010, the Bank entered into a memorandum of understanding with the DFI and the FDIC pursuant to which the Bank is required to develop and implement, within specified time periods, plans satisfactory to the DFI and the FDIC to reduce commercial real estate concentrations, to enhance and to improve the quality of the stress testing of the Bank’s loan portfolio, and to revise the Bank’s loan policy in connection therewith; to develop and adopt a strategic plan addressing improved profitability and capital ratios and to reduce the Bank’s overall risk profile; to develop and adopt a capital plan; to develop and implement a plan to improve asset quality, including the methodology for calculating the loss reserve allocation and evaluating its adequacy; and to develop and implement a plan to reduce dependence on wholesale funding. In addition, the Bank is required to report progress to the DFI and FDIC on a quarterly basis. The Bank is also subject to a restriction on dividends from the Bank to the Bancorp and is required to maintain adequate allowance for loan and lease losses and is subject to restrictions on any new branches and business lines without prior approval. The Bank is required to notify the FDIC and the DFI prior to effecting certain changes to our senior executive officers and board of directors and is limited and/or prohibited, in certain circumstances, in its ability to enter into contracts to pay and to make golden parachute severance and indemnification payments; and is required to retain management and directors acceptable to the DFI and the FDIC. The Board of the Company established a Compliance Committee to, among other things, review the Company’s management and governance and make recommendations for improvement. No assurance can be given that our current management and directors are acceptable to the DFI or the FDIC or that we will be able to retain or engage management or directors who are acceptable to the DFI and the FDIC. Additionally, there can be no assurance that we will not be subject to further supervisory action or regulatory proceedings.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. Quarterly Results of Operations (Unaudited)

The following table sets forth selected unaudited quarterly financial data:

	Summary of Operations
	2010				2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$118,332	$120,506	$124,287	$126,469	$130,038	$131,647	$129,252	$137,794
Interest expense	43,095	47,165	49,680	51,748	56,283	59,132	63,255	67,369

Net interest income	75,237	73,341	74,607	74,721	73,755	72,515	65,997	70,425
Provision for credit losses	10,000	17,900	45,000	84,000	91,000	76,000	93,000	47,000

Net-interest income/(loss) after provision for loan losses	65,237	55,441	29,607	(9,279)	(17,245)	(3,485)	(27,003)	23,425
Non-interest income	16,169	3,886	7,412	4,784	8,272	10,287	32,434	27,661
Non-interest expense	56,348	34,881	40,319	44,163	52,701	38,807	54,006	37,523

Income/(loss) before income tax expense	25,058	24,446	(3,300)	(48,658)	(61,674)	(32,005)	(48,575)	13,563
Income tax expense/(benefit)	6,789	7,023	(5,373)	(23,068)	(26,550)	(14,482)	(24,055)	3,175
Net income/(loss)	18,269	17,423	2,073	(25,590)	(35,124)	(17,523)	(24,520)	10,388

Less: net income attributable to noncontrolling interest	(158)	(151)	(150)	(151)	(154)	(156)	(150)	(151)

Net income/(loss) attributable to Cathay General Bancorp	18,111	17,272	1,923	(25,741)	(35,278)	(17,679)	(24,670)	10,237

Dividends on preferred stock	(4,102)	(4,098)	(4,096)	(4,092)	(4,089)	(4,086)	(4,083)	(4,080)

Net income/(loss) available to common stockholders	$14,009	$13,174	$(2,173)	$(29,833)	$(39,367)	$(21,765)	$(28,753)	$6,157

Basic net income/(loss) attributable to common stockholders per common share	$0.18	$0.17	$(0.03)	$(0.41)	$(0.64)	$(0.43)	$(0.58)	$0.12
Diluted net income/(loss) attributable to common stockholders per common share	$0.18	$0.17	$(0.03)	$(0.41)	$(0.64)	$(0.43)	$(0.58)	$0.12