Form 10-Q
period 2011-03-31
CATHAY GENERAL BANCORP
filed 2011-05-10
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, 78,634,462 shares outstanding as of April 29, 2011.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

1ST QUARTER 2011 REPORT ON FORM 10-Q

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

•

increased costs of compliance and other risks associated with changes in regulation and the current regulatory environment, including the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and the potential for substantial changes in the legal, regulatory, and enforcement framework and oversight applicable to financial institutions in reaction to recent adverse financial market events, including changes pursuant to the Dodd-Frank Act;

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

These and other factors are further described in Cathay General Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010 (Item 1A in particular), other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings it makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak to the date of this report. Cathay General Bancorp has no intention and undertakes no obligation to update any forward-looking statement or to publicly announce any revision of any forward-looking statement to reflect future developments or events, except as required by law.

Cathay General Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3286.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$87,111	$87,347
Short-term investments and interest bearing deposits	169,963	206,321
Securities purchased under agreements to resell	0	110,000
Securities held-to-maturity (market value of $1,228,109 in 2011 and $837,359 in 2010)	1,231,955	840,102
Securities available-for-sale (amortized cost of $1,545,034 in 2011 and $2,005,330 in 2010)	1,537,111	2,003,567
Trading securities	3,824	3,818
Loans held for sale	2,388	2,873
Loans	6,894,311	6,868,621
Less: Allowance for loan losses	(241,030)	(245,231)
Unamortized deferred loan fees	(7,827)	(7,621)

Loans, net	6,645,454	6,615,769
Federal Home Loan Bank stock	61,364	63,873
Other real estate owned, net	75,585	77,740
Investments in affordable housing partnerships, net	86,896	88,472
Premises and equipment, net	108,790	109,456
Customers’ liability on acceptances	22,623	14,014
Accrued interest receivable	33,524	35,382
Goodwill	316,340	316,340
Other intangible assets	15,520	17,044
Other assets	215,961	209,868

Total assets	$10,614,409	$10,801,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$960,677	$930,300
Interest-bearing accounts:
NOW accounts	415,986	418,703
Money market accounts	1,012,324	982,617
Saving accounts	390,679	385,245
Time deposits under $100,000	1,018,000	1,081,266
Time deposits of $100,000 or more	3,281,641	3,193,715

Total deposits	7,079,307	6,991,846

Securities sold under agreements to repurchase	1,459,000	1,561,000
Advances from the Federal Home Loan Bank	350,000	550,000
Other borrowings from financial institutions	10,991	8,465
Other borrowings for affordable housing investments	19,075	19,111
Long-term debt	171,136	171,136
Acceptances outstanding	22,623	14,014
Other liabilities	50,101	50,309

Total liabilities	9,162,233	9,365,881

Commitments and contingencies	0	0

Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, 258,000 issued and outstanding in 2011 and in 2010	248,334	247,455
Common stock, $0.01 par value; 100,000,000 shares authorized, 82,842,027 issued and 78,634,462 outstanding at March 31, 2011, and 82,739,348 issued and 78,531,783 outstanding at December 31, 2010	828	827
Additional paid-in-capital	764,098	762,509
Accumulated other comprehensive loss, net	(4,592)	(1,022)
Retained earnings	560,797	543,625
Treasury stock, at cost (4,207,565 shares at March 31, 2011, and at December 31, 2010)	(125,736)	(125,736)

Total Cathay General Bancorp stockholders’ equity	1,443,729	1,427,658
Noncontrolling Interest	8,447	8,447

Total equity	1,452,176	1,436,105

Total liabilities and equity	$10,614,409	$10,801,986

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	Three months ended March 31,
	2011	2010
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable, including loan fees	$90,558	$95,739
Investment securities- taxable	21,854	30,288
Investment securities- nontaxable	1,056	77
Federal Home Loan Bank stock	47	48
Federal funds sold and securities purchased under agreements to resell	41	0
Deposits with banks	221	317

Total interest and dividend income	113,777	126,469

INTEREST EXPENSE
Time deposits of $100,000 or more	10,725	15,383
Other deposits	5,720	9,101
Securities sold under agreements to repurchase	16,171	16,312
Advances from Federal Home Loan Bank	4,849	10,039
Long-term debt	1,206	913
Short-term borrowings	1	0

Total interest expense	38,672	51,748

Net interest income before provision for credit losses	75,105	74,721
Provision for credit losses	6,000	84,000

Net interest income/(loss) after provision for credit losses	69,105	(9,279)

NON-INTEREST INCOME
Securities gains, net	6,232	3,439
Letters of credit commissions	1,278	959
Depository service fees	1,361	1,357
Other operating income/(loss)	3,755	(971)

Total non-interest income	12,626	4,784

NON-INTEREST EXPENSE
Salaries and employee benefits	18,271	15,226
Occupancy expense	3,538	3,838
Computer and equipment expense	2,183	2,013
Professional services expense	3,729	4,639
FDIC and State assessments	4,317	5,144
Marketing expense	695	899
Other real estate owned expense, net	221	3,295
Operations of affordable housing investments , net	1,976	2,113
Amortization of core deposit intangibles	1,481	1,507
Cost associated with debt redemption	8,811	909
Other operating expense	2,561	4,580

Total non-interest expense	47,783	44,163

Income/(loss) before income tax expense/(benefit)	33,948	(48,658)
Income tax expense/(benefit)	11,734	(23,068)

Net income/(loss)	22,214	(25,590)
Less: net income attributable to noncontrolling interest	(151)	(151)

Net income/(loss) attributable to Cathay General Bancorp	22,063	(25,741)
Dividends on preferred stock	(4,105)	(4,092)

Net income/(loss) available to common stockholders	17,958	(29,833)

Other comprehensive income (loss) , net of tax
Unrealized holding gain/(loss) arising during the period	(950)	9,495
Less: reclassification adjustments included in net income	2,620	1,446

Total other comprehensive gain/(loss), net of tax	(3,570)	8,049

Total comprehensive income/(loss) attributable to Cathay General Bancorp	$18,493	$(17,692)

Net income/(loss) per common share:
Basic	$0.23	$(0.41)
Diluted	$0.23	$(0.41)

Cash dividends paid per common share	$0.010	$0.010
Basic average common shares outstanding	78,609,460	72,653,755
Diluted average common shares outstanding	78,635,620	72,653,755

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2011	2010
	(In thousands)
Cash Flows from Operating Activities
Net Income /(loss)	$22,214	$(25,590)
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for loan losses	6,000	84,000
Provision for losses on other real estate owned	1,979	2,855
Deferred tax liability (benefit)	5,425	(17,131)
Depreciation	1,521	2,071
Net gains on sale and transfer of other real estate owned	(3,605)	(1,368)
Write-downs on venture capital investments	57	199
Gain on sales and calls of securities	(6,232)	(3,439)
(Decrease)/increase in unrealized loss from interest rate swaps	(874)	3,679
Other non-cash interest	(181)	61
Amortization/accretion of security premiums/discounts, net	1,236	1,177
Amortization of intangibles	1,498	1,527
Excess tax short-fall from share-based payment arrangements	234	87
Stock based compensation expense	463	1,137
Decrease in deferred loan fees, net	207	(322)
Decrease in accrued interest receivable	1,858	2,021
(Increase)/decrease in other assets, net	(6,967)	15,806
Increase/(decrease) in other liabilities	298	(2,112)

Net cash provided by operating activities	25,131	64,658
Cash Flows from Investing Activities
Decrease/(increase) in short-term investments	36,360	(73,047)
Decrease in securities purchased under agreements to resell	110,000	0
Purchase of investment securities available-for-sale	(7,768)	(1,267,803)
Proceeds from maturity and calls of investment securities available-for-sale	0	493,170
Proceeds from sale of investment securities available-for-sale	217,261	45,077
Purchase of mortgage-backed securities available-for-sale	(100,496)	0
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	356,931	438,445
Purchase of investment securities held-to-maturity	(419,460)	(10,000)
Proceeds from maturity, call and prepayment of investment securities held-to-maturity	26,971	9,465
Purchase of trading securities	0	(12,981)
Redemption of Federal Home Loan Bank stock	2,509	0
Net increase in loans	(47,686)	(34,254)
Purchase of premises and equipment	(1,069)	(883)
Proceeds from sale of other real estate owned	16,064	9,739
Net increase in investment in affordable housing	(265)	(1,999)

Net cash provided by/(used in) investing activities	189,352	(405,071)

Cash Flows from Financing Activities
Net increase/(decrease) in demand deposits, NOW accounts, money market and saving deposits	62,800	(21,856)
Net increase in time deposits	24,839	263,022
Net increase/(decrease) in federal funds purchased and securities sold under agreement to repurchase	(102,000)	2,000
Advances from Federal Home Loan Bank	286,000	78,000
Repayment of Federal Home Loan Bank borrowings	(486,000)	(143,000)
Cash dividends	(786)	(785)
Issuance of common stock	0	124,924
Cash dividend paid on preferred stock	(3,225)	(3,225)
Proceeds from other borrowings	2,526	6,139
Proceeds from shares issued through Dividend Reinvestment Plan	54	83
Proceeds from exercise of stock options	1,307	0
Excess tax short-fall from share-based payment arrangements	(234)	(87)

Net cash (used in)/ provided by financing activities	(214,719)	305,215

(Decrease)/increase in cash and cash equivalents	(236)	(35,198)
Cash and cash equivalents, beginning of the period	87,347	100,124

Cash and cash equivalents, end of the period	$87,111	$64,926

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$40,765	$51,903
Income taxes paid/(refunded)	$21,600	$(7,142)
Non-cash investing and financing activities:
Net change in unrealized holding (loss)/gain on securities available-for-sale, net of tax	$(3,571)	$8,049
Loans to facilitate sale of loans	$0	$23,500
Transfers to other real estate owned	$14,035	$51,972
Transfers to other real estate owned from loans held for sale	$2,874	$5,851
Loans transfers from investment to held for sale	$2,388	$0
Loans to facilitate the sale of other real estate owned	$4,625	$0

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (the “Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, the “Company”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of March 31, 2011, the Bank operated twenty branches in Southern California, eleven branches in Northern California, eight branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The most significant estimates subject to change are the allowance for loan losses, goodwill impairment, and other-than-temporary impairment.

3. Recent Accounting Pronouncements

The FASB issued ASU 2010-06 “Improving Disclosures about Fair Value Measurements” in January 2010 to improve disclosure requirements related to ASC Topic 820. ASU 2010-06 requires an entity to report separately significant transfers in and out of Level 1 and Level 2 fair value measurements and to explain the transfers. It also requires an entity to present separately information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 is effective for fiscal years beginning after December 15, 2010. Adoption of ASU 2010-06 did not have a significant impact on the Company’s consolidated financial statements.

The FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” in July 2010 to provide disclosures that facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosures on two levels of disaggregation– portfolio segment and class of financing receivable. The disclosure requirements include, among other things, a roll-forward schedule of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 was effective for the entity’s financial statements as of December 31, 2010, as related to end of a reporting period disclosure requirement. Disclosures that relate to activity during a reporting period is required for the entity’s financial statements that include periods beginning on or after January 1, 2011. See Note 7 to these condensed consolidated financial statements for the required disclosures at March 31, 2011.

The FASB issued ASU 2010-28 “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” in December 2010. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 was effective on December 15, 2010. Adoption of ASU 2010-28 did not have a significant impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies the guidance on creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring. A restructuring constitutes a troubled debt restructuring if it meets both of the following criteria: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for interim and annual periods after June 15, 2011, and will be applied retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 is not expected to have a significant impact on the Company’s consolidated financial statements.

4. Earnings/Loss per Share

Basic earnings per share exclude dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock that then shared in earnings. Potential dilution is excluded from computation of diluted per-share amounts when a net loss from operation exists.

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth loss per common stock share calculations:

	For the three months ended March 31,
(Dollars in thousands, except share and per share data)	2011	2010
Net income/(loss) attributable to Cathay General Bancorp	$22,063	($25,741)
Dividends on preferred stock	(4,105)	(4,092)

Net income/(loss) available to common stockholders	$17,958	($29,833)

Weighted-average number of common shares outstanding:
Basic	78,609,460	72,653,755
Diluted effect of weighted-average outstanding common shares equivalents
Stock Options	26,160	0

Diluted weighted-average number of common shares outstanding	78,635,620	72,653,755

Average shares of stock options, restricted stock units, and warrants with anti-dilutive effect	6,198,286	6,988,181
Earnings/(loss) per common stock share:
Basic	$0.23	($0.41)
Diluted	$0.23	($0.41)

5. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of March 31, 2011, the only options granted by the Company were non-statutory stock options to selected Bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. There were no options granted during 2010 and during the first quarter of 2011.

Option compensation expense totaled $366,000 for the three months ended March 31, 2011, and $1.1 million for the three months ended March 31, 2010. Stock-based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $1.5 million at March 31, 2011, and is expected to be recognized over the next 1.9 years.

Stock options covering 86,860 shares were exercised during the first quarter of 2011 compared to none in the year of 2010. Cash received totaled $1.3 million and the aggregate intrinsic value totaled $172,000 from the exercise of stock options during the first quarter ended March 31, 2011. Fair value of stock options vested was $2.6 million during the first quarter of 2011 and $4.8 million during the first quarter of 2010. The table below summarizes stock option activity for the periods indicated:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2010	4,947,348	27.93	3.7	$334
Exercised	(86,860)	15.05
Forfeited	(481,588)	20.75

Balance, March 31, 2011	4,378,900	$28.86	3.9	$178

Exercisable, March 31, 2011	4,151,244	$29.15	3.7	$178

In addition to stock options, the Company also grants restricted stock units to eligible employees. On February 21, 2008, restricted stock units for 82,291 shares were granted to eligible employees. Upon vesting of restricted stock units, the Company issued 15,006 shares of common stock at the closing price of $9.64 per share on February 21, 2010, and 12,633 shares of common stock at the closing price of $18.79 per share on February 21, 2011. Restricted stock units granted in 2008 have a maximum term of five years and vest in approximately 20% annual increments subject to continued employment with the Company.

In March 2011, the Company again granted restricted stock units of 65,243 shares to eligible employees. The closing price of the Company’s common stock on the date of the grant was $16.14 for the 15,069 restricted stock units granted on March 15, 2011 and $16.15 for the 50,174 restricted stock units granted on March 23, 2011. These restricted stock units granted in March 2011 are scheduled to vest in March 2013.

The following table presents information relating to the restricted stock units as of March 31, 2011:

Units
Balance at December 31, 2010	38,960
Granted	65,243
Forfeited	(1,168)
Vested	(12,633)

Balance at March 31, 2011	90,402

The compensation expense recorded related to the restricted stock units above was $96,000 for the three months ended March 31, 2011, and $82,000 for the three months ended March 31, 2010. Unrecognized stock-based compensation expense related to restricted stock units was $1.7 million at March 31, 2011, and is expected to be recognized over the next 2.0 years.

The following table summarizes the tax benefit (short-fall) from share-based payment arrangements:

	For the three months ended March 31,
(Dollars in thousands)	2011	2010
Benefit/(short-fall) of tax deductions in excess of grant-date fair value	$(234)	$(87)
Benefit of tax deductions on grant-date fair value	306	87

Total benefit of tax deductions	$72	$0

6. Investment Securities

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of March 31, 2011, and December 31, 2010:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,932	$2,272	$0	$102,204
State and municipal securities	129,978	24	5,755	124,247
Mortgage-backed securities	992,077	4,317	4,734	991,660
Other foreign debt securities	9,968	30	0	9,998

Total securities held-to-maturity	$1,231,955	$6,643	$10,489	$1,228,109

Securities Available-for-Sale
U.S. treasury securities	$125,554	$0	$7,497	$118,057
U.S. government sponsored entities	635,018	187	9,169	626,036
State and municipal securities	1,873	0	143	1,730
Mortgage-backed securities	377,822	10,550	63	388,309
Collateralized mortgage obligations	21,641	630	135	22,136
Asset-backed securities	215	0	4	211
Corporate bonds	316,553	311	5,998	310,866
Mutual funds	4,000	0	88	3,912
Preferred stock of government sponsored entities	569	1,917	0	2,486
Trust preferred securities	22,317	204	12	22,509
Other foreign debt securities	38,004	64	308	37,760
Other equity securities	1,468	1,631	0	3,099

Total securities available-for-sale	$1,545,034	$15,494	$23,417	$1,537,111

Total investment securities	$2,776,989	$22,137	$33,906	$2,765,220

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,921	$2,639	$0	$102,560
State and municipal securities	130,107	0	8,946	121,161
Mortgage-backed securities	600,107	5,230	1,653	603,684
Other foreign debt securities	9,967	0	13	9,954

Total securities held-to-maturity	$840,102	$7,869	$10,612	$837,359

Securities Available-for-Sale
U.S. treasury securities	$125,573	$0	$6,745	$118,828
U.S. government sponsored entities	830,269	1,653	6,840	825,082
State and municipal securities	1,875	0	157	1,718
Mortgage-backed securities	627,574	14,854	123	642,305
Collateralized mortgage obligations	24,719	590	115	25,194
Asset-backed securities	245	0	5	240
Corporate bonds	336,476	1,307	5,792	331,991
Mutual funds	4,000	0	73	3,927
Preferred stock of government sponsored entities	569	150	0	719
Trust preferred securities	14,549	58	170	14,437
Other foreign debt securities	38,013	67	646	37,434
Other equity securities	1,468	224	0	1,692

Total securities available-for-sale	$2,005,330	$18,903	$20,666	$2,003,567

Total investment securities	$2,845,432	$26,772	$31,278	$2,840,926

The amortized cost and fair value of investment securities at March 31, 2011, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$59,348	$59,480	$0	$0
Due after one year through five years	418,601	411,005	99,932	102,204
Due after five years through ten years	754,123	744,948	17,628	17,462
Due after ten years (1)	312,962	321,678	1,114,395	1,108,443

Total	$1,545,034	$1,537,111	$1,231,955	$1,228,109

(1)	Equity securities are reported in this category

Proceeds from sales and repayments of mortgage-backed securities were $356.9 million during the first quarter of 2011 compared to $438.4 million during the same quarter a year ago. Proceeds from sales and repayments of other investment securities were $217.3 million during the first quarter of 2011 compared to $45.1 million during the first quarter of 2010. Proceeds from maturity and calls of investment securities were $27.0 million during the first quarter of 2011 compared to $502.6 million during the same quarter a year ago. Gains of $6.2 million and no losses were realized on sales and calls of investment securities during the first quarter of 2011 compared to $3.4 million in gains and no losses realized for the same quarter a year ago.

The temporarily impaired securities represent 56.9% of the fair value of investment securities as of March 31, 2011. Unrealized losses for securities with unrealized losses for less than twelve months represent 2.1%, and securities with unrealized losses for twelve months or more represent 5.9%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased. All of these securities were investment grade as of March 31, 2011, except two whole loan securities with a par amount at March 31, 2011 of $9.5 million that were rated B and B2 and one corporate note with a principal balance of $5.0 million was rated BB. At March 31, 2011, 11 issues of securities had unrealized losses for 12 months or longer and 180 issues of securities had unrealized losses of less than 12 months.

At March 31, 2011, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The table below shows the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of March 31, 2011, and December 31, 2010:

	As of March 31, 2011
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
State and municipal securities	$118,178	$5,755	117	$0	$0	0	$118,178	$5,755	117
Mortgage-backed securities	427,835	4,734	12	0	0	0	427,835	4,734	12

Total securities held-to-maturity	$546,013	$10,489	129	$0	$0	0	$546,013	$10,489	129

Securities Available-for-Sale
U.S. treasury securities	$118,057	$7,497	1	$0	$0	0	$118,057	$7,497	1
U.S. government sponsored entities	575,790	9,169	12	0	0	0	575,790	9,169	12
State and municipal securities	1,730	143	2	0	0	0	1,730	143	2
Mortgage-backed securities	576	5	5	80	1	3	656	6	8
Mortgage-backed securities-Non-agency	3,030	18	1	6,163	39	2	9,193	57	3
Collateralized mortgage obligations	0	0	0	838	135	4	838	135	4
Asset-backed securities	0	0	0	211	4	1	211	4	1
Corporate bonds	254,211	5,138	25	9,140	860	1	263,351	5,998	26
Mutual funds	3,912	88	1	0	0	0	3,912	88	1
Trust preferred securities	2,818	12	2	0	0	0	2,818	12	2
Other foreign debt securities	19,692	308	2	0	0	0	19,692	308	2

Total securities available-for-sale	$979,816	$22,378	51	$16,432	$1,039	11	$996,248	$23,417	62

Total investment securities	$1,525,829	$32,867	180	$16,432	$1,039	11	$1,542,261	$33,906	191

	As of December 31, 2010
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
State and municipal securities	$121,161	$8,946	122	$0	$0	0	$121,161	$8,946	122
Mortgage-backed securities	89,439	1,653	2	0	0	0	89,439	1,653	2
Other foreign debt securities	9,954	13	1	0	0	0	9,954	13	1

Total securities held-to-maturity	$220,554	$10,612	125	$0	$0	0	$220,554	$10,612	125

Securities Available-for-Sale
U.S. Treasury securities	$118,828	$6,745	5	$0	$0	0	$118,828	$6,745	5
U.S. government sponsored entities	578,118	6,840	12	0	0	0	578,118	6,840	12
State and municipal securities	1,718	157	2	0	0	0	1,718	157	2
Mortgage-backed securities	354	4	7	32	1	1	386	5	8
Mortgage-backed securities-Non-agency	0	0	0	10,127	118	3	10,127	118	3
Collateralized mortgage obligations	0	0	0	887	115	4	887	115	4
Asset-backed securities	0	0	0	240	5	1	240	5	1
Corporate bonds	283,376	5,792	27	0	0	0	283,376	5,792	27
Mutual funds	3,927	73	1	0	0	0	3,927	73	1
Trust preferred securities	10,384	170	2	0	0	0	10,384	170	2
Other foreign debt securities	27,254	646	3	0	0	0	27,254	646	3

Total securities available-for-sale	$1,023,959	$20,427	59	$11,286	$239	9	$1,035,245	$20,666	68

Total investment securities	$1,244,513	$31,039	184	$11,286	$239	9	$1,255,799	$31,278	193

Investment securities having a carrying value of $1.79 billion at March 31, 2011, and $1.80 billion at December 31, 2010, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, interest rate swaps, and foreign exchange transactions.

7. Loans

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

The components of loans in the consolidated balance sheets as of March 31, 2011, and December 31, 2010, were as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Type of Loans:
Commercial loans	$1,531,593	$1,441,167
Real estate construction loans	342,453	409,986
Commercial mortgage loans	3,893,904	3,940,061
Residential mortgage loans	897,108	852,454
Equity lines	210,569	208,876
Installment and other loans	18,684	16,077

Gross loans	6,894,311	6,868,621
Less:
Allowance for loan losses	(241,030)	(245,231)
Unamortized deferred loan fees	(7,827)	(7,621)

Total loans, net	$6,645,454	$6,615,769

Loans held for sale	$2,388	$2,873

The Company transferred the only held for sale loan of $2.9 million at December 31, 2010, to other real estate owned (“OREO”) in January 2011 and transferred two loans of $2.4 million to held for sale status in March 2011.

The Company identified impaired loans with a recorded investment of $412.2 million at March 31, 2011, compared to $382.0 million at December 31, 2010. We considered all non-accrual loans to be impaired. For impaired loans, the amounts previously charged off represent 21.8% at March 31, 2011, and 23.3% at December 31, 2010, of the contractual balances for impaired loans.

The following table presents the average balance and interest income recognized related to impaired loans for the period indicated:

	Impaired Loans
	For the Three Months Ended
	March 31, 2011		March 31, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans	$41,982	$272	$41,020	$12
Real estate construction loans	86,024	330	94,466	352
Commercial mortgage loans	253,130	1,066	238,016	776
Residential mortgage and equity lines	16,519	25	11,870	6

Subtotal	$397,655	$1,693	$385,372	$1,146

The following table presents impaired loans and the related allowance and charge-off as of the dates indicated:

	Impaired Loans
	At March 31, 2011			At December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(Dollars in thousands)
With no allocated allowance
Commercial loans	$43,377	$29,454	$0	$41,233	$27,775	$0
Real estate construction loans	101,848	68,139	0	102,186	64,274	0
Commercial mortgage loans	217,258	167,693	0	211,717	156,305	0
Residential mortgage and equity lines	6,773	6,569	0	7,823	7,436	0

Subtotal	$369,256	$271,855	$0	$362,959	$255,790	$0

With allocated allowance
Commercial loans	$29,539	$25,335	$2,953	$13,930	$7,748	$2,925
Real estate construction loans	21,565	14,411	7,569	15,429	13,416	7,470
Commercial mortgage loans	94,635	89,942	3,664	98,593	96,449	3,812
Residential mortgage and equity lines	11,810	10,662	1,106	9,811	8,589	978

Subtotal	$157,549	$140,350	$15,292	$137,763	$126,202	$15,185

Total impaired loans	$526,805	$412,205	$15,292	$500,722	$381,992	$15,185

The following table presents the aging of the loan portfolio by type as of March 31, 2011 and as of December 31, 2010:

	As of March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$2,834	$319	$0	$32,306	$35,459	$1,496,134	$1,531,593
Real estate construction loans	31,582	1,439	0	$56,538	89,559	252,894	342,453
Commercial mortgage loans	20,717	5,029	8	169,993	195,747	3,698,157	3,893,904
Residential mortgage loans	7,328	460	0	15,653	23,441	1,084,236	1,107,677
Installment and other loans	150	0	0	0	150	18,534	18,684

Total loans	$62,611	$7,247	$8	$274,490	$344,356	$6,549,955	$6,894,311

	As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$7,037	$2,990	$0	$31,498	$41,525	$1,399,642	$1,441,167
Real estate construction loans	14,634	15,425	4,175	53,937	88,171	321,815	409,986
Commercial mortgage loans	12,569	9,430	831	144,596	167,426	3,772,635	3,940,061
Residential mortgage loans	9,934	2,581	0	12,288	24,803	1,036,527	1,061,330
Installment and other loans	0	0	0	0	0	16,077	16,077

Total loans	$44,174	$30,426	$5,006	$242,319	$321,925	$6,546,696	$6,868,621

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

	As of March 31, 2011
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$14,366	$1,780	$0	$1,102	$17,248
Real estate construction loans	752	17,375	0	5,776	23,903
Commercial mortgage loans	5,047	70,038	2,462	15,052	92,599
Residential mortgage loans	0	597	0	980	1,577

Total accruing TDRs	$20,165	$89,790	$2,462	$22,910	$135,327

	As of March 31, 2011
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$0	$42	$2,208	$2,111	$4,361
Real estate construction loans	0	7,044	0	0	7,044
Commercial mortgage loans	1,239	23,083	0	2,440	26,762
Residential mortgage loans	334	3,691	0	938	4,963

Total non-accrual TDRs	$1,573	$33,860	$2,208	$5,489	$43,130

	As of December 31, 2010
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$1,131	$1,780	$0	$1,114	$4,025
Real estate construction loans	752	17,226	0	5,776	23,754
Commercial mortgage loans	16,586	70,185	3,459	15,055	105,285
Residential mortgage loans	2,658	599	0	479	3,736

Total accruing TDRs	$21,127	$89,790	$3,459	$22,424	$136,800

	As of December 31, 2010
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$0	$0	$2,310	$0	$2,310
Real estate construction loans	0	7,044	0	0	7,044
Commercial mortgage loans	1,239	14,112	0	1,113	16,464
Residential mortgage loans	340	1,037	0	951	2,328

Total non-accrual TDRs	$1,579	$22,193	$2,310	$2,064	$28,146

As of March 31, 2011, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

As part of the on-going monitoring of the credit quality of our loan portfolio, the Company utilizes a risk grading matrix to assign a risk grade to each loan. The risk rating categories can be generally described by the following grouping for non-homogeneous loans:

•	Pass/Watch – These loans range from minimal credit risk to lower than average, but still acceptable, credit risk.

•

Special Mention – Borrower is fundamentally sound and loan is currently protected but adverse trends are apparent that, if not corrected, may affect ability to repay. Primary source of loan repayment remains viable but there is increasing reliance on collateral or guarantor support.

•

Substandard – These loans are inadequately protected by current sound net worth, paying capacity or pledged collateral. Well-defined weaknesses exist that could jeopardize repayment of debt. Loss may not be imminent, but if weaknesses are not corrected, there is a good possibility of some loss.

•

Doubtful – The possibility of loss is extremely high, but due to identifiable and important pending events (which may strengthen the loan) a loss classification is deferred until the situation is better defined.

•	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following table presents loan portfolio by risk rating as of March 31, 2011, and as of December 31, 2010:

	As of March 31, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$1,356,227	$52,235	$119,347	$3,784	$1,531,593
Real estate construction loans	166,921	31,535	136,357	7,640	342,453
Commercial mortgage loans	3,336,437	119,004	438,463	0	3,893,904
Residential mortgage and equity lines	1,072,836	2,486	32,197	158	1,107,677
Installment and other loans	18,135	549	0	0	18,684

Total gross loans	$5,950,556	$205,809	$726,364	$11,582	6,894,311

Loans held for sale	$0	$0	$2,388	$0	$2,388

	As of December 31, 2010
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$1,258,537	$58,189	$118,670	$5,771	$1,441,167
Real estate construction loans	191,455	53,172	153,857	11,502	409,986
Commercial mortgage loans	3,365,040	143,974	431,047	0	3,940,061
Residential mortgage and equity lines	1,026,216	6,109	28,846	159	1,061,330
Installment and other loans	15,535	542	0	0	16,077

Total gross loans	5,856,783	$261,986	$732,420	$17,432	6,868,621

Loans held for sale	$0	$0	$2,873	$0	$2,873

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of March 31, 2011, and as of December 31, 2010.

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential mortgage and equity line	Consumer and Other	Total
	(In thousands)

March 31, 2011
Loans individually evaluated for impairment
Allowance	$2,953	$7,569	$3,664	$1,106	$0	$15,292
Balance	$54,790	$82,550	$257,635	$17,230	$0	$412,205

Loans collectively evaluated for impairment
Allowance	$60,241	$34,985	$121,631	$8,843	$38	$225,738
Balance	$1,476,803	$259,903	$3,636,269	$1,090,447	$18,684	$6,482,106

Total allowance	$63,194	$42,554	$125,295	$9,949	$38	$241,030
Total balance	$1,531,593	$342,453	$3,893,904	$1,107,677	$18,684	$6,894,311

December 31, 2010
Loans individually evaluated for impairment
Allowance	$2,540	$7,470	$3,106	$0	$0	$13,116
Balance	$33,555	$77,691	$248,059	$7,435	$0	$366,740

Loans collectively evaluated for impairment
Allowance	$61,379	$35,791	$125,241	$9,668	$36	$232,115
Balance	$1,407,612	$332,295	$3,692,002	$1,053,895	$16,077	$6,501,881

Total allowance	$63,919	$43,261	$128,347	$9,668	$36	$245,231
Total balance	$1,441,167	$409,986	$3,940,061	$1,061,330	$16,077	$6,868,621

The following table details activity in the allowance for loan losses by portfolio segment for the quarters ended March 31, 2011, and March 31, 2010, and for the year ended December 31, 2010.

Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential mortgage and equity line	Installment and Other Loans	Total
	(In thousands)
2010 Beginning Balance	$57,815	$45,086	$100,494	$8,480	$14	$211,889

Provision for possible credit losses	8,698	26,976	49,815	(1,230)	29	84,288
Charge-offs	(9,646)	(25,463)	(28,908)	0	0	(64,017)
Recoveries	578	148	232	0	2	960

Net Charge-offs	(9,068)	(25,315)	(28,676)	0	2	(63,057)

March 31, 2010 Ending Balance	$57,445	$46,747	$121,633	$7,250	$45	$233,120

Reserve to impaired loans	$1,885	$3,649	$13,166	$323	$0	$19,023
Reserve to non-impaired loans	$55,560	$43,098	$108,467	$6,927	$45	$214,097
Reserve for off-balance sheet credit commitments	$1,495	$3,277	$106	$38	$2	$4,918

2011 Beginning Balance	$63,919	$43,261	$128,347	$9,668	$36	$245,231

Provision for possible credit losses	(122)	4,654	1,218	423	(10)	6,163

Charge-offs	(1,378)	(6,248)	(5,123)	(226)	0	(12,975)
Recoveries	775	887	853	84	12	2,611

Net Charge-offs	(603)	(5,361)	(4,270)	(142)	12	(10,364)

March 31, 2011 Ending Balance	$63,194	$42,554	$125,295	$9,949	$38	$241,030

Reserve to impaired loans	$2,953	$7,569	$3,664	$1,106	$0	$15,292
Reserve to non-impaired loans	$60,241	$34,985	$121,631	$8,843	$38	$225,738
Reserve for off-balance sheet credit commitments	$689	$1,353	$93	$35	$2	$2,172

8. Investments in Affordable Housing

The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. The Company’s investments in these partnerships were $86.9 million at March 31, 2011, and $88.5 million at December 31, 2010. At March 31, 2011, and December 31, 2010, six of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s consolidated financial statements increased total assets and liabilities by $23.2 million at March 31, 2011, and by $22.8 million at December 31, 2010. Other borrowings for affordable housing limited partnerships were $19.1 million at March 31, 2011, and $19.1 million at December 31, 2010; recourse is limited to the assets of the limited partnerships. Unfunded commitments for affordable housing limited partnerships of $4.0 million as of March 31, 2011, and $4.3 million as of December 31, 2010, were recorded under other liabilities.

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

(In thousands)	At March 31, 2011	At December 31, 2010
Commitments to extend credit	$1,433,298	$1,360,266
Standby letters of credit	58,336	59,876
Other letters of credit	86,755	62,722
Bill of lading guarantees	448	245

Total	$1,578,837	$1,483,109

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment agreement. These commitments generally have fixed expiration dates and the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Letters of credit, including standby letters of credit and bill of lading guarantees, are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing these types of instruments is essentially the same as that involved in making loans to customers.

10. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.5 billion with a weighted average rate of 4.14% at March 31, 2011, compared to $1.6 billion with a weighted average rate of 4.18% at December 31, 2010. Two long-term securities sold under agreements to repurchase totaling $100.0 million with weighted average rate of 4.77% matured in March 2011. Fifteen floating-to-fixed rate agreements totaling $800.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 100 basis points to three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. At March 31, 2011, there was one short-term security sold under an agreement to repurchase of $9.0 million at the rate of 0.90% which matured on April 1, 2011. The table below provides summary data for long-term securities sold under agreements to repurchase as of March 31, 2011:

(Dollars in millions)	Fixed-to-floating				Floating-to-fixed			Total
Callable	All callable at March 31, 2011				All callable at March 31, 2011
Rate type	Float Rate				Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.75%	3.50%	3.50%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	5	4	1	1	10	4	28
Amount	$150.0	$250.0	$200.0	$50.0	$50.0	$550.0	$200.0	$1,450.0
Weighted average rate	3.75%	3.50%	3.50%	3.25%	4.83%	4.54%	5.00%	4.16%
Final maturity	2014	2014	2015	2015	2012	2014	2017

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.7 billion as of March 31, 2011, and $1.7 billion as of December 31, 2010.

11. Advances from the Federal Home Loan Bank (“FHLB”)

Total advances from the FHLB decreased $200.0 million to $350.0 million at March 31, 2011, from $550.0 million at December 31, 2010. During the first quarter of 2011, the Company prepaid advances totaling $200.0 million from the FHLB with a weighted rate of 4.29% and incurred a prepayment penalty totaling $8.8 million. In the first quarter of 2010, the Company prepaid advances totaling $65.0 million from the FHLB with a rate of 3.49% and incurred prepayment penalties totaling $909,000. As of March 31, 2011, all $350.0 million FHLB advances with weighted average rate of 4.51% were puttable, but the FHLB had not exercised its right to terminate any of the puttable transactions, compared to $550.0 million FHLB advances with weighted average rate of 4.43% at December 31, 2010. The FHLB has the right to terminate the puttable transactions at par at each three-month anniversary after the first puttable date.

12. Subordinated Note and Junior Subordinated Note

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt had an original maturity term of 10 years, was unsecured and bore interest at a rate of three-month LIBOR plus 110 basis points, payable on a quarterly basis. In March 2011, the Company extended the debt for an additional year. As part of the extension agreement, the rate has been increased from LIBOR plus 110 basis points to LIBOR plus 330 basis points for 2011 and 2012, after which time it reverts back to LIBOR plus 110 basis points. At March 31, 2011, the per annum interest rate on the subordinated debt was 3.61% compared to 1.40% at December 31, 2010. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (“Capital Securities”). These trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp in Junior Subordinated Notes issued by the Bancorp (“Junior Subordinated Notes”). The five special purpose trusts are considered variable interest entities under FIN 46R. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company. At March 31, 2011, Junior Subordinated Notes totaled $121.1 million with a weighted average interest rate of 2.47% compared to $121.1 million with a weighted average rate of 2.46% at December 31, 2010. The Junior Subordinated Notes have a stated maturity term of 30 years and are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

13. Income Taxes

Income tax expense totaled $11.7 million, or an effective tax rate of 34.7% for the first quarter of 2011 compared to an income tax benefit of $23.1 million, or an effective tax benefit rate of 47.3%, for the same quarter a year ago.

As of December 31, 2010, the Company had income tax receivables of approximately $23.5 million, of which $10.6 million relates to the carryback of the Company’s net operating loss for 2009 to the 2007 tax year and $10.3 million relates to the carryback of the Company’s low income housing tax credits for 2009 to the 2008 tax year. These income tax receivables are included in other assets in the accompanying consolidated balance sheets.

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

Interest Rate Swaps. Fair value of interest rate swaps is derived from observable market prices for similar assets on a recurring basis, a Level 2 measurement.

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

Goodwill. The Company completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment. Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill. The implied fair value of goodwill is computed by assuming all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill. This adjusted goodwill balance is the implied fair value used in step two. An impairment charge is then recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value. In connection with the determination of fair value, certain data and information is utilized, including earnings forecast at the reporting unit level for the next four years. Other key assumptions include terminal values based on future growth rates and discount rates for valuing the cash flows, which have inputs for the risk-free rate, market risk premium and adjustments to reflect inherent risk and required market returns. Because of the significance of unobservable inputs in the valuation of goodwill impairment, goodwill subject to nonrecurring fair value adjustments is classified as Level 3 measurement.

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

Investments in Venture Capital. The Company periodically reviews for other-than-temporary impairment (“OTTI”) on a nonrecurring basis. Investments in venture capital were written down to their fair value based on available financial reports from venture capital partnerships and management’s judgment and estimation, a Level 3 measurement.

Equity Investments. The Company records equity investments at fair value on a nonrecurring basis based on quoted market prices in active exchange market at the reporting date, a Level 1 measurement.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at March 31, 2011, and at December 31, 2010:

As of March 31, 2011	Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$118,057	$0	$0	$118,057
U.S. government sponsored entities	0	626,036	0	626,036
State and municipal securities	0	1,730	0	1,730
Mortgage-backed securities	0	388,309	0	388,309
Collateralized mortgage obligations	0	22,136	0	22,136
Asset-backed securities	0	211	0	211
Corporate bonds	0	310,866	0	310,866
Mutual funds	3,912	0	0	3,912
Preferred stock of government sponsored entities	0	2,486	0	2,486
Trust preferred securities	22,509	0	0	22,509
Other foreign debt securities	0	37,760	0	37,760
Other equity securities	3,099	0	0	3,099

Total securities available-for-sale	147,577	1,389,534	0	1,537,111
Trading securities	12	3,812	0	3,824
Warrants	0	0	64	64
Option contracts	0	163	0	163
Foreign exchange contracts	0	2,276	0	2,276

Total assets	$147,589	$1,395,785	$64	$1,543,438

Liabilities

Interest rate swaps	$0	$5,634	$0	$5,634
Option contracts	0	109	0	109
Foreign exchange contracts	0	936	0	936

Total liabilities	$0	$6,679	$0	$6,679

As of December 31, 2010	Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$118,828	$0	$0	$118,828
U.S. government sponsored entities	0	825,082	0	825,082
State and municipal securities	0	1,718	0	1,718
Mortgage-backed securities	0	642,305	0	642,305
Collateralized mortgage obligations	0	25,194	0	25,194
Asset-backed securities	0	240	0	240
Corporate bonds	0	331,991	0	331,991
Mutual funds	3,927	0	0	3,927
Preferred stock of government sponsored entities	0	719	0	719
Trust preferred securities	14,437	0	0	14,437
Other foreign debt securities	0	37,434	0	37,434
Other equity securities	1,692	0	0	1,692

Total securities available-for-sale	$138,884	$1,864,683	$0	$2,003,567
Trading securities	23	3,795	0	3,818
Warrants	0	0	40	40
Option contracts	0	106	0	106
Foreign exchange contracts	0	4,629	0	4,629

Total assets	$138,907	$1,873,213	$40	$2,012,160

Liabilities

Interest rate swaps	$0	$6,508	$0	$6,508
Option contracts	0	72	0	72
Foreign exchange contracts	0	1,873	0	1,873

Total liabilities	$0	$8,453	$0	$8,453

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $64,000 at March 31, 2011, compared to $40,000 at December 31, 2010. The fair value adjustment of warrants was included in other operating income in the first quarter of 2011.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at March 31, 2011, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at March 31, 2011, and at December 31, 2010, and the total losses for the periods indicated:

	As of March 31, 2011				Total Losses
	Fair Value Measurements Using			Total at Fair Value	For the Three Months Ended
	Level 1	Level 2	Level 3		March 31, 2011	March 31, 2010
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$0	$0	$22,382	$22,382	$675	$10,926
Construction- residential	0	0	1,270	1,270	0	3,455
Construction- other	0	0	5,573	5,573	0	16,335
Real estate loans	0	0	86,191	86,191	1,191	11,171
Land loans	0	0	777	777	84	2,906
Residential mortgage loans	0	0	9,555	9,555	142	0

Total impaired loans	0	0	125,748	125,748	2,092	44,793
Loans held-for-sale	0	0	2,388	2,388	0	2,285
Other real estate owned (1)	0	70,673	8,683	79,356	294	1,289
Investments in venture capital	0	0	8,290	8,290	273	245
Equity investments	522	0	0	522	0	0

Total assets	$522	$70,673	$145,109	$216,304	$2,659	$48,612

(1)	Other real estate owned balance of $75.6 million in the consolidated balance sheet is net of estimated disposal costs.

	As of December 31, 2010				Total Losses
	Fair Value Measurements Using			Total at Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3		December 31, 2010	December 31, 2009
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$0	$0	$4,824	$4,824	$3,411	$16,293
Construction- residential	0	0	500	500	1,295	23,234
Construction- other	0	0	5,659	5,659	0	12,493
Real estate loans	0	0	99,309	99,309	1,407	27,350
Land loans	0	0	730	730	1,003	11,639

Total impaired loans	0	0	111,022	111,022	7,116	91,009
Loans held-for-sale	0	0	2,873	2,873	3,160	19,252
Other real estate owned (1)	0	72,159	11,105	83,264	20,139	28,216
Investments in venture capital	0	0	8,410	8,410	760	1,982
Equity investments	522	0	0	522	304	0

Total assets	$522	$72,159	$133,410	$206,091	$31,479	$140,459

(1)	Other real estate owned balance of $77.7 million in the consolidated balance sheet is net of estimated disposal costs.

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

Loans Held for Sale. The Company records loans held for sale at fair value based on quoted prices from third party sources, or appraisal reports adjusted by sales commission assumptions.

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

The fair value of impaired loans was calculated based on the net realized fair value of the collateral or the observable market price of the most recent sale or quoted price from loans held for sale.

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

Fair Value of Financial Instruments

	As of March 31, 2011		As of December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$87,111	$87,111	$87,347	$87,347
Short-term investments	169,963	169,963	206,321	206,321
Securities purchased under agreements to resell	0	0	110,000	110,000
Securities held-to-maturity	1,231,955	1,228,109	840,102	837,359
Securities available-for-sale	1,537,111	1,537,111	2,003,567	2,003,567
Trading securities	3,824	3,824	3,818	3,818
Loans held-for-sale	2,388	2,388	2,873	2,873
Loans, net	6,645,454	6,622,726	6,615,769	6,596,501
Investment in Federal Home Loan Bank stock	61,364	61,364	63,873	63,873
Warrants	64	64	40	40

	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	48,044	163	29,336	106
Foreign exchange contracts	141,417	2,276	112,665	4,629

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Deposits	7,079,307	7,091,082	6,991,846	7,006,913
Securities sold under agreement to repurchase	1,459,000	1,597,785	1,561,000	1,704,585
Advances from Federal Home Loan Bank	350,000	369,080	550,000	580,054
Other borrowings	30,066	30,073	27,576	27,585
Long-term debt	171,136	103,500	171,136	114,557

	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	109	109	72	72
Interest rate swaps	300,000	5,634	300,000	6,508
Foreign exchange contracts	79,031	936	68,355	1,873

	Notional Amount	Fair Value	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,433,298	$(453)	$1,360,266	$(603)
Standby letters of credit	58,336	(224)	59,876	(282)
Other letters of credit	86,755	(56)	62,722	(38)
Bill of lading guarantees	448	(1)	245	(1)

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

The impairment testing process conducted by the Company begins by assigning net assets and goodwill to its three reporting units–Commercial Lending, Retail Banking, and East Coast Operations. The Company then completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment. Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill. The implied fair value of goodwill is computed by assuming that all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill. This adjusted goodwill balance is the implied fair value used in step two. An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value.

Goodwill was not tested for impairment during the first quarter of 2011 since no events or circumstances have occurred or changed that would more likely than not indicate that the fair value of a reporting unit is below its carrying value. During the first quarter of 2011, the market value per share of the Company was in excess of its book value at March 31, 2011, in a range from 4% to 26%.

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

The Company follows ASC Topic 815 which establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the Company’s consolidated balance sheet and measurement of those financial derivatives at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge.

As of March 31, 2011 and December 31, 2010, we had entered into five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years. These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities. At March 31, 2011, the Company paid a fixed rate at a weighted average of 1.95% and received a floating 3-month LIBOR rate at a weighted average of 0.31% on these agreements. The net amount accrued on these interest rate swaps of $1.2 million for the first quarter of 2011 was recorded as a reduction to other non-interest income. The Company recorded the negative fair value of these interest rate swaps within other liabilities of $5.6 million at March 31, 2011 compared to $6.5 million at December 31, 2010.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counter parties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At March 31, 2011, the notional amount of option contracts totaled $48.0 million with a net positive fair value of $54,000. Spot and forward contracts in the total notional amount of $141.4 million had positive fair value of $2.3 million at March 31, 2011. Spot and forward contracts in the total notional amount of $79.0 million had a negative fair value of $936,000 at March 31, 2011. At December 31, 2010, the notional amount of option contracts totaled $29.3 million with a net positive fair value of $35,000. Spot and forward contracts in the total notional amount of $112.7 million had positive fair value of $4.6 million at December 31, 2010. Spot and forward contracts in the total notional amount of $68.4 million had a negative fair value of $1.9 million at December 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is given based on the assumption that the reader has access to and has read the Annual Report on Form 10-K for the year ended December 31, 2010, of Cathay General Bancorp (the “Bancorp”) and its wholly-owned subsidiary Cathay Bank (the “Bank” and, together, the “Company” or “we”, “us,” or “our”).

Recent Legislation Impacting the Financial Services Industry

The landmark Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation (the “Dodd-Frank Act”), which was enacted on July 21, 2010, significantly revised and expanded the rulemaking, supervisory and enforcement authority of federal bank regulators. The Dodd-Frank Act impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. It includes the following:

•	the creation of a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;

•	expanded FDIC authority to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions;

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

Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The new Basel III capital standards will be phased in from January 1, 2013, until January 1, 2019.

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

Management of the Company considers the following to be critical accounting policies:

Accounting for the allowance for credit losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described under the heading “Accounting for the Allowance for Loan Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Accounting for investment securities involves significant judgments and assumptions by management, which have a material impact on the carrying value of securities and the recognition of any “other-than-temporary” impairment to our investment securities. The judgments and assumptions used by management are described under the heading “Investment Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Accounting for income taxes involves significant judgments and assumptions by management, which have a material impact on the amount of taxes currently payable and the income tax expense recorded in the financial statements. The judgments and assumptions used by management are described under the heading “Income Taxes” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Accounting for goodwill and goodwill impairment involves significant judgments and assumptions by management, which have a material impact on the amount of goodwill recorded and noninterest expense recorded in the financial statements. The judgments and assumptions used by management are described under the heading “Goodwill and Goodwill Impairment” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Accounting for other real estate owned involves significant judgments and assumptions by management, which have a material impact on the value of other real estate owned recorded and noninterest expense recorded in the financial statements. The judgments and assumptions used by management are described under the heading “Valuation of Other Real Estate Owned” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Highlights

•

Improved profitability – First quarter net income was $22.1 million compared to net income of $18.1 million in the fourth quarter of 2010 and a net loss of $25.7 million in the same quarter a year ago.

•

Decrease in net charge-offs – Net charge-offs decreased $52.7 million, or 83.6%, to $10.4 million in the first quarter of 2011 from $63.1 million in the same quarter a year ago and decreased $12.4 million, or 54.5%, from $22.8 million in the fourth quarter of 2010. The provision for credit losses was $6.0 million for the first quarter of 2011 compared to $10.0 million in the fourth quarter of 2010 and $84.0 million in the same quarter a year ago.

•	Increase in net interest margin – The net interest margin increased to 3.06% for the first quarter of 2011, from 2.88% for the fourth quarter of 2010, and from 2.72% for the first quarter a year ago.

Statement of Operations Review

Net Income

Net income available to common stockholders for the quarter ended March 31, 2011, was $18.0 million, an increase of $47.8 million, or 160%, compared to a net loss available to common stockholders of $29.8 million for the same quarter a year ago. Diluted earnings per share available to common stockholders for the quarter ended March 31, 2011, was $0.23 compared to a loss per share of $0.41 for the same quarter a year ago due primarily to decreases in the provision for credit losses, lower other real estate owned expenses, decreases in net losses from interest rate swaps and increases in net securities gains which were partially offset by prepayment penalties on the repayment of Federal Home Loan Bank (“FHLB”) advances and increases in salaries and employee benefits.

Return on average stockholders’ equity was 6.20% and return on average assets was 0.83% for the quarter ended March 31, 2011, compared to a return on average stockholders’ equity of negative 7.51% and a return on average assets of negative 0.88% for the same quarter a year ago.

Financial Performance

	Three months ended March 31,
	2011	2010
Net income/(loss)	$22.1 million	($25.7) million
Net income/(loss) available to common stockholders	$18.0 million	($29.8) million
Basic earnings/(loss) per common share	$0.23	($0.41)
Diluted earnings/(loss) per common share	$0.23	($0.41)
Return on average assets	0.83%	-0.88%
Return on average total stockholders’ equity	6.20%	-7.51%
Efficiency ratio	54.47%	55.55%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $384,000, or 0.5%, to $75.1 million during the first quarter of 2011 compared to $74.7 million during the same quarter a year ago. The increase was due primarily to the decrease in interest expense paid on time certificates of deposit and the prepayment of FHLB advances.

The net interest margin, on a fully taxable-equivalent basis, was 3.06% for the first quarter of 2011, an increase of 18 basis points from 2.88% for the fourth quarter of 2010 and an increase of 34 basis points from 2.72% for the first quarter of 2010. The decrease in the rate on interest bearing deposits and the prepayment of FHLB advances contributed to the increase in the net interest margin from the same quarter a year ago.

For the first quarter of 2011, the yield on average interest-earning assets was 4.63%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities equaled 1.90%, and the cost of interest bearing deposits was 1.10%. In comparison, for the first quarter of 2010, the yield on average interest-earning assets was 4.61%, on a fully taxable-equivalent basis, cost of funds on average interest-bearing liabilities equaled 2.20%, and the cost of interest bearing deposits was 1.44%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, increased 32 basis points to 2.73% for the first quarter ended March 31, 2011, from 2.41% for the same quarter a year ago, primarily due to the reasons discussed above.

The cost of deposits, including demand deposits, decreased 5 basis points to 0.95% in the first quarter of 2011 compared to 1.00% in the fourth quarter of 2010 and decreased 33 basis points from 1.28% in the first quarter of 2010 due primarily to the decrease in the rates paid on certificates of deposit upon renewal and on money market accounts as a result of the decline in market interest rates.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended March 31,
	2011			2010
Taxable-equivalent basis (Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest earning assets:
Commercial loans	$1,491,335	$16,360	4.45%	$1,328,764	$14,409	4.40%
Residential mortgage loans	1,084,392	13,635	5.03	896,888	11,676	5.21
Commercial mortgage loans	3,922,616	55,894	5.78	4,067,903	61,931	6.17
Real estate construction loans	381,337	4,543	4.83	636,720	7,542	4.80
Other loans and leases	17,429	126	2.93	22,757	181	3.23

Total loans and leases (1)	6,897,109	90,558	5.32	6,953,032	95,739	5.58
Taxable securities	2,671,826	21,854	3.32	3,670,984	30,288	3.35
Tax-exempt securities (3)	133,516	1,625	4.94	12,124	118	3.95
Federal Home Loan Bank Stock	63,789	47	0.30	71,791	48	0.27
Interest bearing deposits	168,492	221	0.53	432,711	317	0.30
Federal funds sold & securities purchased under agreements to resell	81,889	41	0.20	0	0	0

Total interest-earning assets	10,016,621	114,346	4.63	11,140,642	126,510	4.61

Non-interest earning assets:
Cash and due from banks	97,992			100,786
Other non-earning assets	869,405			886,094

Total non-interest earning assets	967,397			986,880
Less: Allowance for loan losses	(248,746)			(235,581)
Deferred loan fees	(7,539)			(7,944)

Total assets	$10,727,733			$11,883,997

Interest bearing liabilities:
Interest bearing demand accounts	$412,990	$201	0.20	$393,865	$315	0.32
Money market accounts	1,026,770	2,131	0.84	931,918	2,298	1.00
Savings accounts	380,344	135	0.14	355,500	194	0.22
Time deposits	4,267,781	13,978	1.33	5,201,310	21,677	1.69

Total interest-bearing deposits	6,087,885	16,445	1.10	6,882,593	24,484	1.44

Federal funds purchased	111	0	1.27	0	0	0
Securities sold under agreements to repurchase	1,548,600	16,171	4.23	1,560,200	16,312	4.24
Other borrowings	465,649	4,850	4.22	912,547	10,039	4.46
Long-term debt	171,136	1,206	2.86	171,136	913	2.16

Total interest-bearing liabilities	8,273,381	38,672	1.90	9,526,476	51,748	2.20

Non-interest bearing liabilities:
Demand deposits	937,650			884,680
Other liabilities	65,663			74,445
Total equity	1,451,039			1,398,396

Total liabilities and equity	$10,727,733			$11,883,997

Net interest spread (4)			2.73%			2.41%

Net interest income (4)		$75,674			$74,762

Net interest margin (4)			3.06%			2.72%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)
	Three months ended March 31, 2011-2010 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	(765)	(4,416)	(5,181)
Taxable securities	(8,175)	(259)	(8,434)
Tax-exempt securities (2)	1,470	37	1,507
Federal Home Loan Bank stock	(6)	5	(1)
Deposits with other banks	(263)	167	(96)
Federal funds sold and securities purchased under agreements to resell	41	0	41

Total decrease in interest income	(7,698)	(4,466)	(12,164)

Interest-bearing liabilities:
Interest bearing demand accounts	15	(129)	(114)
Money market accounts	225	(392)	(167)
Savings accounts	13	(72)	(59)
Time deposits	(3,511)	(4,188)	(7,699)
Federal funds purchased	0	0	0
Securities sold under agreements to repurchase	(121)	(20)	(141)
Other borrowed funds	(4,680)	(509)	(5,189)
Long-term debts	0	293	293

Total increase/(decrease) in interest expense	(8,059)	(5,017)	(13,076)

Changes in net interest income	$361	$551	$912

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis using a statutory federal income tax rate of 35%.

Provision for Credit Losses

The provision for credit losses was $6.0 million for the first quarter of 2011 compared to $10.0 million for the fourth quarter of 2010 and $84.0 million in the first quarter of 2010. The provision for credit losses was based on the review of the adequacy of the allowance for loan losses at March 31, 2011. The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio, including unfunded commitments. The following table summarizes the charge-offs and recoveries for the periods as indicated:

	For the three months ended,
	March 31, 2011	December 31, 2010	March 31, 2010
	(In thousands)
Charge-offs:
Commercial loans	$1,378	$4,108	$9,646
Construction loans- residential	2,885	2,660	7,882
Construction loans- other	3,363	4,448	17,581
Real estate loans (1)	4,945	10,088	24,157
Real estate- land loans	404	4,240	4,751

Total charge-offs	12,975	25,544	64,017

Recoveries:
Commercial loans	775	1,380	578
Construction loans- residential	660	1,043	70
Construction loans- other	227	100	78
Real estate loans (1)	932	3	202
Real estate- land loans	5	205	30
Installment and other loans	12	11	2

Total recoveries	2,611	2,742	960

Net charge-offs	$10,364	$22,802	$63,057

(1)	Real estate loans include commercial mortgage loans, residential mortgage loans, and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $12.6 million for the first quarter of 2011, an increase of $7.8 million, or 164%, compared to non-interest income of $4.8 million for the first quarter of 2010. The increase in non-interest income in the first quarter of 2011 was primarily due to an increase in securities gains of $2.8 million, a decrease of $3.9 million in loss from interest rate swaps, an increase of $336,000 in commissions from foreign exchange and currency transactions, and an increase of $318,000 in letters of credit commissions compared to the first quarter of 2010.

Non-Interest Expense

Non-interest expense increased $3.6 million, or 8.2%, to $47.8 million in the first quarter of 2011 compared to $44.2 million in the same quarter a year ago. The efficiency ratio was 54.47% in the first quarter of 2011 compared to 55.55% for the same quarter a year ago due primarily to lower OREO expenses, decreased losses from interest rate swaps, and higher securities gains offset by higher prepayment penalties from prepayment of FHLB advances and increases in salaries and employee benefits in the first quarter of 2011.

Prepayment penalties from prepaying FHLB advances increased $7.9 million to $8.8 million in the first quarter of 2011 from $909,000 in the same quarter a year ago. The Company prepaid $200.0 million of FHLB advances with a weighted average rate of 4.29% in the first quarter of 2011 compared to $65.0 million with a rate of 3.49% in the same quarter a year ago. Salaries and employee benefits increased $3.0 million to $18.2 million in the first quarter of 2011 compared to $15.2 million in the same quarter a year ago primarily due to a $2.2 million increase in bonus expenses and the hiring of new employees.

Offsetting the above increases were a decrease of $3.0 million in OREO expense, a $2.3 million decrease in write-down on loans held for sale, a $910,000 decrease in professional services expense and an $827,000 decrease in FDIC assessments. OREO expense was $221,000 in the first quarter of 2011 compared $3.3 million in the first quarter of 2010 primarily due to increases in gains on sale of

OREO and decreases in provision for OREO losses. Professional services expense decreased primarily due to decreases in consulting and collection expenses. Decreases in the level of deposits between the first quarter of 2010 and the first quarter of 2011 as a result of the planned runoff of brokered deposits caused the decreases in FDIC assessment expense.

Income Taxes

The effective tax rate for the first quarter of 2011 was 34.7% compared to a benefit of 47.3% in the first quarter of 2010. The effective tax rate includes the impact of the utilization of low income housing tax credits and for the first quarter of 2011 was based on the forecasted net income for the full year.

Balance Sheet Review

Assets

Total assets were $10.6 billion at March 31, 2011, a decrease of $187.6 million, or 1.7%, from $10.8 billion at December 31, 2010, primarily due to the decrease of $110.0 million in securities purchased under agreements to resell and the decrease of $74.6 million, or 2.6%, in investment securities.

Investment Securities

Investment securities represented 26.09% of total assets at March 31, 2011, compared with 26.33% of total assets at December 31, 2010. The carrying value of investment securities at March 31, 2011, was $2.77 billion compared with $2.84 billion at December 31, 2010. Securities available-for-sale are carried at fair value and had a net unrealized loss of $7.9 million at March 31, 2011, compared with a net unrealized loss of $1.8 million at December 31, 2010. Book value for securities held-to-maturity was $1.2 billion at March 31, 2011, compared to $840.1 million at December 31, 2010.

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of March 31, 2011, and December 31, 2010:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,932	$2,272	$0	$102,204
State and municipal securities	$129,978	$24	$5,755	124,247
Mortgage-backed securities	992,077	4,317	4,734	991,660
Other foreign debt securities	9,968	30	0	9,998

Total securities held-to-maturity	$1,231,955	$6,643	$10,489	$1,228,109

Securities Available-for-Sale
U.S. treasury securities	$125,554	$0	$7,497	$118,057
U.S. government sponsored entities	635,018	187	9,169	626,036
State and municipal securities	1,873	0	143	1,730
Mortgage-backed securities	377,822	10,550	63	388,309
Collateralized mortgage obligations	21,641	630	135	22,136
Asset-backed securities	215	0	4	211
Corporate bonds	316,553	311	5,998	310,866
Mutual funds	4,000	0	88	3,912
Preferred stock of government sponsored entities	569	1,917	0	2,486
Trust preferred securities	22,317	204	12	22,509
Other foreign debt securities	38,004	64	308	37,760
Other equity securities	1,468	1,631	0	3,099

Total securities available-for-sale	$1,545,034	$15,494	$23,417	$1,537,111

Total investment securities	$2,776,989	$22,137	$33,906	$2,765,220

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,921	$2,639	$0	$102,560
State and municipal securities	130,107	0	8,946	121,161
Mortgage-backed securities	600,107	5,230	1,653	603,684
Other foreign debt securities	9,967	0	13	9,954

Total securities held-to-maturity	$840,102	$7,869	$10,612	$837,359

Securities Available-for-Sale
U.S. treasury securities	$125,573	$0	$6,745	$118,828
U.S. government sponsored entities	830,269	1,653	6,840	825,082
State and municipal securities	1,875	0	157	1,718
Mortgage-backed securities	627,574	14,854	123	642,305
Collateralized mortgage obligations	24,719	590	115	25,194
Asset-backed securities	245	0	5	240
Corporate bonds	336,476	1,307	5,792	331,991
Mutual funds	4,000	0	73	3,927
Preferred stock of government sponsored entities	569	150	0	719
Trust preferred securities	14,549	58	170	14,437
Other foreign debt securities	38,013	67	646	37,434
Other equity securities	1,468	224	0	1,692

Total securities available-for-sale	$2,005,330	$18,903	$20,666	$2,003,567

Total investment securities	$2,845,432	$26,772	$31,278	$2,840,926

ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an entity must recognize an other-than-temporary impairment (“OTTI”). If an entity does not intend to sell the debt security and will not be required to sell the debt security, the entity must consider whether it will recover the amortized cost basis of the security. If the present value of expected cash flows is less than the amortized cost basis of the security, OTTI shall be considered to have occurred. OTTI is then separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. An entity determines the impairment related to credit losses by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. OTTI related to the credit loss is thereafter recognized in earnings. OTTI related to all other factors is recognized in other comprehensive income. OTTI not related to the credit loss for a held-to-maturity security is recognized separately in a new category of other comprehensive income and amortized over the remaining life of the debt security as an increase in the carrying value of the security only when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its remaining amortized cost basis.

The temporarily impaired securities represent 56.9% of the fair value of investment securities as of March 31, 2011. Unrealized losses for securities with unrealized losses for less than twelve months represent 2.1%, and securities with unrealized losses for twelve months or more represent 5.9%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased. All of these securities were investment grade as of March 31, 2011, except two whole loan securities with a par amount at March 31, 2011 of $9.5 million that were rated B and B2 and one corporate note with a principal balance of $5.0 million was rated BB. At March 31, 2011, 11 issues of securities had unrealized losses for 12 months or longer and 180 issues of securities had unrealized losses of less than 12 months.

At March 31, 2011, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The table below shows the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of March 31, 2011, and December 31, 2010:

	As of March 31, 2011
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)

Securities Held-to-Maturity
State and municipal securities	$118,178	$5,755	117	$0	$0	0	$118,178	$5,755	117
Mortgage-backed securities	427,835	4,734	12	0	0	0	427,835	4,734	12

Total securities held-to-maturity	$546,013	$10,489	129	$0	$0	0	$546,013	$10,489	129

Securities Available-for-Sale
U.S. treasury securities	$118,057	$7,497	1	$0	$0	0	$118,057	$7,497	1
U.S. government sponsored entities	575,790	9,169	12	0	0	0	575,790	9,169	12
State and municipal securities	1,730	143	2	0	0	0	1,730	143	2
Mortgage-backed securities	576	5	5	80	1	3	656	6	8
Mortgage-backed securities-Non-agency	3,030	18	1	6,163	39	2	9,193	57	3
Collateralized mortgage obligations	0	0	0	838	135	4	838	135	4
Asset-backed securities	0	0	0	211	4	1	211	4	1
Corporate bonds	254,211	5,138	25	9,140	860	1	263,351	5,998	26
Mutual funds	3,912	88	1	0	0	0	3,912	88	1
Trust preferred securities	2,818	12	2	0	0	0	2,818	12	2
Other foreign debt securities	19,692	308	2	0	0	0	19,692	308	2

Total securities available-for-sale	$979,816	$22,378	51	$16,432	$1,039	11	$996,248	$23,417	62

Total investment securities	$1,525,829	$32,867	180	$16,432	$1,039	11	$1,542,261	$33,906	191

	As of December 31, 2010
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)

Securities Held-to-Maturity
State and municipal securities	$121,161	$8,946	122	$0	$0	0	$121,161	$8,946	122
Mortgage-backed securities	89,439	1,653	2	0	0	0	89,439	1,653	2
Other foreign debt securities	9,954	13	1	0	0	0	9,954	13	1

Total securities held-to-maturity	$220,554	$10,612	125	$0	$0	0	$220,554	$10,612	125

Securities Available-for-Sale
U.S. Treasury securities	$118,828	$6,745	5	$0	$0	0	$118,828	$6,745	5
U.S. government sponsored entities	578,118	6,840	12	0	0	0	578,118	6,840	12
State and municipal securities	1,718	157	2	0	0	0	1,718	157	2
Mortgage-backed securities	354	4	7	32	1	1	386	5	8
Mortgage-backed securities-Non-agency	0	0	0	10,127	118	3	10,127	118	3
Collateralized mortgage obligations	0	0	0	887	115	4	887	115	4
Asset-backed securities	0	0	0	240	5	1	240	5	1
Corporate bonds	283,376	5,792	27	0	0	0	283,376	5,792	27
Mutual funds	3,927	73	1	0	0	0	3,927	73	1
Trust preferred securities	10,384	170	2	0	0	0	10,384	170	2
Other foreign debt securities	27,254	646	3	0	0	0	27,254	646	3

Total securities available-for-sale	$1,023,959	$20,427	59	$11,286	$239	9	$1,035,245	$20,666	68

Total investment securities	$1,244,513	$31,039	184	$11,286	$239	9	$1,255,799	$31,278	193

Loans

Gross loans, excluding loans held for sale, were $6.89 billion at March 31, 2011, an increase of $25.7 million, or 0.4%, from $6.87 billion at December 31, 2010, primarily due to an increase of $90.4 million, or 6.3%, in commercial loans and an increase of $44.7 million, or 5.2%, in residential mortgage loans offset by a decrease of $67.5 million, or 16.5%, in construction loans, and a decrease of $46.2 million, or 1.2%, in commercial real estate loans. The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	March 31, 2011	% of Gross Loans	December 31, 2010	% of Gross Loans	% Change
Type of Loans	(Dollars in thousands)
Commercial	$1,531,593	22.2%	$1,441,167	21.0%	6.3%
Residential mortgage	897,108	13.0	852,454	12.4	5.2
Commercial mortgage	3,893,904	56.5	3,940,061	57.4	(1.2)
Equity lines	210,569	3.0	208,876	3.0	0.8
Real estate construction	342,453	5.0	409,986	6.0	(16.5)
Installment and other loans	18,684	0.3	16,077	0.2	16.2

Gross loans	$6,894,311	100%	$6,868,621	100%	0.4%

Allowance for loan losses	(241,030)		(245,231)		(1.7)
Unamortized deferred loan fees	(7,827)		(7,621)		2.7

Total loans, net	$6,645,454		$6,615,769		0.4%

Loans held for sale	2,388		2,873		-16.9%

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

Non-performing assets, excluding non-accrual loans held for sale, constituted 3.3% of total assets at March 31, 2011, compared to 3.0% at December 31, 2010, and compared to 3.5% at March 31, 2010. Total non-performing portfolio assets increased $25.3 million, or 7.8%, to $350.4 million at March 31, 2011, compared to $325.1 million at December 31, 2010, primarily due to a $32.2 million increase in non-accrual loans offset by a $2.2 million decrease in OREO and by a $5.0 million decrease in accruing loans past due 90 days or more. Total non-performing portfolio assets decreased $62.7 million, or 15.2%, to $350.4 million at March 31, 2011, compared to $413.1 million at March 31, 2010, primarily due to a $20.9 million decrease in non-accrual loans, a $36.3 million decrease in OREO, and a $5.9 million decrease in accruing loans past due 90 days or more.

As a percentage of gross loans, excluding loans held for sale, plus other real estate owned, our non-performing assets increased to 5.03% at March 31, 2011, from 4.68% at December 31, 2010. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, decreased to 88.6% at March 31, 2011, from 100.1% at December 31, 2010.

The following table presents the breakdown of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	March 31, 2011	December 31, 2010	% Change	March 31, 2010	% Change
Non-performing assets
Accruing loans past due 90 days or more	$8	$5,006	(100)	$5,912	(100)
Non-accrual loans:
Construction- residential	23,682	25,251	(6)	38,811	(39)
Construction- non-residential	32,856	28,686	15	44,592	(26)
Land	21,121	21,923	(4)	34,254	(38)
Commercial real estate, excluding land	148,872	122,672	21	141,078	6
Commercial	32,306	31,499	3	26,793	21
Residential mortgage	15,653	12,288	27	9,833	59

Total non-accrual loans:	$274,490	$242,319	13	$295,361	(7)

Total non-performing loans	274,498	247,325	11	301,273	(9)
Other real estate owned	75,585	77,740	(3)	111,858	(32)
Other assets	365	0	100	0	100

Total non-performing assets	$350,448	$325,065	8	$413,131	(15)

Accruing troubled debt restructurings (TDRs)	$135,327	$136,800	(1)	$43,264	213
Non-accrual TDRs (included in non-accrual loans above)	$43,130	$28,146	53	$27,424	57
Non-accrual loans held for sale	$2,388	$2,873	(17)	$20,944	(89)

Allowance for loan losses	$241,030	$245,231	(2)	$233,120	3
Allowance for off-balance sheet credit commitments	2,174	2,337	(7)	4,919	(56)

Allowance for credit losses	$243,204	$247,568	(2)	$238,039	2

Total gross loans outstanding, at period-end (1)	$6,894,311	$6,868,621	0	$6,852,549	1

Allowance for loan losses to non-performing loans, at period-end (2)	87.81%	99.15%		77.38%

Allowance for loan losses to gross loans, at period-end (1)	3.50%	3.57%		3.40%

Allowance for credit losses to non-performing loans, at period-end (2)	88.60%	100.10%		79.01%

Allowance for credit losses to gross loans, at period-end (1)	3.53%	3.60%		3.47%

(1)	Excludes loans held for sale at period-end.
(2)	Excludes non-accrual loans held for sale at period-end.

Non-accrual Loans

At March 31, 2011, total non-accrual portfolio loans, excluding non-accrual loans held for sale, were $274.5 million, an increase of $32.2 million, or 13.3%, from $242.3 million at December 31, 2010, and a decrease of $20.9 million, or 7.1%, from $295.4 million at March 31, 2010. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contract, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, of these loans on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

At March 31, 2011, non-accrual loans held for sale were $2.4 million compared to $2.9 million at December 31, 2010. Loans held for sale were comprised of a construction loan of $2.1 million and a commercial real estate loan of $0.3 million at March 31, 2011.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	March 31, 2011		December 31, 2010
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$46,749	$7,251	$50,341	$7,665
Commercial real estate	174,315	1,054	138,557	0
Land	21,120	0	21,923	0
Personal property (UCC)	0	24,001	0	23,833

Total	$242,184	$32,306	$210,821	$31,498

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	March 31, 2011		December 31, 2010
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$206,950	$1,696	$183,637	$2,234
Wholesale/retail	24,459	18,424	16,599	14,870
Food/restaurant	62	364	277	400
Import/export	0	11,822	0	13,994
Other	10,713	0	10,308	0

Total	$242,184	$32,306	$210,821	$31,498

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

Other Real Estate Owned

At March 31, 2011, other real estate owned totaled $75.6 million which was $2.1 million, or 2.8%, lower compared to $77.7 million at December 31, 2010, and $36.3 million, or 32.4%, lower compared to $111.9 million at March 31, 2010. At March 31, 2011, $50.8 million of OREO was located in California, $3.3 million in Nevada, $12.7 million in Texas, $7.7 million in the state of Washington, and $1.1 million in all other states. At March 31, 2011, OREO was comprised of 13 parcels of land zoned for residential purposes of $16.2 million, seven parcels of land zoned for non-residential purposes of $8.8 million, six residential construction projects of $8.3 million, six non-residential construction projects of $8.2 million, 19 non-farm non-residential properties of $31.4 million, and eight single family residential properties of $2.7 million.

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

A summary of TDR by type of concession and by accrual and non-accrual status is shown below:

	As of March 31, 2011
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$14,366	$1,780	$0	$1,102	$17,248
Real estate construction loans	752	17,375	0	5,776	23,903
Commercial mortgage loans	5,047	70,038	2,462	15,052	92,599
Residential mortgage loans	0	597	0	980	1,577

Total accruing TDRs	$20,165	$89,790	$2,462	$22,910	$135,327

	As of March 31, 2011
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$0	$42	$2,208	$2,111	$4,361
Real estate construction loans	0	7,044	0	0	7,044
Commercial mortgage loans	1,239	23,083	0	2,440	26,762
Residential mortgage loans	334	3,691	0	938	4,963

Total non-accrual TDRs	$1,573	$33,860	$2,208	$5,489	$43,130

	As of December 31, 2010
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$1,131	$1,780	$0	$1,114	$4,025
Real estate construction loans	752	17,226	0	5,776	23,754
Commercial mortgage loans	16,586	70,185	3,459	15,055	105,285
Residential mortgage loans	2,658	599	0	479	3,736

Total accruing TDRs	$21,127	$89,790	$3,459	$22,424	$136,800

	As of December 31, 2010
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$0	$0	$2,310	$0	$2,310
Real estate construction loans	0	7,044	0	0	7,044
Commercial mortgage loans	1,239	14,112	0	1,113	16,464
Residential mortgage loans	340	1,037	0	951	2,328

Total non-accrual TDRs	$1,579	$22,193	$2,310	$2,064	$28,146

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

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over 90 days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally a loan amount less than $500,000 (less than $100,000 for prior quarters before June 30, 2010), are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are based on “as is” or bulk sale valuations. To ensure that appraised values remain current, we generally obtain an updated appraisal every six months from qualified independent appraisers. Furthermore, if the most current appraisal is dated more than three months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral. If the third party market data indicates that the value of our collateral property values has declined since the most recent valuation date, we adjust downward the value of the property to reflect current market conditions. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 3% to 6% of the fair value (5% to 10% of the fair value for years prior to 2011), depending on the size of the impaired loan, is charged off against the allowance for loan losses. Non-accrual impaired loans, including troubled debt restructurings, are not returned to accruing status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due and troubled debt restructurings are reviewed for continued impairment until they are no longer reported as troubled debt restructurings.

We identified impaired loans with a recorded investment of $412.2 million at March 31, 2011, compared to $382.0 million at December 31, 2010. We considered all non-accrual loans to be impaired. As of March 31, 2011, $242.2 million, or 88.2%, of the $274.5 million of non-accrual portfolio loans were secured by real estate compared to $210.8 million, or 87.0%, of the $242.3 million of non-accrual loans that were secured by real estate at December 31, 2010. In light of declining property values in the current economic downturn affecting the real estate markets, the Bank has obtained current appraisals, sales contracts, or other available market price information which provides updated factors in evaluating potential loss.

At March 31, 2011, $15.3 million of the $241.0 million allowance for loan losses was allocated for impaired loans and $225.7 million was allocated to the general allowance. At December 31, 2010, $15.2 million of the $245.2 million allowance for loan losses was allocated for impaired loans and $230.0 million was allocated to the general allowance. The amount of the allowance for loan losses allocated to impaired loans at March 31, 2011 remained essentially the same as December 31, 2010. The remainder of the allowance for loan losses is a general allowance and decreased during the first quarter of 2011 as a result of the lower net chargeoffs during the last four quarter and the resulting decrease in loan reserve factors calculated under the Company’s loan migration process and a decrease in the total of loans rated Special Mention and Substandard during the first quarter of 2011. In the first quarter of 2011, net loan charge-offs were $10.4 million, or 0.61%, of average loans compared to $126.4 million, or 1.83%, of average loans in 2010.

The allowance for credit losses to non-accrual loans decreased to 88.6% at March 31, 2011, from 102.2% at December 31, 2010. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	At March 31, 2011			At December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(Dollars in thousands)
With no allocated allowance
Commercial loans	$43,377	$29,454	$0	$41,233	$27,775	$0
Real estate construction loans	101,848	68,139	0	102,186	64,274	0
Commercial mortgage loans	217,258	167,693	0	211,717	156,305	0
Residential mortgage and equity lines	6,773	6,569	0	7,823	7,436	0

Subtotal	$369,256	$271,855	$0	$362,959	$255,790	$0

With allocated allowance
Commercial loans	$29,539	$25,335	$2,953	$13,930	$7,748	$2,925
Real estate construction loans	21,565	14,411	7,569	15,429	13,416	7,470
Commercial mortgage loans	94,635	89,942	3,664	98,593	96,449	3,812
Residential mortgage and equity lines	11,810	10,662	1,106	9,811	8,589	978

Subtotal	$157,549	$140,350	$15,292	$137,763	$126,202	$15,185

Total impaired loans	$526,805	$412,205	$15,292	$500,722	$381,992	$15,185

Loan Interest Reserves

In accordance with customary banking practice, construction loans and land development loans are originated where interest on the loan is disbursed from pre-established interest reserves included in the total original loan commitment. Our construction and land development loans generally include optional renewal terms after the maturity of the initial loan term. New appraisals are obtained prior to extension or renewal of these loans in part to determine the appropriate interest reserve to be established for the new loan term. Loans with interest reserves are underwritten to the same criteria, including loan to value and, if applicable, pro forma debt service coverage ratios, as loans without interest reserves. Construction loans with interest reserves are monitored on a periodic basis to gauge progress towards completion. Interest reserves are frozen if it is determined that additional draws would result in a loan to value ratio that exceeds policy maximums based on collateral property type. Our policy limits in this regard are consistent with supervisory limits and range from 65% in the case of land to 85% in the case of one to four family residential construction projects.

As of March 31, 2011, construction loans of $104.9 million were disbursed with pre-established interest reserves of $4.2 million compared to construction loans of $101.9 million with pre-established interest reserve of $4.5 million at December 31, 2010. The balance on interest reserve loans with extensions was $79.9 million at March 31, 2011, compared to $63.6 million at December 31, 2010. No land loans were disbursed with pre-established interest reserves at March 31, 2011, and at December 31, 2010.

At March 31, 2011, the Bank had no loans on non-accrual status with available interest reserves. At March 31, 2011, $25.8 million of non-accrual residential construction loans, $32.9 million of non-accrual non-residential construction loans, and $9.7 million of non-accrual land loans had been originated with pre-established interest reserves. At December 31, 2010, $25.3 million of non-accrual residential construction loans, $28.9 million of non-accrual non-residential construction loans, and

$11.3 million of non-accrual land loans had been originated with pre-established interest reserves. While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity. Typically, these extensions are required due to construction delays, delays in sales or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; and Edison, New Jersey. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral. There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of March 31, 2011, and as of December 31, 2010.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. In January 2010, the Bank reduced its internal limit for CRE loans from 400% of total capital to 300% of total capital to be achieved no later than December 2011. Total loans for construction, land development, and other land represented 35% of total risk-based capital as of March 31, 2011, and 40% as of December 31, 2010. Total CRE loans represented 275% of total risk-based capital as of March 31, 2011, and 285% as of December 31, 2010

Allowance for Credit Losses

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

In addition, the Bank’s Board of Directors has established a written credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Bank maintains an adequate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is adequate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectibility when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. While management utilizes its best judgment based on the information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for credit losses in future periods.

The allowance for loan losses was $241.0 million and the allowance for off-balance sheet unfunded credit commitments was $2.2 million at March 31, 2011, and represented the amount that the Company believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio including unfunded commitments. The allowance for credit losses, the sum of allowance for loan losses and for off-balance sheet unfunded credit commitments, was $243.2 million at March 31, 2011, compared to $247.6 million at December 31, 2010, a decrease of $4.4 million, or 1.8%. The allowance for credit losses represented 3.53% of period-end gross loans, excluding loans held for sale, and 88.6% of non-performing portfolio loans at March 31, 2011. The comparable ratios were 3.60% of period-end gross loans and 100.1% of non-performing loans at December 31, 2010. The following table sets forth information relating to the allowance for credit losses for the periods indicated:

	For the three months ended
	March 31, 2011	March 31, 2010	December 31, 2010
Allowance for Loan Losses	(Dollars in thousands)
Balance at beginning of period	$245,231	$211,889	$257,706
Provision for credit losses	6,000	84,000	10,000
Transfers from/(to) reserve for off-balance sheet credit commitments	163	288	327
Charge-offs :
Commercial loans	(1,378)	$(9,646)	(4,108)
Construction loans-residential	(2,885)	(7,882)	(2,660)
Construction loans-other	(3,363)	(17,581)	(4,448)
Real estate loans	(4,945)	(24,157)	(10,088)
Real estate land loans	(404)	(4,751)	(4,240)

Total charge-offs	(12,975)	(64,017)	(25,544)
Recoveries:
Commercial loans	775	578	1,380
Construction loans-residential	660	70	1,043
Construction loans-other	227	78	100
Real estate loans	932	202	3
Real estate-land loans	5	30	205
Installment loans and other loans	12	2	11

Total recoveries	2,611	960	2,742

Balance at end of period	$241,030	$233,120	$245,231

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$2,337	$5,207	$2,664
Provision/(reversal) for credit losses/transfers	(163)	(288)	(327)

Balance at end of period	$2,174	$4,919	$2,337

Average loans outstanding during period ended (1)	$6,896,220	$6,900,458	$6,890,269
Total gross loans outstanding, at period-end (1)	$6,894,311	$6,852,549	$6,868,621
Total non-performing loans, at period-end (1)	$274,498	$301,273	$247,325
Ratio of net charge-offs to average loans outstanding during the period	0.61%	3.71%	1.31%
Provision for credit losses to average loans outstanding during the period	0.35%	4.94%	0.58%
Allowance for credit losses to non-performing loans at period-end	88.60%	79.01%	100.10%
Allowance for credit losses to gross loans at period-end	3.53%	3.47%	3.60%

(1)	Excludes loans held for sale.

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

•

General allowance. The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and common risk characteristics. The non-impaired loans are grouped into nineteen segments: two commercial segments, ten commercial real estate segments, one residential construction segment, one non-residential construction segment, one SBA segment, one installment loans segment, one residential mortgage segment, one equity line of credit segment and one overdraft segment. The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which takes into account the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, and environmental factors which include the trends in delinquency and non-accrual, and other significant factors, such as national and local economy, the volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and the concentration of credit. In addition, management reviews reports on past-due loans to ensure appropriate classification. During the first quarter of 2010, we increased the number of segments for commercial real estate loans from one to ten. In addition, we changed our migration loss analysis to use as the reserve factor for loans rated Pass the total weighted average losses during the last four years for each loan segment as well as the weighting for the four-year migration so that the first two years are weighted one-third and the most recent two years are weighted two-thirds. The changes made during the first quarter of 2010 increased the allowance for loan losses by $10.4 million. During the second quarter of 2010, we further refined our methodology to give greater weighting to the most recent twelve months of charge-offs in the calculation of the loan loss reserve percentage for Pass rated loans, which increased the allowance for loan losses by $10.4 million; we discontinued the weighting in the four-year migration analysis for loans rated lower than Pass, which increased the allowance for loan losses by $7.1 million and we increased the environmental factors for purchased syndicated loans which increased the allowance for loan losses by $2.0 million. During the first quarter of 2011, we combined the number of segments for construction loans from nine to two by consolidating the previous three geographic groupings of East Coast, Texas and all other regions into one bankwide region in light of the convergence of credit quality for construction loans of the three separate regions, which increased the allowance for loan losses by $4.8 million.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

(Dollars in thousands)	March 31, 2011		December 31, 2010
Type of Loan:	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans
Commercial loans	$63,194	21.6%	$63,919	19.7%
Residential mortgage loans (1)	9,949	15.7	9,668	13.9
Commercial mortgage loans	125,295	56.9	128,347	58.3
Real estate construction loans	42,554	5.5	43,261	7.8
Installment and other loans	38	0.3	36	0.3

Total	$241,030	100%	$245,231	100%

(1)	Residential mortgage loans includes equity lines.

The allowance allocated to commercial loans decreased from $63.9 million at December 31, 2010, to $63.2 million at March 31, 2011, which was due to decreases in loans risk graded Special Mention and Substandard. At March 31, 2011, commercial loans of $32.3 million were on non-accrual status and no commercial loans were past due 90 days and still accruing interest. At December 31, 2010, commercial loans of $31.5 million were on non-accrual status. Commercial loans comprised 13.3% of impaired loans and 11.8% of non-accrual portfolio loans at March 31, 2011, compared to 9.3% of impaired loans and 13.0% of non-accrual portfolio loans at December 31, 2010.

The allowance allocated to commercial mortgage loans decreased from $128.3 million at December 31, 2010, to $125.3 million at March 31, 2011, which was due to decreases in specific reserves on non-impaired loans related to risk graded Watch, Special Mention, and Substandard and decreases in commercial real estate loans. The overall allowance for total commercial mortgage loans was 3.2% at March 31, 2011, and 3.3% at December 31, 2010. At March 31, 2011, commercial mortgage loans, excluding non-accrual loans held for sale, totaling $170.0 million were on non-accrual status. At December 31, 2010, commercial mortgage loans, excluding non-accrual loans held for sale, totaling $144.6 million were on non-accrual status. Commercial mortgage loans comprised 62.5% of impaired loans and 61.9% of non-accrual portfolio loans at March 31, 2011, compared to 66.2% of impaired loans and 59.7% of non-accrual portfolio loans at December 31, 2010.

The allowance allocated for construction loans decreased $707,000 to $42.6 million, or 12.4%, of construction loans at March 31, 2011, compared to $43.3 million, or 10.6%, of construction loans at December 31, 2010, primarily due to lower specific reserves on non-impaired loans related to loans risk graded Special Mention and Substandard and decreases in construction loans. At March 31, 2011, construction portfolio loans of $56.5 million were on non-accrual status compared to $53.9 million at December 31, 2010. Construction loans comprised 20.0% of impaired loans and 20.6% of non-accrual portfolio loans at March 31, 2011, compared to 20.3% of impaired loans and 22.3% of non-accrual portfolio loans at December 31, 2010.

Deposits

Total deposits were $7.1 billion at March 31, 2011, an increase of $87.5 million, or 1.3%, from $7.0 billion at December 31, 2010, primarily due to a $87.9 million, or 2.8%, increase in time deposits of $100,000 or more, a $30.4 million, or 3.3%, increase in non-interest-bearing demand deposits, and a $29.7 million, or 3.0%, increase in money market deposits, offset by a $63.3 million, or 5.9%, decrease in time deposits under $100,000. The following table displays the deposit mix as of the dates indicated:

	March 31, 2011	% of Total	December 31, 2010	% of Total
Deposits	(Dollars in thousands)
Non-interest-bearing demand	$960,677	13.6%	$930,300	13.3%
NOW	415,986	5.9	418,703	6.0
Money market	1,012,324	14.3	982,617	14.0
Savings	390,679	5.5	385,245	5.5
Time deposits under $100,000	1,018,000	14.4	1,081,266	15.5
Time deposits of $100,000 or more	3,281,641	46.3	3,193,715	45.7

Total deposits	$7,079,307	100.0%	$6,991,846	100.0%

Borrowings

Borrowings include Federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and other borrowings from financial institutions.

Securities sold under agreements to repurchase were $1.5 billion with a weighted average rate of 4.14% at March 31, 2011, compared to $1.6 billion with a weighted average rate of 4.18% at December 31, 2010. Two long-term securities sold under agreements to repurchase totaling $100.0 million with a weighted average rate of 4.77% matured in March 2011. Fifteen floating-to-fixed rate agreements totaling $800.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 100 basis points to three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. At March 31, 2011, there was one short-term security sold under an agreement to repurchase of $9.0 million at the rate of 0.90% which matured on April 1, 2011. The table below provides summary data for long-term securities sold under agreements to repurchase as of March 31, 2011:

(Dollars in millions)	Fixed-to-floating				Floating-to-fixed			Total
Callable	All callable at March 31, 2011				All callable at March 31, 2011
Rate type	Float Rate				Fixed Rate
Rate index	8% minus 3 month LIBOR

Maximum rate	3.75%	3.50%	3.50%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	5	4	1	1	10	4	28
Amount	$150.0	$250.0	$200.0	$50.0	$50.0	$550.0	$200.0	$1,450.0
Weighted average rate	3.75%	3.50%	3.50%	3.25%	4.83%	4.54%	5.00%	4.16%
Final maturity	2014	2014	2015	2015	2012	2014	2017

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.7 billion as of March 31, 2011, and $1.7 billion as of December 31, 2010.

Total advances from the FHLB decreased $200.0 million to $350.0 million at March 31, 2011, from $550.0 million at December 31, 2010. During the first quarter of 2011, the Company prepaid advances totaling $200.0 million from the FHLB with a weighted rate of 4.29% and incurred a prepayment penalty totaling $8.8 million. In the first quarter of 2010, the Company prepaid advances totaling $65.0 million from the FHLB with a rate of 3.49% and incurred prepayment penalties totaling $909,000. As of March 31, 2011, all $350.0 million FHLB advances with weighted average rate of 4.51% were puttable, but the FHLB had not exercised its right to terminate any of the puttable transactions, compared to $550.0 million FHLB advances with weighted average rate of 4.43% at December 31, 2010. The FHLB has the right to terminate the puttable transactions at par at each three-month anniversary after the first puttable date.

Long-term Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt had an original maturity term of 10 years, was unsecured and bore interest at a rate of three-month LIBOR plus 110 basis points, payable on a quarterly basis. In March 2011, the Company extended the debt for an additional year. As part of the extension agreement, the rate has been increased from LIBOR plus 110 basis points to LIBOR plus 330 basis points for 2011 and 2012, after which time it reverts back to LIBOR plus 110 basis points. At March 31, 2011, the per annum interest rate on the subordinated debt was 3.61% compared to 1.40% at December 31, 2010. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (“Capital Securities”). These trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the

Bancorp (“Junior Subordinated Notes”). These five special purpose trusts are considered variable interest entities under FIN 46R. Because the Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the condensed consolidated financial statements of the Company. At March 31, 2011, Junior Subordinated Notes totaled $121.1 million with a weighted average interest rate of 2.47% compared to $121.1 million with a weighted average interest rate of 2.46% at December 31, 2010. The Junior Subordinated Notes have a stated maturity term of 30 years and are currently included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of March 31, 2011. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(In thousands)

Contractual obligations:
Deposits with stated maturity dates	$4,038,093	$261,320	$228	$0	$4,299,641
Securities sold under agreements to repurchase (1)	59,000	250,000	950,000	200,000	1,459,000
Advances from the Federal Home Loan Bank (2)	100,000	250,000	0	0	350,000
Other borrowings	10,991	0	0	19,075	30,066
Long-term debt	0	0	0	171,136	171,136
Operating leases	5,804	9,506	4,071	927	20,308

Total contractual obligations and other commitments	$4,213,888	$770,826	$954,299	$391,138	$6,330,151

(1)	These repurchase agreements have a final maturity of 5-year, 7-year and 10-year from origination date but are callable on a quarterly basis after six months, one year, or 18 months for the 7-year term and one year for the 5-year and 10-year term.
(2)	FHLB advances of $350.0 million that mature in 2012 are all puttable on a quarterly basis.

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

Capital Resources

Total equity was $1.45 billion at March 31, 2011, an increase of $16.1 million, or 1.1%, from $1.44 billion at December 31, 2010. The following table summarizes the activity in total equity:

(In thousands)	Three months ended March 31, 2011
Net income	$22,214
Proceeds from shares issued through the Dividend Reinvestment Plan	54
Proceeds from exercise of stock options	1,307
Tax short-fall from stock-based compensation expense	(234)
Share-based compensation	463
Other comprehensive loss	(3,571)
Preferred stock dividends	(3,376)
Cash dividends paid to common stockholders	(786)

Net increase in total equity	$16,071

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. This instrument matures on September 29, 2017. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes.

The Bancorp established five special purpose trusts for the purpose of issuing trust preferred securities to outside investors (“Capital Securities”). These trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp (“Junior Subordinated Notes”). The Junior Subordinated Notes totaled $121.1 million as of March 31, 2011, and were included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of March 31, 2011. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 6.0%, total risk-based ratio equal to or greater than 10.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents the Bancorp’s and the Bank’s capital and leverage ratios as of March 31, 2011, and December 31, 2010:

	Cathay General Bancorp				Cathay Bank
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$1,223,362	15.36	$1,228,184	15.37	$1,186,421	14.90	$1,182,033	14.81
Tier 1 capital minimum requirement	318,674	4.00	319,607	4.00	318,463	4.00	319,209	4.00

Excess	$904,688	11.36	$908,577	11.37	$867,958	10.90	$862,824	10.81

Total capital (to risk-weighted assets)	$1,376,016	17.27	$1,379,758	17.27	$1,337,715	16.80	$1,333,610	16.71
Total capital minimum requirement	318,674	4.00	639,214	8.00	318,463	4.00	638,418	8.00

Excess	$1,057,342	13.27	$740,544	9.27	$1,019,252	12.80	$695,192	8.71

Tier 1 capital (to average assets) – Leverage ratio	$1,223,362	11.78	$1,228,184	11.44	$1,186,421	11.44	$1,182,033	11.03
Minimum leverage requirement	415,260	4.00	429,254	4.00	414,963	4.00	428,667	4.00

Excess	$808,102	7.78	$798,930	7.44	$771,458	7.44	$753,366	7.03

Risk-weighted assets	$7,966,859		$7,990,176		$7,961,571		$7,980,219
Total average assets (1)	$10,381,496		$10,731,357		$10,374,082		$10,716,672

(1)	The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our board of directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. Commencing with the second quarter of 2009, our board of directors reduced our common stock dividend to $.08 per share and to $.01 per share thereafter. The amount of future dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by our board of directors. As discussed in the “Regulatory Matters” section below, we are to consult with our regulators before paying any dividends. On November 17, 2010, the Federal Reserve issued guidance that bank holding companies with U. S. Government investments still outstanding should not increase dividend payouts. There can be no assurance that our regulators will not object to the payment of such dividends. In our three-year capital and strategic plan submitted to our regulators, we indicated that the Bank was not expecting to pay dividends to us through 2011. The terms of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, and Junior Subordinated Notes also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends on our Series B Preferred Stock or in our payment of interest on our Junior Subordinated Notes, we may not pay dividends on our common stock.

The Company declared a cash dividend of one cent per share for distribution on March 10, 2011, on 78,631,617 shares outstanding. Total cash dividends paid for the first quarter ended March 31, 2011, was $786,000.

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

The Company follows ASC Topic 815 which established accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the Company’s condensed consolidated balance sheet and measurement of those financial derivatives at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge.

As of March 31, 2011 and December 31, 2010, we had entered into five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years. These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities. At March 31, 2011, the Company paid a fixed rate at a weighted average of 1.95% and received a floating 3-month LIBOR rate at a weighted average of 0.31% on these agreements. The net amount accrued on these interest rate swaps of $1.2 million for the first quarter of 2011 was recorded as a reduction to other non-interest income. The Company recorded the negative fair value of these interest rate swaps within other liabilities of $5.6 million at March 31, 2011 compared to $6.5 million at December 31, 2010.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counter parties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities At March 31, 2011, the notional amount of option contracts totaled $48.0 million with a net positive fair value of $54,000. Spot and forward contracts in the total notional amount of $141.4 million had positive fair value of $2.3 million, at March 31, 2011. Spot and forward contracts in the total notional amount of $79.0 million had a negative fair value of $936,000, at March 31, 2011. At December 31, 2010, the notional amount of option contracts totaled $29.3 million with a net positive fair value of $35,000. Spot and forward contracts in the total notional amount of $112.7 million had positive fair value, in the amount of $4.6 million, at December 31, 2010. Spot and forward contracts in the total notional amount of $68.4 million had a negative fair value, in the amount of $1.9 million, at December 31, 2010.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”). At March 31, 2011, our liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 17.1% compared to 20.3% at December 31, 2010. At March 31, 2011, our short-term investments and interest bearing deposits total $170.0 million compared to $206.3 million at December 31, 2010.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of March 31, 2011, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.7 billion and an unused borrowing capacity of $1.4 billion. The Bank expects to be able to access this source of funding, if required, in the near term. The total credit outstanding with the FHLB of San Francisco at March 31, 2011, was $350.0 million. These borrowings are secured by loans. The Bank has pledged a portion of its commercial and real estate loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. At March 31, 2011, the borrowing capacity under the Borrower-in-Custody program was $241.5 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. At March 31, 2011, investment securities at fair value and trading securities totaled $2.77 billion, with $1.79 billion pledged as collateral for borrowings and other commitments. The remaining $979.5 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 94% of the Company’s time deposits mature within one year or less as of March 31, 2011. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank and the issuance of additional common stock and, to a lesser extent, proceeds from issuance of the Bancorp common stock through our Dividend Reinvestment Plan and exercise of stock options. Dividends paid to the Bancorp by the Bank are subject to regulatory limitations and approval. In light of the uncertain economic times and the regulatory considerations described under “Dividend Policy” and “Regulatory Matters,” the Bank did not pay a dividend to the Bancorp in both 2009 and 2010 and is not expected to pay a dividend to the Bancorp in 2011. The business activities of the Bancorp consist primarily of the operation of the Bank and limited activities in other investments. Management believes the Bancorp’s cash on hand on March 31, 2011, of $32.8 million is sufficient to meet its operational needs for the next twelve months.

Regulatory Matters

On December 17, 2009, the Bancorp entered into a memorandum of understanding with the Federal

Reserve Bank of San Francisco (FRB SF) under which we agreed that we will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. We do not believe that this agreement regarding dividends from the Bank will have a material adverse effect on our operations. We had retained a portion of the proceeds from our common stock offerings to be used, for among other things, payments of future dividends on our common and preferred stock and payments on trust preferred securities. At March 31, 2011, our cash on hand totaled $32.8 million which is sufficient to cover future dividends on our common stock at the current quarterly rate of $.01 per share, on our preferred stock, and payments on our trust preferred securities, subject to FRB SF approval, for at least two years.

Under the memorandum, we also agreed to submit to the FRB SF for review and approval a plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank, a dividend policy for the Bancorp, a plan to improve management of our liquidity position and funds management practices, and a liquidity policy and contingency funding plan for the Bancorp. As part of our compliance with the memorandum, on January 22, 2010, we submitted to the FRB SF a Three-Year Capital and Strategic Plan that updates a previously submitted plan and establishes, among other things, targets for our Tier 1 risk-based capital ratio, total risk-based capital ratio, Tier 1 leverage capital ratio, and tangible common risk-based ratio, each of which, where applicable, are above the minimum requirements for a well-capitalized institution. An updated Capital Plan was submitted to the FRB SF on March 31, 2011 and we are in compliance with its target ratios as of that date. In addition, we agreed to notify the FRB SF prior to effecting certain changes to our senior executive officers and board of directors and we are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments. We also agreed in the memorandum that we will not, without the prior written approval of the FRB SF, directly or indirectly, (i) incur, renew, increase or guaranty any debt, (ii) issue any trust preferred securities, or (iii) purchase, redeem, or otherwise acquire any of our stock. The target and actual capital levels of the Three-Year Capital and Strategic Plan submitted to the FRB SF, with any excess or deficiency of the actual over the target levels, are as follows as of March 31, 2011:

	Tier 1 risk-based capital ratio	Total risk-based capital ratio	Tier 1 leverage capital ratio	Tangible common risk-based ratio *

Actual	15.36%	17.27%	11.78%	10.61%
Target Levels	11.50%	13.50%	9.50%	5.00%
Excess/(deficiency)	3.86%	3.77%	2.28%	5.61%

*	Tier 1 risk-based capital excluding preferred stock, trust preferred stock and REIT preferred stock divided by total risk-weighted assets.

On March 1, 2010, the Bank entered into a memorandum of understanding with the Department of Financial Institutions (DFI) and the FDIC pursuant to which we are required to develop and implement, within specified time periods, plans satisfactory to the DFI and the FDIC to reduce commercial real estate concentrations, to enhance and to improve the quality of our stress testing of the Bank’s loan portfolio, and to revise our loan policy in connection therewith; to develop and adopt a strategic plan addressing improved profitability and capital ratios and to reduce the Bank’s overall risk profile; to develop and adopt a capital plan; to develop and implement a plan to improve asset quality, including the methodology for calculating the loss reserve allocation and evaluating its adequacy; and to develop and implement a plan to reduce dependence on wholesale funding. In addition, we are required to report our progress to the DFI and FDIC on a quarterly basis. As part of our compliance with the Bank memorandum, on April 30, 2010, we submitted to the DFI and the FDIC a Three-Year Capital Plan that updated the Three-Year Capital and Strategic Plan previously submitted to the FRB SF on January 22, 2010 and established, among other things, targets for our Tier 1 risk-based capital ratio and total risk-based capital ratio, each of which are above the minimum requirements for a well-capitalized institution, and effective June 30, 2010, a target Tier 1 to total tangible assets ratio. An updated Capital Plan was submitted to the DFI and FDIC on March 31, 2011 and we are in compliance with its target ratios as of that date. The target and actual capital levels of the Three-Year Capital Plan submitted to the DFI and FDIC, and any excess or deficiency of the actual over target levels, are as follows as of March 31, 2011:

	Tier 1 risk-based capital ratio	Total risk-based capital ratio	Tier 1 Capital to total tangible assets ratio

Actual	14.90%	16.80%	11.53%
Target Levels	11.50%	13.50%	9.50%
Excess/(deficiency)	3.40%	3.30%	2.03%

Under the memorandum of understanding with the DFI and the FDIC, we are also subject to a restriction on dividends from the Bank to the Bancorp, a requirement to maintain adequate allowance for loan and lease losses, and restrictions on any new branches and business lines without prior approval. We are currently required to notify the FDIC prior to effecting certain changes to our senior executive officers and board of directors and are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments; and we are required to retain management and directors acceptable to the DFI and the FDIC. Following discussions with regulators, the Board of the Bank established a Compliance Committee to, among other things, review the Company’s management and governance and consider making recommendations based on such review.

The Bancorp and the Bank believe that they have taken appropriate steps to comply with the terms of their respective memorandums of understanding and we believe we are in compliance with the memorandums except that the Bancorp is making certain process improvements to its Three-Year Capital and Strategic Plan based on input from the FRB SF. In particular, on January 21, 2010 the Board of Directors of the Bank appointed the Compliance Committee to review the Company’s management and governance and consider making recommendations based on such review and, on February 18, 2010, authorized the Company’s Audit Committee to oversee compliance with the two memoranda. We do not believe that the memoranda or our compliance activities will have a material adverse effect on our operations or financial condition, including liquidity. If we fail to comply with the terms of the memoranda, that failure could lead to additional enforcement action by regulators that could have a material adverse effect on our operations or financial condition.

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

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of March 31, 2011:

	Net Interest Income Volatility (1)	Market Value of Equity Volatility (2)
Change in Interest Rate (Basis Points)	March 31, 2011	March 31, 2011
+200	5.2	2.4
+100	2.0	2.0
-100	-1.7	-2.7
-200	-6.8	-0.3

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

ITEM 4.	CONTROLS AND PROCEDURES.

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13(a) or 15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based upon their evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Bancorp’s wholly-owned subsidiary, Cathay Bank, is a party to ordinary routine litigation from time to time incidental to various aspects of its operations. Management does not believe that any such litigation is expected to have a material adverse impact on the Company’s consolidated financial condition or results of operations.

ITEM 1A.	RISK FACTORS.

There is no material change from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, in response to Item 1A in Part I of Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2011 - January 31, 2011)	0	$0	0	622,500
Month #2 (February 1, 2011 - February 28, 2011)	0	$0	0	622,500
Month #3 (March 1, 2011 - March 31, 2011)	0	$0	0	622,500
Total	0	$0	0	622,500

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	(REMOVED AND RESERVED.)

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(i)	Exhibit 10.7.5 Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Unit Agreement (TARP version). *

(ii)	Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iii)	Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iv)	Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(v)	Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(vi)	Exhibit 101.INS XBRL Instance Document **

(vii)	Exhibit 101.SCH XBRL Taxonomy Extension Schema Document**

(viii)	Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document**

(ix)	Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document**

(x)	Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document**

*	Management contract or compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information shall not be deemed to be filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise shall not be subject to liability under these sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp (Registrant)
Date: May 9, 2011
/s/ Dunson K. Cheng
Dunson K. Cheng
Chairman, President, and Chief Executive Officer
Date: May 9, 2011
/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and Chief Financial Officer