Form 10-Q
period 2011-06-30
CATHAY GENERAL BANCORP
filed 2011-08-09
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Common stock, $.01 par value, 78,638,649 shares outstanding as of July 29, 2011.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

2ND QUARTER 2011 REPORT ON FORM 10-Q

Forward-Looking Statements

In this quarterly Report on Form 10-Q, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “shall,” “should,” “will,” “predicts,” “potential,” “continue,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

•	U.S. and international economic and market conditions;

•	market disruption and volatility;

•	current and potential future by bank supervisory authorities and changes in laws and regulations, or their interpretations;

•	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;

•	credit losses and deterioration in asset or credit quality;

•	availability of capital;

•	potential goodwill impairment;

•	liquidity risk;

•	fluctuations in interest rates;

•	past and future acquisitions;

•	inflation and deflation;

•	success of expansion, if any, of our business in new markets;

•	the soundness of other financial institutions;

•	real estate market conditions;

•	our ability to compete with competitors;

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$128,584	$87,347
Short-term investments and interest bearing deposits	96,061	206,321
Securities purchased under agreements to resell	255,000	110,000
Securities held-to-maturity (market value of $1,286,976 in 2011 and $837,359 in 2010)	1,271,767	840,102
Securities available-for-sale (amortized cost of $1,176,942 in 2011 and $2,005,330 in 2010)	1,184,504	2,003,567
Trading securities	4,599	3,818
Loans held for sale	1,637	2,873
Loans	6,922,157	6,868,621
Less: Allowance for loan losses	(229,900)	(245,231)
Unamortized deferred loan fees	(7,620)	(7,621)

Loans, net	6,684,637	6,615,769
Federal Home Loan Bank stock	58,759	63,873
Other real estate owned, net	74,233	77,740
Investments in affordable housing partnerships, net	82,993	88,472
Premises and equipment, net	107,834	109,456
Customers’ liability on acceptances	17,906	14,014
Accrued interest receivable	31,931	35,382
Goodwill	316,340	316,340
Other intangible assets	14,314	17,044
Other assets	204,431	209,868

Total assets	$10,535,530	$10,801,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$994,765	$930,300
Interest-bearing accounts:
NOW accounts	417,301	418,703
Money market accounts	942,334	982,617
Savings accounts	382,478	385,245
Time deposits under $100,000	955,121	1,081,266
Time deposits of $100,000 or more	3,417,150	3,193,715

Total deposits	7,109,149	6,991,846

Securities sold under agreements to repurchase	1,411,500	1,561,000
Advances from the Federal Home Loan Bank	250,000	550,000
Other borrowings from financial institutions	19,396	8,465
Other borrowings for affordable housing investments	19,040	19,111
Long-term debt	171,136	171,136
Acceptances outstanding	17,906	14,014
Other liabilities	55,536	50,309

Total liabilities	9,053,663	9,365,881

Commitments and contigencies	—	—

Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, 258,000 issued and outstanding in 2011 and in 2010	249,217	247,455
Common stock, $0.01 par value; 100,000,000 shares authorized, 82,845,764 issued and 78,638,199 outstanding at June 30, 2011, and 82,739,348 issued and 78,531,783 outstanding at December 31, 2010	828	827
Additional paid-in-capital	764,524	762,509
Accumulated other comprehensive loss, net	4,382	(1,022)
Retained earnings	580,205	543,625
Treasury stock, at cost (4,207,565 shares at June 30, 2011, and at December 31, 2010)	(125,736)	(125,736)

Total Cathay General Bancorp stockholders’ equity	1,473,420	1,427,658
Noncontrolling interest	8,447	8,447

Total equity	1,481,867	1,436,105

Total liabilities and equity	$10,535,530	$10,801,986

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including loan fees	$89,792	$95,083	$180,350	$190,822
Investment securities- taxable	23,116	28,751	44,970	59,039
Investment securities- nontaxable	1,055	99	2,111	176
Federal Home Loan Bank stock	49	46	96	94
Federal funds sold and securities purchased under agreements to resell	7	—	48	—
Deposits with banks	320	308	541	625

Total interest and dividend income	114,339	124,287	228,116	250,756

INTEREST EXPENSE
Time deposits of $100,000 or more	10,894	14,281	21,619	29,664
Other deposits	5,374	7,985	11,094	17,086
Securities sold under agreements to repurchase	14,892	16,490	31,063	32,802
Advances from Federal Home Loan Bank	3,642	9,981	8,491	20,020
Long-term debt	1,216	943	2,422	1,856
Short-term borrowings	6	—	7	—

Total interest expense	36,024	49,680	74,696	101,428

Net interest income before provision for credit losses	78,315	74,607	153,420	149,328
Provision for credit losses	10,000	45,000	16,000	129,000

Net interest income after provision for credit losses	68,315	29,607	137,420	20,328

NON-INTEREST INCOME
Securities gains, net	5,178	5,189	11,410	8,628
Letters of credit commissions	1,395	1,068	2,673	2,027
Depository service fees	1,399	1,236	2,760	2,593
Other operating income/(loss)	4,481	(81)	8,236	(1,052)

Total non-interest income	12,453	7,412	25,079	12,196

NON-INTEREST EXPENSE
Salaries and employee benefits	17,659	14,783	35,930	30,009
Occupancy expense	3,457	3,793	6,995	7,631
Computer and equipment expense	2,115	2,108	4,298	4,121
Professional services expense	4,959	5,000	8,688	9,639
FDIC and State assessments	2,905	5,784	7,222	10,928
Marketing expense	817	821	1,512	1,720
Other real estate owned expense	2,262	1,598	2,483	4,893
Operations of affordable housing investments , net	1,977	2,112	3,953	4,225
Amortization of core deposit intangibles	1,460	1,485	2,941	2,992
Cost associated with debt redemption	5,176	—	13,987	909
Other operating expense	2,623	2,835	5,184	7,415

Total non-interest expense	45,410	40,319	93,193	84,482

Income/(loss) before income tax benefit	35,358	(3,300)	69,306	(51,958)
Income tax expense/(benefit)	10,906	(5,373)	22,640	(28,441)

Net income/(loss)	24,452	2,073	46,666	(23,517)
Less: net income attributable to noncontrolling interest	(150)	(150)	(301)	(301)

Net income/(loss) attributable to Cathay General Bancorp	24,302	1,923	46,365	(23,818)
Dividends on preferred stock	(4,107)	(4,096)	(8,212)	(8,188)

Net income/(loss) attributable to common stockholders	20,195	(2,173)	38,153	(32,006)

Other comprehensive income, net of tax
Unrealized holding gain arising during the period	11,974	20,065	12,017	30,107
Less: reclassification adjustments included in net income	3,001	3,008	6,613	5,001

Total other comprehensive gain, net of tax	8,973	17,057	5,404	25,106

Total comprehensive income	$33,275	$18,980	$51,769	$1,288

Net income/(loss) per common share:
Basic	$0.26	$(0.03)	$0.49	$(0.42)
Diluted	$0.26	$(0.03)	$0.49	$(0.42)
Cash dividends paid per common share	$0.01	$0.01	$0.02	$0.02
Average common shares outstanding
Basic	78,635,324	78,513,577	78,622,464	75,599,854
Diluted	78,637,108	78,513,577	78,636,369	75,599,854

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2011	2010
	(In thousands)
Cash Flows from Operating Activities
Net income/(loss)	$46,666	$(23,517)
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for loan losses	16,000	129,000
Provision for losses on other real estate owned	4,315	6,189
Deferred tax liability/(benefit)	9,064	(20,403)
Depreciation	3,050	4,074
Net gains on sale and transfer of other real estate owned	(4,522)	(4,019)
Net gains on sale of loans held-for-sale	(1,259)	(149)
Proceeds from sale of loans held-for-sale	16,068	12,681
Originations of loans held-for-sale	(10,992)	(7,332)
Write-downs on loans held-for-sale	—	2,984
Write-downs on venture capital investments	57	199
Gain on sales and calls of securities	(11,410)	(8,695)
(Decrease)/increase in unrealized loss from interest rate swaps	(1,164)	5,180
Amortization/accretion of security premiums/discounts, net	1,952	2,375
Amortization of intangibles	2,983	3,031
Excess tax short-fall from share-based payment arrangements	271	99
Stock based compensation expense	871	1,915
Decrease in accrued interest receivable	3,451	465
(Increase)/decrease in other assets, net	(6,533)	7,384
Increase/(decrease) in other liabilities	8,346	(3,321)

Net cash provided by operating activities	77,214	108,140
Cash Flows from Investing Activities
Decrease/(increase) in short-term investments	110,261	(157,237)
Increase in securities purchased under agreements to resell	(145,000)	—
Purchase of investment securities available-for-sale	(56,758)	(2,116,683)
Proceeds from maturity and calls of investment securities available-for-sale	275,000	1,486,740
Proceeds from sale of investment securities available-for-sale	367,465	59,526
Purchase of mortgage-backed securities available-for-sale	(278,044)	—
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	531,279	798,823
Purchase of investment securities held-to-maturity	—	(19,965)
Purchase of mortgage-backed securities held-to-maturity	(480,083)	—
Proceeds from maturity and call of investment securities held-to-maturity	47,321	20,141
Redemption of Federal Home Loan Bank stock	5,114	2,645
Net increase in loans	(124,993)	(37,368)
Purchase of premises and equipment	(1,670)	(2,181)
Proceeds from sale of other real estate owned	42,669	5,507
Net increase in investment in affordable housing	(704)	(2,818)

Net cash provided by investing activities	291,857	37,130

Cash Flows from Financing Activities

Net increase in demand deposits, NOW accounts, money market and savings deposits	20,013	119,735
Net increase/(decrease) in time deposits	97,600	(338,664)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(102,000)	(1,500)
Advances from Federal Home Loan Bank	1,043,001	174,000
Repayment of Federal Home Loan Bank borrowings	(1,390,501)	(239,000)
Dividends paid on common stock	(1,572)	(1,570)
Dividends paid on preferred stock	(6,450)	(6,751)
Issuance of common stock	—	124,922
Proceeds from other borrowings	10,931	1,139
Proceeds from shares issued under Dividend Reinvestment Plan	109	146
Proceeds from exercise of stock options	1,306	—
Excess tax short-fall from share-based payment arrangements	(271)	(99)

Net cash used in financing activities	(327,834)	(167,642)

Increase/(decrease) in cash and cash equivalents	41,237	(22,372)
Cash and cash equivalents, beginning of the period	87,347	100,124

Cash and cash equivalents, end of the period	$128,584	$77,752

Supplemental disclosure of cash flow information Cash paid during the period:
Interest	$76,718	$104,582
Income taxes paid/(refund)	$30,750	$(6,942)
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$5,403	$25,106
Loans to facilitate sale of loans	$6,094	$23,500
Transfers to other real estate owned	$41,502	$50,208
Transfers to other real estate owned from loans held-for-sale	$2,873	$19,495
Loans transferred from investment to held for sale	$4,025	$—
Loans to facilitate the sale of other real estate owned	$6,825	$8,409

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, the “Company”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of June 30, 2011, the Bank operated twenty branches in Southern California, eleven branches in Northern California, eight branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

The FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” in July 2010 to provide disclosures that facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosures on two levels of disaggregation– portfolio segment and class of financing receivable. The disclosure requirements include, among other things, a roll-forward schedule of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 was effective for the entity’s financial statements as of December 31, 2010, as related to end of a reporting period disclosure requirement. Disclosures that relate to activity during a reporting period are required for the entity’s financial statements that include periods beginning on or after January 1, 2011. See Note 7 to these condensed consolidated financial statements for the required disclosures at June 30, 2011.

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

In April 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies the guidance on creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring. A restructuring constitutes a troubled debt restructuring if it meets both of the following criteria: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for interim and annual periods beginning on or after June 15, 2011, and will be applied retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 is not expected have a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs).” ASU 2011-04 develops common requirements for measuring fair value and for disclosing information about fair value measurements. It improves the comparability of fair value measurements prepared in accordance with U.S. GAAP and IFRSs. ASU 2011-04 will be effective for interim and annual periods after December 15, 2011, and will be applied retrospectively. Adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 will be effective for interim and annual periods after December 15, 2011, and will be applied retrospectively. Adoption of ASU 2011-05 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth loss per common stock share calculations:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except share and per share data)	2011	2010	2011	2010
Net income/(loss) attributable to Cathay General Bancorp	$24,302	$1,923	$46,365	($23,818)
Dividends on preferred stock	(4,107)	(4,096)	(8,212)	(8,188)

Net income/(loss) available to common stockholders	$20,195	($2,173)	$38,153	($32,006)

Weighted-average shares:
Basic weighted-average number of common shares outstanding	78,635,324	78,513,577	78,622,464	75,599,854
Dilutive effect of weighted-average outstanding common share equivalents stock options	1,784	—	13,905	—

Diluted weighted-average number of common shares outstanding	78,637,108	78,513,577	78,636,369	75,599,854

Average stock options and warrants with anti-dilutive effect	6,303,432	6,942,498	6,251,149	6,965,213
Earnings/(loss) per common stock share:
Basic	$0.26	($0.03)	$0.49	($0.42)
Diluted	$0.26	($0.03)	$0.49	($0.42)

5. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of June 30, 2011, the only options granted by the Company were non-statutory stock options to selected Bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. There were no options granted during 2010 or during the first six months of 2011.

Option compensation expense totaled $196,000 for the three months ended June 30, 2011, and $696,000 for the three months ended June 30, 2010. For the six months ended June 30, option compensation expense totaled $562,000 for 2011 and $1.8 million for 2010. Stock-based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $1.3 million at June 30, 2011, and is expected to be recognized over the next 1.7 years.

Stock options covering 86,860 shares were exercised during the first quarter of 2011 compared to none in the second quarter of 2011 and none in the year 2010. Cash received totaled $1.3 million and the aggregate intrinsic value totaled $172,000 from the exercise of stock options during the six months ended June 30, 2011. Fair value of stock options vested was $35,000 during the second quarter of 2011 and during the second quarter of 2010. The table below summarizes stock option activity for the periods indicated:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2010	4,947,348	27.93	3.7	$334
Exercised	(86,860)	15.05
Forfeited	(481,588)	21.82

Balance, March 31, 2011	4,378,900	$28.86	3.9	$178

Forfeited	(8,992)	32.30

Balance, June 30, 2011	4,369,908	$28.85	3.6	$69

Exercisable, June 30, 2011	4,145,214	$29.15	3.5	$69

At June 30, 2011, 2,266,436 shares were available under the Company’s 2005 Incentive Plan for future grants.

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

In March 2011, the Company again granted restricted stock units for 65,243 shares to eligible employees. The closing price of the Company’s common stock on the date of the grant was $16.14 for the 15,069 restricted stock units granted on March 15, 2011 and $16.15 for the 50,174 restricted stock units granted on March 23, 2011. These restricted stock units granted in March 2011 are scheduled to vest in March 2013.

The following table presents information relating to the restricted stock units as of June 30, 2011:

Units
Balance at December 31, 2010	38,960
Granted	65,243
Forfeited	(1,946)
Vested	(12,633)

Balance at June 30, 2011	89,624

The compensation expense recorded related to the restricted stock units above was $213,000 for the three months ended June 30, 2011, and $82,000 for the three months ended June 30, 2010. For the six months ended June 30, compensation expense recorded was $309,000 in 2011 and $163,000 in 2010. Unrecognized stock-based compensation expense related to restricted stock units was $1.5 million at June 30, 2011, and is expected to be recognized over the next 1.7 years.

The following table summarizes the tax short-fall from share-based payment arrangements:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Short-fall of tax deductions in excess of grant-date fair value	$(37)	$(12)	$(271)	$(99)
Benefit of tax deductions on grant-date fair value	37	12	343	99

Total benefit of tax deductions	$—	$—	$72	$—

6. Investment Securities

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of June 30, 2011, and December 31, 2010:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,943	$2,204	$—	$102,147
State and municipal securities	129,842	609	2,191	128,260
Mortgage-backed securities	1,032,013	16,187	1,593	1,046,607
Other debt securities	9,969	—	7	9,962

Total securities held-to-maturity	$1,271,767	$19,000	$3,791	$1,286,976

Securities Available-for-Sale
U.S. treasury securities	$125,534	$—	$3,552	$121,982
U.S. government sponsored entities	210,000	212	360	209,852
State and municipal securities	1,872	6	66	1,812
Mortgage-backed securities	387,670	13,376	726	400,320
Collateralized mortgage obligations	19,824	586	95	20,315
Asset-backed securities	187	—	4	183
Corporate bonds	341,516	603	6,286	335,833
Mutual funds	4,000	—	33	3,967
Preferred stock of government sponsored entities	569	2,814	—	3,383
Trust preferred securities	26,307	191	37	26,461
Other foreign debt securities	57,995	54	683	57,366
Other equity securities	1,468	1,562	—	3,030

Total securities available-for-sale	$1,176,942	$19,404	$11,842	$1,184,504

Total investment securities	$2,448,709	$38,404	$15,633	$2,471,480

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity	(In thousands)
U.S. government sponsored entities	$99,921	$2,639	$—	$102,560
State and municipal securities	130,107	—	8,946	121,161
Mortgage-backed securities	600,107	5,230	1,653	603,684
Other debt securities	9,967	—	13	9,954

Total securities held-to-maturity	$840,102	$7,869	$10,612	$837,359

Securities Available-for-Sale
U.S. treasury securities	$125,573	$—	$6,745	$118,828
U.S. government sponsored entities	830,269	1,653	6,840	825,082
State and municipal securities	1,875	—	157	1,718
Mortgage-backed securities	627,574	14,854	123	642,305
Collateralized mortgage obligations	24,719	590	115	25,194
Asset-backed securities	245	—	5	240
Corporate bonds	336,476	1,307	5,792	331,991
Mutual funds	4,000	—	73	3,927
Preferred stock of government sponsored entities	569	150	—	719
Trust preferred securities	14,549	58	170	14,437
Other foreign debt securities	38,013	67	646	37,434
Other equity securities	1,468	224	—	1,692

Total securities available-for-sale	$2,005,330	$18,903	$20,666	$2,003,567

Total investment securities	$2,845,432	$26,772	$31,278	$2,840,926

The amortized cost and fair value of investment securities at June 30, 2011, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$2,004	$2,009	$—	$—
Due after one year through five years	91,525	90,814	99,943	102,148
Due after five years through ten years	740,719	737,743	21,364	21,474
Due after ten years (1)	342,694	353,938	1,150,460	1,163,354

Total	$1,176,942	$1,184,504	$1,271,767	$1,286,976

(1)	Equity securities are reported in this category

Proceeds from sales of mortgage-backed securities were $470.4 million and repayments of mortgage-backed securities were $60.9 million during the first six months of 2011 compared to proceeds from sales of 680.9 million and repayment of $117.9 million during the same period a year ago. Proceeds from sales and repayments of other investment securities were $367.5 million during the first six months of 2011 compared to $59.5 million during the same period a year ago. Proceeds from maturity and calls of investment securities were $275.0 million during the first six months of 2011 compared to $1.5 billion during the same period a year ago. Gains of $11.4 million and no losses were realized on sales and calls of investment securities during the first six months of 2011 compared to gains of $8.7 million and losses of $67,000 realized for the same period a year ago.

The temporarily impaired securities represent 30.7% of the fair value of investment securities as of June 30, 2011. Unrealized losses for securities with unrealized losses for less than twelve months represent 1.7%, and securities with unrealized losses for twelve months or more represent 4.6%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased. All of these securities were investment grade as of June 30, 2011, except two whole loan securities with a par amount at June 30, 2011 of $8.3 million that were rated B and B2. At June 30, 2011, 11 issues of securities had unrealized losses for 12 months or longer and 132 issues of securities had unrealized losses of less than 12 months.

At June 30, 2011, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The table below shows the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of June 30, 2011, and December 31, 2010:

	As of June 30, 2011
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
State and municipal securities	$90,200	$2,191	84	$—	$—	—	$90,200	$2,191	84
Mortgage-backed securities	148,614	1,593	4	—	—	—	148,614	1,593	4
Other debt securities	9,962	7	1	—	—	—	9,962	7	1

Total securities held-to-maturity	$248,776	$3,791	89	$—	$—	—	$248,776	$3,791	89

Securities Available-for-Sale
U.S. treasury securities	$121,982	$3,552	1	$—	$—	—	$121,982	$3,552	1
U.S. government sponsored entities	99,640	360	2	—	—	—	99,640	360	2
State and municipal securities	1,302	66	1	—	—	—	1,302	66	1
Mortgage-backed securities	51,043	504	7	37	1	2	51,080	505	9
Mortgage-backed securities-Non-agency	2,604	73	1	5,309	148	2	7,913	221	3
Collateralized mortgage obligations	—	—	—	847	95	4	847	95	4
Asset-backed securities	—	—	—	183	4	1	183	4	1
Corporate bonds	258,820	5,322	25	19,036	964	2	277,856	6,286	27
Mutual funds	3,967	33	1	—	—	—	3,967	33	1
Trust preferred securities	4,809	37	2	—	—	—	4,809	37	2
Other foreign debt securities	39,317	683	3	—	—	—	39,317	683	3

Total securities available-for-sale	$583,484	$10,630	43	$25,412	$1,212	11	$608,896	$11,842	54

Total investment securities	$832,260	$14,421	132	$25,412	$1,212	11	$857,672	$15,633	143

	As of December 31, 2010
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
State and municipal securities	$121,161	$8,946	122	—	—	—	$121,161	$8,946	122
Mortgage-backed securities	89,439	1,653	2	—	—	—	89,439	1,653	2
Other debt securities	9,954	13	1	—	—	—	9,954	13	1

Total securities held-to-maturity	$220,554	$10,612	125	$—	$—	—	$220,554	$10,612	125

Securities Available-for-Sale
U.S. Treasury securities	$118,828	$6,745	5	$—	$—	—	$118,828	$6,745	5
U.S. government sponsored entities	578,118	6,840	12	—	—	—	578,118	6,840	12
State and municipal securities	1,718	157	2	—	—	—	1,718	157	2
Mortgage-backed securities	354	4	7	32	1	1	386	5	8
Mortgage-backed securities-Non-agency	—	—	—	10,127	118	3	10,127	118	3
Collateralized mortgage obligations	—	—	—	887	115	4	887	115	4
Asset-backed securities	—	—	—	240	5	1	240	5	1
Corporate bonds	283,376	5,792	27	—	—	—	283,376	5,792	27
Mutual funds	3,927	73	1	—	—	—	3,927	73	1
Trust preferred securities	10,384	170	2	—	—	—	10,384	170	2
Other foreign debt securities	27,254	646	3	—	—	—	27,254	646	3

Total securities available-for-sale	$1,023,959	$20,427	59	$11,286	$239	9	$1,035,245	$20,666	68

Total investment securities	$1,244,513	$31,039	184	$11,286	$239	9	$1,255,799	$31,278	193

Investment securities having a carrying value of $1.47 billion at June 30, 2011, and $1.80 billion at December 31, 2010, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, interest rate swaps, and foreign exchange transactions.

At June 30, 2011, securities purchased under agreements to resell were $255.0 million at a rate of 0.07% and matured on July 18, 2011.

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

The components of loans in the consolidated balance sheets as of June 30, 2011, and December 31, 2010, were as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Type of Loans:
Commercial loans	$1,637,132	$1,441,167
Real estate construction loans	308,939	409,986
Commercial mortgage loans	3,804,525	3,940,061
Residential mortgage loans	941,229	852,454
Equity lines	214,215	208,876
Installment and other loans	16,117	16,077

Gross loans	6,922,157	6,868,621
Less:
Allowance for loan losses	(229,900)	(245,231)
Unamortized deferred loan fees	(7,620)	(7,621)

Total loans, net	$6,684,637	$6,615,769

Loans held for sale	$1,637	$2,873

The Company transferred the only held for sale loan of $2.9 million at December 31, 2010, to other real estate owned (“OREO”) in January 2011 and sold two held for sale loans of $2.4 million with a net gains of $109,000 in the second quarter of 2011. As of June 30, 2011, the Company held two loans of $1.6 million under held for sale status.

The Company identified impaired loans with a recorded investment of $374.4 million at June 30, 2011, compared to $382.0 million at December 31, 2010. We considered all non-accrual loans to be impaired. For impaired loans, the amounts previously charged off represent 21.7% at June 30, 2011, and 23.3% at December 31, 2010, of the contractual balances for impaired loans. The following table presents the average balance and interest income recognized related to impaired loans for the period indicated:

	Impaired Loans
	Average Recorded Investment				Interest Income Recognized
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(In thousands)
Commercial loans	$50,379	$37,492	$46,204	$37,751	$263	$45	$525	$104
Real estate construction loans	84,787	95,540	85,402	98,321	77	—	153	—
Commercial mortgage loans	242,697	234,716	247,885	231,675	1,052	739	2,099	1,478
Residential mortgage and equity lines	17,424	10,960	16,974	10,434	57	11	100	22

Subtotal	$395,287	$378,708	$396,465	$378,181	$1,449	$795	$2,877	1,604

The following table presents impaired loans and the related allowance for credit losses and charge-off as of the dates indicated:

	Impaired Loans
	June 30, 2011			December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance
Commercial loans	$46,245	$28,323	$—	$41,233	$27,775	$—
Real estate construction loans	104,871	69,328	—	102,186	64,274	—
Commercial mortgage loans	225,912	183,926	—	211,717	156,305	—
Residential mortgage and equity lines	5,458	5,448	—	7,823	7,436	—

Subtotal	$382,486	$287,025	$—	$362,959	$255,790	$—

With allocated allowance
Commercial loans	$25,637	$22,117	$2,482	$13,930	$7,748	$2,925
Real estate construction loans	9,654	7,641	7,140	15,429	13,416	7,470
Commercial mortgage loans	46,692	45,117	3,481	98,593	96,449	3,812
Residential mortgage and equity lines	13,807	12,483	1,161	9,811	8,589	978

Subtotal	$95,790	$87,358	$14,264	$137,763	$126,202	$15,185

Total impaired loans	$478,276	$374,383	$14,264	$500,722	$381,992	$15,185

The following table presents the aging of the loan portfolio by type as of June 30, 2011 and as of December 31, 2010:

	As of June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$360	$11,920	$—	$34,350	$46,630	$1,590,502	$1,637,132
Real estate construction loans	1,200	1,709	—	70,449	73,358	235,581	308,939
Commercial mortgage loans	13,969	12,235	—	136,301	162,505	3,642,020	3,804,525
Residential mortgage loans	828	1,202	—	15,319	17,349	1,138,095	1,155,444
Installment and other loans	55	—	—	—	55	16,062	16,117

Total loans	$16,412	$27,066	$—	$256,419	$299,897	$6,622,260	$6,922,157

	As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$7,037	$2,990	$—	$31,498	$41,525	$1,399,642	$1,441,167
Real estate construction loans	14,634	15,425	4,175	53,937	88,171	321,815	409,986
Commercial mortgage loans	12,569	9,430	831	144,596	167,426	3,772,635	3,940,061
Residential mortgage loans	9,934	2,581	—	12,288	24,803	1,036,527	1,061,330
Installment and other loans	—	—	—	—	—	16,077	16,077

Total loans	$44,174	$30,426	$5,006	$242,319	$321,925	$6,546,696	$6,868,621

A troubled debt restructuring (“TDR”) is a formal modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including change in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date that causes significant delay in payment.

At June 30, 2011, accruing TDRs were $116.3 million and non-accrual TDRs were $38.2 million compared to accruing TDRs of $136.8 million and non-accrual TDRs of $28.1 million at December 31, 2010. During the first six months of 2011, accruing TDRs decreased $35.4 million primarily due to payoff of $2.5 million from four loans, a short sale of $8.7 million, charge-offs of $5.5 million from 3 loans, two loans of $16.5 million became non-accrual TDRs, and pay-downs of $1.5 million. Decreases in non-accrual TDRs were due to payoff of $1.3 million from two loans, charge-off of $589,000 from two loans, transferring a loan of $6.7 million to OREO, and one loan of $1.0 million restored to accrual status during the first six months of 2011. Offsetting the decreases were five new accruing TDRs of $14.9 million and six new non-accrual TDRs of $20.2 million during the first six months of 2011. As of June 30, 2011, the allowance for credit losses associated with TDRs was $1.7 million for accruing TDRs and $1.2 million for non-accrual TDRs.

Accruing TDRs at June 30, 2011, were comprised of ten retail shopping and commercial use buildings of $77.5 million, six office and commercial use buildings of $20.8 million, one hotel loan of $5.2 million, six single family residential loan of $11.8 million, one land loan of $817,000, and one commercial loans of $262,000. We expect that the troubled debt restructuring loans on accruing status as of June 30, 2010, which are all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.

A summary of TDRs by type of concession, by type of loan, and related allowance for credit losses as of June 30, 2011, and as of December 31, 2010, is shown below:

	As of June 30, 2011
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total	Allowance
	(In thousands)
Commercial loans	$13,387	$1,780	$—	$438	$15,605	$65
Real estate construction loans	743	—	—	5,776	6,519	—
Commercial mortgage loans	42,019	32,063	2,459	15,050	91,591	1,502
Residential mortgage loans	1,037	595	—	980	2,612	133

Total accruing TDRs	$57,186	$34,438	$2,459	$22,244	$116,327	$1,700

	As of June 30, 2011
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total	Allowance
	(In thousands)
Commercial loans	$—	$40	$1,256	$2,925	$4,221	$1,048
Real estate construction loans	—	7,044	13,968	—	21,012	—
Commercial mortgage loans	1,239	4,585	—	3,865	9,689	69
Residential mortgage loans	329	2,655	—	324	3,308	56

Total non-accrual TDRs	$1,568	$14,324	$15,224	$7,114	$38,230	$1,173

	As of December 31, 2010
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total	Allowance
	(In thousands)
Commercial loans	$1,131	$1,780	$—	$1,114	$4,025	$59
Real estate construction loans	752	17,226	—	5,776	23,754	117
Commercial mortgage loans	16,586	70,185	3,459	15,055	105,285	3,363
Residential mortgage loans	2,658	599	—	479	3,736	49

Total accruing TDRs	$21,127	$89,790	$3,459	$22,424	$136,800	$3,588

	As of December 31, 2010
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total	Allowance
	(In thousands)
Commercial loans	$—	$—	$2,310	$—	$2,310	$1,159
Real estate construction loans	—	7,044	—	—	7,044	—
Commercial mortgage loans	1,239	14,112	—	1,113	16,464	75
Residential mortgage loans	340	1,037	—	951	2,328	69

Total non-accrual TDRs	$1,579	$22,193	$2,310	$2,064	$28,146	$1,303

As of June 30, 2011, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

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

•	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following table presents loan portfolio by risk rating as of June 30, 2011, and as of December 31, 2010:

	As of June 30, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$1,488,713	$37,959	$103,507	$6,953	$1,637,132
Real estate construction loans	160,603	8,876	122,968	16,492	308,939
Commercial mortgage loans	3,317,542	85,695	401,288	—	3,804,525
Residential mortgage and equity lines	1,117,371	2,418	35,499	156	1,155,444
Installment and other loans	15,978	139	—		16,117

Total gross loans	$6,100,207	$135,087	$663,262	$23,601	$6,922,157

Loans held for sale	$—	$—	$1,637	$—	$1,637

	As of December 31, 2010
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$1,258,537	$58,189	$118,670	$5,771	$1,441,167
Real estate construction loans	191,455	53,172	153,857	11,502	409,986
Commercial mortgage loans	3,365,040	143,974	431,047	—	3,940,061
Residential mortgage and equity lines	1,026,216	6,109	28,846	159	1,061,330
Installment and other loans	15,535	542	—	—	16,077

Total gross loans	$5,856,783	$261,986	$732,420	$17,432	$6,868,621

Loans held for sale	$—	$—	$2,873	$—	$2,873

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of June 30, 2011, and as of December 31, 2010.

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential mortgage loans and equity lines	Consumer and other loans	Total
	(In thousands)
June 30, 2011
Loans individually evaluated for impairment
Allowance	$2,482	$7,140	$3,481	$1,161	$—	$14,264
Balance	$50,440	$76,969	$229,043	$17,931	$—	$374,383

Loans collectively evaluated for impairment
Allowance	$63,378	$30,543	$113,533	$8,146	$36	$215,636
Balance	$1,586,692	$231,970	$3,575,482	$1,137,513	$16,117	$6,547,774

Total allowance	$65,860	$37,683	$117,014	$9,307	$36	$229,900
Total balance	$1,637,132	$308,939	$3,804,525	$1,155,444	$16,117	$6,922,157
December 31, 2010
Loans individually evaluated for impairment
Allowance	$2,540	$7,470	$3,106	$—	$—	$13,116
Balance	$33,555	$77,691	$248,059	$7,435	$—	$366,740

Loans collectively evaluated for impairment
Allowance	$61,379	$35,791	$125,241	$9,668	$36	$232,115
Balance	$1,407,612	$332,295	$3,692,002	$1,053,895	$16,077	$6,501,881

Total allowance	$63,919	$43,261	$128,347	$9,668	$36	$245,231
Total balance	$1,441,167	$409,986	$3,940,061	$1,061,330	$16,077	$6,868,621

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended and for the six months ended June 30, 2011, and June 30, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the Three Months Ended June 30, 2010 and 2011

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential mortgage and equity line	Installment and Other Loans	Total
	(In thousands)
March 31, 2010 Ending Balance	$57,445	$46,747	$121,633	$7,250	$45	$233,120

Provision for possible credit losses	3,769	(3,334)	43,479	1,180	(5)	45,089
Charge-offs	(2,267)	(3,736)	(21,844)	—	—	(27,847)
Recoveries	1,791	2,765	732	—	—	5,288

Net Charge-offs	(476)	(971)	(21,112)	—	—	(22,559)

June 30, 2010 Ending Balance	$60,738	$42,442	$144,000	$8,430	$40	$255,650

March 31, 2011 Ending Balance	$63,194	$42,554	$125,295	$9,949	$38	$241,030

Provision for possible credit losses	11,004	(3,265)	3,532	(642)	(2)	10,627

Charge-offs	(8,618)	(4,607)	(13,696)	—	—	(26,921)
Recoveries	280	3,001	1,883	—		5,164

Net Charge-offs	(8,338)	(1,606)	(11,813)	—	—	(21,757)

June 30, 2011 Ending Balance	$65,860	$37,683	$117,014	$9,307	$36	$229,900

For the Six Months Ended June 30, 2010 and 2011

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential mortgage and equity line	Installment and Other Loans	Total
	(In thousands)
2010 Beginning Balance	$57,815	$45,086	$100,494	$8,480	$14	$211,889

Provision for possible credit losses	12,467	23,642	93,294	(50)	24	129,377
Charge-offs	(11,913)	(29,199)	(50,752)	—	—	(91,864)
Recoveries	2,369	2,913	964	—	2	6,248

Net Charge-offs	(9,544)	(26,286)	(49,788)	—	2	(85,616)

June 30, 2010 Ending Balance	$60,738	$42,442	$144,000	$8,430	$40	$255,650

Reserve for impaired loans	$4,685	$5,059	$14,697	$854		$25,295
Reserve for non-impaired loans	$56,053	$37,383	$129,303	$7,576	$40	$230,355
Reserve for off-balance sheet credit commitments	$1,427	$3,243	$120	$37	$3	$4,830

2011 Beginning Balance	$63,919	$43,261	$128,347	$9,668	$36	$245,231

Provision for possible credit losses	10,882	1,389	4,880	(361)	—	16,790

Charge-offs	(9,996)	(10,855)	(19,045)	—	—	(39,896)
Recoveries	1,055	3,888	2,832	—		7,775

Net Charge-offs	(8,941)	(6,967)	(16,213)	—	—	(32,121)

June 30, 2011 Ending Balance	$65,860	$37,683	$117,014	$9,307	$36	$229,900

Reserve for impaired loans	$2,482	$7,140	$3,481	$1,161	$—	$14,264
Reserve for non-impaired loans	$63,378	$30,543	$113,533	$8,146	$36	$215,636
Reserve for off-balance sheet credit commitments	$564	$863	$82	$35	$3	$1,547

8. Investments in Affordable Housing

The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. The Company’s investments in these partnerships were $83.0 million at June 30, 2011, and $88.5 million at December 31, 2010. At June 30, 2011, and December 31, 2010, six of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s consolidated financial statements increased total assets and liabilities by $23.2 million at June 30, 2011, and by $22.8 million at December 31, 2010. Other borrowings for affordable housing limited partnerships were $19.0 million at June 30, 2011, and $19.1 million at December 31, 2010; recourse is limited to the assets of the limited partnerships. Unfunded commitments for affordable housing limited partnerships of $1.8 million as of June 30, 2011, and $4.3 million as of December 31, 2010, were recorded under other liabilities.

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

(In thousands)	At June 30, 2011	At December 31, 2010
Commitments to extend credit	$1,473,961	$1,360,266
Standby letters of credit	53,894	59,876
Other letters of credit	79,531	62,722
Bill of lading guarantees	—	245

Total	$1,607,386	$1,483,109

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment agreement. These commitments generally have fixed expiration dates and the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Letters of credit, including standby letters of credit and bill of lading guarantees, are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing these types of instruments is essentially the same as that involved in making loans to customers.

10. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.4 billion with a weighted average rate of 4.11% at June 30, 2011, compared to $1.6 billion with a weighted average rate of 4.18% at December 31, 2010. Two long-term securities sold under agreements to repurchase totaling $100.0 million with a weighted average rate of 4.77% matured in March 2011. In May 2011, the Company prepaid a security sold under agreement to repurchase of $50 million with a rate of 4.83% and incurred a prepayment penalty of $1.7 million. Fourteen floating-to-fixed rate agreements totaling $750.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 100 basis points to three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to

3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. At June 30, 2011, there was one short-term security sold under an agreement to repurchase of $11.5 million at the rate of 0.90% which matured on July 1, 2011. The table below provides summary data for long-term securities sold under agreements to repurchase as of June 30, 2011:

(Dollars in millions)	Fixed-to-floating				Floating-to-fixed		Total
Callable	All callable at June 30, 2011				All callable at June 30, 2011
Rate type	Float Rate				Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.75%	3.50%	3.50%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	5	4	1	10	4	27
Amount	$150.0	$250.0	$200.0	$50.0	$550.0	$200.0	$1,400.0
Weighted average rate	3.75%	3.50%	3.50%	3.25%	4.54%	5.00%	4.14%
Final maturity	2014	2014	2015	2015	2014	2017

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.6 billion as of June 30, 2011, and $1.7 billion as of December 31, 2010.

11. Advances from the Federal Home Loan Bank (“FHLB”)

Total advances from the FHLB decreased by $300.0 million to $250.0 million at June 30, 2011, from $550.0 million at December 31, 2010. The Company prepaid advances from the FHLB totaling $200.0 million with a weighted rate of 4.29% during the first quarter of 2011 and $100.0 million at a rate of 4.33% in the second quarter of 2011. Prepayment penalty incurred were $12.3 million in the first six months of 2011 and $3.5 million in the second quarter of 2011. In January 2010, the Company prepaid advances totaling $65.0 million from the FHLB with a rate of 3.49% and incurred prepayment penalties totaling $909,000. As of June 30, 2011, $250.0 million FHLB advances with weighted average rate of 4.58% compared to $550.0 million FHLB advances with weighted average rate of 4.43% at December 31, 2010.

12. Subordinated Note and Junior Subordinated Note

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt had an original maturity term of 10 years, was unsecured and bore interest at a rate of three-month LIBOR plus 110 basis points, payable on a quarterly basis. In March 2011, the Company extended the debt for an additional year. As part of the extension agreement, the rate has been increased from LIBOR plus 110 basis points to LIBOR plus 330 basis points for 2011 and 2012, after which time it reverts back to LIBOR plus 110 basis points. At June 30, 2011, the per annum interest rate on the subordinated debt was 3.55% compared to 1.40% at December 31, 2010. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (“Capital Securities”). These trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by Bancorp in Junior Subordinated Notes issued by the Bancorp (“Junior Subordinated Notes”). The five special purpose trusts are considered variable interest entities under FIN 46R. Because Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company. At June 30, 2011, Junior Subordinated Notes totaled $121.1 million with a weighted average interest rate of 2.41% compared to $121.1 million with a weighted average rate of 2.46% at December 31, 2010. The Junior Subordinated Notes have a stated maturity term of 30 years and are currently included in the Tier 1 capital of Bancorp for regulatory capital purposes.

13. Income Taxes

Income tax expense totaled $22.6 million, or an effective tax rate of 32.8% for the first six months of 2011, compared to an income tax benefit of $28.4 million, or an effective tax benefit rate of 54.4%, for the same period a year ago. The effective tax rate includes the impact of the utilization of low income housing tax credits and recognition of other tax credits during the second quarter of 2011. The effective tax rate for the remainder of 2011 is expected to be 34.1% based on the forecasted net income for the full year.

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

The Company’s tax returns are open for audits by the Franchise Tax Board of the State of California back to 2003. The Internal Revenue Service completed its audit of the Company’s 2007 to 2009 tax years in June 2011 without any significant impact to the current period income tax expense. The California Franchise Tax Board has begun an audit of the Company’s California tax returns for the years 2003 and 2004. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

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

Loans Held for Sale. The Company records loans held for sale at fair value based on quoted prices from third party sale analyses, existing sale agreements or appraisal reports adjusted by sales commission assumptions, a Level 3 measurement.

Goodwill. The Company completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment. Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill. The implied fair value of goodwill is computed by assuming all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill. This adjusted goodwill balance is the implied fair value used in step two. An impairment charge is then recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value. In connection with the determination of fair value, certain data and information is utilized, including earnings forecasts at the reporting unit level for the next four years. Other key assumptions include terminal values based on future growth rates and discount rates for valuing the cash flows, which have inputs for the risk-free rate, market risk premium and adjustments to reflect inherent risk and required market returns. Because of the significance of unobservable inputs in the valuation of goodwill impairment, goodwill subject to nonrecurring fair value adjustments is classified as Level 3 measurement.

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

Investments in Venture Capital. The Company periodically reviews its investments in venture capital for other-than-temporary impairment (“OTTI”) on a nonrecurring basis. Investments in venture capital were written down to their fair value based on available financial reports from venture capital partnerships and management’s judgment and estimation, a Level 3 measurement.

Equity Investments. The Company records equity investments at fair value on a nonrecurring basis based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at June 30, 2011, and at December 31, 2010:

As of June 30, 2011	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$121,982	$—	$—	$121,982
U.S. government sponsored entities	—	209,852	—	209,852
State and municipal securities	—	1,812	—	1,812
Mortgage-backed securities	—	400,320	—	400,320
Collateralized mortgage obligations	—	20,315	—	20,315
Asset-backed securities	—	183	—	183
Corporate bonds	—	335,833	—	335,833
Mutual funds	3,967	—	—	3,967
Preferred stock of government sponsored entities	—	3,383	—	3,383
Trust preferred securities	26,461	—	—	26,461
Other foreign debt securities	—	57,366	—	57,366
Other equity securities	3,030	—	—	3,030

Total securities available-for-sale	155,440	1,029,064	—	1,184,504
Trading securities	3	4,596	—	4,599
Warrants	—	—	58	58
Option contracts	—	129	—	129
Foreign exchange contracts	—	1,737	—	1,737

Total assets	$155,443	$1,035,526	$58	$1,191,027

Liabilities

Interest rate swaps	$—	$5,344	$—	$5,344
Option contracts	—	46	—	46
Foreign exchange contracts	—	391	—	391

Total liabilities	$—	$5,781	$—	$5,781

As of December 31, 2010	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$118,828	$—	$—	$118,828
U.S. government sponsored entities	—	825,082	—	825,082
State and municipal securities	—	1,718	—	1,718
Mortgage-backed securities	—	642,305	—	642,305
Collateralized mortgage obligations	—	25,194	—	25,194
Asset-backed securities	—	240	—	240
Corporate bonds	—	331,991	—	331,991
Mutual funds	3,927	—	—	3,927
Preferred stock of government sponsored entities	—	719	—	719
Trust preferred securities	14,437	—	—	14,437
Other foreign debt securities	—	37,434	—	37,434
Other equity securities	1,692	—	—	1,692

Total securities available-for-sale	138,884	1,864,683	—	2,003,567
Trading securities	23	3,795	—	3,818
Warrants	—	—	40	40
Option contracts	—	106	—	106
Foreign exchange contracts	—	4,629	—	4,629

Total assets	$138,907	$1,873,213	$40	$2,012,160

Liabilities

Interest rate swaps	$—	$6,508	$—	$6,508
Option contracts	—	72	—	72
Foreign exchange contracts	—	1,873	—	1,873

Total liabilities	$—	$8,453	$—	$8,453

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $58,000 at June 30, 2011, compared to $40,000 at December 31, 2010. The fair value adjustment of warrants was included in other operating income in the first six months of 2011.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at June 30, 2011, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at June 30, 2011, and at December 31, 2010, and the total losses for the periods indicated:

	As of June 30, 2011				Total Losses
	Fair Value Measurements Using			Total at	For the Three Months Ended		For the Six Months Ended
	Level 1	Level 2	Level 3	Fair Value	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$—	$—	$19,636	$19,636	$488	$6,428	$1,103	$16,033
Construction loans- residential	—	—	500	500	—	2,412	—	6,669
Construction loans- other	—	—	—	—	—	1,306	—	16,749
Real estate loans	—	—	41,372	41,372	443	7,208	532	17,299
Land loans	—	—	265	265	—	1,003	—	3,776
Residential mortgage loans	—	—	11,322	11,322	—	458	142	1,036

Total impaired loans	—	—	73,095	73,095	931	18,815	1,777	61,562
Loans held-for-sale	—	—	1,637	1,637	—	699	—	2,984
Other real estate owned (1)	—	61,044	7,817	68,861	2,086	875	2,380	2,164
Investments in venture capital	—	—	8,538	8,538	14	77	287	322
Equity investments	522	—	—	522	—	—	—	—

Total assets	$522	$61,044	$91,087	$152,653	$3,031	$20,466	$4,444	$67,032

(1)	Other real estate owned balance of $74.2 million in the consolidated balance sheet is net of estimated disposal costs.

	As of December 31, 2010				Total Losses
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2010	December 31, 2009
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$—	$—	$4,824	$4,824	$3,411	$16,293
Construction loans- residential	—	—	500	500	1,295	23,234
Construction loans- other	—	—	5,659	5,659	—	12,493
Real estate loans	—	—	99,309	99,309	1,407	27,350
Land loans	—	—	730	730	1,003	11,639

Total impaired loans	—	—	111,022	111,022	7,116	91,009
Loans held-for-sale	—	—	2,873	2,873	3,160	19,252
Other real estate owned (1)	—	72,159	11,105	83,264	20,139	28,216
Investments in venture capital	—	—	8,410	8,410	760	1,982
Equity investments	522	—	—	522	304	—

Total assets	$522	$72,159	$133,410	$206,091	$31,479	$140,459

(1)	Other real estate owned balance of $77.7 million in the consolidated balance sheet is net of estimated disposal costs.

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

Securities. For securities, including securities held-to-maturity, available-for-sale and for trading, fair values were based on quoted market prices at the reporting date. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities or dealer quotes.

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

Fair Value of Financial Instruments

	As of June 30, 2011		As of December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$128,584	$128,584	$87,347	$87,347
Short-term investments	96,061	96,061	206,321	206,321
Securities purchased under agreements to resell	255,000	255,000	110,000	110,000
Securities held-to-maturity	1,271,767	1,286,976	840,102	837,359
Securities available-for-sale	1,184,504	1,184,504	2,003,567	2,003,567
Trading securities	4,599	4,599	3,818	3,818
Loans held-for-sale	1,637	1,637	2,873	2,873
Loans, net	6,684,637	6,664,700	6,615,769	6,596,501
Investment in Federal Home Loan Bank stock	58,759	58,759	63,873	63,873
Warrants	58	58	40	40

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	25,066	129	29,336	106
Foreign exchange contracts	172,463	1,737	112,665	4,629

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	7,109,149	7,120,455	6,991,846	7,006,913
Securities sold under agreements to repurchase	1,411,500	1,565,715	1,561,000	1,704,585
Advances from Federal Home Loan Bank	250,000	262,355	550,000	580,054
Other borrowings	38,436	38,446	27,576	27,585
Long-term debt	171,136	103,500	171,136	114,557

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	12,411	46	72	72
Interest rate swaps	300,000	5,344	300,000	6,508
Foreign exchange contracts	113,689	391	68,355	1,873

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,473,961	$(913)	$1,360,266	$(603)
Standby letters of credit	53,894	(151)	59,876	(282)
Other letters of credit	79,531	(44)	62,722	(38)
Bill of lading guarantees	—	—	245	(1)

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

Goodwill was not tested for impairment during the first six months of 2011 since no events or circumstances have occurred or changed that would more likely than not indicate that the fair value of a reporting unit is below its carrying value. At June 30, 2011, the market value per share of the Company’s common stock was 6.8% higher than its book value per share.

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

As of June 30, 2011, and December 31, 2010, we had entered into five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years. These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities. At June 30, 2011, the Company paid a fixed rate at a weighted average of 1.95% and received a floating 3-month LIBOR rate at a weighted average of 0.25% on these agreements. The net amount accrued on these interest rate swaps of $2.5 million for the first six months of 2011 was recorded as a reduction to other non-interest income. The Company recorded the negative fair value of these interest rate swaps within other liabilities of $5.3 million at June 30, 2011, compared to $6.5 million at December 31, 2010.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counter parties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At June 30, 2011, the notional amount of option contracts totaled $37.5 million with a net positive fair value of $84,000. Spot and forward contracts in the total notional amount of $172.5 million had positive fair value of $1.7 million at June 30, 2011. Spot and forward contracts in the total notional amount of $113.7 million had a negative fair value of $391,000 at June 30, 2011. At December 31, 2010, the notional amount of option contracts totaled $29.3 million with a net positive fair value of $35,000. Spot and forward contracts in the total notional amount of $112.7 million had positive fair value, in the amount of $4.6 million at December 31, 2010. Spot and forward contracts in the total notional amount of $68.4 million had a negative fair value in the amount of $1.9 million at December 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is given based on the assumption that the reader has access to and has read the Annual Report on Form 10-K for the year ended December 31, 2010, of the Company.

Recent Developments Impacting the Financial Services Industry

The landmark Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation (the “Dodd-Frank Act”), which was enacted on July 21, 2010, significantly revised and expanded the rulemaking, supervisory, and enforcement authority of federal bank regulators. The Dodd-Frank Act impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. It includes the following:

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

•	the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

•	enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks;

•	the termination of investments by the U.S. Treasury under the Troubled Asset Relief Program (“TARP”);

•	the elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions;

•

a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 and an extension of federal deposit coverage until January 1, 2013, for the full net amount held by depositors in non-interesting bearing transaction accounts;

•	authorization for financial institutions to pay interest on business checking accounts;

•

changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution’s deposit base, but instead will be its average consolidated total assets less its average tangible equity;

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

Critical Accounting Policies

The discussion and analysis of the Company’s unaudited condensed consolidated balance sheets and results of operations are based upon its unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Highlights

•	Improved profitability – Second quarter net income was $24.3 million compared to net income of $22.1 million in the first quarter of 2011 and net income of $1.9 million in the same quarter a year ago.

•	Strong growth in commercial loans – Commercial loans increased $105.5 million during the second quarter of 2011 and $196.0 million during the first half of 2011.

•	Increase in net interest margin – The net interest margin increased to 3.19% for the second quarter of 2011, from 3.06% for the first quarter of 2011, and from 2.73% for the second quarter a year ago.

Statement of Operations Review

Net Income

Net income available to common stockholders for the quarter ended June 30, 2011, was $20.2 million, an increase of $22.4 million compared to a net loss available to common stockholders of $2.2 million for the same quarter a year ago. Diluted earnings per share available to common stockholders for the quarter ended June 30, 2011, was $0.26 compared to a loss per share of $0.03 for the same quarter a year ago due primarily to decreases in the provision for credit losses, decreases in net losses from interest rate swaps, decreases in FDIC assessments, and increases in net interest income which were partially offset by prepayment penalties on the repayment of Federal Home Loan Bank (“FHLB”) advances and on the prepayment of securities sold under an agreement to repurchase and increases in incentive compensation accruals.

Return on average stockholders’ equity was 6.64% and return on average assets was 0.91% for the quarter ended June 30, 2011, compared to a return on average stockholders’ equity of 0.54% and a return on average assets of 0.07% for the same quarter a year ago.

Financial Performance

	Second Quarter
	2011	2010
Net income	$24.3 million	$1.9 million
Net income/(loss) available to common stockholders	$20.2 million	($2.2) million
Basic earnings/(loss) per common share	$0.26	($0.03)
Diluted earnings/(loss) per common share	$0.26	($0.03)
Return on average assets	0.91%	0.07%
Return on average total stockholders’ equity	6.64%	0.54%
Efficiency ratio	50.03%	49.16%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $3.7 million, or 5.0%, to $78.3 million during the second quarter of 2011 compared to $74.6 million during the same quarter a year ago. The increase was due primarily to the decrease in interest expense paid on time certificates of deposit and the prepayment of FHLB advances and securities sold under agreement to repurchase.

The net interest margin, on a fully taxable-equivalent basis, was 3.19% for the second quarter of 2011, an increase of 13 basis points from 3.06% for the first quarter of 2011 and an increase of 46 basis points from 2.73% for the second quarter of 2010. The decrease in the rate on interest bearing deposits and the prepayment of FHLB advances and decreases in securities sold under agreement to repurchase contributed to the increase in the net interest margin from the same quarter a year ago.

For the second quarter of 2011, the yield on average interest-earning assets was 4.65%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities equaled 1.77%, and the cost of interest bearing deposits was 1.05%. In comparison, for the second quarter of 2010, the yield on average interest-earning assets was 4.55%, on a fully taxable-equivalent basis, cost of funds on average interest-bearing liabilities equaled 2.14%, and the cost of interest bearing deposits was 1.33%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, increased 47 basis points to 2.88% for the second quarter ended June 30, 2011, from 2.41% for the same quarter a year ago, primarily due to the reasons discussed above.

The cost of deposits, including demand deposits, decreased 4 basis points to 0.91% in the second quarter of 2011 compared to 0.95% in the first quarter of 2011 and decreased 27 basis points from 1.18% in the second quarter of 2010 due primarily to the decrease in the rates paid on certificates of deposit upon renewal and on money market accounts.

Average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended June 30,
	2011			2010
Taxable-equivalent basis (Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest earning assets:
Commercial loans	$1,553,267	$16,951	4.38%	$1,316,149	$15,711	4.79%
Residential mortgage loans	1,127,582	14,194	5.04	940,917	12,253	5.21
Commercial mortgage loans	3,862,987	55,127	5.72	4,015,618	59,796	5.97
Real estate construction loans	338,091	3,406	4.04	581,023	7,157	4.94
Other loans and leases	18,554	114	2.46	18,796	166	3.54

Total loans and leases (1)	6,900,481	89,792	5.22	6,872,503	95,083	5.55
Taxable securities	2,647,076	23,116	3.50	3,744,929	28,751	3.08
Tax-exempt securities (3)	134,865	1,623	4.83	10,323	153	5.94
Federal Home Loan Bank stock	60,047	49	0.33	70,396	46	0.26
Interest bearing deposits	131,968	320	0.97	263,048	308	0.47
Federal funds sold & securities purchased under agreements to resell	39,231	7	0.07	—	—	—

Total interest-earning assets	9,913,668	114,907	4.65	10,961,199	124,341	4.55

Non-interest earning assets:
Cash and due from banks	145,512			95,721
Other non-earning assets	874,208			899,308

Total non-interest earning assets	1,019,720			995,029
Less: Allowance for loan losses	(242,830)			(253,020)
Deferred loan fees	(7,658)			(7,797)

Total assets	$10,682,900			$11,695,411

Interest bearing liabilities:
Interest bearing demand accounts	$416,437	$203	0.20	$378,496	$202	0.21
Money market accounts	986,362	2,004	0.81	938,109	2,117	0.91
Savings accounts	390,387	143	0.15	364,867	203	0.22
Time deposits	4,408,690	13,918	1.27	5,012,668	19,744	1.58

Total interest-bearing deposits	6,201,876	16,268	1.05	6,694,140	22,266	1.33

Federal funds purchased	—	—	—	—	—	—
Securities sold under agreements to repurchase	1,428,407	14,892	4.18	1,560,170	16,490	4.24
Other borrowings	359,031	3,648	4.08	894,870	9,981	4.47
Long-term debt	171,136	1,216	2.85	171,136	943	2.21

Total interest-bearing liabilities	8,160,450	36,024	1.77	9,320,316	49,680	2.14

Non-interest bearing liabilities:
Demand deposits	979,392			874,395
Other liabilities	66,641			72,147
Total equity	1,476,417			1,428,553

Total liabilities and equity	$10,682,900			$11,695,411

Net interest spread (4)			2.88%			2.41%

Net interest income (4)		$78,883			$74,661

Net interest margin (4)			3.19%			2.73%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)
	Three months ended June 30, 2011-2010 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-earning assets:
Loans and leases	388	(5,679)	(5,291)
Taxable securities	(9,232)	3,597	(5,635)
Tax-exempt securities (2)	1,504	(34)	1,470
Federal Home Loan Bank stock	(7)	10	3
Deposits with other banks	(206)	218	12
Federal funds sold and securities purchased under agreements to resell	7	—	7

Total decrease in interest income	(7,546)	(1,888)	(9,434)

Interest-bearing liabilities:
Interest bearing demand accounts	19	(18)	1
Money market accounts	106	(219)	(113)
Savings accounts	13	(73)	(60)
Time deposits	(2,201)	(3,625)	(5,826)
Federal funds purchased	—	—	—
Securities sold under agreements to repurchase	(1,376)	(222)	(1,598)
Other borrowed funds	(5,513)	(820)	(6,333)
Long-term debts	—	273	273

Total increase/(decrease) in interest expense	(8,952)	(4,704)	(13,656)

Changes in net interest income	$1,406	$2,816	$4,222

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis using a statutory federal income tax rate of 35%.

Provision for Credit Losses

The provision for credit losses was $10.0 million for the second quarter of 2011 compared to $6.0 million for the first quarter of 2011 and compared to $45.0 million in the second quarter of 2010. The provision for credit losses was based on the review of the adequacy of the allowance for loan losses at June 30, 2011. The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio, including unfunded commitments. The following table summarizes the charge-offs and recoveries for the periods as indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(In thousands)
Charge-offs:
Commercial loans	$8,618	$2,267	$9,996	$11,913
Construction loans- residential	4,541	2,412	7,426	10,809
Construction loans- other	66	1,324	3,429	18,390
Real estate loans (1)	13,614	13,913	18,559	38,070
Real estate- land loans	82	7,931	486	12,682

Total charge-offs	26,921	27,847	39,896	91,864

Recoveries:
Commercial loans	280	1,791	1,055	2,369
Construction loans- residential	3,001	2,426	3,661	2,496
Construction loans- other	—	339	227	417
Real estate loans (1)	1,295	720	2,239	922
Real estate- land loans	588	12	593	42
Installment and other loans	—	—	—	2

Total recoveries	5,164	5,288	7,775	6,248

Net Charge-offs	$21,757	$22,559	$32,121	$85,616

(1)	Real estate loans includes commercial mortgage loans, residential mortgage loans and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $12.5 million for the second quarter of 2011, an increase of $5.1 million, or 68.0%, compared to non-interest income of $7.4 million for the second quarter of 2010. The increase in non-interest income in the second quarter of 2011 was primarily due to a decrease of $2.5 million in loss from interest rate swaps, increases of $1.1 million from gains on sale of loans, $662,000 in commissions from foreign exchange transactions, $575,000 from wealth management commissions, and $327,000 in letters of credit commissions compared to the second quarter of 2010.

Non-Interest Expense

Non-interest expense increased $5.1 million, or 12.6%, to $45.4 million in the second quarter of 2011 compared to $40.3 million in the same quarter a year ago. The efficiency ratio was 50.03% in the second quarter of 2011 compared to 49.16% for the same quarter a year ago due primarily to increases in salaries and incentive compensation expense and higher prepayment penalties from prepayment of FHLB advances and prepayment of repurchase agreements offset by decreased losses from interest rate swaps.

Prepayment penalties from prepaying FHLB advances and a repurchase agreement were $5.2 million in the second quarter of 2011 compared to none in the same quarter a year ago. The Company prepaid a repurchase agreement of $50.0 million and a FHLB advance of $100.0 million during the second quarter of 2011. Salaries and employee benefits increased $2.9 million to $17.7 million in the second quarter of 2011 compared to $14.8 million in the same quarter a year ago primarily due to increases in incentive compensation and the hiring of new employees. Other real estate owned (“OREO”) expense increased $664,000 to $2.3 million in the second quarter of 2011 compared to $1.6 million in the second quarter of 2010 primarily due to higher gains on transfer to OREO in 2010. Offsetting the above increases was a decrease of $2.9 million in FDIC assessments primarily due to the change in the FDIC insurance assessment methodology that became effective on April 1, 2011.

Income Taxes

The effective tax rate for the second quarter of 2011 was 31.0% compared to a benefit in the second quarter of 2010. The effective tax rate includes the impact of the utilization of low income housing tax credits and recognition of other tax credits during the second quarter of 2011. The effective tax rate for the remainder of 2011 is expected to be 34.1% based on the forecasted net income for the full year.

Year-to-Date Statement of Operations Review

Net income attributable to common stockholders was $38.2 million for the six months ended June 30, 2011, an increase of $70.2 million, or 219%, compared to net loss attributable to common stockholders of $32.0 million for the same period a year ago due primarily to decreases in the provision for loan losses, decreases in net losses from interest rate swaps, decreases in FDIC assessments and increases in net interest income which were partially offset by prepayment penalties on the repayment of FHLB advances and of securities sold under an agreement to repurchase and increases in salaries and incentive compensation expense. Diluted earnings per share was $0.49 compared to $0.42 loss per share for the same period a year ago. The net interest margin for the six months ended June 30, 2011, increased 40 basis points to 3.13% compared to 2.73% for the same period a year ago.

Return on average stockholders’ equity was 6.42% and return on average assets was 0.87% for the six months ended June 30, 2011, compared to a negative return on average stockholders’ equity of 3.42% and a negative return on average assets of 0.41% for the same period of 2010. The efficiency ratio for the six months ended June 30, 2011 was 52.21% compared to 52.30% for the same period a year ago.

The average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rates, the net interest spread and the net interest margins are as follows:

	Interest-Earning Assets and Interest-Bearing Liabilities
Six months ended June 30,	2011			2010
Taxable-equivalent basis (Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest earning assets
Commercial loans	$1,522,472	$33,311	4.41%	$1,322,640	$30,119	4.59%
Residential mortgage loans	1,106,106	27,829	5.03	919,032	23,929	5.21
Commercial mortgage loans	3,892,636	111,021	5.75	4,041,616	121,727	6.07
Real estate construction loans	359,595	7,949	4.46	608,717	14,699	4.87
Other loans and leases	17,995	240	2.69	20,540	348	3.42

Total loans and leases (1)	6,898,804	180,350	5.27	6,912,545	190,822	5.57
Taxable securities	2,659,382	44,970	3.41	3,708,160	59,039	3.21
Tax-exempt securities (3)	134,195	3,248	4.88	11,219	271	4.87
Federal Home Loan Bank stock	61,908	96	0.31	71,090	94	0.27
Interest bearing deposits	150,129	541	0.73	347,411	625	0.36
Federal funds sold & securities purchased under agreements to resell	60,442	48	0.16	—	—	—

Total interest-earning assets	9,964,860	229,253	4.64	11,050,425	250,851	4.58

Non-interest earning assets
Cash and due from banks	121,883			98,239
Other non-earning assets	871,819			892,742

Total non-interest earning assets	993,702			990,981
Less: Allowance for loan losses	(245,771)			(244,349)
Deferred loan fees	(7,599)			(7,870)

Total assets	$10,705,192			$11,789,187

Interest bearing liabilities:
Interest bearing demand accounts	$414,723	$404	0.20	$386,138	$517	0.27
Money market accounts	1,006,455	4,135	0.83	935,031	4,415	0.95
Savings accounts	385,393	278	0.15	360,213	397	0.22
Time deposits	4,338,625	27,896	1.30	5,106,468	41,421	1.64

Total interest-bearing deposits	6,145,196	32,713	1.07	6,787,850	46,750	1.39

Federal funds purchased	55	0	1.27	—	—	—
Securities sold under agreements to repurchase	1,488,171	31,063	4.21	1,560,185	32,802	4.24
Other borrowings	412,045	8,498	4.16	903,660	20,020	4.47
Junior subordinated notes	171,136	2,422	2.85	171,136	1,856	2.19

Total interest-bearing liabilities	8,216,603	74,696	1.83	9,422,831	101,428	2.17

Non-interest bearing liabilities
Demand deposits	958,636			879,509
Other liabilities	66,155			73,289
Total equity	1,463,798			1,413,558

Total liabilities and equity	$10,705,192			$11,789,187

Net interest spread (4)			2.81%			2.41%

Net interest income (4)		$154,557			$149,423

Net interest margin (4)			3.13%			2.73%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)
	Six months ended June 30, 2011-2010 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-earning assets:
Loans and leases	(379)	(10,093)	(10,472)
Taxable securities	(14,567)	498	(14,069)
Tax-exempt securities (2)	2,976	1	2,977
Federal Home Loan Bank stock	(6)	8	2
Deposits with other banks	(259)	175	(84)
Federal funds sold and securities purchased under agreements to resell	48	—	48

Total increase in interest income	(12,187)	(9,411)	(21,598)

Interest-bearing liabilities:
Interest bearing demand accounts	6	(119)	(113)
Money market accounts	110	(390)	(280)
Savings accounts	3	(122)	(119)
Time deposits	(5,685)	(7,840)	(13,525)
Federal funds purchased	—	—	—
Securities sold under agreements to repurchase	(1,505)	(234)	(1,739)
Other borrowed funds	(10,224)	(1,298)	(11,522)
Long-term debt	—	566	566

Total increase in interest expense	(17,295)	(9,437)	(26,732)

Changes in net interest income	$5,108	$26	$5,134

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Balance Sheet Review

Assets

Total assets were $10.5 billion at June 30, 2011, a decrease of $266.5 million, or 2.5%, from $10.8 billion at December 31, 2010, primarily due to the decrease of $387.4 million in investment securities offset by the increase of $145.0 million in securities purchased under agreements to resell.

Investment Securities

Investment securities represented 23.31% of total assets at June 30, 2011, compared with 26.33% of total assets at December 31, 2010. The carrying value of investment securities at June 30, 2011, was $2.46 billion compared with $2.84 billion at December 31, 2010. Securities available-for-sale are carried at fair value and had a net unrealized gain of $7.6 million at June 30, 2011, compared with a net unrealized loss of $1.8 million at December 31, 2010. Book value for securities held-to-maturity was $1.3 billion at June 30, 2011, compared to $840.1 million at December 31, 2010.

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of June 30, 2011, and December 31, 2010:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,943	$2,204	$—	$102,147
State and municipal securities	129,842	609	2,191	128,260
Mortgage-backed securities	1,032,013	16,187	1,593	1,046,607
Other debt securities	9,969	—	7	9,962

Total securities held-to-maturity	$1,271,767	$19,000	$3,791	$1,286,976

Securities Available-for-Sale
U.S. treasury securities	$125,534	$—	$3,552	$121,982
U.S. government sponsored entities	210,000	212	360	209,852
State and municipal securities	1,872	6	66	1,812
Mortgage-backed securities	387,670	13,376	726	400,320
Collateralized mortgage obligations	19,824	586	95	20,315
Asset-backed securities	187	—	4	183
Corporate bonds	341,516	603	6,286	335,833
Mutual funds	4,000	—	33	3,967
Preferred stock of government sponsored entities	569	2,814	—	3,383
Trust preferred securities	26,307	191	37	26,461
Other foreign debt securities	57,995	54	683	57,366
Other equity securities	1,468	1,562	—	3,030

Total securities available-for-sale	$1,176,942	$19,404	$11,842	$1,184,504

Total investment securities	$2,448,709	$38,404	$15,633	$2,471,480

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,921	$2,639	$—	$102,560
State and municipal securities	130,107	—	8,946	121,161
Mortgage-backed securities	600,107	5,230	1,653	603,684
Other debt securities	9,967	—	13	9,954

Total securities held-to-maturity	$840,102	$7,869	$10,612	$837,359

Securities Available-for-Sale
U.S. treasury securities	$125,573	$—	$6,745	$118,828
U.S. government sponsored entities	830,269	1,653	6,840	825,082
State and municipal securities	1,875	—	157	1,718
Mortgage-backed securities	627,574	14,854	123	642,305
Collateralized mortgage obligations	24,719	590	115	25,194
Asset-backed securities	245	—	5	240
Corporate bonds	336,476	1,307	5,792	331,991
Mutual funds	4,000	—	73	3,927
Preferred stock of government sponsored entities	569	150	—	719
Trust preferred securities	14,549	58	170	14,437
Other foreign debt securities	38,013	67	646	37,434
Other equity securities	1,468	224	—	1,692

Total securities available-for-sale	$2,005,330	$18,903	$20,666	$2,003,567

Total investment securities	$2,845,432	$26,772	$31,278	$2,840,926

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

The temporarily impaired securities represent 30.7% of the fair value of investment securities as of June 30, 2011. Unrealized losses for securities with unrealized losses for less than twelve months represent 1.7%, and securities with unrealized losses for twelve months or more represent 4.6%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased. All of these securities were investment grade as of June 30, 2011, except two whole loan securities with a par amount at June 30, 2011 of $8.3 million that were rated B and B2. At June 30, 2011, 11 issues of securities had unrealized losses for 12 months or longer and 132 issues of securities had unrealized losses of less than 12 months.

At June 30, 2011, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The table below shows the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of June 30, 2011, and December 31, 2010:

	As of June 30, 2011
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
State and municipal securities	$90,200	$2,191	84	$—	$—	—	$90,200	$2,191	84
Mortgage-backed securities	148,614	1,593	4	—	—	—	148,614	1,593	4
Other debt securities	9,962	7	1	—	—	—	9,962	7	1

Total securities held-to-maturity	$248,776	$3,791	89	$—	$—	—	$248,776	$3,791	89

Securities Available-for-Sale
U.S. treasury securities	$121,982	$3,552	1	$—	$—	—	$121,982	$3,552	1
U.S. government sponsored entities	99,640	360	2	—	—	—	99,640	360	2
State and municipal securities	1,302	66	1	—	—	—	1,302	66	1
Mortgage-backed securities	51,043	504	7	37	1	2	51,080	505	9
Mortgage-backed securities-Non-agency	2,604	73	1	5,309	148	2	7,913	221	3
Collateralized mortgage obligations	—	—	—	847	95	4	847	95	4
Asset-backed securities	—	—	—	183	4	1	183	4	1
Corporate bonds	258,820	5,322	25	19,036	964	2	277,856	6,286	27
Mutual funds	3,967	33	1	—	—	—	3,967	33	1
Trust preferred securities	4,809	37	2	—	—	—	4,809	37	2
Other foreign debt securities	39,317	683	3	—	—	—	39,317	683	3

Total securities available-for-sale	$583,484	$10,630	43	$25,412	$1,212	11	$608,896	$11,842	54

Total investment securities	$832,260	$14,421	132	$25,412	$1,212	11	$857,672	$15,633	143

	As of December 31, 2010
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
State and municipal securities	$121,161	$8,946	122	—	—	—	$121,161	$8,946	122
Mortgage-backed securities	89,439	1,653	2	—	—	—	89,439	1,653	2
Other debt securities	9,954	13	1	—	—	—	9,954	13	1

Total securities held-to-maturity	$220,554	$10,612	125	$—	$—	—	$220,554	$10,612	125

Securities Available-for-Sale
U.S. Treasury securities	$118,828	$6,745	5	$—	$—	—	$118,828	$6,745	5
U.S. government sponsored entities	578,118	6,840	12	—	—	—	578,118	6,840	12
State and municipal securities	1,718	157	2	—	—	—	1,718	157	2
Mortgage-backed securities	354	4	7	32	1	1	386	5	8
Mortgage-backed securities-Non-agency	—	—	—	10,127	118	3	10,127	118	3
Collateralized mortgage obligations	—	—	—	887	115	4	887	115	4
Asset-backed securities	—	—	—	240	5	1	240	5	1
Corporate bonds	283,376	5,792	27	—	—	—	283,376	5,792	27
Mutual funds	3,927	73	1	—	—	—	3,927	73	1
Trust preferred securities	10,384	170	2	—	—	—	10,384	170	2
Other foreign debt securities	27,254	646	3	—	—	—	27,254	646	3

Total securities available-for-sale	$1,023,959	$20,427	59	$11,286	$239	9	$1,035,245	$20,666	68

Total investment securities	$1,244,513	$31,039	184	$11,286	$239	9	$1,255,799	$31,278	193

Loans

Gross loans, excluding loans held for sale, were $6.92 billion at June 30, 2011, an increase of $53.5 million, or 0.8%, from $6.87 billion at December 31, 2010, primarily due to an increase of $196.0 million, or 13.6%, in commercial loans and an increase of $88.8 million, or 10.4%, in residential mortgage loans offset by a decrease of $101.0 million, or 24.6%, in construction loans, and a decrease of $135.5 million, or 3.4%, in commercial real estate loans. The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	June 30, 2011	% of Gross Loans	December 31, 2010	% of Gross Loans	% Change
	(Dollars in thousands)
Type of Loans
Commercial loans	$1,637,132	23.6%	$1,441,167	21.0%	13.6%
Residential mortgage loans	941,229	13.6	852,454	12.4	10.4
Commercial mortgage loans	3,804,525	55.0	3,940,061	57.4	(3.4)
Equity lines	214,215	3.1	208,876	3.0	2.6
Real estate construction loans	308,939	4.5	409,986	6.0	(24.6)
Installment and other loans	16,117	0.2	16,077	0.2	0.2

Gross loans	$6,922,157	100%	$6,868,621	100%	0.8%

Allowance for loan losses	(229,900)		(245,231)		(6.3)
Unamortized deferred loan fees	(7,620)		(7,621)		(0.0)

Total loans, net	$6,684,637		$6,615,769		1.0%

Loans held for sale	1,637		2,873		-43.0%

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

Management reviews the loan portfolio regularly for problem loans. During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of the loan agreements. Such loans are placed under closer supervision with consideration given to placing the loans on non-accrual status, the need for an additional allowance for loan losses, and (if appropriate) partial or full charge-off.

The ratio of non-performing assets, excluding non-accrual loans held for sale, to total assets was 3.1% at June 30, 2011, compared to 3.0% at December 31, 2010, and 3.6% at June 30, 2010. Total non-performing portfolio assets increased $5.6 million, or 1.7%, to $330.7 million at June 30, 2011, compared to $325.1 million at December 31, 2010, primarily due to a $14.1 million increase in non-accrual loans offset by a $3.5 million decrease in OREO and by a $5.0 million decrease in accruing loans past due 90 days or more. Total non-performing portfolio assets decreased $84.6 million, or 20.4%, to $330.7 million at June 30, 2011, compared to $415.3 million at June 30, 2010, primarily due to a $57.0 million decrease in non-accrual loans, a $26.8 million decrease in OREO, and a $0.9 million decrease in accruing loans past due 90 days or more.

As a percentage of gross loans, excluding loans held for sale, plus other real estate owned, our non-performing assets increased to 4.73% at June 30, 2011, from 4.68% at December 31, 2010. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, decreased to 90.3% at June 30, 2011, from 100.1% at December 31, 2010.

The following table presents the breakdown of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	June 30, 2011	December 31, 2010	% Change	June 30, 2010	% Change
Non-performing assets
Accruing loans past due 90 days or more	$—	$5,006	(100)	$887	(100)
Non-accrual loans:
Construction loans- residential	41,030	25,251	62	48,255	(15)
Construction loans- non-residential	29,419	28,686	3	40,570	(27)
Land loans	14,209	21,923	(35)	28,185	(50)
Commercial real estate loans, excluding land loans(3)	122,092	122,672	(0)	156,814	(22)
Commercial loans	34,350	31,499	9	29,222	18
Residential mortgage loans	15,319	12,288	25	10,324	48

Total non-accrual loans:	$256,419	$242,319	6	$313,370	(18)

Total non-performing loans	256,419	247,325	4	314,257	(18)
Other real estate owned	74,233	77,740	(5)	101,053	(27)

Total non-performing assets	$330,652	$325,065	2	$415,310	(20)

Accruing troubled debt restructurings (TDRs)	$116,327	$136,800	(15)	$58,017	101
Non-accrual TDRs (included in non-accrual loans above)	$38,230	$28,146	36	$65,638	(42)
Non-accrual loans held for sale	$1,637	$2,873	(43)	$6,514	(75)
Allowance for loan losses	$229,900	$245,231	(6)	$255,650	(10)
Allowance for off-balance sheet credit commitments	1,547	2,337	(34)	4,830	(68)

Allowance for credit losses	$231,447	$247,568	(7)	$260,480	(11)

Total gross loans outstanding, at period-end (1)	$6,922,157	$6,868,621	1	$6,853,624	1
Allowance for loan losses to non-performing loans, at period-end (2)	89.66%	99.15%		81.35%
Allowance for loan losses to gross loans, at period-end (1)	3.32%	3.57%		3.73%
Allowance for credit losses to non-performing loans, at period-end (2)	90.26%	100.10%		82.89%
Allowance for credit losses to gross loans, at period-end (1)	3.34%	3.60%		3.80%

(1)	Excludes loans held for sale at period-end.
(2)	Excludes non-accrual loans held for sale at period-end.
(3)	June 30, 2011 totals included two loans totaling $13.7 million which became OREO on July 5 and a loan for which a $7.4 million payment was in transit on June 30, 2011.

Non-accrual Loans

At June 30, 2011, total non-accrual portfolio loans, excluding non-accrual loans held for sale, were $256.4 million, an increase of $14.1 million, or 5.8%, from $242.3 million at December 31, 2010, and a decrease of $57.0 million, or 18.2%, from $313.4 million at June 30, 2010. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, of these loans on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

At June 30, 2011, non-accrual loans held for sale were $1.6 million compared to $2.9 million at December 31, 2010. Loans held for sale were comprised of a commercial loan of $0.5 million and a commercial real estate loan of $1.2 million at June 30, 2011.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	June 30, 2011		December 31, 2010
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$67,402	$6,719	$50,341	$7,665
Commercial real estate	140,458	1,487	138,557	—
Land	14,209	—	21,923	—
Personal property (UCC)	—	26,144	—	23,833

Total	$222,069	$34,350	$210,821	$31,498

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	June 30, 2011		December 31, 2010
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$177,771	$1,454	$183,637	$2,234
Wholesale/retail	33,933	14,429	16,599	14,870
Food/restaurant	—	738	277	400
Import/export	—	17,729	—	13,994
Other	10,365	—	10,308	—

Total	$222,069	$34,350	$210,821	$31,498

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

Other Real Estate Owned

At June 30, 2011, other real estate owned totaled $74.2 million which was $3.5 million, or 4.5%, lower compared to $77.7 million at December 31, 2010, and $26.8 million, or 26.5%, lower compared to $101.1 million at June 30, 2010. At June 30, 2011, $32.2 million of OREO was located in California, $3.1 million in Nevada, $31.2 million in Texas, $7.0 million in the state of Washington, and $762,000 in all other states. At June 30, 2011, OREO was comprised of 12 parcels of land zoned for residential purposes of $23.4 million, three parcels of land zoned for non-residential purposes of $2.8 million, six residential construction projects of $3.1 million, six non-residential construction projects of $8.1 million, 19 non-farm non-residential properties of $33.7 million, and 11 single family residential properties of $3.1 million.

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a formal modification of the terms of a loan when the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including change in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date that causes significant delay in payment.

At June 30, 2011, accruing TDRs were $116.3 million and non-accrual TDRs were $38.2 million compared to accruing TDRs of $136.8 million and non-accrual TDRs of $28.1 million at December 31, 2010. During the first six months of 2011, accruing TDRs decreased $35.4 million primarily due to payoff of $2.5 million from four loans, a short sale of $8.7 million, charge-offs of $5.5 million from 3 loans, two loans of $16.5 million became non-accrual TDRs, and pay-downs of $1.5 million. Decreases in non-accrual TDRs were due to payoff of $1.3 million from two loans, charge-off of $589,000 from two loans, transferring a loan of $6.7 million to OREO, and one loan of $1.0 million restored to accrual status during the first six months of 2011. Offsetting the decreases were five new accruing TDRs of $14.9 million and six new non-accrual TDRs of $20.2 million during the first six months of 2011. As of June 30, 2011, the allowance for credit losses associated with TDRs was $1.7 million for accruing TDRs and $1.2 million for non-accrual TDRs.

Accruing TDRs at June 30, 2011, were comprised of ten retail shopping and commercial use buildings of $77.5 million, six office and commercial use buildings of $20.8 million, one hotel loan of $5.2 million, six single family residential loan of $11.8 million, one land loan of $817,000, and one commercial loans of $262,000. We expect that the troubled debt restructuring loans on accruing status as of June 30, 2010, which are all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.

A summary of TDRs by type of concession, by type of loans, and related allowance for credit losses is shown below:

	As of June 30, 2011
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total	Allowance
	(In thousands)
Commercial loans	$13,387	$1,780	$—	$438	$15,605	$65
Real estate construction loans	743	—	—	5,776	6,519	—
Commercial mortgage loans	42,019	32,063	2,459	15,050	91,591	1,502
Residential mortgage loans	1,037	595	—	980	2,612	133

Total accruing TDRs	$57,186	$34,438	$2,459	$22,244	$116,327	$1,700

	As of June 30, 2011
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total	Allowance
	(In thousands)
Commercial loans	$—	$40	$1,256	$2,925	$4,221	$1,048
Real estate construction loans	—	7,044	13,968	—	21,012	—
Commercial mortgage loans	1,239	4,585	—	3,865	9,689	69
Residential mortgage loans	329	2,655	—	324	3,308	56

Total non-accrual TDRs	$1,568	$14,324	$15,224	$7,114	$38,230	$1,173

	As of December 31, 2010
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total	Allowance
	(In thousands)
Commercial loans	$1,131	$1,780	$—	$1,114	$4,025	$59
Real estate construction loans	752	17,226	—	5,776	23,754	117
Commercial mortgage loans	16,586	70,185	3,459	15,055	105,285	3,363
Residential mortgage loans	2,658	599	—	479	3,736	49

Total accruing TDRs	$21,127	$89,790	$3,459	$22,424	$136,800	$3,588

	As of December 31, 2010
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total	Allowance
	(In thousands)
Commercial loans	$—	$—	$2,310	$—	$2,310	$1,159
Real estate construction loans	—	7,044	—	—	7,044	—
Commercial mortgage loans	1,239	14,112	—	1,113	16,464	75
Residential mortgage loans	340	1,037	—	951	2,328	69

Total non-accrual TDRs	$1,579	$22,193	$2,310	$2,064	$28,146	$1,303

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

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over 90 days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally a loan amount less than $500,000 (less than $100,000 for prior quarters before June 30, 2010), are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are based on “as is” or bulk sale valuations. To ensure that appraised values remain current, we generally obtain an updated appraisal every six months from qualified independent appraisers. Furthermore, if the most current appraisal is dated more than three months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral. If the third party market data indicates that the value of our collateral property values has declined since the most recent valuation date, we adjust downward the value of the property to reflect current market conditions. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 3% to 6% of the fair value (5% to 10% of the fair value for years prior to 2011), depending on the size of the impaired loan, is charged off against the allowance for loan losses. Non-accrual impaired loans, including troubled debt restructurings, are not returned to accrual status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due and troubled debt restructurings are reviewed for continued impairment until they are no longer reported as troubled debt restructurings.

We identified impaired loans with a recorded investment of $374.4 million at June 30, 2011, compared to $382.0 million at December 31, 2010. We considered all non-accrual loans to be impaired. As of June 30, 2011, $222.1 million, or 86.6%, of the $256.4 million of non-accrual portfolio loans were secured by real estate compared to $210.8 million, or 87.0%, of the $242.3 million of non-accrual loans that were secured by real estate at December 31, 2010. In light of declining property values in the current economic downturn affecting the real estate markets, the Bank has obtained current appraisals, sales contracts, or other available market price information which provide updated factors in evaluating potential loss.

At June 30, 2011, $14.3 million of the $229.9 million allowance for loan losses was allocated for impaired loans and $215.6 million was allocated to the general allowance. At December 31, 2010, $15.2 million of the $245.2 million allowance for loan losses was allocated for impaired loans and $230.0 million was allocated to the general allowance. The amount of the allowance for loan losses allocated to impaired loans at June 30, 2011 remained essentially the same as December 31, 2010. The remainder of the allowance for loan losses is a general allowance and decreased during the first six months of 2011 as a result of the lower net chargeoffs during the last four quarters and the resulting decrease in loan reserve factors calculated under the Company’s loan migration process and a decrease in the total of loans rated Special Mention and Substandard during the first six months of 2011. For the first six months of 2011, net loan charge-offs were $32.1 million, or 0.94%, of average loans compared to $85.6 million, or 2.50%, of average loans in the same period of 2010.

The allowance for credit losses to non-accrual loans decreased to 90.3% at June 30, 2011, from 102.2% at December 31, 2010. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	June 30, 2011			December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance
Commercial loans	$46,245	$28,323	$—	$41,233	$27,775	$—
Real estate construction loans	104,871	69,328	—	102,186	64,274	—
Commercial mortgage loans	225,912	183,926	—	211,717	156,305	—
Residential mortgage and equity lines	5,458	5,448	—	7,823	7,436	—

Subtotal	$382,486	$287,025	$—	$362,959	$255,790	$—

With allocated allowance
Commercial loans	$25,637	$22,117	$2,482	$13,930	$7,748	$2,925
Real estate construction loans	9,654	7,641	7,140	15,429	13,416	7,470
Commercial mortgage loans	46,692	45,117	3,481	98,593	96,449	3,812
Residential mortgage and equity lines	13,807	12,483	1,161	9,811	8,589	978

Subtotal	$95,790	$87,358	$14,264	$137,763	$126,202	$15,185

Total impaired loans	$478,276	$374,383	$14,264	$500,722	$381,992	$15,185

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

As of June 30, 2011, construction loans of $97.0 million were disbursed with pre-established interest reserves of $3.6 million compared to construction loans of $101.9 million with pre-established interest reserves of $4.5 million at December 31, 2010. The balance for construction loans with reserves which have been extended was $65.6 million at June 30, 2011, compared to $63.6 million at December 31, 2010. Land loans of $4.7 million were disbursed with pre-established interest reserves of $122,000 at June 30, 2011, compared to zero such loans at December 31, 2010.

At June 30, 2011, the Bank had no loans on non-accrual status with available interest reserves. At June 30, 2011, $27.1 million of non-accrual residential construction loans, $29.4 million of non-accrual non-residential construction loans, and $10.6 million of non-accrual land loans had been originated with pre-established interest reserves. At December 31, 2010, $25.3 million of non-accrual residential construction loans, $28.9 million of non-accrual non-residential construction loans, and $11.3 million of non-accrual land loans had been originated with pre-established interest reserves. While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity. Typically, these extensions are required due to construction delays, delays in sales or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; and Edison, New Jersey. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral. There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of June 30, 2011, and as of December 31, 2010.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. In January 2010, the Bank reduced its internal limit for CRE loans from 400% of total capital to 300% of total capital to be achieved no later than December 2011. Total loans for construction, land development, and other land represented 30% of total risk-based capital as of June 30, 2011, and 40% as of December 31, 2010. Total CRE loans represented 257% of total risk-based capital as of June 30, 2011, and 285% as of December 31, 2010

Allowance for Credit Losses

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

The allowance for loan losses was $229.9 million and the allowance for off-balance sheet unfunded credit commitments was $1.5 million at June 30, 2011, and represented the amount that the Company believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio including unfunded commitments. The allowance for credit losses, the sum of allowance for loan losses and for off-balance sheet unfunded credit commitments, was $231.4 million at June 30, 2011, compared to $247.6 million at December 31, 2010, a decrease of $16.2 million, or 6.5%. The allowance for credit losses represented 3.34% of period-end gross loans, excluding loans held for sale, and 90.3% of non-performing portfolio loans at June 30, 2011. The comparable ratios were 3.60% of period-end gross loans and 100.1% of non-performing loans at December 31, 2010. The following table sets forth information relating to the allowance for credit losses for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Allowance for Loan Losses	(Dollars in thousands)
Balance at beginning of period	$241,030	$233,120	$245,231	$211,889
Provision for credit losses	10,000	45,000	16,000	129,000
Transfers from/(to) reserve for off-balance sheet credit commitments	627	89	790	377
Charge-offs :
Commercial loans	(8,618)	(2,267)	(9,996)	(11,913)
Construction loans-residential	(4,541)	(2,412)	(7,426)	(10,809)
Construction loans-other	(66)	(1,324)	(3,429)	(18,390)
Real estate loans	(13,614)	(13,913)	(18,559)	(38,070)
Land loans	(82)	(7,931)	(486)	(12,682)

Total charge-offs	(26,921)	(27,847)	(39,896)	(91,864)
Recoveries:
Commercial loans	280	1,791	1,055	2,369
Construction loans-residential	3,001	2,426	3,661	2,496
Construction loans-other	—	339	227	417
Real estate loans	1,295	720	2,239	922
Land loans	588	12	593	42
Installment loans and other loans	—	—	—	2

Total recoveries	5,164	5,288	7,775	6,248

Balance at end of period	$229,900	$255,650	$229,900	$255,650

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$2,174	$4,919	$2,337	$5,207
Provision/(reversal) for credit losses/transfers	(627)	(89)	(790)	(377)

Balance at end of period	$1,547	$4,830	$1,547	$4,830

Average loans outstanding during period ended (1)	$6,898,590	$6,872,503	$6,897,411	$6,912,545
Total gross loans outstanding, at period-end (1)	$6,922,157	$6,853,624	$6,922,157	$6,853,624
Total non-performing loans, at period-end (1)	$256,419	$314,257	$256,419	$314,257
Ratio of net charge-offs to average loans outstanding during the period	1.26%	1.32%	0.94%	2.50%
Provision for credit losses to average loans outstanding during the period	0.58%	2.63%	0.47%	3.76%

Allowance for credit losses to non-performing loans at period-end	90.26%	82.89%	90.26%	82.89%
Allowance for credit losses to gross loans at period-end	3.34%	3.80%	3.34%	3.80%

(1)	Excludes loans held for sale at period end.

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

(Dollars in thousands)	June 30, 2011		December 31, 2010
	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans
Type of Loan:
Commercial loans	$65,860	22.1%	$63,919	19.7%
Residential mortgage loans (1)	9,307	16.0	9,668	13.9
Commercial mortgage loans	117,014	56.4	128,347	58.3
Real estate construction loans	37,683	5.2	43,261	7.8
Installment and other loans	36	0.3	36	0.3

Total	$229,900	100%	$245,231	100%

(1)	Residential mortgage loans includes equity lines.

The allowance allocated to commercial loans increased from $63.9 million at December 31, 2010, to $65.9 million at June 30, 2011, which was due to commercial loan growth and increases in four year migration weighted average loss. At June 30, 2011, commercial loans of $34.3 million were on non-accrual status. At December 31, 2010, commercial loans of $31.5 million were on non-accrual status. Commercial loans comprised 13.5% of impaired loans and 13.4% of non-accrual portfolio loans at June 30, 2011, compared to 9.3% of impaired loans and 13.0% of non-accrual portfolio loans at December 31, 2010.

The allowance allocated to commercial mortgage loans decreased from $128.3 million at December 31, 2010, to $117.0 million at June 30, 2011, which was primarily due to decreases in non-impaired loans risk graded Watch, Special Mention, and Substandard. The overall allowance for total commercial mortgage loans was 3.1% at June 30, 2011, and 3.3% at December 31, 2010. At June 30, 2011, commercial mortgage loans, excluding non-accrual loans held for sale, totaling $136.3 million, were on non-accrual status. At December 31, 2010, commercial mortgage loans, excluding non-accrual loans held for sale, totaling $144.6 million, were on non-accrual status. Commercial mortgage loans comprised 61.2% of impaired loans and 53.2% of non-accrual portfolio loans at June 30, 2011, compared to 66.2% of impaired loans and 59.7% of non-accrual portfolio loans at December 31, 2010.

The allowance allocated for construction loans decreased $5.6 million to $37.7 million at June 30, 2011, compared to $43.3 million at December 31, 2010, primarily due to decreases in non-impaired loans risk graded Special Mention and Substandard. The overall allowance for total construction loans was 12.2% at June 30, 2011, and 10.6% at December 31, 2010. At June 30, 2011, construction portfolio loans of $70.4 million were on non-accrual status compared to $53.9 million at December 31, 2010. Construction loans comprised 20.6% of impaired loans and 27.5% of non-accrual portfolio loans at June 30, 2011, compared to 20.3% of impaired loans and 22.3% of non-accrual portfolio loans at December 31, 2010.

Deposits

Total deposits were $7.1 billion at June 30, 2011, an increase of $117.3 million, or 1.7%, from $7.0 billion at December 31, 2010, primarily due to a $223.4 million, or 7.0%, increase in time deposits of $100,000 or more, and a $64.5 million, or 6.9%, increase in non-interest-bearing demand deposits, offset by a $40.3 million, or 4.1%, decrease in money market deposits and a $126.1 million, or 11.7%, decrease in time deposits under $100,000. The following table displays the deposit mix as of the dates indicated:

	June 30, 2011	% of Total	December 31, 2010	% of Total
	(Dollars in thousands)
Deposits
Non-interest-bearing demand	$994,765	14.0%	$930,300	13.3%
NOW	417,301	5.9	418,703	6.0
Money market	942,334	13.2	982,617	14.0
Savings	382,478	5.4	385,245	5.5
Time deposits under $100,000	955,121	13.4	1,081,266	15.5
Time deposits of $100,000 or more	3,417,150	48.1	3,193,715	45.7

Total deposits	$7,109,149	100.0%	$6,991,846	100.0%

Borrowings

Borrowings include Federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and other borrowings from financial institutions.

Securities sold under agreements to repurchase were $1.4 billion with a weighted average rate of 4.11% at June 30, 2011, compared to $1.6 billion with a weighted average rate of 4.18% at December 31, 2010. Two long-term securities sold under agreements to repurchase totaling $100.0 million with a weighted average rate of 4.77% matured in March 2011. In May 2011, the Company prepaid a security sold under an agreement to repurchase of $50 million with a rate of 4.83% and incurred a prepayment penalty of $1.7 million. Fourteen floating-to-fixed rate agreements totaling $750.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 100 basis points to three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. At June 30, 2011, there was one short-term security sold under an agreement to repurchase of $11.5 million at the rate of 0.90% which matured on July 1, 2011. The table below provides summary data for long-term securities sold under agreements to repurchase as of June 30, 2011:

(Dollars in millions)	Fixed-to-floating				Floating-to-fixed		Total
Callable	All callable at June 30, 2011				All callable at June 30, 2011
Rate type	Float Rate				Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.75%	3.50%	3.50%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	5	4	1	10	4	27
Amount	$150.0	$250.0	$200.0	$50.0	$550.0	$200.0	$1,400.0
Weighted average rate	3.75%	3.50%	3.50%	3.25%	4.54%	5.00%	4.14%
Final maturity	2014	2014	2015	2015	2014	2017

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.6 billion as of June 30, 2011, and $1.7 billion as of December 31, 2010.

Total advances from the FHLB decreased $300.0 million to $250.0 million at June 30, 2011, from $550.0 million at December 31, 2010. The Company prepaid advances from the FHLB totaling $200.0 million with a weighted rate of 4.29% during the first quarter of 2011 and $100.0 million at a rate of 4.33% in the second quarter of 2011. Prepayment penalties incurred were $12.3 million in the first six months of 2011 and $3.5 million in the second quarter of 2011. For the first six months of 2010 and in January 2010, the Company prepaid advances totaling $65.0 million from the FHLB with a rate of 3.49% and incurred prepayment penalties totaling $909,000. As of June 30, 2011, all $250.0 million FHLB advances with weighted average rate of 4.58% were puttable, but the FHLB had not exercised its right to terminate any of the puttable transactions, compared to $550.0 million FHLB advances with weighted average rate of 4.43% at December 31, 2010. The FHLB has the right to terminate the puttable transactions at par at each three-month anniversary after the first puttable date.

Long-term Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt had an original maturity term of 10 years, was unsecured and bore interest at a rate of three-month LIBOR plus 110 basis points, payable on a quarterly basis. In March 2011, the Company extended the debt for an additional year. As part of the extension agreement, the rate has been increased from LIBOR plus 110 basis points to LIBOR plus 330 basis points for 2011 and 2012, after which time it reverts back to LIBOR plus 110 basis points. At June 30, 2011, the per annum interest rate on the subordinated debt was 3.55% compared to 1.40% at December 31, 2010. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (“Capital Securities”). These trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the Bancorp (“Junior Subordinated Notes”). These five special purpose trusts are considered variable interest entities under FIN 46R. Because Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the condensed consolidated financial statements of the Company. At June 30, 2011, Junior Subordinated Notes totaled $121.1 million with a weighted average interest rate of 2.41% compared to $121.1 million with a weighted average interest rate of 2.46% at December 31, 2010. The Junior Subordinated Notes have a stated maturity term of 30 years and are currently included in the Tier 1 capital of Bancorp for regulatory capital purposes.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of June 30, 2011. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$4,010,095	$361,704	$472	$—	$4,372,271
Securities sold under agreements to repurchase (1)	11,500	300,000	900,000	200,000	1,411,500
Advances from the Federal Home Loan Bank (2)	—	250,000	—	—	250,000
Other borrowings	19,396	—	—	19,040	38,436
Long-term debt	—	—	—	171,136	171,136
Operating leases	5,880	9,626	3,967	719	20,192

Total contractual obligations and other commitments	$4,046,871	$921,330	$904,439	$390,895	$6,263,535

(1)	These repurchase agreements have a final maturity of 5-year, 7-year and 10-year from origination date but are callable on a quarterly basis after six months, one year, or 18 months for the 7-year term and one year for the 5-year and 10-year term.
(2)	FHLB advances of $250.0 million that mature in 2012 are all puttable on a quarterly basis.

In the normal course of business, we enter into various transactions, which, in accordance with U.S. generally accepted accounting principles, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the condensed consolidated balance sheets.

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

Capital Resources

Total equity was $1.48 billion at June 30, 2011, an increase of $45.8 million, or 3.2%, from $1.44 billion at December 31, 2010. The following table summarizes the activity in total equity:

(In thousands)	Six months ended June 30, 2011
Net income	$46,666
Proceeds from shares issued through the Dividend Reinvestment Plan	109
Proceeds from exercise of stock options	1,306
Tax short-fall from stock-based compensation expense	(271)
Share-based compensation	871
Other comprehensive income	5,404
Preferred stock dividends	(6,751)
Cash dividends paid to common stockholders	(1,572)

Net increase in total equity	$45,762

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

The Bancorp established five special purpose trusts for the purpose of issuing trust preferred securities to outside investors (“Capital Securities”). These trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by Bancorp, in junior subordinated notes issued by Bancorp (“Junior Subordinated Notes”). The Junior Subordinated Notes totaled $121.1 million as of June 30, 2011, and were included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of June 30, 2011. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 6.0%, total risk-based ratio equal to or greater than 10.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of June 30, 2011, and December 31, 2010:

	Cathay General Bancorp				Cathay Bank
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Tier 1 capital (to risk-weighted assets)	$1,260,433	15.75	$1,228,184	15.37	$1,229,981	15.38	$1,182,033	14.81
Tier 1 capital minimum requirement	320,038	4.00	319,607	4.00	319,901	4.00	319,209	4.00

Excess	$940,395	11.75	$908,577	11.37	$910,080	11.38	$862,824	10.81

Total capital (to risk-weighted assets)	$1,413,761	17.67	$1,379,758	17.27	$1,381,573	17.28	$1,333,610	16.71
Total capital minimum requirement	640,077	8.00	639,214	8.00	639,802	8.00	638,418	8.00

Excess	$773,684	9.67	$740,544	9.27	$741,771	9.28	$695,192	8.71

Tier 1 capital (to average assets)
– Leverage ratio	$1,260,433	12.19	$1,228,184	11.44	$1,229,981	11.90	$1,182,033	11.03
Minimum leverage requirement	413,668	4.00	429,254	4.00	413,493	4.00	428,667	4.00

Excess	$846,765	8.19	$798,930	7.44	$816,488	7.90	$753,366	7.03

Risk-weighted assets	$8,000,959		$7,990,176		$7,997,524		$7,980,219
Total average assets (1)	$10,341,690		$10,731,357		$10,337,313		$10,716,672

(1)	The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our board of directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. Commencing with the second quarter of 2009, our board of directors reduced our common stock dividend to $.08 per share and to $.01 per share thereafter. The amount of future dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by our board of directors. As discussed in the “Regulatory Matters” section below, we are to consult with our regulators before paying any dividends. On November 17, 2010, the Federal Reserve issued guidance that bank holding companies participating in government capital programs still outstanding should not increase dividend payouts. There can be no assurance that our regulators will not object to the payment of such dividends. In our three-year capital and strategic plan submitted to our regulators, we indicated that the Bank was not expecting to pay dividends to us through 2011. The terms of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, and Junior Subordinated Notes also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends on our Series B Preferred Stock or in our payment of interest on our Junior Subordinated Notes, we may not pay dividends on our common stock.

The Company declared a cash dividend of one cent per share for distribution to holders of our common stock on March 10, 2011, on 78,631,617 shares outstanding and on June 10, 2011, on 78,634,462 shares. Total cash dividends of $1.6 million were paid for the first six months ended June 30, 2011.

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

As of June 30, 2011, and December 31, 2010, we had entered into five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years. These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities. At June 30, 2011, the Company paid a fixed rate at a weighted average of 1.95% and received a floating 3-month LIBOR rate at a weighted average of 0.25% on these agreements. The net amount accrued on these interest rate swaps of $2.5 million for the first six months of 2011 was recorded as a reduction to other non-interest income. The Company recorded the negative fair value of these interest rate swaps within other liabilities of $5.3 million at June 30, 2011 compared to $6.5 million at December 31, 2010.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counter parties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At June 30, 2011, the notional amount of option contracts totaled $37.5 million with a net positive fair value of $84,000. Spot and forward contracts in the total notional amount of $172.5 million had positive fair value of $1.7 million at June 30, 2011. Spot and forward contracts in the total notional amount of $113.7 million had a negative fair value of $391,000 at June 30, 2011. At December 31, 2010, the notional amount of option contracts totaled $29.3 million with a net positive fair value of $35,000. Spot and forward contracts in the total notional amount of $112.7 million had positive fair value in the amount of $4.6 million at December 31, 2010. Spot and forward contracts in the total notional amount of $68.4 million had a negative fair value in the amount of $1.9 million at December 31, 2010.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. At June 30, 2011, our liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 17.0% compared to 20.3% at December 31, 2010. At June 30, 2011, our short-term investments and interest bearing deposits totaled $96.1 million compared to $206.3 million at December 31, 2010.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of June 30, 2011, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.6 billion and an unused borrowing capacity of $1.4 billion. The Bank expects to be able to access this source of funding, if required, in the near term. The total credit outstanding with the FHLB of San Francisco at June 30, 2011, was $250.0 million. The Bank has pledged a portion of its commercial and real estate loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program to secure these borrowings. At June 30, 2011, the borrowing capacity under the Borrower-in-Custody program was $252.8 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. At June 30, 2011, investment securities at fair value and trading securities totaled $2.46 billion, with $1.47 billion pledged as collateral for borrowings and other commitments. The remaining $987.3 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 92% of the Company’s time deposits mature within one year or less as of June 30, 2011. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank and the issuance of additional common stock and, to a lesser extent, proceeds from issuance of Bancorp common stock through our Dividend Reinvestment Plan and exercise of stock options. Dividends paid to the Bancorp by the Bank are subject to regulatory limitations and approval. In light of the uncertain economic times and the regulatory considerations described under “Dividend Policy” and “Regulatory Matters,” the Bank did not pay a dividend to Bancorp in either 2009 or 2010 and is not expected to pay a dividend to the Bancorp in 2011. The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. Management believes Bancorp’s cash on hand on June 30, 2011, of $28.1 million is sufficient to meet its operational needs for the next twelve months.

Regulatory Matters

On December 17, 2009, the Bancorp entered into a memorandum of understanding with the Federal Reserve Bank of San Francisco (FRB SF) under which we agreed that we will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. We do not believe that this agreement regarding dividends from the Bank will have a material adverse effect on our operations. We had retained a portion of the proceeds from our common stock offerings to be used, for among other things, payments of future dividends on our common and preferred stock and payments on trust preferred securities. At June 30, 2011, our cash on hand totaled $28.1 million which is sufficient to cover future dividends on our common stock at the current quarterly rate of $.01 per share, on our preferred stock, and payments on our trust preferred securities, subject to FRB SF approval, for at least twelve months.

Under the memorandum, we also agreed to submit to the FRB SF for review and approval a plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank, a dividend policy for the Bancorp, a plan to improve management of our liquidity position and funds management practices, and a liquidity policy and contingency funding plan for the Bancorp. As part of our compliance with the memorandum, on January 22, 2010, we submitted to the FRB SF a Three-Year Capital and Strategic Plan that updates a previously submitted plan and establishes, among other things, targets for our Tier 1 risk-based capital ratio, total risk-based capital ratio, Tier 1 leverage capital ratio, and tangible common risk-based ratio, each of which, where applicable, are above the minimum requirements for a well-capitalized institution. An updated Capital Plan was submitted to the FRB SF on June 30, 2011 and we are in compliance with its target ratios as of that date. In addition, we agreed to notify the FRB SF prior to effecting certain changes to our senior executive officers and board of directors and we are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments. We also agreed in the memorandum that we will not, without the prior written approval of the FRB SF, directly or indirectly, (i) incur, renew, increase or guaranty any debt, (ii) issue any trust preferred securities, or (iii) purchase, redeem, or otherwise acquire any of our stock. The target and actual capital levels of the Three-Year Capital and Strategic Plan submitted to the FRB SF, with any excess or deficiency of the actual over the target levels, are as follows as of June 30, 2011:

	Tier 1 risk-based	Total risk-based	Tier 1 leverage	Tangible common
	capital ratio	capital ratio	capital ratio	risk-based ratio *
Actual	15.75%	17.67%	12.19%	11.02%
Target Levels	11.50%	13.50%	9.50%	5.00%
Excess/(deficiency)	4.25%	4.17%	2.69%	6.02%

*	Tier 1 risk-based capital excluding preferred stock, trust preferred stock and REIT preferred stock divided by total risk-weighted assets.

On March 1, 2010, the Bank entered into a memorandum of understanding with the Department of Financial Institutions (DFI) and the FDIC pursuant to which we are required to develop and implement, within specified time periods, plans satisfactory to the DFI and the FDIC to reduce commercial real estate concentrations, to enhance and to improve the quality of our stress testing of the Bank’s loan portfolio, and to revise our loan policy in connection therewith; to develop and adopt a strategic plan addressing improved profitability and capital ratios and to reduce the Bank’s overall risk profile; to develop and adopt a capital plan; to develop and implement a plan to improve asset quality, including the methodology for calculating the loss reserve allocation and evaluating its adequacy; and to develop and implement a plan to reduce dependence on wholesale funding. In addition, we are required to report our progress to the DFI and FDIC on a quarterly basis. As part of our compliance with the Bank memorandum, on April 30, 2010, we submitted to the DFI and the FDIC a Three-Year Capital Plan that updated the Three-Year Capital and Strategic Plan previously submitted to the FRB SF on January 22, 2010 and established, among other things, targets for our Tier 1 risk-based capital ratio and total risk-based capital ratio, each of which are above the minimum requirements for a well-capitalized institution, and effective June 30, 2010, a target Tier 1 to total tangible assets ratio. An updated Capital Plan was submitted to the DFI and FDIC on June 30, 2011 and we are in compliance with its target ratios as of that date. The target and actual capital levels of the Three-Year Capital Plan submitted to the DFI and FDIC, and any excess or deficiency of the actual over target levels, are as follows as of June 30, 2011:

	Tier 1 risk-based	Total risk-based	Tier 1 Capital to total
	capital ratio	capital ratio	tangible assets ratio
Actual	15.38%	17.28%	12.07%
Target Levels	11.50%	13.50%	9.50%
Excess/(deficiency)	3.88%	3.78%	2.57%

Under the memorandum of understanding with the DFI and the FDIC, we are also subject to a restriction on dividends from the Bank to Bancorp, a requirement to maintain adequate allowance for loan and lease losses, and restrictions on any new branches and business lines without prior approval. We are currently required to notify the FDIC prior to effecting certain changes to our senior executive officers and board of directors and are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments; and we are required to retain management and directors acceptable to the DFI and the FDIC.

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

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of June 30, 2011:

	Net Interest	Market Value
	Income	of Equity
	Volatility (1)	Volatility (2)
Change in Interest Rate (Basis Points)	June 30, 2011	June 30, 2011
+200	6.5	3.9
+100	2.5	1.9
-100	-0.9	-2.2
-200	-5.6	0.6

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

ITEM 4.	CONTROLS AND PROCEDURES.

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based upon their evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1, 2011 - April 30, 2011)	0	$0	0	622,500
Month #2 (May 1, 2011 - May 31, 2011)	0	$0	0	622,500
Month #3 (June 1, 2011 - June 30, 2011)	0	$0	0	622,500
Total	0	$0	0	622,500

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	(REMOVED AND RESERVED.)

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(i)	Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iii)	Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(iv)	Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(v)	Exhibit 101.INS XBRL Instance Document **

(vi)	Exhibit 101.SCH XBRL Taxonomy Extension Schema Document**

(vii)	Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document**

(viii)	Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase Document**

(ix)	Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document**

(x)	Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document**

*	Management contract or compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information shall not be deemed to be filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise shall not be subject to liability under these sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp (Registrant)

Date: August 8, 2011

/s/ Dunson K. Cheng Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: August 8, 2011

/s/ Heng W. Chen Heng W. Chen Executive Vice President and Chief Financial Officer