Form 10-Q
period 2011-09-30
CATHAY GENERAL BANCORP
filed 2011-11-04
CIK 861842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Common stock, $.01 par value, 78,646,712 shares outstanding as of October 31, 2011.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

3RD QUARTER 2011 REPORT ON FORM 10-Q

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$208,873	$87,347
Short-term investments and interest bearing deposits	33,693	206,321
Securities purchased under agreements to resell	80,000	110,000
Securities held-to-maturity (market value of $1,285,926 in 2011 and $837,359 in 2010)	1,235,736	840,102
Securities available-for-sale (amortized cost of $1,066,845 in 2011 and $2,005,330 in 2010)	1,057,371	2,003,567
Trading securities	156,977	3,818
Loans held for sale	1,276	2,873
Loans	7,017,142	6,868,621
Less: Allowance for loan losses	(209,116)	(245,231)
Unamortized deferred loan fees	(8,360)	(7,621)

Loans, net	6,799,666	6,615,769
Federal Home Loan Bank stock	56,175	63,873
Other real estate owned, net	94,308	77,740
Investments in affordable housing partnerships, net	80,592	88,472
Premises and equipment, net	106,613	109,456
Customers’ liability on acceptances	24,638	14,014
Accrued interest receivable	29,919	35,382
Goodwill	316,340	316,340
Other intangible assets	12,834	17,044
Other assets	204,100	209,868

Total assets	$10,499,111	$10,801,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand deposits	$1,027,178	$930,300
Interest-bearing accounts:
NOW accounts	435,860	418,703
Money market accounts	936,449	982,617
Savings accounts	426,000	385,245
Time deposits under $100,000	891,390	1,081,266
Time deposits of $100,000 or more	3,408,247	3,193,715

Total deposits	7,125,124	6,991,846

Securities sold under agreements to repurchase	1,407,500	1,561,000
Advances from the Federal Home Loan Bank	205,000	550,000
Other borrowings from financial institutions	2,770	8,465
Other borrowings for affordable housing investments	18,955	19,111
Long-term debt	171,136	171,136
Acceptances outstanding	24,638	14,014
Other liabilities	49,423	50,309

Total liabilities	9,004,546	9,365,881

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, 258,000 issued and outstanding at September 30, 2011, and at December 31, 2010	250,103	247,455
Common stock, $0.01 par value; 100,000,000 shares authorized, 82,853,701 issued and 78,646,136 outstanding at September 30, 2011, and 82,739,348 issued and 78,531,783 outstanding at December 31, 2010	829	827
Additional paid-in-capital	765,021	762,509
Accumulated other comprehensive loss, net	(5,490)	(1,022)
Retained earnings	601,391	543,625
Treasury stock, at cost (4,207,565 shares at September 30, 2011, and at December 31, 2010)	(125,736)	(125,736)

Total Cathay General Bancorp stockholders’ equity	1,486,118	1,427,658
Noncontrolling interest	8,447	8,447

Total equity	1,494,565	1,436,105

Total liabilities and equity	$10,499,111	$10,801,986

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including loan fees	$92,590	$95,255	$272,940	$286,077
Investment securities- taxable	20,304	24,749	65,274	83,788
Investment securities- nontaxable	1,054	19	3,165	195
Federal Home Loan Bank stock	38	77	134	171
Federal funds sold and securities purchased under agreements to resell	33	—	81	—
Deposits with banks	360	406	901	1,031

Total interest and dividend income	114,379	120,506	342,495	371,262

INTEREST EXPENSE
Time deposits of $100,000 or more	10,496	12,754	32,115	42,418
Other deposits	4,777	6,603	15,871	23,689
Securities sold under agreements to repurchase	14,840	16,667	45,903	49,469
Advances from Federal Home Loan Bank	2,101	10,090	10,592	30,110
Long-term debt	1,208	1,046	3,630	2,902
Short-term borrowings	4	5	11	5

Total interest expense	33,426	47,165	108,122	148,593

Net interest income before provision for credit losses	80,953	73,341	234,373	222,669
Provision for credit losses	9,000	17,900	25,000	146,900

Net interest income after provision for credit losses	71,953	55,441	209,373	75,769

NON-INTEREST INCOME
Securities gains, net	8,833	484	20,243	9,112
Letters of credit commissions	1,440	1,253	4,113	3,280
Depository service fees	1,341	1,277	4,101	3,870
Other operating income/(loss)	5,213	872	13,449	(180)

Total non-interest income	16,827	3,886	41,906	16,082

NON-INTEREST EXPENSE
Salaries and employee benefits	17,481	14,436	53,411	44,445
Occupancy expense	3,714	2,801	10,709	10,432
Computer and equipment expense	2,139	2,011	6,437	6,132
Professional services expense	4,846	4,460	13,534	14,099
FDIC and State assessments	2,642	4,599	9,864	15,527
Marketing expense	908	749	2,420	2,469
Other real estate owned expense	6,120	453	8,603	5,346
Operations of affordable housing investments, net	2,102	1,166	6,055	5,391
Amortization of core deposit intangibles	1,461	1,484	4,402	4,476
Cost associated with debt redemption	4,540	—	18,527	909
Other operating expense	2,430	2,722	7,614	10,137

Total non-interest expense	48,383	34,881	141,576	119,363

Income/(loss) before income tax benefit	40,397	24,446	109,703	(27,512)
Income tax expense/(benefit)	14,162	7,023	36,802	(21,418)

Net income/(loss)	26,235	17,423	72,901	(6,094)
Less: net income attributable to noncontrolling interest	151	151	452	452

Net income/(loss) attributable to Cathay General Bancorp	26,084	17,272	72,449	(6,546)
Dividends on preferred stock	(4,111)	(4,098)	(12,323)	(12,286)

Net income/(loss) attributable to common stockholders	21,973	13,174	60,126	(18,832)

Other comprehensive (loss)/income, net of tax
Unrealized holding (loss)/gain arising during the period	(4,753)	290	7,264	29,024
Less: reclassification adjustments included in net income	5,120	203	11,733	3,831

Total other comprehensive (loss)/gain, net of tax	(9,873)	87	(4,469)	25,193

Total comprehensive income	$16,211	$17,359	$67,980	$18,647

Net income/(loss) per common share:
Basic	$0.28	$0.17	$0.76	$(0.25)
Diluted	$0.28	$0.17	$0.76	$(0.25)

Cash dividends paid per common share	$0.01	$0.01	$0.03	$0.03
Average common shares outstanding
Basic	78,640,308	78,520,612	78,628,477	76,584,138
Diluted	78,641,142	78,520,612	78,637,977	76,584,138

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2011	2010
	(In thousands)
Cash Flows from Operating Activities
Net income/(loss)	$72,901	$(6,094)
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for loan losses	25,000	146,900
Provision for losses on other real estate owned	9,088	8,062
Deferred tax liability/(benefit)	4,380	(14,713)
Depreciation	4,577	4,753
Net gains on sale and transfer of other real estate owned	(4,842)	(7,049)
Net gains on sale of loans	(2,851)	(149)
Proceeds from sale of loans	20,699	12,681
Originations of loans held-for-sale	(10,992)	(7,332)
Write-downs on loans held-for-sale	—	3,160
Increase in trading securities, net	(153,440)	—
Mark-to-market of trading securities	281	—
Write-downs on venture capital investments	57	392
Write-downs on impaired securities	—	492
Gain on sales and calls of securities	(20,243)	(9,603)
Increase in fair value of warrants	(12)	(17)
(Decrease)/increase in unrealized loss from interest rate swaps mark-to-market	(2,580)	7,146
Other non-cash interest	(399)	(562)
Amortization/accretion of security premiums/discounts, net	2,903	4,073
Amortization of intangibles	4,475	4,534
Excess tax short-fall from share-based payment arrangements	276	362
Stock based compensation expense	1,278	2,690
Increase/(decrease) in deferred loan fees, net	739	(599)
Decrease in accrued interest receivable	5,463	2,309
Decrease in other assets, net	7,427	15,559
Increase/(decrease) in other liabilities	4,214	(12,377)

Net cash provided by operating activities	(31,601)	154,618

Cash Flows from Investing Activities
Decrease in short-term investments	172,629	6,171
Decrease in securities purchased under agreements to resell	30,000	—
Purchase of investment securities available-for-sale	(371,116)	(3,047,136)
Proceeds from maturity and calls of investment securities available-for-sale	385,000	2,272,239
Proceeds from sale of investment securities available-for-sale	503,561	65,073
Purchase of mortgage-backed securities available-for-sale	(403,123)	—
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	843,248	913,226
Purchase of investment securities held-to-maturity	—	(30,541)
Purchase of mortgage-backed securities held-to-maturity	(480,083)	—
Proceeds from maturity and call of investment securities held-to-maturity	82,703	60,660
Redemption of Federal Home Loan Bank stock	7,698	5,284
Net increase in loans	(283,232)	(147,884)
Purchase of premises and equipment	(1,995)	(4,484)
Proceeds from sale of other real estate owned	50,115	68,791
Net increase in investment in affordable housing	(968)	(2,767)

Net cash provided by investing activities	534,437	158,632

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts, money market and savings deposits	108,622	195,548
Net increase/(decrease) in time deposits	25,062	(592,296)
Net (decrease)/increase in federal funds purchased and securities sold under agreements to repurchase	(153,500)	9,000
Advances from Federal Home Loan Bank	3,473	—
Repayment of Federal Home Loan Bank borrowings	(348,473)	(65,000)
Dividends paid on common stock	(2,359)	(2,355)
Dividends paid on preferred stock	(9,675)	(9,675)
Issuance of common stock	—	124,922
Proceeds from other borrowings	—	1,139
Repayment of other borrowings	(5,695)	—
Proceeds from shares issued under Dividend Reinvestment Plan	205	229
Proceeds from exercise of stock options	1,306	—
Excess tax short-fall from share-based payment arrangements	(276)	(362)

Net cash used in financing activities	(381,310)	(338,850)

Increase/(decrease) in cash and cash equivalents	121,526	(25,600)
Cash and cash equivalents, beginning of the period	87,347	100,124

Cash and cash equivalents, end of the period	$208,873	$74,524

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$111,300	$154,195
Income taxes paid/(refunded)	$39,750	$(3,942)
Non-cash investing and financing activities:
Net change in unrealized holding (loss)/gain on securities available-for-sale, net of tax	$(4,469)	$25,193
Loans to facilitate sale of loans	$6,094	$22,700
Transfers to other real estate owned from loans held for investment	$73,161	$69,727
Transfers to other real estate owned from loans held-for-sale	$2,873	$20,922
Loans transferred from investment to held for sale	$4,139	$1,329
Loans to facilitate the sale of other real estate owned	$7,703	$11,775

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, the “Company”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of September 30, 2011, the Bank operated twenty branches in Southern California, eleven branches in Northern California, eight branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

The FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” in July 2010 to provide disclosures that facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosures on two levels of disaggregation– portfolio segment and class of financing receivable. The disclosure requirements include, among other things, a roll-forward schedule of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 was effective for the entity’s financial statements as of December 31, 2010, as related to end of a reporting period disclosure requirement. Disclosures that relate to activity during a reporting period are required for the entity’s financial statements that include periods beginning on or after January 1, 2011. See Note 7 to these condensed consolidated financial statements for the required disclosures at September 30, 2011.

The FASB issued ASU 2010-28 “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” in December 2010. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 was effective for interim and annual periods beginning on or after December 15, 2010. Adoption of ASU 2010-28 did not have a significant impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies the guidance on a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring. A restructuring constitutes a troubled debt restructuring if it meets both of the following criteria: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 was effective for interim and annual periods beginning on or after June 15, 2011, and was applied retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 did not have a significant impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03 “Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 improves the accounting for repurchase agreements and other similar transactions by removing following: the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 will be effective for interim and annual periods beginning on or after December 15, 2011, and will be applied prospectively. Adoption of ASU 2011-03 is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-

05 will be effective for interim and annual periods beginning on or after December 15, 2011, and will be applied retrospectively. Adoption of ASU 2011-05 is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 “Intangible- Goodwill and other.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. ASU 2011-08 will be effective for interim and annual goodwill impairment tests performed after December 15, 2011. Adoption of ASU 2011-08 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth earnings or loss per common stock share calculations:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except share and per share data)	2011	2010	2011	2010
Net income/(loss) attributable to Cathay General Bancorp	$26,084	$17,272	$72,449	($6,546)
Dividends on preferred stock	(4,111)	(4,098)	(12,323)	(12,286)

Net income/(loss) available to common stockholders	$21,973	$13,174	$60,126	($18,832)
Weighted-average shares:
Basic weighted-average number of common shares outstanding	78,640,308	78,520,612	78,628,477	76,584,138
Dilutive effect of weighted-average outstanding common share equivalents stock options	834	—	9,500	—

Diluted weighted-average number of common shares outstanding	78,641,142	78,520,612	78,637,977	76,584,138

Average stock options and warrants with anti-dilutive effect	6,294,961	6,911,096	6,265,913	6,946,976
Earnings/(loss) per common stock share:
Basic	$0.28	$0.17	$0.76	($0.25)
Diluted	$0.28	$0.17	$0.76	($0.25)

5. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of September 30, 2011, the only options granted by the Company were non-statutory stock options to selected Bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. There were no options granted during 2010 or during the first nine months of 2011.

Option compensation expense totaled $194,000 for the three months ended September 30, 2011, and $694,000 for the three months ended September 30, 2010. For the nine months ended September 30, option compensation expense totaled $756,000 for 2011 and $2.4 million for 2010. Stock-based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $1.1 million at September 30, 2011, and is expected to be recognized over the next 1.4 years.

Stock options covering 86,860 shares were exercised during the first quarter of 2011 compared to none in the second quarter or the third quarter of 2011 and none in the year 2010. Cash received totaled $1.3 million and the aggregate intrinsic value totaled $172,000 from the exercise of stock options during the nine months ended September 30, 2011. There were no stock options vested during the third quarter of 2011 or during the third quarter of 2010. The table below summarizes stock option activity for the periods indicated:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2010	4,947,348	27.93	3.7	$334
Exercised	(86,860)	15.05
Forfeited	(481,588)	21.82

Balance, March 31, 2011	4,378,900	$28.86	3.9	$178

Forfeited	(8,992)	32.30

Balance, June 30, 2011	4,369,908	$28.85	3.6	$69

Forfeited	(1,143)	26.92

Balance, September 30, 2011	4,368,765	$28.86	3.4	$0

Exercisable, September 30, 2011	4,144,071	$29.15	3.2	$0

At September 30, 2011, 2,267,713 shares were available under the Company’s 2005 Incentive Plan for future grants.

In addition to stock options, the Company also grants restricted stock units to eligible employees. On February 21, 2008, restricted stock units for 82,291 shares were granted. Upon vesting of restricted stock units, the Company issued 15,006 shares of common stock at the closing price of $9.64 per share on February 21, 2010, and 12,633 shares of common stock at the closing price of $18.79 per share on February 21, 2011. Restricted stock units granted in 2008 have a maximum term of five years and vest in approximately 20% annual increments subject to continued employment with the Company.

In March 2011, the Company again granted restricted stock units for 65,243 shares. The closing price of the Company’s common stock on the date of the grant was $16.14 for the 15,069 restricted stock units granted on March 15, 2011 and $16.15 for the 50,174 restricted stock units granted on March 23, 2011. These restricted stock units granted in March 2011 are scheduled to vest in March 2013.

The following table presents information relating to the restricted stock units as of September 30, 2011:

Units
Balance at December 31, 2010	38,960
Granted	65,243
Forfeited	(2,080)
Vested	(12,633)

Balance at September 30, 2011	89,490

The compensation expense recorded related to the restricted stock units was $213,000 for the three months ended September 30, 2011, and $82,000 for the three months ended September 30, 2010. For the nine months ended September 30, compensation expense recorded was $523,000 in 2011 and $245,000 in 2010. Unrecognized stock-based compensation expense related to restricted stock units was $1.2 million at September 30, 2011, and is expected to be recognized over the next 1.4 years.

The following table summarizes the tax short-fall from share-based payment arrangements:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Short-fall of tax deductions in excess of grant-date fair value	$(5)	$(263)	$(276)	$(362)
Benefit of tax deductions on grant-date fair value	5	263	348	362

Total benefit of tax deductions	$—	$—	$72	$—

6. Investment Securities

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of September 30, 2011, and December 31, 2010:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,955	$1,818	$—	$101,773
State and municipal securities	129,710	3,904	216	133,398
Mortgage-backed securities	996,101	45,221	—	1,041,322
Corporate debt securities	9,970	—	537	9,433

Total securities held-to-maturity	$1,235,736	$50,943	$753	$1,285,926

Securities Available-for-Sale
U.S. treasury securities	$—	$—	$—	$—
U.S. government sponsored entities	350,015	1,516	83	351,448
State and municipal securities	1,870	25	8	1,887
Mortgage-backed securities	210,469	11,057	508	221,018
Collateralized mortgage obligations	18,194	611	120	18,685
Asset-backed securities	177	—	6	171
Corporate debt securities	432,582	534	25,687	407,429
Mutual funds	6,000	79	—	6,079
Preferred stock of government sponsored entities	569	1,783	—	2,352
Trust preferred securities	45,501	598	25	46,074
Other equity securities	1,468	760	—	2,228

Total securities available-for-sale	$1,066,845	$16,963	$26,437	$1,057,371

Total investment securities	$2,302,581	$67,906	$27,190	$2,343,297

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,921	$2,639	$—	$102,560
State and municipal securities	130,107	—	8,946	121,161
Mortgage-backed securities	600,107	5,230	1,653	603,684
Corporate debt securities	9,967	—	13	9,954

Total securities held-to-maturity	$840,102	$7,869	$10,612	$837,359

Securities Available-for-Sale
U.S. treasury securities	$125,573	$—	$6,745	$118,828
U.S. government sponsored entities	830,269	1,653	6,840	825,082
State and municipal securities	1,875	—	157	1,718
Mortgage-backed securities	627,574	14,854	123	642,305
Collateralized mortgage obligations	24,719	590	115	25,194
Asset-backed securities	245	—	5	240
Corporate debt securities	374,489	1,374	6,438	369,425
Mutual funds	4,000	—	73	3,927
Preferred stock of government sponsored entities	569	150	—	719
Trust preferred securities	14,549	58	170	14,437
Other equity securities	1,468	224	—	1,692

Total securities available-for-sale	$2,005,330	$18,903	$20,666	$2,003,567

Total investment securities	$2,845,432	$26,772	$31,278	$2,840,926

The amortized cost and fair value of investment securities at September 30, 2011, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$10,081	$10,104	$99,955	$101,773.00
Due after one year through five years	183,381	181,749	—	—
Due after five years through ten years	687,624	671,599	24,827	24,940
Due after ten years (1)	185,759	193,919	1,110,954	1,159,213

Total	$1,066,845	$1,057,371	$1,235,736	$1,285,926

(1)	Equity securities are reported in this category

Proceeds from sales of mortgage-backed securities were $759.7 million and repayments of mortgage-backed securities were $83.6 million during the first nine months of 2011 compared to proceeds from sales of 726.1 million and repayment of $187.1 million during the same period a year ago. Proceeds from sales and repayments of other investment securities were $503.6 million during the first nine months of 2011 compared to $65.1 million during the same period a year ago. Proceeds from maturity and calls of investment securities were $467.7 million during the first nine months of 2011 compared to $2.3 billion during the same period a year ago. Gains of $20.2 million and no losses were realized on sales and calls of investment securities during the first nine months of 2011 compared to gains of $9.7 million and losses of $67,000 realized for the same period a year ago.

At September 30, 2011, all of the Company’s mortgage-backed securities were rated as investment grade except for three non-agency issues. Two issues not rated investment grade had a par amount of $433,000 and an unrealized loss of $63,000. The other issue was rated below investment grade by one rating agency and investment grade by another rating agency had a par amount of $7,255,000 and an unrealized loss of $499,000. The unrealized losses resulted from increases in credit spreads subsequent to the date that these securities were purchased. Based on the Company’s analysis at September 30, 2011, there was no “other-than-temporary” impairment in these securities due to the low loan to value ratio for the loans underlying these securities and the credit support provided by junior tranches of these securitizations. The Company has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost for those three non-agency mortgage-backed securities issues.

The Company’s unrealized loss on investments in corporate bonds relates to a number of investments in bonds of financial institutions, all of which were investment grade at the date of acquisition and as of September 30, 2011, except for one issue, of which the Company owns $5 million of par value, by a regional bank which was downgraded to below investment grade during the fourth quarter of 2010. The unrealized losses were primarily caused by the widening of credit spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. Therefore, it is expected that these debentures would not be settled at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, it does not consider its investments in corporate bonds to be other-than-temporarily impaired at September 30, 2011.

The temporarily impaired securities represent 21.2% of the fair value of investment securities as of September 30, 2011. Unrealized losses for securities with unrealized losses for less than twelve months represent 4.0%, and securities with unrealized losses for twelve months or more represent 8.7%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased. At September 30, 2011, 31 issues of securities had unrealized losses for 12 months or longer and 34 issues of securities had unrealized losses of less than 12 months.

At September 30, 2011, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The table below shows the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of September 30, 2011, and December 31, 2010:

	As of September 30, 2011
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
State and municipal securities	$8,469	$19	2	$8,354	$197	6	$16,823	$216	8
Corporate debt securities	9,433	537	1	—	—	—	9,433	537	1

Total securities held-to-maturity	$17,902	$556	3	$8,354	$197	6	$26,256	$753	9

Securities Available-for-Sale
U.S. government sponsored entities	$99,932	$83	1	$—	$—	—	$99,932	$83	1
State and municipal securities	—	—	—	1,358	8	1	1,358	8	1
Mortgage-backed securities	784	5	7	149	2	3	933	7	10
Mortgage-backed securities-Non-agency	—	—	—	6,856	501	2	6,856	501	2
Collateralized mortgage obligations	—	—	—	712	120	4	712	120	4
Asset-backed securities	—	—	—	171	6	1	171	6	1
Corporate debt securities	204,736	13,191	19	122,902	12,496	14	327,638	25,687	33
Trust preferred securities	8,312	25	4	—	—	—	8,312	25	4

Total securities available-for-sale	$313,764	$13,304	31	$132,148	$13,133	25	$445,912	$26,437	56

Total investment securities	$331,666	$13,860	34	$140,502	$13,330	31	$472,168	$27,190	65

	As of December 31, 2010
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
State and municipal securities	$121,161	$8,946	122	—	—	—	$121,161	$8,946	122
Mortgage-backed securities	89,439	1,653	2	—	—	—	89,439	1,653	2
Corporate debt securities	9,954	13	1	—	—	—	9,954	13	1

Total securities held-to-maturity	$220,554	$10,612	125	$—	$—	—	$220,554	$10,612	125

Securities Available-for-Sale
U.S. Treasury securities	$118,828	$6,745	5	$—	$—	—	$118,828	$6,745	5
U.S. government sponsored entities	578,118	6,840	12	—	—	—	578,118	6,840	12
State and municipal securities	1,718	157	2	—	—	—	1,718	157	2
Mortgage-backed securities	354	4	7	32	1	1	386	5	8
Mortgage-backed securities-Non-agency	—	—	—	10,127	118	3	10,127	118	3
Collateralized mortgage obligations	—	—	—	887	115	4	887	115	4
Asset-backed securities	—	—	—	240	5	1	240	5	1
Corporate debt securities	310,630	6,438	30	—	—	—	310,630	6,438	30
Mutual funds	3,927	73	1	—	—	—	3,927	73	1
Trust preferred securities	10,384	170	2	—	—	—	10,384	170	2

Total securities available-for-sale	$1,023,959	$20,427	59	$11,286	$239	9	$1,035,245	$20,666	68

Total investment securities	$1,244,513	$31,039	184	$11,286	$239	9	$1,255,799	$31,278	193

Investment securities having a carrying value of $1.60 billion at September 30, 2011, and $1.80 billion at December 31, 2010, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, interest rate swaps, and foreign exchange transactions.

At September 30, 2011, securities purchased under agreements to resell were $80.0 million at a rate of 0.07% and matured in October, 2011.

7. Loans

Most of the Company’s business activity is predominately with Asian customers located in Southern and Northern California; New York City; Houston and Dallas, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; and Hong-Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral.

The components of loans in the condensed consolidated balance sheets as of September 30, 2011, and December 31, 2010, were as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Type of Loans:
Commercial loans	$1,821,059	$1,441,167
Real estate construction loans	249,003	409,986
Commercial mortgage loans	3,748,524	3,940,061
Residential mortgage loans	967,396	852,454
Equity lines	215,315	208,876
Installment and other loans	15,845	16,077

Gross loans	7,017,142	6,868,621
Less:
Allowance for loan losses	(209,116)	(245,231)
Unamortized deferred loan fees	(8,360)	(7,621)

Total loans, net	$6,799,666	$6,615,769

Loans held for sale	$1,276	$2,873

The Company transferred the only held for sale loan of $2.9 million at December 31, 2010, to other real estate owned (“OREO”) in January 2011 and sold two held for sale loans of $2.4 million with a net gains of $109,000 in the second quarter of 2011. During the third quarter of 2011, the Company sold a held for sale loan at its carrying value. As of September 30, 2011, held for sale loans were comprised of one commercial mortgage loan of $776,000 and one construction loan of $500,000.

The Company identified impaired loans with a recorded investment of $320.3 million at September 30, 2011, compared to $382.0 million at December 31, 2010. We considered all non-accrual loans to be impaired. For impaired loans, the amounts previously charged off represent 23.6% at September 30, 2011, and 23.3% at December 31, 2010, of the contractual balances for impaired loans. The following table presents the average balance and interest income recognized related to impaired loans for the period indicated:

	Impaired Loans
	Average Recorded Investment				Interest Income Recognized
	For the three months ended		For the nine months ended		For the three months ended		For the nine months ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(In thousands)
Commercial loans	$55,599	$31,574	$49,370	$35,669	$264	$36	$789	$122
Real estate construction loans	78,307	88,496	83,011	95,010	488	243	1,461	729
Commercial mortgage loans	180,554	238,708	225,195	234,045	895	940	3,100	2,120
Residential mortgage and equity lines	17,798	11,558	17,252	10,813	9	15	28	37

Subtotal	$332,258	$370,336	$374,828	$375,537	$1,656	$1,234	$5,378	$3,008

The following table presents impaired loans and the related allowance for credit losses as of the dates indicated:

	Impaired Loans
	September 30, 2011			December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$36,594	$26,111	$—	$41,233	$27,775	$—
Real estate construction loans	125,478	82,818	—	102,186	64,274	—
Commercial mortgage loans	169,495	131,342	—	211,717	156,305	—
Residential mortgage and equity lines	8,073	7,468	—	7,823	7,436	—

Subtotal	$339,640	$247,739	$—	$362,959	$255,790	$—

With allocated allowance
Commercial loans	$22,902	$18,879	$2,270	$13,930	$7,748	$2,925
Real estate construction loans	—	—	—	15,429	13,416	7,470
Commercial mortgage loans	44,036	42,220	3,930	98,593	96,449	3,812
Residential mortgage and equity lines	12,475	11,422	1,203	9,811	8,589	978

Subtotal	$79,413	$72,521	$7,403	$137,763	$126,202	$15,185

Total impaired loans	$419,053	$320,260	$7,403	$500,722	$381,992	$15,185

The following table presents the aging of the loan portfolio by type as of September 30, 2011 and as of December 31, 2010:

	As of September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$337	$1,022	$—	$29,723	$31,082	$1,789,977	$1,821,059
Real estate construction loans	—	—	—	49,997	49,997	199,006	249,003
Commercial mortgage loans	10,366	12,715	13,053	97,338	133,472	3,615,052	3,748,524
Residential mortgage and equity lines	948	3,596	—	15,656	20,200	1,162,511	1,182,711
Installment and other loans	300	—	—	—	300	15,545	15,845

Total loans	$11,951	$17,333	$13,053	$192,714	$235,051	$6,782,091	$7,017,142

	As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$7,037	$2,990	$—	$31,498	$41,525	$1,399,642	$1,441,167
Real estate construction loans	14,634	15,425	4,175	53,937	88,171	321,815	409,986
Commercial mortgage loans	12,569	9,430	831	144,596	167,426	3,772,635	3,940,061
Residential mortgage and equity lines	9,934	2,581	—	12,288	24,803	1,036,527	1,061,330
Installment and other loans	—	—	—	—	—	16,077	16,077

Total loans	$44,174	$30,426	$5,006	$242,319	$321,925	$6,546,696	$6,868,621

The determination of the amount of the allowance for credit losses for impaired loans is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectibility when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. This allowance evaluation process is also applied to troubled debt restructurings since trouble debt restructurings are considered to be impaired loans.

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

At September 30, 2011, accruing TDRs were $126.3 million and non-accrual TDRs were $44.1 million compared to accruing TDRs of $136.8 million and non-accrual TDRs of $28.1 million at December 31, 2010. The Company has allocated specific reserves of $2.1 million to accruing TDRs and $1.2 million to non-accrual TDRs at September 30, 2011, and $3.6 million to accruing TDRs and $1.3 million to non-accrual TDRs at December 31, 2010. The following table presents TDRs that were modified during the first nine months ended September 31, 2011, and during the third quarter of 2011.

	TDRs Modified During the First Nine Months of 2011
	Accruing TDRs			Non-Accruing TDRs
	No. of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	No. of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)			(In thousands)

Commercial loans	3	$13,026	$13,025	4	$8,161	$2,161
Real estate construction loans	2	36,848	26,544	1	7,382	7,382
Commercial mortgage loans	4	27,482	16,062	2	1,248	1,248
Residential mortgage and equity lines	2	1,125	1,125	1	451	451

Total	11	$78,481	$56,756	8	$17,242	$11,242

	TDRs Modified During the Third quarter of 2011
	Accruing TDRs			Non-Accrual TDRs
	No. of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	No. of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)			(In thousands)

Commercial loans	1	$14	$14	1	$363	$363
Real estate construction loans	2	36,848	26,545	—	—	—
Commercial mortgage loans	3	23,708	14,270	—	—	—
Residential mortgage and equity lines	1	624	624	1	451	451

Total	7	$61,194	$41,453	2	$814	$814

Accruing TDRs at September 30, 2011, were comprised of loans collateralized by ten retail shopping and commercial use buildings of $71.6 million, eight office and commercial use buildings of $27.6 million, two hotels of $13.2 million, eight single family residences of $13.1 million, one land of $724,000, and two commercial loans of $45,000. We expect that the troubled debt restructuring loans on accruing status as of September 30, 2011, which are all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.

Modifications of the loan terms during the first nine months of 2011 were in form of changes in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date. Modifications involving a reduction of the stated interest rate were for the periods ranging from six months to five years. Modification involving an extension of the maturity date were for period ranging from nine months to four years. For the first nine months, charge-offs for accruing TDRs were $13.4 million for 2011 and $333,000 for 2010. A summary of TDRs by type of concession, by type of loan, and related allowance for credit losses as of September 30, 2011, and as of December 31, 2010, is shown below:

	As of September 30, 2011
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total	Allowance
	(In thousands)
Commercial loans	$13,056	$1,774	$—	$436	$15,266	$7
Real estate construction loans	16,820	9,725	—	5,776	32,321	—
Commercial mortgage loans	4,292	37,997	2,050	31,111	75,450	1,976
Residential mortgage loans	1,661	593	—	979	3,233	145

Total accruing TDRs	$35,829	$50,089	$2,050	$38,302	$126,270	$2,128

	As of September 30, 2011
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total	Allowance
	(In thousands)
Commercial loans	$—	$629	$1,959	$1,536	$—	$4,124	$1,088
Real estate construction loans	—	14,426	13,664	—	—	28,090	—
Commercial mortgage loans	2,690	5,781	—	—	—	8,471	1
Residential mortgage loans	321	2,300	452	—	317	3,390	97

Total non-accrual TDRs	$3,011	$23,136	$16,075	$1,536	$317	$44,075	$1,186

	As of December 31, 2010
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total	Allowance
	(In thousands)
Commercial loans	$1,131	$1,780	$—	$1,114	$4,025	$59
Real estate construction loans	752	17,226	—	5,776	23,754	117
Commercial mortgage loans	16,586	70,185	3,459	15,055	105,285	3,363
Residential mortgage loans	2,658	599	—	479	3,736	49

Total accruing TDRs	$21,127	$89,790	$3,459	$22,424	$136,800	$3,588

	As of December 31, 2010
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total	Allowance
	(In thousands)
Commercial loans	$—	$—	$2,310	$—	$2,310	$1,159
Real estate construction loans	—	7,044	—	—	7,044	—
Commercial mortgage loans	1,239	14,112	—	1,113	16,464	75
Residential mortgage loans	340	1,037	—	951	2,328	69

Total non-accrual TDRs	$1,579	$22,193	$2,310	$2,064	$28,146	$1,303

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms. Two commercial TDRs of $932,000, two commercial real estate TDRs of $1.3 million, and one residential mortgage TDR of $2.9 million had payments defaults within the previous twelve months ended September 30, 2011. The TDRs that subsequently defaulted incurred $361,000 charge-off during the first nine months ended September 30, 2011.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of September 30, 2011, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

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

•	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following table presents loan portfolio by risk rating as of September 30, 2011, and as of December 31, 2010:

	As of September 30, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$1,681,005	$43,125	$91,094	$5,835	$1,821,059
Real estate construction loans	118,932	24,932	96,951	8,188	249,003
Commercial mortgage loans	3,310,957	77,153	360,414	—	3,748,524
Residential mortgage and equity lines	1,158,638	1,172	22,901	—	1,182,711
Installment and other loans	15,783	62	—	—	15,845

Total gross loans	$6,285,315	$146,444	$571,360	$14,023	$7,017,142

Loans held for sale	$—	$—	$776	$500	$1,276

	As of December 31, 2010
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$1,258,537	$58,189	$118,670	$5,771	$1,441,167
Real estate construction loans	191,455	53,172	153,857	11,502	409,986
Commercial mortgage loans	3,365,040	143,974	431,047	—	3,940,061
Residential mortgage and equity lines	1,026,216	6,109	28,846	159	1,061,330
Installment and other loans	15,535	542	—	—	16,077

Total gross loans	$5,856,783	$261,986	$732,420	$17,432	$6,868,621

Loans held for sale	$—	$—	$2,873	$—	$2,873

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of September 30, 2011, and as of December 31, 2010.

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage Loans and Equity Lines	Consumer and Other Loans	Total
	(In thousands)
September 30, 2011
Loans individually evaluated for impairment
Allowance	$2,270	$—	$3,930	$1,203	$—	$7,403
Balance	$44,989	$82,818	$173,563	$18,890	$—	$320,260

Loans collectively evaluated for impairment
Allowance	$61,518	$23,876	$109,144	$7,140	$35	$201,713
Balance	$1,776,070	$166,185	$3,574,961	$1,163,821	$15,845	$6,696,882

Total allowance	$63,788	$23,876	$113,074	$8,343	$35	$209,116
Total balance	$1,821,059	$249,003	$3,748,524	$1,182,711	$15,845	$7,017,142

December 31, 2010
Loans individually evaluated for impairment
Allowance	$2,540	$7,470	$3,106	$—	$—	$13,116
Balance	$33,555	$77,691	$248,059	$7,435	$—	$366,740

Loans collectively evaluated for impairment
Allowance	$61,379	$35,791	$125,241	$9,668	$36	$232,115
Balance	$1,407,612	$332,295	$3,692,002	$1,053,895	$16,077	$6,501,881

Total allowance	$63,919	$43,261	$128,347	$9,668	$36	$245,231
Total balance	$1,441,167	$409,986	$3,940,061	$1,061,330	$16,077	$6,868,621

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended and for the nine months ended September 30, 2011, and September 30, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the Three Months Ended September 30, 2010 and 2011

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage and Equity Line	Installment and Other Loans	Total
	(In thousands)
June 30, 2010 Ending Balance	$60,738	$42,442	$144,000	$8,430	$40	$255,650

Provision for possible credit losses	7,266	14,255	(1,920)	464	1	20,066
Charge-offs	(5,588)	(9,014)	(6,605)	(140)	—	(21,347)
Recoveries	963	1,945	428	1	—	3,337

Net charge-offs	(4,625)	(7,069)	(6,177)	(139)	—	(18,010)

September 30, 2010 Ending Balance	$63,379	$49,628	$135,903	$8,755	$41	$257,706

June 30, 2011 Ending Balance	$65,860	$37,683	$117,014	$9,307	$36	$229,900

Provision for possible credit losses	(1,366)	9,324	951	(224)	(1)	8,684

Charge-offs	(1,219)	(23,539)	(5,264)	(818)	—	(30,840)
Recoveries	513	408	373	78		1,372

Net charge-offs	(706)	(23,131)	(4,891)	(740)	—	(29,468)

September 30, 2011 Ending Balance	$63,788	$23,876	$113,074	$8,343	$35	$209,116

For the Nine Months Ended September 30, 2010 and 2011

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage and Equity Line	Installment and Other Loans	Total
	(In thousands)
2010 Beginning Balance	$57,815	$45,086	$100,494	$8,480	$14	$211,889

Provision for possible credit losses	19,733	37,897	89,981	1,807	25	149,443
Charge-offs	(17,501)	(38,213)	(55,892)	(1,605)	—	(113,211)
Recoveries	3,332	4,858	1,320	73	2	9,585

Net charge-offs	(14,169)	(33,355)	(54,572)	(1,532)	2	(103,626)

September 30, 2010 Ending Balance	$63,379	$49,628	$135,903	$8,755	$41	$257,706

Reserve for impaired loans	$3,126	$11,263	$8,089	$980		$23,458
Reserve for non-impaired loans	$60,253	$38,365	$127,814	$7,775	$41	$234,248
Reserve for off-balance sheet credit commitments	$575	$1,933	$116	$37	$3	$2,664

2011 Beginning Balance	$63,919	$43,261	$128,347	$9,668	$36	$245,231

Provision for possible credit losses	9,516	10,713	5,704	(458)	(1)	25,474

Charge-offs	(11,215)	(34,394)	(24,083)	(1,044)	—	(70,736)
Recoveries	1,568	4,296	3,106	177		9,147

Net charge-offs	(9,647)	(30,098)	(20,977)	(867)	—	(61,589)

September 30, 2011 Ending Balance	$63,788	$23,876	$113,074	$8,343	$35	$209,116

Reserve for impaired loans	$2,270	$—	$3,930	$1,203	$—	$7,403
Reserve for non-impaired loans	$61,518	$23,876	$109,144	$7,140	$35	$201,713
Reserve for off-balance sheet credit commitments	$757	$967	$103	$34	$2	$1,863

8. Investments in Affordable Housing

The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. The Company’s investments in these partnerships were $80.6 million at September 30, 2011, and $88.5 million at December 31, 2010. At September 30, 2011, and December 31, 2010, six of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s condensed consolidated financial statements increased total assets and liabilities by $22.9 million at September 30, 2011, and by $22.8 million at December 31, 2010. Other borrowings for affordable housing limited partnerships were $19.0 million at September 30, 2011, and $19.1 million at December 31, 2010; recourse is limited to the assets of the limited partnerships. Unfunded commitments for affordable housing limited partnerships of $1.5 million as of September 30, 2011, and $4.3 million as of December 31, 2010, were recorded under other liabilities.

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

(In thousands)	At September 30, 2011	At December 31, 2010
Commitments to extend credit	$1,533,878	$1,360,266
Standby letters of credit	58,597	59,876
Other letters of credit	73,705	62,722
Bill of lading guarantees	131	245

Total	$1,666,311	$1,483,109

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

10. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.4 billion with a weighted average rate of 4.12% at September 30, 2011, compared to $1.6 billion with a weighted average rate of 4.18% at December 31, 2010. Two long-term securities sold under agreements to repurchase totaling $100.0 million with a weighted average rate of 4.77% matured in March 2011. In May 2011, the Company prepaid a security sold under agreement to repurchase of $50 million with a rate of 4.83% and incurred a prepayment penalty of $1.7 million. Fourteen floating-to-fixed rate agreements totaling $750.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 100 basis points to three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. At September 30, 2011, there was one short-term security sold under an agreement to repurchase of $7.5 million at the rate of 0.80% which matured on October 3, 2011. The table below provides summary data for long-term securities sold under agreements to repurchase as of September 30, 2011:

(Dollars in millions)	Fixed-to-floating						Floating-to-fixed		Total
Callable	All callable at September 30, 2011						All callable at September 30, 2011
Rate type	Float Rate						Fixed Rate
Rate index	8% minus 3 month LIBOR

Maximum rate	3.75%	3.53%	3.50%	3.50%	3.53%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	1	4	3	1	1	10	4	27
Amount	$150.0	$50.0	$200.0	$150	$50	$50.0	$550.0	$200.0	$1,400.0
Weighted average rate	3.75%	3.53%	3.50%	3.50%	3.53%	3.25%	4.54%	5.00%	4.14%
Final maturity	2014	2014	2014	2015	2015	2015	2014	2017

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.5 billion as of September 30, 2011, and $1.7 billion as of December 31, 2010.

11. Advances from the Federal Home Loan Bank (“FHLB”)

Total advances from the FHLB decreased by $345.0 million to $205.0 million at September 30, 2011, from $550.0 million at December 31, 2010. The Company prepaid advances from the FHLB totaling $200.0 million with a weighted rate of 4.29% during the first quarter of 2011, $100.0 million at a rate of 4.33% in the second quarter of 2011, and $100.0 million at a rate of 4.54% in the third quarter of 2011. Prepayment penalty incurred were $16.8 million in the first nine months of 2011 and $4.5 million in the third quarter of 2011. In January 2010, the Company prepaid advances totaling $65.0 million from the FHLB with a rate of 3.49% and incurred prepayment penalties totaling $909,000. There were no prepaid advances in the second quarter and in the third quarter of 2010. As of September 30, 2011, $205.0 million FHLB advances with weighted average rate of 3.42% were outstanding compared to $550.0 million FHLB advances with weighted average rate of 4.43% at December 31, 2010.

12. Subordinated Note and Junior Subordinated Note

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt had an original maturity term of 10 years, was unsecured and bore interest at a rate of three-month LIBOR plus 110 basis points, payable on a quarterly basis. In March 2011, the Company extended the debt for an additional year. As part of the extension agreement, the rate was increased from LIBOR plus 110 basis points to LIBOR plus 330 basis points for 2011 and 2012, after which time it reverts back to LIBOR plus 110 basis points. At September 30, 2011, the per annum interest rate on the subordinated debt was 3.67% compared to 1.40% at December 31, 2010. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (“Capital Securities”). These trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by Bancorp, in Junior Subordinated Notes issued by the Bancorp (“Junior Subordinated Notes”). The five special purpose trusts are considered variable interest entities under FIN 46R. Because Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the consolidated financial statements of the Company. At September 30, 2011, Junior Subordinated Notes totaled $121.1 million with a weighted average interest rate of 2.51% compared to $121.1 million with a weighted average rate of 2.46% at December 31, 2010. The Junior Subordinated Notes have a stated maturity term of 30 years and are currently included in the Tier 1 capital of Bancorp for regulatory capital purposes.

13. Income Taxes

Income tax expense totaled $36.8 million, or an effective tax rate of 33.7%, for the first nine months of 2011, compared to an income tax benefit of $21.4 million, or an effective tax benefit rate of 76.6%, for the same period a year ago. The effective tax rate includes the impact of the utilization of low income housing tax credits and recognition of other tax credits.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at September 30, 2011, and at December 31, 2010:

	Fair Value Measurements Using			Total at
As of September 30, 2011	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available-for-sale
U.S. government sponsored entities	$—	$351,448	$—	$351,448
State and municipal securities	—	1,887	—	1,887
Mortgage-backed securities	—	221,018	—	221,018
Collateralized mortgage obligations	—	18,685	—	18,685
Asset-backed securities	—	171	—	171
Corporate debt securities	—	407,429	—	407,429
Mutual funds	6,079	—	—	6,079
Preferred stock of government sponsored entities	—	2,352	—	2,352
Trust preferred securities	46,074	—	—	46,074
Other equity securities	2,228	—	—	2,228

Total securities available-for-sale	54,381	1,002,990	—	1,057,371
Trading securities	152,462	4,515	—	156,977
Warrants	—	—	47	47
Option contracts	—	161	—	161
Foreign exchange contracts	—	1,196	—	1,196

Total assets	$206,843	$1,008,862	$47	$1,215,752

Liabilities
Interest rate swaps	$—	$3,928	$—	$3,928
Option contracts	—	501	—	501
Foreign exchange contracts	—	3,904	—	3,904

Total liabilities	$—	$8,333	$—	$8,333

	Fair Value Measurements Using			Total at
As of December 31, 2010	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$118,828	$—	$—	$118,828
U.S. government sponsored entities	—	825,082	—	825,082
State and municipal securities	—	1,718	—	1,718
Mortgage-backed securities	—	642,305	—	642,305
Collateralized mortgage obligations	—	25,194	—	25,194
Asset-backed securities	—	240	—	240
Corporate debt securities	—	369,425	—	369,425
Mutual funds	3,927	—	—	3,927
Preferred stock of government sponsored entities	—	719	—	719
Trust preferred securities	14,437	—	—	14,437
Other equity securities	1,692	—	—	1,692

Total securities available-for-sale	138,884	1,864,683	—	2,003,567
Trading securities	23	3,795	—	3,818
Warrants	—	—	40	40
Option contracts	—	106	—	106
Foreign exchange contracts	—	4,629	—	4,629

Total assets	$138,907	$1,873,213	$40	$2,012,160

Liabilities
Interest rate swaps	$—	$6,508	$—	$6,508
Option contracts	—	72	—	72
Foreign exchange contracts	—	1,873	—	1,873

Total liabilities	$—	$8,453	$—	$8,453

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $47,000 at September 30, 2011, compared to $40,000 at December 31, 2010. The fair value adjustment of warrants was included in other operating income in the first nine months of 2011.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at September 30, 2011, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at September 30, 2011, and at December 31, 2010, and the total losses for the periods indicated:

	As of September 30, 2011				Total Losses/(Gains)
	Fair value measurements using				For the three months ended		For the nine months ended
	Level 1	Level 2	Level 3	Total at fair value	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$—	$16,609	$16,609	$—	$2,642	$1,868	$4,079
Construction loans- residential	—	—	—	—	—	1,009	—	4,635
Construction loans- other	—	—	—	—	—	7,188	—	21,919
Real estate loans	—	—	37,387	37,387	—	(127)	532	17,485
Land loans	—	—	904	904	—	6,638	—	9,728
Residential mortgage loans	—	—	10,219	10,219	73	87	73	915

Total impaired loans	—	—	65,119	65,119	73	17,437	2,473	58,761
Loans held-for-sale	—	—	1,276	1,276	—	176	—	3,160
Other real estate owned (1)	—	71,462	1,054	72,516	4,125	(425)	6,505	1,739
Investments in venture capital	—		8,636	8,636	50	231	337	553
Equity investments	323	—	—	323	199	—	199	—

Total assets	$323	$71,462	$76,085	$147,870	$4,447	$17,419	$9,514	$64,213

(1)	Other real estate owned balance of $94.3 million in the consolidated balance sheet is net of estimated disposal costs.

	As of December 31, 2010				Total Losses
	Fair value measurements using			Total at	For the twelve months ended
	Level 1	Level 2	Level 3	fair value	December 31, 2010	December 31, 2009
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$—	$4,824	$4,824	$3,411	$16,293
Construction loans- residential	—	—	500	500	1,295	23,234
Construction loans- other	—	—	5,659	5,659	—	12,493
Real estate loans	—	—	99,309	99,309	1,407	27,350
Land loans	—	—	730	730	1,003	11,639

Total impaired loans	—	—	111,022	111,022	7,116	91,009
Loans held-for-sale	—	—	2,873	2,873	3,160	19,252
Other real estate owned (1)	—	72,159	11,105	83,264	20,139	28,216
Investments in venture capital	—	—	8,410	8,410	760	1,982
Equity investments	522	—	—	522	304	—

Total assets	$522	$72,159	$133,410	$206,091	$31,479	$140,459

(1)	Other real estate owned balance of $77.7 million in the consolidated balance sheet is net of estimated disposal costs.

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

Fair value was estimated in accordance with ASC Topic 825, formerly SFAS 107. Fair value estimates were made at specific points in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates were subjective in nature and involved uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The following table presents the estimated fair value of financial instruments at September 30, 2011, and at December 31, 2010:

Fair Value of Financial Instruments

	As of September 30, 2011		As of December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$208,873	$208,873	$87,347	$87,347
Short-term investments	33,693	33,693	206,321	206,321
Securities purchased under agreements to resell	80,000	80,000	110,000	110,000
Securities held-to-maturity	1,235,736	1,285,926	840,102	837,359
Securities available-for-sale	1,057,371	1,057,371	2,003,567	2,003,567
Trading securities	156,977	156,977	3,818	3,818
Loans held-for-sale	1,276	1,276	2,873	2,873
Loans, net	6,799,666	6,779,506	6,615,769	6,596,501
Investment in Federal Home Loan Bank stock	56,175	56,175	63,873	63,873
Warrants	47	47	40	40

	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	$27,861	$161	$29,336	$106
Foreign exchange contracts	121,764	1,196	112,665	4,629

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Deposits	$7,125,124	$7,136,126	$6,991,846	$7,006,913
Securities sold under agreements to repurchase	1,407,500	1,564,605	1,561,000	1,704,585
Advances from Federal Home Loan Bank	205,000	210,754	550,000	580,054
Other borrowings	21,725	21,727	27,576	27,585
Long-term debt	171,136	95,563	171,136	114,557

	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	$8,532	$501	$72	$72
Interest rate swaps	300,000	3,928	300,000	6,508
Foreign exchange contracts	124,120	3,904	68,355	1,873

	Notional Amount	Fair Value	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,533,878	$(1,005)	$1,360,266	$(603)
Standby letters of credit	58,597	(319)	59,876	(282)
Other letters of credit	73,705	(47)	62,722	(38)
Bill of lading guarantees	131	(1)	245	(1)

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

The impairment testing process conducted by the Company begins by assigning net assets and goodwill to its three reporting units–Commercial Lending, Retail Banking, and East Coast Operations, which beginning January 1, 2011 as a result of an internal management reorganization, included the Company’s Texas lending units which had previously been part of Commercial Lending. The Company then completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment. Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill. The implied fair value of goodwill is computed by assuming that all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill. This adjusted goodwill balance is the implied fair value used in step two. An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value.

The Commercial Lending unit did not have any goodwill allocated to the unit and accordingly no goodwill impairment testing was performed for that unit. The reporting unit fair values for the Retail Banking unit and the East Coast Operations were determined based on an equal weighting of (1) the fair value determined using a market approach using a combination of price to earnings multiples determined based on a representative peer group applied to 2011 and forecasted 2012 and 2013 earnings, and a price to book multiple and (2) the fair value determined using a dividend discount model with the discount rate determined using the same representative peer group. A control premium was then applied to the unit fair values so determined.

In determining the forecasted earnings for the Retail Banking unit and the East Coast Operations, the financial forecasts assume muted growth during the forecast period. The principal driver of the Company’s negative operating results has been the Commercial Lending reporting unit where the vast majority of the Company’s loan losses have been incurred. A summary of the respective unit fair value, carrying amounts and unit goodwill as well as the percentage by which fair value exceed carrying value of each reporting unit as of September 30, 2011, is shown below:

As of September 30, 2011

Reporting Units	Carrying Amount	Fair Value	Fair Value in Excess of Carrying Amount	Allocated Goodwill
	(Dollars in thousands)
Commercial Lending Unit	$600,402	$124,333	—	—
Retail Banking Unit	419,525	608,860	45.1%	235,195
East Coast Operations	208,191	293,755	41.1%	81,145

Total	$1,228,118	$1,026,948		$316,340

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

As of September 30, 2011, and December 31, 2010, we had entered into five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years. These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities. At September 30, 2011, the Company paid a fixed rate at a weighted average of 1.95% and received a floating 3-month LIBOR rate at a weighted average of 0.32% on these agreements. The net amount accrued on these interest rate swaps of $3.7 million for the first nine months of 2011 was recorded as a reduction to other non-interest income. The Company recorded the negative fair value of these interest rate swaps within other liabilities of $3.9 million at September 30, 2011, compared to $6.5 million at December 31, 2010.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counter parties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At September 30, 2011, the notional amount of option contracts totaled $36.4 million with a net negative fair value of $340,000. Spot and forward contracts in the total notional amount of $121.8 million had positive fair value of $1.2 million at September 30, 2011. Spot and forward contracts in the total notional amount of $124.1 million had a negative fair value of $3.9 million at September 30, 2011. At December 31, 2010, the notional amount of option contracts totaled $29.3 million with a net positive fair value of $35,000. Spot and forward contracts in the total notional amount of $112.7 million had positive fair value, in the amount of $4.6 million at December 31, 2010. Spot and forward contracts in the total notional amount of $68.4 million had a negative fair value in the amount of $1.9 million at December 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is given based on the assumption that the reader has access to and has read the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Accounting for goodwill and goodwill impairment involves significant judgments and assumptions by management, which have a material impact on the amount of goodwill recorded and noninterest expense in the financial statements. The judgments and assumptions used by management are described under the heading “Goodwill and Goodwill Impairment” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Accounting for other real estate owned involves significant judgments and assumptions by management, which have a material impact on the value of other real estate owned and noninterest expense recorded in the financial statements. The judgments and assumptions used by management are described under the heading “Valuation of Other Real Estate Owned” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Highlights

•

Improved profitability – Third quarter net income was $26.1 million compared to net income of $24.3 million in the second quarter of 2011 and net income of $17.3 million in the same quarter a year ago.

•	Strong growth in commercial loans – Commercial loans increased $183.9 million during the third quarter of 2011 and $379.9 million during the first nine months of 2011.

•

Decline in non-accrual loans – At September 30, 2011, total non-accrual portfolio loans, excluding non-accrual loans held for sale, were $192.7 million, an decrease of $49.6 million, or 20.5%, from $242.3 million at December 31, 2010, and a decrease of $63.7 million, or 24.8%, from $256.4 million at June 30, 2011.

Statement of Operations Review

Net Income

Net income available to common stockholders for the quarter ended September 30, 2011, was $22.0 million, an increase of $8.8 million compared to a net income available to common stockholders of $13.2 million for the same quarter a year ago. Diluted earnings per share available to common stockholders for the quarter ended September 30, 2011, was $0.28 compared to a diluted earnings per share of $0.17 for the same quarter a year ago due primarily to decreases in the provision for credit losses, decreases in net losses from interest rate swaps, increases in gains on sales of securities, decreases in Federal Deposit Insurance Corporation (“FDIC”) assessments, and increases in net interest income which were partially offset by prepayment penalties on the repayment of Federal Home Loan Bank (“FHLB”) advances, increases in other real estate owned (“OREO”) expenses and increases in incentive compensation accruals.

Return on average stockholders’ equity was 6.91% and return on average assets was 0.98% for the quarter ended September 30, 2011, compared to a return on average stockholders’ equity of 4.76% and a return on average assets of 0.61% for the same quarter a year ago.

Financial Performance

	Third Quarter
	2011	2010
Net income	$26.1 million	$17.3 million
Net income available to common stockholders	$22.0 million	$13.2 million
Basic earnings per common share	$0.28	$0.17
Diluted earnings per common share	$0.28	$0.17
Return on average assets	0.98%	0.61%
Return on average total stockholders’ equity	6.91%	4.76%
Efficiency ratio	49.48%	45.17%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $7.7 million, or 10.4%, to $81.0 million during the third quarter of 2011 compared to $73.3 million during the same quarter a year ago. The increase was due primarily to the decrease in interest expense paid on time certificates of deposit and the prepayment of FHLB advances and securities sold under agreements to repurchase.

The net interest margin, on a fully taxable-equivalent basis, was 3.32% for the third quarter of 2011, an increase of 13 basis points from 3.19% for the second quarter of 2011, and an increase of 58 basis points from 2.74% for the third quarter of 2010. The decrease in the rate on interest bearing deposits and the prepayment of FHLB advances and decreases in securities sold under agreements to repurchase contributed to the increase in the net interest margin from the same quarter a year ago.

For the third quarter of 2011, the yield on average interest-earning assets was 4.68%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities equaled 1.66%, and the cost of interest bearing deposits was 0.99%. In comparison, for the third quarter of 2010, the yield on average interest-earning assets was 4.51%, on a fully taxable-equivalent basis, cost of funds on average interest-bearing liabilities equaled 2.11%, and the cost of interest bearing deposits was 1.23%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, increased 62 basis points to 3.02% for the third quarter ended September 30, 2011, from 2.40% for the same quarter a year ago, primarily due to the reasons discussed above.

The cost of deposits, including demand deposits, decreased 6 basis points to 0.85% in the third quarter of 2011 compared to 0.91% in the second quarter of 2011 and decreased 22 basis points from 1.07% in the third quarter of 2010 due primarily to the decrease in the rates paid on certificates of deposit upon renewal and on money market accounts.

Average daily balances for the three months ended September 30, 2011, and September 30, 2010, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

	Three months ended September 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest earning assets:
Commercial loans	$1,734,406	$18,985	4.34%	$1,365,143	$16,162	4.70%
Residential mortgage loans	1,165,889	14,801	5.08	974,989	12,748	5.23
Commercial mortgage loans	3,759,783	55,207	5.83	4,017,561	60,205	5.95
Real estate construction loans	303,671	3,498	4.57	506,832	5,994	4.69
Other loans and leases	17,633	99	2.23	16,065	146	3.61

Total loans and leases (1)	6,981,382	92,590	5.26	6,880,590	95,255	5.49
Taxable securities	2,308,509	20,303	3.49	3,368,420	24,749	2.91
Tax-exempt securities (3)	134,735	1,621	4.77	2,130	28	5.22
Federal Home Loan Bank stock	57,439	38	0.26	67,855	77	0.45
Interest bearing deposits	64,897	360	2.20	293,015	406	0.55
Federal funds sold & securities purchased under agreements to resell	207,174	33	0.06	—	—	—

Total interest-earning assets	9,754,136	114,945	4.68	10,612,010	120,515	4.51

Non-interest earning assets:
Cash and due from banks	214,540			88,715
Other non-earning assets	866,057			874,050

Total non-interest earning assets	1,080,597			962,765
Less: Allowance for loan losses	(231,486)			(266,893)
Deferred loan fees	(7,881)			(7,699)

Total assets	$10,595,366			$11,300,183

Interest bearing liabilities:
Interest bearing demand accounts	$431,016	$185	0.17	$400,750	$201	0.20
Money market accounts	948,678	1,698	0.71	972,665	2,129	0.87
Savings accounts	454,780	112	0.10	374,113	158	0.17
Time deposits	4,306,331	13,278	1.22	4,491,273	16,869	1.49

Total interest-bearing deposits	6,140,805	15,273	0.99	6,238,801	19,357	1.23

Securities sold under agreements to repurchase	1,411,332	14,840	4.17	1,558,625	16,667	4.24
Other borrowings	283,996	2,105	2.94	892,652	10,095	4.49
Long-term debt	171,136	1,208	2.80	171,136	1,046	2.42

Total interest-bearing liabilities	8,007,269	33,426	1.66	8,861,214	47,165	2.11

Non-interest bearing liabilities:
Demand deposits	1,013,859			916,345
Other liabilities	69,082			75,981
Total equity	1,505,156			1,446,643

Total liabilities and equity	$10,595,366			$11,300,183

Net interest spread (4)			3.02%			2.40%

Net interest income (4)		$81,519			$73,350

Net interest margin (4)			3.32%			2.74%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Three months ended September 30, 2011-2010 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-earning assets:
Loans and leases	1,363	(4,028)	(2,665)
Taxable securities	(8,682)	4,236	(4,446)
Tax-exempt securities (2)	1,596	(3)	1,593
Federal Home Loan Bank stock	(10)	(29)	(39)
Deposits with other banks	(507)	461	(46)
Federal funds sold and securities purchased under agreements to resell	33	—	33

Total (decrease)/increase in interest income	(6,207)	637	(5,570)

Interest-bearing liabilities:
Interest bearing demand accounts	14	(30)	(16)
Money market accounts	(51)	(380)	(431)
Savings accounts	29	(75)	(46)
Time deposits	(671)	(2,920)	(3,591)
Federal funds purchased	—	—	—
Securities sold under agreements to repurchase	(1,553)	(274)	(1,827)
Other borrowed funds	(5,308)	(2,682)	(7,990)
Long-term debts	—	162	162

Total decrease in interest expense	(7,540)	(6,199)	(13,739)

Changes in net interest income	$1,333	$6,836	$8,169

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis using a statutory federal income tax rate of 35%.

Provision for Credit Losses

The provision for credit losses was $9.0 million for the third quarter of 2011 compared to $10.0 million for the second quarter of 2011 and $17.9 million in the third quarter of 2010. The provision for credit losses was based on the review of the adequacy of the allowance for loan losses at September 30, 2011. The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio, including unfunded commitments. The following table summarizes the charge-offs and recoveries for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)
Charge-offs:
Commercial loans	$1,219	$5,588	$11,215	$17,501
Construction loans- residential	10,923	5,170	18,349	15,979
Construction loans- other	12,616	3,844	16,045	22,234
Real estate loans (1)	5,560	(393)	24,119	37,677
Real estate- land loans	522	7,138	1,008	19,820

Total charge-offs	30,840	21,347	70,736	113,211

Recoveries:
Commercial loans	513	963	1,568	3,332
Construction loans- residential	6	1,909	3,667	4,405
Construction loans- other	402	36	629	453
Real estate loans (1)	426	8	2,665	930
Real estate- land loans	25	421	618	463
Installment and other loans	—	—	—	2

Total recoveries	1,372	3,337	9,147	9,585

Net charge-offs	$29,468	$18,010	$61,589	$103,626

(1)	Real estate loans include commercial mortgage loans, residential mortgage loans and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $16.8 million for the third quarter of 2011, an increase of $12.9 million, or 333%, compared to non-interest income of $3.9 million for the third quarter of 2010. The increase in non-interest income in the third quarter of 2011 was primarily due to increases of $8.3 million from gains on sale of securities and $1.6 million from sale of loans and decreases of $3.2 million in losses from interest rate swaps.

Non-Interest Expense

Non-interest expense increased $13.5 million, or 38.7%, to $48.4 million in the third quarter of 2011 compared to $34.9 million in the same quarter a year ago. The efficiency ratio was 49.48% in the third quarter of 2011 compared to 45.17% for the same quarter a year ago due primarily to increases in salaries and incentive compensation expense, increases in OREO expenses, and higher prepayment penalties from prepayment of FHLB advances.

Prepayment penalties from prepaying $100 million of FHLB advances were $4.5 million in the third quarter of 2011 compared to none in the same quarter a year ago. Salaries and employee benefits increased $3.1 million to $17.5 million in the third quarter of 2011 compared to $14.4 million in the same quarter a year ago primarily due to increases in incentive compensation and the hiring of new employees. OREO expense increased to $6.1 million in the third quarter of 2011 compared to $453,000 in the third quarter of 2010 primarily due to increases of $2.9 million in 2011 from OREO write-downs and decreases of $2.7 million compared to 2010 in gains from OREO. Occupancy expense increased $913,000 primarily due to a correction in the depreciation life for certain components of our administrative office building made in 2010. Operation expense on affordable housing investments also increased $936,000 primarily due to prior year adjustments made in the third quarter of 2010. Offsetting the above increases was a decrease of $2.0 million in FDIC assessments primarily due to the change in the FDIC insurance assessment methodology that became effective on April 1, 2011.

Income Taxes

The effective tax rate for the third quarter of 2011 was 35.2% compared to 28.9% in the third quarter of 2010. The effective tax rate includes the impact of the utilization of low income housing tax credits during the third quarter of 2011.

Year-to-Date Statement of Operations Review

Net income attributable to common stockholders was $60.1 million, an increase of $78.9 million, or 419%, compared to net loss attributable to common stockholders of $18.8 million for the same period a year ago due primarily to decreases in the provision for loan losses, decreases in net losses from interest rate swaps, decreases in FDIC assessments, increases in gains on sale of securities, and increases in net interest income which were partially offset by prepayment penalties on the repayment of FHLB advances, increases in salaries and incentive compensation expense, and increases in OREO expense. Diluted earnings per share was $0.76 compared to a $0.25 loss per share for the same period a year ago. The net interest margin for the nine months ended September 30, 2011, increased 46 basis points to 3.19% compared to 2.73% for the same period a year ago.

Return on average stockholders’ equity was 6.59% and return on average assets was 0.91% for the nine months ended September 30, 2011, compared to a negative return on average stockholders’ equity of 0.62% and a negative return on average assets of 0.08% for the same period of 2010. The efficiency ratio for the nine months ended September 30, 2011 was 51.24% compared to 49.99% for the same period a year ago.

The average daily balances for the nine months ended September 30, 2011, and September 30, 2010, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rates, the net interest spread and the net interest margins are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities

	Nine months ended September 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest earning assets
Commercial loans	$1,593,893	$52,296	4.39%	$1,336,963	$46,281	4.63%
Residential mortgage loans	1,126,253	42,630	5.05	937,889	36,677	5.21
Commercial mortgage loans	3,847,865	166,228	5.78	4,033,074	181,932	6.03
Real estate construction loans	340,749	11,447	4.49	574,818	20,693	4.81
Other loans and leases	17,873	339	2.54	19,032	494	3.47

Total loans and leases (1)	6,926,633	272,940	5.27	6,901,776	286,077	5.54
Taxable securities	2,541,139	65,273	3.43	3,593,669	83,788	3.12
Tax-exempt securities (3)	134,377	4,869	4.84	8,156	299	4.90
Federal Home Loan Bank stock	60,402	134	0.30	70,000	171	0.33
Interest bearing deposits	121,406	901	0.99	329,080	1,031	0.42
Federal funds sold & securities purchased under agreements to resell	109,890	81	0.10	—	—	—

Total interest-earning assets	9,893,847	344,198	4.65	10,902,681	371,366	4.55

Non-interest earning assets
Cash and due from banks	153,108			95,029
Other non-earning assets	869,877			886,440

Total non-interest earning assets	1,022,985			981,469
Less: Allowance for loan losses	(240,957)			(251,946)
Deferred loan fees	(7,694)			(7,813)

Total assets	$10,668,181			$11,624,391

Interest bearing liabilities:
Interest bearing demand accounts	$420,214	$589	0.19	$391,062	$718	0.25
Money market accounts	986,984	5,833	0.79	947,713	6,544	0.92
Savings accounts	408,776	390	0.13	364,893	555	0.20
Time deposits	4,327,742	41,174	1.27	4,899,150	58,290	1.59

Total interest-bearing deposits	6,143,716	47,986	1.04	6,602,818	66,107	1.34

Federal funds purchased	37	0	1.25	—	—
Securities sold under agreements to repurchase	1,462,277	45,903	4.20	1,559,659	49,469	4.24
Other borrowings	368,893	10,603	3.84	899,950	30,115	4.47
Junior subordinated notes	171,136	3,630	2.84	171,136	2,902	2.27

Total interest-bearing liabilities	8,146,059	108,122	1.77	9,233,563	148,593	2.15

Non-interest bearing liabilities
Demand deposits	977,246			891,919
Other liabilities	67,140			74,201
Total equity	1,477,736			1,424,708

Total liabilities and equity	$10,668,181			$11,624,391

Net interest spread (4)			2.88%			2.40%

Net interest income (4)		$236,076			$222,773

Net interest margin (4)			3.19%			2.73%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	Nine months ended September 30, 2011-2010 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change
Interest-earning assets:
Loans and leases	(252)	(12,885)	(13,137)
Taxable securities	(17,971)	(544)	(18,515)
Tax-exempt securities (2)	4,569	1	4,570
Federal Home Loan Bank stock	(22)	(15)	(37)
Deposits with other banks	(339)	209	(130)
Federal funds sold and securities purchased under agreements to resell	81	—	81

Total decrease in interest income	(13,934)	(13,234)	(27,168)

Interest-bearing liabilities:
Interest bearing demand accounts	(4)	(125)	(129)
Money market accounts	(18)	(693)	(711)
Savings accounts	(7)	(158)	(165)
Time deposits	(6,297)	(10,819)	(17,116)
Federal funds purchased	—	—	—
Securities sold under agreements to repurchase	(3,061)	(505)	(3,566)
Other borrowed funds	(15,748)	(3,764)	(19,512)
Long-term debt	—	728	728

Total decrease in interest expense	(25,135)	(15,336)	(40,471)

Changes in net interest income	$11,201	$2,102	$13,303

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis, using a statutory federal income tax rate of 35%.

Balance Sheet Review

Assets

Total assets were $10.5 billion at September 30, 2011, a decrease of $302.9 million, or 2.8%, from $10.8 billion at December 31, 2010, primarily due to the decrease of $550.6 million in investment securities offset by increases of $148.5 million in gross loans and $153.2 million in trading securities.

Investment Securities

Investment securities represented 21.84% of total assets at September 30, 2011, compared with 26.33% of total assets at December 31, 2010. The carrying value of investment securities at September 30, 2011, was $2.29 billion compared with $2.84 billion at December 31, 2010. Securities available-for-sale are carried at fair value and had a net unrealized loss of $9.5 million at September 30, 2011, compared with a net unrealized loss of $1.8 million at December 31, 2010. Book value for securities held-to-maturity was $1.24 billion at September 30, 2011, compared to $840.1 million at December 31, 2010.

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of September 30, 2011, and December 31, 2010:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,955	$1,818	$—	$101,773
State and municipal securities	129,710	3,904	216	133,398
Mortgage-backed securities	996,101	45,221	—	1,041,322
Corporate debt securities	9,970	—	537	9,433

Total securities held-to-maturity	$1,235,736	$50,943	$753	$1,285,926

Securities Available-for-Sale
U.S. treasury securities	$—	$—	$—	$—
U.S. government sponsored entities	$350,015	$1,516	$83	$351,448
State and municipal securities	1,870	25	8	1,887
Mortgage-backed securities	210,469	11,057	508	221,018
Collateralized mortgage obligations	18,194	611	120	18,685
Asset-backed securities	177	—	6	171
Corporate debt securities	432,582	534	25,687	407,429
Mutual funds	6,000	79	—	6,079
Preferred stock of government sponsored entities	569	1,783	—	2,352
Trust preferred securities	45,501	598	25	46,074
Other equity securities	1,468	760	—	2,228

Total securities available-for-sale	$1,066,845	$16,963	$26,437	$1,057,371

Total investment securities	$2,302,581	$67,906	$27,190	$2,343,297

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,921	$2,639	$—	$102,560
State and municipal securities	130,107	—	8,946	121,161
Mortgage-backed securities	600,107	5,230	1,653	603,684
Corporate debt securities	9,967	—	13	9,954

Total securities held-to-maturity	$840,102	$7,869	$10,612	$837,359

Securities Available-for-Sale
U.S. treasury securities	$125,573	$—	$6,745	$118,828
U.S. government sponsored entities	830,269	1,653	6,840	825,082
State and municipal securities	1,875	—	157	1,718
Mortgage-backed securities	627,574	14,854	123	642,305
Collateralized mortgage obligations	24,719	590	115	25,194
Asset-backed securities	245	—	5	240
Corporate debt securities	374,489	1,374	6,438	369,425
Mutual funds	4,000	—	73	3,927
Preferred stock of government sponsored entities	569	150	—	719
Trust preferred securities	14,549	58	170	14,437
Other equity securities	1,468	224	—	1,692

Total securities available-for-sale	$2,005,330	$18,903	$20,666	$2,003,567

Total investment securities	$2,845,432	$26,772	$31,278	$2,840,926

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

At September 30, 2011, all of the Company’s mortgage-backed securities were rated as investment grade except for three non-agency issues. Two issues not rated investment grade had a par amount of $433,000 and an unrealized loss of $63,000. The other issue was rated below investment grade by one rating agency and investment grade by another rating agency had a par amount of $7,255,000 and an unrealized loss of $499,000. The unrealized losses resulted from increases in credit spreads subsequent to the date that these securities were purchased. Based on the Company’s analysis at September 30, 2011, there was no “other-than-temporary” impairment in these securities due to the low loan to value ratio for the loans underlying these securities and the credit support provided by junior tranches of these securitizations. The Company has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost for those three non-agency mortgage-backed securities issues.

The Company’s unrealized loss on investments in corporate bonds relates to a number of investments in bonds of financial institutions, all of which were investment grade at the date of acquisition and as of September 30, 2011 except for one issue, of which the Company owns $5 million of par value, by a regional bank which was downgraded to below investment grade during the fourth quarter of 2010. The unrealized losses were primarily caused by the widening of credit spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. Therefore, it is expected that these debentures would not be settled at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, it does not consider its investments in corporate bonds to be other-than-temporarily impaired at September 30, 2011.

The temporarily impaired securities represent 21.2% of the fair value of investment securities as of September 30, 2011. Unrealized losses for securities with unrealized losses for less than twelve months represent 4.0%, and securities with unrealized losses for twelve months or more represent 8.7%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased. At September 30, 2011, 31 issues of securities had unrealized losses for 12 months or longer and 34 issues of securities had unrealized losses of less than 12 months.

At September 30, 2011, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The table below shows the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of September 30, 2011, and December 31, 2010:

	As of September 30, 2011
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
State and municipal securities	$8,469	$19	2	$8,354	$197	6	$16,823	$216	8
Corporate debt securities	9,433	537	1	—	—	—	9,433	537	1

Total securities held-to-maturity	$17,902	$556	3	$8,354	$197	6	$26,256	$753	9

Securities Available-for-Sale
U.S. government sponsored entities	$99,932	$83	1	$—	$—	—	$99,932	$83	1
State and municipal securities	—	—	—	1,358	8	1	1,358	8	1
Mortgage-backed securities	784	5	7	149	2	3	933	7	10
Mortgage-backed securities-Non-agency	—	—	—	6,856	501	2	6,856	501	2
Collateralized mortgage obligations	—	—	—	712	120	4	712	120	4
Asset-backed securities	—	—	—	171	6	1	171	6	1
Corporate debt securities	204,736	13,191	19	122,902	12,496	14	327,638	25,687	33
Trust preferred securities	8,312	25	4	—	—	—	8,312	25	4

Total securities available-for-sale	$313,764	$13,304	31	$132,148	$13,133	25	$445,912	$26,437	56

Total investment securities	$331,666	$13,860	34	$140,502	$13,330	31	$472,168	$27,190	65

	As of December 31, 2010
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
State and municipal securities	$121,161	$8,946	122	—	—	—	$121,161	$8,946	122
Mortgage-backed securities	89,439	1,653	2	—	—	—	89,439	1,653	2
Corporate debt securities	9,954	13	1	—	—	—	9,954	13	1

Total securities held-to-maturity	$220,554	$10,612	125	$—	$—	—	$220,554	$10,612	125

Securities Available-for-Sale
U.S. Treasury securities	$118,828	$6,745	5	$—	$—	—	$118,828	$6,745	5
U.S. government sponsored entities	578,118	6,840	12	—	—	—	578,118	6,840	12
State and municipal securities	1,718	157	2	—	—	—	1,718	157	2
Mortgage-backed securities	354	4	7	32	1	1	386	5	8
Mortgage-backed securities-Non-agency	—	—	—	10,127	118	3	10,127	118	3
Collateralized mortgage obligations	—	—	—	887	115	4	887	115	4
Asset-backed securities	—	—	—	240	5	1	240	5	1
Corporate debt securities	310,630	6,438	30	—	—	—	310,630	6,438	30
Mutual funds	3,927	73	1	—	—	—	3,927	73	1
Trust preferred securities	10,384	170	2	—	—	—	10,384	170	2

Total securities available-for-sale	$1,023,959	$20,427	59	$11,286	$239	9	$1,035,245	$20,666	68

Total investment securities	$1,244,513	$31,039	184	$11,286	$239	9	$1,255,799	$31,278	193

Loans

Gross loans, excluding loans held for sale, were $7.02 billion at September 30, 2011, an increase of $148.5 million, or 2.2%, from $6.87 billion at December 31, 2010, primarily due to an increase of $379.9 million, or 26.4%, in commercial loans and an increase of $114.9 million, or 13.5%, in residential mortgage loans offset by a decrease of $161.0 million, or 39.3%, in construction loans, and a decrease of $191.5 million, or 4.9%, in commercial real estate loans. The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	September 30, 2011	% of Gross Loans	December 31, 2010	% of Gross Loans	% Change
	(Dollars in thousands)
Type of Loans
Commercial loans	$1,821,059	26.0%	$1,441,167	21.0%	26.4%
Residential mortgage loans	967,396	13.8	852,454	12.4	13.5
Commercial mortgage loans	3,748,524	53.4	3,940,061	57.4	(4.9)
Equity lines	215,315	3.1	208,876	3.0	3.1
Real estate construction loans	249,003	3.5	409,986	6.0	(39.3)
Installment and other loans	15,845	0.2	16,077	0.2	(1.4)

Gross loans	$7,017,142	100%	$6,868,621	100%	2.2%
Allowance for loan losses	(209,116)		(245,231)		(14.7)
Unamortized deferred loan fees	(8,360)		(7,621)		9.7

Total loans, net	$6,799,666		$6,615,769		2.8%

Loans held for sale	1,276		2,873		-55.6%

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

The ratio of non-performing assets, excluding non-accrual loans held for sale, to total assets was 2.9% at September 30, 2011, compared to 3.0% at December 31, 2010, and 3.2% at September 30, 2010. Total non-performing portfolio assets decreased $25.0 million, or 7.7%, to $300.1 million at September 30, 2011, compared to $325.1 million at December 31, 2010, primarily due to a $49.6 million decrease in non-accrual loans offset by a $16.6 million increase in OREO and by a $8.0 million increase in accruing loans past due 90 days or more. Total non-performing portfolio assets decreased $64.4 million, or 17.7%, to $300.1 million at September 30, 2011, compared to $364.5 million at September 30, 2010, primarily due to a $91.0 million decrease in non-accrual loans offset by a $14.4 million increase in OREO, and a $12.2 million increase in accruing loans past due 90 days or more.

As a percentage of gross loans, excluding loans held for sale, plus other real estate owned, our non-performing assets decreased to 4.22% at September 30, 2011, from 4.68% at December 31, 2010. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 102.5% at September 30, 2011, from 100.1% at December 31, 2010.

The following table presents the breakdown of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	September 30, 2011	December 31, 2010	% Change	June 30, 2011	% Change
Non-performing assets
Accruing loans past due 90 days or more	$13,053	$5,006	161	$—	100
Non-accrual loans:
Construction loans- residential	28,386	25,251	12	41,030	(31)
Construction loans- non-residential	21,611	28,686	(25)	29,419	(27)
Land loans	13,355	21,923	(39)	14,209	(6)
Commercial real estate loans, excluding land loans	83,983	122,672	(32)	122,092	(31)
Commercial loans	29,723	31,499	(6)	34,350	(13)
Residential mortgage loans	15,656	12,288	27	15,319	2

Total non-accrual loans:	$192,714	$242,319	(20)	$256,419	(25)

Total non-performing loans	205,767	247,325	(17)	256,419	(20)
Other real estate owned	94,308	77,740	21	74,233	27

Total non-performing assets	$300,075	$325,065	(8)	$330,652	(9)

Accruing troubled debt restructurings (TDRs)	$126,270	$136,800	(8)	$116,327	9
Non-accrual TDRs (included in non-accrual loans above)	$44,075	$28,146	57	$38,230	15
Non-accrual loans held for sale	$1,276	$2,873	(56)	$1,637	(22)
Allowance for loan losses	$209,116	$245,231	(15)	$229,900	(9)
Allowance for off-balance sheet credit commitments	1,863	2,337	(20)	1,547	20

Allowance for credit losses	$210,979	$247,568	(15)	$231,447	(9)

Total gross loans outstanding, at period-end (1)	$7,017,142	$6,868,621	2	$6,922,157	1
Allowance for loan losses to non-performing loans, at period-end (2)	101.63%	99.15%		89.66%
Allowance for loan losses to gross loans, at period-end (1)	2.98%	3.57%		3.32%
Allowance for credit losses to non-performing loans, at period-end (2)	102.53%	100.10%		90.26%
Allowance for credit losses to gross loans, at period-end (1)	3.01%	3.60%		3.34%

(1)	Excludes loans held for sale at period-end.
(2)	Excludes non-accrual loans held for sale at period-end.

Non-accrual Loans

At September 30, 2011, total non-accrual portfolio loans, excluding non-accrual loans held for sale, were $192.7 million, an decrease of $49.6 million, or 20.5%, from $242.3 million at December 31, 2010, and a decrease of $91.0 million, or 32.1%, from $283.7 million at September 30, 2010. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, of these loans on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

The Company transferred the only held for sale loan of $2.9 million at December 31, 2010, to other real estate owned (“OREO”) in January 2011 and sold two held for sale loans of $2.4 million with a net gains of $109,000 in the second quarter of 2011. During the third quarter of 2011, the Company sold a held for sale loan at par. As of September 30, 2011, the Company held one commercial mortgage loan of $776,000 and one construction loan of $500,000 under held for sale status.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	September 30, 2011		December 31, 2010
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$54,845	$1,103	$50,341	$7,665
Commercial real estate	94,791	1,003	138,557	—
Land	13,355	—	21,923	—
Personal property (UCC)		27,617	—	23,833

Total	$162,991	$29,723	$210,821	$31,498

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	September 30, 2011		December 31, 2010
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$128,527	$1,261	$183,637	$2,234
Wholesale/retail	23,482	6,110	16,599	14,870
Food/restaurant	—	855	277	400
Import/export	—	21,497	—	13,994
Other	10,982	—	10,308	—

Total	$162,991	$29,723	$210,821	$31,498

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

Other Real Estate Owned

At September 30, 2011, other real estate owned totaled $94.3 million which increased $16.6 million, or 21.5%, compared to $77.7 million at December 31, 2010, and increased $14.3 million, or 17.9%, compared to $80.0 million at September 30, 2010. At September 30, 2011, $34.1 million of OREO was located in California, $5.0 million in Nevada, $47.5 million in Texas, $6.4 million in the state of Washington, and $1.3 million in all other states. At September 30, 2011, OREO was comprised of 13 parcels of land zoned for residential purposes of $25.5 million, three parcels of land zoned for non-residential purposes of $1.8 million, five residential construction projects of $2.6 million, six non-residential construction projects of $6.5 million, 22 non-farm non-residential properties of $49.0 million, and 11 single family residential properties of $8.8 million.

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

At September 30, 2011, accruing TDRs were $126.3 million and non-accrual TDRs were $44.1 million compared to accruing TDRs of $136.8 million and non-accrual TDRs of $28.1 million at December 31, 2010. The Company has allocated specific reserves of $2.1 million at September 30, 2011, and $1.2 million at December 31, 2010, to accruing TDRs. The following table presents TDRs that were modified during the first nine months ended September 31, 2011, and during the first quarter of 2011.

	TDRs Modified During the First Nine Months of 2011
	Accruing TDRs			Non-Accrual TDRs
	No. of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	No. of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)			(In thousands)
Commercial loans	3	$13,026	$13,025	4	$8,161	$2,161
Real estate construction loans	2	36,848	26,544	1	7,382	7,382
Commercial mortgage loans	4	27,482	16,062	2	1,248	1,248
Residential mortgage and equity lines	2	1,125	1,125	1	451	451

Total	11	$78,481	$56,756	8	$17,242	$11,242

	TDRs Modified During the Third quarter of 2011
	Accruing TDRs			Non-Accrual TDRs
	No. of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	No. of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
`	(In thousands)			(In thousands)
Commercial loans	1	$14	$14	1	$363	$363
Real estate construction loans	2	36,848	26,545	—	—	—
Commercial mortgage loans	3	23,708	14,270	—	—	—
Residential mortgage and equity lines	1	624	624	1	451	451

Total	7	$61,194	$41,453	2	$814	$814

Accruing TDRs at September 30, 2011, were comprised of loans collateralized by ten retail shopping and commercial use buildings of $71.6 million, eight office and commercial use buildings of $27.6 million, two hotels of $13.2 million, eight single family residences of $13.1 million, one land of $724,000, and two commercial loans of $45,000. We expect that the troubled debt restructuring loans on accruing status as of September 30, 2011, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.

Modifications of the loan terms during the first nine months of 2011 were in the form of changes in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date. Modifications involving a reduction of the stated interest rate of loan were for periods ranging from 6 months to 5 years. Modifications involving an extension of the maturity date were for periods ranging from 9 months to 4 years. For the first nine months, charge-offs for accruing TDRs were $13.4 million for 2011 and $330,000 for 2010. A summary of TDRs by type of concession, by type of loan, and the related allowance for credit losses as of September 30, 2011, and as of December 31, 2010, is shown below:

	As of September 30, 2011
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total	Allowance
	(In thousands)
Commercial loans	$13,056	$1,774	$—	$436	$15,266	$7
Real estate construction loans	16,820	9,725	—	5,776	32,321	—
Commercial mortgage loans	4,292	37,997	2,050	31,111	75,450	1,976
Residential mortgage loans	1,661	593	—	979	3,233	145

Total accruing TDRs	$35,829	$50,089	$2,050	$38,302	$126,270	$2,128

	As of September 30, 2011
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total	Allowance
	(In thousands)
Commercial loans	$—	$629	$1,959	$1,536	$—	$4,124	$1,088
Real estate construction loans	—	14,426	13,664	—	—	28,090	—
Commercial mortgage loans	2,690	5,781	—	—	—	8,471	1
Residential mortgage loans	321	2,300	452	—	317	3,390	97

Total non-accrual TDRs	$3,011	$23,136	$16,075	$1,536	$317	$44,075	$1,186

	As of December 31, 2010
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total	Allowance
	(In thousands)
Commercial loans	$1,131	$1,780	$—	$1,114	$4,025	$59
Real estate construction loans	752	17,226	—	5,776	23,754	117
Commercial mortgage loans	16,586	70,185	3,459	15,055	105,285	3,363
Residential mortgage loans	2,658	599	—	479	3,736	49

Total accruing TDRs	$21,127	$89,790	$3,459	$22,424	$136,800	$3,588

	As of December 31, 2010
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total	Allowance
	(In thousands)
Commercial loans	$—	$—	$2,310	$—	$2,310	$1,159
Real estate construction loans	—	7,044	—	—	7,044	—
Commercial mortgage loans	1,239	14,112	—	1,113	16,464	75
Residential mortgage loans	340	1,037	—	951	2,328	69

Total non-accrual TDRs	$1,579	$22,193	$2,310	$2,064	$28,146	$1,303

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms. Two commercial TDRs of $932,000, two commercial real estate TDRs of $1.3 million, and one residential mortgage TDR of $2.9 million had payments defaults within the previous twelve months ended September 30, 2011. The TDRs that subsequently defaulted incurred $361,000 charge-off during the first nine months ended September 30, 2011.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of September 30, 2011, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

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

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over 90 days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally a loan amount less than $500,000 (less than $100,000 for prior quarters before September 30, 2010), are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are based on “as is” or bulk sale valuations. To ensure that appraised values remain current, we generally obtain an updated appraisal every six months from qualified independent appraisers. Furthermore, if the most current appraisal is dated more than three months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral. If the third party market data indicates that the value of our collateral property values has declined since the most recent valuation date, we adjust downward the value of the property to reflect current market conditions. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 3% to 6% of the fair value (5% to 10% of the fair value for years prior to 2011), depending on the size of the impaired loan, is charged off against the allowance for loan losses. Non-accrual impaired loans, including troubled debt restructurings, are not returned to accrual status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due and troubled debt restructurings are reviewed for continued impairment until they are no longer reported as troubled debt restructurings.

We identified impaired loans with a recorded investment of $320.3 million at September 30, 2011, compared to $382.0 million at December 31, 2010. We considered all non-accrual loans to be impaired. As of September 30, 2011, $163.0 million, or 84.6%, of the $192.7 million of non-accrual portfolio loans were secured by real estate compared to $210.8 million, or 87.0%, of the $242.3 million of non-accrual loans that were secured by real estate at December 31, 2010. In light of declining property values in the current economic downturn affecting the real estate markets, the Bank has obtained current appraisals, sales contracts, or other available market price information which provide updated factors in evaluating potential loss.

At September 30, 2011, $7.4 million of the $209.1 million allowance for loan losses was allocated for impaired loans and $201.7 million was allocated to the general allowance. At December 31, 2010, $15.2 million of the $245.2 million allowance for loan losses was allocated for impaired loans and $230.0 million was allocated to the general allowance. The amount of the allowance for loan losses allocated to impaired loans at September 30, 2011 remained essentially the same as December 31, 2010. The remainder of the allowance for loan losses is a general allowance and decreased during the first nine months of 2011 as a result of the lower net chargeoffs during the last five quarters and the resulting decrease in loan reserve factors calculated under the Company’s loan migration process and a decrease in the total of loans rated Special Mention and Substandard during the first nine months of 2011. For the first nine months of 2011, net loan charge-offs were $61.6 million, or 1.19%, of average loans compared to $103.6 million, or 2.01%, of average loans in the same period of 2010.

The allowance for credit losses to non-accrual loans increased to 109.5% at September 30, 2011, from 102.2% at December 31, 2010 primarily due to decreases in non-accrual loans. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	September 30, 2011			December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance
Commercial loans	$36,594	$26,111	$—	$41,233	$27,775	$—
Real estate construction loans	125,478	82,818	—	102,186	64,274	—
Commercial mortgage loans	169,495	131,342	—	211,717	156,305	—
Residential mortgage and equity lines	8,073	7,468	—	7,823	7,436	—

Subtotal	$339,640	$247,739	$—	$362,959	$255,790	$—

With allocated allowance
Commercial loans	$22,902	$18,879	$2,270	$13,930	$7,748	$2,925
Real estate construction loans	—	—	—	15,429	13,416	7,470
Commercial mortgage loans	44,036	42,220	3,930	98,593	96,449	3,812
Residential mortgage and equity lines	12,475	11,422	1,203	9,811	8,589	978

Subtotal	$79,413	$72,521	$7,403	$137,763	$126,202	$15,185

Total impaired loans	$419,053	$320,260	$7,403	$500,722	$381,992	$15,185

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

As of September 30, 2011, construction loans of $57.7 million were disbursed with pre-established interest reserves of $2.0 million compared to construction loans of $101.9 million with pre-established interest reserves of $4.5 million at December 31, 2010. The balance for construction loans with interest reserves which have been extended was $41.8 million at September 30, 2011, compared to $63.6 million at December 31, 2010. Land loans of $9.3 million were disbursed with pre-established interest reserves of $170,000 at September 30, 2011, compared to zero such loans at December 31, 2010.

At September 30, 2011, the Bank had no loans on non-accrual status with available interest reserves. At September 30, 2011, $15.2 million of non-accrual residential construction loans, $21.6 million of non-accrual non-residential construction loans, and $9.9 million of non-accrual land loans had been originated with pre-established interest reserves. At December 31, 2010, $25.3 million of non-accrual residential construction loans, $28.9 million of non-accrual non-residential construction loans, and $11.3 million of non-accrual land loans had been originated with pre-established interest reserves. While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity. Typically, these extensions are required due to construction delays, delays in sales or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; and Edison, New Jersey. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral. There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of September 30, 2011, and as of December 31, 2010.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. In January 2010, the Bank reduced its internal limit for CRE loans from 400% of total capital to 300% of total capital to be achieved no later than December 2011. Total loans for construction, land development, and other land represented 25% of total risk-based capital as of September 30, 2011, and 40% as of December 31, 2010. Total CRE loans represented 244% of total risk-based capital as of September 30, 2011, and 285% as of December 31, 2010

Allowance for Credit Losses

The Bank maintains the allowance for credit losses at a level that is considered adequate to absorb the estimated and known risks in the loan portfolio and off-balance sheet unfunded credit commitments. Allowance for credit losses is comprised of the allowance for loan losses and the reserve for off-

balance sheet unfunded credit commitments. With this risk management objective, the Bank’s management has an established monitoring system that is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy level of the allowance for credit losses in a timely manner.

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

The allowance for loan losses was $209.1 million and the allowance for off-balance sheet unfunded credit commitments was $1.9 million at September 30, 2011, and represented the amount believed by management to be sufficient to absorb credit losses inherent in the loan portfolio, including unfunded commitments. The allowance for credit losses, the sum of allowance for loan losses and for off-balance sheet unfunded credit commitments, was $211.0 million at September 30, 2011, compared to $247.6 million at December 31, 2010, a decrease of $36.6 million, or 14.8%. The allowance for credit losses represented 3.01% of period-end gross loans, excluding loans held for sale, and 102.5% of non-performing portfolio loans at September 30, 2011. The comparable ratios were 3.60% of period-end gross loans and 100.1% of non-performing loans at December 31, 2010. The following table sets forth information relating to the allowance for credit losses for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$229,900	$255,650	$245,231	$211,889
Provision for credit losses	9,000	17,900	25,000	146,900
Transfers from/(to) reserve for off-balance sheet credit commitments	(316)	2,166	474	2,543
Charge-offs :
Commercial loans	(1,219)	(5,588)	(11,215)	(17,501)
Construction loans-residential	(10,923)	(5,170)	(18,349)	(15,979)
Construction loans-other	(12,616)	(3,844)	(16,045)	(22,234)
Real estate loans	(5,560)	393	(24,119)	(37,677)
Land loans	(522)	(7,138)	(1,008)	(19,820)

Total charge-offs	(30,840)	(21,347)	(70,736)	(113,211)
Recoveries:
Commercial loans	513	963	1,568	3,332
Construction loans-residential	6	1,909	3,667	4,405
Construction loans-other	402	36	629	453
Real estate loans	426	8	2,665	930
Land loans	25	421	618	463
Installment loans and other loans	—	—	—	2

Total recoveries	1,372	3,337	9,147	9,585

Balance at end of period	$209,116	$257,706	$209,116	$257,706

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$1,547	$4,830	$2,337	$5,207
Provision/(reversal) for credit losses/transfers	316	(2,166)	(474)	(2,543)

Balance at end of period	$1,863	$2,664	$1,863	$2,664

Average loans outstanding during period ended (1)	$6,980,063	$6,874,626	$6,925,265	$6,877,167
Total gross loans outstanding, at period-end (1)	$7,017,142	$6,907,395	$7,017,142	$6,907,395
Total non-performing loans, at period-end (1)	$205,767	$284,524	$205,767	$284,524
Ratio of net charge-offs to average loans outstanding during the period	1.67%	1.04%	1.19%	2.01%
Provision for credit losses to average loans outstanding during the period	0.51%	1.03%	0.48%	2.86%
Allowance for credit losses to non-performing loans at period-end	102.53%	91.51%	102.53%	91.51%
Allowance for credit losses to gross loans at period-end	3.01%	3.77%	3.01%	3.77%

(1)	Excludes loans held for sale at period end.

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

•

General allowance. The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and common risk characteristics. The non-impaired loans are grouped into nineteen segments: two commercial segments, ten commercial real estate segments, one residential construction segment, one non-residential construction segment, one SBA segment, one installment loans segment, one residential mortgage segment, one equity line of credit segment and one overdraft segment. The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which takes into account the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, and environmental factors which include the trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and concentration of credit. In addition, management reviews reports on past-due loans to ensure appropriate classification. During the first quarter of 2010, we increased the number of segments for commercial real estate loans from one to ten. In addition, we changed our migration loss analysis to use as the reserve factor for loans rated Pass the total weighted average losses during the last four years for each loan segment as well as the weighting for the four-year migration so that the first two years are weighted one-third and the most recent two years are weighted two-thirds. The changes made during the first quarter of 2010 increased the allowance for loan losses by $10.4 million. During the third quarter of 2010, we further refined our methodology to give greater weighting to the most recent twelve months of charge-offs in the calculation of the loan loss reserve percentage for Pass rated loans, which increased the allowance for loan losses by $10.4 million; we discontinued the weighting in the four-year migration analysis for loans rated lower than Pass, which increased the allowance for loan losses by $7.1 million, and we increased the environmental factors for purchased syndicated loans, which increased the allowance for loan losses by $2.0 million. During the first quarter of 2011, we combined the number of segments for construction loans from nine to two by consolidating the previous three geographic groupings of East Coast, Texas and all other regions into one bankwide region in light of the convergence of credit quality for construction loans of the three separate regions, which increased the allowance for loan losses by $4.8 million.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans
Type of Loan:
Commercial loans	$63,788	23.0%	$63,919	19.7%
Residential mortgage loans (1)	8,343	16.3	9,668	13.9
Commercial mortgage loans	113,074	55.5	128,347	58.3
Real estate construction loans	23,876	4.9	43,261	7.8
Installment and other loans	35	0.3	36	0.3

Total	$209,116	100%	$245,231	100%

(1)	Residential mortgage loans includes equity lines.

The allowance allocated to commercial loans was $63.8 million at September 30, 2011, compared to $63.9 million at December 31, 2010. At September 30, 2011, commercial loans of $29.7 million were on non-accrual status. At December 31, 2010, commercial loans of $31.5 million were on non-accrual status. Commercial loans comprised 14.1% of impaired loans and 15.4% of non-accrual portfolio loans at September 30, 2011, compared to 9.3% of impaired loans and 13.0% of non-accrual portfolio loans at December 31, 2010.

The allowance allocated to commercial mortgage loans decreased from $128.3 million at December 31, 2010, to $113.1 million at September 30, 2011, which was primarily due to decreases in non-impaired loans risk graded Watch, Special Mention, and Substandard. The overall allowance for total commercial mortgage loans was 3.0% at September 30, 2011, and 3.3% at December 31, 2010. At September 30, 2011, commercial mortgage loans, excluding non-accrual loans held for sale, totaling $97.3 million, were on non-accrual status. At December 31, 2010, commercial mortgage loans, excluding non-accrual loans held for sale, totaling $144.6 million, were on non-accrual status. Commercial mortgage loans comprised 54.2% of impaired loans and 50.5% of non-accrual portfolio loans at September 30, 2011, compared to 66.2% of impaired loans and 59.7% of non-accrual portfolio loans at December 31, 2010.

The allowance allocated for construction loans decreased $19.4 million to $23.9 million at September 30, 2011, compared to $43.3 million at December 31, 2010, primarily due to decreases in non-impaired loans risk graded Special Mention and Substandard. The overall allowance for total construction loans was 9.6% at September 30, 2011, and 10.6% at December 31, 2010. At September 30, 2011, construction portfolio loans of $50.0 million were on non-accrual status compared to $53.9 million at December 31, 2010. Construction loans comprised 25.9% of impaired loans and 25.9% of non-accrual portfolio loans at September 30, 2011, compared to 20.3% of impaired loans and 22.3% of non-accrual portfolio loans at December 31, 2010.

Deposits

Total deposits were $7.1 billion at September 30, 2011, an increase of $133.3 million, or 1.9%, from $7.0 billion at December 31, 2010, primarily due to a $214.5 million, or 6.7%, increase in time deposits of $100,000 or more, a $96.9 million, or 10.4%, increase in non-interest-bearing demand deposits, and a $40.8 million, or 10.6%, increase in saving deposits offset by a $46.2 million, or 4.7%, decrease in money market deposits and a $189.9 million, or 17.6%, decrease in time deposits under $100,000. The following table displays the deposit mix as of the dates indicated:

	September 30, 2011	% of Total	December 31, 2010	% of Total
	(Dollars in thousands)
Deposits
Non-interest-bearing demand	$1,027,178	14.4%	$930,300	13.3%
NOW	435,860	6.1	418,703	6.0
Money market	936,449	13.2	982,617	14.0
Savings	426,000	6.0	385,245	5.5
Time deposits under $100,000	891,390	12.5	1,081,266	15.5
Time deposits of $100,000 or more	3,408,247	47.8	3,193,715	45.7

Total deposits	$7,125,124	100.0%	$6,991,846	100.0%

Borrowings

Borrowings include Federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and other borrowings from financial institutions.

Securities sold under agreements to repurchase were $1.4 billion with a weighted average rate of 4.12% at September 30, 2011, compared to $1.6 billion with a weighted average rate of 4.18% at December 31, 2010. Two long-term securities sold under agreements to repurchase totaling $100.0 million with a weighted average rate of 4.77% matured in March 2011. In May 2011, the Company prepaid a security sold under agreement to repurchase of $50 million with a rate of 4.83% and incurred a prepayment penalty of $1.7 million. Fourteen floating-to-fixed rate agreements totaling $750.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 100 basis points to three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. At September 30, 2011, there was one short-term security sold under an agreement to repurchase of $7.5 million at the rate of 0.80% which matured on October 3, 2011. The table below provides summary data for long-term securities sold under agreements to repurchase as of September 30, 2011:

(Dollar in millions)	Fixed-to-floating						Floating-to-fixed		Total
Callable	All callable at September 30, 2011						All callable at September 30, 2011
Rate type	Float Rate						Fixed Rate
Rate index	8% minus 3 month LIBOR

Maximum rate	3.75%	3.53%	3.50%	3.50%	3.53%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	1	4	3	1	1	10	4	27
Amount	$150.0	$50.0	$200.0	$150	$50	$50.0	$550.0	$200.0	$1,400.0
Weighted average rate	3.75%	3.53%	3.50%	3.50%	3.53%	3.25%	4.54%	5.00%	4.14%
Final maturity	2014	2014	2014	2015	2015	2015	2014	2017

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.5 billion as of September 30, 2011, and $1.7 billion as of December 31, 2010.

Total advances from the FHLB decreased by $345.0 million to $205.0 million at September 30, 2011, from $550.0 million at December 31, 2010. The Company prepaid advances from the FHLB totaling $200.0 million with a weighted rate of 4.29% during the first quarter of 2011, $100.0 million at a rate of 4.33% in the second quarter of 2011, and $100.0 million at a rate of 4.54% in the third quarter of 2011. Prepayment penalties incurred were $16.8 million in the first nine months of 2011 and $4.5 million in the third quarter of 2011. In January 2010, the Company prepaid advances totaling $65.0 million from the FHLB with a rate of 3.49% and incurred prepayment penalties totaling $909,000. There were no prepaid advances in the second quarter and in the third quarter of 2010. As of September 30, 2011, $205.0 million FHLB advances with weighted average rate of 3.42% were outstanding compared to $550.0 million FHLB advances with weighted average rate of 4.43% at December 31, 2010.

Long-term Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt had an original maturity term of 10 years, was unsecured and bore interest at a rate of three-month LIBOR plus 110 basis points, payable on a quarterly basis. In March 2011, the Company extended the debt for an additional year. As part of the extension agreement, the rate has been increased from LIBOR plus 110 basis points to LIBOR plus 330 basis points for 2011 and 2012, after which time it reverts back to LIBOR plus 110 basis points. At September 30, 2011, the per annum interest rate on the subordinated debt was 3.67% compared to 1.40% at December 31, 2010. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed consolidated balance sheets.

The Bancorp established three special purpose trusts in 2003 and two in 2007 for the purpose of issuing trust preferred securities to outside investors (“Capital Securities”). These trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated notes issued by the

Bancorp (“Junior Subordinated Notes”). These five special purpose trusts are considered variable interest entities under FIN 46R. Because Bancorp is not the primary beneficiary of the trusts, the financial statements of the trusts are not included in the condensed consolidated financial statements of the Company. At September 30, 2011, Junior Subordinated Notes totaled $121.1 million with a weighted average interest rate of 2.51% compared to $121.1 million with a weighted average interest rate of 2.46% at December 31, 2010. The Junior Subordinated Notes have a stated maturity term of 30 years and are currently included in the Tier 1 capital of Bancorp for regulatory capital purposes.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of September 30, 2011. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$3,920,043	$379,122	$472	$—	$4,299,637
Securities sold under agreements to repurchase (1)	7,500	650,000	550,000	200,000	1,407,500
Advances from the Federal Home Loan Bank (2)	205,000	—	—	—	205,000
Other borrowings	2,770	—	—	18,955	21,725
Long-term debt	—	—	—	171,136	171,136
Operating leases	5,888	9,336	3,805	441	19,470

Total contractual obligations and other commitments	$4,141,201	$1,038,458	$554,277	$390,532	$6,124,468

(1)	These repurchase agreements have a final maturity of 5-year, 7-year and 10-year from origination date but are callable on a quarterly basis after six months, one year, or 18 months for the 7-year term and one year for the 5-year and 10-year term.
(2)	FHLB advances of $150.0 million that mature in 2012 are all puttable on a quarterly basis.

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

Capital Resources

Total equity was $1.49 billion at September 30, 2011, an increase of $58.5 million, or 4.1%, from $1.44 billion at December 31, 2010. The following table summarizes the activity in total equity:

(In thousands)	Nine months ended September 30, 2011
Net income	$72,901
Proceeds from shares issued through the Dividend Reinvestment Plan	205
Proceeds from exercise of stock options	1,307
Tax short-fall from stock-based compensation expense	(276)
Share-based compensation	1,278
Other comprehensive income	(4,469)
Preferred stock dividends	(10,127)
Cash dividends paid to common stockholders	(2,359)

Net increase in total equity	$58,460

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

The Bancorp established five special purpose trusts for the purpose of issuing trust preferred securities to outside investors (“Capital Securities”). These trusts exist for the purpose of issuing the Capital Securities and investing the proceeds thereof, together with proceeds from the purchase of the common stock of the trusts by Bancorp, in junior subordinated notes issued by Bancorp (“Junior Subordinated Notes”). The Junior Subordinated Notes totaled $121.1 million as of September 30, 2011, and were included in the Tier 1 capital of the Bancorp for regulatory capital purposes.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of September 30, 2011. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 6.0%, total risk-based ratio equal to or greater than 10.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of September 30, 2011, and December 31, 2010:

	Cathay General Bancorp				Cathay Bank
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%
Tier 1 capital (to risk-weighted assets)	$1,293,946	15.83	$1,228,184	15.37	$1,260,290	15.44	$1,182,033	14.81
Tier 1 capital minimum requirement	326,950	4.00	319,607	4.00	326,577	4.00	319,209	4.00

Excess	$966,996	11.83	$908,577	11.37	$933,713	11.44	$862,824	10.81

Total capital (to risk-weighted assets)	$1,448,479	17.72	$1,379,758	17.27	$1,413,716	17.32	$1,333,610	16.71
Total capital minimum requirement	653,899	8.00	639,214	8.00	653,093	8.00	638,418	8.00

Excess	$794,580	9.72	$740,544	9.27	$760,623	9.32	$695,192	8.71

Tier 1 capital (to average assets) – Leverage ratio	$1,293,946	12.60	$1,228,184	11.44	$1,260,290	12.29	$1,182,033	11.03
Minimum leverage requirement	410,628	4.00	429,254	4.00	410,136	4.00	428,667	4.00

Excess	$883,318	8.60	$798,930	7.44	$850,154	8.29	$753,366	7.03

Risk-weighted assets	$8,173,738		$7,990,176		$8,163,659		$7,980,219
Total average assets (1)	$10,265,709		$10,731,357		$10,253,409		$10,716,672

(1)	The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

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

The Company declared a cash dividend of one cent per share for distribution to holders of our common stock on March 10, 2011, on 78,631,617 shares outstanding, on June 10, 2011, on 78,634,462 shares outstanding, and on September 8, 2011, on 78,640,564 shares outstanding. Total cash dividends of $2.4 million were paid for the first nine months ended September 30, 2011.

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

As of September 30, 2011, and December 31, 2010, we had entered into five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years. These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities. At September 30, 2011, the Company paid a fixed rate at a weighted average of 1.95% and received a floating 3-month LIBOR rate at a weighted average of 0.32% on these agreements. The net amount accrued on these interest rate swaps of $3.7 million for the first nine months of 2011 was recorded as a reduction to other non-interest income. The Company recorded the negative fair value of these interest rate swaps within other liabilities of $3.9 million at September 30, 2011, compared to $6.5 million at December 31, 2010.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counter parties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At September 30, 2011, the notional amount of option contracts totaled $36.4 million with a net negative fair value of $340,000. Spot and forward contracts in the total notional amount of $121.8 million had positive fair value of $1.2 million at September 30, 2011. Spot and forward contracts in the total notional amount of $124.1 million had a negative fair value of $3.9 million at September 30, 2011. At December 31, 2010, the notional amount of option contracts totaled $29.3 million with a net positive fair value of $35,000. Spot and forward contracts in the total notional amount of $112.7 million had positive fair value, in the amount of $4.6 million at December 31, 2010. Spot and forward contracts in the total notional amount of $68.4 million had a negative fair value in the amount of $1.9 million at December 31, 2010.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. At September 30, 2011, our liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 14.5% compared to 20.3% at December 31, 2010. At September 30, 2011, our short-term investments and interest bearing deposits totaled $33.7 million compared to $206.3 million at December 31, 2010.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of September 30, 2011, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.6 billion and an unused borrowing capacity of $1.4 billion. The Bank expects to be able to access this source of funding, if required, in the near term. The total credit outstanding with the FHLB of San Francisco at September 30, 2011, was $205.0 million. The Bank has pledged a portion of its commercial and real estate loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program to secure these borrowings. At September 30, 2011, the borrowing capacity under the Borrower-in-Custody program was $241.0 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. At September 30, 2011, investment securities at fair value and trading securities totaled $2.45 billion, with $1.70 billion pledged as collateral for borrowings and other commitments. The remaining $747.7 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 91% of the Company’s time deposits mature within one year or less as of September 30, 2011. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank and the issuance of additional common stock and, to a lesser extent, proceeds from issuance of Bancorp common stock through our Dividend Reinvestment Plan and exercise of stock options. Dividends paid to the Bancorp by the Bank are subject to regulatory limitations and approval. In light of the uncertain economic times and the regulatory considerations described under “Dividend Policy” and “Regulatory Matters,” the Bank did not pay a dividend to Bancorp in either 2009 or 2010 and is not expected to pay a dividend to the Bancorp in 2011. The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. Management believes Bancorp’s cash on hand on September 30, 2011, of $24.8 million is sufficient to meet its operational needs for the next twelve months.

Regulatory Matters

On December 17, 2009, the Bancorp entered into a memorandum of understanding with the Federal Reserve Bank of San Francisco (FRB SF) under which we agreed that we will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. We do not believe that this agreement regarding dividends from the Bank will have a material adverse effect on our operations. We had retained a portion of the proceeds from our common stock offerings to be used, for among other things, payments of future dividends on our common and preferred stock and payments on trust preferred securities. At September 30, 2011, our cash on hand totaled $24.8 million which is sufficient to cover future dividends on our common stock at the current quarterly rate of $.01 per share, on our preferred stock, and payments on our trust preferred securities, subject to FRB SF approval, for at least twelve months.

Under the memorandum, we also agreed to submit to the FRB SF for review and approval a plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank, a dividend policy for the Bancorp, a plan to improve management of our liquidity position and funds management practices, and a liquidity policy and contingency funding plan for the Bancorp. As part of our compliance with the memorandum, on January 22, 2010, we submitted to the FRB SF a Three-Year Capital and Strategic Plan that updates a previously submitted plan and establishes, among other things, targets for our Tier 1 risk-based capital ratio, total risk-based capital ratio, Tier 1 leverage capital ratio, and tangible common risk-based ratio, each of which, where applicable, are above the minimum requirements for a well-capitalized institution. An updated Capital Plan was submitted to the FRB SF on September 30, 2011 and we are in compliance with its target ratios as of that date. In addition, we agreed to notify the FRB SF prior to effecting certain changes to our senior executive officers and board of directors and we are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments. We also agreed in the memorandum that we will not, without the prior written approval of the FRB SF, directly or indirectly, (i) incur, renew, increase or guaranty any debt, (ii) issue any trust preferred securities, or (iii) purchase, redeem, or otherwise acquire any of our stock. The target and actual capital levels of the Three-Year Capital and Strategic Plan submitted to the FRB SF, with any excess or deficiency of the actual over the target levels, are as follows as of September 30, 2011:

	Tier 1 risk-based capital ratio	Total risk-based capital ratio	Tier 1 leverage capital ratio	Tangible common risk-based ratio *
Actual	15.83%	17.72%	12.60%	11.18%
Target Levels	11.50%	13.50%	9.50%	5.00%
Excess/(deficiency)	4.33%	4.22%	3.10%	6.18%

*	Tier 1 risk-based capital excluding preferred stock, trust preferred stock and REIT preferred stock divided by total risk-weighted assets.

On March 1, 2010, the Bank entered into a memorandum of understanding with the Department of Financial Institutions (DFI) and the FDIC pursuant to which we are required to develop and implement, within specified time periods, plans satisfactory to the DFI and the FDIC to reduce commercial real estate concentrations, to enhance and to improve the quality of our stress testing of the Bank’s loan portfolio, and to revise our loan policy in connection therewith; to develop and adopt a strategic plan addressing improved profitability and capital ratios and to reduce the Bank’s overall risk profile; to develop and adopt a capital plan; to develop and implement a plan to improve asset quality, including the methodology for calculating the loss reserve allocation and evaluating its adequacy; and to develop and implement a plan to reduce dependence on wholesale funding. In addition, we are required to report our progress to the DFI and FDIC on a quarterly basis. As part of our compliance with the Bank memorandum, on April 30, 2010, we submitted to the DFI and the FDIC a Three-Year Capital Plan that updated the Three-Year Capital and Strategic Plan previously submitted to the FRB SF on January 22, 2010 and established, among other things, targets for our Tier 1 risk-based capital ratio and total risk-based capital ratio, each of which are above the minimum requirements for a well-capitalized institution, and effective September 30, 2010, a target Tier 1 to total tangible assets ratio. An updated Capital Plan was submitted to the DFI and FDIC on September 30, 2011 and we are in compliance with its target ratios as of that date. The target and actual capital levels of the Three-Year Capital Plan submitted to the DFI and FDIC, and any excess or deficiency of the actual over target levels, are as follows as of September 30, 2011:

	Tier 1 risk-based capital ratio	Total risk-based capital ratio	Tier 1 Capital to total tangible assets ratio
Actual	15.44%	17.32%	12.36%
Target Levels	11.50%	13.50%	9.50%
Excess/(deficiency)	3.94%	3.82%	2.86%

Under the memorandum of understanding with the DFI and the FDIC, we are also subject to a restriction on dividends from the Bank to Bancorp, a requirement to maintain an adequate allowance for loan and lease losses, and restrictions on any new branches and business lines without prior approval. We are currently required to notify the FDIC prior to effecting certain changes to our senior executive officers and board of directors and are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments; and we are required to retain management and directors acceptable to the DFI and the FDIC.

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

Although the modeling is very helpful in managing interest rate risk, it does require significant assumptions for the projection of loan prepayment rates on mortgage related assets, loan volumes and pricing, and deposit and borrowing volume and pricing, that might prove inaccurate. Because these assumptions are inherently uncertain, the model cannot precisely estimate net interest income, or precisely predict the effect of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, the differences between actual experience and the assumed volume, changes in market conditions, and management strategies, among other factors. The Company monitors its interest rate sensitivity and attempts to reduce the risk of a significant decrease in net interest income caused by a change in interest rates.

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

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of September 30, 2011:

Change in Interest Rate (Basis Points)	Net Interest Income Volatility (1)	Market Value of Equity Volatility (2)
+200	6.9	9.4
+100	2.9	6.6
-100	-2.0	-5.9
-200	-5.7	-3.7

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

ITEM 4.	CONTROLS AND PROCEDURES.

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

There is no material change in the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, in response to Item 1A in Part I of Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month # 1 (July 1, 2011 - July 31, 2011)	0	$0	0	622,500
Month # 2 (August 1, 2011 - August 31, 2011)	0	$0	0	622,500
Month # 3 (September 1, 2011 - September 30, 2011)	0	$0	0	622,500
Total	0	$0	0	622,500

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	(REMOVED AND RESERVED.)

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(i)	Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iii)	Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(iv)	Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(v)	Exhibit 101.INS XBRL Instance Document **

(vi)	Exhibit 101.SCH XBRL Taxonomy Extension Schema Document **

(vii)	Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document **

(viii)	Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase Document **

(ix)	Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document **

(x)	Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document **

*	Management contract or compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information shall not be deemed to be filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise shall not be subject to liability under these sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp (Registrant)

Date: November 4, 2011

/s/ Dunson K. Cheng
Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: November 4, 2011

/s/ Heng W. Chen
Heng W. Chen Executive Vice President and Chief Financial Officer