Form 10-K
period 2011-12-31
CATHAY GENERAL BANCORP
filed 2012-02-28
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2011

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

Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2011) was $1,197,601,500. This value is estimated solely for the purposes of this cover page. The market value of shares held by Registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded because they may be considered to be affiliates of the Registrant.

As of February 15, 2012, there were 78,658,254 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

•

Portions of Registrant’s definitive proxy statement relating to Registrant’s 2011 Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2011, are incorporated by reference into Part III.

CATHAY GENERAL BANCORP

2011 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

In this Annual Report on Form 10-K, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “shall,” “should,” “will,” “predicts,” “potential,” “continue,” “possible,” “optimistic,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

•	U.S. and international business and economic conditions;

•	credit risks of lending activities and deterioration in asset or credit quality;

•	current and potential future supervisory action by bank supervisory authorities;

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

•	potential goodwill impairment;

•	liquidity risk;

•	fluctuations in interest rates;

•	inflation and deflation;

•	risks associated with acquisitions and the expansion of our business into new markets;

•	real estate market conditions and the value of real estate collateral;

•	environmental liabilities;

•	the effect of repeal of the federal prohibition on payment of interest on demand deposit accounts;

•	our ability to compete with larger competitors;

•	the possibility of higher capital requirements, including implementation of the Basel III capital standards of the Basel Committee;

•	our ability to retain key personnel;

•	successful management of reputational risk;

•	natural disasters and geopolitical events;

•	general economic or business conditions in California, Asia, and other regions where the Bank has operations;

•	restrictions on compensation paid to our executives as a result of our participation in the TARP Capital Purchase Program;

•	failures, interruptions or security breaches of systems or data breaches;

•	our ability to adapt our systems to technological changes, including successfully implementing our core system conversion;

•	changes in accounting standards or tax laws and regulations;

•	market disruption and volatility;

•	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;

•	successfully raising additional capital, if needed, and the resulting dilution of interests of holders of our common stock; and

•	the soundness of other financial institutions.

These and other factors are further described in this Annual Report on Form 10-K (at Item 1A in particular), the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”) and other filings the Company makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak to the date of this report. We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce any revision of any forward-looking statement to reflect future developments or events, except as required by law.

PART I

Item 1. Business.

Business of Bancorp

Overview

Cathay General Bancorp is a corporation that was organized in 1990 under the laws of the State of Delaware. We are the holding company of Cathay Bank, a California state-chartered commercial bank (“Cathay Bank” or the “Bank”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. We also own 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. In the future, we may become an operating company or acquire savings institutions, other banks, or companies engaged in bank-related activities and may engage in or acquire such other businesses, or activities as may be permitted by applicable law. Our principal place of business is currently located at 777 North Broadway, Los Angeles, California 90012, and our telephone number at that location is (213) 625-4700. In addition, certain of our administrative offices are located in El Monte, California, and our address there is 9650 Flair Drive, El Monte, California 91731. Our common stock is traded on the NASDAQ Global Select Market and our trading symbol is “CATY”.

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

Competition

Our primary business is to act as the holding company for the Bank. Accordingly, we face the same competitive pressures as those expected by the Bank. For a discussion of those risks, see “Business of the Bank—Competition” below under this Item 1.

Employees

Due to the limited nature of the Bancorp’s activities as a bank holding company, the Bancorp currently does not employ any persons other than Bancorp’s management, which includes the Chief Executive Officer and President, the Chief Operating Officer, the Chief Financial Officer, Executive Vice Presidents, the Secretary, Assistant Secretary, and the General Counsel. See also “Business of the Bank—Employees” below under this Item 1.

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

The Bank’s head office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. In addition, as of December 31, 2011, the Bank had branch offices in Southern California (20 branches), Northern California (11 branches), New York (eight branches), Massachusetts (one branch), Texas (two branches), Washington (three branches), Illinois (three branch locations and one drive-through location), New Jersey (one branch), and Hong Kong (one branch) and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the FDIC. Each branch has loan approval rights subject to the branch manager’s authorized lending limits. Current activities of the Shanghai and Taipei representative offices are limited to coordinating the transportation of documents to the Bank’s head office and performing liaison services.

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

Information concerning the carrying value, maturity distribution, and yield analysis of the Company’s securities portfolio as well as a summary of the amortized cost and estimated fair value of the Bank’s securities by contractual maturity is included in Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 4 to the Consolidated Financial Statements.

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

Residential Mortgage Loans. The Bank originates single-family-residential mortgage loans. The single-family-residential mortgage loans are comprised of conforming, nonconforming, and jumbo residential mortgage loans, and are secured by first or subordinate liens on single (one-to-four) family residential properties. The Bank’s products include a fixed-rate residential mortgage loan and an adjustable-rate residential mortgage loan. Mortgage loans are underwritten in accordance with the Bank’s and regulatory guidelines, on the basis of the borrower’s financial capabilities, independent appraisal of value of the property, historical loan quality, and other relevant factors. As of December 31, 2011, approximately 65% of the Bank’s residential mortgages were for properties located in California. It is the current practice of the Bank to sell all conforming fixed rate residential first mortgages that meet Government Sponsored Agency guidelines to the Federal Home Loan Mortgage Corporation on a cash basis as they are originated. The Bank retains all other mortgage loans it originates in its portfolio. As such, the Bank doesn’t expect to be impacted by the expected regulations pertaining to risk retention, since the bank doesn’t securitize any of the loans it sells or retains.

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

Distribution and Maturity of Loans. Information concerning types, distribution, and maturity of loans is included in Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 5 to the Consolidated Financial Statements.

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

Information concerning non-performing loans, restructured loans, allowance for credit losses, loans charged-off, , loan recoveries, and other real estate owned is included in Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 5 and Note 6 to the Consolidated Financial Statements.

Deposits

The Bank offers a variety of deposit products in order to meet its customers’ needs. As of December 31, 2011, the Bank offered passbook accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, college certificates of deposit, and public funds deposits. These products are priced in order to promote growth of deposits.

The Bank’s deposits are generally obtained from residents within its geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. From time to time, the Bank may offer special deposit promotions. Information concerning types of deposit accounts, average deposits and rates, and maturity of time deposits of $100,000 or more is included in Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 9 to the Consolidated Financial Statements.

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

Return on Equity and Assets

Information concerning the return on average assets, return on average stockholders’ equity, the average equity to assets ratio and the dividend payout ratio is included in Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rates and Differentials

Information concerning the interest-earning asset mix, average interest-earning assets, average interest-bearing liabilities, and the yields on interest-earning assets and interest-bearing liabilities is included in Part II— Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Analysis of Changes in Net Interest Income

An analysis of changes in net interest income due to changes in rate and volume is included in Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Subsidiaries of Cathay Bank

Cathay Real Estate Investment Trust (“CB REIT”) is a real estate investment trust subsidiary of the Bank that was formed in January 2003 to provide the Bank with flexibility in raising capital. During 2003, the Bank contributed $1.13 billion in loans and securities to CB REIT in exchange for 100% of the common stock of CB REIT. CB REIT sold $4.4 million in 2003 and $4.2 million in 2004 of its 7.0% Series A Non-Cumulative preferred stock to accredited investors. During 2005, CB REIT repurchased $131,000 of its preferred stock. At December 31, 2011, total assets of CB REIT were consolidated with the Company and totaled approximately $1.46 billion.

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

Cathay Holdings LLC (“CHLLC”) was incorporated in December 2007, Cathay Holdings 2 LLC (“CHLLC2”) was incorporated in January 2008, and Cathay Holdings 3 LLC (“CHLLC3”) was incorporated in December 2008. They are wholly-owned subsidiaries of the Bank. The purpose of these subsidiaries is to hold other real estate owned in the state of Texas that was transferred from the Bank. CHLLC owned one property with a carrying value of $3.5 million at December 31, 2010. In February 2011, CHLLC sold this property and recorded a loss of $65,000. As of December 31, 2011, CHLLC, CHLLC2, and CHLLC3 do not own any real estate property.

Competition

We face substantial competition for deposits, loans and other banking services, as well as acquisitions, throughout our market area from the major banks and financial institutions that dominate the commercial banking industry. This may cause our cost of funds to exceed that of our competitors. These banks and financial institutions have greater resources than we do, including the ability to finance advertising campaigns and allocate their investment assets to regions of higher yield and demand and make acquisitions. By virtue of their larger capital bases, they have substantially greater lending limits than we do and perform certain functions, including trust services, which are not presently offered by us. We also compete for loans and deposits, as well as other banking services, with savings and loan associations, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies and other financial and non-financial institutions and entities. The recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies have increased the level of competition among financial services companies and may adversely affect our ability to market our products and services. Significant increases in the costs of monitoring and ensuring compliance with new banking regulations and the necessary costs of upgrading information technology and data processing capabilities can have a disproportionate impact on our ability to compete with larger institutions.

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

In California, one larger Chinese-American bank competes for loans and deposits with the Bank and at least two super-regional banks compete with the Bank for deposits. In addition, there are many other Chinese-American banks in both Southern and Northern California. Banks from the Pacific Rim countries, such as Taiwan, Hong Kong, and China also continue to open branches in the Los Angeles area, thus increasing competition in the Bank’s primary markets. See discussion below in Part I—Item 1A—“Risk Factors.”

Employees

As of December 31, 2011, the Bank and its subsidiaries employed approximately 1,018 persons, including 419 banking officers. None of the employees are represented by a union. We believe that our employer-employee relations are good.

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

Regulation and Supervision

General

The Bancorp and the Bank are subject to significant regulation and restrictions by federal and state laws and regulatory agencies. This regulation is intended primarily for the protection of depositors and the deposit insurance fund, and secondarily for the stability of the U.S. banking system. It is not intended for the benefit of stockholders of financial institutions. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is also qualified in its entirety by reference to the full text and to the implementation and enforcement of the statutes and regulations referred to in this discussion.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation (the “Dodd-Frank Act”) significantly revised and expanded the rulemaking, supervisory, and enforcement authority of the federal bank regulatory agencies. The numerous rules and regulations that have been promulgated and are yet to be promulgated and finalized under the Dodd-Frank Act are likely to significantly impact our operations and compliance costs. The Dodd-Frank Act followed the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (“ARRA”) in response to the economic downturn and financial industry instability. Additional initiatives may be proposed or introduced before Congress, the California Legislature, and other government bodies in the future. Such proposals, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions and may subject us to increased supervision and disclosure and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulatory changes in policy may be enacted or the extent to which the business of the Bank would be affected thereby. In addition, the outcome of examinations, any litigation, or any investigations initiated by state or federal authorities may result in necessary changes in our operations and increased compliance costs.

The Dodd-Frank Act impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Many of the following key provisions of the Dodd-Frank Act affecting the financial industry are now either effective or are in the proposed rule or implementation stage:

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

•	the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

•	enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks ( the “Volcker Rule”);

•	the termination of investments by the U.S. Treasury under the Troubled Asset Relief Program (“TARP”);

•	the elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions;

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

•

the elimination of the Office of Thrift Supervision and the transfer of oversight of thrift institutions and their holding companies to the Office of the Comptroller of the Currency or the FDIC and the Federal Reserve;

•

provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including (i) stockholder advisory votes on executive compensation, (ii) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria, (iii) enhanced independence requirements for compensation committee members, and (iv) giving the SEC authority to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement; and

•

the creation of a Bureau of Consumer Financial Protection, which is authorized to promulgate and enforce consumer protection regulations relating to bank and non-bank financial products and which may examine and enforce its regulations on banks with more than $10 billion in assets.

In general, more stringent capital, liquidity and leverage requirements are expected to impact our business as the Dodd-Frank Act is fully implemented. The federal agencies have issued proposed rules which will apply directly to larger institutions with either more than $50 billion in assets or more than $10 billion in assets, such as proposed Federal Reserve regulations for financial institutions deemed systemically significant, Federal Reserve and FDIC proposed rules requiring stress tests and Federal Reserve proposed rules to implement the Volcker Rule. Further, the requirements and policies imposed on larger institutions may, in some cases, become “best practices” for smaller institutions. Therefore, as a result of the changes required by the Dodd-Frank Act, the profitability of our business activities may be impacted and we may be required to make changes to certain of our business practices. These changes may also require us to devote significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

We participated in TARP, which was designed to bolster eligible healthy institutions by injecting capital into these institutions, so that we could continue to lend and support our current and prospective clients. Under the terms of our participation, we received $258 million in exchange for the issuance of preferred stock and a warrant to purchase common stock and thereby became subject to various requirements, including certain restrictions on paying dividends on our common stock and repurchasing our equity securities, unless the U.S. Treasury has consented.

In order to participate in TARP, financial institutions were required to adopt certain standards for executive compensation and corporate governance. ARRA also included a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. ARRA imposes certain stringent executive compensation and corporate expenditure limits on all TARP recipients until the U.S. Treasury is repaid. We have complied with the compensation provisions of TARP and ARRA and have certified as to such compliance in the exhibits attached to this report pursuant to Section 111(b) of the EESA. We contemplate that we may be able to partially or fully redeem the TARP in 2012 or 2013 depending on our earnings and receipt of approval by our regulators for the Bank to pay dividends which would be used to repay TARP.

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

The Federal Reserve’s view is that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve regulations, or both. The source-of-strength doctrine, now required by statute pursuant to the Dodd-Frank Act, most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” See “Prompt Corrective Action Provisions” below.

Restrictions on Activities

Subject to prior notice or Federal Reserve approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. Pursuant to GLBA and the Dodd-Frank Act, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Redevelopment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. The Bancorp has not elected financial holding company status and has not engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

The Bancorp is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Bancorp and any of its subsidiaries are subject to examination by, and may be required to file reports with, the DFI.

Securities Laws

The Bancorp’s common stock is publicly held and listed on the NASDAQ Global Select Market, and the Bancorp is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934 and the regulations of the SEC promulgated thereunder as well as listing requirements of The NASDAQ Stock Market (“NASDAQ”). The Dodd-Frank Act includes the following provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including the Bancorp: (1) stockholder advisory votes on executive compensation, (2) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria similar to the requirements of the ARRA for TARP recipients, (3) enhanced independence requirements for compensation committee members, and (4) SEC authority to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement.

The Bancorp is also subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including:

•	required executive certification of financial presentations;

•	increased requirements for board audit committees and their members;

•	enhanced disclosures of controls and procedures and internal control over financial reporting;

•	enhanced controls over, and reporting of, insider trading; and

•	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

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

Enforcement Authority

The Bank operates branches and/or loan production offices in California, New York, Illinois, Massachusetts, Texas, Washington, and New Jersey. While the DFI remains the Bank’s primary state regulator, the Bank’s operations in these jurisdictions are subject to examination and supervision by local bank regulators, and transactions with customers in those jurisdictions are subject to local laws, including consumer protection laws. The Bank also operates a branch in Hong Kong and a representative office in Taipei and in Shanghai. The operations of these foreign offices and branches (and limits on the scope of their activities) are subject to local law and regulatory authorities in those jurisdictions in addition to regulation and supervision by the DFI and the Federal Reserve.

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

On December 17, 2009, the Bancorp entered into a memorandum of understanding with the Federal Reserve Bank of San Francisco (the “FRB SF”), and on March 1, 2010, the Bank entered into a memorandum of understanding with the DFI and the FDIC (together the “MOUs”). Under the MOUs, among other things, the Bancorp and the Bank agreed to: limitations on dividends and senior executive officer and director changes; maintain sufficient capital, submit a capital and a strategic plan addressing improved profitability and capital ratios, reduce commercial real estate concentrations; reduce the Bank’s overall risk profile and implement a plan to improve asset quality.

The Bank’s Board established a Compliance Committee to review the Company’s management and governance and make recommendations to the Board. Bancorp and the Bank believe that substantial progress has been made towards full compliance with the MOUs are hopeful they can be terminated within the next several quarters.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased to $250,000 and all non-interest-bearing transaction accounts are insured through December 31, 2012. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Due to the greatly increased rate of bank failures experienced in the recent period of financial stress, as well as the extraordinary programs in which the FDIC has been involved to support the banking industry generally, the DIF was substantially depleted and the FDIC has incurred substantially increased operating costs. On November 12, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.

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

All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (““FICO””), an agency of the federal government established to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017.

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

Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Increased capital requirements are expected as a result of expanded authority set forth in the Dodd-Frank Act and international supervisory developments. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. At December 31, 2011, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions. See Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources—Capital Adequacy.”

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

Under the capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio, and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least at 6.00%, and a Tier 1 leverage ratio of at least 5.00%. There is currently no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. At December 31, 2011, the respective capital ratios of the Bancorp and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized”. As of December 31, 2011, the Bank’s total risk-based capital ratio was 17.51% and its Tier 1 risk-based capital ratio was 15.64%. As of December 31, 2011, the Bancorp’s total risk-based capital ratio was 17.85% and its Tier 1 risk-based capital ratio was 15.97%. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed well capitalized and may therefore be subject to restrictions on taking brokered deposits.

The Bancorp and the Bank are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3.00%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3.00% minimum, for a minimum of 4.00% to 5.00%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2011, the Bank’s leverage capital ratio was 12.66%, and the Bancorp’s leverage capital ratio was 12.93%, both ratios exceeding regulatory minimums.

Basel Accords

The current risk-based capital guidelines that apply to the Company and the Bank are based upon the 1988 capital accord (“Basel I”) of The International Basel Committee on Banking Supervision (the “Basel Committee”), a committee of central banks and bank supervisors and regulators from the major industrialized countries. The Basel Committee develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new framework and accord (“Basel II”), evolved from 2004 to 2006 out of the efforts to revise capital adequacy standards for internationally active banks. Basel II emphasizes internal assessment of credit, market and operational risk, and supervisory assessment and market discipline in determining minimum capital requirements and became mandatory for large or “core” international banks outside the United States in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II was optional for others, and if adopted, must first be complied with in a “parallel run” for two years along with the existing Basel I standards.

In December 2009, the Basel Committee released two consultative documents proposing significant changes to bank capital, leverage, and liquidity requirements in response to the economic downturn to enhance the Basel II framework which had not yet been fully implemented internationally and even less so in the United States. The Group of Twenty Finance Ministers and Central Bank Governors (commonly referred to as the G-20), including the United States, endorsed the reform package, referred to as Basel III, and proposed phase in timelines in November 2010. Basel III provides for increases in the minimum Tier 1 common equity ratio and the minimum requirement for the Tier 1 capital ratio. Basel III additionally includes a “capital conservation buffer” on top of the minimum requirement designed to absorb losses in periods of financial and economic distress; and an additional required countercyclical buffer percentage to be implemented according to a particular nation’s circumstances. These capital requirements are further supplemented under Basel III by a non-risk-based leverage ratio. Basel III also reaffirms the Basel Committee’s intention to introduce higher capital requirements on securitization and trading activities.

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

Implementation of Basel III in the United States will require regulations and guidelines by United States banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee. It is unclear how United States banking regulators will define “well-capitalized” in their implementation of Basel III and to what extent and when smaller banking organizations in the United States will be subject to these regulations and guidelines. Basel III standards, if adopted, would lead to significantly higher capital requirements, higher capital charges, and more restrictive leverage and liquidity ratios.

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

A depository institution’s capital tier under the prompt corrective action regulations will depend upon how its capital levels compare with various relevant capital measures and the other factors established by the regulations. A bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater, and a leverage ratio of 5.00% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.00% or greater, a Tier 1 risk-based capital ratio of 4.00% or greater, and a leverage ratio of 4.00% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.00%, a Tier 1 risk-based capital ratio of less than 4.00%, or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.00%, a Tier 1 risk-based capital ratio of less than 3.00%, or a leverage ratio of less than 3.00%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.00% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

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

Our capital management and dividend policy as part of our Three-Year Capital and Strategic Plan includes a policy to refrain from paying dividends in excess of $.01 per share per quarter, except when covered by operating earnings. The amount of future dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by our board of directors in accordance with the capital management and dividend policy.

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

Further, it is the Federal Reserve’s policy that bank holding companies participating in the TARP and other government capital programs must comply on an ongoing basis with the pertinent capital and other requirements established by the U.S. Treasury (including those explicitly set forth in EESA) and related Federal Reserve Board supervisory policy. Moreover, a recipient of taxpayer funds through such capital programs should consider and communicate reasonably in advance to Federal Reserve supervisory staff how the bank holding company’s proposed dividends, capital redemptions, and capital repurchases are consistent with the requirements applicable to its receipt of capital under the program and related Federal Reserve supervisory policy, as well as its ability to redeem securities issued to the government prior to any contractual increase in the dividend rate without affecting safety and soundness.

The terms of our Series B Preferred Stock and Junior Subordinated Notes also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends on our Series B Preferred Stock or in our payment of interest on our Junior Subordinated Notes, we may not pay dividends on our common stock.

The Bancorp is further currently restricted as to the payment of dividends by the memorandum of understanding with the FRB SF. As a result of losses incurred in the second, third, and fourth quarters of 2009, we were expected to inform and consult with the Federal Reserve supervisory staff prior to declaring or paying any dividends and we have agreed under the memorandum of understanding with the FRB SF that we will not, without the FRB SF’s prior written approval, declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. In February, 2012, Bancorp received Federal Reserve approval to make payments on our Series B Preferred Stock and Junior Subordinated Notes. There can be no assurance that our regulators will approve such payments or dividends in the future.

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

The Bank is subject to a restriction on dividends it may pay to the Bancorp under its memorandum of understanding with the DFI and the FDIC. Under the memorandum of understanding the Bancorp entered into with the FRB SF, we agreed that we will not, without the FRB SF’s prior written approval, receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank. The Bank did not pay a dividend to the Bancorp in 2009, 2010, or 2011, but expects to request regulatory approval to pay a dividend to Bancorp during the second quarter of 2012 to increase Bancorp’s cash balance equal to at least two years of Bancorp’s operating expenses and then additional quarterly dividends beginning in the third quarter of 2012 in an amount which would maintain cash balances at Bancorp equal to at least two years of Bancorp’s operating expenses.

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal anti-money laundering and consumer protection statutes and implementing regulations, including the USA Patriot Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act (effective 2013), the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various federal and state privacy protection laws. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

These laws and regulations also mandate certain disclosure and reporting requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to lawsuits and penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

The Dodd-Frank Act provided for the creation of the Consumer Financial Protection Bureau (the “Bureau”) as an independent entity within the Federal Reserve. This Bureau is a new regulatory agency for United States banks. The Bureau has broad rulemaking, supervisory, and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The Bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining banks consumer transactions, and enforcing rules related to consumer financial products and services. The Bureau has begun regulating activities of banks (such as the Bank) with over $10 billion in assets. Banks with less than $10 billion in assets will continue to be examined for compliance with the consumer laws and the regulations of the Bureau by their primary federal banking agency.

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

The Sarbanes-Oxley Act also addresses accounting oversight and corporate governance matters. Management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2011. These assessments are included in Part II—Item 9A—“Controls and Procedures.”

Regulation of Non-bank Subsidiaries

Non-bank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. Additionally, any foreign-based subsidiaries would also be subject to foreign laws and regulations.

Item 1A. Risk Factors.

Difficult business and economic conditions have adversely affected our industry and business.

Our financial performance generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of the collateral securing those loans, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. Recovery in the United States from the recession which began in 2007 has been slow. Dramatic declines in the United States housing and commercial real estate markets, with decreasing prices and increasing delinquencies and foreclosures, continue to negatively impact performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. In addition, concerns about the performance of international economies, including the potential impact of the European debt crises and economic conditions in Asia, particularly the economies of China and Taiwan, can impact the economy here in the United States. Although the U.S. economy has recently showed some signs of improvement, certain sectors, such as real estate, remain weak, and unemployment remains high in general and in the markets in which we operate. Local governments and many businesses are still experiencing serious difficulties due to the lack of consumer spending and liquidity in the credit markets. These economic pressures on consumers and businesses may continue to adversely affect our business, financial condition, results of operations and stock price. In particular, we may face the following risks in connection with these events:

•

We face increased regulation of our industry, including changes by Congress or federal regulatory agencies to the banking and financial institutions regulatory regime and heightened legal standards and regulatory requirements or expectations imposed in connection with the Dodd-Frank Act, the EESA, or the ARRA, or other legislation that may be adopted in the future. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

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

At December 31, 2011, our allowance for loan losses totaled $206.2 million and we had total charge-offs of $77.6 million for 2011. Since 2008 there has been a significant slowdown in the real estate market in portions of Los Angeles, San Diego, Riverside, and San Bernardino counties and the Central Valley of California where many of our commercial real estate and construction loan customers are based. This slowdown reflects declining prices and excess inventories of homes to be sold, which has contributed to financial strain on home builders and suppliers. As of December 31, 2011, we had approximately $4.0 billion in commercial real estate and construction loans. Continuing deterioration in the real estate market generally and in the commercial real estate and residential building segments in particular could result in additional loan charge offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income, and capital.

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

We are subject to a memorandum of understanding with the Federal Reserve Bank of San Francisco, and the Bank is subject to a memorandum of understanding with the California Department of Financial Institutions and the Federal Deposit Insurance Corporation, and we may be subject to further supervisory action by bank supervisory authorities that could have a material negative effect on our business, financial condition, and the value of our common stock.

Under federal and state laws and regulations pertaining to the safety and soundness of financial institutions, the FRB SF has authority over Bancorp and separately the DFI and FDIC have authority over the Bank to compel or restrict certain actions if the Bancorp’s or the Bank’s capital should fall below adequate capital standards as a result of operating losses, or if these regulators otherwise determine that the Bancorp or the Bank have insufficient capital or has engaged in unsafe or unsound practices. Among other matters, the corrective actions may include, but are not limited to, requiring the Bancorp and/or the Bank to enter into informal or formal enforcement orders, including memoranda of understanding, written agreements, supervisory letters, commitment letters, and consent or cease and desist orders to take corrective action and refrain from unsafe and unsound practices; removing officers and directors; assessing civil monetary penalties; and taking possession of and closing and liquidating the Bank. As a result of prior losses during the economic recession, on December 17, 2009, the Bancorp entered into a memorandum of understanding with the FRB SF, and on March 1, 2010, the Bank entered into a memorandum of understanding with the DFI and the FDIC (together the “MOUs”). Under the MOUs, among other things, the Bancorp and the Bank agreed to: limitations on payment of dividends and senior executive officer and director changes; maintain sufficient capital, submit a capital and a strategic plan addressing improved profitability and capital ratios, reduce commercial real estate concentrations, reduce the Bank’s overall risk profile, and implement a plan to improve asset quality.

If we are unable to meet the requirements of the MOUs, we could become subject to additional supervisory action, including a cease and desist order. If our banking supervisors were to take such additional supervisory action, we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, our financial condition, and the value of our common stock. Additionally, there can be no assurance that we will not be subject to further supervisory action or regulatory proceedings that could have a material negative impact on our business.

Additional requirements imposed by the Dodd-Frank Act could adversely affect us.

Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation. The Dodd-Frank Act, adopted in July 2010, provided for sweeping regulatory changes including the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment; the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries; enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks; the termination of investments by the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) and the elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions; additional corporate governance and executive compensation requirements; enhanced financial institution safety and soundness regulations, revisions in FDIC insurance assessment fees and a permanent increase in FDIC deposit insurance coverage to $250,000; authorization for financial institutions to pay interest on business checking accounts; and the establishment of new regulatory bodies, such as the Bureau of Consumer Financial Protection and the Financial Services Oversight Counsel, to identify emerging systemic risks and improve interagency cooperation. Many of the provisions remain subject to final rulemaking and/or study. Accordingly, we cannot fully assess its impact on our operations and costs until final regulations are adopted and implemented.

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

We operate in a highly regulated industry and are or may become subject to regulation by federal, state, and local governmental authorities and various laws, regulations, regulatory guidelines, and judicial and administrative decisions imposing requirements or restrictions on part or all of our operations, capitalization, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We also must comply with numerous federal anti-money laundering and consumer protection statutes and regulations. A considerable amount of management time and resources have been devoted to the oversight of, and the development and implementation of controls and procedures relating to, compliance with these laws and regulations, and we expect that significant time and resources will be devoted to compliance in the future. These laws and regulations mandate certain disclosure and reporting requirements and regulate the manner in which we must deal with our customers when taking deposits, making loans, collecting loans, and providing other services. We also are, or may become subject to, examination, supervision, and additional comprehensive regulation by various federal, state, and local authorities with regard to compliance with these laws and regulations.

Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially, various laws, rules and regulations are proposed, which, if adopted, could impact our operations, increase our capital requirements or substantially restrict our growth and adversely affect our ability to operate profitably by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products. In addition, further regulation could increase the assessment rate we are required to pay to the FDIC, adversely affecting our earnings. It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See Part I—Item 1— “Business—Regulation and Supervision”.

We may experience goodwill impairment.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be fully recoverable. If our estimates of goodwill fair value change, we may determine that impairment charges are necessary. Estimates of fair value are determined based on a complex model using cash flows and company comparisons. If management’s estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

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

A downturn in the real estate markets has hurt our business because many of our loans are secured by real estate. The real estate collateral securing our borrowers’ obligations is principally located in California, and to a lesser extent, in New York, Texas, Massachusetts, Washington, Illinois, and New Jersey. The value of such collateral depends upon conditions in the relevant real estate markets. These include general or local economic conditions and neighborhood characteristics, unemployment rates, real estate tax rates, the cost of operating the properties, governmental regulations and fiscal policies, acts of nature including earthquakes, floods, and hurricanes (which may result in uninsured losses), and other factors beyond our control. The continuing low volume of real estate sales and unpredictability of prices in many markets across the United States could reduce the value of our collateral, in which case we may have to foreclose on the properties. If we are not able to realize a satisfactory amount upon foreclosure sales, we may have to own the properties, subjecting us to exposure to the risks and expenses associated with ownership. Continued declines in real estate sales and prices coupled with any weakness in the economy and continued high unemployment will result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or a lack of growth or a decrease in deposits, which may cause us to incur losses, adversely affect our capital, and hurt our business.

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

Liabilities from environmental regulations could materially and adversely affect our business and financial condition.

In the course of the Bank’s business, the Bank may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. The Bank may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clear up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of any contaminated site, the Bank may be subject to common law claims by third parties based on damages, and costs resulting from environmental contamination emanating from the property. If the Bank ever becomes subject to significant environmental liabilities, its business, financial condition, liquidity, and results of operations could be materially and adversely affected.

The repeal of the federal prohibition on payment of interest on demand deposit accounts will likely increase competition for deposits and could increase our interest expense.

On July 14, 2011, the Federal Reserve implemented a provision of the Dodd-Frank Act by issuing final rules to repeal Regulation Q, which had prohibited the payment of interest on demand deposits by banks. As a result, effective July 21, 2011, banks are now permitted to offer interest-bearing demand deposit accounts to commercial customers. It is unclear to what extent other institutions will offer interest on demand deposit accounts, and the Bank has not yet determined when, or if, it will do so. Our interest expense will increase and our net interest margin will decrease if the Bank begins offering interest on such accounts to attract additional customers or to maintain current customers, which could have a material adverse effect on our results of operations and financial condition.

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

We may become subject to more stringent capital requirements.

The Dodd-Frank Act phases out over a prescribed period of time certain trust preferred securities from Tier 1 capital and requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. In addition, the international “Basel III” standards announced by the Basel Committee, if applied to banks the size of the Bank, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things: increase the minimum Tier 1 common equity ratio to 4.50%; and introduce a capital conservation buffer of an additional 2.50% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7.00%; increase the minimum Tier 1 capital ratio to 8.50% inclusive of the capital conservation buffer; increase the minimum total capital ratio to 10.50% inclusive of the capital conservation buffer; and introduce a countercyclical capital buffer of up to 2.50% of common equity or other fully absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3.00%, based on a measure of total exposure rather than total assets, new liquidity standards and reaffirms the Basel Committee’s intention to introduce higher capital requirements on securitization and trading activities. The new Basel III capital standards will be phased in from January 1, 2013, until January 1, 2019.

It is not yet known how these standards will be implemented by United States regulators generally or how they will be applied, if at all, to banks of our size. However, the final changes to the capital adequacy standards when implemented by the Federal Reserve for the Bank are expected to increase our capital requirements and related compliance costs. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the communities that we serve. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives and certain other employees.

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

Natural disasters such as earthquakes, wildfires, extreme weather conditions, hurricanes, floods, and other acts of nature and geopolitical events involving civil unrest, changes in government regimes, terrorism, or military conflict could adversely affect our business operations and those of our customers and cause substantial damage and loss to real and personal property. These natural disasters and geopolitical events could impair our borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, and result in an increase in the amount of our non- performing loans and a higher level of non-performing assets (including real estate owned), net charge-offs, and provision for loan losses, which could adversely affect our earnings.

Adverse conditions in Asia could adversely affect our business.

A substantial number of our customers have economic and cultural ties to Asia and, as a result, we are likely to feel the effects of adverse economic and political conditions in Asia, including the effects of rising inflation or slowing growth in China and other regions. Additionally, we maintain a branch in Hong Kong. U.S. and global economic policies, military tensions, and unfavorable global economic conditions may adversely impact the Asian economies. This could include an actual or perceived default of certain European Union (“EU”) member states on their debt obligations, the continued uncertainty of the EU’s financial support programs, the possibility that other EU member states may experience similar financial troubles, and any resulting slowdown in the economies of the EU member states. In addition, pandemics and other public health crises or concerns over the possibility of such crises could create economic and financial disruptions in the region. A significant deterioration of economic conditions in Asia could expose us to, among other things, economic and transfer risk, and we could experience an outflow of deposits by those of our customers with connections to Asia. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with or loans made to such entities. Adverse economic conditions in Asia, and in China or Taiwan in particular, may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region.

Because of our participation in the TARP Capital Purchase Program, we are subject to several restrictions including restrictions on compensation paid to our executives.

Pursuant to the terms of the Purchase Agreement between us and the U.S. Treasury (the “Purchase Agreement”), under which we sold $258 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a liquidation preference of $1,000 per share (“Series B Preferred Stock”), we adopted certain standards for executive compensation and corporate governance. These standards generally apply to our Chief Executive Officer, Chief Financial Officer, and the three next most highly compensated executive officers. The standards include (i) ensuring that incentive compensation for senior executive officers does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (ii) requiring clawback of any bonus or incentive compensation paid to a senior executive officer based on statements of earnings, gains, or other criteria that are later proven to be materially inaccurate; (iii) a prohibition on making golden parachute payments to senior executives; and (iv) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods.

The adoption of the ARRA on February 17, 2009, and interim final regulations thereunder effective June 15, 2009, have imposed certain executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, until the institution has repaid the U.S. Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency. The ARRA executive compensation standards are in many respects more stringent than those that continue in effect under TARP and those previously proposed by the U.S. Treasury. The standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock or restricted stock unit grants for up to one-third of an employee’s total annual compensation, which grants cannot vest for a period of at least two years and can be liquidated during the TARP period only in proportion to the repayment of the TARP investment at 25% increments, (ii) prohibitions on golden parachute payments for departure from a company or change in control of the company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards, and other compensation previously provided by TARP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP or otherwise contrary to the public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “Say on Pay” shareholder vote on the compensation of executives.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. In the course of providing financial services, we store personally identifiable data concerning customers or employees of customers. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems and a data breach, there can be no assurance that any such failures, interruptions, or security or data breaches will not occur or, if they do occur, that they will be adequately addressed. Privacy laws and regulations are matters of growing public concern and are continually changing in the states in which we operate. The occurrence of any failures, interruptions, or security or data breaches could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Our need to continue to adapt our information technology systems to allow us to provide new and expanded service and to successfully implement the core system conversion we are currently undergoing, could present operational issues, require significant capital spending, and disrupt our business.

As we continue to offer Internet banking and other on-line and mobile services to our customers, and continue to expand our existing conventional banking services, we will need to adapt our information technology systems to handle these changes in a way that meets constantly changing industry and regulatory standards. This can be very expensive and may require significant capital expenditures. In addition, our success will depend on, among other things, our ability to provide secure and reliable services, anticipate changes in technology, and efficiently develop and introduce services that are accepted by our customers and cost effective for us to provide. We are also in the process of undergoing a core system conversion to a new third party provider. If we are not able to successfully implement the core system conversion in the time frame we currently anticipate and with minimal interruption to our systems and customers, our business could be harmed.

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

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified above in “Forward-Looking Statements,” and in this Item 1A—“Risk Factors.” The capital and credit markets can experience volatility and disruption. Such volatility and disruption can reach unprecedented levels, resulting in downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

Statutory restrictions and restrictions by our regulators on dividends and other distributions from the Bank may adversely impact us by limiting the amount of distributions the Bancorp may receive. Statutory and contractual restrictions and our regulators may also restrict the Bancorp’s ability to pay dividends.

The ability of the Bank to pay dividends to us is limited by various regulations and statutes, including California law, and our ability to pay dividends on our outstanding stock is limited by various regulations and statutes, including Delaware law.

A substantial portion of Bancorp’s cash flow has in earlier years come from dividends that the Bank pays to us. Various statutory provisions restrict the amount of dividends that the Bank can pay to us without regulatory approval. Also, the Bank is subject to a restriction on dividends it may pay us under the MOUs.

The Federal Reserve Board has previously issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with the Federal Reserve supervisory staff prior to taking any actions that could result in a diminished capital base, including any payment or increase in the rate of dividends. In addition, we have agreed under the memorandum of understanding with the FRB SF that we will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. There can be no assurance that our regulators will approve the payment of such dividends. Further, if we are not current in our payment of dividends on our Series B Preferred Stock or interest on our Junior Subordinated Notes, we may not pay dividends on our common stock.

If the Bank were to liquidate, the Bank’s creditors would be entitled to receive distributions from the assets of the Bank to satisfy their claims against the Bank before Bancorp, as a holder of the equity interest in the Bank, would be entitled to receive any of the assets of the Bank as a distribution or dividend.

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

The dividends declared and the accretion on discount on our outstanding preferred stock will reduce the net income available to common stockholders and our earnings per common share. Our outstanding preferred stock is perpetual and currently bears a dividend rate of 5% per annum. If we do not redeem or otherwise retire our preferred stock, this dividend rate increases to 9% per annum commencing in December 2013. Our outstanding preferred stock will also receive preferential treatment in the event of our liquidation, dissolution, or winding up. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The 1,846,374 shares of common stock underlying the Warrant represent approximately 2.3% of the shares of our common stock outstanding as of December 31, 2011 (including the shares issuable upon exercise of the Warrant in total shares outstanding). Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction. In addition, to the extent options to purchase common stock under our stock option plans are exercised, holders of our common stock will incur additional dilution.

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

In June 2003, Cathay Capital Trust I issued $20,619,000 of Floating Rate Trust Preferred Securities. In September 2003, Cathay Statutory Trust I issued $20,619,000 of Floating Rate Trust Preferred Securities. In December 2003, Cathay Capital Trust II issued $12,887,000 of Floating Rate Trust Preferred Securities. In March 2007, Cathay Capital Trust III issued $46,392,000 of Floating Rate Trust Preferred Securities. In May 2007, Cathay Capital Trust IV issued $20,619,000 of Floating Rate Trust Preferred Securities (the “Trust Preferred Securities.)” Payments to investors in respect of the Trust Preferred Securities are funded by distributions on certain series of securities issued by us, with similar terms to the relevant series of Trust Preferred Securities, which we refer to as the “Junior Subordinated Notes.” In addition, in September 2006, the Bank issued $50,000,000 in subordinated debt in a private placement (the “Bank Subordinated Debt”). If we are unable to pay interest in respect of the Junior Subordinated Notes (which will be used to make distributions on the Trust Preferred Securities), or if any other event of default occurs, then we will generally be prohibited from declaring or paying any dividends or other distributions, or redeeming, purchasing or acquiring, any of our capital securities, including the common stock, during the next succeeding interest payment period applicable to any of the Junior Subordinated Notes.

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

Should economic conditions deteriorate further, particularly in the California commercial real estate and residential real estate markets where our business is concentrated, we may need to raise more capital to support any additional provisions for loan losses and loan charge-offs. In addition, we may need to raise more capital to meet other regulatory requirements, if our losses are higher than expected and we believe that we may breach the target capital ratios in our Three-Year Capital and Strategic Plan, or to participate in FDIC-assisted transactions. There can be no assurances that we would succeed in raising any such additional capital, and any capital we obtain may dilute the interests of holders of our common stock, or otherwise have an adverse effect on their investment.

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

Item 1B. Unresolved Staff Comments.

The Company has not received written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued not less than 180 days before the end of its 2011 fiscal year and that remain unresolved.

Item 2. Properties.

Cathay General Bancorp

The Bancorp currently neither owns nor leases any real or personal property. The Bancorp uses the premises, equipment, and furniture of the Bank at 777 North Broadway, Los Angeles, California 90012 and at 9650 Flair Drive, El Monte, California 91731 in exchange for payment of a management fee to the Bank.

Cathay Bank

The Bank’s head office is located in a 36,727 square foot building in the Chinatown area of Los Angeles. The Bank owns both the building and the land upon which the building is situated. The Bank maintains certain of its administrative offices at a seven-story 102,548 square foot office building located at 9650 Flair Drive, El Monte, California 91731. The Bank also owns this building and land in El Monte.

The Bank owns its branch offices in Monterey Park, Alhambra, Westminster, San Gabriel, City of Industry, Cupertino, Artesia, New York City, Flushing (2 locations), and Chicago. In addition, the Bank has certain operating and administrative departments located at 4128 Temple City Boulevard, Rosemead, California, where it owns the building and land with approximately 27,600 square feet of space.

The Bank leases certain other premises. Expiration dates of the Bank’s leases range from May 2012 to October 2017. Our Hong Kong branch is located at 28 Queen’s Road Central Hong Kong. The lease for the 3,436 square foot office commenced on December 16, 2006, and will expire in December 2012. Our representative office in Shanghai is located at Room 2610-A, 1515 Nanjing Road West, Kerry Centre, Shanghai, China, and consists of 869 square feet. The lease was renewed for three years from May 2009 to May 2012. The representative office in Taipei is located at Sixth Floor, Suite 3, 146 Sung Chiang Road, Taipei, Taiwan, and consists of 1,806 square feet. The lease was renewed for one year from July 2011 to June 2012.

As of December 31, 2011, the Bank’s investment in premises and equipment totaled $106.0 million. See Note 8 and Note 14 to the Consolidated Financial Statements.

Item 3. Legal Proceedings.

The Company and its subsidiaries and their property are not currently a party or subject to any material pending legal proceeding.

Item 4. Mine Safety Disclosures.

Not Applicable.

Executive Officers of the Registrant.

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of February 15, 2012.

Name	Age	Present Position and Principal Occupation During the Past Five Years

Dunson K. Cheng	67	Chairman of the Board of Directors of Bancorp and the Bank since 1994; Director, President, and Chief Executive Officer of Bancorp since 1990; President of the Bank since 1985; Director of the Bank since 1982.

Peter Wu	63	Director, Executive Vice Chairman, and Chief Operating Officer of Bancorp and the Bank since October 2003.

Anthony M. Tang	58	Director of Bancorp since 1990; Executive Vice President of Bancorp since 1994; Chief Lending Officer of the Bank since 1985; Director of the Bank since 1986; Senior Executive Vice President of the Bank since December 1998.

Heng W. Chen	59	Executive Vice President, Chief Financial Officer, and Treasurer of Bancorp since June 2003; Executive Vice President of the Bank since June 2003; Chief Financial Officer of the Bank since January 2004.

Irwin Wong	63	Executive Vice President-Branch Administration of the Bank from 1999 to February 2011; Executive Vice President and Chief Risk Officer of the Bank since February 2011.

Kim R. Bingham	55	Executive Vice President and Chief Credit Officer of the Bank since August 2004.

Perry P. Oei	49	Senior Vice President of Bancorp and the Bank since January 2004; General Counsel of Bancorp and the Bank since July 2001; Secretary of Bancorp and the Bank since August 2010.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the symbol “CATY.” Prior to July 3, 2006, our common stock traded on the NASDAQ National Market. The closing price of our common stock on February 15, 2012, was $16.82 per share, as reported by the NASDAQ Global Select Market.

The following table sets forth the high and low closing prices as reported on the NASDAQ Global Select Market for the periods presented:

	Year Ended December 31,
	2011		2010
	High	Low	High	Low
First quarter	$18.87	$15.63	$11.85	$8.20
Second quarter	17.90	14.81	14.70	10.16
Third quarter	17.06	10.21	12.46	9.39
Fourth quarter .	15.19	10.69	16.96	11.84

Holders

As of February 15, 2012, there were approximately 1,684 holders of record of our common stock.

Dividends

The cash dividends per share declared by quarter were as follows:

	Year Ended December 31,
	2011	2010
First quarter	$0.010	$0.010
Second quarter	0.010	0.010
Third quarter	0.010	0.010
Fourth quarter	0.010	0.010

Total	$0.040	$0.040

For information concerning restrictions on the payment of dividends, see Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources—Dividend Policy,” and Note 13 to the Consolidated Financial Statements.

Performance Graph

The graph and accompanying information furnished below compares the percentage change in the cumulative total stockholder return on our common stock from December 31, 2006, through December 31, 2011, with the percentage change in the cumulative total return on the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the SNL Western Bank Index for the same period. The SNL Western Bank Index is a market-weighted index comprised of publicly traded banks and bank holding companies (including the Company) most of which are based in California and the remainder of which are based in eight other western states, including Oregon, Washington, and Nevada. We will furnish, without charge, on the written request of any person who is a stockholder of record as of the record date for the 2012 annual meeting of stockholders, a list of the companies included in the SNL Western Bank Index. Requests for this information should be addressed to Perry Oei, Secretary, Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012. This graph assumes the investment of $100 in our common stock on December 31, 2006, and an investment of $100 in each of the S&P 500 Index and the SNL Western Bank Index on that date.

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

Index	Period Ending
	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Cathay General Bancorp	100.00	77.70	71.51	23.08	51.23	45.93
SNL Western Bank	100.00	83.53	81.33	74.68	84.62	76.45
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76

Source: SNL Financial LC, Charlottesville, VA © 2012

Unregistered Sales of Equity Securities

There were no sales of any equity securities by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

As of December 31, 2011, Bancorp may repurchase up to 622,500 shares of common stock under the November 2007 stock repurchase program, subject to regulatory limitations. No shares were repurchased during the period from January 1, 2011 to December 31, 2011.

Item 6. Selected Financial Data.

The following table presents our selected historical consolidated financial data, and is derived in part from our audited Consolidated Financial Statements. The selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein and with Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except share and per share data)
Income Statement (1)
Interest and dividend income	$453,571	$489,594	$528,731	$589,951	$615,271
Interest expense	139,881	191,688	246,039	294,804	305,750

Net interest income before provision for credit losses	313,690	297,906	282,692	295,147	309,521
Provision for credit losses	27,000	156,900	307,000	106,700	11,000

Net interest income/(loss) after provision for credit losses	286,690	141,006	(24,308)	188,447	298,521

Securities gains/(losses)	21,131	18,695	55,644	(5,971)	810
Other non-interest income	29,761	13,556	23,010	24,878	26,677
Non-interest expense	185,566	175,711	183,037	136,676	128,745

Income/(loss) before income tax expense	152,016	(2,454)	(128,691)	70,678	197,263
Income tax expense/(benefit)	51,261	(14,629)	(61,912)	19,554	71,191

Net income/(loss)	100,755	12,175	(66,779)	51,124	126,072

Less: net income attributable to noncontrolling interest	605	610	611	603	603

Net income/(loss) attributable to Cathay General Bancorp	100,150	11,565	(67,390)	50,521	125,469

Dividends on preferred stock	(16,437)	(16,388)	(16,338)	(1,140)	—

Net income/(loss) attributable to common stockholders	$83,713	$(4,823)	$(83,728)	$49,381	$125,469

Net income/(loss) attributable to common stockholders per common share
Basic	$1.06	$(0.06)	$(1.59)	$1.00	$2.49
Diluted	$1.06	$(0.06)	$(1.59)	$1.00	$2.46
Cash dividends paid per common share .	$0.040	$0.040	$0.205	$0.420	$0.405
Weighted-average common shares
Basic	78,633,317	77,073,954	52,629,159	49,414,824	50,418,303
Diluted	78,640,652	77,073,954	52,629,159	49,529,793	50,975,449

Statement of Condition
Investment securities	$2,447,982	$2,843,669	$3,550,114	$3,083,817	$2,347,665
Net loans (2)	6,844,483	6,615,769	6,678,914	7,340,181	6,608,079
Loans held for sale	760	2,873	54,826	—	—
Total assets	10,644,864	10,801,986	11,588,232	11,582,639	10,402,532
Deposits	7,229,131	6,991,846	7,505,040	6,836,736	6,278,367
Federal funds purchased and securities sold under agreements to repurchase	1,400,000	1,561,000	1,557,000	1,662,000	1,432,025
Advances from the Federal Home Loan Bank	225,000	550,000	929,362	1,449,362	1,375,180
Borrowings from other financial institutions	19,800	27,576	26,532	19,500	8,301
Long-term debt	171,136	171,136	171,136	171,136	171,136
Total equity	1,515,633	1,436,105	1,312,744	1,301,387	980,419

Common Stock Data
Shares of common stock outstanding	78,652,557	78,531,783	63,459,590	49,508,250	49,336,187
Book value per common share	$15.75	$14.80	$16.49	$20.90	$19.70

Profitability Ratios
Return on average assets	0.94%	0.10%	(0.58%)	0.47%	1.38%
Return on average stockholders’ equity	6.78	0.81	(5.20)	4.91	13.28
Dividend payout ratio	3.14	27.16	n/m	42.02	16.36
Average equity to average assets ratio	13.98	12.45	11.29	9.58	10.37
Efficiency ratio	50.90	53.22	50.65	43.52	38.20

*	n/m, not meaningful
(1)	Includes the operating results and the acquired assets and assumed deposits and liabilities of United Heritage Bank after March 30, 2007.
(2)	Net loans represent gross loans net of loan participations sold, allowance for loan losses, and unamortized deferred loan fees.

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

Management believes the following are critical accounting policies that require the most significant judgments and estimates used in the preparation of the Consolidated Financial Statements:

Allowance for Credit Losses

The determination of the amount of the provision for credit losses charged to operations reflects management’s current judgment about the credit quality of the loan portfolio and takes into consideration changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability, and depth of lending management, changes in the volume and severity of past due, non-accrual, and adversely classified or graded loans, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, the existence and effect of any concentrations of credit and the effect of competition, legal and regulatory requirements, and other external factors. The nature of the process by which we determine the appropriate allowance for loan losses requires the exercise of considerable judgment. The allowance is increased by the provision for loan losses and decreased by charge-offs when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies, or defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses in future periods.

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

The Bank’s management allocates a specific allowance for “Impaired Credits,” in accordance with Accounting Standard Codification (“ASC”) Section 310-10-35. For non-Impaired Credits, a general allowance is established for those loans internally classified and risk graded Pass, Minimally Acceptable, Special Mention, or Substandard based on historical losses in the specific loan portfolio and a reserve based on environmental factors determined for that loan group. The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance. The allowance for credit losses is discussed in more detail in “Risk Elements of the Loan Portfolio—Allowance for Credit Losses” below.

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

Goodwill and Goodwill Impairment

Goodwill represents the excess of costs over fair value of assets of businesses acquired. ASC Topic 805, formerly SFAS No. 141, Business Combinations (Revised 2007), requires an entity to recognize the assets, liabilities and any non-controlling interest at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. ASC Topic 805 also requires an entity to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed. Contingent considerations are to be recognized at fair value on the acquisition date in a business combination and would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Accounting for Contingencies.” Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of ASC Topic 350, formerly SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, formerly SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The two-step impairment testing process conducted by us, if needed, begins by assigning net assets and goodwill to our three reporting units- Commercial Lending, Retail Banking, and East Coast Operations. We then complete “step one” of the impairment test by comparing the fair value of each reporting unit (as determined in Note 1 to the Consolidated Financial Statements below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment. Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill. The implied fair value of goodwill is computed by assuming all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill. This adjusted goodwill balance is the implied fair value used in step two. An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value.

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

Results of Operations

Overview

For the year ended December 31, 2011, we reported net income attributable to common stockholders of $83.7 million, or $1.06 per share, compared to net loss attributable to common stockholders of $4.8 million, or $0.06 per share, in 2010, and net loss attributable to common stockholders of $83.7 million, or $1.59 per diluted share, in 2009. The $88.5 million increase in net income from 2010 to 2011 was primarily the results of a decrease of $129.9 million in the provision for credit losses, a $15.8 million increase in net interest income, a decrease of $9.6 million net loss in interest rate swap agreements, a decrease of $7.1 million in FDIC assessments, a decrease of $5.4 million in other real estate owned (“OREO”) expenses, an increase of $2.4 million in gains on sale of securities and an increase of $2.3 million in gain on sale of loans offset by an increase of $65.9 million in income tax expense, an increase of $13.0 million in salaries and incentive compensation, and an increase of $6.0 million in costs associated with debt redemptions. The return on average assets in 2011 was 0.94%, improving from 0.10% in 2010, and improving from negative 0.58% in 2009. The return on average stockholders’ equity was 6.78% in 2011, improving from a 0.81% in 2010, and improving from negative 5.20% in 2009.

Highlights

•	Net income attributable to Bancorp increased $88.6 million, or 766%, to $100.2 million for the year ended 2011 compared to net income of $11.6 million for the year ended 2010.

•	Strong growth in commercial loans – Commercial loans increased $427.1 million, or 29.6%, during 2011, to $1.9 billion at December 31, 2011, compared to $1.4 billion at December 31, 2010.

•	Net charge-offs decreased $60.2 million, or 47.6%, to $66.2 million for the year ended 2011 from $126.4 million for the year ended 2010.

Net income/(loss) available to common stockholders and key financial performance ratios are presented below for the three years indicated:

	2011	2010	2009
	(Dollars in thousands, except share and per share data)
Net income/(loss)	$100,150	$11,565	$(67,390)
Dividends on preferred stock	(16,437)	(16,388)	(16,338)

Net income/(loss) available to common stockholders	$83,713	$(4,823)	$(83,728)

Basic earnings/(loss) per common share	$1.06	$(0.06)	$(1.59)
Diluted earnings/(loss) per common share	$1.06	$(0.06)	$(1.59)
Return on average assets	0.94%	0.10%	-0.58%
Return on average stockholders’ equity	6.78%	0.81%	-5.20%
Total average assets	$10,629,217	$11,489,165	$11,544,807
Total average equity	$1,485,545	$1,430,433	$1,303,575
Efficiency ratio	50.90%	53.22%	50.65%
Effective income tax rate	33.86%	477.45%	48.11%

Net Interest Income

Net interest income increased $15.8 million, or 5.3%, from $297.9 million in 2010 to $313.7 million in 2011. Taxable-equivalent net interest income, using a statutory Federal income tax rate of 35%, totaled $316.0 million in 2011, compared with $298.4 million in 2010, an increase of $17.6 million, or 5.9%. Interest income on tax-exempt securities was $4.2 million, or $6.5 million on a tax-equivalent basis in 2011 compared to $854,000, or $1.3 million on a tax-equivalent basis in 2010. The increase in net interest income was due primarily to the decreases in interest expense paid for time deposits and the prepayment of Federal Home Loan Bank advances and securities sold under agreements to repurchase.

Average loans for 2011 were $6.96 billion, a $61.7 million, or a 0.9% increase from $6.90 billion in 2010. Compared with 2010, average commercial loans increased $306.6 million, or 22.6%, and average residential mortgage loans increased $181.8 million, or 19.0%. Offsetting the above increases was a decrease of $202.1 million, or 5.0% in average commercial mortgage loans and a decreased of $223.8 million, or 41.4%, in average real estate construction loans. Average investment securities were $2.62 billion in 2011, a decrease of $884.6 million, or 25.3%, from 2010, due primarily to decreases of U.S. agency securities of $812.6 million.

Average interest bearing deposits were $6.14 billion in 2011, a decrease of $357.9 million, or 5.5%, from $6.50 billion in 2010 primarily due to decreases of $442.9 million in brokered time deposits offset primarily by increases of $42.8 million in saving deposits. Average FHLB advances and other borrowings decreased $524.7 million, or 62.2%, to $318.6 million in 2011 from $843.3 million in 2010 primarily due to prepayments of FHLB advances in 2011. Average securities sold under agreements to repurchase decreased $111.9 million, or 7.2%, to $1.45 billion in 2011 from $1.56 billion in 2010 primarily due to prepayments of securities sold under agreements to repurchase in 2011.

Taxable-equivalent interest income decreased $34.2 million, or 7.0%, to $455.8 million in 2011 primarily due to decline in volume on investment securities and decreases in loan yields and by a change in the mix of interest-earning assets as discussed below:

•

Decrease in volume: Average interest-earning assets decreased $942.1 million, or 8.7%, to $9.84 billion in 2011, compared with the average interest-earning assets of $10.78 billion in 2010. The decrease in average investment securities balance of $884.6 million in 2011 caused primarily the $26.3 million decline in interest income.

•	Decrease in yield on loans: Yield on loans decreased 28 basis points from 5.52% in 2010 to 5.24% in 2011. The decrease in loan yield caused a $19.5 million decline in interest income.

•

Change in the mix of interest-earnings assets: Average gross loans, which generally have a higher yield than other types of investments, comprised 70.8% of total average interest-earning assets in 2011, an increase from 64.0% in 2010. Average securities comprised 26.6% of total average interest-bearing assets in 2011, a decrease from 32.5% in 2010.

Interest expense decreased by $51.8 million to $139.9 million in 2011 compared with $191.7 million in 2010 primarily due to decreased cost from time deposits and FHLB advances. The overall decrease in interest expense was primarily due to a net decrease in rate and a net decrease in volume as discussed below:

•

Decrease in volume: Average interest-bearing liabilities decreased $994.4 million in 2011, due primarily to the decrease in brokered time deposits, the decrease in FHLB advances, and the decrease in securities sold under agreements to repurchase. The decrease in volume caused interest expense to decline by $31.4 million.

•

Decline in rate: The average cost of interest bearing liabilities decreased 38 basis points to 1.73% in 2011 from 2.11% in 2010 due primarily to a decrease of 28 basis points in the average cost of interest bearing deposits to 1.01% in 2011 from 1.29% in 2010 and a decrease of 67 basis points in average cost of FHLB advances and other borrowings to 3.78% in 2011 from 4.45%. The decline in rate caused interest expense to decline by $20.4 million.

•

Change in the mix of interest-bearing liabilities: Average interest bearing deposits of $6.14 billion increased to 76.0% of total interest-bearing liabilities in 2011 compared to 71.6% in 2010. Offsetting the increases, average FHLB advances and other borrowing decreased to 3.9% of total interest-bearing liabilities in 2011 compared to 9.3% in 2010.

Our taxable-equivalent net interest margin, defined as taxable-equivalent net interest income to average interest-earning assets, increased 44 basis points to 3.21% in 2011 from 2.77% in 2010. The increase in net interest margin from the prior year primarily resulted from decreases in the rate on interest bearing deposits, and the prepayment of FHLB advances and securities sold under agreement to repurchase contributed to the increase in the net interest margin.

Net interest income increased $15.2 million, or 5.4%, from $282.7 million in 2009 to $297.9 million in 2010. Taxable-equivalent net interest income, using a statutory Federal income tax rate of 35%, totaled $298.4 million in 2010, compared with $283.1 million in 2009, an increase of $15.3 million, or 5.4%. Interest income on tax-exempt securities was $854,000, or $1.3 million on a tax-equivalent basis in 2010, compared to $788,000, or $1.2 million on a tax-equivalent basis in 2009. The increase in net interest income was due primarily to the decreases in interest expense paid for money market accounts, time deposits, and Federal Home Loan Bank advances.

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

Taxable-equivalent interest income decreased $39.1 million, or 7.4%, to $490.1 million in 2010 primarily due to decline in rates on investment securities and decreases in loan volume and by a change in the mix of interest-earning assets as discussed below:

•

Decrease in volume: Average interest-earning assets decreased $28.4 million, or 0.3%, to $10.78 billion in 2010, compared with the average interest-earning assets of $10.81 billion in 2009. The decrease in average loan balance of $367.4 million in 2010 was the primary cause of the $21.6 million decline in interest income.

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

Interest expense decreased by $54.3 million to $191.7 million in 2010, compared with $246.0 million in 2009, primarily due to decreased cost from time deposits, money market deposits, and FHLB advances. The overall decrease in interest expense was primarily due to a net decrease in rate and a net decrease in volume as discussed below:

•

Decrease in volume: Average interest-bearing liabilities decreased $274.7 million in 2010, due primarily to the decrease in public and brokered time deposits and the decrease in FHLB advances offset by increases in interest bearing demand deposits, money market deposits, savings and time deposits greater than $100,000. The decrease in volume caused interest expense to decline by $11.9 million.

•

Decline in rate: The average cost of interest bearing liabilities decreased 52 basis points to 2.11% in 2010 from 2.63% in 2009 due primarily to a decrease of 73 basis points in the average cost of interest bearing deposits to 1.29% in 2010 from 2.02% in 2009. The decline in rate caused interest expense to decline by $42.5 million.

•

Change in the mix of interest-bearing liabilities: Average interest bearing deposits of $6.50 billion increased to 71.6% of total interest-bearing liabilities in 2010 compared to 70.7% in 2009. Offsetting the increases, average FHLB advances and other borrowing of $843.3 million decreased to 9.3% of total interest-bearing liabilities in 2010, compared to 10.7% in 2009.

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

Interest-Earning Assets and Interest-Bearing Liabilities

	2011 Average Balance	Interest Income/ Expense(4)	Average Yield/ Rate (1)(2)	2010 Average Balance	Interest Income/ Expense(4)	Average Yield/ Rate (1)(2)	2009 Average Balance	Interest Income/ Expense(4)	Average Yield/ Rate (1)(2)
	(Dollars in thousands)
Interest-Earning Assets:
Commercial loans	$1,662,937	$72,188	4.34%	$1,356,368	$63,124	4.65%	$1,464,696	$69,648	4.76%
Residential mortgages	1,140,936	57,541	5.04	959,112	49,823	5.19	829,418	43,742	5.27
Commercial mortgages	3,822,757	220,070	5.76	4,024,863	240,747	5.98	4,133,061	251,343	6.08
Real estate construction loans	316,323	14,352	4.54	540,151	26,334	4.88	819,746	36,339	4.43
Other loans	17,583	429	2.44	18,382	634	3.45	19,333	759	3.93

Loans (1)	6,960,536	364,580	5.24	6,898,876	380,662	5.52	7,266,254	401,831	5.53
Taxable securities	2,484,629	83,083	3.34	3,476,259	106,568	3.07	3,216,516	123,939	3.85
Tax-exempt securities (3)	134,245	6,489	4.83	27,258	1,314	4.82	18,996	1,212	6.38
FHLB stock	58,999	177	0.30	68,780	237	0.34	71,798	149	0.21
Federal funds sold & securities purchased under agreement to resell	84,493	83	0.10	6,932	14	0.20	58,482	1,351	2.31
Interest-bearing deposits	113,566	1,430	1.26	300,471	1,259	0.42	174,939	673	0.38

Total interest-earning assets	$9,836,468	$455,842	4.63	$10,778,576	$490,054	4.55	$10,806,985	$529,155	4.90
Non-interest Earning Assets
Cash and due from banks	161,711			95,996			111,736
Other non-earning assets	872,638			876,771			803,789

Total non-interest earning assets	1,034,349			972,767			915,525
Less: Allowance for loan losses	(233,744)			(254,420)			(168,530)
Deferred loan fees	(7,856)			(7,758)			(9,173)

Total Assets	$10,629,217			$11,489,165			$11,544,807

Interest-Bearing Liabilities:
Interest-bearing demand deposits	426,252	756	0.18	397,434	927	0.23	295,770	1,059	0.36
Money market deposits	979,253	7,351	0.75	966,888	8,733	0.90	890,427	13,233	1.49
Savings deposits	411,953	482	0.12	369,190	694	0.19	338,781	799	0.24
Time deposits	4,323,833	53,625	1.24	4,765,632	73,808	1.55	5,084,309	118,465	2.33

Total interest-bearing deposits	6,141,291	62,214	1.01	6,499,144	84,162	1.29	6,609,287	133,556	2.02
Federal funds purchased	27	0	1.29	—	—	—	8,392	23	0.27
Securities sold under agreement to repurchase	1,448,363	60,733	4.19	1,560,215	66,141	4.24	1,562,447	65,182	4.17
FHLB advances and other borrowings	318,606	12,044	3.78	843,321	37,533	4.45	997,277	42,443	4.26
Long-term debt	171,136	4,890	2.86	171,136	3,852	2.25	171,136	4,835	2.83

Total interest-bearing liabilities	8,079,423	139,881	1.73	9,073,816	191,688	2.11	9,348,539	246,039	2.63
Non-interest Bearing Liabilities:
Demand deposits	996,215			911,351			781,391
Other liabilities	68,034			73,565			111,302
Stockholders’ equity	1,485,545			1,430,433			1,303,575

Total liabilities and stockholders’ equity	$10,629,217			$11,489,165			$11,544,807

Net interest spread (4)			2.90%			2.44%			2.27%
Net interest income (4)		$315,961			$298,366			$283,116

Net interest margin (4)			3.21%			2.77%			2.62%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Taxable-Equivalent Net Interest Income—Changes Due to Rate and Volume(1)

	2011 - 2010 Increase/(Decrease) in Net Interest Income Due to:			2010 - 2009 Increase/(Decrease) in Net Interest Income Due to:
	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate	Total Change
	(In thousands)
Interest-Earning Assets
Deposits with other banks	$(1,155)	$1,326	$171	$521	$65	$586
Federal funds sold and securities purchased under agreements to resell	(1,179)	1,248	69	(657)	(680)	(1,337)
Taxable securities	(32,493)	9,008	(23,485)	(1,332)	(16,039)	(17,371)
Tax-exempt securities (2)	5,171	4	5,175	160	(58)	102
FHLB Stock	(31)	(29)	(60)	2	86	88
Loans	3,376	(19,458)	(16,082)	(20,273)	(896)	(21,169)

Total decrease in interest income	(26,311)	(7,901)	(34,212)	(21,579)	(17,522)	(39,101)

Interest-Earning Liabilities
Interest-bearing demand deposits	63	(234)	(171)	26	(158)	(132)
Money market deposits	110	(1,492)	(1,382)	(342)	(4,158)	(4,500)
Savings deposits	73	(285)	(212)	(7)	(98)	(105)
Time deposits	(6,410)	(13,773)	(20,183)	(7,033)	(37,624)	(44,657)
Federal funds purchased	—	—	—	(23)	—	(23)
Securities sold under agreemenst to repurchase	(4,697)	(711)	(5,408)	35	924	959
FHLB advances and other borrowings	(20,521)	(4,968)	(25,489)	(4,536)	(374)	(4,910)
Long-term debt	—	1,038	1,038	—	(983)	(983)

Total decrease in interest expense	(31,382)	(20,425)	(51,807)	(11,880)	(42,471)	(54,351)

Change in net interest income	$5,071	$12,524	$17,595	$(9,699)	$24,949	$15,250

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned has been adjusted to a fully tax-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.

Provision for Credit Losses

The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses and an allowance for off-balance sheet unfunded credit commitments that management believes to be sufficient to absorb credit losses inherent in the Bank’s loan portfolio and credit commitments. The Bank recorded a $27.0 million provision for credit losses in 2011 compared with $156.9 million in 2010, and $307.0 million in 2009. Net charge-offs for 2011 were $66.2 million, or 1.0% of average loans, compared to net charge-offs for 2010 of $126.4 million, or 1.8% of average loans, and compared to net charge-offs for 2009 of $219.3 million, or 3.0% of average loans. The decreases in provision for credit losses and net charge-offs in 2011 were primarily due to decreases in non-performing loans.

Non-interest Income

Non-interest income increased $18.6 million, or 57.8%, to $50.9 million for 2011, from $32.3 million for 2010, and compared to $78.7 million for 2009. Non-interest income includes depository service fees, letters of credit commissions, securities gains (losses), gains (losses) from loan sales, gains from sale of premises and equipment, and other sources of fee income. These other fee-based services include wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from our Wealth Management division, and foreign exchange fees.

The increase in non-interest income of $18.6 million, or 57.8%, from 2010 to 2011 was primarily due to a combination of the following:

•	A $9.6 million decrease in loss on the value of interest rate swap agreements due to higher unrealized losses recognized during 2010.

•

A $2.4 million increase in securities gains. We sold securities of $1.3 billion and recorded net gains on sale of securities of $21.1 million in 2011 compared to security sales of $1.1 billion with $19.3 million net gains on sale of securities in 2010.

•	A $2.3 million increase in gains on sale of loans.

•	A $1.2 million increase in wealth management commissions.

•	A $1.2 million increase in letters of credit commissions.

•	A $1.1 million increase in venture capital income mainly due to venture capital investment distributions.

•	A $1.1 million increase in commissions from foreign currency and exchange transactions.

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

Non-interest Expense

Non-interest expense includes expenses related to salaries and benefits of employees, occupancy expenses, marketing expenses, computer and equipment expenses, amortization of core deposit intangibles, and other operating expenses. Non-interest expense totaled $185.6 million in 2011 compared with $175.7 million in 2010. The increase of $9.9 million, or 5.6%, in non-interest expense in 2011 compared to 2010 was primarily due to a combination of the following:

•	Salaries and employee benefits increased $13.0 million, or 22.1%, primarily due to increases in incentive compensation and the hiring of new employees.

•	Costs associated with debt redemption increased $6.0 million, 41.9%, primarily due to prepayment penalties on prepaying FHLB advances.

•	Professional service expense increased $2.6 million, or 14.6%, due primarily to increases in legal expenses, collection expenses, and consulting expenses.

•	Occupancy expense increased $2.0 million, or 16.7%, primarily due to a correction in the depreciation life for certain components of our administrative office building made in 2010.

•	Offsetting the above increases were a $7.1 million decrease in FDIC and state assessments, a $5.4 million decrease in OREO expenses, and a $3.2 million decrease in write-down on loans held for sale.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, decreased to 50.90% in 2011 compared to 53.22% in 2010 due primarily to higher non-interest expenses as explained above.

Non-interest expense totaled $175.7 million in 2010, compared with $183.0 million in 2009. The decrease of $7.3 million, or 4.0%, in non-interest expense in 2010 compared to 2009 was primarily due to decreases in other real estate owned (“OREO”) expense offset by increases in prepayment penalty from prepaying FHLB advances and by increases in write-downs on loans held for sale. In 2010, OREO expense decreased $20.1 million primarily due to a $12.0 million increase in gains on OREO sales and transfers and an $8.1 million decrease in provision for OREO write-downs. In addition, occupancy expenses decreased $3.9 million in 2010 primarily due to a correction in the depreciation life for certain components of our administrative office building at 9650 Flair Drive, El Monte, California, which opened in January 2009. Salaries and employee benefits also decreased $2.0 million primarily due to decreases in option compensation expenses. Offsetting the above decreases were increases of $14.3 million in prepayment penalties arising from prepaying $379.4 million of FHLB advances in 2010 and increases of $3.2 million in write-downs on loans held for sale.

The efficiency ratio increased to 53.22% in 2010, compared with 50.65% in 2009, due primarily to lower non-interest income as explained above.

Income Tax Expense

Income tax expense was $51.3 million in 2011, compared to an income tax benefit of $14.6 million in 2010, and income tax benefit of $61.9 million in 2009. The effective tax rate was 33.9% for 2011, 477% for 2010, and 48.1% for 2009. The effective tax rate differed from the composite statutory composite rate of 42% primarily as a result of low income housing and other tax credits totaling $10.1 million recognized in 2011, $11.2 million recognized in 2010, and $10.6 million recognized in 2009. The income tax benefit in 2010 and 2009 was primarily due to the net loss in both years.

Our tax returns are open for audits by the Internal Revenue Service back to 2010 and by the FTB of the State of California back to 2003. We are currently under audit by the California FTB for the years 2003 to 2007. From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. When, and if, such differences occur and the related tax effects become probable and estimable, such amounts will be recognized.

Financial Condition

Total assets were $10.6 billion at December 31, 2011, a decrease of $157.1 million, or 1.5%, from $10.8 billion at December 31, 2010, primarily due to decreases of $395.7 million in investment securities and decreases of $110.0 million from securities purchased under agreements to resell, offset by increases of $190.6 million in gross loans, and increases of $88.6 million in short-term investments.

Investment Securities

Investment securities were $2.4 billion and represented 23.00% of total assets at December 31, 2011, compared with $2.8 billion, or 26.33%, of total assets at December 31, 2010. The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2011	2010
	(In thousands)
Securities Held-to-Maturity:
U.S. government sponsored entities	$99,966	$99,921
State and municipal securities	129,577	130,107
Mortgage-backed securities	913,990	600,107
Corporate debt securities	9,971	9,967

Total securities held-to-maturity	$1,153,504	$840,102

Securities Available-for-Sale:
U.S. treasury securities	$—	$118,828
U.S. government sponsored entities	501,226	825,082
State and municipal securities	1,928	1,718
Mortgage-backed securities	337,631	642,305
Collateralized mortgage obligations	16,486	25,194
Asset-backed securities	166	240
Corporate debt securities	380,429	369,425
Mutual funds	6,035	3,927
Preferred stock of government sponsored entities	1,654	719
Trust preferred securities	45,963	14,437
Other equity securities	2,960	1,692

Total securities available-for-sale	$1,294,478	$2,003,567

Total investment securities	$2,447,982	$2,843,669

ASC Topic 320 requires an entity to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an entity must recognize an other-than-temporary impairment (“OTTI”) to its investment securities. If an entity does not intend to sell the debt security and will not be required to sell the debt security, the entity must consider whether it will recover the amortized cost basis of the security. If the present value of expected cash flows is less than the amortized cost basis of the security, OTTI shall be considered to have occurred. OTTI is then separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. An entity determines the impairment related to credit losses by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. OTTI related to the credit loss is thereafter recognized in earnings. OTTI related to all other factors is recognized in other comprehensive income. OTTI not related to the credit loss for a held-to-maturity security should be recognized separately in a new category of other comprehensive income and amortized over the remaining life of the debt security as an increase in the carrying value of the security only when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its remaining amortized cost basis.

At December 31, 2011, all of the Company’s mortgage-backed securities were rated as investment grade except for three non-agency issues. Two issues not rated investment grade had a par amount of $430,000 and an unrealized loss of $182,000. The other issue, which was rated below investment grade by one rating agency and investment grade by another rating agency had a par amount of $7.0 million and an unrealized loss of $428,000. The unrealized losses resulted from increases in credit spreads subsequent to the date that these securities were purchased. Based on the Company’s analysis at December 31, 2011, there was no OTTI in these securities due to the low loan to value ratio for the loans underlying these securities and the credit support provided by junior tranches of these securitizations. The Company has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost for those three non-agency mortgage-backed securities issues.

The Company’s unrealized loss on investments in corporate bonds relates to a number of investments in bonds of financial institutions, all of which were investment grade at the date of acquisition and as of December 31, 2011, except for one issue, of which the Company owns $5 million of par value, by a regional bank which was downgraded to below investment grade during the fourth quarter of 2010. The unrealized losses were primarily caused by the widening of credit spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that these bonds would not be settled at a price less than the amortized cost of the investments. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider its investments in these corporate bonds to be other-than-temporarily impaired at December 31, 2011.

The temporarily impaired securities represent 18.7% of the fair value of investment securities as of December 31, 2011. Unrealized losses for securities with unrealized losses for less than twelve months represent 5.4%, and securities with unrealized losses for twelve months or more represent 9.2%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased. All of these securities were investment grade as of December 31, 2011, except the four issues mentioned above. At December 31, 2011, 28 issues of securities had unrealized losses for 12 months or longer and 30 issues of securities had unrealized losses of less than 12 months.

At December 31, 2011, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our consolidated statements of operations. We expect to recover the amortized cost basis of our debt securities, and have no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery. The table below shows the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of December 31, 2011, and December 31, 2010:

	As of December 31, 2011
	Temporarily Impaired Securities
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
Corporate debt securities	$9,635	$337	1	$—	$—	—	$9,635	$337	1

Total securities held-to-maturity	$9,635	$337	1	$—	$—	—	$9,635	$337	1

Securities Available-for-Sale
U.S. government sponsored entities	$49,993	$7	1	$—	$—	—	$49,993	$7	1
Mortgage-backed securities	564	4	8	35	1	2	599	5	10
Mortgage-backed securities-Non- agency	—	—	—	6,719	431	2	6,719	431	2
Collateralized mortgage obligations	—	—	—	570	238	4	570	238	4
Asset-backed securities	—	—	—	166	6	1	166	6	1
Corporate debt securities	185,577	14,201	17	172,857	17,528	19	358,434	31,729	36
Mutual funds	1,987	13	1	—	—	—	1,987	13	1
Trust preferred securities	5,674	24	2	—	—	—	5,674	24	2

Total securities available-for- sale	$243,795	$14,249	29	$180,347	$18,204	28	$424,142	$32,453	57

Total investment securities	$253,430	$14,586	30	$180,347	$18,204	28	$433,777	$32,790	58

Temporarily Impaired Securities

	As of December 31, 2010
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)
Securities Held-to-Maturity
State and municipal securities	$121,161	$8,946	122	—	—	—	$121,161	$8,946	122
Mortgage-backed securities	89,439	1,653	2	—	—	—	89,439	1,653	2
Corporate debt securities	9,954	13	1	—	—	—	9,954	13	1

Total securities held-to-maturity	$220,554	$10,612	125	$—	$—	—	$220,554	$10,612	125

Securities Available-for-Sale
U.S. Treasury securities	$118,828	$6,745	5	$—	$—	—	$118,828	$6,745	5
U.S. government sponsored entities	578,118	6,840	12	—	—	—	578,118	6,840	12
State and municipal securities	1,718	157	2	—	—	—	1,718	157	2
Mortgage-backed securities	354	4	7	32	1	1	386	5	8
Mortgage-backed securities-Non-agency	—	—	—	10,127	118	3	10,127	118	3
Collateralized mortgage obligations	—	—	—	887	115	4	887	115	4
Asset-backed securities	—	—	—	240	5	1	240	5	1
Corporate debt securities	310,630	6,438	30	—	—	—	310,630	6,438	30
Mutual funds	3,927	73	1	—	—	—	3,927	73	1
Trust preferred securities	10,384	170	2	—	—	—	10,384	170	2

Total securities available-for-sale	$1,023,959	$20,427	59	$11,286	$239	9	$1,035,245	$20,666	68

Total investment securities	$1,244,513	$31,039	184	$11,286	$239	9	$1,255,799	$31,278	193

The scheduled maturities and taxable-equivalent yields by security type are presented in the following tables:

Securites Portfolio Maturity Distribution and Yield Analysis:

	As of December 31, 2011
	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Maturity Distribution:
Securities Held-to-Maturity:
U.S. government sponsored entities	$99,966	$—	$—	$—	$99,966
State and municipal securities	—	—	19,738	109,839	129,577
Mortgage-backed securities	—	—	—	913,990	913,990
Corporate debt securities	—	—	9,971	—	9,971

Total securities held-to-maturity	$99,966	$—	$29,709	$1,023,829	$1,153,504

Securities Available-for-Sale:
U.S. government sponsored entities	$—	$100,067	$401,159	$—	$501,226
State and municipal securities	—	—	—	1,928	1,928
Mortgage-backed securities (1)	—	464	79,985	257,182	337,631
Collateralized mortgage obligations (1)	—	—	14,641	1,845	16,486
Asset-backed securities (1)	—	—	—	166	166
Corporate debt securities	17,915	23,120	339,394	—	380,429
Mutual funds	—	—	—	6,035	6,035
Preferred stock of government sponsored entities (2)	—	—	—	1,654	1,654
Trust preferred securities	—	—	—	45,963	45,963
Other equity securities	—	—	—	2,960	2,960

Total securities available-for-sale	$17,915	$123,651	$835,179	$317,733	$1,294,478

Total investment securities	$117,881	$123,651	$864,888	$1,341,562	$2,447,982

Weighted-Average Yield:

Securities Held-to-Maturity:
U.S. government sponsored entities	2.17%	—	—	—	2.17%
State and municipal securities	—	—	4.61	4.80	4.77
Mortgage-backed securities	—	—	—	3.75	3.75
Corporate debt securities	—	—	2.45	—	2.45

Total securities held-to-maturity	2.17%	0.00%	1.94%	3.86%	3.72%

Securities Available-for-Sale:
U.S. government sponsored entities	—	0.72%	2.09%	—	1.82%
State and municipal securities (3)	—	—	—	4.82	4.82%
Mortgage-backed securities (1)	—	6.38	4.52	3.53	3.76%
Collateralized mortgage obligations (1)	—	—	4.96	7.26	5.22%
Asset-backed securities (1)	—	—	—	2.25	2.25%
Corporate debt securities	2.16	2.60	3.49	—	3.37%
Mutual funds	—	—	—	2.97	2.97%
Trust preferred securities	—	—	—	6.32	6.32%

Total securities available-for-sale	2.16%	1.09%	2.94%	3.90%	3.00%

Total investment securities	2.17%	1.09%	2.90%	3.87%	3.34%

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	There is no stated maturity for equity securities.
(3)	Weighted average yield has been adjusted to a fully-taxable equivalent basis.

Loans

Loans represented 70.8% of average interest-earning assets during 2011, compared with 64.0% during 2010. Gross loans, including loans held for sale, increased by $188.5 million, or 2.7%, to $7.06 billion at December 31, 2011, compared with $6.87 billion at December 31, 2010. The increase in gross loans was primarily attributable to the following:

•

Commercial loans increased $427.1 million, or 29.6%, to $1.87 billion at December 31, 2011, compared to $1.44 billion at December 31, 2010. Commercial loans consist primarily of short-term loans (typically with a maturity of one year or less) to support general business purposes, or to provide working capital to businesses in the form of lines of credit, trade-finance loans, loans for commercial purposes secured by cash, and SBA loans.

•

Total residential mortgage loans increased by $119.8 million, or 14.1%, to $972.3 million at December 31, 2011, compared to $852.5 million at December 31, 2010, primarily due to the low level of interest rates.

•	Real estate construction loans decreased $172.6 million, or 42.1%, to $237.4 million at December 31, 2011, compared to $410.0 million at December 31, 2010.

•

Commercial mortgage loans decreased $191.2 million, or 4.9%, to $3.75 billion at December 31, 2011, compared to $3.94 billion at December 31, 2010. Total commercial mortgage loans accounted for 53.1% of gross loans at December 31, 2011, compared to 57.4% at December 31, 2010. Commercial mortgage loans include primarily commercial retail properties, shopping centers, and owner-occupied industrial facilities, and, secondarily, office buildings, multiple-unit apartments, hotels, and multi-tenanted industrial properties, and are typically secured by first deeds of trust on such commercial properties. In addition, the Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings where the borrower either uses the property for business purposes or derives income from tenants.

Our lending relates predominantly to activities in the states of California, New York, Texas, Washington, Massachusetts, Illinois, and New Jersey, although we have some loans to domestic clients who are engaged in international trade. Loans outstanding in our branch in Hong Kong were $160.5 million as of December 31, 2011, compared to $78.3 million as of December 31, 2010.

The classification of loans by type and amount outstanding as of December 31 for each of the past five years is presented below:

Loan Type and Mix

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Commercial loans	$1,868,275	$1,441,167	$1,307,880	$1,620,438	$1,435,861
Residential mortgage loans and equity lines	1,186,969	1,061,330	878,266	791,497	663,707
Commercial mortgage loans	3,748,897	3,940,061	4,065,155	4,132,850	3,762,689
Real estate construction loans	237,372	409,986	626,087	913,168	799,230
Installment and other loans	17,699	16,077	21,754	14,415	22,158

Gross loans and leases	7,059,212	6,868,621	6,899,142	7,472,368	6,683,645

Less:
Allowance for loan losses	(206,280)	(245,231)	(211,889)	(122,093)	(64,983)
Unamortized deferred loan fees	(8,449)	(7,621)	(8,339)	(10,094)	(10,583)

Total loans and leases, net	$6,844,483	$6,615,769	$6,678,914	$7,340,181	$6,608,079

Loans held for sale	$760	$2,873	$54,826	$—	$—

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

Contractual Maturity of Loan Portfolio

	Within One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial loans
Floating rate	$1,089,838	$284,047	$37,124	$1,411,009
Fixed rate	374,578	79,499	3,189	457,266
Residential mortgage loans and equity lines
Floating rate	—	801	228,023	228,824
Fixed rate	10,053	20,335	927,757	958,145
Commercial mortgage loans
Floating rate	500,081	1,438,862	758,914	2,697,857
Fixed rate	288,515	586,372	176,153	1,051,040
Real estate construction loans
Floating rate	183,420	26,141	—	209,561
Fixed rate	15,435	12,376	—	27,811
Installment and other loans
Floating rate	2,890	—	—	2,890
Fixed rate	14,725	84	—	14,809

Total Loans	$2,479,535	$2,448,517	$2,131,160	$7,059,212

Floating rate	$1,776,229	$1,749,851	$1,024,061	$4,550,141
Fixed rate	703,306	698,666	1,107,099	2,509,071

Total Loans	2,479,535	2,448,517	2,131,160	7,059,212

Allowance for loan losses				(206,280)
Unamortized deferred loan fees				(8,449)

Net loans				$6,844,483

Loans held for sale				$760

Deposits

The Bank primarily uses customer deposits to fund its operations, and to a lesser extent borrowings in the form of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and other borrowings. The Bank’s deposits are generally obtained from the Bank’s geographic market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media. Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting time deposits from political subdivisions and public agencies. The Bank considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management’s decisions as to the most economic funding sources. Brokered-deposits totaled $138.9 million, or 1.9% of total deposits, at December 31, 2011, compared to $417.8 million, or 6.0%, at December 31, 2010.

The Company’s total deposits increased $237.3 million, or 3.4%, to $7.23 billion at December 31, 2011, from $6.99 billion at December 31, 2010, primarily due to a $304.6 million, or 9.5%, increase in time deposits of

$100,000 or more, a $144.4 million, or 15.5%, increase in non-interest-bearing demand deposits, and a $34.8 million, or 9.0%, increase in saving deposits offset by a $248.3 million, or 23.0%, decrease in time deposits under $100,000. A decrease of $278.9 million in brokered-deposits caused primarily the decreases in time deposits under $100,000.

The following table displays the deposit mix for the past three years:

Deposit Mix

	Year Ended December 31,
	2011		2010		2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Demand deposits	$1,074,718	14.9%	$930,300	13.3%	$864,551	11.5%
NOW deposits	451,541	6.2	418,703	6.0	337,304	4.5
Money market deposits	951,516	13.2	982,617	14.0	943,164	12.6
Saving deposits	420,030	5.8	385,245	5.5	347,724	4.6
Time deposits under $100,000	832,997	11.5	1,081,266	15.5	1,529,954	20.4
Time deposits of $100,000 or more	3,498,329	48.4	3,193,715	45.7	3,482,343	46.4

Total	$7,229,131	100.0%	$6,991,846	100.0%	$7,505,040	100.0%

Average total deposits decreased $273.0 million, or 3.7%, to $7.14 billion in 2011 compared with average total deposits of $7.41 billion in 2010.

The following table displays average deposits and rates for the past five years:

Average Deposits and Average Rates

	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Demand deposits	$996,215	—%	$911,351	—%	$781,391	—%	$772,982	—%	$782,347	—%
NOW deposits	426,252	0.18	397,434	0.23	295,770	0.36	255,185	0.61	232,114	1.22
Money market deposits	979,253	0.75	966,888	0.90	890,427	1.49	736,739	1.84	699,606	3.08
Saving deposits	411,953	0.12	369,190	0.19	338,781	0.24	334,222	0.36	344,066	0.95
Time deposits	4,323,833	1.24	4,765,632	1.55	5,084,309	2.33	4,530,923	3.56	3,852,468	4.72

Total	$7,137,506	0.87%	$7,410,495	1.14%	$7,390,678	1.81%	$6,630,051	2.68%	$5,910,601	3.54%

Management considers the Bank’s time deposits of $100,000 or more (Jumbo CDs) to be generally less volatile than other wholesale funding sources primarily because:

•	approximately 57.1% of the Bank’s Jumbo CDs have been on deposit with the Bank for two years or more;

•	the Jumbo CD portfolio is widely-held with 16,180 individual accounts averaging approximately $216,000 per account owned by 10,531 individual depositors as of December 31, 2011; and

•

the ratio of relatively higher percentage of Jumbo CDs to total deposits exists in most of the Asian-American banks in our California market because of a higher savings rate within the communities we serve.

Management monitors the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the customers the Bank is serving.

Of our Jumbo CDs, approximately 88.8% matured within one year as of December 31, 2011. The following tables display time deposits of $100,000 or more by maturity:

Time Deposits of $100,000 or More by Maturity

At December 31, 2011
(In thousands)
Less than three months	$1,068,655
Three to six months	698,514
Six to twelve months	1,339,440
Over one year	391,720

Total	$3,498,329

The following table displays time deposits with a remaining term of more than one year at December 31, 2011:

Maturities of Time Deposits with a Remaining Term

of More Than One Year for Each

of the Five Years Following December 31, 2011

(In thousands)
2013	$261,987
2014	176,277
2015	191
2016	1,228
2017	—

Borrowings

Borrowings include securities sold under agreements to repurchase, Federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

At December 31, 2011, other borrowings from a financial institution were $880,000 with a weighted average rate of 0.55% compared to $8.5 million with a weighted average rate of 0.48% at December 31, 2010.

Securities sold under agreements to repurchase were $1.4 billion with a weighted average rate of 4.14% at December 31, 2011, compared to $1.6 billion with a weighted average rate of 4.18% at December 31, 2010. Two long-term securities sold under agreements to repurchase totaling $100.0 million with a weighted average rate of 4.77% matured in March 2011. In May 2011, the Company prepaid a security sold under agreement to repurchase of $50 million with a rate of 4.83% and incurred a prepayment penalty of $1.7 million. Fourteen floating-to-fixed rate agreements totaling $750.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 100 basis points to three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. Quarterly average balance for securities sold under agreements to repurchase was $1.4 billion for the last three quarters in 2011, $1.5 billion for the first quarter of 2011, and $1.6 billion for all quarters in 2010 and all quarters in 2009. The table below provides summary data for callable securities sold under agreements to repurchase as of December 31, 2011:

(Dollars in millions)	Fixed-to-floating						Floating-to-fixed		Total
Callable	All callable at December 31, 2011						All callable at December 31, 2011
Rate type	Float Rate						Fixed Rate
Rate index	8% minus 3 month LIBOR

Maximum rate	3.75%	3.53%	3.50%	3.50%	3.53%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	1	4	3	1	1	10	4	27
Amount	$150.0	$50.0	$200.0	$150.0	$50.0	$50.0	$550.0	$200.0	$1,400.0
Weighted average rate	3.75%	3.53%	3.50%	3.50%	3.53%	3.25%	4.54%	5.00%	4.14%
Final maturity	2014	2014	2014	2015	2015	2015	2014	2017

These transactions are accounted for as collateralized financing transactions and recorded at the amount at which the securities were sold. We may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.6 billion as of December 31, 2011, and $1.7 billion as of December 31, 2010.

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	2011	2010	2009
	(Dollars in thousands)
Average amount outstanding during the year (1)	$1,448,363	$1,560,215	$1,562,447
Maximum amount outstanding at month-end (2)	1,559,000	1,566,000	1,587,000
Balance, December 31	1,400,000	1,561,000	1,557,000
Rate, December 31	4.14%	4.18%	4.19%
Weighted average interest rate for the year	4.19%	4.24%	4.17%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were January 2011, September 2010, and February 2009.

Total advances from the FHLB decreased by $325.0 million to $225.0 million at December 31, 2011, from $550.0 million at December 31, 2010. The Company prepaid advances from the FHLB totaling $450.0 million with a weighted rate of 4.39% and incurred prepayment penalties of $18.5 million in 2011, compared to prepaying $379.4 million with a rate of 4.62% and incurring prepayment penalties totaling $14.3 million in 2010. As of December 31, 2011, $225.0 million FHLB advances with weighted average rate of 2.08% were outstanding compared to $550.0 million FHLB advances with weighted average rate of 4.43% at December 31, 2010.

Long-term Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction (the “Bank Subordinated Debt”). The debt had an original maturity term of 10 years, was unsecured and bore interest at a rate of three-month LIBOR plus 110 basis points, payable on a quarterly basis. In March 2011, the Company extended the debt for an additional year. As part of the extension agreement, the rate was increased from LIBOR plus 110 basis points to LIBOR plus 330 basis points for 2011 and 2012, after which time it reverts back to LIBOR plus 110 basis points. At December 31, 2011, the per annum interest rate on the subordinated debt was 3.88% compared to 1.40% at December 31, 2010. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying Consolidated Balance Sheets.

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

At December 31, 2011, Junior Subordinated Notes totaled $121.1 million with a weighted average interest rate of 2.72% compared to $121.1 million with a weighted average rate of 2.46% at December 31, 2010. The Junior Subordinated Notes have a stated maturity term of 30 years. The Junior Subordinated Notes issued qualify as Tier 1 capital for regulatory reporting purposes. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes our contractual obligations and commitments to make future payments as of December 31, 2011. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Contractual obligations:
Securities sold under agreements to repurchase (1)	$—	$950,000	$250,000	$200,000	$1,400,000
Advances from the Federal Home Loan Bank (2)	225,000	—	—	—	225,000
Other borrowings	880	—	—	18,920	19,800
Long-term debt	—	—	—	171,136	171,136
Operating leases	5,896	8,771	3,578	179	18,424
Deposits with stated maturity dates	3,891,643	438,264	1,419	—	4,331,326

	$4,123,419	$1,397,035	$254,997	$390,235	$6,165,686

Other commitments:
Commitments to extend credit	905,649	482,980	56,682	181,212	1,626,523
Standby letters of credit	61,301	775	—	—	62,076
Commercial letters of credit	64,233	—	—	—	64,233
Bill of lading guarantees	187	—	—	—	187

Total contractual obligations and other commitments	$5,154,789	$1,880,790	$311,679	$571,447	$7,918,705

(1)	These repurchase agreements have a final maturity of 5 years, 7 years and 10 years from origination date but are callable on a quarterly basis after the six months or one year anniversary according to agreements.
(2)	FHLB advances of $100.0 million that mature in 2012 are puttable on a quarterly basis as of December 31, 2011.

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

Capital Resources

Stockholders’ Equity

In 2010, the Company sold $132.3 million of new common stock consisting of 15,028,409 shares at an average price of $8.80 per share. Net of issuance costs and fees, this issuance added $124.9 million to common stockholders’ equity. In 2009, the Company sold $126.0 million of new common stock consisting of 13,869,856 shares at an average price of $8.61 per share. Net of issuance costs and fees, this issuance added $119.4 million to common stockholders’ equity. The Company did not sell any common stock in 2011.

Total equity of $1.52 billion at December 31, 2011, was up $79.5 million, or 5.5%, compared to $1.44 billion at December 31, 2010. The increase in stockholders’ equity was due to a $100.2 million increase in net income, amortization of unearned compensation of $1.8 million, option exercise of $1.3 million, and reinvestment of dividends of $287,000, offset by payments of dividends on preferred stock of $13.5 million, payments of dividends on common stock of $3.1 million, an increase of $7.7 million in unrealized losses on securities, and a tax short-fall of $218,000 mainly from the expiration of stock options. The Company paid common stock cash dividends of $0.04 per common share in 2011 and in 2010.

We have participated in the U.S. Treasury TARP Capital Purchase Program under the Emergency Economic Stabilization Act of 2008. Pursuant to this program, on December 5, 2008, the U.S. Treasury purchased 258,000 shares of our Series B Preferred Stock in the amount of $258.0 million. The Series B Preferred Stock pays cumulative compounding dividends at a rate of 5% per year for the first five years, and thereafter at a rate of 9% per year. The shares are non-voting, other than class voting rights on matters that could adversely affect the shares. They are callable at par after three years. In conjunction with the purchase of senior preferred shares, the U.S. Treasury received warrants to purchase 1,846,374 shares of common stock at the exercise price of $20.96 with an aggregate market price equal to $38.7 million, 15% of the senior preferred stock amount that U.S. Treasury invested. The exercise price of $20.96 was calculated based on the average of closing prices of our common stock on the 20 trading days ending on the last trading day prior to November 17, 2008, the date that we received the preliminary approval for the capital purchase from the U.S. Treasury. The Company also adopted the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds securities issued under this program. See Part I — Item 1A — “Risk Factors” for a discussion of some of the factors that may affect us.

As of December 31, 2011, we remained authorized to purchase up to 622,500 shares of our common stock under our November 2007 stock repurchase program. No shares were repurchased during the four years from 2008 to 2011. As long as the U. S. Treasury owns any of our Series B Preferred Stock, we are precluded from any repurchase of our common stock unless we are current in our dividend payments on our Series B Preferred Stock. As discussed below under “Capital Resources- Regulatory Matters,” we are also subject to other restrictions on the repurchase of our common stock.

Capital Adequacy

Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements. The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At December 31, 2011, Tier 1 risk-based capital ratio of 15.97%, total risk-based capital ratio of 17.85%, and Tier 1 leverage capital ratio of 12.93%, continued to place the Bancorp in the “well capitalized” category, which is defined as institutions with Tier 1 risk-based capital ratio equal to or greater than 6.00%, total risk-based capital ratio equal to or greater than 10.00%, and Tier 1 leverage capital ratio equal to or greater than 5.00%. The comparable ratios for the Bancorp at December 31, 2010, were Tier 1 risk-based capital ratio of 15.37%, total risk-based capital ratio of 17.27%, and Tier 1 leverage capital ratio of 11.44%.

Cathay Real Estate Investment Trust, of which 100% of the common stock is owned by the Bank, sold $4.4 million during 2003 and $4.2 million during 2004 of its 7.0% Series A Non-Cumulative preferred stock to accredited investors. During 2005, the Trust repurchased $131,000 of its preferred stock. This preferred stock qualifies as Tier 1 capital under current regulatory guidelines.

A table displaying the Bancorp’s and the Bank’s capital and leverage ratios at December 31, 2011, and 2010, is included in Note 22 to the Consolidated Financial Statements.

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. Commencing with the second quarter of 2009, our board of directors reduced our common stock dividend to $.08 per share and to $.01 per share thereafter. In January 2010, we adopted a capital management and dividend policy as part of our Three-Year Capital and Strategic Plan which included a policy to refrain from paying dividends in excess of $.01 per share per quarter, except when covered by operating earnings. On November 17, 2010, the Federal Reserve issued guidance that bank holding companies with U.S. Government investments still outstanding should not increase dividend payouts. The amount of future dividends will depend on earnings, financial condition, approval by our regulators, the repayment of our Series B Preferred Stock, capital requirements, and other factors, and will be determined by our Board of Directors in accordance with the capital management and dividend policy.

Substantially all of the revenues of the Company available for payment of dividends derive from amounts paid to it by the Bank. The terms of the Bank Subordinated Debt limit the ability of the Bank to pay dividends to us if the Bank is not current in paying interest on the Bank Subordinated Debt or another event of default has occurred. As further discussed under “Regulatory Matters,” the Bank is subject to a restriction on dividends it may pay to the Bancorp under a memorandum of understanding with the DFI and the FDIC. Under the memorandum of understanding we entered into with the Federal Reserve Bank of San Francisco (FRB SF), we agreed that we will not, without the FRB SF’s prior written approval, receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank. The Bank did not pay dividends to Bancorp in both 2010 and 2011 but expects to request regulatory approval to pay a dividend to Bancorp during the second quarter of 2012 to increase Bancorp’s cash balance to equal at least two years of Bancorp’s operating expenses and then additional quarterly dividends beginning in the third quarter of 2012 in an amount which would maintain cash balances at Bancorp equal to at least two years of Bancorp’s operating expenses.

The terms of our Series B Preferred Stock and Junior Subordinated Notes also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends on our Series B Preferred Stock or in our payment of interest on our Junior Subordinated Notes, we may not pay dividends on our common stock. The Federal Reserve Board has previously issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. As a result of losses incurred in 2009, we were expected to so inform and consult with the Federal Reserve supervisory staff prior to declaring or paying any dividends in the future, Bancorp received Federal Reserve approval to make payments on our Series B Preferred Stock and Junior Subordinated Notes. There can be no assurance that our regulators will approve the payment of such dividends.

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2011, was restricted to approximately $55.3 million.

Regulatory Matters

On December 17, 2009, the Bancorp entered into a memorandum of understanding with the Federal Reserve Bank of San Francisco (FRB SF) under which we agreed that we will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. We do not believe that this agreement regarding dividends from the Bank will have a material adverse effect on our operations. We had retained a portion of the proceeds from our common stock offerings to be used, for among other things, payments of future dividends on our common and preferred stock and payments on trust preferred securities. At December 31, 2011, our cash on hand totaled $19.8 million which is sufficient to cover future dividends on our common stock at the current quarterly rate of $.01 per share, on our preferred stock, and interest on our Trust Preferred Securities, subject to FRB SF approval, for the next twelve months.

Under the memorandum, we also agreed to submit to the FRB SF for review and approval a plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank, a dividend policy for the Bancorp, a plan to improve management of our liquidity position and funds management practices, and a liquidity policy and contingency funding plan for the Bancorp. As part of our compliance with the memorandum, on January 22, 2010, we submitted to the FRB SF a Three-Year Capital and Strategic Plan that updates a previously submitted plan and establishes, among other things, targets for our Tier 1 risk-based capital ratio, total risk-based capital ratio, Tier 1 leverage capital ratio and tangible common risk-based ratio, each of which, where applicable, are above the minimum requirements for a well-capitalized institution. In addition, we agreed to notify the FRB SF prior to effecting certain changes to our senior executive officers and board of directors and we are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments. We also agreed in the memorandum that we will not, without the prior written approval of the FRB SF, directly or indirectly, (i) incur, renew, increase or guaranty any debt, (ii) issue any trust preferred securities, or (iii) purchase, redeem, or otherwise acquire any of our stock. The target, actual, and any excess or deficiency capital levels of the Three-Year Capital and Strategic Plan submitted to the FRB SF are as follows as of December 31, 2011:

	Tier 1 risk-based capital ratio	Total risk-based capital ratio	Tier 1 leverage capital ratio	Tangible common risk-based ratio *
Actual	15.97%	17.85%	12.93%	11.36%
Target Levels	11.50%	13.50%	9.50%	5.00%
Excess	4.47%	4.35%	3.43%	6.36%

*	Tier 1 risk-based capital excluding preferred stock, trust preferred stock and REIT preferred stock divided by total risk-weighted assets.

On March 1, 2010, the Bank entered into a memorandum of understanding with the Department of Financial Institutions (DFI) and the FDIC pursuant to which we are required to develop and implement, within specified time periods, plans satisfactory to the DFI and the FDIC to reduce commercial real estate concentrations, to enhance and to improve the quality of our stress testing of the Bank’s loan portfolio, and to revise our loan policy in connection therewith; to develop and adopt a strategic plan addressing improved profitability and capital ratios and to reduce the Bank’s overall risk profile; to develop and adopt a capital plan; to develop and implement a plan to improve asset quality, including the methodology for calculating the loss reserve allocation and evaluating its adequacy; and to develop and implement a plan to reduce dependence on wholesale funding. In addition, we are required to report our progress to the DFI and FDIC on a quarterly basis. As part of our compliance with the Bank memorandum, on April 30, 2010, we submitted to the DFI and the FDIC a Three-Year

Capital Plan that updated the Three-Year Capital and Strategic Plan previously submitted to the FRB SF on January 22, 2010, and established, among other things, targets for our Tier 1 risk-based capital ratio and total risk-based capital ratio, each of which are above the minimum requirements for a well-capitalized institution and effective June 30, 2010, a target Tier 1 to total tangible assets ratio. At December 31, 2011, we are in compliance with the applicable target ratios. The target, actual, and any excess or deficiency capital levels of the Three-Year Capital Plan submitted to the DFI and FDIC are as follows as of December 31, 2011:

	Tier 1 risk-based capital ratio	Total risk-based capital ratio	Tier 1 capital to total tangible assets ratio
Actual	15.64%	17.51%	12.52%
Target Levels	11.50%	13.50%	9.50%
Excess	4.14%	4.01%	3.02%

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

The Bancorp and the Bank have taken appropriate steps to comply with the terms of their respective memoranda of understanding and we believe we are in compliance with the memoranda. In particular, on January 21, 2010 the Board of Directors of the Bank appointed the Compliance Committee to review the Company’s management and governance and to make recommendations based on such review and, on February 18, 2010, appointed the Company’s Audit Committee to oversee the implementation of the two memoranda. We do not believe that the memoranda or our compliance activities will have a material adverse effect on our operations or financial condition, including liquidity. If we fail to comply with the terms of the memoranda, that failure could lead to additional enforcement action by regulators that could have a material adverse effect on our operations or financial condition.

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

Total non-performing portfolio assets, excluding non-accrual loans held for sale, decreased $24.5 million, or 7.5%, to $300.6 million at December 31, 2011, compared with $325.1 million at December 31, 2010, primarily due to a $41.1 million decrease in non-accrual loans offset by a $1.7 million increase in accruing loans past due 90 days or more and a $15.0 million increase in OREO.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets decreased to 4.20% at December 31, 2011, from 4.68% at December 31, 2010. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 100.2% at December 31, 2011, from 100.1% at December 31, 2010.

The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Accruing loans past due 90 days or more	$6,726	$5,006	$—	$6,733	$9,265
Non-accrual loans	201,197	242,319	280,643	181,202	58,275

Total non-performing loans	207,923	247,325	280,643	187,935	67,540

Real estate acquired in foreclosure and other assets	92,713	77,740	71,014	63,892	16,147

Total non-performing assets	$300,636	$325,065	$351,657	$251,827	$83,687

Accruing troubled debt restructurings (TDRs)	$120,016	$136,800	$54,992	$924	$12,601
Non-accrual TDRs (included in non-accrual loans)	$50,870	$28,146	$41,609	$11,614	$1,665
Non-accrual loans held for sale	$760	$2,873	$54,826	$—	$—
Non-performing assets as a percentage of gross loans and other real estate owned at year-end	4.20%	4.68%	5.05%	3.34%	1.25%
Allowance for credit losses as a percentage of gross loans	2.95%	3.60%	3.15%	1.73%	1.04%
Allowance for credit losses as a percentage of non-performing loans	100.20%	100.10%	77.36%	68.87%	102.99%

The effect of non-accrual loans on interest income for the past five years is presented below:

	2011	2010	2009	2008	2007
	(In thousands)
Non-accrual Loans
Contractual interest due	$13,049	$17,304	$23,746	$14,043	$5,324
Interest recognized	71	4,853	9,830	8,782	2,756

Net interest foregone	$12,978	$12,451	$13,916	$5,261	$2,568

As of December 31, 2011, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

Non-accrual Loans

At December 31, 2011, total non-accrual portfolio loans of $201.2 million decreased $41.1 million, or 17.0%, from $242.3 million at December 31, 2010. The allowance for the collateral-dependent impaired loans is calculated by the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contract, or other available market price information. The allowance for collateral-dependent impaired loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

Non-accrual portfolio loans at December 31, 2011, consisted of five residential construction loans totaling $25.3 million, three non-farm non-residential construction loans totaling $20.7 million, 46 commercial real estate loans totaling $96.8 million, 11 land loans totaling $11.0 million, 46 commercial loans totaling $30.7 million, and 56 residential mortgage loans totaling $16.7 million. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status. The comparable numbers for 2010 were four residential construction loans totaling $25.2 million, 10 non-farm non-residential construction loans totaling $28.7 million, 51 commercial real estate loans totaling $122.7 million, 13 land loans totaling $21.9 million, 36 commercial loans totaling $31.5 million, and 47 residential mortgage loans totaling $12.3 million.

At December 31, 2011, non-accrual loans held for sale of $760,000 decreased $2.1 million from $2.9 million at December 31, 2010. In 2011, we added six new loans of $4.4 million, transferred one loan of $2.9 million to OREO, and sold four loans of $3.6 million for a net gain on sale of $88,000. At December 31, 2011, loans held for sale were comprised of a commercial construction loan of $500,000 and a residential mortgage loan of $260,000. At December 31, 2010, non-accrual loans held for sale of $2.9 million decreased $51.9 million from $54.8 million at December 31, 2009. In 2010, we sold six held for sale loans of $31.7 million, transferred seven loans of $21.5 million to OREO, wrote down $2.9 million loans held for sale based on their appraisal value, and added four new loans of $4.3 million which were sold.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	December 31, 2011		December 31, 2010
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/Multi-family residence	$52,896	$3,078	$50,341	$7,665
Commercial real estate	106,665	1,929	138,557	—
Land	10,975	—	21,923	—
Personal Property (UCC)	—	25,654	—	23,833

Total	$170,536	$30,661	$210,821	$31,498

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$120,623	$1,518	$183,637	$2,234
Wholesale/Retail	33,675	5,833	16,599	14,870
Food/Restaurant	—	817	277	400
Import/Export	—	22,493	—	13,994
Other	16,238	—	10,308	—

Total	$170,536	$30,661	$210,821	$31,498

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

Other Real Estate Owned

At December 31, 2011, the net carrying value of other real estate owned (“OREO”) increased $15.0 million, or 19.3%, to $92.7 million from $77.7 million at December 31, 2010. OREO located in California was $32.3 million and was comprised primarily of five parcels of land zoned for residential purpose of $9.9 million, four parcels of land zoned for commercial purposes of $4.8 million, two commercial building construction projects of $3.5 million, one residential construction project of $588,000, twelve office and commercial use buildings of $13.2 million, and two single family residential properties of $395,000. OREO located in Texas was $48.6 million and was comprised of eight commercial use buildings of $33.5 million, three parcels of land zoned for residential purposes of $11.7 million, three commercial building construction projects of $2.4 million, and three single family residential properties of $959,000. OREO located in the state of Washington was $3.9 million and was comprised of two retail stores $1.6 million, three parcels of land zoned for residential purpose of $1.2 million, one commercial construction project of $658,000, and three single family residential properties of $531,000. OREO located in the state of Nevada was $4.8 million and was comprised of a parcel of land zoned for residential purpose of $3.5 million and one commercial use building of $1.3 million. OREO in all other states was $3.0 million and was comprised of three commercial use properties of $2.1 million and four single family residential properties of $878,000.

For 2010, OREO located in California was $55.9 million and was comprised primarily of seven parcels of land zoned for residential purpose of $14.3 million, six parcels of land zoned for commercial purposes of $8.1 million, two commercial building construction projects of $4.8 million, three residential construction projects of $9.7 million, eleven office and commercial use buildings of $18.4 million, and three single family residential properties of $605,000. OREO located in Texas was $12.9 million and was comprised of two residential construction projects of $3.7 million, two commercial use buildings construction projects of $1.9 million, two parcels of land zoned for residential purpose of $3.6 million, two multi-family residences of $1.7 million, one parcel of land zoned for commercial purposes of $906,000, three single family residential properties of $786,000, and an industrial building of $291,000. OREO located in the state of Washington was $4.3 million and was comprised of two residential construction projects of $1.8 million, one parcel of land zoned for residential purposes of $1.3 million, a commercial building construction project of $949,000, and a single family residence of $241,000. OREO located in the state of Nevada was a parcel of land zoned for residential purpose of $3.3 million. OREO in all other states was $1.3 million and was comprised primarily of three commercial use properties.

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a formal modification of the terms of a loan when the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. Although these loan modifications are considered under ASC Subtopic 310-40, formerly SFAS 15, to be troubled debt restructurings, the loans must have, pursuant to the Bank’s policy, performed under the restructured terms and have demonstrated sustained performance under the modified terms for six months before being returned to accrual status. The sustained performance considered by management pursuant to its policy includes the periods prior to the modification if the prior performance met or exceeded the modified terms. This would include cash paid by the borrower prior to the restructure to set up interest reserves.

Troubled debt restructurings on accrual status totaled $120.0 million at December 31, 2011, and were comprised of 32 loans, a decrease of $16.8 million, compared to 28 loans totaling $136.8 million at December 31, 2010. TDRs at December 31, 2011, were comprised of eleven retail shopping and commercial use building loans of $74.4 million, seven office and commercial use building loans of $23.8 million, one hotel loan of $7.9 million, ten single family residential loans of $13.3 million, one land loan of $635,000 and two commercial loans of $39,000. We expect that the troubled debt restructuring loans on accruing status as of December 31, 2011, which are all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. The comparable TDRs at December 31, 2010, were comprised of eight retail shopping and commercial use building loans of $64.4 million, six office and commercial use building loans of $20.8 million, three multi-family residential loans of $21.4 million, two hotel loans of $15.4 million, four single family residential loan of $10.5 million, three land loans of $2.5 million, and two commercial loans of $1.8 million.

A summary of TDRs by type of loans and by accrual/non-accrual status is shown below:

	December 31, 2011
	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
			(In thousands)
Accruing TDRs
Commercial loans	$12,933	$1,756	$—	$431	$15,120
Real estate construction loans	16,820	9,659	—	5,776	32,255
Commercial mortgage loans	471	37,796	2,071	28,935	69,273
Residential mortgage loans	1,294	587	—	1,487	3,368

Total accruing TDRs	$31,518	$49,798	$2,071	$36,629	$120,016

	December 31, 2011
	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial loans	$—	$616	$1,859	$1,506	$—	$3,981
Real estate construction loans	—	13,579	12,376	—	—	25,955
Commercial mortgage loans	2,633	9,727	—	—	5,076	17,436
Residential mortgage loans	311	2,427	449	—	311	3,498

Total non-accrual TDRs	$2,944	$26,349	$14,684	$1,506	$5,387	$50,870

	December 31, 2010
	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Accruing TDRs
Commercial loans	$1,131	$1,780	$—	$1,114	$4,025
Commercial mortgage loans	17,338	87,411	3,459	20,831	129,039
Residential mortgage loans	2,658	599	—	479	3,736

Total accruing TDRs	$21,127	$89,790	$3,459	$22,424	$136,800

	December 31, 2010
	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Non-accrual TDRs
Commercial mortgage loans	$1,239	$21,156	$2,310	$1,113	$25,818
Residential mortgage loans	340	1,037	—	951	2,328

Total non-accrual TDRs	$1,579	$22,193	$2,310	$2,064	$28,146

The activity within our TDR loans for 2011 and 2010 are shown below:

	2011	2010
	(In thousands)
Accruing TDRs
Beginning balance	$136,800	$54,992
New restructurings	60,863	55,815
Restructured loans restored to accrual status	709	53,432
Charge-offs	(2,341)	—
Payments	(46,313)	(8,205)
Restructured loans placed on nonaccrual	(28,969)	(18,371)
Expiration of loan concession	(733)	(863)

Ending balance	$120,016	$136,800

	2011	2010
	(In thousands)
Non-accrual TDRs
Beginning balance	$28,146	$41,609
New restructurings	13,269	74,543
Restructured loans placed on nonaccrual	28,969	18,371
Charge-offs	(7,303)	(21,293)
Payments	(3,355)	(8,035)
Foreclosures	(8,147)	(23,617)
Restructured loans restored to accrual status	(709)	(53,432)

Ending balance	$50,870	$28,146

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over 90 days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally a loan amount is $500,000 or less, are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are based on “as is” or bulk sale valuations. To ensure that appraised values remain current, we generally obtain an updated appraisal every six months from qualified independent appraisers. Furthermore, if the most current appraisal is dated more than three months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral. If the third party market data indicates that the value of our collateral property values has declined since the most recent valuation date, we adjust downward the value of the property to reflect current market conditions. If the fair value of the collateral is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 3% to 6% of the fair value, depending on the size of impaired loan, is charged off against the allowance for loan losses. Non-accrual impaired loans are not returned to accruing status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due, and are continued to be reviewed for continued impairment until they are no longer reported as troubled debt restructurings.

We identified impaired loans with a recorded investment of $322.0 million at December 31, 2011, compared to $382.0 million at December 31, 2010. The average balance of impaired loans was $361.4 million in 2011 and $370.6 million in 2010. We considered all non-accrual loans to be impaired. Interest recognized on impaired loans totaled $5.3 million in 2011 and $10.0 million in 2010. As of December 31, 2011, $170.5 million, or 84.8%, of the $201.2 million of non-accrual portfolio loans was secured by real estate. As of December 31, 2010, $210.8 million, or 87.0%, of the $242.3 million of non-accrual loans was secured by real estate. In light of declining property values in the current economic downturn affecting the real estate markets, the Bank has obtained current appraisals, sales contract, or other available market price information which provides updated factors in evaluating potential loss.

At December 31, 2011, $7.6 million of the $206.3 million allowance for loan losses was allocated for impaired loans and $198.7 million was allocated to the general allowance. At December 31, 2010, $15.2 million of the $245.2 million allowance for loan losses was allocated for impaired loans and $230.0 million was allocated to the general allowance. The amount of the allowance for loan losses allocated to impaired loans decreased from 2010 to 2011 as a result of the charge-off of specific allowances. In 2011, net loan charge-offs were $66.2 million, or 0.95%, of average loans compared to $126.4 million, or 1.83%, of average loans in 2010.

The allowance for credit losses to non-accrual loans increased to 103.6% at December 31, 2011, from 102.2% at December 31, 2010. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

The following table presents impaired loans and the related allowance and charge-off as of the dates indicated:

	Impaired Loans
	At December 31, 2011			At December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(Dollars in thousands)
With no allocated allowance
Commercial loans	$46,671	$38,194	$—	$41,233	$27,775	$—
Real estate construction loans	134,836	78,767	—	102,186	64,274	—
Commercial mortgage loans	187,580	149,034	—	211,717	156,305	—
Residential mortgage and equity lines	8,555	7,987	—	7,823	7,436	—

Subtotal	$377,642	$273,982	$—	$362,959	$255,790	$—

With allocated allowance
Commercial loans	$11,795	$7,587	$3,336	$13,930	$7,748	$2,925
Real estate construction loans	—	—	—	15,429	13,416	7,470
Commercial mortgage loans	29,722	28,023	2,969	98,593	96,449	3,812
Residential mortgage and equity lines	13,813	12,381	1,247	9,811	8,589	978

Subtotal	$55,330	$47,991	$7,552	$137,763	$126,202	$15,185

Total impaired loans	$432,972	$321,973	$7,552	$500,722	$381,992	$15,185

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

As of December 31, 2011, construction loans of $16.8 million were disbursed with pre-established interest reserves of $3.2 million compared to construction loans of $101.9 million with pre-established interest reserves of $4.5 million at December 31, 2010. The balance for construction loans with interest reserves which have been extended was zero at December 31, 2011, compared to $63.6 million at December 31, 2010. Land loans of $10.8 million were disbursed with pre-established interest reserves of $223,000 at December 31, 2011, compared to none at December 31, 2010.

At December 31, 2011, the Bank had no loans on non-accrual status with available interest reserves. At December 31, 2011, $13.4 million of non-accrual residential construction loans, $20.7 million of non-accrual non-residential construction loans, and $7.9 million of non-accrual land loans had been originated with pre-established interest reserves. At December 31, 2010, $25.3 million of non-accrual residential construction loans, $28.9 million of non-accrual non-residential construction loans, and $11.3 million of non-accrual land loans had been originated with pre-established interest reserves. While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity. Typically, these extensions are required due to construction delays, delays in sales or lease of property, or some combination of these two factors.

Loan Concentration

Most of our business activity is with customers located in the predominantly Asian areas of California; New York City; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; and New Jersey. We have no specific industry concentration, and generally our loans are collateralized with real property or other pledged collateral. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral. We experienced no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of December 31, 2011.

The Federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. In January 2010, the Bank reduced its internal limit for CRE loans from 400% of total capital to 300% of total capital to be achieved no later than December 2011. Total loans for construction, land development, and other land represented 23% as of December 31, 2011, and 40% of total risk-based capital as of December 31, 2010. Total CRE loans represented 236% as of December 31, 2011, and 285% of total risk-based capital as of December 31, 2010. See Part I — Item 1A — “Risk Factors” for a discussion of some of the factors that may affect us.

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

In addition, the Board of Directors of the Bank has established a written credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Bank maintains an adequate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is adequate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectibility when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality has resulted in an increase in the number of delinquencies, bankruptcies, and defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses in the current period. See Part I — Item 1A — “Risk Factors” for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

The allowance for loan losses was $206.3 million and the allowance for off-balance sheet unfunded credit commitments was $2.1 million at December 31, 2011, and represented the amount that the Company believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio including unfunded commitments. The allowance for credit losses, the sum of allowance for loan losses and for off-balance sheet unfunded credit commitments, was $208.3 million at December 31, 2011, compared to $247.6 million at December 31, 2010, a decrease of $39.2 million, or 15.8%. The allowance for credit losses represented 2.95% of period-end gross loans, excluding loans held for sale, and 100.2% of non-performing portfolio loans at December 31, 2011. The comparable ratios were 3.60% of period-end gross loans and 100.1% of non-performing loans at December 31, 2010.

The following table sets forth the information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the past five years:

Allowance for Credit Losses

	Amount Outstanding as of December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of year	$245,231	$211,889	$122,093	$64,983	$60,220
Provision for credit losses	27,000	156,900	307,000	106,700	11,000
Reversal of/(transfer to) reserve for off-balance sheet credit commitments	268	2,870	2,125	(2,756)	(107)
Charge-offs :
Commercial loans	(11,745)	(21,609)	(59,370)	(12,932)	(7,503)
Construction loans-residential	(20,801)	(14,889)	(71,147)	(20,653)	(978)
Construction loans-other	(16,699)	(30,432)	(22,128)	—	—
Real estate loans	(27,327)	(47,765)	(52,931)	(5,291)	(903)
Real estate land loans	(1,054)	(24,060)	(16,967)	(9,553)	(667)
Installment loans and other loans	—	—	(4)	(254)	(23)

Total charge-offs	(77,626)	(138,755)	(222,547)	(48,683)	(10,074)
Recoveries:
Commercial loans	1,774	4,712	904	1,750	3,025
Construction loans-residential	3,808	5,448	1,140	83	190
Construction loans-other	665	553	—	—	—
Real estate loans	4,539	933	461	—	265
Real estate land loans	621	668	692	—	—
Installment loans and other loans	—	13	21	16	32

Total recoveries	11,407	12,327	3,218	1,849	3,512
Allowance from acquisitions	—	—	—	—	432

Balance at end of year	$206,280	$245,231	$211,889	$122,093	$64,983

Reserve for off-balance sheet credit commitments
Balance at beginning of year	$2,337	$5,207	$7,332	$4,576	$4,469
Provision (reversal)/transfer for credit losses	(268)	(2,870)	(2,125)	2,756	107

Balance at end of year	$2,069	$2,337	$5,207	$7,332	$4,576

Average loans outstanding during the year (1)	$6,959,331	$6,879,457	$7,262,831	$7,214,689	$6,170,505
Ratio of net charge-offs to average loans outstanding during the year (1)	0.95%	1.84%	3.02%	0.65%	0.11%
Provision for credit losses to average loans outstanding during the year (1)	0.39%	2.28%	4.23%	1.48%	0.18%
Allowance for credit losses to non-performing portfolio loans at year-end (2)	100.20%	100.10%	77.36%	68.87%	102.99%
Allowance for credit losses to gross loans at year-end (1)	2.95%	3.60%	3.15%	1.73%	1.04%

(1)	Excluding loans held for sale
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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

Allocation of Allowance for Loan Losses

	As of December 31,
	2011		2010		2009		2008		2007
	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans
	(Dollars in thousands)
Type of Loans:
Commercial loans	$65,658	23.9%	$63,919	19.7%	$57,815	20.2%	$44,508	21.7%	$24,081	21.1%
Residential mortgage loans and equity lines	10,795	16.4	9,668	13.9	8,480	11.4	2,678	10.2	1,314	9.9
Commercial mortgage loans	108,021	54.9	128,347	58.3	100,494	56.8	35,060	55.7	26,646	56.4
Real estate construction loans	21,749	4.5	43,261	7.8	45,086	11.3	39,820	12.1	12,906	12.1
Installment and other loans	57	0.3	36	0.3	14	0.3	27	0.3	36	0.5

Total	$206,280	100.0%	$245,231	100.0%	$211,889	100.0%	$122,093	100.0%	$64,983	100.0%

The increase of $1.7 million in the allowance allocated to commercial loans to $65.7 million at December 31, 2011, from $63.9 million at December 31, 2010, is due primarily to the growth of commercial loans. Commercial loans increased $427.1 million, or 29.6%, from $1.4 billion at December 31, 2010 to $1.9 billion at December 31, 2011. At December 31, 2011, forty-six commercial loans totaling $30.7 million were on non-accrual status and no commercial loans were past due 90 days and still accruing interest. At December 31, 2010, thirty-six commercial loans totaling $31.5 million were on non-accrual status and no commercial loans were past due 90 days and still accruing interest. Commercial loans comprised 14.2% of impaired loans and 15.2% of non-accrual portfolio loans at December 31, 2011, compared to 9.3% of impaired loans and 13.0% of non-accrual portfolio loans at December 31, 2010.

The allowance allocated to residential mortgage loans and equity lines increased $1.1 million, to $10.8 million at December 31, 2011, from $9.7 million at December 31, 2010, primarily due to an increase in residential mortgage loans of $119.8 million, or 14.1%, to $972.3 million at December 31, 2011, from $852.5 million at December 31, 2010.

The allowance allocated to commercial mortgage loans decreased from $128.3 million at December 31, 2010, to $108.0 million at December 31, 2011, due to increases in loans risk rated Minimally Acceptable and increases in the four-year weighted average loss rate. The overall allowance for total commercial mortgage loans was 2.9% at December 31, 2011, compared to 3.3% at December 31, 2010. At December 31, 2011, 57 commercial mortgage loans, excluding non-accrual loans held for sale, totaling $107.8 million were on non-accrual status. At December 31, 2010, 64 commercial mortgage loans, excluding non-accrual loans held for sale, totaling $144.6 million were on non-accrual status. Commercial mortgage loans comprised 55.0% of impaired loans, 53.6% of non-accrual portfolio loans, and 100% of loans over 90 days past due still on accrual status at December 31, 2011, compared to 66.2% of impaired loans, 59.7% of non-accrual portfolio loans, and 16.6% of loans over 90 days past due still on accrual status at December 31, 2010.

The allowance allocated for construction loans decreased $21.6 million to $21.7 million, or 9.2%, of construction loans at December 31, 2011, compared to $43.3 million, or 10.6%, of construction loans at December 31, 2010, primarily due to decreases in construction loans of $172.6 million, or 42.1%, from $410.0 million at December 31, 2010, to $237.4 million at December 31, 2011. Eight construction loans totaling $46.0 million were on non-accrual status at December 31, 2011, compared to fourteen loans totaling $53.9 million at December 31, 2010. Construction loans comprised 24.5% of impaired loans, 22.9% of non-accrual portfolio loans, and no loans over 90 days past due still on accrual status at December 31, 2011, compared to 20.3% of impaired loans and 22.3% of non-accrual portfolio loans, and 83.4% of loans over 90 days past due still on accrual status at December 31, 2010.

Also, see Part I—Item 1A— “Risk Factors” for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. At December 31, 2011, our liquidity ratio (defined as net cash and short-term and marketable securities to net deposits and short-term liabilities) decreased to 15.8% primarily due to lower securities balances, compared to 20.3% at December 31, 2010.

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2011, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.56 billion. Total advances from the FHLB of San Francisco were $225.0 million at December 31, 2011. These borrowings bear fixed rates and are secured by loans. See Note 10 to the Consolidated Financial Statements. At December 31, 2011, the Bank pledged $250.9 million of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program. The Bank had borrowing capacity of $224.7 million from the Federal Reserve Bank Discount Window at December 31, 2011.

Liquidity can also be provided through the sale of liquid assets, which consist of Federal funds sold, securities purchased under agreements to resell, and securities available-for-sale. At December 31, 2011, investment securities totaled $2.45 billion, with $1.68 billion pledged as collateral for borrowings and other commitments. The remaining $770.8 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 90.0% of our time deposits mature within one year or less as of December 31, 2011. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits. Management believes all the above-mentioned sources will provide adequate liquidity for the next twelve months to the Bank to meet its operating needs.

The business activities of the Bancorp consist primarily of the operation of the Bank and limited activities in other investments. Dividends paid to the Bancorp by the Bank are subject to regulatory limitations and approval. In light of the uncertain economic times and the regulatory considerations described above under “Dividend Policy” and “Regulatory Matters”, the Bank did not pay a dividend to the Bancorp in 2009, 2010, or 2011, but expects to request regulatory approval to pay a dividend to Bancorp during the second quarter of 2012 to increase Bancorp’s cash balance equal to at least two years of Bancorp’s operating expenses and then additional quarterly dividends beginning in the third quarter of 2012 in an amount which would maintain cash balances at Bancorp equal to at least two years of Bancorp’s operating expenses. Management believes the Bancorp’s cash on hand of $19.8 million on December 31, 2011, is sufficient to meet its operational needs for the next twelve months.

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

Although the modeling is helpful in managing interest rate risk, it does require significant assumptions for the projection of loan prepayment rates on mortgage related assets, loan volumes and pricing, and deposit and borrowing volume and pricing, that might prove inaccurate. Because these assumptions are inherently uncertain, the model cannot precisely estimate net interest income, or precisely predict the effect of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, the differences between actual experience and the assumed volume, changes in market conditions, and management strategies, among other factors. The Company monitors its interest rate sensitivity and attempts to reduce the risk of a significant decrease in net interest income caused by a change in interest rates.

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. At December 31, 2011, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 1.7%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 5.3%. Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 0.6%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 0.9%.

Our simulation model also projects the net market value of our portfolio of assets and liabilities. We have established a tolerance level to value the net market value of our portfolio of assets and liabilities in our policy to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points. At December 31, 2011, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net market value of our portfolio of assets and liabilities would increase by 10.1%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net market value of our assets and liabilities would decrease by 3.9%.

Quantitative Information About Interest Rate Risk

The following table shows the carrying value of our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, as well as the instruments’ total fair values at December 31, 2011, and 2010. For assets, expected maturities are based on contractual maturity. For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits. We use certain assumptions to estimate fair values and expected maturities which are described in Note 17 to the Consolidated Financial Statements. Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts. Off-balance sheet financial instruments represent fair values. The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

								December 31,
								2011		2010
	Average Interest Rate	Expected Maturity Date at December 31,						Total	Fair Value	Total	Fair Value
		2012	2013	2014	2015	2016	Thereafter
	(Dollars in thousands)
Interest-Sensitive Assets:
Mortgage-backed securities and collateralized mortgage obligations	3.77%	$266,092	$198,379	$146,899	$112,395	$87,613	$456,729	$1,268,107	$1,310,456	$1,267,606	$1,271,183
Other investment securities	2.87	117,881	—	—	23,120	100,067	938,809	1,179,877	1,187,999	1,576,063	1,569,743
Loans held-for-sale	4.28	760	—	—	—	—	—	760	760	2,873	2,873
Gross loans receivable:
Commercial	4.17	1,464,416	220,432	75,190	38,593	29,331	40,313	1,868,275	1,863,018	1,441,167	1,372,508
Residential mortgage	4.99	10,053	7,128	2,443	9,165	2,400	1,155,780	1,186,969	1,208,911	1,061,330	1,072,510
Commercial mortgage	5.67	788,596	493,590	452,466	501,121	578,057	935,067	3,748,897	3,715,144	3,940,061	3,773,673
Real estate construction	5.48	198,855	24,336	1,806	12,375	—	—	237,372	237,210	409,986	366,473
Installment & other	2.57	17,615	70	—	14	—	—	17,699	17,682	16,077	11,337
Securities purchased under agreements to resell	—	—	—	—	—	—	—	—	—	110,000	110,000
Trading securities	1.35	—	—	4,542	—	—	—	4,542	4,542	3,818	3,818
Interest Sensitive Liabilities:
Other interest-bearing deposits	0.67	241,775	235,057	155,235	124,527	108,680	957,814	1,823,088	1,823,088	1,786,565	1,786,565
Time deposits	1.11	3,891,643	261,987	176,277	191	1,228	—	4,331,326	4,343,232	4,274,981	4,290,048
Securities sold under agreements to repurchase	4.14	—	—	950,000	250,000	—	200,000	1,400,000	1,547,900	1,561,000	1,704,585
Advances from the Federal Home Loan Bank	2.08	225,000	—	—	—	—	—	225,000	227,825	550,000	580,054
Other borrowings from financial institutions	0.55	880	—	—	—	—	—	880	881	8,465	8,474
Other borrowings	—	—	—	—	—	—	18,920	18,920	18,920	19,111	19,111
Long-term debt	2.72	—	—	—	—	—	171,136	171,136	98,676	171,136	114,557
Off-Balance Sheet Financial Instruments:
Commitments to extend credit		905,649	434,685	48,295	4,252	52,430	181,212	1,626,523	(1,253)	1,360,266	(603)
Standby letters of credit		61,301	475	300	—	—	—	62,076	(367)	59,876	(282)
Other letters of credit		64,233	—	—	—	—	—	64,233	(38)	62,722	(38)
Bill of lading guarantees		187	—	—	—	—	—	187	—	245	(1)

Country Risk Exposures

The Company’s total assets were $10.6 billion and total foreign country risk net exposures were $751.3 million at December 31, 2011. Total foreign country risk net exposures at December 31, 2011, were comprised primarily of $149.6 million from England, $164.5 million from Hong Kong, $209.4 million from China, $62.0 million from Australia, $57.4 million from France, $30.1 million from Taiwan, $28.1 million from Canada, $45.4 million from Switzerland, and $3.8 million from Singapore.

All foreign country risk net exposures were to non-sovereign counterparties except $24.8 million due from the Hong Kong Monetary Authority at December 31, 2011.

Unfunded exposures were $30.2 million at December 31, 2011, and were comprised of $19.3 million of unfunded loans to two financial institutions in China, a $10.0 million unfunded loan to a corporation in Canada, and $919,000 of unfunded loans to two borrowers in Taiwan.

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

We follow ASC Topic 815, which established accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in our Consolidated Balance Sheets and measurement of those financial derivatives at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge.

As of December 31, 2011, we had five interest rate swap agreements outstanding with two major financial institutions in the notional amount of $300.0 million for a period of three years. These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities. At December 31, 2011, we paid a fixed rate at a weighted average rate of 1.95% and received a floating 3-month LIBOR rate at a weighted average rate of 0.52%. The net amount accrued on these interest rate swaps of $4.9 million for 2011 was recorded to reduce other non-interest income compared to $4.8 million for 2010. At December 31, 2011, the Company recorded $2.6 million within other liabilities to recognize the negative fair value of these interest rate swaps compared to the $6.5 million negative fair value at December 31, 2010.

We enter into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates, for foreign exchange certificates of deposit, foreign currency contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign currency certificates of deposit, foreign exchange contracts, or foreign currency option contracts are recognized immediately in operations as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At December 31, 2011, the notional amount of option contracts totaled $4.3 million with a net positive fair value of $29,000. Spot and forward contracts in the total notional amount of $238.6 million had positive fair value, in the amount of $2.2 million, at December 31, 2011. Spot and forward contracts in the total notional amount of $128.2 million had a negative fair value, in the amount of $486,000, at December 31, 2011. At December 31, 2010, the notional amount of option contracts totaled $29.3 million with a net positive fair value of $35,000. Spot and forward contracts in the total notional amount of $112.7 million had positive fair value, in the amount of $4.6 million, at December 31, 2010. Spot and forward contracts in the total notional amount of $68.4 million had a negative fair value, in the amount of $1.9 million, at December 31, 2010.

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

There have not been any changes in the Company’s disclosure controls and procedures that occurred during the fourth fiscal quarter of 2011 that have materially affected or are reasonably likely to materially affect these controls and procedures.

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

As of December 31, 2011, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cathay General Bancorp:

We have audited Cathay General Bancorp’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cathay General Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cathay General Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Cathay General Bancorp and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/ KPMG LLP

Los Angeles, California

February 27, 2012

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities and Exchange Act of 1934, the code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and matters relating to corporate governance is incorporated herein by reference from the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Corporate Governance” and “Code of Ethics” in our Definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2011, with respect to compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights 1/ (a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)] (c)

Equity Compensation Plans Approved by Security Holders	4,356,985	$28.86	2,202,587
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	4,356,985	$28.86	2,202,587

1/

Includes options granted under the GBC Bancorp 1999 Employee Stock Incentive Plan (the “GBC Bancorp Plan”). On October 20, 2003, pursuant to the terms of its merger with GBC Bancorp, the Company assumed an obligation to issue up to 1,416,520 shares of the Company’s common stock on exercise of outstanding options under the GBC Bancorp Plan. As of December 31, 2011, options on 20,480 shares remain outstanding under the GBC Bancorp Plan. No further grants will be made under the GBC Bancorp Plan.

Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference from the information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Election of Directors—Security Ownership of Nominees, Continuing Directors, and Named Executive Officers” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the information set forth under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Board of Directors and Corporate Governance—Director Independence” in our Proxy Statement.

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

(b) Exhibits

3.1	Restated Certificate of Incorporation. Previously filed with the Securities and Exchange Commission on March 16, 2010, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

3.1.1	Amendment to Restated Certificate of Incorporation. Previously filed with the Securities and Exchange Commission on March 16, 2010, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

3.2	Restated Bylaws. Previously filed with the Securities and Exchange Commission on March 16, 2010, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

3.2.1	Amendment to Restated Bylaws, effective October 20, 2003. Previously filed with the Securities and Exchange Commission on March 16, 2010, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

3.2.2	Amendment to Restated Bylaws, effective October 18, 2007. Previously filed with the Securities and Exchange Commission on October 22, 2007, as an exhibit to Bancorp’s Current Report on Form 8-K, and incorporated herein by this reference.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock. +

3.4	Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series B. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.

4.1	Indenture, dated as of March 30, 2007, between Cathay General Bancorp and LaSalle Bank National Association (including form of debenture). Previously filed with the Securities and Exchange Commission on May 10, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by this reference.

4.1.1	Amended and Restated Declaration of Trust of Cathay Capital Trust III, dated as of March 30, 2007. Previously filed with the Securities and Exchange Commission on May 10, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by this reference.

4.1.2	Guarantee Agreement, dated as of March 30, 2007, between Cathay General Bancorp and LaSalle Bank National Association. Previously filed with the Securities and Exchange Commission on May 10, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by this reference.

4.1.3	Form of Capital Securities of Cathay Capital Trust III (included within Exhibit 4.1.1). Previously filed with the Securities and Exchange Commission on May 10, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by this reference.

4.2	Warrant to purchase up to 1,846,374 shares of Common Stock, issued on December 5, 2008. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.

4.3	Form of Preferred Share Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.

4.4	Distribution Agreement, dated as of September 9, 2009, between Cathay General Bancorp and J.P. Morgan Securities Inc. Previously filed with the Securities and Exchange Commission on September 23, 2009, as an exhibit to Bancorp’s Current Report on Form 8-K/A, and incorporated herein by reference.

4.5	Distribution Agreement, dated as of September 9, 2009, between Cathay General Bancorp and Deutsche Bank Securities Inc. Previously filed with the Securities and Exchange Commission on September 23, 2009, as an exhibit to Bancorp’s Current Report on Form 8-K/A, and incorporated herein by reference.

4.6	Purchase Agreement, dated as of October 13, 2009, between Cathay General Bancorp and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Previously filed with the Securities and Exchange Commission on October 14, 2009, as an exhibit to Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.

4.7	ATM Equity Offering SM Sales Agreement, dated November 23, 2009, between Cathay General Bancorp and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Previously filed with the Securities and Exchange Commission on November 23, 2009, as an exhibit to Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.

10.1	Form of Indemnity Agreements between Bancorp and its directors and certain officers. +

10.2	Cathay Bank Employee Stock Ownership Plan, as amended and restated effective January 1, 2010. Previously filed with the Securities and Exchange Commission on February 25, 2011, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.**

10.2.1	Amendment No. 7 effective July 1, 2007, January 1, 2007, January 1, 2008, December 31, 2009, January 1, 2009, and January 1, 2010 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan effective January 1, 1997. Previously filed with the Securities and Exchange Commission on March 16, 2010, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.**

10.3	Dividend Reinvestment Plan of Bancorp. Previously filed with the Securities and Exchange Commission on April 30, 1997, as an exhibit to Registration Statement No. 33-33767, and incorporated herein by reference.

10.4	Equity Incentive Plan of Bancorp effective February 19, 1998.**+

10.4.1	First Amendment to Cathay Bancorp, Inc. Equity Incentive Plan. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.5	GBC Bancorp 1999 Employee Stock Incentive Plan.**+

10.6	Cathay Bank Bonus Deferral Agreement (Amended and Restated). Previously filed with the Securities and Exchange Commission on November 9, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by this reference.**

10.7	Cathay General Bancorp 2005 Incentive Plan (Amended and Restated). Previously filed with the Securities and Exchange Commission on November 9, 2007, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by this reference.**

10.7.1	Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Award Agreement. Previously filed with the Securities and Exchange Commission on February 25, 2011, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.**

10.7.2	Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory). Previously filed with the Securities and Exchange Commission on February 25, 2011, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.**

10.7.3	Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory) (Nonemployee Director). Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.7.4	Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Unit Agreement. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.7.5	Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Unit Agreement. Previously filed with the Securities and Exchange Commission on May 10, 2011, as an exhibit to Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.**

10.8	Letter Agreement, dated December 5, 2008, including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, between the Company and the U.S. Treasury. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report on Form 8-K and incorporated herein by reference.

10.9	Form of Waiver, executed by each of Messrs. Dunson K. Cheng, Peter Wu, Anthony M. Tang, Heng W. Chen, Irwin Wong, Kim R. Bingham, and Perry P. Oei. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.**

10.9.1	Form of Consent, executed by each of Messrs. Dunson K. Cheng, Peter Wu, Anthony M. Tang, Heng W. Chen, Irwin Wong, Kim R. Bingham, and Perry P. Oei as to adoption of amendments to Benefit Plans as required by Section 111(b) of EESA. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.**

10.9.2	Form of Consent, executed by each of Messrs. Dunson K. Cheng, Peter Wu, Anthony M. Tang, Heng W. Chen, Irwin Wong, Kim R. Bingham, and Perry P. Oei as to adoption of amendments to Benefit Plans as required by Section 111(b) of EESA, as amended by the American Recovery Reinvestment Act of 2009. Previously filed with the Securities and Exchange Commission on March 16, 2010, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.**

10.10	Amended and Restated Change of Control Employment Agreement for Dunson K. Cheng dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.10.1	Amended and Restated Change of Control Employment Agreement for Peter Wu dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.10.2	Amended and Restated Change of Control Employment Agreement for Anthony M. Tang dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.10.3	Amended and Restated Change of Control Employment Agreement for Heng W. Chen dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.10.4	Amended and Restated Change of Control Employment Agreement for Irwin Wong dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.10.5	Amended and Restated Change of Control Employment Agreement for Kim Bingham dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.10.6	Amended and Restated Change of Control Employment Agreement for Perry P. Oei dated as of December 18, 2008. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. +

21.1	Subsidiaries of Bancorp.+

23.1	Consent of Independent Registered Public Accounting Firm.+

24.1	Power of Attorney.+

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

99.1	Certification for Years Following First Fiscal Year of the Principal Executive Officer Pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008.+

99.2	Certification for Years Following First Fiscal Year of the Principal Financial Officer Pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008.+

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

**	Management contract or compensatory plan or arrangement.
***	XBRL (Extensible Business Reporting Language) information shall not be deemed to be filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise shall not be subject to liability under these sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.
+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cathay General Bancorp

By:	/s/ DUNSON K. CHENG
Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DUNSON K. CHENG Dunson K. Cheng	President, Chairman of the Board, Director, and Chief Executive Officer (principal executive officer)	February 27, 2012

/s/ HENG W. CHEN Heng W. Chen	Executive Vice President, Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)	February 27, 2012

/s/ PETER WU Peter Wu	Director	February 27, 2012

/s/ ANTHONY M. TANG Anthony M. Tang	Director	February 27, 2012

/s/ KELLY L. CHAN Kelly L. Chan	Director	February 27, 2012

/s/ MICHAEL M.Y. CHANG Michael M.Y. Chang	Director	February 27, 2012

* Thomas C.T. Chiu	Director	February 27, 2012

/s/ NELSON CHUNG Nelson Chung	Director	February 27, 2012

/s/ JANE JELENKO Jane Jelenko	Director	February 27, 2012

/s/ PATRICK S.D. LEE Patrick S.D. Lee	Director	February 27, 2012

/s/ TING LIU Ting Liu	Director	February 27, 2012

/s/ JOSEPH C.H. POON Joseph C.H. Poon	Director	February 27, 2012

*By	/s/ HENG W. CHEN
Heng W. Chen Attorney-in-Fact**

**By authority of the power of attorney filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2011 and 2010	F-3

Consolidated Statements of Operations and Comprehensive Income/(Loss) for each of the years ended December 31, 2011, 2010, and 2009	F-4

Consolidated Statements of Changes in Stockholders’ Equity for each of the years ended December 31, 2011, 2010, and 2009	F-5

Consolidated Statements of Cash Flows for each of the years ended December 31, 2011, 2010, and 2009	F-7

Notes to Consolidated Financial Statements	F-9

Parent-only condensed financial information of Cathay General Bancorp is included in Note 20 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F-56

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cathay General Bancorp:

We have audited the accompanying consolidated balance sheets of Cathay General Bancorp and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cathay General Bancorp and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cathay General Bancorp’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

February 27, 2012

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$117,888	$87,347
Short-term investments and interest bearing deposits	294,956	206,321
Securities purchased under agreements to resell	—	110,000
Securities held-to-maturity (market value of $1,203,977 in 2011 and $837,359 in 2010)	1,153,504	840,102
Securities available-for-sale (amortized cost of $1,309,521 in 2011 and $2,005,330 in 2010)	1,294,478	2,003,567
Trading securities	4,542	3,818
Loans held for sale	760	2,873
Loans	7,059,212	6,868,621
Less: Allowance for loan losses	(206,280)	(245,231)
Unamortized deferred loan fees, net	(8,449)	(7,621)

Loans, net	6,844,483	6,615,769
Federal Home Loan Bank stock	52,989	63,873
Other real estate owned, net	92,713	77,740
Affordable housing investments, net	78,358	88,472
Premises and equipment, net	105,961	109,456
Customers’ liability on acceptances	37,300	14,014
Accrued interest receivable	32,226	35,382
Goodwill	316,340	316,340
Other intangible assets, net	11,598	17,044
Other assets	206,768	209,868

Total assets	$10,644,864	$10,801,986

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$1,074,718	$930,300
Interest-bearing deposits:
NOW deposits	451,541	418,703
Money market deposits	951,516	982,617
Savings deposits	420,030	385,245
Time deposits under $100,000	832,997	1,081,266
Time deposits of $100,000 or more	3,498,329	3,193,715

Total deposits	7,229,131	6,991,846

Securities sold under agreements to repurchase	1,400,000	1,561,000
Advances from the Federal Home Loan Bank	225,000	550,000
Other borrowings from financial institutions	880	8,465
Other borrowings for affordable housing investments	18,920	19,111
Long-term debt	171,136	171,136
Acceptances outstanding	37,300	14,014
Other liabilities	46,864	50,309

Total liabilities	9,129,231	9,365,881

Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized, 258,000 issued and outstanding in 2011 and 2010	250,992	247,455
Common stock, $0.01 par value, 100,000,000 shares authorized, 82,860,122 issued and 78,652,557 outstanding at December 31, 2011, and 82,739,348 issued and 78,531,783 outstanding at December 31, 2010	829	827
Additional paid-in-capital	765,641	762,509
Accumulated other comprehensive income/(loss), net	(8,732)	(1,022)
Retained earnings	624,192	543,625
Treasury stock, at cost (4,207,565 shares at December 31, 2011, and at December 31, 2010)	(125,736)	(125,736)

Total Cathay General Bancorp stockholders’ equity	1,507,186	1,427,658

Noncontrolling interest	8,447	8,447

Total equity	1,515,633	1,436,105

Total liabilities and equity	$10,644,864	$10,801,986

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable	$364,580	$380,662	$401,831
Investment securities-taxable	83,083	106,568	123,939
Investment securities-nontaxable	4,218	854	788
Federal Home Loan Bank stock	177	237	149
Federal funds sold and securities purchased under agreement to resell	83	14	1,351
Deposits with banks	1,430	1,259	673

Total interest and dividend income	453,571	489,594	528,731
INTEREST EXPENSE
Time deposits of $100,000 or more	42,204	54,219	83,349
Other deposits	20,010	29,943	50,207
Interest on securities sold under agreements to repurchase	60,733	66,141	65,182
Advances from the Federal Home Loan Bank	12,033	37,527	42,442
Long-term debt	4,890	3,852	4,835
Short-term borrowings	11	6	24

Total interest expense	139,881	191,688	246,039

Net interest income before provision for credit losses	313,690	297,906	282,692
Provision for credit losses	27,000	156,900	307,000

Net interest income/(loss) after provision for credit losses	286,690	141,006	(24,308)

NON-INTEREST INCOME
Securities gains, net	21,131	18,695	55,644
Letters of credit commissions	5,644	4,466	4,216
Depository service fees	5,420	5,220	5,206
Other operating income	18,697	3,870	13,588

Total non-interest income .	50,892	32,251	78,654

NON-INTEREST EXPENSE
Salaries and employee benefits	71,849	58,835	60,795
Occupancy expense	14,225	12,188	16,109
Computer and equipment expense	8,508	8,230	7,856
Professional services expense	20,209	17,630	16,428
FDIC and State assessments	12,494	19,549	19,386
Marketing expense	3,175	3,160	2,593
Other real estate owned	10,583	16,011	36,075
Operations of investments in affordable housing	8,153	7,611	7,338
Amortization of core deposit premium	5,859	5,958	6,636
Cost associated with debt redemption	20,231	14,261	—
Other operating expense	10,280	12,278	9,821

Total non-interest expense	185,566	175,711	183,037

Income/(loss) before income tax (benefit)/expense	152,016	(2,454)	(128,691)
Income tax expense/(benefit)	51,261	(14,629)	(61,912)

Net income/(loss)	100,755	12,175	(66,779)

Less: net income attributable to noncontrolling interest	605	610	611

Net income/(loss) attributable to Cathay General Bancorp	100,150	11,565	(67,390)

Dividends on preferred stock	(16,437)	(16,388)	(16,338)

Net income/(loss) attributable to common stockholders	$83,713	$(4,823)	$(83,728)

Other comprehensive loss, net of tax:
Unrealized holding gains/(losses) arising during the year	4,538	7,714	(806)
Less: reclassification adjustment for gains included in net income	12,248	7,860	23,396

Total other comprehensive loss, net of tax	(7,710)	(146)	(24,202)

Total comprehensive income/(loss)	$92,440	$11,419	$(91,592)

Net income/(loss) attributable to common stockholders per common share
Basic	$1.06	$(0.06)	$(1.59)
Diluted	$1.06	$(0.06)	$(1.59)
Basic average common shares outstanding	78,633,317	77,073,954	52,629,159
Diluted average common shares outstanding	78,640,652	77,073,954	52,629,159

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010, and 2009

(In thousands, except number of shares)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2008	258,000	$240,554	49,508,250	$537	$508,613	$23,327	$645,592	$(125,736)	$0	$1,292,887

Adjustment to initially apply FASB No. 160	—	—	—	—	—	—	—	—	8,500	8,500

Balance at January 1, 2009	258,000	240,554	49,508,250	537	508,613	23,327	645,592	(125,736)	8,500	1,301,387

Forfeiture of restricted stock	—	—	(20,000)	—	—	—	—	—	—	—
Issuances of common stock — Common stock issuance	—	—	13,869,856	139	119,309	—	—	—	—	119,448
Dividend Reinvestment Plan	—	—	87,241	1	1,159	—	—	—	—	1,160
Restricted stock units vested	—	—	12,963	—	—	—	—	—	—	—
Stock options exercised	—	—	1,280	—	13	—	—	—	—	13
Tax short-fall from stock options	—	—	—	—	(196)	—	—	—	—	(196)
Stock -based compensation	—	—	—	—	5,725	—	—	—	—	5,725
Cash dividends of $0.205 per share	—	—	—	—	—	—	(10,276)	—	—	(10,276)
Discount accretion and other adjustment on preferred stock	—	3,413	—	—	—	—	(3,438)	—	—	(25)
Dividends on preferred stock	—	—	—	—	—	—	(12,900)	—	(611)	(13,511)
Change in other comprehensive loss	—	—	—	—	—	(24,202)	—	—	—	(24,202)
Net loss	—	—	—	—	—	—	(67,390)	—	611	(66,779)

Balance at December 31, 2009	258,000	243,967	63,459,590	677	634,623	(875)	551,588	(125,736)	8,500	1,312,744

Issuances of common stock — Common stock issuance	—	—	15,028,409	150	124,778	—	—	—	—	124,928
Dividend Reinvestment Plan	—	—	28,778	—	310	—	—	—	—	310
Restricted stock units vested	—	—	15,006	—	—	—	—	—	—	—
Tax short-fall from stock options .	—	—	—	—	(539)	—	—	—	— —	(539)
Stock-based compensation	—	—	—	—	3,337	—	—	—	—	3,337
Cash dividends of $0.04 per share	—	—	—	—	—	—	(3,140)	—	—	(3,140)
Discount accretion and other adjustment on preferred stock	—	3,488	—	—	—	—	(3,488)	—	—	—
Dividends on preferred stock	—	—	—	—	—	—	(12,900)	—	(610)	(13,510)
Redemption of noncontrolling interest	—	—	—	—	—	—	—	—	(53)	(53)
Change in other comprehensive loss	—	—	—	—	—	(147)	—	—	—	(147)
Net income	—	—	—	—	—	—	11,565	—	610	12,175

Balance at December 31, 2010	258,000	247,455	78,531,783	827	762,509	(1,022)	543,625	(125,736)	8,447	1,436,105

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

Years Ended December 31, 2011, 2010, and 2009

(In thousands, except number of shares)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Dividend Reinvestment Plan	—	—	21,281	1	286	—	—	—	—	287
Restricted stock units vested	—	—	12,633	—	—	—	—	—	—	—
Stock options exercised	—	—	86,860	1	1,306	—	—	—	—	1,307
Tax short-fall from stock options	—	—	—	—	(218)	—	—	—	—	(218)
Stock-based compensation	—	—	—	—	1,758	—	—	—	—	1,758
Cash dividends of $0.04 per share	—	—	—	—	—	—	(3,146)	—	—	(3,146)
Discount accretion and other adjustment on preferred stock	—	3,537	—	—	—	—	(3,537)	—	—	—
Dividends on preferred stock	—	—	—	—	—	—	(12,900)	—	(605)	(13,505)
Change in other comprehensive loss	—	—	—	—	—	(7,710)	—	—	—	(7,710)
Net income	—	—	—	—	—	—	100,150	—	605	100,755

Balance at December 31, 2011	258,000	$250,992	78,652,557	$829	$765,641	$(8,732)	$624,192	$(125,736)	$8,447	$1,515,633

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash Flows from Operating Activities
Net income/(loss)	$100,755	$12,175	$(66,779)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	27,000	156,900	307,000
Provision for losses on other real estate owned	10,385	20,139	28,216
Deferred tax liability/(benefit)	13,808	(38,504)	(37,115)
Depreciation	6,079	4,619	7,695
Net (gains)/losses on sale and transfers of other real estate owned	(5,243)	(9,977)	2,065
Net gains on sale of loans	(3,354)	(149)	(4,761)
Net gains on sale of loans held for sale	(88)	(779)	—
Proceeds from sale of loans	46,377	7,481	44,597
Originations of loans held for sale	(14,027)	(7,332)	(9,418)
Write-downs on loans held for sale	—	3,160	—
(Decrease)/increase in unrealized loss from interest rate swaps	(3,874)	5,814	—
Purchase of trading securities	(745)	(3,795)	—
Write-down on venture capital and other investments	379	515	1,982
Write-down on impaired securities	200	492	817
Gain on sales and calls of securities	(21,131)	(19,253)	(56,461)
Other non-cash interest	(480)	(794)	7
Amortization of security premiums, net	4,233	6,667	2,816
Amortization of other intangible assets	5,965	6,034	6,703
Excess tax short-fall from stock options	290	539	196
Stock based compensation expense	1,758	3,337	5,725
Decrease in accrued interest receivable	3,156	600	7,621
Noncontrolling interest.	(605)	(610)	(611)
Increase/(decrease) in other assets, net	(534)	34,594	(63,426)
Increase/(decrease) in other liabilities	3,746	(13,368)	(30,461)

Net cash provided by operating activities	174,050	168,505	146,408
Cash Flows from Investing Activities
(Increase)/decrease in short-term investments	(88,634)	48,404	(229,726)
Decrease/(increase) in securities purchased under agreements to resell	110,000	(110,000)	201,000
Purchase of investment securities available-for-sale	(571,093)	(3,366,780)	(1,573,823)
Proceeds from maturity and call of investment securities available-for-sale	435,000	2,876,414	1,428,468
Proceeds from sale of investment securities available-for-sale	524,958	65,139	51,679
Purchase of mortgage-backed securities available-for-sale	(541,356)	—	(2,487,276)
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	868,023	1,351,018	2,760,904
Purchase of investment securities held-to-maturity	—	(150,164)	(99,858)
Purchase of mortgage-backed securities held-to-maturity	(480,083)	(165,527)	(536,262)
Proceeds from maturity and call of investment securities held-to-maturity	163,855	108,067	1,057
Redemption of Federal Home Loan Bank stock	10,884	7,918	—
Net (increase)/decrease in loans	(362,054)	(151,054)	177,690
Purchase of premises and equipment	(2,888)	(4,979)	(12,222)
Proceeds from sales of other real estate owned	61,406	91,154	52,902
Net increase in investment in affordable housing	(968)	(3,015)	(14,116)

Net cash provided by/(used in) investing activities	127,050	596,595	(279,583)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts, money market and saving deposits	180,940	224,122	529,359
Net increase/(decrease) in time deposits	56,828	(736,549)	138,945
Net (decrease)/increase in federal funds purchased and securities sold under agreement to repurchase	(161,000)	4,000	(105,000)
Advances from Federal Home Loan Bank ..	4,734,000	528,000	816,000
Repayment of Federal Home Loan Bank borrowings	(5,059,000)	(907,362)	(1,336,000)
Cash dividends	(16,046)	(16,040)	(22,460)
Issuance of common stock	—	124,928	119,448
Proceeds from other borrowings	—	1,253	7,212
Repayment of other borrowings	(7,584)	—	—
Proceeds from shares issued to Dividend Reinvestment Plan	287	310	1,160
Proceeds from exercise of stock options	1,306	—	13
Excess tax short-fall from share-based payment arrangements	(290)	(539)	(196)

Net cash (used in)/provided by financing activities	(270,559)	(777,877)	148,481

Increase/(decrease) in cash and cash equivalents	30,541	(12,777)	15,306
Cash and cash equivalents, beginning of the year	87,347	100,124	84,818

Cash and cash equivalents, end of the year	$117,888	$87,347	$100,124

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$142,644	$197,762	$255,243
Income taxes	$53,148	$13,369	$25,247
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$(7,710)	$(147)	$(24,202)
Adjustment to initially apply SFAS No. 160	$—	$—	$8,500
Transfers to other real estate owned from loans held for investment	$83,941	$98,653	$114,354
Transfers to other real estate owned from loans held for sale	$2,874	$21,473	$—
Loans transferred to loans held for sale	$4,399	$4,332	$81,678
Loans to facilitate the sale of other real estate owned	$7,472	$12,204	$21,272
Loans to facilitate the sale of loans	$6,094	$23,500	$—

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

Organization and Background. The business activities of the Bancorp consist primarily of the operations of the Bank, which owns 100% of the common securities of the following subsidiaries: Cathay Real Estate Investment Trust, GBC Real Estate Investments, Inc., Cathay Holdings LLC, Cathay Holdings 2, LLC, Cathay Holdings 3, LLC, Cathay Community Development Corporation and its wholly owned subsidiary, Cathay New Asia Community Development Corporation.

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

Concentrations. The Bank was incorporated in California and started its business from California. Therefore, loans originated and deposits solicited were mainly from California. As of December 31, 2011, gross loans were primarily comprised of 53.1% of commercial mortgage loans and 26.5% of commercial loans. As of December 31, 2011, approximately 65% of the Bank’s residential mortgages were for properties located in California. Total deposits were comprised of 48.4% of time deposit of $100,000 or more (Jumbo CDs) at December 31, 2011, and approximately 57.1% of the Company’s Jumbo CDs have been on deposit with the Company for two years or more.

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

Securities Purchased Under Agreements to Resell. The Company purchases securities under agreements to resell with various terms. These agreements are collateralized by agency securities and mortgage backed securities that are generally held by a third party custodian. The purchases are over-collateralized to ensure against unfavorable market price movements. In the event that the fair market value of the securities decreases below the collateral requirements under the related repurchase agreements, the counterparty is required to deliver additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed.

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

Securities held-to-maturity are stated at cost, adjusted for the amortization of premiums and the accretion of discounts on a level-yield basis. The carrying value of these assets is not adjusted for temporary declines in fair value since the Company has the positive intent and ability to hold them to maturity. Securities available-for-sale are carried at fair value, and any unrealized holding gains or losses are excluded from earnings and reported as a separate component of stockholders’ equity, net of tax, in accumulated other comprehensive income until realized. Realized gains or losses are determined on the specific identification method. Premiums and discounts are amortized or accreted as adjustment of yield on a level-yield basis.

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

Investment in Federal Home Loan Bank (“FHLB”) Stock. As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB. The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. FHLB stock is carried at cost and is pledged as collateral to the FHLB. FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value. The carrying amount of the FHLB stock was $53.0 million at December 31, 2011, and $63.9 million at December 31, 2010. As of December 31, 2011, 250,000 shares of FHLB stock was the minimum stock requirement based on outstanding FHLB borrowings of $225.0 million. As of December 31, 2011, the Company owned 529,888 shares of FHLB stock.

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

Troubled Debt Restructured Loan (“TDR”.) A TDR is a formal modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date. Although these loan modifications are considered TDRs, accruing TDR loans have, pursuant to the Bank’s policy, performed under the restructured terms and have demonstrated sustained performance under the modified terms for six months before being returned to accrual status. The sustained performance considered by management pursuant to its policy includes the periods prior to the modification if the prior performance met or exceeded the modified terms. This would include cash paid by the borrower prior to the restructure to set up interest reserves. Loans classified as TDRs are reported as impaired loans.

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

Investments in Affordable Housing. The Company is a limited partner in limited partnerships that invest in low-income housing projects that qualify for Federal and/or State income tax credits. As further discussed in Note 7, the partnership interests are accounted for utilizing the equity method of accounting. As of December 31, 2011, six of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The Company therefore consolidated the financial statements of these six limited partnerships into its Consolidated Financial Statements.

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

The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The two-step impairment testing process conducted by us, if needed, begins by assigning net assets and goodwill to our three reporting units- Commercial Lending, Retail Banking, and East Coast Operations. The Company then completes “step one” of

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment. Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill. The implied fair value of goodwill is computed by assuming that all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill. This adjusted goodwill balance is the implied fair value used in step two. An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value.

The Commercial Lending unit did not have any goodwill allocated to the unit and accordingly no goodwill impairment testing was performed for that unit. The reporting unit fair values for the Retail Banking unit and the East Coast Operations were determined based on an equal weighting of (1) the fair value determined using a market approach using a combination of price to earnings multiples determined based on a representative peer group applied to 2011 and forecasted 2012 and 2013 earnings, and a price to book multiple and (2) the fair value determined using a dividend discount model with the discount rate determined using the same representative peer group. A control premium was then applied to the unit fair values so determined as of December 31, 2011.

In determining the forecasted earnings for the Retail Banking unit and the East Coast Operations, the financial forecasts assume muted growth during the forecast period. The principal driver of the Company’s negative operating results has been the Commercial Lending reporting unit where the vast majority of the Company’s loan losses have been incurred. A summary of the respective unit fair value, carrying amounts and unit goodwill as well as the percentage by which fair value exceed carrying value of each reporting unit as of December 31, 2011, is shown below:

Reporting Units	Carrying Amount	Fair Value	Fair Value in Excess of Carrying Amount	Allocated Goodwill
	(Dollars in thousands)
Commercial Lending Unit	$647,628	$124,000	—	—
Retail Banking Unit	390,003	708,000	81.5%	235,195
East Coast Operations	211,567	394,000	86.2%	81,145

Total	$1,249,198	$1,226,000		$316,340

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2011, the unamortized balance of core deposit premium was $10.6 million, which was net of accumulated amortization of $49.8 million. Aggregate amortization expense for core deposit premium was $5.9 million for 2011, $6.0 million for 2010, and $6.6 million for 2009. At December 31, 2011, the estimated aggregate amortization of core deposit premiums is $5.7 million for 2012, $4.5 million for 2013, and $0.4 million for 2014 and thereafter. At December 31, 2010, the unamortized balance of core deposit premium was $16.4 million, which was net of accumulated amortization of $44.1 million.

Securities Sold Under Agreements to Repurchase. The Company sells certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying Consolidated Balance Sheets. The securities underlying the agreements remain in the applicable asset accounts.

Stock-Based Compensation. Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date for those options expected to vest, and is recognized as an expense over the vesting period of the grant using the straight-line method. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Option compensation expense totaled $1.0 million in 2011, $3.0 million in 2010, and $5.4 million in 2009. Stock-based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $904,000 at December 31, 2011, and is expected to be recognized over the next 1.2 years.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2011, the FASB issued ASU 2011-03 “Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 improves the accounting for repurchase agreements and other similar transactions by removing the following: the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 will be effective for interim and annual periods beginning on or after December 15, 2011, and will be applied prospectively. Adoption of ASU 2011-03 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 will be effective for interim and annual periods beginning on or after December 15, 2011, and will be applied retrospectively. Adoption of ASU 2011-05 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

The Company is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserve balances required were $12.2 million for 2011 and $16.1 million for 2010. There were no federal funds sold in 2011 or in 2010.

3. Securities Purchased under Agreements to Resell

Securities purchased under agreements to resell are usually collateralized by U.S. government agency and mortgage-backed securities. The counter-parties to these agreements are nationally recognized investment banking firms that meet credit requirements of the Company and with whom a master repurchase agreement has been duly executed. There were no resale agreements as of December 31, 2011. As of December 31, 2010, the Company has one resale agreement of $110.0 million at the rate of 0.2% which matured on March 9, 2011.

The following table sets forth information with respect to securities purchased under agreements to resell.

	2011	2010
	(In thousands)
Balance, December 31	$—	$110,000
Annualized weighted-average interest rate, December 31	0.00%	0.20%
Daily average amount outstanding during the year	$84,493	$6,932
Weighted-average interest rate for the year	0.10%	0.20%
Maximum amount outstanding at any month end	$255,000	$110,000

For those securities obtained under the resale agreements, the collateral is either held by a third party custodian or by the counter party and is segregated under written agreements that recognize the Company’s interest in the securities. Interest income associated with securities purchased under agreements to resell was $83,000 for 2011, $14,000 for 2010, and $1.3 million for 2009.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investment Securities

Investment Securities. The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of December 31, 2011, and December 31, 2010:

	At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,966	$1,406	$—	$101,372
State and municipal securities	129,577	7,053	—	136,630
Mortgage-backed securities	913,990	42,351	—	956,341
Corporate debt securities	9,971	—	337	9,634

Total securities held-to-maturity	$1,153,504	$50,810	$337	$1,203,977

Securities Available-for-Sale
U.S. government sponsored entities	$500,007	$1,226	$7	$501,226
State and municipal securities	1,869	59	—	1,928
Mortgage-backed securities	325,706	12,361	436	337,631
Collateralized mortgage obligations	16,184	540	238	16,486
Asset-backed securities	172	—	6	166
Corporate debt securities	412,045	113	31,729	380,429
Mutual funds	6,000	48	13	6,035
Preferred stock of government sponsored entities	569	1,085	—	1,654
Trust preferred securities	45,501	486	24	45,963
Other equity securities	1,468	1,492	—	2,960

Total securities available-for-sale	$1,309,521	$17,410	$32,453	$1,294,478

Total investment securities..	$2,463,025	$68,220	$32,790	$2,498,455

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,921	$2,639	$—	$102,560
State and municipal securities	130,107	—	8,946	121,161
Mortgage-backed securities	600,107	5,230	1,653	603,684
Corporate debt securities	9,967	—	13	9,954

Total securities held-to-maturity	$840,102	$7,869	$10,612	$837,359

Securities Available-for-Sale
U.S. treasury securities	$125,573	$—	$6,745	$118,828
U.S. government sponsored entities	830,269	1,653	6,840	825,082
State and municipal securities	1,875	—	157	1,718
Mortgage-backed securities	627,574	14,854	123	642,305
Collateralized mortgage obligations	24,719	590	115	25,194
Asset-backed securities	245	—	5	240
Corporate debt securities	374,489	1,374	6,438	369,425
Mutual funds	4,000	—	73	3,927
Preferred stock of government sponsored entities	569	150	—	719
Trust preferred securities	14,549	58	170	14,437
Other equity securities	1,468	224	—	1,692

Total securities available-for-sale	$2,005,330	$18,903	$20,666	$2,003,567

Total investment securities	$2,845,432	$26,772	$31,278	$2,840,926

The amortized cost and fair value of investment securities at December 31, 2011, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$17,983	$17,915	$99,966	$101,372
Due after one year through five years	125,416	123,651	—	—
Due after five years through ten years	858,217	835,179	29,709	30,943
Due after ten years (1)	307,905	317,733	1,023,829	1,071,662

Total	$1,309,521	$1,294,478	$1,153,504	$1,203,977

(1)	Equity securities are reported in this category

Proceeds from sales of mortgage-backed securities were $759.7 million and repayments of mortgage-backed securities were $108.4 million during 2011 compared to proceeds from sales of $1.04 billion and repayment of $308.2 million during 2010, and proceeds from sales of $2.44 billion and repayment of $313.2 million during 2009. Proceeds from sales and repayments of other investment securities were $525.0 million during 2011 compared to $65.1 million during 2010 and $51.7 million during 2009. Proceeds from maturity and calls of investment securities were $435.0 million during 2011 compared to $2.88 billion during 2010 and $1.43 billion in 2009. In 2011, gains of $21.1 million and no losses were realized on sales and calls of investment securities compared with $19.3 million in gains and $67,000 in losses realized in 2010, and $56.5 million in gains and $9,000 in losses realized in 2009.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2011, all of the Company’s mortgage-backed securities were rated as investment grade except for three non-agency issues. Two issues not rated investment grade had a par amount of $430,000 and an unrealized loss of $182,000. The other issue was rated below investment grade by one rating agency and investment grade by another rating agency had a par amount of $7.0 million and an unrealized loss of $428,000. The unrealized losses resulted from increases in credit spreads subsequent to the date that these securities were purchased. Based on the Company’s analysis at December 31, 2011, there was no “other-than-temporary” impairment in these securities due to the low loan to value ratio for the loans underlying these securities and the credit support provided by junior tranches of these securitizations. The Company has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost for those three non-agency mortgage-backed securities issues.

The Company’s unrealized loss on investments in corporate bonds relates to a number of investments in bonds of financial institutions, all of which were investment grade at the date of acquisition and as of December 31, 2011, except for one issue, of which the Company owns $5 million of par value, by a regional bank which was downgraded to below investment grade during the fourth quarter of 2010. The unrealized losses were primarily caused by the widening of credit spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that these bonds would not be settled at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold this investments until a recovery of fair value, which may be maturity, it does not consider its investments in these corporate bonds to be other-than-temporarily impaired at December 31, 2011.

The temporarily impaired securities represent 18.7% of the fair value of investment securities as of December 31, 2011. Unrealized losses for securities with unrealized losses for less than twelve months represent 5.4%, and securities with unrealized losses for twelve months or more represent 9.2%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased. All of these securities were investment grade as of December 31, 2011, except the four issues mentioned above. At December 31, 2011, 28 issues of securities had unrealized losses for 12 months or longer and 30 issues of securities had unrealized losses of less than 12 months.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2011, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our consolidated statements of operations. We expect to recover the amortized cost basis of our debt securities, and have no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery. The table below shows the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of December 31, 2011, and December 31, 2010:

	As of December 31, 2011
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances

	(Dollars in thousands)
Securities Held-to-Maturity
Corporate debt securities	$9,635	$337	1	$—	$—	—	$9,635	$337	1

Total securities held-to- maturity	$9,635	$337	1	$—	$—	—	$9,635	$337	1

Securities Available-for-Sale
U.S. government sponsored entities	$49,993	$7	1	$—	$—	—	$49,993	$7	1
Mortgage-backed securities	564	4	8	35	1	2	599	5	10
Mortgage-backed securities-Non- agency	—	—	—	6,719	431	2	6,719	431	2
Collateralized mortgage obligations	—	—	—	570	238	4	570	238	4
Asset-backed securities	—	—	—	166	6	1	166	6	1
Corporate debt securities	185,577	14,201	17	172,857	17,528	19	358,434	31,729	36
Mutual funds	1,987	13	1	—	—	—	1,987	13	1
Trust preferred securities	5,674	24	2	—	—	—	5,674	24	2

Total securities available- for-sale	$243,795	$14,249	29	$180,347	$18,204	28	$424,142	$32,453	57

Total investment securities	$253,430	$14,586	30	$180,347	$18,204	28	$433,777	$32,790	58

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2010
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances

	(Dollars in thousands)
Securities Held-to-Maturity
State and municipal securities	$121,161	$8,946	122	—	—	—	$121,161	$8,946	122
Mortgage-backed securities	89,439	1,653	2	—	—	—	89,439	1,653	2
Corporate debt securities	9,954	13	1	—	—	—	9,954	13	1

Total securities held-to- maturity	$220,554	$10,612	125	$—	$—	—	$220,554	$10,612	125

Securities Available-for-Sale
U.S. Treasury securities	$118,828	$6,745	5	$—	$—	—	$118,828	$6,745	5
U.S. government sponsored entities	578,118	6,840	12	—	—	—	578,118	6,840	12
State and municipal securities	1,718	157	2	—	—	—	1,718	157	2
Mortgage-backed securities	354	4	7	32	1	1	386	5	8
Mortgage-backed securities-Non- agency	—	—	—	10,127	118	3	10,127	118	3
Collateralized mortgage obligations	—	—	—	887	115	4	887	115	4
Asset-backed securities	—	—	—	240	5	1	240	5	1
Corporate debt securities	310,630	6,438	30	—	—	—	310,630	6,438	30
Mutual funds	3,927	73	1	—	—	—	3,927	73	1
Trust preferred securities	10,384	170	2	—	—	—	10,384	170	2

Total securities available- for-sale	$1,023,959	$20,427	59	$11,286	$239	9	$1,035,245	$20,666	68

Total investment securities	$1,244,513	$31,039	184	$11,286	$239	9	$1,255,799	$31,278	193

Investment securities having a carrying value of $1.68 billion at December 31, 2011, and $1.80 billion at December 31, 2010, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, and foreign exchange transactions.

5. Loans

Most of the Company’s business activity is predominately with Asian customers located in Southern and Northern California; New York City; Houston and Dallas, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; and Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of loans in the Consolidated Balance Sheets as of December 31, 2011, and December 31, 2010, were as follows:

	2011	2010
	(In thousands)
Type of Loans:
Commercial loans	$1,868,275	$1,441,167
Real estate construction loans	237,372	409,986
Commercial mortgage loans	3,748,897	3,940,061
Residential mortgage loans	972,262	852,454
Equity lines	214,707	208,876
Installment and other loans	17,699	16,077

Gross loans	7,059,212	6,868,621
Less:
Allowance for loan losses	(206,280)	(245,231)
Unamortized deferred loan fees	(8,449)	(7,621)

Total loans and leases, net	$6,844,483	$6,615,769

Loans held for sale	$760	$2,873

Loans held for sale of $760,000 at December 31, 2011, decreased $2.1 million from $2.9 million at December 31, 2010. In 2011, we added six new loans of $4.4 million, transferred one loan of $2.9 million to OREO, and sold four loans of $3.6 million for a net gain on sale of $88,000. At December 31, 2011, loans held for sale were comprised of a commercial construction loan of $500,000 and a residential mortgage loan of $260,000. In 2010, the Company sold six held for sale loans of $31.7 million with net gains of $779,000, transferred seven loans of $21.5 million to OREO, wrote down $2.9 million loans held for sale based on their market value, and added four new loans of $4.3 million which were sold subsequently. Proceeds from sale of loans held for sale during 2010 were $10.9 million in cash and a new loan of $20.8 million to one of the note purchasers.

The Company pledged real estate loans of $2.0 billion at December 31, 2011, and $2.4 billion at December 31, 2010, to the Federal Home Loan Bank of San Francisco under its specific pledge program. In addition, the Bank pledged $250.9 million at December 31, 2011, and $286.6 million at December 31, 2010, of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program.

Loans serviced for others as of December 31, 2011, totaled $222.2 million and were comprised of $49.0 million of commercial loans, $111.8 million of commercial real estate loans, $0.6 million in construction loans, and $60.8 million of residential mortgages.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into transactions with its directors, executive officers, or principal holders of its equity securities, or the associates of such persons (“Related Parties”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers who are not related parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of December 31, 2011. An analysis of the activity with respect to loans to Related Parties for the years indicated is as follows:

	December 31,
	2011	2010
	(In thousands)
Balance at beginning of year	$134,161	$139,194
Additional loans made	89,985	52,809
Payment received	(64,077)	(57,842)

Balance at end of year	$160,069	$134,161

At December 31, 2011, recorded investment in impaired loans totaled $322.0 million and was comprised of nonaccrual loans of $201.2 million, nonaccrual loans held for sale of $760,000, and accruing TDR’s of $120.0 million. At December 31, 2010, recorded investment in impaired loans totaled $382.0 million and was comprised of nonaccrual loans of $242.3 million, nonaccrual loans held for sale of $2.9 million, and accruing TDR’s of $136.8 million. The average balance of impaired loans was $361.4 million in 2011 and $370.6 million in 2010. We considered all non-accrual loans and troubled debt restructurings (“TDR”) to be impaired. Interest recognized on impaired loans totaled $5.3 million in 2011 and $10.0 million in 2010. The Bank recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans except accruing TDRs. For impaired loans, the amounts previously charged off represent 25.6% at December 31, 2011, and 23.3% at December 31, 2010, of the contractual balances for impaired loans. The following table presents impaired loans and the related allowance and charge-off as of the dates indicated:

	Impaired Loans
	At December 31, 2011			At December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(Dollars in thousands)
With no allocated allowance
Commercial loans	$46,671	$38,194	$—	$41,233	$27,775	$—
Real estate construction loans	134,837	78,767	—	102,186	64,274	—
Commercial mortgage loans	187,580	149,034	—	211,717	156,305	—
Residential mortgage and equity lines	8,555	7,987	—	7,823	7,436	—

Subtotal	$377,643	$273,982	$—	$362,959	$255,790	$—

With allocated allowance
Commercial loans	$11,795	$7,587	$3,336	$13,930	$7,748	$2,925
Real estate construction loans	—	—	—	15,429	13,416	7,470
Commercial mortgage loans	29,722	28,023	2,969	98,593	96,449	3,812
Residential mortgage and equity lines.	13,813	12,381	1,249	9,811	8,589	978

Subtotal	$55,330	$47,991	$7,554	$137,763	$126,202	$15,185

Total impaired loans	$432,973	$321,973	$7,554	$500,722	$381,992	$15,185

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the average balance and interest income recognized related to impaired loans for the period indicated:

	For the year ended December 31,
	2011	2010	2011	2010
	Average Recorded Investment		Interest Income Recognized
	(In thousands)
Commercial loans	$48,349	$34,857	$1,053	$1,059
Real estate construction loans	82,529	92,859	940	1,665
Commercial mortgage loans	212,555	230,952	3,101	6,925
Residential mortgage and equity lines	17,920	11,970	236	340

Subtotal	$361,353	$370,638	$5,330	$9,989

The following is a summary of non-accrual loans as of December 31, 2011, 2010, and 2009 and the related net interest foregone for the years then ended:

	2011	2010	2009
	(In thousands)
Non-accrual portfolio loans	$201,197	$242,319	$280,643
Non-accrual loans held-for-sale	760	2,873	54,826

Total non-accrual loans	$201,957	$245,192	$335,469

Contractual interest due	$13,049	$17,304	$23,746
Interest recognized	71	4,853	9,830

Net interest foregone	$12,978	$12,451	$13,916

The following table presents the aging of the loan portfolio by type as of December 31, 2011 and as of December 31, 2010:

	As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$1,683	$—	$—	$30,661	$32,344	$1,835,931	$1,868,275
Real estate construction loans	20,326	—	—	46,012	66,338	171,034	237,372
Commercial mortgage loans	13,627	20,277	6,726	107,784	148,414	3,600,483	3,748,897
Residential mortgage loans	5,871	—	—	16,740	22,611	1,164,358	1,186,969
Installment and other loans	—	—	—	—	—	17,699	17,699

Total loans	$41,507	$20,277	$6,726	$201,197	$269,707	$6,789,505	$7,059,212

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$7,037	$2,990	$—	$31,498	$41,525	$1,399,642	$1,441,167
Real estate construction loans	14,634	15,425	4,175	53,937	88,171	321,815	409,986
Commercial mortgage loans	12,569	9,430	831	144,596	167,426	3,772,635	3,940,061
Residential mortgage loans	9,934	2,581	—	12,288	24,803	1,036,527	1,061,330
Installment and other loans	—	—	—	—	—	16,077	16,077

Total loans	$44,174	$30,426	$5,006	$242,319	$321,925	$6,546,696	$6,868,621

The determination of the amount of the allowance for credit losses for impaired loans is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectibility when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. This allowance evaluation process is also applied to TDRs since TDRs are considered to be impaired loans. As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011, for identification as TDRs.

At December 31, 2011, accruing TDRs were $120.0 million and non-accrual TDRs were $50.9 million compared to accruing TDRs of $136.8 million and non-accrual TDRs of $28.1 million at December 31, 2010. The Company has allocated specific reserves of $1.4 million to accruing TDRs and $1.6 million to non-accrual TDRs at December 31, 2011, and $3.6 million to accruing TDRs and $1.3 million to non-accrual TDRs at December 31, 2010. The following table presents TDRs that were modified during 2011, their specific reserve at December 31, 2011, and charge-off during 2011:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-off
	(Dollars in thousands)
Commercial loans	7	$15,025	$15,025	$104	$—
Real estate construction loans	3	33,669	21,522	—	12,147
Commercial mortgage loans	6	17,343	14,294	1	3,049
Residential mortgage and equity lines	3	1,574	1,574	114	—

Total	19	$67,611	$52,415	$219	$15,196

A summary of TDRs by type of concession and by type of loans is shown below:

	As of December 31, 2011
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$12,933	$1,756	$—	$431	$15,120
Real estate construction loans	16,820	9,659	—	5,776	32,255
Commercial mortgage loans	471	37,796	2,071	28,935	69,273
Residential mortgage loans	1,294	587	—	1,487	3,368

Total accruing TDRs	$31,518	$49,798	$2,071	$36,629	$120,016

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2011
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$—	$616	$1,859	$1,506	$—	$3,981
Real estate construction loans	—	13,579	12,376	—	—	25,955
Commercial mortgage loans	2,633	9,727		—	5,076	17,436
Residential mortgage loans	311	2,427	449	—	311	3,498

Total non-accrual TDRs	$2,944	$26,349	$14,684	$1,506	$5,387	$50,870

	As of December 31, 2010
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$1,131	$1,780	$—	$1,114	$4,025
Commercial mortgage loans	17,338	87,411	3,459	20,831	129,039
Residential mortgage loans	2,658	599	—	479	3,736

Total accruing TDRs	$21,127	$89,790	$3,459	$22,424	$136,800

	As of December 31, 2010
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial mortgage loans	$1,239	$21,156	$2,310	$1,113	$25,818
Residential mortgage loans	340	1,037	—	951	2,328

Total non-accrual TDRs	$1,579	$22,193	$2,310	$2,064	$28,146

Troubled debt restructurings on accrual status totaled $120.0 million at December 31, 2011, and were comprised of 32 loans, a decrease of $16.8 million, compared to 28 loans totaling $136.8 million at December 31, 2010. TDRs at December 31, 2011, were comprised of eleven retail shopping and commercial use building loans of $74.4 million, seven office and commercial use buildings loans of $23.8 million, one hotel loan of $7.9 million, ten single family residential loans of $13.3 million, one land loan of $635,000 and two commercial loans of $39,000. Troubled debt restructurings on accrual status totaled $136.8 million at December 31, 2010, and were comprised of 28 loans, an increase of $81.8 million, compared to 14 loans totaling $55.0 million at December 31, 2009. TDRs at December 31, 2010, were comprised of eight retail shopping and commercial use building loans of $64.4 million, six office and commercial use building loans of $20.8 million, three multi-family residential loans of $21.4 million, two hotel loans of $15.4 million, four single family residential loan of $10.5 million, three land loans of $2.5 million, and two commercial loans of $1.8 million.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity within our TDR loans for 2011 and 2010 are shown below:

Accruing TDRs	2011	2010
	(In thousands)
Beginning balance	$136,800	$54,992
New restructurings	60,863	55,815
Restructured loans restored to accrual status	709	53,432
Charge-offs	(2,341)	—
Payments	(46,313)	(8,205)
Restructured loans placed on nonaccrual	(28,969)	(18,371)
Expiration of loan concession	(733)	(863)

Ending balance	$120,016	$136,800

Non-accrual TDRs	2011	2010
	(In thousands)
Beginning balance	$28,146	$41,609
New restructurings	13,269	74,543
Restructured loans placed on nonaccrual	28,969	18,371
Charge-offs	(7,303)	(21,293)
Payments	(3,355)	(8,035)
Foreclosures	(8,147)	(23,617)
Restructured loans restored to accrual status	(709)	(53,432)

Ending balance	$50,870	$28,146

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms. Two commercial TDRs of $930,000 and one commercial real estate TDR of $26,000 had payments defaults within the previous twelve months ended December 31, 2011. The TDRs that subsequently defaulted incurred no charge-off during 2011.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty. As of December 31, 2011, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

As part of the on-going monitoring of the credit quality of our loan portfolio, the Company utilizes a risk grading matrix to assign a risk grade to each loan. Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes a review of all sources of repayment, the borrower’s current financial and liquidity status and all other relevant information. The risk rating categories can be generally described by the following grouping for non-homogeneous loans:

•	Pass/Watch – These loans range from minimal credit risk to lower than average, but still acceptable, credit risk.

•

Special Mention – Borrower is fundamentally sound and the loan is currently protected but adverse trends are apparent, that if not corrected, may affect ability to repay. Primary source of loan repayment remains viable but there is increasing reliance on collateral or guarantor support.

•

Substandard – These loans are inadequately protected by current sound worth, paying capacity or pledged collateral. Well-defined weaknesses exist that could jeopardize repayment of debt. Loss may not be imminent, but if weaknesses are not corrected, there is a good possibility of some loss.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Doubtful – The possibility of loss is extremely high, but due to identifiable and important pending events (which may strengthen the loan) a loss classification is deferred until the situation is better defined.

•	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following table presents loan portfolio by risk rating as of December 31, 2011, and as of December 31, 2010:

	As of December 31, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$1,689,842	$64,290	$108,858	$5,285	$1,868,275
Real estate construction loans	115,538	23,555	90,132	8,147	237,372
Commercial mortgage loans	3,275,431	69,925	403,541	—	3,748,897
Residential mortgage and equity lines	1,149,225	4,439	33,160	145	1,186,969
Installment and other loans	17,636	63	—	—	17,699

Total gross loans	$6,247,672	$162,272	$635,691	$13,577	7,059,212

Loans held for sale	—	$—	$260	$500	$760

	As of December 31, 2010
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$1,258,537	$58,189	$118,670	$5,771	$1,441,167
Real estate construction loans	191,455	53,172	153,857	11,502	409,986
Commercial mortgage loans	3,365,040	143,974	431,047	—	3,940,061
Residential mortgage and equity lines	1,026,216	6,109	28,846	159	1,061,330
Installment and other loans	15,535	542	—	—	16,077

Total gross loans	5,856,783	$261,986	$732,420	$17,432	6,868,621

Loans held for sale	—	$—	$2,873	$—	$2,873

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of December 31, 2011, and as of December 31, 2010.

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential mortgage and equity line	Consumer and Other	Total
	(In thousands)
December 31, 2011
Loans individually evaluated for impairment
Allowance	$3,336	$—	$2,969	$1,247	$—	$7,552
Balance	$45,781	$78,766	$177,058	$20,368	$—	$321,973
Loans collectively evaluated for impairment
Allowance	$62,322	$21,749	$105,052	$9,548	$57	$198,728
Balance	$1,822,494	$158,606	$3,571,839	$1,166,601	$17,699	$6,737,239

Total allowance	$65,658	$21,749	$108,021	$10,795	$57	$206,280
Total balance	$1,868,275	$237,372	$3,748,897	$1,186,969	$17,699	$7,059,212
December 31, 2010
Loans individually evaluated for impairment
Allowance	$2,540	$7,470	$3,106	$—	$—	$13,116
Balance	$33,555	$77,691	$248,059	$7,435	$—	$366,740
Loans collectively evaluated for impairment
Allowance	$61,379	$35,791	$125,241	$9,668	$36	$232,115
Balance	$1,407,612	$332,295	$3,692,002	$1,053,895	$16,077	$6,501,881

Total allowance	$63,919	$43,261	$128,347	$9,668	$36	$245,231
Total balance	$1,441,167	$409,986	$3,940,061	$1,061,330	$16,077	$6,868,621

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2011 and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential mortgage and equity line	Installment and Other Loans	Total
	(In thousands)
2010 Beginning Balance	$57,814	$45,087	$100,495	$8,480	$13	$211,889

Provision for possible loan losses	23,001	37,495	96,217	3,048	9	159,770
Charge-offs	(21,609)	(45,321)	(69,891)	(1,934)	—	(138,755)
Recoveries	4,712	6,001	1,527	74	13	12,327

Net Charge-offs	(16,897)	(39,320)	(68,364)	(1,860)	13	(126,428)

2010 Ending Balance	$63,918	$43,262	$128,348	$9,668	$35	$245,231

Reserve to impaired loans	$2,925	$7,470	$3,812	$979	$—	$15,186
Reserve to non-impaired loans	$60,994	$35,791	$124,535	$8,690	$35	$230,045
Reserve for off-balance sheet credit commitments	$691	$1,505	$103	$36	$2	$2,337
2011 Beginning Balance	$63,918	$43,262	$128,348	$9,668	$35	$245,231

Provision for possible loan losses	11,711	11,514	1,454	2,392	197	27,268
Charge-offs	(11,745)	(37,500)	(26,750)	(1,456)	(175)	(77,626)
Recoveries	1,774	4,473	4,969	191	—	11,407

Net Charge-offs	(9,971)	(33,027)	(21,781)	(1,265)	(175)	(66,219)

2011 Ending Balance	$65,658	$21,749	$108,021	$10,795	$57	$206,280

Reserve to impaired loans	$3,336	$—	$2,969	$1,247	$—	$7,552
Reserve to non-impaired loans	$62,322	$21,749	$105,052	$9,548	$57	$198,728
Reserve for off-balance sheet credit commitments	$816	$1,103	$113	$34	$3	$2,069

An analysis of the activity in the allowance for credit losses for the year ended 2011, 2010, and 2009 is as follows:

	December 31,
	2011	2010	2009
	(In thousands)
Allowance for Loan Losses
Balance at beginning of year	$245,231	$211,889	$122,093
Provision for credit losses	27,000	156,900	307,000
Transfers from reserve for off-balance sheet credit commitments.	268	2,870	2,125
Loans charged off	(77,626)	(138,755)	(222,547)
Recoveries of charged off loans	11,407	12,327	3,218

Balance at end of year	$206,280	$245,231	$211,889

Reserve for Off-balance Sheet Credit Commitments
Balance at beginning of year	$2,337	$5,207	$7,332
Provision for credit losses/transfers	(268)	(2,870)	(2,125)

Balance at end of year	$2,069	$2,337	$5,207

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Other Real Estate Owned

At December 31, 2011, the net carrying value of other real estate owned increased $15.0 million, or 19.3%, to $92.7 million from $77.7 million at December 31, 2010. OREO located in California was $32.3 million and was comprised primarily of five parcels of land zoned for residential purpose of $9.9 million, four parcels of land zoned for commercial purpose properties of $4.8 million, two commercial building construction projects of $3.5 million, one residential construction project of $588,000, twelve office and commercial use buildings of $13.2 million, two single family residential properties of $395,000. OREO located in Texas was $48.6 million and was comprised of eight commercial use buildings of $33.5 million, three parcels of land zoned for residential purpose of $11.7 million, three commercial building construction projects of $2.4 million, and three single family residential properties of $959,000. OREO located in the state of Washington was $3.9 million and was comprised of two retail stores $1.6 million, three parcels of land zoned for residential purpose of $1.2 million, one commercial construction project of $658,000, and three single family residential properties of $531,000. OREO located in the state of Nevada was $4.8 million and was comprised of a parcel of land zoned for residential purpose of $3.5 million and one commercial use building of $1.3 million. OREO in all other states was $3.0 million and was comprised of three commercial use properties of $2.1 million and four single family residential properties of $878,000.

For 2010, OREO located in California was $55.9 million and was comprised primarily of seven parcels of land zoned for residential purpose of $14.3 million, six parcels of land zoned for commercial purpose properties of $8.1 million, two commercial building construction projects of $4.8 million, three residential construction projects of $9.7 million, eleven office and commercial use buildings of $18.4 million, and three single family residential properties of $605,000. OREO located in Texas was $12.9 million and was comprised of two residential construction projects of $3.7 million, two commercial use buildings construction projects of $1.9 million, two parcels of land zoned for residential purpose of $3.6 million, two multi-family residences of $1.7 million, one parcel of land zoned for commercial purpose of $906,000, three single family residential properties of $786,000, and an industrial building of $291,000. OREO located in the state of Washington was $4.3 million and was comprised of two residential construction projects of $1.8 million, one parcel of land zoned for residential purpose of $1.3 million, a commercial building construction project of $949,000, and a single family residence of $241,000. OREO located in the state of Nevada was a parcel of land zoned for residential purpose of $3.3 million. OREO in all other states was $1.3 million and was comprised primarily of three commercial use properties.

An analysis of the activity in the valuation allowance for other real estate losses for the years ended on December 31, 2011, 2010, and 2009 is as follows:

	2011	2010	2009
	(In thousands)
Balance, beginning of year	$25,310	$22,743	$3,814
Provision for losses	10,385	20,139	28,216
OREO disposal	(9,273)	(17,572)	(9,287)

Balance, end of year	$26,422	$25,310	$22,743

The following table presents the components of other real estate owned expense for the year ended:

	2011	2010	2009
	(In thousands)
Operating expense	$5,441	$5,849	$5,794
Provision for losses	10,385	20,139	28,216
Net (gain)/loss on transfer and disposal	(5,243)	(9,977)	2,065

Total other real estate owned expense	$10,583	$16,011	$36,075

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Investments in Affordable Housing

The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States. The Company’s investments in these partnerships were $78.4 million at December 31, 2011, and $88.5 million at December 31, 2010. At December 31, 2011, and December 31, 2010, six of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary. The consolidation of these limited partnerships in the Company’s Consolidated Financial Statements increased total assets and liabilities by $22.8 million at December 31, 2011, and also by $22.8 million at December 31, 2010. Other borrowings for affordable housing limited partnerships were $18.9 million at December 31, 2011, and $19.1 million at December 31, 2010; recourse is limited to the assets of the limited partnerships. Unfunded commitments for affordable housing limited partnerships of $1.5 million as of December 31, 2011, and $4.3 million as of December 31, 2010, were recorded under other liabilities.

Each of the partnerships must meet regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining tax credits to be utilized over a multiple-year period are $43.1 million for Federal and $1.2 million for state at December 31, 2011. The Company’s usage of tax credits approximated $9.5 million in 2011, $10.5 million in 2010, and $11.1 million in 2009. For the year ended December 31, operations of investments in affordable housing resulted in pretax losses of $8.2 million for 2011, $7.6 million for 2010, and $7.3 million for 2009. Losses in excess of the Bank’s investment in two limited partnerships have not been recorded in the Company’s Consolidated Financial Statements because the Company had fully satisfied all capital commitments required under the respective limited partnership agreements.

8. Premises and Equipment

Premises and equipment consisted of the following at December 31, 2011, and December 31, 2010:

	2011	2010
	(In thousands)
Land and land improvements	$33,429	$33,429
Building and building improvements	72,608	73,541
Furniture, fixtures and equipment	37,445	36,621
Leasehold improvement	12,494	12,216
Construction in process	1,314	902

	157,290	156,709
Less: Accumulated depreciation/amortization	51,329	47,253

Premises and equipment, net	$105,961	$109,456

The amount of depreciation/amortization included in operating expense was $6.1 million in 2011, $4.6 million in 2010, and $7.7 million in 2009.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Deposits

The following table displays deposit balances as of December 31, 2011, and December 31, 2010:

	2011	2010
	(In thousands)
Demand	$1,074,718	$930,300
NOW accounts	451,541	418,703
Money market accounts .	951,516	982,617
Saving accounts	420,030	385,245
Time deposits under $100,000	832,997	1,081,266
Time deposits of $100,000 or more	3,498,329	3,193,715

Total	$7,229,131	$6,991,846

Time deposits outstanding as of December 31, 2011, mature as follows.

	2012	2013	2014	2015	2016	Thereafter	Total
	(In thousands)
Time deposits, $100,000 and over	$3,106,609	$228,188	$162,437	$—	$1,095	$—	$3,498,329
Other time deposits	785,034	33,799	13,840	191	133	—	832,997

	$3,891,643	$261,987	$176,277	$191	$1,228	$—	$4,331,326

Accrued interest payable on customer deposits was $4.2 million at December 31, 2011, $5.2 million at December 31, 2010, and $9.7 million at December 31, 2009. The following table summarizes the interest expense on deposits by account type for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Interest bearing demand	$756	$927	$1,059
Money market accounts	7,351	8,733	13,233
Saving accounts	482	694	799
Time deposits	53,625	73,808	118,465

Total	$62,214	$84,162	$133,556

10. Borrowed Funds

Federal Funds Purchased. The table below provides comparative data for federal funds purchased:

	2011	2010	2009
	(Dollars in thousands)
Average amount outstanding during the year (1)	$27	$—	$8,392
Maximum amount outstanding at month-end (2)	—	—	85,000
Balance, December 31	—	—	—
Rate at year-end	N/A	N/A	N/A
Weighted-average interest rate for the year	1.29%	0.00%	0.27%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were April 2009.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities Sold under Agreements to Repurchase. Securities sold under agreements to repurchase were $1.4 billion with a weighted average rate of 4.14% at December 31, 2011, compared to $1.6 billion with a weighted average rate of 4.18% at December 31, 2010. Two long-term securities sold under agreements to repurchase totaling $100.0 million with a weighted average rate of 4.77% matured in March 2011. In May 2011, the Company prepaid a security sold under agreement to repurchase of $50 million with a rate of 4.83% and incurred a prepayment penalty of $1.7 million. Fourteen floating-to-fixed rate agreements totaling $750.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 100 basis points to three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%. After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months. For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. Quarterly average balance for securities sold under agreements to repurchase was $1.4 billion for the last three quarters in 2011, $1.5 billion for the first quarter of 2011, and $1.6 billion for all quarters in 2010 and in 2009. The table below provides summary data for callable securities sold under agreements to repurchase as of December 31, 2011:

(Dollars in millions)	Fixed-to-floating						Floating-to-fixed		Total
Callable	All callable at December 31, 2011						All callable at December 31, 2011
Rate type	Float Rate						Fixed Rate
Rate index	8% minus 3 month LIBOR

Maximum rate	3.75%	3.53%	3.50%	3.50%	3.53%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	1	4	3	1	1	10	4	27
Amount	$150.0	$50.0	$200.0	$150.0	$50.0	$50.0	$550.0	$200.0	$1,400.0
Weighted average rate	3.75%	3.53%	3.50%	3.50%	3.53%	3.25%	4.54%	5.00%	4.14%
Final maturity	2014	2014	2014	2015	2015	2015	2014	2017

These transactions are accounted for as collateralized financing transactions and recorded at the amount at which the securities were sold. We may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.6 billion as of December 31, 2011, and $1.7 billion as of December 31, 2010.

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	2011	2010	2009
	(Dollars in thousands)
Average amount outstanding during the year (1)	$1,448,363	$1,560,215	$1,562,447
Maximum amount outstanding at month-end (2)	1,559,000	1,566,000	1,587,000
Balance, December 31	1,400,000	1,561,000	1,557,000
Rate, December 31	4.14%	4.18%	4.19%
Weighted average interest rate for the year	4.19%	4.24%	4.17%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were January 2011, September 2010, and February 2009.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advances from the Federal Home Loan Bank. Total advances from the FHLB decreased by $325.0 million to $225.0 million at December 31, 2011, from $550.0 million at December 31, 2010. The Company prepaid advances from the FHLB totaling $450.0 million with a weighted rate of 4.39% and incurred prepayment penalties of $18.5 million in 2011 compared to prepaying $379.4 million with a rate of 4.62% and incurring prepayment penalties totaling $14.3 million in 2010. As of December 31, 2011, $225.0 million FHLB advances with weighted average rate of 2.08% were outstanding compared to $550.0 million FHLB advances with weighted average rate of 4.43% at December 31, 2010.

The following relates to the outstanding advances at December 31, 2011, and 2010:

	2011		2010
Maturity	Amount (In thousands)	Weighted Average Interest Rate	Amount (In thousands)	Weighted Average Interest Rate
91 days through 365 days	$225,000	2.08%	$—	—
1 – 2 years	—	—	550,000	4.43%

	$225,000	2.08%	$550,000	4.43%

Other borrowings from financial institutions. At December 31, 2011, other borrowings from a financial institution were $880,000 with a weighted average rate of 0.55% compared to $8.5 million with a weighted average rate of 0.48% at December 31, 2010. Other borrowings of $880,000 will mature in the first quarter of 2012.

Other Liabilities. On November 23, 2004, the Company entered into an agreement with its Chief Executive Officer (“CEO”) pursuant to which the CEO agreed to defer any bonus amounts in excess of $225,000 for the year ended December 31, 2005, until January 1 of the first year following such time as the CEO separates from the Company. Accordingly, an amount equal to $610,000 was deferred in 2004 and was accrued in other liabilities in the consolidated balance sheet. The Company agreed to accrue interest on the deferred portion of the bonus at 7.0% per annum compounded quarterly. The deferred amount will be increased each quarter by the amount of interest computed for that quarter. Beginning on the tenth anniversary of the agreement, the interest rate will equal 275 basis points above the prevailing interest rate on the ten-year Treasury Note. Interest of $67,000 during 2011, $62,000 during 2010, and $58,000 during 2009 was accrued on this deferred bonus. The balance was $995,000 at December 31, 2011, and $928,000 at December 31, 2010.

11. Capital Resources

In 2010, the Company sold $132.3 million of new common stock consisting of 15,028,409 shares at an average price of $8.80 per share. Net of issuance costs and fees, this issuance added $124.9 million to common stockholders’ equity. In 2009, the Company sold $126.0 million of new common stock consisting of 13,869,856 shares at an average price of $8.61 per share. Net of issuance costs and fees, this issuance added $119.4 million to common stockholders’ equity. The Company did not sell any common stock in 2011.

The Company has participated in the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program under the Emergency Economic Stabilization Act of 2008. Upon the approval of participation, the U.S. Treasury purchased the Company’s senior preferred stock on December 5, 2008, in the amount of $258.0 million. The senior preferred stock pays cumulative compounding dividends at a rate of 5% per year for the first five years, and thereafter at a rate of 9% per year. The shares are non-voting, other than class voting rights on matters that could adversely affect the shares. They are callable at par after three years. Prior to the end of three years, the shares may only be redeemed with the proceeds from one or more qualified equity offerings. In conjunction with the purchase of senior preferred shares, the U.S. Treasury received warrants to purchase 1,846,374 shares of

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock at the exercise price of $20.96 with an aggregate market price equal to $38.7 million, 15% of the senior preferred stock amount that U.S. Treasury invested.

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction. The debt had an original maturity term of 10 years, was unsecured and bore interest at a rate of three-month LIBOR plus 110 basis points, payable on a quarterly basis. In March 2011, the Company extended the debt for an additional year. As part of the extension agreement, the rate was increased from LIBOR plus 110 basis points to LIBOR plus 330 basis points for 2011 and 2012, after which time it reverts back to LIBOR plus 110 basis points. At December 31, 2011, the per annum interest rate on the subordinated debt was 3.88% compared to 1.40% at December 31, 2010. The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed Consolidated Balance Sheets.

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

Interest expense on the Junior Subordinated Notes was $3.0 million for 2011, $3.1 million for 2010, and $3.8 million for 2009.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the outstanding Junior Subordinated Notes issued by the Company to each trust as of December 31, 2011:

Trust Name	Issuance Date	Principal Balance of Notes	Not Redeemable Until	Stated Maturity	Annualized Coupon Rate	Current Interest Rate	Date of Rate Change	Payable/ Distribution Date
	(Dollars in thousands)
Cathay Capital Trust I	June 26,	$20,619	June 30,	June 30,	3-month	3.73%	December 30,	March 30
	2003		2008	2033	LIBOR		2011	June 30
					+3.15%			September 30
								December 30
Cathay Statutory Trust I	September 17,	20,619	September 17,	September 17,	3-month	3.56%	December 17,	March 17
	2003		2008	2033	LIBOR		2011	June 17
					+3.00%			September 17
								December 17
Cathay Capital Trust II	December 30,	12,887	March 30,	March 30,	3-month	3.48%	December 30,	March 30
	2003		2009	2034	LIBOR		2011	June 30
					+ 2.90%			September 30
								December 30
Cathay Capital Trust III	March 28,	46,392	June 15,	June 15,	3-month	2.03%	December 15,	March 15
	2007		2012	2037	LIBOR		2011	June 15
					+1.48%			September 15
								December 15
Cathay Capital Trust IV	May 31,	20,619	September 6,	September 6,	3-month	1.93%	December 6,	March 6
	2007		2012	2037	LIBOR		2011	June 6
					1.40%			September 6
								December 6

Total Junior Subordinated Notes		$121,136

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Income Taxes

For the years ended December 31, 2011, 2010, and 2009, the current and deferred amounts of the income tax expense are summarized as follows:

	2011	2010	2009
	(In thousands)
Current:
Federal	$26,548	$16,496	$(25,226)
State	10,905	7,379	429

	$37,453	$23,875	$(24,797)

Deferred:
Federal	10,133	(28,600)	(26,367)
State	3,675	(9,904)	(10,748)

	$13,808	$(38,504)	$(37,115)

Total income tax (benefit)/expense	$51,261	$(14,629)	$(61,912)

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes. Net deferred tax assets at December 31, 2011, and at December 31, 2010, are included in other assets in the accompanying Consolidated Balance Sheets and are as follows:

	2011	2010
	(In thousands)
Deferred Tax Assets
Loan loss allowance, due to differences in computation of bad debts	$109,686	$122,691
Write-down on equity securities	3,609	3,714
Stock option compensation expense	16,048	15,748
State tax	3,744	1,903
Non-accrual interest	2,048	4,004
Write-down on other real estate owned	14,148	16,374
Unrealized loss on interest rate swaps	1,097	2,709
Unrealized loss on securities available-for-sale, net	6,311	741
Other, net	3,536	3,079

Gross deferred tax assets	160,227	170,963

Deferred Tax Liabilities
Core deposit intangibles	(3,919)	(6,282)
Investment in aircraft financing trust and venture capital partnerships	(21,628)	(21,329)
Dividends on Federal Home Loan Bank common stock	(2,788)	(4,035)
Other, net	(5,646)	(4,876)

Gross deferred tax liabilities	(33,981)	(36,522)
Valuation allowance	(2,533)	(2,533)

Net deferred tax assets	$123,713	$131,908

Amounts for the current year are based upon estimates and assumptions and could vary from amounts shown on the tax returns as filed.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2011, the Company had income tax receivables of approximately $39.3 million, of which $11.2 million relates to the carryback of the Company’s net operating loss for 2009 to the 2007 tax year and $9.1 million relates to the carryback of the Company’s low income housing tax credits for 2009 to the 2008 tax year. The refunds receivable from the carryback of the Company’s net operating loss for 2009 were issued in January 2012. These income tax receivables are included in other assets in the accompanying Consolidated Balance Sheets. Other assets included current income taxes receivable of $23.5 million as of December 31, 2010.

At December 31, 2011, the Company had Federal net operating loss carry forwards of approximately $2.0 million which expire through 2022. The Federal net operating loss carry-forwards were acquired in connection with the Company’s acquisition of United Heritage Bank. Federal and state tax laws related to a change in ownership place limitations on the annual amount of operating loss carryovers that can be utilized to offset post-acquisition operating income based on the value of the acquired bank at the ownership change date.

During 2010, the Company paid $1.5 million of California income taxes and $0.9 million of interest upon the completion of the audit of its 2000 to 2002 California income tax returns, recognized $0.5 million in tax benefits upon the expiration of statutes of limitation and a $0.8 million Federal impact of state tax payments. During 2011, the Company paid $0.1 million of state taxes previously recorded in unrecognized tax benefits. The Company had accrued interest and penalties of less than $0.1 million at December 31, 2011, and $0.1 million at December 31, 2010. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	2011	2010
	(In thousands)
Balance, beginning of year	$519	$2,593
Expiration of statute of limitations	—	(508)
Federal impact of state payments	—	843
Payments	(86)	(2,409)
Increases for tax positions of prior years.	75	—

Balance, end of year	$508	$519

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2010 and by the FTB of the State of California back to 2003. The Company is under audit by the California Franchise Tax Board for the years 2003 to 2007. As the Company is presently under audit by a number of tax authorities, it is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense results in effective tax rates that differ from the statutory Federal income tax rate for the years indicated as follows:

	2011		2010		2009
	(In thousands)
Tax provision at Federal statutory rate	$52,994	35.0%	$(1,072)	35.0%	$(45,042)	35.0%
State income taxes, net of Federal income tax benefit	9,477	6.3	(1,641)	53.5	(6,175)	4.8
Interest on obligations of state and political subdivisions, which are exempt from Federal taxation	(1,476)	(1.0)	(299)	9.8	(267)	0.2
Low income housing and other tax credits	(10,087)	(6.6)	(11,220)	366.2	(10,575)	8.2
Other, net	353	0.2	(397)	13.0	147	(0.1)

Total income tax (benefit)/expense	$51,261	33.9%	$(14,629)	477.5%	$(61,912)	48.1%

13. Stockholders’ Equity and Earnings per Share

As a bank holding company, the Bancorp’s ability to pay dividends will depend upon the dividends it receives from the Bank and on the income it may generate from any other activities in which it may engage, either directly or through other subsidiaries.

Under California banking law, the Bank may not, without regulatory approval, pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2011, is restricted to approximately $55.3 million.

During 2003, the Bank formed Cathay Real Estate Investment Trust (“Trust”) to provide the Bank flexibility in raising capital. In 2003 and 2004, the Trust sold to accredited investors $8.6 million of its 7.0% Series A Non-Cumulative preferred stock which pays dividends, if declared, at the end of each quarter. This preferred stock qualifies as Tier 1 capital under current regulatory guidelines. The Company paid dividends of $605,000 in 2011, $611,000 in 2010, and $611,000 in 2009. For the years ended and as of December 31, 2011, December 31, 2010, and December 31, 2009, the net income and assets of the Trust were eliminated in consolidation.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program under the Emergency Economic Stabilization Act of 2008, on December 5, 2008, the U.S. Treasury purchased 258,000 shares of the Company’s Series B Preferred Stock in the amount of $258.0 million. The Series B Preferred Stock pays cumulative compounding dividends at a rate of 5% per year for the first five years, and thereafter at a rate of 9% per year. In conjunction with the purchase of senior preferred shares, the U.S. Treasury received warrants to purchase 1,846,374 shares of common stock at the exercise price of $20.96 per share with an aggregate market price equal to $38.7 million, or 15%, of the senior preferred stock amount that the U.S. Treasury invested. The exercise price of $20.96 on warrants was calculated based on the average of closing prices of the Company’s common stock on the 20 trading days ending on the last trading day prior to November 17, 2008, the date that the Company received the preliminary approval of the purchase from the U.S. Treasury.

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	Year Ended December 31,
	2011			2010			2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except shares and per share data)
Net income/(loss)	$100,150			$11,565			$(67,390)
Dividends on preferred stock	(16,437)			(16,388)			(16,338)

Basic EPS, income/(loss)	$83,713	78,633,317	$1.06	$(4,823)	77,073,954	$(0.06)	$(83,728)	52,629,159	$(1.59)
Effect of dilutive stock options		7,335			—			—

Diluted EPS, income/(loss)	$83,713	78,640,652	$1.06	$(4,823)	77,073,954	$(0.06)	$(83,728)	52,629,159	$(1.59)

Options to purchase an additional 4.4 million shares, restricted stock units for an additional 103,000 shares, and warrants to purchase an additional 1.8 million shares at December 31, 2011, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. All options to purchase an additional 5.0 million shares, restricted stock units for an additional 39,000 shares, and warrants on an additional 1.8 million shares at December 31, 2010, were excluded from computation of diluted per-share amounts due to the net loss from operations for 2010.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial instruments whose contract amounts represent the amount of credit risk include the following:

	2011	2010
	(In thousands)
Commitments to extend credit	$1,626,523	$1,360,266
Standby letters of credit	62,076	59,876
Commercial letters of credit	64,233	62,722
Bill of lading guarantees	187	245

Total	$1,753,019	$1,483,109

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

As of December 31, 2011, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

As of December 31, 2011, commitments to extend credit of $1.6 billion include commitments to fund fixed rate loans of $86.7 million and adjustable rate loans of $1.5 billion.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases. The Company is obligated under a number of operating leases for premises and equipment with terms ranging from one to 50 years, many of which provide for periodic adjustment of rentals based on changes in various economic indicators. Rental expense was $6.7 million for 2011, $6.6 million for 2010, and $6.9 million for 2009. The following table shows future minimum payments under operating leases with terms in excess of one year as of December 31, 2011.

Year Ending December 31,	Commitments
(In thousands)
2012	$5,896
2013	4,968
2014	3,803
2015	2,068
2016	1,510
Thereafter	179

Total minimum lease payments	$18,424

Rental income was $0.2 million for 2011, $0.3 million for 2010, and $0.3 million for 2009. The following table shows future rental payments to be received under operating leases with terms in excess of one year as of December 31, 2011:

Year Ending December 31,	Commitments
(In thousands)
2012	$90
2013	93
2014	45
Thereafter	—

Total minimum lease payments to be received	$228

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

As of December 31, 2011, the Company had five interest rate swap agreements outstanding with two major financial institutions in the notional amount of $300.0 million for a period of three years. These interest rate swaps

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were not structured to hedge against inherent interest rate risks related to the Company’s interest-earning assets and interest-bearing liabilities. At December 31, 2011, the Company paid a fixed rate at a weighted average rate of 1.95% and received a floating 3-month LIBOR rate at a weighted average rate of 0.52%. The net amount accrued on these interest rate swaps of $4.9 million for 2011 was recorded to reduce other non-interest income compared to $4.8 million for 2010. At December 31, 2011, the Company recorded $2.6 million within other liabilities to recognize the negative fair value of these interest rate swaps compared to the $6.5 million negative fair value at December 31, 2010.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates, for foreign exchange certificates of deposit, foreign currency contracts or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign currency certificates of deposit, foreign exchange contracts, or foreign currency option contracts are recognized immediately in operations as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At December 31, 2011, the notional amount of option contracts totaled $4.3 million with a net positive fair value of $29,000. Spot and forward contracts in the total notional amount of $238.6 million had positive fair value, in the amount of $2.2 million, at December 31, 2011. Spot and forward contracts in the total notional amount of $128.2 million had a negative fair value, in the amount of $486,000, at December 31, 2011. At December 31, 2010, the notional amount of option contracts totaled $29.3 million with a net positive fair value of $35,000. Spot and forward contracts in the total notional amount of $112.7 million had positive fair value, in the amount of $4.6 million, at December 31, 2010. Spot and forward contracts in the total notional amount of $68.4 million had a negative fair value, in the amount of $1.9 million, at December 31, 2010.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at December 31, 2011, and at December 31, 2010:

As of December 31, 2011	Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Securities available-for-sale
U.S. government sponsored entities	$—	$501,226	$—	$501,226
State and municipal securities	—	1,928	—	1,928
Mortgage-backed securities	—	337,631	—	337,631
Collateralized mortgage obligations	—	16,486	—	16,486
Asset-backed securities	—	166	—	166
Corporate debt securities	—	380,429	—	380,429
Mutual funds	6,035	—	—	6,035
Preferred stock of government sponsored entities	—	1,654	—	1,654
Trust preferred securities	45,963	—	—	45,963
Other equity securities	2,960	—	—	2,960

Total securities available-for-sale	54,958	1,239,520	—	1,294,478
Trading securities	2	4,540	—	4,542
Warrants	—	—	218	218
Option contracts	—	34	—	34
Foreign exchange contracts	—	2,151	—	2,151

Total assets	$54,960	$1,246,245	$218	$1,301,423

Liabilities
Interest rate swaps	$—	$2,634	$—	$2,634
Option contracts	—	5	—	5
Foreign exchange contracts	—	486	—	486

Total liabilities	$—	$3,125	$—	$3,125

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010	Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$118,828	$—	$—	$118,828
U.S. government sponsored entities	—	825,082	—	825,082
State and municipal securities	—	1,718	—	1,718
Mortgage-backed securities	—	642,305	—	642,305
Collateralized mortgage obligations	—	25,194	—	25,194
Asset-backed securities	—	240	—	240
Corporate debt securities	—	369,425	—	369,425
Mutual funds	3,927	—	—	3,927
Preferred stock of government sponsored entities	—	719	—	719
Trust preferred securities	14,437	—	—	14,437
Other equity securities	1,692	—	—	1,692

Total securities available-for-sale	138,884	1,864,683	—	2,003,567
Trading securities	23	3,795	—	3,818
Warrants	—	—	40	40
Option contracts	—	106	—	106
Foreign exchange contracts	—	4,629	—	4,629

Total assets	$138,907	$1,873,213	$40	$2,012,160

Liabilities
Interest rate swaps	$—	$6,508	$—	$6,508
Option contracts	—	72	—	72
Foreign exchange contracts	—	1,873	—	1,873

Total liabilities	$—	$8,453	$—	$8,453

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $218,000 at December 31, 2011, compared to $40,000 at December 31, 2010. The fair value adjustment of warrants was included in other operating income of 2011.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at December 31, 2011, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at December 31, 2011, and at December 31, 2010, and the total losses for the periods indicated:

	As of December 31, 2011				Total Losses
	Fair Value Measurements Using			Total at Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3		December 31, 2011	December 31, 2010
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$—	$4,251	$4,251	$877	$3,411
Construction-residential	—	—	—	—	—	1,295
Real estate loans	—	—	35,576	35,576	820	1,407
Land loans	—	—	611	611	46	1,003

Total impaired loans	—	—	40,438	40,438	1,743	7,116
Loans held-for-sale	—	—	760	760	—	3,160
Other real estate owned (1)	—	79,029	1,093	80,122	7,003	20,139
Investments in venture capital	—	—	8,693	8,693	379	760
Equity investments	323	—	—	323	200	304

Total assets	$323	$79,029	$50,984	$130,336	$9,325	$31,479

(1)	Other real estate owned balance of $92.7 million in the consolidated balance sheet is net of estimated disposal costs.

	As of December 31, 2010				Total Losses
	Fair Value Measurements Using			Total at Fair Value	For the Twelve Months Ended
	Level 1	Level 2	Level 3		December 31, 2010	December 31, 2009
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$—	$—	$4,824	$4,824	$3,411	$16,293
Construction-residential	—	—	500	500	1,295	23,234
Construction-other	—	—	5,659	5,659	—	12,493
Real estate loans	—	—	99,309	99,309	1,407	27,350
Land loans	—	—	730	730	1,003	11,639

Total impaired loans	—	—	111,022	111,022	7,116	91,009
Loans held-for-sale.	—	—	2,873	2,873	3,160	19,252
Other real estate owned (1)	—	72,159	11,105	83,264	20,139	28,216
Investments in venture capital	—	—	8,410	8,410	760	1,982
Equity investments	522	—	—	522	304	—

Total assets	$522	$72,159	$133,410	$206,091	$31,479	$140,459

(1)	Other real estate owned balance of $71.0 million in the consolidated balance sheet is net of estimated disposal costs.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

	As of December 31, 2011		As of December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$117,888	$117,888	$87,347	$87,347
Short-term investments	294,956	294,956	206,321	206,321
Securities purchased under agreements to resell ..	—	—	110,000	110,000
Securities held-to-maturity	1,153,504	1,203,977	840,102	837,359
Securities available-for-sale	1,294,478	1,294,478	2,003,567	2,003,567
Trading securities	4,542	4,542	3,818	3,818
Loans held-for-sale	760	760	2,873	2,873
Loans, net	6,844,483	6,825,571	6,615,769	6,596,501
Investment in Federal Home Loan Bank stock	52,989	52,989	63,873	63,873
Warrants	218	218	40	40

	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	$3,026	$34	$29,336	$106
Foreign exchange contracts	238,581	2,151	112,665	4,629

Financial Liabilities	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Deposits	$7,229,131	$7,240,857	$6,991,846	$7,006,913
Securities sold under agreement to repurchase	1,400,000	1,547,900	1,561,000	1,704,585
Advances from Federal Home Loan Bank	225,000	227,825	550,000	580,054
Other borrowings	19,800	19,801	27,576	27,585
Long-term debt	171,136	98,676	171,136	114,557

	Amount	Fair Value	Notional Amount	Fair Value
Option contracts	$1,282	$5	$72	$72
Interest rate swaps	300,000	2,634	300,000	6,508
Foreign exchange contracts	128,215	486	68,355	1,873

	Notional Amount	Fair Value	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,626,523	$(1,253)	$1,360,266	$(603)
Standby letters of credit	62,076	(367)	59,876	(282)
Other letters of credit	64,233	(38)	62,722	(38)
Bill of lading guarantees	187	—	245	(1)

18. Employee Benefit Plans

Employee Stock Ownership Plan. Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Bancorp for the benefit of eligible employees. Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consecutive years for salaried part-time employees. The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations. The Company also pays for the administration of this plan and of the trust. The Company has not made contributions to the trust since 2004 and does not expect to make any contributions in the future. Effective June 17, 2004, the ESOP was amended to provide the participants the election either to reinvest the dividends on the Company stock allocated to their accounts or to have these dividends distributed to the participant. The ESOP trust purchased 3,437 shares in 2011, 4,881 shares in 2010, and 22,515 shares in 2009, of the Bancorp’s common stock at an aggregate cost of $47,000 in 2011, $51,000 in 2010, and $289,000 in 2009. All purchases after 2006 were through the Dividend Reinvestment Plan. The distribution of benefits to participants totaled 83,020 shares in 2011, 171,689 shares in 2010, and 89,968 shares in 2009. As of December 31, 2011, the ESOP owned 1,302,051 shares, or 1.7%, of the Company’s outstanding common stock.

401(k) Plan. In 1997, the Board approved the Company’s 401(k) Profit Sharing Plan, which began on March 1, 1997. Salaried employees who have completed three months of service and have attained the age of 21 are eligible to participate. Enrollment dates are on January 1st, April 1st, July 1st, and October 1st of each year. Participants may contribute up to 75% of their eligible compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code. Participants may change their contribution election on the enrollment dates. Prior to April 1, 2009, the Company matched 100% on the first 5% of eligible compensation contributed per pay period by the participant, after one year of service. The vesting schedule for the matching contribution is 0% for less than two years of service, 25% after two years of service and from then on, at an increment of 25% each year until 100% is vested after five years of service. In February 2009, the Board revised and reduced the contribution match for the Company’s 401(k) Profit Sharing Plan. Effective on April 1, 2009, the Company matches 100% on the first 2.5% of eligible compensation contributed per pay period by the participant, after one year of service. The Company’s contribution amounted to $0.9 million in 2011, $0.9 million in 2010, and $1.1 million in 2009. The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations. Participants may also borrow up to 50% of the vested amount, with a maximum of $50,000. The minimum loan amount is $1,000.

19. Equity Incentive Plans

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan. Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis. In May 2005, the stockholders of the Company approved the 2005 Incentive Plan which provides that 3,131,854 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, or as restricted stock, or as restricted stock units. In conjunction with the approval of the 2005 Incentive Plan, the Bancorp agreed to cease granting awards under the Equity Incentive Plan. As of December 31, 2011, the only options granted by the Company under the 2005 Incentive Plan were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. Stock options are typically granted in the first quarter of the year. There were no options granted in 2009, in 2010, or in 2011. The Company expects to issue new shares to satisfy stock option exercises and the vesting of restricted stock units.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash received from exercises of stock options totaled $1.3 million for 86,860 shares in 2011 compared to $13,000 for 1,280 shares in 2009. No options were exercised in 2010. The fair value of stock options vested in 2011 was $2.6 million compared to $4.9 million in 2010. Aggregate intrinsic value for options exercised was $172,000 in 2011 compared to $8,000 in 2009.

A summary of stock option activity for 2011, 2010, and 2009 follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2008	5,206,374	$27.72	5.6	$6,220

Exercised	(1,280)	10.63
Forfeited	(35,441)	29.58

Balance, December 31, 2009	5,169,653	$27.71	4.6	$—

Forfeited	(222,305)	23.23

Balance, December 31, 2010	4,947,348	27.93	3.7	$334

Exercised	(86,860)	$15.05
Forfeited	(503,503)	22.72

Balance, December 31, 2011	4,356,985	28.86	3.0	$37

Exercisable, December 31, 2011	4,139,531	$29.15	2.9	$37

At December 31, 2011, 2,202,587 shares were available under the 2005 Incentive Plan for future grants. The following table shows stock options outstanding and exercisable as of December 31, 2011, the corresponding exercise prices, and the weighted-average contractual life remaining:

	Outstanding
Exercise Price	Shares	Weighted-Average Remaining Contractual Life (in Years)	Exercisable Shares
11.34	10,240	1.0	10,240
16.28	154,376	0.1	154,376
17.29	10,240	0.0	10,240
19.93	336,164	1.1	336,164
23.37	654,495	6.1	437,041
24.80	884,056	1.8	884,056
28.70	477,000	2.1	477,000
32.26	10,000	2.5	10,000
32.47	245,060	3.2	245,060
33.54	264,694	3.4	264,694
37.00	610,800	3.0	610,800
38.38	15,000	2.9	15,000
36.90	258,630	3.8	258,630
36.24	414,230	4.1	414,230
38.26	12,000	4.3	12,000

	4,356,985	3.0	4,139,531

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

In March 2011, the Company granted restricted stock units for 65,243 shares. The closing price of the Company’s common stock on the date of the grant was $16.14 for the 15,069 restricted stock units granted on March 15, 2011 and $16.15 for the 50,174 restricted stock units granted on March 23, 2011. These restricted stock units granted in March 2011 are scheduled to vest in March 2013. On December 15, 2011, the Company granted restricted stock units for 77,404 shares at the closing price of the Company’s common stock of $13.69. These restricted stock units granted in December 2011 are scheduled to vest in December 2013.

The following table presents restricted stock unit activity for 2011, 2010, and 2009:

Units
Balance at December 31, 2008	79,537

Vested	(12,963)
Cancelled or forfeited	(6,553)

Balance at December 31, 2009	60,021

Vested	(15,006)
Cancelled or forfeited	(6,055)

Balance at December 31, 2010	38,960

Granted	142,647
Vested	(12,633)
Cancelled or forfeited	(2,578)

Balance at December 31, 2011	166,396

The compensation expense recorded related to the restricted stock units above was $758,000 in 2011, $327,000 in 2010, and $327,000 in 2009. Unrecognized stock-based compensation expense related to restricted stock units was $2.1 million at December 31, 2011, and is expected to be recognized over the next 1.6 years.

The following table summarizes the tax benefit from options exercised:

	2011	2010	2009
	(In thousands)
(Short-fall)/benefit of tax deductions in excess of grant-date fair value.	$(290)	$(539)	$(196)
Benefit of tax deductions on grant-date fair value.	362	539	198

Total benefit of tax deductions	$72	$—	$2

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Condensed Financial Information of Cathay General Bancorp

The condensed financial information of the Bancorp as of December 31, 2011, and December 31, 2010, and for the years ended December 31, 2011, 2010, and 2009 is as follows:

Balance Sheets

	Year Ended December 31,
	2011	2010
	(In thousands, except share and per share data)
Assets
Cash	$809	$787
Short-term certificates of deposit	19,000	36,500
Investment in bank subsidiaries	1,593,831	1,498,572
Investment in non-bank subsidiaries	2,615	2,611
Other assets	14,189	12,426

Total assets	$1,630,444	$1,550,896

Liabilities
Junior subordinated debt	$121,136	$121,136
Other liabilities	2,122	2,102

Total liabilities	123,258	123,238

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, 258,000 issued and outstanding at December 31, 2011, and December 31, 2010	250,992	247,455
Common stock, $0.01 par value, 100,000,000 shares authorized, 82,860,122 issued and 78,652,557 outstanding at December 31, 2011, and 82,739,348 issued and 78,531,783 outstanding at December 31, 2010	829	827
Additional paid-in-capital	765,641	762,509
Accumulated other comprehensive loss, net	(8,732)	(1,022)
Retained earnings	624,192	543,625
Treasury stock, at cost (4,207,565 shares at December 31, 2011, and at December 31, 2010)	(125,736)	(125,736)

Total stockholders’ equity .	1,507,186	1,427,658

Total liabilities and stockholders’ equity	$1,630,444	$1,550,896

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Interest income	$259	$227	$299
Interest expense	3,038	3,075	3,817
Non-interest income/(loss)	286	(782)	(1,929)
Non-interest expense	1,548	1,308	3,581

(Loss)/income before income tax benefit	(4,041)	(4,938)	(9,028)
Income tax benefit	(1,699)	(2,076)	(3,796)

(Loss)/income before undistributed earnings of subsidiaries	(2,342)	(2,862)	(5,232)
Undistributed earnings/(loss) of subsidiaries	102,492	14,427	(62,158)

Net income/(loss)	$100,150	$11,565	$(67,390)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from Operating Activities
Net income/(loss)	$100,150	$11,565	$(67,390)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings)/loss of subsidiaries	(102,492)	(14,427)	62,158
Increase/(decrease) in accrued expense	24	3	(80)
Write-downs on venture capital and other investments	321	521	2,246
Write-downs on impaired securities	200	492	—
(Gains)/Loss in fair value of warrants	(215)	29	41
Excess tax short-fall from stock options	290	539	196
(Increase)/decrease in other assets	(121)	1,040	(332)
Decrease in other liabilities	(221)	(607)	(1,773)

Net cash used in operating activities	(2,064)	(845)	(4,934)

Cash flows from Investment Activities
Additional investment in subsidiary	—	(94,000)	(103,874)
Decrease/(increase) in short-term investment	17,500	(12,000)	14,800
Increase in available-for-sale securities	—	(418)	(2,846)
Venture capital investments	(671)	(1,056)	(897)

Net cash provided by/(used in) investment activities	16,829	(107,474)	(92,817)

Cash flows from Financing Activities
Issuance of Series B Preferred Stock	—	—	(25)
Cash dividends	(16,046)	(16,041)	(22,460)
Issuance of common stock	—	124,928	119,447
Proceeds from shares issued under the Dividend Reinvestment Plan	287	310	1,160
Proceeds from exercise of stock options	1,306	—	13
Excess tax short-fall from share-based payment arrangements	(290)	(539)	(196)

Net cash (used in)/provided by financing activities	(14,743)	108,658	97,939

Decrease in cash and cash equivalents	22	339	188
Cash and cash equivalents, beginning of year	787	448	260

Cash and cash equivalents, end of year	$809	$787	$448

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Dividend Reinvestment Plan

The Company has a Dividend Reinvestment Plan which allows for participants’ reinvestment of cash dividends and certain optional additional investments in the Company’s common stock. Shares issued under the plan and the consideration received were 21,281 shares for $287,000 in 2011, 28,778 shares for $310,000 in 2010, and 87,241 shares for $1.2 million in 2009.

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

The Federal Deposit Insurance Corporation has established five capital ratio categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A well capitalized institution must have a Tier 1 capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 5%. At December 31, 2011 and 2009, the Bank qualified as well capitalized under the regulatory framework for prompt corrective action.

The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2011, and December 31, 2010, are presented in the tables below:

	As of December 31, 2011				As of December 31, 2010
	Company		Bank		Company		Bank
	Balance	Percentage	Balance	Percentage	Balance	Percentage	Balance	Percentage
	(Dollars in thousands)
Tier I Capital (to risk- weighted assets)	$1,318,948	15.97%	$1,289,747	15.64%	$1,228,184	15.37%	$1,182,033	14.81%
Tier I Capital minimum requirement	330,355	4.00	329,928	4.00	319,607	4.00	319,209	4.00

Excess	$988,593	11.97%	$959,819	11.64%	$908,577	11.37%	$862,824	10.81%

Total Capital (to risk- weighted assets)	$1,474,496	17.85%	$1,444,165	17.51%	$1,379,758	17.27%	$1,333,610	16.71%
Total Capital minimum requirement	660,710	8.00	659,855	8.00	639,214	8.00	638,418	8.00

Excess	$813,786	9.85%	$784,310	9.51%	$740,544	9.27%	$695,192	8.71%

Tier I Capital (to average assets) Leverage ratio	$1,318,948	12.93%	$1,289,747	12.66%	$1,228,184	11.44%	$1,182,033	11.03%
Minimum leverage requirement	408,146	4.00	407,643	4.00	429,254	4.00	428,667	4.00

Excess	$910,802	8.93%	$882,104	8.66%	$798,930	7.44%	$753,366	7.03%

Total average assets (1)	$10,203,647		$10,191,078		$10,731,357		$10,716,672
Risk-weighted assets	$8,258,878		$8,248,190		$7,990,176		$7,980,219

(1)	Average assets represent average balances for the fourth quarter of each year presented.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 17, 2009, the Bancorp entered into a memorandum of understanding with Federal Reserve Bank of San Francisco (the “FRB SF”) under which it agreed that it will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. Under the memorandum, the Bancorp agreed to submit to the FRB SF for review and approval a plan to maintain sufficient capital at the Bancorp on a consolidated basis and at the Bank, a dividend policy for the Bancorp, a plan to improve management of our liquidity position and funds management practices, and a liquidity policy and contingency funding plan for the Bancorp. As part of its compliance with the memorandum, on January 22, 2010, the Bancorp submitted to the FRB SF a Three-Year Capital and Strategic Plan that updates a previously submitted plan and establishes, among other things, targets for its Tier 1 risk-based capital ratio, total risk-based capital ratio, Tier 1 leverage capital ratio and tangible common risk-based ratio, each of which, where applicable, are above the minimum requirements for a well-capitalized institution. In addition, the Bancorp agreed to notify the FRB SF prior to effecting certain changes to its senior executive officers and board of directors and it is limited and/or prohibited, in certain circumstances, in its ability to enter into contracts to pay and to make golden parachute severance and indemnification payments. The Bancorp also agreed in the memorandum that we will not, without the prior written approval of the FRB SF, directly or indirectly, (i) incur, renew, increase or guaranty any debt, (ii) issue any additional trust preferred securities, or (iii) purchase, redeem, or otherwise acquire any stock.

On March 1, 2010, the Bank entered into a memorandum of understanding with the DFI and the FDIC pursuant to which the Bank is required to develop and implement, within specified time periods, plans satisfactory to the DFI and the FDIC to reduce commercial real estate concentrations, to enhance and to improve the quality of the stress testing of the Bank’s loan portfolio, and to revise the Bank’s loan policy in connection therewith; to develop and adopt a strategic plan addressing improved profitability and capital ratios and to reduce the Bank’s overall risk profile; to develop and adopt a capital plan; to develop and implement a plan to improve asset quality, including the methodology for calculating the loss reserve allocation and evaluating its adequacy; and to develop and implement a plan to reduce dependence on wholesale funding. In addition, the Bank is required to report progress to the DFI and FDIC on a quarterly basis. The Bank is also subject to a restriction on dividends from the Bank to the Bancorp and is required to maintain adequate allowance for loan and lease losses and is subject to restrictions on any new branches and business lines without prior approval. The Bank is required to notify the FDIC and the DFI prior to effecting certain changes to its senior executive officers and board of directors and is limited and/or prohibited, in certain circumstances, in its ability to enter into contracts to pay and to make golden parachute severance and indemnification payments; and is required to retain management and directors acceptable to the DFI and the FDIC. The Board of the Company established a Compliance Committee to, among other things, review the Company’s management and governance and make recommendations for improvement. No assurance can be given that the Bank’s current management and directors are acceptable to the DFI or the FDIC or that it will be able to retain or engage management or directors who are acceptable to the DFI and the FDIC. Additionally, there can be no assurance that the Bank will not be subject to further supervisory action or regulatory proceedings.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. Quarterly Results of Operations (Unaudited)

The following table sets forth selected unaudited quarterly financial data:

	Summary of Operations
	2011				2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$111,076	$114,379	$114,339	$113,777	$118,332	$120,506	$124,287	$126,469
Interest expense	31,759	33,426	36,024	38,672	43,095	47,165	49,680	51,748

Net interest income	79,317	80,953	78,315	75,105	75,237	73,341	74,607	74,721
Provision for credit losses	2,000	9,000	10,000	6,000	10,000	17,900	45,000	84,000

Net-interest income/(loss) after provision for loan losses	77,317	71,953	68,315	69,105	65,237	55,441	29,607	(9,279)
Non-interest income	8,986	16,827	12,453	12,626	16,169	3,886	7,412	4,784
Non-interest expense	43,990	48,383	45,410	47,783	56,348	34,881	40,319	44,163

Income/(loss) before income tax expense	42,313	40,397	35,358	33,948	25,058	24,446	(3,300)	(48,658)
Income tax expense/(benefit)	14,459	14,162	10,906	11,734	6,789	7,023	(5,373)	(23,068)
Net income/(loss)	27,854	26,235	24,452	22,214	18,269	17,423	2,073	(25,590)

Less: net income attributable to noncontrolling interest	153	151	150	151	158	151	150	151

Net income/(loss) attributable to Cathay General Bancorp	27,701	26,084	24,302	22,063	18,111	17,272	1,923	(25,741)

Dividends on preferred stock	(4,114)	(4,111)	(4,107)	(4,105)	(4,102)	(4,098)	(4,096)	(4,092)

Net income/(loss) available to common stockholders	$23,587	$21,973	$20,195	$17,958	$14,009	$13,174	$(2,173)	$(29,833)

Basic net income/(loss) attributable to common stockholders per common share	$0.30	$0.28	$0.26	$0.23	$0.18	$0.17	$(0.03)	$(0.41)
Diluted net income/(loss) attributable to common stockholders per common share	$0.30	$0.28	$0.26	$0.23	$0.18	$0.17	$(0.03)	$(0.41)