Form 10-Q
period 2012-03-31
CATHAY GENERAL BANCORP
filed 2012-05-08
CIK 861842

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-18630

CATHAY GENERAL BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, 78,708,975 shares outstanding as of April 30, 2012.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
1ST QUARTER 2012 REPORT ON FORM 10-Q

Forward-Looking Statements

In this Quarterly Report on Form 10-Q, , the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “shall,” “should,” “will,” “predicts,” “potential,” “continue,” “possible,” “optimistic,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

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

These and other factors are further described in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011 (Item 1A in particular), other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings it makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak to the date of this report. We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce any revision of any forward-looking statement to reflect future developments or events, except as required by law.

Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3286.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
	(In thousands, except share data)

ASSETS
Cash and due from banks	$119,106	$117,888
Short-term investments and interest bearing deposits	275,056	294,956
Securities purchased under agreements to resell	50,000	-
Securities held-to-maturity (market value of $1,131,524 in 2012 and $1,203,977 in 2011)	1,084,708	1,153,504
Securities available-for-sale (amortized cost of $1,361,571 in 2012 and $1,309,521 in 2011)	1,353,742	1,294,478
Trading securities	104,453	4,542
Loans held for sale	3,709	760
Loans	6,908,544	7,059,212
Less: Allowance for loan losses	(194,743)	(206,280)
Unamortized deferred loan fees	(7,921)	(8,449)
Loans, net	6,705,880	6,844,483
Federal Home Loan Bank stock	50,456	52,989
Other real estate owned, net	87,806	92,713
Investments in affordable housing partnerships, net	80,789	78,358
Premises and equipment, net	105,157	105,961
Customers' liability on acceptances	29,790	37,300
Accrued interest receivable	31,544	32,226
Goodwill	316,340	316,340
Other intangible assets	10,314	11,598
Other assets	164,586	206,768
Total assets	$10,573,436	$10,644,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand deposits	$1,080,209	$1,074,718
Interest-bearing accounts:
NOW accounts	490,173	451,541
Money market accounts	981,237	951,516
Savings accounts	434,899	420,030
Time deposits under $100,000	901,768	832,997
Time deposits of $100,000 or more	3,471,488	3,498,329
Total deposits	7,359,774	7,229,131

Securities sold under agreements to repurchase	1,400,000	1,400,000
Advances from the Federal Home Loan Bank	-	225,000
Other borrowings from financial institutions	-	880
Other borrowings for affordable housing investments	18,868	18,920
Long-term debt	171,136	171,136
Acceptances outstanding	29,790	37,300
Other liabilities	48,345	46,864
Total liabilities	9,027,913	9,129,231
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock, 10,000,000 shares authorized, 258,000 issued and outstanding at March 31, 2012, and at December 31, 2011	251,884	250,992
Common stock, $0.01 par value; 100,000,000 shares authorized, 82,915,962 issued and 78,708,397 outstanding at March 31, 2012, and 82,860,122 issued and 78,652,557 outstanding at December 31, 2011	829	829
Additional paid-in-capital	766,435	765,641
Accumulated other comprehensive loss, net	(4,537)	(8,732)
Retained earnings	648,201	624,192
Treasury stock, at cost (4,207,565 shares at March 31, 2012, and at December 31, 2011)	(125,736)	(125,736)
Total Cathay General Bancorp stockholders' equity	1,537,076	1,507,186
Noncontrolling interest	8,447	8,447
Total equity	1,545,523	1,515,633
Total liabilities and equity	$10,573,436	$10,644,864

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2012	2011
	(in thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including loan fees	$90,701	$90,558
Investment securities- taxable	17,723	21,854
Investment securities- nontaxable	1,052	1,056
Federal Home Loan Bank stock	66	47
Federal funds sold and securities purchased under agreements to resell	5	41
Deposits with banks	588	221
Total interest and dividend income	110,135	113,777

INTEREST EXPENSE
Time deposits of $100,000 or more	9,540	10,725
Other deposits	3,916	5,720
Securities sold under agreements to repurchase	14,655	16,171
Advances from Federal Home Loan Bank	53	4,849
Long-term debt	1,320	1,206
Short-term borrowings	-	1
Total interest expense	29,484	38,672

Net interest income before provision for credit losses	80,651	75,105
Provision (credit) for loan losses	(4,000)	6,000
Net interest income after provision for loan losses	84,651	69,105

NON-INTEREST INCOME
Securities gains, net	2,215	6,232
Letters of credit commissions	1,526	1,278
Depository service fees	1,389	1,361
Other operating income	3,701	3,755
Total non-interest income	8,831	12,626

NON-INTEREST EXPENSE
Salaries and employee benefits	19,878	18,271
Occupancy expense	3,584	3,538
Computer and equipment expense	2,463	2,183
Professional services expense	4,742	3,729
FDIC and State assessments	2,489	4,317
Marketing expense	1,406	695
Other real estate owned expense	4,693	221
Operations of affordable housing investments, net	1,960	1,976
Amortization of core deposit intangibles	1,457	1,481
Cost associated with debt redemption	2,750	8,811
Other operating expense	2,449	2,561
Total non-interest expense	47,871	47,783

Income before income tax expense	45,611	33,948
Income tax expense	16,547	11,734
Net income	29,064	22,214
Less: net income attributable to noncontrolling interest	151	151
Net income attributable to Cathay General Bancorp	28,913	22,063
Dividends on preferred stock	(4,117)	(4,105)
Net income attributable to common stockholders	24,796	17,958

Other comprehensive income/(loss), net of tax
Unrealized holding gain/(loss) arising during the period	5,479	(950)
Less: reclassification adjustments included in net income	1,284	2,620
Total other comprehensive gain/(loss), net of tax	4,195	(3,570)
Total comprehensive income	$33,108	$18,493

Net income per common share:
Basic	$0.32	$0.23
Diluted	$0.32	$0.23
Cash dividends paid per common share	$0.01	$0.01
Average common shares outstanding
Basic	78,678,645	78,609,460
Diluted	78,690,132	78,635,620

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2012	2011
	(In thousands)
Cash Flows from Operating Activities
Net income	$29,064	$22,214
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision (credit) for loan losses	(4,000)	6,000
Provision for losses on other real estate owned	2,740	1,979
Deferred tax liability	2,356	5,425
Depreciation	1,471	1,521
Net losses/(gains) on sale and transfer of other real estate owned	712	(3,605)
Net gains on sale of loans	(278)	-
Proceeds from sales of loans	25,140	-
Originations of loans held-for-sale	(24,836)	-
Increase in trading securities, net	(99,930)	-
Write-downs on venture capital investments	137	57
Gain on sales and calls of securities	(2,215)	(6,232)
Decrease in unrealized loss from interest rate swaps mark-to-market	(789)	(874)
Amortization/accretion of security premiums/discounts, net	1,314	1,236
Amortization of other intangible assets	1,491	1,498
Excess tax short-fall from share-based payment arrangements	565	234
Stock based compensation expense	546	463
(Decrease)/increase in deferred loan fees, net	(527)	207
Decrease in accrued interest receivable	682	1,858
Decrease/(increase) in other assets, net	38,001	(7,148)
Increase in other liabilities	2,316	298
Net cash (used in)/provided by operating activities	(26,040)	25,131

Cash Flows from Investing Activities
Decrease in short-term investments	19,900	36,360
(Increase)/decrease in securities purchased under agreements to resell	(50,000)	110,000
Purchase of investment securities available-for-sale	(116,807)	(7,768)
Proceeds from maturities and calls of investment securities available-for-sale	200,000	-
Proceeds from sale of investment securities available-for-sale	30,550	217,261
Purchase of mortgage-backed securities available-for-sale	(307,830)	(100,496)
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	143,757	356,931
Purchase of investment securities held-to-maturity	-	(419,460)
Proceeds from maturities and calls of investment securities held-to-maturity	67,979	26,971
Redemptions of Federal Home Loan Bank stock	2,533	2,509
Net decrease/(increase) in loans	131,822	(47,686)
Purchase of premises and equipment	(905)	(1,069)
Proceeds from sale of other real estate owned	10,186	16,064
Net increase in investment in affordable housing	(4,902)	(265)
Net cash provided by investing activities	126,283	189,352

Cash Flows from Financing Activities

Net increase in demand deposits, NOW accounts, money market and savings deposits	88,712	62,800
Net increase in time deposits	42,005	24,839
Net decrease in federal funds purchased and securities sold under agreements to repurchase	-	(102,000)
Advances from Federal Home Loan Bank	260,000	286,000
Repayment of Federal Home Loan Bank borrowings	(485,000)	(486,000)
Dividends paid on common stock	(787)	(786)
Dividends paid on preferred stock	(3,225)	(3,225)
Proceeds from other borrowings	-	2,526
Repayment of other borrowings	(879)
Proceeds from shares issued under Dividend Reinvestment Plan	67	54
Proceeds from exercise of stock options	647	1,307
Excess tax short-fall from share-based payment arrangements	(565)	(234)
Net cash used in financing activities	(99,025)	(214,719)

Increase/(decrease) in cash and cash equivalents	1,218	(236)
Cash and cash equivalents, beginning of the period	117,888	87,347
Cash and cash equivalents, end of the period	$119,106	$87,111

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$30,699	$40,765
Income taxes (refunded)/paid	$(20,424)	$21,600
Non-cash investing and financing activities:
Net change in unrealized holding (loss)/gain on securities available-for-sale, net of tax	$4,195	$(3,571)
Transfers to other real estate owned from loans held for investment	$8,338	$14,035
Transfers to other real estate owned from loans held for sale	$-	$2,874
Loans transferred from held for investment to held for sale	$15,986	$2,388
Loans to facilitate the sale of other real estate owned	$-	$4,625

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, the “Company”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc.  The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities.  The Bank was founded in 1962 and offers a wide range of financial services.  As of March 31, 2012, the Bank operated twenty branches in Southern California, eleven branches in Northern California, eight branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Hong Kong, and a representative office in Shanghai and in Taipei.  Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

3. Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-02 “A Creditor’s Determination  of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies the guidance on a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring.  A restructuring constitutes a troubled debt restructuring if it meets both of the following criteria: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 was effective for interim and annual periods beginning on or after June 15, 2011, and was applied retrospectively to restructurings occurring on or after January 1, 2011.  Adoption of ASU 2011-02 did  not have a significant impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03 “Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 improves the accounting for repurchase agreements and other similar transactions by removing the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 was effective for interim and annual periods beginning on or after December 15, 2011, and applied prospectively.  Adoption of ASU 2011-03 did not have a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The provisions of ASU 2011-04 result in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  Adoption of ASU 2011-04 did not have a significant impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 “Intangibles -Goodwill and Other.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. ASU 2011-08 was effective for interim and annual goodwill impairment tests performed after December 15, 2011.  Adoption of ASU 2011-08 did not have a significant impact on the Company’s consolidated financial statements.

4. Earnings per Share

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share.   The following table sets forth earnings per common stock share calculations:

	For the three months ended March 31,
(Dollars in thousands, except share and per share data)	2012	2011
Net income attributable to Cathay General Bancorp	$28,913	$22,063
Dividends on preferred stock	(4,117)	(4,105)
Net income available to common stockholders	$24,796	$17,958

Weighted-average shares:
Basic weighted-average number of common shares outstanding	78,678,645	78,609,460
Dilutive effect of weighted-average outstanding common share equivalents
Stock options	11,487	26,160
Diluted weighted-average number of common shares outstanding	78,690,132	78,635,620

Average stock options and warrants with anti-dilutive effect	6,227,224	6,198,286
Earnings per common share:
Basic	$0.32	$0.23
Diluted	$0.32	$0.23

Options to purchase an additional 4.2 million shares, restricted stock units for an additional 218,539 shares, and warrants to purchase an additional 1.8 million shares at March 31, 2012, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

5. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of March 31, 2012, the only options granted by the Company were non-statutory stock options to selected Bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant.  Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008.  If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards.  There were no options granted during 2011 or during the first three months of 2012.

Option compensation expense totaled $194,000 for the three months ended March 31, 2012, and $366,000 for the three months ended March 31, 2011.  Stock-based compensation is recognized ratably over the requisite service period for all awards.  Unrecognized stock-based compensation expense related to stock options totaled $710,000 at March 31, 2012, and is expected to be recognized over the next 10 months.

Stock options covering 39,784 shares were exercised in the first quarter of 2012 compared to 86,860 shares in the first quarter of 2011.  Cash received totaled $647,000 and the aggregate intrinsic value totaled $34,000 from the exercise of stock options during the three months ended March 31, 2012, compared to cash received of $1.3 million and the aggregate intrinsic value of $172,000 from the exercise of stock options during the three months ended March 31, 2011.  The fair value of stock options for 108,027 shares that vested during the first quarter of 2012 was $745,000 compared to the fair value of $2.6 million for 247,842 stock option shares that vested during the first quarter of 2011.  The table below summarizes stock option activity for the periods indicated:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in thousands)

Balance, December 31, 2011	4,356,985	$28.86	3.0	$37
Exercised	(39,784)	16.28
Forfeited	(249,506)	22.27
Balance, March 31, 2012	4,067,695	$29.40	3.0	$65
Exercisable, March 31, 2012	3,959,668	$29.57	2.9	$65

At March 31, 2012, 2,445,258 shares were available under the Company’s 2005 Incentive Plan for future grants.

In 2011, the Company granted restricted stock units for 147,661 shares.  On March 30, 2012, the Company granted 1,943 restricted stock units.  The restricted stock units granted in 2011 and 2012 are scheduled to vest two years from grant date.

The following table presents information relating to the restricted stock units as of March 31, 2012:

Units
Balance at December 31, 2011	171,410
Granted	1,943
Forfeited	(122)
Vested	(11,814)
Balance at March 31, 2012	161,417

The compensation expense recorded related to the restricted stock units was $353,000 for the three months ended March 31, 2012, compared to $96,000 for the three months ended March 31, 2011.  Unrecognized stock-based compensation expense related to restricted stock units was $1.8 million at March 31, 2012, and is expected to be recognized over the next 1.4 years.

The following table summarizes the tax short-fall from share-based payment arrangements:

	For the three months ended March 31,
(Dollars in thousands)	2012	2011
Short-fall of tax deductions in excess of grant-date fair value	$(565)	$(234)
Benefit of tax deductions on grant-date fair value	663	306
Total benefit of tax deductions	$98	$72

6. Investment  Securities

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of March 31, 2012, and December 31, 2011:

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,978	$945	$-	$100,923
State and municipal securities	129,444	6,057	-	135,501
Mortgage-backed securities	845,314	39,860	-	885,174
Corporate debt securities	9,972	-	46	9,926
Total securities held-to-maturity	$1,084,708	$46,862	$46	$1,131,524

Securities Available-for-Sale
U.S. treasury securities	$99,904	$-	$49	$99,855
U.S. government sponsored entities	300,000	270	106	300,164
Mortgage-backed securities	493,043	9,889	537	502,395
Collateralized mortgage obligations	14,234	519	90	14,663
Asset-backed securities	164	-	5	159
Corporate debt securities	410,195	552	23,397	387,350
Mutual funds	6,000	40	16	6,024
Preferred stock of government sponsored entities	569	1,056	-	1,625
Trust preferred securities	35,993	853	-	36,846
Other equity securities	1,469	3,192	-	4,661
Total securities available-for-sale	$1,361,571	$16,371	$24,200	$1,353,742
Total investment securities	$2,446,279	$63,233	$24,246	$2,485,266

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,966	$1,406	$-	$101,372
State and municipal securities	129,577	7,053	-	136,630
Mortgage-backed securities	913,990	42,351	-	956,341
Corporate debt securities	9,971	-	337	9,634
Total securities held-to-maturity	$1,153,504	$50,810	$337	$1,203,977

Securities Available-for-Sale
U.S. government sponsored entities	$500,007	$1,226	$7	$501,226
State and municipal securities	1,869	59	-	1,928
Mortgage-backed securities	325,706	12,361	436	337,631
Collateralized mortgage obligations	16,184	540	238	16,486
Asset-backed securities	172	-	6	166
Corporate debt securities	412,045	113	31,729	380,429
Mutual funds	6,000	48	13	6,035
Preferred stock of government sponsored entities	569	1,085	-	1,654
Trust preferred securities	45,501	486	24	45,963
Other equity securities	1,468	1,492	-	2,960
Total securities available-for-sale	$1,309,521	$17,410	$32,453	$1,294,478
Total investment securities	$2,463,025	$68,220	$32,790	$2,498,455

The amortized cost and fair value of investment securities at March 31, 2012, by contractual maturities are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$34,890	$34,950	$99,978	$100,923
Due after one year through five years	225,252	224,709	-	-
Due after five years through ten years	631,327	614,458	39,105	40,722
Due after ten years (1)	470,102	479,625	945,625	989,879
Total	$1,361,571	$1,353,742	$1,084,708	$1,131,524

(1) Equity securities are reported in this category

Proceeds from sales of mortgage-backed securities were $117.6 million and repayments of mortgage-backed securities were $94.2 million during the first quarter of 2012 compared to proceeds from sales of $315.3 million and repayment of $41.6 million during the same quarter a year ago.  Proceeds from sales of other investment securities were $30.6 million during the first quarter of 2012 compared to $217.3 million during the same quarter a year ago.  Proceeds from maturity and calls of investment securities were $200.0 million during the first quarter of 2012 compared to $27.0 million during the same quarter a year ago.  Gains of $2.8 million and losses of $595,000 were realized on sales and calls of investment securities during the first quarter of 2012 compared to gains of $6.2 million  and no losses realized for the same quarter a year ago.

The Company's unrealized loss on investments in corporate bonds relates to a number of investments in bonds of financial institutions, all of which were investment grade at the date of acquisition and as of March 31, 2012.  The unrealized losses were primarily caused by the widening of credit spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that these bonds would not be settled at a price less than the amortized cost of the investment. Because the Company does not intend to sell and would not be required to sell these investments until a recovery of fair value, which may be maturity, it does not consider its investments in these corporate bonds to be other-than-temporarily impaired at March 31, 2012.

The temporarily impaired securities represent 25.1% of the fair value of investment securities as of March 31, 2012.  Unrealized losses for securities with unrealized losses for less than twelve months represent 2.1%, and securities with unrealized losses for twelve months or more represent 8.1%, of the historical cost of these securities.  Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased.

At March 31, 2012, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our condensed consolidated statements of operations.  The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The table below shows the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of March 31, 2012, and December 31, 2011:

	As of March 31, 2012
	Temporarily Impaired Securities

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

Securities Held-to-Maturity
Corporate debt securities	$9,925	$46	-	-	$9,925	$46
Total securities held-to-maturity	$9,925	$46	$-	$-	$9,925	$46
Securities Available-for-Sale
U.S. treasury securities	$99,855	$49	$-	$-	$99,855	$49
U.S. government sponsored entities	49,894	106	-	-	49,894	106
Mortgage-backed securities	154,114	532	535	3	154,649	535
Mortgage-backed securities-Non-agency	-	-	99	2	99	2
Collateralized mortgage obligations	-	-	503	90	503	90
Asset-backed securities	-	-	158	5	158	5
Corporate debt securities	145,771	9,180	160,783	14,217	306,554	23,397
Mutual funds	1,983	16	-	-	1,983	16
Total securities available-for-sale	$451,617	$9,883	$162,078	$14,317	$613,695	$24,200
Total investment securities	$461,542	$9,929	$162,078	$14,317	$623,620	$24,246

	As of December 31, 2011
	Temporarily Impaired Securities

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities Held-to-Maturity
Corporate debt securities	$9,635	$337	$-	$-	$9,635	$337
Total securities held-to-maturity	$9,635	$337	$-	$-	$9,635	$337
Securities Available-for-Sale
U.S. government sponsored entities	$49,993	$7	$-	$-	$49,993	$7
Mortgage-backed securities	564	4	35	1	599	5
Mortgage-backed securities-Non-agency	-	-	6,719	431	6,719	431
Collateralized mortgage obligations	-	-	570	238	570	238
Asset-backed securities	-	-	166	6	166	6
Corporate debt securities	185,577	14,201	172,857	17,528	358,434	31,729
Mutual funds	1,987	13	-	-	1,987	13
Trust preferred securities	5,674	24	-	-	5,674	24
Total securities available-for-sale	$243,795	$14,249	$180,347	$18,204	$424,142	$32,453
Total investment securities	$253,430	$14,586	$180,347	$18,204	$433,777	$32,790

Investment securities having a carrying value of $1.52 billion at March 31, 2012, and $1.68 billion at December 31, 2011, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, interest rate swaps, and foreign exchange transactions.

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

The components of loans in the condensed consolidated balance sheets as of March 31, 2012, and December 31, 2011, were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Type of Loans:
Commercial loans	$1,844,849	$1,868,275
Residential mortgage loans	985,105	972,262
Commercial mortgage loans	3,662,436	3,748,897
Equity lines	208,602	214,707
Real estate construction loans	188,081	237,372
Installment and other loans	19,471	17,699
Gross loans	6,908,544	7,059,212

Less:
Allowance for loan losses	(194,743)	(206,280)
Unamortized deferred loan fees	(7,921)	(8,449)
Total loans, net	$6,705,880	$6,844,483
Loans held for sale	$3,709	$760

Loans held for sale of $3.7 million at March 31, 2012, increased $3.0 million from $760,000 at December 31, 2011.  In the first quarter of 2012, we added three new loans of $16.0 million and sold three loans of $13.0 million for a net loss on sale of $26,000.  At March 31, 2012, loans held for sale were comprised of a residential construction loan of $500,000 and a commercial real estate loans of $3.2 million.

At March 31, 2012, recorded investment in impaired loans totaled $275.2 million and was comprised of nonaccrual loans of $131.5 million, nonaccrual loans held for sale of $500,000, and accruing troubled debt restructured (“TDR”) loans of $143.2 million.  At December 31, 2011, recorded investment in impaired loans totaled $322.0 million and was comprised of nonaccrual loans of $201.2 million, nonaccrual loans held for sale of $760,000, and accruing TDR’s of $120.0 million.  For impaired loans, the amounts previously charged off represent 22.4% at March 31, 2012, and 25.6% at December 31, 2011, of the contractual balances for impaired loans.  The following table presents the average balance and interest income recognized related to impaired loans for the periods  indicated:

	Impaired Loans
	Average Recorded Investment		Interest Income Recognized
	For the three months ended March 31,
	2012	2011	2012	2011
	(In thousands)
Commercial loans	$45,142	$41,982	$257	$272
Real estate construction loans	66,455	86,024	176	330
Commercial mortgage loans	184,867	253,130	1,088	1,066
Residential mortgage and equity lines	17,715	16,519	40	25
Subtotal	$314,179	$397,655	$1,561	$1,693

The following table presents impaired loans and the related allowance for credit losses as of the dates indicated:

	Impaired Loans
	March 31, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance
Commercial loans	$38,012	$28,077	$-	$46,671	$38,194	$-
Real estate construction loans	65,839	43,426	-	134,836	78,767	-
Commercial mortgage loans	174,252	134,562	-	187,580	149,034	-
Residential mortgage and equity lines	4,347	4,273	-	8,555	7,987	-
Subtotal	$282,450	$210,338	$-	$377,642	$273,982	$-
With allocated allowance
Commercial loans	$20,689	$17,329	$1,272	$11,795	$7,587	$3,336
Commercial mortgage loans	36,200	34,191	2,529	29,722	28,023	2,969
Residential mortgage and equity lines	15,480	13,372	1,806	13,813	12,381	1,247
Subtotal	$72,369	$64,892	$5,607	$55,330	$47,991	$7,552
Total impaired loans	$354,819	$275,230	$5,607	$432,972	$321,973	$7,552

The following table presents the aging of the loan portfolio by type as of March 31, 2012 and as of December 31, 2011:

	As of March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$16,248	$605	$845	$30,329	$48,027	$1,796,822	$1,844,849
Real estate construction loans	22,674	3,553	-	10,711	36,938	151,143	188,081
Commercial mortgage loans	11,718	591	544	76,619	89,472	3,572,964	3,662,436
Residential mortgage and equity lines	6,175	668	-	13,838	20,681	1,173,026	1,193,707
Installment and other loans	-	-	-	-	-	19,471	19,471
Total loans	$56,815	$5,417	$1,389	$131,497	$195,118	$6,713,426	$6,908,544

	As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$1,683	$-	$-	$30,661	$32,344	$1,835,931	$1,868,275
Real estate construction loans	20,326	-	-	46,012	66,338	171,034	237,372
Commercial mortgage loans	13,627	20,277	6,726	107,784	148,414	3,600,483	3,748,897
Residential mortgage and equity lines	5,871	-	-	16,740	22,611	1,164,358	1,186,969
Installment and other loans	-	-	-	-	-	17,699	17,699
Total loans	$41,507	$20,277	$6,726	$201,197	$269,707	$6,789,505	$7,059,212

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

At March 31, 2012, accruing TDRs were $143.2 million and non-accrual TDRs were $21.5 million compared to accruing TDRs of $120.0 million and non-accrual TDRs of $50.9 million at December 31, 2011.  The Company has allocated specific reserves of $2.2 million to accruing TDRs and $288,000 to non-accrual TDRs at March 31, 2012, and $1.4 million to accruing TDRs and $1.6 million to non-accrual TDRs at December 31, 2011.  The following table presents TDRs that were modified during the first quarters of 2012 and 2011, their specific reserve at March 31, and charge-offs during the first quarters of 2012 and 2011:

	For the Three Months Ended March 31, 2012				As of March 31, 2012
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)
Commercial loans	5	$1,988	$1,988	$-	$68
Commercial mortgage loans	9	26,693	23,375	3,318	268
Residential mortgage and equity lines	2	1,587	1,587	-	-
Total	16	$30,268	$26,950	$3,318	$336

	For the Three Months Ended March 31, 2011				As of March 31, 2011
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)
Commercial loans	4	$14,862	$14,862	$-	$5
Commercial mortgage loans	2	1,930	1,929	1	1
Residential mortgage and equity lines	1	591	501	90	93
Total	7	$17,383	$17,292	$91	$99

Modifications of the loan terms during the first three months of 2012 and 2011 were in the form of changes in the stated interest rate, multiple note structure, or extensions of the maturity date.  Modifications involving a reduction of the stated interest rate were for periods ranging from ten months to four years.  Modifications involving an extension of the maturity date were for periods ranging from ten months to four years.

Accruing TDRs at March 31, 2012, were comprised of loans collateralized by thirteen retail shopping and commercial use buildings of $80.7 million, eleven office and commercial use buildings of $29.0 million, two hotels of $12.8 million, eleven single family residences of $19.3 million, two multi-family residences of $805,000,  one land of $537,000, and four commercial loans of $106,000.  We expect that the troubled debt restructuring loans on accruing status as of March 31, 2012, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession, by type of loan as of March 31, 2012, and as of December 31, 2011, is shown below:

	As of March 31, 2012
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$12,911	$1,738	$-	$427	$15,076
Real estate construction loans	16,820	9,620	-	5,776	32,216
Commercial mortgage loans	14,275	37,600	1,506	38,753	92,134
Residential mortgage loans	1,291	1,032	-	1,484	3,807
Total accruing TDRs	$45,297	$49,990	$1,506	$46,440	$143,233

	As of March 31, 2012
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$1,073	$1,397	$1,145	$-	$3,615
Commercial mortgage loans	2,614	6,859	1,167	-	5,006	15,646
Residential mortgage loans	302	1,349	-	-	631	2,282
Total non-accrual TDRs	$2,916	$9,281	$2,564	$1,145	$5,637	$21,543

	As of December 31, 2011
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$12,933	$1,756	$-	$431	$15,120
Real estate construction loans	16,820	9,659	-	5,776	32,255
Commercial mortgage loans	471	37,796	2,071	28,935	69,273
Residential mortgage loans	1,294	587	-	1,487	3,368
Total accruing TDRs	$31,518	$49,798	$2,071	$36,629	$120,016

	As of December 31, 2011
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$616	$1,859	$1,506	$-	$3,981
Real estate construction loans	-	13,579	12,376	-	-	25,955
Commercial mortgage loans	2,633	9,727	-	-	5,076	17,436
Residential mortgage loans	311	2,427	449	-	311	3,498
Total non-accrual TDRs	$2,944	$26,349	$14,684	$1,506	$5,387	$50,870

The activity within our TDR loans for three months ended March 31, 2012, and  for the three months ended March 31, 2011, are shown below:

	For the Three Months Ended March 31,
Accruing TDRs	2012	2011
	(In thousands)
Beginning balance	$120,016	$136,800
New restructurings	21,712	13,736
Restructured loans restored to accrual status	2,853	-
Payments	(1,348)	(1,660)
Restructured loans placed on nonaccrual	-	(12,816)
Expiration of loan concession	-	(733)
Ending balance	$143,233	$135,327

	For the Three Months Ended March 31,
Non-accrual TDRs	2012	2011
	(In thousands)
Beginning balance	$50,870	$28,147
New restructurings	5,238	3,679
Restructured loans placed on nonaccrual	-	12,816
Charge-offs	(4,018)	(1,104)
Payments	(27,694)	(408)
Restructured loans restored to accrual status	(2,853)	-
Ending balance	$21,543	$43,130

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  Two commercial real estate TDRs of $6.4 million, three commercial TDRs of $1.4 million, and one land TDR of $1.2 million had payments defaults within the twelve months ended March 31, 2012.  The TDRs that subsequently defaulted incurred charge-off of $495,000 within the  twelve months ended March 31, 2012.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of March 31, 2012, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

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

•	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following table presents loan portfolio by risk rating as of March 31, 2012, and as of December 31, 2011:

	As of March 31, 2012
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$1,697,108	$66,297	$74,643	$6,801	$1,844,849
Real estate construction loans	110,965	21,718	48,280	7,118	188,081
Commercial mortgage loans	3,245,353	112,335	304,748	-	3,662,436
Residential mortgage and equity lines	1,173,660	403	19,500	144	1,193,707
Installment and other loans	19,405	66	-	-	19,471
Total gross loans	$6,246,491	$200,819	$447,171	$14,063	$6,908,544

Loans held for sale	$3,209	$-	$-	$500	$3,709

	As of December 31, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$1,689,842	$64,290	$108,858	$5,285	$1,868,275
Real estate construction loans	115,538	23,555	90,132	8,147	237,372
Commercial mortgage loans	3,275,431	69,925	403,541	-	3,748,897
Residential mortgage and equity lines	1,149,225	4,439	33,160	145	1,186,969
Installment and other loans	17,636	63	-	-	17,699
Total gross loans	$6,247,672	$162,272	$635,691	$13,577	$7,059,212

Loans held for sale	$-	$-	$260	$500	$760

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of March 31, 2012, and as of December 31, 2011.

		Real Estate	Commercial	Residential
	Commercial	Construction	Mortgage	Mortgage Loans	Consumer and
	Loans	Loans	Loans	and Equity Lines	Other Loans	Total
	(In thousands)
March 31, 2012
Loans individually evaluated for impairment
Allowance	$1,272	$-	$2,529	$1,806	$-	$5,607
Balance	$45,406	$43,426	$168,753	$17,645	$-	$275,230

Loans collectively evaluated for impairment
Allowance	$59,119	$17,993	$103,657	$8,317	$50	$189,136
Balance	$1,799,443	$144,655	$3,493,683	$1,176,062	$19,471	$6,633,314

Total allowance	$60,391	$17,993	$106,186	$10,123	$50	$194,743
Total balance	$1,844,849	$188,081	$3,662,436	$1,193,707	$19,471	$6,908,544

December 31, 2011
Loans individually evaluated for impairment
Allowance	$3,336	$-	$2,969	$1,247	$-	$7,552
Balance	$45,781	$78,766	$177,058	$20,368	$-	$321,973

Loans collectively evaluated for impairment
Allowance	$62,322	$21,749	$105,052	$9,548	$57	$198,728
Balance	$1,822,494	$158,606	$3,571,839	$1,166,601	$17,699	$6,737,239

Total allowance	$65,658	$21,749	$108,021	$10,795	$57	$206,280
Total balance	$1,868,275	$237,372	$3,748,897	$1,186,969	$17,699	$7,059,212

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012, and for the three months ended March 31, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the Three Months Ended March 31, 2012 and 2011

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage and Equity Line	Installment and Other Loans	Total
	(In thousands)

2012 Beginning Balance	$65,658	$21,749	$108,021	$10,795	$57	$206,280
Provision for possible credit losses	(1,041)	(6,439)	4,318	(260)	15	(3,407)
Charge-offs	(4,959)	(875)	(8,222)	(779)	(25)	(14,860)
Recoveries	746	3,557	2,058	366	3	6,730
Net charge-offs	(4,213)	2,682	(6,164)	(413)	(22)	(8,130)

March 31, 2012 Ending Balance	$60,404	$17,992	$106,175	$10,122	$50	$194,743
Reserve for impaired loans	$1,272	$-	$2,529	$1,806	$-	$5,607
Reserve for non-impaired loans	$59,119	$17,993	$103,657	$8,317	$50	$189,136

Reserve for off-balance sheet credit commitments	$720	$635	$84	$34	$2	$1,475

2011 Beginning Balance	$63,919	$43,261	$128,347	$9,668	$36	$245,231

Provision for possible credit losses	(122)	4,654	1,218	423	(10)	6,163

Charge-offs	(1,378)	(6,248)	(5,123)	(226)	-	(12,975)
Recoveries	775	887	853	84	12	2,611
Net charge-offs	(603)	(5,361)	(4,270)	(142)	12	(10,364)

March 31, 2011 Ending Balance	$63,194	$42,554	$125,295	$9,949	$38	$241,030
Reserve for impaired loans	$2,953	$7,569	$3,664	$1,106	$-	$15,292
Reserve for non-impaired loans	$60,241	$34,985	$121,631	$8,843	$38	$225,738
Reserve for off-balance sheet credit commitments	$689	$1,355	$93	$35	$2	$2,174

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

9. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.4 billion with a weighted average rate of 4.14% at March 31, 2012, compared to $1.4 billion with a weighted average rate of 4.14% at December 31, 2011.  In May 2011, the Company prepaid a security sold under agreement to repurchase of $50 million with a rate of 4.83% and incurred a prepayment penalty of $1.7 million.  Fourteen floating-to-fixed rate agreements totaling $750.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 100 basis points to three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%.  After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months.  For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%.  After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The table below provides summary data for long-term securities sold under agreements to repurchase as of March 31, 2012:

(Dollars in millions)	Fixed-to-floating						Floating-to-fixed		Total
Callable Rate type	All callable at March 31, 2012 Float Rate						All callable at March 31, 2012
Rate index	8% minus 3 month LIBOR						Fixed Rate
Maximum rate	3.75%	3.53%	3.50%	3.50%	3.53%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	1	4	3	1	1	10	4	27
Amount	$150.0	$50.0	$200.0	$150.0	$50.0	$50.0	$550.0	$200.0	$1,400.0
Weighted average rate	3.75%	3.53%	3.50%	3.50%	3.53%	3.25%	4.54%	5.00%	4.14%
Final maturity	2014	2014	2014	2015	2015	2015	2014	2017

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary.  The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.5 billion as of March 31, 2012, and $1.6 billion as of December 31, 2011.

10. Income Taxes

Income tax expense totaled $16.5 million, or an effective tax rate of 36.4%, for the first quarter of 2012, compared to an income tax expense of $11.7 million, or an effective tax rate of 34.7%, for the same quarter a year ago.  The effective tax rate includes the impact of the utilization of low income housing tax credits.

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

The Company’s tax returns are open for audits by the Internal Revenue Service back to 2010 and by the California Franchise Tax Board back to 2003.  The Company is under audit by the California Franchise Tax Board for the years 2003 to 2007.  As the Company is presently under audit by a number of tax authorities, it is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months. The Company does not expect that any such changes would have a material impact on its annual effective tax rate.

11. Fair Value Measurements

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

The Company uses the following methodologies to measure the fair value of its financial assets and liabilities on a recurring basis:

Securities Available for Sale. For certain actively traded agency preferred stocks, mutual funds, and U.S. Treasury securities, the Company measures the fair value based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement.  The Company also measures securities by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement.  This category generally includes U.S. Government agency securities, state and municipal securities, mortgage-backed securities (“MBS”), commercial MBS, collateralized mortgage obligations, asset-backed securities, corporate bonds and trust preferred securities.

Trading Securities. The Company measures the fair value of trading securities based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement. The Company also measures the fair value for other trading securities based on quoted market prices for similar securities or dealer quotes, a Level 2 measurement.

Warrants. The Company measures the fair value of warrants based on unobservable inputs based on assumption and management judgment, a Level 3 measurement.

Currency Option and Foreign Exchange Contracts. The Company measures the fair value of currency option and foreign exchange contracts based on dealer quotes on a recurring basis, a Level 2 measurement.

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

Goodwill.  The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350.  The two-step impairment testing process conducted by us, if needed, begins by assigning net assets and goodwill to our three reporting units- Commercial Lending, Retail Banking, and East Coast Operations.  The Company then completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary.  If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment.  Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill.  The implied fair value of goodwill is computed by assuming that all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill.  This adjusted goodwill balance is the implied fair value used in step two.  An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value. In connection with the determination of fair value, certain data and information is utilized, including earnings forecasts at the reporting unit level for the next four years.  Other key assumptions include terminal values based on future growth rates and discount rates for valuing the cash flows, which have inputs for the risk-free rate, market risk premium and adjustments to reflect inherent risk and required market returns.  Because of the significance of unobservable inputs in the valuation of goodwill impairment, goodwill subject to nonrecurring fair value adjustments is classified as a Level 3 measurement.

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

Investments in Venture Capital.  The Company periodically reviews its investments in venture capital for other-than-temporary impairment on a nonrecurring basis.  Investments in venture capital were written down to their fair value based on available financial reports from venture capital partnerships and management’s judgment and estimation, a Level 3 measurement.

Equity Investments. The Company records equity investments at fair value on a nonrecurring basis based on quoted market prices in active exchange markets at the reporting date, a Level 1 measurement.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at March 31, 2012, and at December 31, 2011:

As of March 31, 2012	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)

Securities available-for-sale
U.S. Treasury securities	$99,855	$-	$-	$99,855
U.S. government sponsored entities	-	300,164	-	300,164
State and municipal securities	-	-	-	-
Mortgage-backed securities	-	502,395	-	502,395
Collateralized mortgage obligations	-	14,663	-	14,663
Asset-backed securities	-	158	-	158
Corporate debt securities	-	387,351	-	387,351
Mutual funds	6,024	-	-	6,024
Preferred stock of government sponsored entities	-	1,625	-	1,625
Trust preferred securities	-	36,846	-	36,846
Other equity securities	4,661	-	-	4,661
Total securities available-for-sale	110,540	1,243,202	-	1,353,742
Trading securities	2	104,451	-	104,453
Warrants	-	-	163	163
Option contracts	-	25	-	25
Foreign exchange contracts	-	1,680	-	1,680
Total assets	$110,542	$1,349,358	$163	$1,460,063

Liabilities

Interest rate swaps	$-	$1,845	$-	$1,845
Option contracts	-	1	-	1
Foreign exchange contracts	-	1,353	-	1,353
Total liabilities	$-	$3,199	$-	$3,199

As of December 31, 2011	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)

Securities available-for-sale
U.S. government sponsored entities	$-	$501,226	$-	$501,226
State and municipal securities	-	1,928	-	1,928
Mortgage-backed securities	-	337,631	-	337,631
Collateralized mortgage obligations	-	16,486	-	16,486
Asset-backed securities	-	166	-	166
Corporate debt securities	-	380,429	-	380,429
Mutual funds	6,035	-	-	6,035
Preferred stock of government sponsored entities	-	1,654	-	1,654
Trust preferred securities	-	45,963	-	45,963
Other equity securities	2,960	-	-	2,960
Total securities available-for-sale	8,995	1,285,483	-	1,294,478
Trading securities	2	4,540	-	4,542
Warrants	-	-	218	218
Option contracts	-	34	-	34
Foreign exchange contracts	-	2,151	-	2,151
Total assets	$8,997	$1,292,208	$218	$1,301,423

Liabilities

Interest rate swaps	$-	$2,634	$-	$2,634
Option contracts	-	5	-	5
Foreign exchange contracts	-	486	-	486
Total liabilities	$-	$3,125	$-	$3,125

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs.  The fair value of warrants was $163,000 at March 31, 2012, compared to $218,000 at December 31, 2011.  The fair value adjustment of warrants was included in other operating income in the first quarter of 2012.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at March 31, 2012, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets  at March 31, 2012, and at December 31, 2011, and the total losses for the periods indicated:

	As of March 31, 2012				Total Losses
	Fair value measurements using			Total at	For the three months ended
	Level 1	Level 2	Level 3	fair value	March 31, 2012	March 31, 2011
Assets	(In thousands)

Impaired loans by type:
Commercial loans	$-	$-	$16,056	$16,056	$859	$675
Real estate loans	-	-	30,470	30,470	1,357	1,191
Land loans	-	-	1,191	1,191	-	84
Residential mortgage loans	-	-	11,566	11,566	526	142
Total impaired loans	-	-	59,283	59,283	2,742	2,092
Loans held-for-sale	-	-	3,709	3,709	-	-
Other real estate owned (1)	-	80,732	5,073	85,805	2,824	294
Investments in venture capital	-	-	8,822	8,822	137	273
Equity investments	323	-	-	323	-	-
Total assets	$323	$80,732	$76,887	$157,942	$5,703	$2,659

(1) Other real estate owned balance of $87.8 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	As of December 31, 2011				Total Losses
	Fair value measurements using			Total	For the Twelve months ended
	Level 1	Level 2	Level 3	at Fair Value	December 31, 2011	December 31, 2010
Assets	(In thousands)

Impaired loans by type:
Commercial loans	$-	$-	$4,251	$4,251	$877	$3,411
Construction- residential	-	-	-	-	-	1,295
Real estate loans	-	-	35,576	35,576	820	1,407
Land loans	-	-	611	611	46	1,003
Total impaired loans	-	-	40,438	40,438	1,743	7,116
Loans held-for-sale	-	-	760	760	-	3,160
Other real estate owned (1)	-	79,029	1,093	80,122	7,003	20,139
Investments in venture capital	-	-	8,693	8,693	379	760
Equity investments	323	-	-	323	200	304
Total assets	$323	$79,029	$50,984	$130,336	$9,325	$31,479

(1) Other real estate owned balance of $77.7 million in the condensed consolidated balance sheet is net of estimated disposal costs.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans was primarily based on the appraised value of collateral adjusted by estimated sales cost and commissions.  The Company generally obtains new appraisal reports every six months.  As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the reported periods, collateral discounts ranged from 45% in the case of accounts receivable collateral to 65% in the case of inventory collateral.

The significant unobservable inputs used in the fair value measurement of loan held for sale was primarily based on the quoted price or sale price adjusted by estimated sales cost and commissions.  The significant unobservable inputs used in the fair value measurement of OREO was primarily based on the appraised value of OREO adjusted by estimated sales cost and commissions.

The company applies estimated sales cost and commission ranging from 3% to 6% to collateral value of impaired loans, quoted price or loan sale price of loans held for sale, and appraised value of OREOs.

The significant unobservable input in Black-Scholes option pricing model for fair value of warrants are expected life of warrant ranging from 1 to 5 years, risk-free interest rate from 0.34% to 1.01%, stock volatility of the Company from 18.1% to 23.6%.

12. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

      Cash and Cash Equivalents.  For cash and cash equivalents, the carrying amount was assumed to be a reasonable estimate of fair value and a Level 1 measurement.

      Short-term Investments.  For short-term investments, the carrying amount was assumed to be a reasonable estimate of fair value and a Level 1 measurement.

Securities Purchased under Agreements to Resell. The fair value of securities purchased under agreements to resell is based on dealer quotes and a Level 2 measurement.

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

Loans Held for Sale.  The Company records loans held for sale at fair value based on quoted prices from third party sources, or appraisal reports adjusted by sales commission assumptions and a Level 3 measurement.

      Loans.  Fair values were estimated for portfolios of loans with similar financial characteristics.  Each loan category was further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.

      The fair value of performing loans was calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan and a Level 3 measurement.

The fair value of impaired loans was calculated based on the net realized fair value of the collateral or the observable market price of the most recent sale or quoted price from loans held for sale.  The Company does not record loans at fair value on a recurring basis.  Nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on the current appraised value of the collateral and a Level 2 measurement.

      Deposit Liabilities.  The fair value of demand deposits, savings accounts, and certain money market deposits was assumed to be the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit was estimated using the rates currently offered for deposits with similar remaining maturities and a Level 3 measurement.

      Securities Sold under Agreements to Repurchase.  The fair value of securities sold under agreements to repurchase is based on dealer quotes and a Level 2 measurement.

      Advances from Federal Home Loan Bank.  The fair value of the advances is based on quotes from the FHLB to settle the advances and a Level 2 measurement.

Other Borrowings.  This category includes federal funds purchased, revolving lines of credit, and other short-term borrowings.  The fair value of other borrowings is based on current market rates for borrowings with similar remaining maturities and a Level 1 measurement.

Long-term Debt.  The fair value of long-term debt is estimated based on the quoted market prices or dealer quotes and a Level 2 measurement.

Currency Option and Foreign Exchange Contracts. The Company measures the fair value of currency option and foreign exchange contracts based on dealer quotes and a Level 2 measurement.

Interest Rate Swaps. Fair value of interest rate swaps was derived from observable market prices for similar assets and a Level 2 measurement.

Off-Balance-Sheet Financial Instruments.  The fair value of commitments to extend credit, standby letters of credit, and financial guarantees written were estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties.  The fair value of guarantees and letters of credit was based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date.  Off-balance-sheet financial instruments were fair valued based on the assumptions that a market participant would use and a Level 3 measurement.

Fair value was estimated in accordance with ASC Topic 825, formerly SFAS 107.  Fair value estimates were made at specific points in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates were subjective in nature and involved uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  The following table presents the estimated fair value of financial instruments at March 31, 2012, and at December 31, 2011:

Fair Value of Financial Instruments

	As of March 31, 2012		As of December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$119,106	$119,106	$117,888	$117,888
Short-term investments	275,056	275,056	294,956	294,956
Securities purchased under agreements to resell	50,000	50,000	-	-
Securities held-to-maturity	1,084,708	1,131,524	1,153,504	1,203,977
Securities available-for-sale	1,353,742	1,353,742	1,294,478	1,294,478
Trading securities	104,453	104,453	4,542	4,542
Loans held-for-sale	3,709	3,709	760	760
Loans, net	6,705,880	6,681,964	6,844,483	6,825,571
Investment in Federal Home Loan Bank stock	50,456	50,456	52,989	52,989
Warrants	163	163	218	218

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$4,595	$25	$3,026	$34
Foreign exchange contracts	159,241	1,680	238,581	2,151

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Liabilities
Deposits	$7,359,774	$7,370,498	$7,229,131	$7,240,857
Securities sold under agreements to repurchase	1,400,000	1,541,580	1,400,000	1,547,900
Advances from Federal Home Loan Bank	-	-	225,000	227,825
Other borrowings	18,868	18,868	19,800	19,801
Long-term debt	171,136	94,970	171,136	98,676

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Option contracts	$932	$1	$1,282	$5
Interest rate swaps	300,000	1,845	300,000	2,634
Foreign exchange contracts	171,359	1,353	128,215	486

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,727,202	$(1,162)	$1,626,523	$(1,253)
Standby letters of credit	58,820	(279)	62,076	(367)
Other letters of credit	67,753	(43)	64,233	(38)
Bill of lading guarantees	849	(3)	187	-

13. Goodwill and Goodwill Impairment

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

At March 31, 2012, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

14. Financial Derivatives

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

The Company follows ASC Topic 815 which establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the Company’s consolidated balance sheet and measurement of those financial derivatives at fair value.  The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and, if so, the type of hedge.

As of March 31, 2012, and December 31, 2011, we had entered into five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years.  These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities.  At March 31, 2012, the Company paid a fixed rate at a weighted average of 1.95% and received a floating 3-month LIBOR rate at a weighted average of 0.48% on these agreements.  The net amount accrued on these interest rate swaps was recorded as a reduction to other non-interest income in the amount of $1.1 million for the first quarter of 2012 compared to $1.2 million in the same quarter a year ago.  At March 31, 2012, the Company recorded $1.8 million within other liabilities to recognize the negative fair value of these interest rate swaps compared to the $2.6 million negative fair value at December 31, 2011.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counter parties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.  At March 31, 2012, the notional amount of option contracts totaled $5.5 million with a net negative fair value of $23,000. Spot and forward contracts in the total notional amount of $159.2 million had a positive fair value of $1.7 million at March 31, 2012.  Spot and forward contracts in the total notional amount of $171.4 million had a negative fair value of $1.4 million at March 31, 2012. At December 31, 2011, the notional amount of option contracts totaled $4.3 million with a net positive fair value of $29,000.  Spot and forward contracts in the total notional amount of $238.6 million had a positive fair value, in the amount of $2.2 million, at December 31, 2011.  Spot and forward contracts in the total notional amount of $128.2 million had a negative fair value, in the amount of $486,000, at December 31, 2011.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is given based on the assumption that the reader has access to and has read the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Management of the Company considers the following to be critical accounting policies:

Accounting for the allowance for credit losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans.  The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described under the heading “Accounting for the Allowance for Loan Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Accounting for investment securities involves significant judgments and assumptions by management, which have a material impact on the carrying value of securities and the recognition of any “other-than-temporary” impairment to our investment securities. The judgments and assumptions used by management are described under the heading “Investment Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Accounting for income taxes involves significant judgments and assumptions by management, which have a material impact on the amount of taxes currently payable and the income tax expense recorded in the financial statements.  The judgments and assumptions used by management are described under the heading “Income Taxes” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Accounting for goodwill and goodwill impairment involves significant judgments and assumptions by management, which have a material impact on the amount of goodwill and noninterest expense recorded in the financial statements.  The judgments and assumptions used by management are described under the heading “Goodwill and Goodwill Impairment” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Accounting for other real estate owned involves significant judgments and assumptions by management, which have a material impact on the value of other real estate owned and noninterest expense recorded in the financial statements.  The judgments and assumptions used by management are described under the heading “Valuation of Other Real Estate Owned” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Highlights

•
Decrease in non-accrual loans – Non-accrual loans decreased $69.7 million, or 34.6%, to $131.5 million at March 31, 2012, from $201.2 million at December 31, 2011, and decreased $143.0 million, or 52.1%, from $274.5 million at March 31, 2011.

•
Improved profitability – First quarter net income was $28.9 million compared to net income of $27.7 million in the fourth quarter of 2011 and net income of $22.1 million in the same quarter a year ago.

Statement of Operations Review

Net Income

Net income available to common stockholders for the first quarter of 2012, was $24.8 million, an increase of $6.8 million, or 38.1%, compared to a net income available to common stockholders of $18.0 million for the same quarter a year ago.  Diluted earnings per share available to common stockholders for the first quarter of 2012, was $0.32 compared to $0.23 for the same quarter a year ago due primarily to decreases in the provision for credit losses, decreases in prepayment penalties on the repayment of Federal Home Loan Bank (“FHLB”) advances, increases in net interest income, and decreases in FDIC assessments which were partially offset by decreases in gains on sales of securities, increases in other real estate owned (“OREO”) expense, increases in salaries and employee benefits, and increases in professional service expenses.

Return on average stockholders’ equity was 7.62% and return on average assets was 1.10% for the quarter ended March 31, 2012, compared to a return on average stockholders’ equity of 6.20% and a return on average assets of 0.83% for the same quarter a year ago.

Financial Performance

	For the Three Months Ended March 31,
	2012	2011
Net income	$28.9 million	$22.1 million
Net income available to common stockholders	$24.8 million	$18.0 million
Basic earnings per common share	$0.32	$0.23
Diluted earnings per common share	$0.32	$0.23
Return on average assets	1.10%	0.83%
Return on average total stockholders' equity	7.62%	6.20%
Efficiency ratio	53.50%	54.47%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $5.6 million, or 7.4%, to $80.7 million during the first quarter of 2012 compared to $75.1 million during the same quarter a year ago.  The increase was due primarily to the decrease in rates paid on time certificates of deposit and the prepayment of FHLB advances and maturities of securities sold under agreements to repurchase.

The net interest margin, on a fully taxable-equivalent basis, was 3.33% for the first quarter of 2012, an increase of 5 basis points from 3.28% for the fourth quarter of 2011, and an increase of 27 basis points from 3.06% for the first quarter of 2011.  The decrease in the rate on interest bearing deposits and the prepayment of FHLB advances and decreases in securities sold under agreements to repurchase contributed to the increase in the net interest margin from the same quarter a year ago.

For the first quarter of 2012, the yield on average interest-earning assets was 4.54%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities equaled 1.51%, and the cost of interest bearing deposits was 0.86%.  In comparison, for the first quarter of 2011, the yield on average interest-earning assets was 4.63%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities equaled 1.90%, and the cost of interest bearing deposits was 1.10%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, increased 30 basis points to 3.03% for the quarter ended March 31, 2012, from 2.73% for the same quarter a year ago, primarily due to the reasons discussed above.

Average daily balances for the three months ended March 31, 2012, and March 31, 2011, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended March 31,
	2012			2011
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Commercial loans	$1,857,339	$19,366	4.19%	$1,491,335	$16,360	4.45%
Residential mortgage loans	1,183,518	15,030	5.08	1,084,392	13,635	5.03
Commercial mortgage loans	3,701,953	53,412	5.80	3,922,616	55,894	5.78
Real estate construction loans	235,771	2,802	4.78	381,337	4,543	4.83
Other loans and leases	19,005	91	1.93	17,429	126	2.93
Total loans and leases (1)	6,997,586	90,701	5.21	6,897,109	90,558	5.32
Taxable securities	2,323,166	17,723	3.07	2,671,826	21,854	3.32
Tax-exempt securities (3)	133,094	1,619	4.89	133,516	1,625	4.94
Federal Home Loan Bank stock	52,627	66	0.50	63,789	47	0.30
Interest bearing deposits	267,157	588	0.88	168,492	221	0.53
Federal funds sold & securities purchased
under agreements to resell	22,802	5	0.09	81,889	41	0.20
Total interest-earning assets	9,796,432	110,702	4.54	10,016,621	114,346	4.63
Non-interest earning assets:
Cash and due from banks	115,447			97,992
Other non-earning assets	853,392			869,405
Total non-interest earning assets	968,839			967,397
Less: Allowance for loan losses	(206,241)			(248,746)
Deferred loan fees	(7,860)			(7,539)
Total assets	$10,551,170			$10,727,733

Interest bearing liabilities:
Interest bearing demand accounts	$465,921	$175	0.15	$412,990	$201	0.20
Money market accounts	976,109	1,395	0.57	1,026,770	2,131	0.84
Savings accounts	424,198	88	0.08	380,344	135	0.14
Time deposits	4,395,102	11,798	1.08	4,267,781	13,978	1.33
Total interest-bearing deposits	6,261,330	13,456	0.86	6,087,885	16,445	1.10

Federal funds purchased	-	-	-	111	0	1.27
Securities sold under agreements to repurchase	1,400,000	14,655	4.21	1,548,600	16,171	4.23
Other borrowings	30,117	53	0.71	465,649	4,850	4.22
Long-term debt	171,136	1,320	3.10	171,136	1,206	2.86
Total interest-bearing liabilities	7,862,583	29,484	1.51	8,273,381	38,672	1.90
Non-interest bearing liabilities:
Demand deposits	1,071,387			937,650
Other liabilities	82,227			65,663
Total equity	1,534,973			1,451,039
Total liabilities and equity	$10,551,170			$10,727,733
Net interest spread (4)			3.03%			2.73%
Net interest income (4)		$81,218			$75,674
Net interest margin (4)			3.33%			3.06%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)
	Three months ended March 31,
	2012-2011
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	1,637	(1,494)	143
Taxable securities	(2,623)	(1,508)	(4,131)
Tax-exempt securities (2)	(2)	(4)	(6)
Federal Home Loan Bank stock	(9)	28	19
Deposits with other banks	172	195	367
Federal funds sold and securities purchased under agreements to resell	(20)	(16)	(36)
Total decrease in interest income	(845)	(2,799)	(3,644)

Interest-bearing liabilities:
Interest bearing demand accounts	25	(51)	(26)
Money market accounts	(99)	(637)	(736)
Savings accounts	15	(62)	(47)
Time deposits	430	(2,610)	(2,180)
Securities sold under agreements to repurchase	(1,429)	(87)	(1,516)
Other borrowed funds	(2,538)	(2,259)	(4,797)
Long-term debts	-	114	114
Total decrease in interest expense	(3,596)	(5,592)	(9,188)
Changes in net interest income	$2,751	$2,793	$5,544

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

Provision for Credit Losses

The provision for credit losses was a credit of $4.0 million for the first quarter of 2012 compared to a charge of $2.0 million for the fourth quarter of 2011 and a charge of $6.0 million in the same quarter a year ago.  The provision for credit losses was based on the review of the adequacy of the allowance for loan losses at March 31, 2012. The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio, including unfunded commitments.  The following table summarizes the charge-offs and recoveries for the periods indicated:

	For the three months ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
Charge-offs:
Commercial loans	$4,959	$530	$1,378
Construction loans- residential	140	2,452	2,885
Construction loans- other	735	654	3,363
Real estate loans (1)	8,927	3,208	4,945
Real estate- land loans	74	46	404
Installment and other loans	25	-	-
Total charge-offs	14,860	6,890	12,975
Recoveries:
Commercial loans	746	206	775
Construction loans- residential	1,899	141	660
Construction loans- other	1,658	36	227
Real estate loans (1)	1,631	1,874	932
Real estate- land loans	793	3	5
Installment and other loans	3	-	12
Total recoveries	6,730	2,260	2,611
Net charge-offs	$8,130	$4,630	$10,364

(1) Real estate loans include commercial mortgage loans, residential mortgage loans and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $8.8 million for the first quarter of 2012, a decrease of $3.8 million, or 30.1%, compared to $12.6 million for the first quarter of 2011. The decrease in non-interest income in the first quarter of 2012 was primarily due to decreases of $4.0 million from gains on sale of securities and increases of $697,000 in trading security losses offset by a $304,000 increase in venture capital income, a $278,000 increase in gains on sale of loans, and a $248,000 increase in letters of credit commissions.

Non-Interest Expense

Non-interest expense decreased $88,000, or 0.2%, to $47.9 million in the first quarter of 2012 compared to $47.8 million in the same quarter a year ago.  The efficiency ratio was 53.50% in the first quarter of 2012 compared to 54.47% for the same quarter a year ago due primarily to increases in OREO expenses and lower gains on sale of securities.

Prepayment penalties from prepaying $100.0 million of FHLB advances were $2.8 million in the first quarter of 2012 compared to prepaying $200.0 million of FHLB advances with penalties of $8.8 million in the same quarter a year ago.  FDIC assessments decreased $1.8 million, or 42.3%, to $2.5 million in the first quarter of 2012 from $4.3 million for the same quarter a year ago.

Offsetting the above decreases were the increases of $4.5 million in other real estate owned (“OREO”) expenses to $4.7 million in the first quarter of 2012 compared to $221,000 in the same quarter a year ago primarily due to decreases of $4.3 million in gains from OREO in the prior year.  Salaries and employee benefits increased $1.6 million, or 8.7% in the first quarter of 2012 compared to the same quarter a year ago primarily due to increases in incentive compensation and the hiring of new employees.  Professional service expense increased $1.0 million, or 27.1%, primarily due to increases in legal collection expenses and consulting expenses related to the upcoming core system conversion.  Marketing expense increased $711,000 primarily due to increases in media and promotion expenses, and contributions to Cathay Bank Foundation.

Income Taxes

The effective tax rate for the first quarter of 2012 was 36.4% compared to 34.7% in the first quarter of 2011.  The effective tax rate includes the impact of the utilization of low income housing tax credits.

Balance Sheet Review

Assets

Total assets were $10.57 billion at March 31, 2012, a decrease of $71.4 million, or 0.7%, from $10.64 billion at December 31, 2011, primarily due to the decrease of $144.8 million in gross loans and the decrease of $40.3 million in tax refund receivable and deferred tax assets offset by increases of $99.9 million in trading securities.

Investment Securities

Investment securities represented 23.06% of total assets at March 31, 2012, compared with 23.00% of total assets at December 31, 2011. The carrying value of investment securities at March 31, 2012, was $2.44 billion compared with $2.45 billion at December 31, 2011.  Securities available-for-sale are carried at fair value and had a net unrealized loss of $7.8 million at March 31, 2012, compared with a net unrealized loss of $15.0 million at December 31, 2011.  Book value for securities held-to-maturity was $1.08 billion at March 31, 2012, compared to $1.15 billion at December 31, 2011.

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of March 31, 2012, and December 31, 2011:

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,978	$945	$-	$100,923
State and municipal securities	129,444	6,057	-	135,501
Mortgage-backed securities	845,314	39,860	-	885,174
Corporate debt securities	9,972	-	46	9,926
Total securities held-to-maturity	$1,084,708	$46,862	$46	$1,131,524

Securities Available-for-Sale
U.S. treasury securities	$99,904	$-	$49	$99,855
U.S. government sponsored entities	300,000	270	106	300,164
Mortgage-backed securities	493,043	9,889	537	502,395
Collateralized mortgage obligations	14,234	519	90	14,663
Asset-backed securities	164	-	5	159
Corporate debt securities	410,195	552	23,397	387,350
Mutual funds	6,000	40	16	6,024
Preferred stock of government sponsored entities	569	1,056	-	1,625
Trust preferred securities	35,993	853	-	36,846
Other equity securities	1,469	3,192	-	4,661
Total securities available-for-sale	$1,361,571	$16,371	$24,200	$1,353,742
Total investment securities	$2,446,279	$63,233	$24,246	$2,485,266

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Held-to-Maturity	(In thousands)
U.S. government sponsored entities	$99,966	$1,406	$-	$101,372
State and municipal securities	129,577	7,053	-	136,630
Mortgage-backed securities	913,990	42,351	-	956,341
Corporate debt securities	9,971	-	337	9,634
Total securities held-to-maturity	$1,153,504	$50,810	$337	$1,203,977

Securities Available-for-Sale
U.S. government sponsored entities	$500,007	$1,226	$7	$501,226
State and municipal securities	1,869	59	-	1,928
Mortgage-backed securities	325,706	12,361	436	337,631
Collateralized mortgage obligations	16,184	540	238	16,486
Asset-backed securities	172	-	6	166
Corporate debt securities	412,045	113	31,729	380,429
Mutual funds	6,000	48	13	6,035
Preferred stock of government sponsored entities	569	1,085	-	1,654
Trust preferred securities	45,501	486	24	45,963
Other equity securities	1,468	1,492	-	2,960
Total securities available-for-sale	$1,309,521	$17,410	$32,453	$1,294,478
Total investment securities	$2,463,025	$68,220	$32,790	$2,498,455

For complete discussion and disclosure see Note 6 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Investment securities having a carrying value of $1.52 billion at March 31, 2012, and $1.68 billion at December 31, 2011, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, interest rate swaps, and foreign exchange transactions.

Loans

Gross loans, excluding loans held for sale, were $6.9 billion at March 31, 2012, a decrease of $150.7 million, or 2.1%, from $7.1 billion at December 31, 2011, primarily due to a decrease of $86.5 million, or 2.3%, in commercial real estate loans, a decrease of $49.3 million, or 20.8%, in construction loans, and a decrease of $23.4 million, or 1.3%, in commercial loans.  The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	March 31, 2012	% of Gross Loans	December 31, 2011	% of Gross Loans	% Change
Type of Loans	(Dollars in thousands)
Commercial loans	$1,844,849	26.7%	$1,868,275	26.5%	-1.3%
Residential mortgage loans	985,105	14.3	972,262	13.8	1.3
Commercial mortgage loans	3,662,436	53.0	3,748,897	53.1	(2.3)
Equity lines	208,602	3.0	214,707	3.0	(2.8)
Real estate construction loans	188,081	2.7	237,372	3.4	(20.8)
Installment and other loans	19,471	0.3	17,699	0.2	10.0
Gross loans	$6,908,544	100%	$7,059,212	100%	-2.1%

Allowance for loan losses	(194,743)		(206,280)		(5.6)
Unamortized deferred loan fees	(7,921)		(8,449)		(6.2)

Total loans, net	$6,705,880		$6,844,483		-2.0%

Loans held for sale	$3,709		$760		388.0%

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

The ratio of non-performing assets, excluding non-accrual loans held for sale, to total assets was 2.1% at March 31, 2012, compared to 2.8% at December 31, 2011.  Total non-performing portfolio assets decreased $79.9 million, or 26.6%, to $220.7 million at March 31, 2012, compared to $300.6 million at December 31, 2011, primarily due to a $69.7 million decrease in non-accrual loans, a $5.3 million decrease in accruing loans past due 90 days or more and a $4.9 million decrease in OREO.

As a percentage of gross loans, excluding loans held for sale, plus other real estate owned, our non-performing assets decreased to 3.15% at March 31, 2012, from 4.20% at December 31, 2011. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 147.7% at March 31, 2012, from 100.2% at December 31, 2011.

The following table presents the breakdown of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	March 31, 2012	December 31, 2011	% Change	March 31, 2011	% Change
Non-performing assets
Accruing loans past due 90 days or more	$1,389	$6,726	(79)	$8	100
Non-accrual loans:
Construction loans- residential	3,593	25,288	(86)	23,682	(85)
Construction loans- non-residential	7,118	20,724	(66)	32,856	(78)
Land loans	9,688	10,975	(12)	21,121	(54)
Commercial real estate loans, excluding land loans	66,931	96,809	(31)	148,872	(55)
Commercial loans	30,329	30,661	(1)	32,306	(6)
Residential mortgage loans	13,838	16,740	(17)	15,653	(12)
Total non-accrual loans:	$131,497	$201,197	(35)	$274,490	(52)
Total non-performing loans	132,886	207,923	(36)	274,498	(52)
Other real estate owned	87,806	92,713	(5)	75,585	16
Other assets	-	-	-	365	(100)
Total non-performing assets	$220,692	$300,636	(27)	$350,448	(37)
Accruing troubled debt restructurings (TDRs)	$143,233	$120,016	19	$135,327	6
Non-accrual TDRs (included in non-accrual loans above)	$21,543	$50,870	(58)	$43,130	(50)
Non-accrual loans held for sale	$500	$760	(34)	$2,388	(79)

Allowance for loan losses	$194,743	$206,280	(6)	$241,030	(19)
Allowance for off-balance sheet credit commitments	1,475	2,069	(29)	2,174	(32)
Allowance for credit losses	$196,218	$208,349	(6)	$243,204	(19)

Total gross loans outstanding, at period-end (1)	$6,908,544	$7,059,212	(2)	$6,894,311	0

Allowance for loan losses to non-performing loans, at period-end (2)	146.55%	99.21%		87.81%
Allowance for loan losses to gross loans, at period-end (1)	2.82%	2.92%		3.50%

(1) Excludes loans held for sale at period-end.
(2) Excludes non-accrual loans held for sale at period-end.

Non-accrual Loans

At March 31, 2012, total non-accrual portfolio loans, excluding loans held for sale, were $131.5 million, a decrease of $69.7 million, or 34.6%, from $201.2 million at December 31, 2011, and a decrease of $143.0 million, or 52.1%, from $274.5 million at March 31, 2011.  The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, of these loans on a quarterly basis and adjust the allowance accordingly.  Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

Loans held for sale of $3.7 million at March 31, 2012, increased $3.0 million from $760,000 at December 31, 2011.  In the first quarter of 2012, we added three new loans of $16.0 million and sold three loans of $13.0 million for a net loss on sale of $26,000.  At March 31, 2012, loans held for sale were comprised of a residential construction loan of $500,000 and a commercial real estate loan of $3.2 million.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	March 31, 2012		December 31, 2011
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$20,925	$2,494	$52,896	$3,078
Commercial real estate	70,554	1,480	106,665	1,929
Land	9,688	-	10,975	-
Personal property (UCC)	-	26,356	-	25,654
Total	$101,167	$30,330	$170,536	$30,661

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	March 31, 2012		December 31, 2011
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$72,871	$991	$120,623	$1,518
Wholesale/retail	14,001	6,232	33,675	5,833
Food/restaurant	457	817	-	817
Import/export	-	22,290	-	22,493
Other	13,838	-	16,238	-
Total	$101,167	$30,330	$170,536	$30,661

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

Other Real Estate Owned

At March 31, 2012, other real estate owned totaled $87.8 million which decreased $4.9 million, or 5.3%, compared to $92.7 million at December 31, 2011, and increased $12.2 million, or 16.2%, compared to $75.6 million at March 31, 2011.

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a formal modification of the terms of a loan when the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower.  The concessions may be granted in various forms, including changes in the stated interest rate, reductions in the loan balance or accrued interest, or extensions of the maturity date that causes significant delay in payment.

At March 31, 2012, accruing TDRs were $143.2 million and non-accrual TDRs were $21.5 million compared to accruing TDRs of $120.0 million and non-accrual TDRs of $50.9 million at December 31, 2011.  The Company has allocated specific reserves of $2.2 million to accruing TDRs and $288,000 to non-accrual TDRs at March 31, 2012, and $1.4 million to accruing TDRs and $1.6 million to non-accrual TDRs at December 31, 2011.  The following table presents TDRs that were modified during the first quarters of 2012 and 2011, their specific reserve at March 31, and charge-offs during the first quarters of 2012 and 2011:

	For the Three Months Ended March 31, 2012				As of March 31, 2012
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)
Commercial loans	5	$1,988	$1,988	$-	$68
Commercial mortgage loans	9	26,693	23,375	3,318	268
Residential mortgage and equity lines	2	1,587	1,587	-	-
Total	16	$30,268	$26,950	$3,318	$336

	For the Three Months Ended March 31, 2011				As of March 31, 2011
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)
Commercial loans	4	$14,862	$14,862	$-	$5
Commercial mortgage loans	2	1,930	1,929	1	1
Residential mortgage and equity lines	1	591	501	90	93
Total	7	$17,383	$17,292	$91	$99

Modifications of the loan terms during the first three months of 2012 were in the form of changes in the stated interest rate, multiple note structure, or extensions of the maturity date.  Modifications involving a reduction of the stated interest rate were for periods ranging from ten months to four years.  Modifications involving an extension of the maturity date were for periods ranging from ten months to four years.

Accruing TDRs at March 31, 2012, were comprised of loans collateralized by thirteen retail shopping and commercial use buildings of $80.7 million, eleven office and commercial use buildings of $29.0 million, two hotels of $12.8 million, eleven single family residences of $19.3 million, two multi-family residences of $805,000,  one land loan of $537,000, and four commercial loans of $106,000.  We expect that the troubled debt restructuring loans on accruing status as of March 31, 2012, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. A summary of TDRs by type of concession, by type of loan, as of March 31, 2012, and as of December 31, 2011, is shown below:

	As of March 31, 2012
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$12,911	$1,738	$-	$427	$15,076
Real estate construction loans	16,820	9,620	-	5,776	32,216
Commercial mortgage loans	14,275	37,600	1,506	38,753	92,134
Residential mortgage loans	1,291	1,032	-	1,484	3,807
Total accruing TDRs	$45,297	$49,990	$1,506	$46,440	$143,233

	As of March 31, 2012
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$1,073	$1,397	$1,145	$-	$3,615
Commercial mortgage loans	2,614	6,859	1,167	-	5,006	15,646
Residential mortgage loans	302	1,349	-	-	631	2,282
Total non-accrual TDRs	$2,916	$9,281	$2,564	$1,145	$5,637	$21,543

	As of December 31, 2011
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$12,933	$1,756	$-	$431	$15,120
Real estate construction loans	16,820	9,659	-	5,776	32,255
Commercial mortgage loans	471	37,796	2,071	28,935	69,273
Residential mortgage loans	1,294	587	-	1,487	3,368
Total accruing TDRs	$31,518	$49,798	$2,071	$36,629	$120,016

	As of December 31, 2011
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$616	$1,859	$1,506	$-	$3,981
Real estate construction loans	-	13,579	12,376	-	-	25,955
Commercial mortgage loans	2,633	9,727	-	-	5,076	17,436
Residential mortgage loans	311	2,427	449	-	311	3,498
Total non-accrual TDRs	$2,944	$26,349	$14,684	$1,506	$5,387	$50,870

The activity within our TDR loans for the three months ended March 31, 2012, and  for the three months ended March 31, 2011, are shown below:

	For the Three Months Ended March 31,
Accruing TDRs	2012	2011
	(In thousands)
Beginning balance	$120,016	$136,800
New restructurings	21,712	13,736
Restructured loans restored to accrual status	2,853	-
Payments	(1,348)	(1,660)
Restructured loans placed on nonaccrual	-	(12,816)
Expiration of loan concession	-	(733)
Ending balance	$143,233	$135,327

	For the Three Months Ended March 31,
Non-accrual TDRs	2012	2011
	(In thousands)
Beginning balance	$50,870	$28,147
New restructurings	5,238	3,556
Restructured loans placed on nonaccrual	-	12,816
Charge-offs	(4,018)	(1,104)
Payments	(27,694)	(285)
Restructured loans restored to accrual status	(2,853)	-
Ending balance	$21,543	$43,130

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  Two commercial real estate TDRs of $6.4 million, three commercial TDRs of $1.4 million, and one land TDR of $1.2 million had payments defaults within the twelve months ended March 31, 2012.  The TDRs that subsequently defaulted incurred charge-off of $495,000 within the twelve months ended March 31, 2012.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of March 31, 2012, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

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

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events.  The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over 90 days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally a loan amount less than $500,000  (less than $100,000 for prior quarters before March 31, 2011), are treated as a homogeneous portfolio.  If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate.  If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral.  We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired.  The appraisals are based on “as is” or bulk sale valuations.  To ensure that appraised values remain current, we generally obtain an updated appraisal every six months from qualified independent appraisers.  Furthermore, if the most current appraisal is dated more than three months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral.  If the third party market data indicates that the value of our collateral property values has declined since the most recent valuation date, we adjust downward the value of the property to reflect current market conditions.  If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses.  If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 3% to 6% of the fair value, depending on the size of the impaired loan, is charged off against the allowance for loan losses.  Non-accrual impaired loans, including troubled debt restructurings, are not returned to accrual status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due, and troubled debt restructurings are reviewed for continued impairment until they are no longer reported as troubled debt restructurings.

At March 31, 2012, recorded investment in impaired loans totaled $275.2 million and was comprised of non-accrual loans of $131.5 million, non-accrual loans held for sale of $500,000, and accruing TDR’s of $143.2 million.  At December 31, 2011, recorded investment in impaired loans totaled $322.0 million and was comprised of non-accrual loans of $201.2 million, non-accrual loans held for sale of $760,000, and accruing TDR’s of $120.0 million.  As of March 31, 2012, $101.2 million, or 76.9%, of the $131.5 million of non-accrual loans were secured by real estate compared to $170.5 million, or 84.8%, of the $201.2 million of non-accrual loans that were secured by real estate at December 31, 2011. In light of declining property values in the current economic downturn affecting the real estate markets, the Bank has obtained current appraisals, sales contracts, or other available market price information which provide updated factors in evaluating potential loss.

At March 31, 2012, $5.6 million of the $194.7 million allowance for loan losses was allocated for impaired loans and $189.2 million was allocated to the general allowance.  At December 31, 2011, $7.6 million of the $206.3 million allowance for loan losses was allocated for impaired loans and $198.7 million was allocated to the general allowance.  The amount of the allowance for loan losses allocated to impaired loans at March 31, 2012 remained essentially the same as December 31, 2011.   For the first quarter of 2012, net loan charge-offs were $8.1 million, or 0.47%, of average loans compared to $10.4 million, or 0.61%, of average loans in the same quarter of 2011.

The allowance for credit losses to non-accrual loans increased to 149.2% at March 31, 2012, from 103.6% at December 31, 2011 primarily due to decreases in non-accrual loans.  Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	March 31, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)
With no allocated allowance
Commercial loans	$38,012	$28,077	$-	$46,671	$38,194	$-
Real estate construction loans	65,839	43,426	-	134,836	78,767	-
Commercial mortgage loans	174,252	134,562	-	187,580	149,034	-
Residential mortgage and equity lines	4,347	4,273	-	8,555	7,987	-
Subtotal	$282,450	$210,338	$-	$377,642	$273,982	$-
With allocated allowance
Commercial loans	$20,689	$17,329	$1,272	$11,795	$7,587	$3,336
Commercial mortgage loans	36,200	34,191	2,529	29,722	28,023	2,969
Residential mortgage and equity lines	15,480	13,372	1,806	13,813	12,381	1,247
Subtotal	$72,369	$64,892	$5,607	$55,330	$47,991	$7,552
Total impaired loans	$354,819	$275,230	$5,607	$432,972	$321,973	$7,552

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

As of March 31, 2012, construction loans of $30.6 million were disbursed with pre-established interest reserves of $3.2 million compared to $16.8 million of such loans disbursed with pre-established interest reserves of $3.2 million at December 31, 2011.  The balance for construction loans with interest reserves which have been extended was $6.4 million at March 31, 2012, compared to zero at December 31, 2011.  Land loans of $10.8 million  were disbursed with pre-established interest reserves of $460,000 at March 31, 2012, compared to $10.8 million such loans disbursed with pre-established interest reserves of $223,000 at December 31, 2011.  The balance for land loans with interest reserves which have been extended was $9.5 million at March 31, 2012, compared to $9.5 million at December 31, 2011.

At March 31, 2012, the Bank had no loans on non-accrual status with available interest reserves.  At March 31, 2012, $4.1 million of non-accrual residential construction loans, $7.1 million of non-accrual non-residential construction loans, and $7.9 million of non-accrual land loans had been originated with pre-established interest reserves.  At December 31, 2011, $13.4 million of non-accrual residential construction loans, $20.7 million of non-accrual non-residential construction loans, and $7.9 million of non-accrual land loans had been originated with pre-established interest reserves.  While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in sales or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois, Edison, New Jersey; and Hong Kong.  The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers.  Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral. There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of March 31, 2012, and as of December 31, 2011.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution's total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50% or more within the last thirty-six months. Total loans for construction, land development, and other land represented 19% of total risk-based capital as of March 31, 2012, and 23% as of December 31, 2011.  Total CRE loans represented 216% of total risk-based capital as of March 31, 2012, and 236% as of December 31, 2011 and were below the Bank’s internal limit for CRE loans of 300% of total capital at both dates.

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

The allowance for loan losses was $194.7 million and the allowance for off-balance sheet unfunded credit commitments was $1.5 million at March 31, 2012, and represented the amount believed by management to be sufficient to absorb credit losses inherent in the loan portfolio, including unfunded commitments.  The allowance for credit losses, the sum of allowance for loan losses and for off-balance sheet unfunded credit commitments, was $196.2 million at March 31, 2012, compared to $208.3 million at December 31, 2011, a decrease of $12.1 million, or 5.8%.  The allowance for credit losses represented 2.84% of period-end gross loans, excluding loans held for sale, and 147.7% of non-performing portfolio loans at March 31, 2012.  The comparable ratios were 2.95% of period-end gross loans, excluding loans held for sale, and 100.2% of non-performing portfolio loans at December 31, 2011.  The following table sets forth information relating to the allowance for credit losses for the periods indicated:

	For the three months ended
	March 31, 2012	March 31, 2011	December 31, 2011
Allowance for Loan Losses	(Dollars in thousands)

Balance at beginning of period	$206,280	$245,231	$209,116
Provision for credit losses	(4,000)	6,000	2,000
Transfers from/(to) reserve for off-balance sheet credit commitments	593	163	(206)
Charge-offs :
Commercial loans	(4,959)	(1,378)	(530)
Construction loans-residential	(140)	(2,885)	(2,452)
Construction loans-other	(735)	(3,363)	(654)
Real estate loans	(8,927)	(4,945)	(3,208)
Land loans	(74)	(404)	(46)
Installment loans and other loans	(25)	-	-
Total charge-offs	(14,860)	(12,975)	(6,890)
Recoveries:
Commercial loans	746	775	206
Construction loans-residential	1,899	660	141
Construction loans-other	1,658	227	36
Real estate loans	1,631	932	1,874
Land loans	793	5	3
Installment loans and other loans	3	12	-

Total recoveries	6,730	2,611	2,260

Balance at end of period	$194,743	$241,030	$206,280

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$2,069	$2,337	$1,863
Provision/(reversal) for credit losses/transfers	(594)	(163)	206
Balance at end of period	$1,475	$2,174	$2,069

Average loans outstanding during period ended (1)	$6,995,821	$6,896,220	$7,061,140
Total gross loans outstanding, at period-end (1)	$6,908,544	$6,894,311	$7,059,212
Total non-performing loans, at period-end (1)	$132,886	$274,498	$207,923
Ratio of net charge-offs to average loans outstanding during the period	0.47%	0.61%	0.26%
Provision for loan losses to average loans outstanding during the period	-0.23%	0.35%	0.11%
Allowance for loan losses to non-performing loans at period-end	146.55%	87.81%	99.21%
Allowance for loan losses to gross loans at period-end	2.82%	3.50%	2.92%

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

•
General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and common risk characteristics.  The non-impaired loans are grouped into 23 segments: two commercial segments, ten commercial real estate segments, three residential construction segments, three non-residential construction segments, one SBA segment, one installment loans segment, one residential mortgage segment, one equity lines of credit segment, and one overdrafts segment.  The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which takes into account the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, and environmental factors which include the trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and concentration of credit. In addition, management reviews reports on past-due loans to ensure appropriate classifications.  During the first quarter of 2011, we combined the number of segments for construction loans from nine to two by consolidating the previous three geographic groups of East Coast, Texas and all other regions into one bankwide region in light of the convergence of credit quality for construction loans of the three separate regions, which increased the allowance for loan losses by $4.8 million.  During the first quarter of 2012, a minimum loss rate of 12.5% was assigned to loans graded Substandard if the minimum loss rate was higher than the loss rates calculated by the migration analysis.  This change increased the allowance for loan losses by $9.3 million.

 The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

(Dollars in thousands)	March 31, 2012		December 31, 2011
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
Type of Loan:	Amount	Gross Loans	Amount	Gross Loans
Commercial loans	$60,391	26.5%	$65,658	23.9%
Residential mortgage loans (1)	10,123	16.9	10,795	16.4
Commercial mortgage loans	106,186	52.9	108,021	54.9
Real estate construction loans	17,993	3.4	21,749	4.5
Installment and other loans	50	0.3	57	0.3
Total	$194,743	100%	$206,280	100%

(1) Residential mortgage loans includes equity lines.

The allowance allocated to commercial loans was $60.4 million at March 31, 2012, compared to $65.7 million at December 31, 2011.  The decrease in the allowance allocated to commercial loans was primarily due to the decrease in classified commercial loans from $114.1 million at December 31, 2011 to $81.4 million at March 31, 2012.

The allowance allocated to commercial mortgage loans decreased from $108.0 million at December 31, 2011, to $106.2 million at March 31, 2012, which was primarily due to the decrease in classified  commercial mortgage loans from $403.5 million at December 31, 2011 to $304.7 million at March 31, 2012.  The overall allowance for total commercial mortgage loans was 2.9% at March 31, 2012, and 2.9% at December 31, 2011.

The allowance allocated for construction loans decreased to $18.0 million, or 9.6%, of construction loans at March 31, 2012, compared to $21.7 million, or 9.2%, of construction loans at December 31, 2011, primarily due to the decrease in classified construction loans from $98.7 million at December 31, 2011 to $55.4 million at March 31, 2012.

Deposits

Total deposits were $7.4 billion at March 31, 2012, an increase of $130.6 million, or 1.8%, from $7.2 billion at December 31, 2011, primarily due to a $68.8 million, or 8.3%, increase in time deposits under $100,000, a $38.6 million, or 8.6%, increase in NOW deposits, and a $29.7 million, or 3.1% increase in money market deposits offset primarily by a $26.8 million, or 0.8%, decrease in time deposits of $100,000 or more.  The following table displays the deposit mix as of the dates indicated:

	March 31, 2012	% of Total	December 31, 2011	% of Total
Deposits	(Dollars in thousands)
Non-interest-bearing demand	$1,080,209	14.7%	$1,074,718	14.9%
NOW	490,173	6.7	451,541	6.2
Money market	981,237	13.3	951,516	13.2
Savings	434,899	5.9	420,030	5.8
Time deposits under $100,000	901,768	12.2	832,997	11.5
Time deposits of $100,000 or more	3,471,488	47.2	3,498,329	48.4
Total deposits	$7,359,774	100.0%	$7,229,131	100.0%

Borrowings

Borrowings include Federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities sold under agreements to repurchase were $1.4 billion with a weighted average rate of 4.14% at March 31, 2012, compared to $1.4 billion with a weighted average rate of 4.14% at December 31, 2011.  In May 2011, the Company prepaid a security sold under agreement to repurchase of $50 million with a rate of 4.83% and incurred a prepayment penalty of $1.7 million.  Fourteen floating-to-fixed rate agreements totaling $750.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 100 basis points to three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.29% to 5.07%.  After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months.  For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%.  After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The table below provides summary data for long-term securities sold under agreements to repurchase as of March 31, 2012:

(Dollars in millions)	Fixed-to-floating						Floating-to-fixed		Total
Callable	All callable at March 31, 2012						All callable at March 31, 2012
Rate type	Floating Rate						Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.75%	3.53%	3.50%	3.50%	3.53%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	1	4	3	1	1	10	4	27
Amount	$150.0	$50.0	$200.0	$150.0	$50.0	$50.0	$550.0	$200.0	$1,400.0
Weighted average rate	3.75%	3.53%	3.50%	3.50%	3.53%	3.25%	4.54%	5.00%	4.14%
Final maturity	2014	2014	2014	2015	2015	2015	2014	2017

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary.  The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.5 billion as of March 31, 2012, and $1.6 billion as of December 31, 2011.

There were no advances from the FHLB at March 31, 2012, compared to $225.0 million at December 31, 2011.  The Company prepaid advances from the FHLB of $100.0 million with a rate of 4.60% in the first quarter of 2012 compared to $200.0 million with a weighted average rate of 4.29% during the first quarter of 2011.  Prepayment penalties incurred were $2.8 million in the first quarter of 2012 compared to $8.8 million in the same quarter a year ago.

Long-term Debt

Long-term debt was $171.1 million at both March 31, 2012 and December 31, 2011.  Long-term debt is comprised of subordinated debt, which qualifies as Tier II capital for regulatory purposes, and Junior Subordinated Notes, which qualifies as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of March 31, 2012.   Payments for deposits and borrowings do not include interest.   Payments related to leases are based on actual payments specified in the underlying contracts.

.
	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)
Contractual obligations:
Deposits with stated maturity dates	$3,924,594	$441,434	$7,228	$-	$4,373,256
Securities sold under agreements to repurchase (1)	-	1,150,000	250,000	-	1,400,000
Other borrowings	-	-	-	18,868	18,868
Long-term debt	-	-	-	171,136	171,136
Operating leases	5,772	8,291	3,236	149	17,448
Total contractual obligations and other commitments	$3,930,366	$1,599,725	$260,464	$190,153	$5,980,708

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

Capital Resources

Total equity was $1.55 billion at March 31, 2012, an increase of $29.9 million, or 2.0%, from $1.52 billion at December 31, 2011.  The following table summarizes the activity in total equity:

Three months ended
(In thousands)	March 31, 2012
Net income	$29,064
Proceeds from shares issued through the Dividend Reinvestment Plan	67
Proceeds from exercise of stock options	647
Tax short-fall from stock-based compensation expense	(466)
Share-based compensation	546
Other comprehensive income	4,195
Preferred stock dividends	(3,376)
Cash dividends paid to common stockholders	(787)
Net increase in total equity	$29,890

Capital Adequacy Review

Management seeks to maintain the Company's capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of March 31, 2012.  In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 6.0%, total risk-based capital ratio equal to or greater than 10.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of March 31, 2012, and December 31, 2011:

	Cathay General Bancorp				Cathay Bank
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$1,345,263	16.71	$1,318,948	15.97	$1,320,668	16.42	$1,289,747	15.64
Tier 1 capital minimum requirement	322,055	4.00	330,355	4.00	321,658	4.00	329,928	4.00
Excess	$1,023,208	12.71	$988,593	11.97	$999,010	12.42	$959,819	11.64

Total capital (to risk-weighted assets)	$1,498,846	18.62	$1,474,496	17.85	$1,472,378	18.31	$1,444,165	17.51
Total capital minimum requirement	644,110	8.00	660,710	8.00	643,316	8.00	659,855	8.00
Excess	$854,736	10.62	$813,786	9.85	$829,062	10.31	$784,310	9.51

Tier 1 capital (to average assets)
– Leverage ratio	$1,345,263	13.14	$1,318,948	12.93	$1,320,668	12.91	$1,289,747	12.66
Minimum leverage requirement	409,576	4.00	408,146	4.00	409,082	4.00	407,643	4.00
Excess	$935,687	9.14	$910,802	8.93	$911,586	8.91	$882,104	8.66

Risk-weighted assets	$8,051,377		$8,258,878		$8,041,453		$8,248,190
Total average assets (1)	$10,239,401		$10,203,647		$10,227,054		$10,191,078

(1)   The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our board of directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. Commencing with the second quarter of 2009, our board of directors reduced our common stock dividend to $.08 per share and to $.01 per share thereafter. The amount of future dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by our board of directors.  As discussed in the “Regulatory Matters” section below, we are to consult with our regulators before paying any dividends.  On November 17, 2010, the Federal Reserve issued guidance that bank holding companies participating in government capital programs still outstanding should not increase dividend payouts. There can be no assurance that our regulators will not object to the payment of such dividends. In our February 27, 2012 three-year capital and strategic plan submitted to our regulators, we indicated that, subject to regulatory approval, the Bank expects to pay a dividend of $23.9 million to Bancorp during the second quarter of 2012 to increase Bancorp’s cash balance to equal at least two years of Bancorp’s operating expenses and then additional quarterly dividends beginning in the third quarter of 2012 in an amount which would maintain cash balances at Bancorp equal to at least two years of Bancorp’s operating expenses.  The terms of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, and Junior Subordinated Notes also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends on our Series B Preferred Stock or in our payment of interest on our Junior Subordinated Notes, we may not pay dividends on our common stock.

The Company declared a cash dividend of $.01 per share for distribution to holders of our common stock on March 1, 2012, on 78,704,660 shares outstanding.  Total cash dividends of $787,000 were paid for the three months ended March 12, 2012.

Country Risk Exposures

The Company’s total assets were $10.6 billion and total foreign country risk net exposures were $734.1 million at March 31, 2012.  Total foreign country risk net exposures at March 31, 2012, were comprised primarily of $209.5 million from Hong Kong, $181.4 million from China, $141.4 million from England, $61.9 million from Australia, $60.0 million from France, $44.8 million from Switzerland, $16.1 million from Japan, and $11.1 million from Canada.  Risk is determined based on location of the borrowers, issuers, and counter parties.

All foreign country risk net exposures were to non-sovereign counterparties except $25.4 million due from the Hong Kong Monetary Authority at March 31, 2012.

Unfunded exposures were $24.3 million at March 31, 2012, and were comprised of primarily $24.0 million of unfunded loans to two financial institutions in China and a $200,000 of unfunded loan to a borrower in Taiwan.

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

The Company follows ASC Topic 815 which established accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the Company’s condensed consolidated balance sheet and measurement of those financial derivatives at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and, if so, the type of hedge.

As of March 31, 2012, and December 31, 2011, we had entered into five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years.  These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities.  At March 31, 2012, the Company paid a fixed rate at a weighted average of 1.95% and received a floating 3-month LIBOR rate at a weighted average of 0.48% on these agreements.  The net amount accrued on these interest rate swaps was recorded as a reduction to other non-interest income in the amount of $1.1 million for the first quarter of 2012 compared to $1.2 million in the same quarter a year ago.  At March 31, 2012, the Company recorded $1.8 million within other liabilities to recognize the negative fair value of these interest rate swaps compared to the $2.6 million negative fair value at December 31, 2011.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counter parties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.  At March 31, 2012, the notional amount of option contracts totaled $5.5 million with a net negative fair value of $23,000. Spot and forward contracts in the total notional amount of $159.2 million had a positive fair value of $1.7 million at March 31, 2012.  Spot and forward contracts in the total notional amount of $171.4 million had a negative fair value of $1.4 million at March 31, 2012. At December 31, 2011, the notional amount of option contracts totaled $4.3 million with a net positive fair value of $29,000.  Spot and forward contracts in the total notional amount of $238.6 million had a positive fair value, in the amount of $2.2 million, at December 31, 2011.  Spot and forward contracts in the total notional amount of $128.2 million had a negative fair value, in the amount of $486,000, at December 31, 2011.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace.  Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB.  At March 31, 2012, our liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 18.5% compared to 15.8% at December 31, 2011.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary.  As of March 31, 2012, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.54 billion, all of which was unused.  The Bank expects to be able to access this source of funding, if required, in the near term.  The Bank has pledged a portion of its commercial and real estate loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program to secure these borrowings.  At March 31, 2012, the borrowing capacity under the Borrower-in-Custody program was $220.7 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. At March 31, 2012, investment securities and trading securities totaled $2.54 billion, with $1.61 billion pledged as collateral for borrowings and other commitments. The remaining $928.0 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 90% of the Company’s time deposits mature within one year or less as of March 31, 2012.  Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace.  However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits.  Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank and the issuance of additional common stock and, to a lesser extent, proceeds from issuance of  Bancorp common stock through our Dividend Reinvestment Plan and exercise of stock options.  Dividends paid to the Bancorp by the Bank are subject to regulatory limitations and approval.  In light of the uncertain economic times and the regulatory considerations described under “Dividend Policy” and “Regulatory Matters,” the Bank did not pay a dividend to Bancorp during 2009, 2010 or 2011, but subject to regulatory approval, the Bank expects to pay a dividend of $23.9 million to Bancorp during the second quarter of 2012 to increase Bancorp’s cash balance, which was $16.0 million at March 31, 2012, to equal at least two years of Bancorp’s operating expenses as of June 30, 2012 and then additional quarterly dividends beginning in the third quarter of 2012 in an amount which would maintain cash balances at Bancorp equal to at least two years of Bancorp’s operating expenses.  The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments.

Regulatory Matters

On December 17, 2009, the Bancorp entered into a memorandum of understanding with the Federal Reserve Bank of San Francisco (FRB SF) under which we agreed that we will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions.   We do not believe that this agreement regarding dividends from the Bank will have a material adverse effect on our operations.  We had retained a portion of the proceeds from our common stock offerings to be used, for among other things, payments of future dividends on our common and preferred stock and payments on trust preferred securities.  In our February 27, 2012 three-year capital and strategic plan submitted to our regulators, we indicated that, subject to regulatory approval, the Bank expects to pay a dividend of $23.9 million to Bancorp during the second quarter of 2012 to increase Bancorp’s cash balance to equal at least two years of Bancorp’s operating expenses and then additional quarterly dividends beginning in the third quarter of 2012 in an amount which would maintain cash balances at Bancorp equal to at least two years of Bancorp’s operating expenses.

Under the memorandum, we also agreed to submit to the FRB SF for review and approval a plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank, a dividend policy for the Bancorp, a plan to improve management of our liquidity position and funds management practices, and a liquidity policy and contingency funding plan for the Bancorp. As part of our compliance with the memorandum, on January 22, 2010, we submitted to the FRB SF a Three-Year Capital and Strategic Plan that updates a previously submitted plan and establishes, among other things, targets for our Tier 1 risk-based capital ratio, total risk-based capital ratio, Tier 1 leverage capital ratio, and tangible common risk-based ratio, each of which, where applicable, are above the minimum requirements for a well-capitalized institution. In addition, we agreed to notify the FRB SF prior to effecting certain changes to our senior executive officers and board of directors and we are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments. We also agreed in the memorandum that we will not, without the prior written approval of the FRB SF, directly or indirectly, (i) incur, renew, increase or guaranty any debt, (ii) issue any trust preferred securities, or (iii) purchase, redeem, or otherwise acquire any of our stock. The target and actual capital levels of the Three-Year Capital and Strategic Plan submitted to the FRB SF, with any excess or deficiency of the actual over the target levels, are as follows as of March 31, 2012:

	Tier 1 risk-based	Total risk-based	Tier 1 leverage	Tangible common
	capital ratio	capital ratio	capital ratio	risk-based ratio *

Actual	16.71%	18.62%	13.14%	11.97%
Target Levels	11.50%	13.50%	9.50%	5.00%
Excess/(deficiency)	5.21%	5.12%	3.64%	6.97%

* Tier 1 risk-based capital excluding preferred stock, trust preferred stock and REIT preferred stock divided by total risk-weighted assets.

On March 1, 2010, the Bank entered into a memorandum of understanding with the Department of Financial Institutions (DFI) and the FDIC pursuant to which we are required to develop and implement, within specified time periods, plans satisfactory to the DFI and the FDIC to reduce commercial real estate concentrations, to enhance and to improve the quality of our stress testing of the Bank’s loan portfolio, and to revise our loan policy in connection therewith; to develop and adopt a strategic plan addressing improved profitability and capital ratios and to reduce the Bank’s overall risk profile; to develop and adopt a capital plan; to develop and implement a plan to improve asset quality, including the methodology for calculating the loss reserve allocation and evaluating its adequacy; and to develop and implement a plan to reduce dependence on wholesale funding. In addition, we are required to report our progress to the DFI and FDIC on a quarterly basis.  As part of our compliance with the Bank memorandum, on April 30, 2010, we submitted to the DFI and the FDIC a Three-Year Capital Plan that updated the Three-Year Capital and Strategic Plan previously submitted to the FRB SF on January 22, 2010 and established, among other things, targets for our Tier 1 risk-based capital ratio and total risk-based capital ratio, each of which are above the minimum requirements for a well-capitalized institution, and effective March 31, 2011, a target Tier 1 to total tangible assets ratio. The target and actual capital levels of the Three-Year Capital Plan submitted to the DFI and FDIC, and any excess or deficiency of the actual over target levels, are as follows as of March 31, 2012:

	Tier 1 risk-based	Total risk-based	Tier 1 Capital to total
	capital ratio	capital ratio	tangible assets ratio

Actual	16.42%	18.31%	12.90%
Target Levels	11.50%	13.50%	9.50%
Excess/(deficiency)	4.92%	4.81%	3.40%

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

The Bancorp and the Bank believe that they have taken appropriate steps to comply with the terms of their respective memorandums of understanding and we believe we are in compliance with the memoranda.  In particular, on January 21, 2010 the Board of Directors of the Bank appointed the Compliance Committee to review the Company’s management and governance and consider making recommendations based on such review and, on February 18, 2010, authorized the Company’s Audit Committee to oversee compliance with the two memoranda.  We do not believe that the memoranda or our compliance activities will have a material adverse effect on our operations or financial condition, including liquidity. If we fail to comply with the terms of the memoranda, that failure could lead to additional enforcement action by regulators that could have a material adverse effect on our operations or financial condition.

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

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of March 31, 2012:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	7.2	4.5
+100	2.5	2.6
-100	-0.3	-0.5
-200	-0.3	-1.1

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

There has not been any change in our internal control over financial reporting that occurred during the first fiscal quarter of 2012 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.         RISK FACTORS.

There is no material change in the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, in response to Item 1A in Part I of Form 10-K.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2012 - January 31, 2012)	0	$0	0	622,500
Month #2 (February 1, 2012 - February 29, 2012)	0	$0	0	622,500
Month #3 (March 1, 2012 - March 31, 2012)	0	$0	0	622,500
Total	0	$0	0	622,500

Item 3.                      DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.                      MINE SAFETY DISCLOSURES.

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

____________________
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

Cathay General Bancorp (Registrant)

Date: May 8, 2012	/s/ Dunson K. Cheng Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: May 8, 2012	/s/ Heng W. Chen Heng W. Chen Executive Vice President and Chief Financial Officer