Form 10-Q
period 2012-06-30
CATHAY GENERAL BANCORP
filed 2012-08-08
CIK 861842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2012

OR
[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-18630

CATHAY GENERAL BANCORP

(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:       (213) 625-4700

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

Common stock, $.01 par value, 78,726,330 shares outstanding as of July 31, 2012.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
2ND QUARTER 2012 REPORT ON FORM 10-Q

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands, except share data)

ASSETS
Cash and due from banks	$134,744	$117,888
Short-term investments and interest bearing deposits	513,636	294,956
Securities purchased under agreements to resell	10,000	-
Securities held-to-maturity (market value of $1,073,077 in 2012 and $1,203,977 in 2011)	1,019,977	1,153,504
Securities available-for-sale (amortized cost of $1,173,146 in 2012 and $1,309,521 in 2011)	1,166,783	1,294,478
Trading securities	104,465	4,542
Loans held for sale	500	760
Loans	7,043,683	7,059,212
Less: Allowance for loan losses	(192,274)	(206,280)
Unamortized deferred loan fees	(8,855)	(8,449)

Loans, net	6,842,554	6,844,483
Federal Home Loan Bank stock	47,966	52,989
Other real estate owned, net	74,463	92,713
Investments in affordable housing partnerships, net	83,835	78,358
Premises and equipment, net	104,255	105,961
Customers' liability on acceptances	40,714	37,300
Accrued interest receivable	29,547	32,226
Goodwill	316,340	316,340
Other intangible assets	9,147	11,598
Other assets	162,257	206,768

Total assets .	$10,661,183	$10,644,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand deposits	$1,172,622	$1,074,718
Interest-bearing accounts:
NOW accounts	500,220	451,541
Money market accounts	1,020,304	951,516
Savings accounts	444,083	420,030
Time deposits under $100,000	886,176	832,997
Time deposits of $100,000 or more	3,360,828	3,498,329

Total deposits	7,384,233	7,229,131

Securities sold under agreements to repurchase	1,400,000	1,400,000
Advances from the Federal Home Loan Bank	21,200	225,000
Other borrowings from financial institutions	-	880
Other borrowings for affordable housing investments	18,834	18,920
Long-term debt	171,136	171,136
Acceptances outstanding	40,714	37,300
Other liabilities	52,062	46,864

Total liabilities	9,088,179	9,129,231
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock, 10,000,000 shares authorized, 258,000 issued and outstanding at June 30, 2012, and at December 31, 2011	252,780	250,992
Common stock, $0.01 par value; 100,000,000 shares authorized, 82,927,085 issued and 78,719,520 outstanding at June 30, 2012, and 82,860,122 issued and 78,652,557 outstanding at December 31, 2011	829	829
Additional paid-in-capital	767,218	765,641
Accumulated other comprehensive loss, net	(3,688)	(8,732)
Retained earnings	673,154	624,192
Treasury stock, at cost (4,207,565 shares at June 30, 2012, and at December 31, 2011)	(125,736)	(125,736)

Total Cathay General Bancorp stockholders' equity	1,564,557	1,507,186
Noncontrolling interest	8,447	8,447
Total equity	1,573,004	1,515,633
Total liabilities and equity	$10,661,183	$10,644,864

See accompanying notes to unaudited condensed consolidated financial statements

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including loan fees	$88,761	$89,792	$179,462	$180,350
Investment securities- taxable	17,166	23,116	34,889	44,970
Investment securities- nontaxable	1,039	1,055	2,091	2,111
Federal Home Loan Bank stock	67	49	133	96
Federal funds sold and securities purchased under agreements to resell	11	7	16	48
Deposits with banks	537	320	1,125	541

Total interest and dividend income	107,581	114,339	217,716	228,116

INTEREST EXPENSE
Time deposits of $100,000 or more	8,642	10,894	18,182	21,619
Other deposits	3,868	5,374	7,784	11,094
Securities sold under agreements to repurchase	14,598	14,892	29,253	31,063
Advances from Federal Home Loan Bank	69	3,642	122	8,491
Long-term debt	1,284	1,216	2,604	2,422
Short-term borrowings	-	6	-	7

Total interest expense	28,461	36,024	57,945	74,696

Net interest income before provision for credit losses	79,120	78,315	159,771	153,420
Provision/(credit) for loan losses	(5,000)	10,000	(9,000)	16,000

Net interest income after provision for loan losses	84,120	68,315	168,771	137,420

NON-INTEREST INCOME
Securities gains, net	2,374	5,178	4,589	11,410
Letters of credit commissions	1,619	1,395	3,145	2,673
Depository service fees	1,383	1,399	2,772	2,760
Other operating income	4,476	4,481	8,177	8,236

Total non-interest income	9,852	12,453	18,683	25,079

NON-INTEREST EXPENSE
Salaries and employee benefits	20,097	17,659	39,975	35,930
Occupancy expense	3,489	3,457	7,073	6,995
Computer and equipment expense	2,391	2,115	4,854	4,298
Professional services expense	5,209	4,959	9,951	8,688
FDIC and State assessments	1,971	2,905	4,460	7,222
Marketing expense	1,483	817	2,889	1,512
Other real estate owned expense	7,061	2,262	11,754	2,483
Operations of affordable housing investments, net	1,951	1,977	3,911	3,953
Amortization of core deposit intangibles	1,404	1,460	2,861	2,941
Cost associated with debt redemption	-	5,176	2,750	13,987
Other operating expense	2,286	2,623	4,735	5,184

Total non-interest expense	47,342	45,410	95,213	93,193

Income before income tax expense	46,630	35,358	92,241	69,306
Income tax expense	16,619	10,906	33,166	22,640
Net income	30,011	24,452	59,075	46,666
Less: net income attributable to noncontrolling interest	150	150	301	301
Net income attributable to Cathay General Bancorp	29,861	24,302	58,774	46,365
Dividends on preferred stock	(4,121)	(4,107)	(8,238)	(8,212)
Net income attributable to common stockholders	25,740	20,195	50,536	38,153

Other comprehensive income, net of tax
Unrealized holding gain arising during the period	2,225	11,974	7,704	12,017
Less: reclassification adjustments included in net income	1,376	3,001	2,660	6,613

Total other comprehensive gain, net of tax	849	8,973	5,044	5,404
Total comprehensive income	$30,710	$33,275	$63,818	$51,769

Net income per common share:
Basic	$0.33	$0.26	$0.64	$0.49
Diluted	$0.33	$0.26	$0.64	$0.49
Cash dividends paid per common share	$0.01	$0.01	$0.02	$0.02
Average common shares outstanding
Basic	78,710,279	78,635,324	78,694,462	78,622,464
Diluted	78,712,172	78,637,108	78,701,152	78,636,369

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30
	2012	2011
	(In thousands)
Cash Flows from Operating Activities
Net income	$59,075	$46,666
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision (credit) for loan losses	(9,000)	16,000
Provision for losses on other real estate owned	7,487	4,315
Deferred tax liability	99	9,064
Depreciation	2,954	3,050
Net losses/(gains) on sale and transfer of other real estate owned	732	(4,522)
Net gains on sale of loans	(613)	(1,259)
Proceeds from sales of loans	57,690	16,068
Originations of loans held-for-sale	(57,051)	(10,992)
Increase in trading securities, net	(99,893)	-
Write-downs on venture capital investments	187	57
Gain on sales and calls of securities	(4,589)	(11,410)
Decrease in unrealized loss from interest rate swaps mark-to-market	(1,892)	(1,164)
Amortization/accretion of security premiums/discounts, net	2,543	1,952
Amortization of other intangible assets	2,930	2,983
Excess tax short-fall from share-based payment arrangements	565	271
Stock based compensation expense	1,149	871
Stock issued to officers as compensation	113	-
Decrease/(increase) in deferred loan fees, net	406	(1)
Decrease in accrued interest receivable	2,679	3,451
Decrease/(increase) in other assets, net	43,839	(6,532)
(Decrease)/increase in other liabilities	(1,336)	8,346
Net cash provided by operating activities	8,074	77,214

Cash Flows from Investing Activities
(Increase)/decrease in short-term investments	(218,680)	110,261
Increase in securities purchased under agreements to resell	(10,000)	(145,000)
Purchase of investment securities available-for-sale	(176,708)	(56,758)
Proceeds from maturities and calls of investment securities available-for-sale	470,763	275,000
Proceeds from sale of investment securities available-for-sale	41,104	367,465
Purchase of mortgage-backed securities available-for-sale	(420,791)	(278,044)
Proceeds from repayment of mortgage-backed securities available-for-sale	46,127	60,868
Proceeds from sale of mortgage-backed securities available-for-sale	179,493	470,411
Purchase of mortgage-backed securities held-to-maturity	-	(480,083)
Proceeds from maturities and calls of investment securities held-to-maturity	131,961	47,321
Redemptions of Federal Home Loan Bank stock	5,023	5,114
Net increase in loans	(926)	(124,993)
Purchase of premises and equipment	(1,615)	(1,670)
Proceeds from sale of other real estate owned	21,698	42,669
Net increase in investment in affordable housing	(1,427)	(704)
Net cash provided by investing activities	66,022	291,857

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts, money market and savings deposits	239,424	20,013
Net (decrease)/increase in time deposits	(84,176)	97,600
Net decrease in federal funds purchased and securities sold under agreements to repurchase	-	(102,000)
Advances from Federal Home Loan Bank	260,000	1,043,001
Repayment of Federal Home Loan Bank borrowings	(463,800)	(1,390,501)
Dividends paid on common stock	(1,574)	(1,572)
Dividends paid on preferred stock	(6,450)	(6,450)
Proceeds from other borrowings	-	10,931
Repayment of other borrowings	(880)	-
Proceeds from shares issued under Dividend Reinvestment Plan	134	109
Proceeds from exercise of stock options	647	1,306
Excess tax short-fall from share-based payment arrangements	(565)	(271)
Net cash used in financing activities	(57,240)	(327,834)
Increase in cash and cash equivalents	16,856	41,237
Cash and cash equivalents, beginning of the period	117,888	87,347
Cash and cash equivalents, end of the period	$134,744	$128,584

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$58,516	$76,718
Income taxes (refunded)/paid	$(2,717)	$30,750
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$5,044	$5,403
Loans to facilitate sale of loans	$-	$6,094
Transfers to other real estate owned from loans held for investment	$13,216	$41,502
Transfers to other real estate owned from loans held for sale	$-	$2,873
Loans transferred from held for investment to held for sale	$15,986	$4,025
Loans to facilitate the sale of other real estate owned	$1,523	$6,825

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, the “Company”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc.  The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities.  The Bank was founded in 1962 and offers a wide range of financial services.  As of June 30, 2012, the Bank operated twenty branches in Southern California, eleven branches in Northern California, eight branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Hong Kong, and a representative office in Shanghai and in Taipei.  Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The provisions of ASU 2011-04 result in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets (ASU 2011-04 extends that prohibition to all fair value measurements); (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks (This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position); (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  Adoption of ASU 2011-04 did not have a significant impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 “Intangibles - Goodwill and Other.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. ASU 2011-08 was effective for interim and annual goodwill impairment tests performed after December 15, 2011.  ASU 2011-08 did not have a significant impact on the Company’s consolidated financial statements.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share.   The following table sets forth earnings per common share calculations:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except share and per share data)	2012	2011	2012	2011
Net income attributable to Cathay General Bancorp	$29,861	$24,302	$58,774	$46,365
Dividends on preferred stock	(4,121)	(4,107)	(8,238)	(8,212)
Net income available to common stockholders	$25,740	$20,195	$50,536	$38,153

Weighted-average shares:
Basic weighted-average number of common shares outstanding	78,710,279	78,635,324	78,694,462	78,622,464
Dilutive effect of weighted-average outstanding common share equivalents
Stock options	1,893	1,784	6,690	13,905
Diluted weighted-average number of common shares outstanding	78,712,172	78,637,108	78,701,152	78,636,369

Average stock options and warrants with anti-dilutive effect	6,092,332	6,303,432	6,159,778	6,251,149
Earnings per common share:
Basic	$0.33	$0.26	$0.64	$0.49
Diluted	$0.33	$0.26	$0.64	$0.49

Options to purchase an additional 4.1 million shares, restricted stock units for an additional 188,766 shares, and warrants to purchase an additional 1.8 million shares at June 30, 2012, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

5. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of June 30, 2012, the only options granted by the Company were non-statutory stock options to selected Bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant.  Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008.  If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards.  There were no options granted during 2011 or during the first six months of 2012.

Option compensation expense totaled $194,000 for the three months ended June 30, 2012, and $196,000 for the three months ended June 30, 2011.  For the six months ended June 30, option compensation expense totaled $387,000 for 2012 and $562,000 for 2011.  Stock-based compensation is recognized ratably over the requisite service period for all awards.  Unrecognized stock-based compensation expense related to stock options totaled $516,000 at June 30, 2012, and is expected to be recognized over the next 8 months.

Stock options covering 39,784 shares were exercised in the first quarter of 2012 compared to none in the second quarter of 2012 and none in the second quarter of 2011.  For the six months ended June 30, stock options covering 39,784 shares were exercised in 2012 compared to 86,860 shares in 2011.  Cash received totaled $647,000 and the aggregate intrinsic value totaled $34,000 from the exercise of stock options during the six months ended June 30, 2012, compared to cash received of $1.3 million and the aggregate intrinsic value of $172,000 from the exercise of stock options for the same period a year ago.  The table below summarizes stock option activity for the periods indicated:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance, December 31, 2011	4,356,985	$28.86	3.0	$37
Exercised	(39,784)	16.28
Forfeited	(249,506)	22.27
Balance, March 31, 2012	4,067,695	$29.40	3.0	$65

Forfeited	(281)	23.37

Balance, June 30, 2012	4,067,414	$29.40	2.7	$53
Exercisable, June 30, 2012	3,959,668	$29.57	2.6	$53

At June 30, 2012, 2,398,620 shares were available under the Company’s 2005 Incentive Plan for future grants.

In 2011, the Company granted restricted stock units for 147,661 shares. The Company granted restricted stock units of 1,943 units on March 30, 2012, and 47,314 units on May 8, 2012.  The restricted stock units granted in 2011 and 2012 are scheduled to vest two years from grant date.

The following table presents information relating to the restricted stock units as of June 30, 2012:

Units
Balance at December 31, 2011	171,410
Granted	49,257
Forfeited	(517)
Vested	(11,814)
Balance at June 30, 2012	208,336

The compensation expense recorded related to the restricted stock units was $409,000 for the three months ended June 30, 2012, compared to $213,000 for the three months ended June 30, 2011.   For the six months ended June 30, compensation expense recorded related to the restricted stock units was $762,000 in 2012 and $309,000 in 2011.  Unrecognized stock-based compensation expense related to restricted stock units was $2.2 million at June 30, 2012, and is expected to be recognized over the next 1.4 years.

The following table summarizes the tax short-fall from share-based payment arrangements:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Short-fall of tax deductions in excess of grant-date fair value	$-	$(37)	$(565)	$(271)
Benefit of tax deductions on grant-date fair value	-	37	663	343
Total benefit of tax deductions	$-	$-	$98	$72

6. Investment  Securities

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of June 30, 2012, and December 31, 2011:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,988	$445	$-	$100,433
State and municipal securities	129,307	7,490	-	136,797
Mortgage-backed securities	780,709	45,449	-	826,158
Corporate debt securities	9,973	-	284	9,689
Total securities held-to-maturity	$1,019,977	$53,384	$284	$1,073,077

Securities Available-for-Sale
U.S. treasury securities	$159,871	$-	$36	$159,835
U.S. government sponsored entities	50,000	182	-	50,182
Mortgage-backed securities	527,100	17,373	5	544,468
Collateralized mortgage obligations	12,785	521	90	13,216
Asset-backed securities	157	-	5	152
Corporate debt securities	397,795	339	30,224	367,910
Mutual funds	6,000	122	-	6,122
Preferred stock of government sponsored entities	569	1,607	-	2,176
Trust preferred securities	17,401	379	31	17,749
Other equity securities	1,468	3,505	-	4,973
Total securities available-for-sale	$1,173,146	$24,028	$30,391	$1,166,783
Total investment securities	$2,193,123	$77,412	$30,675	$2,239,860

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,966	$1,406	$-	$101,372
State and municipal securities	129,577	7,053	-	136,630
Mortgage-backed securities	913,990	42,351	-	956,341
Corporate debt securities	9,971	-	337	9,634
Total securities held-to-maturity	$1,153,504	$50,810	$337	$1,203,977

Securities Available-for-Sale
U.S. government sponsored entities	$500,007	$1,226	$7	$501,226
State and municipal securities	1,869	59	-	1,928
Mortgage-backed securities	325,706	12,361	436	337,631
Collateralized mortgage obligations	16,184	540	238	16,486
Asset-backed securities	172	-	6	166
Corporate debt securities	412,045	113	31,729	380,429
Mutual funds	6,000	48	13	6,035
Preferred stock of government sponsored entities	569	1,085	-	1,654
Trust preferred securities	45,501	486	24	45,963
Other equity securities	1,468	1,492	-	2,960
Total securities available-for-sale	$1,309,521	$17,410	$32,453	$1,294,478
Total investment securities	$2,463,025	$68,220	$32,790	$2,498,455

The amortized cost and fair value of investment securities at June 30, 2012, by contractual maturities are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$32,843	$32,873	$99,988	$100,433
Due after one year through five years	255,162	254,378	-	-
Due after five years through ten years	393,762	369,662	50,183	52,556
Due after ten years (1)	491,379	509,870	869,806	920,088

Total	$1,173,146	$1,166,783	$1,019,977	$1,073,077

(1) Equity securities are reported in this category

Proceeds from sales of mortgage-backed securities were $179.5 million and repayments, maturities and calls of mortgage-backed securities were $178.1 million during the first six months of 2012 compared to proceeds from sales of $470.4 million and repayments, maturities, and calls of $108.2 million during the same period a year ago.  Proceeds from sales of other investment securities were $41.1 million during the first six months of 2012 compared to $367.5 million during the same period a year ago.  Proceeds from maturity and calls of investment securities were $470.8 million during the first six months of 2012 compared to $275.0 million during the same period a year ago.  Gains of $5.2 million and losses of $608,000 were realized on sales and calls of investment securities during the first six months of 2012 compared to gains of $11.4 million  and no losses realized for the same period a year ago.

The Company's unrealized loss on investments in corporate bonds relates to a number of investments in bonds of financial institutions, all of which were investment grade at the date of acquisition and as of June 30, 2012.  The unrealized losses were primarily caused by the widening of credit spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that these bonds would not be settled at a price less than the amortized cost of the investment. Because the Company does not intend to sell and would not be required to sell these investments until a recovery of fair value, which may be maturity, it does not consider its investments in these corporate bonds to be other-than-temporarily impaired at June 30, 2012.

The temporarily impaired securities represent 22.2% of the fair value of investment securities as of June 30, 2012.  Unrealized losses for securities with unrealized losses for less than twelve months represent 2.2%, and securities with unrealized losses for twelve months or more represent 9.2%, of the historical cost of these securities.  Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased.

At June 30, 2012, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our condensed consolidated statements of operations.  The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The table below shows the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of June 30, 2012, and December 31, 2011:

	As of June 30, 2012
	Temporarily Impaired Securities

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Securities Held-to-Maturity
Corporate debt securities	$9,688	$284	$-	$-	$9,688	$284

Total securities held-to-maturity	$9,688	$284	$-	$-	$9,688	$284
Securities Available-for-Sale
U.S. treasury securities	$159,835	$36	$-	$-	$159,835	$36
Mortgage-backed securities	69	1	194	2	263	3
Mortgage-backed securities-Non-agency	-	-	97	2	97	2
Collateralized mortgage obligations	-	-	498	90	498	90
Asset-backed securities	-	-	152	5	152	5
Corporate debt securities	72,765	5,063	249,819	25,161	322,584	30,224
Trust preferred securities	3,154	31	-	-	3,154	31

Total securities available-for-sale	$235,823	$5,131	$250,760	$25,260	$486,583	$30,391
Total investment securities	$245,511	$5,415	$250,760	$25,260	$496,271	$30,675

	As of December 31, 2011
	Temporarily Impaired Securities

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities Held-to-Maturity
Corporate debt securities	$9,635	$337	$-	$-	$9,635	$337

Total securities held-to-maturity	$9,635	$337	$-	$-	$9,635	$337
Securities Available-for-Sale
U.S. government sponsored entities	$49,993	$7	$-	$-	$49,993	$7
Mortgage-backed securities	564	4	35	1	599	5
Mortgage-backed securities-Non-agency	-	-	6,719	431	6,719	431
Collateralized mortgage obligations	-	-	570	238	570	238
Asset-backed securities	-	-	166	6	166	6
Corporate debt securities	185,577	14,201	172,857	17,528	358,434	31,729
Mutual funds	1,987	13	-	-	1,987	13
Trust preferred securities	5,674	24	-	-	5,674	24

Total securities available-for-sale	$243,795	$14,249	$180,347	$18,204	$424,142	$32,453

Total investment securities	$253,430	$14,586	$180,347	$18,204	$433,777	$32,790

Investment securities having a carrying value of $1.54 billion at June 30, 2012, and $1.68 billion at December 31, 2011, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, interest rate swaps, and foreign exchange transactions.

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

The components of loans in the condensed consolidated balance sheets as of June 30, 2012, and December 31, 2011, were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Type of Loans:
Commercial loans	$1,945,720	$1,868,275
Residential mortgage loans	1,001,976	972,262
Commercial mortgage loans	3,695,440	3,748,897
Equity lines	203,788	214,707
Real estate construction loans	180,086	237,372
Installment and other loans	16,673	17,699
Gross loans	7,043,683	7,059,212

Less:
Allowance for loan losses	(192,274)	(206,280)
Unamortized deferred loan fees	(8,855)	(8,449)
Total loans, net	$6,842,554	$6,844,483
Loans held for sale	$500	$760

Loans held for sale of $500,000 at June 30, 2012, decreased $260,000 from $760,000 at December 31, 2011.  In the six months of 2012, we added three new loans of $16.0 million and sold four loans of $16.2 million for a net loss on sale of $26,000.  At June 30, 2012, loans held for sale were comprised of a residential construction loan of $500,000.

At June 30, 2012, recorded investment in impaired loans totaled $276.6 million and was comprised of nonaccrual loans of $122.8 million, nonaccrual loans held for sale of $500,000, and accruing troubled debt restructured (“TDR”) loans of $153.2 million.  At December 31, 2011, recorded investment in impaired loans totaled $322.0 million and was comprised of nonaccrual loans of $201.2 million, nonaccrual loans held for sale of $760,000, and accruing TDR’s of $120.0 million.  For impaired loans, the amounts previously charged off represent 21.9% at June 30, 2012, and 25.6% at December 31, 2011, of the contractual balances for impaired loans.  The following table presents the average balance and interest income recognized related to impaired loans for the periods  indicated:

	Impaired Loans
	Average Recorded Investment				Interest Income Recognized
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(In thousands)
Commercial loans	$29,970	$50,379	$37,556	$46,204	$32	$263	$62	$525
Real estate construction loans	45,775	84,787	56,115	85,402	111	77	221	153
Commercial mortgage loans	179,835	242,697	182,351	247,885	1,849	1,052	3,115	2,099
Residential mortgage and equity lines	19,177	17,424	18,446	16,974	38	57	76	100
Total	$274,757	$395,287	$294,468	$396,465	$2,030	$1,449	$3,474	$2,877

The following table presents impaired loans and the related allowance for credit losses as of the dates indicated:

	Impaired Loans
	June 30, 2012			December 31, 2011

	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$24,282	$15,472	$-	$46,671	$38,194	$-
Real estate construction loans	66,473	44,622	-	134,836	78,767	-
Commercial mortgage loans	209,480	171,248	-	187,580	149,034	-
Residential mortgage and equity lines	5,891	5,818	-	8,555	7,987	-
Subtotal	$306,126	$237,160	$-	$377,642	$273,982	$-
With allocated allowance
Commercial loans	$18,247	$12,932	$3,687	$11,795	$7,587	$3,336
Commercial mortgage loans	14,413	13,435	1,896	29,722	28,023	2,969
Residential mortgage and equity lines	15,178	13,044	1,659	13,813	12,381	1,249
Subtotal	$47,838	$39,411	$7,242	$55,330	$47,991	$7,554
Total impaired loans	$353,964	$276,571	$7,242	$432,972	$321,973	$7,554

The following table presents the aging of the loan portfolio by type as of June 30, 2012 and as of December 31, 2011:

	As of June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$-	$4,182	$746	$25,716	$30,644	$1,915,076	$1,945,720
Real estate construction loans	10,689	-	-	11,946	22,635	157,451	180,086
Commercial mortgage loans	-	20,362	-	70,630	90,992	3,604,448	3,695,440
Residential mortgage and equity lines	14,728	18,853	-	14,530	48,111	1,157,653	1,205,764
Installment and other loans	-	-	-	-	-	16,673	16,673
Total loans	$25,417	$43,397	$746	$122,822	$192,382	$6,851,301	$7,043,683

	As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Type of Loans:
Commercial loans	$1,683	$-	$-	$30,661	$32,344	$1,835,931	$1,868,275
Real estate construction loans	20,326	-	-	46,012	66,338	171,034	237,372
Commercial mortgage loans	13,627	20,277	6,726	107,784	148,414	3,600,483	3,748,897
Residential mortgage and equity lines	5,871	-	-	16,740	22,611	1,164,358	1,186,969
Installment and other loans	-	-	-	-	-	17,699	17,699
Total loans	$41,507	$20,277	$6,726	$201,197	$269,707	$6,789,505	$7,059,212

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

TDRs on accrual status are comprised of the loans that have, pursuant to the Bank’s policy, performed under the restructured terms and have demonstrated sustained performance under the modified terms for six months before being returned to accrual status.  The sustained performance considered by management pursuant to its policy includes the periods prior to the modification if the prior performance met or exceeded the modified terms.  This would include cash paid by the borrower prior to the restructure to set up interest reserves.

At June 30, 2012, accruing TDRs were $153.2 million and non-accrual TDRs were $23.3 million compared to accruing TDRs of $120.0 million and non-accrual TDRs of $50.9 million at December 31, 2011.  The Company has allocated specific reserves of $1.3 million to accruing TDRs and $206,000 to non-accrual TDRs at June 30, 2012, and $1.4 million to accruing TDRs and $1.6 million to non-accrual TDRs at December 31, 2011.  The following table presents TDRs that were modified during the first six months of 2012 and 2011, their specific reserve at June 30, and charge-offs during the first six months of 2012 and 2011:

	For the Six Months Ended June 30, 2012				As of June 30, 2012
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
		(Dollars in thousands)

Commercial loans	5	$1,988	$1,988	$-	$60
Commercial mortgage loans	12	44,619	40,940	3,679	-
Residential mortgage and equity lines	3	1,802	1,802	-	14
Total	20	$48,409	$44,730	$3,679	$74

	For the Six Months Ended June 30, 2011				As of June 30, 2011
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
		(Dollars in thousands)

Commercial loans	5	$15,124	$15,124	$-	$53
Commercial mortgage loans	2	1,929	1,929	-	1
Residential mortgage and equity lines	1	501	501	-	93
Total	8	$17,554	$17,554	$-	$147

Modifications of the loan terms during the first six months of 2012 and 2011 were in the form of changes in the stated interest rate, multiple note structure, or extensions of the maturity date.  The length of time for which modifications involving a reduction of the stated interest rate were documented ranged from two months to four years from the existing maturity date.  Modifications involving an extension of the maturity date were for periods ranging from two months to four years from the existing maturity date.

Accruing TDRs at June 30, 2012, were comprised of loans collateralized by fourteen retail shopping and commercial use buildings of $81.8 million, ten office and commercial use buildings of $37.6 million, two hotels of $12.7 million, twelve single family residences of $19.1 million, three multi-family residences of $1.1 million, one land of $413,000, and five unsecured commercial loans of $542,000.  We expect that the troubled debt restructuring loans on accruing status as of June 30, 2012, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession, by type of loan as of June 30, 2012, and as of December 31, 2011, is shown below:

	As of June 30,2012

Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$546	$1,720	$-	$422	$2,688
Real estate construction loans	16,820	9,581	-	5,776	32,177
Commercial mortgage loans	26,882	31,602	1,141	54,427	114,052
Residential mortgage loans	1,287	1,030	-	2,015	4,332
Total accruing TDRs	$45,535	$43,933	$1,141	$62,640	$153,249

	As of June 30, 2012

Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$585	$1,370	$1,145	$-	$3,100
Commercial mortgage loans	2,596	2,471	6,944	-	6,238	18,249
Residential mortgage loans	293	1,347	-	-	296	1,936
Total non-accrual TDRs	$2,889	$4,403	$8,314	$1,145	$6,534	$23,285

	As of December 31, 2011

Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$12,933	$1,756	$-	$431	$15,120
Real estate construction loans	16,820	9,659	-	5,776	32,255
Commercial mortgage loans	471	37,796	2,071	28,935	69,273
Residential mortgage loans	1,294	587	-	1,487	3,368
Total accruing TDRs	$31,518	$49,798	$2,071	$36,629	$120,016

	As of December 31, 2011

Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$616	$1,859	$1,506	$-	$3,981
Real estate construction loans	-	13,579	12,376	-	-	25,955
Commercial mortgage loans	2,633	9,727	-	-	5,076	17,436
Residential mortgage loans	311	2,427	449	-	311	3,498
Total non-accrual TDRs	$2,944	$26,349	$14,684	$1,506	$5,387	$50,870

The activity within our TDR loans for the period indicated are shown below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Accruing TDRs	2012	2011	2012	2011
	(In thousands)
Beginning balance	$143,233	$135,327	$120,016	$136,800
New restructurings	17,047	263	38,759	13,999
Restructured loans restored to accrual status	-	1,037	2,853	1,037
Charge-offs	-	(659)	-	(659)
Payments	(1,207)	(2,414)	(2,555)	(4,074)
Restructured loans placed on nonaccrual	(5,824)	(17,226)	(5,824)	(30,042)
Expiration of loan concession	-	-	-	(733)
Ending balance	$153,249	$116,328	$153,249	$116,328

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Non-accrual TDRs	2012	2011	2012	2011
		(In thousands)
Beginning balance	$21,543	$43,130	$50,870	$28,147
New restructurings	733	-	5,971	3,556
Restructured loans placed on nonaccrual	5,824	17,225	5,824	30,041
Charge-offs	(267)	(3,725)	(4,285)	(4,829)
Payments	(4,548)	(10,118)	(32,242)	(10,403)
Foreclosures	-	(7,245)	-	(7,245)
Restructured loans restored to accrual status	-	(1,037)	(2,853)	(1,037)

Ending balance	$23,285	$38,230	$23,285	$38,230

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  Five commercial real estate TDRs of $13.3 million, three commercial TDRs of $1.4 million, one land TDR of $1.2 million and one mortgage TDR of $1.2 million had payments defaults within the twelve months ended June 30, 2012.  The TDRs that subsequently defaulted incurred charge-offs of $502,000 within the twelve months ended June 30, 2012.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of June 30, 2012, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

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

•	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following table presents loan portfolio by risk rating as of June 30, 2012, and as of December 31, 2011:

	As of June 30, 2012
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$1,779,114	$61,298	$91,940	$13,368	$1,945,720
Real estate construction loans	107,217	21,718	44,033	7,118	180,086
Commercial mortgage loans	3,266,362	138,544	290,534	-	3,695,440
Residential mortgage and equity lines	1,188,160	-	17,390	214	1,205,764
Installment and other loans	16,673	-	-	-	16,673

Total gross loans	$6,357,526	$221,560	$443,897	$20,700	$7,043,683

Loans held for sale	$-	$-	$-	$500	$500

	As of December 31, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$1,689,842	$64,290	$108,858	$5,285	$1,868,275
Real estate construction loans	115,538	23,555	90,132	8,147	237,372
Commercial mortgage loans	3,275,431	69,925	403,541	-	3,748,897
Residential mortgage and equity lines	1,149,225	4,439	33,160	145	1,186,969
Installment and other loans	17,636	63	-	-	17,699

Total gross loans	$6,247,672	$162,272	$635,691	$13,577	$7,059,212

Loans held for sale	$-	$-	$260	$500	$760

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of June 30, 2012, and as of December 31, 2011.

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage Loans and Equity Lines	Consumer and Other Loans	Total
	(In thousands)
June 30, 2012
Loans individually evaluated for impairment
Allowance	$3,687	$-	$1,896	$1,659	$-	$7,242
Balance	$28,404	$44,622	$184,683	$18,862	$-	$276,571

Loans collectively evaluated for impairment
Allowance	$62,908	$16,360	$97,113	$8,595	$56	$185,032
Balance	$1,917,316	$135,464	$3,510,757	$1,186,902	$16,673	$6,767,112

Total allowance	$66,595	$16,360	$99,009	$10,254	$56	$192,274
Total balance	$1,945,720	$180,086	$3,695,440	$1,205,764	$16,673	$7,043,683

December 31, 2011
Loans individually evaluated for impairment
Allowance	$3,336	$-	$2,969	$1,247	$-	$7,552
Balance	$45,781	$78,766	$177,058	$20,368	$-	$321,973

Loans collectively evaluated for impairment
Allowance	$62,322	$21,749	$105,052	$9,548	$57	$198,728
Balance	$1,822,494	$158,606	$3,571,839	$1,166,601	$17,699	$6,737,239

Total allowance	$65,658	$21,749	$108,021	$10,795	$57	$206,280
Total balance	$1,868,275	$237,372	$3,748,897	$1,186,969	$17,699	$7,059,212

The following table details activity in the allowance for loan losses by portfolio segment for the three  and six months ended June 30, 2012, and June 30, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the Three Months Ended June 30, 2012 and 2011
	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage and Equity Line	Installment and Other Loans	Total
	(In thousands)

March 31, 2011 Ending Balance	$63,194	$42,554	$125,295	$9,949	$38	$241,030
Provision/(credit) for possible credit losses	11,004	(3,265)	3,532	(642)	(2)	10,627
Charge-offs	(8,618)	(4,607)	(13,696)	-	-	(26,921)
Recoveries	280	3,001	1,883	-	-	5,164
Net (charge-offs)/recoveries	(8,338)	(1,606)	(11,813)	-	-	(21,757)

June 30, 2011 Ending Balance	$65,860	$37,683	$117,014	$9,307	$36	$229,900

March 31, 2012 Ending Balance	$60,404	$17,992	$106,175	$10,122	$50	$194,743
Provision/(credit) for possible credit losses	8,171	(2,972)	(10,906)	671	6	(5,030)
Charge-offs	(2,133)	(251)	(1,458)	(550)	-	(4,392)
Recoveries	153	1,591	5,198	11	-	6,953
Net (charge-offs)/recoveries	(1,980)	1,340	3,740	(539)	-	2,561

June 30, 2012 Ending Balance	$66,595	$16,360	$99,009	$10,254	$56	$192,274

For the Six Months Ended June 30, 2012 and 2011
	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage and Equity Line	Installment and Other Loans	Total
	(In thousands)

2011 Beginning Balance	$63,919	$43,261	$128,347	$9,668	$36	$245,231
Provision/(credit) for possible credit losses	10,882	1,389	4,880	(361)	-	16,790
Charge-offs	(9,996)	(10,855)	(19,045)	-	-	(39,896)
Recoveries	1,055	3,888	2,832	-	-	7,775
Net (charge-offs)/recoveries	(8,941)	(6,967)	(16,213)	-	-	(32,121)

June 30, 2011 Ending Balance	$65,860	$37,683	$117,014	$9,307	$36	$229,900
Reserve for impaired loans	$2,482	$7,140	$3,481	$1,161	$-	$14,264
Reserve for non-impaired loans	$63,378	$30,543	$113,533	$8,146	$36	$215,636
Reserve for off-balance sheet credit commitments	$564	$863	$82	$35	$3	$1,547

2012 Beginning Balance	$65,658	$21,749	$108,021	$10,795	$57	$206,280
Provision/(credit) for possible credit losses	7,130	(9,411)	(6,587)	410	21	(8,437)

Charge-offs	(7,092)	(1,126)	(9,681)	(1,328)	(25)	(19,252)
Recoveries	899	5,148	7,256	377	3	13,683
Net (charge-offs)/recoveries	(6,193)	4,022	(2,425)	(951)	(22)	(5,569)

June 30, 2012 Ending Balance	$66,595	$16,360	$99,009	$10,254	$56	$192,274
Reserve for impaired loans	$3,687	$-	$1,896	$1,659	$-	$7,242
Reserve for non-impaired loans	$62,908	$16,360	$97,113	$8,595	$56	$185,032
Reserve for off-balance sheet credit commitments	$747	$617	$104	$35	$2	$1,505

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

9. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.4 billion with a weighted average rate of 4.09% at June 30, 2012, compared to $1.4 billion with a weighted average rate of 4.14% at December 31, 2011.  In May 2011, the Company prepaid a security sold under agreements to repurchase of $50 million with a rate of 4.83% and incurred a prepayment penalty of $1.7 million.  In the second quarter of 2012, the Company modified $100.0 million of securities sold under agreements to repurchase to extend the term by an additional four years, reduce the rate of these agreements by 150 basis points and remove the callable feature of these borrowings.  Twelve floating-to-fixed rate agreements totaling $650.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 100 basis points to three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.35% to 5.07%.  After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months.  For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.79% and minimum rate of 0.0%.  After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The table below provides summary data for long-term securities sold under agreements to repurchase as of June 30, 2012:

(Dollars in millions)	Fixed-to-floating						Floating-to-fixed		Fixed	Total
Callable	All callable at June 30, 2012						All callable at June 30, 2012		Non-Callable
Rate type	Float Rate						Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.79%	3.53%	3.50%	3.50%	3.53%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	1	4	3	1	1	8	4	2	27
Amount	$150.0	$50.0	$200.0	$150.0	$50.0	$50.0	$450.0	$200.0	$100.0	$1,400.0
Weighted average rate	3.78%	3.53%	3.50%	3.50%	3.53%	3.25%	4.58%	5.00%	3.58%	4.09%
Final maturity	2014	2014	2014	2015	2015	2015	2014	2017	2018

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary.  The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.5 billion as of June 30, 2012, and $1.6 billion as of December 31, 2011.

10. Income Taxes

Income tax expense totaled $33.2 million, or an effective tax rate of 36.1%, for the first six months of 2012, compared to an income tax expense of $22.6 million, or an effective tax rate of 32.8%, for the same period a year ago.  The effective tax rate includes the impact of the utilization of low income housing tax credits and recognition of other tax credits for both years.

As of December 31, 2011, the Company had income tax receivables of approximately $39.3 million, of which $11.2 million relates to the carryback of the Company’s net operating loss for 2009 to the 2007 tax year and $9.1 million relates to the carryback of the Company’s low income housing tax credits for 2009 to the 2008 tax year.  The refunds receivable from the carryback of the Company’s net operating loss for 2009 were issued in January 2012.  These income tax receivables are included in other assets in the accompanying condensed consolidated balance sheets.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at June 30, 2012, and at December 31, 2011:

As of June 30, 2012	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$159,835	$-	$-	$159,835
U.S. government sponsored entities	-	50,182	-	50,182
Mortgage-backed securities	-	544,468	-	544,468
Collateralized mortgage obligations	-	13,216	-	13,216
Asset-backed securities	-	152	-	152
Corporate debt securities	-	367,910	-	367,910
Mutual funds	6,122	-	-	6,122
Preferred stock of government sponsored entities	-	2,176	-	2,176
Trust preferred securities	-	17,749	-	17,749
Other equity securities	4,973	-	-	4,973
Total securities available-for-sale	170,930	995,853	-	1,166,783
Trading securities	-	104,465	-	104,465
Warrants	-	-	169	169
Option contracts	-	4	-	4
Foreign exchange contracts	-	1,910	-	1,910
Total assets	$170,930	$1,102,232	$169	$1,273,331

Liabilities

Interest rate swaps	$-	$742	$-	$742
Option contracts	-	1	-	1
Foreign exchange contracts	-	1,089	-	1,089
Total liabilities	$-	$1,832	$-	$1,832

As of December 31, 2011	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. government sponsored entities	$-	$501,226	$-	$501,226
State and municipal securities	-	1,928	-	1,928
Mortgage-backed securities	-	337,631	-	337,631
Collateralized mortgage obligations	-	16,486	-	16,486
Asset-backed securities	-	166	-	166
Corporate debt securities	-	380,429	-	380,429
Mutual funds	6,035	-	-	6,035
Preferred stock of government sponsored entities	-	1,654	-	1,654
Trust preferred securities	-	45,963	-	45,963
Other equity securities	2,960	-	-	2,960
Total securities available-for-sale	8,995	1,285,483	-	1,294,478
Trading securities	2	4,540	-	4,542
Warrants	-	-	218	218
Option contracts	-	34	-	34
Foreign exchange contracts	-	2,151	-	2,151
Total assets	$8,997	$1,292,208	$218	$1,301,423

Liabilities

Interest rate swaps	$-	$2,634	$-	$2,634
Option contracts	-	5	-	5
Foreign exchange contracts	-	486	-	486
Total liabilities	$-	$3,125	$-	$3,125

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs.  The fair value of warrants was $169,000 at June 30, 2012, compared to $218,000 at December 31, 2011.  The fair value adjustment of warrants was included in other operating income in the first half of 2012.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at June 30, 2012, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets  at June 30, 2012, and at December 31, 2011, and the total losses for the periods indicated:

	As of June 30, 2012				Total Losses
	Fair value measurements using			Total at	For the Three Months ended		For the Six Months ended
	Level 1	Level 2	Level 3	fair value	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$9,245	$9,245	$6	$488	$865	$1,103
Real estate loans	-	-	10,109	10,109	266	443	301	532
Land loans	-	-	1,430	1,430	-	-	-	-
Residential mortgage loans	-	-	11,386	11,386	148	-	551	142
Total impaired loans	-	-	32,170	32,170	420	931	1,717	1,777
Loans held-for-sale	-	-	500	500	-	-	-	-
Other real estate owned (1)	-	59,035	707	59,742	4,903	2,086	7,727	2,380
Investments in venture capital	-	-	8,878	8,878	50	14	187	287
Equity investments	280	-	-	280	43	-	43	-
Total assets	$280	$59,035	$42,255	$101,570	$5,416	$3,031	$9,674	$4,444

(1) Other real estate owned balance of $74.5 million in the condensed consolidated balance sheets is net of estimated disposal costs.

	As of December 31, 2011				Total Losses
	Fair value measurements using			Total at	For the Twelve Months ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2011	December 31, 2010
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$4,251	$4,251	$877	$3,411
Construction- residential	-	-	-	-	-	1,295
Real estate loans	-	-	35,576	35,576	820	1,407
Land loans	-	-	611	611	46	1,003
Total impaired loans	-	-	40,438	40,438	1,743	7,116
Loans held-for-sale	-	-	760	760	-	3,160
Other real estate owned (1)	-	79,029	1,093	80,122	7,003	20,139
Investments in venture capital	-	-	8,693	8,693	379	760
Equity investments	323	-	-	323	200	304
Total assets	$323	$79,029	$50,984	$130,336	$9,325	$31,479

(1) Other real estate owned balance of $92.7 million in the condensed consolidated balance sheets is net of estimated disposal costs.

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

The significant unobservable inputs used in the fair value measurement of loans held for sale was primarily based on the quoted price or sale price adjusted by estimated sales cost and commissions.  The significant unobservable inputs used in the fair value measurement of other real estate owned (“OREO”) was primarily based on the appraised value of OREO adjusted by estimated sales cost and commissions.

The Company applies estimated sales cost and commission ranging from 3% to 6% to collateral value of impaired loans, quoted price or loan sale price of loans held for sale, and appraised value of OREOs.

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are expected life of warrant ranging from 1 to 5 years, risk-free interest rate from 0.30% to 0.88%, stock volatility of the Company from 18.8% to 23.6%.

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

The fair value of impaired loans was calculated based on the net realizable fair value of the collateral or the observable market price of the most recent sale or quoted price from loans held for sale. The Company does not record loans at fair value on a recurring basis. Nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on the current appraised value of the collateral and a Level 2 measurement.

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

Fair value was estimated in accordance with ASC Topic 825, formerly SFAS 107. Fair value estimates were made at specific points in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates were subjective in nature and involved uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The following table presents the estimated fair value of financial instruments at June 30, 2012, and at December 31, 2011:

Fair Value of Financial Instruments

	As of June 30, 2012		As of December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$134,744	$134,744	$117,888	$117,888
Short-term investments	513,636	513,636	294,956	294,956
Securities purchased under agreements to resell	10,000	10,000	-	-
Securities held-to-maturity	1,019,977	1,073,077	1,153,504	1,203,977
Securities available-for-sale	1,166,783	1,166,783	1,294,478	1,294,478
Trading securities	104,465	104,465	4,542	4,542
Loans held-for-sale	500	500	760	760
Loans, net	6,842,554	6,799,987	6,844,483	6,825,571
Investment in Federal Home Loan Bank stock	47,966	47,966	52,989	52,989
Warrants	169	169	218	218

	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	$862	$4	$3,026	$34
Foreign exchange contracts	204,813	1,910	238,581	2,151

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Deposits	$7,384,233	$7,392,033	$7,229,131	$7,240,857
Securities sold under agreements to repurchase	1,400,000	1,533,780	1,400,000	1,547,900
Advances from Federal Home Loan Bank	21,200	21,597	225,000	227,825
Other borrowings	18,834	18,834	19,800	19,801
Long-term debt	171,136	96,681	171,136	98,676

	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	$205	$1	$1,282	$5
Interest rate swaps	300,000	742	300,000	2,634
Foreign exchange contracts	154,267	1,089	128,215	486

	Notional Amount	Fair Value	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,718,710	$(1,587)	$1,626,523	$(1,253)
Standby letters of credit	54,110	(188)	62,076	(367)
Other letters of credit	77,252	(37)	64,233	(38)
Bill of lading guarantees	143	-	187	-

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

At June 30, 2012, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

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

As of June 30, 2012, and December 31, 2011, we had entered into five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years.  These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities.  At June 30, 2012, the Company paid a fixed rate at a weighted average of 1.95% and received a floating 3-month LIBOR rate at a weighted average of 0.47% on these agreements.  The net amount accrued on these interest rate swaps was recorded as a reduction to other non-interest income in the amount of $287,000 for the first six months of 2012 compared to $2.5 million in the same period a year ago.  At June 30, 2012, the Company recorded $742,000 within other liabilities to recognize the negative fair value of these interest rate swaps compared to the $2.6 million negative fair value at December 31, 2011.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counter parties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.  At June 30, 2012, the notional amount of option contracts totaled $1.1 million with a net positive fair value of $2,000. Spot and forward contracts in the total notional amount of $204.8 million had a positive fair value of $1.9 million at June 30, 2012.  Spot and forward contracts in the total notional amount of $154.3 million had a negative fair value of $1.1 million at June 30, 2012. At December 31, 2011, the notional amount of option contracts totaled $4.3 million with a net positive fair value of $29,000.  Spot and forward contracts in the total notional amount of $238.6 million had a positive fair value, in the amount of $2.2 million, at December 31, 2011.  Spot and forward contracts in the total notional amount of $128.2 million had a negative fair value, in the amount of $486,000, at December 31, 2011.

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

Highlights

•	Improved profitability – Second quarter net income was $29.9 million, an increase of $5.6 million, or 22.9%, compared to net income of $24.3 million in the same quarter a year ago.
•
Net recoveries – Net recoveries of loans were $2.6 million in the second quarter of 2012, compared to net charge-offs of $21.8 million the same quarter a year ago and compared to net charge-offs of $8.1 million in the first quarter of 2012.

Statement of Operations Review

Net Income

Net income available to common stockholders for the quarter ended June 30, 2012, was $25.7 million, an increase of $5.5 million, or 27.5%, compared to a net income available to common stockholders of $20.2 million for the same quarter a year ago.  Diluted earnings per share available to common stockholders for the quarter ended June 30, 2012, was $0.33 compared to $0.26 for the same quarter a year ago due primarily to decreases in the provision for credit losses, decreases in prepayment penalties on the repayment of Federal Home Loan Bank (“FHLB”) advances and securities sold under agreements to repurchase, increases in net interest income, and decreases in FDIC assessments which were partially offset by decreases in gains on sales of securities, increases in other real estate owned (“OREO”) expense, increases in salaries and employee benefits, and increases in professional service expenses.

Return on average stockholders’ equity was 7.72% and return on average assets was 1.13% for the quarter ended June 30, 2012, compared to a return on average stockholders’ equity of 6.64% and a return on average assets of 0.91% for the same quarter a year ago.

Financial Performance

	Second Quarter
	2012	2011
Net income (millions)	$29.9	$24.3
Net income available to common stockholders (millions)	$25.7	$20.2
Basic earnings per common share	$0.33	$0.26
Diluted earnings per common share	$0.33	$0.26
Return on average assets	1.13%	0.91%
Return on average total stockholders' equity	7.72%	6.64%
Efficiency ratio	53.21%	50.03%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $805,000, or 1.0%, to $79.1 million during the second quarter of 2012 compared to $78.3 million during the same quarter a year ago.  The increase was due primarily to the decrease in rates paid on time certificates of deposit and the prepayment of FHLB advances and maturities of securities sold under agreements to repurchase.

The net interest margin, on a fully taxable-equivalent basis, was 3.24% for the second quarter of 2012, a decrease of 9 basis points from 3.33% for the first quarter of 2012, and an increase of 5 basis points from 3.19% for the second quarter of 2011.  The decrease in the rate on interest bearing deposits and the prepayment of FHLB advances and decreases in securities sold under agreements to repurchase contributed to the increase in the net interest margin from the same quarter a year ago.

For the second quarter of 2012, the yield on average interest-earning assets was 4.39%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities equaled 1.45%, and the cost of interest bearing deposits was 0.80%.  In comparison, for the second quarter of 2011, the yield on average interest-earning assets was 4.65%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities equaled 1.77%, and the cost of interest bearing deposits was 1.05%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, increased 6 basis points to 2.94% for the quarter ended June 30, 2012, from 2.88% for the same quarter a year ago, primarily due to the reasons discussed above.

Average daily balances for the three months ended June 30, 2012, and June 30, 2011, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended June 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest earning assets:
Commercial loans	$1,860,049	$19,758	4.27%	$1,553,267	$16,951	4.38%
Residential mortgage loans	1,195,940	14,766	4.94	1,127,582	14,194	5.04
Commercial mortgage loans	3,683,733	51,575	5.63	3,862,987	55,127	5.72
Real estate construction loans	182,287	2,554	5.64	338,091	3,406	4.04
Other loans and leases	16,629	108	2.61	18,554	114	2.46
Total loans and leases (1)	6,938,638	88,761	5.15	6,900,481	89,792	5.22
Taxable securities	2,353,629	17,166	2.93	2,647,076	23,116	3.50
Tax-exempt securities (3)	131,085	1,599	4.91	134,865	1,623	4.83
Federal Home Loan Bank stock	49,197	66	0.54	60,047	49	0.33
Interest bearing deposits	400,372	537	0.54	131,968	320	0.97
Federal funds sold & securities purchased under agreements to resell	30,989	11	0.14	39,231	7	0.07
Total interest-earning assets	9,903,910	108,140	4.39	9,913,668	114,907	4.65
Non-interest earning assets:
Cash and due from banks	117,923			145,512
Other non-earning assets	817,469			874,208
Total non-interest earning assets	935,392			1,019,720
Less: Allowance for loan losses	(194,542)			(242,830)
Deferred loan fees	(8,143)			(7,658)
Total assets	$10,636,617			$10,682,900

Interest bearing liabilities:
Interest bearing demand accounts	$493,800	$186	0.15	$416,437	$203	0.20
Money market accounts	1,019,393	1,452	0.57	986,362	2,004	0.81
Savings accounts	446,147	95	0.09	390,387	143	0.15
Time deposits	4,312,129	10,777	1.01	4,408,690	13,918	1.27
Total interest-bearing deposits	6,271,469	12,510	0.80	6,201,876	16,268	1.05

Securities sold under agreements to repurchase	1,400,000	14,598	4.19	1,428,407	14,892	4.18
Other borrowings	39,368	69	0.70	359,031	3,648	4.08
Long-term debt	171,136	1,284	3.02	171,136	1,216	2.85
Total interest-bearing liabilities	7,881,973	28,461	1.45	8,160,450	36,024	1.77
Non-interest bearing liabilities:
Demand deposits	1,110,988			979,392
Other liabilities	80,262			66,641
Total equity	1,563,394			1,476,417
Total liabilities and equity	$10,636,617			$10,682,900
Net interest spread (4)			2.94%			2.88%
Net interest income (4)		$79,679			$78,883
Net interest margin (4)			3.24%			3.19%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)
	Three months ended June 30, 2012-2011Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	428	(1,459)	(1,031)
Taxable securities	(2,413)	(3,537)	(5,950)
Tax-exempt securities (2)	(49)	25	(24)
Federal Home Loan Bank stock	(10)	27	17
Deposits with other banks	412	(195)	217
Federal funds sold and securities purchased under agreements to resell	(2)	6	4

Total decrease in interest income	(1,634)	(5,133)	(6,767)

Interest-bearing liabilities:
Interest bearing demand accounts	34	(51)	(17)
Money market accounts	65	(617)	(552)
Savings accounts	18	(66)	(48)
Time deposits	(302)	(2,839)	(3,141)
Securities sold under agreements to repurchase	(332)	38	(294)
Other borrowed funds	(1,855)	(1,724)	(3,579)
Long-term debts	-	68	68
Total decrease in interest expense	(2,372)	(5,191)	(7,563)
Changes in net interest income	$738	$58	$796

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Provision for Credit Losses

The provision for credit losses was a credit of $5.0 million for the second quarter of 2012 compared to a credit of $4.0 million for the first quarter of 2012 and a charge of $10.0 million in the same quarter a year ago.  The provision for credit losses was based on the review of the adequacy of the allowance for loan losses at June 30, 2012. The provision for credit losses represents the charge against or benefit toward current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio, including unfunded commitments.  The following table summarizes the charge-offs and recoveries for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Charge-offs:
Commercial loans	$2,133	$8,618	$7,092	$9,996
Construction loans- residential	251	4,541	391	7,426
Construction loans- other	-	66	735	3,429
Real estate loans (1)	1,983	13,614	10,910	18,559
Real estate- land loans	25	82	99	486
Installment and other loans	-	-	25	-
Total charge-offs	4,392	26,921	19,252	39,896
Recoveries:
Commercial loans	153	280	899	1,055
Construction loans- residential	1,364	3,001	3,263	3,661
Construction loans- other	227	-	1,885	227
Real estate loans (1)	4,836	1,295	6,467	2,239
Real estate- land loans	373	588	1,166	593
Installment and other loans	-	-	3	-
Total recoveries	6,953	5,164	13,683	7,775
Net (recoveries)/charge-offs	$(2,561)	$21,757	$5,569	$32,121

(1) Real estate loans include commercial mortgage loans, residential mortgage loans and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $9.9 million for the second quarter of 2012, a decrease of $2.6 million, or 20.9%, compared to $12.5 million for the second quarter of 2011. The decrease in non-interest income in the second quarter of 2012 was primarily due to decreases of $2.8 million from gains on sale of securities and decreases of $923,000 in gains on sales of loans offset by a $954,000 increase in net gains on interest rate swap agreements and a $224,000 increase in letters of credit commissions.

Non-Interest Expense

Non-interest expense increased $1.9 million, or 4.3%, to $47.3 million in the second quarter of 2012 compared to $45.4 million in the same quarter a year ago.  The efficiency ratio was 53.21% in the second quarter of 2012 compared to 50.03% for the same quarter a year ago due primarily to increases in other real estate owned (“OREO”) expenses and lower gains on sale of securities.

OREO expenses increased to $7.1 million in the second quarter of 2012 compared to $2.3 million  in the same quarter a year ago primarily due to increases in provisions for OREO write-down of $2.4 million, increases in OREO expenses of $1.5 million, and decreases of $938,000 in gains from sales and transfers of OREO.  Salaries and employee benefits increased $2.4 million, or 13.8% in the second quarter of 2012 compared to the same quarter a year ago primarily due to increases in incentive compensation and the hiring of new employees.  Marketing expense increased $666,000 primarily due to increases in media and promotion expenses, and contributions to Cathay Bank Foundation.

Offsetting the above increases were prepayment penalties of $5.2 million in the second quarter of 2011 compared to none during the second quarter of 2012.  FDIC and state assessments decreased $934,000, or 32.2%, to $2.0 million in the second quarter of 2012 from $2.9 million for the same quarter a year ago.

Income Taxes

The effective tax rate for the second quarter of 2012 was 35.8% compared to 31.0% in the second quarter of 2011.  The effective tax rate includes the impact of the utilization of low income housing tax credits and the recognition of other tax credits.

Year-to-Date Statement of Operations Review

Net income attributable to common stockholders was $50.5 million, an increase of $12.3 million, or 32.5%, compared to net income attributable to common stockholders of $38.2 million for the same period a year ago due primarily to decreases in the provision for loan losses, decreases in  prepayment penalties on the repayment of FHLB advances and securities sold under an agreement to repurchase, increases in net interest income, and decreases in FDIC assessments, which were partially offset by increases in income tax expenses, increases in OREO expenses, decreases in gains on sale of securities, and increases in salaries and incentive compensation expense.  Diluted earnings per share was $0.64 compared to $0.49 per share for the same period a year ago.  The net interest margin for the six months ended June 30, 2012, increased 15 basis points to 3.28% compared to 3.13% for the same period a year ago.

Return on average stockholders’ equity was 7.67% and return on average assets was 1.12% for the six months ended June 30, 2012, compared to a return on average stockholders’ equity of 6.42% and a  return on average assets of 0.87% for the same period of 2011.  The efficiency ratio for the six months ended June 30, 2012, was 53.35% compared to 52.21% for the same period a year ago.

The average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rates, the net interest spread and the net interest margins are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities
	Six months ended June 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest earning assets:
Commercial loans	$1,858,694	$39,124	4.23%	$1,522,472	$33,311	4.41%
Residential mortgage loans	1,189,729	29,796	5.01	1,106,106	27,829	5.03
Commercial mortgage loans	3,692,843	104,987	5.72	3,892,636	111,021	5.75
Real estate construction loans	209,029	5,356	5.15	359,595	7,949	4.46
Other loans and leases	17,817	199	2.25	17,995	240	2.69
Total loans and leases (1)	6,968,112	179,462	5.18	6,898,804	180,350	5.27
Taxable securities	2,338,397	34,889	3.00	2,659,382	44,970	3.41
Tax-exempt securities (3)	132,090	3,218	4.90	134,195	3,248	4.88
Federal Home Loan Bank stock	50,912	132	0.52	61,908	96	0.31
Interest bearing deposits	333,765	1,125	0.68	150,129	541	0.73
Federal funds sold & securities purchased under agreements to resell	26,896	16	0.12	60,442	48	0.16
Total interest-earning assets	9,850,172	218,842	4.47	9,964,860	229,253	4.64
Non-interest earning assets:
Cash and due from banks	116,685			121,883
Other non-earning assets	835,429			871,819
Total non-interest earning assets	952,114			993,702
Less: Allowance for loan losses	(200,392)			(245,771)
Deferred loan fees	(8,001)			(7,599)
Total assets	$10,593,893			$10,705,192

Interest bearing liabilities:
Interest bearing demand accounts	$479,861	$361	0.15	$414,723	$404	0.20
Money market accounts	997,751	2,847	0.57	1,006,455	4,135	0.83
Savings accounts	435,172	183	0.08	385,393	278	0.15
Time deposits	4,353,615	22,575	1.04	4,338,625	27,896	1.30
Total interest-bearing deposits	6,266,399	25,966	0.83	6,145,196	32,713	1.07

Federal funds purchased	-	-	-	55	0	1.27
Securities sold under agreements to repurchase	1,400,000	29,253	4.20	1,488,171	31,063	4.21
Other borrowings	34,743	122	0.71	412,045	8,498	4.16
Long-term debt	171,136	2,604	3.06	171,136	2,422	2.85
Total interest-bearing liabilities	7,872,278	57,945	1.48	8,216,603	74,696	1.83
Non-interest bearing liabilities:
Demand deposits	1,091,188			958,636
Other liabilities	81,243			66,155
Total equity	1,549,184			1,463,798
Total liabilities and equity	$10,593,893			$10,705,192
Net interest spread (4)			2.99%			2.81%
Net interest income (4)		$160,897			$154,557
Net interest margin (4)			3.28%			3.13%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)
	Six months ended June 30,
	2012-2011
	Increase (Decrease) in
	Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	2,000	(2,888)	(888)
Taxable securities	(5,053)	(5,028)	(10,081)
Tax-exempt securities (2)	(44)	14	(30)
Federal Home Loan Bank stock	(20)	56	36
Deposits with other banks	623	(39)	584
Federal funds sold and securities purchased under agreements to resell	(22)	(10)	(32)

Total decrease in interest income	(2,516)	(7,895)	(10,411)

Interest-bearing liabilities:
Interest bearing demand accounts	59	(102)	(43)
Money market accounts	(35)	(1,253)	(1,288)
Savings accounts	33	(128)	(95)
Time deposits	99	(5,420)	(5,321)
Securities sold under agreements to repurchase	(1,759)	(51)	(1,810)
Other borrowed funds	(4,393)	(3,983)	(8,376)
Long-term debts	-	182	182
Total decrease in interest expense	(5,996)	(10,755)	(16,751)
Changes in net interest income	$3,480	$2,860	$6,340

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Balance Sheet Review

Assets

Total assets were $10.66 billion at June 30, 2012, an increase of $16.3 million, or 0.2%, from $10.64 billion at December 31, 2011, primarily due to increases of $218.7 million in short-term investments and interest bearing deposits and increases of $99.9 million in trading securities offset primarily by decreases of $261.2 million in investment securities.

Investment Securities

Investment securities represented 20.51% of total assets at June 30, 2012, compared with 23.00% of total assets at December 31, 2011. The carrying value of investment securities at June 30, 2012, was $2.19 billion compared with $2.45 billion at December 31, 2011.  Securities available-for-sale are carried at fair value and had a net unrealized loss of $6.4 million at June 30, 2012, compared with a net unrealized loss of $15.0 million at December 31, 2011.  Book value for securities held-to-maturity was $1.02 billion at June 30, 2012, compared to $1.15 billion at December 31, 2011.

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of June 30, 2012, and December 31, 2011:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,988	$445	$-	$100,433
State and municipal securities	129,307	7,490	-	136,797
Mortgage-backed securities	780,709	45,449	-	826,158
Corporate debt securities	9,973	-	284	9,689
Total securities held-to-maturity	$1,019,977	$53,384	$284	$1,073,077

Securities Available-for-Sale
U.S. treasury securities	$159,871	$-	$36	$159,835
U.S. government sponsored entities	50,000	182	-	50,182
Mortgage-backed securities	527,100	17,373	5	544,468
Collateralized mortgage obligations	12,785	521	90	13,216
Asset-backed securities	157	-	5	152
Corporate debt securities	397,795	339	30,224	367,910
Mutual funds	6,000	122	-	6,122
Preferred stock of government sponsored entities	569	1,607	-	2,176
Trust preferred securities	17,401	379	31	17,749
Other equity securities	1,468	3,505	-	4,973

Total securities available-for-sale	$1,173,146	$24,028	$30,391	$1,166,783
Total investment securities	$2,193,123	$77,412	$30,675	$2,239,860

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,966	$1,406	$-	$101,372
State and municipal securities	129,577	7,053	-	136,630
Mortgage-backed securities	913,990	42,351	-	956,341
Corporate debt securities	9,971	-	337	9,634
Total securities held-to-maturity	$1,153,504	$50,810	$337	$1,203,977

Securities Available-for-Sale
U.S. government sponsored entities	$500,007	$1,226	$7	$501,226
State and municipal securities	1,869	59	-	1,928
Mortgage-backed securities	325,706	12,361	436	337,631
Collateralized mortgage obligations	16,184	540	238	16,486
Asset-backed securities	172	-	6	166
Corporate debt securities	412,045	113	31,729	380,429
Mutual funds	6,000	48	13	6,035
Preferred stock of government sponsored entities	569	1,085	-	1,654
Trust preferred securities	45,501	486	24	45,963
Other equity securities	1,468	1,492	-	2,960
Total securities available-for-sale	$1,309,521	$17,410	$32,453	$1,294,478
Total investment securities	$2,463,025	$68,220	$32,790	$2,498,455

For complete discussion and disclosure see Note 6 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Investment securities having a carrying value of $1.54 billion at June 30, 2012, and $1.68 billion at December 31, 2011, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, interest rate swaps, and foreign exchange transactions.

Loans

Gross loans, excluding loans held for sale, were $7.04 billion at June 30, 2012, an increase of $135.0 million, or 2.0%, from $6.91 billion at March 31, 2012, primarily due to a $100.9 million, or 5.5% increases in commercial loans. Gross loans, excluding loans held for sale, were $7.04 billion at June 30, 2012, a decrease of $15.5 million, or 0.2%, from $7.06 billion at December 31, 2011, primarily due to a decrease of $53.5 million, or 1.4%, in commercial real estate loans, a decrease of $57.3 million, or 24.1%, in construction loans offset by an increase of $77.4 million, or 4.1%, in commercial loans and an increase of $29.7 million, or 3.1%, in residential mortgage loans.  The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	June 30, 2012	% of Gross Loans	December 31, 2011	% of Gross Loans	% Change
	(Dollars in thousands)
Type of Loans
Commercial loans	$1,945,720	27.6%	$1,868,275	26.5%	4.1%
Residential mortgage loans	1,001,976	14.2	972,262	13.8	3.1
Commercial mortgage loans	3,695,440	52.5	3,748,897	53.1	(1.4)
Equity lines	203,788	2.9	214,707	3.0	(5.1)
Real estate construction loans	180,086	2.6	237,372	3.4	(24.1)
Installment and other loans	16,673	0.2	17,699	0.2	(5.8)

Gross loans	$7,043,683	100%	$7,059,212	100%	-0.2%

Allowance for loan losses	(192,274)		(206,280)		(6.8)
Unamortized deferred loan fees	(8,855)		(8,449)		4.8

Total loans, net	$6,842,554		$6,844,483		0.0%

Loans held for sale	$500		$760		-34.2%

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

The ratio of non-performing assets, excluding non-accrual loans held for sale, to total assets was 1.9% at June 30, 2012, compared to 2.8% at December 31, 2011.  Total non-performing portfolio assets decreased $102.6 million, or 34.1%, to $198.0 million at June 30, 2012, compared to $300.6 million at December 31, 2011, primarily due to a $78.4 million decrease in non-accrual loans, a $18.3 million decrease in OREO, and a $6.0 million decrease in accruing loans past due 90 days or more.

As a percentage of gross loans, excluding loans held for sale, plus other real estate owned, our non-performing assets decreased to 2.78% at June 30, 2012, from 4.20% at December 31, 2011. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 156.8% at June 30, 2012, from 100.2% at December 31, 2011.

The following table presents the breakdown of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	June 30, 2012	December 31, 2011	% Change	June 30, 2011	% Change
Non-performing assets
Accruing loans past due 90 days or more	$746	$6,726	(89)	$-	100
Non-accrual loans:
Construction loans- residential	4,828	25,288	(81)	41,030	(88)
Construction loans- non-residential	7,118	20,724	(66)	29,419	(76)
Land loans	7,410	10,975	(32)	14,209	(48)
Commercial real estate loans, excluding land loans	63,220	96,809	(35)	122,092	(48)
Commercial loans	25,716	30,661	(16)	34,350	(25)
Residential mortgage loans	14,530	16,740	(13)	15,319	(5)
Total non-accrual loans:	$122,822	$201,197	(39)	$256,419	(52)
Total non-performing loans	123,568	207,923	(41)	256,419	(52)
Other real estate owned	74,463	92,713	(20)	74,233	0
Total non-performing assets	$198,031	$300,636	(34)	$330,652	(40)
Accruing troubled debt restructurings (TDRs)	$153,249	$120,016	28	$116,327	32
Non-accrual TDRs (included in non-accrual loans above)	$23,285	$50,870	(54)	$38,230	(39)
Non-accrual loans held for sale	$500	$760	(34)	$1,637	(69)

Allowance for loan losses	$192,274	$206,280	(7)	$229,900	(16)
Allowance for off-balance sheet credit commitments	1,505	2,069	(27)	1,547	(3)
Allowance for credit losses	$193,779	$208,349	(7)	$231,447	(16)

Total gross loans outstanding, at period-end (1)	$7,043,683	$7,059,212	(0)	$6,922,157	2

Allowance for loan losses to non-performing loans, at period-end (2)	155.60%	99.21%		89.66%
Allowance for loan losses to gross loans, at period-end (1)	2.73%	2.92%		3.32%

(1) Excludes loans held for sale at period-end.
(2) Excludes non-accrual loans held for sale at period-end.

Non-accrual Loans

At June 30, 2012, total non-accrual portfolio loans, excluding loans held for sale, were $122.8 million, a decrease of $78.4 million, or 39.0%, from $201.2 million at December 31, 2011, and a decrease of $133.6 million, or 52.1%, from $256.4 million at June 30, 2011. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, of these loans on a quarterly basis and adjust the allowance accordingly.  Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

Loans held for sale of $500,000 at June 30, 2012, decreased $260,000 from $760,000 at December 31, 2011.  In the six months of 2012, we added three new loans of $16.0 million and sold four loans of $16.2 million for a net loss on sale of $26,000.  At June 30, 2012, loans held for sale were comprised of a residential construction loan of $500,000.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	June 30, 2012		December 31, 2011
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$23,488	$2,484	$52,896	$3,078
Commercial real estate	66,208	2,010	106,665	1,929
Land	7,410	-	10,975	-
Personal property (UCC)	-	21,222	-	25,654
Total	$97,106	$25,716	$170,536	$30,661

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	June 30, 2012		December 31, 2011
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$69,976	$2,199	$120,623	$1,518
Wholesale/retail	13,588	3,482	33,675	5,833
Food/restaurant	807	707	-	817
Import/export	-	19,328	-	22,493
Other	12,735	-	16,238	-
Total	$97,106	$25,716	$170,536	$30,661

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

Other Real Estate Owned

At June 30, 2012, other real estate owned totaled $74.5 million, which decreased $18.2 million, or 19.7%, compared to $92.7 million at December 31, 2011, and increased $0.3 million, or 0.3%, compared to $74.2 million at June 30, 2011.

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events.  The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over 90 days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally a loan amount less than $500,000  (less than $100,000 for prior quarters before June 30, 2011), are treated as a homogeneous portfolio.  If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate.  If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral.  We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired.  The appraisals are based on “as is” or bulk sale valuations.  To ensure that appraised values remain current, we generally obtain an updated appraisal every six months from qualified independent appraisers.  Furthermore, if the most current appraisal is dated more than three months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral.  If the third party market data indicates that the value of our collateral property values has declined since the most recent valuation date, we adjust downward the value of the property to reflect current market conditions.  If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses.  If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 3% to 6% of the fair value, depending on the size of the impaired loan, is charged off against the allowance for loan losses.  Non-accrual impaired loans, including troubled debt restructurings, are not returned to accrual status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due, and troubled debt restructurings are reviewed for continued impairment until they are no longer reported as troubled debt restructurings.

At June 30, 2012, recorded investment in impaired loans totaled $276.6 million and was comprised of non-accrual loans of $122.8 million, non-accrual loans held for sale of $500,000, and accruing TDR’s of $153.2 million.  At December 31, 2011, recorded investment in impaired loans totaled $322.0 million and was comprised of non-accrual loans of $201.2 million, non-accrual loans held for sale of $760,000, and accruing TDR’s of $120.0 million.  As of June 30, 2012, $97.1 million, or 79.1%, of the $122.8 million non-accrual loans were secured by real estate compared to $170.5 million, or 84.8%, of the $201.2 million of non-accrual loans that were secured by real estate at December 31, 2011. In light of declining property values in the current economic downturn affecting the real estate markets, the Bank has obtained current appraisals, sales contracts, or other available market price information which provide updated factors in evaluating potential loss.

At June 30, 2012, $7.2 million of the $192.3 million allowance for loan losses was allocated for impaired loans and $185.1 million was allocated to the general allowance.  At December 31, 2011, $7.6 million of the $206.3 million allowance for loan losses was allocated for impaired loans and $198.7 million was allocated to the general allowance.  The amount of the allowance for loan losses allocated to impaired loans at June 30, 2012 remained essentially the same as December 31, 2011.   For the second quarter of 2012, net loan recoveries were $2.6 million, or 0.15%, of average loans compared to net charge-offs of $21.8 million, or 1.26%, of average loans in the same quarter of 2011.

The allowance for credit losses to non-accrual loans increased to 157.8% at June 30, 2012, from 103.6% at December 31, 2011 primarily due to decreases in non-accrual loans.  Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	June 30, 2012			December 31, 2011

	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$24,282	$15,472	$-	$46,671	$38,194	$-
Real estate construction loans	66,473	44,622	-	134,836	78,767	-
Commercial mortgage loans	209,480	171,248	-	187,580	149,034	-
Residential mortgage and equity lines	5,891	5,818	-	8,555	7,987	-
Subtotal	$306,126	$237,160	$-	$377,642	$273,982	$-
With allocated allowance
Commercial loans	$18,247	$12,932	$3,687	$11,795	$7,587	$3,336
Commercial mortgage loans	14,413	13,435	1,896	29,722	28,023	2,969
Residential mortgage and equity lines	15,178	13,044	1,659	13,813	12,381	1,249
Subtotal	$47,838	$39,411	$7,242	$55,330	$47,991	$7,554
Total impaired loans	$353,964	$276,571	$7,242	$432,972	$321,973	$7,554

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

As of June 30, 2012, construction loans of $29.6 million were disbursed with pre-established interest reserves of $5.3 million compared to $16.8 million of such loans disbursed with pre-established interest reserves of $3.2 million at December 31, 2011.  The balance for construction loans with interest reserves which have been extended was zero at June 30, 2012, compared to zero at December 31, 2011.  Land loans of $19.1 million  were disbursed with pre-established interest reserves of $1.3 million at June 30, 2012, compared to $10.8 million such loans disbursed with pre-established interest reserves of $223,000 at December 31, 2011.  The balance for land loans with interest reserves which have been extended was $9.5 million at June 30, 2012, compared to $9.5 million at December 31, 2011.

At June 30, 2012, the Bank had no loans on non-accrual status with available interest reserves.  At June 30, 2012, $5.3 million of non-accrual residential construction loans, $7.1 million of non-accrual non-residential construction loans, and $5.6 million of non-accrual land loans had been originated with pre-established interest reserves.  At December 31, 2011, $13.4 million of non-accrual residential construction loans, $20.7 million of non-accrual non-residential construction loans, and $7.9 million of non-accrual land loans had been originated with pre-established interest reserves.  While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in sales or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois, Edison, New Jersey; and Hong Kong.  The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers.  Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral. There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of June 30, 2012, and as of December 31, 2011.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution's total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50% or more within the last thirty-six months.  Total loans for construction, land development, and other land represented 19% of total risk-based capital as of June 30, 2012, and 23% as of December 31, 2011.  Total CRE loans represented 213% of total risk-based capital as of June 30, 2012, and 236% as of December 31, 2011 and were below the Bank’s internal limit for CRE loans of 300% of total capital at both dates.

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

The allowance for loan losses was $192.3 million and the allowance for off-balance sheet unfunded credit commitments was $1.5 million at June 30, 2012, and represented the amount believed by management to be sufficient to absorb credit losses inherent in the loan portfolio, including unfunded commitments.  The allowance for credit losses, the sum of allowance for loan losses and for off-balance sheet unfunded credit commitments, was $193.8 million at June 30, 2012, compared to $208.3 million at December 31, 2011, a decrease of $14.5 million, or 7.0%.  The allowance for credit losses represented 2.75% of period-end gross loans, excluding loans held for sale, and 156.8% of non-performing portfolio loans at June 30, 2012.  The comparable ratios were 2.95% of period-end gross loans, excluding loans held for sale, and 100.2% of non-performing portfolio loans at December 31, 2011.  The following table sets forth information relating to the allowance for credit losses for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$194,743	$241,030	$206,280	$245,231
Provision/(reversal) for credit losses	(5,000)	10,000	(9,000)	16,000
Transfers from/(to) reserve for off-balance sheet credit commitments	(30)	627	563	790
Charge-offs :
Commercial loans	(2,133)	(8,618)	(7,092)	(9,996)
Construction loans-residential	(251)	(4,541)	(391)	(7,426)
Construction loans-other	-	(66)	(735)	(3,429)
Real estate loans	(1,983)	(13,614)	(10,910)	(18,559)
Land loans	(25)	(82)	(99)	(486)
Installment loans and other loans	-	-	(25)	-
Total charge-offs	(4,392)	(26,921)	(19,252)	(39,896)
Recoveries:
Commercial loans	153	280	899	1,055
Construction loans-residential	1,364	3,001	3,263	3,661
Construction loans-other	227	-	1,885	227
Real estate loans	4,836	1,295	6,467	2,239
Land loans	373	588	1,166	593
Installment loans and other loans	-	-	3	-
Total recoveries	6,953	5,164	13,683	7,775

Balance at end of period	$192,274	$229,900	$192,274	$229,900
Reserve for off-balance sheet credit commitments
Balance at beginning of period	$1,475	$2,174	$2,069	$2,337
Provision/(reversal) for credit losses/transfers	30	(627)	(564)	(790)
Balance at end of period	$1,505	$1,547	$1,505	$1,547

Average loans outstandingduring period ended (1)	$6,937,221	$6,898,590	$6,966,521	$6,897,411
Total gross loans outstanding, at period-end (1)	$7,043,683	$6,922,157	$7,043,683	$6,922,157
Total non-performing loans, at period-end (1)	$123,568	$256,419	$123,568	$256,419
Ratio of net charge-offs to average loans outstanding during the period	-0.15%	1.26%	0.16%	0.94%
Provision for loan losses to average loans outstanding during the period	-0.29%	0.58%	-0.26%	0.47%
Allowance for loan losses to non-performing loans at period-end	156.82%	90.26%	156.82%	90.26%
Allowance for loan losses to gross loans at period-end	2.75%	3.34%	2.75%	3.34%
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

 The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

(Dollars in thousands)	June 30, 2012		December 31, 2011
Type of Loan:	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans
Commercial loans	$66,595	26.7%	$65,658	23.9%
Residential mortgage loans (1)	10,254	17.1	10,795	16.4
Commercial mortgage loans	99,009	53.0	108,021	54.9
Real estate construction loans	16,360	3.0	21,749	4.5
Installment and other loans	56	0.2	57	0.3
Total	$192,274	100%	$206,280	100%

(1) Residential mortgage loans includes equity lines.

The allowance allocated to commercial loans was $66.6 million at June 30, 2012, compared to $65.7 million at December 31, 2011.  The increase in the allowance allocated to commercial loans was primarily due to commercial loan growth to $1.95 billion at June 30, 2012, from $1.87 billion at December 31, 2011.

The allowance allocated to commercial mortgage loans decreased from $108.0 million at December 31, 2011, to $99.0 million at June 30, 2012, which was primarily due to the decrease in classified  commercial mortgage loans from $403.5 million at December 31, 2011 to $290.5 million at June 30, 2012.  The overall allowance for total commercial mortgage loans was 2.7% at June 30, 2012, and 2.9% at December 31, 2011.

The allowance allocated for construction loans decreased to $16.4 million, or 9.1%, of construction loans at June 30, 2012, compared to $21.7 million, or 9.2%, of construction loans at December 31, 2011, primarily due to the decrease in classified construction loans from $98.7 million at December 31, 2011 to $51.2 million at June 30, 2012.

Deposits

Total deposits were $7.4 billion at June 30, 2012, an increase of $155.1 million, or 2.1%, from $7.2 billion at December 31, 2011, primarily due to a $97.9 million, or 9.1%, increase in non-interest bearing demand deposits, a $48.6 million, or 10.8%, increase in NOW deposits, a $68.8 million, or 7.2%, increase in money market deposits, a $24.1 million, or 5.7% increase in savings deposits, and a $53.2 million, or 6.4%, increase in time deposits under $100,000 offset by a $137.5 million, or 3.9%, decrease in time deposits of $100,000 or more.  The following table displays the deposit mix as of the dates indicated:

	June 30, 2012	% of Total	December 31, 2011	% of Total
Deposits	(Dollars in thousands)
Non-interest-bearing demand	$1,172,622	15.9%	$1,074,718	14.9%
NOW	500,220	6.8	451,541	6.2
Money market	1,020,304	13.8	951,516	13.2
Savings	444,083	6.0	420,030	5.8
Time deposits under $100,000	886,176	12.0	832,997	11.5
Time deposits of $100,000 or more	3,360,828	45.5	3,498,329	48.4
Total deposits	$7,384,233	100.0%	$7,229,131	100.0%

Borrowings

Borrowings include Federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities sold under agreements to repurchase were $1.4 billion with a weighted average rate of 4.09% at June 30, 2012, compared to $1.4 billion with a weighted average rate of 4.14% at December 31, 2011.  In May 2011, the Company prepaid a security sold under agreements to repurchase of $50 million with a rate of 4.83% and incurred a prepayment penalty of $1.7 million.  In the second quarter of 2012, the Company modified $100.0 million of securities sold under agreements to repurchase to extend the term by an additional four years, reduce the rate of these agreements by 150 basis points and remove the callable feature of these borrowings.  Twelve floating-to-fixed rate agreements totaling $650.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 100 basis points to three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.35% to 5.07%.  After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months.  For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.79% and minimum rate of 0.0%.  After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The table below provides summary data for long-term securities sold under agreements to repurchase as of June 30, 2012:

(Dollars in millions)	Fixed-to-floating						Floating-to-fixed		Fixed	Total
Callable	All callable at June 30, 2012						All callable at June 30, 2012		Non-Callable
Rate type	Float Rate						Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.79%	3.53%	3.50%	3.50%	3.53%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	1	4	3	1	1	8	4	2	27
Amount	$150.0	$50.0	$200.0	$150.0	$50.0	$50.0	$450.0	$200.0	$100.0	$1,400.0
Weighted average rate	3.78%	3.53%	3.50%	3.50%	3.53%	3.25%	4.58%	5.00%	3.58%	4.09%
Final maturity	2014	2014	2014	2015	2015	2015	2014	2017	2018

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary.  The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.5 billion as of June 30, 2012, and $1.6 billion as of December 31, 2011.

Advances from the FHLB were $21.2 million with a rate of 1.38% at June 30, 2012, compared to $225.0 million with weighted average rate of 2.08% at December 31, 2011.  The Company prepaid advances from the FHLB of $100.0 million with a rate of 4.60% in the first quarter of 2012, compared to $100.0 million at a rate of 4.33% during the second quarter of 2011, and compared to $200.0 million with a weighted average rate of 4.29% during the first quarter of 2011.  No advances from the FHLB were prepaid in the second quarter of 2012.  Prepayment penalties incurred were $2.8 million in the first quarter of 2012 compared to $3.5 million in the second quarter of 2011 and compared to $8.8 million in the first quarter of 2011.

Long-term Debt

Long-term debt was $171.1 million at both June 30, 2012, and December 31, 2011.  Long-term debt is comprised of subordinated debt, which qualifies as Tier II capital for regulatory purposes, and Junior Subordinated Notes, which qualifies as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of June 30, 2012.   Payments for deposits and borrowings do not include interest.   Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(In thousands)

Contractual obligations:
Deposits with stated maturity dates	$3,835,629	$404,166	$7,206	$3	$4,247,004
Securities sold under agreements to repurchase (1)	-	1,100,000	200,000	-	1,300,000
Securities sold under agreements to repurchase (2)	-	-	-	100,000	100,000
Advances from the Federal Home Loan Bank	-	-	21,200	-	21,200
Other borrowings	-	-	-	18,834	18,834
Long-term debt	-	-	-	171,136	171,136
Operating leases	5,634	7,677	2,728	71	16,110
Total contractual obligations and other commitments	$3,841,263	$1,511,843	$231,134	$290,044	$5,874,284

(1)
These repurchase agreements have a final maturity of 5-year, 7-year and 10-year from origination date but are callable on a quarterly basis after six months, one year, or 18 months for the 7-year term and one year for the 5-year and 10-year term.

(2)	These repurchase agreements are non-callable.
.

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

Capital Resources

Total equity was $1.57 billion at June 30, 2012, an increase of $57.4 million, or 3.8%, from $1.52 billion at December 31, 2011.  The following table summarizes the activity in total equity:

(In thousands)	Six months ended June 30, 2012
Net income	$59,075
Stock issued to officers as compensation	113
Proceeds from shares issued through the Dividend Reinvestment Plan	134
Proceeds from exercise of stock options	647
Net tax short-fall from stock-based compensation expense	(466)
Share-based compensation	1,149
Other comprehensive income	5,044
Preferred stock dividends	(6,751)
Cash dividends paid to common stockholders	(1,574)
Net increase in total equity	$57,371

Capital Adequacy Review

Management seeks to maintain the Company's capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of June 30, 2012.  In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 6.0%, total risk-based capital ratio equal to or greater than 10.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of June 30, 2012, and December 31, 2011:

	Cathay General Bancorp				Cathay Bank
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$1,372,432	16.94	$1,318,948	15.97	$1,328,605	16.42	$1,289,747	15.64
Tier 1 capital minimum requirement	324,086	4.00	330,355	4.00	323,720	4.00	329,928	4.00
Excess	$1,048,346	12.94	$988,593	11.97	$1,004,885	12.42	$959,819	11.64

Total capital (to risk-weighted assets)	$1,527,067	18.85	$1,474,496	17.85	$1,480,966	18.30	$1,444,165	17.51
Total capital minimum requirement	648,173	8.00	660,710	8.00	647,441	8.00	659,855	8.00
Excess	$878,894	10.85	$813,786	9.85	$833,525	10.30	$784,310	9.51

Tier 1 capital (to average assets)– Leverage ratio	$1,372,432	13.30	$1,318,948	12.93	$1,328,605	12.89	$1,289,747	12.66
Minimum leverage requirement	412,809	4.00	408,146	4.00	721,670	7.00	407,643	4.00
Excess	$959,623	9.30	$910,802	8.93	$606,935	5.89	$882,104	8.66

Risk-weighted assets	$8,102,161		$8,258,878		$8,093,007		$8,248,190
Total average assets (1)	$10,320,222		$10,203,647		$10,309,577		$10,191,078

(1)
The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our board of directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. Commencing with the second quarter of 2009, our board of directors reduced our common stock dividend to $.08 per share and to $.01 per share thereafter. The amount of future dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by our board of directors.  As discussed in the “Regulatory Matters” section below, we are to consult with our regulators before paying any dividends.  On November 17, 2010, the Federal Reserve issued guidance that bank holding companies participating in government capital programs still outstanding should not increase dividend payouts. There can be no assurance that our regulators will not object to the payment of such dividends. In our February 27, 2012 three-year capital and strategic plan submitted to our regulators, we indicated that, subject to regulatory approval, the Bank expects to pay a dividend of $23.9 million to Bancorp during the second quarter of 2012 to increase Bancorp’s cash balance to equal at least two years of Bancorp’s operating expenses and then additional quarterly dividends beginning in the third quarter of 2012 in an amount which would maintain cash balances at Bancorp equal to at least two years of Bancorp’s operating expenses.  On May 10, 2012, the Bank paid a dividend of $23.9 million to Bancorp.  The terms of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, and Junior Subordinated Notes also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends on our Series B Preferred Stock or in our payment of interest on our Junior Subordinated Notes, we may not pay dividends on our common stock.

The Company declared a cash dividend of $.01 per share for distribution to holders of our common stock on June 6, 2012, on 78,709,254 shares outstanding and on March 1, 2012, on 78,704,660 shares outstanding.  Total cash dividends of $1.6 million were paid for the first six months ended June 30, 2012.

Country Risk Exposures

The Company’s total assets were $10.6 billion and total foreign country risk net exposures were $741.9 million at June 30, 2012.  Total foreign country risk net exposures at June 30, 2012, were comprised primarily of $182.4 million from Hong Kong, $171.8 million from China, $154.6 million from England, $62.1 million from Australia, $60.0 million from France, $55.2 million from Switzerland, $34.4 million from Taiwan, and $17.7 million from Canada.  Risk is determined based on location of the borrowers, issuers, and counterparties.

All foreign country risk net exposures were to non-sovereign counterparties except $10.3 million due from the Hong Kong Monetary Authority at June 30, 2012.

Unfunded exposures were $23.2 million at June 30, 2012, and were comprised of primarily $22.9 million of unfunded loans to two financial institutions in China, a $190,000 unfunded loan to a borrower in Taiwan, and a $125,000 unfunded loan to a borrower in Canada.

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

The Company follows ASC Topic 815 which established accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the Company’s condensed consolidated balance sheets and measurement of those financial derivatives at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and, if so, the type of hedge.

As of June 30, 2012, and December 31, 2011, we had entered into five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years.  These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities.  At June 30, 2012, the Company paid a fixed rate at a weighted average of 1.95% and received a floating 3-month LIBOR rate at a weighted average of 0.47% on these agreements.  The net amount accrued on these interest rate swaps was recorded as a reduction to other non-interest income in the amount of $287,000 for the first six months of 2012 compared to $2.5 million in the same period a year ago.  At June 30, 2012, the Company recorded $742,000 within other liabilities to recognize the negative fair value of these interest rate swaps compared to the $2.6 million negative fair value at December 31, 2011.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counter parties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.  At June 30, 2012, the notional amount of option contracts totaled $1.1 million with a net positive fair value of $2,000. Spot and forward contracts in the total notional amount of $204.8 million had a positive fair value of $1.9 million at June 30, 2012.  Spot and forward contracts in the total notional amount of $154.3 million had a negative fair value of $1.1 million at June 30, 2012. At December 31, 2011, the notional amount of option contracts totaled $4.3 million with a net positive fair value of $29,000.  Spot and forward contracts in the total notional amount of $238.6 million had a positive fair value, in the amount of $2.2 million, at December 31, 2011.  Spot and forward contracts in the total notional amount of $128.2 million had a negative fair value, in the amount of $486,000, at December 31, 2011.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace.  Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB.  At June 30, 2012, our liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 17.5% compared to 15.8% at December 31, 2011.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary.  As of June 30, 2012, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.43 billion.  Advances from FHLB were $21.2 million at June 30, 2012.  The Bank expects to be able to access this source of funding, if required, in the near term.  The Bank has pledged a portion of its commercial and real estate loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program to secure these borrowings.  At June 30, 2012, the borrowing capacity under the Borrower-in-Custody program was $186.1 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. At June 30, 2012, investment securities and trading securities totaled $2.29 billion, with $1.64 billion pledged as collateral for borrowings and other commitments. The remaining $650.1 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 90% of the Company’s time deposits mature within one year or less as of June 30, 2012.  Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace.  However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits.  Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank and the issuance of additional common stock and, to a lesser extent, proceeds from issuance of  Bancorp common stock through our Dividend Reinvestment Plan and exercise of stock options.  Dividends paid to the Bancorp by the Bank are subject to regulatory limitations and approval.  In light of the uncertain economic times and the regulatory considerations described under “Dividend Policy” and “Regulatory Matters,” the Bank did not pay a dividend to Bancorp during 2009, 2010 or 2011. In our February 27, 2012 three-year capital and strategic plan submitted to our regulators, we indicated that, subject to regulatory approval, the Bank expects to pay a dividend of $23.9 million to Bancorp during the second quarter of 2012 to increase Bancorp’s cash balance to equal at least two years of Bancorp’s operating expenses and then additional quarterly dividends beginning in the third quarter of 2012 in an amount which would maintain cash balances at Bancorp equal to at least two years of Bancorp’s operating expenses.  On May 10, 2012, the Bank paid a dividend of $23.9 million to Bancorp.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments.

Regulatory Matters
On December 17, 2009, the Bancorp entered into a memorandum of understanding with the Federal Reserve Bank of San Francisco (FRB SF) under which we agreed that we will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions.   We do not believe that this agreement regarding dividends from the Bank will have a material adverse effect on our operations.  We had retained a portion of the proceeds from our common stock offerings to be used, for among other things, payments of future dividends on our common and preferred stock and payments on trust preferred securities.  In our February 27, 2012 three-year capital and strategic plan submitted to our regulators, we indicated that, subject to regulatory approval, the Bank expects to pay a dividend of $23.9 million to Bancorp during the second quarter of 2012 to increase Bancorp’s cash balance to equal at least two years of Bancorp’s operating expenses and then additional quarterly dividends beginning in the third quarter of 2012 in an amount which would maintain cash balances at Bancorp equal to at least two years of Bancorp’s operating expenses.  On May 10, 2012, the Bank paid a dividend of $23.9 million to Bancorp.

Under the memorandum, we also agreed to submit to the FRB SF for review and approval a plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank, a dividend policy for the Bancorp, a plan to improve management of our liquidity position and funds management practices, and a liquidity policy and contingency funding plan for the Bancorp. As part of our compliance with the memorandum, on January 22, 2010, we submitted to the FRB SF a Three-Year Capital and Strategic Plan that updates a previously submitted plan and establishes, among other things, targets for our Tier 1 risk-based capital ratio, total risk-based capital ratio, Tier 1 leverage capital ratio, and tangible common risk-based ratio, each of which, where applicable, are above the minimum requirements for a well-capitalized institution. In addition, we agreed to notify the FRB SF prior to effecting certain changes to our senior executive officers and board of directors and we are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments. We also agreed in the memorandum that we will not, without the prior written approval of the FRB SF, directly or indirectly, (i) incur, renew, increase or guaranty any debt, (ii) issue any trust preferred securities, or (iii) purchase, redeem, or otherwise acquire any of our stock. The target and actual capital levels of the Three-Year Capital and Strategic Plan submitted to the FRB SF, with any excess or deficiency of the actual over the target levels, are as follows as of June 30, 2012:

	Tier 1 risk-based capital ratio	Total risk-based capital ratio	Tier 1 leverage capital ratio	Tangible common risk-based ratio *

Actual	16.94%	18.85%	13.30%	12.22%
Target Levels	11.50%	13.50%	9.50%	5.00%
Excess/(deficiency)	5.44%	5.35%	3.80%	7.22%

* Tier 1 risk-based capital excluding preferred stock, trust preferred stock and REIT preferred stock divided by total risk-weighted assets.

On March 1, 2010, the Bank entered into a memorandum of understanding with the Department of Financial Institutions (DFI) and the FDIC pursuant to which we are required to develop and implement, within specified time periods, plans satisfactory to the DFI and the FDIC to reduce commercial real estate concentrations, to enhance and to improve the quality of our stress testing of the Bank’s loan portfolio, and to revise our loan policy in connection therewith; to develop and adopt a strategic plan addressing improved profitability and capital ratios and to reduce the Bank’s overall risk profile; to develop and adopt a capital plan; to develop and implement a plan to improve asset quality, including the methodology for calculating the loss reserve allocation and evaluating its adequacy; and to develop and implement a plan to reduce dependence on wholesale funding. In addition, we are required to report our progress to the DFI and FDIC on a quarterly basis.  As part of our compliance with the Bank memorandum, on April 30, 2010, we submitted to the DFI and the FDIC a Three-Year Capital Plan that updated the Three-Year Capital and Strategic Plan previously submitted to the FRB SF on January 22, 2010 and established, among other things, targets for our Tier 1 risk-based capital ratio and total risk-based capital ratio, each of which are above the minimum requirements for a well-capitalized institution, and effective June 30, 2011, a target Tier 1 to total tangible assets ratio. The target and actual capital levels of the Three-Year Capital Plan submitted to the DFI and FDIC, and any excess or deficiency of the actual over target levels, are as follows as of June 30, 2012:

	Tier 1 risk-based capital ratio	Total risk-based capital ratio	Tier 1 Capital to total tangible assets ratio

Actual	16.42%	18.30%	12.87%
Target Levels	11.50%	13.50%	9.50%
Excess/(deficiency)	4.92%	4.80%	3.37%

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

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of June 30, 2012:

Change in Interest Rate (Basis Points)	Net Interest Income Volatility (1)	Market Value of Equity Volatility (2)
+200	8.67	7.45
+100	3.17	4.11
-100	-0.39	-1.97
-200	-0.38	-2.55

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the second fiscal quarter of 2012 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1, 2012 - April 30, 2012)	0	$0	0	622,500
Month #2 (May 1, 2012 - May 31, 2012)	0	$0	0	622,500
Month #3 (June 1, 2012 - June 30, 2012)	0	$0	0	622,500
Total	0	$0	0	622,500

Item 3.                      DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.                      MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.                      OTHER INFORMATION.

Not applicable.

Item 6.                   EXHIBITS.

(i)	Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iii)	Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(iv)	Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(v)	Exhibit 101.INS XBRL Instance Document *

(vi)	Exhibit 101.SCH XBRL Taxonomy Extension Schema Document*

(vii)	Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*

(viii)	Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase Document*

(ix)	Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document*

(x)	Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

* XBRL (Extensible Business Reporting Language) information shall not be deemed to be filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise shall not be subject to liability under these sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cathay General Bancorp
(Registrant)

Date: August 8, 2012
/s/Dunson K.Cheng
Dunson K. Cheng
Chairman, President, and
Chief Executive Officer

Date: August 8, 2012
/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and
Chief Financial Officer