Form 10-Q
period 2012-09-30
CATHAY GENERAL BANCORP
filed 2012-11-09
CIK 861842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Common stock, $.01 par value, 78,751,638 shares outstanding as of October 31, 2012.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
3RD QUARTER 2012 REPORT ON FORM 10-Q

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$114,646	$117,888
Short-term investments and interest bearing deposits	426,456	294,956
Securities held-to-maturity (market value of $908,067 in 2012 and $1,203,977 in 2011)	849,376	1,153,504
Securities available-for-sale (amortized cost of $1,290,212 in 2012 and $1,309,521 in 2011)	1,293,571	1,294,478
Trading securities	4,619	4,542
Loans held for sale	-	760
Loans	7,259,930	7,059,212
Less: Allowance for loan losses	(184,438)	(206,280)
Unamortized deferred loan fees, net	(9,036)	(8,449)
Loans, net	7,066,456	6,844,483
Federal Home Loan Bank stock	45,493	52,989
Other real estate owned, net	60,642	92,713
Affordable housing investments, net	87,076	78,358
Premises and equipment, net	103,456	105,961
Customers’ liability on acceptances	30,553	37,300
Accrued interest receivable	29,542	32,226
Goodwill	316,340	316,340
Other intangible assets, net	7,638	11,598
Other assets	168,660	206,768

Total assets	$10,604,524	$10,644,864

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$1,245,312	$1,074,718
Interest-bearing deposits:
NOW deposits	569,708	451,541
Money market deposits	1,083,917	951,516
Savings deposits	460,182	420,030
Time deposits under $100,000	668,051	832,997
Time deposits of $100,000 or more	3,325,871	3,498,329
Total deposits	7,353,041	7,229,131

Securities sold under agreements to repurchase	1,350,000	1,400,000
Advances from the Federal Home Loan Bank	21,200	225,000
Other borrowings from financial institutions	-	880
Other borrowings for affordable housing investments	18,746	18,920
Long-term debt	171,136	171,136
Acceptances outstanding	30,553	37,300
Other liabilities	53,912	46,864
Total liabilities	8,998,588	9,129,231
Commitments and contingencies	-	-
Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized, 258,000 issued and outstanding in 2012 and 2011	253,678	250,992
Common stock, $0.01 par value, 100,000,000 shares authorized, 82,951,885 issued and 78,744,320 outstanding at September 30, 2012, and 82,860,122 issued and 78,652,557 outstanding at December 31, 2011	830	829
Additional paid-in-capital	768,169	765,641
Accumulated other comprehensive income/(loss), net	1,947	(8,732)
Retained earnings	698,601	624,192
Treasury stock, at cost (4,207,565 shares at September 30, 2012, and at December 31, 2011)	(125,736)	(125,736)
Total Cathay General Bancorp stockholders' equity	1,597,489	1,507,186
Noncontrolling interest	8,447	8,447
Total equity	1,605,936	1,515,633
Total liabilities and equity	$10,604,524	$10,644,864

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including loan fees	$90,024	$92,590	$269,486	$272,940
Investment securities- taxable	15,157	20,304	50,046	65,274
Investment securities- nontaxable	1,036	1,054	3,127	3,165
Federal Home Loan Bank stock	57	38	190	134
Federal funds sold and securities purchased under agreements to resell	2	33	18	81
Deposits with banks	471	360	1,596	901
Total interest and dividend income	106,747	114,379	324,463	342,495

INTEREST EXPENSE
Time deposits of $100,000 or more	7,970	10,496	26,152	32,115
Other deposits	3,261	4,777	11,045	15,871
Securities sold under agreements to repurchase	13,734	14,840	42,987	45,903
Advances from Federal Home Loan Bank	74	2,101	196	10,592
Long-term debt	1,291	1,208	3,895	3,630
Short-term borrowings	-	4	-	11
Total interest expense	26,330	33,426	84,275	108,122
Net interest income before provision for credit losses	80,417	80,953	240,188	234,373
Provision/(credit) for loan losses	-	9,000	(9,000)	25,000
Net interest income after provision for loan losses	80,417	71,953	249,188	209,373

NON-INTEREST INCOME
Securities gains, net	8,652	8,833	13,241	20,243
Letters of credit commissions	1,728	1,440	4,873	4,113
Depository service fees	1,342	1,341	4,114	4,101
Other operating income	3,900	5,213	12,077	13,449
Total non-interest income	15,622	16,827	34,305	41,906

NON-INTEREST EXPENSE
Salaries and employee benefits	18,451	17,481	58,426	53,411
Occupancy expense	3,853	3,714	10,926	10,709
Computer and equipment expense	2,340	2,139	7,194	6,437
Professional services expense	5,273	4,846	15,224	13,534
FDIC and State assessments	2,094	2,642	6,554	9,864
Marketing expense	519	908	3,408	2,420
Other real estate owned expense	1,794	6,120	13,548	8,603
Operations of affordable housing investments, net	476	2,102	4,387	6,055
Amortization of core deposit intangibles	1,404	1,461	4,265	4,402
Cost associated with debt redemption	3,450	4,540	6,200	18,527
Other operating expense	8,190	2,430	12,925	7,614
Total non-interest expense	47,844	48,383	143,057	141,576
Income before income tax expense	48,195	40,397	140,436	109,703
Income tax expense	17,686	14,162	50,852	36,802
Net income	30,509	26,235	89,584	72,901
Less: net income attributable to noncontrolling interest	151	151	452	452
Net income attributable to Cathay General Bancorp	30,358	26,084	89,132	72,449
Dividends on preferred stock	(4,123)	(4,111)	(12,361)	(12,323)
Net income attributable to common stockholders	26,235	21,973	76,771	60,126
Other comprehensive income, net of tax
Unrealized holding gain/(loss) arising during the period	10,650	(4,753)	18,353	7,264
Less: reclassification adjustments included in net income	5,015	5,120	7,674	11,733
Total other comprehensive gain/(loss), net of tax	5,635	(9,873)	10,679	(4,469)
Total comprehensive income	$35,993	$16,211	$99,811	$67,980
Net income per common share:
Basic	$0.33	$0.28	$0.98	$0.76
Diluted	$0.33	$0.28	$0.98	$0.76
Cash dividends paid per common share	$0.01	$0.01	$0.03	$0.03
Average common shares outstanding
Basic	78,729,272	78,640,308	78,706,150	78,628,477
Diluted	78,731,180	78,641,142	78,711,235	78,637,977

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30
	2012	2011
	(In thousands)
Cash Flows from Operating Activities
Net income	$89,584	$72,901
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision (credit) for loan losses	(9,000)	25,000
Provision for losses on other real estate owned	10,362	9,088
Deferred tax liability	5,901	4,380
Depreciation	4,435	4,577
Net gains on sale and transfer of other real estate owned	(700)	(4,842)
Net gains on sale of loans	(618)	(2,851)
Proceeds from sales of loans	58,505	20,699
Originations of loans held-for-sale	(57,861)	(10,992)
Increase in trading securities, net	(79)	(153,440)
Write-downs on venture capital investments	226	57
Gain on sales and calls of securities	(13,241)	(20,243)
Decrease in unrealized loss from interest rate swaps mark-to-market	(2,634)	(2,580)
Amortization/accretion of security premiums/discounts, net	3,800	2,903
Amortization of other intangible assets	4,368	4,475
Excess tax short-fall from share-based payment arrangements	679	276
Stock based compensation expense	1,801	1,278
Stock issued to officers as compensation	450	-
Decrease in deferred loan fees, net	587	739
Decrease in accrued interest receivable	2,684	5,463
Decrease in other assets, net	28,475	7,297
(Decrease)/increase in other liabilities	(1,365)	4,214
Net cash provided by/(used in) operating activities	126,359	(31,601)
Cash Flows from Investing Activities
(Increase)/decrease in short-term investments	(131,500)	172,629
Increase in securities purchased under agreements to resell	-	30,000
Purchase of investment securities available-for-sale	(317,597)	(371,116)
Proceeds from maturities and calls of investment securities available-for-sale	494,199	385,000
Proceeds from sale of investment securities available-for-sale	60,951	503,561
Purchase of mortgage-backed securities available-for-sale	(654,386)	(403,123)
Proceeds from repayment of mortgage-backed securities available-for-sale	78,758	83,594
Proceeds from sale of mortgage-backed securities available-for-sale	368,972	759,654
Purchase of mortgage-backed securities held-to-maturity	-	(480,083)
Proceeds from maturities and calls of investment securities held-to-maturity	301,981	82,703
Redemptions of Federal Home Loan Bank stock	7,496	7,698
Net increase in loans	(224,244)	(283,232)
Purchase of premises and equipment	(2,312)	(1,995)
Proceeds from sale of other real estate owned	33,167	50,115
Net increase in investment in affordable housing	(2,639)	(968)
Net cash provided by investing activities	12,846	534,437
Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts, money market and savings deposits	461,314	108,622
Net (decrease)/increase in time deposits	(337,224)	25,062
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(50,000)	(153,500)
Advances from Federal Home Loan Bank	406,200	3,473
Repayment of Federal Home Loan Bank borrowings	(610,000)	(348,473)
Dividends paid on common stock	(2,361)	(2,359)
Dividends paid on preferred stock	(9,675)	(9,675)
Repayment of other borrowings	(880)	(5,695)
Proceeds from shares issued under Dividend Reinvestment Plan	211	205
Proceeds from exercise of stock options	647	1,306
Excess tax short-fall from share-based payment arrangements	(679)	(276)
Net cash used in financing activities	(142,447)	(381,310)
(Decrease)/increase in cash and cash equivalents	(3,242)	121,526
Cash and cash equivalents, beginning of the period	117,888	87,347
Cash and cash equivalents, end of the period	$114,646	$208,873

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$87,383	$111,300
Income taxes paid	$24,908	$39,750
Non-cash investing and financing activities:
Net change in unrealized holding gain/(loss) on securities available-for-sale, net of tax	$10,679	$(4,469)
Loans to facilitate sale of loans	$-	$6,094
Transfers to other real estate owned from loans held for investment	$13,216	$73,161
Transfers to other real estate owned from loans held for sale	$-	$2,873
Loans transferred from held for investment to held for sale,net	$234	$4,139
Loans to facilitate the sale of other real estate owned	$1,785	$7,703

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, the “Company”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc.  The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities.  The Bank was founded in 1962 and offers a wide range of financial services.  As of September 30, 2012, the Bank operated twenty branches in Southern California, eleven branches in Northern California, eight branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Hong Kong, and a representative office in Shanghai and in Taipei.  Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share.   The following table sets forth earnings per common share calculations:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except share and per share data)	2012	2011	2012	2011
Net income attributable to Cathay General Bancorp	$30,358	$26,084	$89,132	$72,449
Dividends on preferred stock	(4,123)	(4,111)	(12,361)	(12,323)
Net income available to common stockholders	$26,235	$21,973	$76,771	$60,126

Weighted-average shares:
Basic weighted-average number of common shares outstanding	78,729,272	78,640,308	78,706,150	78,628,477
Dilutive effect of weighted-average outstanding common share equivalents
Stock options	1,908	834	5,085	9,500
Diluted weighted-average number of common shares outstanding	78,731,180	78,641,142	78,711,235	78,637,977

Average stock options and warrants with anti-dilutive effect	6,080,292	6,294,961	6,133,089	6,265,913
Earnings per common share:
Basic	$0.33	$0.28	$0.98	$0.76
Diluted	$0.33	$0.28	$0.98	$0.76

Options to purchase an additional 4.0 million shares, restricted stock units for an additional 206,818 shares, and warrants to purchase an additional 1.8 million shares at September 30, 2012, compared to options to purchase an additional 4.4 million shares, restricted stock units for an additional 89,570 shares, and warrants to purchase an additional 1.8 million shares at September 30, 2011, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

5. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of September 30, 2012, the only options granted by the Company were non-statutory stock options to selected Bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant.  Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008.  If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. There were no options granted during 2011 or during the first nine months of 2012.

Option compensation expense totaled $194,000 for the three months ended September 30, 2012, and $194,000 for the three months ended September 30, 2011.  For the nine months ended September 30, option compensation expense totaled $581,000 for 2012 and $756,000 for 2011.  Stock-based compensation is recognized ratably over the requisite service period for all awards.  Unrecognized stock-based compensation expense related to stock options totaled $323,000 at September 30, 2012, and is expected to be recognized over the next 5 months.

No stock options were exercised in the third quarter of 2012 or in the same quarter a year ago.  For the nine months ended September 30, stock options covering 39,784 shares were exercised in 2012 compared to 86,860 shares in 2011.  Cash received totaled $647,000 and the aggregate intrinsic value totaled $34,000 from the exercise of stock options during the nine months ended September 30, 2012, compared to cash received of $1.3 million and the aggregate intrinsic value of $172,000 from the exercise of stock options for the same period a year ago.  The table below summarizes stock option activity for the periods indicated:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Balance, December 31, 2011	4,356,985	$28.86	3.0	$37
Exercised	(39,784)	16.28
Forfeited	(249,506)	22.27
Balance, March 31, 2012	4,067,695	$29.40	3.0	$65
Forfeited	(281)	23.37
Balance, June 30, 2012	4,067,414	$29.40	2.7	$53
Forfeited	(33,604)	28.92
Balance, September 30, 2012	4,033,810	$29.41	2.5	$61
Exercisable, September 30, 2012	3,926,694	$29.57	2.4	$61

At September 30, 2012, 2,436,865 shares were available under the Company’s 2005 Incentive Plan for future grants.

In 2011, the Company granted restricted stock units for 147,661 shares. The Company granted restricted stock units for 1,943 shares on March 30, 2012, and restricted stock units for 47,314 shares on May 8, 2012.  The restricted stock units granted in 2011 and 2012 are scheduled to vest two years from grant date.

The following table presents information relating to the restricted stock units as of September 30, 2012:

Units
Balance at December 31, 2011	171,410
Granted	49,257
Forfeited	(5,158)
Vested	(11,814)
Balance at September 30, 2012	203,695

The compensation expense recorded related to the restricted stock units was $459,000 for the three months ended September 30, 2012, compared to $213,000 for the three months ended September 30, 2011.   For the nine months ended September 30, compensation expense recorded related to the restricted stock units was $1.2 million in 2012 and $523,000 in 2011.  Unrecognized stock-based compensation expense related to restricted stock units was $1.7 million at September 30, 2012, and is expected to be recognized over the next 1.2 years.

The following table summarizes the tax short-fall from share-based payment arrangements:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Short-fall of tax deductions in excess of grant-date fair value	$(114)	$(5)	$(679)	$(276)
Benefit of tax deductions on grant-date fair value	114	5	777	348
Total benefit of tax deductions	$-	$-	$98	$72

6. Investment  Securities

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of September 30, 2012, and December 31, 2011:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
State and municipal securities	$129,173	$9,392	$-	$138,565
Mortgage-backed securities	710,230	49,366	-	759,596
Corporate debt securities	9,973	-	67	9,906
Total securities held-to-maturity	$849,376	$58,758	$67	$908,067

Securities Available-for-Sale
U.S. treasury securities	$309,746	$177	$3	$309,920
U.S. government sponsored entities	50,000	103	-	50,103
Mortgage-backed securities	544,579	22,176	4	566,751
Collateralized mortgage obligations	11,329	496	44	11,781
Asset-backed securities	151	-	5	146
Corporate debt securities	357,873	-	20,324	337,549
Mutual funds	6,000	149	-	6,149
Preferred stock of government sponsored entities	569	318	-	887
Trust preferred securities	9,965	320	-	10,285
Total securities available-for-sale	$1,290,212	$23,739	$20,380	$1,293,571
Total investment securities	$2,139,588	$82,497	$20,447	$2,201,638

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
U.S. government sponsored entities	$99,966	$1,406	$-	$101,372
State and municipal securities	129,577	7,053	-	136,630
Mortgage-backed securities	913,990	42,351	-	956,341
Corporate debt securities	9,971	-	337	9,634
Total securities held-to-maturity	$1,153,504	$50,810	$337	$1,203,977

Securities Available-for-Sale
U.S. government sponsored entities	$500,007	$1,226	$7	$501,226
State and municipal securities	1,869	59	-	1,928
Mortgage-backed securities	325,706	12,361	436	337,631
Collateralized mortgage obligations	16,184	540	238	16,486
Asset-backed securities	172	-	6	166
Corporate debt securities	412,045	113	31,729	380,429
Mutual funds	6,000	48	13	6,035
Preferred stock of government sponsored entities	569	1,085	-	1,654
Trust preferred securities	45,501	486	24	45,963
Other equity securities	1,468	1,492	-	2,960
Total securities available-for-sale	$1,309,521	$17,410	$32,453	$1,294,478
Total investment securities	$2,463,025	$68,220	$32,790	$2,498,455

The amortized cost and fair value of investment securities at September 30, 2012, by contractual maturities are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities available-for-sale		Securities held-to-maturity
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$157,806	$157,804	$-	$-
Due after one year through five years	385,083	378,412	-	-
Due after five years through ten years	241,904	233,331	57,554	61,206
Due after ten years (1)	505,419	524,024	791,822	846,861
Total	$1,290,212	$1,293,571	$849,376	$908,067

(1) Equity securities are reported in this category

Proceeds from sales of mortgage-backed securities were $369.0 million and repayments, maturities and calls of mortgage-backed securities were $280.7 million during the first nine months of 2012 compared to proceeds from sales of $759.7 million and repayments, maturities, and calls of $166.3 million during the same period a year ago.  Proceeds from sales of other investment securities were $61.0 million during the first nine months of 2012 compared to $503.6 million during the same period a year ago.  Proceeds from maturity and calls of investment securities were $494.2 million during the first nine months of 2012 compared to $385.0 million during the same period a year ago.  Gains of $13.8 million and losses of $607,000 were realized on sales and calls of investment securities during the first nine months of 2012 compared to gains of $20.2 million  and no losses realized for the same period a year ago.

The Company's unrealized loss on investments in corporate bonds relates to a number of investments in bonds of financial institutions, all of which were investment grade at the date of acquisition and as of September 30, 2012.  The unrealized losses were primarily caused by the widening of credit spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that these bonds would not be settled at a price less than the amortized cost of the investment. Because the Company does not intend to sell and would not be required to sell these investments until a recovery of fair value, which may be maturity, it does not consider its investments in these corporate bonds to be other-than-temporarily impaired at September 30, 2012.

The temporarily impaired securities represent 17.7% of the fair value of investment securities as of September 30, 2012.  Unrealized losses for securities with unrealized losses for less than twelve months represent 2.2%, and securities with unrealized losses for twelve months or more represent 6.2%, of the historical cost of these securities.  Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased.

At September 30, 2012, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our condensed consolidated statements of operations.  The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The table below shows the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of September 30, 2012, and December 31, 2011:

	As of September 30, 2012
	Temporarily impaired securities

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)

Securities Held-to-Maturity
Corporate debt securities	$9,906	$67	$-	$-	$9,906	$67
Total securities held-to-maturity	$9,906	$67	$-	$-	$9,906	$67
Securities Available-for-Sale
U.S. treasury securities	$49,943	$3	$-	$-	$49,943	$3
Mortgage-backed securities	9	1	168	1	177	2
Mortgage-backed securities-Non-agency	-	-	96	2	96	2
Collateralized mortgage obligations	-	-	519	44	519	44
Asset-backed securities	-	-	146	5	146	5
Corporate debt securities	62,266	2,707	267,383	17,617	329,649	20,324
Total securities available-for-sale	$112,218	$2,711	$268,312	$17,669	$380,530	$20,380
Total investment securities	$122,124	$2,778	$268,312	$17,669	$390,436	$20,447

	As of December 31, 2011
	Temporarily Impaired Securities

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Securities Held-to-Maturity
Corporate debt securities	$9,635	$337	$-	$-	$9,635	$337
Total securities held-to-maturity	$9,635	$337	$-	$-	$9,635	$337
Securities Available-for-Sale
U.S. government sponsored entities	$49,993	$7	$-	$-	$49,993	$7
Mortgage-backed securities	564	4	35	1	599	5
Mortgage-backed securities-Non-agency	-	-	6,719	431	6,719	431
Collateralized mortgage obligations	-	-	570	238	570	238
Asset-backed securities	-	-	166	6	166	6
Corporate debt securities	185,577	14,201	172,857	17,528	358,434	31,729
Mutual funds	1,987	13	-	-	1,987	13
Trust preferred securities	5,674	24	-	-	5,674	24
Total securities available-for-sale	$243,795	$14,249	$180,347	$18,204	$424,142	$32,453
Total investment securities	$253,430	$14,586	$180,347	$18,204	$433,777	$32,790

Investment securities having a carrying value of $1.57 billion at September 30, 2012, and $1.68 billion at December 31, 2011, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, interest rate swaps, and foreign exchange transactions.

7. Loans

Most of the Company’s business activity is with Asian customers located in Southern and Northern California; New York City, New York; Houston and Dallas, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; and Hong Kong.  The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers.  Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral.

The components of loans in the condensed consolidated balance sheets as of September 30, 2012, and December 31, 2011, were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Type of Loans:
Commercial loans	$2,082,920	$1,868,275
Residential mortgage loans	1,073,880	972,262
Commercial mortgage loans	3,704,777	3,748,897
Equity lines	199,403	214,707
Real estate construction loans	187,248	237,372
Installment and other loans	11,702	17,699
Gross loans	7,259,930	7,059,212
Less:
Allowance for loan losses	(184,438)	(206,280)
Unamortized deferred loan fees	(9,036)	(8,449)
Total loans, net	$7,066,456	$6,844,483
Loans held for sale	$-	$760

No loans were held for sale at September 30, 2012, compared to $760,000 at December 31, 2011.  In the first nine months of 2012, we added three new loans of $16.0 million, sold four loans of $16.2 million for a net loss on sale of $26,000, and transferred a loan of $500,000 to held for investment.

At September 30, 2012, recorded investment in impaired loans totaled $265.1 million and was comprised of nonaccrual loans of $94.9 million, and accruing troubled debt restructured (“TDR”) loans of $170.2 million.  At December 31, 2011, recorded investment in impaired loans totaled $322.0 million and was comprised of nonaccrual loans of $201.2 million, nonaccrual loans held for sale of $760,000, and accruing TDR’s of $120.0 million.  For impaired loans, the amounts previously charged off represent 22.1% at September 30, 2012, and 25.6% at December 31, 2011, of the contractual balances for impaired loans.  The following table presents the average balance and interest income recognized related to impaired loans for the periods  indicated:

	Impaired Loans
	Average Recorded Investment				Interest Income Recognized
	For the three months ended September 30,		For the nine months ended September 30,		For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(In thousands)
Commercial loans	$25,987	$55,599	$33,672	$49,370	$49	$264	$146	$789
Real estate construction loans	41,404	78,307	51,176	83,011	177	488	531	1,461
Commercial mortgage loans	178,206	180,554	180,959	225,195	1,971	895	5,477	3,100
Residential mortgage and equity lines	18,370	17,798	18,420	17,252	49	9	148	28
Total	$263,967	$332,258	$284,227	$374,828	$2,246	$1,656	$6,302	$5,378

The following table presents impaired loans and the related allowance for credit losses as of the dates indicated:

	Impaired Loans
	September 30, 2012			December 31, 2011

	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$22,832	$17,561	$-	$46,671	$38,194	$-
Real estate construction loans	53,613	40,877	-	134,836	78,767	-
Commercial mortgage loans	204,549	165,440	-	187,580	149,034	-
Residential mortgage and equity lines	4,318	4,244	-	8,555	7,987	-
Subtotal	$285,312	$228,122	$-	$377,642	$273,982	$-
With allocated allowance
Commercial loans	$15,182	$9,490	$1,791	$11,795	$7,587	$3,336
Real estate construction loans	9,932	779	279	-	-	-
Commercial mortgage loans	13,902	12,969	1,729	29,722	28,023	2,969
Residential mortgage and equity lines	16,072	13,736	1,626	13,813	12,381	1,249
Subtotal	$55,088	$36,974	$5,425	$55,330	$47,991	$7,554
Total impaired loans	$340,400	$265,096	$5,425	$432,972	$321,973	$7,554

The following table presents the aging of the loan portfolio by type as of September 30, 2012, and as of December 31, 2011:

	As of September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$4,498	$2,930	$-	$23,035	$30,463	$2,052,457	$2,082,920
Real estate construction loans	-	17,095	-	9,422	26,517	160,731	187,248
Commercial mortgage loans	8,424	6,523	-	48,754	63,701	3,641,076	3,704,777
Residential mortgage and equity lines	344	4,006	-	13,733	18,083	1,255,200	1,273,283
Installment and other loans	-	40	-	-	40	11,662	11,702
Total loans	$13,266	$30,594	$-	$94,944	$138,804	$7,121,126	$7,259,930

	As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$1,683	$-	$-	$30,661	$32,344	$1,835,931	$1,868,275
Real estate construction loans	20,326	-	-	46,012	66,338	171,034	237,372
Commercial mortgage loans	13,627	20,277	6,726	107,784	148,414	3,600,483	3,748,897
Residential mortgage and equity lines	5,871	-	-	16,740	22,611	1,164,358	1,186,969
Installment and other loans	-	-	-	-	-	17,699	17,699
Total loans	$41,507	$20,277	$6,726	$201,197	$269,707	$6,789,505	$7,059,212

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

At September 30, 2012, accruing TDRs were $170.2 million and non-accrual TDRs were $19.1 million compared to accruing TDRs of $120.0 million and non-accrual TDRs of $50.9 million at December 31, 2011.  The Company has allocated specific reserves of $1.1 million to accruing TDRs and $208,000 to non-accrual TDRs at September 30, 2012, and $1.4 million to accruing TDRs and $1.6 million to non-accrual TDRs at December 31, 2011.  The following table presents TDRs that were modified during the first nine months of 2012 and 2011, their specific reserve at September 30, and charge-offs during the first nine months of 2012 and 2011:

	For the nine months ended September 30, 2012				As of September 30, 2012
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
			(Dollars in thousands)

Commercial loans	8	2,144	$2,144	$-	$75
Commercial mortgage loans	15	59,299	55,610	3,689	-
Residential mortgage and equity lines	7	2,895	2,895	-	70
Total	30	$64,338	$60,649	$3,689	$145

	For the nine months ended September 30, 2011				As of September 30, 2011
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
			(Dollars in thousands)

Commercial loans	11	$39,584	$39,584	$-	$112
Real estate construction loans	2	26,175	25,317	858	-
Commercial mortgage loans	3	3,176	3,176	-	1
Residential mortgage and equity lines	3	1,577	1,577	-	116
Total	19	$70,512	$69,654	$858	$229

Modifications of the loan terms during the first nine months of 2012 and 2011 were in the form of changes in the stated interest rate, multiple note structure, or extensions of the maturity date.  The length of time for which modifications involving a reduction of the stated interest rate were documented ranged from two months to seven years from the existing maturity date.  Modifications involving an extension of the maturity date were for periods ranging from two months to seven years from the existing maturity date.

Accruing TDRs at September 30, 2012, were comprised of loans collateralized by eighteen retail shopping and commercial use buildings of $94.7 million, ten office and commercial use buildings of $37.4 million, two hotels of $12.6 million, fifteen single family residences of $19.0 million, two pieces of land of $2.4 million, two warehouses of $1.6 million, six unsecured commercial loans of $1.4 million, and three multi-family residences of $1.1 million.  We expect that the troubled debt restructuring loans on accruing status as of September 30, 2012, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession, and by type of loan as of September 30, 2012, and as of December 31, 2011, is shown below:
`
	As of September 30, 2012
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$553	$3,044	$-	$418	$4,015
Real estate construction loans	16,820	9,581	-	5,834	32,235
Commercial mortgage loans	27,091	16,597	1,138	84,829	129,655
Residential mortgage loans	1,465	1,027	-	1,754	4,246
Total accruing TDRs	$45,929	$30,249	$1,138	$92,835	$170,151

	As of September 30, 2012
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$669	$-	$-	$669
Commercial mortgage loans	2,584	1,140	5,743	6,123	15,590
Residential mortgage loans	283	1,600	595	339	2,817
Total non-accrual TDRs	$2,867	$3,409	$6,338	$6,462	$19,076

	As of December 31, 2011
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$12,933	$1,756	$-	$431	$15,120
Real estate construction loans	16,820	9,659	-	5,776	32,255
Commercial mortgage loans	471	37,796	2,071	28,935	69,273
Residential mortgage loans	1,294	587	-	1,487	3,368
Total accruing TDRs	$31,518	$49,798	$2,071	$36,629	$120,016

	As of December 31, 2011
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$616	$1,859	$1,506	$-	$3,981
Real estate construction loans	-	13,579	12,376	-	-	25,955
Commercial mortgage loans	2,633	9,727	-	-	5,076	17,436
Residential mortgage loans	311	2,427	449	-	311	3,498
Total non-accrual TDRs	$2,944	$26,349	$14,684	$1,506	$5,387	$50,870

The activity within our TDR loans for the period indicated are shown below:

	For the three months ended September 30,		For the nine months ended September 30,
Accruing TDRs	2012	2011	2012	2011
	(In thousands)
Beginning balance	$153,249	$116,328	$120,016	$136,800
New restructurings	14,765	43,182	53,524	57,181
Restructured loans restored to accrual status	3,957	34	6,810	1,071
Charge-offs	(251)	(1)	(251)	(660)
Payments	(1,569)	(33,273)	(4,124)	(37,347)
Restructured loans placed on nonaccrual	-	-	(5,824)	(30,042)
Expiration of loan concession	-	-	-	(733)
Ending balance	$170,151	$126,270	$170,151	$126,270

	For the three months ended September 30,		For the nine months ended September 30,
Non-accrual TDRs	2012	2011	2012	2011
	(In thousands)
Beginning balance	$23,285	$38,230	$50,870	$28,147
New restructurings	1,153	8,918	7,124	12,474
Restructured loans placed on nonaccrual	-	1	5,824	30,042
Charge-offs	-	(1,279)	(4,285)	(6,108)
Payments	(1,405)	(929)	(33,647)	(11,332)
Foreclosures	-	(832)	-	(8,077)
Restructured loans restored to accrual status	(3,957)	(34)	(6,810)	(1,071)
Ending balance	$19,076	$44,075	$19,076	$44,075

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  Four commercial mortgage TDRs of $12.0 million, one land TDR of $1.2 million, one residential mortgage TDR of $1.2 million, and one commercial TDR of $234,000 had payment defaults within the twelve months ended September 30, 2012.  The TDRs that subsequently defaulted incurred no charge-offs within the twelve months ended September 30, 2012.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of September 30, 2012, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

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

•	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following table presents loan portfolio by risk rating as of September 30, 2012, and as of December 31, 2011:

	As of September 30, 2012
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$1,900,049	$77,797	$90,684	$14,390	$2,082,920
Real estate construction loans	114,649	21,718	43,022	7,859	187,248
Commercial mortgage loans	3,276,291	165,415	263,071	-	3,704,777
Residential mortgage and equity lines	1,256,683	344	16,115	141	1,273,283
Installment and other loans	11,702	-	-	-	11,702

Total gross loans	$6,559,374	$265,274	$412,892	$22,390	$7,259,930

Loans held for sale	$-	$-	$-	$-	$-

	As of December 31, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$1,689,842	$64,290	$108,858	$5,285	$1,868,275
Real estate construction loans	115,538	23,555	90,132	8,147	237,372
Commercial mortgage loans	3,275,431	69,925	403,541	-	3,748,897
Residential mortgage and equity lines	1,149,225	4,439	33,160	145	1,186,969
Installment and other loans	17,636	63	-	-	17,699

Total gross loans	$6,247,672	$162,272	$635,691	$13,577	$7,059,212

Loans held for sale	$-	$-	$260	$500	$760

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of September 30, 2012, and as of December 31, 2011.

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage Loans and Equity Lines	Consumer and Other Loans	Total
	(In thousands)
September 30, 2012
Loans individually evaluated for impairment
Allowance	$1,791	$279	$1,729	$1,626	$-	$5,425
Balance	$27,051	$41,656	$178,409	$17,980	$-	$265,096

Loans collectively evaluated for impairment
Allowance	$63,947	$15,849	$90,282	$8,902	$33	$179,013
Balance	$2,055,869	$145,592	$3,526,368	$1,255,303	$11,702	$6,994,834

Total allowance	$65,738	$16,128	$92,011	$10,528	$33	$184,438
Total balance	$2,082,920	$187,248	$3,704,777	$1,273,283	$11,702	$7,259,930

December 31, 2011
Loans individually evaluated for impairment
Allowance	$3,336	$-	$2,969	$1,247	$-	$7,552
Balance	$45,781	$78,766	$177,058	$20,368	$-	$321,973

Loans collectively evaluated for impairment
Allowance	$62,322	$21,749	$105,052	$9,548	$57	$198,728
Balance	$1,822,494	$158,606	$3,571,839	$1,166,601	$17,699	$6,737,239

Total allowance	$65,658	$21,749	$108,021	$10,795	$57	$206,280
Total balance	$1,868,275	$237,372	$3,748,897	$1,186,969	$17,699	$7,059,212

The following table details activity in the allowance for loan losses by portfolio segment for the three  and nine months ended September 30, 2012, and September 30, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the three months ended September 30, 2012 and 2011

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage and Equity Lines	Installment and Other Loans	Total
	(In thousands)

June 30, 2011 Ending Balance	$65,860	$37,683	$117,014	$9,307	$36	$229,900
Provision/(credit) for possible credit losses	(1,366)	9,324	951	(224)	(1)	8,684
Charge-offs	(1,219)	(23,539)	(5,264)	(818)	-	(30,840)
Recoveries	513	408	373	78	-	1,372
Net (charge-offs)/recoveries	(706)	(23,131)	(4,891)	(740)	-	(29,468)

September 30, 2011 Ending Balance	$63,788	$23,876	$113,074	$8,343	$35	$209,116

June 30, 2012 Ending Balance	$66,595	$16,360	$99,009	$10,254	$56	$192,274
Provision/(credit) for possible credit losses	6,199	(670)	(6,350)	740	(23)	(104)
Charge-offs	(7,387)	(39)	(966)	(477)	-	(8,869)
Recoveries	331	477	318	11	-	1,137
Net (charge-offs)/recoveries	(7,056)	438	(648)	(466)	-	(7,732)

September 30, 2012 Ending Balance	$65,738	$16,128	$92,011	$10,528	$33	$184,438

For the nine months ended September 30, 2012 and 2011
	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage and Equity Lines	Installment and OthLoans	Total
	(In thousands)

January 1, 2011 Beginning Balance	$63,919	$43,261	$128,347	$9,668	$36	$245,231
Provision/(credit) for possible credit losses	9,516	10,713	5,704	(458)	(1)	25,474
Charge-offs	(11,215)	(34,394)	(24,083)	(1,044)	-	(70,736)
Recoveries	1,568	4,296	3,106	177	-	9,147
Net (charge-offs)/recoveries	(9,647)	(30,098)	(20,977)	(867)	-	(61,589)

September 30, 2011 Ending Balance	$63,788	$23,876	$113,074	$8,343	$35	$209,116
Reserve for impaired loans	$2,270	$-	$3,930	$1,203	$-	$7,403
Reserve for non-impaired loans	$61,518	$23,876	$109,144	$7,140	$35	$201,713
Reserve for off-balance sheet credit commitments	$757	$967	$103	$34	$2	$1,863

January 1 2012, Beginning Balance	$65,658	$21,749	$108,021	$10,795	$57	$206,280
Provision/(credit) for possible credit losses	13,329	(10,081)	(12,937)	1,150	(2)	(8,541)
Charge-offs	(14,479)	(1,165)	(10,647)	(1,805)	(25)	(28,121)
Recoveries	1,230	5,625	7,574	388	3	14,820
Net (charge-offs)/recoveries	(13,249)	4,460	(3,073)	(1,417)	(22)	(13,301)

September 30, 2012 Ending Balance	$65,738	$16,128	$92,011	$10,528	$33	$184,438
Reserve for impaired loans	$1,791	$279	$1,729	$1,626	$-	$5,425
Reserve for non-impaired loans	$63,947	$15,849	$90,282	$8,902	$33	$179,013
Reserve for off-balance sheet credit commitments	$801	$668	$104	$34	$3	$1,610

8. Commitments and Contingencies

The Company is involved in various litigation concerning transactions entered into during the normal course of business.  Management, after consultation with legal counsel, does not believe that the resolution of such litigation will have a material effect upon its consolidated financial condition, results of operations, or liquidity taken as a whole. Although the Company establishes accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, the Company does not have accruals for all legal proceedings where there is a risk of loss. In addition, amounts accrued may not represent the ultimate loss to the Company from the legal proceedings in question. Thus, ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued for legal loss contingencies.

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

9. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.4 billion with a weighted average rate of 3.89% at September 30, 2012, compared to $1.4 billion with a weighted average rate of 4.14% at December 31, 2011.  In May 2011, the Company prepaid a security sold under an agreement to repurchase of $50 million with a rate of 4.83% and incurred a prepayment penalty of $1.7 million.  In the second quarter of 2012, the Company modified $100.0 million of securities sold under agreements to repurchase by extending the term by an additional four years, reducing the rate of these agreements by an average of 150 basis points and removing the callable feature of these borrowings.  In July 2012, the Company prepaid a security sold under an agreement to repurchase of $50 million with a rate of 4.43% and incurred a prepayment penalty of $3.5 million.  In the third quarter of 2012, the Company modified two separate $50.0 million of securities sold under agreements to repurchase by extending the term by an additional two and an additional three years, respectively, reducing the rate by an average of 185 basis points and removing the callable feature of these borrowings.  Nine floating-to-fixed rate agreements totaling $500.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 100 basis points to three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.35% to 5.07%.  After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months.  For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.79% and minimum rate of 0.0%.  After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The table below provides summary data for the $1.15 billion of callable securities sold under agreements to repurchase as of September 30, 2012:

(Dollars in million)	Fixed-to-floating						Floating-to-fixed		Total
Rate type	Float Rate						Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.79%	3.53%	3.50%	3.50%	3.53%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	1	4	3	1	1	5	4	22
Amount	$150.0	$50.0	$200.0	$150.0	$50.0	$50.0	$300.0	$200.0	$1,150.0
Weighted average rate	3.78%	3.53%	3.50%	3.50%	3.53%	3.25%	4.61%	5.00%	4.08%
Final maturity	2014	2014	2014	2015	2015	2015	2014	2017

The table below provides summary data for non-callable fixed rate securities sold under agreements to repurchase as of September 30, 2012:

Maturity (years)	No. of Agreements	Amount (In thousands)	Weighted Average Interest Rate
3 to 5	2	$100,000	2.71%
Over 5	2	100,000	2.86%
Total	4	$200,000	2.79%

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary.  The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.5 billion as of September 30, 2012, and $1.6 billion as of December 31, 2011.

10. Income Taxes

Income tax expense totaled $50.9 million, or an effective tax rate of 36.3%, for the first nine months of 2012, compared to an income tax expense of $36.8 million, or an effective tax rate of 33.7%, for the same period a year ago.  The effective tax rate includes the impact of the utilization of low income housing tax credits and recognition of other tax credits for both years.

As of December 31, 2011, the Company had income tax receivables of approximately $39.3 million, of which $11.2 million relates to the carryback of the Company’s net operating loss for 2009 to the 2007 tax year and $9.1 million relates to the carryback of the Company’s low income housing tax credits for 2009 to the 2008 tax year.  The refunds from the carryback of the Company’s net operating loss for 2009 were issued in January 2012.  These income tax receivables are included in other assets in the accompanying condensed consolidated balance sheets.

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

Goodwill.  The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350.  The two-step impairment testing process, if needed, begins by assigning net assets and goodwill to our three reporting units— Commercial Lending, Retail Banking, and East Coast Operations.  The Company then completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary.  If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment.  Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill.  The implied fair value of goodwill is computed by assuming that all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill.  This adjusted goodwill balance is the implied fair value used in step two.  An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value. In connection with the determination of fair value, certain data and information is utilized, including earnings forecasts at the reporting unit level for the next four years.  Other key assumptions include terminal values based on future growth rates and discount rates for valuing the cash flows, which have inputs for the risk-free rate, market risk premium and adjustments to reflect inherent risk and required market returns.  Because of the significance of unobservable inputs in the valuation of goodwill impairment, goodwill subject to nonrecurring fair value adjustments is classified as a Level 3 measurement.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at September 30, 2012, and at December 31, 2011:

As of September 30, 2012	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)

Securities available-for-sale
U.S. Treasury securities	$309,920	$-	$-	$309,920
U.S. government sponsored entities	-	50,103	-	50,103
Mortgage-backed securities	-	566,751	-	566,751
Collateralized mortgage obligations	-	11,781	-	11,781
Asset-backed securities	-	146	-	146
Corporate debt securities	-	337,549	-	337,549
Mutual funds	6,149	-	-	6,149
Preferred stock of government sponsored entities	-	887	-	887
Trust preferred securities	-	10,285	-	10,285
Total securities available-for-sale	316,069	977,502	-	1,293,571
Trading securities	-	4,619	-	4,619
Warrants	-	-	114	114
Option contracts	-	56	-	56
Foreign exchange contracts	-	2,401	-	2,401
Total assets	$316,069	$984,578	$114	$1,300,761

Liabilities

Option contracts	$-	$49	$-	$49
Foreign exchange contracts	-	1,018	-	1,018
Total liabilities	$-	$1,067	$-	$1,067

As of December 31, 2011	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)

Securities available-for-sale
U.S. government sponsored entities	$-	$501,226	$-	$501,226
State and municipal securities	-	1,928	-	1,928
Mortgage-backed securities	-	337,631	-	337,631
Collateralized mortgage obligations	-	16,486	-	16,486
Asset-backed securities	-	166	-	166
Corporate debt securities	-	380,429	-	380,429
Mutual funds	6,035	-	-	6,035
Preferred stock of government sponsored entities	-	1,654	-	1,654
Trust preferred securities	-	45,963	-	45,963
Other equity securities	2,960	-	-	2,960
Total securities available-for-sale	8,995	1,285,483	-	1,294,478
Trading securities	2	4,540	-	4,542
Warrants	-	-	218	218
Option contracts	-	34	-	34
Foreign exchange contracts	-	2,151	-	2,151
Total assets	$8,997	$1,292,208	$218	$1,301,423

Liabilities

Interest rate swaps	$-	$2,634	$-	$2,634
Option contracts	-	5	-	5
Foreign exchange contracts	-	486	-	486
Total liabilities	$-	$3,125	$-	$3,125

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs.  The fair value of warrants was $114,000 at September 30, 2012, compared to $218,000 at December 31, 2011.  The fair value adjustment of warrants was included in other operating income in the first nine months of 2012.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at September 30, 2012, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets  at September 30, 2012, and at December 31, 2011, and the total losses for the periods indicated:

	As of September 30, 2012				Total Losses
	Fair value measurements using			Total at	For the three months ended		For the nine months ended
	Level 1	Level 2	Level 3	fair value	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Assets	(In thousands)

Impaired loans by type:
Commercial loans	$-	$-	$7,699	$7,699	$1,983	$-	$2,848	$1,868
Construction loans- residential	-	-	500	500	-	-	-	-
Real estate loans	-	-	10,087	10,087	-	-	301	532
Land loans	-	-	1,154	1,154	-	-	-	-
Residential mortgage loans	-	-	12,109	12,109	251	73	782	73
Total impaired loans	-	-	31,549	31,549	2,234	73	3,931	2,473
Other real estate owned (1)	-	36,833	7,487	44,320	2,875	4,125	10,602	6,505
Investments in venture capital	-	-	9,118	9,118	39	50	226	337
Equity investments	280	-	-	280	-	199	43	199
Total assets	$280	$36,833	$48,154	$85,267	$5,148	$4,447	$14,802	$9,514

(1) Other real estate owned balance of $60.6 million in the condensed consolidated balance sheets is net of estimated disposal costs.

	As of December 31, 2011				Total Losses
	Fair value measurements using			Total at	For the twelve months ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2011	December 31, 2010
Assets	(In thousands)

Impaired loans by type:
Commercial loans	$-	$-	$4,251	$4,251	$877	$3,411
Construction loans- residential	-	-	-	-	-	1,295
Real estate loans	-	-	35,576	35,576	820	1,407
Land loans	-	-	611	611	46	1,003
Total impaired loans	-	-	40,438	40,438	1,743	7,116
Loans held-for-sale	-	-	760	760	-	3,160
Other real estate owned (1	-	79,029	1,093	80,122	7,003	20,139
Investments in venture capital	-	-	8,693	8,693	379	760
Equity investments	323	-	-	323	200	304
Total assets	$323	$79,029	$50,984	$130,336	$9,325	$31,479

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

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are the expected life of warrant ranging from 1 to 5 years, risk-free interest rate from 0.24% to 0.61%, and stock volatility of the Company from 14.81% to 22.6%.

12. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents.  For cash and cash equivalents, the carrying amount was assumed to be a reasonable estimate of fair value, a Level 1 measurement.

Short-term Investments.  For short-term investments, the carrying amount was assumed to be a reasonable estimate of fair value, a Level 1 measurement.

Securities Purchased under Agreements to Resell. The fair value of securities purchased under agreements to resell is based on dealer quotes, a Level 2 measurement.

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

Loans Held for Sale.  The Company records loans held for sale at fair value based on quoted prices from third party sources, or appraisal reports adjusted by sales commission assumptions, a Level 3 measurement.

Loans.  Fair values were estimated for portfolios of loans with similar financial characteristics.  Each loan category was further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.

The fair value of performing loans was calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan, a Level 3 measurement.

The fair value of impaired loans was calculated based on the net realizable fair value of the collateral or the observable market price of the most recent sale or quoted price from loans held for sale.  The Company does not record loans at fair value on a recurring basis.  Nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on the current appraised value of the collateral, a Level 2 measurement.

Deposit Liabilities.  The fair value of demand deposits, savings accounts, and certain money market deposits was assumed to be the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit was estimated using the rates currently offered for deposits with similar remaining maturities, a Level 3 measurement.

Securities Sold under Agreements to Repurchase.  The fair value of securities sold under agreements to repurchase is based on dealer quotes, a Level 2 measurement.

Advances from Federal Home Loan Bank.  The fair value of the advances is based on quotes from the FHLB to settle the advances, a Level 2 measurement.

Other Borrowings.  This category includes borrowings from other financial institutions.  The fair value of other borrowings is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk, a Level 3 measurement.

Long-term Debt.  The fair value of long-term debt is estimated based on the quoted market prices or dealer quotes, a Level 2 measurement.

Currency Option and Foreign Exchange Contracts. The Company measures the fair value of currency option and foreign exchange contracts based on dealer quotes, a Level 2 measurement.

Interest Rate Swaps. Fair value of interest rate swaps was derived from observable market prices for similar assets, a Level 2 measurement.

Off-Balance-Sheet Financial Instruments.  The fair value of commitments to extend credit, standby letters of credit, and financial guarantees written were estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties.  The fair value of guarantees and letters of credit was based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date.  Off-balance-sheet financial instruments were fair valued based on the assumptions that a market participant would use, a Level 3 measurement.

Fair value was estimated in accordance with ASC Topic 825, formerly SFAS 107.  Fair value estimates were made at specific points in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates were subjective in nature and involved uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  The following table presents the estimated fair value of financial instruments at September 30, 2012, and at December 31, 2011:

	As of September 30, 2012		As of December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$114,646	$114,646	$117,888	$117,888
Short-term investments	426,456	426,456	294,956	294,956
Securities held-to-maturity	849,376	908,067	1,153,504	1,203,977
Securities available-for-sale	1,293,571	1,293,571	1,294,478	1,294,478
Trading securities	4,619	4,619	4,542	4,542
Loans held-for-sale	-	-	760	760
Loans, net	7,066,456	7,015,190	6,844,483	6,825,571
Investment in Federal Home Loan Bank stock	45,493	45,493	52,989	52,989
Warrants	114	114	218	218

	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	$6,424	$56	$3,026	$34
Foreign exchange contracts	184,711	2,401	238,581	2,151

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Deposits	$7,353,041	$7,359,427	$7,229,131	$7,240,857
Securities sold under agreements to repurchase	1,350,000	1,477,535	1,400,000	1,547,900
Advances from Federal Home Loan Bank	21,200	21,843	225,000	227,825
Other borrowings	18,746	16,069	19,800	19,801
Long-term debt	171,136	98,392	171,136	98,676

	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	$7,097	$49	$1,282	$5
Interest rate swaps	-	-	300,000	2,634
Foreign exchange contracts	142,234	1,018	128,215	486

	Notional Amount	Fair Value	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,734,352	$(1,457)	$1,626,523	$(1,253)
Standby letters of credit	43,282	(244)	62,076	(367)
Other letters of credit	83,311	(39)	64,233	(38)
Bill of lading guarantees	9	-	187	-

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

The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350.  The two-step impairment testing process conducted by us, if needed, begins by assigning net assets and goodwill to our three reporting units— Commercial Lending, Retail Banking, and East Coast Operations.  The Company then completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary.  If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment.  Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill.  The implied fair value of goodwill is computed by assuming that all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill.  This adjusted goodwill balance is the implied fair value used in step two.  An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value.

At September 30, 2012, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

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

As of December 31, 2011, we had five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years.  These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities.  These five interest rate swap agreements all matured in the third quarter of 2012.  The net amount accrued on these interest rate swaps and the changes in the market value of these interest rate swaps were recorded as a reduction to other non-interest income in the amount of $288,000 for the first nine months of 2012 compared to $1.2 million in the same period a year ago.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counter parties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.  At September 30, 2012, the notional amount of option contracts totaled $13.5 million with a net positive fair value of $7,500. Spot and forward contracts in the total notional amount of $184.7 million had a positive fair value of $2.4 million at September 30, 2012.  Spot and forward contracts in the total notional amount of $142.2 million had a negative fair value of $1.0 million at September 30, 2012. At December 31, 2011, the notional amount of option contracts totaled $4.3 million with a net positive fair value of $29,000.  Spot and forward contracts in the total notional amount of $238.6 million had a positive fair value, in the amount of $2.2 million, at December 31, 2011.  Spot and forward contracts in the total notional amount of $128.2 million had a negative fair value, in the amount of $486,000, at December 31, 2011.

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

Highlights

•	Improved profitability – Third quarter net income was $30.4 million, an increase of $4.3 million, or 16.4%, compared to net income of $26.1 million in the same quarter a year ago.
•
Decrease in non-performing assets – Non-performing assets decreased $145.0 million, or 48.2%, to $155.6 million at September 30, 2012, from $300.6 million at December 31, 2011, and decreased $42.4 million, or 21.4%, from $198.0 million at June 30, 2012.

Quarterly Statement of Operations Review

Net Income

Net income available to common stockholders for the quarter ended September 30, 2012, was $26.2 million, an increase of $4.2 million, or 19.4%, compared to a net income available to common stockholders of $22.0 million for the same quarter a year ago.  Diluted earnings per share available to common stockholders for the quarter ended September 30, 2012, was $0.33 compared to $0.28 for the same quarter a year ago due primarily to decreases in the provision for credit losses, decreases in other real estate owned (“OREO”) expenses, decreases in prepayment penalties on the repayment of Federal Home Loan Bank (“FHLB”) advances and securities sold under agreements to repurchase, and decreases in operations expenses of affordable housing investments, which were partially offset by decreases in gains on sales of loans, increases in litigation settlement expenses, increases in salaries and employee benefits, and increases in income tax expense.

Return on average stockholders’ equity was 7.62% and return on average assets was 1.14% for the quarter ended September 30, 2012, compared to a return on average stockholders’ equity of 6.91% and a return on average assets of 0.98% for the same quarter a year ago.

Financial Performance

	Third Quarter
	2012	2011
Net income (in millions)	$30.4	$26.1
Net income available to common stockholders (in millions)	$26.2	$22.0
Basic earnings per common share	$0.33	$0.28
Diluted earnings per common share	$0.33	$0.28
Return on average assets	1.14%	0.98%
Return on average total stockholders' equity	7.62%	6.91%
Efficiency ratio	49.82%	49.48%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses decreased $536,000, or 0.7%, to $80.4 million during the third quarter of 2012 compared to $81.0 million during the same quarter a year ago.  The decrease was due primarily to the decreases in yield and volume on investment securities and decreases in yield on loans offset by decreases in rates paid on time certificates of deposit, the prepayment of FHLB advances, and maturities of securities sold under agreements to repurchase.

The net interest margin, on a fully taxable-equivalent basis, was 3.26% for the third quarter of 2012, an increase of 2 basis points from 3.24% for the second quarter of 2012, and a decrease of 6 basis points from 3.32% for the third quarter of 2011.  The decrease in yields on investment securities and loans offset by decrease in the rate on interest bearing deposits and the prepayment of FHLB advances and decreases in securities sold under agreements to repurchase caused the decrease in the net interest margin from the same quarter a year ago.

For the third quarter of 2012, the yield on average interest-earning assets was 4.32%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities was 1.35%, and the cost of interest bearing deposits was 0.72%.  In comparison, for the third quarter of 2011, the yield on average interest-earning assets was 4.68%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities was 1.66%, and the cost of interest bearing deposits was 0.99%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, decreased 5 basis points to 2.97% for the quarter ended September 30, 2012, from 3.02% for the same quarter a year ago, primarily for the reasons discussed above.

Average daily balances for the three months ended September 30, 2012, and September 30, 2011, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rate and net interest margin are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended September 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest earning assets:
Commercial loans	$1,996,906	$21,057	4.20%	$1,734,406	$18,985	4.34%
Residential mortgage loans	1,241,308	15,059	4.85	1,165,889	14,801	5.08
Commercial mortgage loans	3,684,719	51,217	5.53	3,759,783	55,207	5.83
Real estate construction loans	184,629	2,596	5.59	303,671	3,498	4.57
Other loans and leases	15,007	95	2.52	17,633	99	2.23
Total loans and leases (1)	7,122,569	90,024	5.03	6,981,382	92,590	5.26
Taxable securities	2,188,205	15,157	2.76	2,308,509	20,303	3.49
Tax-exempt securities (3)	131,024	1,594	4.84	134,735	1,621	4.77
Federal Home Loan Bank stock	46,702	57	0.49	57,439	38	0.26
Interest bearing deposits	394,830	471	0.47	64,897	360	2.20
Federal funds sold & securities purchased under agreements to resell	6,413	2	0.12	207,174	33	0.06
Total interest-earning assets	9,889,743	107,305	4.32	9,754,136	114,945	4.68
Non-interest earning assets:
Cash and due from banks	138,581			214,540
Other non-earning assets	810,595			866,057
Total non-interest earning assets	949,176			1,080,597
Less: Allowance for loan losses	(192,192)			(231,486)
Deferred loan fees	(8,859)			(7,881)
Total assets	$10,637,868			$10,595,366

Interest bearing liabilities:
Interest bearing demand accounts	$535,708	$207	0.15	$431,016	$185	0.17
Money market accounts	1,041,986	1,440	0.55	948,678	1,698	0.71
Savings accounts	464,091	92	0.08	454,780	112	0.10
Time deposits	4,129,075	9,492	0.91	4,306,331	13,278	1.22
Total interest-bearing deposits	6,170,860	11,231	0.72	6,140,805	15,273	0.99

Securities sold under agreements to repurchase	1,358,152	13,734	4.02	1,411,332	14,840	4.17
Other borrowings	40,030	74	0.74	283,996	2,105	2.94
Long-term debt	171,136	1,291	3.00	171,136	1,208	2.80
Total interest-bearing liabilities	7,740,178	26,330	1.35	8,007,269	33,426	1.66
Non-interest bearing liabilities:
Demand deposits	1,209,253			1,013,859
Other liabilities	95,741			69,082
Total equity	1,592,696			1,505,156
Total liabilities and equity	$10,637,868			$10,595,366
Net interest spread (4)			2.97%			3.02%
Net interest income (4)		$80,975			$81,519
Net interest margin (4)			3.26%			3.32%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)
	Three months ended September 30, 2012-2011 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	1,748	(4,314)	(2,566)
Taxable securities	(1,022)	(4,124)	(5,146)
Tax-exempt securities (2)	(48)	21	(27)
Federal Home Loan Bank stock	(8)	27	19
Deposits with other banks	581	(470)	111
Federal funds sold and securities purchased under agreements to resell	(47)	16	(31)

Total decrease in interest income	1,204	(8,844)	(7,640)

Interest-bearing liabilities:
Interest bearing demand accounts	41	(19)	22
Money market accounts	152	(410)	(258)
Savings accounts	2	(22)	(20)
Time deposits	(531)	(3,255)	(3,786)
Securities sold under agreements to repurchase	(568)	(538)	(1,106)
Other borrowed funds	(1,084)	(947)	(2,031)
Long-term debts	-	83	83
Total decrease in interest expense	(1,988)	(5,108)	(7,096)
Changes in net interest income	$3,192	$(3,736)	$(544)

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have beenallocated proportionately to changes due to volume and changes due to rate.
(2)
The amount of interest earned on certain securities of states and political subdivisions and other securitiesheld has been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Provision for Credit Losses

There was no change in the provision for credit losses for the third quarter of 2012 compared to a credit of $5.0 million for the second quarter of 2012 and a charge of $9.0 million in the third quarter of 2011.  The provision for credit losses was based on the review of the adequacy of the allowance for loan losses at September 30, 2012.  The provision for credit losses represents the charge against or benefit toward current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio, including unfunded commitments.  The following table summarizes the charge-offs and recoveries for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Charge-offs:
Commercial loans	$7,387	$1,219	$14,479	$11,215
Construction loans- residential	-	10,923	391	18,349
Construction loans- other	39	12,616	774	16,045
Real estate loans (1)	1,441	5,560	12,351	24,119
Real estate- land loans	2	522	101	1,008
Installment and other loans	-	-	25	-
Total charge-offs	8,869	30,840	28,121	70,736
Recoveries:
Commercial loans	331	513	1,230	1,568
Construction loans- residential	449	6	3,712	3,667
Construction loans- other	28	402	1,913	629
Real estate loans (1)	317	426	6,784	2,665
Real estate- land loans	12	25	1,178	618
Installment and other loans	-	-	3	-
Total recoveries	1,137	1,372	14,820	9,147
Net charge-offs	$7,732	$29,468	$13,301	$61,589

(1) Real estate loans include commercial mortgage loans, residential mortgage loans and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $15.6 million for the third quarter of 2012, a decrease of $1.2 million, or 7.2%, compared to $16.8 million for the third quarter of 2011. The decrease in non-interest income in the third quarter of 2012 was primarily due to decreases of $1.6 million from gains on sale of loans offset by a $513,000 increase in revenue from trading securities.

Non-Interest Expense

Non-interest expense decreased $539,000, or 1.1%, to $47.8 million in the third quarter of 2012 compared to $48.4 million in the same quarter a year ago.  The efficiency ratio was 49.82% in the third quarter of 2012 compared to 49.48% for the same quarter a year ago.

OREO expenses decreased $4.3 million to $1.8 million in the third quarter of 2012 compared to $6.1 million in the same quarter a year ago primarily due to decreases in provisions for OREO write-downs, higher OREO gains, and decreases in OREO expenses.  Operations expense on affordable housing investments also decreased $1.6 million in the third quarter of 2012 compared to the same quarter a year ago primarily due to gains realized from sales of properties owned by an affordable housing limited partnership.  Prepayment penalties decreased by $1.1 million, or 24.0%, in the third quarter of 2012 compared to the same quarter a year ago.  FDIC and State assessments decreased $548,000, or 20.7%, to $2.1 million in the third quarter of 2012 from $2.6 million for the same quarter a year ago.

Offsetting the above decreases was an increase in the accrual for legal proceedings of $5.8 million.  The Bank is the subject of a jury verdict awarding damages against it of $11.2 million relating to a construction loan made to the plaintiff in the lawsuit.  The verdict is not final and is subject to further legal proceedings.  The Bank has filed a cross complaint for the $19 million unpaid balance of the construction loan, as to which the Bank retained a 50% participation.  Salaries and employee benefits increased $970,000, or 5.5%, in the third quarter of 2012 compared to the same quarter a year ago primarily due to the hiring of new employees.  Professional services expense increased $427,000, or 8.8%, primarily due to increases in consulting expenses related to the upcoming core system conversion.

Income Taxes

The effective tax rate for the third quarter of 2012 was 36.8% compared to 35.2% in the third quarter of 2011.  The effective tax rate includes the impact of the utilization of low income housing tax credits and the recognition of other tax credits.

Year-to-Date Statement of Operations Review

Net income attributable to common stockholders for the nine months ended September 30, 2012, was $76.8 million, an increase of $16.7 million, or 27.7%, compared to net income attributable to common stockholders of $60.1 million for the same period a year ago due primarily to decreases in the provision for loan losses, decreases in  prepayment penalties on the repayment of FHLB advances and the prepayment of securities sold under an agreement to repurchase, decreases in gains on sale of securities, decreases in operation expenses of affordable housing investments, and decreases in FDIC and State assessments, which were partially offset by increases in income tax expenses, increases in litigation accrual expenses, increases in OREO expenses, and increases in salaries and incentive compensation expense.  Diluted earnings per share was $0.98 compared to $0.76 per share for the same period a year ago.  The net interest margin for the nine months ended September 30, 2012, increased 9 basis points to 3.28% compared to 3.19% for the same period a year ago.

Return on average stockholders’ equity was 7.65% and return on average assets was 1.12% for the nine months ended September 30, 2012, compared to a return on average stockholders’ equity of 6.59% and a return on average assets of 0.91% for the same period of 2011.  The efficiency ratio for the nine months ended September 30, 2012, was 52.12% compared to 51.24% for the same period a year ago.

The average daily balances, together with the total dollar amounts, on a taxable-equivalent basis, of interest income and interest expense, and the weighted-average interest rates, the net interest spread and the net interest margins are as follows:

Interest-Earning Assets and Interest-Bearing Liabilities
	Nine months ended September 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest earning assets:
Commercial loans	$1,905,101	$60,181	4.22%	$1,593,893	$52,296	4.39%
Residential mortgage loans	1,207,048	44,855	4.95	1,126,253	42,630	5.05
Commercial mortgage loans	3,690,115	156,204	5.65	3,847,865	166,228	5.78
Real estate construction loans	200,836	7,952	5.29	340,749	11,447	4.49
Other loans and leases	16,874	294	2.33	17,873	339	2.54
Total loans and leases (1)	7,019,974	269,486	5.13	6,926,633	272,940	5.27
Taxable securities	2,287,967	50,046	2.92	2,541,139	65,273	3.43
Tax-exempt securities (3)	131,732	4,811	4.88	134,377	4,869	4.84
Federal Home Loan Bank stock	49,499	190	0.51	60,402	134	0.30
Interest bearing deposits	354,268	1,596	0.60	121,406	901	0.99
Federal funds sold & securities purchased under agreements to resell	20,018	18	0.12	109,890	81	0.10
Total interest-earning assets	9,863,458	326,147	4.42	9,893,847	344,198	4.65
Non-interest earning assets:
Cash and due from banks	124,037			153,108
Other non-earning assets	827,091			869,877
Total non-interest earning assets	951,128			1,022,985
Less: Allowance for loan losses	(197,638)			(240,957)
Deferred loan fees	(8,289)			(7,694)
Total assets	$10,608,659			$10,668,181

Interest bearing liabilities:
Interest bearing demand accounts	$498,613	$568	0.15	$420,214	$589	0.19
Money market accounts	1,012,603	4,287	0.57	986,984	5,833	0.79
Savings accounts	444,882	275	0.08	408,776	390	0.13
Time deposits	4,278,222	32,067	1.00	4,327,742	41,174	1.27
Total interest-bearing deposits	6,234,320	37,197	0.80	6,143,716	47,986	1.04

Federal funds purchased	-	-	-	37	0	1.25
Securities sold under agreements to repurchase	1,385,949	42,987	4.14	1,462,277	45,903	4.20
Other borrowings	36,518	196	0.72	368,893	10,603	3.84
Long-term debt	171,136	3,895	3.04	171,136	3,630	2.84
Total interest-bearing liabilities	7,827,923	84,275	1.44	8,146,059	108,122	1.77
Non-interest bearing liabilities:
Demand deposits	1,130,830			977,246
Other liabilities	86,113			67,140
Total equity	1,563,793			1,477,736
Total liabilities and equity	$10,608,659			$10,668,181
Net interest spread (4)			2.98%			2.88%
Net interest income (4)		$241,872			$236,076
Net interest margin (4)			3.28%			3.19%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)
The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisionsand other securities held using a statutory Federal income tax rate of 35%.

(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)
	Nine months ended September 30, 2012-2011 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	3,742	(7,196)	(3,454)
Taxable securities	(6,096)	(9,131)	(15,227)
Tax-exempt securities (2)	(93)	35	(58)
Federal Home Loan Bank stock	(28)	84	56
Deposits with other banks	1,167	(472)	695
Federal funds sold and securities purchased under agreements to resell	(78)	15	(63)
Total decrease in interest income	(1,386)	(16,665)	(18,051)

Interest-bearing liabilities:
Interest bearing demand accounts	100	(121)	(21)
Money market accounts	149	(1,695)	(1,546)
Savings accounts	32	(147)	(115)
Time deposits	(465)	(8,642)	(9,107)
Securities sold under agreements to repurchase	(2,340)	(576)	(2,916)
Other borrowed funds	(5,469)	(4,938)	(10,407)
Long-term debts	-	265	265
Total decrease in interest expense	(7,993)	(15,854)	(23,847)
Changes in net interest income	$6,607	$(811)	$5,796

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have beenallocated proportionately to changes due to volume and changes due to rate.
(2)
The amount of interest earned on certain securities of states and political subdivisions and other securitiesheld has been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Balance Sheet Review

Assets

Total assets were $10.60 billion at September 30, 2012, a decrease of $40.3 million, or 0.4%, from $10.64 billion at December 31, 2011, primarily due to a $304.1 million decrease from prepayments, calls, and maturities of securities held-to-maturity, a $32.1 million decrease in other real estate owned, and a $34.2 million decrease in income tax receivable and deferred tax assets offset primarily by increases of $200.7 million in gross loans and increases of $131.5 million in short-term investments and interest bearing deposits.

Investment Securities

Investment securities represented 20.2% of total assets at September 30, 2012, compared with 23.0% of total assets at December 31, 2011. The carrying value of investment securities at September 30, 2012, was $2.14 billion compared with $2.45 billion at December 31, 2011.  Securities available-for-sale are carried at fair value and had a net unrealized gain of $3.4 million at September 30, 2012, compared with a net unrealized loss of $15.0 million at December 31, 2011.  Book value for securities held-to-maturity was $849.4 million at September 30, 2012, compared to $1.15 billion at December 31, 2011.

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of September 30, 2012, and December 31, 2011:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
State and municipal securities	$129,173	$9,392	$-	$138,565
Mortgage-backed securities	710,230	49,366	-	759,596
Corporate debt securities	9,973	-	67	9,906
Total securities held-to-maturity	$849,376	$58,758	$67	$908,067

Securities Available-for-Sale
U.S. treasury securities	$309,746	$177	$3	$309,920
U.S. government sponsored entities	50,000	103	-	50,103
Mortgage-backed securities	544,579	22,176	4	566,751
Collateralized mortgage obligations	11,329	496	44	11,781
Asset-backed securities	151	-	5	146
Corporate debt securities	357,873	-	20,324	337,549
Mutual funds	6,000	149	-	6,149
Preferred stock of government sponsored entities	569	318	-	887
Trust preferred securities	9,965	320	-	10,285
Other equity securities	-	-	-	-
Total securities available-for-sale	$1,290,212	$23,739	$20,380	$1,293,571
Total investment securities	$2,139,588	$82,497	$20,447	$2,201,638

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity	(In thousands)
U.S. government sponsored entities	$99,966	$1,406	$-	$101,372
State and municipal securities	129,577	7,053	-	136,630
Mortgage-backed securities	913,990	42,351	-	956,341
Corporate debt securities	9,971	-	337	9,634
Total securities held-to-maturity	$1,153,504	$50,810	$337	$1,203,977

Securities Available-for-Sale
U.S. government sponsored entities	$500,007	$1,226	$7	$501,226
State and municipal securities	1,869	59	-	1,928
Mortgage-backed securities	325,706	12,361	436	337,631
Collateralized mortgage obligations	16,184	540	238	16,486
Asset-backed securities	172	-	6	166
Corporate debt securities	412,045	113	31,729	380,429
Mutual funds	6,000	48	13	6,035
Preferred stock of government sponsored entities	569	1,085	-	1,654
Trust preferred securities	45,501	486	24	45,963
Other equity securities	1,468	1,492	-	2,960
Total securities available-for-sale	$1,309,521	$17,410	$32,453	$1,294,478
Total investment securities	$2,463,025	$68,220	$32,790	$2,498,455

For additional information, see Note 6 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Investment securities having a carrying value of $1.57 billion at September 30, 2012, and $1.68 billion at December 31, 2011, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, interest rate swaps, and foreign exchange transactions.

Loans

Gross loans, excluding loans held for sale, were $7.26 billion at September 30, 2012, an increase of $216.2 million, or 3.1%, from $7.04 billion at June 30, 2012, primarily due to an increase of $137.2 million, or 7.1%, in commercial loans. Gross loans, excluding loans held for sale, were $7.26 billion at September 30, 2012, an increase of $200.7 million, or 2.8%, from $7.06 billion at December 31, 2011, primarily due to an increase of $214.6 million, or 11.5%, in commercial loans and an increase of $101.6 million, or 10.5%, in residential mortgage loans offset by a decrease of $50.1 million, or 21.1%, in real estate construction loans and a decrease of $44.1 million, or 1.2%, in commercial mortgage loans.  The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	September 30, 2012	% of Gross Loans	December 31, 2011	% of Gross Loans	% Change
Type of Loans	(Dollars in thousands)
Commercial loans	$2,082,920	28.7%	$1,868,275	26.5%	11.5%
Residential mortgage loans	1,073,880	14.8	972,262	13.8	10.5
Commercial mortgage loans	3,704,777	51.0	3,748,897	53.1	(1.2)
Equity lines	199,403	2.7	214,707	3.0	(7.1)
Real estate construction loans	187,248	2.6	237,372	3.4	(21.1)
Installment and other loans	11,702	0.2	17,699	0.2	(33.9)

Gross loans	$7,259,930	100%	$7,059,212	100%	2.8%

Allowance for loan losses	(184,438)		(206,280)		(10.6)
Unamortized deferred loan fees	(9,036)		(8,449)		6.9

Total loans, net	$7,066,456		$6,844,483		3.2%

Loans held for sale	$-		$760		-100.0%

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

The ratio of non-performing assets, excluding non-accrual loans held for sale, to total assets was 1.5% at September 30, 2012, compared to 2.8% at December 31, 2011.  Total non-performing portfolio assets decreased $145.0 million, or 48.2%, to $155.6 million at September 30, 2012, compared to $300.6 million at December 31, 2011, primarily due to a $106.3 million decrease in non-accrual loans, a $32.1 million decrease in OREO, and a $6.7 million decrease in accruing loans past due 90 days or more.

As a percentage of gross loans, excluding loans held for sale, plus other real estate owned, our non-performing assets decreased to 2.13% at September 30, 2012, from 4.20% at December 31, 2011. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 196.0% at September 30, 2012, from 100.2% at December 31, 2011.

The following table presents the breakdown of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	September 30, 2012	December 31, 2011	% Change	September 30, 2011	% Change
Non-performing assets
Accruing loans past due 90 days or more	$-	$6,726	(100)	$13,053	(100)
Non-accrual loans:
Construction loans- residential	2,342	25,288	(91)	28,386	(92)
Construction loans- non-residential	7,080	20,724	(66)	21,611	(67)
Land loans	7,204	10,975	(34)	13,355	(46)
Commercial real estate loans, excluding land loans	41,550	96,809	(57)	83,983	(51)
Commercial loans	23,035	30,661	(25)	29,723	(23)
Residential mortgage loans	13,733	16,740	(18)	15,656	(12)
Total non-accrual loans:	$94,944	$201,197	(53)	$192,714	(51)
Total non-performing loans	94,944	207,923	(54)	205,767	(54)
Other real estate owned	60,642	92,713	(35)	94,308	(36)
Total non-performing assets	$155,586	$300,636	(48)	$300,075	(48)
Accruing troubled debt restructurings (TDRs)	$170,151	$120,016	42	$126,270	35
Non-accrual TDRs (included in non-accrual loans above)	$19,076	$50,870	(63)	$44,075	(57)
Non-accrual loans held for sale	$-	$760	(100)	$1,276	(100)

Allowance for loan losses	$184,438	$206,280	(11)	$209,116	(12)
Allowance for off-balance sheet credit commitments	1,610	2,069	(22)	1,863	(14)
Allowance for credit losses	$186,048	$208,349	(11)	$210,979	(12)

Total gross loans outstanding, at period-end (1)	$7,259,930	$7,059,212	3	$7,017,142	3
Allowance for loan losses to non-performing loans, at period-end (2)	194.26%	99.21%		101.63%

Allowance for loan losses to gross loans, at period-end (1)	2.54%	2.92%		2.98%
Allowance for credit losses to gross loans, at period-end (1)	2.56%	2.95%		3.01%

(1) Excludes loans held for sale at period-end.
(2) Excludes non-accrual loans held for sale at period-end.

Non-accrual Loans

At September 30, 2012, total non-accrual portfolio loans, excluding loans held for sale, were $94.9 million, a decrease of $106.3 million, or 52.8%, from $201.2 million at December 31, 2011, and a decrease of $97.8 million, or 50.7%, from $192.7 million at September 30, 2011. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, of these loans on a quarterly basis and adjust the allowance accordingly.  Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

No loans were held for sale at September 30, 2012, compared to $760,000 at December 31, 2011.  In the first nine months of 2012, we added three new loans of $16.0 million, sold four loans of $16.2 million for a net loss on sale of $26,000, and transferred a loan held for sale of $500,000 to held for investment.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	September 30, 2012		December 31, 2011
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$20,107	$2,185	$52,896	$3,078
Commercial real estate	44,598	1,489	106,665	1,929
Land	7,204	-	10,975	-
Personal property (UCC)	-	19,361	-	25,654
Total	$71,909	$23,035	$170,536	$30,661

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	September 30, 2012		December 31, 2011
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$41,146	$2,199	$120,623	$1,518
Wholesale/retail	14,309	2,977	33,675	5,833
Food/restaurant	1,110	641	-	817
Import/export	2,772	17,218	-	22,493
Other	12,572	-	16,238	-
Total	$71,909	$23,035	$170,536	$30,661

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

Other Real Estate Owned

At September 30, 2012, other real estate owned totaled $60.6 million, which decreased $32.1 million, or 34.6%, compared to $92.7 million at December 31, 2011, and decreased $33.7 million, or 35.7%, compared to $94.3 million at September 30, 2011.

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events.  The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over 90 days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally a loan amount less than $500,000  (less than $100,000 for prior quarters before September 30, 2011), are treated as a homogeneous portfolio.  If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate.  If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral.  We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired.  The appraisals are based on “as is” or bulk sale valuations.  To ensure that appraised values remain current, we generally obtain an updated appraisal every six months from qualified independent appraisers.  Furthermore, if the most current appraisal is dated more than three months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral.  If the third party market data indicates that the value of our collateral property values has declined since the most recent valuation date, we adjust downward the value of the property to reflect current market conditions.  If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses.  If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 3% to 6% of the fair value, depending on the size of the impaired loan, is charged off against the allowance for loan losses.  Non-accrual impaired loans, including troubled debt restructurings, are not returned to accrual status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due, and troubled debt restructurings are reviewed for continued impairment until they are no longer reported as troubled debt restructurings.

At September 30, 2012, recorded investment in impaired loans totaled $265.1 million and was comprised of non-accrual loans of $94.9 million and accruing TDR’s of $170.2 million.  At December 31, 2011, recorded investment in impaired loans totaled $322.0 million and was comprised of non-accrual loans of $201.2 million, non-accrual loans held for sale of $760,000, and accruing TDR’s of $120.0 million.  As of September 30, 2012, $71.9 million, or 75.7%, of the $94.9 million non-accrual loans were secured by real estate compared to $170.5 million, or 84.8%, of the $201.2 million of non-accrual loans that were secured by real estate at December 31, 2011. In light of changing property values in the current economic fluctuation affecting the real estate markets, the Bank has obtained current appraisals, sales contracts, or other available market price information which provide updated factors in evaluating potential loss.

At September 30, 2012, $5.4 million of the $184.4 million allowance for loan losses was allocated for impaired loans and $179.0 million was allocated to the general allowance.  At December 31, 2011, $7.6 million of the $206.3 million allowance for loan losses was allocated for impaired loans and $198.7 million was allocated to the general allowance.  The amount of the allowance for loan losses allocated to impaired loans at September 30, 2012 remained essentially the same as at December 31, 2011.   For the third quarter of 2012, net loan charge-offs were $7.7 million, or 0.43%, of average loans compared to net charge-offs of $29.5 million, or 1.67%, of average loans in the same quarter of 2011.

The allowance for credit losses to non-accrual loans increased to 196.0% at September 30, 2012, from 103.6% at December 31, 2011, primarily due to decreases in non-accrual loans.  Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	September 30, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$22,832	$17,561	$-	$46,671	$38,194	$-
Real estate construction loans	53,613	40,877	-	134,836	78,767	-
Commercial mortgage loans	204,549	165,440	-	187,580	149,034	-
Residential mortgage and equity lines	4,318	4,244	-	8,555	7,987	-
Subtotal	$285,312	$228,122	$-	$377,642	$273,982	$-
With allocated allowance
Commercial loans	$15,182	$9,490	$1,791	$11,795	$7,587	$3,336
Real estate construction loans	9,932	779	279	-	-	-
Commercial mortgage loans	13,902	12,969	1,729	29,722	28,023	2,969
Residential mortgage and equity lines	16,072	13,736	1,626	13,813	12,381	1,249
Subtotal	$55,088	$36,974	$5,425	$55,330	$47,991	$7,554
Total impaired loans	$340,400	$265,096	$5,425	$432,972	$321,973	$7,554

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

As of September 30, 2012, construction loans of $45.5 million were disbursed with pre-established interest reserves of $6.3 million compared to $16.8 million of such loans disbursed with pre-established interest reserves of $3.2 million at December 31, 2011.  The balance for construction loans with interest reserves which have been extended was zero at September 30, 2012, and at December 31, 2011.  Land loans of $18.4 million were disbursed with pre-established interest reserves of $1.0 million at September 30, 2012, compared to $10.8 million land loans disbursed with pre-established interest reserves of $223,000 at December 31, 2011.  The balance for land loans with interest reserves which have been extended was $9.5 million at September 30, 2012, compared to $9.5 million at December 31, 2011.

At September 30, 2012, the Bank had no loans on non-accrual status with available interest reserves.  At September 30, 2012, $2.3 million of non-accrual residential construction loans, $7.1 million of non-accrual non-residential construction loans, and $5.4 million of non-accrual land loans had been originated with pre-established interest reserves.  At December 31, 2011, $13.4 million of non-accrual residential construction loans, $20.7 million of non-accrual non-residential construction loans, and $7.9 million of non-accrual land loans had been originated with pre-established interest reserves.  While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in sales or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; and Hong Kong.  The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers.  Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral. There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of September 30, 2012, and as of December 31, 2011.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution's total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50% or more within the last thirty-six months.  Total loans for construction, land development, and other land represented 18% of total risk-based capital as of September 30, 2012, and 23% as of December 31, 2011.  Total CRE loans represented 209% of total risk-based capital as of September 30, 2012, and 236% as of December 31, 2011 and were below the Bank’s internal limit for CRE loans of 300% of total capital at both dates.

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

The allowance for loan losses was $184.4 million and the allowance for off-balance sheet unfunded credit commitments was $1.6 million at September 30, 2012, which represented the amount believed by management to be sufficient to absorb credit losses inherent in the loan portfolio, including unfunded commitments.  The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $186.0 million at September 30, 2012, compared to $208.3 million at December 31, 2011, a decrease of $22.3 million, or 10.7%.  The allowance for credit losses represented 2.56% of period-end gross loans, excluding loans held for sale, and 196.0% of non-performing portfolio loans at September 30, 2012.  The comparable ratios were 2.95% of period-end gross loans, excluding loans held for sale, and 100.2% of non-performing portfolio loans at December 31, 2011.  The following table sets forth information relating to the allowance for credit losses for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Allowance for Loan Losses	(Dollars in thousands)

Balance at beginning of period	$192,274	$229,900	$206,280	$245,231
Provision/(reversal) for credit losses	-	9,000	(9,000)	25,000
Transfers from/(to) reserve for off-balance sheet credit commitments	(104)	(316)	459	474
Charge-offs :
Commercial loans	(7,387)	(1,219)	(14,479)	(11,215)
Construction loans-residential	-	(10,923)	(391)	(18,349)
Construction loans-other	(39)	(12,616)	(774)	(16,045)
Real estate loans	(1,441)	(5,560)	(12,351)	(24,119)
Land loans	(2)	(522)	(101)	(1,008)
Installment loans and other loans	-	-	(25)	-

Total charge-offs	(8,869)	(30,840)	(28,121)	(70,736)
Recoveries:
Commercial loans	331	513	1,230	1,568
Construction loans-residential	449	6	3,712	3,667
Construction loans-other	28	402	1,913	629
Real estate loans	317	426	6,784	2,665
Land loans	12	25	1,178	618
Installment loans and other loans	-	-	3	-
Total recoveries	1,137	1,372	14,820	9,147

Balance at end of period	$184,438	$209,116	$184,438	$209,116

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$1,506	$1,547	$2,069	$2,337
Provision/(reversal) for credit losses/transfers	104	316	(459)	(474)
Balance at end of period	$1,610	$1,863	$1,610	$1,863

Average loans outstanding during period ended (1)	$7,122,221	$6,980,063	$7,018,800	$6,925,265
Total gross loans outstanding, at period-end (1)	$7,259,930	$7,017,142	$7,259,930	$7,017,142
Total non-performing loans, at period-end (1)	$94,944	$205,767	$94,944	$205,767
Ratio of net charge-offs to average loans outstanding during the period	0.43%	1.67%	0.25%	1.19%
Provision for loan losses to average loans outstanding during the period	0.00%	0.51%	-0.17%	0.48%
Allowance for loan losses to non-performing loans at period-end	195.96%	102.53%	195.96%	102.53%
Allowance for loan losses to gross loans at period-end	2.56%	3.01%	2.56%	3.01%

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

 The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

(Dollars in thousands)	September 30, 2012		December 31, 2011
Type of Loan:	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans
Commercial loans	$65,738	27.1%	$65,658	23.9%
Residential mortgage loans (1)	10,528	17.2	10,795	16.4
Commercial mortgage loans	92,011	52.6	108,021	54.9
Real estate construction loans	16,128	2.9	21,749	4.5
Installment and other loans	33	0.2	57	0.3
Total	$184,438	100%	$206,280	100%
(1) Residential mortgage loans includes equity lines.

The allowance allocated to commercial loans was $65.7 million at September 30, 2012, compared to $65.7 million at December 31, 2011.  The allowance allocated to commercial loans was essentially unchanged from December 31, 2011 to September 30, 2012 as loan loss provisions matched net commercial loan net charge-offs.

The allowance allocated to commercial mortgage loans decreased from $108.0 million at December 31, 2011, to $92.0 million at September 30, 2012, which was primarily due to the decrease in classified  commercial mortgage loans to $263.1 million at September 30, 2012, from $403.5 million at December 31, 2011.  The overall allowance for total commercial mortgage loans was 2.5% at September 30, 2012, and 2.9% at December 31, 2011.

The allowance allocated for construction loans decreased to $16.1 million, or 8.6%, of construction loans at September 30, 2012, compared to $21.7 million, or 9.2%, of construction loans at December 31, 2011, primarily due to the decrease in classified construction loans to $50.9 million at September 30, 2012, from $98.7 million at December 31, 2011.

Deposits

Total deposits were $7.4 billion at September 30, 2012, an increase of $123.9 million, or 1.7%, from $7.2 billion at December 31, 2011, primarily due to a $170.6 million, or 15.9%, increase in non-interest bearing demand deposits, a $132.4 million, or 13.9%, increase in money market deposits, a $118.2 million, or 26.2%, increase in NOW deposits, and a $40.2 million, or 9.6%, increase in savings deposits, offset by a $164.9 million, or 19.8%, decrease in time deposits under $100,000 and a $172.5 million, or 4.9%, decrease in time deposits of $100,000 or more.  The following table displays the deposit mix as of the dates indicated:

	September 30, 2012	% of Total	December 31, 2011	% of Total
Deposits	(Dollars in thousands)
Non-interest-bearing demand	$1,245,312	16.9%	$1,074,718	14.9%
NOW	569,708	7.8	451,541	6.2
Money market	1,083,917	14.7	951,516	13.2
Savings	460,182	6.3	420,030	5.8
Time deposits under $100,000	668,051	9.1	832,997	11.5
Time deposits of $100,000 or more	3,325,871	45.2	3,498,329	48.4
Total deposits	$7,353,041	100.0%	$7,229,131	100.0%

Borrowings

Borrowings include Federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities sold under agreements to repurchase were $1.4 billion with a weighted average rate of 3.89% at September 30, 2012, compared to $1.4 billion with a weighted average rate of 4.14% at December 31, 2011.  In May 2011, the Company prepaid a security sold under an agreement to repurchase of $50 million with a rate of 4.83% and incurred a prepayment penalty of $1.7 million.  In the second quarter of 2012, the Company modified $100.0 million of securities sold under agreements to repurchase to extend the term by an additional four years, reduce the rate of these agreements by 150 basis points and remove the callable feature of these borrowings.  In July 2012, the Company prepaid a security sold under an agreement to repurchase of $50 million with a rate of 4.43% and incurred a prepayment penalty of $3.5 million.  In the third quarter of 2012, the Company modified two separate $50.0 million of securities sold under agreements to repurchase by extending the term by an additional two and an additional three years, respectively, reducing the rate by an average of 185 basis points and removing the callable feature of these borrowings.  Nine floating-to-fixed rate agreements totaling $500.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 100 basis points to three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.35% to 5.07%.  After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months.  For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.79% and minimum rate of 0.0%.  After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The table below provides summary data for the $1.15 billion of callable securities sold under agreements to repurchase as of September 30, 2012:

(Dollars in millions)	Fixed-to-floating						Floating-to-fixed		Total
Rate type	Float Rate						Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.79%	3.53%	3.50%	3.50%	3.53%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	1	4	3	1	1	5	4	22
Amount	$150.0	$50.0	$200.0	$150.0	$50.0	$50.0	$300.0	$200.0	$1,150.0
Weighted average rate	3.78%	3.53%	3.50%	3.50%	3.53%	3.25%	4.61%	5.00%	4.08%
Final maturity	2014	2014	2014	2015	2015	2015	2014	2017

The table below provides summary data for non-callable fixed rate securities sold under agreements to repurchase as of September 30, 2012:

Maturity	No. of Agreements	Amount (In thousands)	Weighted Average Interest Rate
3 years to 5 years	2	$100,000	2.71%
Over 5 years	2	100,000	2.86%
Total	4	$200,000	2.79%

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary.  The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.5 billion as of September 30, 2012, and $1.6 billion as of December 31, 2011.

Advances from the FHLB were $21.2 million with a rate of 1.38% at September 30, 2012, compared to $225.0 million with weighted average rate of 2.08% at December 31, 2011.  The Company prepaid advances from the FHLB of $100.0 million with a rate of 4.60% in the first quarter of 2012, compared to $100.0 million at a rate of 4.54% during the third quarter of 2011, $100.0 million at a rate of 4.33% during the second quarter of 2011, and $200.0 million with a weighted average rate of 4.29% during the first quarter of 2011.  No prepayments of FHLB in the second quarter or in the third quarter of 2012.  Prepayment penalties incurred for prepayments of FHLB borrowings were $4.5 million in the third quarter of 2011, and $2.8 million  for the nine months ended September 30, 2012, and $16.8 million for the nine months ended September 30, 2011.

Long-term Debt

Long-term debt was $171.1 million at both September 30, 2012, and December 31, 2011.  Long-term debt is comprised of subordinated debt, which qualifies as Tier II capital for regulatory purposes, and Junior Subordinated Notes, which qualifies as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of September 30, 2012.   Payments for deposits and borrowings do not include interest.   Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(In thousands)

Contractual obligations:
Deposits with stated maturity dates	$3,635,913	$346,756	$11,253	$-	$3,993,922
Securities sold under agreements to repurchase (1)	-	950,000	200,000	-	1,150,000
Securities sold under agreements to repurchase (2)	-	-	100,000	100,000	200,000
Advances from the Federal Home Loan Bank	-	-	21,200	-	21,200
Other borrowings	-	-	-	18,746	18,746
Long-term debt	-	-	-	171,136	171,136
Operating leases	5,563	7,281	2,479	35	15,358
Total contractual obligations and other commitments	$3,641,476	$1,304,037	$334,932	$289,917	$5,570,362

(1)
These repurchase agreements have a final maturity of 5-year, 7-year and 10-year from origination date but are callableon a quarterly basis after six months, one year, or 18 months for the 7-year term and one year for the 5-year and 10-year term.

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

Capital Resources

Total equity was $1.61 billion at September 30, 2012, an increase of $90.3 million, or 6.0%, from $1.52 billion at December 31, 2011.  The following table summarizes the activity in total equity:

(In thousands)	Nine months ended September 30, 2012
Net income	$89,584
Stock issued to officers as compensation	450
Proceeds from shares issued through the Dividend Reinvestment Plan	211
Proceeds from exercise of stock options	647
Net tax short-fall from stock-based compensation expense	(581)
Share-based compensation	1,801
Other comprehensive income	10,679
Preferred stock dividends	(10,127)
Cash dividends paid to common stockholders	(2,361)
Net increase in total equity	$90,303

Capital Adequacy Review

Management seeks to maintain the Company's capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of September 30, 2012.  In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 6.0%, total risk-based capital ratio equal to or greater than 10.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.  During the third quarter of 2012, we began consulting with our regulators regarding repayment in installments of the Company’s Series B Preferred stock to be funded by dividend payments from the Bank to Bancorp.  The timing of any such repayment, if any, is uncertain at this time.

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of September 30, 2012, and December 31, 2011:

	Cathay General Bancorp				Cathay Bank
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$1,400,587	17.08	$1,318,948	15.97	$1,354,980	16.54	$1,289,747	15.64
Tier 1 capital minimum requirement	327,938	4.00	330,355	4.00	327,699	4.00	329,928	4.00
Excess	$1,072,649	13.08	$988,593	11.97	$1,027,281	12.54	$959,819	11.64

Total capital (to risk-weighted assets)	$1,554,170	18.96	$1,474,496	17.85	$1,508,486	18.41	$1,444,165	17.51
Total capital minimum requirement	655,876	8.00	660,710	8.00	655,399	8.00	659,855	8.00
Excess	$898,294	10.96	$813,786	9.85	$853,087	10.41	$784,310	9.51

Tier 1 capital (to average assets)
– Leverage ratio	$1,400,587	13.57	$1,318,948	12.93	$1,354,980	13.14	$1,289,747	12.66
Minimum leverage requirement	412,882	4.00	408,146	4.00	412,411	4.00	407,643	4.00
Excess	$987,705	9.57	$910,802	8.93	$942,569	9.14	$882,104	8.66

Risk-weighted assets	$8,198,453		$8,258,878		$8,192,482		$8,248,190
Total average assets (1)	$10,322,050		$10,203,647		$10,310,284		$10,191,078

(1)
The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinablefair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

In June 2012, the Federal Reserve Board and the FDIC (collectively, the Agencies) each issued Notices of Proposed Rulemaking (NPRs) that would revise and replace the Agencies' current regulatory capital rules to align with the June 2011 Bank for International Settlements regulatory framework, commonly referred to as Basel III. These capital standards meet certain requirements of the Dodd-Frank Act. Requirements included in the proposed NPRs would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers, higher minimum capital ratios, and new “prompt corrective action” triggers and restrictions. The revisions include revised methodologies for determining risk-weighted assets for residential mortgages, unused loan commitments, securitization exposures, nonperforming assets, and counterparty credit risk. We are currently evaluating the impact of the proposed NPRs on our regulatory capital ratios. While uncertainty exists in the final form of the U.S. rules implementing the Basel III capital framework, we expect to meet the final requirements adopted by U.S. banking regulators within regulatory timelines.

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. Commencing with the second quarter of 2009, our Board of Directors reduced our common stock dividend to $.08 per share and to $.01 per share thereafter. The amount of future dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors.  As discussed in the “Regulatory Matters” section below, we are to consult with our regulators before paying any dividends.  On November 17, 2010, the Federal Reserve issued guidance that bank holding companies participating in government capital programs still outstanding should not increase dividend payouts. There can be no assurance that our regulators will not object to the payment of such dividends. In our February 27, 2012 three-year capital and strategic plan submitted to our regulators, we indicated that, subject to regulatory approval, the Bank expected to pay a dividend of $23.9 million to Bancorp during the second quarter of 2012 to increase Bancorp’s cash balance to equal at least two years of Bancorp’s operating expenses and then additional quarterly dividends beginning in the third quarter of 2012 in an amount which would maintain cash balances at Bancorp equal to at least two years of Bancorp’s operating expenses.  The Bank paid a dividend of $23.9 million to Bancorp on May 10, 2012, and paid an additional dividend of $4.6 million to Bancorp on August 14, 2012.  The terms of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, and Junior Subordinated Notes also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends on our Series B Preferred Stock or in our payment of interest on our Junior Subordinated Notes, we may not pay dividends on our common stock.

The Company declared a cash dividend of $.01 per share for distribution to holders of our common stock on September 11, 2012, on 78,733,440 shares outstanding, on June 6, 2012, on 78,709,254 shares outstanding, and on March 1, 2012, on 78,704,660 shares outstanding.  Total cash dividends of $2.4 million were paid for the first nine months ended September 30, 2012.

Country Risk Exposures

The Company’s total assets were $10.6 billion and total foreign country risk net exposures were $829.9 million at September 30, 2012.  Total foreign country risk net exposures at September 30, 2012, were comprised primarily of $229.7 million from Hong Kong, $186.7 million from England, $179.9 million from China, $60.8 million from Switzerland, $60.6 million from France, $58.9 million from Australia, $29.5 million from Taiwan, and $20.7 million from Canada.  Risk is determined based on location of the borrowers, issuers, and counterparties.

All foreign country risk net exposures were to non-sovereign counterparties except $7.0 million due from the Hong Kong Monetary Authority at September 30, 2012.

Unfunded exposures were $40.4 million at September 30, 2012, and were comprised of primarily $40.0 million of unfunded loans to two financial institutions in China, a $190,000 unfunded loan to a borrower in Taiwan, and a $188,000 unfunded loan to a borrower in Canada.

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

As of December 31, 2011, we had five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years.  These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities.  These five interest rate swap agreements all matured in the third quarter of 2012.  The net amount accrued on these interest rate swaps and the changes in the market value of these interest rate swaps were recorded as a reduction to other non-interest income in the amount of $288,000 for the first nine months of 2012 compared to $1.2 million in the same period a year ago.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counter parties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.  At September 30, 2012, the notional amount of option contracts totaled $13.5 million with a net positive fair value of $7,500. Spot and forward contracts in the total notional amount of $184.7 million had a positive fair value of $2.4 million at September 30, 2012.  Spot and forward contracts in the total notional amount of $142.2 million had a negative fair value of $1.0 million at September 30, 2012. At December 31, 2011, the notional amount of option contracts totaled $4.3 million with a net positive fair value of $29,000.  Spot and forward contracts in the total notional amount of $238.6 million had a positive fair value, in the amount of $2.2 million, at December 31, 2011.  Spot and forward contracts in the total notional amount of $128.2 million had a negative fair value, in the amount of $486,000, at December 31, 2011.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace.  Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB.  At September 30, 2012, our liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 15.1% compared to 15.8% at December 31, 2011.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary.  As of September 30, 2012, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.39 billion.  Advances from FHLB were $21.2 million at September 30, 2012.  The Bank expects to be able to access this source of funding, if required, in the near term.  The Bank has pledged a portion of its commercial and real estate loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program to secure these borrowings.  At September 30, 2012, the borrowing capacity under the Borrower-in-Custody program was $209.1 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. At September 30, 2012, investment securities and trading securities totaled $2.15 billion, with $1.57 billion pledged as collateral for borrowings and other commitments. The remaining $574.1 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 91% of the Company’s time deposits mature within one year or less as of September 30, 2012.  Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace.  However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits.  Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The Bancorp obtains funding for its activities primarily through dividend income contributed by the Bank and the issuance of additional common stock and, to a lesser extent, proceeds from issuance of  Bancorp common stock through our Dividend Reinvestment Plan and exercise of stock options.  Dividends paid to the Bancorp by the Bank are subject to regulatory limitations and approval.  In light of the uncertain economic times and the regulatory considerations described under “Dividend Policy” and “Regulatory Matters,” the Bank did not pay a dividend to Bancorp during 2009, 2010 or 2011. In our February 27, 2012 three-year capital and strategic plan submitted to our regulators, we indicated that, subject to regulatory approval, the Bank expected to pay a dividend of $23.9 million to Bancorp during the second quarter of 2012 to increase Bancorp’s cash balance to equal at least two years of Bancorp’s operating expenses and then additional quarterly dividends beginning in the third quarter of 2012 in an amount which would maintain cash balances at Bancorp equal to at least two years of Bancorp’s operating expenses.  The Bank paid a dividend of $23.9 million to Bancorp on May 10, 2012, and paid additional dividend of $4.6 million to Bancorp on August 14, 2012.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments.

Regulatory Matters

On December 17, 2009, the Bancorp entered into a memorandum of understanding with the Federal Reserve Bank of San Francisco (FRB SF) under which we agreed that we will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions.   We do not believe that this agreement regarding dividends from the Bank will have a material adverse effect on our operations.  We had retained a portion of the proceeds from our common stock offerings to be used, for among other things, payments of future dividends on our common and preferred stock and payments on trust preferred securities.  In our February 27, 2012 three-year capital and strategic plan submitted to our regulators, we indicated that, subject to regulatory approval, the Bank expected to pay a dividend of $23.9 million to Bancorp during the second quarter of 2012 to increase Bancorp’s cash balance to equal at least two years of Bancorp’s operating expenses and then additional quarterly dividends beginning in the third quarter of 2012 in an amount which would maintain cash balances at Bancorp equal to at least two years of Bancorp’s operating expenses.  The Bank paid a dividend of $23.9 million to Bancorp on May 10, 2012, and paid additional dividend of $4.6 million to Bancorp on August 14, 2012.

Under the memorandum, we also agreed to submit to the FRB SF for review and approval a plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank, a dividend policy for the Bancorp, a plan to improve management of our liquidity position and funds management practices, and a liquidity policy and contingency funding plan for the Bancorp. As part of our compliance with the memorandum, on January 22, 2010, we submitted to the FRB SF a Three-Year Capital and Strategic Plan that updates a previously submitted plan and establishes, among other things, targets for our Tier 1 risk-based capital ratio, total risk-based capital ratio, Tier 1 leverage capital ratio, and tangible common risk-based ratio, each of which, where applicable, are above the minimum requirements for a well-capitalized institution. In addition, we agreed to notify the FRB SF prior to effecting certain changes to our senior executive officers and Board of Directors and we are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments. We also agreed in the memorandum that we will not, without the prior written approval of the FRB SF, directly or indirectly, (i) incur, renew, increase or guaranty any debt, (ii) issue any trust preferred securities, or (iii) purchase, redeem, or otherwise acquire any of our stock. The target and actual capital levels of the Three-Year Capital and Strategic Plan submitted to the FRB SF, with any excess or deficiency of the actual over the target levels, are as follows as of September 30, 2012:

	Tier 1 risk-based capital ratio	Total risk-based capital ratio	Tier 1 leverage capital ratio	Tangible common risk-based ratio*

Actual	17.08%	18.96%	13.57%	12.41%
Target Levels	11.50%	13.50%	9.50%	5.00%
Excess/(deficiency)	5.58%	5.46%	4.07%	7.41%

* Tier 1 risk-based capital excluding preferred stock, trust preferred stock and REIT preferred stock divided by total risk-weighted assets.

On March 1, 2010, the Bank entered into a memorandum of understanding with the Department of Financial Institutions (DFI) and the FDIC pursuant to which we are required to develop and implement, within specified time periods, plans satisfactory to the DFI and the FDIC to reduce commercial real estate concentrations, to enhance and to improve the quality of our stress testing of the Bank’s loan portfolio, and to revise our loan policy in connection therewith; to develop and adopt a strategic plan addressing improved profitability and capital ratios and to reduce the Bank’s overall risk profile; to develop and adopt a capital plan; to develop and implement a plan to improve asset quality, including the methodology for calculating the loss reserve allocation and evaluating its adequacy; and to develop and implement a plan to reduce dependence on wholesale funding. In addition, we are required to report our progress to the DFI and FDIC on a quarterly basis.  As part of our compliance with the Bank memorandum, on April 30, 2010, we submitted to the DFI and the FDIC a Three-Year Capital Plan that updated the Three-Year Capital and Strategic Plan previously submitted to the FRB SF on January 22, 2010 and established, among other things, targets for our Tier 1 risk-based capital ratio and total risk-based capital ratio, each of which are above the minimum requirements for a well-capitalized institution, and effective September 30, 2011, a target Tier 1 to total tangible assets ratio. The target and actual capital levels of the Three-Year Capital Plan submitted to the DFI and FDIC, and any excess or deficiency of the actual over target levels, are as follows as of September 30, 2012:

	Tier 1 risk-based capital ratio	Total risk-based capital ratio	Tier 1 capital to total tangible assets ratio

Actual	16.54%	18.41%	13.19%
Target Levels	11.50%	13.50%	9.50%
Excess/(deficiency)	5.04%	4.91%	3.69%

Under the memorandum of understanding with the DFI and the FDIC, we are also subject to a restriction on dividends from the Bank to Bancorp, a requirement to maintain an adequate allowance for loan and lease losses, and restrictions on any new branches and business lines without prior approval.  We are currently required to notify the FDIC prior to effecting certain changes to our senior executive officers and Board of Directors and are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments; and we are required to retain management and directors acceptable to the DFI and the FDIC.  On November 7, 2012, the memorandum of understanding between the Bank and the DFI and the FDIC was terminated.

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

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of September 30, 2012:

Change in Interest Rate (Basis Points)	Net Interest Income Volatility (1)	Market Value of Equity Volatility (2)
+200	9.7	8.7
+100	3.7	4.9
-100	-0.6	-1.6
-200	-0.6	-2.3

(1)	The percentage change in this column represents net interest income of the Company for 12 monthsin a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stableinterest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the third fiscal quarter of 2012 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2012 - July 31, 2012)	0	$0	0	622,500
Month #2 (August 1, 2012 - August 31, 2012)	0	$0	0	622,500
Month #3 (September 1, 2012 - September 30, 2012)	0	$0	0	622,500
Total	0	$0	0	622,500

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

____________________
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

Date: November 8, 2012

/s/ Dunson K. Cheng
Dunson K. Cheng
Chairman, President, and
Chief Executive Officer

Date: November 8, 2012
/s/ Heng W. Chen
Heng W. Chen
Executive Vice President and
Chief Financial Officer