Form 10-K
period 2012-12-31
CATHAY GENERAL BANCORP
filed 2013-03-01
CIK 861842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2012) was $1,186,791,731.  This value is estimated solely for the purposes of this cover page.  The market value of shares held by Registrant’s directors, executive officers, and Employee Stock Ownership Plan have been excluded because they may be considered to be affiliates of the Registrant.

As of February 15, 2013, there were 78,785,472 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
•
Portions of Registrant’s definitive proxy statement relating to Registrant’s 2013 Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2012, are incorporated by reference into Part III.

CATHAY GENERAL BANCORP

2012 ANNUAL REPORT ON FORM 10-K

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

•	potential goodwill impairment;
•	liquidity risk;
•	fluctuations in interest rates;
•	inflation and deflation;
•	risks associated with acquisitions and the expansion of our business into new markets;
•	real estate market conditions and the value of real estate collateral;
•	environmental liabilities;
•	our ability to compete with larger competitors;
•	the possibility of higher capital requirements, including implementation of the Basel III capital standards of the Basel Committee;
•	our ability to retain key personnel;
•	successful management of reputational risk;
•	natural disasters and geopolitical events;

•	general economic or business conditions in California, Asia, and other regions where the Bank has operations;
•	restrictions on compensation paid to our executives as a result of our participation in the TARP Capital Purchase Program;
•	failures, interruptions, or security breaches of our information systems;
•	our ability to adapt our systems to technological changes, including successfully implementing our core system conversion;
•	adverse results in legal proceedings;
•	changes in accounting standards or tax laws and regulations;
•	market disruption and volatility;
•	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
•	successfully raising additional capital, if needed, and the resulting dilution of interests of holders of our common stock; and
•	the soundness of other financial institutions.

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

We are regulated as a bank holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Cathay Bank is regulated as a California commercial bank by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”).

Subsidiaries of Bancorp

In addition to its wholly-owned bank subsidiary, the Bancorp has the following subsidiaries:

Cathay Capital Trust I, Cathay Statutory Trust I, Cathay Capital Trust II, Cathay Capital Trust III and Cathay Capital Trust IV.  The Bancorp established Cathay Capital Trust I in June 2003, Cathay Statutory Trust I in September 2003, Cathay Capital Trust II in December 2003, Cathay Capital Trust III in March 2007, and Cathay Capital Trust IV in May 2007 (collectively, the “Trusts”) as wholly-owned subsidiaries.  The Trusts are statutory business trusts. The Trusts issued capital securities representing undivided preferred beneficial interests in the assets of the Trusts. The Trusts exist for the purpose of issuing the capital securities and investing the proceeds thereof, together with proceeds from the purchase of the common securities of the Trusts by the Bancorp, in Junior Subordinated Notes issued by the Bancorp. The Bancorp guarantees, on a limited basis, payments of distributions on the capital securities of the Trusts and payments on redemption of the capital securities of the Trusts. The Bancorp is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier 1 Capital for regulatory purposes.  Because the Bancorp is not the primary beneficiary of the Trusts, the financial statements of the Trusts are not included in our Consolidated Financial Statements.

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

Business of the Bank

General

Cathay Bank was incorporated under the laws of the State of California on August 22, 1961, was licensed by the DFI (previously known as the California State Banking Department) and commenced operations as a California state-chartered bank on April 19, 1962. Cathay Bank is an insured bank under the Federal Deposit Insurance Act by the FDIC, but it is not a member of the Federal Reserve.

The Bank’s head office is located in the Chinatown area of Los Angeles, at 777 North Broadway, Los Angeles, California 90012. In addition, as of December 31, 2012, the Bank had branch offices in Southern California (20 branches), Northern California (11 branches), New York (eight branches), Massachusetts (one branch), Texas (two branches), Washington (three branches), Illinois (three branch locations and one drive-through location), New Jersey (one branch), and Hong Kong (one branch) and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the FDIC. Each branch has loan approval rights subject to the branch manager’s authorized lending limits. Current activities of the Shanghai and Taipei representative offices are limited to coordinating the transportation of documents to the Bank’s head office and performing liaison services.

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

Through Cathay Wealth Management, the Bank provides its customers the ability to trade securities online and to purchase mutual funds, annuities, equities, bonds, and short-term money market instruments.  All securities and insurance products provided by Cathay Wealth Management are offered by, and all Financial Consultants are registered with, Cetera Financial Services, a registered securities broker/dealer and licensed insurance agency and member of the Financial Industry Regulatory Authority and Security Investor Protection Corporation.  Cetera Financial Services and Cathay Bank are independent entities.  These products are not insured by the FDIC.

Securities

The Bank’s securities portfolio is managed in accordance with a written Investment Policy which addresses strategies, types, and levels of allowable investments, and which is reviewed and approved by our Board of Directors on an annual basis.

Our investment portfolio is managed to meet our liquidity needs through proceeds from scheduled maturities and is also utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances.  The portfolio is comprised of U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, obligations of states and political subdivisions, corporate debt instruments, asset-backed securities, mutual funds, and equity securities.

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

The Bank utilizes both the 504 program, which is focused toward long-term financing of buildings and other long-term fixed assets, and the 7(a) program, which is the SBA’s primary loan program and which can be used for financing of a variety of general business purposes such as acquisition of land and buildings, equipment, inventory and working capital needs of eligible businesses generally over a 5- to 25-year term. The collateral position in the SBA loans is enhanced by the SBA guaranty in the case of 7(a) loans, and by lower loan-to-value ratios under the 504 program. The Bank has sold, and may in the future sell, the guaranteed portion of certain of its SBA 7(a) loans in the secondary market. SBA loan pricing is generally at a rate tied to the prime rate, as quoted in The Wall Street Journal.

Residential Mortgage Loans. The Bank originates single-family-residential mortgage loans. The single-family-residential mortgage loans are comprised of conforming, nonconforming, and jumbo residential mortgage loans, and are secured by first or subordinate liens on single (one-to-four) family residential properties. The Bank’s products include a fixed-rate residential mortgage loan and an adjustable-rate residential mortgage loan.  Mortgage loans are underwritten in accordance with the Bank’s and regulatory guidelines, on the basis of the borrower’s financial capabilities, independent appraisal of value of the property, historical loan quality, and other relevant factors. As of December 31, 2012, approximately 63% of the Bank’s residential mortgages were for properties located in California.  It is the current practice of the Bank to sell all conforming fixed rate residential first mortgages that meet Government Sponsored Agency guidelines to the Federal Home Loan Mortgage Corporation on a cash basis as they are originated. The Bank retains all other mortgage loans it originates in its portfolio. As such, the Bank doesn’t expect to be impacted by the expected regulations pertaining to risk retention, since the Bank doesn’t securitize any of the loans it sells or retains.

Real Estate Construction Loans. The Bank’s real estate construction loan activity focuses on providing short-term loans to individuals and developers, primarily for the construction of multi-unit projects. Residential real estate construction loans are typically secured by first deeds of trust and guarantees of the borrower. The economic viability of the projects, borrower’s credit worthiness, and borrower’s and contractor’s experience are primary considerations in the loan underwriting decision. The Bank utilizes approved independent licensed appraisers and monitors projects during the construction phase through construction inspections and a disbursement program tied to the percentage of completion of each project. The Bank also occasionally makes unimproved property loans to borrowers who intend to construct a single-family residence on their lots generally within twelve months. In addition, the Bank makes commercial real estate construction loans to high net worth clients with adequate liquidity for construction of office and warehouse properties. Such loans are typically secured by first deeds of trust and are guaranteed by the borrower.

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

   Distribution and Maturity of Loans.  Information concerning types, distribution, and maturity of loans is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 5 to the Consolidated Financial Statements.

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

Information concerning non-performing loans, restructured loans, allowance for credit losses, loans charged-off, loan recoveries, and other real estate owned is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 5 and Note 6 to the Consolidated Financial Statements.

Deposits

The Bank offers a variety of deposit products in order to meet its customers’ needs.  As of December 31, 2012, the Bank offered passbook accounts, checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, college certificates of deposit, and public funds deposits.   These products are priced in order to promote growth of deposits.

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

Expansion

   We have engaged in expansion through acquisitions and may consider acquisitions in the future in order to compete for new deposits and loans, and to be able to serve our customers more effectively

Subsidiaries of Cathay Bank

   Cathay Real Estate Investment Trust (“CB REIT”) is a real estate investment trust subsidiary of the Bank that was formed in January 2003 to provide the Bank with flexibility in raising capital.  During 2003, the Bank contributed $1.13 billion in loans and securities to CB REIT in exchange for 100% of the common stock of CB REIT.  CB REIT sold $4.4 million in 2003 and $4.2 million in 2004 of its 7.0% Series A Non-Cumulative preferred stock to accredited investors.  During 2005, CB REIT repurchased $131,000 of its preferred stock.  At December 31, 2012, total assets of CB REIT were consolidated with the Company and totaled approximately $1.47 billion.

   Cathay Community Development Corporation (“CCDC”) is a wholly-owned subsidiary of the Bank and was incorporated in September 2006.  The primary mission of CCDC is to help in the development of low-income neighborhoods in the Bank's California and New York service areas by providing or facilitating the availability of capital to businesses and real estate developers working to renovate these neighborhoods.  In October 2006, CCDC formed a wholly-owned subsidiary, Cathay New Asia Community Development Corporation (“CNACDC”), for the purpose of assuming New Asia Bank’s pre-existing New Markets Tax Credit activities in the greater Chicago area by providing or facilitating the availability of capital to businesses and real estate developers working to renovate these neighborhoods.   CNACDC has been certified as a community development entity and is seeking to participate in the U.S. Treasury Department's New Markets Tax Credit program.

   Cathay Holdings LLC (“CHLLC”) was incorporated in December 2007, Cathay Holdings 2 LLC (“CHLLC2”) was incorporated in January 2008, and Cathay Holdings 3 LLC (“CHLLC3”) was incorporated in December 2008.  They are wholly-owned subsidiaries of the Bank.  The purpose of these subsidiaries is to hold other real estate owned in the state of Texas that was transferred from the Bank.  Since February 2011, CHLLC, CHLLC2, and CHLLC3 have not owned any real estate.

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

Employees

   As of December 31, 2012, the Bank and its subsidiaries employed approximately 1,092 persons, including 480 banking officers.  None of the employees are represented by a union.  We believe that our employer-employee relations are good.

Available Information

   We invite you to visit our website at www.cathaygeneralbancorp.com, to access free of charge the Bancorp's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (the “SEC”). In addition, you can write to us to obtain a free copy of any of those reports at Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attn: Investor Relations. These reports are also available through the SEC’s Public Reference Room, located at 100 F Street NE, Washington, DC 20549 and online at the SEC’s website, located at www.sec.gov. Investors can obtain information about the operation of the SEC’s Public Reference Room by calling 800-SEC-0300.

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

 Additional initiatives may be proposed or introduced before Congress, the California Legislature, and other governmental bodies in the future.  Such proposals, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions and may subject us to increased supervision and disclosure and reporting requirements.  In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation.  It cannot be predicted whether, or in what form, any such legislation or regulatory changes in policy may be enacted or the extent to which the business of the Bank would be affected thereby.  In addition, the outcome of examinations, any litigation, or any investigations initiated by state or federal authorities may result in necessary changes in our operations and increased compliance costs.

 The Dodd-Frank Wall Street Reform and Consumer Protection Act

 The Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation (the “Dodd-Frank Act”) significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies.  The numerous rules and regulations that have been promulgated and are yet to be promulgated and finalized under the Dodd-Frank Act are likely to significantly impact our operations and compliance costs.  The Dodd-Frank Act followed the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (“ARRA”) in response to the economic downturn and financial industry instability.

 The Dodd-Frank Act impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time.  Many of the following key provisions of the Dodd-Frank Act affecting the financial industry are now either effective or are in the proposed rule or implementation stage:

●	the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation;

●
expanded the authority of the Federal Deposit Insurance Corporation (“FDIC”) to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions;

●
the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;

●	the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

●
limitations, or significant burdens and compliance and other costs, on activities traditionally conducted by banking organizations, such as originating and securitizing mortgage loans and other financial assets, arranging and participating in swap and derivative transactions and proprietary trading and investing in private equity and other funds (the “Volcker Rule”);

●	the termination of investments by the U.S. Treasury under the Troubled Asset Relief Program (“TARP”);

●	the elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions;

●
a permanent increase of FDIC deposit insurance to $250,000 and an extension of federal deposit coverage through 2012 for the full net amount held by depositors in business checking and othernon-interesting bearing transaction accounts;

●
changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution’s deposit base, but instead, will be its average consolidated total assets less its average tangible equity;

●	the elimination of remaining barriers to de novo interstate branching by banks;

●
expanded restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions;

●
provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including (i) stockholder advisory votes on executive compensation, (ii) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria, (iii) enhanced independence requirements for compensation committee members, and (iv) giving the SEC authority to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement; and

●
the establishment of the Consumer Finance Protection Bureau (“CFPB”) with responsibility for promulgating regulations designed to protect consumers’ financial interests and prohibit unfair, deceptive, and abusive acts and practices by financial institutions, and with authority to directly examine those financial institutions with $10 billion or more in assets for compliance with consumer laws and  regulations.

 In general, more stringent capital, liquidity and leverage requirements are expected to impact our business as the Dodd-Frank Act is fully implemented.  The federal agencies have issued proposed rules which will apply directly to larger institutions with more than $10 billion in assets, such as regulations of the Board of Governors of the Federal Reserve for financial institutions deemed systemically significant, Federal Reserve and FDIC rules requiring stress tests and Federal Reserve rules to implement the Volcker Rule.  However, requirements and policies imposed on larger institutions may, in some cases, become “best practice” standards for smaller institutions.  Therefore, as a result of the changes required by the Dodd-Frank Act, the profitability of our business activities may be impacted and we may be required to make changes to certain of our business practices.  These changes may also require us to devote significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

 We participated in TARP, which was designed to bolster eligible healthy institutions by injecting capital into these institutions, so that we could continue to lend and support our current and prospective clients.  Under the terms of our participation, we received $258 million in exchange for the issuance of preferred stock (the “Series B Preferred Stock”) and a warrant to purchase common stock and thereby became subject to various requirements, including certain restrictions on paying dividends on our common stock and repurchasing our equity securities, unless the U.S. Treasury has consented.

In order to participate in TARP, financial institutions were required to adopt certain standards for executive compensation and corporate governance.  ARRA also included a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  ARRA imposes certain   stringent executive compensation and corporate expenditure limits on all TARP recipients until the U.S. Treasury is repaid.  We have complied with the compensation provisions of TARP and ARRA and have certified as to such compliance in the exhibits attached to this report pursuant to Section 111(b) of EESA.  We contemplate that we may be able to partially or fully redeem the Series B Preferred Stock in 2013 depending on our earnings and receipt of approval by our regulators to receive dividends from the Bank that would be used to repurchase our Series B Preferred Stock.

Bank Holding Company and Bank Regulation

The Bancorp is a bank holding company within the meaning of the Bank Holding Company Act and is registered as such with the Federal Reserve.  The Bancorp is also a bank holding company within the meaning of Section 3700 of the California Financial Code and is subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (“DFI”).  As a California commercial bank the deposits of which are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DFI and by the FDIC, as the Bank’s primary federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve.

Bank holding companies and their bank and non-bank subsidiaries are subject to significant regulation and restrictions by federal and state laws and regulatory agencies.  These laws, regulations and restrictions, which may affect the cost of doing business, limit permissible activities and expansion or impact the competitive balance between banks and other financial services providers, are intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and secondarily for the stability of the U.S. banking system. They are not intended for the benefit of stockholders of financial institutions. The following discussion of key statutes and regulations to which the Bancorp and the Bank are subject is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the full statutes and regulations.

The wide range of requirements and restrictions contained in both federal and state banking laws include:

●	Requirements that bank holding companies and banks file periodic reports.

●	Requirements that bank holding companies and banks meet or exceed minimum capital requirements. See Part 1 — Item 1 — “Business — Capital Requirements.”

●
Requirements that bank holding companies serve as a source of financial and managerial strength for their banking subsidiaries. In addition, the regulatory agencies have “prompt corrective action” authority to limit activities and require a limited guaranty of a required bank capital restoration plan by a bank holding company if the capital of a bank subsidiary falls below capital levels required by the regulators.

●
Limitations on dividends payable to stockholders.  The Bancorp’s ability to pay dividends on both its common and preferred stock are subject to legal and regulatory restrictions.  A substantial portion of the Bancorp’s funds to pay dividends or to pay principal and interest on our debt obligations is derived from dividends paid by the Bank.

●
Limitations on dividends payable by bank subsidiaries.  These dividends are subject to various legal and regulatory restrictions.  The federal banking agencies have indicated that paying dividends that deplete a depositary institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

●
Safety and soundness requirements. Banks must be operated in a safe and sound manner and meet standards applicable to internal controls, information systems, internal audit, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, as well as other operational and management standards. These safety and soundness requirements give bank regulatory agencies significant latitude in exercising their supervisory authority and their authority to initiate informal or formal enforcement action.

●	Requirements for notice, application and approval, or non-objection of acquisitions and activities conducted directly or in subsidiaries of the Bancorp or the Bank.

●
Compliance with the Community Reinvestment Act (“CRA”).  The CRA requires that banks help meet the credit needs in their communities, including the availability of credit to low and moderate income individuals. If the Bank fails to adequately serve its communities, penalties may be imposed, including denials of applications for branches, for adding subsidiaries and affiliates, or for the merger with or purchase of other financial institutions. In its last reported examination by the FDIC in March, 2011, the Bank received a CRA rating of “Satisfactory.”

●
Compliance with the Bank Secrecy Act, the USA Patriot Act, and other anti-money laundering laws. These laws and regulations require financial institutions to assist U.S. government agencies in detecting and preventing money laundering and other illegal acts by maintaining policies, procedures and controls designed to detect and report money laundering, terrorist financing, and other suspicious activity.

●	Limitations on the amount of loans to one borrower and its affiliates and to executive officers and directors.

●	Limitations on transactions with affiliates.

●	Restrictions on the nature and amount of any investments in, and ability to underwrite, certain securities.

●	Requirements for opening of intra- and interstate branches.

●	Truth in lending and other consumer protection and disclosure laws to ensure equal access to credit and to protect consumers in credit transactions.

●	Provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) and other federal and state laws dealing with privacy for nonpublic personal information of customers.

Additional Restrictions on Bancorp and Bank Activities

Subject to prior notice or Federal Reserve approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Bank holding companies which elect and retain “financial holding company” status pursuant to the GLB Act may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval.  Pursuant to the GLB Act and the Dodd-Frank Act, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the CRA, which requires banks to help meet the credit needs of the communities in which they operate.  Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company.  The Bancorp has not elected financial holding company status and has not engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

Pursuant to the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or subsidiaries of bank holding companies.  Further, pursuant to the GLB Act, California banks may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. The Bank currently has no financial subsidiaries.

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

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired.  The guidelines establish operational and managerial standards generally relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate exposure; (v) asset growth and asset quality; and (vi) compensation, fees, and benefits.  Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves.  If, as a result of an examination, the DFI or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the FDIC, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

●	Require affirmative action to correct any conditions resulting from any violation or practice;

●
Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which may preclude the Bank from being deemed well capitalized and restrict its ability to accept certain brokered deposits;

●	Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions;

●
Enter into or issue informal or formal enforcement actions, including required Board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

●	Require prior approval of senior executive officer or director changes; remove officers and directors, and assess civil monetary penalties; and

●	Terminate FDIC insurance, revoke the Bank’s charter, take possession of and close and liquidate the Bank, or appoint the FDIC as receiver.

The Federal Reserve has similar enforcement authority over bank holding companies and commonly takes parallel action in conjunction with actions taken by a subsidiary bank’s regulators.

On December 17, 2009, the Bancorp entered into a memorandum of understanding with the Federal Reserve Bank of San Francisco (the “FRB SF”) under which the Bancorp agreed, among other things, to limitations on payment of and receipt of dividends and on senior executive officer and director changes, and to submit a plan to maintain sufficient capital,  a plan to improve management of our liquidity position and funds management practices, and a liquidity policy and contingency funding plan for the Bancorp.

Until it was terminated as of November 7, 2012, the Bank was subject to a memorandum of understanding with the DFI and the FDIC that was entered into on March 1, 2010, by which the Bank agreed to undertake certain steps to strengthen its operations. This included, among other things, the submission of satisfactory plans to reduce commercial real estate concentrations, to enhance and to improve the quality of our stress testing of the Bank’s loan portfolio, to address improved profitability and capital ratios and reduce the Bank’s overall risk profile, to improve asset quality, and to reduce dependence on wholesale funding. In addition, we were required to maintain management and a board acceptable to the DFI and FDIC.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries.  The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor.  Pursuant to the Dodd-Frank Act, the maximum deposit insurance amount was permanently increased to $250,000 and unlimited insurance coverage for non-interest-bearing transaction accounts was provided through December 31, 2012, but the latter coverage was not extended by Congress.  The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.  All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO"), an agency of the federal government established to recapitalize the predecessor to the DIF.  These assessments will continue until the FICO bonds mature in 2017.

We are generally unable to control the amount of assessments that we are required to pay for FDIC insurance.  If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC assessments than the recently increased levels.  These increases in FDIC insurance assessments may have a material and adverse affect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies.  Increased capital requirements have also been proposed as a result of expanded authority set forth in the Dodd-Frank Act.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. At December 31, 2012, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions. See Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources —Capital Adequacy.”

The current risk-based capital guidelines for bank holding companies and banks adopted by the federal banking agencies are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit, and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items.  Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards.

Qualifying capital is classified depending on the type of capital:

●
“Tier I capital” currently includes common equity and trust preferred securities, subject to certain criteria and quantitative limits.  The capital received from the sale of the Series B Preferred Stock also qualifies as Tier I capital.  Under the Dodd-Frank Act, depository institution holding companies with more than $15 billion in total consolidated assets as of December 31, 2009, will no longer be able to include trust preferred securities as Tier 1 regulatory capital as of the end of a phase-out period in 2016, and will be obligated to replace any outstanding trust preferred securities issued prior to May 19, 2010, with qualifying Tier 1 regulatory capital during the phase-out period.

●
“Tier II capital” includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for loan and lease losses, and a limited amount of unrealized holding gains on equity securities.  Following the phase-out period under the Dodd-Frank Act, trust preferred securities will be treated as Tier II capital.

●	“Tier III capital” consists of qualifying unsecured debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

Under the current capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio, and a Tier 1 leverage ratio.  To be deemed “well capitalized” a bank must have a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least at 6.00%, and a Tier 1 leverage ratio of at least 5.00%.  There is currently no Tier 1 leverage requirement for a holding company to be deemed well-capitalized.  At December 31, 2012, the respective capital ratios of the Bancorp and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized.”  As of December 31, 2012, the Bank’s total risk-based capital ratio was 17.08% and its Tier 1 risk-based capital ratio was 15.33%.  As of December 31, 2012, the Bancorp’s total risk-based capital ratio was 19.12% and its Tier 1 risk-based capital ratio was 17.36%.

The Bancorp and the Bank are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines.  Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3.00%.  All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3.00% minimum, for a minimum of 4.00% to 5.00%.  As of December 31, 2012, the Bank’s leverage capital ratio was 12.22%, and the Bancorp’s leverage capital ratio was 13.82%, both of which exceeded regulatory minimums.

Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans.  Federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed well capitalized and may therefore be subject to restrictions on taking brokered deposits.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III.” If and when implemented by the U.S. banking agencies and fully phased-in, it would require bank holding companies and their bank subsidiaries to maintain substantially more capital than currently required, with a greater emphasis on common equity.  The Dodd-Frank Act also required the Federal Reserve, the Office of the Controller of the Currency, and the FDIC to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. In December 2010, the federal bank regulatory agencies issued a joint notice of proposed rulemaking not yet finalized that would implement this requirement.

On June 7, 2012, the federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee in Basel III and certain provisions of the Dodd-Frank Act. The proposed rules, which would be fully phased in by January 1, 2019, would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new Common Equity Tier 1 minimum capital requirement of 4.5% and a higher minimum Tier 1 capital requirement of 6.0% and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as Tier 1 capital would be phased out over a ten-year period. The proposed rules also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013, through January 1, 2019. However, the agencies have recently indicated that, due to the volume of public comments received, the final rule would not become effective on January 1, 2013.

While the proposed regulatory capital requirements, when finalized, will likely result in generally higher regulatory capital standards for the Bancorp and the Bank, it is difficult at this time to predict when or how many of the proposed provisions will ultimately be adopted or whether broader exemptions may be provided for community banks. In addition, bank regulators may also continue their past policies of expecting banks to maintain yet additional capital beyond the new minimum requirements. The implementation of more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Bancorp’s net income and return on equity, restrict the ability to pay dividends and require the raising of additional capital.

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business.  Significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements under the regulatory agencies’ prompt corrective action authority.

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

A depository institution’s capital tier under the prompt corrective action regulations will depend upon how its capital levels compare with various relevant capital measures and the other factors established by the regulations. A bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater, and a leverage ratio of 5.00% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.00% or greater, a Tier 1 risk-based capital ratio of 4.00% or greater, and a leverage ratio of 4.00% or greater and is not “well capitalized;” (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.00%, a Tier 1 risk-based capital ratio of less than 4.00%, or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.00%, a Tier 1 risk-based capital ratio of less than 3.00%, or a leverage ratio of less than 3.00%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.00% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

The FDI Act generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The regulatory agencies may not accept such a plan without determining that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with the plan. The bank holding company must also provide appropriate assurances of performance with potential liability of up to 5% of the depository institution’s total assets at the time it became undercapitalized.

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

Our capital management and dividend policy as part of our Three-Year Capital and Strategic Plan includes a policy to refrain from paying dividends in excess of $.01 per share per quarter, except when covered by operating earnings.  The amount of future dividends will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our board of directors in accordance with the capital management and dividend policy.

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries.  Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policies and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

Further, it is the Federal Reserve's policy that bank holding companies participating in the TARP and other government capital programs must comply on an ongoing basis with the pertinent capital and other requirements established by the U.S. Treasury (including those explicitly set forth in EESA) and related Federal Reserve  supervisory policy. Moreover, a recipient of taxpayer funds through such capital programs should consider and communicate reasonably in advance to Federal Reserve supervisory staff how the bank holding company's proposed dividends, capital redemptions, and capital repurchases are consistent with the requirements applicable to its receipt of capital under the program and related Federal Reserve supervisory policy, as well as its ability to redeem securities issued to the government prior to any contractual increase in the dividend rate without affecting safety and soundness.

The terms of our Series B Preferred Stock and Junior Subordinated Notes also limit our ability to pay dividends on our common stock.  If we are not current in our payment of dividends on our Series B Preferred Stock or in our payment of interest on our Junior Subordinated Notes, we may not pay dividends on our common stock.

We have agreed under the memorandum of understanding with the FRB SF that Bancorp will not, without the FRB SF’s prior written approval, declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions.  In February, 2013, Bancorp received Federal Reserve approval to make payments on our Series B Preferred Stock and Junior Subordinated Notes.  There can be no assurance that our regulators will approve such payments or dividends in the future.

The Bank is a legal entity that is separate and distinct from its holding company.  The Bancorp receives income through dividends paid by the Bank.  The powers of the board of directors of the Bank to declare a cash dividend to the Bancorp are subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to stockholders made during such period).  Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFI in an amount not exceeding the greatest of (i) retained earnings of the Bank; (ii) the net income of the Bank for its last fiscal year; or (iii) the net income of the bank for its current fiscal year.  Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors.

Under the memorandum of understanding entered into with the FRB SF, the Bancorp also agreed that it would not, without the FRB SF’s prior written approval, receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank. The Bank did not pay a dividend to the Bancorp in 2010 or 2011, but paid dividends of $154.7 million to Bancorp following regulatory approval in 2012, and will pay additional dividends with regulatory approval in 2013 to maintain Bancorp’s cash balance equal to at least two years of Bancorp’s operating expenses and to be in a position, subject to regulatory approval, to repurchase in installments during 2013 the Series B Preferred Stock issued to the U.S. Treasury under the TARP Capital Purchase Program.

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal anti-money laundering and consumer protection statutes and implementing regulations, including the USA Patriot Act, the Bank Secrecy Act, the Foreign Account Tax Compliance Act (effective 2013), the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, and various federal and state privacy protection laws.  The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

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

The Dodd-Frank Act provided for the creation of the CFPB as an independent entity within the Federal Reserve and as a new regulatory agency for United States banks.  The CFPB has broad rulemaking, supervisory, and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards.  The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services.  The CFPB examines banks (such as the Bank) with over $10 billion in assets.  Banks with less than $10 billion in assets are examined for compliance with the consumer laws and regulations by their primary federal banking agency.

Under the Dodd-Frank Act, regulators were required to mandate specific underwriting criteria to support a reasonable, good faith determination by lenders of a consumer's ability to repay a mortgage. The CFPB by amendment to Regulation Z, which implements the Truth in Lending Act and takes effect January 10, 2014, has defined what would be considered a “qualified mortgage.”  Another Dodd-Frank provision requires banks and other mortgage lenders to retain a minimum 5% economic interest in mortgage loans sold through securitizations unless the loans meet a definition of a “qualified residential mortgage” yet to be promulgated.  Banks will have to reevaluate their underwriting standards and the extent and type of their mortgage lending as a result of these regulations implementing the Dodd-Frank Act.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco.  Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region.  Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system.  Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual FHLB.  Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of (i) a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or (ii) an activity based stock requirement (based on a percentage of outstanding advances).  There can be no assurance that the FHLB will pay dividends at the same rate it has paid in the past, or that it will pay any dividends in the future.

Impact of Monetary Policies

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or spread between the yield on its interest-earning assets and the rates paid on its deposits and other interest-bearing liabilities.  As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies.  The Federal Reserve implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in U.S. government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks from the Federal Reserve Banks.  The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits, and also affect interest rates charged on loans and deposits.  The nature and impact of any future changes in monetary policies cannot be predicted.

Securities and Corporate Governance

The Bancorp is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Capital Market, the Company is subject to NASDAQ listing standards for listed companies.  The Bancorp is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, required executive certification of financial presentations, corporate governance requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow stockholders and investors to more easily and efficiently monitor the performance of companies and their directors.

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

Under the Sarbanes-Oxley Act, management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2012.  These assessments are included in Part II — Item 9A — “Controls and Procedures.”

Regulation of Non-Bank Subsidiaries

Non-bank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies.  Additionally, any foreign-based subsidiaries would also be subject to foreign laws and regulations.

 Item 1A.  Risk Factors.

Difficult business and economic conditions can adversely affect our industry and business.

Our financial performance generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of the collateral securing those loans, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. Although the U.S. economy has recently showed signs of improvement, certain sectors, such as real estate, remain soft, and unemployment remains high in general and in the markets in which we operate. Local governments and many businesses are still experiencing serious difficulties due to the lack of consumer spending and liquidity in the credit markets. There is also uncertainty over the federal budget and taxation. In addition, concerns about the performance of international economies, including the potential impact of the European debt crises and economic conditions in Asia, particularly the economies of China and Taiwan, can impact the economy here in the United States.  Concerns about the economy have also resulted in decreased lending by financial institutions to their customers and to each other.  These economic pressures on consumers and businesses may continue to adversely affect our business, financial condition, results of operations and stock price. In particular, we may face the following risks in connection with these events:

•
We face increased regulation of our industry, including changes by Congress or federal regulatory agencies to the banking and financial institutions regulatory regime and heightened legal standards and regulatory requirements that may be adopted in the future. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

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

Our banking operations are concentrated primarily in California, and secondarily in New York, Texas, Massachusetts, Washington, Illinois, New Jersey, and Hong Kong. Adverse economic conditions in these regions in particular could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, and erode the value of loan collateral. These conditions include the effects of the general decline in real estate sales and prices in many markets across the United States from their recent highs, the economic recession of recent years, and higher rates of unemployment. These conditions could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all, and could also cause a decline in demand for our products and services, or a lack of growth or a decrease in deposits, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.

At December 31, 2012, our allowance for loan losses totaled $183.3 million and we had total charge-offs of $32.8 million for 2012.  Although economic conditions in  the real estate market in portions of Los Angeles, San Diego, Riverside, and San Bernardino counties and the Central Valley of California where many of our commercial real estate and construction loan customers are based, have improved, the economic recovery in these areas of California is still slow. This slow recovery has resulted in weak pricing and relatively elevated inventories of homes to be sold, which could contribute to financial strain on home builders and suppliers. As of December 31, 2012, we had approximately $4.0 billion in commercial real estate and construction loans. Any  deterioration in the real estate market generally and in the commercial real estate and residential building segments in particular could result in additional loan charge offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income, and capital.

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

We are currently subject to a memorandum of understanding with the Federal Reserve Bank of San Francisco, and the Bank was previously  subject to a memorandum of understanding with the California Department of Financial Institutions and the Federal Deposit Insurance Corporation, and we may be subject to further supervisory action by bank supervisory authorities that could have a material adverse effect on our business, financial condition, and the value of our common stock.

Under federal and state laws and regulations pertaining to the safety and soundness of financial institutions, the FRB SF has authority over Bancorp and separately the DFI and FDIC  have authority over the Bank to compel or restrict certain actions if the Bancorp's or the Bank’s capital should fall below adequate capital standards as a result of operating losses, or if these regulators otherwise determine that the Bancorp or the Bank have insufficient capital or has engaged in unsafe or unsound practices. These regulators, as well as the CFPB, also have authority over the Bancorp and the Bank over compliance with various statutes and consumer protection and other regulations. Among other matters, the corrective actions may include, but are not limited to, requiring the Bancorp and/or the Bank to enter into informal or formal enforcement orders, including board resolutions, memoranda of understanding, written agreements, supervisory letters, commitment letters, and consent or cease and desist orders to take corrective action and refrain from unsafe and unsound practices; removing officers and directors; assessing civil monetary penalties; and taking possession of and closing and liquidating the Bank.  On December 17, 2009, the Bancorp entered into a memorandum of understanding with the FRB SF (the “MOU”) under which the Bancorp agreed, among other things, to limitations on payment of and receipt of dividends and senior executive officer and director changes, and to submit a plan to maintain sufficient capital, a plan to improve management of our liquidity position and funds management practices, and a liquidity policy and contingency funding plan for the Bancorp.

Until it was terminated as of November 7, 2012, the Bank was subject to a memorandum of understanding with the DFI and the FDIC that was entered into on March 1, 2010, by which the Bank agreed to undertake certain steps to strengthen its operations. This included, among other things, the submission of satisfactory plans to reduce commercial real estate concentrations, to enhance and to improve the quality of our stress testing of the Bank’s loan portfolio, to address improved profitability and capital ratios and reduce the Bank’s overall risk profile, to improve asset quality, and to reduce dependence on wholesale funding. In addition, we were required to maintain management and a board acceptable to the DFI and FDIC.

If we are unable to meet the requirements of, any such memoranda or other corrective actions, we could become subject to additional supervisory action, including a cease and desist order. If our banking supervisors were to take such additional supervisory action, we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, our financial condition, and the value of our common stock. Additionally, there can be no assurance that we will not be subject to further supervisory action or regulatory proceedings that could have a material negative impact on our business.

Additional requirements imposed by the Dodd-Frank Act could adversely affect us.

Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation. The Dodd-Frank Act provided for sweeping regulatory changes including the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment; the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries; enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks; additional corporate governance and executive compensation requirements; enhanced financial institution safety and soundness regulations, revisions in FDIC insurance assessment fees and a permanent increase in FDIC deposit insurance coverage to $250,000; authorization for financial institutions to pay interest on business checking accounts through 2012; and the establishment of new regulatory bodies, such as the CFPB and the Financial Services Oversight Counsel, to identify emerging systemic risks and improve interagency cooperation. Many of the provisions remain subject to final   rulemaking and/or study. Accordingly, we cannot fully assess its impact on our operations and costs until final regulations are adopted and implemented.

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

We may become subject to more stringent capital requirements.

The U.S. federal bank regulators have jointly proposed new capital requirements on banks and bank holding companies as required by the Dodd-Frank Act that incorporate the elements of Basel Committee’s Basel III accords and which, may have the effect of raising our capital requirements and imposing new capital requirements beyond those required by current law.  Increased regulatory capital requirements (and the associated compliance costs) whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may impact our ability to pay dividends and may have a material adverse effect on our business, liquidity, financial condition and results of operations.

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

Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially, various laws, rules and regulations are proposed, which, if adopted, could impact our operations, increase our capital requirements or substantially restrict our growth and adversely affect our ability to operate profitably by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products. In addition, further regulation could increase the assessment rate we are required to pay to the FDIC, adversely affecting our earnings.  Furthermore, recent changes to Regulation Z promulgated by the CFPB may make it more difficult for us to underwrite consumer mortgages and to compete with large national mortgage service providers.  It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions.  The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See Part I — Item 1 — “Business — Regulation and Supervision.”

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

Moreover, even if we were inclined to participate in an FDIC-assisted transaction, there are no assurances that the FDIC would allow us to participate or what the terms of such a transaction might be or whether we would be successful in acquiring the bank or assets that we are seeking. We may be required to raise additional capital as a condition to, or as a result of, participation in an FDIC-assisted transaction. Any such transactions and related issuances of stock may have a dilutive effect on earnings per share and share ownership.

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

The downturn in the real estate markets in recent years hurt our business because many of our loans are secured by real estate. The real estate collateral securing our borrowers’ obligations is principally located in California, and to a lesser extent, in New York, Texas, Massachusetts, Washington, Illinois, and New Jersey. The value of such collateral depends upon conditions in the relevant real estate markets. These include general or local economic conditions and neighborhood characteristics, unemployment rates, real estate tax rates, the cost of operating the properties, governmental regulations and fiscal policies, acts of nature including earthquakes, floods, and hurricanes (which may result in uninsured losses), and other factors beyond our control. The continuing low volume of real estate sales and unpredictability of prices in many markets across the United States could reduce the value of our collateral, in which case we may have to foreclose on the properties.  If we are not able to realize a satisfactory amount upon foreclosure sales, we may have to own the properties, subjecting us to exposure to the risks and expenses associated with ownership. Continued declines in real estate sales and prices coupled with any weakness in the economy and continued high unemployment will result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or a lack of growth or a decrease in deposits, which may cause us to incur losses, adversely affect our capital, and hurt our business.

The risks inherent in construction lending may continue to affect adversely our results of operations. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because they have no operating history. In these loans, loan funds are advanced upon the security of the project under construction (which is of uncertain value prior to completion of construction) and the estimated operating cash flow to be generated by the completed project. There is no assurance that such properties will be sold or leased so as to generate the cash flow anticipated by the borrower. The current general decline in real estate sales and prices across the United States, the decline in demand for residential real estate, economic weakness, high rates of unemployment, and reduced availability of mortgage credit, are all factors that can adversely affect the borrowers’ ability to repay their obligations to us and the value of our security interest in collateral, and thereby adversely affect our results of operations and financial results.

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

We face substantial competition from our competitors.

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the communities that we serve. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives and certain other employees, including, but not limited to, our Chief Executive Officer, Dunson K. Cheng, our Chief Financial Officer, Heng W. Chen, and our Chief Operating Officer, Peter Wu.

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

Adverse conditions in Asia and elsewhere could adversely affect our business.

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

The adoption of the ARRA on February 17, 2009, and interim final regulations thereunder effective June 15, 2009, have imposed certain  executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, until the institution has repaid the U.S. Treasury or, in certain instances, until the U.S. Treasury no longer holds our securities, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency. The ARRA executive compensation standards are in many respects more stringent than those that continue in effect under TARP and those previously proposed by the U.S. Treasury. The  standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock or restricted stock unit grants for up to one-third of an employee’s total annual compensation, which grants cannot vest for a period of at least two years and can be liquidated during the TARP period only in proportion to the repayment of the TARP investment at 25% increments, (ii) prohibitions on golden parachute payments for departure from a company or change in control of the company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards, and other compensation previously provided by TARP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP or otherwise contrary to the public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “Say on Pay” shareholder vote on the compensation of executives.

Our information systems may experience failures, interruptions, or breaches in security, which could have a material adverse effect on our business, financial condition, and results of operations.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. In the course of providing financial services, we store personally identifiable data concerning customers or employees of customers. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breaches of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. Privacy laws and regulations are matters of growing public concern and are continually changing in the states in which we operate.

In recent periods, there has been a rise in electronic fraudulent activity, security breaches, and cyber attacks within the financial services industry, especially in the commercial banking sector.  Some financial institutions have reported breaches of their security of their websites and systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over our systems, are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. Increases in criminal activity levels and sophistication, advances in computer capabilities, or other developments could result in a compromise or breach of the technology, processes, and controls that we use to prevent fraudulent transactions or to protect data about us, our customers, and underlying transactions, as well as the technology used by our customers to access our systems.  These risks may increase in the future as we continue to increase our offerings of mobile services and other Internet or web-based products.

The occurrence of any failures, interruptions, or security breaches could damage our reputation, result in a loss of customers, cause us to incur additional expenses, disrupt our business, affect our ability to grow our online and mobile banking services, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our business and financial results could be impacted materially by adverse results in legal proceedings.

Various aspects of our operations involve the risk of legal liability.  We have been, and expect to continue to be, named or threatened to be named as defendants in legal proceedings arising from our business activities. We establish accruals for legal proceedings when information related to the loss contingencies represented by those proceedings indicates both that a loss is probable and that the amount of the loss can be reasonably estimated, but we do not have accruals for all legal proceedings where we face a risk of loss.  In addition, amounts accrued may not represent the ultimate loss to us from those legal proceedings. Thus, our ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued for loss contingencies arising from legal proceedings.

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

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified above in “Forward-Looking Statements,” and in this Item 1A — “Risk Factors.”  The capital and credit markets can experience volatility and disruption. Such volatility and disruption can reach unprecedented levels, resulting in downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

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

The dividends declared and the accretion on discount on our outstanding preferred stock will reduce the net income available to common stockholders and our earnings per common share. Our outstanding preferred stock is perpetual and currently bears a dividend rate of 5% per annum.  If we do not redeem or otherwise retire our preferred stock, this dividend rate increases to 9% per annum commencing in December 2013. Our outstanding preferred stock will also receive preferential treatment in the event of our liquidation, dissolution, or winding up. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The 1,846,374 shares of common stock underlying the Warrant represent approximately 2.3% of the shares of our common stock outstanding as of December 31, 2012 (including the shares issuable upon exercise of the Warrant in total shares outstanding). Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction. In addition, to the extent options to purchase common stock under our stock option plans are exercised, holders of our common stock will incur additional dilution.

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

We have issued an aggregate of $121.1 million in trust preferred securities (collectively, the “Trust Preferred Securities).” Payments to investors in respect of the Trust Preferred Securities are funded by distributions on certain series of securities issued by us, with similar terms to the relevant series of Trust Preferred Securities, which we refer to as the “Junior Subordinated Notes.” In addition, in September 2006, the Bank issued $50.0 million in subordinated debt in a private placement (the “Bank Subordinated Debt”). If we are unable to pay interest in respect of the Junior Subordinated Notes (which will be used to make distributions on the Trust Preferred Securities), or if any other event of default occurs, then we will generally be prohibited from declaring or paying any dividends or other distributions, or redeeming, purchasing or acquiring, any of our capital securities, including the common stock, during the next succeeding interest payment period applicable to any of the Junior Subordinated Notes.

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

Moreover, any other financing agreements that we enter into in the future may limit our ability to pay cash dividends on our capital stock, including the common stock. In the event that any other financing agreements in the future restrict our ability to pay such dividends, we may be unable to pay dividends in cash on the common stock unless we can refinance amounts outstanding under those agreements.

We may need to raise additional capital which may dilute the interests of holders of our common stock or otherwise have an adverse effect on their investment.

Should economic conditions deteriorate, particularly in the California commercial real estate and residential real estate markets where our business is concentrated, we may need to raise more capital to support any additional provisions for loan losses and loan charge-offs. In addition, we may need to raise more capital to meet other regulatory requirements, including new required capital standards, if our losses are higher than expected, if we are unable to meet our capital requirements or if additional capital is required for our growth. There can be no assurances that we would succeed in raising any such additional capital, and any capital we obtain may dilute the interests of holders of our common stock, or otherwise have an adverse effect on their investment.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us.  The failure of financial institutions can also result in increased FDIC assessments for the Deposit Insurance Fund. Any such losses or increased assessments could have a material adverse effect on our financial condition and results of operations.

Item 1B.  Unresolved Staff Comments.

The Company has not received written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued not less than 180 days before the end of its 2012 fiscal year and that remain unresolved.

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

The other branch and representative offices and other properties are leased by the Bank under leases with expiration dates ranging from June 2013 to March 2023, exclusive of renewal options. As of December 31, 2012, the Bank’s investment in premises and equipment totaled $102.6 million, net of accumulated depreciation.  See Note 8 and Note 14 to the Consolidated Financial Statements.

Item 3.     Legal Proceedings.

The Company and its subsidiaries and their property are not currently a party or subject to any material pending legal proceeding.

Item 4.     Mine Safety Disclosures.

Not Applicable.

Executive Officers of the Registrant.

The table below sets forth the names, ages, and positions at the Bancorp and the Bank of all executive officers of the Company as of February 15, 2013.

Name	Age	Present Position and Principal Occupation During the Past Five Years

Dunson K. Cheng	68
Chairman of the Board of Directors of Bancorp and the Bank since 1994; Director, President, and Chief Executive Officer of Bancorp since 1990;  President of the Bank since 1985; Director of the Bank since 1982.

Peter Wu	64	Director, Executive Vice Chairman, and Chief Operating Officer of Bancorp and the Bank since October 20, 2003.

Anthony M. Tang	59
Director of Bancorp since 1990; Executive Vice President of Bancorp since 1994; Chief Lending Officer of the Bank since 1985; Director of the Bank since 1986; Senior Executive Vice President of the Bank since December 1998.

Heng W. Chen	60
Executive Vice President, Chief Financial Officer, and Treasurer of Bancorp since June 2003; Executive Vice President of the Bank since June 2003; Chief Financial Officer of the Bank since January 2004.

Irwin Wong	64	Executive Vice President-Branch Administration of the Bank from 1999 to February 2011; Executive Vice President and Chief Risk Officer of the Bank since February 2011.

Kim R. Bingham	56	Executive Vice President and Chief Credit Officer of the Bank since August 2004.

Perry P. Oei	50	Senior Vice President of Bancorp and the Bank since January 2004; General Counsel of Bancorp and the Bank since July 2001; Secretary of Bancorp and the Bank since August 2010.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

 Market Information

Our common stock is listed on the NASDAQ Global Select Market under the symbol “CATY.”  The closing price of our common stock on February 15, 2013, was $20.14 per share, as reported by the NASDAQ Global Select Market.

The following table sets forth the high and low closing prices as reported on the NASDAQ Global Select Market for the periods presented:

	Year Ended December 31,
	2012		2011
	High	Low	High	Low
First quarter	$18.19	$14.93	$18.87	$15.63
Second quarter	18.16	15.18	17.90	14.81
Third quarter	18.14	15.71	17.06	10.21
Fourth quarter	19.82	16.61	15.19	10.69

Holders

As of February 15, 2013, there were approximately 1,639 holders of record of our common stock.

Dividends

The cash dividends per share declared by quarter were as follows:

	Year Ended December 31,
	2012	2011
First quarter	$0.01	$0.01
Second quarter	0.01	0.01
Third quarter	0.01	0.01
Fourth quarter	0.01	0.01
Total	$0.04	$0.04

For information concerning restrictions on the payment of dividends, see Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources — Dividend Policy,” and Note 13 to the Consolidated Financial Statements.

Performance Graph

The graph and accompanying information furnished below shows the cumulative total stockholder return over the past five years assuming the investment of $100 on December 31, 2007 (and the reinvestment of dividends thereafter) in each of our common stock, the S&P 500 Index and the SNL Western Bank Index.  The SNL Western Bank Index is a market-weighted index comprised of publicly traded banks and bank holding companies (including the Company) most of which are based in California and the remainder of which are based in eight other western states, including Oregon, Washington, and Nevada.  We will furnish, without charge, on the written request of any person who is a stockholder of record as of the record date for the 2013 annual meeting of stockholders, a list of the companies included in the SNL Western Bank Index. Requests for this information should be addressed to Perry Oei, Secretary, Cathay General Bancorp, 777 North Broadway, Los Angeles, California 90012.

NOTE: The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, the future performance of, or returns on, our common stock. Such information furnished herewith shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not be deemed to be “soliciting material” or to be “filed” under the Securities Act or the Securities Exchange Act with the Securities and Exchange Commission except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Securities Exchange Act.

Unregistered Sales of Equity Securities

There were no sales of any equity securities by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

 Issuer Purchases of Equity Securities

As of December 31, 2012, Bancorp may repurchase up to 622,500 shares of common stock under the November 2007 stock repurchase program, subject to regulatory limitations.   No shares were repurchased from 2008 through 2012.

Item 6. Selected Financial Data.

The following table presents our selected historical consolidated financial data, and is derived in part from our audited Consolidated Financial Statements.  The selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein and with Part II — Item 7—  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data
	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except share and per share data)
Income Statement
Interest income	$429,744	$453,571	$489,594	$528,731	$589,951
Interest expense	108,491	139,881	191,688	246,039	294,804
Net interest income before provision for credit losses	321,253	313,690	297,906	282,692	295,147
(Reversal)/Provision for credit losses	(9,000)	27,000	156,900	307,000	106,700
Net interest income/(loss) after provision for credit losses	330,253	286,690	141,006	(24,308)	188,447

Securities gains/(losses)	18,026	21,131	18,695	55,644	(5,971)
Other non-interest income	28,481	29,761	13,556	23,010	24,878
Non-interest expense	192,589	185,566	175,711	183,037	136,676

(Loss)/income before income tax expense	184,171	152,016	(2,454)	(128,691)	70,678
Income tax (benefit)/expense	66,128	51,261	(14,629)	(61,912)	19,554
Net income/(loss)	118,043	100,755	12,175	(66,779)	51,124
Less: net income attributable to noncontrolling interest	605	605	610	611	603
Net income/(loss) attributable to Cathay General Bancorp	117,438	100,150	11,565	(67,390)	50,521
Dividends on preferred stock	(16,488)	(16,437)	(16,388)	(16,338)	(1,140)
Net income/(loss) attributable to common stockholders	$100,950	$83,713	$(4,823)	$(83,728)	$49,381
Net income/(loss) attributable to common stockholders per common share
Basic	$1.28	$1.06	$(0.06)	$(1.59)	$1.00
Diluted	$1.28	$1.06	$(0.06)	$(1.59)	$1.00
Cash dividends paid per common share	$0.040	$0.040	$0.040	$0.205	$0.420
Weighted-average common shares
Basic	78,719,133	78,633,317	77,073,954	52,629,159	49,414,824
Diluted	78,723,297	78,640,652	77,073,954	52,629,159	49,529,793

Statement of Condition
Investment securities	$2,065,248	$2,447,982	$2,843,669	$3,550,114	$3,083,817
Net loans (1)	7,235,587	6,844,483	6,615,769	6,678,914	7,340,181
Loans held for sale	-	760	2,873	54,826	-
Total assets	10,694,089	10,644,864	10,801,986	11,588,232	11,582,639
Deposits	7,383,225	7,229,131	6,991,846	7,505,040	6,836,736
Federal funds purchased and securities sold under agreements to repurchase	1,250,000	1,400,000	1,561,000	1,557,000	1,662,000
Advances from the Federal Home Loan Bank	146,200	225,000	550,000	929,362	1,449,362
Borrowings from other financial institutions	18,713	19,800	27,576	26,532	19,500
Long-term debt	171,136	171,136	171,136	171,136	171,136
Total equity	1,629,504	1,515,633	1,436,105	1,312,744	1,301,387

Common Stock Data
Shares of common stock outstanding	78,778,288	78,652,557	78,531,783	63,459,590	49,508,250
Book value per common share	$17.12	$15.75	$14.80	$16.49	$20.90

Profitability Ratios
Return on average assets	1.11%	0.94%	0.10%	(0.58%)	0.47%
Return on average stockholders' equity	7.48	6.78	0.81	(5.20)	4.91
Dividend payout ratio	2.68	3.14	27.16	n/m	42.02
Average equity to average assets ratio	14.87	13.98	12.45	11.29	9.58
Efficiency ratio	52.37	50.90	53.22	50.65	43.52
* n/m, not meaningful

(1)	Net loans represent gross loans net of loan participations sold, allowance for loan losses, and unamortized deferred loan fees.

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

Investment Securities

The classification and accounting for investment securities are discussed in detail in Note 1 to the Consolidated Financial Statements.  Under ASC Topic 320, formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management's intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas available-for-sale securities are recorded as a separate component of stockholders' equity (accumulated other comprehensive income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources.  We are obligated to assess, at each reporting date, whether there is an "other-than-temporary" impairment to our investment securities.  ASC Topic 320 requires us to assess whether we have the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  Other-than-temporary impairment related to credit losses will be recognized in earnings.  Other-than-temporary impairment related to all other factors will be recognized in other comprehensive income.

Income Taxes

The provision for income taxes is based on income reported for financial statement purposes, and differs from the amount of taxes currently payable, since certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes.  Taxes are discussed in more detail in Note 12 to the Consolidated Financial Statements.  Accrued taxes represent the net estimated amount due or to be received from taxing authorities.  In estimating accrued taxes, we assess the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance in the context of our tax position.

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

Results of Operations

Overview

For the year ended December 31, 2012, we reported net income attributable to common stockholders of $101.0 million, or $1.28 per diluted share, compared to net income attributable to common stockholders of $83.7 million, or $1.06 per share, in 2011, and net loss attributable to common stockholders of $4.8 million, or $0.06 per share, in 2010.  The $17.3 million increase in net income from 2011 to 2012 was primarily the results of a decrease of $36.0 million in the provision for credit losses, a decrease of $8.1 million in costs associated with debt redemptions, a $7.6 million increase in net interest income, a decrease of $4.2 million in FDIC assessments, and a decrease of $1.8 million in operation expenses of affordable housing investment offset by an increase of $14.9 million in income tax expense, an increase of $6.5 million in salaries and incentive compensation, an increase of $5.6 million in litigation accrual expense, an increase of $4.5 million in other real estate owned (“OREO”) expenses, and a decrease of $3.1 million in gains on sale of securities.  The return on average assets in 2012 was 1.11%, improving from 0.94% in 2011, and from 0.10% in 2010.  The return on average stockholders’ equity was 7.48% in 2012, improving from 6.78% in 2011, and from 0.81% in 2010.

Highlights

•	Net income increased $17.2 million, or 17.3%, to $117.4 million for the year ended December 31, 2012, compared to net income of $100.2 million for the year ended December 31, 2011.
•	Memorandum of Understanding of Cathay Bank lifted by the CDFI and FDIC as of November 7, 2012.
•
Commercial loans increased $258.8 million, or 13.9%, during 2012, to $2.1 billion at December 31, 2012, compared to $1.9 billion at December 31, 2011.   Residential mortgage loans increased $174.0 million, or 17.9%, to $1.1 billion at December 31, 2012, from $972.3 million at December 31, 2011.

•	Non-performing assets decreased $149.7 million, or 49.8%, to $150.9 million at December 31, 2012, from $300.6 million at December 31, 2011.
•	Net charge-offs decreased $51.5 million, or 77.9%, to $14.7 million for the year ended December 31, 2012, from $66.2 million for the year ended December 31, 2011.

 Net income/(loss) available to common stockholders and key financial performance ratios are presented below for the three years indicated:

	2012	2011	2010
	(Dollars in thousands, except share and per share data)
Net income	$117,438	$100,150	$11,565
Dividends on preferred stock	(16,488)	(16,437)	(16,388)
Net income/(loss) available to common stockholders	$100,950	$83,713	$(4,823)
Basic earnings/(loss) per common share	$1.28	$1.06	$(0.06)
Diluted earnings/(loss) per common share	$1.28	$1.06	$(0.06)
Return on average assets	1.11%	0.94%	0.10%
Return on average stockholders' equity	7.48%	6.78%	0.81%
Total average assets	$10,617,004	$10,629,217	$11,489,165
Total average equity	$1,579,195	$1,485,545	$1,430,433
Efficiency ratio	52.37%	50.90%	53.22%
Effective income tax rate	36.02%	33.86%	477.45%

Net Interest Income

Net interest income increased $7.6 million, or 2.4%, from $313.7 million in 2011 to $321.3 million in 2012.  Taxable-equivalent net interest income, using a statutory Federal income tax rate of 35%, totaled $323.5 million in 2012, compared with $316.0 million in 2011, an increase of $7.5 million, or 2.4%.  Interest income on tax-exempt securities was $4.2 million, or $6.4 million on a tax-equivalent basis, in 2012 compared to $4.2 million, or $6.5 million on a tax-equivalent basis, in 2011.  The increase in net interest income was due primarily to the decreases in interest expense paid for time deposits and the prepayment of Federal Home Loan Bank advances and securities sold under agreements to repurchase.

Average loans for 2012 were $7.10 billion, a $134.5 million, or a 1.9%, increase from $6.96 billion in 2011.  Compared with 2011, average commercial loans increased $284.0 million, or 17.1%, and average residential mortgage loans increased $91.6 million, or 8.0%.  Offsetting the above increases was a decrease of $121.1 million, or 3.2%, in average commercial mortgage loans and a decrease of $118.0 million, or 37.3%, in average real estate construction loans.  Average investment securities were $2.35 billion in 2012, a decrease of $270.5 million, or 10.3%, from 2011, due primarily to decreases of U.S. agency securities of $325.7 million.

Average interest bearing deposits were $6.23 billion in 2012, an increase of $83.7 million, or 1.4%, from $6.14 billion in 2011 primarily due to increases of $238.9 million in all deposit types, offset primarily by decreases of $155.2 million in brokered time deposits.  Average FHLB advances and other borrowings decreased $280.9 million, or 88.2%, to $37.7 million in 2012 from $318.6 million in 2011 primarily due to prepayments of FHLB advances in 2012.  Average securities sold under agreements to repurchase   decreased $86.9 million, or 6.0%, to $1.36 billion in 2012 from $1.45 billion in 2011 primarily due to prepayments of securities sold under agreements to repurchase in 2012.

Taxable-equivalent interest income decreased $23.9 million, or 5.2%, to $432.0 million in 2012 primarily due to decline in volume on investment securities and decreases in loan yields and by a change in the mix of interest-earning assets as discussed below:

•
Increase in volume:  Average interest-earning assets increased $37.1 million, or 0.4%, to $9.87 billion in 2012, compared with the average interest-earning assets of $9.84 billion in 2011.   The increase in average loans balance of $134.5 million in 2012 and increase in average interest bearing deposits of $253.6 million, offset by decreases in average investment securities of $270.4 million and decreases in average Federal funds sold and securities purchased under agreements to resell of $69.5 million, contributed to the slight increase in interest income.

•
Decrease in rate: The average yield of interest bearing assets decreased 25 basis points to 4.38% in 2012 from 4.63% in 2011.  Rate on taxable investment securities decreased 53 basis points from 3.34% in 2011 to 2.81% in 2012.  The decrease in taxable investment securities yields caused a $12.3 million decline in interest income.  Rate on loans decreased 16 basis points from 5.24% in 2011 to 5.08% in 2012.  The decrease in loan yield caused a $10.9 million decline in interest income.

•
Change in the mix of interest-earnings assets:  Average gross loans, which generally have a higher yield than other types of investments, comprised 71.9% of total average interest-earning assets in 2012, an increase from 70.8% in 2011.  Average securities comprised 23.8% of total average interest-bearing assets in 2012, a decrease from 26.6% in 2011.

Interest expense decreased by $31.4 million to $108.5 million in 2012 compared with $139.9 million in 2011 primarily due to decreased cost from time deposits, FHLB advances and securities sold under agreements to repurchase.  The overall decrease in interest expense was primarily due to a net decrease in rate and a net decrease in volume as discussed below:

•
Decrease in volume:  Average interest-bearing liabilities decreased $284.1 million in 2012, due primarily to the decrease in brokered time deposits, the decrease in FHLB advances, and the decrease in securities sold under agreements to repurchase.  The decrease in volume caused interest expense to decline by $10.5 million.

•
Decline in rate:  The average cost of interest bearing liabilities decreased 34 basis points to 1.39% in 2012 from 1.73% in 2011 due primarily to a decrease of 25 basis points in the average cost of interest bearing deposits to 0.76% in 2012 from 1.01% in 2011 and a decrease of 306 basis points in average cost of FHLB advances and other borrowings to 0.72% in 2012 from 3.78% in 2011.  The decline in rate caused interest expense to decline by $20.9 million.

•
Change in the mix of interest-bearing liabilities: Average interest bearing deposits of $6.23 billion increased to 79.9% of total interest-bearing liabilities in 2012 compared to 76.0% in 2011.  Offsetting the increases, average FHLB advances and other borrowing decreased to 0.5% of total interest-bearing liabilities in 2012 compared to 3.9% in 2011.

Our taxable-equivalent net interest margin, defined as taxable-equivalent net interest income to average interest-earning assets, increased 7 basis points to 3.28% in 2012 from 3.21% in 2011.  The increase in net interest margin from the prior year primarily resulted from increases in loans, decreases in the rate on interest bearing deposits, and the prepayment of FHLB advances and securities sold under agreements to repurchase contributed to the increase in the net interest margin.

Net interest income increased $15.8 million, or 5.3%, from $297.9 million in 2010 to $313.7 million in 2011.  Taxable-equivalent net interest income, using a statutory Federal income tax rate of 35%, totaled $316.0 million in 2011, compared with $298.4 million in 2010, an increase of $17.6 million, or 5.9%.  Interest income on tax-exempt securities was $4.2 million, or $6.5 million on a tax-equivalent basis, in 2011 compared to $854,000, or $1.3 million on a tax-equivalent basis, in 2010.  The increase in net interest income was due primarily to the decreases in interest expense paid for time deposits and the prepayment of Federal Home Loan Bank advances and securities sold under agreements to repurchase.

Average loans for 2011 were $6.96 billion, a $61.7 million, or 0.9%, increase from $6.90 billion in 2010.  Compared with 2010, average commercial loans increased $306.6 million, or 22.6%, and average residential mortgage loans increased $181.8 million, or 19.0%.  Offsetting the above increases was a decrease of $202.1 million, or 5.0%, in average commercial mortgage loans and a decreased of $223.8 million, or 41.4%, in average real estate construction loans.  Average investment securities were $2.62 billion in 2011, a decrease of $884.6 million, or 25.3%, from 2010, due primarily to decreases of U.S. agency securities of $812.6 million.

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

Interest-Earning Assets and Interest-Bearing Liabilities
			Average			Average			Average
	2012	Interest	Yield/	2011	Interest	Yield/	2010	Interest	Yield/
	Average	Income/	Rate	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense (4)	(1)(2)	Balance	Expense (4)	(1)(2)	Balance	Expense (4)	(1)(2)
	(Dollars in thousands)
Interest-Earning Assets:
Commercial loans	$1,946,986	$81,684	4.20%	$1,662,937	$72,188	4.34%	$1,356,368	$63,124	4.65%
Residential mortgages	1,232,573	60,644	4.92	1,140,936	57,541	5.04	959,112	49,823	5.19
Commercial mortgages	3,701,613	207,541	5.61	3,822,757	220,070	5.76	4,024,863	240,747	5.98
Real estate construction loans	198,363	10,440	5.26	316,323	14,352	4.54	540,151	26,334	4.88
Other loans	15,541	334	2.15	17,583	429	2.44	18,382	634	3.45
Loans (1)	7,095,076	360,643	5.08	6,960,536	364,580	5.24	6,898,876	380,662	5.52
Taxable securities	2,216,857	62,395	2.81	2,484,629	83,083	3.34	3,476,259	106,568	3.07
Tax-exempt securities (3)	131,530	6,401	4.87	134,245	6,489	4.83	27,258	1,314	4.82
FHLB stock	47,938	485	1.01	58,999	177	0.30	68,780	237	0.34
Federal funds sold & securities purchased under agreements to resell	14,986	18	0.12	84,493	83	0.10	6,932	14	0.20
Interest-bearing deposits	367,138	2,042	0.56	113,566	1,430	1.26	300,471	1,259	0.42
Total interest-earning assets	$9,873,525	$431,984	4.38	$9,836,468	$455,842	4.63	$10,778,576	$490,054	4.55
Non-interest Earning Assets:
Cash and due from banks	126,476			161,711			95,996
Other non-earning assets	819,986			872,638			876,771
Total non-interest earning assets	946,462			1,034,349			972,767
Less: Allowance for loan losses	(194,385)			(233,744)			(254,420)
Deferred loan fees	(8,598)			(7,856)			(7,758)
Total Assets	$10,617,004			$10,629,217			$11,489,165

Interest-Bearing Liabilities:
Interest-bearing demand deposits	$516,246	$792	0.15	426,252	756	0.18	397,434	927	0.23
Money market deposits	1,059,841	5,938	0.56	979,253	7,351	0.75	966,888	8,733	0.90
Savings deposits	451,022	365	0.08	411,953	482	0.12	369,190	694	0.19
Time deposits	4,197,906	40,278	0.96	4,323,833	53,625	1.24	4,765,632	73,808	1.55
Total interest-bearing deposits	6,225,015	47,373	0.76	6,141,291	62,214	1.01	6,499,144	84,162	1.29
Federal funds purchased	-	-	-	27	0	1.29	-	-	-
Securities sold under agreements to repurchase	1,361,475	55,699	4.09	1,448,363	60,733	4.19	1,560,215	66,141	4.24
FHLB advances and other borrowings	37,717	270	0.72	318,606	12,044	3.78	843,321	37,533	4.45
Long-term debt	171,136	5,149	3.01	171,136	4,890	2.86	171,136	3,852	2.25
Total interest-bearing liabilities	7,795,343	108,491	1.39	8,079,423	139,881	1.73	9,073,816	191,688	2.11
Non-interest Bearing Liabilities:
Demand deposits	1,157,343			996,215			911,351
Other liabilities	85,123			68,034			73,565
Stockholders' equity	1,579,195			1,485,545			1,430,433
Total liabilities and stockholders' equity	$10,617,004			$10,629,217			$11,489,165

Net interest spread (4)			2.99%			2.90%			2.44%
Net interest income (4)		$323,493			$315,961			$298,366
Net interest margin (4)			3.28%			3.21%			2.77%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)
The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.

(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)

	2012 - 2011 Increase/(Decrease) in Net Interest Income Due to:			2011 - 2010 Increase/(Decrease) in Net Interest Income Due to:
	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate	Total Change
	(In thousands)
Interest-Earning Assets
Deposits with other banks	$1,767	$(1,155)	$612	$(1,155)	$1,326	$171
Federal funds sold and securities purchased under agreements to resell	(80)	15	(65)	(1,179)	1,248	69
Taxable securities	(8,380)	(12,308)	(20,688)	(32,493)	9,008	(23,485)
Tax-exempt securities (2)	(132)	44	(88)	5,171	4	5,175
FHLB Stock	(39)	347	308	(31)	(29)	(60)
Loans	6,965	(10,902)	(3,937)	3,376	(19,458)	(16,082)
Total increase (decrease) in interest income	101	(23,959)	(23,858)	(26,311)	(7,901)	(34,212)

Interest-Bearing Liabilities
Interest-bearing demand deposits	146	(110)	36	63	(234)	(171)
Money market deposits	567	(1,980)	(1,413)	110	(1,492)	(1,382)
Savings deposits	42	(159)	(117)	73	(285)	(212)
Time deposits	(1,521)	(11,826)	(13,347)	(6,410)	(13,773)	(20,183)
Securities sold under agreemensts to repurchase	(3,580)	(1,454)	(5,034)	(4,697)	(711)	(5,408)
FHLB advances and other borrowings	(6,134)	(5,640)	(11,774)	(20,521)	(4,968)	(25,489)
Long-term debt	-	259	259	-	1,038	1,038
Total decrease in interest expense	(10,480)	(20,910)	(31,390)	(31,382)	(20,425)	(51,807)

Change in net interest income	$10,581	$(3,049)	$7,532	$5,071	$12,524	$17,595

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)
The amount of interest earned has been adjusted to a fully tax-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.

Provision for Credit Losses

The provision for credit losses represents the charge against current earnings that is determined by management, through a credit review process, as the amount needed to maintain an allowance for loan losses and an allowance for off-balance sheet unfunded credit commitments that management believes to be sufficient to absorb credit losses inherent in the Bank’s loan portfolio and credit commitments.  The Bank recorded a negative $9.0 million provision for credit losses in 2012 compared with $27.0 million in 2011, and $156.9 million in 2010.  Net charge-offs for 2012 were $14.7 million, or 0.2% of average loans, compared to net charge-offs for 2011 of $66.2 million, or 1.0% of average loans, and compared to net charge-offs for 2010 of $126.4 million, or 1.8% of average loans.  The decreases in provision for credit losses and net charge-offs in 2012 were primarily due to decreases in non-performing loans.

Non-interest Income

Non-interest income decreased $4.4 million, or 8.6%, to $46.5 million for 2012, from $50.9 million for 2011, and compared to $32.3 million for 2010.  Non-interest income includes depository service fees, letters of credit commissions, securities gains (losses), gains (losses) from loan sales, gains from sale of premises and equipment, and other sources of fee income.   These other fee-based services include wire transfer fees, safe deposit fees, fees on loan-related activities, fee income from our Wealth Management division, and foreign exchange fees.

The decrease in non-interest income of $4.4 million, or 8.6%, from 2011 to 2012 was primarily due to a combination of the following:

•
A $3.1 million decrease in securities gains.  We sold securities of $544.2 million and recorded net gains on sale of securities of $18.0 million in 2012 compared to security sales of $1.3 billion with $21.1 million net gains on sale of securities in 2011.

•	A $2.6 million decrease in gains on sale of loans.
•	A $1.2 million decrease in foreign exchange income.

The increase in non-interest income of $18.6 million, or 57.8%, from 2010 to 2011 was primarily due to a combination of the following:

•	A $9.6 million decrease in loss on the value of interest rate swap agreements due to higher unrealized losses recognized during 2010.
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

  Non-interest Expense

Non-interest expense includes expenses related to salaries and benefits of employees, occupancy expenses, marketing expenses, computer and equipment expenses, amortization of core deposit intangibles, and other operating expenses.  Non-interest expense totaled $192.6 million in 2012 compared with $185.6 million in 2011.  The increase of $7.0 million, or 3.8%, in non-interest expense in 2012 compared to 2011 was primarily due to a combination of the following:

•
Salaries and employee benefits increased $6.5 million, or 9.1%, primarily due to the hiring of new employees as well as the addition of temporary employees related to the upcoming core system conversion in July 2013.

•	An accrual of $5.8 million related to a jury verdict in a lender liability case on a construction loan where Cathay Bank owns a 50% interest.
•	OREO expenses increased $4.5 million, or 43%, primarily due to decreases of $4.9 million in gains on OREO transactions.
•	Professional service expense increased $1.6 million, or 7.7%, and computer and equipment expenses increased $1.1 million, or 12.7%, due primarily to the upcoming core system conversion.
•	Marketing expenses increased $1.4 million primarily due to special events celebrating the 50th anniversary of the Bank.
•
Offsetting the above increases were a $8.1 million decrease in costs associated with debt redemptions due to prepayment penalties on prepayment of FHLB advances and securities sold under agreements to repurchase, a $4.2 million decrease in FDIC and state assessments, and a $1.8 million decrease in operating expenses of affordable housing investments.

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, increased to 52.37% in 2012 compared to 50.90% in 2011 due primarily to higher non-interest expenses as explained above.

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

The efficiency ratio, defined as non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income, decreased to 50.90% in 2011 compared to 53.22% in 2010.

Income Tax Expense

Income tax expense was $66.1 million in 2012, compared to an income tax expense of $51.3 million in 2011, and income tax benefit of $14.6 million in 2010.  The effective tax rate was 36.0% for 2012, 33.9% for 2011, and 477% for 2010.  The effective tax rate differed from the composite statutory composite rate of 42% primarily as a result of low income housing and other tax credits totaling $9.4 million recognized in 2012, $10.1 million recognized in 2011, and $11.2 million recognized in 2010.  The income tax benefit in 2010 was primarily due to the net loss.

Our tax returns are open for audits by the Internal Revenue Service back to 2010 and by the California Franchise Tax Board (“FTB”) of the State of California back to 2003.  We are currently under audit by the  FTB for the years 2003 to 2007.  From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions.  When, and if, such differences occur and the related tax effects become probable and estimable, such amounts will be recognized.

Financial Condition

Total assets were $10.7 billion at December 31, 2012, an increase of $49.2 million, or 0.5%, from $10.6 billion at December 31, 2011, primarily due to increases of $369.9 million in gross loans,  increases of $117.0 million in short-term investments, and increases of $27.0 million in cash and due from banks, offset by decreases of $382.7 million in investment securities, decreases of $46.3 million in OREO, and decreases of $37.5 million from income tax receivable and deferred tax assets

Investment Securities

Investment securities were $2.1 billion and represented 19.3% of total assets at December 31, 2012, compared with $2.4 billion, or 23.0%, of total assets at December 31, 2011.  The following table summarizes the carrying value of our portfolio of securities for each of the past two years:

	As of December 31,
	2012	2011
	(In thousands)
Securities Held-to-Maturity:
U.S. government sponsored entities	$-	$99,966
State and municipal securities	129,037	129,577
Mortgage-backed securities	634,757	913,990
Corporate debt securities	9,974	9,971
Total securities held-to-maturity	$773,768	$1,153,504

Securities Available-for-Sale:
U.S. treasury securities	$509,971	$-
U.S. government sponsored entities	-	501,226
State and municipal securities	-	1,928
Mortgage-backed securities	416,694	337,631
Collateralized mortgage obligations	10,168	16,486
Asset-backed securities	141	166
Corporate debt securities	335,977	380,429
Mutual funds	6,079	6,035
Preferred stock of government sponsored entities	2,335	1,654
Trust preferred securities	10,115	45,963
Other equity securities	-	2,960
Total securities available-for-sale	$1,291,480	$1,294,478
Total investment securities	$2,065,248	$2,447,982

ASC Topic 320 requires an entity to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  If either of these conditions is met, an entity must recognize an other-than-temporary impairment (“OTTI”) to its investment securities.  If an entity does not intend to sell the debt security and will not be required to sell the debt security, the entity must consider whether it will recover the amortized cost basis of the security.  If the present value of expected cash flows is less than the amortized cost basis of the security, OTTI shall be considered to have occurred.  OTTI is then separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors.  An entity determines the impairment related to credit losses by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.  OTTI related to the credit loss is thereafter recognized in earnings.  OTTI related to all other factors is recognized in other comprehensive income.  OTTI not related to the credit loss for a held-to-maturity security should be recognized separately in a new category of other comprehensive income and amortized over the remaining life of the debt security as an increase in the carrying value of the security only when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its remaining amortized cost basis.  The Company has both the ability and the intent to hold and it is not more likely than not that the Company will be required to sell those securities with unrealized losses before recovery of their amortized cost basis.

The Company's unrealized loss on investments in corporate bonds relates to a number of investments in bonds of financial institutions, all of which were investment grade at the date of acquisition and as of December 31, 2012.  The unrealized losses were primarily caused by the widening of credit and liquidity spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that these bonds would not be settled at a price less than the amortized cost of the investment. Because the Company does not intend to sell and would not be required to sell these investments until a recovery of fair value, which may be maturity, it does not consider its investments in these corporate bonds to be other-than-temporarily impaired at December 31, 2012.

The temporarily impaired securities represent 16.9% of the fair value of investment securities as of December 31, 2012.  Unrealized losses for securities with unrealized losses for less than twelve months represent 2.4%, and securities with unrealized losses for twelve months or more represent 4.4%, of the historical cost of these securities.  Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased.  At December 31, 2012, 34 issues of securities had unrealized losses for 12 months or longer and seven issues of securities had unrealized losses of less than 12 months.

At December 31, 2012, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our consolidated statements of operations.  We expect to recover the amortized cost basis of our debt securities, and have no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.  The table below shows the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of December 31, 2012, and December 31, 2011:

	As of December 31, 2012
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(Dollars in thousands)

Securities Held-to-Maturity

Total securities held-to-maturity	$-	$-	-	$-	$-	-	$-	$-	-
Securities Available-for-Sale
U.S. treasury securities	$49,969	$5	1				$49,969	$5	1
Mortgage-backed securities	231	1	2	170	1	6	401	2	8
Mortgage-backed securities-Non-agency	-	-	-	96	2	1	96	2	1
Collateralized mortgage obligations	-	-	-	439	35	4	439	35	4
Asset-backed securities	-	-	-	141	4	1	141	4	1
Corporate debt securities	52,468	2,532	4	253,430	11,570	22	305,898	14,102	26
Total securities available-for-sale	$102,668	$2,538	7	$254,276	$11,612	34	$356,944	$14,150	41
Total investment securities	$102,668	$2,538	7	$254,276	$11,612	34	$356,944	$14,150	41

	As of December 31, 2011
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized	No. of
	Value	Losses	Issuances	Value	Losses	Issuances	Value	Losses	Issuances
	(Dollars in thousands)

Securities Held-to-Maturity
Corporate debt securities	$9,635	$337	1	$-	$-	-	$9,635	$337	1
Total securities held-to-maturity	$9,635	$337	1	$-	$-	-	$9,635	$337	1
Securities Available-for-Sale
U.S. government sponsored entities	$49,993	$7	1	$-	$-	-	$49,993	$7	1
Mortgage-backed securities	564	4	8	35	1	2	599	5	10
Mortgage-backed securities-Non-agency	-	-	-	6,719	431	2	6,719	431	2
Collateralized mortgage obligations	-	-	-	570	238	4	570	238	4
Asset-backed securities	-	-	-	166	6	1	166	6	1
Corporate debt securities	185,577	14,201	17	172,857	17,528	19	358,434	31,729	36
Mutual funds	1,987	13	1	-	-	-	1,987	13	1
Trust preferred securities	5,674	24	2	-	-	-	5,674	24	2
Total securities available-for-sale	$243,795	$14,249	29	$180,347	$18,204	28	$424,142	$32,453	57
Total investment securities	$253,430	$14,586	30	$180,347	$18,204	28	$433,777	$32,790	58

The scheduled maturities and taxable-equivalent yields by security type are presented in the following tables:

Securites Portfolio Maturity Distribution and Yield Analysis:
	As of December 31, 2012
		After One	After Five
	One Year	Year to	Years to	Over Ten
	or Less	Five Years	Ten Years	Years	Total
	(Dollars in thousands)
Maturity Distribution:

Securities Held-to-Maturity:
State and municipal securities	$-	$-	$52,261	$76,776	$129,037
Mortgage-backed securities	-	-	-	634,757	634,757
Corporate debt securities	-	-	9,974	-	9,974

Total securities held-to-maturity	$-	$-	$62,235	$711,533	$773,768

Securities Available-for-Sale:
U.S. treasury securities	$349,880	$160,091	$-	$-	$509,971
Mortgage-backed securities(1)	60	141	55,633	360,860	416,694
Collateralized mortgage obligations(1)	-	-	8,446	1,722	10,168
Asset-backed securities(1)	-	-	-	141	141
Corporate debt securities	-	210,009	125,968	-	335,977
Mutual funds	-	-	-	6,079	6,079
Preferred stock of government sponsored entities (2)	-	-	-	2,335	2,335
Trust preferred securities	-	-	-	10,115	10,115
Other equity securities	-	-	-	-	-

Total securities available-for-sale	$349,940	$370,241	$190,047	$381,252	$1,291,480
Total investment securities	$349,940	$370,241	$252,282	$1,092,785	$2,065,248

Weighted-Average Yield:

Securities Held-to-Maturity:
State and municipal securities	-	-	4.60%	4.89%	4.77%
Mortgage-backed securities	-	-	-	3.83	3.83
Corporate debt securities	-	-	2.45	-	2.45
Total securities held-to-maturity	0.00%	0.00%	4.26%	3.95%	3.97%

Securities Available-for-Sale:
U.S. treasury securities	0.16%	0.30%	-	-	0.21%
Mortgage-backed securities(1)	4.92	6.70	4.45	2.73	2.96
Collateralized mortgage obligations(1)	-	-	4.70	7.56	5.18
Asset-backed securities(1)	-	-	-	2.25	2.25
Corporate debt securities	-	2.02	2.25	-	2.12
Mutual funds	-	-	-	2.42	2.42
Trust preferred securities	-	-	-	5.63	5.63
Total securities available-for-sale	0.17%	1.28%	3.00%	2.81%	1.69%
Total investment securities	0.17%	1.28%	3.31%	3.55%	2.55%

(1)	Securities reflect stated maturities and do not reflect the impact of anticipated prepayments.
(2)	There is no stated maturity for equity securities.
(3)	Weighted average yield has been adjusted to a fully-taxable equivalent basis.

Loans

      Loans represented 71.9% of average interest-earning assets during 2012, compared with 70.8% during 2011.  Gross loans, excluding loans held for sale, increased by $369.9 million, or 5.2%, to $7.43 billion at December 31, 2012, compared with $7.06 billion at December 31, 2011.  The increase in gross loans was primarily attributable to the following:

•
Commercial loans increased $258.8 million, or 13.9%, to $2.13 billion at December 31, 2012, compared to $1.87 billion at December 31, 2011.  Commercial loans consist primarily of short-term loans (typically with a maturity of one year or less) to support general business purposes, or to provide working capital to businesses in the form of lines of credit, trade-finance loans, loans for commercial purposes secured by cash, and SBA loans.

•
Total residential mortgage loans increased by $174.0 million, or 17.9%, to $1.15 billion at December 31, 2012, compared to $972.3 million at December 31, 2011, primarily due to the low level of interest rates.

•
Commercial mortgage loans increased $19.6 million, or 0.5%, to $3.77 billion at December 31, 2012, compared to $3.75 billion at December 31, 2011. Total commercial mortgage loans accounted for 50.7% of gross loans at December 31, 2012, compared to 53.1% at December 31, 2011.  Commercial mortgage loans include primarily commercial retail properties, shopping centers, and owner-occupied industrial facilities, and, secondarily, office buildings, multiple-unit apartments, hotels, and multi-tenanted industrial properties, and are typically secured by first deeds of trust on such commercial properties.  In addition, the Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings where the borrower either uses the property for business purposes or derives income from tenants.

•	Real estate construction loans decreased $56.4 million, or 23.8%, to $181.0 million at December 31, 2012, compared to $237.4 million at December 31, 2011.

Our lending relates predominantly to activities in the states of California, New York, Texas, Washington, Massachusetts, Illinois, and New Jersey, although we have some loans to domestic clients who are engaged in international trade.  Loans outstanding in our branch in Hong Kong were $166.9 million as of December 31, 2012, compared to $160.5 million as of December 31, 2011.

      The classification of loans by type and amount outstanding as of December 31 for each of the past five years is presented below:

Loan Type and Mix

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)

Commercial loans	$2,127,107	$1,868,275	$1,441,167	$1,307,880	$1,620,438
Residential mortgage loans and equity lines	1,340,082	1,186,969	1,061,330	878,266	791,497
Commercial mortgage loans	3,768,452	3,748,897	3,940,061	4,065,155	4,132,850
Real estate construction loans	180,950	237,372	409,986	626,087	913,168
Installment and other loans	12,556	17,699	16,077	21,754	14,415

Gross loans	7,429,147	7,059,212	6,868,621	6,899,142	7,472,368
Less:
Allowance for loan losses	(183,322)	(206,280)	(245,231)	(211,889)	(122,093)
Unamortized deferred loan fees	(10,238)	(8,449)	(7,621)	(8,339)	(10,094)
Total loans and leases, net	$7,235,587	$6,844,483	$6,615,769	$6,678,914	$7,340,181
Loans held for sale	$-	$760	$2,873	$54,826	$-

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

Contractual Maturity of Loan Portfolio

	Within One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial loans
Floating rate	$1,237,743	$396,300	$39,540	$1,673,583
Fixed rate	413,410	33,886	6,228	453,524
Residential mortgage loans and equity lines
Floating rate	487	1,125	231,744	233,356
Fixed rate	5,475	17,871	1,083,380	1,106,726
Commercial mortgage loans
Floating rate	459,619	1,372,634	838,298	2,670,551
Fixed rate	189,113	631,017	277,771	1,097,901
Real estate construction loans
Floating rate	124,229	39,523	-	163,752
Fixed rate	17,198	-	-	17,198
Installment and other loans
Floating rate	5,953	-	-	5,953
Fixed rate	6,330	273	-	6,603
Total Loans	$2,459,557	$2,492,629	$2,476,961	$7,429,147
Floating rate	$1,828,031	$1,809,582	$1,109,582	$4,747,195
Fixed rate	631,526	683,047	1,367,379	2,681,952
Total Loans	2,459,557	2,492,629	2,476,961	7,429,147
Allowance for loan losses				(183,322)
Unamortized deferred loan fees				(10,238)
Net loans				$7,235,587

Deposits

The Bank primarily uses customer deposits to fund its operations, and to a lesser extent borrowings in the form of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and other borrowings.  The Bank’s deposits are generally obtained from the Bank’s geographic market area.  The Bank utilizes traditional marketing methods to attract new customers and deposits, by offering a wide variety of products and services and utilizing various forms of advertising media.   Although the vast majority of the Bank’s deposits are retail in nature, the Bank does engage in certain wholesale activities, primarily accepting time deposits from political subdivisions and public agencies.  The Bank considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management’s decisions as to the most economic funding sources.  Brokered-deposits totaled $65.0 million, or 0.9% of total deposits, at December 31, 2012, compared to $138.9 million, or 1.9%, at December 31, 2011.

The Company’s total deposits increased $154.1 million, or 2.1%, to $7.38 billion at December 31, 2012, from $7.23 billion at December 31, 2011, primarily due to a $235.3 million, or 24.7%, increase in money market deposits, a $194.7 million, or 18.1%, increase in non-interest bearing demand deposits, a $141.6 million, or 31.4%, increase in NOW deposits, and a $53.8 million, or 12.8%, increase in savings deposits, offset by a $188.8 million, or 22.7%, decrease in time deposits under $100,000 and a $282.5 million, or 8.1%, decrease in time deposits of $100,000 or more.

The following table displays the deposit mix for the past three years:

Deposit Mix

	Year Ended December 31,
	2012		2011		2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)

Demand deposits	$1,269,455	17.2%	$1,074,718	14.9%	$930,300	13.3%
NOW deposits	593,133	8.0	451,541	6.2	418,703	6.0
Money market deposits	1,186,771	16.1	951,516	13.2	982,617	14.0
Saving deposits	473,805	6.4	420,030	5.8	385,245	5.5
Time deposits under $100,000	644,191	8.7	832,997	11.5	1,081,266	15.5
Time deposits of $100,000 or more	3,215,870	43.6	3,498,329	48.4	3,193,715	45.7

Total	$7,383,225	100.0%	$7,229,131	100.0%	$6,991,846	100.0%

Average total deposits increased $244.8 million, or 3.4%, to $7.38 billion in 2012 compared with average total deposits of $7.14 billion in 2011.

The following table displays average deposits and rates for the past five years:

Average Deposits and Average Rates

	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Demand deposits	$1,157,343	-%	$996,215	-%	$911,351	-%	$781,391	-%	$772,982	-%
NOW deposits	516,246	0.15	426,252	0.18	397,434	0.23	295,770	0.36	255,185	0.61
Money market deposits	1,059,841	0.56	979,253	0.75	966,888	0.90	890,427	1.49	736,739	1.84
Saving deposits	451,022	0.08	411,953	0.12	369,190	0.19	338,781	0.24	334,222	0.36
Time deposits	4,197,906	0.96	4,323,833	1.24	4,765,632	1.55	5,084,309	2.33	4,530,923	3.56

Total	$7,382,358	0.64%	$7,137,506	0.87%	$7,410,495	1.14%	$7,390,678	1.81%	$6,630,051	2.68%

Management considers the Bank’s time deposits of $100,000 or more (Jumbo CDs) to be generally less volatile than other wholesale funding sources primarily because:

•	approximately 67.4% of the Bank’s Jumbo CDs have been on deposit with the Bank for two years or more;

•	the Jumbo CD portfolio is widely-held with 14,716 individual accounts averaging approximately $219,000 per account owned by 9,619 individual depositors as of December 31, 2012; and

•
the ratio of relatively higher percentage of Jumbo CDs to total deposits exists in most of the Asian-American banks in our California market because of a higher savings rate within the communities we serve.

Management monitors the Jumbo CD portfolio to identify any changes in the deposit behavior in the market and of the customers the Bank is serving.

Of our Jumbo CDs, approximately 90.0% mature within one year as of December 31, 2012.  The following tables display time deposits of $100,000 or more by maturity:

Time Deposits of $100,000 or More by Maturity

At December 31, 2012 (In thousands)
Less than three months	$1,079,519
Three to six months	646,497
Six to twelve months	1,169,696
Over one year	320,158
Total	$3,215,870

The following table displays time deposits with a remaining term of more than one year at December 31, 2012:

Maturities of Time Deposits with a Remaining Term
of More Than One Year for Each
of the Five Years Following December 31, 2012

(In thousands)
2014	$263,847
2015	67,735
2016	1,499
2017	20,901
2018	3

Borrowings

Borrowings include securities sold under agreements to repurchase, Federal funds purchased, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

At December 31, 2012, there were no borrowings from other financial institutions compared to $880,000 with a weighted average rate of 0.55% at December 31, 2011.

Securities sold under agreements to repurchase were $1.3 billion with a weighted average rate of 3.84% at December 31, 2012, compared to $1.4 billion with a weighted average rate of 4.14% at December 31, 2011.  In May 2011, the Company prepaid a security sold under an agreement to repurchase of $50 million with a rate of 4.83% and incurred a prepayment penalty of $1.7 million.  In 2012, the Company modified $200.0 million of securities sold under agreements to repurchase by extending the term by an additional four years on average, reducing the rate of these agreements by an average of 168 basis points and removing the callable feature of these borrowings.  In 2012, the Company prepaid three securities sold under an agreement to repurchase for the total of $150 million with a weighted average rate of 4.43% and incurred prepayment penalties of $9.4 million.  Seven floating-to-fixed rate agreements totaling $400.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 200 basis points to three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.52% to 5.07%.  After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months.  For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.79% and minimum rate of 0.0%.  After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter.  The table below provides summary data for the $1.05 billion of callable securities sold under agreements to repurchase as of December 31, 2012:

(Dollars in millions)	Fixed-to-floating						Floating-to-fixed		Total
Rate type	Float Rate						Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.79%	3.53%	3.50%	3.50%	3.53%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	1	4	3	1	1	3	4	20
Amount	$150.0	$50.0	$200.0	$150.0	$50.0	$50.0	$200.0	$200.0	$1,050.0
Weighted average rate	3.78%	3.53%	3.50%	3.50%	3.53%	3.25%	4.69%	5.00%	4.04%
Final maturity	2014	2014	2014	2015	2015	2015	2014	2017

The table below provides summary data for non-callable fixed rate securities sold under agreements to repurchase as of December 31, 2012:

Maturity	No. of Agreements	Amount (In thousands)	Weighted Average Interest Rate
3 years to 5 years	2	$100,000	2.71%
Over 5 years	2	100,000	2.86%
Total	4	$200,000	2.78%

These transactions are accounted for as collateralized financing transactions and recorded at the amount at which the securities were sold. We may have to provide additional collateral for the repurchase agreements, as necessary.  The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.4 billion as of December 31, 2012, and $1.6 billion as of December 31, 2011.

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	2012	2011	2010
	(Dollars in thousands)

Average amount outstanding during the year (1)	$1,361,475	$1,448,363	$1,560,215
Maximum amount outstanding at month-end (2)	1,400,000	1,559,000	1,566,000
Balance, December 31	1,250,000	1,400,000	1,561,000
Rate, December 31	3.84%	4.14%	4.18%
Weighted average interest rate for the year	4.09%	4.19%	4.24%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were January 2012, January 2011, and September 2010.

     Advances from the FHLB were $146.2 million with a weighted average rate of 0.44% at December 31, 2012, compared to $225.0 million with weighted average rate of 2.08% at December 31, 2011.  The Company prepaid an advance from the FHLB of $100.0 million at a rate of 4.60% and incurred prepayment penalties of $2.8 million in 2012, and prepaid advances from the FHLB totaling $450.0 million with a weighted average rate of 4.39% and incurred prepayment penalties of $18.5 million in 2011.

Long-term Debt

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction (the “Bank Subordinated Debt”).  The debt had an original maturity term of 10 years, was unsecured and bore interest at a rate of three-month LIBOR plus 110 basis points, payable on a quarterly basis.  In March 2011, the maturity term was extended for an additional year.  As part of the extension agreement, the rate was increased from LIBOR plus 110 basis points to LIBOR plus 330 basis points for 2011 and 2012, after which time it reverts back to LIBOR plus 110 basis points.  At December 31, 2012, the per annum interest rate on the subordinated debt was 3.61% compared to 3.88% at December 31, 2011.  The Bank Subordinated Debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying Consolidated Balance Sheets.

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

At December 31, 2012, Junior Subordinated Notes totaled $121.1 million with a weighted average interest rate of 2.47% compared to $121.1 million with a weighted average rate of 2.72% at December 31, 2011.  The Junior Subordinated Notes have a stated maturity term of 30 years.  The Junior Subordinated Notes issued qualify as Tier 1 capital for regulatory reporting purposes. The trusts are not consolidated with the Company in accordance with an accounting pronouncement that took effect in December 2003.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes our contractual obligations and commitments to make future payments as of December 31, 2012.   Payments for deposits and borrowings do not include interest.   Payments related to leases are based on actual payments specified in the underlying contracts.   Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(In thousands)

Contractual obligations:
Securities sold under agreements to repurchase (1)	$-	$850,000	$200,000	$-	$1,050,000
Securities sold under agreements to repurchase (2)	-	-	100,000	100,000	200,000
Advances from the Federal Home Loan Bank	125,000	-	21,200	-	146,200
Other borrowings	-	-	-	18,713	18,713
Long-term debt	-	-	50,000	121,136	171,136
Operating leases	6,084	7,948	2,645	661	17,338
Deposits with stated maturity dates	3,506,075	331,583	22,400	3	3,860,061
Total contractual obligations and other commitments	$3,637,159	$1,189,531	$396,245	$240,513	$5,463,448

Other commitments:
Commitments to extend credit	1,105,138	310,586	132,279	192,460	1,740,463
Standby letters of credit	44,060	593	19	-	44,672
Commercial letters of credit	71,073	-	-	-	71,073
Bill of lading guarantees	77	-	-	-	77
Total contractual obligations and other commitments	$1,220,348	$311,179	$132,298	$192,460	$1,856,285

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

Capital Resources

         Stockholders’ Equity

In 2010, the Company sold $132.3 million of new common stock consisting of 15,028,409 shares at an average price of $8.80 per share.  Net of issuance costs and fees, this issuance added $124.9 million to common stockholders’ equity.  The Company did not sell any common stock in 2012 or in 2011.

Total equity of $1.63 billion at December 31, 2012, was up $113.9 million, or 7.5%, compared to $1.52 billion at December 31, 2011.  The increase in stockholders’ equity was due to a $118.0 million increase from net income, an increase of $9.2 million in unrealized gains on securities, amortization of unearned compensation of $2.1 million, option exercise of $764,000, and reinvestment of dividends of $291,000, offset by payments of dividends on preferred stock of $13.5 million, payments of dividends on common stock of $3.1 million, and a tax short-fall of $620,000 mainly from the expiration of stock options.  The Company paid common stock cash dividends of $0.04 per common share in 2012 and in 2011.

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

As of December 31, 2012, we remained authorized to purchase up to 622,500 shares of our common stock under our November 2007 stock repurchase program.  No shares were repurchased during the years from 2008 to 2012.  As long as the U. S. Treasury owns any of our Series B Preferred Stock, we are precluded from any repurchase of our common stock unless we are current in our dividend payments on our Series B Preferred Stock.  As discussed below under “Capital Resources- Regulatory Matters,” we are also subject to other restrictions on the repurchase of our common stock.

         Capital Adequacy

      Management seeks to retain our capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.  The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets.   At December 31, 2012, Tier 1 risk-based capital ratio of 17.36%, total risk-based capital ratio of 19.12%, and Tier 1 leverage capital ratio of 13.82%, continued to place the Bancorp in the “well capitalized” category, which is defined as institutions with Tier 1 risk-based capital ratio equal to or greater than 6.00%, total risk-based capital ratio equal to or greater than 10.00%, and Tier 1 leverage capital ratio equal to or greater than 5.00%.   The comparable ratios for the Bancorp at December 31, 2011, were Tier 1 risk-based capital ratio of 15.97%, total risk-based capital ratio of 17.85%, and Tier 1 leverage capital ratio of 12.93%.

Cathay Real Estate Investment Trust, of which 100% of the common stock is owned by the Bank, sold $4.4 million during 2003 and $4.2 million during 2004 of its 7.0% Series A Non-Cumulative preferred stock to accredited investors.  During 2005, the Trust repurchased $131,000 of its preferred stock.  This preferred stock qualifies as Tier 1 capital under current regulatory guidelines.

        A table displaying the Bancorp’s and the Bank’s capital and leverage ratios at December 31, 2012, and 2011, is included in Note 22 to the Consolidated Financial Statements.

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

Substantially all of the revenues of the Company available for payment of dividends derive from amounts paid to it by the Bank. The terms of the Bank Subordinated Debt limit the ability of the Bank to pay dividends to us if the Bank is not current in paying interest on the Bank Subordinated Debt or another event of default has occurred. Under the memorandum of understanding we entered into with the Federal Reserve Bank of San Francisco (FRB SF), we agreed that we will not, without the FRB SF’s prior written approval, receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank. The Bank did not pay dividends to Bancorp in both 2010 and 2011.  In our February 27, 2012 three-year capital and strategic plan submitted to our regulators, we indicated that, subject to regulatory approval, the Bank expected to pay a dividend of $23.9 million to Bancorp during the second quarter of 2012 to increase Bancorp’s cash balance to equal at least two years of Bancorp’s operating expenses and then additional quarterly dividends beginning in the third quarter of 2012 in an amount which would maintain cash balances at Bancorp equal to at least two years of Bancorp’s operating expenses.  In addition, on December 27, 2012 after receipt of regulatory approvals, the Bank paid a special dividend of $125.0 million to Bancorp to provide funding for a partial repayment of the Series B Preferred Stock.  The Bank paid dividends totaling $154.7 million to Bancorp during 2012.

The terms of our Series B Preferred Stock and Junior Subordinated Notes also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends on our Series B Preferred Stock or in our payment of interest on our Junior Subordinated Notes, we may not pay dividends on our common stock.  The Federal Reserve Board has previously issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with the Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. As a result of losses incurred in 2009, we were expected to so inform and consult with the Federal Reserve supervisory staff prior to declaring or paying any dividends in the future.  Bancorp received Federal Reserve approval to make payments on our Series B Preferred Stock and Junior Subordinated Notes.  There can be no assurance that our regulators will approve the payment of such dividends.

Under California State banking law, the Bank may not without regulatory approval pay a cash dividend which exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period. Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2012, was restricted to approximately $80.8 million.

    Regulatory Matters

On December 17, 2009, the Bancorp entered into a memorandum of understanding with the Federal Reserve Bank of San Francisco (“FRB SF”) under which we agreed that we will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. We do not believe that this agreement regarding dividends from the Bank will have a material adverse effect on our operations.  We had retained a portion of the proceeds from our common stock offerings to be used, for among other things, payments of future dividends on our common and preferred stock and payments on trust preferred securities.  At December 31, 2012, our cash on hand totaled $161.9 million which is sufficient to cover future dividends on our common stock at the current quarterly rate of $.01 per share, on our preferred stock, and interest on our Trust Preferred Securities, subject to FRB SF approval, for the next twelve months.

Under the memorandum, we also agreed to submit to the FRB SF for review and approval a plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank, a dividend policy for the Bancorp, a plan to improve management of our liquidity position and funds management practices, and a liquidity policy and contingency funding plan for the Bancorp. As part of our compliance with the memorandum, on January 22, 2010, we submitted to the FRB SF a Three-Year Capital and Strategic Plan that updates a previously submitted plan and establishes, among other things, targets for our Tier 1 risk-based capital ratio, total risk-based capital ratio, Tier 1 leverage capital ratio and tangible common risk-based ratio, each of which, where applicable, are above the minimum requirements for a well-capitalized institution. In addition, we agreed to notify the FRB SF prior to effecting certain changes to our senior executive officers and board of directors and we are limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments. We also agreed in the memorandum that we will not, without the prior written approval of the FRB SF, directly or indirectly, (i) incur, renew, increase or guaranty any debt, (ii) issue any trust preferred securities, or (iii) purchase, redeem, or otherwise acquire any of our stock. The target, actual, and any excess or deficiency capital levels of the Three-Year Capital and Strategic Plan submitted to the FRB SF are as follows as of December 31, 2012:

	Tier 1 risk-based capital ratio	Total risk-based capital ratio	Tier 1 leverage capital ratio	Tangible common risk-based ratio *

Actual	17.36%	19.12%	13.82%	12.68%
Target Levels	11.50%	13.50%	9.50%	5.00%
Excess	5.86%	5.62%	4.32%	7.68%

* Tier 1 risk-based capital excluding preferred stock, trust preferred stock and REIT preferred stock divided by total risk-weighted assets.

The Bancorp has taken appropriate steps to comply with the terms of its memorandum of understanding with the FRB SF and we believe we are in compliance with the memorandum. We do not believe that the memorandum or our compliance activities will have a material adverse effect on our operations or financial condition, including liquidity. If we fail to comply with the terms of the memorandum, that failure could lead to additional enforcement action by the FRB SF that could have a material adverse effect on our operations or financial condition. At December 31, 2012, we are in compliance with the applicable target ratios.

Until it was terminated as of November 7, 2012, the Bank was subject to a memorandum of understanding with the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC’) that was entered into on March 1, 2010, by which the Bank agreed to undertake certain steps to strengthen its operations. The Bank was required to develop and implement, within specified time periods, plans satisfactory to the DFI and the FDIC to reduce commercial real estate concentrations, to enhance and to improve the quality of our stress testing of the Bank’s loan portfolio, and to revise our loan policy in connection therewith; to develop and adopt a strategic plan addressing improved profitability and capital ratios and to reduce the Bank’s overall risk profile; to develop and adopt a capital plan; to develop and implement a plan to improve asset quality, including the methodology for calculating the loss reserve allocation and evaluating its adequacy; and to develop and implement a plan to reduce dependence on wholesale funding. In addition, we are required to report our progress to the DFI and FDIC on a quarterly basis. As part of our compliance with the Bank memorandum, on April 30, 2010, we submitted to the DFI and the FDIC a Three-Year Capital Plan that updated the Three-Year Capital and Strategic Plan previously submitted to the FRB SF on January 22, 2010, and established, among other things, targets for our Tier 1 risk-based capital ratio and total risk-based capital ratio, each of which are above the minimum requirements for a well-capitalized institution and effective June 30, 2010, a target Tier 1 to total tangible assets ratio. We were in compliance with the applicable target ratios through the date of termination of the memorandum.

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

Total non-performing portfolio assets, excluding non-accrual loans held for sale, decreased $149.7 million, or 49.8%, to $150.9 million at December 31, 2012, compared to $300.6 million at December 31, 2011, primarily due to a $97.3 million decrease in non-accrual loans, a $46.3 million decrease in OREO, and a $6.1 million decrease in accruing loans past due 90 days or more

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets decreased to 2.02% at December 31, 2012, from 4.20% at December 31, 2011. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 176.7% at December 31, 2012, from 100.2% at December 31, 2011.

The following table presents the breakdown of total non-accrual, past due, and restructured loans for the past five years:

Non-accrual, Past Due and Restructured Loans

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Accruing loans past due 90 days or more	$630	$6,726	$5,006	$-	$6,733
Non-accrual loans	103,902	201,197	242,319	280,643	181,202
Total non-performing loans	104,532	207,923	247,325	280,643	187,935
Real estate acquired in foreclosure and other assets	46,384	92,713	77,740	71,014	63,892
Total non-performing assets	$150,916	$300,636	$325,065	$351,657	$251,827
Accruing troubled debt restructurings (TDRs)	$144,695	$120,016	$136,800	$54,992	$924
Non-accrual TDRs (included in non-accrual loans	$47,731	$50,870	$28,146	$41,609	$11,614
Non-accrual loans held for sale	$-	$760	$2,873	$54,826	$-
Non-performing assets as a percentage of gross loans and other real estate owned at year-end	2.02%	4.20%	4.68%	5.05%	3.34%
Allowance for credit losses as a percentage of gross loans	2.49%	2.95%	3.60%	3.15%	1.73%
Allowance for credit losses as a percentage of non-performing loans	176.68%	100.20%	100.10%	77.36%	68.87%

      The effect of non-accrual loans on interest income for the past five years is presented below:

	2012	2011	2010	2009	2008
	(In thousands)
Non-accrual Loans
Contractual interest due	$6,621	$13,049	$17,304	$23,746	$14,043
Interest recognized	1,006	71	4,853	9,830	8,782
Net interest foregone	$5,615	$12,978	$12,451	$13,916	$5,261

As of December 31, 2012, there were no commitments to lend additional funds to those borrowers whose loans had been restructured, were considered impaired, or were on non-accrual status.

Non-accrual Loans

At December 31, 2012, total non-accrual portfolio loans of $103.9 million decreased $97.3 million, or 48.4%, from $201.2 million at December 31, 2011.  The allowance for the collateral-dependent impaired loans is calculated by the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contract, or other available market price information. The allowance for collateral-dependent impaired loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

Non-accrual portfolio loans at December 31, 2012, consisted of two residential construction loans totaling $3.0 million, three non-farm non-residential construction loans totaling $33.3 million, 35 commercial real estate loans totaling $29.6 million, five land loans totaling $6.1 million, 31 commercial loans totaling $20.0 million, and 49 residential mortgage loans totaling $11.9 million. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.  The comparable numbers for 2011 were five residential construction loans totaling $25.3 million, three non-farm non-residential construction loans totaling $20.7 million, 46 commercial real estate loans totaling $96.8 million, 11 land loans totaling $11.0 million, 46 commercial loans totaling $30.7 million, and 56 residential mortgage loans totaling $16.7 million.

No loans were held for sale at December 31, 2012, compared to $760,000 at December 31, 2011.  In 2012, we added three new loans of $16.0 million, sold four loans of $16.2 million for a net loss on sale of $26,000, and transferred a loan of $500,000 to held for investment. At December 31, 2011, non-accrual loans held for sale of $760,000 decreased $2.1 million from $2.9 million at December 31, 2010.  In 2011, we added six new loans of $4.4 million, transferred one loan of $2.9 million to OREO, and sold four loans of $3.6 million for a net gain on sale of $88,000.  At December 31, 2011, loans held for sale were comprised of a commercial construction loan of $500,000 and a residential mortgage loan of $260,000.   The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	December 31, 2012		December 31, 2011
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/Multi-family residence	$20,996	$2,073	$52,896	$3,078
Commercial real estate	56,895	1,433	106,665	1,929
Land	6,053	-	10,975	-
Personal Property (UCC)	-	16,452	-	25,654
Total	$83,944	$19,958	$170,536	$30,661

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

	December 31, 2012		December 31, 2011
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$56,995	$2,387	$120,623	$1,518
Wholesale/Retail	15,398	3,908	33,675	5,833
Food/Restaurant	562	341	-	817
Import/Export	-	13,309	-	22,493
Other	10,989	13	16,238	-
Total	$83,944	$19,958	$170,536	$30,661

(1)	Real estate includes commercial mortgage loans, real estate construction loans, and residential mortgage loans and equity lines.

    Other Real Estate Owned

At December 31, 2012, the net carrying value of other real estate owned (“OREO”) decreased $46.3 million, or 50.0%, to $46.4 million from $92.7 million at December 31, 2011. OREO located in California was $12.2 million and was comprised primarily of six parcels of land zoned for residential purpose of $9.1 million, three office and commercial use buildings of $1.7 million, one commercial building construction project of $740,000, one residential construction project of $530,000, and one single family residential property of $179,000.  OREO located in Texas was $29.6 million and was comprised of four office and commercial use buildings of $14.4 million, four parcels of land zoned for residential purposes of $12.6 million, two commercial building construction projects of $1.3 million, one parcel of land zoned for non-residential purposes of $1.1 million, and one single family residential property of $169,000.  OREO located in the state of Washington was $1.6 million and was comprised one parcel of land zoned for residential purpose of $733,000 and one commercial construction project of $870,000.  OREO located in the state of New York was a retail store of $1.2 million.  OREO located in the state of Nevada was $1.1 million and was comprised of a commercial use building.  OREO in all other states was $752,000 and was comprised of a commercial use property of $376,000 and one retail store of $376,000.

For 2011, OREO located in California was $32.3 million and was comprised primarily of five parcels of land zoned for residential purpose of $9.9 million, four parcels of land zoned for commercial purposes of $4.8 million, two commercial building construction projects of $3.5 million, one residential construction project of $588,000, twelve office and commercial use buildings of $13.2 million, and two single family residential properties of $395,000.  OREO located in Texas was $48.6 million and was comprised of eight commercial use buildings of $33.5 million, three parcels of land zoned for residential purposes of $11.7 million, three commercial building construction projects of $2.4 million, and three single family residential properties of $959,000.  OREO located in the state of Washington was $3.9 million and was comprised of two retail stores $1.6 million, three parcels of land zoned for residential purposes of $1.2 million, one commercial construction project of $658,000, and three single family residential properties of $531,000.  OREO located in the state of Nevada was $4.8 million and was comprised of a parcel of land zoned for residential purposes of $3.5 million and one commercial use building of $1.3 million.  OREO in all other states was $3.0 million and was comprised of three commercial use properties of $2.1 million and four single family residential properties of $878,000.

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

Troubled debt restructurings on accrual status totaled $144.7 million at December 31, 2012, and were comprised of 61 loans, an increase of $24.7 million, compared to 32 loans totaling $120.0 million at December 31, 2011.  TDRs at December 31, 2012, were comprised of sixteen retail shopping and commercial use building loans of $68.1 million, fifteen office and commercial use building loans of $40.4 million, two hotel loans of $12.4 million, seventeen single family residential loans of $19.1 million, two land loans of $2.3 million, six commercial loans of $1.3 million, and three multi-family residential loans of $1.1 million.  We expect that the troubled debt restructuring loans on accruing status as of December 31, 2012, which are all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  The comparable TDRs at December 31, 2011, were comprised of eleven retail shopping and commercial use building loans of $74.4 million, seven office and commercial use building loans of $23.8 million, one hotel loan of $7.9 million, ten single family residential loans of $13.3 million, one land loan of $635,000 and two commercial loans of $39,000.  A summary of TDRs by type of loans and by accrual/non-accrual status is shown below:

	December 31, 2012

Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$531	$3,020	$-	$413	$3,964
Real estate construction loans	-	-	-	5,834	5,834
Commercial mortgage loans	27,003	16,656	739	85,783	130,181
Residential mortgage loans	1,461	1,024	-	2,231	4,716
Total accruing TDRs	$28,995	$20,700	$739	$94,261	$144,695

	December 31, 2012

Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$912	$-	$1,518	$-	$2,430
Real estate construction loans	-	16,767	9,579	-	-	26,346
Commercial mortgage loans	1,685	2,817	5,746	-	5,076	15,324
Residential mortgage loans	275	2,010	586	-	760	3,631
Total non-accrual TDRs	$1,960	$22,506	$15,911	$1,518	$5,836	$47,731

	December 31, 2011

Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$12,933	$1,756	$-	$431	$15,120
Real estate construction loans	16,820	9,659	-	5,776	32,255
Commercial mortgage loans	471	37,796	2,071	28,935	69,273
Residential mortgage loans	1,294	587	-	1,487	3,368
Total accruing TDRs	$31,518	$49,798	$2,071	$36,629	$120,016

	December 31, 2011

Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$616	$1,859	$1,506	$-	$3,981
Real estate construction loans	-	13,579	12,376	-	-	25,955
Commercial mortgage loans	2,633	9,727	-	-	5,076	17,436
Residential mortgage loans	311	2,427	449	-	311	3,498

Total non-accrual TDRs	$2,944	$26,349	$14,684	$1,506	$5,387	$50,870

The activity within our TDR loans for 2012 and 2011 are shown below:

Accruing TDRs	2012	2011
	(In thousands)
Beginning balance	$120,016	$136,800
New restructurings	53,958	60,863
Restructured loans restored to accrual status	8,356	709
Charge-offs	(251)	(2,341)
Payments	(5,159)	(46,313)
Restructured loans placed on non-accrual	(32,225)	(28,969)
Expiration of loan concession	-	(733)
Ending balance	$144,695	$120,016

Non-accrual TDRs	2012	2011
	(In thousands)
Beginning balance	$50,870	$28,146
New restructurings	12,304	13,269
Restructured loans placed on non-accrual	32,225	28,969
Charge-offs	(4,182)	(7,303)
Payments	(33,931)	(3,355)
Foreclosures	(1,199)	(8,147)
Restructured loans restored to accrual status	(8,356)	(709)

Ending balance	$47,731	$50,870

    Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events.  The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over 90 days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally a loan amount is $500,000 or less, are treated as a homogeneous portfolio.  If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate.  If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral.  We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired.  The appraisals are based on “as is” or bulk sale valuations.  To ensure that appraised values remain current, we generally obtain an updated appraisal every six months from qualified independent appraisers.  Furthermore, if the most current appraisal is dated more than three months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral.  If the third party market data indicates that the value of our collateral has declined since the most recent valuation date, we adjust downward the value of the property to reflect current market conditions.  If the fair value of the collateral is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses.  If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 3% to 6% of the fair value, depending on the size of impaired loan, is charged off against the allowance for loan losses.  Non-accrual impaired loans are not returned to accruing status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due, and are continued to be reviewed for impairment until they are no longer reported as troubled debt restructurings.

We identified impaired loans with a recorded investment of $248.6 million at December 31, 2012, compared to $322.0 million at December 31, 2011.   The average balance of impaired loans was $277.8 million in 2012 and $361.4 million in 2011.  We considered all non-accrual loans to be impaired.  Interest recognized on impaired loans totaled $8.2 million in 2012 and $5.3 million in 2011.  As of December 31, 2012, $83.9 million, or 80.8%, of the $103.9 million of non-accrual portfolio loans was secured by real estate.  As of December 31, 2011, $170.5 million, or 84.8%, of the $201.2 million of non-accrual loans was secured by real estate. In light of declining property values in the current economic downturn affecting the real estate markets, the Bank has obtained current appraisals, sales contract, or other available market price information which provides updated factors in evaluating potential loss.

At December 31, 2012, $12.2 million of the $183.3 million allowance for loan losses was allocated for impaired loans and $171.1 million was allocated to the general allowance.  At December 31, 2011, $7.6 million of the $206.3 million allowance for loan losses was allocated for impaired loans and $198.7 million was allocated to the general allowance.   The amount of the allowance for loan losses allocated to impaired loans increased from 2011 to 2012 as a result of the addition of two impaired construction loans.  In 2012, net loan charge-offs were $14.7 million, or 0.21%, of average loans, compared to $66.2 million, or 0.95%, of average loans in 2011.

The allowance for credit losses to non-accrual loans increased to 177.8% at December 31, 2012, from 103.6% at December 31, 2011.  Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

        The following table presents impaired loans and the related allowance and charge-off as of the dates indicated:

	Impaired Loans
	At December 31, 2012			At December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(Dollars in thousands)

With no allocated allowance
Commercial loans	$29,359	$18,963	$-	$46,671	$38,194	$-
Real estate construction loans	9,304	7,277	-	134,837	78,767	-
Commercial mortgage loans	189,871	152,957	-	187,580	149,034	-
Residential mortgage and equity lines	4,303	4,229	-	8,555	7,987	-
Subtotal	$232,837	$183,426	$-	$377,643	$273,982	$-
With allocated allowance
Commercial loans	$7,804	$4,959	$1,467	$11,795	$7,587	$3,336
Real estate construction loans	54,718	34,856	8,158	-	-	-
Commercial mortgage loans	14,163	12,928	1,336	29,722	28,023	2,969
Residential mortgage and equity lines	14,264	12,428	1,222	13,813	12,381	1,249
Subtotal	$90,949	$65,171	$12,183	$55,330	$47,991	$7,554
Total impaired loans	$323,786	$248,597	$12,183	$432,973	$321,973	$7,554

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

As of December 31, 2012, construction loans of $51.8 million were disbursed with pre-established interest reserves of $9.7 million compared to $16.8 million of such loans disbursed with pre-established interest reserves of $3.2 million at December 31, 2011.  The balance for construction loans with interest reserves which have been extended was $4.0 million with pre-established interest reserves of $314,000, at December 31, 2012, and zero at December 31, 2011.  Land loans of $11.2 million were disbursed with pre-established interest reserves of $978,000 at December 31, 2012, compared to $10.8 million land loans disbursed with pre-established interest reserves of $223,000 at December 31, 2011.  The balance for land loans with interest reserves which have been extended was zero at December 31, 2012, compared to $9.5 million at December 31, 2011.

At December 31, 2012, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2012, $3.0 million of non-accrual residential construction loans, $33.3 million of non-accrual non-residential construction loans, and $4.2 million of non-accrual land loans had been originated with pre-established interest reserves.  At December 31, 2011, $13.4 million of non-accrual residential construction loans, $20.7 million of non-accrual non-residential construction loans, and $7.9 million of non-accrual land loans had been originated with pre-established interest reserves.  While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in sales or lease of property, or some combination of these two factors.

    Loan Concentration

Most of our business activity is with customers located in the predominantly Asian areas of California; New York City; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; and New Jersey.  We have no specific industry concentration, and generally our loans are collateralized with real property or other pledged collateral.  Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral.  We experienced no loan concentrations to multiple borrowers in similar activities that exceeded 10% of total loans as of December 31, 2012.

The Federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution's total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50% or more within the last thirty-six months.  Since January 2010, the Bank’s internal limit for CRE loans has been 300% of total capital.  Total loans for construction, land development, and other land represented 19% of total risk-based capital as of December 31, 2012, and 23% as of December 31, 2011.  Total CRE loans represented 228% of total risk-based capital as of December 31, 2012, and 236% as of December 31, 2011.  See Part I — Item 1A — “Risk Factors” for a discussion of some of the factors that may affect us.

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

In addition, the Board of Directors of the Bank has established a written credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Bank maintains an adequate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly evaluations, and determines whether the allowance is adequate to absorb losses in the credit portfolio. The determination of the amount of the allowance for credit losses and the provision for credit losses is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectibility when determining the appropriate level for the allowance for credit losses. The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. Identified credit exposures that are determined to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. A weakening of the economy or other factors that adversely affect asset quality can result in an increase in the number of delinquencies, bankruptcies, and defaults, and a higher level of non-performing assets, net charge-offs, and provision for loan losses. See Part I — Item 1A — “Risk Factors” for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

The allowance for loan losses was $183.3 million and the allowance for off-balance sheet unfunded credit commitments was $1.4 million at December 31, 2012, and represented the amount that the Company believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio including unfunded commitments.  The allowance for credit losses, the sum of allowance for loan losses and for off-balance sheet unfunded credit commitments, $184.7 million at December 31, 2012, compared to $208.3 million at December 31, 2011, a decrease of $23.6 million, or 11.4%.  The allowance for credit losses represented 2.49% of period-end gross loans, excluding loans held for sale, and 176.7% of non-performing portfolio loans at December 31, 2012.  The comparable ratios were 2.95% of period-end gross loans, excluding loans held for sale, and 100.2% of non-performing portfolio loans at December 31, 2011.

The following table sets forth the information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the past five years:

Allowance for Credit Losses

	Amount Outstanding as of December 31,
	2012	2011	2010	2009	2008
Allowance for Loan Losses	(Dollars in thousands)

Balance at beginning of year	$206,280	$245,231	$211,889	$122,093	$64,983
(Reversal)/provision for credit losses	(9,000)	27,000	156,900	307,000	106,700
Reversal of/(transfer to) reserve for off-balance sheet credit commitments	706	268	2,870	2,125	(2,756)
Charge-offs :
Commercial loans	(17,707)	(11,745)	(21,609)	(59,370)	(12,932)
Construction loans-residential	(391)	(20,801)	(14,889)	(71,147)	(20,653)
Construction loans-other	(774)	(16,699)	(30,432)	(22,128)	-
Real estate loans	(13,616)	(27,327)	(47,765)	(52,931)	(5,291)
Real estate land loans	(278)	(1,054)	(24,060)	(16,967)	(9,553)
Installment loans and other loans	(25)	-	-	(4)	(254)
Total charge-offs	(32,791)	(77,626)	(138,755)	(222,547)	(48,683)
Recoveries:
Commercial loans	1,949	1,774	4,712	904	1,750
Construction loans-residential	3,788	3,808	5,448	1,140	83
Construction loans-other	2,365	665	553	-	-
Real estate loans	8,820	4,539	933	461	-
Real estate land loans	1,202	621	668	692	-
Installment loans and other loans	3	-	13	21	16
Total recoveries	18,127	11,407	12,327	3,218	1,849
Balance at end of year	$183,322	$206,280	$245,231	$211,889	$122,093

Reserve for off-balance sheet credit commitments
Balance at beginning of year	$2,069	$2,337	$5,207	$7,332	$4,576
Provision (reversal)/transfer for credit losses	(706)	(268)	(2,870)	(2,125)	2,756
Balance at end of year	$1,363	$2,069	$2,337	$5,207	$7,332

Average loans outstanding during the year (1)	$7,094,197	$6,959,331	$6,879,457	$7,262,831	$7,214,689
Ratio of net charge-offs to average loans outstanding during the year (1)	0.21%	0.95%	1.84%	3.02%	0.65%
(Reversal)/provision for credit losses to average loans outstanding during the year (1)	(0.13)%	0.39%	2.28%	4.23%	1.48%
Allowance for credit losses to non-performing portfolio loans at year-end (2)	176.68%	100.20%	100.10%	77.36%	68.87%
Allowance for credit losses to gross loans at year-end (1)	2.49%	2.95%	3.60%	3.15%	1.73%

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

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total loans as of the dates indicated:

Allocation of Allowance for Loan Losses

	As of December 31,
	2012		2011		2010		2009		2008
	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans	Amount	Percentage of Loans in Each Category to to Average Gross Loans
	(Dollars in thousands)
Type of Loans:
Commercial loans	$66,101	27.4%	$65,658	23.9%	$63,919	19.7%	$57,815	20.2%	$44,508	21.7%
Residential mortgage loans and equity lines	11,703	17.4	10,795	16.4	9,668	13.9	8,480	11.4	2,678	10.2
Commercial mortgage loans	82,473	52.2	108,021	54.9	128,347	58.3	100,494	56.8	35,060	55.7
Real estate construction loans	23,017	2.8	21,749	4.5	43,261	7.8	45,086	11.3	39,820	12.1
Installment and other loans	28	0.2	57	0.3	36	0.3	14	0.3	27	0.3

Total	$183,322	100.0%	$206,280	100.0%	$245,231	100.0%	$211,889	100.0%	$122,093	100.0%

The increase of $443,000 in the allowance allocated to commercial loans to $66.1 million at December 31, 2012, from $65.7 million at December 31, 2011, is due primarily to the growth of commercial loans.  Commercial loans increased $258.8 million, or 13.9%, from $1.9 billion at December 31, 2011 to $2.1 billion at December 31, 2012.  At December 31, 2012, thirty-one commercial loans totaling $20.0 million were on non-accrual status.  At December 31, 2011, forty-six commercial loans totaling $30.7 million were on non-accrual status.  Commercial loans comprised 9.6% of impaired loans and 19.2% of non-accrual portfolio loans at December 31, 2012, compared to 14.2% of impaired loans and 15.2% of non-accrual portfolio loans at December 31, 2011.

The allowance allocated to residential mortgage loans and equity lines increased $908,000, to $11.7 million at December 31, 2012, from $10.8 million at December 31, 2011, primarily due to an increase in residential mortgage loans of $174.0 million, or 17.9%, to $1.1 billion at December 31, 2012, from $972.3 million at December 31, 2011.

The allowance allocated to commercial mortgage loans decreased from $108.0 million at December 31, 2011, to $82.5 million at December 31, 2012, which was primarily due to the decrease in classified commercial mortgage loans to $261.2 million at December 31, 2012, from $403.5 million at December 31, 2011.   The overall allowance for total commercial mortgage loans was 2.2% at December 31, 2012, compared to 2.9% at December 31, 2011.  At December 31, 2012, 40 commercial mortgage loans, excluding non-accrual loans held for sale, totaling $35.7 million were on non-accrual status.  At December 31, 2011, 57 commercial mortgage loans, excluding non-accrual loans held for sale, totaling $107.8 million were on non-accrual status.  Commercial mortgage loans comprised 66.7% of impaired loans and 34.4% of non-accrual portfolio loans at December 31, 2012, compared to 55.0% of impaired loans and 53.6% of non-accrual portfolio loans at December 31, 2011.

The allowance allocated for construction loans increased $1.3 million to $23.0 million, or 12.7%, of construction loans at December 31, 2012, compared to $21.7 million, or 9.2%, of construction loans at December 31, 2011, primarily due to increases in reserves based on prior loss experience from construction loans.  Five construction loans totaling $36.3 million were on non-accrual status at December 31, 2012, compared to eight loans totaling $46.0 million at December 31, 2011.  Construction loans comprised 17.0% of impaired loans and 34.9% of non-accrual portfolio loans at December 31, 2012, compared to 24.5% of impaired loans and 22.9% of non-accrual portfolio loans at December 31, 2011.

Also, see Part I — Item 1A — “Risk Factors” for additional factors that could cause actual results to differ materially from forward-looking statements or historical performance.

Liquidity

        Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace.  Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, Federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB.  At December 31, 2012, our liquidity ratio (defined as net cash and short-term and marketable securities to net deposits and short-term liabilities) decreased to 15.3% primarily due to lower securities balances, compared to 15.8% at December 31, 2011.

        The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary.  At December 31, 2012, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.23 billion.  Total advances from the FHLB of San Francisco were $146.2 million at December 31, 2012.  These borrowings bear fixed rates and are secured by loans.  See Note 10 to the Consolidated Financial Statements.  At December 31, 2012, the Bank pledged $211.6 million of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program.  The Bank had borrowing capacity of $193.9 million from the Federal Reserve Bank Discount Window at December 31, 2012.

        Liquidity can also be provided through the sale of liquid assets, which consist of Federal funds sold, securities purchased under agreements to resell, and securities available-for-sale.  At December 31, 2012, investment securities totaled $2.07 billion, with $1.45 billion pledged as collateral for borrowings and other commitments.  The remaining $618.4 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

 Approximately 90.8% of our time deposits mature within one year or less as of December 31, 2012.  Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace.  However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our normal growth in deposits.  Management believes all the above-mentioned sources will provide adequate liquidity for the next twelve months to the Bank to meet its operating needs.

The business activities of the Bancorp consist primarily of the operation of the Bank and limited activities in other investments.  Under the memorandum of understanding the Bancorp entered into with the FRB SF, we agreed that we will not, without the FRB SF’s prior written approval, receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank. The Bank did not pay a dividend to the Bancorp in 2010 or 2011, but paid dividends of $154.7 million to Bancorp following regulatory approval in 2012, and will pay additional dividends with regulatory approval in 2013  to maintain Bancorp’s cash balance equal to at least two years of Bancorp’s operating expenses and to be in a position, subject to regulatory approval, to repurchase in installments during 2013 the Series B Preferred Stock issued to the U.S. Treasury under the TARP Capital Purchase Program.

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

We establish a tolerance level in our policy to define and limit interest income volatility to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points.  When the net interest rate simulation projects that our tolerance level will be met or exceeded, we seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability.  At December 31, 2012, if interest rates were to increase instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 2.3%, and if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would increase by 7.2%.  Conversely, if interest rates were to decrease instantaneously by 100 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 0.2%, and if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that our net interest income over the next twelve months would decrease by 0.2%.

Our simulation model also projects the net market value of our portfolio of assets and liabilities.  We have established a tolerance level to value the net market value of our portfolio of assets and liabilities in our policy to a change of plus or minus 15% when the hypothetical rate change is plus or minus 200 basis points.  At December 31, 2012, if interest rates were to increase instantaneously by 200 basis points, the simulation indicated that the net market value of our portfolio of assets and liabilities would increase by 6.6%, and conversely, if interest rates were to decrease instantaneously by 200 basis points, the simulation indicated that the net market value of our assets and liabilities would increase by 0.4%.

Quantitative Information About Interest Rate Risk

The following table shows the carrying value of our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, as well as the instruments’ total fair values at December 31, 2012, and 2011.  For assets, expected maturities are based on contractual maturity.  For liabilities, we use our historical experience and decay factors to estimate the deposit runoffs of interest-bearing transactional deposits.  We use certain assumptions to estimate fair values and expected maturities which are described in Note 17 to the Consolidated Financial Statements.  Off-balance sheet commitments to extend credit, letters of credit, and bill of lading guarantees represent the contractual unfunded amounts.  Off-balance sheet financial instruments represent fair values.  The results presented may vary if different assumptions are used or if actual experience differs from the assumptions used.

								December 31,
	Average							2012		2011
	Interest	Expected Maturity Date at December 31,							Fair		Fair
	Rate	2013	2014	2015	2016	2017	Thereafter	Total	Value	Total	Value
	(Dollars in thousands)

Interest-Sensitive Assets:
Mortgage-backed securities and collateralized mortgage obligations	3.50%	$223,273	$146,222	$113,371	$90,323	$77,948	$410,482	$1,061,619	$1,102,421	$1,268,107	$1,310,456
Other investment securities	1.53	349,879	160,091	9,855	-	200,155	283,648	1,003,628	1,012,965	1,179,877	1,187,999
Loans held-for-sale	-	-	-	-	-	-	-	-	-	760	760
Gross loans receivable:
Commercial	3.99	1,651,153	254,557	84,227	45,838	45,564	45,768	2,127,107	2,122,877	1,868,275	1,863,018
Residential mortgage	4.68	5,962	1,932	6,575	3,253	7,236	1,315,124	1,340,082	1,351,638	1,186,969	1,208,911
Commercial mortgage	5.16	648,732	393,793	459,963	519,761	630,134	1,116,069	3,768,452	3,695,865	3,748,897	3,715,144
Real estate construction	5.36	141,427	39,523	-	-	-	-	180,950	180,559	237,372	237,210
Installment & other	2.42	12,283	273	-	-	-	-	12,556	11,863	17,699	17,682
Trading securities	1.35	-	4,703		-	-	-	4,703	4,703	4,542	4,542
Interest Sensitive Liabilities:
Other interest-bearing deposits	0.67	351,485	347,886	228,025	1,326,313	-	-	2,253,709	2,253,709	1,823,088	1,823,088
Time deposits	0.83	3,506,076	263,847	67,735	1,499	20,901	3	3,860,061	3,865,851	4,331,326	4,343,232
Securities sold under agreements to repurchase	3.84	-	600,000	250,000	50,000	250,000	100,000	1,250,000	1,361,585	1,400,000	1,547,900
Advances from the Federal Home Loan Bank	0.44	125,000	-	-	-	21,200	-	146,200	146,789	225,000	227,825
Other borrowings from financial institutions	-	-	-	-	-	-	-	-		880	881
Other borrowings	2.95	-	-	-	-	-	18,713	18,713	14,573	18,920	18,920
Long-term debt	2.80	-	-	-	50,000	-	121,136	171,136	98,392	171,136	98,676

Off-Balance Sheet Financial Instruments:
Commitments to extend credit		1,105,138	281,710	28,876	91,748	40,531	192,460	1,740,463	(1,875)	1,626,523	(1,253)
Standby letters of credit		44,060	442	151	19	-	-	44,672	(204)	62,076	(367)
Other letters of credit		71,073	-	-	-	-	-	71,073	(34)	64,233	(38)
Bill of lading guarantees		77	-	-	-	-	-	77	-	187	-

Country Risk Exposures

The Company’s total assets were $10.7 billion and total foreign country risk net exposures were $844.6 million at December 31, 2012, compared to total assets of $10.6 billion and total foreign country risk net exposures of $751.3 million at December 31, 2011.  Total foreign country risk net exposures at December 31, 2012, were comprised primarily of $274.7 million from Hong Kong, $209.0 million from England, $149.0 million from China, $60.8 million from Switzerland, $60.0 million from France, $50.0 million from Australia, $17.9 million from Taiwan, $10.0 million from Luxembourg, $8.4 million from Canada, $2.5 million from Singapore, and $1.6 million from Macau. Total foreign country risk net exposures at December 31, 2011, were comprised primarily of $209.4 million from China, $164.5 million from Hong Kong, $149.6 million from England, $62.0 million from Australia, $57.4 million from France, $45.4 million from Switzerland, $30.1 million from Taiwan, $28.1 million from Canada, and $3.8 million from Singapore.

All foreign country risk net exposures were to non-sovereign counterparties except $16.2 million due from the Hong Kong Monetary Authority at December 31, 2012.

Unfunded exposures were $40.4 million at December 31, 2012, and were comprised of $40.0 million of unfunded loans to two financial institutions in China, a $250,000 unfunded loan to a corporation in Canada, and a $190,000 of unfunded loan to a borrower in Taiwan.   Unfunded exposures were $30.2 million at December 31, 2011, and were comprised of $19.3 million of unfunded loans to two financial institutions in China, a $10.0 million unfunded loan to a corporation in Canada, and $919,000 of unfunded loans to two borrowers in Taiwan.

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

As of December 31, 2011, we had five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years.  These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities.  These five interest rate swap agreements all matured in the third quarter of 2012.  The net amount accrued on these interest rate swaps and the changes in the market value of these interest rate swaps were recorded as a reduction to other non-interest income in the amount of $288,000 in 2012 compared to $4.9 million in the same period a year ago.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counter parties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our Consolidated Balance Sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.  At December 31, 2012, the notional amount of option contracts totaled $209,000 with a net negative fair value of $2,000. Spot and forward contracts in the total notional amount of $188.1 million had a positive fair value of $2.9 million at December 31, 2012.  Spot and forward contracts in the total notional amount of $133.7 million had a negative fair value of $1.6 million at December 31, 2012. At December 31, 2011, the notional amount of option contracts totaled $4.3 million with a net positive fair value of $29,000.  Spot and forward contracts in the total notional amount of $238.6 million had a positive fair value, in the amount of $2.2 million, at December 31, 2011.  Spot and forward contracts in the total notional amount of $128.2 million had a negative fair value, in the amount of $486,000, at December 31, 2011.

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

There have not been any changes in the Company’s disclosure controls and procedures that occurred during its fourth fiscal quarter of 2012 that have materially affected or are reasonably likely to materially affect these controls and procedures.

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

        As of December 31, 2012, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on those criteria.

 KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” below.

        Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cathay General Bancorp:

We have audited Cathay General Bancorp’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cathay General Bancorp's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cathay General Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission..

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Cathay General Bancorp and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/ KPMG LLP

Los Angeles, California
March 1, 2013

Item 9B.    Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities and Exchange Act of 1934, the code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and matters relating to corporate governance is incorporated herein by reference from the information set forth under the captions “Proposal One— Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Corporate Governance” and “Code of Ethics” in our Definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 11.    Executive Compensation.

The information required by this item is incorporated herein by reference from the information set forth under the captions “Board of Directors and Corporate Governance—Compensation of Directors,” “Executive Compensation,” and “Potential Payments Upon Termination or Change in Control,” in our Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2012, with respect to compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)]
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	3,996,630	$29.45	2,364,947
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	3,996,630	$29.45	2,364,947

Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference from the information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Proposal One— Election of Directors— Security Ownership of Nominees, Continuing Directors, and Named Executive Officers” in our Proxy Statement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the information set forth under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “ Board of Directors and Corporate Governance— Director Independence” in our Proxy Statement.

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

3.2.2	Amendment to Restated Bylaws, effective October 18, 2007. +

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock. Previously filed with the Securities and Exchange Commission on February 28, 2012, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.

3.4
Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series B. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report on Form 8-K, and incorporated herein by reference.

4.1	Indenture, dated as of March 30, 2007, between Cathay General Bancorp and LaSalle Bank National Association (including form of debenture). +

4.1.1	Amended and Restated Declaration of Trust of Cathay Capital Trust III, dated as of March 30, 2007. +

4.1.2	Guarantee Agreement, dated as of March 30, 2007, between Cathay General Bancorp and LaSalle Bank National Association. +

4.1.3	Form of Capital Securities of Cathay Capital Trust III (included within Exhibit 4.1.1). +

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

10.1
Form of Indemnity Agreements between Bancorp and its directors and certain officers. Previously filed with the Securities and Exchange Commission on February 28, 2012, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.

10.2
Cathay Bank Employee Stock Ownership Plan, as amended and restated effective January 1, 2010. Previously filed with the Securities and Exchange Commission on February 28, 2011, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.**

10.2.1
Amendment No. 7 effective July 1, 2007, January 1, 2007, January 1, 2008, December 31, 2009, January 1, 2009, and January 1, 2010 to the Amended and Restated Cathay Bank Employee Stock Ownership Plan effective January 1, 1997. Previously filed with the Securities and Exchange Commission on March 16, 2010, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.**

10.3
Dividend Reinvestment Plan of Bancorp. Previously filed with the Securities and Exchange Commission on April 30, 1997, as an exhibit to Registration Statement No. 33-33767, and incorporated herein by reference.

10.4
Equity Incentive Plan of Bancorp effective February 19, 1998. Previously filed with the Securities and Exchange Commission on February 28, 2012, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.**

10.4.1
First Amendment to Cathay Bancorp, Inc. Equity Incentive Plan. Previously filed with the Securities and Exchange Commission on March 2, 2009, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.**

10.5
GBC Bancorp 1999 Employee Stock Incentive Plan. Previously filed with the Securities and Exchange Commission on February 28, 2012, as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.**

10.6	Cathay Bank Bonus Deferral Agreement (Amended and Restated). +**

10.7	Cathay General Bancorp 2005 Incentive Plan (Amended and Restated). +**

10.7.1	Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Award Agreement. +**

10.7.2	Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory). +**

10.7.3	Form of Cathay General Bancorp 2005 Incentive Plan Stock Option Agreement (Nonstatutory) (Nonemployee Director). +**

10.7.4	Form of Cathay General Bancorp 2005 Incentive Plan Restricted Stock Unit Agreement. +**

10.7.5
Form of Cathay General Bancorp 2005 Incentive Plan Stock Award Agreement to be used for the purposes of granting certain salary awards. Previously filed with the Securities and Exchange Commission on June 8, 2012, as an exhibit to Bancorp’s Current Report on Form 8-K and incorporated herein by reference. +**

10.8
Letter Agreement, dated December 5, 2008, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the U.S. Treasury. Previously filed with Securities and Exchange Commission on December 5, 2008, as an exhibit to Bancorp’s Current Report on Form 8-K and incorporated herein by reference.

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

Date: March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dunson K. Cheng	President, Chairman of	March 1, 2013
Dunson K. Cheng	the Board, Director, and Chief Executive Officer (principal executive officer)

/s/ Heng W. Chen	Executive Vice President,	March 1, 2013
Heng W. Chen	Chief Financial Officer/Treasurer (principal financial officer) (principal accounting officer)

/s/ Peter Wu	Director	March 1, 2013
Peter Wu

/s/ Anthony M. Tang	Director	March 1, 2013
Anthony M. Tang

/s/ Kelly L. Chan	Director	March 1, 2013
Kelly L. Chan

/s/ Michael M.Y. Chang	Director	March 1, 2013
Michael M.Y. Chang

/s/ Thomas C.T. Chiu	Director	March 1, 2013
Thomas C.T. Chiu

*	Director	March 1, 2013
Nelson Chung

/s/ Felix S. Fernandez	Director	March 1, 2013
Felix S. Fernandez

/s/ Jane Jelenko	Director	March 1, 2013
Jane Jelenko

/s/ Patrick S.D. Lee	Director	March 1, 2013
Patrick S.D. Lee

/s/ Ting Liu	Director	March 1, 2013
Ting Liu

/s/ Joseph C.H. Poon	Director	March 1, 2013
Joseph C.H. Poon

*By:	/s/ Heng W. Chen
Heng W. Chen
Attorney-in-Fact**

** By authority of the power of attorney filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F - 2

Consolidated Balance Sheets at December 31, 2012 and 2011	F - 3

Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2012, 2011, and 2010	F - 4

Consolidated Statements of Changes in Stockholders' Equity for each of the years ended December 31, 2012, 2011, and 2010	F - 5

Consolidated Statements of Cash Flows for each of the years ended December 31, 2012, 2011, and 2010	F - 6

Notes to Consolidated Financial Statements	F - 8

Parent-only condensed financial information of Cathay General Bancorp is included in Note 20 to the Consolidated Financial Statements in this Annual Report on Form 10-K	F - 52

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cathay General Bancorp:

We have audited the accompanying Consolidated Balance Sheets of Cathay General Bancorp and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Cathay General Bancorp and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cathay General Bancorp’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
March 1, 2013

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$144,909	$117,888
Short-term investments and interest bearing deposits	411,983	294,956
Securities purchased under agreements to resell		-
Securities held-to-maturity (market value of $823,906 in 2012 and $1,203,977 in 2011	773,768	1,153,504
Securities available-for-sale (amortized cost of $1,290,676 in 2012 and $1,309,521 in 2011	1,291,480	1,294,478
Trading securities	4,703	4,542
Loans held for sale	-	760
Loans	7,429,147	7,059,212
Less: Allowance for loan losses	(183,322)	(206,280)
Unamortized deferred loan fees, net	(10,238)	(8,449)
Loans, net	7,235,587	6,844,483
Federal Home Loan Bank stock	41,272	52,989
Other real estate owned, net	46,384	92,713
Affordable housing investments, net	85,037	78,358
Premises and equipment, net	102,613	105,961
Customers’ liability on acceptances	41,271	37,300
Accrued interest receivable	26,015	32,226
Goodwill	316,340	316,340
Other intangible assets, net	6,132	11,598
Other assets	166,595	206,768

Total assets	$10,694,089	$10,644,864

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$1,269,455	$1,074,718
Interest-bearing deposits:
NOW deposits	593,133	451,541
Money market deposits	1,186,771	951,516
Savings deposits	473,805	420,030
Time deposits under $100,000	644,191	832,997
Time deposits of $100,000 or more	3,215,870	3,498,329
Total deposits	7,383,225	7,229,131

Securities sold under agreements to repurchase	1,250,000	1,400,000
Advances from the Federal Home Loan Bank	146,200	225,000
Other borrowings from financial institutions	-	880
Other borrowings for affordable housing investments	18,713	18,920
Long-term debt	171,136	171,136
Acceptances outstanding	41,271	37,300
Other liabilities	54,040	46,864
Total liabilities	9,064,585	9,129,231
Commitments and contingencies	-	-
Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized, 258,000 issued and outstanding in 2012 and 2011	254,580	250,992
Common stock, $0.01 par value, 100,000,000 shares authorized, 82,985,853 issued and 78,778,288 outstanding at December 31, 2012, and 82,860,122 issued and 78,652,557 outstanding at December 31, 2011	830	829
Additional paid-in-capital	768,925	765,641
Accumulated other comprehensive income/(loss), net	465	(8,732)
Retained earnings	721,993	624,192
Treasury stock, at cost (4,207,565 shares at December 31, 2012, and at December 31, 2011	(125,736)	(125,736)
Total Cathay General Bancorp stockholders' equity	1,621,057	1,507,186
Noncontrolling interest	8,447	8,447
Total equity	1,629,504	1,515,633
Total liabilities and equity	$10,694,089	$10,644,864

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except share
	and per share data)
INTEREST AND DIVIDEND INCOME
Loan receivable	$360,643	$364,580	$380,662
Investment securities- taxable	62,395	83,083	106,568
Investment securities- nontaxable	4,161	4,218	854
Federal Home Loan Bank stock	485	177	237
Federal funds sold and securities purchased under agreement to resell	18	83	14
Deposits with banks	2,042	1,430	1,259
Total interest and dividend income	429,744	453,571	489,594
INTEREST EXPENSE
Time deposits of $100,000 or more	33,441	42,204	54,219
Other deposits	13,932	20,010	29,943
Interest on securities sold under agreements to repurchase	55,699	60,733	66,141
Advances from the Federal Home Loan Bank	270	12,033	37,527
Long-term debt	5,149	4,890	3,852
Short-term borrowings	-	11	6
Total interest expense	108,491	139,881	191,688
Net interest income before provision for credit losses	321,253	313,690	297,906
(Reversal)/provision for credit losses	(9,000)	27,000	156,900
Net interest income/(loss) after provision for credit losses	330,253	286,690	141,006
NON-INTEREST INCOME
Securities gains, net	18,026	21,131	18,695
Letters of credit commissions	6,316	5,644	4,466
Depository service fees	5,453	5,420	5,220
Other operating income	16,712	18,697	3,870
Total non-interest income	46,507	50,892	32,251
NON-INTEREST EXPENSE
Salaries and employee benefits	78,377	71,849	58,835
Occupancy expense	14,608	14,225	12,188
Computer and equipment expense	9,591	8,508	8,230
Professional services expense	21,768	20,209	17,630
FDIC and State assessments	8,339	12,494	19,549
Marketing expense	4,607	3,175	3,160
Other real estate owned	15,116	10,583	16,011
Operations of investments in affordable housing	6,306	8,153	7,611
Amortization of core deposit premium	5,663	5,859	5,958
Cost associated with debt redemption	12,120	20,231	14,261
Other operating expense	16,094	10,280	12,278
Total non-interest expense	192,589	185,566	175,711
Income/(loss) before income tax (benefit)/expense	184,171	152,016	(2,454)
Income tax expense/(benefit)	66,128	51,261	(14,629)
Net income	118,043	100,755	12,175
Less: net income attributable to noncontrolling interest	605	605	610
Net income attributable to Cathay General Bancorp	117,438	100,150	11,565
Dividends on preferred stock	(16,488)	(16,437)	(16,388)
Net income/(loss) attributable to common stockholders	$100,950	$83,713	$(4,823)
Other comprehensive loss, net of tax:
Unrealized holding gains arising during the year	19,645	4,538	7,714
Less: reclassification adjustment for gains included in net income	10,448	12,248	7,860
Total other comprehensive loss, net of tax	9,197	(7,710)	(146)
Total comprehensive income	$126,635	$92,440	$11,419
Net income/(loss) attributable to common stockholders per common share
Basic	$1.28	$1.06	$(0.06)
Diluted	$1.28	$1.06	$(0.06)
Basic average common shares outstanding	78,719,133	78,633,317	77,073,954
Diluted average common shares outstanding	78,723,297	78,640,652	77,073,954

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011, and 2010
(In thousands, except number of shares)
	Preferred Stock		Common Stock		Additional	Accumulated Other				Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Comprehensive Income	Retained Earnings	Treasury Stock	Noncontrolling Interest	Stockholders' Equity
Balance at December 31, 2009	258,000	$243,967	63,459,590	$677	$634,623	$(875)	$551,588	$(125,736)	$8,500	$1,312,744
Issuances of common stock —
Common stock issuance	-	-	15,028,409	150	124,778	-	-	-	-	124,928
Dividend Reinvestment Plan	-	-	28,778	-	310	-	-	-	-	310
Restricted stock units vested	-	-	15,006	-	-	-	-	-	-	-
Tax short-fall from stock options	-	-	-	-	(539)	-	-	-	-	(539)
Stock -based compensation	-	-	-	-	3,337	-	-	-	-	3,337
Cash dividends of $0.04 per share	-	-	-	-	-	-	(3,140)	-	-	(3,140)
Discount accretion and other adjustment on preferred stock	-	3,488	-	-	-	-	(3,488)	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	(12,900)	-	(610)	(13,510)
Redemption of noncontrolling interest	-	-	-	-	-	-	-	-	(53)	(53)
Change in other comprehensive loss	-	-	-	-	-	(147)	-	-	-	(147)
Net income	-	-	-	-	-	-	11,565	-	610	12,175
Balance at December 31, 2010	258,000	247,455	78,531,783	827	762,509	(1,022)	543,625	(125,736)	8,447	1,436,105

Dividend Reinvestment Plan	-	-	21,281	1	286	-	-	-	-	287
Restricted stock units vested	-	-	12,633	-	-	-	-	-	-	-
Stock options exercised	-	-	86,860	1	1,306	-	-	-	-	1,307
Tax short-fall from stock options	-	-	-	-	(218)	-	-	-	-	(218)
Stock -based compensation	-	-	-	-	1,758	-	-	-	-	1,758
Cash dividends of $0.04 per share	-	-	-	-	-	-	(3,146)	-	-	(3,146)
Discount accretion and other adjustment on preferred stock	-	3,537	-	-	-	-	(3,537)	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	(12,900)	-	(605)	(13,505)
Change in other comprehensive loss	-	-	-	-	-	(7,710)	-	-	-	(7,710)
Net income	-	-	-	-	-	-	100,150	-	605	100,755
Balance at December 31, 2011	258,000	250,992	78,652,557	829	765,641	(8,732)	624,192	(125,736)	8,447	1,515,633

Dividend Reinvestment Plan	-	-	17,956	-	291	-	-	-	-	291
Restricted stock units vested	-	-	11,814	-	-	-	-	-	-	-
Stock salary	-	-	45,937	-	788	-	-	-	-	788
Stock options exercised	-	-	50,024	1	763	-	-	-	-	764
Tax benefits from stock options	-	-	-	-	(620)	-	-	-	-	(620)
Stock -based compensation	-	-	-	-	2,062	-	-	-	-	2,062
Cash dividends of $0.04 per share	-	-	-	-	-	-	(3,149)	-	-	(3,149)
Discount accretion and other adjustment on preferred stock	-	3,588	-	-	-	-	(3,588)	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	(12,900)	-	(605)	(13,505)
Change in other comprehensive loss	-	-	-	-	-	9,197		-	-	9,197
Net income	-	-	-	-	-	-	117,438	-	605	118,043
Balance at December 31, 2012	258,000	$254,580	78,778,288	$830	$768,925	$465	$721,993	$(125,736)	$8,447	$1,629,504

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash Flows from Operating Activities
Net income	$118,043	$100,755	$12,175
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal)/Provision for credit losses	(9,000)	27,000	156,900
Provision for losses on other real estate owned	10,668	10,385	20,139
Deferred tax liability/(benefit)	4,784	13,808	(38,504)
Depreciation	5,939	6,079	4,619
Net gains on sale and transfers of other real estate owned	(369)	(5,243)	(9,977)
Net gains on sale of loans	(633)	(3,354)	(149)
Net gains on sale of loans held for sale	-	(88)	(779)
Proceeds from sale of loans	59,589	46,377	7,481
Originations of loans held for sale	(58,930)	(14,027)	(7,332)
Write-downs on loans held for sale	-	-	3,160
(Decrease)/increase in unrealized loss from interest rate swaps	(2,634)	(3,874)	5,814
Purchase of trading securities	(163)	(745)	(3,795)
Write-down on venture capital and other investments	309	379	515
Write-down on impaired securities	181	200	492
Gain on sales and calls of securities	(18,025)	(21,131)	(19,253)
Other non-cash interest	(200)	(480)	(794)
Amortization of security premiums, net	5,306	4,233	6,667
Amortization of other intangible assets	5,798	5,965	6,034
Excess tax short-fall from stock options	620	290	539
Stock based compensation expense	2,062	1,758	3,337
Stock issued to officers as compensation	788	-	-
Decrease in accrued interest receivable	6,211	3,156	600
Noncontrolling interest	(605)	(605)	(610)
Decrease/(increase) in other assets, net	37,093	(534)	34,594
(Decrease)/increase in other liabilities	(2,256)	3,746	(13,368)

Net cash provided by operating activities	164,576	174,050	168,505
Cash Flows from Investing Activities
(Increase)/decrease in short-term investments	(117,027)	(88,634)	48,404
Decrease/(increase) in securities purchased under agreements to resell	-	110,000	(110,000)
Purchase of investment securities available-for-sale	(517,513)	(571,093)	(3,366,780)
Proceeds from maturity and call of investment securities available-for-sale	552,099	435,000	2,876,414
Proceeds from sale of investment securities available-for-sale	60,951	524,958	65,139
Purchase of mortgage-backed securities available-for-sale	(680,388)	(541,356)	-
Proceeds from repayment and sale of mortgage-backed securities available-for-sale	619,169	868,023	1,351,018
Purchase of investment securities held-to-maturity	-	-	(150,164)
Purchase of mortgage-backed securities held-to-maturity	-	(480,083)	(165,527)
Proceeds from maturity and call of investment securities held-to-maturity	376,981	163,855	108,067
Redemption of Federal Home Loan Bank stock	11,717	10,884	7,918
Net increase in loans	(395,743)	(362,054)	(151,054)
Purchase of premises and equipment	(3,108)	(2,888)	(4,979)
Proceeds from sales of other real estate owned	47,866	61,406	91,154
Net increase in investment in affordable housing	(1,540)	(968)	(3,015)
Net cash (used in)/provided by investing activities	(46,536)	127,050	596,595
Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts, money market and saving deposits	625,360	180,940	224,122
Net (decrease)/increase in time deposits	(471,085)	56,828	(736,549)
Net (decrease)/increase in federal funds purchased and securities sold under agreement to repurchase	(150,000)	(161,000)	4,000
Advances from Federal Home Loan Bank	531,200	4,734,000	528,000
Repayment of Federal Home Loan Bank borrowings	(610,000)	(5,059,000)	(907,362)
Cash dividends	(16,049)	(16,046)	(16,040)
Issuance of common stock	-	-	124,928
Proceeds from other borrowings	-	-	1,253
Repayment of other borrowings	(880)	(7,584)	-
Proceeds from shares issued to Dividend Reinvestment Plan	291	287	310
Proceeds from exercise of stock options	764	1,306	-
Excess tax short-fall from share-based payment arrangements	(620)	(290)	(539)
Net cash used in financing activities	(91,019)	(270,559)	(777,877)
Increase/(decrease) in cash and cash equivalents	27,021	30,541	(12,777)
Cash and cash equivalents, beginning of the year	117,888	87,347	100,124
Cash and cash equivalents, end of the year	$144,909	$117,888	$87,347

See accompanying notes to Consolidated Financial Statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$112,411	$142,644	$197,762
Income taxes	$36,083	$53,148	$13,369
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$9,197	$(7,710)	$(147)
Transfers to other real estate owned from loans held for investment	$14,389	$83,941	$98,653
Transfers to other real estate owned from loans held for sale	$-	$2,874	$21,473
Loans transferred to loans held for sale	$15,986	$4,399	$4,332
Loans transferred to loans held for investment from held for sale	$500	$-	$-
Loans to facilitate the sale of other real estate owned	$1,785	$7,472	$12,204
Loans to facilitate the sale of loans	$-	$6,094	$23,500

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

Concentrations. The Bank was incorporated in California and started its business from California. Therefore, loans originated and deposits solicited were mainly from California.  As of December 31, 2012, gross loans were primarily comprised of 50.7% of commercial mortgage loans and 28.6% of commercial loans.  As of December 31, 2012, approximately 63% of the Bank’s residential mortgages were for properties located in California.  Total deposits were comprised of 43.6% of time deposit of $100,000 or more (Jumbo CDs) at December 31, 2012, and approximately 67.4% of the Company’s Jumbo CDs have been on deposit with the Company for two years or more.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  If either of these conditions is met, an entity must recognize an other-than-temporary impairment (“OTTI”).  If an entity does not intend to sell the debt security and will not be required to sell the debt security, the entity must consider whether it will recover the amortized cost basis of the security.  If the present value of expected cash flows is less than the amortized cost basis of the security, OTTI shall have considered to have occurred.  OTTI is then separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors.  An entity determines the impairment related to credit losses by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.  OTTI related to the credit loss is then recognized in earnings.  OTTI related to all other factors is recognized in other comprehensive income.  OTTI not related to the credit loss for a held-to-maturity security should be recognized separately in a new category of other comprehensive income and amortized over the remaining life of the debt security as an increase in the carrying value of the security only when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its remaining amortized cost basis.  The Company has both the ability and the intent to hold and it is not more likely than not that the Company will be required to sell those securities with unrealized losses before recovery of their amortized cost basis.

Trading securities are reported at fair value, with unrealized gains or losses included in income.

Investment in Federal Home Loan Bank (“FHLB”) Stock.   As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB.  The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB.  FHLB stock is carried at cost and is pledged as collateral to the FHLB.  FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value.  The carrying amount of the FHLB stock was $41.3 million at December 31, 2012, and $53.0 million at December 31, 2011.  As of December 31, 2012, 68,714 shares of FHLB stock was the minimum stock requirement based on outstanding FHLB borrowings of $146.2 million.  As of December 31, 2012, the Company owned 412,716 shares of FHLB stock.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

        Premises and Equipment.  Premises and equipment are carried at cost, less accumulated depreciation.  Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets:

Type	Estimated Useful Life
Buildings (years)	15	to	45
Building improvements (years)	5	to	20
Furniture, fixtures, and equipment (years)	3	to	25
Leasehold improvements	Shorter of useful lives or the terms of the leases

Improvements are capitalized and amortized to occupancy expense based on the above table. Construction in process is carried at cost and includes land acquisition cost, architectural fees, general contractor fees, capitalized interest and other costs related directly to the construction of a property.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

        Investments in Affordable Housing.  The Company is a limited partner in limited partnerships that invest in low-income housing projects that qualify for Federal and/or State income tax credits.  As further discussed in Note 7, the partnership interests are accounted for utilizing the equity method of accounting.  As of December 31, 2012, six of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary.  The Company therefore consolidated the financial statements of these six limited partnerships into its Consolidated Financial Statements.

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

The Commercial Lending unit did not have any goodwill allocated to the unit and accordingly no goodwill impairment testing was performed for that unit.  The reporting unit fair values for the Retail Banking unit and the East Coast Operations were determined based on an equal weighting of (1) the fair value determined using a market approach using a combination of price to earnings multiples determined based on a representative peer group applied to 2012 and forecasted 2013 and 2014 earnings, and a price to book multiple and (2) the fair value determined using a dividend discount model with the discount rate determined using the same representative peer group.  A control premium was then applied to the unit fair values so determined as of December 31, 2012.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

In determining the forecasted earnings for the Retail Banking unit and the East Coast Operations, the financial forecasts assume muted growth during the forecast period.  The principal driver of the Company’s negative operating results has been the Commercial Lending reporting unit where the vast majority of the Company’s loan losses have been incurred.  A summary of the respective unit fair value, carrying amounts and unit goodwill as well as the percentage by which fair value exceed carrying value of each reporting unit as of December 31, 2012, is shown below:

Reporting Units	Carrying Amount	Fair Value	Fair Value in Excess of Carrying Amount	Allocated Goodwill
	(Dollars in thousands)
Commercial Lending Unit	$797,702	$363,601	-	-
Retail Banking Unit	361,589	675,580	86.8%	235,195
East Coast Operations	203,766	410,489	101.5%	81,145
Total	$1,363,057	$1,449,670		$316,340

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

        At December 31, 2012, the unamortized balance of core deposit premium was $4.9 million, which was net of accumulated amortization of $55.3 million.  Aggregate amortization expense for core deposit premium was $5.7 million for 2012, $5.9 million for 2011, and $6.0 million for 2010.  At December 31, 2012, the estimated aggregate amortization of core deposit premiums is $4.5 million for 2013 and $0.4 million for 2014.  At December 31, 2011, the unamortized balance of core deposit premium was $10.6 million, which was net of accumulated amortization of $49.8 million.

Securities Sold Under Agreements to Repurchase. The Company sells certain securities under agreements to repurchase.  The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying Consolidated Balance Sheets.  The securities underlying the agreements remain in the applicable asset accounts.

Stock-Based Compensation.  Stock-based compensation expense for stock options is calculated based on the fair value of the award at the grant date for those options expected to vest, and is recognized as an expense over the vesting period of the grant using the straight-line method.  The Company uses the Black-Scholes option pricing model to estimate the value of granted options.  This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate.  The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Option compensation expense totaled $762,000 in 2012, $1.0 million in 2011, and $3.0 million in 2010.  Stock-based compensation is recognized ratably over the requisite service period for all awards.  Unrecognized stock-based compensation expense related to stock options totaled $129,000 at December 31, 2012, and is expected to be recognized over the next 2 months.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.”     ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to improve fair value measurement consistency in U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRS”).  The amendments also clarity the application of existing fair value measurement and disclosure requirements, change certain principles and requirements in Topic 820, and requires additional fair value disclosures.  ASU 2011-04 became effective on January 1, 2012.  Adoption of ASU 2011-04 did not have a significant impact on the Company’s Consolidated Financial Statements.

In September 2011, FASB issued ASU 2011-08 “Intangible- Goodwill and other.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. ASU 2011-08 became effective for interim and annual goodwill impairment tests performed after December 15, 2011.  Adoption of ASU 2011-08 did not have a significant impact on the Company’s Consolidated Financial Statements.

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

       The Company is required to maintain reserves with the Federal Reserve Bank.  Reserve requirements are based on a percentage of deposit liabilities.  The average reserve balances required were $12.9 million for 2012 and $12.2 million for 2011.    There were no federal funds sold in 2012 or in 2011.

3.     Securities Purchased under Agreements to Resell

Securities purchased under agreements to resell are usually collateralized by U.S. government agency and mortgage-backed securities.  The counter-parties to these agreements are nationally recognized investment banking firms that meet credit requirements of the Company and with whom a master repurchase agreement has been duly executed.  There were no resale agreements at December 31, 2012, and at December 31, 2011.

The following table sets forth information with respect to securities purchased under agreements to resell.

	2012	2011
	(In thousands)
Balance, December 31	$-	$-
Annualized weighted-average interest rate, December 31	0.00%	0.00%
Daily average amount outstanding during the year	$14,986	$84,493
Weighted-average interest rate for the year	0.12%	0.10%
Maximum amount outstanding at any month end	$50,000	$255,000

        For those securities obtained under the resale agreements, the collateral is either held by a third party custodian or by the counter party and is segregated under written agreements that recognize the Company’s interest in the securities.  Interest income associated with securities purchased under resale agreements was $18,000 for 2012, $83,000 for 2011, and $14,000 for 2010.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

4.     Investment Securities

Investment Securities.  The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of December 31, 2012, and December 31, 2011:

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
State and municipal securities	$129,037	$9,268	$-	$138,305
Mortgage-backed securities	634,757	40,801	-	675,558
Corporate debt securities	9,974	69	-	10,043
Total securities held-to-maturity	$773,768	$50,138	$-	$823,906

Securities Available-for-Sale
U.S. treasury securities	$509,748	$228	$5	$509,971
Mortgage-backed securities	404,505	12,194	5	416,694
Collateralized mortgage obligations	9,772	430	34	10,168
Asset-backed securities	145	-	4	141
Corporate debt securities	349,973	106	14,102	335,977
Mutual funds	6,000	79	-	6,079
Preferred stock of government sponsored entities	569	1,766	-	2,335
Trust preferred securities	9,964	151	-	10,115
Total securities available-for-sale	$1,290,676	$14,954	$14,150	$1,291,480
Total investment securities	$2,064,444	$65,092	$14,150	$2,115,386

	At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity	(In thousands)
U.S. government sponsored entities	$99,966	$1,406	$-	$101,372
State and municipal securities	129,577	7,053	-	136,630
Mortgage-backed securities	913,990	42,351	-	956,341
Corporate debt securities	9,971	-	337	9,634
Total securities held-to-maturity	$1,153,504	$50,810	$337	$1,203,977

Securities Available-for-Sale
U.S. government sponsored entities	$500,007	$1,226	$7	$501,226
State and municipal securities	1,869	59	-	1,928
Mortgage-backed securities	325,706	12,361	436	337,631
Collateralized mortgage obligations	16,184	540	238	16,486
Asset-backed securities	172	-	6	166
Corporate debt securities	412,045	113	31,729	380,429
Mutual funds	6,000	48	13	6,035
Preferred stock of government sponsored entities	569	1,085	-	1,654
Trust preferred securities	45,501	486	24	45,963
Other equity securities	1,468	1,492	-	2,960
Total securities available-for-sale	$1,309,521	$17,410	$32,453	$1,294,478
Total investment securities	$2,463,025	$68,220	$32,790	$2,498,455

The amortized cost and fair value of investment securities at December 31, 2012, by contractual maturities are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$349,899	$349,940	$-	$-
Due after one year through five years	375,041	370,241	-	-
Due after five years through ten years	194,901	190,047	62,235	66,523
Due after ten years (1)	370,835	381,252	711,533	757,383
Total	$1,290,676	$1,291,480	$773,768	$823,906

(1) Equity securities are reported in this category

Proceeds from sales of mortgage-backed securities were $501.1 million and repayments, maturities and calls of mortgage-backed securities were $118.1 million during 2012 compared to proceeds from sales of $759.7 million and repayments, maturities and calls of $108.4 million during 2011, and proceeds from sales of $1.04 billion and repayments, maturities and calls of $308.2 million during 2010.  Proceeds from sales of other investment securities were $61.0 million during 2012 compared to $525.0 million during 2011 and $65.1 million during 2010.  Proceeds from maturity and calls of investment securities were $552.1 million during 2012 compared to $435.0 million during 2011 and $2.88 billion in 2010.  In 2012, gains of $18.6 million and losses of $607,000 were realized on sales and calls of investment securities compared with $21.1 million in gains and no losses realized in 2011, and $19.3 million in gains and $67,000 in losses realized in 2010.

The Company's unrealized loss on investments in corporate bonds relates to a number of investments in bonds of financial institutions, all of which were investment grade at the date of acquisition and as of December 31, 2012.  The unrealized losses were primarily caused by the widening of credit spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that these bonds would not be settled at a price less than the amortized cost of the investment. Because the Company does not intend to sell and would not be required to sell these investments until a recovery of fair value, which may be maturity, it does not consider its investments in these corporate bonds to be other-than-temporarily impaired at December 31, 2012.

The temporarily impaired securities represent 16.9% of the fair value of investment securities as of December 31, 2012.  Unrealized losses for securities with unrealized losses for less than twelve months represent 2.4%, and securities with unrealized losses for twelve months or more represent 4.4%, of the historical cost of these securities.  Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased.  At December 31, 2012, 34 issues of securities had unrealized losses for 12 months or longer and 7 issues of securities had unrealized losses of less than 12 months.

At December 31, 2012, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our consolidated statements of operations.  We expect to recover the amortized cost basis of our debt securities, and have no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.  The table below shows the fair value, unrealized losses, and number of issuances of the temporarily impaired securities in our investment securities portfolio as of December 31, 2012, and December 31, 2011:

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

	As of December 31, 2012
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)

Securities Held-to-Maturity
Total securities held-to-maturity	$-	$-	-	$-	$-	-	$-	$-	-
Securities Available-for-Sale
U.S. treasury securities	$49,969	$5	1	$-	$-	-	$49,969	$5	1
Mortgage-backed securities	231	1	2	170	1	6	401	2	8
Mortgage-backed securities-Non-agency	-	-	-	96	2	1	96	2	1
Collateralized mortgage obligations	-	-	-	439	35	4	439	35	4
Asset-backed securities	-	-	-	141	4	1	141	4	1
Corporate debt securities	52,468	2,532	4	253,430	11,570	22	305,898	14,102	26
Total securities available-for-sale	$102,668	$2,538	7	$254,276	$11,612	34	$356,944	$14,150	41
Total investment securities	$102,668	$2,538	7	$254,276	$11,612	34	$356,944	$14,150	41

	As of December 31, 2011
	Temporarily Impaired Securities

	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
	(Dollars in thousands)

Securities Held-to-Maturity
Corporate debt securities	$9,635	$337	1	$-	$-	-	$9,635	$337	1
Total securities held-to-maturity	$9,635	$337	1	$-	$-	-	$9,635	$337	1
Securities Available-for-Sale
U.S. government sponsored entities	$49,993	$7	1	$-	$-	-	$49,993	$7	1
Mortgage-backed securities	564	4	8	35	1	2	599	5	10
Mortgage-backed securities-Non-agency	-	-	-	6,719	431	2	6,719	431	2
Collateralized mortgage obligations	-	-	-	570	238	4	570	238	4
Asset-backed securities	-	-	-	166	6	1	166	6	1
Corporate debt securities	185,577	14,201	17	172,857	17,528	19	358,434	31,729	36
Mutual funds	1,987	13	1	-	-	-	1,987	13	1
Trust preferred securities	5,674	24	2	-	-	-	5,674	24	2
Total securities available-for-sale	$243,795	$14,249	29	$180,347	$18,204	28	$424,142	$32,453	57
Total investment securities	$253,430	$14,586	30	$180,347	$18,204	28	$433,777	$32,790	58

        Investment securities having a carrying value of $1.45 billion at December 31, 2012, and $1.68 billion at December 31, 2011, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, and foreign exchange transactions.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

The components of loans in the Consolidated Balance Sheets as of December 31, 2012, and December 31, 2011, were as follows:

	2012	2011
	(In thousands)
Type of Loans:
Commercial loans	$2,127,107	$1,868,275
Real estate construction loans	180,950	237,372
Commercial mortgage loans	3,768,452	3,748,897
Residential mortgage loans	1,146,230	972,262
Equity lines	193,852	214,707
Installment and other loans	12,556	17,699
Gross loans	7,429,147	7,059,212
Less:
Allowance for loan losses	(183,322)	(206,280)
Unamortized deferred loan fees	(10,238)	(8,449)
Total loans and leases, net	$7,235,587	$6,844,483
Loans held for sale	$-	$760

No loans were held for sale at December 31, 2012, compared to $760,000 at December 31, 2011.  In 2012, we added three new loans of $16.0 million, sold four loans of $16.2 million for a net loss on sale of $26,000, and transferred a loan of $500,000 to held for investment. At December 31, 2011, non-accrual loans held for sale of $760,000 decreased $2.1 million from $2.9 million at December 31, 2010.  In 2011, we added six new loans of $4.4 million, transferred one loan of $2.9 million to OREO, and sold four loans of $3.6 million for a net gain on sale of $88,000.  At December 31, 2011, loans held for sale were comprised of a commercial construction loan of $500,000 and a residential mortgage loan of $260,000.

The Company pledged real estate loans of $1.6 billion at December 31, 2012, and $2.0 billion at December 31, 2011, to the Federal Home Loan Bank of San Francisco under its specific pledge program.  In addition, the Bank pledged $211.6 million at December 31, 2012, and $250.9 million at December 31, 2011, of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program.

Loans serviced for others as of December 31, 2012, totaled $201.4 million and were comprised of $42.1 million of commercial loans, $62.2 million of commercial real estate loans, $3.6 million in construction loans, and $93.5 million of residential mortgages.

      The Company has entered into transactions with its directors, executive officers, or principal holders of its equity securities, or the associates of such persons (“Related Parties”).  Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers who are not related parties.  In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features.  All loans to Related Parties were current as of December 31, 2012.  In July 2011, the Bank sold a participation in a substandard real estate loan to a Related Party for $24.5 million, which represented 98% of the contractual balance.  In March 2012, the Bank sold participations in two substandard real estate loans to the same Related Party for $7.9 million, which represented 92.5% of the contractual balance. An analysis of the activity with respect to loans to Related Parties for the years indicated is as follows:

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

	December 31,
	2012	2011
	(In thousands)
Balance at beginning of year	$160,069	$134,161
Additional loans made	92,249	89,985
Payment received	(79,734)	(64,077)
Balance at end of year	$172,584	$160,069

At December 31, 2012, recorded investment in impaired loans totaled $248.6 million and was comprised of nonaccrual loans of $103.9 million and accruing TDR’s of $144.7 million.  At December 31, 2011, recorded investment in impaired loans totaled $322.0 million and was comprised of nonaccrual loans of $201.2 million, nonaccrual loans held for sale of $760,000, and accruing TDR’s of $120.0 million.   The average balance of impaired loans was $277.8 million in 2012 and $361.4 million in 2011.  We considered all non-accrual loans and troubled debt restructurings ("TDR") to be impaired.  Interest recognized on impaired loans totaled $9.3 million in 2012 and $5.3 million in 2011.  The Bank recognizes interest income on impaired loans based on its existing method of recognizing interest income on non-accrual loans except accruing TDRs.  For impaired loans, the amounts previously charged off represent 23.2% at December 31, 2012, and 25.6% at December 31, 2011, of the contractual balances for impaired loans.  The following table presents impaired loans and the related allowance and charge-off as of the dates indicated:

	Impaired Loans
	At December 31, 2012			At December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(Dollars in thousands)

With no allocated allowance
Commercial loans	$29,359	$18,963	$-	$46,671	$38,194	$-
Real estate construction loans	9,304	7,277	-	134,837	78,767	-
Commercial mortgage loans	189,871	152,957	-	187,580	149,034	-
Residential mortgage and equity lines	4,303	4,229	-	8,555	7,987	-
Subtotal	$232,837	$183,426	$-	$377,643	$273,982	$-
With allocated allowance
Commercial loans	$7,804	$4,959	$1,467	$11,795	$7,587	$3,336
Real estate construction loans	54,718	34,856	8,158	-	-	-
Commercial mortgage loans	14,163	12,928	1,336	29,722	28,023	2,969
Residential mortgage and equity lines	14,264	12,428	1,222	13,813	12,381	1,249
Subtotal	$90,949	$65,171	$12,183	$55,330	$47,991	$7,554
Total impaired loans	$323,786	$248,597	$12,183	$432,973	$321,973	$7,554

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents the average balance and interest income recognized related to impaired loans for the period indicated:

	For the year ended December 31,
	2012	2011	2012	2011
	Average Recorded Investment		Interest Income Recognized

	(In thousands)
Commercial loans	$31,798	$48,349	$580	$1,053
Real estate construction loans	49,094	82,529	265	940
Commercial mortgage loans	178,822	212,555	8,221	3,101
Residential mortgage and equity lines	18,062	17,920	239	236
Subtotal	$277,776	$361,353	$9,305	$5,330

The following is a summary of non-accrual loans as of December 31, 2012, 2011, and 2010 and the related net interest foregone for the years then ended:

	2012	2011	2010
	(In thousands)
Non-accrual portfolio loans	$103,902	$201,197	$242,319
Non-accrual loans held-for-sale	-	760	2,873
Total non-accrual loans	$103,902	$201,957	$245,192

Contractual interest due	$6,621	$13,049	$17,304
Interest recognized	1,006	71	4,853
Net interest foregone	$5,615	$12,978	$12,451

The following table presents the aging of the loan portfolio by type as of December 31, 2012, and as of December 31, 2011:

	As of December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$16,832	$1,610	$630	$19,958	$39,030	$2,088,077	$2,127,107
Real estate construction loans	-	1,471	-	36,299	37,770	143,180	180,950
Commercial mortgage loans	21,570	3,627	-	35,704	60,901	3,707,551	3,768,452
Residential mortgage loans	5,324	1,972	-	11,941	19,237	1,320,845	1,340,082
Installment and other loans	-	-	-	-	-	12,556	12,556
Total loans	$43,726	$8,680	$630	$103,902	$156,938	$7,272,209	$7,429,147

	As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$1,683	$-	$-	$30,661	$32,344	$1,835,931	$1,868,275
Real estate construction loans	20,326	-	-	46,012	66,338	171,034	237,372
Commercial mortgage loans	13,627	20,277	6,726	107,784	148,414	3,600,483	3,748,897
Residential mortgage loans	5,871	-	-	16,740	22,611	1,164,358	1,186,969
Installment and other loans	-	-	-	-	-	17,699	17,699
Total loans	$41,507	$20,277	$6,726	$201,197	$269,707	$6,789,505	$7,059,212

The determination of the amount of the allowance for credit losses for problem loans is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectibility when determining the appropriate level for the allowance for credit losses.   The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment.   This allowance evaluation process is also applied to TDRs since TDRs are considered to be impaired loans.   As a result of adopting the amendments in ASU 2012-02, the Company reassessed all restructurings that occurred on or after January 1, 2011, for identification as TDRs.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

At December 31, 2012, accruing TDRs were $144.7 million and non-accrual TDRs were $47.7 million compared to accruing TDRs of $120.0 million and non-accrual TDRs of $50.9 million at December 31, 2011.  The Company has allocated specific reserves of $1.1 million to accruing TDRs and $7.8 million to non-accrual TDRs at December 31, 2012, and $1.4 million to accruing TDRs and $1.6 million to non-accrual TDRs at December 31, 2011.  The following table presents TDRs that were modified during 2012, their specific reserve at December 31, 2012, and charge-off during 2012:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-off
	(Dollars in thousands)

Commercial loans	9	$3,646	$3,646	$1,213	$-
Commercial mortgage loans	20	62,118	58,393	27	3,725
Residential mortgage and equity lines	14	4,305	4,223	162	82
Total	43	$70,069	$66,262	$1,402	$3,807

The following table presents TDRs that were modified during 2011, their specific reserve at December 31, 2011, and charge-off during 2011:

	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve	Charge-off
	(Dollars in thousands)

Commercial loans	7	$15,025	$15,025	$104	$-
Real estate construction loans	3	33,669	21,522	-	12,147
Commercial mortgage loans	6	17,343	14,294	1	3,049
Residential mortgage and equity lines	3	1,574	1,574	114	-
Total	19	$67,611	$52,415	$219	$15,196

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

A summary of TDRs by type of concession and by type of loans is shown below:

	December 31, 2012
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$531	$3,020	$-	$413	$3,964
Real estate construction loans	-	-	-	5,834	5,834
Commercial mortgage loans	27,003	16,656	739	85,783	130,181
Residential mortgage loans	1,461	1,024	-	2,231	4,716
Total accruing TDRs	$28,995	$20,700	$739	$94,261	$144,695

	December 31, 2012
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$912	$-	$1,518	$-	$2,430
Real estate construction loans	-	16,767	9,579	-	-	26,346
Commercial mortgage loans	1,685	2,817	5,746	-	5,076	15,324
Residential mortgage loans	275	2,010	586	-	760	3,631

Total non-accrual TDRs	$1,960	$22,506	$15,911	$1,518	$5,836	$47,731

	As of December 31, 2011
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$12,933	$1,756	$-	$431	$15,120
Real estate construction loans	16,820	9,659	-	5,776	32,255
Commercial mortgage loans	471	37,796	2,071	28,935	69,273
Residential mortgage loans	1,294	587	-	1,487	3,368
Total accruing TDRs	$31,518	$49,798	$2,071	$36,629	$120,016

	As of December 31, 2011
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$616	$1,859	$1,506	$-	$3,981
Real estate construction loans	-	13,579	12,376	-	-	25,955
Commercial mortgage loans	2,633	9,727	-	-	5,076	17,436
Residential mortgage loans	311	2,427	449	-	311	3,498
Total non-accrual TDRs	$2,944	$26,349	$14,684	$1,506	$5,387	$50,870

Troubled debt restructurings on accrual status totaled $144.7 million at December 31, 2012, and were comprised of 61 loans, an increase of $24.7 million, compared to 32 loans totaling $120.0 million at December 31, 2011.  TDRs at December 31, 2012, were comprised of sixteen retail shopping and commercial use building loans of $68.1 million, fifteen office and commercial use building loans of $40.4 million, two hotel loans of $12.4 million, seventeen single family residential loans of $19.1 million, two land loans of $2.3 million, six commercial loans of $1.3 million, and three multi-family residential loans of $1.1 million.  We expect that the troubled debt restructuring loans on accruing status as of December 31, 2012, which are all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  The comparable TDRs at December 31, 2011, were comprised of eleven retail shopping and commercial use building loans of $74.4 million, seven office and commercial use building loans of $23.8 million, one hotel loan of $7.9 million, ten single family residential loans of $13.3 million, one land loan of $635,000 and two commercial loans of $39,000.  The activity within our TDR loans for 2012 and 2011 are shown below:

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Accruing TDRs	2012	2011
	(In thousands)
Beginning balance	$120,016	$136,800
New restructurings	53,958	60,863
Restructured loans restored to accrual status	8,356	709
Charge-offs	(251)	(2,341)
Payments	(5,159)	(46,313)
Restructured loans placed on nonaccrual	(32,225)	(28,969)
Expiration of loan concession	-	(733)
Ending balance	$144,695	$120,016

Non-accrual TDRs	2012	2011
	(In thousands)
Beginning balance	$50,870	$28,146
New restructurings	12,304	13,269
Restructured loans placed on non-accrual	32,225	28,969
Charge-offs	(4,182)	(7,303)
Payments	(33,931)	(3,355)
Foreclosures	(1,199)	(8,147)
Restructured loans restored to accrual status	(8,356)	(709)

Ending balance	$47,731	$50,870

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  Two commercial real estate construction TDRs of $26.3 million, four commercial real estate TDRs of $12.2 million, and two mortgage TDRs of $1.6 million had payments defaults within the previous twelve months ended December 31, 2012.  One of the TDRs that subsequently defaulted incurred a charge-off of $46,000 during 2012.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty. As of December 31, 2012, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

•	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following table presents loan portfolio by risk rating as of December 31, 2012, and as of December 31, 2011:

	As of December 31, 2012
	Pass/Watch	Special Mention	Substandard	Doubtful	Total

Commercial loans	$1,944,989	$76,776	$94,077	$11,265	$2,127,107
Real estate construction loans	109,269	18,000	45,171	8,510	180,950
Commercial mortgage loans	3,344,783	162,455	261,214	-	3,768,452
Residential mortgage and equity lines	1,322,768	816	16,084	414	1,340,082
Installment and other loans	12,556	-	-	-	12,556

Total gross loans	$6,734,365	$258,047	$416,546	$20,189	$7,429,147

	As of December 31, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful	Total

Commercial loans	$1,689,842	$64,290	$108,858	$5,285	$1,868,275
Real estate construction loans	115,538	23,555	90,132	8,147	237,372
Commercial mortgage loans	3,275,431	69,925	403,541	-	3,748,897
Residential mortgage and equity lines	1,149,225	4,439	33,160	145	1,186,969
Installment and other loans	17,636	63	-	-	17,699

Total gross loans	6,247,672	162,272	635,691	13,577	7,059,212

Loans held for sale	-	$-	$260	$500	$760

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of December 31, 2012, and as of December 31, 2011.

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential mortgage and equity line	Consumer and Other	Total
	(In thousands)
December 31, 2012
Loans individually evaluated for impairment
Allowance	$1,467	$8,158	$1,336	$1,222	$-	$12,183
Balance	$23,922	$42,133	$165,885	$16,657	$-	$248,597

Loans collectively evaluated for impairment
Allowance	$64,634	$14,859	$81,137	$10,481	$28	$171,139
Balance	$2,103,185	$138,817	$3,602,567	$1,323,425	$12,556	$7,180,550

Total allowance	$66,101	$23,017	$82,473	$11,703	$28	$183,322
Total balance	$2,127,107	$180,950	$3,768,452	$1,340,082	$12,556	$7,429,147

December 31, 2011
Loans individually evaluated for impairment
Allowance	$3,336	$-	$2,969	$1,247	$-	$7,552
Balance	$45,781	$78,766	$177,058	$20,368	$-	$321,973

Loans collectively evaluated for impairment
Allowance	$62,322	$21,749	$105,052	$9,548	$57	$198,728
Balance	$1,822,494	$158,606	$3,571,839	$1,166,601	$17,699	$6,737,239

Total allowance	$65,658	$21,749	$108,021	$10,795	$57	$206,280
Total balance	$1,868,275	$237,372	$3,748,897	$1,186,969	$17,699	$7,059,212

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2012 and 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential mortgage and equity line	Installment and Other Loans	Total
	(In thousands)
2011 Beginning Balance	$63,918	$43,262	$128,348	$9,668	$35	$245,231

Provision for possible loan losses	11,711	11,514	1,454	2,392	197	27,268

Charge-offs	(11,745)	(37,500)	(26,750)	(1,456)	(175)	(77,626)
Recoveries	1,774	4,473	4,969	191	-	11,407
Net Charge-offs	(9,971)	(33,027)	(21,781)	(1,265)	(175)	(66,219)

2011 Ending Balance	$65,658	$21,749	$108,021	$10,795	$57	$206,280
Reserve to impaired loans	$3,336	$-	$2,969	$1,247	$-	$7,552
Reserve to non-impaired loans	$62,322	$21,749	$105,052	$9,548	$57	$198,728
Reserve for off-balance sheet credit commitments	$816	$1,103	$113	$34	$3	$2,069

2012 Beginning Balance	$65,658	$21,749	$108,021	$10,795	$57	$206,280

Provision/(reversal) for possible loan losses	16,201	(3,720)	(23,128)	2,360	(7)	(8,294)

Charge-offs	(17,707)	(1,165)	(11,762)	(2,132)	(25)	(32,791)
Recoveries	1,949	6,153	9,342	680	3	18,127
Net Charge-offs	(15,758)	4,988	(2,420)	(1,452)	(22)	(14,664)

2012 Ending Balance	$66,101	$23,017	$82,473	$11,703	$28	$183,322
Reserve to impaired loans	$1,467	$8,158	$1,336	$1,222	$-	$12,183
Reserve to non-impaired loans	$64,634	$14,859	$81,137	$10,481	$28	$171,139
Reserve for off-balance sheet credit commitments	$837	$390	$98	$34	$3	$1,362

An analysis of the activity in the allowance for credit losses for the year ended 2012, 2011, and 2010 is as follows:

	December 31,
	2012	2011	2010
Allowance for Loan Losses	(In thousands)
Balance at beginning of year	$206,280	$245,231	$211,889
(Reversal)/provision for credit losses	(9,000)	27,000	156,900
Transfers from reserve for off-balance sheet credit commitments	706	268	2,870
Loans charged off	(32,791)	(77,626)	(138,755)
Recoveries of charged off loans	18,127	11,407	12,327
Balance at end of year	$183,322	$206,280	$245,231
Reserve for Off-balance Sheet Credit Commitments
Balance at beginning of year	$2,069	$2,337	$5,207
Provision for credit losses/transfers	(706)	(268)	(2,870)
Balance at end of year	$1,363	$2,069	$2,337

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

6.      Other Real Estate Owned

At December 31, 2012, the net carrying value of other real estate owned decreased $46.3 million, or 50.0%, to $46.4 million from $92.7 million at December 31, 2011. OREO located in California was $12.2 million and was comprised primarily of six parcels of land zoned for residential purpose of $9.1 million, three office and commercial use buildings of $1.7 million, one commercial building construction projects of $740,000, one residential construction project of $530,000, and one single family residential properties of $179,000.  OREO located in Texas was $29.6 million and was comprised of four office and commercial use buildings of $14.4 million, four parcels of land zoned for residential purposes of $12.6 million, two commercial building construction projects of $1.3 million, one parcel of land zoned for non-residential purposes of $1.1 million, and one single family residential properties of $169,000.  OREO located in the state of Washington was $1.6 million and was comprised one parcels of land zoned for residential purpose of $733,000 and one commercial construction project of $870,000.  OREO located in the state of New York was a retail store of $1.2 million.  OREO located in the state of Nevada was $1.1 million and was comprised of a commercial use building.  OREO in all other states was $752,000 and was comprised of a commercial use property and a retail store.

For 2011, OREO located in California was $32.3 million and was comprised primarily of five parcels of land zoned for residential purpose of $9.9 million, four parcels of land zoned for commercial purpose properties of $4.8 million, two commercial building construction projects of $3.5 million, one residential construction project of $588,000, twelve office and commercial use buildings of $13.2 million, two single family residential properties of $395,000.  OREO located in Texas was $48.6 million and was comprised of eight commercial use buildings of $33.5 million, three parcels of land zoned for residential purpose of $11.7 million, three commercial building construction projects of $2.4 million, and three single family residential properties of $959,000.  OREO located in the state of Washington was $3.9 million and was comprised of two retail stores $1.6 million, three parcels of land zoned for residential purpose of $1.2 million, one commercial construction project of $658,000, and three single family residential properties of $531,000.  OREO located in the state of Nevada was $4.8 million and was comprised of a parcel of land zoned for residential purpose of $3.5 million and one commercial use building of $1.3 million.  OREO in all other states was $3.0 million and was comprised of three commercial use properties of $2.1 million and four single family residential properties of $878,000.

An analysis of the activity in the valuation allowance for other real estate losses for the years ended on December 31, 2012, 2011, and 2010 is as follows:

	2012	2011	2010
	(In thousands)
Balance, beginning of year	$26,422	$25,310	$22,743
Provision for losses	10,668	10,385	20,139
OREO disposal	(17,534)	(9,273)	(17,572)
Balance, end of year	$19,556	$26,422	$25,310

The following table presents the components of other real estate owned expense for the year ended:

	2012	2011	2010
	(In thousands)
Operating expense	$4,817	$5,441	$5,849
Provision for losses	10,668	10,385	20,139
Net gain on transfer and disposal	(369)	(5,243)	(9,977)
Total other real estate owned expense	$15,116	$10,583	$16,011

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

7.      Investments in Affordable Housing

      The Company has invested in certain limited partnerships that were formed to develop and operate housing for lower-income tenants throughout the United States.  The Company’s investments in these partnerships were $85.0 million at December 31, 2012, and $78.4 million at December 31, 2011.  At December 31, 2012, and December 31, 2011, six of the limited partnerships in which the Company has an equity interest were determined to be variable interest entities for which the Company is the primary beneficiary.  The consolidation of these limited partnerships in the Company’s Consolidated Financial Statements increased total assets and liabilities by $22.9 million at December 31, 2012, and by $22.8 million at December 31, 2011.   Other borrowings for affordable housing limited partnerships were $18.7 million at December 31, 2012, and $18.9 million at December 31, 2011; recourse is limited to the assets of the limited partnerships.  Unfunded commitments for affordable housing limited partnerships of $10.6 million as of December 31, 2012, and $1.5 million as of December 31, 2011, were recorded under other liabilities.

       Each of the partnerships must meet regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits.  If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest.  The remaining tax credits to be utilized over a multiple-year period are $45.3 million for Federal and $1.7 million for state at December 31, 2012.  The Company’s usage of tax credits approximated $9.2 million in 2012, $9.5 million in 2011, and $10.5 million in 2010.  For the year ended December 31, operations of investments in affordable housing resulted in pretax losses of $6.3 million for 2012, $8.2 million for 2011, and $7.6 million for 2010.  Losses in excess of the Bank’s investment in two limited partnerships have not been recorded in the Company’s Consolidated Financial Statements because the Company had fully satisfied all capital commitments required under the respective limited partnership agreements.

8.      Premises and Equipment

      Premises and equipment consisted of the following at December 31, 2012, and December 31, 2011:

	2012	2011
	(In thousands)
Land and land improvements	$33,429	$33,429
Building and building improvements	73,723	72,608
Furniture, fixtures and equipment	39,701	37,445
Leasehold improvement	12,391	12,494
Construction in process	38	1,314
	159,282	157,290
Less: Accumulated depreciation/amortization	56,669	51,329
Premises and equipment, net	$102,613	$105,961

The amount of depreciation/amortization included in operating expense was $5.9 million in 2012, $6.1 million in 2011, and $4.6 million in 2010.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

9.     Deposits

The following table displays deposit balances as of December 31, 2012, and December 31, 2011:

	2012	2011
	(In thousands)

Demand	$1,269,455	$1,074,718
NOW accounts	593,133	451,541
Money market accounts	1,186,771	951,516
Saving accounts	473,805	420,030
Time deposits under $100,000	644,191	832,997
Time deposits of $100,000 or more	3,215,870	3,498,329
Total	$7,383,225	$7,229,131

Time deposits outstanding as of December 31, 2012, mature as follows.

	Expected Maturity Date at December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
	(In thousands)
Time deposits, $100,000 and over	$2,895,712	$238,836	$60,309	$1,344	$19,669	$-	$3,215,870
Other time deposits	610,364	25,011	7,426	155	1,232	3	644,191
	$3,506,076	$263,847	$67,735	$1,499	$20,901	$3	$3,860,061

Accrued interest payable on customer deposits was $2.1 million at December 31, 2012, $4.2 million at December 31, 2011, and $5.2 million at December 31, 2010.  The following table summarizes the interest expense on deposits by account type for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)

Interest bearing demand	$792	$756	$927
Money market accounts	5,938	7,351	8,733
Saving accounts	365	482	694
Time deposits	40,278	53,625	73,808
Total	$47,373	$62,214	$84,162

10.   Borrowed Funds

Federal Funds Purchased.  There were no Federal funds purchased at any time during 2010 or 2012.  The average amount of Federal funds purchased  during 2011 was $27,000 with a weighted average interest rate of 1.29%.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Securities Sold under Agreements to Repurchase. Securities sold under agreements to repurchase were $1.3 billion with a weighted average rate of 3.84% at December 31, 2012, compared to $1.4 billion with a weighted average rate of 4.14% at December 31, 2011.  In May 2011, the Company prepaid a security sold under an agreement to repurchase of $50 million with a rate of 4.83% and incurred a prepayment penalty of $1.7 million.  In 2012, the Company modified $200.0 million of securities sold under agreements to repurchase by extending the term by an additional four years on average, reducing the rate of these agreements by an average of 168 basis points and removing the callable feature of these borrowings.  In 2012, the Company prepaid three securities sold under an agreement to repurchase for the total of $150 million with a weighted average rate of 4.43% and incurred prepayment penalties of $9.4 million.   Seven floating-to-fixed rate agreements totaling $400.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 200 basis points to three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.52% to 5.07%.  After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months.  For the remainder of the seven year term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.79% and minimum rate of 0.0%.  After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter.  The table below provides summary data for the $1.05 billion of callable securities sold under agreements to repurchase as of December 31, 2012:

(Dollars in millions)	Fixed-to-floating						Floating-to-fixed		Total
Rate type	Float Rate						Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.79%	3.53%	3.50%	3.50%	3.53%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	1	4	3	1	1	3	4	20
Amount	$150.0	$50.0	$200.0	$150.0	$50.0	$50.0	$200.0	$200.0	$1,050.0
Weighted average rate	3.78%	3.53%	3.50%	3.50%	3.53%	3.25%	4.69%	5.00%	4.04%
Final maturity	2014	2014	2014	2015	2015	2015	2014	2017

The table below provides summary data for non-callable fixed rate securities sold under agreements to repurchase as of December 31, 2012:

Maturity	No. of Agreements	Amount (In thousands)	Weighted Average Interest Rate
3 years to 5 years	2	$100,000	2.71%
Over 5 years	2	100,000	2.86%
Total	4	$200,000	2.78%

These transactions are accounted for as collateralized financing transactions and recorded at the amount at which the securities were sold. We may have to provide additional collateral for the repurchase agreements, as necessary.  The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.4 billion as of December 31, 2012, and $1.6 billion as of December 31, 2011.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The table below provides comparative data for securities sold under agreements to repurchase for the years indicated:

	2012	2011	2010
	(Dollars in thousands)

Average amount outstanding during the year (1)	$1,361,475	$1,448,363	$1,560,215
Maximum amount outstanding at month-end (2)	1,400,000	1,559,000	1,566,000
Balance, December 31	1,250,000	1,400,000	1,561,000
Rate, December 31	3.84%	4.14%	4.18%
Weighted average interest rate for the year	4.09%	4.19%	4.24%

(1)	Average balances were computed using daily averages.
(2)	Highest month-end balances were January 2012, January 2011, and September 2010.

       Advances from the Federal Home Loan Bank.  Total advances from the FHLB were $146.2 million with weighted average rate of 0.44% at December 31, 2012, compared to $225.0 million with weighted average rate of 2.08% at December 31, 2011.  The Company prepaid advances from the FHLB totaling $100.0 million at a rate of 4.60% and incurred prepayment penalties of $2.8 million in 2012 and prepaid advances totaling  $450.0 million with a weighted rate of 4.39% and incurred prepayment penalties of $18.5 million in 2011.

 The following relates to the outstanding advances at December 31, 2012, and 2011:

	2012		2011
Maturity	Amount (In thousands)	Weighted Average Interest Rate	Amount (In thousands)	Weighted Average Interest Rate
Within 90 days	$125,000	0.28%	$-	0.00%
91 days through 365 days	-	0.00%	225,000	2.08%
4 - 5 years	21,200	1.38%	-	-
	$146,200	0.44%	$225,000	2.08%

Other borrowings from financial institutions.  At December 31, 2012, there were no other borrowings from financial institutions.  At December 31, 2011, other borrowings from a financial institution were $880,000 with a weighted average rate of 0.55%.

Other Liabilities.  On November 23, 2004, the Company entered into an agreement with its Chief Executive Officer (“CEO”) pursuant to which the CEO agreed to defer any bonus amounts in excess of $225,000 for the year ended December 31, 2005, until January 1 of the first year following such time as the CEO separates from the Company.  Accordingly, an amount equal to $610,000 was deferred in 2004 and was accrued in other liabilities in the consolidated balance sheet.  The Company agreed to accrue interest on the deferred portion of the bonus at 7.0% per annum compounded quarterly.  The deferred amount will be increased each quarter by the amount of interest computed for that quarter.  Beginning on the tenth anniversary of the agreement, the interest rate will equal 275 basis points above the prevailing interest rate on the ten-year Treasury Note.  Interest of $71,000 during 2012, $67,000 during 2011, and $62,000 during 2010 was accrued on this deferred bonus.  The balance was $1.1 million at December 31, 2012, and $995,000 at December 31, 2011.

11.   Capital Resources

In 2010, the Company sold $132.3 million of new common stock consisting of 15,028,409 shares at an average price of $8.80 per share.  Net of issuance costs and fees, this issuance added $124.9 million to common stockholders’ equity.  The Company did not sell any common stock in 2012 and in 2011.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

On September 29, 2006, the Bank issued $50.0 million in subordinated debt in a private placement transaction.  The debt had an original maturity term of 10 years, was unsecured and bore interest at a rate of three-month LIBOR plus 110 basis points, payable on a quarterly basis.  In March 2011, the Company extended the debt for an additional year.  As part of the extension agreement, the rate was increased from LIBOR plus 110 basis points to LIBOR plus 330 basis points for 2012 and 2011, after which time it reverts back to LIBOR plus 110 basis points.  At December 31, 2012, the per annum interest rate on the subordinated debt was 3.61% compared to 3.88% at December 31, 2011.  The subordinated debt was issued through the Bank and qualifies as Tier 2 capital for regulatory reporting purposes and is included in long-term debt in the accompanying condensed Consolidated Balance Sheets.

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

Interest expense on the Junior Subordinated Notes was $3.2 million for 2012, $3.0 million for 2011, and $3.1 million for 2010.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The table below summarizes the outstanding Junior Subordinated Notes issued by the Company to each trust as of December 31, 2012:

Trust Name	Issuance Date	Principal Balance of Notes	Not Redeemable Until	Stated Maturity	Annualized Coupon Rate	Current Interest Rate	Date of Rate Change	Payable/ Distribution Date
	(Dollars in thousands)

Cathay Capital Trust I	June 26, 2003	$20,619	June 30, 2008	June 30, 2033	3-month LIBOR + 3.15%	3.46%	December 30, 2012	March 30 June 30 September 30 December 30

Cathay Statutory Trust I	September 17, 2003	20,619	September 17, 2008	September 17, 2033	3-month LIBOR + 3.00%	3.31%	December 17, 2012	March 17 June 17 September 17 December 17

Cathay Capital Trust II	December 30, 2003	12,887	March 30, 2009	March 30, 2034	3-month LIBOR + 2.90%	3.21%	December 30, 2012	March 30 June 30 September 30 December 30

Cathay Capital Trust III	March 28, 2007	46,392	June 15, 2012	June 15, 2037	3-month LIBOR + 1.48%	1.79%	December 17, 2012	March 15 June 15 September 15 December 15

Cathay Capital Trust IV	May 31, 2007	20,619	September 6, 2012	September 6, 2037	3-month LIBOR 1.40%	1.71%	December 6, 2012	March 6 June 6 September 6 December 6

Total Junior Subordinated Notes		$121,136

12.   Income Taxes

For the years ended December 31, 2012, 2011, and 2010, the current and deferred amounts of the income tax expense are summarized as follows:

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

	2012	2011	2010
	(In thousands)
Current:
Federal	$44,263	$26,548	$16,496
State	17,081	10,905	7,379
	$61,344	$37,453	$23,875
Deferred:
Federal	3,755	10,133	(28,600)
State	1,029	3,675	(9,904)
	$4,784	$13,808	$(38,504)
Total income tax expense/(benefit	$66,128	$51,261	$(14,629)

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities give rise to deferred taxes.  Net deferred tax assets at December 31, 2012, and at December 31, 2011, are included in other assets in the accompanying Consolidated Balance Sheets and are as follows:

Deferred Tax Assets
Loan loss allowance, due to differences in computation of bad debts	$100,774	$109,686
Write-down on equity securities	3,374	3,609
Stock option compensation expense	16,120	16,048
State tax	4,479	3,744
Non-accrual interest	3,208	2,048
Write-down on other real estate owned	10,302	14,148
Accrual for litigation	2,415	-
Unrealized loss on interest rate swaps	-	1,097
Unrealized loss on securities available-for-sale, net	-	6,311
Other, net	3,544	3,536
Gross deferred tax assets	144,216	160,227

Deferred Tax Liabilities
Core deposit intangibles	(1,632)	(3,919)
Investment in aircraft financing trust and venture capital partnerships	(19,684)	(21,628)
Unrealized gain on securities available-for-sale, net	(338)	-
Dividends on Federal Home Loan Bank common stock	(3,071)	(2,788)
Other, net	(5,084)	(5,646)
Gross deferred tax liabilities	(29,809)	(33,981)
Valuation allowance	(2,125)	(2,533)
Net deferred tax assets	$112,282	$123,713

Amounts for the current year are based upon estimates and assumptions and could vary from amounts shown on the tax returns as filed.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize all benefits related to these deductible temporary differences except for $2.1 million of state deferred taxes for a portion of the capital losses related to the Company’s former investments in the preferred stock of Fannie Mae and Freddie Mac.

 CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

As of December 31, 2012, the Company had income tax refunds receivable of $12.4 million. As of December 31, 2011, the Company had income tax receivables of approximately $39.3 million, of which $11.2 million relates to the carryback of the Company’s net operating loss for 2009 to the 2007 tax year and $9.1 million relates to the carryback of the Company’s low income housing tax credits for 2009 to the 2008 tax year. These income tax receivables are included in other assets in the accompanying Consolidated Balance Sheets.

At December 31, 2012, the Company had Federal net operating loss carry forwards of approximately $1.6 million which expire through 2022.  The Federal net operating loss carry-forwards were acquired in connection with the Company’s acquisition of United Heritage Bank.

At December 31, 2012 and 2011, the amount of unrecognized tax benefits was none and $508,000, respectively. During 2012, the Company reversed its unrecognized tax benefits during the filing of the Company’s 2011 tax returns, During 2011, the Company paid $0.1 million of state taxes previously recorded in unrecognized tax benefits. The Company had accrued interest and penalties of less than $0.1 million at December 31, 2012 and 2011.

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

        Income tax expense results in effective tax rates that differ from the statutory Federal income tax rate for the years indicated as follows:

	2012		2011		2010
	(In thousands)
Tax provision at Federal statutory rate	$64,248	35.0%	$52,994	35.0%	$(1,072)	35.0%
State income taxes, net of Federal income tax benefit	11,772	6.4	9,477	6.3	(1,641)	53.5
Interest on obligations of state and political subdivisions, which are exempt from Federal taxation	(1,456)	(0.8)	(1,476)	(1.0)	(299)	9.8
Low income housing and other tax credits	(9,353)	(5.1)	(10,087)	(6.6)	(11,220)	366.2
Other, net	917	0.5	353	0.2	(397)	13.0
Total income tax expense/(benefit)	$66,128	36.0%	$51,261	33.9%	$(14,629)	477.5%

13.   Stockholders’ Equity and Earnings per Share

        As a bank holding company, the Bancorp’s ability to pay dividends will depend upon the dividends it receives from the Bank and on the income it may generate from any other activities in which it may engage, either directly or through other subsidiaries.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Under California banking law, the Bank may not, without regulatory approval, pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distributions made during that period.  Under this regulation, the amount of retained earnings available for cash dividends to the Company immediately after December 31, 2012, is restricted to approximately $80.8 million.

During 2003, the Bank formed Cathay Real Estate Investment Trust (“Trust”) to provide the Bank flexibility in raising capital.  In 2003 and 2004, the Trust sold to accredited investors $8.6 million of its 7.0% Series A Non-Cumulative preferred stock which pays dividends, if declared, at the end of each quarter.  This preferred stock qualifies as Tier 1 capital under current regulatory guidelines.  The Company paid dividends of $605,000 in 2012, $605,000 in 2011, and $611,000 in 2010.  For the years ended and as of December 31, 2012, December 31, 2011, and December 31, 2010, the net income and assets of the Trust were eliminated in consolidation.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

	Year Ended December 31,
	2012			2011			2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except shares and per share data)
Net income	$117,438			$100,150			$11,565
Dividends on preferred stock	(16,488)			(16,437)			(16,388)
Basic EPS, income/(loss)	$100,950	78,719,133	$1.28	$83,713	78,633,317	$1.06	$(4,823)	77,073,954	$(0.06)
Effect of dilutive stock options		4,164			7,335			-
Diluted EPS, income/(loss)	$100,950	78,723,297	$1.28	$83,713	78,640,652	$1.06	$(4,823)	77,073,954	$(0.06)

Options to purchase an additional 4.0 million shares, and warrants to purchase an additional 1.8 million shares at December 31, 2012, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.  Options to purchase an additional 4.4 million shares, restricted stock units for an additional 103,000 shares, and warrants to purchase an additional 1.8 million shares at December 31, 2011, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

        Financial instruments whose contract amounts represent the amount of credit risk include the following:

	2012	2011
	(In thousands)
Commitments to extend credit	$1,740,463	$1,626,523
Standby letters of credit	44,672	62,076
Commercial letters of credit	71,073	64,233
Bill of lading guarantees	77	187
Total	$1,856,285	$1,753,019

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

        As of December 31, 2012, the Company does not have fixed-rate or variable-rate commitments with characteristics similar to options, which provide the holder, for a premium paid at inception to the Company, the benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements.

As of December 31, 2012, commitments to extend credit of $1.7 billion include commitments to fund fixed rate loans of $115.4 million and adjustable rate loans of $1.6 billion.

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

        Leases.  The Company is obligated under a number of operating leases for premises and equipment with terms ranging from one to 50 years, many of which provide for periodic adjustment of rentals based on changes in various economic indicators.  Rental expense was $7.4 million for 2012, $6.7 million for 2011, and $6.6 million for 2010.   The following table shows future minimum payments under operating leases with terms in excess of one year as of December 31, 2012.

Year Ending December 31,	Commitments
(In thousands)
2013	$6,084
2014	4,939
2015	3,009
2016	2,028
2017	617
Thereafter	661
Total minimum lease payments	$17,338

      Rental income was $0.3 million for 2012, $0.2 million for 2011, and $0.3 million for 2010.  The following table shows future rental payments to be received under operating leases with terms in excess of one year as of December 31, 2012:

Year Ending December 31,	Commitments
(In thousands)
2013	$108
2014	60
2015	11
Thereafter	-
Total minimum lease payments to be received	$179

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

As of December 31, 2011, we had five interest rate swap agreements with two major financial institutions in the notional amount of $300.0 million for a period of three years.  These interest rate swaps were not structured to hedge against inherent interest rate risks related to our interest-earning assets and interest-bearing liabilities.  These five interest rate swap agreements all matured in the third quarter of 2012.  The net amount accrued on these interest rate swaps and the changes in the market value of these interest rate swaps were recorded as a reduction to other non-interest income in the amount of $288,000 in 2012 compared to $4.9 million in the same period a year ago.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counter parties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.  At December 31, 2012, the notional amount of option contracts totaled $209,000 with a net negative fair value of $2,000. Spot and forward contracts in the total notional amount of $188.1 million had a positive fair value of $2.9 million at December 31, 2012.  Spot and forward contracts in the total notional amount of $133.7 million had a negative fair value of $1.6 million at December 31, 2012. At December 31, 2011, the notional amount of option contracts totaled $4.3 million with a net positive fair value of $29,000.  Spot and forward contracts in the total notional amount of $238.6 million had a positive fair value, in the amount of $2.2 million, at December 31, 2011.  Spot and forward contracts in the total notional amount of $128.2 million had a negative fair value, in the amount of $486,000, at December 31, 2011.

16.   Fair Value Measurements

The Company adopted ASC Topic 820 on January 1, 2008, and determined the fair values of our financial instruments based on the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•
Level 2 – Observable prices in active markets for similar assets or liabilities; prices for identical or similar assets or liabilities in markets that are not active; directly observable market inputs for substantially the full term of the asset and liability; market inputs that are not directly observable but are derived from or corroborated by observable market data.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at December 31, 2012, and at December 31, 2011:

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

As of December 31, 2012	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$509,971	$-	$-	$509,971
Mortgage-backed securities	-	416,694	-	416,694
Collateralized mortgage obligations	-	10,168	-	10,168
Asset-backed securities	-	141	-	141
Corporate debt securities	-	335,977	-	335,977
Mutual funds	6,079	-	-	6,079
Preferred stock of government sponsored entities	-	2,335	-	2,335
Trust preferred securities	10,115	-	-	10,115
Total securities available-for-sale	526,165	765,315	-	1,291,480
Trading securities	-	4,703	-	4,703
Warrants	-	-	104	104
Option contracts	-	0	-	0
Foreign exchange contracts	-	2,924	-	2,924
Total assets	$16,194	$1,282,913	$104	$1,299,211

Liabilities

Option contracts	$-	$2	$-	$2
Foreign exchange contracts	-	1,586	-	1,586
Total liabilities	$-	$1,588	$-	$1,588

As of December 31, 2011	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. government sponsored entities	$-	$501,226	$-	$501,226
State and municipal securities	-	1,928	-	1,928
Mortgage-backed securities	-	337,631	-	337,631
Collateralized mortgage obligations	-	16,486	-	16,486
Asset-backed securities	-	166	-	166
Corporate debt securities	-	380,429	-	380,429
Mutual funds	6,035	-	-	6,035
Preferred stock of government sponsored entities	-	1,654	-	1,654
Trust preferred securities	45,963	-	-	45,963
Other equity securities	2,960	-	-	2,960
Total securities available-for-sale	54,958	1,239,520	-	1,294,478
Trading securities	2	4,540	-	4,542
Warrants	-	-	218	218
Option contracts	-	34	-	34
Foreign exchange contracts	-	2,151	-	2,151
Total assets	$54,960	$1,246,245	$218	$1,301,423

Liabilities

Interest rate swaps	$-	$2,634	$-	$2,634
Option contracts	-	5	-	5
Foreign exchange contracts	-	486	-	486
Total liabilities	$-	$3,125	$-	$3,125

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs.  The fair value of warrants was $104,000 at December 31, 2012, compared to $218,000 at December 31, 2011.  The fair value adjustment of warrants was included in other operating income of 2012.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at December 31, 2012, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at December 31, 2012, and at December 31, 2011, and the total losses for the periods indicated:

	As of December 31, 2012				Total Losses
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2012	December 31, 2011
Assets	(In thousands)

Impaired loans by type:
Commercial loans	$-	$-	$3,492	$3,492	$-	$877
Commercial mortgage loans	-	-	11,295	11,295	440	-
Construction- residential	-	-	500	500	-	-
Construction- other	-	-	46,153	46,153	65	-
Residential mortgage and equity lines	-	-	11,206	11,206	605	820
Land loans	-	-	297	297	162	46
Total impaired loans	-	-	72,943	72,943	1,272	1,743
Other real estate owned (1	-	27,149	4,841	31,990	10,904	7,003
Investments in venture capital	-	-	9,001	9,001	309	379
Equity investments	142	-	-	142	181	200
Total assets	$142	$27,149	$86,785	$114,076	$12,666	$9,325

(1) Other real estate owned balance of $46.4 million in the consolidated balance sheet is net of estimated disposal costs.

	As of December 31, 2011				Total Losses
	Fair Value Measurements Using			Total at	For the Twelve Months Ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2011	December 31, 2010
Assets	(In thousands)

Impaired loans by type:
Commercial loans	$-	$-	$4,251	$4,251	$877	$3,411
Construction- residential	-	-	-	-	-	1,295
Real estate loans	-	-	35,576	35,576	820	1,407
Land loans	-	-	611	611	46	1,003
Total impaired loans	-	-	40,438	40,438	1,743	7,116
Loans held-for-sale	-	-	760	760	-	3,160
Other real estate owned (1	-	79,029	1,093	80,122	7,003	20,139
Investments in venture capital	-	-	8,693	8,693	379	760
Equity investments	323	-	-	323	200	304
Total assets	$323	$79,029	$50,984	$130,336	$9,325	$31,479

(1) Other real estate owned balance of $71.0 million in the consolidated balance sheet is net of estimated disposal costs.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are the expected life of warrant ranging from 1 to 4 years, risk-free interest rate from 0.25% to 0.54%, and stock volatility of the Company from 13.7% to 18.6%.

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Fair Value of Financial Instruments

	As of December 31, 2012		As of December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$144,909	$144,909	$117,888	$117,888
Short-term investments	411,983	411,983	294,956	294,956
Securities held-to-maturity	773,768	823,906	1,153,504	1,203,977
Securities available-for-sale	1,291,480	1,291,480	1,294,478	1,294,478
Trading securities	4,703	4,703	4,542	4,542
Loans held-for-sale	-	-	760	760
Loans, net	7,235,587	7,169,732	6,844,483	6,825,571
Investment in Federal Home Loan Bank stock	41,272	41,272	52,989	52,989
Warrants	104	104	218	218

	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	$105	$-	$3,026	$34
Foreign exchange contracts	188,145	2,924	238,581	2,151

Financial Liabilities	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Deposits	$7,383,225	$7,389,015	$7,229,131	$7,240,857
Securities sold under agreement to repurchase	1,250,000	1,361,585	1,400,000	1,547,900
Advances from Federal Home Loan Bank	146,200	146,789	225,000	227,825
Other borrowings	18,713	14,573	19,800	19,801
Long-term debt	171,136	98,392	171,136	98,676

	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	$104	$2	$1,282	$5
Interest rate swaps	-	-	300,000	2,634
Foreign exchange contracts	133,669	1,586	128,215	486

	Notional Amount	Fair Value	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,740,463	$(1,875)	$1,626,523	$(1,253)
Standby letters of credit	44,672	(204)	62,076	(367)
Other letters of credit	71,073	(34)	64,233	(38)
Bill of lading guarantees	77	-	187	-

The following table presents the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already on the Consolidated balance sheets at fair value at December 31, 2012, and December 31, 2011.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

	As of December 31, 2012
	Estimated Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$144,909	$144,909	$-	$-
Short-term investments	411,983	411,983	-	-
Securities held-to-maturity	823,906	-	823,906	-
Securities available-for-sale	1,291,480	526,165	765,315	-
Trading securities	4,703	-	4,703	-
Loans, net	7,169,732	-	-	7,169,732
Investment in Federal Home Loan Bank stock	41,272	-	41,272	-
Warrants	104	-	-	104
Financial Liabilities
Deposits	7,389,015	-	-	7,389,015
Securities sold under agreement to repurchase	1,361,585	-	1,361,585	-
Advances from Federal Home Loan Bank	146,789	-	146,789	-
Other borrowings	14,573	-	-	14,573
Long-term debt	98,392	-	98,392	-

	As of December 31, 2011
	Estimated Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$117,888	$117,888	$-	$-
Short-term investments	294,956	294,956	-	-
Securities held-to-maturity	1,203,977	-	1,203,977	-
Securities available-for-sale	1,294,478	54,958	1,239,520	-
Trading securities	4,542	2	4,540	-
Loans held-for-sale	760	-	760	.
Loans, net	6,825,571	-	-	6,825,571
Investment in Federal Home Loan Bank stock	52,989	-	52,989	-
Warrants	218	-	-	218
Financial Liabilities
Deposits	7,240,857	-	-	7,240,857
Securities sold under agreement to repurchase	1,547,900	-	1,547,900	-
Advances from Federal Home Loan Bank	227,825	-	227,825	-
Other borrowings	19,801	-	-	19,801
Long-term debt	98,676	-	98,676	-

18.   Employee Benefit Plans

        Employee Stock Ownership Plan.  Under the Company’s Amended and Restated Cathay Bank Employee Stock Ownership Plan (“ESOP”), the Company can make annual contributions to a trust in the form of either cash or common stock of the Bancorp for the benefit of eligible employees.  Employees are eligible to participate in the ESOP after completing two years of service for salaried full-time employees or 1,000 hours for each of two consecutive years for salaried part-time employees.  The amount of the annual contribution is discretionary except that it must be sufficient to enable the trust to meet its current obligations.  The Company also pays for the administration of this plan and of the trust.  The Company has not made contributions to the trust since 2004 and does not expect to make any contributions in the future.  Effective June 17, 2004, the ESOP was amended to provide the participants the election either to reinvest the dividends on the Company stock allocated to their accounts or to have these dividends distributed to the participant.  The ESOP trust purchased 2,814 shares in 2012, 3,437 shares in 2011, and 4,881 shares in 2010, of the Bancorp’s common stock at an aggregate cost of $47,000 in 2012, $47,000 in 2011, and $51,000 in 2010.  All purchases after 2006 were through the Dividend Reinvestment Plan.  The distribution of benefits to participants totaled 116,124 shares in 2012, 83,020 shares in 2011, and 171,689 shares in 2010.  As of December 31, 2012, the ESOP owned 1,188,741 shares, or 1.5%, of the Company’s outstanding common stock.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

401(k) Plan.  In 1997, the Board approved the Company’s 401(k) Profit Sharing Plan, which began on March 1, 1997.  Salaried employees who have completed three months of service and have attained the age of 21 are eligible to participate.  Enrollment dates are on January 1st, April 1st, July 1st, and October 1st of each year.  Participants may contribute up to 75% of their eligible compensation for the year but not to exceed the dollar limit set by the Internal Revenue Code.  Participants may change their contribution election on the enrollment dates.  Prior to April 1, 2010, the Company matched 100% on the first 5% of eligible compensation contributed per pay period by the participant, after one year of service.  The vesting schedule for the matching contribution is 0% for less than two years of service, 25% after two years of service and from then on, at an increment of 25% each year until 100% is vested after five years of service.  In February 2010, the Board revised and reduced the contribution match for the Company’s 401(k) Profit Sharing Plan.  Effective on April 1, 2010, the Company matches 100% on the first 2.5% of eligible compensation contributed per pay period by the participant, after one year of service.  The Company’s contribution amounted to $1.0 million in 2012, $0.9 million in 2011, and $0.9 million in 2010.  The Plan allows participants to withdraw all or part of their vested amount in the Plan due to certain financial hardship as set forth in the Internal Revenue Code and Treasury Regulations.  Participants may also borrow up to 50% of the vested amount, with a maximum of $50,000.  The minimum loan amount is $1,000.

19.   Equity Incentive Plans

In 1998, the Board adopted the Cathay Bancorp, Inc. Equity Incentive Plan.  Under the Equity Incentive Plan, as amended in September, 2003, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock, for up to 7,000,000 shares of the Company’s common stock on a split adjusted basis.  In May 2005, the stockholders of the Company approved the 2005 Incentive Plan which provides that 3,131,854 shares of the Company’s common stock may be granted as incentive or non-statutory stock options, or as restricted stock, or as restricted stock units.  In conjunction with the approval of the 2005 Incentive Plan, the Bancorp agreed to cease granting awards under the Equity Incentive Plan.  As of December 31, 2012, the only options granted by the Company under the 2005 Incentive Plan were non-statutory stock options to selected bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant.  Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008.  If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards.  Stock options are typically granted in the first quarter of the year.  There were no options granted in 2012, in 2011, or in 2010.  The Company expects to issue new shares to satisfy stock option exercises and the vesting of restricted stock units.

Cash received from exercises of stock options totaled $764,000 for 50,024 shares in 2012 compared to $1.3 million for 86,860 shares in 2011.  The fair value of stock options vested in 2012 was $745,000 compared to $2.6 million in 2011.  Aggregate intrinsic value for options exercised was $103,000 in 2012 compared to $172,000 in 2011.

A summary of stock option activity for 2012, 2011, and 2010 follows:

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2009	5,169,653	$27.71	4.6	$-
Forfeited	(222,305)	23.23
Balance, December 31, 2010	4,947,348	27.93	3.7	$334
Exercised	(86,860)	$15.05
Forfeited	(503,503)	22.72
Balance, December 31, 2011	4,356,985	28.86	3.0	$37
Exercised	(50,024)	$15.27
Forfeited	(310,331)	23.75
Balance, December 31, 2012	3,996,630	29.45	2.2	$-
Exercisable, December 31, 2012	3,889,514	$29.61	2.2	$-

At December 31, 2012, 2,364,947 shares were available under the 2005 Incentive Plan for future grants.  The following table shows stock options outstanding and exercisable as of December 31, 2012, the corresponding exercise prices, and the weighted-average contractual life remaining:

	Outstanding
Exercise Price	Shares	Weighted-Average Remaining Contractual Life (in Years)	Exercisable Shares

$19.93	319,240	0.1	319,240
23.37	637,680	5.1	530,564
24.80	811,956	0.9	811,956
28.70	453,000	1.1	453,000
32.26	10,000	1.5	10,000
32.47	245,060	2.2	245,060
33.54	264,694	2.4	264,694
37.00	582,650	2.1	582,650
38.38	15,000	1.9	15,000
36.90	231,120	3.1	231,120
36.24	414,230	3.0	414,230
38.26	12,000	3.3	12,000

	3,996,630	2.2	3,889,514

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

The Company granted restricted stock units for 125,133 shares at an average closing price of $18.24 per share in 2012 and for 147,661 shares at an average closing price of $14.78 in 2011. The restricted stock units granted in 2012 and 2011 are scheduled to vest two years from grant date.

 The following table presents restricted stock unit activity for 2012, 2011, and 2010:

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Units
Balance at December 31, 2009	60,021
Vested	(15,006)
Cancelled or forfeited	(6,055)
Balance at December 31, 2010	38,960
Granted	147,661
Vested	(12,633)
Cancelled or forfeited	(2,578)
Balance at December 31, 2011	171,410
Granted	125,133
Vested	(11,814)
Cancelled or forfeited	(28,113)
Balance at December 31, 2012	256,616

The compensation expense recorded related to the restricted stock units above was $1.3 million in 2012, $758,000 in 2011, and $327,000 in 2010.  Unrecognized stock-based compensation expense related to restricted stock units was $2.7 million at December 31, 2012, and is expected to be recognized over the next 1.5 years.

The following table summarizes the tax benefit from options exercised:

	2012	2011	2010
	(In thousands)
(Short-fall)/benefit of tax deductions in excess of grant-date fair value	$(620)	$(290)	$(539)
Benefit of tax deductions on grant-date fair value	747	362	539
Total benefit of tax deductions	$127	$72	$-

In 2012, 45,937 shares of the Company’s common stock at the average price of $17.16 per share were issued to six executive officers and recorded as compensation expense.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

20.      Condensed Financial Information of Cathay General Bancorp

The condensed financial information of the Bancorp as of December 31, 2012, and December 31, 2011, and for the years ended December 31, 2012, 2011, and 2010 is as follows:

Balance Sheets

	Year Ended December 31,
	2012	2011
	(In thousands, except share and per share data)
Assets
Cash	$639	$809
Short-term certificates of deposit	161,300	19,000
Investment in bank subsidiaries	1,569,902	1,593,831
Investment in non-bank subsidiaries	2,598	2,615
Other assets	9,936	14,189
Total assets	$1,744,375	$1,630,444
Liabilities
Junior subordinated debt	$121,136	$121,136
Other liabilities	2,182	2,122
Total liabilities	123,318	123,258
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock, 10,000,000 shares authorized, 258,000 issued and outstanding at December 31, 2012, and December 31, 2011	254,580	250,992
Common stock, $0.01 par value, 100,000,000 shares authorized, 82,985,853 issued and 78,778,288 outstanding at December 31, 2012, and 82,860,122 issued and 78,652,557 outstanding at December 31, 2011	830	829
Additional paid-in-capital	768,925	765,641
Accumulated other comprehensive loss, net	465	(8,732)
Retained earnings	721,993	624,192
Treasury stock, at cost (4,207,565 shares at December 31, 2012, and at December 31, 2011)	(125,736)	(125,736)
Total stockholders' equity	1,621,057	1,507,186
Total liabilities and stockholders' equity	$1,744,375	$1,630,444

Statements of Operations

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash dividends from Cathay Bank	$154,700	$-	$-
Interest income	196	259	227
Interest expense	3,228	3,038	3,075
Non-interest income/(loss)	3,718	286	(782)
Non-interest expense	2,064	1,548	1,308
Income/(loss) before income tax benefit	153,322	(4,041)	(4,938)
Income tax benefit	(579)	(1,699)	(2,076)
Loss before undistributed earnings of subsidiaries	153,901	(2,342)	(2,862)
Undistributed (loss)/earnings of subsidiaries	(36,463)	102,492	14,427
Net income	$117,438	$100,150	$11,565

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from Operating Activities
Net income/(loss)	$117,438	$100,150	$11,565
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends in excess of earnings of subsidiaries	36,463	-	-
Equity in undistributed earnings of subsidiaries	-	(102,492)	(14,427)
Gains on sale of securities	(3,380)	-	-
Increase in accrued expense	12	24	3
Write-downs on venture capital and other investments	262	321	521
Write-downs on impaired securities	181	200	492
Loss/(gains) in fair value of warrants	114	(215)	29
Excess tax short-fall from stock options	620	290	539
(Decrease)/increase in other assets	1,820	(121)	1,040
Increase/(decrease) in other liabilities	59	(221)	(607)
Net cash used in operating activities	153,589	(2,064)	(845)
Cash flows from Investment Activities
Additional investment in subsidiary	-	-	(94,000)
Decrease/(increase) in short-term investment	(142,300)	17,500	(12,000)
Proceeds from sale/(purchase) of available-for-sale securities	4,849	-	(418)
Venture capital investments	(694)	(671)	(1,056)
Net cash provided by/(used in) investment activities	(138,145)	16,829	(107,474)
Cash flows from Financing Activities
Cash dividends	(16,049)	(16,046)	(16,041)
Issuance of common stock	-	-	124,928
Proceeds from shares issued under the Dividend Reinvestment Plan	291	287	310
Proceeds from exercise of stock options	764	1,306	-
Excess tax short-fall from share-based payment arrangements	(620)	(290)	(539)
Net cash (used in)/provided by financing activities	(15,614)	(14,743)	108,658
Increase in cash and cash equivalents	(170)	22	339
Cash and cash equivalents, beginning of year	809	787	448
Cash and cash equivalents, end of year	$639	$809	$787

21.   Dividend Reinvestment Plan

        The Company has a Dividend Reinvestment Plan which allows for participants’ reinvestment of cash dividends and certain optional additional investments in the Company’s common stock.  Shares issued under the plan and the consideration received were 17,956 shares for $291,000 in 2012, 21,281 shares for $287,000 in 2011, and 28,778 shares for $310,000 in 2010.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

        The Bancorp’s and the Bank’s capital and leverage ratios as of December 31, 2012, and December 31, 2011, are presented in the tables below:

	As of December 31, 2012				As of December 31, 2011
	Company		Bank		Company		Bank
	Balance	Percentage	Balance	Percentage	Balance	Percentage	Balance	Percentage
	(Dollars in thousands)
Tier I Capital (to risk-weighted assets)	$1,426,566	17.36%	$1,259,005	15.33%	$1,318,948	15.97%	$1,289,747	15.64%
Tier I Capital minimum requirement	328,713	4.00	328,440	4.00	330,355	4.00	329,928	4.00
Excess	$1,097,853	13.36%	$930,565	11.33%	$988,593	11.97%	$959,819	11.64%
Total Capital (to risk-weighted assets)	$1,571,060	19.12%	$1,402,691	17.08%	$1,474,496	17.85%	$1,444,165	17.51%
Total Capital minimum requirement	657,426	8.00	656,880	8.00	660,710	8.00	659,855	8.00
Excess	$913,634	11.12%	$745,811	9.08%	$813,786	9.85%	$784,310	9.51%
Tier I Capital (to average assets)Leverage ratio	$1,426,566	13.82%	$1,259,005	12.22%	$1,318,948	12.93%	$1,289,747	12.66%
Minimum leverage requirement	412,844	4.00	412,272	4.00	408,146	4.00	407,643	4.00
Excess	$1,013,722	9.82%	$846,733	8.22%	$910,802	8.93%	$882,104	8.66%
Total average assets (1)	$10,321,104		$10,306,790		$10,203,647		$10,191,078
Risk-weighted assets	$8,217,821		$8,211,004		$8,258,878		$8,248,190

(1)	Average assets represent average balances for the fourth quarter of each year presented.

 On December 17, 2009, the Bancorp entered into a memorandum of understanding with Federal Reserve Bank of San Francisco (the “FRB SF”) under which it agreed that it will not, without the FRB SF’s prior written approval, (i) receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions.  Under the memorandum, the Bancorp agreed to submit to the FRB SF for review and approval a plan to maintain sufficient capital at the Bancorp on a consolidated basis and at the Bank, a dividend policy for the Bancorp, a plan to improve management of its liquidity position and funds management practices, and a liquidity policy and contingency funding plan for the Bancorp.  As part of its compliance with the memorandum, on January 22, 2010, the Bancorp submitted to the FRB SF a Three-Year Capital and Strategic Plan that updates a previously submitted plan and establishes, among other things, targets for its Tier 1 risk-based capital ratio, total risk-based capital ratio, Tier 1 leverage capital ratio and tangible common risk-based ratio, each of which, where applicable, are above the minimum requirements for a well-capitalized institution.  In addition, the Bancorp agreed to notify the FRB SF prior to effecting certain changes to its senior executive officers and board of directors and it is limited and/or prohibited, in certain circumstances, in its ability to enter into contracts to pay and to make golden parachute severance and indemnification payments.  The Bancorp also agreed in the memorandum that we will not, without the prior written approval of the FRB SF, directly or indirectly, (i) incur, renew, increase or guaranty any debt, (ii) issue any additional trust preferred securities, or (iii) purchase, redeem, or otherwise acquire any stock.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Until it was terminated as of November 7, 2012, the Bank was subject to a memorandum of understanding with the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC’) that was entered into on March 1, 2010, by which the Bank agreed to undertake certain steps to strengthen its operations. The Bank was required to develop and implement, within specified time periods, plans satisfactory to the DFI and the FDIC to reduce commercial real estate concentrations, to enhance and to improve the quality of our stress testing of the Bank’s loan portfolio, and to revise our loan policy in connection therewith; to develop and adopt a strategic plan addressing improved profitability and capital ratios and to reduce the Bank’s overall risk profile; to develop and adopt a capital plan; to develop and implement a plan to improve asset quality, including the methodology for calculating the loss reserve allocation and evaluating its adequacy; and to develop and implement a plan to reduce dependence on wholesale funding. In addition, we were required to report our progress to the DFI and FDIC on a quarterly basis. As part of our compliance with the Bank memorandum, on April 30, 2010, we submitted to the DFI and the FDIC a Three-Year Capital Plan that updated the Three-Year Capital and Strategic Plan previously submitted to the FRB SF on January 22, 2010, and established, among other things, targets for our Tier 1 risk-based capital ratio and total risk-based capital ratio, each of which are above the minimum requirements for a well-capitalized institution and effective June 30, 2010, a target Tier 1 to total tangible assets ratio.  We were in compliance with the applicable target ratios through the date of termination of the memorandum.

23.   Quarterly Results of Operations (Unaudited)

        The following table sets forth selected unaudited quarterly financial data:

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

	Summary of Operations
	2012				2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$105,281	$106,747	$107,581	$110,135	$111,076	$114,379	$114,339	$113,777
Interest expense	24,216	26,330	28,461	29,484	31,759	33,426	36,024	38,672
Net interest income	81,065	80,417	79,120	80,651	79,317	80,953	78,315	75,105
(Reversal)/provision for credit losses	-	-	(5,000)	(4,000)	2,000	9,000	10,000	6,000
Net-interest income after provision for loan losses	81,065	80,417	84,120	84,651	77,317	71,953	68,315	69,105
Non-interest income	12,202	15,622	9,852	8,831	8,986	16,827	12,453	12,626
Non-interest expense	49,532	47,844	47,342	47,871	43,990	48,383	45,410	47,783
Income before income tax expense	43,735	48,195	46,630	45,611	42,313	40,397	35,358	33,948
Income tax expense	15,276	17,686	16,619	16,547	14,459	14,162	10,906	11,734
Net income	28,459	30,509	30,011	29,064	27,854	26,235	24,452	22,214
Less: net income attributable to noncontrolling interest	153	151	150	151	153	151	150	151
Net income attributable to Cathay General Bancorp	28,306	30,358	29,861	28,913	27,701	26,084	24,302	22,063
Dividends on preferred stock	(4,127)	(4,123)	(4,121)	(4,117)	(4,114)	(4,111)	(4,107)	(4,105)
Net income available to common stockholders	$24,179	$26,235	$25,740	$24,796	$23,587	$21,973	$20,195	$17,958
Basic net income attributable to common stockholders per common share	$0.31	$0.33	$0.33	$0.32	$0.30	$0.28	$0.26	$0.23
Diluted net income attributable to commonstockholders per common share	$0.31	$0.33	$0.33	$0.32	$0.30	$0.28	$0.26	$0.23