Form 10-Q
period 2013-03-31
CATHAY GENERAL BANCORP
filed 2013-05-08
CIK 861842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Common stock, $.01 par value, 78,864,841 shares outstanding as of April 30, 2013.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
1ST QUARTER 2013 REPORT ON FORM 10-Q

Forward-Looking Statements

In this Quarterly Report on Form 10-Q, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “optimistic,” “plans,” “potential,” “possible,” “predicts,” “projects,” “seeks,” “shall,” “should,” “will,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

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

These and other factors are further described in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012 (Item 1A in particular), other reports and registration statements filed with the Securities and Exchange Commission (“SEC”), and other filings it makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak to the date of this report. We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce any revision of any forward-looking statement to reflect future developments or events, except as required by law.

Bancorp’s filings with the SEC are available at the website maintained by the SEC at http://www.sec.gov, or by request directed to Cathay General Bancorp, 9650 Flair Drive, El Monte, California 91731, Attention: Investor Relations (626) 279-3286.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$155,525	$144,909
Short-term investments and interest bearing deposits	215,794	411,983
Securities held-to-maturity (market value of $823,906 in 2012)	-	773,768
Securities available-for-sale (amortized cost of $2,149,786 in 2013 and $1,290,676 in 2012)	2,190,296	1,291,480
Trading securities	4,758	4,703
Loans	7,364,340	7,429,147
Less: Allowance for loan losses	(178,692)	(183,322)
Unamortized deferred loan fees, net	(10,186)	(10,238)
Loans, net	7,175,462	7,235,587
Federal Home Loan Bank stock	37,130	41,272
Other real estate owned, net	45,316	46,384
Affordable housing investments, net	83,868	85,037
Premises and equipment, net	102,067	102,613
Customers’ liability on acceptances	22,334	41,271
Accrued interest receivable	26,992	26,015
Goodwill	316,340	316,340
Other intangible assets, net	4,883	6,132
Other assets	139,950	166,595

Total assets	$10,520,715	$10,694,089

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$1,279,986	$1,269,455
Interest-bearing deposits:
NOW deposits	622,454	593,133
Money market deposits	1,124,240	1,186,771
Savings deposits	472,122	473,805
Time deposits under $100,000	685,758	644,191
Time deposits of $100,000 or more	3,241,114	3,215,870
Total deposits	7,425,674	7,383,225

Securities sold under agreements to repurchase	1,150,000	1,250,000
Advances from the Federal Home Loan Bank	126,200	146,200
Other borrowings for affordable housing investments	19,232	18,713
Long-term debt	171,136	171,136
Acceptances outstanding	22,334	41,271
Other liabilities	56,574	54,040
Total liabilities	8,971,150	9,064,585
Commitments and contingencies	-	-
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, 129,000 issued and outstanding at March 31, 2013, and 258,000 issued and outstanding at December 31, 2012	127,724	254,580
Common stock, $0.01 par value, 100,000,000 shares authorized, 83,066,773 issued and 78,859,208 outstanding at March 31, 2013, and 82,985,853 issued and 78,778,288 outstanding at December 31, 2012	831	830
Additional paid-in-capital	769,955	768,925
Accumulated other comprehensive income, net	23,477	465
Retained earnings	744,867	721,993
Treasury stock, at cost (4,207,565 shares at March 31, 2013, and at December 31, 2012)	(125,736)	(125,736)
Total Cathay General Bancorp stockholders' equity	1,541,118	1,621,057
Noncontrolling interest	8,447	8,447
Total equity	1,549,565	1,629,504
Total liabilities and equity	$10,520,715	$10,694,089

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
	Three months ended March 31,
	2013	2012
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$88,840	$90,701
Investment securities- taxable	11,786	17,723
Investment securities- nontaxable	967	1,052
Federal Home Loan Bank stock	250	66
Federal funds sold and securities purchased under agreements to resell	-	5
Deposits with banks	208	588
Total interest and dividend income	102,051	110,135

Interest Expense
Time deposits of $100,000 or more	6,757	9,540
Other deposits	2,766	3,916
Securities sold under agreements to repurchase	11,392	14,655
Advances from Federal Home Loan Bank	80	53
Long-term debt	924	1,320
Short-term borrowings	-	-
Total interest expense	21,919	29,484
Net interest income before provision for credit losses	80,132	80,651
Provision/(credit) for loan losses	-	(4,000)
Net interest income after provision for loan losses	80,132	84,651

Non-Interest Income
Securities gains, net	6,292	2,215
Letters of credit commissions	1,461	1,526
Depository service fees	1,474	1,389
Other operating income	5,654	3,701
Total non-interest income	14,881	8,831

Non-interest Expense
Salaries and employee benefits	22,853	19,878
Occupancy expense	3,644	3,584
Computer and equipment expense	2,676	2,463
Professional services expense	5,817	4,742
FDIC and State assessments	1,738	2,489
Marketing expense	437	1,406
Other real estate owned expense	623	4,693
Operations of affordable housing investments, net	1,695	1,960
Amortization of core deposit intangibles	1,396	1,457
Costs associated with debt redemption	5,645	2,750
Other operating expense	2,604	2,449
Total non-interest expense	49,128	47,871
Income before income tax expense	45,885	45,611
Income tax expense	16,887	16,547
Net income	28,998	29,064
Less: net income attributable to noncontrolling interest	151	151
Net income attributable to Cathay General Bancorp	28,847	28,913
Dividends on preferred stock and noncash charge from repayment	(5,184)	(4,117)
Net income attributable to common stockholders	23,663	24,796

Other comprehensive income, net of tax
Unrealized holding gain arising during the period	26,659	5,479
Less: reclassification adjustments included in net income	3,647	1,284
Total other comprehensive gain, net of tax	23,012	4,195
Total comprehensive income	$51,859	$33,108

Net income per common share:
Basic	$0.30	$0.32
Diluted	$0.30	$0.32
Cash dividends paid per common share	$0.01	$0.01
Average common shares outstanding
Basic	78,795,564	78,678,645
Diluted	78,815,141	78,690,132

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31
	2013	2012
	(In thousands)
Cash Flows from Operating Activities
Net income	$28,998	$29,064
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Credit for loan losses	-	(4,000)
Provision/(credit) for losses on other real estate owned	(37)	2,740
Deferred tax liability	6,227	2,356
Depreciation	1,527	1,471
Net losses on sale and transfer of other real estate owned	44	712
Net gains on sale of loans	(567)	(278)
Proceeds from sales of loans	23,672	25,140
Originations of loans held-for-sale	(23,105)	(24,836)
Net change in trading securities	(55)	(99,930)
Write-downs on venture capital investments	92	137
Gain on sales and calls of securities	(6,292)	(2,215)
Amortization/accretion of security premiums/discounts, net	1,114	1,314
Amortization of other intangible assets	1,428	1,491
Excess tax short-fall from share-based payment arrangements	69	565
Stock based compensation and stock issued to officers as compensation	1,037	546
Net change in accrued interest receivable and other assets	4,081	38,156
Net change in other liabilities	1,612	1,527
Net cash provided by/(used in) operating activities	39,845	(26,040)

Cash Flows from Investing Activities
Decrease in short-term investments	196,189	19,900
Increase in securities purchased under agreements to resell	-	(50,000)
Purchase of investment securities available-for-sale	(508,865)	(424,637)
Proceeds from sale of investment securities available-for-sale	320,234	148,134
Proceeds from repayments, maturities and calls of investment securities available-for-sale	57,495	226,173
Proceeds from repayments, maturities and calls of investment securities held-to-maturity	50,973	67,979
Redemptions of Federal Home Loan Bank stock	4,142	2,533
Net decrease in loans	61,833	131,822
Purchase of premises and equipment	(1,014)	(905)
Proceeds from sale of other real estate owned	1,351	10,186
Net increase in investment in affordable housing	(1,614)	(4,902)
Net cash provided by investing activities	180,724	126,283

Cash Flows from Financing Activities

Net increase in deposits	42,362	130,717
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(100,000)	-
Advances from Federal Home Loan Bank	298,020	260,000
Repayment of Federal Home Loan Bank borrowings	(317,500)	(485,000)
Cash dividends paid	(3,828)	(4,012)
Redemption of series B preferred stock	(129,000)	-
Repayment of other borrowings	-	(879)
Proceeds from shares issued under Dividend Reinvestment Plan	62	67
Proceeds from exercise of stock options	-	647
Excess tax short-fall from share-based payment arrangements	(69)	(565)
Net cash used in financing activities	(209,953)	(99,025)

Increase in cash and cash equivalents	10,616	1,218
Cash and cash equivalents, beginning of the period	144,909	117,888
Cash and cash equivalents, end of the period	$155,525	$119,106

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$22,827	$30,699
Income taxes paid/(refund)	$8,562	$(20,424)
Non-cash investing and financing activities:
Net change in unrealized holding gain on securities available-for-sale, net of tax	$23,012	$4,195
Transfers investment securities to available-for-sale from held-to-maturity	$722,466	$-
Transfers to other real estate owned from loans held for investment	$366	$8,338
Loans transferred from held for investment to held for sale, net	$-	$15,986
Loans to facilitate the sale of other real estate owned	$75	$-

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, the “Company”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc.  The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities.  The Bank was founded in 1962 and offers a wide range of financial services.  As of March 31, 2013, the Bank operated twenty branches in Southern California, eleven branches in Northern California, eight branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Hong Kong, and a representative office in Shanghai and in Taipei.  Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

3. Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standard Board (“FASB”) issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  ASU No. 2013-01 clarifies that the scope of Update 2011-11 applies to derivatives, repurchase agreements, and securities lending transactions to the extent that they are either offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement.  ASU 2013-01 became effective for interim and annual periods beginning on or after January 1, 2013.  Adoption of ASU 2013-01 did not have a significant impact on the Company’s consolidated financial statements. See Note 15 to the Company’s consolidated financial statements for the disclosure of adoption of ASU 2013-01.

In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-02 amends Topic 220, “Comprehensive Income,” to improve the reporting of reclassification out of accumulated other comprehensive income.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified and to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  ASU 2013-02 became effective prospectively for reporting periods beginning after December 15, 2012.  Adoption of ASU 2013-02 did not have a significant impact on the Company’s consolidated financial statements.  See Note 15 to the Company’s consolidated financial statements for the disclosure of adoption of ASU 2013-02.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share.   The following table sets forth earnings per common share calculations:

	Three months ended March 31,
(Dollars in thousands, except share and per share data)	2013	2012
Net income attributable to Cathay General Bancorp	$28,847	$28,913
Dividends on preferred stock and noncash charge from repayment	(5,184)	(4,117)
Net income available to common stockholders	$23,663	$24,796

Weighted-average shares:
Basic weighted-average number of common shares outstanding	78,795,564	78,678,645
Dilutive effect of weighted-average outstanding common share equivalents
Stock options	19,577	11,487
Diluted weighted-average number of common shares outstanding	78,815,141	78,690,132

Average stock options and warrants with anti-dilutive effect	5,630,813	6,227,224
Earnings per common share:
Basic	$0.30	$0.32
Diluted	$0.30	$0.32

5. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of March 31, 2013, the only options granted by the Company were non-statutory stock options to selected Bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant.  Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008.  If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards.  There were no options granted during the first quarter of 2013 or during 2012.

Option compensation expense totaled $129,000 for the three months ended March 31, 2013, and $194,000 for the three months ended March 31, 2012.  Stock-based compensation is recognized ratably over the requisite service period for all awards.  All unrecognized stock-based compensation expense was fully recognized as of March 31, 2013.

No stock options were exercised in the first quarter of 2013 compared to 39,784 shares issued on the exercise of stock options in the first quarter of 2012.  Cash received totaled $647,000 and the aggregate intrinsic value totaled $34,000 from the exercise of stock options during the three months ended March 31, 2012.  The table below summarizes stock option activity for the periods indicated:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)

Balance, December 31, 2012	3,996,630	$29.45	2.2	$-
Exercised	-	-
Forfeited	(339,340)	20.45
Balance, March 31, 2013	3,657,290	$30.28	2.2	$-
Exercisable, March 31, 2013	3,657,290	$30.28	2.2	$-

At March 31, 2013, 2,674,892 shares were available under the Company’s 2005 Incentive Plan for future grants.

The Company granted restricted stock units for 125,133 shares at an average closing price of $18.24 per share in 2012 and for 147,661 shares at an average closing price of $14.78 in 2011. The Company granted restricted stock units for 14,416 shares on March 14, 2013, at the closing price of $20.57.  The restricted stock units granted in 2011, 2012, and 2013 are scheduled to vest two years from grant date.

The following table presents information relating to the restricted stock units as of March 31, 2013:

Units
Balance at December 31, 2012	256,616
Granted	14,416
Forfeited	-
Vested	(62,657)
Balance at March 31, 2013	208,375

The compensation expense related to the restricted stock units was $609,000 for the three months ended March 31, 2013, compared to $353,000 for the three months ended March 31, 2012.   Unrecognized stock-based compensation expense related to restricted stock units was $2.4 million at March 31, 2013, and is expected to be recognized over the next 1.5 years.

The following table summarizes the tax short-fall from share-based payment arrangements:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Short-fall of tax deductions in excess of grant-date fair value	$(69)	$(565)
Benefit of tax deductions on grant-date fair value	596	663
Total benefit of tax deductions	$527	$98

6. Investment  Securities

Investment securities were $2.2 billion at March 31, 2013, compared to $2.1 billion at December 31, 2012.  During the first quarter of 2013, due to the ongoing discussions regarding corporate income tax rates which could have a negative impact on the after-tax yields and fair values of the Company’s portfolio of municipal securities, the Company determined it may sell such securities in response to market conditions. As a result, the Company reclassified its municipal securities from securities held-to-maturity to securities available-for-sale.  Concurrent with this reclassification, the Company also reclassified all other securities held-to-maturity, which together with the municipal securities had an amortized cost on the date of transfer of $722.5 million, to securities available-for-sale. At the reclassification date, a net unrealized gain was recorded in other comprehensive income for these securities totaling $40.5 million.

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of March 31, 2013, and December 31, 2012:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$359,880	$234	$-	$360,114
State and municipal securities	59,805	3,653	-	63,458
Mortgage-backed securities	1,449,816	42,335	1,553	1,490,598
Collateralized mortgage obligations	8,631	369	54	8,946
Asset-backed securities	136	-	4	132
Corporate debt securities	264,949	657	9,149	256,457
Mutual funds	6,000	48	13	6,035
Preferred stock of government sponsored entities	569	3,987	-	4,556
Total securities available-for-sale	$2,149,786	$51,283	$10,773	$2,190,296
Total investment securities	$2,149,786	$51,283	$10,773	$2,190,296

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
State and municipal securities	$129,037	$9,268	$-	$138,305
Mortgage-backed securities	634,757	40,801	-	675,558
Corporate debt securities	9,974	69	-	10,043
Total securities held-to-maturity	$773,768	$50,138	$-	$823,906

Securities Available-for-Sale
U.S. treasury securities	$509,748	$228	$5	$509,971
Mortgage-backed securities	404,505	12,194	5	416,694
Collateralized mortgage obligations	9,772	430	34	10,168
Asset-backed securities	145	-	4	141
Corporate debt securities	349,973	106	14,102	335,977
Mutual funds	6,000	79	-	6,079
Preferred stock of government sponsored entities	569	1,766	-	2,335
Trust preferred securities	9,964	151	-	10,115
Total securities available-for-sale	$1,290,676	$14,954	$14,150	$1,291,480
Total investment securities	$2,064,444	$65,092	$14,150	$2,115,386

The amortized cost and fair value of investment securities at March 31, 2013, by contractual maturities, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities available-for-sale
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$299,974	$300,139
Due after one year through five years	186,517	184,546
Due after five years through ten years	222,033	221,132
Due after ten years (1)	1,441,262	1,484,479

Total	$2,149,786	$2,190,296

(1) Equity securities are reported in this category

Proceeds from sales of mortgage-backed securities were zero and repayments, maturities and calls of mortgage-backed securities were $98.4 million during the first quarter of 2013 compared to proceeds from sales of $117.6 million and repayments, maturities, and calls of $94.2 million during the same quarter a year ago.  Proceeds from sales of other investment securities were $320.2 million during the first quarter of 2013 compared to $30.6 million during the same quarter a year ago.  Proceeds from maturity and calls of investment securities were $10.1 million during the first quarter of 2013 compared to $200.0 million during the same quarter a year ago.  Gains of $6.3 million and no losses of  were realized on sales and calls of investment securities during the first quarter of 2013 compared to gains of $2.8 million  and losses of $595,000 realized for the same quarter a year ago.

The Company's unrealized loss on investments in corporate bonds relates to 27 issues of investments in bonds of financial institutions, all of which were investment grade at the date of acquisition and as of March 31, 2013.  The unrealized losses were primarily caused by the widening of credit spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that these bonds would not be settled at a price less than the amortized cost of the investment. Because the Company does not intend to sell and would not be required to sell these investments until a recovery of fair value, which may be at maturity, it does not consider its investments in these corporate bonds to be other-than-temporarily impaired at March 31, 2013.

The temporarily impaired securities represent 24.2% of the fair value of investment securities as of March 31, 2013.  Unrealized losses for securities with unrealized losses for less than twelve months represent 0.5%, and securities with unrealized losses for twelve months or more represent 4.4%, of the historical cost of these securities.  Unrealized losses on these securities generally resulted from increases in interest rate spreads subsequent to the date that these securities were purchased.

At March 31, 2013, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our condensed consolidated statements of operations.  The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The table below shows the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of March 31, 2013, and December 31, 2012:

	March 31, 2013
	Temporarily impaired securities

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Securities Available-for-Sale
Mortgage-backed securities	$321,604	$1,551	$163	$1	$321,767	$1,552
Mortgage-backed securities-Non-agency	-	-	96	1	96	1
Collateralized mortgage obligations	-	-	417	54	417	54
Asset-backed securities	-	-	132	4	132	4
Corporate debt securities	9,855	145	195,996	9,004	205,851	9,149
Mutual funds	1,987	13	-	-	1,987	13
Total securities available-for-sale	$333,446	$1,709	$196,804	$9,064	$530,250	$10,773
Total investment securities	$333,446	$1,709	$196,804	$9,064	$530,250	$10,773

	December 31, 2012
	Temporarily Impaired Securities

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Securities Held-to-Maturity

Total securities held-to-maturity	$-	$-	$-	$-	$-	$-
Securities Available-for-Sale
U.S. treasury securities	$49,969	$5	$-	$-	$49,969	$5
Mortgage-backed securities	231	1	170	1	401	2
Mortgage-backed securities-Non-agency	-	-	96	2	96	2
Collateralized mortgage obligations	-	-	439	35	439	35
Asset-backed securities	-	-	141	4	141	4
Corporate debt securities	52,468	2,532	253,430	11,570	305,898	14,102
Total securities available-for-sale	$102,668	$2,538	$254,276	$11,612	$356,944	$14,150
Total investment securities	$102,668	$2,538	$254,276	$11,612	$356,944	$14,150

Investment securities having a carrying value of $1.36 billion at March 31, 2013, and $1.45 billion at December 31, 2012, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, interest rate swaps, and foreign exchange transactions.

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

The components of loans in the condensed consolidated balance sheets as of March 31, 2013, and December 31, 2012, were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Type of Loans:
Commercial loans	$2,031,789	$2,127,107
Residential mortgage loans	1,183,460	1,146,230
Commercial mortgage loans	3,759,580	3,768,452
Equity lines	191,462	193,852
Real estate construction loans	184,067	180,950
Installment and other loans	13,982	12,556
Gross loans	7,364,340	7,429,147
Less:
Allowance for loan losses	(178,692)	(183,322)
Unamortized deferred loan fees	(10,186)	(10,238)
Total loans, net	$7,175,462	$7,235,587

At March 31, 2013, recorded investment in impaired loans totaled $230.5 million and was comprised of non-accrual loans of $100.3 million, and accruing troubled debt restructured (“TDR”) loans of $130.2 million.  At December 31, 2012, recorded investment in impaired loans totaled $248.6 million and was comprised of non-accrual loans of $103.9 million and accruing TDR’s of $144.7 million.  For impaired loans, the amounts previously charged off represent 22.1% at March 31, 2013, and 23.2% at December 31, 2012, of the contractual balances for impaired loans.  The following table presents the average balance and interest income recognized related to impaired loans for the periods  indicated:

	Impaired Loans
	Average Recorded Investment		Interest Income Recognized
	Three months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
	(In thousands)
Commercial loans	$22,126	$45,142	$183	$257
Real estate construction loans	42,068	66,455	66	176
Commercial mortgage loans	162,257	184,867	1,562	1,088
Residential mortgage and equity lines	17,797	17,715	84	40
Total	$244,248	$314,179	$1,895	$1,561

The following table presents impaired loans and the related allowance for credit losses as of the dates indicated:

	Impaired Loans
	March 31, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$14,437	$12,294	$-	$29,359	$18,963	$-
Real estate construction loans	9,304	7,277	-	9,304	7,277	-
Commercial mortgage loans	153,872	120,563	-	189,871	152,957	-
Residential mortgage and equity lines	3,643	3,633	-	4,303	4,229	-
Subtotal	$181,256	$143,767	$-	$232,837	$183,426	$-
With allocated allowance
Commercial loans	$11,854	$7,180	$1,717	$7,804	$4,959	$1,467
Real estate construction loans	54,657	34,795	8,080	54,718	34,856	8,158
Commercial mortgage loans	31,407	30,187	6,242	14,163	12,928	1,336
Residential mortgage and equity lines	16,704	14,615	1,318	14,264	12,428	1,222
Subtotal	$114,622	$86,777	$17,357	$90,949	$65,171	$12,183
Total impaired loans	$295,878	$230,544	$17,357	$323,786	$248,597	$12,183

The following table presents the aging of the loan portfolio by type as of March 31, 2013, and as of December 31, 2012:

	March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$15,766	$-	$333	$13,192	$29,291	$2,002,498	$2,031,789
Real estate construction loans	634	-	-	36,237	36,871	147,196	184,067
Commercial mortgage loans	56,343	4,133	467	39,221	100,164	3,659,416	3,759,580
Residential mortgage loans	11,189	1,134	-	11,679	24,002	1,350,920	1,374,922
Installment and other loans	-	-	-	-	-	13,982	13,982
Total loans	$83,932	$5,267	$800	$100,329	$190,328	$7,174,012	$7,364,340

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$16,832	$1,610	$630	$19,958	$39,030	$2,088,077	$2,127,107
Real estate construction loans	-	1,471	-	36,299	37,770	143,180	180,950
Commercial mortgage loans	21,570	3,627	-	35,704	60,901	3,707,551	3,768,452
Residential mortgage loans	5,324	1,972	-	11,941	19,237	1,320,845	1,340,082
Installment and other loans	-	-	-	-	-	12,556	12,556
Total loans	$43,726	$8,680	$630	$103,902	$156,938	$7,272,209	$7,429,147

The determination of the amount of the allowance for credit losses for impaired loans is based on management’s current judgment about the credit quality of the loan portfolio and takes into consideration known relevant internal and external factors that affect collectibility when determining the appropriate level for the allowance for credit losses.   The nature of the process by which the Bank determines the appropriate allowance for credit losses requires the exercise of considerable judgment.   This allowance evaluation process is also applied to troubled debt restructurings since they are  considered  to be impaired loans.

A troubled debt restructuring (“TDR”) is a formal modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower.  The concessions may be granted in various forms, including a change in the stated interest rate, a reduction in the loan balance or accrued interest, or an extension of the maturity date that causes significant delay in payment.

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

At March 31, 2013, accruing TDRs were $130.2 million and non-accrual TDRs were $49.9 million compared to accruing TDRs of $144.7 million and non-accrual TDRs of $47.7 million at December 31, 2012.  The Company allocated specific reserves of $4.7 million to accruing TDRs and $7.6 million to non-accrual TDRs at March 31, 2013, and $1.1 million to accruing TDRs and $7.8 million to non-accrual TDRs at December 31, 2012.  The following table presents TDRs that were modified during the first quarter of 2013 and 2012, their specific reserve at March 31, 2013, and charge-offs during the first quarters of 2013 and 2012:
`
	Three months ended March 31, 2013				March 31, 2013
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	4	4,007	4,007	$-	$61
Commercial mortgage loans	2	1,175	1,175	-	10
Residential mortgage and equity lines	6	1,696	1,696	-	265
Total	12	$6,878	$6,878	$-	$336

	Three months ended March 31, 2012				March 31, 2012
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	5	$1,988	$1,988	$-	$68
Commercial mortgage loans	9	26,693	23,375	3,318	268
Residential mortgage and equity lines	2	1,587	1,587	-	-
Total	16	$30,268	$26,950	$3,318	$336

Modifications of the loan terms during the first quarter of 2013 were in the form of changes in the stated interest rate, and in payment terms to interest only from principal and interest, multiple note structure, and shortening of the maturity date.  The length of time for which modifications involving a reduction of the stated interest rate were documented ranged from six months to twelve months from the modification date.  Modifications involving a shortening of the maturity date were for periods up to three years from the modification date, adjusted from longer term original maturity dates of over 25 years.

We expect that the TDR loans on accruing status as of March 31, 2013, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  A summary of TDRs by type of concession, and by type of loan as of March 31, 2013, and December 31, 2012, is shown below:

	March 31, 2013
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
		(In thousands)
Commercial loans	$491	$2,994	$2,797	$6,282
Real estate construction loans	-	-	5,834	5,834
Commercial mortgage loans	27,565	16,153	67,812	111,530
Residential mortgage loans	1,455	1,604	3,510	6,569
Total accruing TDRs	$29,511	$20,751	$79,953	$130,215

	March 31, 2013
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$2,425	$-	$1,475	$-	$3,900
Real estate construction loans	-	16,577	9,449	-	-	26,026
Commercial mortgage loans	1,606	2,777	5,067	-	7,088	16,538
Residential mortgage loans	267	2,146	295	-	706	3,414
Total non-accrual TDRs	$1,873	$23,925	$14,811	$1,475	$7,794	$49,878

	December 31, 2012
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
		(In thousands)
Commercial loans	$531	$3,020	$-	$413	$3,964
Real estate construction loans	-	-	-	5,834	5,834
Commercial mortgage loans	27,003	16,656	739	85,783	130,181
Residential mortgage loans	1,461	1,024	-	2,231	4,716
Total accruing TDRs	$28,995	$20,700	$739	$94,261	$144,695

	December 31, 2012
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$912	$-	$1,518	$-	$2,430
Real estate construction loans	-	16,767	9,579	-	-	26,346
Commercial mortgage loans	1,685	2,817	5,746	-	5,076	15,324
Residential mortgage loans	275	2,010	586	-	760	3,631
Total non-accrual TDRs	$1,960	$22,506	$15,911	$1,518	$5,836	$47,731

The activity within our TDR loans for the periods indicated are shown below:

	Three months ended March 31,
Accruing TDRs	2013	2012
	(In thousands)
Beginning balance	$144,695	$120,016
New restructurings	4,816	21,712
Restructured loans restored to accrual status	630	2,853
Payments	(17,892)	(1,348)
Restructured loans placed on nonaccrual	(2,034)	-
Ending balance	$130,215	$143,233

	Three months ended March 31,
Non-accrual TDRs	2013	2012
	(In thousands)
Beginning balance	$47,731	$50,870
New restructurings	2,062	5,238
Restructured loans placed on nonaccrual	2,034	-
Charge-offs	(679)	(4,018)
Payments	(640)	(27,694)
Restructured loans restored to accrual status	(630)	(2,853)

Ending balance	$49,878	$21,543

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  One land loan of $2.0 million and two commercial loans of $111,000 were modified as TDRs within the previous twelve months and subsequently defaulted as of March 31, 2013, for the three months ended March 31, 2013.  Collectively, these three TDRs did not incur any charge-offs within the twelve months ended March 31, 2013.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of March 31, 2013, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

As part of the on-going monitoring of the credit quality of our loan portfolio, the Company utilizes a risk grading matrix to assign a risk grade to each loan.  The risk rating categories can be generally described by the following grouping for non-homogeneous loans:

●	Pass/Watch – These loans range from minimal credit risk to lower than average, but still acceptable, credit risk.

●	Special Mention – Borrower is fundamentally sound and loan is currently protected but adverse trends are apparent that, if not corrected, may affect ability to repay. Primary source of loan repayment remains viable but there is increasing reliance on collateral or guarantor support.

●	Substandard – These loans are inadequately protected by current sound net worth, paying capacity or pledged collateral. Well-defined weaknesses exist that could jeopardize repayment of debt. Loss may not be imminent, but if weaknesses are not corrected, there is a good possibility of some loss.

●	Doubtful – The possibility of loss is extremely high, but due to identifiable and important pending events (which may strengthen the loan) a loss classification is deferred until the situation is better defined.

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following table presents loan portfolio by risk rating as of March 31, 2013, and as of December 31, 2012:

	March 31, 2013
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$1,870,832	$72,872	$82,957	$5,128	$2,031,789
Real estate construction loans	120,395	17,692	37,212	8,768	184,067
Commercial mortgage loans	3,360,744	148,987	249,608	241	3,759,580
Residential mortgage and equity lines	1,358,500	1,915	14,106	401	1,374,922
Installment and other loans	13,982	-	-	-	13,982

Total gross loans	$6,724,453	$241,466	$383,883	$14,538	$7,364,340

	December 31, 2012
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$1,944,989	$76,776	$94,077	$11,265	$2,127,107
Real estate construction loans	109,269	18,000	45,171	8,510	180,950
Commercial mortgage loans	3,344,783	162,455	261,214	-	3,768,452
Residential mortgage and equity lines	1,322,768	816	16,084	414	1,340,082
Installment and other loans	12,556	-	-	-	12,556

Total gross loans	$6,734,365	$258,047	$416,546	$20,189	$7,429,147

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of March 31, 2013, and as of December 31, 2012.

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage Loans and Equity Lines	Installment and Other Loans	Total
	(In thousands)
March 31, 2013
Loans individually evaluated for impairment
Allowance	$1,717	$8,080	$6,242	$1,318	$-	$17,357
Balance	$19,474	$42,071	$150,750	$18,249	$-	$230,544

Loans collectively evaluated for impairment
Allowance	$59,339	$12,617	$78,574	$10,773	$32	$161,335
Balance	$2,012,315	$141,996	$3,608,830	$1,356,673	$13,982	$7,133,796

Total allowance	$61,056	$20,697	$84,816	$12,091	$32	$178,692
Total balance	$2,031,789	$184,067	$3,759,580	$1,374,922	$13,982	$7,364,340

December 31, 2012
Loans individually evaluated for impairment
Allowance	$1,467	$8,158	$1,336	$1,222	$-	$12,183
Balance	$23,922	$42,133	$165,885	$16,657	$-	$248,597

Loans collectively evaluated for impairment
Allowance	$64,634	$14,859	$81,137	$10,481	$28	$171,139
Balance	$2,103,185	$138,817	$3,602,567	$1,323,425	$12,556	$7,180,550

Total allowance	$66,101	$23,017	$82,473	$11,703	$28	$183,322
Total balance	$2,127,107	$180,950	$3,768,452	$1,340,082	$12,556	$7,429,147

The following table details activity in the allowance for loan losses by portfolio segment for the three  months ended March 31, 2013, and March 31, 2012.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage and Equity Lines	Installment and Other Loans	Total
	(In thousands)

2013 Beginning Balance	$66,101	$23,017	$82,473	$11,703	$28	$183,322
Provision/(credit) for possible credit losses	(3,310)	(2,399)	2,968	795	4	(1,942)
Charge-offs	(2,690)	-	(990)	(410)	-	(4,090)
Recoveries	955	79	365	3	-	1,402
Net (charge-offs)/recoveries	(1,735)	79	(625)	(407)	-	(2,688)

March 31, 2013 Ending Balance	$61,056	$20,697	$84,816	$12,091	$32	$178,692
Reserve for impaired loans	$1,717	$8,080	$6,242	$1,318	$-	$17,357
Reserve for non-impaired loans	$59,339	$12,617	$78,574	$10,773	$32	$161,335
Reserve for off-balance sheet credit commitments	$837	$311	$2,122	$33	$2	$3,305

2012 Beginning Balance	$65,658	$21,749	$108,021	$10,795	$57	$206,280

Provision/(credit) for possible credit losses	(1,041)	(6,439)	4,318	(260)	15	(3,407)

Charge-offs	(4,959)	(875)	(8,222)	(779)	(25)	(14,860)
Recoveries	746	3,557	2,058	366	3	6,730
Net (charge-offs)/recoveries	(4,213)	2,682	(6,164)	(413)	(22)	(8,130)

March 31, 2012 Ending Balance	$60,404	$17,992	$106,175	$10,122	$50	$194,743
Reserve for impaired loans	$1,272	$-	$2,529	$1,806	$-	$5,607
Reserve for non-impaired loans	$59,119	$17,993	$103,657	$8,317	$50	$189,136
Reserve for off-balance sheet credit commitments	$720	$635	$84	$34	$2	$1,475

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

9. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.15 billion with a weighted average rate of 3.78% at March 31, 2013, compared to $1.3 billion with a weighted average rate of 3.84% at December 31, 2012.  In 2012, the Company modified $200.0 million of securities sold under agreements to repurchase by extending the term by an additional four years on average, reducing the rate by an average of 168 basis points and removing the callable feature.  In 2012, the Company prepaid securities sold under agreements to repurchase totaling $150 million with a weighted average rate of 4.43% and incurred prepayment penalties of $9.4 million.  In the first quarter of 2013, the Company prepaid securities sold under agreements to repurchase totaling $100 million with a weighted average rate of 4.61% and incurred prepayment penalties of $5.6 million. Five floating-to-fixed rate agreements totaling $300.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 200 basis points to three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.78% to 5.07%.  After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months.  For the remaining term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.79% and minimum rate of 0.0%.  After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter.  The table below provides summary data for the $950 million of callable securities sold under agreements to repurchase as of March 31, 2013:

(Dollars in millions)	Fixed-to-floating						Floating-to-fixed		Total
Rate type	Float Rate						Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.79%	3.53%	3.50%	3.50%	3.53%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	1	4	3	1	1	1	4	18
Amount	$150.0	$50.0	$200.0	$150.0	$50.0	$50.0	$100.0	$200.0	$950.0
Weighted average rate	3.78%	3.53%	3.50%	3.50%	3.53%	3.25%	4.78%	5.00%	3.98%
Final maturity	2014	2014	2014	2015	2015	2015	2014	2017

The table below provides summary data for non-callable fixed rate securities sold under agreements to repurchase as of March 31, 2013:

Maturity	No. of Agreements	Amount (In thousands)	Weighted Average Interest Rate
3 years to 5 years	2	$100,000	2.71%
Over 5 years	2	100,000	2.86%
Total	4	$200,000	2.78%

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary.  The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.3 billion as of March 31, 2013, and $1.4 billion as of December 31, 2012.

10. Income Taxes

Income tax expense totaled $16.9 million, or an effective tax rate of 36.9%, for the first quarter of 2013, compared to an income tax expense of $16.5 million, or an effective tax rate of 36.4%, for the same period a year ago.  The effective tax rate includes the impact of the utilization of low income housing tax credits and recognition of other tax credits for both years.

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

The valuation techniques for the assets and liabilities valued on a nonrecurring basis are as follows:

Impaired Loans. The Company does not record loans at fair value on a recurring basis.  However, from time to time, nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on either the current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value reported on older appraisals that are then adjusted based on recent market trends, a Level 3 measurement.

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

Other Real Estate Owned. Real estate acquired in the settlement of loans is initially recorded at fair value based on the appraised value of the property on the date of transfer, less estimated costs to sell, a Level 2 measurement.  From time to time, nonrecurring fair value adjustments are made to other real estate owned based on the current updated appraised value of the property, also a Level 2 measurement, or management’s judgment and estimation of value reported on older appraisals that are then adjusted based on recent market trends, a Level 3 measurement.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2013, and December 31, 2012:

March 31, 2013	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$360,114	$-	$-	$360,114
State and municipal securities	-	63,458	-	63,458
Mortgage-backed securities	-	1,490,598	-	1,490,598
Collateralized mortgage obligations	-	8,946	-	8,946
Asset-backed securities	-	132	-	132
Corporate debt securities	-	256,457	-	256,457
Mutual funds	6,035	-	-	6,035
Preferred stock of government sponsored entities	-	4,556	-	4,556
Total securities available-for-sale	366,149	1,824,147	-	2,190,296
Trading securities	-	4,758	-	4,758
Warrants	-	-	98	98
Option contracts	-	8	-	8
Foreign exchange contracts	-	2,987	-	2,987
Total assets	$366,149	$1,831,900	$98	$2,198,147

Liabilities

Option contracts	$-	$2	$-	$2
Foreign exchange contracts	-	1,850	-	1,850
Total liabilities	$-	$1,852	$-	$1,852

December 31, 2012	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$509,971	$-	$-	$509,971
Mortgage-backed securities	-	416,694	-	416,694
Collateralized mortgage obligations	-	10,168	-	10,168
Asset-backed securities	-	141	-	141
Corporate debt securities	-	335,977	-	335,977
Mutual funds	6,079	-	-	6,079
Preferred stock of government sponsored entities	-	2,335	-	2,335
Trust preferred securities	10,115	-	-	10,115
Other equity securities	-	-	-	-
Total securities available-for-sale	526,165	765,315	-	1,291,480
Trading securities	-	4,703	-	4,703
Warrants	-	-	104	104
Option contracts	-	-	-	-
Foreign exchange contracts	-	2,924	-	2,924
Total assets	$526,165	$772,942	$104	$1,299,211

Liabilities

Option contracts	$-	$2	$-	$2
Foreign exchange contracts	-	1,586	-	1,586
Total liabilities	$-	$1,588	$-	$1,588

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs.  The fair value of warrants was $98,000 at March 31, 2013, compared to $104,000 at December 31, 2012.  The fair value adjustment of warrants was included in other operating income in the first quarter of 2013.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at March 31, 2013, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2013, and December 31, 2012, and the total losses/(gains) for the periods indicated:

	March 31, 2013				Total Losses/(gains)
	Fair Value Measurements Using			Total at	Three months ended
	Level 1	Level 2	Level 3	Fair Value	March 31, 2013	March 31, 2012
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$5,463	$5,463	$463	$859
Commercial mortgage loans	-	-	23,736	23,736	41	-
Construction- residential	-	-	500	500	-	-
Construction- other	-	-	46,162	46,162	-	-
Real estate loans	-	-	-	-	-	1,357
Residential mortgage and equity lines	-	-	13,299	13,299	189	526
Land loans	-	-	208	208	48	-
Total impaired loans	-	-	89,368	89,368	741	2,742
Other real estate owned (1)	-	24,892	4,515	29,407	(66)	2,824
Investments in venture capital	-	-	9,026	9,026	92	137
Equity investments	142	-	-	142	-	-
Total assets	$142	$24,892	$102,909	$127,943	$767	$5,703

 (1) Other real estate owned balance of $45.3 million in the consolidated balance sheet is net of estimated disposal costs.

	December 31, 2012				Total Losses
	Fair Value Measurements Using			Total at	Twelve months ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2012	December 31, 2011
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$3,492	$3,492	$-	$877
Commercial mortgage loans	-	-	11,295	11,295	440	-
Construction- residential	-	-	500	500	-	-
Construction- other	-	-	46,153	46,153	65	-
Residential mortgage and equity lines	-	-	11,206	11,206	605	820
Land loans	-	-	297	297	162	46
Total impaired loans	-	-	72,943	72,943	1,272	1,743
Other real estate owned (1)	-	27,149	4,841	31,990	10,904	7,003
Investments in venture capital	-	-	9,001	9,001	309	379
Equity investments	142	-	-	142	181	200
Total assets	$142	$27,149	$86,785	$114,076	$12,666	$9,325

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

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are the expected life of warrant ranging from 1 to 4 years, risk-free interest rate from 0.25% to 0.56%, and stock volatility from 12.6% to 17.4%.

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

Fair value was estimated in accordance with ASC Topic 825, formerly SFAS 107.  Fair value estimates were made at specific points in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates were subjective in nature and involved uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  The following table presents the estimated fair value of financial instruments as of March 31, 2013, and as of December 31, 2012:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$155,525	$155,525	$144,909	$144,909
Short-term investments	215,794	215,794	411,983	411,983
Securities held-to-maturity	-	-	773,768	823,906
Securities available-for-sale	2,190,296	2,190,296	1,291,480	1,291,480
Trading securities	4,758	4,758	4,703	4,703
Loans, net	7,175,462	7,119,348	7,235,587	7,169,732
Investment in Federal Home Loan Bank stock	37,130	37,130	41,272	41,272
Warrants	98	98	104	104
	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	$1,113	$8	$105	$-
Foreign exchange contracts	211,674	2,987	188,145	2,924

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Deposits	$7,425,674	$7,431,517	$7,383,225	$7,389,015
Securities sold under agreements to repurchase	1,150,000	1,244,735	1,250,000	1,361,585
Advances from Federal Home Loan Bank	126,200	126,962	146,200	146,789
Other borrowings	19,232	16,232	18,713	14,573
Long-term debt	171,136	101,715	171,136	98,392
	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	$465	$2	$104	$2
Foreign exchange contracts	165,603	1,850	133,669	1,586

	Notional Amount	Fair Value	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,762,592	$(1,867)	$1,740,463	$(1,875)
Standby letters of credit	45,814	(173)	44,672	(204)
Other letters of credit	57,750	(33)	71,073	(34)
Bill of lading guarantees	128	-	77	-

The following table presents the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already on the consolidated balance sheets at fair value as of March 31, 2013, and December 31, 2012.

	March 31, 2013
	Estimated Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$155,525	$155,525	$-	$-
Short-term investments	215,794	215,794	-	-
Securities available-for-sale	2,190,296	366,149	1,824,147	-
Trading securities	4,758	-	4,758	-
Loans, net	7,119,348	-	-	7,119,348
Investment in Federal Home Loan Bank stock	37,130	-	37,130	-
Warrants	98	-	-	98
Financial Liabilities
Deposits	7,431,517	-	-	7,431,517
Securities sold under agreements to repurchase	1,244,735	-	1,244,735	-
Advances from Federal Home Loan Bank	126,962	-	126,962	-
Other borrowings	16,232	-	-	16,232
Long-term debt	101,715	-	101,715	-

	December 31, 2012
	Estimated Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$144,909	$144,909	$-	$-
Short-term investments	411,983	411,983	-	-
Securities held-to-maturity	823,906	-	823,906	-
Securities available-for-sale	1,291,480	526,165	765,315	-
Trading securities	4,703	-	4,703	-
Loans, net	7,169,732	-	-	7,169,732
Investment in Federal Home Loan Bank stock	41,272	-	41,272	-
Warrants	104	-	-	104
Financial Liabilities
Deposits	7,389,015	-	-	7,389,015
Securities sold under agreements to repurchase	1,361,585	-	1,361,585	-
Advances from Federal Home Loan Bank	146,789	-	146,789	-
Other borrowings	14,573	-	-	14,573
Long-term debt	98,392	-	98,392	-

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

At March 31, 2013, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

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

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counter parties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.  At March 31, 2013, the notional amount of option contracts totaled $1.6 million with a net positive fair value of $5,700. Spot and forward contracts in the total notional amount of $211.7 million had a positive fair value of $3.0 million at March 31, 2013.  Spot and forward contracts in the total notional amount of $165.6 million had a negative fair value of $1.9 million at March 31, 2013. At December 31, 2012, the notional amount of option contracts totaled $209,000 with a net negative fair value of $2,000. Spot and forward contracts in the total notional amount of $188.1 million had a positive fair value of $2.9 million at December 31, 2012.  Spot and forward contracts in the total notional amount of $133.7 million had a negative fair value of $1.6 million at December 31, 2012.

15. Balance Sheet Offsetting

Certain financial instruments, including resell and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. The Company’s securities sold with agreement to repurchase and derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis.  Nonetheless, the Company does not generally offset such financial instruments for financial reporting purposes.

Financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2013, and December 31, 2012, are presented in the following tables:

				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
March 31, 2013
Securities sold under agreements to repurchase	$1,150,000	-	$1,150,000	-	$(1,150,000)	-

December 31, 2012
Securities sold under agreements to repurchase	$1,250,000	-	$1,250,000	-	$(1,250,000)	-

16. Stockholders’ Equity

Total equity was $1.55 billion at March 31, 2013, a decrease of $79.9 million, or 4.9%, from $1.63 billion at December 31, 2012, primarily due to the redemption on March 20, 2013, of $129 million, or 50%, of the Bancorp’s Series B Preferred Stock issued under the U.S. Treasury's TARP Capital Purchase Program offset by increases of $29.0 million in net income and $23.0 million in other comprehensive income.  A $1.3 million noncash charge associated with the redemption of Series B Preferred Stock was reflected in net income available to common stockholders.

Accumulated other comprehensive income as of March 31, 2013, was all from unrealized gains on securities available-for-sale.  Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months ended March 31, 2013, was as follows:

	Three months ended March 31, 2013
	Pre-tax	Tax expense	Net-of-tax
	(In thousands)
Beginning balance, net of tax			$465
Net unrealized gains arising during the period	$7,947	$3,343	$4,604
Reclassification adjustment for net securities gains included in net income	(6,292)	(2,645)	(3,647)
Net unrealized gains arising from transferring securities held-to-maturity to available-for-sale	38,052	15,997	22,055
Total other comprehensive income	$39,707	$16,695	$23,012
Ending balance, net of tax			$23,477

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is given based on the assumption that the reader has access to and has read the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Management of the Company considers the following to be critical accounting policies:

Accounting for the allowance for credit losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans.  The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described in “Allowance for Credit Losses” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Accounting for investment securities involves significant judgments and assumptions by management, which have a material impact on the carrying value of securities and the recognition of any “other-than-temporary” impairment to our investment securities. The judgments and assumptions used by management are described in “Investment Securities” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Accounting for income taxes involves significant judgments and assumptions by management, which have a material impact on the amount of taxes currently payable and the income tax expense recorded in the financial statements.  The judgments and assumptions used by management are described in “Income Taxes” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Accounting for goodwill and goodwill impairment involves significant judgments and assumptions by management, which have a material impact on the amount of goodwill and noninterest expense recorded in the financial statements.  The judgments and assumptions used by management are described in “Goodwill and Goodwill Impairment” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Accounting for other real estate owned involves significant judgments and assumptions by management, which have a material impact on the value of other real estate owned and noninterest expense recorded in the financial statements.  The judgments and assumptions used by management are described in “Valuation of Other Real Estate Owned” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Highlights

•	Redemption on March 20, 2013, of $129 million, or 50%, of the Bancorp’s Series B Preferred Stock issued under the U.S. Treasury's TARP Capital Purchase Program.
•	Memorandum of Understanding of Cathay General Bancorp lifted by the Federal Reserve Bank of San Francisco effective April 5, 2013.
•	Increase in the net interest margin to 3.35% for the first quarter of 2013 compared to 3.28% for the fourth quarter of 2012.

Quarterly Statement of Operations Review

Net Income

Net income available to common stockholders for the quarter ended March 31, 2013, was $23.7 million, a decrease of $1.1 million, or 4.6%, compared to net income available to common stockholders of $24.8 million for the same quarter a year ago.  Diluted earnings per share available to common stockholders for the quarter ended March 31, 2013, was $0.30 compared to $0.32 for the same quarter a year ago due primarily to the reversal for credit losses in 2012, increases in salaries and employee benefits, increases in costs associated with debt redemption, and the $1.3 million noncash charge associated with the redemption of preferred shares issued to the U.S. Treasury offset by increases in gains on sale of securities and in commissions from wealth management.

Return on average stockholders’ equity was 7.20% and return on average assets was 1.12% for the quarter ended March 31, 2013, compared to a return on average stockholders’ equity of 7.62% and a return on average assets of 1.10% for the same quarter a year ago.

Financial Performance

	Three months ended March 31,
	2013	2012
Net income (in millions)	$28.8	$28.9
Net income available to common stockholders (in millions)	$23.7	$24.8
Basic earnings per common share	$0.30	$0.32
Diluted earnings per common share	$0.30	$0.32
Return on average assets	1.12%	1.10%
Return on average total stockholders' equity	7.20%	7.62%
Efficiency ratio	51.71%	53.50%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses decreased $519,000, or 0.6%, to $80.1 million during the first quarter of 2013 compared to $80.7 million during the same quarter a year ago.  The decrease was due primarily to the decrease in interest income from investment securities and loans offset by the decrease in interest expense from time deposits and securities sold under agreements to repurchase.

The net interest margin, on a fully taxable-equivalent basis, was 3.35% for the first quarter of 2013, compared to 3.28% for the fourth quarter of 2012, and 3.33% for the first quarter of 2012.  The decrease in the interest expense on time deposits and securities sold under agreements to repurchase offset by decrease in earnings on investment securities and loans contributed to the increase in the net interest margin.

For the first quarter of 2013, the yield on average interest-earning assets was 4.26%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities was 1.18%, and the cost of interest bearing deposits was 0.63%.  In comparison, for the first quarter of 2012, the yield on average interest-earning assets was 4.54%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities was 1.51%, and the cost of interest bearing deposits was 0.86%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, increased 5 basis points to 3.08% for the quarter ended March 31, 2013, from 3.03% for the same quarter a year ago, primarily for the reasons discussed above.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the yields and rates paid on those assets and liabilities for the three months ended March 31, 2013, and March 31, 2012.  Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended March 31,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest earning assets:
Commercial loans	$2,073,827	$20,768	4.06%	$1,857,339	$19,366	4.19%
Residential mortgage loans	1,357,346	15,942	4.70	1,183,518	15,030	5.08
Commercial mortgage loans	3,761,187	49,706	5.36	3,701,953	53,412	5.80
Real estate construction loans	181,254	2,387	5.34	235,771	2,802	4.78
Other loans and leases	13,252	37	1.13	19,005	91	1.93
Total loans and leases (1)	7,386,866	88,840	4.88	6,997,586	90,701	5.21
Taxable securities	2,006,091	11,786	2.38	2,323,166	17,723	3.07
Tax-exempt securities (3)	124,182	1,488	4.86	133,094	1,619	4.89
Federal Home Loan Bank stock	41,041	250	2.47	52,627	66	0.50
Interest bearing deposits	196,615	208	0.43	267,157	588	0.88
Federal funds sold & securities purchased under agreements to resell	-	-	-	22,802	5	0.09
Total interest-earning assets	9,754,795	102,572	4.26	9,796,432	110,702	4.54
Non-interest earning assets:
Cash and due from banks	139,378			115,447
Other non-earning assets	763,909			853,392
Total non-interest earning assets	903,287			968,839
Less: Allowance for loan losses	(183,547)			(206,241)
Deferred loan fees	(10,071)			(7,860)
Total assets	$10,464,464			$10,551,170

Interest bearing liabilities:
Interest bearing demand accounts	$600,110	$235	0.16	$465,921	$175	0.15
Money market accounts	1,164,125	1,580	0.55	976,109	1,395	0.57
Savings accounts	466,952	92	0.08	424,198	88	0.08
Time deposits	3,878,847	7,615	0.80	4,395,102	11,798	1.08
Total interest-bearing deposits	6,110,034	9,522	0.63	6,261,330	13,456	0.86

Securities sold under agreements to repurchase	1,197,222	11,393	3.86	1,400,000	14,655	4.21
Other borrowings	48,807	80	0.66	30,117	53	0.71
Long-term debt	171,136	924	2.19	171,136	1,320	3.10
Total interest-bearing liabilities	7,527,199	21,919	1.18	7,862,583	29,484	1.51
Non-interest bearing liabilities:
Demand deposits	1,221,552			1,071,387
Other liabilities	82,940			82,227
Total equity	1,632,773			1,534,973
Total liabilities and equity	$10,464,464			$10,551,170
Net interest spread (4)			3.08%			3.03%
Net interest income (4)		$80,653			$81,218
Net interest margin (4)			3.35%			3.33%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory Federal income tax rate of 35%.
(4)	Net interest spread, net interest income, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)
	Three months ended March 31, 2013-2012 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	4,581	(6,442)	(1,861)
Taxable securities	(2,251)	(3,686)	(5,937)
Tax-exempt securities (2)	(119)	(12)	(131)
Federal Home Loan Bank stock	(18)	202	184
Deposits with other banks	(129)	(251)	(380)
Federal funds sold and securities purchased under agreements to resell	(5)	-	(5)

Total increase/(decrease) in interest income	2,059	(10,189)	(8,130)

Interest-bearing liabilities:
Interest bearing demand accounts	51	9	60
Money market accounts	249	(64)	185
Savings accounts	8	(4)	4
Time deposits	(1,293)	(2,890)	(4,183)
Securities sold under agreements to repurchase	(2,071)	(1,191)	(3,262)
Other borrowed funds	30	(3)	27
Long-term debts	-	(396)	(396)
Total decrease in interest expense	(3,026)	(4,539)	(7,565)
Changes in net interest income	$5,085	$(5,650)	$(565)

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)
The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Provision for Credit Losses

There was no provision for credit losses for the first quarter of 2013 compared to a credit of $4.0 million in the first quarter of 2012.  The provision for credit losses was based on the review of the adequacy of the allowance for loan losses at March 31, 2013.  The provision for credit losses represents the charge against or benefit toward current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio, including unfunded commitments.  The following table summarizes the charge-offs and recoveries for the periods indicated:

	Three months ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Charge-offs:
Commercial loans	$2,690	$3,228	$4,959
Construction loans- residential	-	-	140
Construction loans- other	-	-	735
Real estate loans (1)	1,130	1,265	8,927
Real estate- land loans	270	177	74
Installment and other loans	-	-	25
Total charge-offs	4,090	4,670	14,860
Recoveries:
Commercial loans	955	719	746
Construction loans- residential	46	76	1,899
Construction loans- other	33	452	1,658
Real estate loans (1)	359	2,036	1,631
Real estate- land loans	9	24	793
Installment and other loans	-	-	3
Total recoveries	1,402	3,307	6,730
Net charge-offs	$2,688	$1,363	$8,130

(1) Real estate loans include commercial mortgage loans, residential mortgage loans and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $14.9 million for the first quarter of 2013, an increase of $6.1 million, or 68.5%, compared to $8.8 million for the first quarter of 2012. The increase in non-interest income in the first quarter of 2013 was primarily due to an increase of $4.1 million from gains on sale of securities, an increase of $831,000 in commissions from wealth management, and a decrease of $755,000 from trading security losses.

Non-Interest Expense

Non-interest expense increased $1.2 million, or 2.6%, to $49.1 million in the first quarter of 2013 compared to $47.9 million in the same quarter a year ago.  The efficiency ratio was 51.71% in the first quarter of 2013 compared to 53.50% for the same quarter a year ago.

Prepayment penalties increased $2.8 million to $5.6 million in the first quarter of 2013 compared to $2.8 million in the same quarter a year ago.  The Company prepaid securities sold under agreements to repurchase of $100.0 million in the first quarter of 2013 and prepaid $100.0 million of FHLB advances in the first quarter of 2012.  Salaries and employee benefits increased $3.0 million, or 15.0%, in the first quarter of 2013 compared to the same quarter a year ago primarily due the hiring of new employees as well as the addition of temporary employees related to the upcoming core system conversion.  Professional expense increased $1.1 million to $5.8 million in the first quarter of 2013 compared to $4.7 million in the same quarter a year ago primarily due to higher legal collection expenses.  Offsetting the above increases were a $4.1 million decrease in other real estate owned (“OREO”) expenses, a $969,000 decrease in marketing expenses, and a $751,000 decrease in FDIC and state assessments.  Decreases in the OREO provision and OREO operating expenses contributed primarily to the decrease in OREO expenses.

Income Taxes

The effective tax rate for the first quarter of 2013 was 36.9% compared to 36.4% in the first quarter of 2012.  The effective tax rate includes the impact of the utilization of low income housing tax credits and the recognition of other tax credits.

Balance Sheet Review

Assets

Total assets were $10.5 billion at March 31, 2013, a decrease of $173.4 million, or 1.6%, from $10.69 billion at December 31, 2012, primarily due to a $196.2 million decrease in short-term investments and interest bearing deposits, a $64.8 million decrease in loans and a $25.1 million decrease in income tax receivable and deferred tax assets offset by a $125.0 million increase in investment securities.

Investment Securities

Investment securities represented 20.8% of total assets at March 31, 2013, compared with 19.3% of total assets at December 31, 2012. The carrying value of investment securities at March 31, 2013, was $2.19 billion compared with $2.06 billion at December 31, 2012.  Securities available-for-sale are carried at fair value and had a net unrealized gain of $23.5 million at March 31, 2013, compared with a net unrealized gain of $465,000 at December 31, 2012. During the first quarter of 2013, due to the ongoing discussions regarding corporate income tax rates which could have a negative impact on the after-tax yields and fair values of the Company’s portfolio of municipal securities, the Company determined it may sell such securities in response to market conditions. As a result, the Company reclassified its municipal securities from securities held-to-maturity to securities available-for-sale.  Concurrent with this reclassification, the Company also reclassified all other securities held-to-maturity, which together with the municipal securities had an amortized cost on the date of transfer of $722.5 million, to securities available-for-sale. At the reclassification date, a net unrealized gain was recorded in other comprehensive income for these securities totaling $40.5 million.

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of March 31, 2013, and December 31, 2012:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$359,880	$234	$-	$360,114
State and municipal securities	59,805	3,653	-	63,458
Mortgage-backed securities	1,449,816	42,335	1,553	1,490,598
Collateralized mortgage obligations	8,631	369	54	8,946
Asset-backed securities	136	-	4	132
Corporate debt securities	264,949	657	9,149	256,457
Mutual funds	6,000	48	13	6,035
Preferred stock of government sponsored entities	569	3,987	-	4,556
Total securities available-for-sale	$2,149,786	$51,283	$10,773	$2,190,296
Total investment securities	$2,149,786	$51,283	$10,773	$2,190,296

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
State and municipal securities	$129,037	$9,268	$-	$138,305
Mortgage-backed securities	634,757	40,801	-	675,558
Corporate debt securities	9,974	69	-	10,043
Total securities held-to-maturity	$773,768	$50,138	$-	$823,906

Securities Available-for-Sale
U.S. treasury securities	$509,748	$228	$5	$509,971
Mortgage-backed securities	404,505	12,194	5	416,694
Collateralized mortgage obligations	9,772	430	34	10,168
Asset-backed securities	145	-	4	141
Corporate debt securities	349,973	106	14,102	335,977
Mutual funds	6,000	79	-	6,079
Preferred stock of government sponsored entities	569	1,766	-	2,335
Trust preferred securities	9,964	151	-	10,115
Total securities available-for-sale	$1,290,676	$14,954	$14,150	$1,291,480
Total investment securities	$2,064,444	$65,092	$14,150	$2,115,386

For additional information, see Note 6 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Investment securities having a carrying value of $1.36 billion at March 31, 2013, and $1.45 billion at December 31, 2012, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, interest rate swaps, and foreign exchange transactions.

Loans

Gross loans were $7.36 billion at March 31, 2013, a decrease of $64.8 million, or 0.9%, from $7.43 billion at December 31, 2012, primarily due to a decrease of $95.3 million, or 4.5%, in commercial loans and a decrease of $8.9 million, or 0.2%, in commercial mortgage loans offset by an increase of $37.2 million, or 3.2%, in residential mortgage loans.  The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	March 31, 2013	% of Gross Loans	December 31, 2012	% of Gross Loans	% Change
Type of Loans	(Dollars in thousands)
Commercial loans	$2,031,789	27.6%	$2,127,107	28.6%	-4.5%
Residential mortgage loans	1,183,460	16.1	1,146,230	15.4	3.2
Commercial mortgage loans	3,759,580	51.0	3,768,452	50.7	(0.2)
Equity lines	191,462	2.6	193,852	2.6	(1.2)
Real estate construction loans	184,067	2.5	180,950	2.5	1.7
Installment and other loans	13,982	0.2	12,556	0.2	11.4

Gross loans	$7,364,340	100%	$7,429,147	100%	-0.9%

Allowance for loan losses	(178,692)		(183,322)		(2.5)
Unamortized deferred loan fees	(10,186)		(10,238)		(0.5)

Total loans, net	$7,175,462		$7,235,587		-0.8%

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

The ratio of non-performing assets to total assets was 1.4% at March 31, 2013, compared to 1.4% at December 31, 2012.  Total non-performing assets decreased $4.5 million, or 3.0%, to $146.4 million at March 31, 2013, compared to $150.9 million at December 31, 2012, primarily due to a $3.6 million, or 3.4%, decrease in non-accrual loans and a $1.1 million, or 2.3%, decrease in other real estate owned.

As a percentage of gross loans, excluding loans held for sale, plus other real estate owned, our non-performing assets decreased to 1.98% at March 31, 2013, from 2.02% at December 31, 2012. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 180.0% at March 31, 2013, from 176.7% at December 31, 2012.

The following table presents the breakdown of non-performing assets by category as of the dates indicated:

(Dollars in thousands)	March 31, 2013	December 31, 2012	% Change	March 31, 2012	% Change
Non-performing assets
Accruing loans past due 90 days or more	$800	$630	27	$1,389	(42)
Non-accrual loans:
Construction loans- residential	3,271	2,984	10	3,593	(9)
Construction loans- non-residential	32,966	33,315	(1)	7,118	363
Land loans	8,325	6,053	38	9,688	(14)
Commercial real estate loans, excluding land loans	30,896	29,651	4	66,931	(54)
Commercial loans	13,192	19,958	(34)	30,329	(57)
Residential mortgage loans	11,679	11,941	(2)	13,838	(16)
Total non-accrual loans:	$100,329	$103,902	(3)	$131,497	(24)
Total non-performing loans	101,129	104,532	(3)	132,886	(24)
Other real estate owned	45,316	46,384	(2)	87,806	(48)
Total non-performing assets	$146,445	$150,916	(3)	$220,692	(34)
Accruing troubled debt restructurings (TDRs)	$130,215	$144,695	(10)	$143,233	(9)
Non-accrual TDRs (included in non-accrual loans above)	$49,878	$47,731	4	$21,543	132
Non-accrual loans held for sale	$-	$-	-	$500	(100)

Allowance for loan losses	$178,692	$183,322	(3)	$194,743	(8)
Allowance for off-balance sheet credit commitments	3,304	1,362	143	1,475	124
Allowance for credit losses	$181,996	$184,684	(1)	$196,218	(7)

Total gross loans outstanding, at period-end (1)	$7,364,340	$7,429,147	(1)	$6,908,544	7
Allowance for loan losses to non-performing loans, at period-end (2)	176.70%	175.37%		146.55%

Allowance for loan losses to gross loans, at period-end (1)	2.43%	2.47%		2.82%
Allowance for credit losses to gross loans, at period-end (1)	2.47%	2.49%		2.84%
(1) Excludes loans held for sale at period-end.
(2) Excludes non-accrual loans held for sale at period-end.

Non-accrual Loans

At March 31, 2013, total non-accrual loans, excluding loans held for sale, were $100.3 million, a decrease of $31.2 million, or 23.7%, from $131.5 million at March 31, 2012, and a decrease of $3.6 million, or 3.4%, from $103.9 million at December 31, 2012.  The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, of these loans on a quarterly basis and adjust the allowance accordingly.  Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	March 31, 2013		December 31, 2012
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$20,674	$2,062	$20,996	$2,073
Commercial real estate	58,138	1,399	56,895	1,433
Land	8,325	-	6,053	-
Personal property (UCC)	-	9,731	-	16,452
Total	$87,137	$13,192	$83,944	$19,958

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	March 31, 2013		December 31, 2012
	Real Estate (1)	Commercial	Real Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$60,908	$2,109	$56,995	$2,387
Wholesale/Retail	14,943	5,993	15,398	3,908
Food/Restaurant	554	328	562	341
Import/Export	-	4,749	-	13,309
Other	10,731	13	10,989	13
Total	$87,136	$13,192	$83,944	$19,958

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

Other Real Estate Owned

At March 31, 2013, other real estate owned totaled $45.3 million, which decreased $1.1 million, or 2.3%, compared to $46.4 million at December 31, 2012, and decreased $42.5 million, or 48.4%, compared to $87.8 million at March 31, 2012.

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events.  The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over 90 days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally a loan amount less than $500,000  (less than $100,000 for quarters before March 31, 2012), are treated as a homogeneous portfolio.  If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate.  If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral.  We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired.  The appraisals are based on “as is” or bulk sale valuations.  To ensure that appraised values remain current, we generally obtain an updated appraisal every six months from qualified independent appraisers.  Furthermore, if the most current appraisal is dated more than three months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral.  If the third party market data indicates that the value of our collateral property values has declined since the most recent valuation date, we adjust downward the value of the property to reflect current market conditions.  If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses.  If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 3% to 6% of the fair value, depending on the size of the impaired loan, is charged off against the allowance for loan losses.  Non-accrual impaired loans, including troubled debt restructurings, are not returned to accrual status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due, and troubled debt restructurings are reviewed for continued impairment until they are no longer reported as troubled debt restructurings.

At March 31, 2013, recorded investment in impaired loans totaled $230.5 million and was comprised of non-accrual loans of $100.3 million, and accruing troubled debt restructured (“TDR”) loans of $130.2 million.  At December 31, 2012, recorded investment in impaired loans totaled $248.6 million and was comprised of non-accrual loans of $103.9 million and accruing TDR’s of $144.7 million.  For impaired loans, the amounts previously charged off represent 22.1% at March 31, 2013, and 23.2% at December 31, 2012, of the contractual balances for impaired loans.  As of March 31, 2013, $87.1 million, or 86.9%, of the $100.3 million non-accrual loans were secured by real estate compared to $83.9 million, or 80.8%, of the $103.9 million of non-accrual loans that were secured by real estate at December 31, 2012. In light of changing property values in the current economic fluctuation affecting the real estate markets, the Bank has obtained current appraisals, sales contracts, or other available market price information which provide updated factors in evaluating potential loss.

At March 31, 2013, $17.4 million of the $178.7 million allowance for loan losses was allocated for impaired loans and $161.3 million was allocated to the general allowance.  At December 31, 2012, $12.2 million of the $183.3 million allowance for loan losses was allocated for impaired loans and $171.1 million was allocated to the general allowance.

The allowance for credit losses to non-accrual loans increased to 181.4% at March 31, 2013, from 177.8% at December 31, 2012, primarily due to decreases in non-accrual loans.  Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	March 31, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$14,437	$12,294	$-	$29,359	$18,963	$-
Real estate construction loans	9,304	7,277	-	9,304	7,277	-
Commercial mortgage loans	153,872	120,563	-	189,871	152,957	-
Residential mortgage and equity lines	3,643	3,633	-	4,303	4,229	-
Subtotal	$181,256	$143,767	$-	$232,837	$183,426	$-
With allocated allowance
Commercial loans	$11,854	$7,180	$1,717	$7,804	$4,959	$1,467
Real estate construction loans	54,657	34,795	8,080	54,718	34,856	8,158
Commercial mortgage loans	31,407	30,187	6,242	14,163	12,928	1,336
Residential mortgage and equity lines	16,704	14,615	1,318	14,264	12,428	1,222
Subtotal	$114,622	$86,777	$17,357	$90,949	$65,171	$12,183
Total impaired loans	$295,878	$230,544	$17,357	$323,786	$248,597	$12,183

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

As of March 31, 2013, construction loans of $65.7 million were disbursed with pre-established interest reserves of $10.5 million compared to $51.8 million of such loans disbursed with pre-established interest reserves of $9.7 million at December 31, 2012.  The balance for construction loans with interest reserves which have been extended was $4.0 million with pre-established interest reserve of $256,000 at March 31, 2013, compared to $4.0 million with pre-established interest reserves of $314,000, at December 31, 2012.  Land loans of $5.6 million were disbursed with pre-established interest reserves of $857,000 at March 31, 2013, compared to $11.2 million land loans disbursed with pre-established interest reserves of $978,000 at December 31, 2012.  The balance for land loans with interest reserves which have been extended was zero at March 31, 2013 and zero at December 31, 2012.

At March 31, 2013, the Bank had no loans on non-accrual status with available interest reserves.  At March 31, 2013, $3.3 million of non-accrual residential construction loans, $33.0 million of non-accrual non-residential construction loans, and $4.4 million of non-accrual land loans had been originated with pre-established interest reserves.  At December 31, 2012, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2012, $3.0 million of non-accrual residential construction loans, $33.3 million of non-accrual non-residential construction loans, and $4.2 million of non-accrual land loans had been originated with pre-established interest reserves.   While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in sales or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; and Hong Kong.  The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers.  Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral. There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of March 31, 2013, or as of December 31, 2012.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution's total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50% or more within the last thirty-six months.  Total loans for construction, land development, and other land represented 18.6% of total risk-based capital as of March 31, 2013, and 19.2% as of December 31, 2012.  Total CRE loans represented 220% of total risk-based capital as of March 31, 2013, and 228% as of December 31, 2012 and were below the Bank’s internal limit for CRE loans of 300% of total capital at both dates.

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

The allowance for loan losses was $178.7 million and the allowance for off-balance sheet unfunded credit commitments was $3.3 million at March 31, 2013, which represented the amount believed by management to be sufficient to absorb credit losses inherent in the loan portfolio, including unfunded commitments.  The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $182.0 million at March 31, 2013, compared to $184.7 million at December 31, 2012, a decrease of $2.7 million, or 1.5%.  The allowance for credit losses represented 2.47% of period-end gross loans and 180.0% of non-performing loans at March 31, 2013.  The comparable ratios were 2.49% of period-end gross loans and 176.7% of non-performing loans at December 31, 2012.  The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	For the three months ended
	March 31, 2013	March 31, 2012	December 31, 2012
	(Dollars in thousands)
Allowance for Loan Losses

Balance at beginning of period	$183,322	$206,280	$184,438
Provision/(reversal) for credit losses	-	(4,000)	-
Transfers from/(to) reserve for off-balance sheet credit commitments	(1,942)	593	247
Charge-offs :
Commercial loans	(2,690)	(4,959)	(3,228)
Construction loans-residential	-	(140)	-
Construction loans-other	-	(735)	-
Real estate loans	(1,130)	(8,927)	(1,265)
Land loans	(270)	(74)	(177)
Installment loans and other loans	-	(25)	-
Total charge-offs	(4,090)	(14,860)	(4,670)
Recoveries:
Commercial loans	955	746	719
Construction loans-residential	46	1,899	76
Construction loans-other	33	1,658	452
Real estate loans	359	1,631	2,036
Land loans	9	793	24
Installment loans and other loans	-	3	-
Total recoveries	1,402	6,730	3,307

Balance at end of period	$178,692	$194,743	$183,322

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$1,362	$2,069	$1,610
Provision/(reversal) for credit losses/transfers	1,942	(594)	(247)
Balance at end of period	$3,304	$1,475	$1,363

Average loans outstanding during the period (1)	$7,386,866	$6,995,821	$7,318,749
Total gross loans outstanding, at period-end (1)	$7,364,340	$6,908,544	$7,429,147
Total non-performing loans, at period-end (1)	$101,129	$132,886	$104,532
Ratio of net charge-offs to average loans outstanding during the period	0.15%	0.47%	0.07%
Provision for loan losses to average loans outstanding during the period	$-	-0.23%	$-
Allowance for loan losses to non-performing loans at period-end	176.70%	146.55%	175.37%

Allowance for loan losses to gross loans at period-end	2.43%	2.82%	2.47%
 (1) Excludes loans held for sale at period end.

Our allowance for loan losses consists of the following:

•
Specific allowance: For impaired loans, we provide specific allowances for loans that are not collateral dependent based on an evaluation of the present value of the expected future cash flows discounted at the loan’s effective interest rate and for loans that are collateral dependent based on the fair value of the underlying collateral determined by the most recent valuation information received, which may be adjusted based on factors such as changes in market conditions from the time of valuation.  If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established.

•
General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and common risk characteristics.  The non-impaired loans are grouped into 23 segments: two commercial segments, ten commercial real estate segments, three residential construction segments, three non-residential construction segments, one SBA segment, one installment loans segment, one residential mortgage segment, one equity lines of credit segment, and one overdrafts segment.  The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which takes into account the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, and environmental factors which include the trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and concentration of credit. In addition, management reviews reports on past-due loans to ensure appropriate classifications.  During the second quarter of 2009, in light of the continued deterioration in the economy and the increases in non-accrual loans and charge-offs, and based in part on regulatory considerations, we shortened the period used in the migration analysis from five years to four years to better reflect the impact of the most recent charge-offs, which increased the allowance for loan losses by $3.9 million; we increased the general allowance to reflect the higher loan delinquency trends, the weaker national and local economy and the increased difficulty in assigning loan grades, which increased the allowance for loan losses by $13.2 million, and we also applied the environmental factors described above to loans rated Minimally Acceptable, Special Mention and Substandard, which increased the allowance for loan losses by $11.8 million.  During the fourth quarter of 2009, we changed our migration loss analysis to reduce the weighting of the first two years of the four-year migration analysis by half to better reflect the impact of more recent losses, and further segmented the construction loan portfolios into three geographic segments.  The changes made during the fourth quarter of 2009 did not have a significant impact on the allowance for loan losses.  During the first quarter of 2010, we increased the number of segments for commercial real estate loans from one to ten.  In addition, we changed our migration loss analysis for loans rated Pass to use as the reserve factor the total weighted average losses during the last four years for each loan segment as well as the weighting for the four-year migration so that the first two years are weighted one-third and the most recent two years are weighted two-thirds.  The changes made during the first quarter of 2010 increased the allowance for loan losses by $10.4 million.  During the second quarter of 2010, we further refined our methodology to give greater weighting to the most recent twelve months of charge-offs in the calculation of the loan loss reserve percentage for Pass rated loans, which increased the allowance for loan losses by $10.4 million; we discontinued the weighting in the four-year migration analysis for loans rated lower than Pass, which increased the allowance for loan losses by $7.1 million; and we increased the environmental factors for purchased syndicated loans, which increased the allowance for loan  losses by $2.0 million.   During the first quarter of 2011, we combined the number of segments for construction loans from nine to two by consolidating the previous three geographic groups of East Coast, Texas and all other regions into one bankwide region in light of the convergence of credit quality for construction loans of the three separate regions, which increased the allowance for loan losses by $4.8 million.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

(Dollars in thousands)	March 31, 2013		December 31, 2012
Type of Loan:	Amount	Percentage of Loans in Each Category to Average Gross Loans	Amount	Percentage of Loans in Each Category to Average Gross Loans
Commercial loans	$61,056	28.1%	$66,101	27.4%
Residential mortgage loans (1)	12,091	18.4	11,703	17.4
Commercial mortgage loans	84,816	50.9	82,473	52.2
Real estate construction loans	20,697	2.4	23,017	2.8
Installment and other loans	32	0.2	28	0.2
Total	$178,692	100%	$183,322	100%

(1) Residential mortgage loans includes equity lines.

The allowance allocated to commercial loans was $61.1 million at March 31, 2013, compared to $66.1 million at December 31, 2012.  The decline is due partly to decreases in impaired and classified loans and partly to the decrease in total commercial loans.  Commercial loans decreased $95.3 million, or 4.5%, to $2.03 billion at March 31, 2013, from $2.13 billion at December 31, 2012.

The allowance allocated to commercial mortgage loans increased from $82.5 million at December 31, 2012, to $84.8 million at March 31, 2013, which was primarily due to increases in specific reserves for two impaired commercial mortgage loans.  The overall allowance for total commercial mortgage loans was 2.3% at March 31, 2013, and 2.2% at December 31, 2012.

The allowance allocated for construction loans decreased to $20.7 million, or 11.2%, of construction loans at March 31, 2013, compared to $23.0 million, or 12.7%, of construction loans at December 31, 2012, primarily due to the repayment of  classified construction loans.

Deposits

Total deposits were $7.43 billion at March 31, 2013, an increase of $42.4 million, or 0.6%, from $7.38 billion at December 31, 2012, primarily due to a $41.6 million, or 6.5%, increase in time deposits under $100,000 and a $25.2 million, or 0.8%, increase in time deposits of $100,000 or more, a $29.3 million, or 4.9%, increase in NOW deposits, and a $10.5 million, or 0.8%, increase in non-interest bearing demand deposits, offset by a $62.5 million, or 5.3%, decrease in money market deposits.  The following table displays the deposit mix as of the dates indicated:

	March 31, 2013	% of Total	December 31, 2012	% of Total
Deposits	(Dollars in thousands)
Non-interest-bearing demand	$1,279,986	17.2%	$1,269,455	17.2%
NOW	622,454	8.4	593,133	8.0
Money market	1,124,240	15.1	1,186,771	16.1
Savings	472,122	6.4	473,805	6.4
Time deposits under $100,000	685,758	9.2	644,191	8.7
Time deposits of $100,000 or more	3,241,114	43.7	3,215,870	43.6
Total deposits	$7,425,674	100.0%	$7,383,225	100.0%

Borrowings

Borrowings include Federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities sold under agreements to repurchase were $1.15 billion with a weighted average rate of 3.78% at March 31, 2013, compared to $1.3 billion with a weighted average rate of 3.84% at December 31, 2012.  In 2012, the Company modified $200.0 million of securities sold under agreements to repurchase by extending the term by an additional four years on average, reducing the rate by an average of 168 basis points and removing the callable feature.  In 2012, the Company prepaid securities sold under agreements to repurchase totaling $150 million with a weighted average rate of 4.43% and incurred prepayment penalties of $9.4 million.  In the first quarter of 2013, the Company prepaid securities sold under agreements to repurchase totaling $100 million with a weighted average rate of 4.61% and incurred prepayment penalties of $5.6 million. Five floating-to-fixed rate agreements totaling $300.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 200 basis points to three-month LIBOR minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.78% to 5.07%.  After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Thirteen fixed-to-floating rate agreements totaling $650.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months.  For the remaining term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.79% and minimum rate of 0.0%.  After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter.  The table below provides summary data for the $950 million of callable securities sold under agreements to repurchase as of March 31, 2013:

(Dollars in millions)	Fixed-to-floating						Floating-to-fixed		Total
Rate type	Float Rate						Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.79%	3.53%	3.50%	3.50%	3.53%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
No. of agreements	3	1	4	3	1	1	1	4	18
Amount	$150.0	$50.0	$200.0	$150.0	$50.0	$50.0	$100.0	$200.0	$950.0
Weighted average rate	3.78%	3.53%	3.50%	3.50%	3.53%	3.25%	4.78%	5.00%	3.98%
Final maturity	2014	2014	2014	2015	2015	2015	2014	2017

The table below provides summary data for non-callable fixed rate securities sold under agreements to repurchase as of March 31, 2013:

Maturity	No. of Agreements	Amount (In thousands)	Weighted Average Interest Rate
3 years to 5 years	2	$100,000	2.71%
Over 5 years	2	100,000	2.86%
Total	4	$200,000	2.78%

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary.  The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.3 billion as of March 31, 2013, and $1.4 billion as of December 31, 2012.

Advances from the FHLB were $126.2 million with weighted average rate of 0.53% at March 31, 2013, compared to $146.2 million with weighted average rate of 0.44% at December 31, 2012.

Long-term Debt

Long-term debt was $171.1 million at both March 31, 2013, and December 31, 2012.  Long-term debt is comprised of subordinated debt, which qualifies as Tier II capital for regulatory purposes, and Junior Subordinated Notes, which qualifies as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of March 31, 2013.   Payments for deposits and borrowings do not include interest.   Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(In thousands)

Contractual obligations:
Deposits with stated maturity dates	$3,519,610	$345,651	$61,605	$6	$3,926,872
Securities sold under agreements to repurchase (1)	-	750,000	200,000	-	950,000
Securities sold under agreements to repurchase (2)	-	-	100,000	100,000	200,000
Advances from the Federal Home Loan Bank	80,000	-	46,200	-	126,200
Other borrowings	-	-		19,232	19,232
Long-term debt	-	-	50,000	121,136	171,136
Operating leases	6,008	7,054	2,106	620	15,788
Total contractual obligations and other commitments	$3,605,618	$1,102,705	$459,911	$240,994	$5,409,228

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

Capital Resources

Total equity was $1.55 billion at March 31, 2013, a decrease of $79.9 million, or 4.9%, from $1.63 billion at December 31, 2012, primarily due to the redemption on March 20, 2013, of $129 million, or 50%, of the Bancorp’s Series B Preferred Stock issued under the U.S. Treasury's TARP Capital Purchase Program offset by increases of $29.0 million in net income and $23.0 million in other comprehensive income.

The following table summarizes changes in total equity for the three months ended March 31, 2013:

(In thousands)	Three months ended March 31, 2013
Net income	$28,998
Stock issued to officers as compensation	299
Proceeds from shares issued through the Dividend Reinvestment Plan	62
Net tax short-fall from stock-based compensation expense	(69)
Share-based compensation	739
Other comprehensive income	23,012
Preferred stock dividends and noncash charge from repayment	(3,191)
Redemption of series B preferred stock	(129,000)
Cash dividends paid to common stockholders	(788)
Net increase in total equity	$(79,938)

Capital Adequacy Review

Management seeks to maintain the Company's capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of March 31, 2013.  In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 6.0%, total risk-based capital ratio equal to or greater than 10.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.  We intend to continue working towards redeeming the remaining Series B Preferred Stock issued under the U.S. Treasury's TARP Capital Purchase Program.  Such repayment is subject to regulatory approval.

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of March 31, 2013, and December 31, 2012:

	Cathay General Bancorp				Cathay Bank
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$1,324,220	16.38	$1,426,566	17.36	$1,289,967	15.97	$1,259,005	15.33
Tier 1 capital minimum requirement	323,355	4.00	328,713	4.00	323,069	4.00	328,440	4.00
Excess	$1,000,865	12.38	$1,097,853	13.36	$966,898	11.97	$930,565	11.33

Total capital (to risk-weighted assets)	$1,467,991	18.16	$1,571,060	19.12	$1,431,926	17.73	$1,402,691	17.08
Total capital minimum requirement	646,710	8.00	657,426	8.00	646,138	8.00	656,880	8.00
Excess	$821,281	10.16	$913,634	11.12	$785,788	9.73	$745,811	9.08

Tier 1 capital (to average assets)
– Leverage ratio	$1,324,220	13.06	$1,426,566	13.82	$1,289,967	12.73	$1,259,005	12.22
Minimum leverage requirement	405,441	4.00	412,844	4.00	405,200	4.00	412,272	4.00
Excess	$918,779	9.06	$1,013,722	9.82	$884,767	8.73	$846,733	8.22

Risk-weighted assets	$8,083,881		$8,217,821		$8,076,719		$8,211,004
Total average assets (1)	$10,136,030		$10,321,104		$10,130,000		$10,306,790

(1)	The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinable fair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

On June 7, 2012, the federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee in Basel III and certain provisions of the Dodd-Frank Act. The proposed rules, which would be fully phased in by January 1, 2019, would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity Tier 1 minimum capital requirement of 4.5% and a higher minimum Tier 1 capital requirement of 6.0% and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on non-accrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as Tier 1 capital would be phased out over a ten-year period. The proposed rules also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules suggested an effective date of January 1, 2013, and indicated that the changes would be phased in from January 1, 2013, through January 1, 2019. However, due to the volume of public comments received and the wide range of views expressed during the comment period, the agencies in November 2012 announced that they did not expect any of the proposed rules would become effective on January 1, 2013.

While the proposed regulatory capital requirements, when finalized, will likely result in generally higher regulatory capital standards for the Bancorp and the Bank, it is difficult at this time to predict when or how many of the proposed provisions will ultimately be adopted or whether broader exemptions may be provided for community banks. In addition, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Bancorp’s net income and return on equity, restrict the ability to pay dividends and require the raising of additional capital.

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

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. Commencing with the second quarter of 2009, our Board of Directors reduced our common stock dividend to $.08 per share and to $.01 per share thereafter. The amount of future dividends will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors.  As discussed in “Regulatory Matters” below, we are subject to Federal Reserve supervisory policies, including informing and consulting with the Federal Reserve Bank of San Francisco sufficiently in advance of any planned capital actions (i.e. TARP redemption, increased dividend payments, stock redemptions).  On November 17, 2010, the Federal Reserve issued guidance that bank holding companies participating in government capital programs still outstanding should not increase dividend payouts. There can be no assurance that our regulators will not object to any capital actions. The terms of our Series B Preferred Stock and Junior Subordinated Notes also limit our ability to pay dividends on our common stock.  If we are not current in our payment of dividends on our Series B Preferred Stock or in our payment of interest on our Junior Subordinated Notes, we may not pay dividends on our common stock.

The Company declared a cash dividend of $.01 per share for distribution to holders of our common stock on March 15, 2013, on 78,799,276 shares outstanding.  Total cash dividends of $788,000 were paid during the three months ended March 31, 2013.

Country Risk Exposures

The Company’s total assets were $10.5 billion and total foreign country risk net exposures were $735.4 million at March 31, 2013.  Total foreign country risk net exposures at March 31, 2013, were comprised primarily of $233.5 million from Hong Kong, $205.6 million from England, $132.3 million from China, $46.9 million from Switzerland, $55.0 million from France, $30.0 million from Australia, $12.6 million from Taiwan, $8.3 million from Canada, $6.6 million from Korea, $2.2 million from Singapore, and $2.0 million from Macau.  Risk is determined based on location of the borrowers, issuers, and counterparties.

All foreign country risk net exposures were to non-sovereign counterparties except $45.4 million due from the Hong Kong Monetary Authority at March 31, 2013.

Unfunded exposures were $40.5 million at March 31, 2013, and were comprised primarily of $40.0 million of unfunded loans to two financial institutions in China, a $190,000 unfunded loan to a borrower in Taiwan, and a $313,000 unfunded loan to a borrower in Canada.

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

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.  At March 31, 2013, the notional amount of option contracts totaled $1.6 million with a net positive fair value of $5,700. Spot and forward contracts in the total notional amount of $211.7 million had a positive fair value of $3.0 million at March 31, 2013.  Spot and forward contracts in the total notional amount of $165.6 million had a negative fair value of $1.9 million at March 31, 2013. At December 31, 2012, the notional amount of option contracts totaled $209,000 with a net negative fair value of $2,000. Spot and forward contracts in the total notional amount of $188.1 million had a positive fair value of $2.9 million at December 31, 2012.  Spot and forward contracts in the total notional amount of $133.7 million had a negative fair value of $1.6 million at December 31, 2012.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace.  Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB.  At March 31, 2013, our liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 15.9% compared to 15.3% at December 31, 2012.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary.  As of March 31, 2013, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.21 billion.  Advances from FHLB were $126.2 million at March 31, 2013.  The Bank expects to be able to access this source of funding, if required, in the near term.  The Bank has pledged a portion of its commercial and real estate loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program to secure these borrowings.  At March 31, 2013, the borrowing capacity under the Borrower-in-Custody program was $104.1 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. At March 31, 2013, investment securities and trading securities totaled $2.20 billion, with $1.36 billion pledged as collateral for borrowings and other commitments. The remaining $836.6 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 90% of the Company’s time deposits mature within one year or less as of March 31, 2013.  Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace.  However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits.  Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The business activities of the Bancorp consist primarily of the operation of the Bank and limited activities in other investments.  Under the memorandum of understanding the Bancorp entered into with the FRB SF, we agreed that we will not, without the FRB SF’s prior written approval, receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank. The Bank did not pay a dividend to the Bancorp in 2010 or 2011, but paid dividends of $154.7 million to Bancorp following regulatory approval in 2012, and will pay additional dividends in 2013  to maintain Bancorp’s cash balance equal to at least two years of Bancorp’s operating expenses.

Regulatory Matters

Until it was terminated effective April 5, 2013, the Bancorp was subject to a memorandum of understanding with the Federal Reserve Bank of San Francisco (FRB SF) that was entered on December 17, 2009, by which we were restricted, subject to the FRB SF’s approval, from receiving dividends or distributions from the Bank, or paying dividends or making other capital distributions.  In addition, we agreed to notify the FRB SF prior to effecting certain changes to our senior executive officers and Board of Directors and we were limited and/or prohibited, in certain circumstances, in making golden parachute severance and indemnification payments. We also agreed that we would not, without approval of the FRB SF, incur, renew, increase or guaranty any debt, (ii) issue any trust preferred securities, or (iii) purchase, redeem, or otherwise acquire any of our stock. However, we remain subject to Federal Reserve supervisory policies, including informing and consulting with the FRB SF sufficiently in advance of any planned capital actions (i.e. TARP redemptions, increased dividend payments, stock redemptions).

Until it was terminated effective November 7, 2012, the Bank was also subject to a memorandum of understanding with the California Department of Financial Institutions and the FDIC that was entered into on March 1, 2010, by which the Bank agreed to undertake certain steps to strengthen its operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of March 31, 2013:

Change in Interest Rate (Basis Points)	Net Interest Income Volatility (1)	Market Value of Equity Volatility (2)
+200	5.7	1.7
+100	1.6	1.0
-100	2.0	-0.5
-200	1.9	-0.2

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the first fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS.

Bancorp’s wholly-owned subsidiary, Cathay Bank, is a party to ordinary routine litigation from time to time incidental to various aspects of its operations.  Management does not believe that any such litigation is expected to have a material adverse impact on the Company’s consolidated financial condition or results of operations.

Item 1A.   RISK FACTORS.

There is no material change in the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, in response to Item 1A in Part I of Form 10-K.

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2013 - January 31, 2013)	0	$0	0	622,500
Month #2 (February 1, 2012 - February 28, 2013)	0	$0	0	622,500
Month #3 (March 1, 2013 - March 31, 2013)	0	$0	0	622,500
Total	0	$0	0	622,500

For a discussion of limitations on the payment of dividends, see “Dividend Policy” and “Regulatory Matters” under Part I—Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.      DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.      MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.      OTHER INFORMATION.

None.

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

Date: May 8, 2013
/s/ Dunson K. Cheng
Dunson K. Cheng
Chairman, President, and
Chief Executive Officer

Date: May 8, 2013
/s/ Heng W. Chen
Heng W. Chen Executive Vice President and Chief Financial Officer