Form 10-Q
period 2013-06-30
CATHAY GENERAL BANCORP
filed 2013-08-08
CIK 861842

UNITED STATES

securities and exchange commission

Washington, D.C. 20549

form 10-q

(Mark One)

[ X ]      quarterly report pursuant to section 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

OR

[ ]     transition report pursuant to section 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-18630

CATHAY GENERAL BANCORP
(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                             Yes ☐          No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common stock, $.01 par value, 78,889,306 shares outstanding as of July 26, 2013.

CATHAY GENERAL BANCORP AND SUBSIDIARies

2ND quarter 2013 REPORT ON FORM 10-Q

Forward-Looking Statements

In this Quarterly Report on Form 10-Q, the term “Bancorp” refers to Cathay General Bancorp and the term “Bank” refers to Cathay Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “optimistic,” “plans,” “potential,” “possible,” “predicts,” “projects,” “seeks,” “shall,” “should,” “will,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

●	U.S. and international business and economic conditions;

●	credit risks of lending activities and deterioration in asset or credit quality;

●	potential supervisory action by bank supervisory authorities;

●

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

●	potential goodwill impairment;

●	liquidity risk;

●	fluctuations in interest rates;

●	inflation and deflation;

●	risks associated with acquisitions and the expansion of our business into new markets;

●	real estate market conditions and the value of real estate collateral;

●	environmental liabilities;

●	our ability to compete with larger competitors;

●	the possibility of higher capital requirements, including implementation of the Basel III capital standards of the Basel Committee;

●	our ability to retain key personnel;

●	successful management of reputational risk;

●	natural disasters and geopolitical events;

●	general economic or business conditions in California, Asia, and other regions where the Bank has operations;

●	restrictions on compensation paid to our executives as a result of our participation in the TARP Capital Purchase Program;

●	failures, interruptions, or security breaches of our information systems;

●	our ability to adapt our systems to technological changes, including successfully implementing our core system conversion;

●	adverse results in legal proceedings;

●	changes in accounting standards or tax laws and regulations;

●	market disruption and volatility;

●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;

●	successfully raising additional capital, if needed, and the resulting dilution of interests of holders of our common stock; and

●	the soundness of other financial institutions.

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	June 30, 2013	December 31, 2012

Assets
Cash and due from banks	$133,003	$144,909
Short-term investments and interest bearing deposits	139,840	411,983
Securities held-to-maturity (market value of $823,906 in 2012)	-	773,768
Securities available-for-sale (amortized cost of $2,044,312 in 2013 and $1,290,676 in 2012)	2,018,305	1,291,480
Trading securities	4,816	4,703
Loans	7,694,373	7,429,147
Less: Allowance for loan losses	(179,733)	(183,322)
Unamortized deferred loan fees, net	(11,685)	(10,238)
Loans, net	7,502,955	7,235,587
Federal Home Loan Bank stock	32,918	41,272
Other real estate owned, net	49,141	46,384
Affordable housing investments, net	87,456	85,037
Premises and equipment, net	102,611	102,613
Customers’ liability on acceptances	23,084	41,271
Accrued interest receivable	26,374	26,015
Goodwill	316,340	316,340
Other intangible assets, net	4,113	6,132
Other assets	162,279	166,595

Total assets	$10,603,235	$10,694,089

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$1,347,134	$1,269,455
Interest-bearing deposits:
NOW deposits	629,858	593,133
Money market deposits	1,121,290	1,186,771
Savings deposits	484,704	473,805
Time deposits under $100,000	816,539	644,191
Time deposits of $100,000 or more	3,310,996	3,215,870
Total deposits	7,710,521	7,383,225

Securities sold under agreements to repurchase	950,000	1,250,000
Advances from the Federal Home Loan Bank	126,200	146,200
Other borrowings for affordable housing investments	19,190	18,713
Long-term debt	171,136	171,136
Acceptances outstanding	23,084	41,271
Other liabilities	63,682	54,040
Total liabilities	9,063,813	9,064,585
Commitments and contingencies	-	-
Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized, 129,000 issued and outstanding at June 30, 2013, and 258,000 issued and outstanding at December 31, 2012	128,178	254,580
Common stock, $0.01 par value, 100,000,000 shares authorized, 83,091,449 issued and 78,883,884 outstanding at June 30, 2013, and 82,985,853 issued and 78,778,288 outstanding at December 31, 2012	831	830
Additional paid-in-capital	770,847	768,925
Accumulated other comprehensive (loss)/income, net	(15,073)	465
Retained earnings	771,928	721,993
Treasury stock, at cost (4,207,565 shares at June 30, 2013, and at December 31, 2012)	(125,736)	(125,736)

Total Cathay General Bancorp stockholders' equity	1,530,975	1,621,057
Noncontrolling interest	8,447	8,447
Total equity	1,539,422	1,629,504
Total liabilities and equity	$10,603,235	$10,694,089

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$87,879	$88,761	$176,719	$179,462
Investment securities- taxable	12,332	17,166	24,118	34,889
Investment securities- nontaxable	28	1,039	995	2,091
Federal Home Loan Bank stock	342	67	592	133
Federal funds sold and securities purchased under agreements to resell	-	11	-	16
Deposits with banks	281	537	489	1,125

Total interest and dividend income	100,862	107,581	202,913	217,716

Interest Expense
Time deposits of $100,000 or more	6,822	8,642	13,579	18,182
Other deposits	2,993	3,868	5,759	7,784
Securities sold under agreements to repurchase	9,984	14,598	21,376	29,253
Advances from Federal Home Loan Bank	145	69	225	122
Long-term debt	924	1,284	1,848	2,604

Total interest expense	20,868	28,461	42,787	57,945

Net interest income before provision for credit losses	79,994	79,120	160,126	159,771
Provision/(credit) for loan losses	-	(5,000)	-	(9,000)

Net interest income after provision/(credit) for loan losses	79,994	84,120	160,126	168,771

Non-Interest Income
Securities gains, net	12,177	2,374	18,469	4,589
Letters of credit commissions	1,449	1,619	2,910	3,145
Depository service fees	1,485	1,383	2,959	2,772
Other operating income	5,250	4,476	10,904	8,177

Total non-interest income	20,361	9,852	35,242	18,683

Non-interest Expense
Salaries and employee benefits	21,588	20,097	44,441	39,975
Occupancy expense	3,510	3,489	7,154	7,073
Computer and equipment expense	2,366	2,391	5,042	4,854
Professional services expense	6,854	5,209	12,671	9,951
FDIC and State assessments	1,981	1,971	3,719	4,460
Marketing expense	1,169	1,483	1,606	2,889
Other real estate owned (income)/expense	(264)	7,061	359	11,754
Operations of affordable housing investments, net	2,023	1,951	3,718	3,911
Amortization of core deposit intangibles	1,338	1,404	2,734	2,861
Costs associated with debt redemption	10,051	-	15,696	2,750
Other operating expense	3,100	2,286	5,704	4,735

Total non-interest expense	53,716	47,342	102,844	95,213

Income before income tax expense	46,639	46,630	92,524	92,241
Income tax expense	16,573	16,619	33,460	33,166
Net income	30,066	30,011	59,064	59,075
Less: net income attributable to noncontrolling interest	150	150	301	301
Net income attributable to Cathay General Bancorp	29,916	29,861	58,763	58,774
Dividends on preferred stock and noncash charge from repayment	(2,067)	(4,121)	(7,251)	(8,238)
Net income attributable to common stockholders	27,849	25,740	51,512	50,536

Other comprehensive (loss)/income, net of tax
Unrealized holding (loss)/gain arising during the period	(31,492)	2,225	(4,833)	7,704
Less: reclassification adjustments included in net income	7,058	1,376	10,705	2,660
Total other comprehensive (loss)/gain, net of tax	(38,550)	849	(15,538)	5,044
Total comprehensive (loss)/income	$(8,634)	$30,710	$43,225	$63,818

Net income per common share:
Basic	$0.35	$0.33	$0.65	$0.64
Diluted	$0.35	$0.33	$0.65	$0.64
Cash dividends paid per common share	$0.01	$0.01	$0.02	$0.02
Average common shares outstanding
Basic	78,869,089	78,710,279	78,832,530	78,694,462
Diluted	78,899,906	78,712,172	78,857,758	78,701,152

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30
	2013	2012
	(In thousands)
Cash Flows from Operating Activities
Net income	$59,064	$59,075
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Credit for loan losses	-	(9,000)
Provision/(credit) for losses on other real estate owned	(894)	7,487
Deferred tax (asset)/liability	(16,523)	99
Depreciation	3,105	2,954
Net losses on sale and transfer of other real estate owned	(554)	732
Net gains on sale of loans	(834)	(613)
Proceeds from sales of loans	38,648	57,690
Originations of loans held-for-sale	(37,814)	(57,051)
Net change in trading securities	(113)	(99,893)
Write-downs on venture capital investments	211	187
Gain on sales and calls of securities	(18,469)	(4,589)
Amortization/accretion of security premiums/discounts, net	2,333	2,543
Amortization of other intangible assets	2,797	2,930
Excess tax short-fall from share-based payment arrangements	80	565
Stock based compensation and stock issued to officers as compensation	1,867	1,262
Net change in accrued interest receivable and other assets	35,849	46,924
Net change in other liabilities	5,025	(3,228)
Net cash provided by operating activities	73,778	8,074

Cash Flows from Investing Activities
Decrease/(increase) in short-term investments	272,142	(218,680)
Increase in securities purchased under agreements to resell	-	(10,000)
Purchase of investment securities available-for-sale	(776,453)	(597,499)
Proceeds from sale of investment securities available-for-sale	553,674	220,597
Proceeds from repayments, maturities and calls of investment securities available-for-sale	208,074	516,890
Proceeds from repayments, maturities and calls of investment securities held-to-maturity	50,973	131,961
Redemptions of Federal Home Loan Bank stock	8,354	5,023
Net decrease in loans	(274,907)	(926)
Purchase of premises and equipment	(2,631)	(1,615)
Proceeds from sale of other real estate owned	6,631	21,698
Net increase in investment in affordable housing	(3,441)	(1,427)
Net cash provided by investing activities	42,416	66,022

Cash Flows from Financing Activities
Net increase in deposits	326,597	155,248
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(300,000)	-
Advances from Federal Home Loan Bank	643,478	260,000
Repayment of Federal Home Loan Bank borrowings	(663,000)	(463,800)
Cash dividends paid	(6,231)	(8,024)
Redemption of series B preferred stock	(129,000)	-
Repayment of other borrowings	-	(880)
Proceeds from shares issued under Dividend Reinvestment Plan	136	134
Proceeds from exercise of stock options	-	647
Excess tax short-fall from share-based payment arrangements	(80)	(565)
Net cash used in financing activities	(128,100)	(57,240)
(Decrease)/increase in cash and cash equivalents	(11,906)	16,856
Cash and cash equivalents, beginning of the period	144,909	117,888
Cash and cash equivalents, end of the period	$133,003	$134,744

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$44,472	$58,516
Income taxes paid/(refund)	$28,212	$(2,717)
Non-cash investing and financing activities:
Net change in unrealized holding (loss)/gain on securities available-for-sale, net of tax	$(15,538)	$5,044
Transfers investment securities to available-for-sale from held-to-maturity	$722,466	$-
Transfers to other real estate owned from loans held for investment	$8,016	$13,216
Loans transferred from held for investment to held for sale, net	$-	$15,986
Loans to facilitate the sale of other real estate owned	$75	$1,523

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, the “Company”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of June 30, 2013, the Bank operated twenty branches in Southern California, eleven branches in Northern California, eight branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Nevada, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends Topic 220, “Comprehensive Income,” to improve the reporting of reclassification out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified and to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 became effective prospectively for reporting periods beginning after December 15, 2012. Adoption of ASU 2013-02 did not have a significant impact on the Company’s consolidated financial statements. See Note 16 to the Company’s consolidated financial statements for the disclosure of adoption of ASU 2013-02.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth earnings per common share calculations:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except share and per share data)	2013	2012	2013	2012
Net income attributable to Cathay General Bancorp	$29,916	$29,861	$58,763	$58,774
Dividends on preferred stock and noncash charge from repayment	(2,067)	(4,121)	(7,251)	(8,238)
Net income available to common stockholders	$27,849	$25,740	$51,512	$50,536

Weighted-average shares:
Basic weighted-average number of common shares outstanding	78,869,089	78,710,279	78,832,530	78,694,462
Dilutive effect of weighted-average outstanding common share equivalents
Restricted stock units	30,817	1,893	25,228	6,690
Diluted weighted-average number of common shares outstanding	78,899,906	78,712,172	78,857,758	78,701,152

Average stock options and warrants with anti-dilutive effect	5,597,123	6,092,332	5,613,875	6,159,778
Earnings per common share:
Basic	$0.35	$0.33	$0.65	$0.64
Diluted	$0.35	$0.33	$0.65	$0.64

5. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of June 30, 2013, the only options granted by the Company were non-statutory stock options to selected Bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. There were no options granted during the first six months of 2013 or during 2012.

Option compensation expense was zero for the three months ended June 30, 2013, and $194,000 for the three months ended June 30, 2012. For the six months ended June 30, option compensation expense totaled $129,000 for 2013 and $387,000 for 2012. Stock-based compensation is recognized ratably over the requisite service period for all awards. All unrecognized stock-based compensation expense was fully recognized as of June 30, 2013.

No stock options were exercised in the first six months of 2013 compared to 39,784 shares issued on the exercise of stock options in the first six months 2012. Cash received totaled $647,000 and the aggregate intrinsic value totaled $34,000 from the exercise of stock options during the first six months ended June 30, 2012. The table below summarizes stock option activity for the periods indicated:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)

Balance, December 31, 2012	3,996,630	$29.45	2.2	$-
Exercised	-	-
Forfeited	(339,340)	20.45
Balance, March 31, 2013	3,657,290	$30.28	2.2	$-
Exercised	-	-
Forfeited	(2,980)	30.79
Balance, June 30, 2013	3,654,310	$30.28	1.9	$-
Exercisable, June 30, 2013	3,654,310	$30.28	1.9	$-

At June 30, 2013, 2,654,098 shares were available under the Company’s 2005 Incentive Plan for future grants.

The Company granted restricted stock units for 125,133 shares at an average closing price of $18.24 per share in 2012 and for 147,661 shares at an average closing price of $14.78 in 2011. The Company granted restricted stock units for 14,416 shares on March 14, 2013, at the closing price of $20.57 and for 6,729 shares on April 15, 2013, at the closing price of $18.91. The restricted stock units granted in 2011, 2012, and 2013 are scheduled to vest two years from grant date.

The following table presents information relating to the restricted stock units as of June 30, 2013:

Units
Balance at December 31, 2012	256,616
Granted	21,145
Forfeited	-
Vested	(66,539)
Balance at June 30, 2013	211,222

The compensation expense related to the restricted stock units was $492,000 for the three months ended June 30, 2013, compared to $409,000 for the three months ended June 30, 2012. For the six months ended June 30, compensation expense recorded related to the restricted stock units was $1.1 million in 2013 and $762,000 in 2012. Unrecognized stock-based compensation expense related to restricted stock units was $2.0 million at June 30, 2013, and is expected to be recognized over the next 1.3 years.

The following table summarizes the tax short-fall from share-based payment arrangements:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Short-fall of tax deductions in excess of grant-date fair value	$(11)	$-	$(80)	$(565)
Benefit of tax deductions on grant-date fair value	11	-	607	663
Total benefit of tax deductions	$-	$-	$527	$98

6. Investment Securities

Investment securities were $2.0 billion at June 30, 2013, compared to $2.1 billion at December 31, 2012. During the first quarter of 2013, due to the ongoing discussions regarding corporate income tax rates which could have a negative impact on the after-tax yields and fair values of the Company’s portfolio of municipal securities, the Company determined it may sell such securities in response to market conditions. As a result, the Company reclassified its municipal securities from securities held-to-maturity to securities available-for-sale. Concurrent with this reclassification, the Company also reclassified all other securities held-to-maturity, which together with the municipal securities had an amortized cost on the date of transfer of $722.5 million, to securities available-for-sale. At the reclassification date, a net unrealized gain was recorded in other comprehensive income for these securities totaling $40.5 million.

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of June 30, 2013, and December 31, 2012:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$409,849	$192	$6	$410,035
Mortgage-backed securities	1,430,373	20,153	45,178	1,405,348
Collateralized mortgage obligations	7,438	295	65	7,668
Asset-backed securities	132	1	-	133
Corporate debt securities	189,951	415	7,540	182,826
Mutual funds	6,000	-	161	5,839
Preferred stock of government sponsored entities	569	5,887	-	6,456
Total securities available-for-sale	$2,044,312	$26,943	$52,950	$2,018,305
Total investment securities	$2,044,312	$26,943	$52,950	$2,018,305

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
State and municipal securities	$129,037	$9,268	$-	$138,305
Mortgage-backed securities	634,757	40,801	-	675,558
Corporate debt securities	9,974	69	-	10,043
Total securities held-to-maturity	$773,768	$50,138	$-	$823,906

Securities Available-for-Sale
U.S. treasury securities	$509,748	$228	$5	$509,971
Mortgage-backed securities	404,505	12,194	5	416,694
Collateralized mortgage obligations	9,772	430	34	10,168
Asset-backed securities	145	-	4	141
Corporate debt securities	349,973	106	14,102	335,977
Mutual funds	6,000	79	-	6,079
Preferred stock of government sponsored entities	569	1,766	-	2,335
Trust preferred securities	9,964	151	-	10,115
Total securities available-for-sale	$1,290,676	$14,954	$14,150	$1,291,480
Total investment securities	$2,064,444	$65,092	$14,150	$2,115,386

The amortized cost and fair value of investment securities at June 30, 2013, by contractual maturities, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities available-for-sale
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$309,963	$310,155
Due after one year through five years	185,177	183,982
Due after five years through ten years	152,342	149,019
Due after ten years (1)	1,396,830	1,375,149
Total	$2,044,312	$2,018,305

(1) Equity securities are reported in this category

Proceeds from sales of mortgage-backed securities were $113.6 million and repayments, maturities and calls of mortgage-backed securities were $179.0 million during the first six months of 2013 compared to proceeds from sales of $179.5 million and repayments, maturities, and calls of $178.1 million during the same period a year ago. Proceeds from sales of other investment securities were $440.1 million during the first six months of 2013 compared to $41.1 million during the same period year ago. Proceeds from maturity and calls of other investment securities were $80.1 million during the first six months of 2013 compared to $470.8 million during the same period ago. Gains of $18.5 million and no losses of were realized on sales and calls of investment securities during the first six months of 2013 compared to gains of $5.2 million and losses of $608,000 realized for the same period a year ago.

The unrealized loss on investments in corporate bonds relates to the Company’s investment in 15 issues of bonds of financial institutions, all of which were investment grade at the date of acquisition and as of June 30, 2013. The unrealized losses for these now floating rate securities were primarily caused by the widening of credit spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that these bonds would not be settled at a price less than the amortized cost of the investment. Because the Company does not intend to sell and would not be required to sell these investments until a recovery of fair value, which may be at maturity, it does not consider its investments in these corporate bonds to be other-than-temporarily impaired at June 30, 2013.

The temporarily impaired securities represent 58.0% of the fair value of investment securities as of June 30, 2013. Unrealized losses for securities with unrealized losses for less than twelve months represent 4.3%, and securities with unrealized losses for twelve months or more represent 4.6%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rates or spreads subsequent to the date that these securities were purchased.

At June 30, 2013, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The table below shows the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of June 30, 2013, and December 31, 2012:

	June 30, 2013
	Temporarily impaired securities

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$99,918	$6	$-	$-	$99,918	$6
Mortgage-backed securities	901,227	45,174	160	2	901,387	45,176
Mortgage-backed securities-Non-agency	94	2	-	-	94	2
Collateralized mortgage obligations	67	2	332	63	399	65
Corporate debt securities	9,758	242	152,702	7,298	162,460	7,540
Mutual funds	5,839	161	-	-	5,839	161
Total securities available-for-sale	$1,016,903	$45,587	$153,194	$7,363	$1,170,097	$52,950
Total investment securities	$1,016,903	$45,587	$153,194	$7,363	$1,170,097	$52,950

	December 31, 2012
	Temporarily impaired securities

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Securities Held-to-Maturity
Total securities held-to-maturity	$-	$-	$-	$-	$-	$-
Securities Available-for-Sale
U.S. treasury securities	$49,969	$5	$-	$-	$49,969	$5
Mortgage-backed securities	231	1	170	1	401	2
Mortgage-backed securities-Non-agency	-	-	96	2	96	2
Collateralized mortgage obligations	-	-	439	35	439	35
Asset-backed securities	-	-	141	4	141	4
Corporate debt securities	52,468	2,532	253,430	11,570	305,898	14,102
Total securities available-for-sale	$102,668	$2,538	$254,276	$11,612	$356,944	$14,150
Total investment securities	$102,668	$2,538	$254,276	$11,612	$356,944	$14,150

Investment securities having a carrying value of $1.12 billion at June 30, 2013, and $1.45 billion at December 31, 2012, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, interest rate swaps, and foreign exchange transactions.

7. Loans

Most of the Company’s business activity is with Asian customers located in Southern and Northern California; New York City, New York; Houston and Dallas, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral.

The components of loans in the condensed consolidated balance sheets as of June 30, 2013, and December 31, 2012, were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Type of Loans:
Commercial loans	$2,210,761	$2,127,107
Residential mortgage loans	1,224,692	1,146,230
Commercial mortgage loans	3,909,559	3,768,452
Equity lines	182,855	193,852
Real estate construction loans	153,663	180,950
Installment and other loans	12,843	12,556
Gross loans	7,694,373	7,429,147

Less:
Allowance for loan losses	(179,733)	(183,322)
Unamortized deferred loan fees	(11,685)	(10,238)
Total loans, net	$7,502,955	$7,235,587

At June 30, 2013, recorded investment in impaired loans totaled $211.1 million and was comprised of non-accrual loans of $95.6 million, and accruing troubled debt restructured (“TDR”) loans of $115.5 million. At December 31, 2012, recorded investment in impaired loans totaled $248.6 million and was comprised of non-accrual loans of $103.9 million and accruing TDRs of $144.7 million. For impaired loans, the amounts previously charged off represent 23.7% at June 30, 2013, and 23.2% at December 31, 2012, of the contractual balances for impaired loans. The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	Impaired Loans
	Average Recorded Investment				Interest Income Recognized
	For the three months ended June 30,		For the six months ended June 30,		For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In thousands)
Commercial loans	$20,196	$29,970	$21,156	$37,556	$89	$32	$200	$62
Real estate construction loans	40,108	45,775	41,082	56,115	66	111	132	221
Commercial mortgage loans	141,285	179,835	151,713	182,351	1,501	1,849	2,863	3,115
Residential mortgage and equity lines	18,050	19,177	17,924	18,446	107	38	215	76
Total	$219,639	$274,757	$231,875	$294,468	$1,763	$2,030	$3,410	$3,474

The following table presents impaired loans and the related allowance for credit losses as of the dates indicated:

	Impaired Loans
	June 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$17,027	$13,335	$-	$29,359	$18,963	$-
Real estate construction loans	28,983	16,652	-	9,304	7,277	-
Commercial mortgage loans	134,815	105,193	-	189,871	152,957	-
Residential mortgage and equity lines	3,624	3,615	-	4,303	4,229	-
Subtotal	$184,449	$138,795	$-	$232,837	$183,426	$-
With allocated allowance
Commercial loans	$11,602	$6,928	$1,568	$7,804	$4,959	$1,467
Real estate construction loans	27,789	18,636	4,995	54,718	34,856	8,158
Commercial mortgage loans	36,808	32,777	5,342	14,163	12,928	1,336
Residential mortgage and equity lines	15,948	13,941	874	14,264	12,428	1,222
Subtotal	$92,147	$72,282	$12,779	$90,949	$65,171	$12,183
Total impaired loans	$276,596	$211,077	$12,779	$323,786	$248,597	$12,183

The following table presents the aging of the loan portfolio by type as of June 30, 2013, and as of December 31, 2012:

	June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$7,644	$9,882	$-	$14,029	$31,555	$2,179,206	$2,210,761
Real estate construction loans	-	-	-	29,454	29,454	124,209	153,663
Commercial mortgage loans	24,860	4,094	-	41,860	70,814	3,838,745	3,909,559
Residential mortgage loans	1,699	1,315	-	10,270	13,284	1,394,263	1,407,547
Installment and other loans	-	-	-	-	-	12,843	12,843
Total loans	$34,203	$15,291	$-	$95,613	$145,107	$7,549,266	$7,694,373

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$16,832	$1,610	$630	$19,958	$39,030	$2,088,077	$2,127,107
Real estate construction loans	-	1,471	-	36,299	37,770	143,180	180,950
Commercial mortgage loans	21,570	3,627	-	35,704	60,901	3,707,551	3,768,452
Residential mortgage loans	5,324	1,972	-	11,941	19,237	1,320,845	1,340,082
Installment and other loans	-	-	-	-	-	12,556	12,556
Total loans	$43,726	$8,680	$630	$103,902	$156,938	$7,272,209	$7,429,147

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

A troubled debt restructuring is a formal modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including a change in the stated interest rate, a reduction in the loan balance or accrued interest, or an extension of the maturity date that causes significant delay in payment.

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

At June 30, 2013, accruing TDRs were $115.5 million and non-accrual TDRs were $48.5 million compared to accruing TDRs of $144.7 million and non-accrual TDRs of $47.7 million at December 31, 2012. The Company allocated specific reserves of $5.2 million to accruing TDRs and $4.6 million to non-accrual TDRs at June 30, 2013, and $1.1 million to accruing TDRs and $7.8 million to non-accrual TDRs at December 31, 2012. The following table presents TDRs that were modified during the first six months of 2013 and 2012, their specific reserve at June 30, 2013, and charge-offs during the first six months of 2013 and 2012:

	Six months ended June 30, 2013				June 30, 2013
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	4	4,006	4,006	$-	$55
Commercial mortgage loans	2	1,175	1,175	-	9
Residential mortgage and equity lines	10	3,459	3,381	78	155
Total	16	$8,640	$8,562	$78	$219

	Six months ended June 30, 2012				June 30, 2012
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	5	$1,988	$1,988	$-	$60
Commercial mortgage loans	12	44,619	40,940	3,679	-
Residential mortgage and equity lines	3	1,802	1,802	-	14
Total	20	$48,409	$44,730	$3,679	$74

Modifications of the loan terms during the first six months of 2013 were in the form of changes in the stated interest rate, and in payment terms to interest only from principal and interest or reduction in monthly payment amount, multiple note structure, and waiver of late charges and collection fees.  The length of time for which modifications involving a reduction of the stated interest rate or changes in payment terms that were documented ranged from twelve months to three years from the modification date.

We expect that the TDR loans on accruing status as of June 30, 2013, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. A summary of TDRs by type of concession, and by type of loan as of June 30, 2013, and December 31, 2012, is shown below:

`

	June 30, 2013
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$473	$2,969	$2,793	$6,235
Real estate construction loans	-	-	5,834	5,834
Commercial mortgage loans	12,800	16,143	67,166	96,109
Residential mortgage loans	1,998	1,602	3,686	7,286
Total accruing TDRs	$15,271	$20,714	$79,479	$115,464

	June 30, 2013
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$2,330	$1,433	$-	$3,763
Real estate construction loans	-	16,388	-	9,375	25,763
Commercial mortgage loans	1,514	1,840	-	11,869	15,223
Residential mortgage loans	258	2,483	-	1,034	3,775
Total non-accrual TDRs	$1,772	$23,041	$1,433	$22,278	$48,524

	December 31, 2012
Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$531	$3,020	$-	$413	$3,964
Real estate construction loans	-	-	-	5,834	5,834
Commercial mortgage loans	27,003	16,656	739	85,783	130,181
Residential mortgage loans	1,461	1,024	-	2,231	4,716
Total accruing TDRs	$28,995	$20,700	$739	$94,261	$144,695

	December 31, 2012
Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$912	$-	$1,518	$-	$2,430
Real estate construction loans	-	16,767	9,579	-	-	26,346
Commercial mortgage loans	1,685	2,817	5,746	-	5,076	15,324
Residential mortgage loans	275	2,010	586	-	760	3,631
Total non-accrual TDRs	$1,960	$22,506	$15,911	$1,518	$5,836	$47,731

The activity within our TDR loans for the periods indicated are shown below:

	Three months ended June 30,		Six months ended June 30,
Accruing TDRs	2013	2012	2013	2012
	(In thousands)
Beginning balance	$130,215	$143,233	$144,695	$120,016
New restructurings	-	17,047	4,816	38,759
Restructured loans restored to accrual status	824	-	1,454	2,853
Charge-offs	(78)	-	(78)	-
Payments	(15,497)	(1,207)	(33,389)	(2,555)
Restructured loans placed on nonaccrual	-	(5,824)	(2,034)	(5,824)
Ending balance	$115,464	$153,249	$115,464	$153,249

	Three months ended June 30,		Six months ended June 30,
Non-accrual TDRs	2013	2012	2013	2012
	(In thousands)
Beginning balance	$49,878	$21,543	$47,731	$50,870
New restructurings	1,686	733	3,748	5,971
Restructured loans placed on nonaccrual	-	5,824	2,034	5,824
Charge-offs	(254)	(267)	(933)	(4,285)
Payments	(1,962)	(4,548)	(2,602)	(32,242)
Restructured loans restored to accrual status	(824)	-	(1,454)	(2,853)

Ending balance	$48,524	$23,285	$48,524	$23,285

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  One land loan of $1.8 million and two commercial loans of $111,000 were modified as TDRs during the previous twelve months and subsequently defaulted as of June 30, 2013, within the three months and six months ended June 30, 2013.  One of these three TDRs incurred a charge-off amounting to $254,000 within the twelve month period.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of June 30, 2013, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

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

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following table presents loan portfolio by risk rating as of June 30, 2013, and as of December 31, 2012:

	June 30, 2013
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,015,694	$100,317	$90,936	$3,814	$2,210,761
Real estate construction loans	115,033	-	36,382	2,248	153,663
Commercial mortgage loans	3,495,985	150,281	263,052	241	3,909,559
Residential mortgage and equity lines	1,392,746	708	13,976	117	1,407,547
Installment and other loans	12,843	-	-	-	12,843

Total gross loans	$7,032,301	$251,306	$404,346	$6,420	$7,694,373

	December 31, 2012
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$1,944,989	$76,776	$94,077	$11,265	$2,127,107
Real estate construction loans	109,269	18,000	45,171	8,510	180,950
Commercial mortgage loans	3,344,783	162,455	261,214	-	3,768,452
Residential mortgage and equity lines	1,322,768	816	16,084	414	1,340,082
Installment and other loans	12,556	-	-	-	12,556

Total gross loans	$6,734,365	$258,047	$416,546	$20,189	$7,429,147

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of June 30, 2013, and as of December 31, 2012.

		Real Estate	Commercial	Residential
	Commercial	Construction	Mortgage	Mortgage Loans	Installment and
	Loans	Loans	Loans	and Equity Lines	Other Loans	Total
	(In thousands)
June 30, 2013
Loans individually evaluated for impairment
Allowance	$1,568	$4,995	$5,342	$874	$-	$12,779
Balance	$20,263	$35,288	$137,970	$17,556	$-	$211,077

Loans collectively evaluated for impairment
Allowance	$62,811	$8,760	$84,336	$11,018	$29	$166,954
Balance	$2,190,498	$118,375	$3,771,589	$1,389,991	$12,843	$7,483,296

Total allowance	$64,379	$13,755	$89,678	$11,892	$29	$179,733
Total balance	$2,210,761	$153,663	$3,909,559	$1,407,547	$12,843	$7,694,373

December 31, 2012
Loans individually evaluated for impairment
Allowance	$1,467	$8,158	$1,336	$1,222	$-	$12,183
Balance	$23,922	$42,133	$165,885	$16,657	$-	$248,597

Loans collectively evaluated for impairment
Allowance	$64,634	$14,859	$81,137	$10,481	$28	$171,139
Balance	$2,103,185	$138,817	$3,602,567	$1,323,425	$12,556	$7,180,550

Total allowance	$66,101	$23,017	$82,473	$11,703	$28	$183,322
Total balance	$2,127,107	$180,950	$3,768,452	$1,340,082	$12,556	$7,429,147

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2013, and June 30, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended June 30, 2013 and 2012
	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage and Equity Line	Installment and Other Loans	Total
	(In thousands)

March 31, 2012 Ending Balance	60,404	17,992	106,175	10,122	50	194,743
Provision/(credit) for possible credit losses	8,171	(2,972)	(10,906)	671	6	(5,030)
Charge-offs	(2,133)	(251)	(1,458)	(550)	-	(4,392)
Recoveries	153	1,591	5,198	11	-	6,953
Net (charge-offs)/recoveries	(1,980)	1,340	3,740	(539)	-	2,561
June 30, 2012 Ending Balance	$66,595	$16,360	$99,009	$10,254	$56	$192,274

March 31, 2013 Ending Balance	$61,056	$20,697	$84,816	$12,091	$32	$178,692

Provision/(credit) for possible credit losses	4,389	(7,883)	3,677	(67)	(14)	102
Charge-off	(1,690)	-	(2,041)	(196)	-	(3,927)
Recoveries	624	941	3,226	64	11	4,866
Net (charge-offs)/recoveries	(1,066)	941	1,185	(132)	11	939
June 30, 2013 Ending Balance	$64,379	$13,755	$89,678	$11,892	$29	$179,733

Six months ended June 30, 2013 and 2012
	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage and Equity Line	Installment and Other Loans	Total
	(In thousands)

2012 Beginning Balance	$65,658	$21,749	$108,021	$10,795	$57	$206,280

Provision/(credit) for possible credit losses	7,130	(9,411)	(6,587)	410	21	(8,437)

Charge-offs	(7,092)	(1,126)	(9,681)	(1,328)	(25)	(19,252)
Recoveries	899	5,148	7,256	377	3	13,683
Net (charge-offs)/recoveries	(6,193)	4,022	(2,425)	(951)	(22)	(5,569)

June 30, 2012 Ending Balance	$66,595	$16,360	$99,009	$10,254	$56	$192,274
Reserve for impaired loans	$3,687	$-	$1,896	$1,659	$-	$7,242
Reserve for non-impaired loans	$62,908	$16,360	$97,113	$8,595	$56	$185,032
Reserve for off-balance sheet credit commitments	$747	$617	$104	$35	$2	$1,505

2013 Beginning Balance	$66,101	$23,017	$82,473	$11,703	$28	$183,322

Provision/(credit) for possible credit losses	1,079	(10,282)	6,645	728	(10)	(1,840)

Charge-offs	(4,380)	-	(3,031)	(606)	-	(8,017)
Recoveries	1,579	1,020	3,591	67	11	6,268
Net (charge-offs)/recoveries	(2,801)	1,020	560	(539)	11	(1,749)

June 30, 2013 Ending Balance	$64,379	$13,755	$89,678	$11,892	$29	$179,733
Reserve for impaired loans	$1,568	$4,995	$5,342	$874	$-	$12,779
Reserve for non-impaired loans	$62,811	$8,760	$84,336	$11,018	$29	$166,954
Reserve for off-balance sheet credit commitments	$924	$273	$1,972	$33	$1	$3,203

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

9. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $950.0 million with a weighted average rate of 3.80% at June 30, 2013, compared to $1.3 billion with a weighted average rate of 3.84% at December 31, 2012. In 2012, the Company modified $200.0 million of securities sold under agreements to repurchase by extending the term by an additional four years on average, reducing the rate by an average of 168 basis points and removing the callable feature. In 2012, the Company prepaid securities sold under agreements to repurchase totaling $150 million with a weighted average rate of 4.43% and incurred prepayment penalties of $9.4 million. In the first six months of 2013, the Company prepaid securities sold under agreements to repurchase totaling $300 million with a weighted average rate of 3.97% and incurred prepayment penalties of $15.7 million. Five floating-to-fixed rate agreements totaling $300.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 200 basis points to the three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.78% to 5.07%. After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Nine fixed-to-floating rate agreements totaling $450.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months. For the remaining term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The table below provides summary data for the $750 million of callable securities sold under agreements to repurchase as of June 30, 2013:

(Dollars in millions)	Fixed-to-floating					Floating-to-fixed		Total
Rate type	Float Rate					Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.75%	3.50%	3.50%	3.53%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%	0.0%
No. of agreements	1	3	3	1	1	1	4	14
Amount	$50.0	$150.0	$150.0	$50.0	$50.0	$100.0	$200.0	$750.0
Weighted average rate	3.75%	3.50%	3.50%	3.53%	3.25%	4.78%	5.00%	4.07%
Final maturity	2014	2014	2015	2015	2015	2014	2017

The table below provides summary data for non-callable fixed rate securities sold under agreements to repurchase as of June 30, 2013:

Maturity	No. of Agreements	Amount (In thousands)	Weighted Average Interest Rate
3 years to 5 years	3	$150,000	2.71%
Over 5 years	1	50,000	2.98%
Total	4	$200,000	2.78%

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.1 billion as of June 30, 2013, and $1.4 billion as of December 31, 2012.

10. Income Taxes

Income tax expense totaled $33.5 million, or an effective tax rate of 36.3%, for the first six months of 2013, compared to an income tax expense of $33.2 million, or an effective tax rate of 36.1%, for the same period a year ago. The effective tax rate includes the impact of the utilization of low income housing tax credits and recognition of other tax credits for both years.

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

11. Fair Value Measurements

The Company adopted ASC Topic 820 on January 1, 2008, and determined the fair values of our financial instruments based on the following:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.

●

Level 2 - Observable prices in active markets for similar assets or liabilities; prices for identical or similar assets or liabilities in markets that are not active; directly observable market inputs for substantially the full term of the asset and liability; market inputs that are not directly observable but are derived from or corroborated by observable market data.

●	Level 3 – Unobservable inputs based on the Company’s own judgments about the assumptions that a market participant would use.

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

Goodwill. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The two-step impairment testing process, if needed, begins by assigning net assets and goodwill to the three reporting units— Commercial Lending, Retail Banking, and East Coast Operations.  The Company then completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary.  If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment.  Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill.  The implied fair value of goodwill is computed by assuming that all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill.  This adjusted goodwill balance is the implied fair value used in step two.  An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value. In connection with the determination of fair value, certain data and information is utilized, including earnings forecasts at the reporting unit level for the next four years.  Other key assumptions include terminal values based on future growth rates and discount rates for valuing the cash flows, which have inputs for the risk-free rate, market risk premium and adjustments to reflect inherent risk and required market returns. Because of the significance of unobservable inputs in the valuation of goodwill impairment, goodwill subject to nonrecurring fair value adjustments is classified as a Level 3 measurement.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, and December 31, 2012:

June 30, 2013	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$410,035	$-	$-	$410,035
Mortgage-backed securities	-	1,405,348	-	1,405,348
Collateralized mortgage obligations	-	7,668	-	7,668
Asset-backed securities	-	133	-	133
Corporate debt securities	-	182,826	-	182,826
Mutual funds	5,839	-	-	5,839
Preferred stock of government sponsored entities	-	6,456	-	6,456
Total securities available-for-sale	415,874	1,602,431	-	2,018,305
Trading securities	-	4,816	-	4,816
Warrants	-	-	72	72
Option contracts	-	55	-	55
Foreign exchange contracts	-	3,177	-	3,177
Total assets	$415,874	$1,610,479	$72	$2,026,425

Liabilities

Foreign exchange contracts	$-	$6,233	$-	$6,233
Total liabilities	$-	$6,233	$-	$6,233

December 31, 2012	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury securities	$509,971	$-	$-	$509,971
Mortgage-backed securities	-	416,694	-	416,694
Collateralized mortgage obligations	-	10,168	-	10,168
Asset-backed securities	-	141	-	141
Corporate debt securities	-	335,977	-	335,977
Mutual funds	6,079	-	-	6,079
Preferred stock of government sponsored entities	-	2,335	-	2,335
Trust preferred securities	10,115	-	-	10,115
Total securities available-for-sale	526,165	765,315	-	1,291,480
Trading securities	-	4,703	-	4,703
Warrants	-	-	104	104
Foreign exchange contracts	-	2,924	-	2,924
Total assets	$526,165	$772,942	$104	$1,299,211

Liabilities

Option contracts	$-	$2	$-	$2
Foreign exchange contracts	-	1,586	-	1,586
Total liabilities	$-	$1,588	$-	$1,588

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $72,000 at June 30, 2013, compared to $104,000 at December 31, 2012. The fair value adjustment of warrants was included in other operating income in the second quarter of 2013.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at June 30, 2013, the following table provides the level of valuation assumptions used to determine each adjustment the carrying value of the related individual assets as of June 30, 2013, and December 31, 2012, and the total losses/(gains) for the periods indicated:

	June 30, 2013				Total Losses/(gains)
	Fair Value Measurements Using			Total at	Three Months ended		Six Months ended
	Level 1	Level 2	Level 3	Fair Value	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$-	$-	$5,360	$5,360	$-	$6	$463	$865
Commercial mortgage loans	-	-	27,389	27,389	65	-	106	-
Construction- residential	-	-	500	500	-	-	-	-
Construction- other	-	-	13,141	13,141	-	-	-	-
Real estate loans	-	-	-	-	-	266	-	301
Residential mortgage and equity lines	-	-	13,067	13,067	31	148	220	551
Land loans	-	-	47	47	-	-	48	-
Total impaired loans	-	-	59,504	59,504	96	420	837	1,717
Other real estate owned (1)	-	38,843	421	39,264	(1,312)	4,903	(1,378)	7,727
Investments in venture capital	-	-	9,037	9,037	119	50	211	187
Equity investments	142	-	-	142	-	43	-	43
Total assets	$142	$38,843	$68,962	$107,947	$(1,097)	$5,416	$(330)	$9,674

(1) Other real estate owned balance of $46.7 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	December 31, 2012				Total Losses
	Fair Value Measurements Using			Total at	Twelve months ended
	Level 1	Level 2	Level 3	Fair Value	December 31, 2012	December 31, 2011
	(In thousands)
Assets
Impaired loans by type:
Commercial loans	$-	$-	$3,492	$3,492	$-	$877
Commercial mortgage loans	-	-	11,295	11,295	440	-
Construction- residential	-	-	500	500	-	-
Construction- other	-	-	46,153	46,153	65	-
Residential mortgage and equity lines	-	-	11,206	11,206	605	820
Land loans	-	-	297	297	162	46
Total impaired loans	-	-	72,943	72,943	1,272	1,743
Other real estate owned (1)	-	27,149	4,841	31,990	10,904	7,003
Investments in venture capital	-	-	9,001	9,001	309	379
Equity investments	142	-	-	142	181	200
Total assets	$142	$27,149	$86,785	$114,076	$12,666	$9,325

(1) Other real estate owned balance of $46.4 million in the condensed consolidated balance sheet is net of estimated disposal costs.

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

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are the expected life of warrant ranging from 1 to 4 years, risk-free interest rate from 0.38% to 1.05%, and stock volatility from 10.4% to 16.7%.

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

Advances from Federal Home Loan Bank (“FHLB”). The fair value of the advances is based on quotes from the FHLB to settle the advances, a Level 2 measurement.

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

Off-Balance-Sheet Financial Instruments. The fair value of commitments to extend credit, standby letters of credit, and financial guarantees written were estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. The fair value of guarantees and letters of credit was based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. The fair value of off-balance-sheet financial instruments was based on the assumptions that a market participant would use, a Level 3 measurement.

Fair value was estimated in accordance with ASC Topic 825, formerly SFAS 107. Fair value estimates were made at specific points in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates were subjective in nature and involved uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The following table presents the estimated fair value of financial instruments as of June 30, 2013, and as of December 31, 2012:

	June 30,2013		31-Dec-12
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$133,003	$133,003	$144,909	$144,909
Short-term investments	139,840	139,840	411,983	411,983
Securities held-to-maturity	-	-	773,768	823,906
Securities available-for-sale	2,018,305	2,018,305	1,291,480	1,291,480
Trading securities	4,816	4,816	4,703	4,703
Loans, net	7,502,955	7,418,305	7,235,587	7,169,732
Investment in Federal Home Loan Bank stock	32,918	32,918	41,272	41,272
Warrants	72	72	104	104

	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	$510	$55	$105	$-
Foreign exchange contracts	210,727	3,177	188,145	2,924

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Deposits	$7,710,521	$7,711,375	$7,383,225	$7,389,015
Securities sold under agreements to repurchase	950,000	1,019,835	1,250,000	1,361,585
Advances from Federal Home Loan Bank	126,200	126,310	146,200	146,789
Other borrowings	19,190	14,680	18,713	14,573
Long-term debt	171,136	97,375	171,136	98,392

	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	$-	$-	$104	$2
Foreign exchange contracts	233,122	6,233	133,669	1,586

	Notional Amount	Fair Value	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,856,698	$(2,281)	$1,740,463	$(1,875)
Standby letters of credit	48,282	(156)	44,672	(204)
Other letters of credit	65,758	(33)	71,073	(34)
Bill of lading guarantees	187	-	77	-

The following table presents the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already included on the condensed consolidated balance sheets at fair value as of June 30, 2013, and December 31, 2012.

	June 30, 2013
	Estimated Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$133,003	$133,003	$-	$-
Short-term investments	139,840	139,840	-	-
Securities available-for-sale	2,018,305	415,874	1,602,431	-
Trading securities	4,816	-	4,703	113
Loans, net	7,418,305	-	-	7,418,305
Investment in Federal Home Loan Bank stock	32,918	-	32,918	-
Warrants	72	-	-	72
Financial Liabilities
Deposits	7,716,124	-	-	7,716,124
Securities sold under agreements to repurchase	1,019,835	-	1,019,835	-
Advances from Federal Home Loan Bank	126,310	-	126,310	-
Other borrowings	14,680	-	-	14,680
Long-term debt	97,375	-	97,375	-

	December 31, 2012
	Estimated Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$144,909	$144,909	$-	$-
Short-term investments	411,983	411,983	-	-
Securities held-to-maturity	823,906	-	823,906	-
Securities available-for-sale	1,291,480	526,165	765,315	-
Trading securities	4,703	-	4,703	-
Loans, net	7,169,732	-	-	7,169,732
Investment in Federal Home Loan Bank stock	41,272	-	41,272	-
Warrants	104	-	-	104
Financial Liabilities
Deposits	7,389,015	-	-	7,389,015
Securities sold under agreements to repurchase	1,361,585	-	1,361,585	-
Advances from Federal Home Loan Bank	146,789	-	146,789	-
Other borrowings	14,573	-	-	14,573
Long-term debt	98,392	-	98,392	-

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

At June 30, 2013, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

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

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counter parties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At June 30, 2013, the notional amount of option contracts totaled $510,000 with a net positive fair value of $55,000. Spot and forward contracts in the total notional amount of $210.7 million had a positive fair value of $3.2 million at June 30, 2013. Spot and forward contracts in the total notional amount of $233.1 million had a negative fair value of $6.2 million at June 30, 2013. At December 31, 2012, the notional amount of option contracts totaled $209,000 with a net negative fair value of $2,000. Spot and forward contracts in the total notional amount of $188.1 million had a positive fair value of $2.9 million at December 31, 2012. Spot and forward contracts in the total notional amount of $133.7 million had a negative fair value of $1.6 million at December 31, 2012.

15. Balance Sheet Offsetting

Certain financial instruments, including resell and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. The Company’s securities sold with agreement to repurchase and derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset such financial instruments for financial reporting purposes.

Financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2013, and December 31, 2012, are presented in the following tables:

				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
June 30, 2013
Securities sold under agreements to repurchase	$950,000	$-	$950,000	$-	$(950,000)	$-

December 31, 2012
Securities sold under agreements to repurchase	$1,250,000	$-	$1,250,000	$-	$(1,250,000)	$-

16. Stockholders’ Equity

Total equity was $1.54 billion at June 30, 2013, a decrease of $90.1 million, or 5.5%, from $1.63 billion at December 31, 2012, primarily due to the redemption on March 20, 2013, of $129 million, or 50%, of Bancorp’s Series B Preferred Stock issued under the U.S. Treasury's TARP Capital Purchase Program and increases in unrealized losses on securities available for sale of $15.5 million offset by increases of $59.1 million in net income. A $1.3 million noncash charge associated with the redemption of Series B Preferred Stock was reflected in net income available to common stockholders.

The accumulated other comprehensive loss as of June 30, 2013, was all from unrealized losses on securities available-for-sale. Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months and six months ended June 30, 2013, was as follows:

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Pre-tax	Tax expense	Net-of-tax	Pre-tax	Tax expense	Net-of-tax
	(In thousands)
Beginning balance, net of tax			$23,477			$465
Net unrealized losses arising during the period	$(54,334)	$(22,842)	$(31,492)	$(46,391)	$(19,503)	$(26,888)
Reclassification adjustment for net securities losses included in net income	(12,177)	(5,119)	(7,058)	(18,469)	(7,764)	(10,705)
Net unrealized gains arising from transferring securities held-to-maturity to available-for-sale	-	-	-	38,052	15,997	22,055
Total other comprehensive income	$(66,511)	$(27,961)	$(38,550)	$(26,808)	$(11,270)	$(15,538)
Ending balance, net of tax			$(15,073)			$(15,073)

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

Accounting for other real estate owned involves significant judgments and assumptions by management, which have a material impact on the value of other real estate owned and noninterest expense recorded in the financial statements. The judgments and assumptions used by management are described in “Valuation of Other Real Estate Owned (OREO)” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Highlights

●	Strong loan growth of $330 million, or 4.5%, to $7.69 billion at June 30, 2013, from $7.36 billion at March 31, 2013.
●	Conversion to a new core processing system on July 15, 2013

Quarterly Statement of Operations Review

Net Income

Net income available to common stockholders for the quarter ended June 30, 2013, was $27.8 million, an increase of $2.1 million, or 8.2%, compared to a net income available to common stockholders of $25.7 million for the same quarter a year ago. Diluted earnings per share available to common stockholders for the quarter ended June 30, 2013, was $0.35 compared to $0.33 for the same quarter a year ago due primarily to increases in gains on sale of securities and decreases in other real estate owned (“OREO”) expenses offset by increases in costs associated with debt redemption and the reversal for credit losses in 2012.

Return on average stockholders’ equity was 7.74% and return on average assets was 1.15% for the quarter ended June 30, 2013, compared to a return on average stockholders’ equity of 7.72% and a return on average assets of 1.13% for the same quarter a year ago.

Financial Performance

	Three months ended June 30,
	2013	2012
Net income	$29.9 million	$29.9 million
Net income available to common stockholders	$27.8 million	$25.7 million
Basic earnings per common share	$0.35	$0.33
Diluted earnings per common share	$0.35	$0.33
Return on average assets	1.15%	1.13%
Return on average total stockholders' equity	7.74%	7.72%
Efficiency ratio	53.53%	53.21%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $874,000, or 1.1%, to $80.0 million during the second quarter of 2013 compared to $79.1 million during the same quarter a year ago. The increase was due primarily to the decrease in interest expense from time deposits and securities sold under agreements to repurchase offset by the decrease in interest income from investment securities.

The net interest margin, on a fully taxable-equivalent basis, was 3.30% for the second quarter of 2013, compared to 3.35% for the first quarter of 2013, and 3.24% for the second quarter of 2012. The decrease in the interest expense on time deposits and securities sold under agreements to repurchase offset by decrease in earnings on investment securities and loans contributed to the increase in the net interest margin compared to the second quarter of 2012. The net interest margin for the first quarter of 2013 was favorably impacted by a higher than normal amount of interest recognized on payoff of loans that had been on nonaccrual status.

For the second quarter of 2013, the yield on average interest-earning assets was 4.16%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities was 1.11%, and the cost of interest bearing deposits was 0.63%. In comparison, for the second quarter of 2012, the yield on average interest-earning assets was 4.39%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities was 1.45%, and the cost of interest bearing deposits was 0.80%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, increased 11 basis points to 3.05% for the quarter ended June 30, 2013, from 2.94% for the same quarter a year ago, primarily for the reasons discussed above.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended June 30, 2013, and 2012. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities

	Three months ended June 30,
	2013			2012
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Commercial loans	$2,053,347	$20,565	4.02%	$1,860,049	$19,758	4.27%
Residential mortgage loans	1,388,792	16,214	4.67	1,195,940	14,766	2.47
Commercial mortgage loans	3,829,999	48,980	5.13	3,683,733	51,575	5.63
Real estate construction loans	156,135	2,085	5.36	182,287	2,554	5.64
Other loans and leases	13,599	35	1.03	16,629	108	2.61
Total loans and leases (1)	7,441,872	87,879	4.74	6,938,638	88,761	5.15
Taxable securities	2,050,533	12,332	2.41	2,353,629	17,166	2.93
Tax-exempt securities (3)	11,051	43	1.56	131,085	1,599	4.91
Federal Home Loan Bank stock	35,186	342	3.90	49,197	66	0.54
Interest bearing deposits	191,253	281	0.59	400,372	537	0.54
Federal funds sold and securities purchased under agreements to resell	2	-	-	30,989	11	0.14
Total interest-earning assets	9,729,897	100,877	4.16	9,903,910	108,140	4.39
Non-interest earning assets:
Cash and due from banks	159,317			117,923
Other non-earning assets	744,150			817,469
Total non-interest earning assets	903,467			935,392
Less: Allowance for loan losses	(179,409)			(194,542)
Deferred loan fees	(11,208)			(8,143)
Total assets	$10,442,747			$10,636,617

Interest bearing liabilities:
Interest bearing demand accounts	$622,998	$248	0.16	$493,800	$186	0.15
Money market accounts	1,137,452	1,592	0.56	1,019,393	1,452	0.57
Savings accounts	513,781	97	0.08	446,147	95	0.09
Time deposits	3,974,923	7,879	0.80	4,312,129	10,777	1.01
Total interest-bearing deposits	6,249,154	9,816	0.63	6,271,469	12,510	0.80

Securities sold under agreements to repurchase	1,042,308	9,982	3.84	1,400,000	14,598	4.19
Other borrowings	70,836	145	0.82	39,368	69	0.70
Long-term debt	171,136	924	2.17	171,136	1,284	3.02
Total interest-bearing liabilities	7,533,434	20,867	1.11	7,881,973	28,461	1.45
Non-interest bearing liabilities:
Demand deposits	1,278,311			1,110,988
Other liabilities	71,726			80,262
Total equity	1,559,276			1,563,394
Total liabilities and equity	$10,442,747			$10,636,617
Net interest spread (4)			3.05%			2.94%
Net interest income (4)		$80,010			$79,679
Net interest margin (4)			3.30%			3.24%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)
	Three months ended June 30, 2013-2012 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	6,345	(7,227)	(882)
Taxable securities	(2,031)	(2,803)	(4,834)
Tax-exempt securities (2)	(892)	(664)	(1,556)
Federal Home Loan Bank stock	(24)	300	276
Deposits with other banks	(303)	47	(256)
Federal funds sold and securities purchased under agreements to resell	(11)	-	(11)
Total decrease in interest income	3,084	(10,347)	(7,263)

Interest-bearing liabilities:
Interest bearing demand accounts	51	11	62
Money market accounts	169	(29)	140
Savings accounts	14	(12)	2
Time deposits	(789)	(2,109)	(2,898)
Securities sold under agreements to repurchase	(3,473)	(1,143)	(4,616)
Other borrowed funds	63	13	76
Long-term debts	-	(360)	(360)
Total decrease in interest expense	(3,965)	(3,629)	(7,594)
Changes in net interest income	$7,049	$(6,718)	$331

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)

The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis using a statutory Federal income tax rate of 35%.

Provision for Credit Losses

There was no provision for credit losses for the second quarter of 2013 compared to a credit of $5.0 million in the second quarter of 2012. The provision for credit losses was based on the review of the adequacy of the allowance for loan losses at June 30, 2013. The provision or reversal for credit losses represents the charge against or benefit toward current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio, including unfunded commitments. The following table summarizes the charge-offs and recoveries for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Charge-offs:
Commercial loans	$1,690	$2,133	$4,380	$7,092
Construction loans- residential	-	251	-	391
Construction loans- other	-	-	-	735
Real estate loans (1)	1,189	1,983	2,319	10,910
Real estate- land loans	1,048	25	1,318	99
Installment and other loans	-	-	-	25
Total charge-offs	3,927	4,392	8,017	19,252
Recoveries:
Commercial loans	624	153	1,579	899
Construction loans- residential	108	1,364	154	3,263
Construction loans- other	833	227	866	1,885
Real estate loans (1)	2,645	4,836	3,004	6,467
Real estate- land loans	645	373	654	1,166
Installment and other loans	11	-	11	3
Total recoveries	4,866	6,953	6,268	13,683
Net (recoveries)/charge-offs	$(939)	$(2,561)	$1,749	$5,569

(1) Real estate loans include commercial mortgage loans, residential mortgage loans and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $20.4 million for the second quarter of 2013, an increase of $10.5 million, or 107%, compared to $9.9 million for the second quarter of 2012. The increase in non-interest income in the second quarter of 2013 was primarily due to an increase of $9.8 million from gains on sale of securities and an increase of $625,000 in commissions from wealth management.

Non-Interest Expense

Non-interest expense increased $6.4 million, or 13.5%, to $53.7 million in the second quarter of 2013 compared to $47.3 million in the same quarter a year ago. The efficiency ratio was 53.53% in the second quarter of 2013 compared to 53.21% for the same quarter a year ago.

Prepayment penalties increased to $10.1 million in the second quarter of 2013 compared to zero in the same quarter a year ago. The Company prepaid securities sold under agreements to repurchase of $200.0 million in the second quarter of 2013. Salaries and employee benefits increased $1.5 million, or 7.4%, in the second quarter of 2013 compared to the same quarter a year ago primarily due to the hiring of new employees as well as an increase in the number of temporary employees assisting in the core system conversion. Professional expense increased $1.7 million to $6.9 million in the second quarter of 2013 compared to $5.2 million in the same quarter a year ago primarily due to higher legal collection expenses of $738,000 and higher consulting expenses of $1.1 million. Offsetting the above increases was a $7.3 million decrease in OREO expenses. Decreases in the OREO writedowns of $5.6 million and OREO operating expenses of $1.4 million contributed primarily to the decrease in OREO expenses.

Income Taxes

The effective tax rate for the second quarter of 2013 was 35.7% compared to 35.8% in the second quarter of 2012. The effective tax rate includes the impact of the utilization of low income housing tax credits and the recognition of other tax credits.

Year-to-Date Statement of Operations Review

Net income attributable to common stockholders for the six months ended June 30, 2013, was $51.5 million, an increase of $1.0 million, or 1.9%, compared to net income attributable to common stockholders of $50.5 million for the same period a year ago due primarily to increases in gains on sale of securities, decreases in OREO expenses, and increases in commissions from wealth management, offset by decreases in the reversal for credit losses, increases in prepayment penalties on the prepayment of securities sold under an agreement to repurchase, increases in salaries and incentive compensation expense, increases in consulting expense, and increases in legal and collection expense. Diluted earnings per share was $0.65 compared to $0.64 per share for the same period a year ago. The net interest margin for the six months ended June 30, 2013, increased 5 basis points to 3.33% compared to 3.28% for the same period a year ago.

Return on average stockholders’ equity was 7.47% and return on average assets was 1.13% for the six months ended June 30, 2013, compared to a return on average stockholders’ equity of 7.67% and a return on average assets of 1.12% for the same period of 2012. The efficiency ratio for the six months ended June 30, 2013, was 52.64% compared to 53.35% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the six months ended June 30, 2013, and 2012. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Six months ended June 30,
	2013			2012
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate (1)(2)	Balance	Expense	Rate (1)(2)
Interest earning assets:
Commercial loans	$2,063,530	$41,333	4.04%	$1,858,694	$39,124	4.23%
Residential mortgage loans	1,373,156	32,156	4.68	1,189,729	29,796	5.01
Commercial mortgage loans	3,795,783	98,686	5.24	3,692,843	104,987	5.72
Real estate construction loans	168,626	4,472	5.35	209,029	5,356	5.15
Other loans and leases	13,426	72	1.08	17,817	199	2.25
Total loans and leases (1)	7,414,521	176,719	4.81	6,968,112	179,462	5.18
Taxable securities	2,028,435	24,118	2.40	2,338,397	34,889	3.00
Tax-exempt securities (3)	67,304	1,531	4.59	132,090	3,218	4.90
Federal Home Loan Bank stock	38,097	592	3.13	50,912	132	0.52
Interest bearing deposits	193,919	489	0.51	333,765	1,125	0.68
Federal funds sold and securities purchased under agreements to resell	1	-	-	26,896	16	0.12
Total interest-earning assets	9,742,277	203,449	4.21	9,850,172	218,842	4.47
Non-interest earning assets:
Cash and due from banks	149,403			116,685
Other non-earning assets	753,974			835,429
Total non-interest earning assets	903,377			952,114
Less: Allowance for loan losses	(181,467)			(200,392)
Deferred loan fees	(10,642)			(8,001)
Total assets	$10,453,545			$10,593,893

Interest bearing liabilities:
Interest bearing demand accounts	$611,617	$483	0.16	$479,861	$361	0.15
Money market accounts	1,150,715	3,172	0.56	997,751	2,847	0.57
Savings accounts	490,496	189	0.08	435,172	183	0.08
Time deposits	3,927,151	15,494	0.80	4,353,615	22,575	1.04
Total interest-bearing deposits	6,179,979	19,338	0.63	6,266,399	25,966	0.83

Securities sold under agreements to repurchase	1,119,337	21,375	3.85	1,400,000	29,253	4.20
Other borrowings	59,883	225	0.76	34,743	122	0.71
Long-term debt	171,136	1,848	2.18	171,136	2,604	3.06
Total interest-bearing liabilities	7,530,335	42,786	1.15	7,872,278	57,945	1.48
Non-interest bearing liabilities:
Demand deposits	1,250,088			1,091,188
Other liabilities	77,301			81,243
Total equity	1,595,821			1,549,184
Total liabilities and equity	$10,453,545			$10,593,893
Net interest spread (4)			3.06%			2.99%
Net interest income (4)		$160,663			$160,897
Net interest margin (4)			3.33%			3.28%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)	The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory federal income tax rate of 35%.
(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory federal income tax rate of 35%.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)
	Six months ended June 30, 2013-2012 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	10,943	(13,686)	(2,743)
Taxable securities	(4,282)	(6,489)	(10,771)
Tax-exempt securities (2)	(1,493)	(194)	(1,687)
Federal Home Loan Bank stock	(42)	502	460
Interest bearing deposits	(398)	(238)	(636)
Federal funds sold and securities purchased under agreements to resell	(16)	-	(16)

Total decrease in interest income	4,712	(20,105)	(15,393)

Interest-bearing liabilities:
Interest bearing demand accounts	102	20	122
Money market accounts	419	(94)	325
Savings accounts	22	(16)	6
Time deposits	(2,071)	(5,010)	(7,081)
Securities sold under agreements to repurchase	(5,561)	(2,317)	(7,878)
Other borrowings	94	9	103
Long-term debts	-	(756)	(756)
Total decrease in interest expense	(6,995)	(8,164)	(15,159)
Changes in net interest income	$11,707	$(11,941)	$(234)

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)	The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis using a statutory federal income tax rate of 35%.

Balance Sheet Review

Assets

Total assets were $10.60 billion at June 30, 2013, a decrease of $90.9 million, or 0.8%, from $10.69 billion at December 31, 2012, primarily due to a $272.1 million decrease in short-term investments and interest bearing deposits, a $46.9 million decrease in investment securities, a $18.2 million decrease in customers’ liability on acceptances, and a $8.4 million decrease in Federal Home Loan Bank stock offset by a $265.2 million increase in loans.

Investment Securities

Investment securities represented 19.0% of total assets at June 30, 2013, compared with 19.3% of total assets at December 31, 2012. The carrying value of investment securities at June 30, 2013, was $2.02 billion compared with $2.06 billion at December 31, 2012. Securities available-for-sale are carried at fair value and had a net unrealized loss of $15.1 million at June 30, 2013, compared with a net unrealized gain of $465,000 at December 31, 2012. During the first quarter of 2013, due to the ongoing discussions regarding corporate income tax rates which could have a negative impact on the after-tax yields and fair values of the Company’s portfolio of municipal securities, the Company determined it may sell such securities in response to market conditions. As a result, the Company reclassified its municipal securities from securities held-to-maturity to securities available-for-sale. Concurrent with this reclassification, the Company also reclassified all other securities held-to-maturity, which together with the municipal securities had an amortized cost on the date of transfer of $722.5 million, to securities available-for-sale. At the reclassification date, a net unrealized gain was recorded in other comprehensive income for these securities totaling $40.5 million.

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of June 30, 2013, and December 31, 2012:

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$409,849	$192	$6	$410,035
Mortgage-backed securities	1,430,373	20,153	45,178	1,405,348
Collateralized mortgage obligations	7,438	295	65	7,668
Asset-backed securities	132	1	-	133
Corporate debt securities	189,951	415	7,540	182,826
Mutual funds	6,000	-	161	5,839
Preferred stock of government sponsored entities	569	5,887	-	6,456
Total securities available-for-sale	$2,044,312	$26,943	$52,950	$2,018,305
Total investment securities	$2,044,312	$26,943	$52,950	$2,018,305

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
State and municipal securities	$129,037	$9,268	$-	$138,305
Mortgage-backed securities	634,757	40,801	-	675,558
Corporate debt securities	9,974	69	-	10,043
Total securities held-to-maturity	$773,768	$50,138	$-	$823,906

Securities Available-for-Sale
U.S. treasury securities	$509,748	$228	$5	$509,971
Mortgage-backed securities	404,505	12,194	5	416,694
Collateralized mortgage obligations	9,772	430	34	10,168
Asset-backed securities	145	-	4	141
Corporate debt securities	349,973	106	14,102	335,977
Mutual funds	6,000	79	-	6,079
Preferred stock of government sponsored entities	569	1,766	-	2,335
Trust preferred securities	9,964	151	-	10,115
Total securities available-for-sale	$1,290,676	$14,954	$14,150	$1,291,480
Total investment securities	$2,064,444	$65,092	$14,150	$2,115,386

For additional information, see Note 6 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Investment securities having a carrying value of $1.12 billion at June 30, 2013, and $1.45 billion at December 31, 2012, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, interest rate swaps, and foreign exchange transactions.

Loans

Gross loans were $7.69 billion at June 30, 2013, an increase of $265.2 million, or 3.6%, from $7.43 billion at December 31, 2012, primarily due to an increase of $141.1 million, or 3.7%, in commercial mortgage loans, an increase of $83.7 million, or 3.9%, in commercial loans and an increase of $78.5 million, or 6.8%, in residential mortgage loans offset by a decrease of $27.3 million, or 15.1%, in construction loans and a decrease of $11.0 million, or 5.7%, in equity lines. The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	June 30, 2013	% of Gross Loans	December 31, 2012	% of Gross Loans	% Change
Type of Loans	(Dollars in thousands)
Commercial loans	$2,210,761	28.7%	$2,127,107	28.6%	3.9%
Residential mortgage loans	1,224,692	15.9	1,146,230	15.4	6.8
Commercial mortgage loans	3,909,559	50.8	3,768,452	50.7	3.7
Equity lines	182,855	2.4	193,852	2.6	(5.7)
Real estate construction loans	153,663	2.0	180,950	2.5	(15.1)
Installment and other loans	12,843	0.2	12,556	0.2	2.3

Gross loans	$7,694,373	100%	$7,429,147	100%	3.6%

Allowance for loan losses	(179,733)		(183,322)		(2.0)
Unamortized deferred loan fees	(11,685)		(10,238)		14.1

Total loans, net	$7,502,955		$7,235,587		3.7%

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

The ratio of non-performing assets to total assets was 1.4% at June 30, 2013, compared to 1.4% at December 31, 2012. Total non-performing assets decreased $6.1 million, or 4.1%, to $144.8 million at June 30, 2013, compared to $150.9 million at December 31, 2012, primarily due to a $8.3 million, or 8.0%, decrease in non-accrual loans offset by a $2.8 million, or 5.9%, increase in OREO.

As a percentage of gross loans, excluding loans held for sale, plus OREO, our non-performing assets decreased to 1.87% at June 30, 2013, from 2.02% at December 31, 2012. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 191.3% at June 30, 2013, from 176.7% at December 31, 2012.

The following table presents the changes in non-performing assets and TDRs at June 30, 2013, compared to December 31, 2013, and to June 30, 2012:

(Dollars in thousands)	June 30, 2013	December 31, 2012	% Change	June 30, 2012	% Change
Non-performing assets
Accruing loans past due 90 days or more	$-	$630	(100)	$746	(100)
Non-accrual loans:
Construction loans- residential	3,691	2,984	24	4,828	(24)
Construction loans- non-residential	25,763	33,315	(23)	7,118	262
Land loans	11,534	6,053	91	7,410	56
Commercial real estate loans, excluding land loans	30,326	29,651	2	63,220	(52)
Commercial loans	14,029	19,958	(30)	25,716	(45)
Residential mortgage loans	10,270	11,941	(14)	14,530	(29)
Total non-accrual loans:	$95,613	$103,902	(8)	$122,822	(22)
Total non-performing loans	95,613	104,532	(9)	123,568	(23)
Other real estate owned	49,141	46,384	6	74,463	(34)
Total non-performing assets	$144,754	$150,916	(4)	$198,031	(27)
Accruing troubled debt restructurings (TDRs)	$115,464	$144,695	(20)	$153,249	(25)
Non-accrual TDRs (included in non-accrual loans above)	$48,524	$47,731	2	$23,285	108
Non-accrual loans held for sale	$-	$-	-	$500	(100)

Allowance for loan losses	$179,733	$183,322	(2)	$192,274	(7)
Allowance for off-balance sheet credit commitments	3,203	1,362	135	1,505	113
Allowance for credit losses	$182,936	$184,684	(1)	$193,779	(6)

Total gross loans outstanding, at period-end (1)	$7,694,373	$7,429,147	4	$7,043,683	9
Allowance for loan losses to non-performing loans, at period-end (2)	187.98%	175.37%		155.60%
Allowance for loan losses to gross loans, at period-end (1)	2.34%	2.47%		2.73%
Allowance for credit losses to gross loans, at period-end (1)	2.38%	2.49%		2.75%
(1) Excludes loans held for sale at period-end.
(2) Excludes non-accrual loans held for sale at period-end.

Non-accrual Loans

At June 30, 2013, total non-accrual loans, excluding loans held for sale, were $95.6 million, a decrease of $27.2 million, or 22.2%, from $122.8 million at June 30, 2012, and a decrease of $8.3 million, or 8.0%, from $103.9 million at December 31, 2012. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, of these loans on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	June 30, 2013		December 31, 2012
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$21,057	$2,052	$20,996	$2,073
Commercial real estate	48,992	2,229	56,895	1,433
Land	11,535	-	6,053	-
Personal property (UCC)	-	9,748	-	16,452

Total	$81,584	$14,029	$83,944	$19,958

(1) Real estate includes commercial mortgage loans, real estate construction loans,

residential mortgage loans and equity lines.

	December 31, 2003		December 31, 2002
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$3,656	$100	$1,658	$96
Wholesale/Retail	2,525	3,295	-	1,557
Food/Restaurant	-	996	-	13
Import/Export	1,300	20,890	-	127
Other	180	-	518	135

Total	$7,661	$25,281	$2,176	$1,928

	June 30, 2013		December 31, 2012
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$50,425	$2,939	$56,995	$2,387
Wholesale/Retail	21,320	5,346	15,398	3,908
Food/Restaurant	602	301	562	341
Import/Export	-	5,443	-	13,309
Other	9,237	-	10,989	13
Total	$81,584	$14,029	$83,944	$19,958

(1) Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

Other Real Estate Owned

At June 30, 2013, other real estate owned totaled $49.1 million, which increased $2.7 million, or 5.9%, compared to $46.4 million at December 31, 2012, and decreased $25.4 million, or 34.0%, compared to $74.5 million at June 30, 2012.

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over 90 days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally a loan amount less than $500,000 (less than $100,000 for quarters before June 30, 2012), are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are based on “as is” or bulk sale valuations. To ensure that appraised values remain current, we generally obtain an updated appraisal every six months from qualified independent appraisers. Furthermore, if the most current appraisal is dated more than three months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral. If the third party market data indicates that the value of our collateral property values has declined since the most recent valuation date, we adjust downward the value of the property to reflect current market conditions. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 3% to 6% of the fair value, depending on the size of the impaired loan, is charged off against the allowance for loan losses. Non-accrual impaired loans, including troubled debt restructurings, are not returned to accrual status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due, and troubled debt restructurings are reviewed for continued impairment until they are no longer reported as troubled debt restructurings.

At June 30, 2013, recorded investment in impaired loans totaled $211.1 million and was comprised of non-accrual loans of $95.6 million, and accruing troubled debt restructured (“TDR”) loans of $115.5 million. At December 31, 2012, recorded investment in impaired loans totaled $248.6 million and was comprised of non-accrual loans of $103.9 million and accruing TDRs of $144.7 million. For impaired loans, the amounts previously charged off represent 23.7% at June 30, 2013, and 23.2% at December 31, 2012, of the contractual balances for impaired loans. As of June 30, 2013, $81.6 million, or 85.3%, of the $95.6 million non-accrual loans were secured by real estate compared to $83.9 million, or 80.8%, of the $103.9 million of non-accrual loans that were secured by real estate at December 31, 2012. In light of changing property values in the current economic fluctuation affecting the real estate markets, the Bank has obtained current appraisals, sales contracts, or other available market price information which provide updated factors in evaluating potential loss.

At June 30, 2013, $12.8 million of the $179.7 million allowance for loan losses was allocated for impaired loans and $166.9 million was allocated to the general allowance. At December 31, 2012, $12.2 million of the $183.3 million allowance for loan losses was allocated for impaired loans and $171.1 million was allocated to the general allowance.

The allowance for credit losses to non-accrual loans increased to 191.3% at June 30, 2013, from 177.8% at December 31, 2012, primarily due to decreases in non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

 The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	June 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$17,027	$13,335	$-	$29,359	$18,963	$-
Real estate construction loans	28,983	16,652	-	9,304	7,277	-
Commercial mortgage loans	134,815	105,193	-	189,871	152,957	-
Residential mortgage and equity lines	3,624	3,615	-	4,303	4,229	-
Subtotal	$184,449	$138,795	$-	$232,837	$183,426	$-
With allocated allowance
Commercial loans	$11,602	$6,928	$1,568	$7,804	$4,959	$1,467
Real estate construction loans	27,789	18,636	4,995	54,718	34,856	8,158
Commercial mortgage loans	36,808	32,777	5,342	14,163	12,928	1,336
Residential mortgage and equity lines	15,948	13,941	874	14,264	12,428	1,222
Subtotal	$92,147	$72,282	$12,779	$90,949	$65,171	$12,183
Total impaired loans	$276,596	$211,077	$12,779	$323,786	$248,597	$12,183

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

As of June 30, 2013, construction loans of $89.8 million were disbursed with pre-established interest reserves of $13.7 million compared to $51.8 million of such loans disbursed with pre-established interest reserves of $9.7 million at December 31, 2012.  The balance for construction loans with interest reserves which have been extended was $4.8 million with pre-established interest reserves of $323,000 at June 30, 2013, compared to $4.0 million with pre-established interest reserves of $314,000, at December 31, 2012.  Land loans of $6.2 million were disbursed with pre-established interest reserves of $787,000 at June 30, 2013, compared to $11.2 million land loans disbursed with pre-established interest reserves of $978,000 at December 31, 2012.  The balance for land loans with interest reserves which have been extended was $1.7 million with pre-established interest reserves of $53,000 at June 30, 2013, and zero at December 31, 2012.

At June 30, 2013, the Bank had no loans on non-accrual status with available interest reserves.  At June 30, 2013, $3.7 million of non-accrual residential construction loans, $25.8 million of non-accrual non-residential construction loans, and $3.2 million of non-accrual land loans had been originated with pre-established interest reserves.  At December 31, 2012, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2012, $3.0 million of non-accrual residential construction loans, $33.3 million of non-accrual non-residential construction loans, and $4.2 million of non-accrual land loans had been originated with pre-established interest reserves.   While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in sales or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral. There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of June 30, 2013, or as of December 31, 2012.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-six months. Total loans for construction, land development, and other land represented 15.5% of total risk-based capital as of June 30, 2013, and 19.2% as of December 31, 2012. Total CRE loans represented 221% of total risk-based capital as of June 30, 2013, and 228% as of December 31, 2012 and were below the Bank’s internal limit for CRE loans of 300% of total capital at both dates.

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

The allowance for loan losses was $179.7 million and the allowance for off-balance sheet unfunded credit commitments was $3.2 million at June 30, 2013, which represented the amount believed by management to be sufficient to absorb credit losses inherent in the loan portfolio, including unfunded commitments. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $182.9 million at June 30, 2013, compared to $184.7 million at December 31, 2012, a decrease of $1.7 million, or 0.9%. The allowance for credit losses represented 2.38% of period-end gross loans and 191.3% of non-performing loans at June 30, 2013. The comparable ratios were 2.49% of period-end gross loans and 176.7% of non-performing loans at December 31, 2012. The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Allowance for Loan Losses	(Dollars in thousands)
Balance at beginning of period	$178,692	$194,743	$183,322	$206,280
Provision/(reversal) for credit losses	-	(5,000)	-	(9,000)
Transfers from/(to) reserve for off-balance sheet credit commitments	102	(30)	(1,840)	563
Charge-offs :
Commercial loans	(1,690)	(2,133)	(4,380)	(7,092)
Construction loans-residential	-	(251)	-	(391)
Construction loans-other	-	-	-	(735)
Real estate loans	(1,189)	(1,983)	(2,319)	(10,910)
Land loans	(1,048)	(25)	(1,318)	(99)
Installment loans and other loans	-	-	-	(25)
Total charge-offs	(3,927)	(4,392)	(8,017)	(19,252)
Recoveries:
Commercial loans	624	153	1,579	899
Construction loans-residential	108	1,364	154	3,263
Construction loans-other	833	227	866	1,885
Real estate loans	2,645	4,836	3,004	6,467
Land loans	645	373	654	1,166
Installment loans and other loans	11	-	11	3
Total recoveries	4,866	6,953	6,268	13,683

Balance at end of period	$179,733	$192,274	$179,733	$192,274
Reserve for off-balance sheet credit commitments
Balance at beginning of period	$3,304	$1,475	$1,362	$2,069
Provision/(reversal) for credit losses/transfers	(102)	30	1,840	(564)
Balance at end of period	$3,202	$1,505	$3,202	$1,505

Average loans outstanding during the period (1)	$7,441,872	$6,937,221	$7,414,521	$6,966,521
Total gross loans outstanding, at period-end (1)	$7,694,373	$7,043,683	$7,694,373	$7,043,683
Total non-performing loans, at period-end (1)	$95,613	$123,568	$95,613	$123,568
Ratio of net charge-offs to average loans outstanding during the period	-0.05%	-0.15%	0.05%	0.16%
Provision for loan losses to average loans outstanding during the period	$-	-0.29%	0.00%	-0.26%
Allowance for loan losses to non-performing loans at period-end	191.33%	156.82%	191.33%	156.82%
Allowance for loan losses to gross loans at period-end	2.38%	2.75%	2.38%	2.75%
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

•

General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and common risk characteristics. The non-impaired loans are grouped into 23 segments: two commercial segments, ten commercial real estate segments, three residential construction segments, three non-residential construction segments, one SBA segment, one installment loans segment, one residential mortgage segment, one equity lines of credit segment, and one overdrafts segment. The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which takes into account the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, environmental factors including the trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and concentration of credit. In addition, management reviews reports on past-due loans to ensure appropriate classifications. During the second quarter of 2009, in light of the continued deterioration in the economy and the increases in non-accrual loans and charge-offs, and based in part on regulatory considerations, we shortened the period used in the migration analysis from five years to four years to better reflect the impact of the most recent charge-offs, which increased the allowance for loan losses by $3.9 million; we increased the general allowance to reflect the higher loan delinquency trends, the weaker national and local economy and the increased difficulty in assigning loan grades, which increased the allowance for loan losses by $13.2 million and we also applied the environmental factors described above to loans rated Minimally Acceptable, Special Mention and Substandard, which increased the allowance for loan losses by $11.8 million. During the fourth quarter of 2009, we changed our migration loss analysis to reduce the weighting of the first two years of the four-year migration analysis by half to better reflect the impact of more recent losses, and further segmented the construction loan portfolios into three geographic segments. The changes made during the fourth quarter of 2009 did not have a significant impact on the allowance for loan losses. During the first quarter of 2010, we increased the number of segments for commercial real estate loans from one to ten. In addition, we changed our migration loss analysis for loans rated Pass to use as the reserve factor the total weighted average losses during the last four years for each loan segment as well as the weighting for the four-year migration so that the first two years are weighted one-third and the most recent two years are weighted two-thirds. The changes made during the first quarter of 2010 increased the allowance for loan losses by $10.4 million. During the second quarter of 2010, we further refined our methodology to give greater weighting to the most recent twelve months of charge-offs in the calculation of the loan loss reserve percentage for Pass rated loans, which increased the allowance for loan losses by $10.4 million; we discontinued the weighting in the four-year migration analysis for loans rated lower than Pass, which increased the allowance for loan losses by $7.1 million; and we increased the environmental factors for purchased syndicated loans, which increased the allowance for loan losses by $2.0 million. During the first quarter of 2011, we combined the number of segments for construction loans from nine to two by consolidating the previous three geographic groups of East Coast, Texas and all other regions into one bankwide region in light of the convergence of credit quality for construction loans of the three separate regions, which increased the allowance for loan losses by $4.8 million.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

(Dollars in thousands)	June 30, 2013		December 31, 2012
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
Type of Loan:	Amount	Gross Loans	Amount	Gross Loans
Commercial loans	$64,379	27.8%	$66,101	27.4%
Residential mortgage loans (1)	11,892	18.5	11,703	17.4
Commercial mortgage loans	89,678	51.2	82,473	52.2
Real estate construction loans	13,755	2.3	23,017	2.8
Installment and other loans	29	0.2	28	0.2
Total	$179,733	100%	$183,322	100%

(1) Residential mortgage loans includes equity lines.

The allowance allocated to commercial loans was $64.4 million at June 30, 2013, compared to $66.1 million at December 31, 2012. The decline is due partly to decreases in impaired and classified loans and partly to improved loss experience in commercial loans.

The allowance allocated to commercial mortgage loans increased from $82.5 million at December 31, 2012, to $89.7 million at June 30, 2013, which was primarily due to increases in specific reserves for two impaired commercial mortgage loans. The overall allowance for total commercial mortgage loans was 2.3% at June 30, 2013, and 2.2% at December 31, 2012.

The allowance allocated for construction loans decreased to $13.8 million, or 9.0%, of construction loans at June 30, 2013, compared to $23.0 million, or 12.7%, of construction loans at December 31, 2012, primarily due to the repayment of classified construction loans and higher appraised values for collateral securing two nonaccrual loans.

Deposits

Total deposits were $7.71 billion at June 30, 2013, an increase of $327.3 million, or 4.4%, from $7.38 billion at December 31, 2012, primarily due to a $172.3 million, or 26.8%, increase in time deposits under $100,000, a $95.1 million, or 3.0%, increase in time deposits of $100,000 or more, a $77.7 million, or 6.1% increase in non-interest bearing demand deposits, and a $36.7 million, or 6.2%, increase in NOW deposits, offset by a $65.5 million, or 5.5%, decrease in money market deposits. The following table displays the deposit mix as of the dates indicated:

	June 30, 2013	% of Total	December 31, 2012	% of Total
Deposits	(Dollars in thousands)
Non-interest-bearing demand deposits	$1,347,134	17.5%	$1,269,455	17.2%
NOW deposits	629,858	8.2	593,133	8.0
Money market deposits	1,121,290	14.5	1,186,771	16.1
Savings deposits	484,704	6.3	473,805	6.4
Time deposits under $100,000	816,539	10.6	644,191	8.7
Time deposits of $100,000 or more	3,310,996	42.9	3,215,870	43.6
Total deposits	$7,710,521	100.0%	$7,383,225	100.0%

Borrowings

Borrowings include federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities sold under agreements to repurchase were $950.0 million with a weighted average rate of 3.80% at June 30, 2013, compared to $1.3 billion with a weighted average rate of 3.84% at December 31, 2012. In 2012, the Company modified $200.0 million of securities sold under agreements to repurchase by extending the term by an additional four years on average, reducing the rate by an average of 168 basis points and removing the callable feature. In 2012, the Company prepaid securities sold under agreements to repurchase totaling $150 million with a weighted average rate of 4.43% and incurred prepayment penalties of $9.4 million. In the first six months of 2013, the Company prepaid securities sold under agreements to repurchase totaling $300 million with a weighted average rate of 3.97% and incurred prepayment penalties of $15.7 million. Five floating-to-fixed rate agreements totaling $300.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 200 basis points to the three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.78% to 5.07%. After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Nine fixed-to-floating rate agreements totaling $450.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months. For the remaining term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.25% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The table below provides summary data for the $750 million of callable securities sold under agreements to repurchase as of June 30, 2013:

(Dollars in millions)	Fixed-to-floating					Floating-to-fixed		Total
Rate type	Float Rate					Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.75%	3.50%	3.50%	3.53%	3.25%
Minimum rate	0.0%	0.0%	0.0%	0.0%	0.0%
No. of agreements	1	3	3	1	1	1	4	14
Amount	$50.0	$150.0	$150.0	$50.0	$50.0	$100.0	$200.0	$750.0
Weighted average rate	3.75%	3.50%	3.50%	3.53%	3.25%	4.78%	5.00%	4.07%
Final maturity	2014	2014	2015	2015	2015	2014	2017

The table below provides summary data for non-callable fixed rate securities sold under agreements to repurchase as of June 30, 2013:

Maturity	No. of Agreements	Amount (In thousands)	Weighted Average Interest Rate
3 years to 5 years	3	$150,000	2.71%
Over 5 years	1	50,000	2.98%
Total	4	$200,000	2.78%

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $1.1 billion as of June 30, 2013, and $1.4 billion as of December 31, 2012.

Advances from the FHLB were $126.2 million with weighted average rate of 0.53% at June 30, 2013, compared to $146.2 million with weighted average rate of 0.44% at December 31, 2012.

Long-term Debt

Long-term debt was $171.1 million at both June 30, 2013, and December 31, 2012. Long-term debt is comprised of subordinated debt, which qualifies as Tier II capital for regulatory purposes, and Junior Subordinated Notes, which qualifies as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of June 30, 2013. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)

Contractual obligations:
Deposits with stated maturity dates	$3,591,552	$333,651	$202,332	$-	$4,127,535
Securities sold under agreements to repurchase (1)	-	550,000	200,000	-	750,000
Securities sold under agreements to repurchase (2)	-	-	150,000	50,000	200,000
Advances from the Federal Home Loan Bank	80,000	-	46,200	-	126,200
Other borrowings	-	-	-	19,190	19,190
Long-term debt	-	-	50,000	121,136	171,136
Operating leases	6,144	6,775	2,112	669	15,700
Total contractual obligations and other commitments	$3,677,696	$890,426	$650,644	$190,995	$5,409,761

(1)	These repurchase agreements have a final maturity of 5-year, 7-year and 10-year from origination date but are callable on a quarterly basis after six months, one year, or 18 months for the 7-year term and one year for the 5-year and 10-year term.
(2)	These repurchase agreements are non-callable.

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

Capital Resources

Total equity was $1.54 billion at June 30, 2013, a decrease of $90.1 million, or 5.5%, from $1.63 billion at December 31, 2012, primarily due to the redemption on March 20, 2013, of $129 million, or 50%, of the Bancorp’s Series B Preferred Stock issued under the U.S. Treasury's TARP Capital Purchase Program and increases in unrealized losses on securities available for sale of $15.5 million offset by increases of $59.1 million in net income. A $1.3 million noncash charge associated with the redemption of Series B Preferred Stock was reflected in net income available to common stockholders.

The following table summarizes changes in total equity for the six months ended June 30, 2013:

Six months ended
(In thousands)	June 30, 2013
Net income	$59,064
Stock issued to officers as compensation	637
Proceeds from shares issued through the Dividend Reinvestment Plan	136
Net tax short-fall from stock-based compensation expense	(80)
Share-based compensation	1,230
Other comprehensive income	(15,538)
Preferred stock dividends and noncash charge from repayment	(4,954)
Redemption of series B preferred stock	(129,000)
Cash dividends paid to common stockholders	(1,577)
Net increase in total equity	$(90,082)

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of June 30, 2013. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 6.0%, total risk-based capital ratio equal to or greater than 10.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%. We intend to continue working towards redeeming the remaining Series B Preferred Stock issued under the U.S. Treasury’s TARP Capital Purchase Program. Such repayment is subject to regulatory approval.

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of June 30, 2013, and December 31, 2012:

	Cathay General Bancorp				Cathay Bank
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$1,352,989	16.15	$1,426,566	17.36	$1,315,980	15.73	$1,259,005	15.33
Tier 1 capital minimum requirement	335,002	4.00	328,713	4.00	334,706	4.00	328,440	4.00
Excess	$1,017,987	12.15	$1,097,853	13.36	$981,274	11.73	$930,565	11.33

Total capital (to risk-weighted assets)	$1,501,221	17.92	$1,571,060	19.12	$1,461,543	17.47	$1,402,691	17.08
Total capital minimum requirement	670,005	8.00	657,426	8.00	669,413	8.00	656,880	8.00
Excess	$831,216	9.92	$913,634	11.12	$792,130	9.47	$745,811	9.08

Tier 1 capital (to average assets) – Leverage ratio	$1,352,989	13.40	$1,426,566	13.82	$1,315,980	13.05	$1,259,005	12.22
Minimum leverage requirement	403,743	4.00	412,844	4.00	403,392	4.00	412,272	4.00
Excess	$949,246	9.40	$1,013,722	9.82	$912,588	9.05	$846,733	8.22

Risk-weighted assets	$8,375,060		$8,217,821		$8,367,661		$8,211,004
Total average assets (1)	$10,093,564		$10,321,104		$10,084,797		$10,306,790

(1)	The quarterly total average assets reflect all debt securities at amortized cost, equity security with readily determinablefair values at the lower of cost or fair value, and equity securities without readily determinable fair values at historical cost.

 In July 2013, the federal bank regulatory agencies issued a series of final rules (the “Basel III Capital Rules”) to implement in the U.S. the Basel III capital reforms from the Basel Committee on Basel Supervision (the “Basel Committee”) and certain changes required the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Bancorp and the Bank, compared to the current U.S. risk-based capital rules. They define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach. The Basel III Capital Rules become effective for Bancorp and the Bank on January 1, 2015, subject to a phase-in period.

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require Bancorp and the Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

The capital conservation buffer is designed to absorb losses during periods of economic stress. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to Bancorp or the Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015, will be as follows:

●	4.5% CET1 to risk-weighted assets.

●	6.0% Tier 1 capital to risk-weighted assets.

●	8.0% Total capital to risk-weighted assets.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, a requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or that all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income items are not excluded; however, non-advanced approaches banking organizations, including Bancorp and the Bank, may make a one-time permanent election to continue to exclude these items. Bancorp and the Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s securities portfolio. The Basel III Capital Rules also permit Bancorp’s trust preferred securities to continue to be treated as Tier 1 capital.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015, and will be phased-in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

With respect to the Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specifics changes to current rules impacting the Company’s determination of risk-weighted assets include, among other things:

●	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

●	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

●	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

Management believes that, as of June 30, 2013, Bancorp and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect. The Basel III Capital Rules adopted in July 2013 do not address the proposed liquidity coverage ratio test and net stable funding ratio test called for by the Basel Committee’s liquidity framework.

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

The Company declared cash dividends of $.01 per share for distribution to holders of our common stock on June 13, 2013, on 78,871,160 shares outstanding and on March 14, 2013, on 78,799,276 shares outstanding. Total cash dividends of $1.6 million were paid during the six months ended June 30, 2013.

Country Risk Exposures

The Company’s total assets were $10.6 billion and total foreign country risk net exposures were $892.8 million at June 30, 2013. Total foreign country risk net exposures at June 30, 2013, were comprised primarily of $262.7 million from China, $234.0 million from Hong Kong, $182.1 million from England, $72.7 million from Switzerland, $55.0 million from France, $30.1 million from Australia, $26.6 million from Canada, $13.0 million from Taiwan, $9.8 million from Singapore, $2.7 million from Germany, and $1.8 million from Macau. Risk is determined based on location of the borrowers, issuers, and counterparties.

All foreign country risk net exposures were to non-sovereign counterparties except $43.0 million due from the Hong Kong Monetary Authority at June 30, 2013.

Unfunded exposures were $40.5 million at June 30, 2013, and were comprised primarily of $40.0 million of unfunded loans to two financial institutions in China, a $140,000 unfunded loan to a borrower in Taiwan, and a $375,000 unfunded loan to a borrower in Canada.

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

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At June 30, 2013, the notional amount of option contracts totaled $510,000 with a net positive fair value of $55,000. Spot and forward contracts in the total notional amount of $210.7 million had a positive fair value of $3.2 million at June 30, 2013. Spot and forward contracts in the total notional amount of $233.1 million had a negative fair value of $6.2 million at June 30, 2013. At December 31, 2012, the notional amount of option contracts totaled $209,000 with a net negative fair value of $2,000. Spot and forward contracts in the total notional amount of $188.1 million had a positive fair value of $2.9 million at December 31, 2012. Spot and forward contracts in the total notional amount of $133.7 million had a negative fair value of $1.6 million at December 31, 2012.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. At June 30, 2013, our liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 14.8% compared to 15.3% at December 31, 2012.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of June 30, 2013, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.21 billion. Advances from FHLB were $126.2 million at June 30, 2013. The Bank expects to be able to access this source of funding, if required, in the near term. The Bank has pledged a portion of its commercial and real estate loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program to secure these borrowings. At June 30, 2013, the borrowing capacity under the Borrower-in-Custody program was $89.1 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. At June 30, 2013, investment securities and trading securities totaled $2.02 billion, with $1.16 billion pledged as collateral for borrowings and other commitments. The remaining $906.8 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 87% of the Company’s time deposits mature within one year or less as of June 30, 2013. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. Under the memorandum of understanding Bancorp entered into with the Federal Reserve Bank of San Francisco (“FRB SF”), which was terminated effective April 5, 2013, we agreed that we would not, without the FRB SF’s prior written approval, receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank. The Bank did not pay a dividend to the Bancorp in 2010 or 2011, but paid dividends of $154.7 million to Bancorp following regulatory approval in 2012, and will pay additional dividends for the Bancorp to redeem the remaining Series B Preferred Stock and repurchase the warrants issued under the U.S. Treasury's TARP Capital Purchase Program and to maintain Bancorp’s cash balance equal to at least two years of Bancorp’s operating expenses.

Regulatory Matters

The memorandum of understanding with the FRB SF not only restricted Bancorp from receiving dividends or distributions from the Bank, but also restricted Bancorp form paying dividends or making other capital distributions. Although the memorandum of understanding was terminated effective April 5, 2013, we remain subject to Federal Reserve supervisory policies, including informing and consulting with the FRB SF sufficiently in advance of any planned capital actions (i.e. TARP redemptions, increased dividend payments, stock redemptions).

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

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of June 30, 2013:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	4.6	1.0
+100	1.2	0.3
-100	2.2	-1.2
-200	2.2	-1.2

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

There has not been any change in our internal control over financial reporting that occurred during the second fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1, 2013 - April 30, 2013)	0	$0	0	622,500
Month #2 (May 1, 2013 - May 31, 2013)	0	$0	0	622,500
Month #3 (June 1, 2013 - June 30, 2013)	0	$0	0	622,500
Total	0	$0	0	622,500

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

Cathay General Bancorp (Registrant)

Date: August 8, 2013	/s/ Dunson K. Cheng Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: August 8, 2013	/s/ Heng W. Chen . Heng W. Chen Executive Vice President and Chief Financial Officer