Form 10-Q
period 2013-09-30
CATHAY GENERAL BANCORP
filed 2013-11-07
CIK 861842

UNITED STATES

securities and exchange commission

Washington, D.C. 20549

form 10-q

(Mark One)

[ X ]      quarterly report pursuant to section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

OR

[     ]     transition report pursuant to section 13 or 15 (d) OF The SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-18630

CATHAY GENERAL BANCORP
(Exact name of registrant as specified in its charter)

Delaware	95-4274680
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 North Broadway, Los Angeles, California	90012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(213) 625-4700

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

Common stock, $.01 par value, 79,060,396 shares outstanding as of October 31, 2013.

CATHAY GENERAL BANCORP AND SUBSIDIARies

3rd quarter 2013 REPORT ON FORM 10-Q

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	September 30, 2013	December 31, 2012

Assets
Cash and due from banks	$201,815	$144,909
Short-term investments and interest bearing deposits	389,024	411,983
Securities held-to-maturity (market value of $823,906 in 2012)	-	773,768
Securities available-for-sale (amortized cost of $1,779,859 in 2013 and $1,290,676 in 2012)	1,743,309	1,291,480
Trading securities	4,855	4,703
Loans	7,832,013	7,429,147
Less: Allowance for loan losses	(181,452)	(183,322)
Unamortized deferred loan fees, net	(12,933)	(10,238)
Loans, net	7,637,628	7,235,587
Federal Home Loan Bank stock	28,683	41,272
Other real estate owned, net	49,777	46,384
Affordable housing investments, net	86,381	85,037
Premises and equipment, net	102,379	102,613
Customers’ liability on acceptances	42,533	41,271
Accrued interest receivable	23,367	26,015
Goodwill	316,340	316,340
Other intangible assets, net	2,765	6,132
Other assets	192,590	166,595

Total assets	$10,821,446	$10,694,089

Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$1,385,430	$1,269,455
Interest-bearing deposits:
NOW deposits	653,903	593,133
Money market deposits	1,303,121	1,186,771
Savings deposits	498,246	473,805
Time deposits under $100,000	889,828	644,191
Time deposits of $100,000 or more	3,188,015	3,215,870
Total deposits	7,918,543	7,383,225

Securities sold under agreements to repurchase	800,000	1,250,000
Advances from the Federal Home Loan Bank	376,200	146,200
Other borrowings for affordable housing investments	19,108	18,713
Long-term debt	171,136	171,136
Acceptances outstanding	42,533	41,271
Other liabilities	58,624	54,040
Total liabilities	9,386,144	9,064,585
Commitments and contingencies	-	-
Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized, none issued and outstanding at September 30, 2013, and 258,000 issued and outstanding at December 31, 2012	-	254,580
Common stock, $0.01 par value, 100,000,000 shares authorized, 83,113,308 issued and 78,905,743 outstanding at September 30, 2013, and 82,985,853 issued and 78,778,288 outstanding at December 31, 2012	831	830
Additional paid-in-capital	771,759	768,925
Accumulated other comprehensive (loss)/income, net	(21,183)	465
Retained earnings	801,184	721,993
Treasury stock, at cost (4,207,565 shares at September 30, 2013, and at December 31, 2012)	(125,736)	(125,736)

Total Cathay General Bancorp stockholders' equity	1,426,855	1,621,057
Noncontrolling interest	8,447	8,447
Total equity	1,435,302	1,629,504
Total liabilities and equity	$10,821,446	$10,694,089

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Interest and Dividend Income
Loans receivable, including loan fees	$90,838	$90,024	$267,557	$269,486
Investment securities- taxable	10,868	15,157	34,986	50,046
Investment securities- nontaxable	-	1,036	995	3,127
Federal Home Loan Bank stock	449	57	1,041	190
Federal funds sold and securities purchased under agreements to resell	-	2	-	18
Deposits with banks	307	471	796	1,596

Total interest and dividend income	102,462	106,747	305,375	324,463

Interest Expense
Time deposits of $100,000 or more	6,887	7,970	20,466	26,152
Other deposits	3,485	3,261	9,244	11,045
Securities sold under agreements to repurchase	8,402	13,734	29,778	42,987
Advances from Federal Home Loan Bank	150	74	375	196
Long-term debt	930	1,291	2,778	3,895

Total interest expense	19,854	26,330	62,641	84,275

Net interest income before provision for credit losses	82,608	80,417	242,734	240,188
Provision/(credit) for loan losses	(3,000)	-	(3,000)	(9,000)

Net interest income after provision/(credit) for loan losses	85,608	80,417	245,734	249,188

Non-Interest Income
Securities gains, net	8,688	8,652	27,157	13,241
Letters of credit commissions	1,698	1,728	4,608	4,873
Depository service fees	1,371	1,342	4,330	4,114
Other operating income	4,963	3,900	15,867	12,077

Total non-interest income	16,720	15,622	51,962	34,305

Non-interest Expense
Salaries and employee benefits	22,751	18,451	67,192	58,426
Occupancy expense	3,812	3,853	10,966	10,926
Computer and equipment expense	2,446	2,340	7,488	7,194
Professional services expense	5,813	5,273	18,484	15,224
FDIC and State assessments	1,712	2,094	5,431	6,554
Marketing expense	1,097	519	2,703	3,408
Other real estate owned expense	527	1,794	886	13,548
Operations of affordable housing investments, net	1,234	476	4,952	4,387
Amortization of core deposit intangibles	1,363	1,404	4,097	4,265
Costs associated with debt redemption	6,861	3,450	22,557	6,200
Other operating expense	3,054	8,190	8,758	12,925

Total non-interest expense	50,670	47,844	153,514	143,057

Income before income tax expense	51,658	48,195	144,182	140,436
Income tax expense	19,029	17,686	52,489	50,852
Net income	32,629	30,509	91,693	89,584
Less: net income attributable to noncontrolling interest	151	151	452	452
Net income attributable to Cathay General Bancorp	32,478	30,358	91,241	89,132
Dividends on preferred stock and noncash charge from repayment	(2,434)	(4,123)	(9,685)	(12,361)
Net income attributable to common stockholders	30,044	26,235	81,556	76,771

Other comprehensive (loss)/income, net of tax
Unrealized holding (loss)/gain arising during the period	(1,074)	10,650	(5,908)	18,353
Less: reclassification adjustments included in net income	5,036	5,015	15,740	7,674
Total other comprehensive (loss)/gain, net of tax	(6,110)	5,635	(21,648)	10,679
Total comprehensive income	$26,368	$35,993	$69,593	$99,811

Net income per common share:
Basic	$0.38	$0.33	$1.03	$0.98
Diluted	$0.38	$0.33	$1.03	$0.98
Cash dividends paid per common share	$0.01	$0.01	$0.03	$0.03
Average common shares outstanding
Basic	78,894,262	78,729,272	78,853,333	78,706,150
Diluted	79,114,122	78,731,180	78,944,152	78,711,235

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30
	2013	2012
	(In thousands)
Cash Flows from Operating Activities
Net income	$91,693	$89,584
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Credit for loan losses	(3,000)	(9,000)
Provision/(credit) for losses on other real estate owned	(675)	10,362
Deferred tax (asset)/liability	(12,325)	5,901
Depreciation	4,899	4,435
Net losses on sale and transfer of other real estate owned	(843)	(700)
Net gains on sale of loans	(864)	(618)
Proceeds from sales of loans	41,219	58,505
Originations of loans held-for-sale	(40,356)	(57,861)
Net change in trading securities	(152)	(79)
Write-downs on venture capital investments	295	226
Gain on sales and calls of securities	(27,157)	(13,241)
Amortization/accretion of security premiums/discounts, net	3,439	3,800
Amortization of other intangible assets	4,192	4,368
Excess tax short-fall from share-based payment arrangements	143	679
Stock based compensation and stock issued to officers as compensation	2,775	2,251
Net change in accrued interest receivable and other assets	24,875	31,746
Net change in other liabilities	4,195	(3,999)
Net cash provided by operating activities	92,353	126,359

Cash Flows from Investing Activities
Decrease/(increase) in short-term investments	22,959	(131,500)
Purchase of investment securities available-for-sale	(1,026,659)	(971,983)
Proceeds from sale of investment securities available-for-sale	903,915	429,923
Proceeds from repayments, maturities and calls of investment securities available-for-sale	367,026	572,957
Proceeds from repayments, maturities and calls of investment securities held-to-maturity	50,973	301,981
Redemptions of Federal Home Loan Bank stock	12,589	7,496
Net increase in loans	(413,405)	(224,244)
Purchase of premises and equipment	(4,734)	(2,312)
Proceeds from sale of other real estate owned	9,926	33,167
Net increase in investment in affordable housing	(6,167)	(2,639)
Net cash (used in)/provided by investing activities	(83,577)	12,846

Cash Flows from Financing Activities
Net increase in deposits	534,306	124,090
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(450,000)	(50,000)
Advances from Federal Home Loan Bank	1,742,396	406,200
Repayment of Federal Home Loan Bank borrowings	(1,512,000)	(610,000)
Cash dividends paid	(8,631)	(12,036)
Redemption of series B preferred stock	(258,000)	-
Repayment of other borrowings	-	(880)
Proceeds from shares issued under Dividend Reinvestment Plan	202	211
Proceeds from exercise of stock options	-	647
Excess tax short-fall from share-based payment arrangements	(143)	(679)
Net cash provided by/(used in) in financing activities	48,130	(142,447)
(Decrease)/increase in cash and cash equivalents	56,906	(3,242)
Cash and cash equivalents, beginning of the period	144,909	117,888
Cash and cash equivalents, end of the period	$201,815	$114,646

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest	$65,372	$87,383
Income taxes paid	$55,537	$24,908
Non-cash investing and financing activities:
Net change in unrealized holding (loss)/gain on securities available-for-sale, net of tax	$(21,648)	$10,679
Transfers investment securities to available-for-sale from held-to-maturity	$722,466	$-
Transfers to other real estate owned from loans held for investment	$11,877	$13,216
Loans transferred from held for investment to held for sale, net	$-	$234
Loans to facilitate the sale of other real estate owned	$75	$1,785
Transfer of securities sold but not yet settled to other assets	$12,469	$-

See accompanying notes to unaudited condensed consolidated financial statements.

CATHAY GENERAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business

Cathay General Bancorp (“Bancorp”) is the holding company for Cathay Bank (the “Bank” and, together, the “Company”), six limited partnerships investing in affordable housing investments in which the Bank is the sole limited partner, and GBC Venture Capital, Inc. The Bancorp also owns 100% of the common stock of five statutory business trusts created for the purpose of issuing capital securities. The Bank was founded in 1962 and offers a wide range of financial services. As of September 30, 2013, the Bank operated twenty branches in Southern California, eleven branches in Northern California, eight branches in New York State, three branches in Illinois, three branches in Washington State, two branches in Texas, one branch in Massachusetts, one branch in New Jersey, one branch in Nevada, one branch in Hong Kong, and a representative office in Shanghai and in Taipei. Deposit accounts at the Hong Kong branch are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends Topic 220, “Comprehensive Income,” to improve the reporting of reclassification out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified and to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 became effective prospectively for reporting periods beginning after December 15, 2012. Adoption of ASU 2013-02 did not have a significant impact on the Company’s consolidated financial statements. See Note 16 to the Company’s condensed consolidated financial statements for the disclosure of adoption of ASU 2013-02.

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

Outstanding stock options with anti-dilutive effect were not included in the computation of diluted earnings per share. The following table sets forth earnings per common share calculations:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share and per share data)	2013	2012	2013	2012
Net income attributable to Cathay General Bancorp	$32,478	$30,358	$91,241	$89,132
Dividends on preferred stock and noncash charge from repayment	(2,434)	(4,123)	(9,685)	(12,361)
Net income available to common stockholders	$30,044	$26,235	$81,556	$76,771

Weighted-average shares:
Basic weighted-average number of common shares outstanding	78,894,262	78,729,272	78,853,333	78,706,150
Dilutive effect of weighted-average outstanding common share equivalents
Warrants	171,426	-	57,771	-
Restricted stock units	48,434	1,908	33,048	5,085
Diluted weighted-average number of common shares outstanding	79,114,122	78,731,180	78,944,152	78,711,235

Average stock options and warrants with anti-dilutive effect	3,668,285	6,080,292	4,958,218	6,133,089
Earnings per common share:
Basic	$0.38	$0.33	$1.03	$0.98
Diluted	$0.38	$0.33	$1.03	$0.98

5. Stock-Based Compensation

Under the Company’s equity incentive plans, directors and eligible employees may be granted incentive or non-statutory stock options and/or restricted stock units, or awarded non-vested stock. As of September 30, 2013, the only options granted by the Company were non-statutory stock options to selected Bank officers and non-employee directors at exercise prices equal to the fair market value of a share of the Company’s common stock on the date of grant. Such options have a maximum ten-year term and vest in 20% annual increments (subject to early termination in certain events) except certain options granted to the Chief Executive Officer of the Company in 2005 and 2008. If such options expire or terminate without having been exercised, any shares not purchased will again be available for future grants or awards. There were no options granted during the first nine months of 2013 or during 2012.

Option compensation expense was zero for the three months ended September 30, 2013, and $194,000 for the three months ended September 30, 2012. For the nine months ended September 30, option compensation expense totaled $129,000 for 2013 and $581,000 for 2012. Stock-based compensation is recognized ratably over the requisite service period for all awards. All unrecognized stock-based compensation expense was fully recognized as of September 30, 2013.

No stock options were exercised in the first nine months of 2013 compared to 39,784 shares issued on the exercise of stock options in the first nine months 2012. Cash received totaled $647,000 and the aggregate intrinsic value totaled $34,000 from the exercise of stock options during the nine months ended September 30, 2012. The table below summarizes stock option activity for the periods indicated:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)

Balance, December 31, 2012	3,996,630	$29.45	2.2	$-
Exercised	-	-
Forfeited	(339,340)	20.45
Balance, March 31, 2013	3,657,290	$30.28	2.2	$-
Exercised	-	-
Forfeited	(2,980)	30.79
Balance, June 30, 2013	3,654,310	$30.28	1.9	$-
Forfeited	(21,970)	32.81
Balance, September 30, 2013	3,632,340	$30.27	1.7	$-
Exercisable, September 30, 2013	3,632,340	$30.27	1.7	$-

At September 30, 2013, 2,655,759 shares were available under the Company’s 2005 Incentive Plan for future grants.

The Company granted restricted stock units for 125,133 shares at an average closing price of $18.24 per share in 2012. The Company granted restricted stock units for 14,416 shares on March 14, 2013, at the closing price of $20.57, 6,729 shares on April 15, 2013, at the closing price of $18.91, and 1,454 shares on May 17, 2013, at the closing price of $20.63. The restricted stock units granted in 2012 and 2013 are scheduled to vest two years from grant date.

The following table presents information relating to the restricted stock units as of September 30, 2013:

Units
Balance at December 31, 2012	256,616
Granted	22,599
Forfeited	-
Vested	(66,539)
Balance at September 30, 2013	212,676

The compensation expense related to the restricted stock units was $476,000 for the three months ended September 30, 2013, compared to $459,000 for the three months ended September 30, 2012. For the nine months ended September 30, compensation expense recorded related to the restricted stock units was $1.6 million in 2013 and $1.2 million in 2012. Unrecognized stock-based compensation expense related to restricted stock units was $1.6 million at September 30, 2013, and is expected to be recognized over the next 1.1 years.

The following table summarizes the tax short-fall from share-based payment arrangements:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Short-fall of tax deductions in excess of grant-date fair value	$(63)	$(114)	$(143)	$(679)
Benefit of tax deductions on grant-date fair value	95	114	702	777
Total benefit of tax deductions	$32	$-	$559	$98

6. Investment Securities

Investment securities were $1.7 billion at September 30, 2013, compared to $2.1 billion at December 31, 2012. During the first quarter of 2013, due to the ongoing discussions regarding corporate income tax rates which could have a negative impact on the after-tax yields and fair values of the Company’s portfolio of municipal securities, the Company determined it may sell such securities in response to market conditions. As a result, the Company reclassified its municipal securities from securities held-to-maturity to securities available-for-sale. Concurrent with this reclassification, the Company also reclassified all other securities held-to-maturity, which together with the municipal securities had an amortized cost on the date of transfer of $722.5 million, to securities available-for-sale. At the reclassification date, a net unrealized gain was recorded in other comprehensive income for these securities totaling $40.5 million.

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities as of September 30, 2013, and December 31, 2012:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available-for-Sale
U.S. treasury securities	$460,119	$214	$-	$460,333
Mortgage-backed securities	1,131,602	9,364	45,947	1,095,019
Collateralized mortgage obligations	6,489	268	60	6,697
Asset-backed securities	127	1	-	128
Corporate debt securities	174,953	186	7,299	167,840
Mutual funds	6,000	-	188	5,812
Preferred stock of government sponsored entities	569	6,911	-	7,480
Total securities available-for-sale	$1,779,859	$16,944	$53,494	$1,743,309
Total investment securities	$1,779,859	$16,944	$53,494	$1,743,309

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
State and municipal securities	$129,037	$9,268	$-	$138,305
Mortgage-backed securities	634,757	40,801	-	675,558
Corporate debt securities	9,974	69	-	10,043
Total securities held-to-maturity	$773,768	$50,138	$-	$823,906

Securities Available-for-Sale
U.S. treasury securities	$509,748	$228	$5	$509,971
Mortgage-backed securities	404,505	12,194	5	416,694
Collateralized mortgage obligations	9,772	430	34	10,168
Asset-backed securities	145	-	4	141
Corporate debt securities	349,973	106	14,102	335,977
Mutual funds	6,000	79	-	6,079
Preferred stock of government sponsored entities	569	1,766	-	2,335
Trust preferred securities	9,964	151	-	10,115
Total securities available-for-sale	$1,290,676	$14,954	$14,150	$1,291,480
Total investment securities	$2,064,444	$65,092	$14,150	$2,115,386

The amortized cost and fair value of investment securities at September 30, 2013, by contractual maturities, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Securities available-for-sale
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$460,141	$460,355
Due after one year through five years	98,079	98,283
Due after five years through ten years	119,240	114,235
Due after ten years (1)	1,102,399	1,070,436
Total	$1,779,859	$1,743,309

(1) Equity securities are reported in this category

Proceeds from sales of mortgage-backed securities were $348.7 million and repayments, maturities and calls of mortgage-backed securities were $237.9 million during the first nine months of 2013 compared to proceeds from sales of $369.0 million and repayments, maturities, and calls of $280.7 million during the same period a year ago. Proceeds from sales of other investment securities were $555.2 million during the first nine months of 2013 compared to $61.0 million during the same period year ago. Proceeds from maturity and calls of other investment securities were $180.1 million during the first nine months of 2013 compared to $494.2 million during the same period a year ago. Gains of $27.2 million and no losses were realized on sales and calls of investment securities during the first nine months of 2013 compared to gains of $13.8 million and losses of $607,000 realized for the same period a year ago.

The unrealized loss on investments in corporate bonds relates to the Company’s investment in 14 issues of bonds of financial institutions, all of which were investment grade at the date of acquisition and as of September 30, 2013. The unrealized losses for these now floating rate securities were primarily caused by the widening of credit spreads since the dates of acquisition. The contractual terms of those investments do not permit the issuers to settle the security at a price less than the amortized cost of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that these bonds would not be settled at a price less than the amortized cost of the investment. Because the Company does not intend to sell and would not be required to sell these investments until a recovery of fair value, which may be at maturity, it does not consider its investments in these corporate bonds to be other-than-temporarily impaired at September 30, 2013.

The temporarily impaired securities represent 58.6% of the fair value of investment securities as of September 30, 2013. Unrealized losses for securities with unrealized losses for less than twelve months represent 4.9%, and securities with unrealized losses for twelve months or more represent 5.6%, of the historical cost of these securities. Unrealized losses on these securities generally resulted from increases in interest rates or spreads subsequent to the date that these securities were purchased.

At September 30, 2013, management believed the impairment was temporary and, accordingly, no impairment loss has been recognized in our condensed consolidated statements of operations. The Company expects to recover the amortized cost basis of its debt securities, and has no intent to sell and will not be required to sell available-for-sale debt securities that have declined below their cost before their anticipated recovery.

The table below shows the fair value and unrealized losses of the temporarily impaired securities in our investment securities portfolio as of September 30, 2013, and December 31, 2012:

	September 30, 2013
	Temporarily impaired securities

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Securities Available-for-Sale
Mortgage-backed securities	$882,851	$45,944	$154	$2	$883,005	$45,946
Mortgage-backed securities-Non-agency	94	1	-	-	94	1
Collateralized mortgage obligations	68	1	332	59	400	60
Corporate debt securities	9,984	16	122,717	7,283	132,701	7,299
Mutual funds	5,812	188	-	-	5,812	188
Total securities available-for-sale	$898,809	$46,150	$123,203	$7,344	$1,022,012	$53,494
Total investment securities	$898,809	$46,150	$123,203	$7,344	$1,022,012	$53,494

	December 31, 2012
	Temporarily impaired securities

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Securities Available-for-Sale
U.S. treasury securities	$49,969	$5	$-	$-	$49,969	$5
Mortgage-backed securities	231	1	170	1	401	2
Mortgage-backed securities-Non-agency	-	-	96	2	96	2
Collateralized mortgage obligations	-	-	439	35	439	35
Asset-backed securities	-	-	141	4	141	4
Corporate debt securities	52,468	2,532	253,430	11,570	305,898	14,102
Total securities available-for-sale	$102,668	$2,538	$254,276	$11,612	$356,944	$14,150
Total investment securities	$102,668	$2,538	$254,276	$11,612	$356,944	$14,150

Investment securities having a carrying value of $941.8 million at September 30, 2013, and $1.45 billion at December 31, 2012, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, interest rate swaps, and foreign exchange transactions.

7. Loans

Most of the Company’s business activity is with Asian customers located in Southern and Northern California; New York City, New York; Houston and Dallas, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration, and generally its loans are secured by real property or other collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, from refinancing by other lenders, or through sale by the borrowers of the secured collateral.

The components of loans in the condensed consolidated balance sheets as of September 30, 2013, and December 31, 2012, were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Type of Loans:
Commercial loans	$2,237,902	$2,127,107
Residential mortgage loans	1,293,849	1,146,230
Commercial mortgage loans	3,921,348	3,768,452
Equity lines	173,798	193,852
Real estate construction loans	189,867	180,950
Installment and other loans	15,249	12,556
Gross loans	7,832,013	7,429,147

Less:
Allowance for loan losses	(181,452)	(183,322)
Unamortized deferred loan fees	(12,933)	(10,238)
Total loans, net	$7,637,628	$7,235,587

At September 30, 2013, recorded investment in impaired loans totaled $215.8 million and was comprised of non-accrual loans of $99.9 million, and accruing troubled debt restructured (“TDR”) loans of $115.9 million. At December 31, 2012, recorded investment in impaired loans totaled $248.6 million and was comprised of non-accrual loans of $103.9 million and accruing TDRs of $144.7 million. For impaired loans, the amounts previously charged off represent 22.2% at September 30, 2013, and 23.2% at December 31, 2012, of the contractual balances for impaired loans. The following table presents the average balance and interest income recognized related to impaired loans for the periods indicated:

	Impaired Loans
	Average Recorded Investment				Interest Income Recognized
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In thousands)
Commercial loans	$32,187	$25,987	$24,873	$33,672	$166	$49	$395	$146
Real estate construction loans	34,946	41,404	39,014	51,176	67	177	199	531
Commercial mortgage loans	132,921	178,206	145,380	180,959	730	1,971	3,289	5,477
Residential mortgage and equity lines	16,884	18,370	17,574	18,420	106	49	227	148
Total	$216,938	$263,967	$226,841	$284,227	$1,069	$2,246	$4,110	$6,302

The following table presents impaired loans and the related allowance for credit losses as of the dates indicated:

	Impaired Loans
	September 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$20,896	$17,699	$-	$29,359	$18,963	$-
Real estate construction loans	25,438	15,135	-	9,304	7,277	-
Commercial mortgage loans	125,489	94,167	-	189,871	152,957	-
Residential mortgage loans and equity lines	2,978	2,969	-	4,303	4,229	-
Subtotal	$174,801	$129,970	$-	$232,837	$183,426	$-
With allocated allowance
Commercial loans	$22,099	$17,352	$10,849	$7,804	$4,959	$1,467
Real estate construction loans	28,847	19,694	5,691	54,718	34,856	8,158
Commercial mortgage loans	35,582	34,688	6,129	14,163	12,928	1,336
Residential mortgage loans and equity lines	15,951	14,097	693	14,264	12,428	1,222
Subtotal	$102,479	$85,831	$23,362	$90,949	$65,171	$12,183
Total impaired loans	$277,280	$215,801	$23,362	$323,786	$248,597	$12,183

The following table presents the aging of the loan portfolio by type as of September 30, 2013, and as of December 31, 2012:

	September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$17,034	$4,136	$-	$24,506	$45,676	$2,192,226	$2,237,902
Real estate construction loans	-	-	-	28,995	28,995	160,872	189,867
Commercial mortgage loans	2,396	262	499	35,996	39,153	3,882,195	3,921,348
Residential mortgage loans	3,310	2,237	-	10,364	15,911	1,451,736	1,467,647
Installment and other loans	208	-	-	-	208	15,041	15,249
Total loans	$22,948	$6,635	$499	$99,861	$129,943	$7,702,070	$7,832,013

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-accrual Loans	Total Past Due	Loans Not Past Due	Total
Type of Loans:	(In thousands)
Commercial loans	$16,832	$1,610	$630	$19,958	$39,030	$2,088,077	$2,127,107
Real estate construction loans	-	1,471	-	36,299	37,770	143,180	180,950
Commercial mortgage loans	21,570	3,627	-	35,704	60,901	3,707,551	3,768,452
Residential mortgage loans	5,324	1,972	-	11,941	19,237	1,320,845	1,340,082
Installment and other loans	-	-	-	-	-	12,556	12,556
Total loans	$43,726	$8,680	$630	$103,902	$156,938	$7,272,209	$7,429,147

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

TDRs on accrual status are comprised of the loans that have, pursuant to the Bank’s policy, performed under the restructured terms and have demonstrated sustained performance under the modified terms for nine months before being returned to accrual status. The sustained performance considered by management pursuant to its policy includes the periods prior to the modification if the prior performance met or exceeded the modified terms. This would include cash paid by the borrower prior to the restructure to set up interest reserves.

At September 30, 2013, accruing TDRs were $115.9 million and non-accrual TDRs were $43.6 million compared to accruing TDRs of $144.7 million and non-accrual TDRs of $47.7 million at December 31, 2012. The Company allocated specific reserves of $6.3 million to accruing TDRs and $4.5 million to non-accrual TDRs at September 30, 2013, and $1.1 million to accruing TDRs and $7.8 million to non-accrual TDRs at December 31, 2012. The following table presents TDRs that were modified during the first nine months of 2013 and 2012, their specific reserve at September 30, 2013, and charge-offs during the first nine months of 2013 and 2012:

	Nine months ended September 30, 2013				September 30, 2013
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	9	11,705	10,516	$1,189	$71
Commercial mortgage loans	3	7,474	7,474	-	191
Residential mortgage loans and equity lines	11	3,736	3,658	78	125
Total	23	$22,915	$21,648	$1,267	$387

	Nine months ended September 30, 2012				September 30, 2013
	No. of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserve
	(Dollars in thousands)

Commercial loans	8	$2,144	$2,144	$-	$75
Commercial mortgage loans	15	59,299	55,610	3,689	-
Residential mortgage loans and equity lines	7	2,895	2,895	-	70
Total	30	$64,338	$60,649	$3,689	$145

Modifications of the loan terms during the first nine months of 2013 were in the form of changes in the stated interest rate, and in payment terms to interest only from principal and interest or reduction in monthly payment amount, multiple note structure, and waiver of late charges and collection fees.  The length of time for which modifications involving a reduction of the stated interest rate or changes in payment terms that were documented ranged from twelve months to three years from the modification date.

We expect that the TDR loans on accruing status as of September 30, 2013, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. A summary of TDRs by type of concession, and by type of loan as of September 30, 2013, and December 31, 2012, is shown below:

	September 30, 2013

Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$4,813	$2,943	$2,788	$10,544
Real estate construction loans	-	-	5,833	5,833
Commercial mortgage loans	12,740	9,130	70,991	92,861
Residential mortgage loans	1,573	1,588	3,541	6,702
Total accruing TDRs	$19,126	$13,661	$83,153	$115,940

	September 30, 2013

Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$3,026	$1,391	$-	$4,417
Real estate construction loans	-	16,199	-	9,301	25,500
Commercial mortgage loans	1,464	1,640	-	6,677	9,781
Residential mortgage loans	249	2,241	-	1,420	3,910
Total non-accrual TDRs	$1,713	$23,106	$1,391	$17,398	$43,608

	December 31, 2012

Accruing TDRs	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$531	$3,020	$-	$413	$3,964
Real estate construction loans	-	-	-	5,834	5,834
Commercial mortgage loans	27,003	16,656	739	85,783	130,181
Residential mortgage loans	1,461	1,024	-	2,231	4,716
Total accruing TDRs	$28,995	$20,700	$739	$94,261	$144,695

	December 31, 2012

Non-accrual TDRs	Interest Deferral	Principal Deferral	Rate Reduction	Rate Reduction and Forgiveness of Principal	Rate Reduction and Payment Deferral	Total
	(In thousands)
Commercial loans	$-	$912	$-	$1,518	$-	$2,430
Real estate construction loans	-	16,767	9,579	-	-	26,346
Commercial mortgage loans	1,685	2,817	5,746	-	5,076	15,324
Residential mortgage loans	275	2,010	586	-	760	3,631
Total non-accrual TDRs	$1,960	$22,506	$15,911	$1,518	$5,836	$47,731

The activity within our TDR loans for the periods indicated are shown below:

	Three months ended September 30,		Nine months ended September 30,
Accruing TDRs	2013	2012	2013	2012
	(In thousands)
Beginning balance	$115,464	$153,249	$144,695	$120,016
New restructurings	10,669	14,765	15,485	53,524
Restructured loans restored to accrual status	5,397	3,957	6,851	6,810
Charge-offs	-	(251)	(78)	(251)
Payments	(15,274)	(1,569)	(48,663)	(4,124)
Restructured loans placed on nonaccrual	(316)	-	(2,350)	(5,824)
Ending balance	$115,940	$170,151	$115,940	$170,151

	Three months ended September 30,		Nine months ended September 30,
Non-accrual TDRs	2013	2012	2013	2012
	(In thousands)
Beginning balance	$48,524	$23,285	$47,731	$50,870
New restructurings	2,415	1,153	6,163	7,124
Restructured loans placed on nonaccrual	316	-	2,350	5,824
Charge-offs	(1,188)	-	(2,121)	(4,285)
Payments	(1,062)	(1,405)	(3,664)	(33,647)
Restructured loans restored to accrual status	(5,397)	(3,957)	(6,851)	(6,810)
Ending balance	$43,608	$19,076	$43,608	$19,076

A loan is considered to be in payment default once it is 60 to 90 days contractually past due under the modified terms.  Two commercial loans of $1.4 million were modified as TDRs during the previous twelve months and subsequently defaulted as of September 30, 2013, within the three months and nine months ended September 30, 2013.  None of these TDRs incurred any charge-offs within the twelve month period.

Under the Company’s internal underwriting policy, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification in order to determine whether a borrower is experiencing financial difficulty.

As of September 30, 2013, there were no commitments to lend additional funds to those borrowers whose loans have been restructured, were considered impaired, or were on non-accrual status.

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

●

Substandard – These loans are inadequately protected by current sound net worth, paying capacity, or pledged collateral. Well-defined weaknesses exist that could jeopardize repayment of debt. Loss may not be imminent, but if weaknesses are not corrected, there is a good possibility of some loss.

●

Doubtful – The possibility of loss is extremely high, but due to identifiable and important pending events (which may strengthen the loan), a loss classification is deferred until the situation is better defined.

●	Loss – These loans are considered uncollectible and of such little value that to continue to carry the loan as an active asset is no longer warranted.

The following table presents loan portfolio by risk rating as of September 30, 2013, and as of December 31, 2012:

	September 30, 2013
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$2,047,158	$84,776	$94,088	$11,880	$2,237,902
Real estate construction loans	151,696	-	34,676	3,495	189,867
Commercial mortgage loans	3,543,731	137,183	240,434	-	3,921,348
Residential mortgage loans and equity lines	1,453,498	-	14,149	-	1,467,647
Installment and other loans	15,249	-	-	-	15,249
Total gross loans	$7,211,332	$221,959	$383,347	$15,375	$7,832,013

	December 31, 2012
	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Commercial loans	$1,944,989	$76,776	$94,077	$11,265	$2,127,107
Real estate construction loans	109,269	18,000	45,171	8,510	180,950
Commercial mortgage loans	3,344,783	162,455	261,214	-	3,768,452
Residential mortgage loans and equity lines	1,322,768	816	16,084	414	1,340,082
Installment and other loans	12,556	-	-	-	12,556
Total gross loans	$6,734,365	$258,047	$416,546	$20,189	$7,429,147

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers, underlying collateral, and applicable economic and environmental conditions, among other factors.

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment method as of September 30, 2013, and as of December 31, 2012:

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage Loans and Equity Lines	Installment and Other Loans	Total
	(In thousands)
September 30, 2013
Loans individually evaluated for impairment
Allowance	$10,849	$5,691	$6,129	$693	$-	$23,362
Balance	$35,051	$34,829	$128,855	$17,066	$-	$215,801

Loans collectively evaluated for impairment
Allowance	$55,887	$10,960	$79,959	$11,249	$35	$158,090
Balance	$2,202,851	$155,038	$3,792,493	$1,450,581	$15,249	$7,616,212

Total allowance	$66,736	$16,651	$86,088	$11,942	$35	$181,452
Total balance	$2,237,902	$189,867	$3,921,348	$1,467,647	$15,249	$7,832,013

December 31, 2012
Loans individually evaluated for impairment
Allowance	$1,467	$8,158	$1,336	$1,222	$-	$12,183
Balance	$23,922	$42,133	$165,885	$16,657	$-	$248,597

Loans collectively evaluated for impairment
Allowance	$64,634	$14,859	$81,137	$10,481	$28	$171,139
Balance	$2,103,185	$138,817	$3,602,567	$1,323,425	$12,556	$7,180,550

Total allowance	$66,101	$23,017	$82,473	$11,703	$28	$183,322
Total balance	$2,127,107	$180,950	$3,768,452	$1,340,082	$12,556	$7,429,147

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013, and September 30, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended September 30, 2013 and 2012

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage Loans and Equity Lines	Installment and Other Loans	Total
	(In thousands)

June 30, 2012 Ending Balance	66,595	16,360	99,009	10,254	56	192,274
Provision/(credit) for possible credit losses	6,199	(670)	(6,350)	740	(23)	(104)
Charge-offs	(7,387)	(39)	(966)	(477)	-	(8,869)
Recoveries	331	477	318	11	-	1,137
Net (charge-offs)/recoveries	(7,056)	438	(648)	(466)	-	(7,732)
September 30, 2012 Ending Balance	$65,738	$16,128	$92,011	$10,528	$33	$184,438

June 30, 2013 Ending Balance	$64,379	$13,755	$89,678	$11,892	$29	$179,733

Provision/(credit) for possible credit losses	2,121	1,660	(5,710)	52	6	(1,871)
Charge-offs	(200)	-	(394)	(160)	-	(754)
Recoveries	436	1,236	2,514	158	-	4,344
Net (charge-offs)/recoveries	236	1,236	2,120	(2)	-	3,590
September 30, 2013 Ending Balance	$66,736	$16,651	$86,088	$11,942	$35	$181,452

Nine months ended September 30, 2013 and 2012

	Commercial Loans	Real Estate Construction Loans	Commercial Mortgage Loans	Residential Mortgage Loans and Equity Lines	Installment and Other Loans	Total
	(In thousands)

2012 Beginning Balance	$65,658	$21,749	$108,021	$10,795	$57	$206,280

Provision/(credit) for possible credit losses	13,329	(10,081)	(12,937)	1,150	(2)	(8,541)

Charge-offs	(14,479)	(1,165)	(10,647)	(1,805)	(25)	(28,121)
Recoveries	1,230	5,625	7,574	388	3	14,820
Net (charge-offs)/recoveries	(13,249)	4,460	(3,073)	(1,417)	(22)	(13,301)

September 30, 2012 Ending Balance	$65,738	$16,128	$92,011	$10,528	$33	$184,438
Reserve for impaired loans	$1,791	$279	$1,729	$1,626	$-	$5,425
Reserve for non-impaired loans	$63,947	$15,849	$90,282	$8,902	$33	$179,013
Reserve for off-balance sheet credit commitments	$801	$668	$104	$34	$3	$1,610

2013 Beginning Balance	$66,101	$23,017	$82,473	$11,703	$28	$183,322

Provision/(credit) for possible credit losses	3,200	(8,622)	935	780	(4)	(3,711)

Charge-offs	(4,580)	-	(3,425)	(766)	-	(8,771)
Recoveries	2,015	2,256	6,105	225	11	10,612
Net (charge-offs)/recoveries	(2,565)	2,256	2,680	(541)	11	1,841

September 30, 2013 Ending Balance	$66,736	$16,651	$86,088	$11,942	$35	$181,452
Reserve for impaired loans	$10,849	$5,691	$6,129	$693	$-	$23,362
Reserve for non-impaired loans	$55,887	$10,960	$79,959	$11,249	$35	$158,090
Reserve for off-balance sheet credit commitments	$953	$287	$799	$34	$1	$2,074

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

9. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $800 million with a weighted average rate of 3.87% at September 30, 2013, compared to $1.3 billion with a weighted average rate of 3.84% at December 31, 2012. In 2012, the Company modified $200.0 million of securities sold under agreements to repurchase by extending the term by an additional four years on average, reducing the rate by an average of 168 basis points, and removing the callable feature. In 2012, the Company prepaid securities sold under agreements to repurchase totaling $150 million with a weighted average rate of 4.43% and incurred prepayment penalties of $9.4 million. In the first nine months of 2013, the Company prepaid securities sold under agreements to repurchase totaling $450 million with a weighted average rate of 3.79% and incurred prepayment penalties of $22.6 million. Five floating-to-fixed rate agreements totaling $300.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 200 basis points to the three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.78% to 5.07%. After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Six fixed-to-floating rate agreements totaling $300.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months. For the remaining term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.50% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The table below provides summary data for the $600 million of callable securities sold under agreements to repurchase as of September 30, 2013:

(Dollars in millions)	Fixed-to-floating			Floating-to-fixed		Total
Rate type	Float Rate			Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.75%	3.50%	3.50%
Minimum rate	0.0%	0.0%	0.0%
No. of agreements	1	2	3	1	4	11
Amount	$50.0	$100.0	$150.0	$100.0	$200.0	$600.0
Weighted average rate	3.75%	3.50%	3.50%	4.78%	5.00%	4.24%
Final maturity	2014	2014	2015	2014	2017

The table below provides summary data for non-callable fixed rate securities sold under agreements to repurchase as of September 30, 2013:

Maturity	No. of Agreements	Amount (In thousands)	Weighted Average Interest Rate
1 year to 3 years	1	$50,000	2.69%
3 years to 5 years	3	$150,000	2.81%
Total	4	$200,000	2.78%

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency securities, and mortgage-backed securities with a fair value of $920.1 million as of September 30, 2013, and $1.4 billion as of December 31, 2012.

10. Income Taxes

Income tax expense totaled $52.5 million, or an effective tax rate of 36.5%, for the first nine months of 2013, compared to an income tax expense of $50.9 million, or an effective tax rate of 36.3%, for the same period a year ago. The effective tax rate includes the impact of the utilization of low income housing tax credits and recognition of other tax credits for both years.

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

●	Level 3 – Unobservable inputs based on the Company’s own judgment about the assumptions that a market participant would use.

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

Goodwill. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The two-step impairment testing process, if needed, begins by assigning net assets and goodwill to the three reporting units— Commercial Lending, Retail Banking, and East Coast Operations.  The Company then completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary.  If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment.  Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill.  The implied fair value of goodwill is computed by assuming that all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill.  This adjusted goodwill balance is the implied fair value used in step two.  An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value. In connection with the determination of fair value, certain data and information is utilized, including earnings forecasts at the reporting unit level for the next four years.  Other key assumptions include terminal values based on future growth rates and discount rates for valuing the cash flows, which have inputs for the risk-free rate, market risk premium, and adjustments to reflect inherent risk and required market returns. Because of the significance of unobservable inputs in the valuation of goodwill impairment, goodwill subject to nonrecurring fair value adjustments is classified as a Level 3 measurement.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2013, and December 31, 2012:

September 30, 2013	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$460,333	$-	$-	$460,333
Mortgage-backed securities	-	1,095,019	-	1,095,019
Collateralized mortgage obligations	-	6,697	-	6,697
Asset-backed securities	-	128	-	128
Corporate debt securities	-	167,840	-	167,840
Mutual funds	5,812	-	-	5,812
Preferred stock of government sponsored entities	-	7,480	-	7,480
Total securities available-for-sale	466,145	1,277,164	-	1,743,309
Trading securities	-	4,855	-	4,855
Warrants	-	-	49	49
Foreign exchange contracts	-	5,816	-	5,816
Total assets	$466,145	$1,287,835	$49	$1,754,029

Liabilities

Option contracts	$-	$1	$-	$1
Foreign exchange contracts	$-	$4,725	$-	$4,725
Total liabilities	$-	$4,726	$-	$4,726

December 31, 2012	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets

Securities available-for-sale
U.S. Treasury securities	$509,971	$-	$-	$509,971
Mortgage-backed securities	-	416,694	-	416,694
Collateralized mortgage obligations	-	10,168	-	10,168
Asset-backed securities	-	141	-	141
Corporate debt securities	-	335,977	-	335,977
Mutual funds	6,079	-	-	6,079
Preferred stock of government sponsored entities	-	2,335	-	2,335
Trust preferred securities	10,115	-	-	10,115
Total securities available-for-sale	526,165	765,315	-	1,291,480
Trading securities	-	4,703	-	4,703
Warrants	-	-	104	104
Foreign exchange contracts	-	2,924	-	2,924
Total assets	$526,165	$772,942	$104	$1,299,211

Liabilities

Option contracts	$-	$2	$-	$2
Foreign exchange contracts	-	1,586	-	1,586
Total liabilities	$-	$1,588	$-	$1,588

The Company measured the fair value of its warrants on a recurring basis using significant unobservable inputs. The fair value of warrants was $49,000 at September 30, 2013, compared to $104,000 at December 31, 2012. The fair value adjustment of warrants was included in other operating income in the third quarter of 2013.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at September 30, 2013, the following table provides the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets as of September 30, 2013, and December 31, 2012, and the total losses/(gains) for the periods indicated:

	September 30, 2013				Total Losses/(gains)
	Fair Value Measurements Using				Three Months ended		Nine Months ended
	Level 1	Level 2	Level 3	Total at Fair Value	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$6,502	$6,502	$-	$1,983	$536	$2,848
Commercial mortgage loans	-	-	28,533	28,533	394	-	459	-
Construction- residential	-	-	500	500	-	-	-	-
Construction- other	-	-	13,503	13,503	-	-	-	-
Real estate loans	-	-	-	-	-	-	-	301
Residential mortgage loans and equity lines	-	-	13,404	13,404	160	251	191	782
Land loans	-	-	27	27	-	-	-	-
Total impaired loans	-	-	62,469	62,469	554	2,234	1,186	3,931
Other real estate owned (1)	-	27,081	8,321	35,402	111	2,875	(1,267)	10,602
Investments in venture capital	-	-	9,085	9,085	84	39	295	226
Equity investments	642	-	-	642	-	-	-	43
Total assets	$642	$27,081	$79,875	$107,598	$749	$5,148	$214	$14,802

(1)	Other real estate owned balance of $49.8 million in the condensed consolidated balance sheet is net of estimated disposal costs.

	December 31, 2012				Total Losses
	Fair Value Measurements Using				Twelve months ended
	Level 1	Level 2	Level 3	Total at Fair Value	December 31, 2012	December 31, 2011
	(In thousands)
Assets

Impaired loans by type:
Commercial loans	$-	$-	$3,492	$3,492	$-	$877
Commercial mortgage loans	-	-	11,295	11,295	440	-
Construction- residential	-	-	500	500	-	-
Construction- other	-	-	46,153	46,153	65	-
Residential mortgage loans and equity lines	-	-	11,206	11,206	605	820
Land loans	-	-	297	297	162	46
Total impaired loans	-	-	72,943	72,943	1,272	1,743
Other real estate owned (1)	-	27,149	4,841	31,990	10,904	7,003
Investments in venture capital	-	-	9,001	9,001	309	379
Equity investments	142	-	-	142	181	200
Total assets	$142	$27,149	$86,785	$114,076	$12,666	$9,325

(1)	Other real estate owned balance of $46.4 million in the condensed consolidated balance sheet is net of estimated disposal costs.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans was primarily based on the appraised value of collateral adjusted by estimated sales cost and commissions. The Company generally obtains new appraisal reports every nine months. As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the reported periods, collateral discounts ranged from 45% in the case of accounts receivable collateral to 65% in the case of inventory collateral.

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

The Company applies estimated sales cost and commission ranging from 3% to 6% to collateral value of impaired loans, quoted price, or loan sale price of loans held for sale, and appraised value of OREOs.

The significant unobservable inputs in the Black-Scholes option pricing model for the fair value of warrants are the expected life of warrant ranging from 2 to 4 years, risk-free interest rate from 0.33% to 1.01%, and stock volatility from 12.6% to 16.6%.

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

Fair value was estimated in accordance with ASC Topic 825, formerly SFAS 107. Fair value estimates were made at specific points in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates were subjective in nature and involved uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The following table presents the estimated fair value of financial instruments as of September 30, 2013, and as of December 31, 2012:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$201,815	$201,815	$144,909	$144,909
Short-term investments	389,024	389,024	411,983	411,983
Securities held-to-maturity	-	-	773,768	823,906
Securities available-for-sale	1,743,309	1,743,309	1,291,480	1,291,480
Trading securities	4,855	4,855	4,703	4,703
Loans, net	7,637,628	7,460,436	7,235,587	7,169,732
Investment in Federal Home Loan Bank stock	28,683	28,683	41,272	41,272
Warrants	49	49	104	104

	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	$-	$-	$105	$-
Foreign exchange contracts	277,430	5,816	188,145	2,924

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Deposits	$7,918,543	$7,917,105	$7,383,225	$7,389,015
Securities sold under agreements to repurchase	800,000	858,315	1,250,000	1,361,585
Advances from Federal Home Loan Bank	376,200	376,429	146,200	146,789
Other borrowings	19,108	16,020	18,713	14,573
Long-term debt	171,136	97,604	171,136	98,392

	Notional Amount	Fair Value	Notional Amount	Fair Value
Option contracts	$-	$1	$104	$2
Foreign exchange contracts	185,558	4,725	133,669	1,586

	Notional Amount	Fair Value	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$1,760,520	$(1,919)	$1,740,463	$(1,875)
Standby letters of credit	46,457	(200)	44,672	(204)
Other letters of credit	88,601	(50)	71,073	(34)
Bill of lading guarantees	172	-	77	-

The following table presents the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already included on the condensed consolidated balance sheets at fair value as of September 30, 2013, and December 31, 2012.

	September 30, 2013
	Estimated Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$201,815	$201,815	$-	$-
Short-term investments	389,024	389,024	-	-
Securities available-for-sale	1,743,309	466,145	1,277,164	-
Trading securities	4,855	-	4,855	-
Loans, net	7,460,436	-	-	7,460,436
Investment in Federal Home Loan Bank stock	28,683	-	28,683	-
Warrants	49	-	-	49
Financial Liabilities
Deposits	7,917,105	-	-	7,917,105
Securities sold under agreements to repurchase	858,315	-	858,315	-
Advances from Federal Home Loan Bank	376,429	-	376,429	-
Other borrowings	16,020	-	-	16,020
Long-term debt	97,604	-	97,604	-

	December 31, 2012
	Estimated Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets
Cash and due from banks	$144,909	$144,909	$-	$-
Short-term investments	411,983	411,983	-	-
Securities held-to-maturity	823,906	-	823,906	-
Securities available-for-sale	1,291,480	526,165	765,315	-
Trading securities	4,703	-	4,703	-
Loans, net	7,169,732	-	-	7,169,732
Investment in Federal Home Loan Bank stock	41,272	-	41,272	-
Warrants	104	-	-	104
Financial Liabilities
Deposits	7,389,015	-	-	7,389,015
Securities sold under agreements to repurchase	1,361,585	-	1,361,585	-
Advances from Federal Home Loan Bank	146,789	-	146,789	-
Other borrowings	14,573	-	-	14,573
Long-term debt	98,392	-	98,392	-

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

At September 30, 2013, the Company’s market capitalization was above book value and there was no triggering event that required the Company to assess goodwill for impairment as of an interim date.

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

The Company follows ASC Topic 815 that establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the Company’s consolidated balance sheet and measurement of those financial derivatives at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and, if so, the type of hedge.

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counter parties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At September 30, 2013, the notional amount of option contracts totaled $101,000 with a net negative fair value of $1,000. Spot and forward contracts in the total notional amount of $277.4 million had a positive fair value of $5.8 million at September 30, 2013. Spot and forward contracts in the total notional amount of $185.6 million had a negative fair value of $4.7 million at September 30, 2013. At December 31, 2012, the notional amount of option contracts totaled $209,000 with a net negative fair value of $2,000. Spot and forward contracts in the total notional amount of $188.1 million had a positive fair value of $2.9 million at December 31, 2012. Spot and forward contracts in the total notional amount of $133.7 million had a negative fair value of $1.6 million at December 31, 2012.

15. Balance Sheet Offsetting

Certain financial instruments, including resell and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. The Company’s securities sold with agreement to repurchase and derivative transactions with upstream financial institution counter parties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset such financial instruments for financial reporting purposes.

Financial instruments that are eligible for offset in the condensed consolidated balance sheets, as of September 30, 2013, and December 31, 2012, are presented in the following tables:

				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Collateral Posted	Net Amount
September 30, 2013
Securities sold under agreements to repurchase	$800,000	$-	$800,000	$-	$(800,000)	$-

December 31, 2012
Securities sold under agreements to repurchase	$1,250,000	$-	$1,250,000	$-	$(1,250,000)	$-

16. Stockholders’ Equity

Total equity was $1.44 billion at September 30, 2013, a decrease of $194.2 million, or 11.9%, from $1.63 billion at December 31, 2012, primarily due to the redemptions in two equal installments on March 20, 2013 and on September 30, 2013 of Bancorp’s $258 million of Series B Preferred Stock issued under the U.S. Treasury's TARP Capital Purchase Program and increases in unrealized losses on securities available for sale of $21.6 million offset by $91.7 million in net income.

The accumulated other comprehensive loss as of September 30, 2013, was all from unrealized losses on securities available-for-sale. Activity in accumulated other comprehensive income, net of tax, and reclassification out of accumulated other comprehensive income for the three months and nine months ended September 30, 2013, was as follows:

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Pre-tax	Tax expense	Net-of-tax	Pre-tax	Tax expense	Net-of-tax
	(In thousands)
Beginning balance, net of tax			$(15,073)			$465
Net unrealized losses arising during the period	$(1,854)	$(780)	$(1,074)	$(48,245)	$(20,282)	$(27,963)
Reclassification adjustment for net securities losses included in net income	(8,688)	(3,652)	(5,036)	(27,157)	(11,417)	(15,740)
Net unrealized gains arising from transferring securities held-to-maturity to available-for-sale	-	-	-	38,052	15,997	22,055
Total other comprehensive income	$(10,542)	$(4,432)	$(6,110)	$(37,350)	$(15,702)	$(21,648)
Ending balance, net of tax			$(21,183)			$(21,183)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is given based on the assumption that the reader has access to and has read the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies

The discussion and analysis of the Company’s unaudited condensed consolidated balance sheets and results of operations are based upon its unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Highlights

●	Redemption on September 30, 2013, of the remaining $129 million of the Company’s preferred stock issued under the U.S. Treasury's TARP Capital Purchase Program.
●

Net recoveries of loans were $3.6 million in the third quarter of 2013, compared to net charge-offs of $7.7 million the same quarter a year ago and net recoveries of $939,000 in the second quarter of 2013.

Quarterly Statement of Operations Review

Net Income

Net income available to common stockholders for the quarter ended September 30, 2013, was $30.0 million, an increase of $3.8 million, or 14.5%, compared to a net income available to common stockholders of $26.2 million for the same quarter a year ago. Diluted earnings per share available to common stockholders for the quarter ended September 30, 2013, was $0.38 compared to $0.33 for the same quarter a year ago due primarily to decreases in litigation expenses, the reversal for credit losses, increases in net interest income, increases in wealth management commissions and decreases in other real estate owned (“OREO”) expenses offset by increases in salaries and employee benefits and costs associated with debt redemption.

Return on average stockholders’ equity was 8.37% and return on average assets was 1.22% for the quarter ended September 30, 2013, compared to a return on average stockholders’ equity of 7.62% and a return on average assets of 1.14% for the same quarter a year ago.

Financial Performance

	Third Quarter
	2013	2012
Net income (million)	$32.5	$30.4
Net income available to common stockholders (million)	$30.0	$26.2
Basic earnings per common share	$0.38	$0.33
Diluted earnings per common share	$0.38	$0.33
Return on average assets	1.22%	1.14%
Return on average total stockholders' equity	8.37%	7.62%
Efficiency ratio	51.01%	49.82%

Net Interest Income Before Provision for Credit Losses

Net interest income before provision for credit losses increased $2.2 million, or 2.7%, to $82.6 million during the third quarter of 2013 compared to $80.4 million during the same quarter a year ago. The increase was due primarily to the decrease in interest expense from time deposits and securities sold under agreements to repurchase offset by the decrease in interest income from investment securities.

The net interest margin, on a fully taxable-equivalent basis, was 3.35% for the third quarter of 2013, compared to 3.30% for the second quarter of 2013, and 3.26% for the third quarter of 2012. The decrease in the interest expense on time deposits and securities sold under agreements to repurchase offset by decreases in earnings on investment securities and loans contributed to the increase in the net interest margin compared to the third quarter of 2012.

For the third quarter of 2013, the yield on average interest-earning assets was 4.15%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities was 1.05%, and the cost of interest bearing deposits was 0.64%. In comparison, for the third quarter of 2012, the yield on average interest-earning assets was 4.32%, on a fully taxable-equivalent basis, the cost of funds on average interest-bearing liabilities was 1.35%, and the cost of interest bearing deposits was 0.72%. The interest spread, defined as the difference between the yield on average interest-earning assets and the cost of funds on average interest-bearing liabilities, increased 13 basis points to 3.10% for the quarter ended September 30, 2013, from 2.97% for the same quarter a year ago, primarily for the reasons discussed above.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the three months ended September 30, 2013, and 2012. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Three months ended September 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest earning assets:
Commercial loans	$2,213,240	$21,733	3.90%	$1,996,906	$21,057	4.20%
Residential mortgage loans	1,440,198	16,650	4.62	1,241,308	15,059	4.85
Commercial mortgage loans	3,895,436	49,941	5.09	3,684,719	51,217	5.53
Real estate construction loans	164,639	2,481	5.98	184,629	2,596	5.59
Other loans and leases	18,654	33	0.70	15,007	95	2.52
Total loans and leases (1)	7,732,167	90,838	4.66	7,122,569	90,024	5.03
Taxable securities	1,869,101	10,868	2.31	2,188,205	15,157	2.76
Tax-exempt securities (3)	-	-	-	131,024	1,594	4.84
Federal Home Loan Bank stock	30,938	449	5.76	46,702	57	0.49
Interest bearing deposits	160,985	307	0.76	394,830	471	0.47
Federal funds sold and securities purchased under agreements to resell	-	-	-	6,413	2	0.12
Total interest-earning assets	9,793,191	102,462	4.15	9,889,743	107,305	4.32
Non-interest earning assets:
Cash and due from banks	136,315			138,581
Other non-earning assets	783,043			810,595
Total non-interest earning assets	919,358			949,176
Less: Allowance for loan losses	(180,693)			(192,192)
Deferred loan fees	(12,365)			(8,859)
Total assets	$10,519,491			$10,637,868

Interest bearing liabilities:
Interest bearing demand accounts	$647,037	$262	0.16	$535,708	$207	0.15
Money market accounts	1,234,091	1,818	0.58	1,041,986	1,440	0.55
Savings accounts	471,849	86	0.07	464,091	92	0.08
Time deposits	4,069,612	8,206	0.80	4,129,075	9,492	0.91
Total interest-bearing deposits	6,422,589	10,372	0.64	6,170,860	11,231	0.72

Securities sold under agreements to repurchase	855,435	8,402	3.90	1,358,152	13,734	4.02
Other borrowings	82,822	150	0.72	40,030	74	0.74
Long-term debt	171,136	930	2.16	171,136	1,291	3.00
Total interest-bearing liabilities	7,531,982	19,854	1.05	7,740,178	26,330	1.35
Non-interest bearing liabilities:
Demand deposits	1,353,451			1,209,253
Other liabilities	86,452			95,741
Total equity	1,547,606			1,592,696
Total liabilities and equity	$10,519,491			$10,637,868
Net interest spread (4)			3.10%			2.97%
Net interest income (4)		$82,608			$80,975
Net interest margin (4)			3.35%			3.26%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)

The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory federal income tax rate of 35%.

(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory federal income tax rate of 35%.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)
	Three months ended September 30, 2013-2012 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	7,497	(6,683)	814
Taxable securities	(2,026)	(2,263)	(4,289)
Tax-exempt securities (2)	(1,594)	-	(1,594)
Federal Home Loan Bank stock	(25)	417	392
Deposits with other banks	(360)	196	(164)
Federal funds sold and securities purchased under agreements to resell	(2)	-	(2)
Total decrease in interest income	3,490	(8,333)	(4,843)

Interest-bearing liabilities:
Interest bearing demand accounts	45	10	55
Money market accounts	282	96	378
Savings accounts	2	(8)	(6)
Time deposits	(133)	(1,153)	(1,286)
Securities sold under agreements to repurchase	(4,917)	(415)	(5,332)
Other borrowed funds	78	(2)	76
Long-term debt	-	(361)	(361)
Total decrease in interest expense	(4,643)	(1,833)	(6,476)
Changes in net interest income	$8,133	$(6,500)	$1,633

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)

The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis using a statutory federal income tax rate of 35%.

Provision for Credit Losses

Provision for credit losses was a credit of $3.0 million for the third quarter of 2013 compared to no provision for credit losses in the third quarter of 2012. The provision for credit losses was based on the review of the adequacy of the allowance for loan losses at September 30, 2013, and reflected the net recoveries during the third quarter of 2013 of $3.6 million. The provision or reversal for credit losses represents the charge against or benefit toward current earnings that is determined by management, through a credit review process, as the amount needed to establish an allowance that management believes to be sufficient to absorb credit losses inherent in the Company’s loan portfolio, including unfunded commitments. The following table summarizes the charge-offs and recoveries for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Charge-offs:
Commercial loans	$200	$7,387	$4,580	$14,479
Construction loans- residential	-	-	-	391
Construction loans- other	-	39	-	774
Real estate loans (1)	554	1,441	2,873	12,351
Real estate- land loans	-	2	1,318	101
Installment and other loans	-	-	-	25
Total charge-offs	754	8,869	8,771	28,121
Recoveries:
Commercial loans	436	331	2,015	1,230
Construction loans- residential	1,046	449	1,200	3,712
Construction loans- other	190	28	1,056	1,913
Real estate loans (1)	1,225	317	4,229	6,784
Real estate- land loans	1,447	12	2,101	1,178
Installment and other loans	-	-	11	3
Total recoveries	4,344	1,137	10,612	14,820
Net (recoveries)/charge-offs	$(3,590)	$7,732	$(1,841)	$13,301

(1)	Real estate loans include commercial mortgage loans, residential mortgage loans and equity lines.

Non-Interest Income

Non-interest income, which includes revenues from depository service fees, letters of credit commissions, securities gains (losses), gains (losses) on loan sales, wire transfer fees, and other sources of fee income, was $16.7 million for the third quarter of 2013, an increase of $1.1 million, or 7.0%, compared to $15.6 million for the third quarter of 2012. The increase in non-interest income in the third quarter of 2013 was primarily due to an increase of $630,000 in commissions from wealth management and an increase of $267,000 in other loan fees.

Non-Interest Expense

Non-interest expense increased $2.9 million, or 5.9%, to $50.7 million in the third quarter of 2013 compared to $47.8 million in the same quarter a year ago. The efficiency ratio was 51.01% in the third quarter of 2013 compared to 49.82% for the same quarter a year ago.

Prepayment penalties increased to $6.9 million in the third quarter of 2013 compared to $3.5 million in the same quarter a year ago. The Company prepaid securities sold under agreements to repurchase of $150.0 million in the third quarter of 2013 compared to $50.0 million in the same period a year ago. Salaries and employee benefits increased $4.3 million, or 23.3%, in the third quarter of 2013 compared to the same quarter a year ago primarily due to increases in bonus expenses, the hiring of new employees as well as an increase in the number of temporary employees assisting in the core system conversion. Offsetting the above increases were a $5.6 million decrease in litigation accrual expenses and a $1.3 million decrease in OREO expenses.

Income Taxes

The effective tax rate for the third quarter of 2013 was 36.9% compared to 36.8% in the third quarter of 2012. The effective tax rate includes the impact of the utilization of low income housing tax credits and the recognition of other tax credits.

Year-to-Date Statement of Operations Review

Net income attributable to common stockholders for the nine months ended September 30, 2013, was $81.6 million, an increase of $4.8 million, or 6.2%, compared to net income attributable to common stockholders of $76.8 million for the same period a year ago due primarily to increases in gains on sale of securities, decreases in OREO expenses, and increases in commissions from wealth management, offset by decreases in the reversal for credit losses, increases in prepayment penalties on the prepayment of securities sold under an agreement to repurchase, increases in salaries and incentive compensation expense, increases in consulting expense, and increases in legal and collection expense. Diluted earnings per share was $1.03 compared to $0.98 per share for the same period a year ago. The net interest margin for the nine months ended September 30, 2013, increased 5 basis points to 3.33% compared to 3.28% for the same period a year ago.

Return on average stockholders’ equity was 7.78% and return on average assets was 1.16% for the nine months ended September 30, 2013, compared to a return on average stockholders’ equity of 7.65% and a return on average assets of 1.12% for the same period of 2012. The efficiency ratio for the nine months ended September 30, 2013, was 52.09% compared to 52.12% for the same period a year ago.

The following table sets forth information concerning average interest-earning assets, average interest-bearing liabilities, and the average yields and rates paid on those assets and liabilities for the nine months ended September 30, 2013, and 2012. Average outstanding amounts included in the table are daily averages.

Interest-Earning Assets and Interest-Bearing Liabilities
	Nine months ended September 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)(2)
Interest earning assets:
Commercial loans	$2,116,193	$63,066	3.98%	$1,905,101	$60,181	4.22%
Residential mortgage loans	1,395,749	48,806	4.66	1,207,048	44,855	4.95
Commercial mortgage loans	3,829,366	148,627	5.19	3,690,115	156,204	5.65
Real estate construction loans	167,282	6,953	5.56	200,836	7,952	5.29
Other loans and leases	15,849	105	0.89	16,874	294	2.33
Total loans and leases (1)	7,524,439	267,557	4.75	7,019,974	269,486	5.13
Taxable securities	1,977,788	34,986	2.37	2,287,967	50,046	2.92
Tax-exempt securities (3)	38,874	1,531	5.27	131,732	4,811	4.88
Federal Home Loan Bank stock	35,685	1,041	3.90	49,499	190	0.51
Interest bearing deposits	182,820	796	0.58	354,268	1,596	0.60
Federal funds sold and securities purchased under agreements to resell	-	-	-	20,018	18	0.12
Total interest-earning assets	9,759,606	305,911	4.19	9,863,458	326,147	4.42
Non-interest earning assets:
Cash and due from banks	144,992			124,037
Other non-earning assets	759,161			827,091
Total non-interest earning assets	904,153			951,128
Less: Allowance for loan losses	(181,206)			(197,638)
Deferred loan fees	(11,223)			(8,289)
Total assets	$10,471,330			$10,608,659

Interest bearing liabilities:
Interest bearing demand accounts	$623,554	$745	0.16	$498,613	$568	0.15
Money market accounts	1,178,812	4,990	0.57	1,012,603	4,287	0.57
Savings accounts	483,715	275	0.08	444,882	275	0.08
Time deposits	3,975,160	23,700	0.80	4,278,222	32,067	1.00
Total interest-bearing deposits	6,261,241	29,710	0.63	6,234,320	37,197	0.80

Securities sold under agreements to repurchase	1,030,403	29,778	3.86	1,385,949	42,987	4.14
Other borrowings	67,613	375	0.74	36,518	196	0.72
Long-term debt	171,136	2,778	2.17	171,136	3,895	3.04
Total interest-bearing liabilities	7,530,393	62,641	1.11	7,827,923	84,275	1.44
Non-interest bearing liabilities:
Demand deposits	1,284,579			1,130,830
Other liabilities	79,486			86,113
Total equity	1,576,872			1,563,793
Total liabilities and equity	$10,471,330			$10,608,659
Net interest spread (4)			3.08%			2.98%
Net interest income (4)		$243,270			$241,872
Net interest margin (4)			3.33%			3.28%

(1)	Yields and amounts of interest earned include loan fees. Non-accrual loans are included in the average balance.
(2)	Calculated by dividing net interest income by average outstanding interest-earning assets.
(3)

The average yield has been adjusted to a fully taxable-equivalent basis for certain securities of states and political subdivisions and other securities held using a statutory federal income tax rate of 35%.

(4)	Net interest income, net interest spread, and net interest margin on interest-earning assets have been adjusted to a fully taxable-equivalent basis using a statutory federal income tax rate of 35%.

The following table summarizes the changes in interest income and interest expense attributable to changes in volume and changes in interest rates:

Taxable-Equivalent Net Interest Income — Changes Due to Rate and Volume(1)
	Nine months ended September 30, 2013-2012 Increase (Decrease) in Net Interest Income Due to:
(Dollars in thousands)	Changes in Volume	Changes in Rate	Total Change

Interest-earning assets:
Loans and leases	18,578	(20,507)	(1,929)
Taxable securities	(6,261)	(8,799)	(15,060)
Tax-exempt securities (2)	(3,636)	356	(3,280)
Federal Home Loan Bank stock	(67)	918	851
Interest bearing deposits	(749)	(51)	(800)
Federal funds sold and securities purchased under agreements to resell	(9)	(9)	(18)

Total decrease in interest income	7,856	(28,092)	(20,236)

Interest-bearing liabilities:
Interest bearing demand accounts	148	29	177
Money market accounts	700	3	703
Savings accounts	23	(23)	-
Time deposits	(2,158)	(6,209)	(8,367)
Securities sold under agreements to repurchase	(10,461)	(2,748)	(13,209)
Other borrowings	172	7	179
Long-term debt	-	(1,117)	(1,117)
Total decrease in interest expense	(11,576)	(10,058)	(21,634)
Changes in net interest income	$19,432	$(18,034)	$1,398

(1)	Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2)

The amount of interest earned on certain securities of states and political subdivisions and other securities held has been adjusted to a fully taxable-equivalent basis using a statutory federal income tax rate of 35%.

Balance Sheet Review

Assets

Total assets were $10.82 billion at September 30, 2013, an increase of $127.4 million, or 1.2%, from $10.69 billion at December 31, 2012, primarily due to a $402.9 million increase in loans and a $56.9 million increase in cash and due from banks offset by a $321.9 million decrease in investment securities.

Investment Securities

Investment securities represented 16.1% of total assets at September 30, 2013, compared with 19.3% of total assets at December 31, 2012. The carrying value of investment securities at September 30, 2013, was $1.74 billion compared with $2.06 billion at December 31, 2012. Securities available-for-sale are carried at fair value and had a net unrealized loss, net of tax, of $21.2 million at September 30, 2013, compared with a net unrealized gain, net of tax, of $465,000 at December 31, 2012. During the first quarter of 2013, due to the ongoing discussions regarding corporate income tax rates which could have a negative impact on the after-tax yields and fair values of the Company’s portfolio of municipal securities, the Company determined it may sell such securities in response to market conditions. As a result, the Company reclassified its municipal securities from securities held-to-maturity to securities available-for-sale. Concurrent with this reclassification, the Company also reclassified all other securities held-to-maturity, which together with the municipal securities had an amortized cost on the date of transfer of $722.5 million, to securities available-for-sale. At the reclassification date, a net unrealized gain was recorded in other comprehensive income for these securities totaling $40.5 million.

The following table reflects the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities as of September 30, 2013, and December 31, 2012:

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities Available-for-Sale
U.S. treasury securities	$460,119	$214	$-	$460,333
Mortgage-backed securities	1,131,602	9,364	45,947	1,095,019
Collateralized mortgage obligations	6,489	268	60	6,697
Asset-backed securities	127	1	-	128
Corporate debt securities	174,953	186	7,299	167,840
Mutual funds	6,000		188	5,812
Preferred stock of government sponsored entities	569	6,911		7,480
Total securities available-for-sale	$1,779,859	$16,944	$53,494	$1,743,309
Total investment securities	$1,779,859	$16,944	$53,494	$1,743,309

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities Held-to-Maturity
State and municipal securities	$129,037	$9,268	$-	$138,305
Mortgage-backed securities	634,757	40,801	-	675,558
Corporate debt securities	9,974	69	-	10,043
Total securities held-to-maturity	$773,768	$50,138	$-	$823,906

Securities Available-for-Sale
U.S. treasury securities	$509,748	$228	$5	$509,971
Mortgage-backed securities	404,505	12,194	5	416,694
Collateralized mortgage obligations	9,772	430	34	10,168
Asset-backed securities	145	-	4	141
Corporate debt securities	349,973	106	14,102	335,977
Mutual funds	6,000	79	-	6,079
Preferred stock of government sponsored entities	569	1,766	-	2,335
Trust preferred securities	9,964	151	-	10,115
Total securities available-for-sale	$1,290,676	$14,954	$14,150	$1,291,480
Total investment securities	$2,064,444	$65,092	$14,150	$2,115,386

For additional information, see Note 6 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Investment securities having a carrying value of $941.8 million at September 30, 2013, and $1.45 billion at December 31, 2012, were pledged to secure public deposits, other borrowings, treasury tax and loan, Federal Home Loan Bank advances, securities sold under agreements to repurchase, interest rate swaps, and foreign exchange transactions.

Loans

Gross loans were $7.83 billion at September 30, 2013, an increase of $402.9 million, or 5.4%, from $7.43 billion at December 31, 2012, primarily due to an increase of $152.9 million, or 4.1%, in commercial mortgage loans, an increase of $147.6 million, or 12.9%, in residential mortgage loans, and an increase of $110.8 million, or 5.2%, in commercial loans. The following table sets forth the classification of loans by type, mix, and percentage change as of the dates indicated:

	September 30, 2013	% of Gross Loans	December 31, 2012	% of Gross Loans	% Change
	(Dollars in thousands)
Type of Loans
Commercial loans	$2,237,902	28.6%	$2,127,107	28.6%	5.2%
Residential mortgage loans	1,293,849	16.5	1,146,230	15.4	12.9
Commercial mortgage loans	3,921,348	50.1	3,768,452	50.7	4.1
Equity lines	173,798	2.2	193,852	2.6	(10.3)
Real estate construction loans	189,867	2.4	180,950	2.5	4.9
Installment and other loans	15,249	0.2	12,556	0.2	21.4

Gross loans	$7,832,013	100%	$7,429,147	100%	5.4%

Allowance for loan losses	(181,452)		(183,322)		(1.0)
Unamortized deferred loan fees	(12,933)		(10,238)		26.3

Total loans, net	$7,637,628		$7,235,587		5.6%

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

The ratio of non-performing assets to total assets was 1.4% at September 30, 2013, compared to 1.4% at December 31, 2012. Total non-performing assets decreased $779,000 , or 0.5%, to $150.1 million at September 30, 2013, compared to $150.9 million at December 31, 2012, primarily due to a $4.0 million, or 3.9%, decrease in non-accrual loans offset by a $3.4 million, or 7.3%, increase in OREO.

As a percentage of gross loans plus OREO, our non-performing assets decreased to 1.90% at September 30, 2013, from 2.02% at December 31, 2012. The non-performing portfolio loan coverage ratio, defined as the allowance for credit losses to non-performing loans, increased to 182.9% at September 30, 2013, from 176.7% at December 31, 2012.

The following table presents the changes in non-performing assets and troubled debt restructurings (TDRs) at September 30, 2013, compared to December 31, 2012, and to September 30, 2012:

(Dollars in thousands)	September 30, 2013	December 31, 2012	% Change	September 30, 2012	% Change
Non-performing assets
Accruing loans past due 90 days or more	$499	$630	(21)	$-	100
Non-accrual loans:
Construction loans- residential	3,495	2,984	17	2,342	49
Construction loans- non-residential	25,500	33,315	(23)	7,080	260
Land loans	8,334	6,053	38	7,204	16
Commercial real estate loans, excluding land loans	27,662	29,651	(7)	41,550	(33)
Commercial loans	24,506	19,958	23	23,035	6
Residential mortgage loans	10,364	11,941	(13)	13,733	(25)
Total non-accrual loans:	$99,861	$103,902	(4)	$94,944	5
Total non-performing loans	100,360	104,532	(4)	94,944	6
Other real estate owned	49,777	46,384	7	60,642	(18)
Total non-performing assets	$150,137	$150,916	(1)	$155,586	(4)
Accruing troubled debt restructurings (TDRs)	$115,940	$144,695	(20)	$170,151	(32)
Non-accrual TDRs (included in non-accrual loans above)	$43,608	$47,731	(9)	$19,076	129

Allowance for loan losses	$181,452	$183,322	(1)	$184,438	(2)
Allowance for off-balance sheet credit commitments	2,074	1,362	52	1,610	29
Allowance for credit losses	$183,526	$184,684	(1)	$186,048	(1)

Total gross loans outstanding, at period-end	$7,832,013	$7,429,147	5	$7,259,930	8
Allowance for loan losses to non-performing loans, at period-end	180.80%	175.37%		194.26%
Allowance for loan losses to gross loans, at period-end	2.32%	2.47%		2.54%
Allowance for credit losses to gross loans, at period-end	2.34%	2.49%		2.56%

Non-accrual Loans

At September 30, 2013, total non-accrual loans were $99.9 million, an increase of $5.0 million, or 5.2%, from $94.9 million at September 30, 2012, and a decrease of $4.0 million, or 3.9%, from $103.9 million at December 31, 2012. The allowance for the collateral-dependent loans is calculated based on the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, sales contracts, or other available market price information. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, of these loans on a quarterly basis and adjust the allowance accordingly. Non-accrual loans also include those troubled debt restructurings that do not qualify for accrual status.

The following tables present the type of properties securing the non-accrual portfolio loans and the type of businesses the borrowers engaged in as of the dates indicated:

	September 30, 2013		December 31, 2012
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Collateral
Single/multi-family residence	$20,623	$2,041	$20,996	$2,073
Commercial real estate	46,399	1,366	56,895	1,433
Land	8,333	-	6,053	-
Personal property (UCC)	-	21,099	-	16,452
Total	$75,355	$24,506	$83,944	$19,958

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

	September 30, 2013		December 31, 2012
	Real		Real
	Estate (1)	Commercial	Estate (1)	Commercial
	(In thousands)
Type of Business
Real estate development	$48,020	$14,149	$56,995	$2,387
Wholesale/Retail	17,034	3,608	15,398	3,908
Food/Restaurant	588	183	562	341
Import/Export	-	6,566	-	13,309
Other	9,713	-	10,989	13
Total	$75,355	$24,506	$83,944	$19,958

(1)	Real estate includes commercial mortgage loans, real estate construction loans, residential mortgage loans and equity lines.

Other Real Estate Owned

At September 30, 2013, other real estate owned totaled $49.8 million, which increased $2.4 million, or 7.3%, compared to $46.4 million at December 31, 2012, and decreased $10.8 million, or 17.9%, compared to $60.6 million at September 30, 2012.

Impaired Loans

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current circumstances and events. The assessment for impairment occurs when and while such loans are on non-accrual as a result of delinquency status of over 90 days or receipt of information indicating that full collection of principal is doubtful, or when the loan has been restructured in a troubled debt restructuring. Those loans with a balance less than our defined selection criteria, generally a loan amount less than $500,000 (less than $100,000 for quarters before June 30, 2012), are treated as a homogeneous portfolio. If loans meeting the defined criteria are not collateral dependent, we measure the impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. If loans meeting the defined criteria are collateral dependent, we measure the impairment by using the loan’s observable market price or the fair value of the collateral. We obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are based on “as is” or bulk sale valuations. To ensure that appraised values remain current, we generally obtain an updated appraisal every six months from qualified independent appraisers. Furthermore, if the most current appraisal is dated more than three months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral. If the third party market data indicates that the value of our collateral property values has declined since the most recent valuation date, we adjust downward the value of the property to reflect current market conditions. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, excluding disposal costs, which range between 3% to 6% of the fair value, depending on the size of the impaired loan, is charged off against the allowance for loan losses. Non-accrual impaired loans, including TDRs, are not returned to accrual status unless the unpaid interest has been brought current and full repayment of the recorded balance is expected or if the borrower has made six consecutive monthly payments of the scheduled amounts due, and TDRs are reviewed for continued impairment until they are no longer reported as TDRs.

At September 30, 2013, recorded investment in impaired loans totaled $215.8 million and was comprised of non-accrual loans of $99.9 million, and accruing TDR loans of $115.9 million. At December 31, 2012, recorded investment in impaired loans totaled $248.6 million and was comprised of non-accrual loans of $103.9 million and accruing TDRs of $144.7 million. For impaired loans, the amounts previously charged off represent 22.2% at September 30, 2013, and 23.2% at December 31, 2012, of the contractual balances for impaired loans. As of September 30, 2013, $75.4 million, or 75.5%, of the $99.9 million non-accrual loans were secured by real estate compared to $83.9 million, or 80.8%, of the $103.9 million of non-accrual loans that were secured by real estate at December 31, 2012. In light of changing property values in the current economic fluctuation affecting the real estate markets, the Bank has obtained current appraisals, sales contracts, or other available market price information which provide updated factors in evaluating potential loss.

At September 30, 2013, $23.4 million of the $181.5 million allowance for loan losses was allocated for impaired loans and $158.1 million was allocated to the general allowance. At December 31, 2012, $12.2 million of the $183.3 million allowance for loan losses was allocated for impaired loans and $171.1 million was allocated to the general allowance.

The allowance for credit losses to non-accrual loans increased to 183.8% at September 30, 2013, from 177.8% at December 31, 2012, primarily due to decreases in non-accrual loans. Non-accrual loans also include those TDRs that do not qualify for accrual status.

The following table presents impaired loans and the related allowance as of the dates indicated:

	Impaired Loans
	September 30, 2013			December 31, 2012

	Unpaid Principal Balance	Recorded Investment	Allowance	Unpaid Principal Balance	Recorded Investment	Allowance
	(In thousands)

With no allocated allowance
Commercial loans	$20,896	$17,699	$-	$29,359	$18,963	$-
Real estate construction loans	25,438	15,135	-	9,304	7,277	-
Commercial mortgage loans	125,489	94,167	-	189,871	152,957	-
Residential mortgage loans and equity lines	2,978	2,969	-	4,303	4,229	-
Subtotal	$174,801	$129,970	$-	$232,837	$183,426	$-
With allocated allowance
Commercial loans	$22,099	$17,352	$10,849	$7,804	$4,959	$1,467
Real estate construction loans	28,847	19,694	5,691	54,718	34,856	8,158
Commercial mortgage loans	35,582	34,688	6,129	14,163	12,928	1,336
Residential mortgage loans and equity lines	15,951	14,097	693	14,264	12,428	1,222
Subtotal	$102,479	$85,831	$23,362	$90,949	$65,171	$12,183
Total impaired loans	$277,280	$215,801	$23,362	$323,786	$248,597	$12,183

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

As of September 30, 2013, construction loans of $129.8 million were disbursed with pre-established interest reserves of $17.9 million compared to $51.8 million of such loans disbursed with pre-established interest reserves of $9.7 million at December 31, 2012.  The balance for construction loans with interest reserves which have been extended was $12.2 million with pre-established interest reserves of $2.7 million at September 30, 2013, compared to $4.0 million with pre-established interest reserves of $314,000, at December 31, 2012.  Land loans of $24.3 million were disbursed with pre-established interest reserves of $2.7 million at September 30, 2013, compared to $11.2 million land loans disbursed with pre-established interest reserves of $978,000 at December 31, 2012.  The balance for land loans with interest reserves which have been extended was $1.7 million with pre-established interest reserves of $53,000 at September 30, 2013, and zero at December 31, 2012.

At September 30, 2013, the Bank had no loans on non-accrual status with available interest reserves.  At September 30, 2013, $3.5 million of non-accrual residential construction loans, $25.5 million of non-accrual non-residential construction loans, and $32,000 of non-accrual land loans had been originated with pre-established interest reserves.  At December 31, 2012, the Bank had no loans on non-accrual status with available interest reserves.  At December 31, 2012, $3.0 million of non-accrual residential construction loans, $33.3 million of non-accrual non-residential construction loans, and $4.2 million of non-accrual land loans had been originated with pre-established interest reserves.   While loans with interest reserves are typically expected to be repaid in full according to the original contractual terms, some loans require one or more extensions beyond the original maturity.  Typically, these extensions are required due to construction delays, delays in sales or lease of property, or some combination of these two factors.

Loan Concentration

Most of the Company’s business activities are with customers located in the predominantly Asian areas of Southern and Northern California; New York City, New York; Dallas and Houston, Texas; Seattle, Washington; Boston, Massachusetts; Chicago, Illinois; Edison, New Jersey; Las Vegas, Nevada, and Hong Kong. The Company has no specific industry concentration, and generally its loans are collateralized with real property or other pledged collateral of the borrowers. Loans are generally expected to be paid off from the operating profits of the borrowers, refinancing by another lender, or through sale by the borrowers of the secured collateral. There were no loan concentrations to multiple borrowers in similar activities which exceeded 10% of total loans as of September 30, 2013, or as of December 31, 2012.

The federal banking regulatory agencies issued final guidance on December 6, 2006, regarding risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: (1) total reported loans for construction, land development, and other land represent 100% of the institution’s total risk-based capital, and (2) both total CRE loans represent 300% or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50% or more within the last thirty-nine months. Total loans for construction, land development, and other land represented 17.2% of total risk-based capital as of September 30, 2013, and 19.2% as of December 31, 2012. Total CRE loans represented 234% of total risk-based capital as of September 30, 2013, and 228% as of December 31, 2012 and were below the Bank’s internal limit for CRE loans of 300% of total capital at both dates.

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

The allowance for loan losses was $181.4 million and the allowance for off-balance sheet unfunded credit commitments was $2.1 million at September 30, 2013, which represented the amount believed by management to be sufficient to absorb credit losses inherent in the loan portfolio, including unfunded commitments. The allowance for credit losses, which is the sum of the allowances for loan losses and for off-balance sheet unfunded credit commitments, was $183.5 million at September 30, 2013, compared to $184.7 million at December 31, 2012, a decrease of $1.2 million, or 0.6%. The allowance for credit losses represented 2.34% of period-end gross loans and 182.9% of non-performing loans at September 30, 2013. The comparable ratios were 2.49% of period-end gross loans and 176.7% of non-performing loans at December 31, 2012. The following table sets forth information relating to the allowance for loan losses, charge-offs, recoveries, and the reserve for off-balance sheet credit commitments for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Allowance for Loan Losses

Balance at beginning of period	$179,733	$192,274	$183,322	$206,280
Provision/(reversal) for credit losses	(3,000)	-	(3,000)	(9,000)
Transfers from/(to) reserve for off-balance sheet credit commitments	1,129	(104)	(711)	459
Charge-offs :
Commercial loans	(200)	(7,387)	(4,580)	(14,479)
Construction loans-residential	-	-	-	(391)
Construction loans-other	-	(39)	-	(774)
Real estate loans	(554)	(1,441)	(2,873)	(12,351)
Land loans	-	(2)	(1,318)	(101)
Installment loans and other loans	-	-	-	(25)
Total charge-offs	(754)	(8,869)	(8,771)	(28,121)
Recoveries:
Commercial loans	436	331	2,015	1,230
Construction loans-residential	1,046	449	1,200	3,712
Construction loans-other	190	28	1,056	1,913
Real estate loans	1,225	317	4,229	6,784
Land loans	1,447	12	2,101	1,178
Installment loans and other loans	-	-	11	3
Total recoveries	4,344	1,137	10,612	14,820

Balance at end of period	$181,452	$184,438	$181,452	$184,438

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$3,202	$1,506	$1,362	$2,069
Provision/(reversal) for credit losses/transfers	(1,128)	104	712	(459)
Balance at end of period	$2,074	$1,610	$2,074	$1,610

Average loans outstanding during period ended	$7,732,167	$7,122,221	$7,524,439	$7,018,800
Total gross loans outstanding, at period-end	$7,832,013	$7,259,930	$7,832,013	$7,259,930
Total non-performing loans, at period-end	$100,360	$94,944	$100,360	$94,944
Ratio of net charge-offs to average loans outstanding during the period	-0.18%	0.43%	-0.03%	0.25%
Provision for loan losses to average loans outstanding during the period	-0.15%	0.00%	-0.05%	-0.17%
Allowance for loan losses to non-performing loans at period-end	180.80%	195.96%	180.80%	195.96%
Allowance for loan losses to gross loans at period-end	2.32%	2.56%	2.32%	2.56%

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

•

General allowance: The unclassified portfolio is segmented on a group basis. Segmentation is determined by loan type and common risk characteristics. The non-impaired loans are grouped into 23 segments: two commercial segments, ten commercial real estate segments, three residential construction segments, three non-residential construction segments, one SBA segment, one installment loans segment, one residential mortgage segment, one equity lines of credit segment, and one overdrafts segment. The allowance is provided for each segmented group based on the group’s historical loan loss experience aggregated based on loan risk classifications which takes into account the current financial condition of the borrowers and guarantors, the prevailing value of the underlying collateral if collateral dependent, charge-off history, management’s knowledge of the portfolio, general economic conditions, environmental factors including the trends in delinquency and non-accrual, and other significant factors, such as the national and local economy, volume and composition of the portfolio, strength of management and loan staff, underwriting standards, and concentration of credit. In addition, management reviews reports on past-due loans to ensure appropriate classifications. During the second quarter of 2009, in light of the continued deterioration in the economy and the increases in non-accrual loans and charge-offs, and based in part on regulatory considerations, we shortened the period used in the migration analysis from five years to four years to better reflect the impact of the most recent charge-offs, which increased the allowance for loan losses by $3.9 million; we increased the general allowance to reflect the higher loan delinquency trends, the weaker national and local economy, and the increased difficulty in assigning loan grades, which increased the allowance for loan losses by $13.2 million, and we also applied the environmental factors described above to loans rated Minimally Acceptable, Special Mention and Substandard, which increased the allowance for loan losses by $11.8 million. During the fourth quarter of 2009, we changed our migration loss analysis to reduce the weighting of the first two years of the four-year migration analysis by half to better reflect the impact of more recent losses, and further segmented the construction loan portfolios into three geographic segments. The changes made during the fourth quarter of 2009 did not have a significant impact on the allowance for loan losses. During the first quarter of 2010, we increased the number of segments for commercial real estate loans from one to ten. In addition, we changed our migration loss analysis for loans rated Pass to use as the reserve factor the total weighted average losses during the last four years for each loan segment as well as the weighting for the four-year migration so that the first two years are weighted one-third and the most recent two years are weighted two-thirds. The changes made during the first quarter of 2010 increased the allowance for loan losses by $10.4 million. During the second quarter of 2010, we further refined our methodology to give greater weighting to the most recent twelve months of charge-offs in the calculation of the loan loss reserve percentage for Pass rated loans, which increased the allowance for loan losses by $10.4 million; we discontinued the weighting in the four-year migration analysis for loans rated lower than Pass, which increased the allowance for loan losses by $7.1 million; and we increased the environmental factors for purchased syndicated loans, which increased the allowance for loan losses by $2.0 million. During the first quarter of 2011, we combined the number of segments for construction loans from nine to two by consolidating the previous three geographic groups of East Coast, Texas and all other regions into one bankwide region in light of the convergence of credit quality for construction loans of the three separate regions, which increased the allowance for loan losses by $4.8 million.

The table set forth below reflects management’s allocation of the allowance for loan losses by loan category and the ratio of each loan category to the total average loans as of the dates indicated:

(Dollars in thousands)	September 30, 2013		December 31, 2012
		Percentage of		Percentage of
		Loans in Each		Loans in Each
		Category		Category
		to Average		to Average
Type of Loan:	Amount	Gross Loans	Amount	Gross Loans
Commercial loans	$66,736	28.1%	$66,101	27.4%
Residential mortgage loans (1)	11,942	18.6	11,703	17.4
Commercial mortgage loans	86,088	50.9	82,473	52.2
Real estate construction loans	16,651	2.2	23,017	2.8
Installment and other loans	35	0.2	28	0.2
Total	$181,452	100%	$183,322	100%

(1)	Residential mortgage loans includes equity lines.

The allowance allocated to commercial loans was $66.7 million at September 30, 2013, compared to $66.1 million at December 31, 2012. The increases is due primarily to increases in commercial loans.

The allowance allocated to commercial mortgage loans increased from $82.5 million at December 31, 2012, to $86.1 million at September 30, 2013, which was due primarily to increases in commercial mortgage loans. The overall allowance for total commercial mortgage loans was 2.2% at September 30, 2013, and 2.2% at December 31, 2012.

The allowance allocated for construction loans decreased to $16.7 million, or 8.8%, of construction loans at September 30, 2013, compared to $23.0 million, or 12.7%, of construction loans at December 31, 2012, primarily due to the repayment of classified construction loans and higher appraised values for collateral securing two nonaccrual loans.

Deposits

Total deposits were $7.92 billion at September 30, 2013, an increase of $535.3 million, or 7.3%, from $7.38 billion at December 31, 2012, primarily due to a $245.6 million, or 38.1%, increase in time deposits under $100,000, a $116.4 million, or 9.8%, increase in money market deposits, a $116.0 million, or 9.1%, increase in non-interest bearing demand deposits, and a $60.8 million, or 10.2%, increase in NOW deposits, offset by a $27.9 million, or 0.9%, decrease in time deposits of $100,000 or more. Increases in time deposits under $100,000 were primarily due to increases in brokered time deposits. The following table displays the deposit mix as of the dates indicated:

	September 30, 2013	% of Total	December 31, 2012	% of Total
	(Dollars in thousands)
Deposits
Non-interest-bearing demand deposits	$1,385,430	17.5%	$1,269,455	17.2%
NOW deposits	653,903	8.3	593,133	8.0
Money market deposits	1,303,121	16.4	1,186,771	16.1
Savings deposits	498,246	6.3	473,805	6.4
Time deposits under $100,000	889,828	11.2	644,191	8.7
Time deposits of $100,000 or more	3,188,015	40.3	3,215,870	43.6
Total deposits	$7,918,543	100.0%	$7,383,225	100.0%

Borrowings

Borrowings include federal funds purchased, securities sold under agreements to repurchase, funds obtained as advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and borrowings from other financial institutions.

Securities sold under agreements to repurchase were $800 million with a weighted average rate of 3.87% at September 30, 2013, compared to $1.3 billion with a weighted average rate of 3.84% at December 31, 2012. In 2012, the Company modified $200.0 million of securities sold under agreements to repurchase by extending the term by an additional four years on average, reducing the rate by an average of 168 basis points and removing the callable feature. In 2012, the Company prepaid securities sold under agreements to repurchase totaling $150 million with a weighted average rate of 4.43% and incurred prepayment penalties of $9.4 million. In the first nine months of 2013, the Company prepaid securities sold under agreements to repurchase totaling $450 million with a weighted average rate of 3.79% and incurred prepayment penalties of $22.6 million. Five floating-to-fixed rate agreements totaling $300.0 million have initial floating rates for a period of time ranging from six months to one year, with floating rates ranging from the three-month LIBOR minus 200 basis points to the three-month LIBOR rate minus 340 basis points. Thereafter, the rates are fixed for the remainder of the term, with interest rates ranging from 4.78% to 5.07%. After the initial floating rate term, the counter parties have the right to terminate the transaction at par at the fixed rate reset date and quarterly thereafter. Six fixed-to-floating rate agreements totaling $300.0 million have initial fixed rates ranging from 1.00% to 3.50% with initial fixed rate terms ranging from six months to 18 months. For the remaining term, the rates float at 8% minus the three-month LIBOR rate with a maximum rate ranging from 3.50% to 3.75% and minimum rate of 0.0%. After the initial fixed rate term, the counter parties have the right to terminate the transaction at par at the floating rate reset date and quarterly thereafter. The table below provides summary data for the $600 million of callable securities sold under agreements to repurchase as of September 30, 2013:

(Dollars in millions)	Fixed-to-floating			Floating-to-fixed		Total
Rate type	Float Rate			Fixed Rate
Rate index	8% minus 3 month LIBOR
Maximum rate	3.75%	3.50%	3.50%
Minimum rate	0.0%	0.0%	0.0%
No. of agreements	1	2	3	1	4	11
Amount	$50.0	$100.0	$150.0	$100.0	$200.0	$600.0
Weighted average rate	3.75%	3.50%	3.50%	4.78%	5.00%	4.24%
Final maturity	2014	2014	2015	2014	2017

The table below provides summary data for non-callable fixed rate securities sold under agreements to repurchase as of September 30, 2013:

	No. of	Amount	Weighted Average
Maturity	Agreements	(In thousands)	Interest Rate
1 year to 3 years	1	$50,000	2.69%
3 years to 5 years	3	$150,000	2.81%
Total	4	$200,000	2.78%

These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. Treasury securities, U.S. government agency security debt, and mortgage-backed securities with a fair value of $920.1 million as of September 30, 2013, and $1.4 billion as of December 31, 2012.

Advances from the FHLB were $376.2 million with weighted average rate of 0.25% at September 30, 2013, compared to $146.2 million with weighted average rate of 0.44% at December 31, 2012.

Long-term Debt

Long-term debt was $171.1 million at both September 30, 2013, and December 31, 2012. Long-term debt is comprised of subordinated debt, which qualifies as Tier II capital for regulatory purposes, and Junior Subordinated Notes, which qualifies as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings.

Off-Balance-Sheet Arrangements and Contractual Obligations

The following table summarizes the Company’s contractual obligations to make future payments as of September 30, 2013. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payment Due by Period
		More than	3 years or
		1 year but	more but
	1 year	less than	less than	5 years
	or less	3 years	5 years	or more	Total
	(In thousands)

Contractual obligations:
Deposits with stated maturity dates	$3,457,955	$401,546	$218,331	$11	$4,077,843
Securities sold under agreements to repurchase (1)	150,000	250,000	200,000	-	600,000
Securities sold under agreements to repurchase (2)	-	50,000	150,000	-	200,000
Advances from the Federal Home Loan Bank	330,000	-	46,200	-	376,200
Other borrowings	-	-	-	19,108	19,108
Long-term debt	-	-	50,000	121,136	171,136
Operating leases	5,837	6,270	1,805	600	14,512
Total contractual obligations and other commitments	$3,943,792	$707,816	$666,336	$140,855	$5,458,799

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

Capital Resources

Total equity was $1.44 billion at September 30, 2013, a decrease of $194.2 million, or 11.9%, from $1.63 billion at December 31, 2012, primarily due to the redemption 50% on March 20, 2013, and the remaining 50% on September 30, 2013, of the balance of $258 million of Bancorp’s Series B Preferred Stock issued under the U.S. Treasury's TARP Capital Purchase Program and increases in unrealized losses on securities available for sale of $21.6 million offset by $91.7 million in net income. A $1.6 million noncash charge associated with the redemption of Series B Preferred Stock was reflected in net income available to common stockholders.

The following table summarizes changes in total equity for the nine months ended September 30, 2013:

Nine months ended
(In thousands)	September 30, 2013
Net income	$91,693
Stock issued to officers as compensation	1,072
Proceeds from shares issued through the Dividend Reinvestment Plan	202
Net tax short-fall from stock-based compensation expense	(143)
Share-based compensation	1,705
Other comprehensive income	(21,648)
Preferred stock dividends	(6,717)
Redemption of series B preferred stock	(258,000)
Cash dividends paid to common stockholders	(2,366)
Net decrease in total equity	$(194,202)

Capital Adequacy Review

Management seeks to maintain the Company’s capital at a level sufficient to support future growth, protect depositors and stockholders, and comply with various regulatory requirements.

Both the Bancorp’s and the Bank’s regulatory capital continued to exceed the regulatory minimum requirements as of September 30, 2013. In addition, the capital ratios of the Bank place it in the “well capitalized” category which is defined as institutions with a Tier 1 risk-based capital ratio equal to or greater than 6.0%, total risk-based capital ratio equal to or greater than 10.0%, and Tier 1 leverage capital ratio equal to or greater than 5.0%.

The following table presents Bancorp’s and the Bank’s capital and leverage ratios as of September 30, 2013, and December 31, 2012:

	Cathay General Bancorp				Cathay Bank
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
(Dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%

Tier 1 capital (to risk-weighted assets)	$1,255,446	14.88	$1,426,566	17.36	$1,218,796	14.46	$1,259,005	15.33
Tier 1 capital minimum requirement	337,410	4.00	328,713	4.00	337,133	4.00	328,440	4.00
Excess	$918,036	10.88	$1,097,853	13.36	$881,663	10.46	$930,565	11.33

Total capital (to risk-weighted assets)	$1,404,555	16.65	$1,571,060	19.12	$1,365,115	16.20	$1,402,691	17.08
Total capital minimum requirement	674,820	8.00	657,426	8.00	674,266	8.00	656,880	8.00
Excess	$729,735	8.65	$913,634	11.12	$690,849	8.20	$745,811	9.08

Tier 1 capital (to average assets) – Leverage ratio	$1,255,446	12.36	$1,426,566	13.82	$1,218,796	12.02	$1,259,005	12.22
Minimum leverage requirement	406,374	4.00	412,844	4.00	405,588	4.00	412,272	4.00
Excess	$849,072	8.36	$1,013,722	9.82	$813,208	8.02	$846,733	8.22

Risk-weighted assets	$8,435,247		$8,217,821		$8,428,325		$8,211,004
Total average assets (1)	$10,159,358		$10,321,104		$10,139,705		$10,306,790
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

The capital conservation buffer is designed to absorb losses during periods of economic stress. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to Bancorp or the Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

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

Management believes that, as of September 30, 2013, Bancorp and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

Dividend Policy

Holders of common stock are entitled to dividends as and when declared by our Board of Directors out of funds legally available for the payment of dividends. Although we have historically paid cash dividends on our common stock, we are not required to do so. Commencing with the second quarter of 2009, our Board of Directors reduced our common stock dividend to $.08 per share and to $.01 per share thereafter. The amount of future dividends will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors. As discussed in “Regulatory Matters” below, we are subject to Federal Reserve supervisory policies, including informing and consulting with the Federal Reserve Bank of San Francisco sufficiently in advance of any planned capital actions (i.e. increased dividend payments and stock redemptions) and we have notified the Federal Reserve Bank of San Francisco that our Board of Directors expects to increase the common stock dividend to $.05 per share during the fourth quarter. There can be no assurance that our regulators will not object to any capital actions. The terms of the Bank’s Subordinated debt and our Junior Subordinated Notes also limit the Bank’s and our ability to pay dividends.

The Company declared cash dividends of $.01 per share for distribution to holders of our common stock on September 9, 2013, on 78,898,143 shares outstanding, on June 13, 2013, on 78,871,160 shares outstanding, and on March 14, 2013, on 78,799,276 shares outstanding. Total cash dividends of $2.4 million were paid during the nine months ended September 30, 2013.

Country Risk Exposures

The Company’s total assets were $10.8 billion and total foreign country risk net exposures were $867.5 million at September 30, 2013. Total foreign country risk net exposures at September 30, 2013, were comprised primarily of $273.0 million from Hong Kong, $194.6 million from England, $170.3 million from China, $57.2 million from Switzerland, $55.0 million from France, $33.0 million from Taiwan, $30.0 million from Australia, $21.2 million from Canada, $11.4 million from Germany, $10.0 million from the Philippines, $9.6 million from Singapore, and $1.8 million from Macau. Risk is determined based on location of the borrowers, issuers, and counter parties.

All foreign country risk net exposures were to non-sovereign counter parties except $8.5 million due from the Hong Kong Monetary Authority at September 30, 2013.

Unfunded exposures were $11.3 million at September 30, 2013, and were comprised primarily of a $10.0 million unfunded loan to a financial institution in China, a $860,000 unfunded loan to a borrower in Taiwan, and a $375,000 unfunded loan to a borrower in Canada.

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

The Company enters into foreign exchange forward contracts and foreign currency option contracts with various counterparties to mitigate the risk of fluctuations in foreign currency exchange rates for foreign exchange certificates of deposit, foreign exchange contracts, or foreign currency option contracts entered into with our clients. These contracts are not designated as hedging instruments and are recorded at fair value in our condensed consolidated balance sheets. Changes in the fair value of these contracts as well as the related foreign exchange certificates of deposit, foreign exchange contracts or foreign currency option contracts are recognized immediately in net income as a component of non-interest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At September 30, 2013, the notional amount of option contracts totaled $101,000 with a net negative fair value of $1,000. Spot and forward contracts in the total notional amount of $277.4 million had a positive fair value of $5.8 million at September 30, 2013. Spot and forward contracts in the total notional amount of $185.6 million had a negative fair value of $4.7 million at September 30, 2013. At December 31, 2012, the notional amount of option contracts totaled $209,000 with a net negative fair value of $2,000. Spot and forward contracts in the total notional amount of $188.1 million had a positive fair value of $2.9 million at December 31, 2012. Spot and forward contracts in the total notional amount of $133.7 million had a negative fair value of $1.6 million at December 31, 2012.

Liquidity

Liquidity is our ability to maintain sufficient cash flow to meet maturing financial obligations and customer credit needs, and to take advantage of investment opportunities as they are presented in the marketplace. Our principal sources of liquidity are growth in deposits, proceeds from the maturity or sale of securities and other financial instruments, repayments from securities and loans, federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. At September 30, 2013, our liquidity ratio (defined as net cash plus short-term and marketable securities to net deposits and short-term liabilities) was 16.5% compared to 15.3% at December 31, 2012.

The Bank is a shareholder of the FHLB of San Francisco, enabling it to have access to lower cost FHLB financing when necessary. As of September 30, 2013, the Bank had an approved credit line with the FHLB of San Francisco totaling $1.28 billion. Advances from FHLB were $376.2 million at September 30, 2013. The Bank expects to be able to access this source of funding, if required, in the near term. The Bank has pledged a portion of its commercial loans to the Federal Reserve Bank’s Discount Window under the Borrower-in-Custody program to secure these borrowings. At September 30, 2013, the borrowing capacity under the Borrower-in-Custody program was $94.2 million.

Liquidity can also be provided through the sale of liquid assets, which consist of federal funds sold, securities sold under agreements to repurchase, and unpledged investment securities. At September 30, 2013, investment securities and trading securities totaled $1.75 billion, with $941.8 million pledged as collateral for borrowings and other commitments. The remaining $806.4 million was available as additional liquidity or to be pledged as collateral for additional borrowings.

Approximately 85% of the Company’s time deposits mature within one year or less as of September 30, 2013. Management anticipates that there may be some outflow of these deposits upon maturity due to the keen competition in the Bank’s marketplace. However, based on our historical run-off experience, we expect that the outflow will be minimal and can be replenished through our normal growth in deposits. Management believes the above-mentioned sources will provide adequate liquidity to the Bank to meet its daily operating needs.

The business activities of Bancorp consist primarily of the operation of the Bank and limited activities in other investments. Under the memorandum of understanding Bancorp entered into with the Federal Reserve Bank of San Francisco (“FRB SF”), which was terminated effective April 5, 2013, we agreed that we would not, without the FRB SF’s prior written approval, receive any dividends or any other form of payment or distribution representing a reduction of capital from the Bank. The Bank did not pay a dividend to the Bancorp in 2010 or 2011, but paid dividends of $154.7 million to Bancorp following regulatory approval in 2012, and paid additional dividends of $138.0 million, of which $57.2 million exceeded the Bank’s dividend capacity and required prior regulatory approval, in the first nine months of 2013. These dividends were made by the Bank in order for the Bancorp to redeem the Series B Preferred Stock and repurchase the warrants issued under the U.S. Treasury's TARP Capital Purchase Program and to maintain Bancorp’s cash balance equal to at least two years of Bancorp’s operating expenses.

Regulatory Matters

The memorandum of understanding with the FRB SF not only restricted Bancorp from receiving dividends or distributions from the Bank, but also restricted Bancorp from paying dividends or making other capital distributions. Although the memorandum of understanding was terminated effective April 5, 2013, we remain subject to Federal Reserve supervisory policies, including informing and consulting with the FRB SF sufficiently in advance of any planned capital actions (i.e. TARP redemptions, increased dividend payments, stock redemptions).

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

The table below shows the estimated impact of changes in interest rate on net interest income and market value of equity as of September 30, 2013:

	Net Interest	Market Value
	Income	of Equity
Change in Interest Rate (Basis Points)	Volatility (1)	Volatility (2)
+200	3.1	2.1
+100	-0.2	0.7
-100	1.2	0.6
-200	0.2	3.1

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

Item 4. CONTROLS AND PROCEDURES.

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based upon their evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting that occurred during the third fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2013 - July 31, 2013)	0	$0	0	622,500
Month #2 (August 1, 2013 - August 31, 2013)	0	$0	0	622,500
Month #3 (September 1, 2013 - September 30, 2013)	0	$0	0	622,500
Total	0	$0	0	622,500

For a discussion of limitations on the payment of dividends, see “Dividend Policy,” “Liquidity,” and “Regulatory Matters” under Part I—Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Cathay General Bancorp (Registrant)

Date: November 7, 2013	/s/ Dunson K. Cheng Dunson K. Cheng Chairman, President, and Chief Executive Officer

Date: November 7, 2013	/s/ Heng W. Chen Heng W. Chen Executive Vice President and Chief Financial Officer